Form 10-Q
period 2012-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2012-08-08
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 1, 2012, there were 529,405,539 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2012 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2012 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2012 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2012 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

FINANCIAL REVIEW

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended June 30		Six months ended June 30
Unaudited	2012	2011	2012	2011
Financial Results (a)
Revenue
Net interest income	$2,526	$2,150	$4,817	$4,326
Noninterest income	1,097	1,452	2,538	2,907
Total revenue	3,623	3,602	7,355	7,233
Noninterest expense	2,648	2,176	5,103	4,246
Pretax, pre-provision earnings (b)	975	1,426	2,252	2,987
Provision for credit losses	256	280	441	701
Income before income taxes and noncontrolling interests (pretax earnings)	$719	$1,146	$1,811	$2,286
Net Income	$546	$912	$1,357	$1,744
Less: Net income (loss) attributable to noncontrolling interests	(5)	(1)	1	(6)
Preferred stock dividends and discount accretion	25	25	64	29
Net income attributable to common shareholders	$526	$888	$1,292	$1,721

Diluted earnings per common share	$.98	$1.67	$2.42	$3.24

Cash dividends declared per common share	$.40	$.35	$.75	$.45
Integration costs:
Pretax	$52	$5	$197	$6
After-tax	$34	$3	$128	$4
Impact on diluted earnings per share	$.06	$.01	$.24	$.01

Noncash charges for unamortized discounts related to redemption of trust preferred securities:
Pretax	$130		$130
After-tax	$85		$85
Impact on diluted earnings per share	$.16		$.16

Provision for residential mortgage repurchase obligations:
Pretax	$438	$21	$470	$35
After-tax	$284	$14	$305	$23
Impact on diluted earnings per share	$.54	$.03	$.58	$.04
Performance Ratios
Net interest margin (c)	4.08%	3.93%	3.99%	3.93%
Noninterest income to total revenue	30	40	35	40
Efficiency	73	60	69	59
Return on:
Average common shareholders’ equity	6.23	11.44	7.80	11.29
Average assets	.74	1.40	.94	1.34

See page 71 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. The after-tax amounts in this table and notes below were calculated using a marginal federal income tax rate of 35% and include applicable income tax adjustments.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended June 30, 2012 and June 30, 2011 were $35 million and $25 million, respectively. The taxable-equivalent adjustments to net interest income for the six months ended June 30, 2012 and June 30, 2011 were $66 million and $49 million.

The PNC Financial Services Group, Inc. – Form 10-Q    1

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	June 30 2012	December 31 2011	June 30 2011
Balance Sheet Data (dollars in millions, except per share data)
Assets	$299,575	$271,205	$263,117
Loans (b) (c)	180,425	159,014	150,319
Allowance for loan and lease losses (b)	4,156	4,347	4,627
Interest-earning deposits with banks (b)	3,995	1,169	4,508
Investment securities (b)	61,937	60,634	59,414
Loans held for sale (c)	3,333	2,936	2,679
Goodwill and other intangible assets	10,962	10,144	10,594
Equity investments (b) (d)	10,617	10,134	9,776

Noninterest-bearing deposits	64,476	59,048	52,683
Interest-bearing deposits	142,447	128,918	129,208
Total deposits	206,923	187,966	181,891
Transaction deposits	166,043	147,637	137,109
Borrowed funds (b)	43,689	36,704	35,176
Shareholders’ equity	37,005	34,053	32,235
Common shareholders’ equity	33,884	32,417	31,588
Accumulated other comprehensive income (loss)	402	(105)	69

Book value per common share	64.00	61.52	60.02
Common shares outstanding (millions)	529	527	526
Loans to deposits	87%	85%	83%

Client Assets (billions)
Discretionary assets under management	$109	$107	$109
Nondiscretionary assets under administration	105	103	110
Total assets under administration	214	210	219
Brokerage account assets	36	34	35
Total client assets	$250	$244	$254

Capital Ratios
Tier 1 common	9.3%	10.3%	10.5%
Tier 1 risk-based (e)	11.4	12.6	12.8
Total risk-based (e)	14.2	15.8	16.2
Leverage (e)	10.1	11.1	11.0
Common shareholders’ equity to assets	11.3	12.0	12.0

Asset Quality
Nonperforming loans to total loans	1.92%	2.24%	2.57%
Nonperforming assets to total loans, OREO and foreclosed assets	2.31	2.60	2.97
Nonperforming assets to total assets	1.39	1.53	1.70
Net charge-offs to average loans (for the three months ended) (annualized)	.71	.83	1.11
Allowance for loan and lease losses to total loans	2.30	2.73	3.08
Allowance for loan and lease losses to nonperforming loans (f)	120	122	120
Accruing loans past due 90 days or more (g)	$2,483	$2,973	$2,646
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include consolidated variable interest entities. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(c)	Amounts include assets for which we have elected the fair value option. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(d)	Amounts include our equity interest in BlackRock.
(e)	The minimum US regulatory capital ratios under Basel I are 4.0% for Tier 1 risk-based, 8.0% for Total risk-based, and 4.0% for Leverage. The comparable well-capitalized levels are 6.0% for Tier 1 risk-based, 10.0% for Total risk-based, and 5.0% for Leverage.
(f)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(g)	Excludes loans held for sale and purchased impaired loans. In the first quarter of 2012, we adopted a policy stating that home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.

2    The PNC Financial Services Group, Inc. – Form 10-Q

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2011 Annual Report on Form 10-K as amended by Amendment No. 1 on Form 10-K/A (2011 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2011 Form 10-K and our First Quarter 2012 Form 10-Q: the Risk Management section of the Financial Review portion of the respective report; Item 1A Risk Factors included in our 2011 Form 10-K; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes to Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2011 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 19 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (GAAP) basis.

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

Our strategy to enhance shareholder value centers on driving growth in pre-tax, pre-provision earnings by achieving growth in revenue from our balance sheet and a diverse business mix that exceeds growth in expenses controlled through disciplined cost management.

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

PNC faces a variety of risks that may impact different aspects of our risk profile from time to time, the extent of each varies depending on factors such as the current economic, political and regulatory environment, the impact of mergers and acquisition activity, and operational challenges. Many of these risks and our risk management strategies are described in more detail in our 2011 Form 10-K and elsewhere in this Report.

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

RBC BANK (USA) ACQUISITION

On March 2, 2012, we acquired 100% of the issued and outstanding common stock of RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada. As part of the acquisition, PNC also purchased a credit card portfolio from RBC Bank (Georgia), National Association. PNC paid $3.6 billion in cash as the consideration for the acquisition of both RBC Bank (USA) and the credit card portfolio. The transaction added approximately $18.1 billion in deposits, $14.5 billion of loans and $1.1 billion of goodwill and intangible assets to PNC’s Consolidated Balance Sheet. Our Consolidated Income Statement includes the impact of business activity associated with the RBC Bank (USA) acquisition subsequent to March 2, 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    3

RBC Bank (USA), based in Raleigh, North Carolina, operated more than 400 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The primary reasons for the acquisition of RBC Bank (USA) were to enhance shareholder value, to improve PNC’s competitive position in the financial services industry, and to further expand PNC’s existing branch network in the states where it currently operates as well as expanding into new markets. When combined with PNC’s existing network, PNC now has 2,888 branches across 17 states and the District of Columbia, ranking it fifth among U.S. banks in branches. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in this Report for additional information regarding this acquisition and 2011 branch acquisition activity.

PENDING SALE OF SMARTSTREET

On April 20, 2012, PNC signed a purchase and assumption agreement with Union Bank, N.A. pursuant to which Union Bank will assume the deposits and acquire certain assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition. Smartstreet is a nationwide business focused on homeowner or community association managers and has approximately $1 billion of assets and deposits as of June 30, 2012. The transaction is expected to close in the fall of 2012 and is subject to certain closing conditions, including regulatory approval.

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

On April 5, 2012, consistent with our capital plan submitted to the Federal Reserve in 2012, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from $.35 per common share to $.40 per common share. Additionally, also consistent with that capital plan, PNC plans to purchase up to $250 million of common stock under our existing 25 million share repurchase program in open market or privately negotiated transactions during 2012. Such purchases were initiated in the second quarter with approximately $50 million repurchased as of June 30, 2012. The discussion of capital within the Consolidated Balance Sheet Review section of this Financial Review includes additional information regarding our common stock repurchase program.

On March 8, 2012, PNC Funding Corp issued $1 billion of senior notes, unconditionally guaranteed by The PNC Financial Services Group, Inc., due March 8, 2022. Interest is paid semi-annually at a fixed annual rate of 3.30%. The offering resulted in gross proceeds to us of $990 million before offering related expenses. We intend to use the net proceeds from this offering for general corporate purposes, which may include: advances to PNC and its subsidiaries to finance their activities, repayment of outstanding indebtedness, and repurchases and redemptions of issued and outstanding securities of PNC and its subsidiaries.

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

On April 25, 2012 we redeemed $300 million of trust preferred securities issued by PNC Capital Trust D with a current distribution rate of 6.125% and $6 million of trust preferred securities issued by Yardville Capital Trust III with a current distribution rate of 10.18%. In addition, on May 25, 2012 we redeemed $500 million of trust preferred securities issued by National City Capital Trust III with a current distribution rate of 6.625%. These redemptions together resulted in a noncash charge for unamortized discounts of approximately $130 million in the second quarter of 2012.

On June 20, 2012, PNC Bank, N.A. issued $1.0 billion of senior extendible floating rate bank notes with an initial maturity date of July 20, 2013, subject to the holder’s monthly option to extend, and a final maturity date of June 20, 2014. Interest is paid at the 3-month LIBOR rate, reset quarterly, plus a spread of 22.5 basis points, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder.

On June 28, 2012 we announced the July 30, 2012 redemption of $450 million of trust preferred securities issued by PNC Capital Trust E with a current distribution rate of 7.750% and $517.5 million of enhanced trust preferred securities issued by

4    The PNC Financial Services Group, Inc. – Form 10-Q

National City Capital Trust IV with a current distribution rate of 8.000%. These redemptions together will result in a noncash charge for unamortized discounts of approximately $95 million in the third quarter of 2012. As a result of these redemptions and assuming the redemption of other trust preferred securities redeemable at par in the fourth quarter of 2012, PNC expects its total second half noncash charges to be $162 million rather than $150 million, as disclosed in PNC’s first quarter 2012 Form 10-Q.

Our Tier 1 risk-based capital ratio at June 30, 2012 reflected second quarter capital actions of issuing approximately $1.5 billion of preferred stock and redeeming or announcing the redemption of approximately $1.8 billion of trust preferred securities. The discussion of capital within the Consolidated Balance Sheet Review section of this Financial Review includes additional information regarding our capital ratios.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

The following updates our previous disclosures on recent market and industry developments, including with respect to regulatory developments, mortgage matters and governmental programs. We provide additional information on these matters in the Recent Market and Industry Developments, Residential Mortgage Matters and PNC’s Participation in Select Government Programs sections of the Financial Review in Item 7 of our 2011 Form 10-K and Part I, Item 2 of our First Quarter 2012 Form 10-Q. We also refer you to Item 1 Business–Supervision and Regulation and Item 1A Risk Factors included in our 2011 Form 10-K with respect to reforms and regulatory developments affecting PNC and the financial services industry.

Among the recent legislative and regulatory developments affecting the banking industry are evolving regulatory capital standards for banking organizations. These evolving standards include the so-called “Basel III” initiatives that are part of the effort by international banking supervisors to improve the ability of the banking sector to absorb shocks in periods of financial and economic stress and changes by the federal banking agencies to reduce the use of credit ratings in the rules governing regulatory capital.

In June 2012, the US banking regulators requested comment on three sets of proposed rules that implement the Basel III capital framework and also make other changes to US regulatory capital standards for banking institutions. The Basel III proposed rules include heightened capital requirements for banking institutions in terms of both higher quality capital and higher regulatory capital ratios. These proposed rules, among other things, would revise the capital levels at which a banking institution would be subject to the prompt corrective action framework (including the establishment of a new tier 1 common capital requirement), eliminate or reduce the ability of certain types of capital instruments to count as regulatory capital, eliminate the Tier 1 treatment of trust preferred securities (as required by Dodd-

Frank) following a phase-in period beginning in 2013, and require new deductions from capital for investments in unconsolidated financial institutions, mortgage servicing assets and deferred tax assets that exceed specified thresholds. The proposed rules also would establish a new capital conservation buffer and, for large or internationally active banks, a supplemental leverage capital requirement that would take into account certain off-balance sheet exposures and a countercyclical capital buffer that would initially be set at zero. The proposed Basel III rules would become effective under a phase-in period beginning January 1, 2013 and to be in full effect on January 1, 2019.

The other proposed rules issued by the US banking regulators in June 2012 would revise the manner in which a banking institution determines its risk-weighted assets for risk-based capital purposes under the Basel II framework applicable to large or internationally active banks (referred to as the advanced approach) and under the Basel I framework applicable to all banking institutions (referred to as the standardized approach). These rules would replace references to credit ratings with alternative methodologies for assessing creditworthiness. In addition, among other things, the advanced approach proposal would implement the changes to counterparty credit risk weightings included in the Basel III capital framework, and the standardized approach would modify the risk-weighting framework for residential mortgage assets. The standardized approach changes to the Basel I risk-weighting rules are proposed to become effective no later than July 1, 2015.

In June 2012, the US banking regulators also adopted final market risk capital rules to implement the enhancements to the market risk framework adopted by the Basel Committee (commonly referred to as “Basel II.5”). The final rules are effective January 1, 2013 and, among other things, establish new stressed Value at Risk (“VaR”) and incremental risk charges for covered trading positions and replace references to credit ratings in the market risk rules with alternative methodologies for assessing credit risk.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	General economic conditions, including the continuity, speed and stamina of the moderate economic recovery in general and on our customers in particular,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,

The PNC Financial Services Group, Inc. – Form 10-Q    5

•	Customer demand for non-loan products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•

The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined in our 2011 Form 10-K, our First Quarter 2012 Form 10-Q and elsewhere in this Report, and

•	The impact of market credit spreads on asset valuations.

In addition, our success will depend upon, among other things:

•	Further success in the acquisition, growth and retention of customers,
•

Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings and integration of the acquired RBC Bank (USA) businesses into PNC,

•	Revenue growth and our ability to provide innovative and valued products to our customers,
•	Our ability to utilize technology to develop and deliver products and services to our customers,
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•	A sustained focus on expense management,
•	Managing the non-strategic assets portfolio and impaired assets,
•	Improving our overall asset quality,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to manage risk in keeping with a moderate risk philosophy, and to meet evolving regulatory capital standards,
•	Actions we take within the capital and other financial markets,
•	The impact of legal and regulatory-related contingencies, and
•	The appropriateness of reserves needed for critical estimates and related contingencies.

For additional information, please see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2011 Form 10-K.

INCOME STATEMENT HIGHLIGHTS

•

Net income for the second quarter of 2012 of $546 million decreased 40 percent compared to the second quarter of 2011. Net income for the second quarter of 2012 was reduced by higher provision for residential mortgage repurchase obligations, noncash charges related to redemption of trust preferred securities, and higher integration costs. For additional detail, please see the Consolidated Income Statement Review section in this Financial Review.
•

Net interest income of $2.5 billion for the second quarter of 2012 increased 17 percent compared with the second quarter of 2011 due to the full quarter benefit of the RBC Bank (USA) acquisition, organic loan growth and lower funding costs.

•

Net interest margin increased to 4.08% for the second quarter of 2012 compared to 3.93% for the second quarter of 2011, primarily driven by a decline in the cost of interest-bearing deposits and borrowed funds and the contribution to margin of the loans acquired in the RBC Bank (USA) acquisition.

•

Noninterest income of $1.1 billion for the second quarter of 2012 decreased $355 million compared to the second quarter of 2011. The overall decrease was primarily due to higher provision for residential mortgage repurchase obligations and lower consumer service fees from the regulatory impact of lower interchange fees on debit card transactions. These declines were partially offset by an increase in residential mortgage loan sales revenue related to an increase in loan origination volume as well as higher corporate services fee income from higher commercial mortgage banking revenue and higher merger and advisory fees.

•

The provision for credit losses declined to $256 million for the second quarter of 2012 compared to $280 million for the second quarter of 2011 as overall credit quality improved, partially offset by credit provisions related to the RBC Bank (USA) acquisition.

•

Noninterest expense of $2.6 billion for the second quarter of 2012 increased $472 million compared with the second quarter of 2011 primarily driven by operating expense for the RBC Bank (USA) acquisition, noncash charges related to redemption of trust preferred securities, higher integration costs, additions to legal reserves, increased expenses for other real estate owned and residential mortgage foreclosure-related matters, and higher pension costs.

CREDIT QUALITY HIGHLIGHTS

•	Overall credit quality improved during the second quarter of 2012.
•	Nonperforming assets of $4.2 billion at June 30, 2012 declined 4 percent during the second quarter of 2012 and remained flat compared to December 31, 2011.
•

Accruing loans past due 90 days or more of $2.5 billion at June 30, 2012 decreased $490 million, or 16 percent, from December 31, 2011, primarily due to a change in policy for home equity loans past due 90 days being placed on nonaccrual status, compared to prior policy of past due 180 days and a decline in government insured residential real estate loans.

6    The PNC Financial Services Group, Inc. – Form 10-Q

•

Net charge-offs of $315 million declined $18 million, or 5 percent, during the second quarter and declined 24 percent compared to the second quarter of 2011. Net charge-offs for the six months ended June 30, 2012 were $648 million or an annualized .76% of average loans, compared to $947 million or an annualized 1.27% of average loans for the six months ended June 30, 2011, which is a decrease of 32 percent in net charge-offs in the comparison.

•	The allowance for loan and lease losses was 2.30% of total loans and 120% of nonperforming loans at June 30, 2012, compared with 2.73% and 122% at December 31, 2011.

BALANCE SHEET HIGHLIGHTS

•	PNC continued to expand and deepen customer relationships through new client acquisition and cross sales.
•	In Retail Banking, net checking relationships grew 128,000 organically in the first half of 2012, or 4 percent on an annualized basis.
•	Nearly 500 new primary clients in corporate banking were added in the first half of 2012.
•	Total loans increased by $21 billion, or 13 percent, to $180 billion at June 30, 2012 compared to December 31, 2011.
•	Total commercial lending continued to have strong growth, increasing $15.8 billion, or 18 percent, from December 31, 2011, which includes the impact from the RBC Bank (USA) acquisition.
•	Total consumer lending increased $5.6 billion from December 31, 2011 primarily in home equity and automobile loans, including the impact from the RBC Bank (USA) acquisition.
•	Total deposits were $207 billion at June 30, 2012 compared with $188 billion at December 31, 2011.
•

Transaction deposits increased by $18.4 billion, or 12 percent, to $166 billion, or 80 percent of deposits, at June 30, 2012 compared to December 31, 2011, which includes the impact from the RBC Bank (USA) acquisition.

•	Time deposits increased by $2.5 billion at June 30, 2012 compared to December 31, 2011 reflecting higher Eurodollar deposits in the second quarter.
•	Retail certificates of deposit declined by $3.2 billion at June 30, 2012 from December 31, 2011 as the final wave of higher rate accounts matured in the second quarter.
•	PNC’s balance sheet remained core funded with a loans to deposits ratio of 87 percent at June 30, 2012 and retained a strong bank holding company liquidity position.
•	PNC maintained strong capital levels with a Tier 1 common capital ratio of 9.3 percent at June 30, 2012 and 10.3 percent at December 31, 2011. The impact on the ratio of the acquisition of RBC Bank (USA) was a decrease of approximately 1.2 percentage points.
•

PNC expects to reach its Basel III Tier 1 common capital ratio goal of 8.0 to 8.5 percent by year end 2013 without benefit of phase-ins, based on Basel III proposed rules and including application of Basel II (including proposed modifications) and Basel II.5 rules as issued by the US banking agencies.

•

Among other effects, the recently issued notices of proposed rules suggest an estimated benefit of approximately 90 basis points to our Basel III Tier 1 common capital ratio as a result of the treatment of sub-investment grade securities under the proposed rules, as compared to the Basel III framework.

•

The Tier 1 risk-based capital ratio of 11.4 percent at June 30, 2012 reflected second quarter capital actions of issuing approximately $1.5 billion of preferred stock and redeeming or announcing the redemption of approximately $1.8 billion of trust preferred securities.

•

In April 2012 the PNC board of directors raised the quarterly cash dividend on common stock to 40 cents per share, an increase of 5 cents per share, or 14 percent. PNC plans to purchase up to $250 million of common stock under its existing 25 million share repurchase program in open market or privately negotiated transactions during 2012. Such purchases were initiated in the second quarter with approximately $50 million repurchased as of June 30, 2012.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results for the first six months of 2012 and 2011 and balances at June 30, 2012 and December 31, 2011, respectively.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at June 30, 2012 compared with December 31, 2011.

Total average assets were $288.8 billion for the first six months of 2012 compared with $261.8 billion for the first six months of 2011, primarily due to assets added from the March 2, 2012 acquisition of RBC Bank (USA). Average interest-earning assets were $243.9 billion for the first six months of 2012, compared with $222.4 billion in the first six months of 2011, primarily driven by a $21.2 billion increase

The PNC Financial Services Group, Inc. – Form 10-Q    7

in average total loans reflecting the impact of loans added from the RBC Bank (USA) acquisition and organic growth.

Average total loans increased by $21.2 billion to $171.2 billion for the first six months of 2012 compared with the first six months of 2011, primarily due to an increase in average commercial loans of $16.1 billion and an increase in average consumer loans of $4.3 billion.

Loans represented 70% of average interest-earning assets for the first six months of 2012 and 67% of average interest-earning assets for the first six months of 2011.

Average investment securities increased $1.1 billion to $61.5 billion in the first six months of 2012 compared with the first six months of 2011. Total investment securities comprised 25% of average interest-earning assets for the first six months of 2012 and 27% for the first six months of 2011.

Average noninterest-earning assets totaled $44.9 billion in the first six months of 2012 compared with $39.4 billion in the first six months of 2011. The increase primarily related to the impact of the RBC Bank (USA) acquisition, including goodwill recorded from the acquisition, as well as the impact of increases in valuations on securities and increases in equity investments.

Average total deposits were $197.4 billion for the first six months of 2012 compared with $180.8 billion for the first six months of 2011. The increase of $16.6 billion resulted from an increase in average noninterest-bearing deposits of $10.4 billion, an increase in average interest-bearing demand deposits of $6.4 billion and an increase in average money market deposits of $5.5 billion, partially offset by a decrease in retail certificates of deposit of $7.6 billion. The growth also reflects customer preferences for liquidity in this prolonged period of low interest rates, in addition to the impact of deposits added in the RBC Bank (USA) acquisition. The decline in retail certificates of deposit included the impact of higher rate acquired accounts that matured in the past 12 months. Total deposits at June 30, 2012 were $206.9 billion compared with $188.0 billion at December 31, 2011 and are further discussed within the Consolidated Balance Sheet Review section of this Report.

Average total deposits represented 68% of average total assets for the first six months of 2012 and 69% for the first six months of 2011.

Average transaction deposits were $156.2 billion for the first six months of 2012 compared with $133.9 billion for the first six months of 2011. Organic deposit growth along with the continued corporate and personal customer preference for liquidity, as well as the impact from the RBC Bank (USA) acquisition, contributed to the year-over-year increase in average balances.

Average borrowed funds increased to $41.7 billion for the first six months of 2012 compared with $36.7 billion for the first six months of 2011 primarily to fund loan growth. Net issuances of Federal Home Loan Bank (FHLB) borrowings during the first six months of 2012 and an increase in commercial paper issued drove the increase compared with the first six months of 2011. Total borrowed funds at June 30, 2012 were $43.7 billion compared with $36.7 billion at December 31, 2011 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

Business Segment Highlights

Total business segment earnings were $1.6 billion for the first six months of 2012 and the first six months of 2011. Highlights of results for the first six months and the second quarters of 2012 and 2011 are included below. Enhancements were made to the internal funds transfer pricing methodology during the second quarter of 2012. Prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our financial statements. The Business Segments Review section of this Financial Review includes a Results of Businesses-Summary table and further analysis of our business segment results over the first six months of 2012 and 2011 including presentation differences from Note 19 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 19 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Retail Banking

Retail Banking earned $283 million in the first six months of 2012 compared with $188 million for the same period a year ago. Earnings increased from the prior year as a result of improved net interest income and a lower provision for credit losses partially offset by higher noninterest expense and a decline in noninterest income. Retail Banking continued to maintain its focus on growing core customers, selectively investing in the business for future growth, and disciplined expense management.

In the second quarter of 2012, Retail Banking earned $136 million compared with earnings of $129 million for the second quarter 2011. The increase was primarily due to an increase in net interest income and a lower provision for credit losses partially offset by higher noninterest expense and a decline in noninterest income. The increase in net interest income was attributable to higher deposit balances and improvements in spread as the business continued to execute on customer

8    The PNC Financial Services Group, Inc. – Form 10-Q

growth initiatives. The increase in noninterest expense was due to a full quarter of operating expense for the RBC Bank (USA) acquisition and higher additions to legal reserves.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $1.1 billion in the first six months of 2012 as compared with $.9 billion in the first six months of 2011. The increase in earnings was primarily due to higher net interest income resulting from higher average loans and deposits. We continued to focus on adding new clients, increasing cross sales and remaining committed to strong expense discipline.

In the second quarter of 2012, Corporate & Institutional Banking earned $577 million compared with earnings of $462 million in the second quarter of 2011. The increase reflected higher net interest income primarily due to the full quarter benefit of the RBC Bank (USA) acquisition and higher loan balances.

Asset Management Group

Asset Management Group earned $74 million in the first six months of 2012 compared with $103 million in the first six months of 2011. Assets under administration were $214 billion at June 30, 2012 and $219 billion at June 30, 2011. Earnings for the first six months of 2012 reflected an increase in the provision for credit losses and an increase in noninterest expense partially offset by growth in net interest income and noninterest income. Noninterest expense increased due to continued investments in the business including additional headcount. The core growth strategies for the business continue to include: investing in higher growth geographies, increasing internal referral sales and adding new front line sales staff.

In the second quarter of 2012, Asset Management Group earned $38 million compared with $54 million in the second quarter of 2011. The decrease is primarily due to a lower benefit from provision for credit losses and higher noninterest expense from strategic business investments.

Residential Mortgage Banking

Residential Mortgage Banking reported a loss of $152 million in the first six months of 2012 compared with earnings of $127 million in the first six months of 2011. Earnings declined from the prior year period primarily as a result of lower noninterest income reflecting the impact of higher provision for residential mortgage repurchase obligations and higher noninterest expense, partially offset by increased loan sales revenue driven by higher loan origination volume.

In the second quarter of 2012, Residential Mortgage Banking reported a loss of $213 million compared with earnings of $55 million in the second quarter of 2011 driven by the provision for residential mortgage repurchase obligations, partially offset by increased loan sales revenue driven by higher loan origination volume.

BlackRock

Our BlackRock business segment earned $178 million in the first six months of 2012 and $179 million in the first six months of 2011. Second quarter 2012 business segment earnings from BlackRock were $88 million compared with $93 million in the second quarter of 2011. The lower business segment earnings from BlackRock for the second quarter of 2012 compared to the second quarter of 2011 was primarily due to PNC’s lower earnings from BlackRock.

Non-Strategic Assets Portfolio

This business segment consists primarily of acquired non-strategic assets. Non-Strategic Assets Portfolio had earnings of $138 million for the first six months of 2012 compared with $109 million in the first six months of 2011. The increase was driven primarily by a lower provision for credit losses partially offset by a decline in revenue.

In the second quarter of 2012, Non-Strategic Assets Portfolio had earnings of $67 million compared with $84 million for the second quarter of 2011. The decrease was due to a decline in net interest income from lower loan yields and loan balances partially offset by a decrease in the provision for credit losses reflecting overall improvement in credit quality. Our intent is to wind-down this portfolio.

Other

“Other” reported a loss of $236 million for the six months of 2012 compared with earnings of $132 million for the first six months of 2011. In the second quarter of 2012, “Other” reported a loss of $147 million compared with earnings of $35 million in the second quarter of 2011. The decreases in both 2012 periods were primarily due to higher integration costs and noncash charges related to redemption of trust preferred securities.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first six months of 2012 was $1.4 billion, a decrease of 22 percent compared with $1.7 billion for the first six months of 2011. Net income for the second quarter of 2012 was $546 million, a decrease of 40 percent, compared with $912 million for the second quarter of 2011. Net income for both periods in 2012 was reduced by higher provision for residential mortgage repurchase obligations, noncash charges related to redemption of trust preferred securities, and higher integration costs.

Table 2: Net Interest Income and Net Interest Margin

	Three months ended June 30		Six months ended June 30
Dollars in millions	2012	2011	2012	2011
Net interest income	$2,526	$2,150	$4,817	$4,326
Net interest margin	4.08%	3.93%	3.99%	3.93%

The PNC Financial Services Group, Inc. – Form 10-Q    9

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

The increases in net interest income compared with both the second quarter of 2011 and the first six months of 2011 were primarily due to the full quarter benefit of the RBC Bank (USA) acquisition, organic loan growth, and lower funding costs.

The net interest margin was 3.99% for the first six months of 2012 and 3.93% for the first six months of 2011. The following factors impacted the comparison:

•

A weighted-average 32 basis point decrease in the rate accrued on interest-bearing liabilities. The rate accrued on interest-bearing deposits, the largest component, decreased 28 basis points, and the rate on total borrowed funds decreased by 54 basis points. The rate on interest-bearing deposits declined primarily due to higher rate retail certificates of deposit that matured in the last 12 months. The decline in the rate on total borrowed funds is primarily attributable to the redemption of trust preferred securities in the second quarter of 2012.

•

These factors were partially offset by a 20 basis point decrease in the yield on interest-earning assets. The yield on loans, the largest portion of our earning assets, decreased 26 basis points primarily due to lower rates on new loan volume in the current low rate environment.

The net interest margin was 4.08% for the second quarter of 2012 and 3.93% for the second quarter of 2011. The following factors impacted the comparison:

•

A weighted-average 37 basis decrease in the rate accrued on interest-bearing liabilities. The rate accrued on interest-bearing deposits, the largest component, decreased 31 basis points, and the rate on total borrowed funds decreased by 74 basis points. Similar to the six months comparison, the decreases were primarily due to higher rate retail certificates of deposit that matured in the last 12 months as well as the redemption of trust preferred securities during the second quarter.

•

These factors were partially offset by a 13 basis point decrease in the yield on interest-earning assets. The yield on loans, the largest portion of our earning assets, decreased 21 basis points, due to lower rates on new loan volume in the current low rate environment.

We believe our net interest margin will come under pressure in future quarters, assuming the current low rate environment continues.

Based on commercial loan growth, reduced deposit and funding costs and the impact of acquisitions, we expect our net interest income for full year 2012 versus 2011 to increase in percentage terms by 10 to 12 percent, assuming the economic outlook for the remainder of 2012 will be a continuation of the recent trends. We expect future benefits to our funding costs related to calling certain trust preferred securities. In addition to the $806 million of trust preferred securities redeemed in the second quarter with an average rate of almost 6.5 percent, we redeemed $968 million of trust preferred securities in July of 2012 with an average rate of almost 8 percent. By utilizing the regulatory call feature of these securities as discussed in our Form 8-K filed on June 28, 2012, we will save an additional $25 million between the redemption date of July 30, 2012 and what would otherwise have been their first available par redemption dates. Our Tier 1 risk-based capital ratio at June 30, 2012 reflected both the second quarter and the announced July redemptions of $1.8 billion of trust preferred securities.

As we look beyond 2012 and given our anticipation of the continuing low rate environment, our ability to sustain or grow our net interest income will be dependent primarily on our ability to grow loans and lower-cost deposits.

Noninterest Income

Noninterest income totaled $2.5 billion for the first six months of 2012 and $2.9 billion for the first six months of 2011. Noninterest income was $1.1 billion for the second quarter of 2012 and $1.5 billion for the second quarter of 2011. The decreases were primarily due to the higher provision for residential mortgage repurchase obligations and lower consumer service fees from the regulatory impact of lower interchange fees on debit card transactions. These declines were partially offset by an increase in residential mortgage loan sales revenue related to an increase in loan origination volume as well as higher commercial mortgage banking revenue and higher merger and acquisition advisory fees.

Asset management revenue, including BlackRock, increased $11 million to $562 million in the first six months of 2012 compared with the first six months of 2011, primarily due to higher earnings from our BlackRock investment. Asset management revenue was $278 million in the second quarter of 2012 compared with $288 million in the second quarter of 2011 due to lower earnings during the second quarter 2012 from our BlackRock investment. Discretionary assets under management totaled $109 billion at both June 30, 2012 and June 30, 2011.

10    The PNC Financial Services Group, Inc. – Form 10-Q

For the first six months of 2012, consumer services fees totaled $554 million compared with $644 million in the first six months of 2011. Consumer services fees were $290 million in the second quarter of 2012 compared with $333 million in the second quarter of 2011. Lower consumer services fees for both periods reflected the regulatory impact of lower interchange fees on debit card transactions partially offset by higher volumes of customer-initiated transactions. As further discussed in the Retail Banking section of the Business Segments Review portion of this Financial Review, the Dodd-Frank limits on interchange rates were effective October 1, 2011 and had a negative impact on revenues of approximately $150 million in the first six months of 2012, including $80 million in the second quarter of 2012.

Corporate services revenue totaled $522 million in the first six months of 2012 and $445 million in the first six months of 2011. Corporate services revenue was $290 million in the second quarter of 2012 compared with $228 million in the second quarter of 2011. Higher commercial mortgage banking revenue and merger and acquisition advisory fees led to the increase in corporate services revenue for both periods.

Residential mortgage revenue totaled $57 million in the first six months of 2012 and $358 million in the first six months of 2011. The second quarter comparables were a loss of $173 million for the second quarter of 2012 and revenue of $163 million in the second quarter of 2011. Residential mortgage revenue for the first six months of 2012 included provision for residential mortgage repurchase obligations of $470 million compared to $35 million for the first six months of 2011. The comparable amounts for the second quarters of 2012 and 2011 were $438 million and $21 million, respectively. These decreases in residential mortgage revenue for both periods were partially offset by an increase in loan sales revenue driven by higher loan origination volume.

We have recently and expect to continue to experience elevated levels of residential mortgage repurchase demands, primarily related to the 2006 to 2008 vintages of loans, particularly those that defaulted more than two years ago. As a result, we have increased our residential mortgage repurchase reserve to $462 million at June 30, 2012, resulting in the provision of $438 million for the second quarter of 2012. Management believes our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of June 30, 2012 and 2011. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. Our expected lifetime losses on our total portfolio are $1.7 billion, which includes $1.2 billion of losses incurred to date. Barring a significant change in the expected future behaviors and demand patterns of our investors or other unforeseen circumstances, we believe we are appropriately reserved.

Service charges on deposits totaled $271 million for the first six months of 2012 and $254 million for the first six months of 2011. Service charges on deposits totaled $144 million for the second quarter of 2012 and $131 million for the second quarter of 2011. The increases in both periods reflected success in growing customers, as well as the impact of the RBC Bank (USA) acquisition.

Net gains on sales of securities totaled $119 million for both the first six months of 2012 and 2011. Net gains on sales of securities were $62 million for the second quarter of 2012 and $82 million for the second quarter of 2011.

The net credit component of OTTI of securities recognized in earnings was a loss of $72 million in the first six months of 2012, including a loss of $34 million in the second quarter, compared with losses of $73 million and $39 million for the same periods in 2011, respectively.

Other noninterest income totaled $525 million for the first six months of 2012 compared with $609 million for the first six months of 2011. Other noninterest income totaled $240 million for the second quarter of 2012 and $266 million for the second quarter of 2011. The decreases over the comparable periods were driven by several individually insignificant items.

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

Looking to full year 2012, we expect noninterest income to be essentially flat and continue to see total revenue increasing in the high single digits in percentage terms, excluding any future significant provisions for residential mortgage repurchase obligations and assuming the economic outlook for 2012 will be a continuation of the current environment.

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

The PNC Financial Services Group, Inc. – Form 10-Q    11

Institutional Banking table in the Business Segments Review section of this Financial Review includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, which includes fees as well as net interest income from customer deposit balances, totaled $697 million for the first six months of 2012 and $624 million for the first six months of 2011. For the second quarter of 2012, treasury management revenue was $354 million compared with $309 million for the second quarter of 2011. Higher deposit balances along with strong growth in commercial card and lockbox products led to the favorable results.

Revenue from capital markets-related products and services totaled $307 million in the first six months of 2012 compared with $304 million in the first six months of 2011. The year-to-date comparison reflects higher mergers and acquisition advisory fees and strong customer driven capital markets activity, offset by lower loan sale activity and the increased impact of counterparty credit risk on the valuations of customer derivatives positions. For the second quarter of 2012, capital markets-related revenue was $151 million compared with $165 million for the second quarter of 2011. This comparison reflects the increased impact of counterparty credit risk on the valuations of customer derivatives positions and lower loan syndications and underwriting fees, partially offset by higher mergers and acquisition advisory fees and higher client sales revenues.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization, and commercial mortgage servicing rights valuations net of hedge), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $129 million in the first six months of 2012 compared with $64 million in the first six months of 2011. For the second quarter of 2012, revenue from commercial mortgage banking activities was $81 million compared to $18 million for the second quarter of 2011. Both comparisons benefited from higher revenue from commercial mortgage servicing, and in the second quarter comparison, higher revenue from loan originations.

Provision For Credit Losses

The provision for credit losses totaled $441 million for the first six months of 2012 compared with $701 million for the first six months of 2011. The provision for credit losses totaled $256 million for the second quarter of 2012 compared with $280 million for the second quarter of 2011. The decline in the comparison was driven by overall credit quality improvement and continuation of actions to reduce exposure levels, partially offset by credit provisions related to the RBC Bank (USA) acquisition.

We expect our provision for credit losses for full year 2012 to improve relative to full year 2011 assuming the economic outlook for the full year 2012 will be a continuation of the current environment and excluding unexpected legal and regulatory-related contingencies to the extent that the nature of the resolution of such contingencies causes us to recognize additional provision.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Noninterest expense was $5.1 billion for the first six months of 2012 and $4.2 billion for the first six months of 2011. Noninterest expense for the first six months of 2012 included integration costs of $197 million, operating expenses of $189 million for the RBC Bank (USA) acquisition and noncash charges of $130 million related to redemption of trust preferred securities. The impacts of these items were not significant to noninterest expense for the first six months of 2011. In addition to the above items, additions to legal reserves, increased expenses for other real estate owned and higher pension costs contributed to the increase in noninterest expense in the first six months of 2012.

Noninterest expense totaled $2.6 billion for the second quarter of 2012 compared with noninterest expense of $2.2 billion for the second quarter of 2011. Second quarter 2012 expense included a full quarter of operating expenses for the RBC Bank (USA) acquisition of $149 million, noncash charges of $130 million related to redemption of trust preferred securities and integration costs of $52 million. The impacts of these items were not significant to noninterest expense for the second quarter of 2011. Similar to the six month comparison, additions to legal reserves, increased expenses for other real estate owned and higher pension costs also contributed to the increase in noninterest expense compared to the prior year quarter.

Excluding noncash charges for trust preferred securities redemptions and integration expenses for both years, we expect that total noninterest expense for full year 2012 will increase in percentage terms by high single-digits compared to full year 2011. This expectation is primarily due to the inclusion of RBC Bank (USA) related expenses. This guidance excludes future significant legal and regulatory-related costs.

12    The PNC Financial Services Group, Inc. – Form 10-Q

We expect integration costs of $68 million and $28 million in the third and fourth quarters of 2012, respectively, and we are looking to achieve a total of $550 million in annualized cost savings at PNC and in integration savings at RBC Bank (USA). Noninterest expense for the third quarter of 2012 will include $95 million in non-cash charges for trust preferred securities redemptions and we expect potentially an additional $67 million in the fourth quarter assuming another redemption of approximately $500 million.

Effective Income Tax Rate

The effective income tax rate was 25.1% in the first six months of 2012 compared with 23.7% in the first six months of 2011. For the second quarter of 2012, our effective income tax rate was 24.1% compared with 20.4% for the second quarter of 2011. The increase in the effective tax rate in both comparisons was primarily attributable to a $54 million benefit in the second quarter of 2011 related to the reversal of deferred tax liabilities.

CONSOLIDATED BALANCE SHEET REVIEW

Table 3: Summarized Balance Sheet Data

In millions	June 30 2012	Dec. 31 2011
Assets
Loans	$180,425	$159,014
Investment securities	61,937	60,634
Cash and short-term investments	11,898	9,992
Loans held for sale	3,333	2,936
Goodwill and other intangible assets	10,962	10,144
Equity investments	10,617	10,134
Other, net	20,403	18,351
Total assets	$299,575	$271,205
Liabilities
Deposits	$206,923	$187,966
Borrowed funds	43,689	36,704
Other	8,749	9,289
Total liabilities	259,361	233,959
Total shareholders’ equity	37,005	34,053
Noncontrolling interests	3,209	3,193
Total equity	40,214	37,246
Total liabilities and equity	$299,575	$271,205

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in this Report.

The increase in total assets of $28.4 billion at June 30, 2012 compared with December 31, 2011 was primarily due to the addition of assets from the RBC Bank (USA) acquisition and organic loan growth. Total liabilities increased $25.4 billion from June 30, 2012 compared with December 31, 2011 primarily due to the addition of deposits from the RBC Bank (USA) acquisition and an increase in borrowed funds activity.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances of $180.4 billion at June 30, 2012 and $159.0 billion at December 31, 2011 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums of $3.1 billion at June 30, 2012 and $2.3 billion at December 31, 2011, respectively. The balances do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on the purchased impaired loans.

Loans increased $21.4 billion as of June 30, 2012 compared with December 31, 2011. On March 2, 2012, our RBC Bank (USA) acquisition added $14.5 billion of loans, which included $6.4 billion of commercial, $2.5 billion of commercial real estate, $3.4 billion of consumer (including $3.0 billion of home equity loans and $.3 billion of credit card loans), $2.1 billion of residential real estate, and $.1 billion of equipment lease financing loans. Excluding acquisition activity, the growth in commercial loans was due to organic growth in the portfolio while the growth in consumer loans was primarily driven by automobile loans due to automobile paper securitizations and indirect automobile lending. In addition, excluding acquisition activity, the decline in residential real estate loans was due to loan demand being outpaced by paydowns, refinancing, and charge-offs.

Loans represented 60% of total assets at June 30, 2012 and 59% of total assets at December 31, 2011. Commercial lending represented 58% of the loan portfolio at June 30, 2012 and 56% at December 31, 2011. Consumer lending represented 42% at June 30, 2012 and 44% at December 31, 2011.

Commercial real estate loans represented 10% of total loans and 6% of total assets at both June 30, 2012 and December 31, 2011. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional details of loans.

The PNC Financial Services Group, Inc. – Form 10-Q    13

Table 4: Details Of Loans

In millions	June 30 2012	Dec. 31 2011
Commercial Lending
Commercial
Retail/wholesale trade	$13,434	$11,539
Manufacturing	13,442	11,453
Service providers	11,875	9,717
Real estate related (a)	10,051	8,488
Financial services	9,397	6,646
Health care	6,240	5,068
Other industries	14,462	12,783
Total commercial	78,901	65,694
Commercial real estate
Real estate projects	12,837	10,640
Commercial mortgage	5,643	5,564
Total commercial real estate	18,480	16,204
Equipment lease financing	6,764	6,416
Total Commercial Lending	104,145	88,314
Consumer Lending
Home equity
Lines of credit	24,360	22,491
Installment	11,478	10,598
Total home equity	35,838	33,089
Residential real estate
Residential mortgage	14,927	13,885
Residential construction	896	584
Total residential real estate	15,823	14,469
Credit card	4,123	3,976
Other consumer
Education	8,807	9,582
Automobile	7,166	5,181
Other	4,523	4,403
Total other consumer	20,496	19,166
Total Consumer Lending	76,280	70,700
Total loans (b)	$180,425	$159,014
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Construction loans with interest reserves, and A/B Note restructurings are not significant to PNC.

Total loans above include purchased impaired loans of $8.1 billion, or 4% of total loans, at June 30, 2012, and $6.7 billion, or 4% of total loans, at December 31, 2011. The increase is related to the addition of purchased impaired loans from the RBC Bank (USA) acquisition.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $76 billion for the first six months of 2012, including $41 billion in the second quarter.

Our loan portfolio continued to be diversified among numerous industries and types of businesses in our principal geographic markets.

Commercial lending is the largest category and is the most sensitive to changes in assumptions and judgments underlying the determination of the allowance for loan and lease losses (ALLL). This estimate considers factors such as:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro economic factors,
•	Changes in risk selection and underwriting standards, and
•	Timing of available information.

Higher Risk Loans

Our total ALLL of $4.2 billion at June 30, 2012 consisted of $1.9 billion and $2.3 billion established for the commercial lending and consumer lending categories, respectively. The ALLL included what we believe to be appropriate loss coverage on higher risk loans in the commercial and consumer portfolios. We do not consider government insured or guaranteed loans to be higher risk as defaults are materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans and ALLL is included in Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in this Report.

Purchase Accounting Accretion and Valuation of Purchased Impaired Loans

Information related to purchase accounting accretion and valuation for purchased impaired loans for the second quarter and first six months of 2012 and 2011 follows.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Table 5: Accretion – Purchased Impaired Loans

	Three months ended June 30		Six months ended June 30
In millions	2012 (a)	2011 (b)	2012 (a)	2011 (b)
Impaired loans
Scheduled accretion	$178	$186	$336	$346
Reversal of contractual interest on impaired loans	(111)	(88)	(208)	(194)
Scheduled accretion net of contractual interest	67	98	128	152
Excess cash recoveries	51	40	91	121
Total impaired loans	$118	$138	$219	$273
(a)	Represents National City and RBC Bank (USA) acquisitions.
(b)	Represents National City acquisition.

Table 6: Accretable Net Interest – Purchased Impaired Loans

In billions	2012	2011
January 1	$2.1	$2.2
Addition of accretable yield due to RBC Bank (USA) acquisition on March 2, 2012	.6
Accretion	(.3)	(.4)
Excess cash recoveries	(.1)	(.1)
Net reclassifications to accretable from non-accretable and other activity	.1	.6
June 30 (a)	$2.4	$2.3
(a)	As of June 30, 2012, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $1.5 billion in future periods. This will offset the total net accretable interest in future interest income of $2.4 billion on purchased impaired loans.

Table 7: Valuation of Purchased Impaired Loans

	June 30, 2012 (a)		December 31, 2011 (b)
Dollars in billions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$2.2		$1.0
Purchased impaired mark	(.7)		(.1)
Recorded investment	1.5		.9
Allowance for loan losses	(.2)		(.2)
Net investment	1.3	59%	.7	70%
Consumer and residential mortgage loans:

Unpaid principal balance	7.3		6.5
Purchased impaired mark	(.7)		(.7)
Recorded investment	6.6		5.8
Allowance for loan losses	(.8)		(.8)
Net investment	5.8	79%	5.0	77%
Total purchased impaired loans:

Unpaid principal balance	9.5		7.5
Purchased impaired mark	(1.4)		(.8)
Recorded investment	8.1		6.7
Allowance for loan losses	(1.0)		(1.0)
Net investment	$7.1	75%	$5.7	76%
(a)	Represents National City and RBC Bank (USA) acquisitions.
(b)	Represents National City acquisition.

The PNC Financial Services Group, Inc. – Form 10-Q    15

The unpaid principal balance of purchased impaired loans increased from $7.5 billion at December 31, 2011 to $9.5 billion at June 30, 2012 due to the acquisition of RBC Bank (USA), partially offset by payments, disposals, and charge-offs of amounts determined to be uncollectible. The remaining purchased impaired mark at June 30, 2012 was $1.4 billion, which was an increase from $0.8 billion at December 31, 2011. The associated allowance for loan losses remained flat at June 30, 2012 compared to December 31, 2011. The net investment of $5.7 billion at December 31, 2011 also increased 25% to $7.1 billion at June 30, 2012. At June 30, 2012, our largest individual purchased impaired loan had a recorded investment of $17.5 million.

We currently expect to collect total cash flows of $9.5 billion on purchased impaired loans, representing the $7.1 billion net investment (carrying value) at June 30, 2012 and the accretable net interest of $2.4 billion shown in the Accretable Net Interest-Purchased Impaired Loans table. These represent the net future expected cash flows on purchased impaired loans, as contractual interest will be reversed.

Weighted Average Life of the Purchased Impaired Portfolios

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of the second quarter of 2012.

Table 8: Weighted Average Life of the Purchased Impaired Portfolios

in millions	Recorded Investment	WAL (a)
Commercial	$405	2.6 years
Commercial real estate	1,127	2.2 years
Consumer (b)	2,774	4.5 years
Residential real estate	3,777	4.7 years
Total	$8,083	4.2 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

Purchased Impaired Loans – Accretable Difference Sensitivity Analysis

The following table provides a sensitivity analysis on the Purchased Impaired Loan portfolio. The analysis reflects hypothetical changes in key drivers for expected cash flows under declining and improving conditions. Any unusual significant economic events or changes, as well as other variables not considered below (e.g., natural disasters), could result in impacts outside of the ranges represented below. Additionally, commercial and commercial real estate loan settlements or sales proceeds can vary widely from appraised values due to a number of factors including, but not limited to special use considerations, liquidity premiums, and improvements / deterioration in other income sources.

Table 9: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	For quarter ended June 30, 2012	Declining Scenario (a)	Improving Scenario (b)
Expected Cash Flows	$9.5	$(0.5)	$0.8
Accretable Difference	2.4	(0.1)	0.5
Allowance for Loan and Lease Losses	(1.0)	(0.4)	0.3
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans we assume home price forecast decreases by 10% and unemployment rate forecast increases by 2 percentage points; for commercial loans we assume that collateral values decrease by 10%.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans we assume home price forecast increases by 10%, unemployment rate forecast decreases by 2 percentage points and interest rate forecast increases by 2 percentage points; for commercial loans we assume that collateral values increase by 10%.

The impact of declining cash flows is primarily reflected as immediate impairment (allowance for loan losses). The impact of increased cash flows is first recognized as a reversal of the allowance with any additional cash flow increases reflected as an increase in accretable yield over the life of the loan.

Net Unfunded Credit Commitments

Net unfunded credit commitments are comprised of the following:

Table 10: Net Unfunded Credit Commitments

In millions	June 30 2012	December 31 2011
Commercial / commercial real estate (a)	$70,808	$64,955
Home equity lines of credit	20,486	18,317
Credit card	17,896	16,216
Other	4,446	3,783
Total	$113,636	$103,271
(a)	Less than 5% of these amounts at each date relate to commercial real estate.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $20.7 billion at June 30, 2012 and $20.2 billion at December 31, 2011.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $780 million at June 30, 2012 and $742 million at December 31, 2011 and are included in the preceding table primarily within the Commercial / commercial real estate category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $11.3 billion at June 30, 2012 and $10.8 billion at December 31, 2011. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

16    The PNC Financial Services Group, Inc. – Form 10-Q

Information regarding our allowance for unfunded loan commitments and letters of credit is included in Note 7 Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements of this Report.

INVESTMENT SECURITIES

Table 11: Details of Investment Securities

	June 30, 2012		December 31, 2011
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale (a)	$50,585	$51,251	$48,609	$48,568
Securities held to maturity	10,686	11,146	12,066	12,450
Total securities	$61,271	$62,397	$60,675	$61,018
(a)	Includes $355 million of both amortized cost and fair value of securities classified as corporate stocks and other at June 30, 2012. Comparably, at December 31, 2011, amortized cost and fair value of these corporate stocks and other was $368 million.

The carrying amount of investment securities totaled $61.9 billion at June 30, 2012, an increase of $1.3 billion, or 2%, from $60.6 billion at December 31, 2011. The increase primarily reflected an increase of $1.8 billion in available for sale asset-backed securities which is primarily due to securities added in the RBC Bank (USA) acquisition and an increase of $1.0 billion in available for sale agency residential mortgage-backed securities due to net purchase activity. These increases were partially offset by a $1.4 billion decrease in held to maturity debt securities due to principal payments of the held to maturity securities. Investment securities represented 21% of total assets at June 30, 2012 and 22% at December 31, 2011.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. US Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively represented 60% of the investment securities portfolio at June 30, 2012.

At June 30, 2012, the securities available for sale portfolio included a net unrealized gain of $666 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2011 was a net unrealized loss of $41 million. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The improvement in the net unrealized gain as compared with a loss at December 31, 2011 was primarily due to the effect of higher valuations of non-agency residential mortgage-backed securities which had a decrease in net unrealized losses of $430 million. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss from continuing operations, net of tax on our Consolidated Balance Sheet.

Additional information regarding our investment securities is included in Note 8 Investment Securities and Note 9 Fair Value in our Notes to Consolidated Financial Statements included in this Report.

Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital under currently effective capital rules. However, reductions in the credit ratings of these securities could have an impact on the liquidity of the securities or the determination of risk-weighted assets which could reduce our regulatory capital ratios under currently effective capital rules. In addition, the amount representing the credit-related portion of OTTI on available for sale securities would reduce our earnings and regulatory capital ratios. Reductions in credit ratings of these securities would not have a direct impact on the risk-weightings of these securities under the proposed capital rules issued by the US banking regulators in June 2012.

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 3.9 years at June 30, 2012 and 3.7 years at December 31, 2011.

We estimate that, at June 30, 2012, the effective duration of investment securities was 2.4 years for an immediate 50 basis points parallel increase in interest rates and 2.3 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2011 were 2.6 years and 2.4 years, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    17

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination, where available, for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

Table 12: Vintage, Current Credit Rating, and FICO Score for Asset-Backed Securities

	June 30, 2012
	Agency		Non-agency
Dollars in millions	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Asset- Backed Securities
Fair Value – Available for Sale	$27,814	$876	$5,887	$2,802	$5,423
Fair Value – Held to Maturity	4,324	1,367		3,102	984
Total Fair Value	$32,138	$2,243	$5,887	$5,904	$6,407
% of Fair Value:
By Vintage
2012	10%	1%		4%
2011	29%	43%		5%
2010	28%	17%		4%	4%
2009	11%	20%		3%	3%
2008	3%	2%			3%
2007	3%	2%	24%	8%	4%
2006	1%	4%	22%	22%	6%
2005 and earlier	7%	11%	53%	52%	6%
Not Available	8%		1%	2%	74%
Total	100%	100%	100%	100%	100%
By Credit Rating (at June 30, 2012)
Agency	100%	100%
AAA			1%	77%	60%
AA			1%	7%	28%
A			2%	10%	1%
BBB			5%	2%
BB			12%	2%
B			7%		1%
Lower than B			71%		8%
No rating			1%	2%	2%
Total	100%	100%	100%	100%	100%
By FICO Score (at origination)
>720			56%		2%
<720 and >660			30%		6%
<660					3%
No FICO score			14%		89%
Total			100%		100%

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

18    The PNC Financial Services Group, Inc. – Form 10-Q

We recognize the credit portion of OTTI charges in current earnings for those debt securities where we do not intend to sell and believe we will not be required to sell the securities prior to expected recovery. The noncredit portion of OTTI is included in Accumulated other comprehensive income (loss). Also see our Consolidated Statement of Comprehensive Income.

We recognized OTTI for the second quarter and first six months of 2012 and 2011 as follows:

Table 13: Other-Than-Temporary Impairments

	Three months ended June 30		Six months ended June 30
In millions	2012	2011	2012	2011
Credit portion of OTTI losses (a)
Non-agency residential mortgage-backed	$31	$35	$63	$63
Asset-backed	3	4	8	9
Other debt			1	1
Total credit portion of OTTI losses	34	39	72	73
Noncredit portion of OTTI (recoveries) (b)	(2)	34	(24)	30
Total OTTI losses	$32	$73	$48	$103
(a)	Reduction of Noninterest income on our Consolidated Income Statement.
(b)	Included in Accumulated other comprehensive income (loss), net of tax, on our Consolidated Balance Sheet. Also see our Consolidated Statement of Comprehensive Income.

The PNC Financial Services Group, Inc. – Form 10-Q    19

The following table summarizes net unrealized gains and losses recorded on non-agency residential and commercial mortgage-backed securities and other asset-backed securities, which represent our most significant categories of securities not backed by the US government or its agencies. A summary of all OTTI credit losses recognized for the first six months of 2012 by investment type is included in Note 8 Investment Securities in the Notes To Consolidated Financial Statements in this Report.

Table 14: Net Unrealized Gains and Losses on Non-Agency Securities

	June 30, 2012
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities (a)
Available for Sale Securities (Non-Agency)
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain (Loss)
Credit Rating Analysis
AAA	$81		$1,675	$70	$3,148	$15
Other Investment Grade (AA, A, BBB)	507	$13	925	51	1,662	2
Total Investment Grade	588	13	2,600	121	4,810	17
BB	710	(107)	94	1	4
B	369	(27)			56	(4)
Lower than B	4,190	(565)			529	(110)
Total Sub-Investment Grade	5,269	(699)	94	1	589	(114)
Total No Rating	30		108	3	21	(19)
Total	$5,887	$(686)	$2,802	$125	$5,420	$(116)
OTTI Analysis
Investment Grade:
OTTI has been recognized
No OTTI recognized to date	$588	$13	$2,600	$121	$4,810	$17
Total Investment Grade	588	13	2,600	121	4,810	17
Sub-Investment Grade:
OTTI has been recognized	3,393	(627)			555	(110)
No OTTI recognized to date	1,876	(72)	94	1	34	(4)
Total Sub-Investment Grade	5,269	(699)	94	1	589	(114)
No Rating:
OTTI has been recognized					21	(19)
No OTTI recognized to date	30		108	3
Total No Rating	30		108	3	21	(19)
Total	$5,887	$(686)	$2,802	$125	$5,420	$(116)
Securities Held to Maturity (Non-Agency)
Credit Rating Analysis
AAA			$2,861	$89	$655	$4
Other Investment Grade (AA, A, BBB)			241	8	220	1
Total Investment Grade			3,102	97	875	5
BB					4
B
Lower than B
Total Sub-Investment Grade					4
Total No Rating					99	4
Total			$3,102	$97	$978	$9
(a)	Excludes $3 million and $6 million of available for sale and held to maturity agency asset-backed securities, respectively.

20    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage-Backed Securities

At June 30, 2012, our residential mortgage-backed securities portfolio was comprised of $32.1 billion fair value of US government agency-backed securities and $5.9 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first half of 2012, we recorded OTTI credit losses of $63 million on non-agency residential mortgage-backed securities. All of the losses were associated with securities rated below investment grade. As of June 30, 2012, the noncredit portion of OTTI losses recorded in Accumulated other comprehensive income for non-agency residential mortgage-backed securities totaled $627 million and the related securities had a fair value of $3.4 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of June 30, 2012 totaled $1.9 billion, with unrealized net losses of $72 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 8 Investment Securities in the Notes To Consolidated Financial Statements in this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $5.9 billion at June 30, 2012 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $2.2 billion fair value at June 30, 2012 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on commercial mortgage-backed securities during the first six months of 2012.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $6.4 billion at June 30, 2012 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, automobile loans, and student loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

We recorded OTTI credit losses of $8 million on asset-backed securities during the first six months of 2012. All of the securities are collateralized by first lien and second lien residential mortgage loans and are rated below investment grade. As of June 30, 2012, the noncredit portion of OTTI losses recorded in Accumulated other comprehensive income for asset-backed securities totaled $129 million and the related securities had a fair value of $576 million.

For the sub-investment grade investment securities (available for sale and held to maturity) for which we have not recorded an OTTI loss through June 30, 2012, the remaining fair value was $38 million, with unrealized net losses of $4 million. The results of our security-level assessments indicate that we will recover the cost basis of these securities. Note 8 Investment Securities in the Notes To Consolidated Financial Statements in this Report provides further detail regarding our process for assessing OTTI for these securities.

If current housing and economic conditions were to worsen, and if market volatility and illiquidity were to worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could continue to be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

Table 15: Loans Held For Sale

In millions	June 30 2012	December 31 2011
Commercial mortgages at fair value	$837	$843
Commercial mortgages at lower of cost or fair value	184	451
Total commercial mortgages	1,021	1,294
Residential mortgages at fair value	1,939	1,522
Other	373	120
Total	$3,333	$2,936

We stopped originating certain commercial mortgage loans designated as held for sale in 2008 and continue pursuing opportunities to reduce these positions at appropriate prices. We sold $10 million in unpaid principal balance of these commercial mortgage loans held for sale carried at fair value in the first six months of 2012. We sold $25 million of these loans in the first six months of 2011.

The PNC Financial Services Group, Inc. – Form 10-Q    21

We recognized total net gains of $15 million in the first six months of 2012, including gains of $18 million in the second quarter, on the valuation and sale of commercial mortgage loans held for sale, net of hedges. Total net gains of $20 million on the valuation and sale of commercial mortgage loans held for sale, net of hedges, were recognized in the first six months of 2011, including gains of $7 million in the second quarter.

Residential mortgage loan origination volume was $7.0 billion in the first six months of 2012 compared to $5.8 billion for the first six months of 2011. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards.

We sold $6.4 billion of loans and recognized related gains of $318 million during the first six months of 2012, of which $177 million occurred in the second quarter. The comparable amounts for the first six months of 2011 were $6.5 billion and $171 million, respectively, including $73 million in the second quarter.

Interest income on loans held for sale was $95 million in the first six months of 2012, including $45 million in the second quarter. Comparable amounts for 2011 were $107 million and $38 million, respectively. These amounts are included in Other interest income on our Consolidated Income Statement.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets totaled $11.0 billion at June 30, 2012 and $10.1 billion at December 31, 2011. During the first six months of 2012, PNC recorded goodwill of $944 million and other intangible assets of $180 million associated with the RBC Bank (USA) acquisition. See Note 2 Acquisition and Divestiture Activity and Note 10 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in this Report.

FUNDING AND CAPITAL SOURCES

Table 16: Details Of Funding Sources

In millions	June 30 2012	December 31 2011
Deposits
Money market	$99,661	$89,912
Demand	66,378	57,717
Retail certificates of deposit	26,274	29,518
Savings	10,068	8,705
Time deposits in foreign offices and other time	4,542	2,114
Total deposits	206,923	187,966
Borrowed funds
Federal funds purchased and repurchase agreements	4,166	2,984
Federal Home Loan Bank borrowings	10,440	6,967
Bank notes and senior debt	10,185	11,793
Subordinated debt	7,593	8,321
Other	11,305	6,639
Total borrowed funds	43,689	36,704
Total	$250,612	$224,670

Total funding sources increased $25.9 billion at June 30, 2012 compared with December 31, 2011.

Total deposits increased $19.0 billion, or 10%, at June 30, 2012 compared with December 31, 2011. On March 2, 2012, our RBC Bank (USA) acquisition added $18.1 billion of deposits, including $6.9 billion of money market, $6.7 billion of demand deposit, $4.1 billion of retail certificates of deposit, and $.4 billion of savings accounts. Excluding acquisition activity, money market, demand deposits, savings and time deposits in foreign offices and other time deposit accounts increased for the six months ended June 30, 2012, partially offset by the maturity of retail certificates of deposit. Interest-bearing deposits represented 69% of total deposits at both June 30, 2012 and December 31, 2011. Total borrowed funds increased $7.0 billion since December 31, 2011. The change from December 31, 2011 was due to an increase in Federal funds purchased and repurchase agreements along with an increase in FHLB borrowings, commercial paper, and the issuance of $2.1 billion of bank notes and senior debt, partially offset by repayments, maturities and the redemption of trust preferred securities.

Capital

See 2012 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our June 2012 announcement of the July 2012 redemption of trust preferred securities, our June 2012 issuance of senior bank notes, our May 2012 redemption of trust preferred securities, our plans to purchase shares under PNC’s existing common stock repurchase program (described

22    The PNC Financial Services Group, Inc. – Form 10-Q

below) during 2012, our April 2012 increase to PNC’s quarterly common stock dividend, redemption of trust preferred securities and issuance of preferred securities, and our March 2012 issuance of senior notes.

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $3.0 billion, to $37.0 billion, at June 30, 2012 compared with December 31, 2011 and included an increase in retained earnings of $0.9 billion. The issuance of $1.5 billion of preferred stock in April 2012 contributed to the increase in capital surplus. Accumulated other comprehensive income increased $0.5 billion, to $0.4 billion, at June 30, 2012 compared with a loss of $0.1 billion at December 31, 2011 primarily due to higher net unrealized gains on securities and lower OTTI losses on debt securities. Common shares outstanding were 529 million at June 30, 2012 and 527 million at December 31, 2011.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. Consistent with our capital plan submitted to the Federal Reserve in the first quarter of 2012, we plan to purchase up to $250 million of common stock under this program during 2012. Such purchases were initiated in the second quarter with approximately $50 million repurchased as of June 30, 2012.

Table 17: Risk-Based Capital

Dollars in millions	June 30 2012	December 31 2011
Capital components
Shareholders’ equity
Common	$33,885	$32,417
Preferred	3,120	1,636
Trust preferred capital securities	770	2,354
Noncontrolling interests	1,346	1,351
Goodwill and other intangible assets	(9,981)	(9,027)
Eligible deferred income taxes on goodwill and other intangible assets	372	431
Pension, other postretirement benefit plan adjustments	699	755
Net unrealized securities (gains) losses, after-tax	(472)	41
Net unrealized gains on cash flow hedge derivatives, after-tax	(664)	(717)
Other	(148)	(168)
Tier 1 risk-based capital	28,927	29,073
Subordinated debt	4,084	4,571
Eligible allowance for credit losses	3,201	2,904
Total risk-based capital	$36,212	$36,548
Tier 1 common capital
Tier 1 risk-based capital	$28,927	$29,073
Preferred equity	(3,120)	(1,636)
Trust preferred capital securities	(770)	(2,354)
Noncontrolling interests	(1,346)	(1,351)
Tier 1 common capital	$23,691	$23,732
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$254,875	$230,705
Adjusted average total assets	285,788	261,958
Capital ratios
Tier 1 common	9.3%	10.3%
Tier 1 risk-based	11.4	12.6
Total risk-based	14.2	15.8
Leverage	10.1	11.1

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

The PNC Financial Services Group, Inc. – Form 10-Q    23

formal ratio for this metric is not provided for in current regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our June 30, 2012 capital levels were aligned with them.

Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Accordingly, PNC has started to and will further consider redeeming on the first call date some of its trust preferred securities, based on such considerations as dividend rates, future capital requirements, capital market conditions and other factors. See 2012 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our April 2012 and May 2012 redemptions of trust preferred securities and June 2012 announcement of the July 2012 redemption of trust preferred securities. See Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2011 Form 10-K and Note 11 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes to Consolidated Financial Statements in this Report for additional information on trust preferred securities.

Our Tier 1 common capital ratio was 9.3% at June 30, 2012, compared with 10.3% at December 31, 2011. Our Tier 1 risk-based capital ratio decreased 120 basis points to 11.4% at June 30, 2012 from 12.6% at December 31, 2011. Our total risk-based capital ratio declined 160 basis points to 14.2% at June 30, 2012 from 15.8% at December 31, 2011. The decline in these ratios was primarily due to an increase in goodwill and risk-weighted assets as a result of the RBC Bank (USA) acquisition. Our Tier 1 risk-based capital ratio reflected second quarter 2012 capital actions of issuing approximately $1.5 billion of preferred stock and redeeming or announcing the redemption of approximately $1.8 billion of trust preferred securities. Risk-weighted assets increased $23.3 billion from $230.7 billion at December 31, 2011 to $254.0 billion at June 30, 2012 due to the RBC Bank (USA) acquisition and loan growth for the first six months of 2012.

At June 30, 2012, PNC and PNC Bank, National Association (PNC Bank), our domestic bank subsidiary, were both considered “well capitalized” based on US regulatory capital ratio requirements under Basel I. To qualify as “well-capitalized”, regulators currently require bank holding companies and banks to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based, and 5% for leverage. We believe PNC and PNC Bank will continue to meet these requirements during the remainder of 2012.

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

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in our 2011 Form 10-K and in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review,
•	Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements,
•	Note 11 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements, and
•	Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements.

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of June 30, 2012 and December 31, 2011 is included in Note 3 of this Report.

Trust Preferred Securities

In connection with $1.9 billion in principal amount of junior subordinated debentures associated with trust preferred securities outstanding as of June 30, 2012 that were issued by various subsidiary statutory trusts, we are subject to certain restrictions, including restrictions on dividend payments. Generally, if there is (i) an event of default under the debentures, (ii) PNC elects to defer interest on the debentures, (iii) PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts, or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with

24    The PNC Financial Services Group, Inc. – Form 10-Q

PNC Preferred Funding Trust II and Trust III, as described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in our 2011 Form 10-K. See 2012 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our April 2012 and May 2012 redemptions of trust preferred securities and June 2012 announcement of the July 2012 redemption of trust preferred securities.

The replacement capital covenant described in Note 13 in our 2011 Form 10-K, for which the holders of our 6 7/8% Subordinated Notes due May 15, 2019 are the beneficiaries, is no longer applicable due to the July 2012 redemption of trust preferred securities issued by PNC Capital Trust E.

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 9 Fair Value in the Notes To Consolidated Financial Statements in this Report for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value and the portion of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

Table 18: Fair Value Measurements – Summary

	June 30, 2012		December 31, 2011
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$69,521	$10,391	$66,658	$10,051
Total assets at fair value as a percentage of consolidated assets	23%		25%
Level 3 assets as a percentage of total assets at fair value		15%		15%
Level 3 assets as a percentage of consolidated assets		3%		4%
Total liabilities	$8,363	$289	8,625	308
Total liabilities at fair value as a percentage of consolidated liabilities	3%		4%
Level 3 liabilities as a percentage of total liabilities at fair value		3%		4%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the securities available for sale portfolio for which there was limited market activity.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. During the first six months of 2012 there were transfers of assets and liabilities from Level 2 to Level 3 of $460 million consisting primarily of mortgage-backed securities as a result of a ratings downgrade which reduced the observability of valuation inputs. During the first six months of 2012 and 2011 there were no other material transfers of assets or liabilities between the hierarchy levels.

The PNC Financial Services Group, Inc. – Form 10-Q    25

EUROPEAN EXPOSURE

Table 19: Summary of European Exposure

In millions	Direct	Indirect	Total
June 30, 2012
Greece, Ireland, Italy, Portugal, and Spain (“GIIPS”)	$121	$28	$149
Belgium, France, and Turkey	174	912	1,086
Subtotal	295	940	1,235
United Kingdom	978	466	1,444
Others (a)	872	859	1,731
Total	$2,145	$2,265	$4,410
December 31, 2011
Greece, Ireland, Italy, Portugal, and Spain (“GIIPS”)	$118	$63	$181
Belgium, France, and Turkey	154	770	924
Subtotal	272	833	1,105
United Kingdom	847	396	1,243
Others (a)	968	803	1,771
Total	$2,087	$2,032	$4,119
(a)	Others consist of Denmark, Germany, the Netherlands, Sweden, and Switzerland.

European entities are defined as supranational, sovereign, financial institutions and non-financial entities within the countries that comprise the European Union, European Union candidate countries and other European countries. Foreign exposure underwriting and approvals are centralized. PNC currently underwrites new foreign activities if the credit is generally associated with activities of its US commercial customers, and in the case of PNC Business Credit’s UK operations, transactions that are predominantly well collateralized by self liquidating assets such as receivables, inventories or in limited situations, the borrower’s appraised value of certain fixed assets, such that PNC is at minimal risk of loss. Formerly PNC had underwritten foreign infrastructure leases supported by highly rated bank letters of credit, US Treasury securities and the underlying assets of the lease. Country exposures are monitored and reported on a regular basis. We actively monitor sovereign risk, banking system health, and market conditions and adjust limits as appropriate. We rely on information from internal and external sources, including international financial institutions, economists and analysts, industry trade organizations, rating agencies, econometric data analytical service providers, and geopolitical news analysis services.

Direct exposure primarily consists of loans, leases, securities, derivatives, letters of credit and unfunded contractual commitments with European entities, and totaled $2.1 billion at June 30, 2012. Direct exposure outstanding was $1.6 billion and other direct exposure was $498 million primarily for unfunded contractual commitments. The $1.6 billion outstanding balance (.55% of PNC total assets) primarily represents $635 million for cross-border leases in support of national infrastructure, which are supported by letters of credit and other collateral having trigger mechanisms that require replacement or collateral in the form of cash or United States Treasury or government securities, $555 million for United Kingdom foreign office loans and $224 million of securities issued by AAA-rated sovereigns. The remaining $498 million of our direct exposure is largely comprised of $436 million for unfunded contractual commitments primarily for United Kingdom local office commitments to PNC Business Credit corporate customers on a secured basis or activities supporting our domestic customers export activities through the confirmation of trade letters of credit.

The comparable level of direct exposure at December 31, 2011 was $2.1 billion, including $1.6 billion outstanding and $485 million primarily for unfunded contractual commitments. The $1.6 billion outstanding balance (.59% of PNC total assets) primarily included $625 million for cross-border leases in support of national infrastructure, $382 million for United Kingdom foreign office loans and $357 million of securities issued by AAA-rated sovereigns. The remaining $485 million of our direct exposure is largely comprised of $440 million for unfunded contractual commitments primarily for United Kingdom local office commitments to PNC Business Credit corporate customers on a secured basis.

We also track European financial exposures where PNC is appointed as a fronting bank by our clients and we elect to assume the joint probability of default risk. As of June 30, 2012 and December 31, 2011, PNC had $2.3 billion and $2.0 billion, respectively, of indirect exposure. For PNC to incur a loss in these indirect exposures, both the obligor and the financial counterparty participating bank would need to default. PNC assesses both the corporate customer and the participating banks for counterparty risk and where PNC has found that a participating bank exposes PNC to unacceptable risk, PNC will reject the participating bank as an acceptable counterparty and will ask the corporate customer to find an acceptable participating bank.

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

Direct and indirect exposure to entities in the GIIPS countries totaled $149 million as of June 30, 2012, of which $120

26    The PNC Financial Services Group, Inc. – Form 10-Q

million is direct exposure for cross-border leases within Portugal and indirect exposure of $28 million for letters of credit with strong underlying obligors within Ireland, Italy and Spain. The comparable amounts as of December 31, 2011 were total direct and indirect exposure of $181 million, consisting of $118 million of direct exposure for cross-border leases within Portugal, indirect exposure of $48 million for letters of credit with strong underlying obligors within Ireland, Italy and Spain and $15 million for unfunded contractual commitments to Spain.

Direct and indirect exposure to entities in Belgium, France, and Turkey totaled $1.1 billion as of June 30, 2012. Direct exposure of $174 million primarily consists of $70 million for cross-border leases within Belgium, and $62 million for unfunded contractual commitments in France and $29 million of covered bonds issued by a financial institution in France. Indirect exposure is $912 million for letters of credit with strong underlying obligors in France and Belgium. The comparable amounts as of December 31, 2011 were total direct and indirect exposure of $924 million as of December 31, 2011 of which there was $154 million of direct exposure primarily consisting of $75 million for cross-border leases within Belgium, $62 million for unfunded contractual commitments in France and $11 million for 90% Overseas Private Investment Corporation (“OPIC”) guaranteed Turkish loans. Indirect exposure was $770 million for letters of credit with strong underlying obligors in France and Belgium.

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Business segment results, including inter-segment revenues, and a description of each business are included in Note 19 Segment Reporting included in the Notes To Consolidated Financial Statements of this Report. Certain amounts included in this Financial Review differ from those amounts shown in Note 19 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis.

Results of individual businesses are presented based on our internal management reporting practices. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of our individual businesses are not necessarily comparable with similar information for any other company. We periodically refine our internal methodologies as management reporting practices are enhanced. Retrospective application of new methodologies is made to prior period reportable business segment results and disclosures to create comparability to the current period presentation to reflect any such refinements. Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. We have aggregated the business results for certain similar operating segments for financial reporting purposes.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. During the second quarter of 2012, enhancements were made to the funds transfer pricing methodology. Retrospective application of our new funds transfer pricing methodology has been made to the prior period reportable business segment results and disclosures to create comparability to the current period presentation, which we believe is more meaningful to readers of our financial statements.

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

The PNC Financial Services Group, Inc. – Form 10-Q    27

Table 20: Results Of Businesses – Summary (a)

(Unaudited)

	Income		Revenue		Average Assets (b)
Six months ended June 30 – in millions	2012	2011	2012	2011	2012	2011
Retail Banking	$283	$188	$2,987	$2,773	$71,420	$66,211
Corporate & Institutional Banking	1,072	906	2,705	2,320	97,866	78,002
Asset Management Group	74	103	483	467	6,613	6,786
Residential Mortgage Banking	(152)	127	184	478	11,745	11,218
BlackRock	178	179	227	229	5,597	5,596
Non-Strategic Assets Portfolio	138	109	421	515	12,407	13,743
Total business segments	1,593	1,612	7,007	6,782	205,648	181,556
Other (c) (d)	(236)	132	348	451	83,199	80,270
Net income	$1,357	$1,744	$7,355	$7,233	$288,847	$261,826
(a)	During the second quarter of 2012, enhancements were made to the funds transfer pricing methodology. Retrospective application of our new funds transfer pricing methodology has been made to the prior period reportable business segment results and disclosures to create comparability to the current period presentation, which we believe is more meaningful to readers of our financial statements.
(b)	Period-end balances for BlackRock.
(c)	For our segment reporting presentation in this Financial Review, “Other” for the first six months of 2012 included $197 million of pretax integration costs related to acquisitions.
(d)	“Other” average assets include securities available for sale associated with asset and liability management activities.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

(Unaudited)

Table 21: Retail Banking Table

Six months ended June 30 Dollars in millions, except as noted	2012	2011
Income Statement
Net interest income	$2,159	$1,878
Noninterest income
Service charges on deposits	258	242
Brokerage	94	105
Consumer services	404	481
Other	72	67
Total noninterest income	828	895
Total revenue	2,987	2,773
Provision for credit losses	300	456
Noninterest expense	2,240	2,021
Pretax earnings	447	296
Income taxes	164	108
Earnings	$283	$188
Average Balance Sheet
Loans
Consumer
Home equity	$27,499	$25,984
Indirect auto	4,735	2,579
Indirect other	1,242	1,565
Education	9,270	8,991
Credit cards	4,001	3,705
Other	2,222	1,816
Total consumer	48,969	44,640
Commercial and commercial real estate	11,083	10,711
Floor plan	1,733	1,523
Residential mortgage	1,002	1,241
Total loans	62,787	58,115
Goodwill and other intangible assets	6,058	5,759
Other assets	2,575	2,337
Total assets	$71,420	$66,211
Deposits
Noninterest-bearing demand	$19,572	$18,274
Interest-bearing demand	26,986	21,397
Money market	45,436	40,583
Total transaction deposits	91,994	80,254
Savings	9,489	7,858
Certificates of deposit	27,309	34,709
Total deposits	128,792	122,821
Other liabilities	410	955
Capital	8,391	8,148
Total liabilities and equity	$137,593	$131,924

The PNC Financial Services Group, Inc. – Form 10-Q    29

Six months ended June 30 Dollars in millions, except as noted	2012	2011
Performance Ratios
Return on average capital	7%	5%
Return on average assets	.80	.57
Noninterest income to total revenue	28	32
Efficiency	75	73
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$275	$301
Consumer nonperforming assets	685	403
Total nonperforming assets (b)	$960	$704
Purchased impaired loans (c)	$886	$826
Commercial lending net charge-offs	$66	$132
Credit card lending net charge-offs	99	122
Consumer lending (excluding credit card) net charge-offs	213	226
Total net charge-offs	$378	$480
Commercial lending annualized net charge-off ratio	1.04%	2.18%
Credit card lending annualized net charge-off ratio	4.98%	6.64%
Consumer lending (excluding credit card) annualized net charge-off ratio	.93%	1.08%
Total annualized net charge-off ratio	1.21%	1.67%
Home equity portfolio credit statistics: (d)
% of first lien positions at origination	39%	37%
Weighted-average loan-to-value ratios (LTVs) (e)	78%	73%
Weighted-average updated FICO scores (f)	742	743
Annualized net charge-off ratio	1.01%	1.16%
Loans 30 – 59 days past due	.54%	.48%
Loans 60 – 89 days past due	.33%	.30%
Loans 90 days past due (g)	1.24%	1.02%
Other statistics:
ATMs	7,206	6,734
Branches (h)	2,888	2,459
Customer-related statistics: (in thousands)
Retail Banking checking relationships	6,349	5,627
Retail online banking active customers	3,953	3,354
Retail online bill payment active customers	1,189	1,045
Brokerage statistics:
Financial consultants (i)	684	712
Full service brokerage offices	40	37
Brokerage account assets (billions)	$36	$35
(a)	Presented as of June 30, except for net charge-offs and annualized net charge-off ratios, which are for the six months ended.
(b)	Includes nonperforming loans of $924 million at June 30, 2012 and $679 million at June 30, 2011. In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. The prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Lien position, LTV, FICO and delinquency statistics are based upon balances and other data that exclude the impact of accounting for acquired loans.
(e)	Updated LTV is reported for June 30, 2012. For June 30, 2011, LTV is based upon data from loan origination. Original LTV excludes certain acquired portfolio loans where this data is not available.
(f)	Represents FICO scores that are updated monthly for home equity lines and quarterly for the home equity installment loans.
(g)	Includes non-accrual loans.
(h)	Excludes satellite offices (e.g., drive-ups, electronic branches, and retirement centers) that provide limited products and/or services.
(i)	Financial consultants provide services in full service brokerage offices and traditional bank branches.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking earned $283 million for the first six months of 2012 compared with earnings of $188 million for the same period a year ago. The increase in earnings resulted from a lower provision for credit losses, organic growth in loan and transaction deposit balances, lower rates paid on deposits, higher levels of customer-initiated transactions, and the impact of the RBC Bank (USA) acquisition, partially offset by the regulatory impact of lower interchange fees on debit card transactions and additions to legal reserves.

The results for the first six months of 2012 include the impact of the retail business associated with the acquisition of RBC Bank (USA) and the credit card portfolio purchase from RBC Bank (Georgia), National Association in March 2012. Retail Banking added approximately $12.1 billion in deposits, $4.9 billion in loans, 460,000 checking relationships, over 400 branches, and over 400 ATMs through this acquisition. Retail Banking’s footprint extends across 17 states and Washington, D.C. covering nearly half the US population and serving 5,612,000 consumers and 737,000 small businesses with 2,888 branches and 7,206 ATM’s.

Retail Banking’s core strategy is to grow consumer and small business checking households by providing an experience that builds customer loyalty and creates opportunities to sell other products and services including loans, savings, investment products and money management services. Net new checking relationships grew 588,000 in the first six months of 2012, including 460,000 from the RBC Bank (USA) acquisition. The growth reflects strong results and gains in all of our markets as well as strong customer retention in the overall network. The business is also focused on expanding the use of technology, using services such as online banking and mobile deposit taking to improve customer service convenience and lower our service delivery costs. Active online banking customers and active online bill payment customers increased by 18% and 14%, respectively, from June 30 of the prior year.

Total revenue for the first six months of 2012 was $3.0 billion compared with $2.8 billion for the same period of 2011. Net interest income of $2.2 billion increased $281 million compared with the first six months of 2011. The increase resulted from higher organic loan and transaction deposit balances, lower rates paid on deposits, and the impact of the RBC (USA) acquisition.

Noninterest income declined $67 million compared to the first half of 2011. The decline was driven by the regulatory impact of lower interchange fees on debit card transactions, and lower brokerage annuity fees as a result of the low rate environment, partially offset by higher volumes of customer-initiated transactions, including debit and credit cards, and the impact of RBC Bank (USA). The Dodd-Frank limits related to interchange rates on debit card transactions were effective October 1, 2011. In the first six months of 2012, the negative impact on Retail Banking revenue from these limits was approximately $150 million.

The provision for credit losses was $300 million in the first six months of 2012 compared with $456 million in prior year. Net charge-offs were $378 million for the first half of 2012 compared with $480 million for the same period in 2011. Improvements in credit quality over the prior year were evident in the small business, home equity and credit card portfolios. The level of provisioning going forward will be dependent on general economic conditions, loan growth, utilization of credit commitments and asset quality.

Noninterest expense increased $219 million in the first six months of 2012 compared to the same period of 2011. The increase was primarily attributable to the operating expenses associated with RBC Bank (USA) and additions to legal reserves.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers. In the first six months of 2012, average total deposits of $128.8 billion increased $6.0 billion, or 5%, compared with the same period in 2011.

•

Average transaction deposits grew $11.7 billion, or 15% and average savings deposit balances grew $1.6 billion or 21% year over year as a result of organic deposit growth along with the continued customer preference for liquidity and the RBC Bank (USA) acquisition. In the first half of 2012, compared with the same period a year ago, average demand deposits increased $6.9 billion, or 17% to $46.6 billion; average money market deposits increased $4.9 billion, or 12% to $45.4 billion.

•

Total average certificates of deposit decreased $7.4 billion or 21% compared to the same period in 2011. The decline in average certificates of deposit was due to the run-off of high rate certificates of deposit partially offset by the impact of the RBC Bank (USA) acquisition.

Retail Banking continues to focus on a relationship-based lending strategy that targets specific customer sectors, including mass and mass affluent consumers, small businesses and auto dealerships. In the first six months of 2012, average total loans were $62.8 billion, an increase of $4.7 billion, or 8%, over the same period in 2011, of which $3.1 billion was attributable to the RBC Bank (USA) acquisition, primarily in the home equity portfolio.

•

Average indirect auto loans increased $2.2 billion, or 84%, over the first six months of 2011. The increase was due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales.

•	Average home equity loans increased $1.5 billion, or 6%, compared with the same period in 2011. The increase was due to the RBC Bank (USA)

The PNC Financial Services Group, Inc. – Form 10-Q    31

acquisition. The remainder of the portfolio showed a decline as loan demand was outpaced by paydowns, refinancings, and charge-offs. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•

Average commercial and commercial real estate loans increased $372 million, or 3%, compared with the same period in 2011. The increase was due to the acquisition of RBC Bank (USA). The remainder of the portfolio showed a decline as loan demand was outpaced by paydowns, refinancings, and charge-offs.

•

Average credit card balances increased $296 million, or 8%, compared with the first six months of 2011 as a result of an increase in active accounts and the portfolio purchase from RBC Bank (Georgia), National Association in March 2012.

•

Average education loans were $279 million, or 3%, higher in the first half of 2012 compared with the same period in 2011, primarily due to portfolio purchases in July 2011 and November 2011 of approximately $445 million and $560 million, respectively.

•	Average auto dealer floor plan loans grew $210 million, or 14%, compared with the first six months of 2011, primarily resulting from dealer line utilization and additional dealer relationships.
•

Average indirect other and residential mortgages in this segment are primarily run-off portfolios and declined $323 million and $239 million, respectively, compared with the same period in 2011. The indirect other portfolio is comprised of marine, RV, and other indirect loan products.

32    The PNC Financial Services Group, Inc. – Form 10-Q

Corporate & Institutional Banking

(Unaudited)

Table 22: Corporate & Institutional Banking Table

Six months ended June 30 Dollars in millions, except as noted	2012	2011
Income Statement
Net interest income	$2,023	$1,697
Noninterest income
Corporate service fees	448	376
Other	234	247
Noninterest income	682	623
Total revenue	2,705	2,320
Provision for credit losses	52	1
Noninterest expense	959	889
Pretax earnings	1,694	1,430
Income taxes	622	524
Earnings	$1,072	$906
Average Balance Sheet
Loans
Commercial	$46,004	$33,939
Commercial real estate	15,158	14,091
Commercial – real estate related	5,258	3,478
Asset-based lending	9,510	7,667
Equipment lease financing	5,808	5,511
Total loans	81,738	64,686
Goodwill and other intangible assets	3,595	3,470
Loans held for sale	1,217	1,285
Other assets	11,316	8,561
Total assets	$97,866	$78,002
Deposits
Noninterest-bearing demand	$37,519	$28,678
Money market	14,803	12,388
Other	5,653	5,601
Total deposits	57,975	46,667
Other liabilities	16,769	12,540
Capital	8,676	7,893
Total liabilities and equity	$83,420	$67,100
Performance Ratios
Return on average capital	25%	23%
Return on average assets	2.20	2.34
Noninterest income to total revenue	25	27
Efficiency	35	38
Commercial Mortgage Servicing Portfolio (in billions)
Beginning of period	$267	$266
Acquisitions/additions	17	23
Repayments/transfers	(20)	(21)
End of period	$264	$268
Other Information
Consolidated revenue from: (a)
Treasury Management	$697	$624
Capital Markets	$307	$304
Commercial mortgage loans held for sale (b)	$47	$52
Commercial mortgage loan servicing income, net of amortization (c)	107	87
Commercial mortgage servicing rights (impairment)/recovery, net of hedge	(25)	(75)
Total commercial mortgage banking activities	$129	$64
Total loans (d)	$88,810	$66,142
Credit-related statistics:
Nonperforming assets (d) (e)	$1,686	$2,260
Purchased impaired loans (d) (f)	$1,088	$603
Net charge-offs	$73	$238
Net carrying amount of commercial mortgage servicing rights (d)	$398	$592
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.
(b)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(c)	Includes net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization. Commercial mortgage servicing rights (impairment)/recovery, net of hedge is shown separately.
(d)	As of June 30.
(e)	Includes nonperforming loans of $1.5 billion at June 30, 2012 and $2.1 billion at June 30, 2011.
(f)	Recorded investment of purchased impaired loans related to acquisitions.

The PNC Financial Services Group, Inc. – Form 10-Q    33

Corporate & Institutional Banking earned $1.1 billion in the first six months of 2012 compared with $.9 billion in the first six months of 2011. The increase in earnings was primarily due to higher net interest income. We continued to focus on adding new clients, increasing cross sales, and remaining committed to strong expense discipline.

Results in 2012 include the impact of the RBC Bank (USA) acquisition in March 2012 which added approximately $7.5 billion of loans and $4.8 billion of deposits at acquisition date.

Highlights of Corporate & Institutional Banking’s performance during the first six months of 2012 include the following:

•	Overall results benefited from successful sales efforts to new clients and product penetration of the existing customer base.
•	New primary client acquisitions in Corporate Banking were nearly 500 in the first half of 2012.
•

Loan commitments increased 23% to $169 billion at June 30, 2012 compared to June 30, 2011, primarily due to the RBC Bank (USA) acquisition and growth in our Financial Services Advisory and Banking (FSAB), Corporate Finance, Public Finance, Healthcare, Real Estate and Business Credit businesses.

•	Period-end loan balances have increased for seven consecutive quarters, including an increase of 5% at June 30, 2012 compared with March 31, 2012 and 34% compared with June 30, 2011.
•	Our Treasury Management business, which ranks among the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare.
•	Cross sales of treasury management and capital markets-related products and services to customers in PNC’s markets continued to be successful and were ahead of 2011.
•

Midland Loan Services was the number one servicer of FNMA and FHLMC multifamily and healthcare loans and was the second leading servicer of commercial and multifamily loans by volume as of March 31, 2012 according to Mortgage Bankers Association and has also received the highest U.S. servicer and special servicer ratings from Fitch Ratings and Standard & Poor’s for the 11th consecutive year.

Net interest income for the first six months of 2012 was $2.0 billion, a 19% increase from the first six months of 2011, reflecting higher average loans and deposits including the impact of the RBC Bank (USA) acquisition.

Corporate service fees were $448 million in the first half of 2012, a increase of $72 million from the first half of 2011, primarily due to higher commercial mortgage banking revenue and merger and acquisition advisory fees. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

Other noninterest income was $234 million in the first six months of 2012 compared with $247 million in the first six months of 2011. The decrease of $13 million was primarily due to increased impact of counterparty credit risk on the valuations of customer derivatives positions.

The provision for credit losses was $52 million in the first six months of 2012 compared with $1 million in the first six months of 2011. The increase reflected the impact of higher loan and commitment levels. Net charge-offs were $73 million in the first six months of 2012, which decreased $165 million, or 69%, compared with the first six months of 2011. The decline was attributable primarily to the commercial real estate portfolio. Nonperforming assets declined for the ninth consecutive quarter, and at $1.7 billion represented a 25% decrease from June 30, 2011.

Noninterest expense was $959 million in the first half of 2012, an increase of $70 million from the first half of 2011. Higher compensation-related costs were driven by higher staffing, including the impact of the RBC Bank (USA) acquisition.

Average loans were $81.7 billion in the first six months of 2012 compared with $64.7 billion in the first six months of 2011, an increase of 26%.

•

The Corporate Banking business provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and selectively to large corporations. Average loans for this business increased $10.1 billion or 31% in the first half of 2012 compared with the first half of 2011, primarily due to an increase in loan commitments from new customers.

•

PNC Real Estate provides commercial real estate and real-estate related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Average loans for this business increased $2.1 billion or 14% in the first half of 2012 compared to the first half of 2011 due to improved originations.

•

PNC Business Credit is one of the top five asset-based lenders in the country with increasing market share according to the Commercial Finance Association. The loan portfolio is relatively high yielding, with moderate risk, as the loans are mainly secured by short-term assets. Average loans increased $1.8 billion or 24% in the first six months of 2012 compared with the first six months of 2011 due to customers seeking stable lending sources, loan usage rates, and market share expansion.

34    The PNC Financial Services Group, Inc. – Form 10-Q

•	PNC Equipment Finance is the 4th largest bank-affiliated leasing company with over $10 billion in equipment finance assets.

Average deposits were $58.0 billion in the first six months of 2012, an increase of $11.3 billion, or 24%, compared with the first six months of 2011.

•	Deposit growth has been very strong, consistent with the industry-wide trend, as clients hold record levels of cash.
•	Deposit inflows into noninterest-bearing demand deposits continued as FDIC insurance has been an attraction for customers maintaining liquidity during this prolonged period of low interest rates.
•

The repeal of Regulation Q limitations on interest-bearing commercial demand deposit accounts became effective in the third quarter of 2011. Interest in this product has been muted due to the current rate environment.

The commercial mortgage servicing portfolio was $264 billion at June 30, 2012 compared with $268 billion at June 30, 2011. Servicing additions were more than offset by portfolio run-off.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.

The PNC Financial Services Group, Inc. – Form 10-Q    35

Asset Management Group

(Unaudited)

Table 23: Asset Management Group Table

Six months ended June 30 Dollars in millions, except as noted	2012	2011
Income Statement
Net interest income	$150	$138
Noninterest income	333	329
Total revenue	483	467
Provision for credit losses (benefit)	9	(24)
Noninterest expense	357	328
Pretax earnings	117	163
Income taxes	43	60
Earnings	$74	$103
Average Balance Sheet
Loans
Consumer	$4,252	$4,062
Commercial and commercial real estate	1,112	1,395
Residential mortgage	692	713
Total loans	6,056	6,170
Goodwill and other intangible assets	339	370
Other assets	218	246
Total assets	$6,613	$6,786
Deposits
Noninterest-bearing demand	$1,468	$1,112
Interest-bearing demand	2,656	2,301
Money market	3,593	3,577
Total transaction deposits	7,717	6,990
CDs/IRAs/savings deposits	519	664
Total deposits	8,236	7,654
Other liabilities	70	70
Capital	405	349
Total liabilities and equity	$8,711	$8,073
Performance Ratios
Return on average capital	37%	60%
Return on average assets	2.25	3.06
Noninterest income to total revenue	69	70
Efficiency	74	70
Other Information
Total nonperforming assets (a) (b)	$67	$69
Purchased impaired loans (a) (c)	$122	$135
Total net charge-offs (recoveries)	$5	$(11)
Assets Under Administration (in billions) (a) (d)
Personal	$102	$102
Institutional	112	117
Total	$214	$219

36    The PNC Financial Services Group, Inc. – Form 10-Q

Six months ended June 30 Dollars in millions, except as noted	2012	2011
Asset Type
Equity	$116	$121
Fixed Income	66	65
Liquidity/Other	32	33
Total	$214	$219
Discretionary assets under management
Personal	$71	$70
Institutional	38	39
Total	$109	$109
Asset Type
Equity	$56	$56
Fixed Income	38	37
Liquidity/Other	15	16
Total	$109	$109
Nondiscretionary assets under administration
Personal	$31	$32
Institutional	74	78
Total	$105	$110
Asset Type
Equity	$60	$65
Fixed Income	28	28
Liquidity/Other	17	17
Total	$105	$110
(a)	As of June 30.
(b)	Includes nonperforming loans of $63 million at June 30, 2012 and $64 million at June 30, 2011.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

Asset Management Group earned $74 million through the first six-months of 2012 compared with $103 million through the same period in 2011. Assets under administration were $214 billion as of June 30, 2012 compared to $219 billion as of June 30, 2011 driven by the exit of pension related assets. Revenue increased $16 million or 3% in the year-over-year comparison as higher average deposit balances increased net interest income by 9% and stronger average equity markets and strong sales drove a 1% increase in noninterest income. This revenue increase was offset by higher noninterest expense from strategic business investments and higher provision for credit losses. Net charge-offs were $5 million compared with net recoveries of $11 million through the first six months of 2011.

The core growth strategies for the business continue to include: investing in higher growth geographies, increasing internal referral sales and adding new front line sales staff. Through the second quarter of 2012, the business delivered strong sales production and benefited from significant referrals from other PNC lines of business. Over time and with stabilized market conditions, the successful execution of these strategies and the accumulation of our strong sales performance are expected to create meaningful growth in assets under management and noninterest income.

Highlights of Asset Management Group’s performance during the first six months of 2012 include the following:

•	Net flows of approximately $0.2 billion in discretionary assets under management after adjustments to total net flows for cyclical client activities;
•	New primary client acquisition has increased nearly 25% over 2011;
•	Strong sales as production has increased for five consecutive quarters, including an increase of nearly 40% over the first six months of 2011;
•	Significant referrals from other PNC lines of business, an increase of 45% over 2011; and
•	Continuing levels of new business investment and focused hiring to drive growth with nearly 170 external new hires.

Assets under administration were $214 billion at June 30, 2012, compared to $219 billion at June 30, 2011. Discretionary assets under management were $109 billion at both June 30, 2012 and June 30, 2011. Nondiscretionary assets under administration of $105 billion decreased by $5 billion from June 30, 2011.

The PNC Financial Services Group, Inc. – Form 10-Q    37

Total revenue for the first half of 2012 was $483 million compared with $467 million for the same period in 2011. Net interest income was $150 million for the first six months of 2012 compared with $138 million in the same period in 2011. The increase was primarily attributable to higher average deposit balances. Noninterest income was $333 million for the first six months of 2012, an increase of $4 million from the prior year due to stronger average equity markets and strong sales.

Provision for credit losses was $9 million for the first six months of 2012 compared to a benefit of $24 million for the same period of 2011.

Noninterest expense was $357 million in the first half of 2012, an increase of $29 million or 9% from the prior year. The increase was attributable to investments in the business to drive growth including front-line sales staff, client-facing technology and aggressive marketing. Over the last 12 months, total full-time headcount has increased by approximately 166 positions or 5%. Asset Management Group remains focused on disciplined expense management as it invests in these strategic growth opportunities.

Average deposits for the first half of 2012 increased $582 million, or 8%, over the prior year period. Average transaction deposits grew 10% compared with the 2011 period and were partially offset by the strategic run-off of higher rate certificates of deposit in the comparison. Average loan balances of $6.1 billion for the first half of 2012 decreased $114 million, or 2%, from the prior year period as portfolio repositioning and loan pay downs exceeded new loan production.

38    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage Banking

(Unaudited)

Table 24: Residential Mortgage Banking Table

Six months ended June 30 Dollars in millions, except as noted	2012	2011
Income Statement
Net interest income	$104	$103
Noninterest income
Loan servicing revenue
Servicing fees	108	113
Net MSR hedging gains	110	116
Loan sales revenue
Provision for residential mortgage repurchase obligations	(470)	(35)
Loan sales revenue	318	171
Other	14	10
Total noninterest income	80	375
Total revenue	184	478
Provision for credit losses (benefit)	(9)	–
Noninterest expense	433	277
Pretax earnings (loss)	(240)	201
Income taxes (benefit)	(88)	74
Earnings (loss)	$(152)	$127
Average Balance Sheet
Portfolio loans	$2,836	$2,718
Loans held for sale	1,753	1,632
Mortgage servicing rights (MSR)	655	1,037
Other assets	6,501	5,831
Total assets	$11,745	$11,218
Deposits	$1,723	$1,578
Borrowings and other liabilities	4,209	3,696
Capital	995	698
Total liabilities and equity	$6,927	$5,972
Performance Ratios
Return on average capital	(31)%	37%
Return on average assets	(2.60)	2.28
Noninterest income to total revenue	43	78
Efficiency	235	58
Residential Mortgage Servicing Portfolio – Third-Party
(in billions)
Beginning of period	$118	$125
Acquisitions	7	5
Additions	6	7
Repayments/transfers	(15)	(12)
End of period	$116	$125
Servicing portfolio – third-party statistics: (a)
Fixed rate	91%	90%
Adjustable rate/balloon	9%	10%
Weighted-average interest rate	5.21%	5.49%
MSR capitalized value (in billions)	$.6	$1.0
MSR capitalization value (in basis points)	50	80
Weighted-average servicing fee (in basis points)	29	29
Other Information
Loan origination volume (in billions)	$7.0	$5.8
Percentage of originations represented by:
Agency and government programs	100%	100%
Refinance volume	77%	77%
Total nonperforming assets (a) (b)	$78	$65
Purchased impaired loans (a) (c)	$84	$141
(a)	As of June 30.
(b)	Includes nonperforming loans of $37 million at June 30, 2012 and $10 million at June 30, 2011.
(c)	Recorded investment of purchased impaired loans related to acquisitions.

The PNC Financial Services Group, Inc. – Form 10-Q    39

Residential Mortgage Banking reported a loss of $152 million in the first six months of 2012 compared with earnings of $127 million in the first six months of 2011. Earnings declined from the prior year six month period primarily as a result of lower noninterest income reflecting higher provision for residential mortgage repurchase obligations and higher noninterest expense, partially offset by increased loan sales revenue driven by higher loan origination volume.

The strategic focus of the business is the acquisition of new customers through a retail loan officer sales force with an emphasis on home purchase transactions. Two key aspects of this strategy are: (1) Competing on the basis of superior service to new and existing customers in serving their home purchase and refinancing needs; and (2) pursuing strategic partnerships with reputable residential real estate franchises to acquire new customers. A key consideration in pursuing this approach is the cross-sell opportunity, especially in the bank footprint markets.

Residential Mortgage Banking overview:

•

Total loan originations were $7.0 billion for the first six months of 2012 compared with $5.8 billion in the comparable period of 2011. Loans continue to be originated primarily through direct channels under FNMA, FHLMC and FHA/VA agency guidelines. Refinancings were 77% of originations in both periods. During the first six months of 2012, 30% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2).

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At June 30, 2012, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $462 million compared with $95 million at June 30, 2011. See the Recourse And Repurchase Obligations section of this Financial Review and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

–

PNC has and expects to experience elevated levels of residential mortgage loan repurchase demands reflecting a change in behavior and demand patterns of two government-sponsored enterprises, FNMA and FHLMC, primarily related to loans sold in 2006 through 2008 in agency securitizations.

•

Residential mortgage loans serviced for others totaled $116 billion at June 30, 2012 compared with $125 billion at June 30, 2011 as payoffs continued to outpace new direct loan origination volume and acquisitions.

•

Noninterest income was $80 million in the first six months of 2012 compared with $375 million in the first six months of 2011. The decrease resulted from additions to reserves of $470 million for residential mortgage loan repurchase obligations, partially offset by increased loan sales revenue driven by higher loan origination volume.

•	Net interest income was $104 million in the first six months of 2012 compared with $103 million in the first six months of 2011.
•

Noninterest expense was $433 million in the first six months of 2012 compared with $277 million in the first six months of 2011. The increase from the prior year period was primarily driven by additions to legal reserves and higher residential mortgage foreclosure-related expenses.

•

The fair value of mortgage servicing rights was $0.6 billion at June 30, 2012 compared with $1.0 billion at June 30, 2011. The decline was due to lower mortgage rates at June 30, 2012 and a smaller mortgage servicing portfolio.

BlackRock

(Unaudited)

Table 25: BlackRock Table

Information related to our equity investment in BlackRock follows:

Six months ended June 30 Dollars in millions	2012	2011
Business segment earnings (a)	$178	$179
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At June 30.

In billions	June 30 2012	Dec. 31 2011
Carrying value of PNC’s investment in BlackRock (c)	$5.4	$5.3
Market value of PNC’s investment in BlackRock (d)	6.1	6.4
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.8 billion at June 30, 2012 and $1.7 billion at December 31, 2011.
In May 2012, we exchanged 2 million shares of BlackRock Series B Preferred Stock for an equal number of shares of BlackRock common stock. The exchange transaction had no impact on the carrying value of our investment in BlackRock nor our use of the equity method of accounting.
(d)	Does not include liquidity discount.

PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock to partially fund BlackRock LTIP programs. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 9 Fair Value in the Notes To Consolidated Financial Statements of this Report.

40    The PNC Financial Services Group, Inc. – Form 10-Q

At June 30, 2012, approximately 1.5 million shares of BlackRock Series C Preferred Stock were available to fund a portion of awards under future BlackRock LTIP programs.

PNC accounts for its remaining investment in BlackRock under the equity method of accounting. Our voting interest in BlackRock common stock was approximately 21% at June 30, 2012.

Our 2011 Form 10-K includes additional information about our investment in BlackRock, including the September 2011 transfer of 1.3 million shares of BlackRock Series C Preferred Stock from PNC to BlackRock to satisfy a portion of our LTIP obligation.

The PNC Financial Services Group, Inc. – Form 10-Q    41

Non-Strategic Assets Portfolio

(Unaudited)

Table 26: Non-Strategic Assets Portfolio Table

Six months ended June 30 Dollars in millions	2012	2011
Income Statement
Net interest income	$438	$493
Noninterest income	(17)	22
Total revenue	421	515
Provision for credit losses	68	233
Noninterest expense	135	109
Pretax earnings	218	173
Income taxes	80	64
Earnings	$138	$109
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$1,006	$1,477
Lease financing	672	727
Total commercial lending	1,678	2,204
Consumer Lending:
Consumer	4,758	5,429
Residential real estate	6,291	6,293
Total consumer lending	11,049	11,722
Total portfolio loans	12,727	13,926
Other assets (a)	(320)	(183)
Total assets	$12,407	$13,743
Deposits and other liabilities	$179	$148
Capital	1,244	1,397
Total liabilities and equity	$1,423	$1,545
Performance Ratios
Return on average capital	22%	16%
Return on average assets	2.24	1.60
Other Information
Nonperforming assets (b) (c)	$1,120	$1,087
Purchased impaired loans (b) (d)	$5,889	$5,543
Net charge-offs (e)	$174	$219
Annualized net charge-off ratio (e)	2.75%	3.17%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$945	$1,222
Lease financing	677	701
Total commercial lending	1,622	1,923
Consumer Lending
Consumer	4,575	5,240
Residential real estate	6,475	6,250
Total consumer lending	11,050	11,490
Total loans	$12,672	$13,413
(a)	Other assets includes deferred taxes, ALLL and OREO. Other assets were negative in both periods due to the ALLL.
(b)	As of June 30.
(c)	Includes nonperforming loans of $.7 billion at June 30, 2012 and $.8 billion at June 30, 2011.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At June 30, 2012, this segment contained 73% of PNC’s purchased impaired loans.
(e)	For the six months ended June 30.

42    The PNC Financial Services Group, Inc. – Form 10-Q

This business segment consists primarily of acquired non-strategic assets. Non-Strategic Assets Portfolio had earnings of $138 million in the first six months of 2012 compared with $109 million in the first six months of 2011. The increase was primarily attributable to a lower provision for credit losses partially offset by a decline in revenue.

The first six months of 2012 included the impact of the RBC Bank (USA) acquisition which added approximately $1.0 billion of residential real estate loans, $.2 billion of commercial/commercial real estate loans and $.2 billion of OREO assets. Of these assets, $1.0 billion were deemed purchased impaired loans.

Non-Strategic Assets Portfolio overview:

•

Average portfolio loans declined to $12.7 billion in the first six months of 2012 compared with $13.9 billion in the first six months of 2011. The overall decline was driven by customer payment activity and portfolio management activities to reduce under-performing assets partially offset by the addition of loans from the RBC Bank (USA) acquisition.

•	Net interest income was $438 million in the first six months of 2012 compared with $493 million in the first six months of 2011. The decrease was driven by lower loan yields and loan balances.
•

Noninterest income was a loss of $17 million in the first six months of 2012 compared with earnings of $22 million in the first six months of 2011. The decline was driven mainly by larger valuation adjustments to liabilities for estimated repurchase losses on home equity loans sold.

•

The provision for credit losses was $68 million in the first six months of 2012 compared with $233 million in the first six months of 2011. The decrease in the provision for credit losses reflected overall improvement in credit quality.

•

Noninterest expense in the first six months of 2012 was $135 million compared with $109 million in the first six months of 2011. The increase was primarily due to higher other real estate owned expenses.

•

Nonperforming loans decreased to $0.7 billion as of June 30, 2012 compared with $0.8 billion at June 30, 2011. The consumer lending portfolio comprised 71% of the nonperforming loans at June 30, 2012. Nonperforming consumer loans increased $81 million, from June 30, 2011.

•

Net charge-offs were $174 million in the first six months of 2012 and $219 million in the first six months of 2011. The decrease was due to lower net charge-offs on residential real estate and commercial real estate loans.

The majority of assets within this portfolio were obtained through acquisitions. Consequently, the business activity of this segment is to manage the wind-down of the portfolio assigned to it while maximizing the value and mitigating risk.

The fair value marks taken upon acquisition of the assets, the team we have in place, and targeted asset resolution strategies help us to manage these assets.

•

The $12.7 billion of loans held in this portfolio at June 30, 2012 are stated inclusive of a fair value adjustment on purchased impaired loans at acquisition. Taking the adjustment and the ALLL into account, the net carrying basis of this loan portfolio is 80% of customer outstandings.

•

The Commercial Lending portfolio declined 16% since June 30, 2011. Loans to residential developers declined 23% to $0.9 billion while the lease financing portfolio remained relatively flat at $0.7 billion. The leases are long-term with relatively low credit risk.

•

Consumer Lending portfolio declined $0.4 billion or 4% when compared to the same period last year. The decline was 12% before including $1.0 billion of recently acquired RBC Bank (USA) residential mortgages and lot loans. The portfolio’s credit quality performance has stabilized through actions taken by management. Management has implemented various refinance programs, line management programs, and loss mitigation programs to mitigate risks within these portfolios while assisting borrowers to maintain homeownership when possible.

•

When loans are sold, we may assume certain loan repurchase obligations associated with those loans primarily relating to situations where investors may request PNC to indemnify them against losses or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. From 2005 to 2007, home equity loans were sold with such contractual provisions. At June 30, 2012, the liability for estimated losses on repurchase and indemnification claims for the Non-Strategic Assets Portfolio business segment was $61 million compared to $55 million at June 30, 2011. See the Recourse And Repurchase Obligations section of this Financial Review and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in this Report for additional information.

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

The PNC Financial Services Group, Inc. – Form 10-Q    43

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

We provide additional information about many of these items in the Notes To Consolidated Financial Statements included in Part l, Item l of this Report.

The following critical accounting estimate and judgment has been updated during the first six months of 2012:

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

As such, the value of goodwill is supported by earnings, which is driven by transaction volume and, for certain businesses, the market value of assets under administration or for which processing services are provided. Lower earnings resulting from a lack of growth or our inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could result in a current period charge to earnings. At least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date, management reviews the current operating environment and strategic direction of each reporting unit taking into consideration any events or changes in circumstances that may have an effect on the unit. For this review, inputs are generated and used in calculating the fair value of the reporting unit, which is compared to its carrying amount (the “step 1” goodwill impairment test) as further discussed below. A reporting unit is defined as an operating segment or one level below an operating segment. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit is not considered impaired. However, if the fair value of the reporting unit is less than its carrying amount, the reporting unit’s goodwill would be evaluated for impairment. In this circumstance, the implied fair value of reporting unit goodwill would be compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, the difference is recognized as an impairment loss. The implied fair value of reporting unit goodwill is determined by assigning the fair value of a reporting unit to its assets and liabilities (including any unrecognized intangible assets) with the residual amount equal to the implied fair value of goodwill as if the reporting unit had been acquired in a business combination.

A reporting unit’s carrying amount is based upon assigned economic capital as determined by PNC’s internal management methodologies. In performing step 1 of our goodwill impairment testing, we utilize three equity metrics:

•	Assigned reporting unit economic capital as determined by our internal management methodologies, inclusive of goodwill.
•	A 6%, “well capitalized”, Tier 1 common ratio for the reporting unit.
•

The capital levels for comparable companies (as reported in comparable company public financial statements), adjusted for differences in risk characteristics between the comparable companies and the reporting unit.

In determining a reporting unit’s fair value and comparing it to its carrying value, we utilize the highest of these three amounts (the “targeted equity”) in our discounted cash flow methodology. Under this methodology, we will infuse capital to achieve the targeted equity amount.

As of October 1, 2011 (annual goodwill impairment testing date), unallocated excess capital (difference between shareholders’ equity, minus total economic capital, and increased by the incremental targeted equity capital infusion) was mainly attributable to our pending acquisitions.

44    The PNC Financial Services Group, Inc. – Form 10-Q

Based on the results of our analysis, there have been no impairment charges related to goodwill in 2011, 2010 or 2009. Despite the impact of challenging market conditions and Dodd-Frank regulations on earnings, we believe our Retail Banking reporting unit is well positioned given expected long-term growth in deposits (including the impact of continued run off of higher rate CDs), its demonstrated ability to acquire new customers while retaining existing ones, based in part upon a suite of best-in-class products that are continually enhanced (e.g., Virtual Wallet®, PNC Cash Flow Options, and credit cards), expansion into new markets with above average demographic growth attributes, cross-sell opportunities for existing and new customers, a focus on retirement and investment services for the mass and mass affluent customer sectors, a scale that helps lower per unit cost for increased regulatory costs, and disciplined expense management.

During the second quarter of 2012, PNC recorded additional provision for residential mortgage repurchase obligations of approximately $438 million. Due to the amount of repurchase provision recorded during the second quarter, we performed an interim period goodwill impairment test for the Residential Mortgage Banking reporting unit, which had $45 million of goodwill at June 30, 2012. Based on the results of this analysis, the fair value of the Residential Mortgage Banking reporting unit exceeded its carrying amount and no impairment was recorded.

See Note 10 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements in Part 1, Item 1 of this Report for additional information.

Recent Accounting Pronouncements

For information on Recent Accounting Pronouncements, see Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item I of our First Quarter 2012 Form 10-Q regarding the impact of the adoption of new accounting guidance issued by the Financial Accounting Standards Board.

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

We currently estimate a pretax pension expense of $89 million in 2012 compared with pretax expense of $3 million in 2011. This year-over-year expected increase is primarily due to the amortization impact of the unfavorable 2011 investment returns as compared with the expected long-term return assumption and the increase in obligations due to the drop in the discount rate. In addition, the estimate for 2012 includes approximately $1 million for employees expected to join the plan from the RBC Bank (USA) acquisition upon attainment of certain eligibility criteria.

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2012 estimated expense as a baseline.

Table 27: Pension Expense – Sensitivity Analysis

Change in Assumption (a)	Estimated Increase to 2012 Pension Expense (In millions)
.5% decrease in discount rate	$23
.5% decrease in expected long-term return on assets	$18
.5% increase in compensation rate	$2
(a)	The impact is the effect of changing the specified assumption while holding all other assumptions constant.

We provide additional information on our pension plan in Item 7 of our 2011 Form 10-K Status of Qualified Defined Benefit Pension Plan section.

RECOURSE AND REPURCHASE OBLIGATIONS

As discussed in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in our 2011 Form 10-K, PNC has sold commercial mortgage, residential mortgage and home equity loans directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets.

Commercial Mortgage Loan Recourse Obligations

We originate, close, and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At June 30, 2012 and December 31, 2011, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.9 billion and $13.0 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.9 billion at June 30, 2012 and $4.0 billion at December 31, 2011. We maintain a reserve for estimated losses based on our exposure. The reserve for losses under these programs totaled $48 million and $47 million as of June 30, 2012 and December 31, 2011, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under

The PNC Financial Services Group, Inc. – Form 10-Q    45

these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Residential Mortgage Repurchase Obligations

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and loan sale transactions. As discussed in Note 3 in our 2011 Form 10-K, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC, and the GNMA program, while Non-Agency securitizations consist of mortgage loan sale transactions with private investors. Mortgage loan sale transactions that are not part of a securitization may involve FNMA, FHLMC or private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with Federal Housing Agency (FHA) and Department of Veterans Affairs (VA)-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

Loan covenants and representations and warranties are established through loan sale agreements with various investors to provide assurance that PNC has sold loans that are of sufficient investment quality. Key aspects of such covenants and representations and warranties include the loan’s compliance with any applicable loan criteria established for the transaction, including underwriting standards, delivery of all required loan documents to the investor or its designated party, sufficient collateral valuation, and the validity of the lien securing the loan. As a result of alleged breaches of these contractual obligations, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans.

We investigate every investor claim on a loan by loan basis to determine the existence of a legitimate claim, and that all other conditions for indemnification or repurchase have been met prior to the settlement with that investor. Indemnifications for loss or loan repurchases typically occur when, after review of the claim, we agree insufficient evidence exists to dispute the investor’s claim that a breach of a loan covenant and representation and warranty has occurred, such breach has not been cured, and the effect of such breach is deemed to have had a material and adverse effect on the value of the transferred loan. Depending on the sale agreement and upon proper notice from the investor, we typically respond to such indemnification and repurchase requests within 90 days, although final resolution of the claim may take a longer period of time. With the exception of the sales agreements associated with the Agency securitizations, most sale agreements do not provide for penalties or other remedies if we do not respond timely to investor indemnification or repurchase requests.

Indemnification and repurchase claims are typically settled on an individual loan basis through make-whole payments or loan repurchases; however, on occasion we may negotiate pooled settlements with investors. In connection with pooled settlements, we typically do not repurchase loans and the consummation of such transactions generally results in us no longer having indemnification and repurchase exposure with the investor in the transaction.

For the first and second-lien mortgage balances of unresolved and settled claims contained in the tables below, a significant amount of these claims were associated with sold loans originated through correspondent lender and broker origination channels. In certain instances when indemnification or repurchase claims are settled for these types of sold loans, we have recourse back to the correspondent lenders, brokers and other third-parties (e.g., contract underwriting companies, closing agents, appraisers, etc.). Depending on the underlying reason for the investor claim, we determine our ability to pursue recourse with these parties and file claims with them accordingly. Our historical recourse recovery rate has been insignificant as our efforts have been impacted by the inability of such parties to reimburse us for their recourse obligations (e.g., their capital availability or whether they remain in business) or factors that limit our ability to pursue recourse from these parties (e.g., contractual loss caps, statutes of limitations).

Origination and sale of residential mortgages is an ongoing business activity and, accordingly, management continually assesses the need to recognize indemnification and repurchase liabilities pursuant to the associated investor sale agreements. We establish indemnification and repurchase liabilities for estimated losses on sold first and second-lien mortgages for which indemnification is expected to be provided or for loans that are expected to be repurchased. For the first and second-lien mortgage sold portfolio, we have established an indemnification and repurchase liability pursuant to investor sale agreements based on claims made and our estimate of future claims on a loan by loan basis. To estimate the mortgage repurchase liability arising from breaches of representations and warranties, we consider the following factors: 1) borrower performance in our historically sold portfolio (both actual and estimated future defaults), 2) the level of outstanding unresolved repurchase claims,

46    The PNC Financial Services Group, Inc. – Form 10-Q

3) estimated probable future repurchase claims, considering information about file requests, delinquent and liquidated loans, resolved and unresolved mortgage insurance rescission notices and our historical experience with claim rescissions, 4) the potential ability to cure the defects identified in the repurchase claims (“rescission rate”), and 5) the estimated severity of loss upon repurchase of the loan or collateral, make-whole settlement, or indemnification.

See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

The following tables present repurchase claims by vintage and total unresolved repurchase claims for the past five quarters.

Table 28: Analysis of Quarterly Residential Mortgage Repurchase Claims by Vintage

Dollars in millions	June 30 2012	March 31 2012	December 31 2011	September 30 2011	June 30 2011
2004 & Prior	$31	$10	$11	$14	$18
2005	19	12	13	14	15
2006	56	41	28	22	36
2007	182	100	90	78	107
2008	49	17	18	9	18
2008 & Prior	337	180	160	137	194
2009 - 2012	42	33	29	26	22
Total	$379	$213	$189	$163	$216
FNMA, FHLMC, and GNMA %	86%	88%	91%	84%	78%

Table 29: Analysis of Quarterly Residential Mortgage Unresolved Asserted Indemnification and Repurchase Claims

Dollars in millions	June 30 2012	March 31 2012	December 31 2011	September 30 2011	June 30 2011
FNMA, FHLMC, and GNMA Securitizations	$419	$337	$302	$242	$204
Private Investors (a)	83	69	73	72	65
Total unresolved claims	$502	$406	$375	$314	$269
FNMA, FHLMC, and GNMA %	83%	83%	81%	77%	76%
(a)	Activity relates to loans sold through Non-Agency securitization and loan sale transactions.

The table below details our indemnification and repurchase claim settlement activity during the first six months and the second quarter of 2012 and 2011.

Table 30: Analysis of Residential Mortgage Indemnification and Repurchase Claim Settlement Activity

	2012			2011
Six months ended June 30 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC, and GNMA securitizations	$153	$89	$38	$110	$54	$42
Private investors (e)	46	28	4	56	30	12
Total indemnification and repurchase settlements	$199	$117	$42	$166	$84	$54

	2012			2011
Three months ended June 30 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC, and GNMA securitizations	$103	$60	$25	$51	$25	$18
Private investors (e)	25	17	1	35	25	6
Total indemnification and repurchase settlements	$128	$77	$26	$86	$50	$24
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans, and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and loan sale transactions.

The PNC Financial Services Group, Inc. – Form 10-Q    47

During 2011 and the first six months of 2012, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: 1) misrepresentation of income, assets or employment; 2) property evaluation or status issues (e.g., appraisal, title, etc.); 3) underwriting guideline violations; or 4) mortgage insurance rescissions. In the second quarter of 2012, FNMA and FHLMC enhanced efforts to reduce their exposure to losses on purchased loans resulted in a dramatic increase in repurchase claims, primarily on the 2006-2008 vintages, but also on other vintages, while loss severity and claim rescission rates remained relatively unchanged from prior quarters. Included in this higher volume were repurchase claims made on loans in later stages of default than had previously been observed. For example, in the second quarter of 2012, we experienced repurchase claims on loans which had defaulted more than two years prior to the claim date, which was inconsistent with historical activity. In response to these changes in behavior, we held discussions with both FNMA and FHLMC to clarify their intentions and to confirm our expectations of future claim activity. We anticipate that both entities will continue to aggressively pursue loss mitigation strategies.

This increase in repurchase claim activity has contributed to the higher balances of unresolved claims for residential mortgages at June 30, 2012, as well as the increase in residential mortgage indemnification and repurchase settlement activity in 2012. In response to the significant increase in claims and change in FNMA’s and FHLMC’s behavior, management revised its estimates of future claims resulting in an increase to the indemnification and repurchase liability in the second quarter of 2012.

At June 30, 2012 and December 31, 2011, the liability for estimated losses on indemnification and repurchase claims for residential mortgages totaled $462 million and $83 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of June 30, 2012 and December 31, 2011. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

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

Home Equity Repurchase Obligations

PNC’s repurchase obligations include obligations with respect to certain brokered home equity loans/lines that were sold to a limited number of private investors in the financial services industry by National City prior to our acquisition of National City. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is limited to repurchases of the loans sold in these transactions. Repurchase activity associated with brokered home equity lines/loans is reported in the Non-Strategic Assets Portfolio segment.

Loan covenants and representations and warranties were established through loan sale agreements with various investors to provide assurance that PNC sold loans to the investors of sufficient investment quality. Key aspects of such covenants and representations and warranties include the loan’s compliance with any applicable loan criteria established for the transaction, including underwriting standards, delivery of all required loan documents to the investor or its designated party, sufficient collateral valuation, and the validity of the lien securing the loan. As a result of alleged breaches of these contractual obligations, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans.

We investigate every investor claim on a loan by loan basis to determine the existence of a legitimate claim, and that all other conditions for indemnification or repurchase have been met prior to settlement with that investor. Indemnifications for loss or loan repurchases typically occur when, after review of the claim, we agree insufficient evidence exists to dispute the investor’s claim that a breach of a loan covenant and representation and warranty has occurred, such breach has not been cured, and the effect of such breach is deemed to have had a material and adverse effect on the value of the transferred loan. Depending on the sale agreement and upon proper notice from the investor, we typically respond to home equity indemnification and repurchase requests within 60 days, although final resolution of the claim may take a longer period of time. Most home equity sale agreements do not provide for penalties or other remedies if we do not respond timely to investor indemnification or repurchase requests.

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

The following table details the unpaid principal balance of our unresolved home equity indemnification and repurchase claims at June 30, 2012 and December 31, 2011.

48    The PNC Financial Services Group, Inc. – Form 10-Q

Table 31: Analysis of Home Equity Unresolved Asserted Indemnification and Repurchase Claims

In millions	June 30 2012	Dec. 31 2011
Home equity loans/lines:
Private investors (a)	$72	$110
(a)	Activity relates to brokered home equity loans/lines sold through loan sale transactions which occurred during 2005-2007.

To mitigate losses associated with indemnification and repurchase claims, we investigate every investor claim on a loan by loan basis to determine the existence of a legitimate claim, and that all other conditions for indemnification or repurchase have been met prior to the settlement with an investor.

The table below details our home equity indemnification and repurchase claim settlement activity during the first six months and the second quarter of 2012 and 2011.

Table 32: Analysis of Home Equity Indemnification and Repurchase Claim Settlement Activity

	2012			2011
Six months ended June 30 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Home equity loans/lines:
Private investors – Repurchases (d)	$16	$13	$3	$30	$98	$1

	2012			2011
Three months ended June 30 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Home equity loans/lines:
Private investors – Repurchases (d)	$6	$5	$1	$8	$76	$1
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability. 2011 also includes amounts for settlement payments.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Activity relates to brokered home equity loans/lines sold through loan sale transactions which occurred during 2005-2007.

During 2011 and the first six months of 2012, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: 1) misrepresentation of income, assets or employment; 2) property evaluation or status issues (e.g., appraisal, title, etc.); or 3) underwriting guideline violations. The lower balance of unresolved indemnification and repurchase claims at June 30, 2012 is attributed to lower claims submissions and lower inventories of claims undergoing review due to elevated settlement activity in 2011. The lower first half 2012 indemnification and repurchase settlement activity was also affected by the lower claim activity and the lower inventory of claims mentioned above as well as a higher rate of claim rescissions.

An indemnification and repurchase liability for estimated losses for which indemnification is expected to be provided or for loans that are expected to be repurchased was established at the acquisition of National City. Management’s evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase claims, actual loss experience, risks in the underlying serviced loan portfolios, current economic conditions and the periodic negotiations that management may enter into with investors to settle existing and potential future claims.

At June 30, 2012 and December 31, 2011, the liability for estimated losses on indemnification and repurchase claims for home equity loans/lines was $61 million and $47 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all home equity loans/lines sold and outstanding as of June 30, 2012 and December 31, 2011. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

Indemnification and repurchase liabilities, which are included in Other liabilities on the Consolidated Balance Sheet, are evaluated by management on a quarterly basis. Initial recognition and subsequent adjustments to the indemnification and repurchase liability for home equity loans/lines are recognized in Other noninterest income on the Consolidated Income Statement.

RISK MANAGEMENT

We encounter risk as part of the normal course of operating our business and we design risk management processes to help manage these risks.

The PNC Financial Services Group, Inc. – Form 10-Q    49

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

ASSET QUALITY OVERVIEW

Overall asset quality trends for the first six months of 2012 improved from both December 31, and June 30, 2011 and included the following:

•

Overall loan delinquencies have decreased $628 million, or 14%, from year-end 2011 levels. The reduction was mainly due to a change in policy for home equity loans past due 90 days being placed on nonaccrual status, compared to prior policy of past due 180 days in addition to a decline in residential real estate and government insured other consumer. These decreases were partially offset by an increase in commercial real estate related to RBC Bank (USA).

•

Nonperforming loans decreased $102 million, or 3%, to $3.5 billion as of June 30, 2012 compared with $3.6 billion as of December 31, 2011 mainly attributable to decreases in commercial real estate and commercial which were partially offset by the change in home equity policy as discussed above.

•

Nonperforming assets increased $20 million, or less than 1%, to $4,176 million as of June 30, 2012 compared with December 31, 2011 primarily driven by OREO assets due to the acquisition of RBC Bank (USA) offset by the decrease in nonperforming loans.

•

Second quarter 2012 net charge-offs were $315 million, down 24% from second quarter 2011 net charge-offs of $414 million. Six months ending June 30, 2012 net charge-offs were $648 million, down 32% from six months ending June 30, 2011 net charge-offs of $947 million.

•

The provision for credit losses declined to $256 million in the second quarter of 2012 compared with $280 million for the second quarter of 2011 as overall credit quality improved, partially offset by credit provisions related to the RBC Bank (USA) acquisition. The provision for credit losses declined to $441 million for the six months ending June 30, 2012 compared with $701 million for the six months ending June 30, 2011.

•	The level of ALLL has decreased to $4.2 billion at June 30, 2012 from $4.3 billion at December 31, 2011 and $4.6 billion at June 30, 2011.

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include TDRs, OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonaccrual policies is included in Note 1 Accounting Policies in the Notes to Consolidated Financial Statements in this Report. The major categories of nonperforming assets are presented in the following table.

Nonperforming assets increased $20 million from December 31, 2011, to $4,176 million at June 30, 2012. The increase in nonperforming assets at June 30, 2012 compared with year end was primarily attributable to OREO added in the acquisition of RBC Bank (USA) and higher nonperforming home equity loans from a change in policy which places home equity loans on nonaccrual status when past due 90 days or more compared with 180 days under the prior policy. This increase was partially offset by a decline in nonperforming commercial real estate and commercial loans. Nonperforming loans decreased $102 million to $3.5 billion while OREO and foreclosed assets increased $122 million to $718 million. The ratio of nonperforming assets to total loans, OREO and foreclosed assets decreased to 2.31% at June 30, 2012 from 2.60% at December 31, 2011. The ratio of nonperforming loans to total loans declined to 1.92% at June 30, 2012, compared to 2.24% at December 31, 2011. Total nonperforming assets have declined $2.2 billion, or 34%, from their peak of $6.4 billion at March 31, 2010.

Management continues to evaluate nonaccrual and charge off policies for second-lien consumer loans (residential mortgages

50    The PNC Financial Services Group, Inc. – Form 10-Q

and home equity loans and lines) pursuant to interagency supervisory guidance on practices for loans and lines of credit secured by junior liens on 1-4 family residential properties. This may result in future classification of performing second-lien consumer loans as nonperforming, including where the first-lien loan is 90 days or more past due. The credit loss policies for these loans are considered in our reserving process.

At June 30, 2012, TDRs included in nonperforming loans was $1.2 billion or 34% of total nonperforming loans compared to $1.1 billion or 32% of nonperforming loans as of December 31, 2011. Within consumer nonperforming loans, residential real estate TDRs comprise 49% of total residential real estate nonperforming loans at June 30, 2012, down from 51% at December 31, 2011. Home equity TDRs comprise

56% of home equity nonperforming loans at June 30, 2012, down from 77% at December 31, 2011. The level of TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs.

At June 30, 2012, our largest nonperforming asset was $45 million in the Real Estate Rental and Leasing Industry and our average nonperforming loans associated with commercial lending was under $1 million. Our ten largest outstanding nonperforming assets are all from the commercial lending portfolio and represent 32% and 6% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of June 30, 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    51

Table 33: Nonperforming Assets By Type

In millions	June 30 2012	Dec. 31 2011
Nonperforming loans
Commercial lending
Commercial
Retail/wholesale trade	$110	$109
Manufacturing	141	117
Service providers	145	147
Real estate related (a)	214	252
Financial services	15	36
Health care	22	29
Other industries	144	209
Total commercial	791	899
Commercial real estate
Real estate projects	924	1,051
Commercial mortgage	218	294
Total commercial real estate	1,142	1,345
Equipment lease financing	19	22
Total commercial lending	1,952	2,266
Consumer lending (b)
Home equity (c)	722	529
Residential real estate
Residential mortgage (d)	707	685
Residential construction	32	41
Credit card	6	8
Other consumer	39	31
Total consumer lending	1,506	1,294
Total nonperforming loans (e)	3,458	3,560
OREO and foreclosed assets
Other real estate owned (OREO) (f)	670	561
Foreclosed and other assets	48	35
Total OREO and foreclosed assets	718	596
Total nonperforming assets	$4,176	$4,156
Amount of commercial lending nonperforming loans contractually current as to remaining principal and interest	$642	$632
Percentage of total commercial lending nonperforming loans	33%	28%
Amount of TDRs included in nonperforming loans	$1,189	$1,141
Percentage of total nonperforming loans	34%	32%
Nonperforming loans to total loans	1.92%	2.24%
Nonperforming assets to total loans, OREO and foreclosed assets	2.31	2.60
Nonperforming assets to total assets	1.39	1.53
Allowance for loan and lease losses to total nonperforming loans (e) (g)	120	122
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(d)	Nonperforming residential mortgage excludes loans of $55 million and $61 million accounted for under the fair value option as of June 30, 2012 and December 31, 2011, respectively.
(e)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(f)	OREO excludes $262 million and $280 million at June 30, 2012 and December 31, 2011, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(g)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for additional information.

52    The PNC Financial Services Group, Inc. – Form 10-Q

Table 34: OREO and Foreclosed Assets

In millions	June 30 2012	Dec. 31 2011
Other real estate owned (OREO):
Residential properties	$188	$191
Residential development properties	201	183
Commercial properties	281	187
Total OREO	670	561
Foreclosed and other assets	48	35
Total OREO and foreclosed assets	$718	$596

Total OREO and foreclosed assets increased $122 million during the first six months of 2012 from $596 million at December 31, 2011, to $718 million at June 30, 2012, which represents 17% of total nonperforming assets. As of June 30, 2012 and December 31, 2011, 26% and 32%, respectively, of our OREO and foreclosed assets were comprised of single family residential properties. The higher level of OREO and foreclosed assets was driven mainly by the acquisition of RBC Bank (USA). This was partially offset by higher valuation losses and higher sales related to commercial OREO. Excluded from OREO at June 30, 2012 and December 31, 2011, respectively, was $262 million and $280 million of residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Table 35: Change in No nperforming Assets

In millions	2012	2011
January 1	$4,156	$5,123
New nonperforming assets	1,983	1,846
Charge-offs and valuation adjustments	(529)	(713)
Principal activity, including paydowns and payoffs	(842)	(983)
Asset sales and transfers to loans held for sale	(314)	(306)
Returned to performing status	(278)	(486)
June 30	$4,176	$4,481

The table above presents nonperforming asset activity for the six months ended June 30, 2012 and 2011. For the six months ended June 30, 2012, nonperforming assets increased $20 million from $4,156 million at December 31, 2011, to $4,176 million at June 30, 2012, driven primarily by other real estate owned added in the acquisition of RBC Bank (USA) and higher nonperforming home equity loans arising from a change in policy which places home equity loans on nonaccrual status when past due 90 days or more compared with 180 days under the prior policy. These increases were partially offset by a decline in nonperforming commercial real estate and commercial loans. Approximately 82% of total nonperforming loans are secured by collateral which would be expected to reduce credit losses and require less reserves in the event of default, and 33% of commercial lending nonperforming loans are contractually current as to principal and interest. As of June 30, 2012, commercial nonperforming loans are carried at approximately 59% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the allowance for loan and lease losses.

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

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased from December 31, 2011, to $1.4 billion at June 30, 2012. Consumer lending early stage delinquencies decreased by $241 million. This reduction included government insured other consumer amounts. This reduction was offset by an increase in commercial lending early stage delinquencies of $103 million mainly due to commercial real estate related to RBC Bank (USA).

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, are in the process of collection and are reasonably expected to result in repayment and/or restoration to current status, or are managed in

The PNC Financial Services Group, Inc. – Form 10-Q    53

homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines. These loans decreased $490 million, or 16%, from $3.0 billion at December 31, 2011, to $2.5 billion at June 30, 2012, mainly due to the change in policy for home equity loans and improvements in government insured delinquent residential real estate loans.

The following tables display the delinquency status of our loans at June 30, and March 31, 2012 and December 31, 2011. Additional information regarding accruing loans past due is included in Note 5 Asset Quality in the Notes To Consolidated Financial Statements in this Report.

Table 36: Accruing Loans Past Due 30 To 59 Days

	Amount			Percent of Total Outstandings
Dollars in millions	June 30 2012	Mar. 31 2012	Dec. 31 2011	June 30 2012	Mar. 31 2012	Dec. 31 2011
Commercial	$130	$195	$122	.16%	.26%	.19%
Commercial real estate	123	144	96	.67	.78	.59
Equipment lease financing	5	25	22	.07	.38	.34
Home equity (a)	124	127	173	.35	.36	.52
Residential real estate
Non government insured (b)	148	198	180	.94	1.22	1.24
Government insured	123	122	122	.78	.75	.84
Credit card	33	34	38	.80	.83	.96
Other consumer
Non government insured	43	50	58	.21	.26	.30
Government insured	164	171	207	.80	.88	1.08
Total	$893	$1,066	$1,018	.49	.60	.64

Table 37: Accruing Loans Past Due 60 To 89 Days

	Amount			Percent of Total Outstandings
Dollars in millions	June 30 2012	Mar. 31 2012	Dec. 31 2011	June 30 2012	Mar. 31 2012	Dec. 31 2011
Commercial	$65	$53	$47	.08%	.07%	.07%
Commercial real estate	105	44	35	.57	.24	.22
Equipment lease financing	2	2	5	.03	.03	.08
Home equity (a)	68	79	114	.19	.22	.34
Residential real estate
Non government insured (b)	52	56	72	.33	.35	.50
Government insured	91	100	104	.58	.62	.72
Credit card	22	24	25	.53	.59	.63
Other consumer
Non government insured	16	20	21	.08	.10	.11
Government insured	113	98	124	.55	.50	.65
Total	$534	$476	$547	.30	.27	.34

54    The PNC Financial Services Group, Inc. – Form 10-Q

Table 38: Accruing Loans Past Due 90 Days Or More

	Amount
Dollars in millions	June 30 2012	Mar. 31 2012	Dec. 31 2011	June 30 2012	Mar. 31 2012	Dec. 31 2011
Commercial	$34	$28	$49	.04%	.04%	.07%
Commercial real estate	16	5	6	.09	.03	.04
Equipment lease financing	1	5		.01	.08
Home equity (c)			221			.67
Residential real estate
Non government insured (b)	104	116	152	.66	.72	1.05
Government insured	1,925	2,012	2,129	12.17	12.41	14.71
Credit card	38	47	48	.92	1.15	1.21
Other consumer
Non government insured	17	21	23	.08	.11	.12
Government insured	348	351	345	1.70	1.80	1.80
Total	$2,483	$2,585	$2,973	1.38	1.47	1.87
(a)	In the second quarter of 2012, the Home equity amounts as of March 31, 2012 were reduced by $47 million and $24 million for the Accruing Loans Past Due 30 to 59 Days and 60 to 89 Days, respectively, to correct for immaterial amounts. Prior periods have not been adjusted.
(b)	In the second quarter of 2012, the Residential real estate amounts as of March 31, 2012 were reduced by $24 million, $17 million and $24 million for the Accruing Loans Past Due 30 to 59 Days, 60 to 89 Days and 90 Days or More, respectively, to correct for immaterial amounts. Prior periods have not been adjusted.
(c)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $268 million at June 30, 2012 and $438 million at December 31, 2011.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $35.8 billion as of June 30, 2012, or 20% of the total loan portfolio. Of that total, $24.3 billion, or 68%, was outstanding under primarily variable-rate home equity lines of credit and $11.5 billion, or 32%, consisted of closed-end home equity installment loans. Approximately 2% of the home equity portfolio was on nonperforming status as of June 30, 2012.

As of June 30, 2012, we are in an originated first lien position for approximately 34% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. Historically, we have originated and sold first mortgages which has resulted in a low percentage of home equity loans where we hold the first lien mortgage position. The remaining 64% of the portfolio was secured by second liens where we do not hold the first lien position. For the majority of the home equity portfolio where we are in, hold or service the first lien position, the credit performance of this portion of the portfolio is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

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

We track borrower performance monthly, including obtaining updated FICO scores at least quarterly, original LTVs, updated LTVs semi-annually, and other credit metrics at least quarterly, including the historical performance of any mortgage loans regardless of lien position that we may or may not hold. This information is used for internal reporting and risk management purposes. For internal reporting and risk management purposes we also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit). As part of our overall risk analytics monitoring, we segment the home equity portfolio based upon the delinquency, modification status, and bankruptcy status of these loans, as well as based upon the delinquency, modification status, and bankruptcy status of any mortgage loan with the same borrower (regardless of whether it is a first lien senior to our second lien).

In establishing our ALLL, we utilize a delinquency roll-rate methodology for pools of loans. In accordance with accounting principles, under this methodology, we establish our allowance based upon incurred losses and not lifetime expected losses. The roll-rate methodology estimates

The PNC Financial Services Group, Inc. – Form 10-Q    55

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

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20 year amortization term. During the draw period, we have home equity lines of credit where borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest. Based upon outstanding balances at June 30, 2012, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 39: Home Equity Lines of Credit—Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2012	$684	$111
2013	1,334	308
2014	2,047	607
2015	2,090	741
2016	1,625	584
2017 and thereafter	6,228	7,401
Total (a)	$14,008	$9,752
(a)	Includes approximately $106 million, $157 million, $186 million, $189 million, $23 million and $343 million of home equity lines of credit with balloon payments with draw periods scheduled to end in the remainder of 2012, 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively.

We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments.

Based upon outstanding balances, and excluding purchased impaired loans, at June 30, 2012, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 4.29% were 30-89 days past due and approximately 6.13% were greater than or equal to 90 days past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges, and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include a loss mitigation loan modification resulting in a loan that is classified as a TDR.

See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in this Report for additional information.

LOAN MODIFICATIONS AND TROUBLED DEBT RESTRUCTURINGS

Consumer Loan Modifications

We modify loans under government and PNC-developed programs based upon our commitment to help eligible homeowners and borrowers avoid foreclosure, where appropriate. Initially, a borrower is evaluated for a modification under a government program. If a borrower does not qualify under a government program, the borrower is then evaluated under a PNC program. Our programs utilize both temporary and permanent modifications and typically reduce the interest rate, extend the term and/or defer principal. Temporary and permanent modifications under programs involving a change to loan terms are generally classified as TDRs. Further, certain payment plans and trial payment arrangements which do not include a contractual change to loan terms may be classified as TDRs. Additional detail on TDRs is discussed below as well as in Note 5 Asset Quality in the Notes To Consolidated Financial Statements in this Report.

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

56    The PNC Financial Services Group, Inc. – Form 10-Q

serving our customers’ needs while mitigating credit losses. The following tables provide the number of accounts and unpaid principal balance of modified consumer real estate related loans as well as the number of accounts and unpaid principal balance of modified loans that were 60 days or more past due as of six months, nine months, twelve months and fifteen months after the modification date.

Table 40: Bank-Owned Consumer Real Estate Related Loan Modifications

	June 30, 2012		December 31, 2011
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	11,249	$1,002	13,352	$1,215
Permanent Modifications	4,759	318	1,533	92
Total home equity	16,008	1,320	14,885	1,307
Residential Mortgages
Permanent Modifications	8,379	1,450	7,473	1,342
Non-Prime Mortgages
Permanent Modifications	4,458	627	4,355	610
Residential Construction
Permanent Modifications	1,462	596	1,282	578
Total Bank-Owned Consumer Real Estate Related Loan Modifications	30,307	$3,993	27,995	$3,837

The PNC Financial Services Group, Inc. – Form 10-Q    57

Table 41: Bank-Owned Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months		Fifteen Months
June 30, 2012 Dollars in millions, except as noted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity
Fourth Quarter 2011	9	1.9%							$1,097
Third Quarter 2011	24	4.2	33	5.7%					2,494
Second Quarter 2011	20	5.3	29	7.8	39	10.4%			2,615
First Quarter 2011	9	9.5	9	9.5	12	12.6	12	12.6%	1,179
Fourth Quarter 2010	6	17.1	9	25.7	8	22.9	9	25.7	481
Residential Mortgages
Fourth Quarter 2011	212	22.2							36,202
Third Quarter 2011	281	22.8	375	30.4					61,995
Second Quarter 2011	367	26.8	459	33.6	508	37.1			84,358
First Quarter 2011	322	20.1	465	29.1	529	33.1	557	34.8	90,984
Fourth Quarter 2010	300	17.0	467	26.5	610	34.7	639	36.3	112,240
Non-Prime Mortgages
Fourth Quarter 2011	38	14.7							5,890
Third Quarter 2011	86	23.2	104	28.0					14,974
Second Quarter 2011	114	18.9	153	25.4	174	28.9			29,673
First Quarter 2011	76	18.1	101	24.1	116	27.7	137	32.7	15,541
Fourth Quarter 2010	13	14.3	20	22.0	24	26.4	26	28.6	3,840
Residential Construction
Fourth Quarter 2011 (d)	5	5.6
Third Quarter 2011	2	1.8	2	1.8					635
Second Quarter 2011	4	3.9	4	3.9	3	2.9			651
First Quarter 2011	7	4.2	10	6.0	17	10.2	18	10.8	9,443
Fourth Quarter 2010	10	4.3	16	6.9	23	9.9	25	10.7	5,768
Temporary Modifications
Home Equity
Fourth Quarter 2011 (d)	29	5.6%
Third Quarter 2011	43	9.8	53	12.1%					$6,663
Second Quarter 2011	64	10.3	94	15.1	117	18.8%			13,187
First Quarter 2011	89	6.5	156	11.4	197	14.4	224	17.8%	22,571
Fourth Quarter 2010	127	6.6	255	13.3	328	17.2	383	20.0	42,166
(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarter ending December 31, 2010 through December 31, 2011 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects June 30, 2012 unpaid principal balances of the re-defaulted accounts for the Fourth Quarter 2011 Vintage at Six Months, for the Third Quarter 2011 Vintage at Nine Months, for the Second Quarter 2011 Vintage at Twelve Months, and for the First Quarter 2011 and prior Vintages at Fifteen Months.
(d)	The unpaid principal balance for this vintage totals less than $1 million.

In addition to temporary loan modifications, we may make available to a borrower a payment plan or a HAMP trial payment period. Under a payment plan or a HAMP trial payment period, there is no change to the loan’s contractual terms so the borrower remains legally responsible for payment of the loan under its original terms. A payment plan involves the borrower paying the past due amounts over a short period of time, generally three months, in addition to the contractual payment amounts over that period upon which a borrower is brought current. Due to the short term nature of the payment plan there is a minimal impact to the ALLL.

Under a HAMP trial payment period, we establish an alternate payment, generally at an amount less than the contractual payment amount, for the borrower during this short time period. This allows a borrower to demonstrate successful payment performance before permanently restructuring the loan into a HAMP modification. Subsequent to successful borrower performance under the trial payment period, we will capitalize the original contractual amount past due and restructure the loan’s contractual terms, along with bringing the restructured account to current. As the borrower is often already delinquent at the time of participation in the HAMP

58    The PNC Financial Services Group, Inc. – Form 10-Q

trial payment period, there is not a significant increase in the ALLL. If the trial payment period is unsuccessful, the loan will be evaluated for further action based upon our existing policies.

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of June 30, 2012 and December 31, 2011, 3,646 accounts with a balance of $565 million and 2,701 accounts with a balance of $478 million, respectively, of residential real estate loans have been modified under HAMP and were still outstanding on our balance sheet.

We do not re-modify a defaulted modified loan except for subsequent significant life events, as defined by the Office of the Comptroller of the Currency (OCC). A re-modified loan continues to be classified as a TDR for the remainder of its term regardless of subsequent payment performance.

Commercial Loan Modifications and Payment Plans

Modifications of terms for large commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve reduction of the interest rate, extension of the term of the loan and/or forgiveness of principal. Modified large commercial loans are usually already nonperforming prior to modification. We evaluate these modifications for TDR classification based upon whether we granted a concession to a borrower experiencing financial difficulties. Additional detail on TDRs is discussed below as well as in Note 5 Asset Quality in the Notes To Consolidated Financial Statements in this Report.

Beginning in 2010, we established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of June 30, 2012 and December 31, 2011, $76 million and $81 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $27 million and $24 million have been determined to be TDRs as of June 30, 2012 and December 31, 2011.

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. For the six months ended June 30, 2012, $1.6 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the six months ended June 30, 2011 was $1.1 billion.

Table 42: Summary of Troubled Debt Restructurings

In millions	June 30 2012	Dec. 31 2011
Consumer lending:
Real estate-related	$1,560	$1,492
Credit card (a)	252	291
Other consumer	24	15
Total consumer lending	1,836	1,798
Total commercial lending	483	405
Total TDRs	$2,319	$2,203
Nonperforming	$1,189	$1,141
Accruing (b)	878	771
Credit card (a)	252	291
Total TDRs	$2,319	$2,203
(a)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.
(b)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Total TDRs increased $116 million or 5% during the first six months of 2012 to $2.3 billion as of June 30, 2012. Of this total, nonperforming TDRs totaled $1.2 billion, which represents approximately 34% of total nonperforming loans.

TDRs that have returned to performing (accruing) status are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. These TDRs increased $107 million or 14% during the first six months of 2012 to $878 million as of June 30, 2012. This increase reflects the further seasoning and performance of the TDRs. See Note 5 Asset Quality in the Notes to Consolidated Financial Statements in this Report for additional information.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $648 million in net charge-offs for the first six months of 2012, compared to $947 million in the first six months of 2011. Commercial lending net charge-offs fell from $429 million in the first six months of 2011 to $189 million in the first six months of 2012. Consumer lending net charge-offs declined from $518 million in the first six months of 2011 to $459 million in the first six months of 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    59

Table 43: Loan Charge-Offs And Recoveries

Six months ended June 30 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans (annualized)
2012
Commercial	$234	$147	$87	.24%
Commercial real estate	159	52	107	1.22
Equipment lease financing	10	15	(5)	(.16)
Home equity	252	30	222	1.28
Residential real estate	67		67	.87
Credit card	110	11	99	4.95
Other consumer	97	26	71	.73
Total	$929	$281	$648	.76
2011
Commercial	$364	$178	$186	.66%
Commercial real estate	282	40	242	2.84
Equipment lease financing	25	24	1	.03
Home equity	252	21	231	1.38
Residential real estate	101	2	99	1.31
Credit card	134	12	122	6.58
Other consumer	100	34	66	.79
Total	$1,258	$311	$947	1.27

Total net charge-offs are lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in this Report for additional information on net charge-offs related to these loans.

We maintain an ALLL to absorb losses from the loan portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Although quantitative modeling factors as discussed below are constantly changing as the financial strength of the borrower and overall economic conditions change, there were no significant changes during the first six months of 2012 to the methodology we follow to determine our ALLL.

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

A portion of the ALLL related to qualitative and measurement factors has been assigned to loan categories. These factors include, but are not limited to, the following:

•	Industry concentrations and conditions,

60    The PNC Financial Services Group, Inc. – Form 10-Q

•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro economic factors,
•	Changes in risk selection and underwriting standards, and
•	Timing of available information, including the performance of first lien positions.

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable losses on these unfunded credit facilities. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. Other than the estimation of the probability of funding, this methodology is very similar to the one we use for determining our ALLL.

We refer you to Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for further information on key asset quality indicators that we use to evaluate our portfolio and establish the allowances.

Table 44: Allowance for Loan and Lease Losses

Dollars in millions	2012	2011
January 1	$4,347	$4,887
Total net charge-offs	(648)	(947)
Provision for credit losses	441	701
Net change in allowance for unfunded loan commitments and letters of credit	16	(14)
June 30	$4,156	$4,627
Net charge-offs to average loans (for the six months ended) (annualized)	.76%	1.27%
Allowance for loan and lease losses to total loans	2.30	3.08
Commercial lending net charge-offs	$(189)	$(429)
Consumer lending net charge-offs	(459)	(518)
Total net charge-offs	$(648)	$(947)
Net charge-offs to average loans (for the six months ended) (annualized)
Commercial lending	.39%	1.07%
Consumer lending	1.25	1.50

As further described in the Consolidated Income Statement Review section of this Report, the provision for credit losses totaled $441 million for the first six months of 2012 compared to $701 million for the first six months of 2011. For the first six months of 2012, the provision for commercial lending credit losses declined by $154 million or 64% from the first six months of 2011. Similarly, the provision for consumer lending credit losses decreased $106 million or 23% from the first six months of 2011.

Purchased impaired loans are recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At June 30, 2012, we had established reserves of $1.0 billion for purchased impaired loans. In addition, all loans (purchased impaired and non-impaired) acquired in the RBC Bank (USA) acquisition were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at acquisition. See Note 6 Purchased Loans for additional information.

At June 30, 2012, total ALLL to total nonperforming loans was 120%. The comparable amount for December 31, 2011 was 122%. These ratios are 81% and 84%, respectively, when excluding the $1.4 billion of allowance at June 30, 2012 and December 31, 2011 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted based on our estimate of expected cash flows and additional allowance is recorded when these cash flows are below recorded investment. See the Nonperforming Assets By Type table within this Credit Risk Management section for additional information.

See Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 6 Purchased Loans in the Notes To Consolidated Financial Statements of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit.

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

The PNC Financial Services Group, Inc. – Form 10-Q    61

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

Bank Level Liquidity – Uses

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of June 30, 2012, there were approximately $19.7 billion of bank borrowings with maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. See the Bank Level Liquidity – Sources section below.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Total deposits increased to $206.9 billion at June 30, 2012 from $188.0 billion at December 31, 2011, primarily due to the RBC Bank (USA) acquisition. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At June 30, 2012, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities, and interest-earning deposits with banks) totaling $7.8 billion and securities available for sale totaling $51.3 billion. Of our total liquid assets of $59.1 billion, we had $22.3 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and active balance sheet management.

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

PNC Bank, N.A. has the ability to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through June 30, 2012, PNC Bank, N.A. had issued $9.4 billion of debt under this program including the following during 2012:

•	$100 million of senior bank notes issued March 5, 2012 and due April 8, 2015. Interest is paid semi-annually at a fixed rate of 1.07%,

62    The PNC Financial Services Group, Inc. – Form 10-Q

•

$1.0 billion of senior extendible floating rate bank notes issued June 20, 2012 with an initial maturity date of July 20, 2013, subject to the holder’s monthly option to extend, and a final maturity date of June 20, 2014. Interest is paid at the 3-month LIBOR rate, reset quarterly, plus a spread of 22.5 basis points, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder,

•

$900 million of senior extendible floating rate bank notes issued to an affiliate on June 27, 2012 with an initial maturity date of July 27, 2013, subject to the holder’s monthly option to extend, and a final maturity date of April 27, 2014. Interest is paid at the 3-month LIBOR rate, reset quarterly, plus a spread of 22.5 basis points, and

•

$500 million of senior extendible floating rate bank notes issued to an affiliate on June 27, 2012 with an initial maturity date of July 27, 2013, subject to the holder’s monthly option to extend, and a final maturity date of January 27, 2014. Interest is paid at the 3-month LIBOR rate, reset quarterly, plus a spread of 22.5 basis points.

Total senior and subordinated debt increased to $6.6 billion at June 30, 2012 from $4.1 billion at December 31, 2011 due to issuances.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At June 30, 2012, our unused secured borrowing capacity was $11.2 billion with FHLB-Pittsburgh. Total FHLB borrowings increased to $10.4 billion at June 30, 2012 from $7.0 billion at December 31, 2011 due to $4.0 billion in new borrowings partially offset by maturities.

PNC Bank, N.A. has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of June 30, 2012, there was $3.1 billion outstanding under this program. Other borrowed funds on our Consolidated Balance Sheet also includes $6.3 billion of commercial paper issued by Market Street Funding LLC, a consolidated VIE.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At June 30, 2012, our unused secured borrowing capacity was $28.2 billion with the Federal Reserve Bank.

Parent Company Liquidity – Uses

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of June 30, 2012, there were approximately $550 million of parent company borrowings with maturities of less than one year.

Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions. See the Parent Company Liquidity – Sources section below. In March 2012, we used approximately $3.6 billion of parent company cash to acquire both RBC Bank (USA) and a credit card portfolio from RBC Bank (Georgia), National Association. Additionally, in June 2012, we used $1.4 billion of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A.

See 2012 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for information regarding the Federal Reserve’s 2012 CCAR process, including their acceptance of the capital plan filed by PNC on January 9, 2012 and their not objecting to our capital actions proposed as part of that plan, as well as additional information regarding our April 2012 increase to PNC’s quarterly common stock dividend, our plans to purchase shares under PNC’s existing common stock repurchase program during the remainder of 2012, our March 2012 issuance of $1 billion of senior notes, our April 2012 issuance of $1.5 billion of preferred stock, our April 2012 redemption of $306 million of trust preferred securities, our May 2012 redemption of $500 million of trust preferred securities, and our June 2012 announcement of the July 2012 redemption of $450 million of trust preferred securities and $518 million of enhanced trust preferred securities. We repurchased approximately $50 million of common stock under PNC’s existing common stock repurchase program during the second quarter of 2012.

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.3 billion at June 30, 2012. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 21 Regulatory Matters in the Notes To

The PNC Financial Services Group, Inc. – Form 10-Q    63

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

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of June 30, 2012, the parent company had approximately $3.2 billion in funds available from its cash and investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital securities, in public or private markets and commercial paper. We have effective shelf registration statements pursuant to which we can issue additional debt and equity securities, including certain hybrid capital instruments. Total senior and subordinated debt and hybrid capital instruments decreased to $12.6 billion at June 30, 2012 from $16.0 billion at December 31, 2011 due to $3.0 billion in maturities and $816 million in redemptions partially offset by $1.0 billion in new borrowings.

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

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of June 30, 2012, there were no issuances outstanding under this program.

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

Table 45: Credit ratings as of June 30, 2012 for PNC and PNC Bank, N.A.

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB	BBB-

PNC Bank, N.A.
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

64    The PNC Financial Services Group, Inc. – Form 10-Q

Commitments

The following tables set forth contractual obligations and various other commitments as of June 30, 2012 representing required and potential cash outflows.

Table 46: Contractual Obligations

		Payment Due By Period
June 30, 2012 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$30,816	$21,981	$5,045	$1,948	$1,842
Borrowed funds (a) (b)	43,689	24,772	5,199	5,339	8,379
Minimum annual rentals on noncancellable leases	2,762	382	653	472	1,255
Nonqualified pension and postretirement benefits	558	64	122	116	256
Purchase obligations (c)	604	385	147	43	29
Total contractual cash obligations	$78,429	$47,584	$11,166	$7,918	$11,761
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At June 30, 2012, unrecognized tax benefits totaled $231 million. This liability for unrecognized tax benefits represents an estimate of tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 16 Income Taxes in the Notes To Consolidated Financial Statements of this Report for additional information.

Our contractual obligations totaled $72.0 billion at December 31, 2011. The increase in the comparison is primarily attributable to the increase in borrowed funds. See the Funding and Capital Sources section in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

Table 47: Other Commitments (a)

		Amount Of Commitment Expiration By Period
June 30, 2012 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$113,636	$49,958	$35,422	$27,805	$451
Standby letters of credit (b)	11,311	5,074	4,705	1,458	74
Reinsurance agreements (c)	6,004	2,771	92	46	3,095
Other commitments (d)	713	459	177	73	4
Total commitments	$131,664	$58,262	$40,396	$29,382	$3,624
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $7.3 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers. Balances represent estimates based on availability of financial information.
(d)	Includes unfunded commitments related to private equity investments of $215 million and other investments of $3 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $447 million and other direct equity investments of $48 million that are included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    65

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:

•	Traditional banking activities of taking deposits and extending loans,
•	Equity and other investments and activities whose economic values are directly impacted by market factors, and
•	Fixed income, equities, derivatives, and foreign exchange activities, as a result of customer activities and underwriting.

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

Sensitivity results and market interest rate benchmarks for the second quarters of 2012 and 2011 follow:

Table 48: Interest Sensitivity Analysis

	Second Quarter 2012	Second Quarter 2011
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.5%	1.4%
100 basis point decrease (a)	(1.9)%	(1.1)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	7.9%	4.5%
100 basis point decrease (a)	(5.1)%	(3.8)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(8.2)	(1.0)
Key Period-End Interest Rates
One-month LIBOR	.25%	.19%
Three-year swap	.62%	1.15%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Table 49: Net Interest Income Sensitivity to Alternative Rate Scenarios (Second Quarter 2012)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	—%	.7%	(1.0)%
Second year sensitivity	2.2%	2.1%	(3.9)%

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

66    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 50: Alternate Interest Rate Scenarios: One Year Forward

The second quarter 2012 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

Market Risk Management – Trading Risk

Our trading activities are primarily customer-driven trading in fixed income securities, derivatives and foreign exchange contracts, as well as the daily mark-to-market impact from the credit valuation adjustment (CVA) on the customer derivatives portfolio. They also include the underwriting of fixed income and equity securities.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in trading activities. We calculate a diversified VaR at a 95% confidence interval. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors.

We believe a diversified VaR is a better representation of risk than a non-diversified VaR as it reflects empirical correlations across different asset classes. PNC began to include the daily mark-to-market impact from the CVA in determining the diversified VaR measure during the first quarter of 2012 and comparative periods are stated on a comparable basis.

During the first six months of 2012, our 95% VaR ranged between $2.5 million and $5.3 million, averaging $3.9 million. During the first six months of 2011, our 95% VaR ranged between $2.1 million and $4.8 million, averaging $3.6 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Over a normal business cycle, we would expect an average of twelve to thirteen instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level at a 95% confidence interval. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Also, including customer revenue and intraday hedging helps to reduce trading losses and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There were two such instances during the first six months of 2012 under our diversified VaR measure. In comparison, there were no such instances during the first six months of 2011. We use a 500 day look back period for backtesting and include customer related revenue.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day diversified VaR for the period.

Table 51: Enterprise-Wide Trading-Related Gains/Losses Versus Value at Risk

The PNC Financial Services Group, Inc. – Form 10-Q    67

Total trading revenue was as follows:

Table 52: Trading Revenue

Six months ended June 30 In millions	2012	2011
Net interest income	$20	$22
Noninterest income	105	108
Total trading revenue	$125	$130
Securities underwriting and trading (a)	$43	$45
Foreign exchange	47	36
Financial derivatives and other	35	49
Total trading revenue	$125	$130

Three months ended June 30 In millions	2012	2011
Net interest income	$11	$11
Noninterest income	33	58
Total trading revenue	$44	$69
Securities underwriting and trading (a)	$18	$29
Foreign exchange	27	19
Financial derivatives and other	(1)	21
Total trading revenue	$44	$69
(a)	Includes changes in fair value for certain loans accounted for at fair value.

The trading revenue disclosed above includes results from providing investing and risk management services to our customers as well as results from hedges of customer activity. Trading revenue excludes the impact of economic hedging activities which we transact to manage risk primarily related to residential and commercial mortgage servicing rights, residential and commercial mortgage loans held-for-sale, and certain residential mortgage-backed agency securities with embedded derivatives. Derivatives used for economic hedges are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in symmetrical accounting treatment for both the hedging instrument and the hedged item. Economic hedge results, along with the associated hedged items, are reported in the respective income statement line items, as appropriate.

Trading revenue for the first six months of 2012 decreased $5 million compared with the first six months of 2011 primarily due to the increased impact of counterparty credit risk on valuations of customer derivative positions and to a lesser extent, lower underwriting activity. These decreases were partially offset by higher derivative, foreign exchange, and securities client sales revenue and improved client related trading results.

Trading revenue for the second quarter of 2012 decreased $25 million compared with the second quarter of 2011 primarily due to the increased impact of counterparty credit risk on valuations of customer derivative positions and to a lesser extent, lower underwriting activity. These decreases were partially offset by higher derivative and foreign exchange client sales revenues and improved client related trading results.

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

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is an estimate of the potential value depreciation over a one year horizon commensurate with solvency expectations of an institution rated single-A by the credit rating agencies. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. See Note 9 Fair Value in the Notes To Consolidated Financial Statements in this Report for additional information.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 53: Equity Investments Summary

In millions	June 30 2012	Dec. 31 2011
BlackRock	$5,397	$5,291
Tax credit investments	2,905	2,646
Private equity	1,621	1,491
Visa	459	456
Other	235	250
Total	$10,617	$10,134

BlackRock

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at June 30, 2012, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

68    The PNC Financial Services Group, Inc. – Form 10-Q

Tax Credit Investments

Included in our equity investments are tax credit investments which are accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $2.9 billion at June 30, 2012 and $2.6 billion at December 31, 2011.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.6 billion at June 30, 2012 and $1.5 billion at December 31, 2011. As of June 30, 2012, $957 million was invested directly in a variety of companies and $664 million was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $250 million as of June 30, 2012. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors included in our 2011 Form 10-K for discussion of potential impacts of the Volcker Rule provisions of Dodd-Frank on our holding interests in and sponsorship of private equity or hedge funds.

Our unfunded commitments related to private equity totaled $215 million at June 30, 2012 compared with $247 million at December 31, 2011.

Visa

At June 30, 2012, our investment in Visa Class B common shares totaled approximately 23 million shares and was recorded at $459 million. Based on the June 30, 2012 closing price of $123.63 for the Visa Class A shares, the market value of our total investment was approximately $1.2 billion at the current conversion ratio which considers all litigation funding by Visa to date. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B to Class A shares in connection with any settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

Our 2011 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation.

See Note 17 Legal Proceedings and Note 18 Commitments and Guarantees in our Notes To Consolidated Financial Statements of this Report for additional information.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At June 30, 2012, other investments totaled $235 million compared with $250 million at December 31, 2011. We recognized net gains related to these investments of $13 million during both the first six months of 2012 and 2011, including net losses of $2 million during both the second quarter of 2012 and 2011.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $3 million at both June 30, 2012 and December 31, 2011.

Financial Derivatives

We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage exposure to interest rate, market and credit risk inherent in our business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate and total return swaps, interest rate caps and floors, swaptions, options, forwards and futures contracts are the primary instruments we use for interest rate risk management. We also enter into derivatives with customers to facilitate their risk management activities.

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments.

Further information on our financial derivatives is presented in Note 1 Accounting Policies in our Notes To Consolidated Financial Statements under Item 8 of our 2011 Form 10-K and in Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in this Report, which is incorporated here by reference.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

The PNC Financial Services Group, Inc. – Form 10-Q    69

The following table provides the notional or contractual amounts and estimated net fair value of financial derivatives at June 30, 2012 and December 31, 2011.

Table 54: Financial Derivatives

	June 30, 2012		December 31, 2011
In millions	Notional/ Contractual Amount	Estimated Net Fair Value	Notional/ Contractual Amount	Estimated Net Fair Value
Derivatives designated as hedging instruments under GAAP
Interest rate contracts (a)
Asset rate conversion
Receive fixed swaps	$13,707	$551	$13,902	$529
Pay fixed swaps (c) (d)	2,073	(140)	1,797	(116)
Liability rate conversion
Receive fixed swaps	11,000	1,402	10,476	1,316
Forward purchase commitments	1,480	29	2,733	43
Total interest rate risk management	28,260	1,842	28,908	1,772
Foreign exchange contracts
FX forward	590		326
Total derivatives designated as hedging instruments (b)	$28,850	$1,842	$29,234	$1,772
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Interest rate contracts
Swaps	$82,612	$416	$98,406	$454
Futures	54,103		64,250
Future options	46,000	12	8,000
Bond options	950	1	1,250	3
Swaptions	8,286	61	10,312	49
Commitments related to residential mortgage assets	18,996	72	14,773	59
Total residential mortgage banking activities	$210,947	$562	$196,991	$565
Derivatives used for commercial mortgage banking activities:
Interest rate contracts
Swaps	$1,416	$(29)	$1,180	$(34)
Swaptions			450	3
Future options (d)	600	(1)
Commitments related to commercial mortgage assets	980	13	995	5
Credit contracts
Credit default swaps	95	4	95	5
Total commercial mortgage banking activities	$3,091	$(13)	$2,720	$(21)
Derivatives used for customer-related activities:
Interest rate contracts
Swaps	$121,424	$(125)	$122,088	$(214)
Caps/floors
Sold	4,370	(4)	5,861	(6)
Purchased	4,929	20	5,601	19
Swaptions	2,386	77	1,713	63
Futures	8,163		6,982
Commitments related to residential mortgage assets	1,729		487	(1)
Foreign exchange contracts	11,174	7	11,920	9
Equity contracts (d)	185	(4)	184	(3)
Credit contracts
Risk participation agreements	3,305	1	3,259	1
Total customer-related	$157,665	$(28)	$158,095	$(132)
Derivatives used for other risk management activities:
Interest rate contracts
Swaps	$787	$(3)	$1,704	$(34)
Swaptions			225	1
Futures	632		1,740
Foreign exchange contracts	28	(3)	25	(4)
Equity contracts	12
Credit contracts
Credit default swaps	15		209	6
Other contracts (e)	354	(275)	386	(296)
Total other risk management	$1,828	$(281)	$4,289	$(327)
Total derivatives not designated as hedging instruments	$373,531	$240	$362,095	$85
Total Gross Derivatives	$402,381	$2,082	$391,329	$1,857
(a)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 54% were based on 1-month LIBOR and 46% on 3-month LIBOR at June 30, 2012 compared with 57% and 43%, respectively, at December 31, 2011.
(b)	Fair value amount includes net accrued interest receivable of $139 million at June 30, 2012 and $140 million at December 31, 2011.
(c)	Includes zero-coupon swaps.
(d)	The increases in the negative fair values from December 31, 2011 to June 30, 2012 for pay-fixed swaps, future options and equity contracts were due to the changes in fair values of the existing contracts along with new contracts entered into during the 2012 period and contracts terminated during that period.
(e)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and includes a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate.

70    The PNC Financial Services Group, Inc. – Form 10-Q

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2012, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2012, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Earning assets – Assets that generate income, which include: Federal funds sold; resale agreements; trading securities;

The PNC Financial Services Group, Inc. – Form 10-Q    71

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

72    The PNC Financial Services Group, Inc. – Form 10-Q

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

Other real estate owned (OREO) and foreclosed assets – Assets taken in settlement of troubled loans primarily through deed-in-lieu of foreclosure or foreclosure. Foreclosed assets include real and personal property, equity interests in corporations, partnerships, and limited liability companies.

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

The PNC Financial Services Group, Inc. – Form 10-Q    73

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

74    The PNC Financial Services Group, Inc. – Form 10-Q

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook for earnings, revenues, expenses, capital levels and ratios, liquidity levels, asset levels, asset quality, financial position, and other matters regarding or affecting PNC and its future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “look,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.

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
–

The impact on financial markets and the economy of any changes in the credit ratings of U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the level of U.S. and European government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe.

–	Actions by Federal Reserve, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.
–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.
–	Slowing or failure of the current moderate economic expansion.
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

–	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act and to Basel-related initiatives.

The PNC Financial Services Group, Inc. – Form 10-Q    75

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

–

Our ability to achieve anticipated results from this transaction is dependent also on the extent of credit losses in the acquired loan portfolios and the extent of deposit attrition, in part related to the state of economic and financial markets. Also, litigation and regulatory and other governmental investigations that may be filed or commenced relating to the pre-acquisition business and activities of RBC Bank

(USA) could impact the timing or realization of anticipated benefits to PNC.
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

We provide greater detail regarding these as well as other factors in our 2011 Form 10-K, as amended by Amendment No. 1 thereto, in our first quarter 2012 Form 10-Q, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes to Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

76    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Interest Income
Loans	$2,163	$1,905	$4,114	$3,789
Investment securities	527	549	1,053	1,127
Other	106	93	226	214
Total interest income	2,796	2,547	5,393	5,130
Interest Expense
Deposits	83	180	186	362
Borrowed funds	187	217	390	442
Total interest expense	270	397	576	804
Net interest income	2,526	2,150	4,817	4,326
Noninterest Income
Asset management	278	288	562	551
Consumer services	290	333	554	644
Corporate services	290	228	522	445
Residential mortgage	(173)	163	57	358
Service charges on deposits	144	131	271	254
Net gains on sales of securities	62	82	119	119
Other-than-temporary impairments	(32)	(73)	(48)	(103)
Less: Noncredit portion of other-than-temporary impairments (a)	2	(34)	24	(30)
Net other-than-temporary impairments	(34)	(39)	(72)	(73)
Other	240	266	525	609
Total noninterest income	1,097	1,452	2,538	2,907
Total revenue	3,623	3,602	7,355	7,233
Provision For Credit Losses	256	280	441	701
Noninterest Expense
Personnel	1,119	976	2,230	1,965
Occupancy	199	176	389	369
Equipment	181	158	356	325
Marketing	67	63	135	103
Other	1,082	803	1,993	1,484
Total noninterest expense	2,648	2,176	5,103	4,246
Income before income taxes and noncontrolling interests	719	1,146	1,811	2,286
Income taxes	173	234	454	542
Net income	546	912	1,357	1,744
Less: Net income (loss) attributable to noncontrolling interests	(5)	(1)	1	(6)
Preferred stock dividends and discount accretion	25	25	64	29
Net income attributable to common shareholders	$526	$888	$1,292	$1,721
Earnings Per Common Share
Basic	$1.00	$1.69	$2.44	$3.27
Diluted	.98	1.67	2.42	3.24
Average Common Shares Outstanding
Basic	527	524	526	524
Diluted	530	527	529	527

(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements

The PNC Financial Services Group, Inc. – Form 10-Q    77

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions	Three months ended June 30		Six months ended June 30
Unaudited	2012	2011	2012	2011
Net income	$546	$912	$1,357	$1,744
Other comprehensive income, before tax and net of reclassifications into Net income:
Net unrealized gains on non-OTTI securities	158	481	396	509
Net unrealized gains (losses) on OTTI securities	8	(44)	414	187
Net unrealized gains (losses) on cash flow hedge derivatives	6	143	(84)	35
Pension and other postretirement benefit plan adjustments	39	(5)	87	11
Other	(30)	6	(18)	39
Other comprehensive income, before tax and net of reclassifications into Net income	181	581	795	781
Income tax expense related to items of other comprehensive income	(60)	(203)	(288)	(281)
Other comprehensive income, after tax and net of reclassifications into Net income	121	378	507	500
Comprehensive income	667	1,290	1,864	2,244
Less: Comprehensive income (loss) attributable to noncontrolling interests	(5)	(1)	1	(6)
Comprehensive income attributable to PNC	$672	$1,291	$1,863	$2,250

See accompanying Notes To Consolidated Financial Statements.

78    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	June 30 2012	December 31 2011
Assets
Cash and due from banks (includes $6 and $7 for VIEs) (a)	$4,136	$4,105
Federal funds sold and resale agreements (includes $542 and $732 measured at fair value) (b)	1,646	2,205
Trading securities	2,121	2,513
Interest-earning deposits with banks (includes $8 and $325 for VIEs) (a)	3,995	1,169
Loans held for sale (includes $2,776 and $2,365 measured at fair value) (b)	3,333	2,936
Investment securities (includes $108 and $109 for VIEs) (a)	61,937	60,634
Loans (includes $7,987 and $6,096 for VIEs) (includes $291 and $227 measured at fair value) (a) (b)	180,425	159,014
Allowance for loan and lease losses (includes $(84) and $(91) for VIEs) (a)	(4,156)	(4,347)
Net loans	176,269	154,667
Goodwill	9,158	8,285
Other intangible assets	1,804	1,859
Equity investments (includes $1,729 and $1,643 for VIEs) (a)	10,617	10,134
Other (includes $1,184 and $1,205 for VIEs) (includes $200 and $210 measured at fair value) (a) (b)	24,559	22,698
Total assets	$299,575	$271,205
Liabilities
Deposits
Noninterest-bearing	$64,476	$59,048
Interest-bearing	142,447	128,918
Total deposits	206,923	187,966
Borrowed funds
Federal funds purchased and repurchase agreements	4,166	2,984
Federal Home Loan Bank borrowings	10,440	6,967
Bank notes and senior debt	10,185	11,793
Subordinated debt	7,593	8,321
Other (includes $6,545 and $4,777 for VIEs) (a)	11,305	6,639
Total borrowed funds	43,689	36,704
Allowance for unfunded loan commitments and letters of credit	224	240
Accrued expenses (includes $105 and $155 for VIEs) (a)	3,428	4,175
Other (includes $837 and $734 for VIEs) (a)	5,097	4,874
Total liabilities	259,361	233,959
Equity
Preferred stock (c)
Common stock ($5 par value, authorized 800 shares, issued 537 shares)	2,687	2,683
Capital surplus – preferred stock	3,120	1,637
Capital surplus – common stock and other	12,098	12,072
Retained earnings	19,149	18,253
Accumulated other comprehensive income (loss)	402	(105)
Common stock held in treasury at cost: 8 and 10 shares	(451)	(487)
Total shareholders’ equity	37,005	34,053
Noncontrolling interests	3,209	3,193
Total equity	40,214	37,246
Total liabilities and equity	$299,575	$271,205
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    79

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions Unaudited	Six months ended June 30
	2012	2011
Operating Activities
Net income	$1,357	$1,744
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	441	701
Depreciation and amortization	554	569
Deferred income taxes (benefit)	412	(127)
Net gains on sales of securities	(119)	(119)
Net other-than-temporary impairments	72	73
Mortgage servicing rights valuation adjustment	216	230
Noncash charge on trust preferred securities redemption	130
Undistributed earnings of BlackRock	(132)	(132)
Excess tax benefits from share-based payment arrangements	(15)
Net change in
Trading securities and other short-term investments	1,394	779
Loans held for sale	(521)	411
Other assets	168	(1,048)
Accrued expenses and other liabilities	11	583
Other	(154)	41
Net cash provided (used) by operating activities	3,814	3,705
Investing Activities
Sales
Securities available for sale	6,594	15,023
Loans	771	1,027
Repayments/maturities
Securities available for sale	4,198	2,792
Securities held to maturity	1,638	1,230
Purchases
Securities available for sale	(10,104)	(12,866)
Securities held to maturity	(100)	(187)
Loans	(672)	(712)
Net change in
Federal funds sold and resale agreements	553	1,340
Interest-earning deposits with banks	(2,537)	(2,897)
Loans	(8,206)	(1,393)
Net cash received (paid) for acquisition activity	(3,294)	261
Other	(82)	(387)
Net cash provided (used) by investing activities	(11,241)	3,231

80    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

In millions Unaudited	Six months ended June 30
	2012	2011
Financing Activities
Net change in
Noninterest-bearing deposits	$1,264	$2,618
Interest-bearing deposits	(350)	(4,385)
Federal funds purchased and repurchase agreements	836	(327)
Other borrowed funds	3,718	(393)
Sales/issuances
Federal Home Loan Bank borrowings	7,000
Bank notes and senior debt	2,089
Other borrowed funds	9,665	4,634
Preferred stock	1,482
Common and treasury stock	112	24
Repayments/maturities
Federal Home Loan Bank borrowings	(4,497)	(1,021)
Bank notes and senior debt	(3,777)	(2,427)
Subordinated debt	(829)	(524)
Other borrowed funds	(8,760)	(4,251)
Excess tax benefits from share-based payment arrangements	15
Acquisition of treasury stock	(51)	(52)
Preferred stock cash dividends paid	(63)	(28)
Common stock cash dividends paid	(396)	(236)
Net cash provided (used) by financing activities	7,458	(6,368)
Net Increase (Decrease) In Cash And Due From Banks	31	568
Cash and due from banks at beginning of period	4,105	3,297
Cash and due from banks at end of period	$4,136	$3,865
Supplemental Disclosures
Interest paid	$633	$819
Income taxes paid	22	697
Income taxes refunded	9	27
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	356	429
Transfer from loans to foreclosed assets	509	352

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    81

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2011 Annual Report on Form 10-K as amended by Amendment No. 1 on Form 10-K/A (2011 Form 10-K). Reference is made to Note 1 Accounting Policies in the 2011 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to these policies in the first six months of 2012 other than as disclosed herein. These interim consolidated financial statements serve to update the 2011 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

INVESTMENT IN BLACKROCK, INC.

We account for our investment in the common stock and Series B Preferred Stock of BlackRock (deemed to be in-substance common stock) under the equity method of accounting. In May 2012, we exchanged 2 million shares of Series B Preferred Stock of BlackRock for an equal number of shares of BlackRock common stock. The exchange transaction had no impact on the carrying value of our investment in BlackRock or our use of the equity method of accounting. The investment in BlackRock is reflected on our Consolidated Balance Sheet in Equity investments, while our equity in earnings of BlackRock is reported on our Consolidated Income Statement in Asset management revenue.

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

As noted above, we mark-to-market our obligation to transfer BlackRock shares related to certain BlackRock LTIP programs. This obligation is classified as a derivative not designated as a hedging instrument under GAAP as disclosed in Note 13 Financial Derivatives.

82    The PNC Financial Services Group, Inc. – Form 10-Q

NONPERFORMING ASSETS

Nonperforming assets include:

•	Nonaccrual loans and leases,
•	Troubled debt restructurings (TDRs), and
•	Other real estate owned and foreclosed assets.

Nonperforming loans are those loans that have deteriorated in credit quality to the extent that full collection of contractual principal and interest is not probable. When a loan is determined to be nonperforming (and as a result is impaired), the accrual of interest is ceased and the loan is classified as nonaccrual. The current year accrued and uncollected interest is reversed out of net interest income. Additionally, any prior year accrued and uncollected interest is charged-off.

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

We generally classify Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) loans as nonaccrual (and therefore nonperforming) when we determine that the collection of interest or principal is not probable or when delinquency of interest or principal payments has existed for 90 days or more and the loans are not well-secured and in the process of collection. A loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Such factors that would lead to nonperforming status and subject the loan to an impairment test would include, but are not limited to, the following:

•	Deterioration in the financial position of the borrower resulting in the loan moving from accrual to cash basis,
•	The collection of principal or interest is 90 days or more past due unless the asset is both well-secured and in the process of collection,
•	Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, whether 90 days have passed or not,
•	Borrower has filed or will likely file for bankruptcy,
•	The bank advances additional funds to cover principal or interest,
•	We are in the process of liquidating a commercial borrower, or
•	We are pursuing remedies under a guarantee.

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

Effective in the second quarter of 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans being placed on nonaccrual status when they become 90 days or more past due. We continue to charge-off these loans at 180 days past due.

Additionally, in general, for smaller dollar commercial loans of $1 million or less, a partial or full charge-off will occur at 120 days past due for term loans and 180 days past due for revolvers.

A consumer loan is considered well-secured, when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Starting in the first quarter of 2012, home equity installment loans and lines of credit, whether well-secured or not, are classified as nonaccrual at 90 days past due instead of the prior policy of nonaccrual classification at 180 days past due. Well-secured residential real estate loans are classified as nonaccrual at 180 days past due.

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

If payment is received on a nonperforming loan, the payment is first applied to the recorded investment; once this principal obligation has been fulfilled, payments are applied to recover any charged-off amounts related to the impaired loan that might exist. Finally, if both principal and any charge-offs have been recovered, then the payment will be recorded as interest income.

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs may include restructuring certain terms of loans, receipts of assets from debtors in partial satisfaction of loans, or a combination thereof. For TDRs, payments are applied based upon their contractual terms unless the related loan is deemed non-performing. TDRs are included in nonperforming loans until returned to performing status through the fulfilling of restructured terms for a reasonable period of time (generally 6 months).

See Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional TDR information.

The PNC Financial Services Group, Inc. – Form 10-Q    83

Nonaccrual loans are generally not returned to accrual status until the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time and collection of the contractual principal and interest is no longer in doubt.

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is comprised principally of commercial real estate and residential real estate properties obtained in partial or total satisfaction of loan obligations. After obtaining a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we acquire the title, we transfer the loan to foreclosed assets included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is initially recorded at estimated fair value less cost to sell. Based upon the estimated fair value less cost to sell, the recorded investment of the loan is adjusted and, typically, a charge-off/recovery is recognized to the Allowance for Loan and Lease Losses (ALLL). We estimate fair values primarily based on appraisals, or sales agreements with third parties. Anticipated recoveries and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer.

Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or estimated fair value less cost to sell. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in Other noninterest expense.

See Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

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

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ALLL also includes factors which may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors may include:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro economic factors,
•	Changes in risk selection and underwriting standards, and
•	Timing of available information, including the performance of first lien positions.

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

84    The PNC Financial Services Group, Inc. – Form 10-Q

credit risk management. We have policies, procedures and practices that address financial statement requirements, collateral review and appraisal requirements, advance rates based upon collateral types, appropriate levels of exposure, cross-border risk, lending to specialized industries or borrower type, guarantor requirements, and regulatory compliance.

See Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

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

See Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

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

Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock and debentures from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. See Note 14 Earnings Per Share for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on Recent Accounting Pronouncements, see Note 1 Accounting Policies in the Notes To The Consolidated Financial Statements included in Part I, Item I of our First Quarter 2012 Form 10-Q.

NOTE 2 ACQUISITION AND DIVESTITURE ACTIVITY

RBC Bank (USA) Acquisition

On March 2, 2012, PNC acquired 100% of the issued and outstanding common stock of RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada. As part of the acquisition, PNC also purchased a credit card portfolio from RBC Bank (Georgia), National Association. PNC paid $3.6 billion in cash as consideration for the acquisition of both RBC Bank (USA) and the credit card portfolio. The transactions added approximately $18.1 billion of deposits and $14.5 billion of loans to PNC’s Consolidated Balance Sheet.

RBC Bank (USA), based in Raleigh, North Carolina, operated more than 400 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The primary reasons for the acquisition of RBC were to enhance shareholder value, to improve PNC’s competitive position in the financial services industry, and to further expand PNC’s existing branch network in the states where it currently operates as well as expanding into new markets.

The PNC Financial Services Group, Inc. – Form 10-Q    85

The RBC Bank (USA) transactions noted above were accounted for using the acquisition method of accounting and, as such, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair value on the acquisition date. All acquired loans were also recorded at fair value. No allowance for loan losses was carried over and no allowance was created at acquisition. In connection with the acquisition, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table:

Table 55: RBC Bank (USA) Purchase Accounting (a)

In millions
Purchase price as of March 2, 2012 (a)	$3,599

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value (b)
Cash due from banks	305
Trading assets, interest-earning deposits with banks, and other short-term investments	1,493
Loans held for sale	97
Investment securities	2,349
Net loans	14,512
Other intangible assets	180
Equity investments	35
Other assets	3,390
Deposits	(18,094)
Other borrowed funds	(1,321)
Other liabilities	(291)
Total fair value of identifiable net assets	2,655

Goodwill	$944
(a)	The table above has been updated to reflect certain immaterial adjustments, including final purchase price settlement.
(b)	These items are considered as non-cash activity for the Consolidated Statement of Cash Flows.

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

Table 56: RBC Bank (USA) Intangible Assets

	As of March 2, 2012
Intangible Assets (in millions)	Fair Value	Weighted Life	Amortization Method
Residential mortgage servicing rights	$16	68 months	(a	)
Core deposits	164	144 months	Accelerated
Total	$180
(a)	Intangible asset accounted for at fair value

See Note 10, Goodwill and Other Intangible Assets, for further discussion of the accounting for goodwill and other intangible assets.

The estimated amount of RBC Bank (USA) revenue and net income (excluding integration costs) included in PNC’s consolidated income statement for the six-months ended June 30, 2012 was $423 million and $117 million, respectively. Upon closing and conversion of the RBC Bank (USA) transaction, subsequent to March 2, 2012, separate records for RBC Bank (USA) as a stand-alone business have not been maintained as the operations of RBC Bank (USA) have been fully integrated into PNC. RBC Bank (USA) revenue and earnings disclosed above reflect management’s best estimate, based on information available at the reporting date.

The following table presents certain unaudited pro forma information for illustrative purposes only, for the six months ended June 30, 2012 and 2011 as if RBC Bank (USA) had been acquired on January 1, 2011. The unaudited estimated pro forma information combines the historical results of RBC Bank (USA) with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2011. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2011. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, the pro forma financial information does not include the impact of possible business model changes and does not reflect pro forma adjustments to conform accounting policies between RBC Bank (USA) and PNC. Additionally, PNC expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result

86    The PNC Financial Services Group, Inc. – Form 10-Q

of the acquisition that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented.

Table 57: RBC Bank (USA) and PNC Pro Forma Results

	Unaudited Pro Forma For the Six Months Ended June 30
In millions	2012	2011
Total revenues	$7,564	$7,907
Net income	1,345	1,632

In connection with the RBC Bank (USA) acquisition and other prior acquisitions, PNC recognized $197 million of integration charges in the first six months of 2012. PNC recognized $6 million of integration charges in the first six months of 2011 in connection with prior acquisitions. The integration charges are included in the table above.

PENDING SALE OF SMARTSTREET

On April 20, 2012, PNC signed a purchase and assumption agreement with Union Bank, N.A. pursuant to which Union Bank will assume the deposits and acquire certain assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition. Smartstreet is a nationwide business focused on homeowner or community association managers and had approximately $1 billion of assets and deposits as of June 30, 2012. The transaction is expected to close in the fall of 2012 and is subject to certain closing conditions, including regulatory approval.

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

BANKATLANTIC BRANCH ACQUISITION

Effective June 6, 2011, we acquired 19 branches in the greater Tampa, Florida area from BankAtlantic, a subsidiary of BankAtlantic Bancorp, Inc. The fair value of the assets acquired totaled $324.9 million, including $256.9 million in cash, $26.0 million in fixed assets and $42.0 million of goodwill and intangible assets. We also assumed approximately $324.5 million of deposits associated with these branches. A $39.0 million deposit premium was paid and no loans were acquired in the transaction. Our Consolidated Income Statement includes the impact of the branch activity subsequent to our June 6, 2011 acquisition.

NOTE 3 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

LOAN SALE AND SERVICING ACTIVITIES

We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-Agency Securitization, and loan sale transactions. Agency securitizations consist of securitization transactions with Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA) (collectively the Agencies). FNMA and FHLMC generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market through special purpose entities (SPEs) that they sponsor. We, as an authorized GNMA issuer/servicer, pool Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) insured loans into mortgage-backed securities for sale into the secondary market. In Non-Agency securitizations, we have transferred loans into securitization SPEs. Third-party investors have also purchased our loans in loan sale transactions and in certain instances have subsequently sold these loans into securitization SPEs. Securitization SPEs utilized in the Agency and Non-Agency securitization transactions are VIEs.

Our continuing involvement in the FNMA, FHLMC, and GNMA securitizations, Non-Agency securitizations, and loan sale transactions generally consists of servicing, repurchases of previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

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

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer, we recognize a servicing asset at fair value. Servicing assets are recognized in Other intangible assets on our Consolidated Balance Sheet and when subsequently accounted for at fair value are classified within Level 3 of the fair value hierarchy. See Note 9 Fair Value and Note 10 Goodwill and Other Intangible Assets for further discussion of our residential and commercial servicing assets.

The PNC Financial Services Group, Inc. – Form 10-Q    87

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At June 30, 2012 and December 31, 2011, the balance of our ROAP asset and liability totaled $177 million and $265 million, respectively.

The Agency and Non-Agency mortgage-backed securities issued by the securitization SPEs that are purchased and held on our balance sheet are typically purchased in the secondary market. PNC does not retain any credit risk on its Agency mortgage-backed security positions as FNMA, FHLMC, and the US Government (for GNMA) guarantee losses of principal and interest. Substantially all of the non-agency mortgage- backed securities acquired and held on our balance sheet are senior tranches in the securitization structure.

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

We recognize a liability for our loss exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties and also for loss sharing arrangements (recourse obligations) with the Agencies. Other than providing temporary liquidity under servicing advances and our loss exposure associated with our repurchase and recourse obligations, we have not provided nor are we required to provide any type of credit support, guarantees, or commitments to the securitization SPEs or third-party investors in these transactions. See Note 18 Commitments and Guarantees for further discussion of our repurchase and recourse obligations.

The following table provides information related to certain financial information associated with PNC’s loan sale and servicing activities:

88    The PNC Financial Services Group, Inc. – Form 10-Q

Table 58: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – June 30, 2012
Servicing portfolio (c)	$116,011	$149,602	$5,508
Carrying value of servicing assets (d)	581	398	1
Servicing advances (e)	565	490	9
Servicing deposits (f)	2,158	3,764	37
Repurchase and recourse obligations (g)	462	48	61
Carrying value of mortgage-backed securities held (h)	4,951	1,623
FINANCIAL INFORMATION – December 31, 2011
Servicing portfolio (c)	$118,058	$155,813	$5,661
Carrying value of servicing assets (d)	647	468	1
Servicing advances (e)	563	510	8
Servicing deposits (f)	2,264	3,861	38
Repurchase and recourse obligations (g)	83	47	47
Carrying value of mortgage-backed securities held (h)	4,654	1,839
CASH FLOWS – Three months ended June 30, 2012
Sales of loans (i)	$2,939	$468
Repurchases of previously transferred loans (j)	358		$6
Contractual servicing fees received	95	46	6
Servicing advances recovered/(funded), net	20	13
Cash flows on mortgage-backed securities held (h)	283	223
CASH FLOWS – Three months ended June 30, 2011
Sales of loans (i)	$3,144	$421
Repurchases of previously transferred loans (j)	365		$8
Contractual servicing fees received	87	44	6
Servicing advances recovered/(funded), net	(22)	(1)
Cash flows on mortgage-backed securities held (h)	107	80
CASH FLOWS – Six months ended June 30, 2012
Sales of loans (i)	$6,448	$949
Repurchases of previously transferred loans (j)	769		$16
Contractual servicing fees received	194	91	11
Servicing advances recovered/(funded), net	(1)	21
Cash flows on mortgage-backed securities held (h)	539	352
CASH FLOWS – Six months ended June 30, 2011
Sales of loans (i)	$6,529	$904
Repurchases of previously transferred loans (j)	809		$30
Contractual servicing fees received	177	87	12
Servicing advances recovered/(funded), net	8	(36)	15
Cash flows on mortgage-backed securities held (h)	258	177
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity business in which PNC is no longer engaged. See Note 18 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgage and home equity loan/line transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents the portion of the overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 9 Fair Value and Note 10 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.
(f)	Represents balances in custodial and escrow demand deposit accounts held at PNC on behalf of investors. Borrowers’ loan payments including escrows are deposited in these accounts prior to their distribution.
(g)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 18 Commitments and Guarantees for further information.

The PNC Financial Services Group, Inc. – Form 10-Q    89

(h)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(i)	There were no gains or losses recognized on the transaction date for sales of residential mortgage and certain commercial mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(j)	Includes repurchases of government insured, and government guaranteed loans, repurchased through the exercise of our ROAP option.

VARIABLE INTEREST ENTITIES (VIES)

As discussed in our 2011 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of

VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of June 30, 2012 and December 31, 2011.

Table 59: Consolidated VIEs – Carrying Value (a) (b)

June 30, 2012 In millions	Market Street	Credit Card Securitization Trust		Tax Credit Investments	Total
Assets
Cash and due from banks				$6	$6
Interest-earning deposits with banks				8	8
Investment securities	$108				108
Loans	6,214	$1,773			7,987
Allowance for loan and lease losses		(84)			(84)
Equity investments				1,729	1,729
Other assets	464	(40	) (c)	760	1,184
Total assets	$6,786	$1,649		$2,503	$10,938
Liabilities
Other borrowed funds	$6,320			$225	$6,545
Accrued expenses				105	105
Other liabilities	459			378	837
Total liabilities	$6,779			$708	$7,487

December 31, 2011 In millions	Market Street	Credit Card Securitization Trust		Tax Credit Investments	Total
Assets
Cash and due from banks				$7	$7
Interest-earning deposits with banks		$317		8	325
Investment securities	$109				109
Loans	4,163	1,933			6,096
Allowance for loan and lease losses		(91)			(91)
Equity investments				1,643	1,643
Other assets	360	7		838	1,205
Total assets	$4,632	$2,166		$2,496	$9,294
Liabilities
Other borrowed funds	$4,272	$287		$218	$4,777
Accrued expenses		50		105	155
Other liabilities	355			379	734
Total liabilities	$4,627	$337		$702	$5,666
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.
(c)	Represents reclassification of tax position to conform with presentation on PNC’s Consolidated Balance Sheet.

90    The PNC Financial Services Group, Inc. – Form 10-Q

Table 60: Assets and Liabilities of Consolidated VIEs (a)

In millions	Aggregate Assets	Aggregate Liabilities
June 30, 2012
Market Street	$7,895	$7,896
Credit Card Securitization Trust	1,725	18
Tax Credit Investments	2,512	730
December 31, 2011
Market Street	$5,490	$5,491
Credit Card Securitization Trust	2,175	494
Tax Credit Investments	2,503	723
(a)	Amounts in this table differ from total assets and liabilities in the preceding “Consolidated VIEs—Carrying Value” table due to the elimination of intercompany assets and liabilities in the preceding table.

Table 61: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
June 30, 2012
Commercial Mortgage-Backed Securitizations (a)	$68,215	$68,215	$1,851	$1,851	(c)
Residential Mortgage-Backed Securitizations (a)	40,962	40,962	4,962	4,962	(c)	$91	(e)
Tax Credit Investments and Other (b)	6,011	2,426	954	954	(d)	389	(e)
Total	$115,188	$111,603	$7,767	$7,767		$480

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2011
Commercial Mortgage-Backed Securitizations (a)	$75,961	$75,961	$2,079	$2,079	(c)
Residential Mortgage-Backed Securitizations (a)	44,315	44,315	4,667	4,667	(c)	$99	(e)
Tax Credit Investments and Other (b)	5,395	2,384	837	837	(d)	352	(e)
Total	$125,671	$122,660	$7,583	$7,583		$451
(a)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 8 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships.
(c)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(d)	$946 million included in Equity investments and $8 million included in Other assets at June 30, 2012 on our Consolidated Balance Sheet. $837 million included in Equity investments at December 31, 2011 on our Consolidated Balance Sheet.
(e)	Included in Other liabilities on our Consolidated Balance Sheet.

Market Street

Market Street Funding LLC (Market Street), owned by an independent third-party, is a multi-seller asset-backed commercial paper conduit that primarily purchases assets or makes loans secured by interests in pools of receivables from US corporations. Market Street funds the purchases of assets or loans by issuing commercial paper. Market Street is supported by pool-specific credit enhancements, liquidity facilities, and a program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted-average commercial paper cost of funds. During 2011 and the first six months of 2012, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, N.A. provides certain administrative services, the program-level credit enhancement and a liquidity facility to Market Street in exchange for fees negotiated based on market rates. The program-level credit enhancement covers net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. Coverage is the form of a cash collateral account funded by a loan facility. This facility expires in June 2017. At June 30, 2012, $1.1 billion was outstanding on this facility.

Although the commercial paper obligations at June 30, 2012 and December 31, 2011 were supported by Market Street’s assets, PNC Bank, N.A. may be obligated to fund Market Street under the $10.8 billion of liquidity facilities for events such as commercial paper market disruptions, borrower

The PNC Financial Services Group, Inc. – Form 10-Q    91

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

During the first quarter of 2012, the last series issued by the SPE, Series 2007-1, matured. At June 30, 2012, the SPE remained outstanding and we consolidated the entity as we continued to be the primary beneficiary of the SPE through our holding of seller’s interest and our role as the primary servicer.

Tax Credit Investments

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act.

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

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide the limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of losses and benefits for these investments are the tax credits, tax benefits due to passive losses on the investments, and development and operating cash flows. We have consolidated investments in which we are the general partner or managing member and have a limited partnership interest or non-managing member interest that could potentially absorb losses or receive benefits that are significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and the third party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in these investments have any recourse to our general credit. We have not provided financial or other support to the limited partnership or LLC that we are not contractually obligated to provide. The consolidated aggregate assets and liabilities of these investments are provided in the Consolidated VIEs table and reflected in the “Other” business segment.

For tax credit investments in which we do not have the right to make decisions that will most significantly impact the

92    The PNC Financial Services Group, Inc. – Form 10-Q

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

Our first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold a variable interest in an Agency and Non-Agency securitization SPE through our holding of mortgage-backed securities issued by the SPE and/or our repurchase and recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At June 30, 2012, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC being deemed the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our repurchase and recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

Table 62: Loans Outstanding

In millions	June 30 2012	December 31 2011
Commercial lending
Commercial	$78,901	$65,694
Commercial real estate	18,480	16,204
Equipment lease financing	6,764	6,416
Total commercial lending	104,145	88,314
Consumer lending
Home equity	35,838	33,089
Residential real estate	15,823	14,469
Credit card	4,123	3,976
Other consumer	20,496	19,166
Total consumer lending	76,280	70,700
Total loans (a) (b)	$180,425	$159,014
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $3.1 billion and $2.3 billion at June 30, 2012 and December 31, 2011, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in loans outstanding.

At June 30, 2012, we pledged $23.1 billion of commercial loans to the Federal Reserve Bank and $37.9 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2011 were $21.8 billion and $27.7 billion, respectively.

Table 63: Net Unfunded Credit Commitments

In millions	June 30 2012	December 31 2011
Commercial and commercial real estate	$70,808	$64,955
Home equity lines of credit	20,486	18,317
Credit card	17,896	16,216
Other	4,446	3,783
Total (a)	$113,636	$103,271
(a)	Excludes standby letters of credit. See Note 18 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At June 30, 2012, commercial commitments reported above exclude $20.7 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2011 was $20.2 billion.

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

The PNC Financial Services Group, Inc. – Form 10-Q    93

NOTE 5 ASSET QUALITY

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

The following tables display the delinquency status of our loans and our nonperforming assets at June 30, 2012 and December 31, 2011.

Table 64: Age Analysis of Past Due Accruing Loans

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (a)	Nonperforming Loans	Purchased Impaired	Total Loans
June 30, 2012
Commercial	$77,476	$130	$65	$34	$229	$791	$405	$78,901
Commercial real estate	15,967	123	105	16	244	1,142	1,127	18,480
Equipment lease financing	6,737	5	2	1	8	19		6,764
Home equity (b) (c)	32,152	124	68		192	722	2,772	35,838
Residential real estate (d) (e)	8,864	271	143	2,029	2,443	739	3,777	15,823
Credit card	4,024	33	22	38	93	6		4,123
Other consumer (f)	19,754	207	129	365	701	39	2	20,496
Total	$164,974	$893	$534	$2,483	$3,910	$3,458	$8,083	$180,425
Percentage of total loans	91.43%	.49%	.30%	1.38%	2.17%	1.92%	4.48%	100.00%
December 31, 2011
Commercial	$64,437	$122	$47	$49	$218	$899	$140	$65,694
Commercial real estate	14,010	96	35	6	137	1,345	712	16,204
Equipment lease financing	6,367	22	5		27	22		6,416
Home equity (b) (c)	29,288	173	114	221	508	529	2,764	33,089
Residential real estate (d) (e)	7,935	302	176	2,281	2,759	726	3,049	14,469
Credit card	3,857	38	25	48	111	8		3,976
Other consumer (f)	18,355	265	145	368	778	31	2	19,166
Total	$144,249	$1,018	$547	$2,973	$4,538	$3,560	$6,667	$159,014
Percentage of total loans	90.72%	.64%	.34%	1.87%	2.85%	2.24%	4.19%	100.00%
(a)	Past due loan amounts exclude purchased impaired loans as they are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(b)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(c)	In the second quarter of 2012, the Home equity amounts as of June 30, 2012 were reduced by $42 million and $27 million for the accruing loans past due 30 to 59 Days and 60 to 89 Days respectively, to correct for immaterial amounts. Prior period amounts have not been adjusted.
(d)	Past due loan amounts at June 30, 2012, include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $1.9 billion for 90 days or more past due. Past due loan amounts at December 31, 2011, include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $2.1 billion for 90 days or more past due.
(e)	In the second quarter of 2012, the Residential real estate amounts as of June 30, 2012 were reduced by $28 million, $14 million and $28 million for the accruing loans past due 30 to 59 Days, 60 to 89 Days and 90 Days or More respectively, to correct for immaterial amounts. Prior period amounts have not been adjusted.
(f)	Past due loan amounts at June 30, 2012, include government insured or guaranteed other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due. Past due loan amounts at December 31, 2011, include government insured or guaranteed other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due.

94    The PNC Financial Services Group, Inc. – Form 10-Q

Table 65: Nonperforming Assets

Dollars in millions	June 30, 2012	December 31, 2011
Nonperforming loans
Commercial lending
Commercial	$791	$899
Commercial real estate	1,142	1,345
Equipment lease financing	19	22
Total commercial lending	1,952	2,266
Consumer lending (a)
Home equity (b)	722	529
Residential real estate (c)	739	726
Credit card	6	8
Other consumer	39	31
Total consumer lending	1,506	1,294
Total nonperforming loans (d)	3,458	3,560
OREO and foreclosed assets
Other real estate owned (OREO) (e)	670	561
Foreclosed and other assets	48	35
Total OREO and foreclosed assets	718	596
Total nonperforming assets	$4,176	$4,156
Nonperforming loans to total loans	1.92%	2.24%
Nonperforming assets to total loans, OREO and foreclosed assets	2.31	2.60
Nonperforming assets to total assets	1.39	1.53
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(c)	Nonperforming residential real estate excludes loans of $55 million and $61 million accounted for under the fair value option as of June 30, 2012 and December 31, 2011, respectively.
(d)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(e)	OREO excludes $262 million and $280 million at June 30, 2012 and December 31, 2011, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Nonperforming loans also include loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 5 for additional information. For the six months ended June 30, 2012, $1.6 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the six months ended June 30, 2011 was $1.1 billion.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.2 billion at June 30, 2012 and $1.1 billion at December 31, 2011. TDRs returned to performing (accruing) status totaled $878 million and $771 million at June 30, 2012 and December 31, 2011, respectively, and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. At June 30, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

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

The PNC Financial Services Group, Inc. – Form 10-Q    95

COMMERCIAL LENDING ASSET CLASSES

COMMERCIAL LOAN CLASS

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides risk granularity in the monitoring process on an ongoing basis. At least annually, we update PDs based upon market data. Additionally, when statistically significant historical data exists, we update our LGDs. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. Loans with better PD and LGD have a lower likelihood of loss. Conversely, loans with worse PD and LGD have a higher likelihood of loss. The loss amount also considers EAD, which we update when statistically significant historical data exists.

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

See Note 6 Purchased Loans for additional information.

96    The PNC Financial Services Group, Inc. – Form 10-Q

Table 66: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated (b)	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
June 30, 2012
Commercial	$73,232	$2,204	$2,784	$276	$78,496
Commercial real estate	13,551	957	2,512	333	17,353
Equipment lease financing	6,599	34	123	8	6,764
Purchased impaired loans	76	64	843	549	1,532
Total commercial lending (f)	$93,458	$3,259	$6,262	$1,166	$104,145
December 31, 2011
Commercial	$60,649	$1,831	$2,817	$257	$65,554
Commercial real estate	11,478	791	2,823	400	15,492
Equipment lease financing	6,210	48	153	5	6,416
Purchased impaired loans	107	35	542	168	852
Total commercial lending (f)	$78,444	$2,705	$6,335	$830	$88,314
(a)	Based upon PDs and LGDs.
(b)	Pass Rated loans include loans not classified as “Special Mention”, “Substandard”, or “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(f)	Loans are included above based on their contractual terms as “Pass”, “Special Mention”, “Substandard” or “Doubtful”.

CONSUMER LENDING ASSET CLASSES

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

LTV (inclusive of combined loan-to-value (CLTV) ratios for second lien positions): Semi-annually, we update the property values of real estate collateral and calculate an updated LTV ratio. For open-end credit lines secured by real estate in regions experiencing significant declines in property values, more frequent valuations may occur. We examine LTV migration and stratify LTV into categories to monitor the risk in the loan classes.

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

The PNC Financial Services Group, Inc. – Form 10-Q    97

In the table below, we provide information on home equity and residential real estate outstanding balances and recorded investment. See Note 4 Loans and Commitments to Extend Credit for additional information.

Table 67: Home Equity and Residential Real Estate Balances

In millions	June 30 2012	December 31 2011
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$44,712	$41,014
Home equity and residential real estate loans – purchased impaired loans (a)	7,330	6,533
Government insured or guaranteed residential real estate mortgages (a)	2,503	2,884
Purchase accounting, deferred fees and other accounting adjustments	(2,884)	(2,873)
Total home equity and residential real estate loans (b)	$51,661	$47,558
(a)	Represents outstanding balance.
(b)	Represents recorded investment.

Table 68: Consumer Real Estate Secured Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
June 30, 2012 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c) (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$517	$3,149	$817	$4,483
Less than or equal to 660 (e) (f)	82	714	273	1,069
Missing FICO	11	15	41	67
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	838	3,069	940	4,847
Less than or equal to 660 (e) (f)	124	568	232	924
Missing FICO	23	12	18	53
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	752	1,719	695	3,166
Less than or equal to 660	105	258	144	507
Missing FICO	38	21	15	74
Less than 90% and updated FICO scores:
Greater than 660	7,726	10,698	5,111	23,535
Less than or equal to 660	952	1,585	931	3,468
Missing FICO	909	260	438	1,607
Missing LTV and updated FICO scores:
Greater than 660		9		9
Less than or equal to 660		1		1
Missing FICO			902	902
Total home equity and residential real estate loans	$12,077	$22,078	$10,557	$44,712

98    The PNC Financial Services Group, Inc. – Form 10-Q

	Home Equity (g)		Residential Real Estate
December 31, 2011 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c) (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$481	$3,222	$1,845	$5,548
Less than or equal to 660 (e) (f)	78	747	463	1,288
Missing FICO	1	9	289	299
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	706	2,940	1,336	4,982
Less than or equal to 660 (e) (f)	127	582	349	1,058
Missing FICO	1	5	53	59
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	660	1,587	760	3,007
Less than or equal to 660	98	255	200	553
Missing FICO	8	15	12	35
Less than 90% and updated FICO scores:
Greater than 660	6,588	9,747	3,152	19,487
Less than or equal to 660	821	1,405	799	3,025
Missing FICO	679	218	32	929
Missing LTV and updated FICO scores:
Greater than 660		11		11
Less than or equal to 660		2		2
Missing FICO			731	731
Total home equity and residential real estate loans	$10,248	$20,745	$10,021	$41,014
(a)	Excludes purchased impaired loans of approximately $7.3 billion and $6.5 billion in outstanding balances, certain government insured or guaranteed residential real estate mortgages of approximately $2.5 billion and $2.9 billion, and loans held for sale at June 30, 2012 and December 31, 2011, respectively. See the Consumer Real Estate Secured Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent outstanding balance.
(c)	Based upon updated LTV (inclusive of CLTV for second lien positions).
(d)	Updated LTV (inclusive of CLTV for second lien positions) are estimated using modeled property values. These ratios are updated semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(e)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(f)	The following states have the highest percentage of higher risk loans at June 30, 2012: New Jersey 12%, Illinois 10%, Florida 10%, California 10%, Pennsylvania 9%, Ohio 9%, Maryland 6%, and Michigan 5%. The remainder of the states have lower than 4% of the high risk loans individually, and collectively they represent approximately 29% of the higher risk loans. At December 31, 2011, the states with the highest percentage of higher risk loans were as follows: Pennsylvania 13%, New Jersey 13%, Illinois 10%, Ohio 9%, Florida 8%, California 8%, Maryland 5%, and Michigan 5%. The remainder of the states had lower than 3% of the high risk loans individually, and collectively they represented approximately 29% of the higher risk loans.
(g)	In the second quarter of 2012, we made changes to the assumptions used to determine home equity first and second lien positions. This resulted in an increase in Home equity 2nd liens of $2.4 billion and a corresponding decrease in Home equity 1st liens as of December 31, 2011.

The PNC Financial Services Group, Inc. – Form 10-Q    99

Table 69: Consumer Real Estate Secured Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
June 30, 2012 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d) (e)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$16	$681	$369	$1,066
Less than or equal to 660	16	379	335	730
Missing FICO		19	17	36
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	23	427	367	817
Less than or equal to 660	20	217	308	545
Missing FICO		16	13	29
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	14	109	189	312
Less than or equal to 660	12	67	175	254
Missing FICO		5	3	8
Less than 90% and updated FICO scores:
Greater than 660	59	646	1,124	1,829
Less than or equal to 660	104	432	953	1,489
Missing FICO	1	20	44	65
Missing LTV and updated FICO scores:
Greater than 660			1	1
Less than or equal to 660			1	1
Missing FICO		6	142	148
Total home equity and residential real estate loans	$265	$3,024	$4,041	$7,330

100    The PNC Financial Services Group, Inc. – Form 10-Q

	Home Equity (b) (c) (f)		Residential Real Estate (b) (c)
December 31, 2011 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d) (e)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$15	$833	$361	$1,209
Less than or equal to 660	15	513	681	1,209
Missing FICO		23	38	61
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	17	509	229	755
Less than or equal to 660	16	286	375	677
Missing FICO		19	7	26
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	10	127	116	253
Less than or equal to 660	11	79	208	298
Missing FICO		5	4	9
Less than 90% and updated FICO scores:
Greater than 660	46	423	404	873
Less than or equal to 660	72	366	679	1,117
Missing FICO	1	17	22	40
Missing LTV and updated FICO scores:
Greater than 660			1	1
Less than or equal to 660		1	1	2
Missing FICO		1	2	3
Total home equity and residential real estate loans	$203	$3,202	$3,128	$6,533
(a)	Amounts shown represent outstanding balance. See Note 6 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states have the highest percentage of loans at June 30, 2012: California 21%, Florida 21%, Illinois 8%, Ohio 6%, North Carolina 5%, and Michigan 4%. The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 35% of the purchased impaired portfolio. At December 31, 2011, the states with the highest percentage of loans were as follows: California 22%, Florida 13%, Illinois 12%, Ohio 9%, Michigan 5% and New York 4%. The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 35% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of CLTV for second lien positions).
(e)	Updated LTV (inclusive of CLTV for second lien positions) are estimated using modeled property values. These ratios are updated semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party AVMs, HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(f)	In the second quarter of 2012, we made changes to the assumptions used to determine lien position. This resulted in a decrease in Home equity 1st liens of $65 million and a corresponding increase in Home equity 2nd liens as of December 31, 2011.

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

See Note 6 Purchased Loans for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q    101

Table 70: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
June 30, 2012
FICO score greater than 719	$2,107	50%	$6,315	56%
650 to 719	1,145	28	2,527	23
620 to 649	188	5	400	4
Less than 620	255	7	542	5
No FICO score available or required (c)	428	10	1,407	12
Total loans using FICO credit metric	4,123	100%	11,191	100%
Consumer loans using other internal credit metrics (b)			9,305
Total loan balance	$4,123		$20,496
Weighted-average updated FICO score (d)		725		740
December 31, 2011
FICO score greater than 719	$2,016	51%	$5,556	61%
650 to 719	1,100	28	2,125	23
620 to 649	184	5	370	4
Less than 620	284	7	548	6
No FICO score available or required (c)	392	9	574	6
Total loans using FICO credit metric	3,976	100%	9,173	100%
Consumer loans using other internal credit metrics (b)			9,993
Total loan balance	$3,976		$19,166
Weighted-average updated FICO score (d)		723		739
(a)	At June 30, 2012, we had $38 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the June 30, 2012 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Michigan 14%, Pennsylvania 13%, Illinois 7%, Indiana 7%, Florida 6%, New Jersey 5% and Kentucky 4%. All other states, none of which comprise more than 4%, make up the remainder of the balance. At December 31, 2011, we had $49 million of credit card loans that are higher risk. The majority of the December 31, 2011 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 20%, Michigan 14%, Pennsylvania 13%, Illinois 7%, Indiana 7%, Florida 6% and Kentucky 5%. All other states, none of which comprise more than 4%, make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

102    The PNC Financial Services Group, Inc. – Form 10-Q

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

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $572 million and $580 million at June 30, 2012, and December 31, 2011, respectively, for the total TDR portfolio.

Table 71: Summary of Troubled Debt Restructurings

In millions	June 30 2012	Dec. 31 2011
Total consumer lending	$1,836	$1,798
Total commercial lending	483	405
Total TDRs	$2,319	$2,203
Nonperforming	$1,189	$1,141
Accruing (a)	878	771
Credit card (b)	252	291
Total TDRs	$2,319	$2,203
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.
(b)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.

The PNC Financial Services Group, Inc. – Form 10-Q    103

The table below quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during the three months and six months ended June 30, 2012 and 2011. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category would result in reductions to future interest income. The Other TDR category primarily includes postponement/reduction of scheduled amortization, as well as contractual extensions.

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

Table 72: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended June 30, 2012 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	33	$102	$1	$40	$42	$83
Commercial real estate	13	26	8	5	9	22
Equipment lease financing	1	3	1			1
Total commercial lending	47	131	10	45	51	106
Consumer lending
Home equity	1,083	69		60	8	68
Residential real estate	200	41		18	20	38
Credit card	2,268	17		16		16
Other consumer	61	1			1	1
Total consumer lending	3,612	128		94	29	123
Total TDRs	3,659	$259	$10	$139	$80	$229
During the three months ended June 30, 2011 (d) Dollars in millions
Commercial lending
Commercial	169	$38	$8	$9	$14	$31
Commercial real estate	19	75	22	29	9	60
Total commercial lending (e)	188	113	30	38	23	91
Consumer lending
Home equity	669	59		55	4	59
Residential real estate	356	69		50	15	65
Credit card	3,492	26		25		25
Other consumer	117	4		1	3	4
Total consumer lending	4,634	158		131	22	153
Total TDRs	4,822	$271	$30	$169	$45	$244

104    The PNC Financial Services Group, Inc. – Form 10-Q

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the six months ended June 30, 2012 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	137	$128	$3	$44	$53	$100
Commercial real estate	34	100	17	43	29	89
Equipment lease financing	6	18	1		11	12
Total commercial lending	177	246	21	87	93	201
Consumer lending
Home equity	2,186	143		112	30	142
Residential real estate	382	74		29	42	71
Credit card	4,651	35		33		33
Other consumer	413	10		1	9	10
Total consumer lending	7,632	262		175	81	256
Total TDRs	7,809	$508	$21	$262	$174	$457
During the six months ended June 30, 2011 (d) Dollars in millions
Commercial lending
Commercial	319	$57	$10	$11	$25	$46
Commercial real estate	39	144	35	71	22	128
Total commercial lending (e)	358	201	45	82	47	174
Consumer lending
Home equity	1,739	145		139	7	146
Residential real estate	730	161		123	23	146
Credit card	7,459	56		53		53
Other consumer	138	5		1	4	5
Total consumer lending	10,066	367		316	34	350
Total TDRs	10,424	$568	$45	$398	$81	$524
(a)	Impact of partial charge offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
(d)	Includes loans modified during the three months and six months ended June 30, 2011 that were determined to be TDRs under the requirements of ASU 2011-02, which was adopted on July 1, 2011 and prospectively applied to all modifications entered into on and after January 1, 2011.
(e)	During both the three months and six months ended June 30, 2011, there were no loans classified as TDRs in the Equipment lease financing loan class.

TDRs may result in charge-offs and interest income not being recognized. At or around the time of modification, there was $11 million in recorded investment of commercial TDRs, less than $1 million in recorded investment of commercial real estate TDRs, and less than $1 million in recorded investment of equipment lease financing TDRs charged off during the three months ended June 30, 2012. Comparable amounts for the three months ended June 30, 2011 were $21 million, $5 million, and zero respectively. For residential real estate, there was $3 million of recorded investment charged off during the three months ended June 30, 2012, related to modifications in which principal was partially deferred and deemed uncollectible. The comparable amount for the three months ended June 30, 2011 was $4 million. There were no charge offs around the time of modification related to home equity, credit card, and other consumer TDR portfolios for either periods.

At or around the time of modification, there was $12 million in recorded investment of commercial TDRs, $2 million in recorded investment of commercial real estate TDRs, and

$5 million in recorded investment of equipment lease financing TDRs charged off during the six months ended June 30, 2012. Comparable amounts for the six months ended June 30, 2011 were $23 million, $7 million, and zero respectively. For residential real estate, there was $3 million of recorded investment charged off during the six months ended June 30, 2012 related to modifications in which principal was partially deferred and deemed uncollectible. The comparable amount for the six months ended June 30, 2011 was $12 million. There were no charge offs around the time of modification related to home equity, credit card, and other consumer TDR portfolios for either periods.

A financial effect of rate reduction TDRs is that interest income is not recognized. Interest income not recognized that otherwise would have been earned in the three months and six months ended June 30, 2012 and 2011 related to both commercial TDRs and consumer TDRs was not material.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In

The PNC Financial Services Group, Inc. – Form 10-Q    105

the table below, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the reporting periods preceding April 1, 2012, April 1, 2011, January 1, 2012 and January 1, 2011, respectively, in the table below and subsequently defaulted during these reporting periods.

Table 73: TDRs which have Subsequently Defaulted

During the three months ended June 30, 2012 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	27	$5
Commercial real estate	15	35
Equipment lease financing	5	11
Total commercial lending	47	51
Consumer lending
Home equity	161	14
Residential real estate	144	23
Credit card	2,114	15
Other consumer	39	1
Total consumer lending	2,458	53
Total TDRs	2,505	$104
During the three months ended June 30, 2011 (a) Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial real estate	14	$18
Total commercial lending (b)	14	18
Consumer lending
Home equity	313	24
Residential real estate	63	15
Credit card	2,380	17
Other consumer	4	1
Total consumer lending	2,760	57
Total TDRs	2,774	$75

106    The PNC Financial Services Group, Inc. – Form 10-Q

During the six months ended June 30, 2012 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	58	$15
Commercial real estate	23	40
Equipment lease financing	5	11
Total commercial lending	86	66
Consumer lending
Home equity	366	33
Residential real estate	307	46
Credit card	2,815	20
Other consumer	76	3
Total consumer lending	3,564	102
Total TDRs	3,650	$168
During the six months ended June 30, 2011 (a) Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	4	$22
Commercial real estate	19	52
Total commercial lending (b)	23	74
Consumer lending
Home equity	557	45
Residential real estate	115	31
Credit card	3,228	22
Other consumer	4	1
Total consumer lending	3,904	99
Total TDRs	3,927	$173
(a)	Includes loans modified during the three months and six months ended June 30, 2011 that were determined to be TDRs under the requirements of ASU 2011-02, which was adopted on July 1, 2011 and prospectively applied to all modifications entered into on and after January 1, 2011.
(b)	During both the three months and six months ended June 30, 2011, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted. Additionally, during the three months ended June 30, 2011 there were no loans classified as TDRs in the Commercial loan class that have subsequently defaulted.

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

IMPAIRED LOANS

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. Excluded from impaired loans are nonperforming leases, loans held for sale, smaller balance homogeneous type loans and purchased impaired loans. See Note 6 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $19 million and $22 million at June 30, 2012, and December 31, 2011, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the six months ended June 30, 2012 and June 30, 2011. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

The PNC Financial Services Group, Inc. – Form 10-Q    107

Table 74: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (a)
June 30, 2012
Impaired loans with an associated allowance
Commercial	$992	$670	$216	$715
Commercial real estate	1,090	713	248	895
Home equity	830	819	291	791
Residential real estate	902	741	174	733
Credit card	220	220	58	240
Other consumer	56	56	4	54
Total impaired loans with an associated allowance	$4,090	$3,219	$991	$3,428
Impaired loans without an associated allowance
Commercial	$412	$157		$150
Commercial real estate	792	466		390
Total impaired loans without an associated allowance	$1,204	$623		$540
Total impaired loans	$5,294	$3,842	$991	$3,968
December 31, 2011
Impaired loans with an associated allowance
Commercial	$1,125	$785	$241	$979
Commercial real estate	1,452	1,043	318	1,247
Home equity	774	762	292	702
Residential real estate	853	730	193	609
Credit card	258	258	53	281
Other consumer	48	48	3	39
Total impaired loans with an associated allowance	$4,510	$3,626	$1,100	$3,857
Impaired loans without an associated allowance
Commercial	$347	$125		$104
Commercial real estate	592	342		413
Total impaired loans without an associated allowance	$939	$467		$517
Total impaired loans	$5,449	$4,093	$1,100	$4,374
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the six months ended June 30, 2012, and year ended December 31, 2011.
(b)	Associated allowance amounts include $572 million and $580 million for TDRs at June 30, 2012, and December 31, 2011, respectively.

NOTE 6 PURCHASED LOANS

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

108    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table provides purchased impaired loans at June 30, 2012 and at December 31, 2011:

Table 75: Purchased Impaired Loans – Balances

	June 30, 2012 (a)		December 31, 2011 (b)
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial Lending
Commercial	$405	$686	$140	$245
Commercial real estate	1,127	1,467	712	743
Total Commercial Lending	1,532	2,153	852	988
Consumer Lending
Consumer	2,774	3,289	2,766	3,405
Residential real estate	3,777	4,041	3,049	3,128
Total Consumer Lending	6,551	7,330	5,815	6,533
Total	$8,083	$9,483	$6,667	$7,521
(a)	Represents National City and RBC Bank (USA) acquisitions.
(b)	Represents National City acquisition.

As of December 31, 2011, the allowance for loan and lease losses related to purchased impaired loans was $998 million. During the first six months of 2012, $76 million of provision and $39 million of charge-offs were recorded on purchased impaired loans. At June 30, 2012, the allowance for loan and lease losses was $1.0 billion on $7.4 billion of purchased impaired loans while the remaining $0.7 billion of purchased impaired loans required no allowance as the net present value of expected cash flows equaled or exceeded the recorded investment. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which was recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

Activity for the accretable yield for the first six months of 2012 follows:

Table 76: Accretable Yield (a)

In millions	2012
January 1	$2,109
Addition of accretable yield due to RBC Bank (USA) acquisition on March 2, 2012	587
Accretion (including excess cash recoveries)	(427)
Net reclassifications to accretable from non-accretable (b)	146
Disposals	(12)
June 30	$2,403
(a)	The table above has been updated to reflect certain immaterial adjustments.
(b)	Over ninety percent of the net reclassifications were driven by the commercial portfolio. Over two thirds of the commercial portfolio impact related to excess cash recoveries recognized during the period, with the remaining due to improvements of cash expected to be collected on both RBC Bank (USA) and National City loans in future periods. The remaining net reclassifications were due to future cash flow changes in the consumer portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    109

RBC Bank (USA) Acquisition

Loans acquired as part of the RBC Bank (USA) acquisition on March 2, 2012 had an outstanding balance of $16.7 billion. At purchase, acquired loans were recorded at fair value. No separate valuation allowance was carried over and no allowance was created at acquisition. Fair values were determined by discounting both principal and interest cash flows expected to be collected using a market discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. Cash flows expected to be collected as of the acquisition date were estimated using internal models and third party data that incorporate management’s best estimate of key assumptions, such as default rates, loss severity, prepayment speeds, and timing of disposition upon default. In addition, each loan was reviewed to determine if it should be classified as a purchased impaired loan accounted for under

ASC 310-30. Loans with evidence of credit quality deterioration since origination and for which it was probable at purchase that PNC will be unable to collect all contractually required payments were considered purchased impaired. Several factors were considered when evaluating whether a loan was considered a purchased impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated loan-to-values (LTV). In accordance with ASC 310-30, excluded from the purchased impaired loans were leases, revolving credit arrangements and loans held for sale.

As of March 2, 2012, loans were classified as impaired or non-impaired and had a fair value of $2.0 billion and $12.5 billion, respectively, and an outstanding balance of $3.0 billion and $13.7 billion, respectively.

Table 77: RBC Bank (USA) Acquisition – Purchased Loans Balances (a)

	Purchased Impaired Loans		Other Purchased Loans
In millions	Fair Value	Outstanding Balance	Fair Value	Outstanding Balance
Commercial Lending
Commercial	$330	$564	$5,954	$6,298
Commercial real estate	597	1,018	2,101	2,340
Equipment lease financing			86	92
Total Commercial Lending	927	1,582	8,141	8,730
Consumer Lending
Home equity	175	215	2,827	3,346
Residential real estate	896	1,214	1,168	1,202
Credit card and other consumer			376	385
Total Consumer Lending	1,071	1,429	4,371	4,933
Total	$1,998	$3,011	$12,512	$13,663
(a)	The table above has been updated to reflect certain immaterial adjustments and reclassifications between commercial and commercial real estate.

The table below details the contractually required payments, non-accretable difference, accretable yield, and fair value for purchased impaired loans acquired in the RBC Bank (USA) acquisition as of March 2, 2012.

Table 78: Purchased Impaired Loans – RBC Bank (USA) Acquisition (a)

In millions	March 2, 2012
Contractually required payments including interest	$3,769
Less: Nonaccretable difference	1,184
Cash flows expected to be collected	2,585
Less: Accretable yield	587
Fair value of loans acquired	$1,998
(a)	The table above has been updated to reflect certain immaterial adjustments.

110    The PNC Financial Services Group, Inc. – Form 10-Q

RBC Bank (USA) Purchased Non-Impaired Loans

Other purchased loans acquired in the RBC Bank (USA) acquisition were recorded at fair value as provided in the table below. The difference between the acquisition date fair value and the outstanding balance represents the fair value adjustment for a loan and includes both credit and interest rate considerations. Fair values were determined by discounting both principal and interest cash flows expected to be collected using a market discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to net interest income (or expense) over the loan’s remaining life in accordance with ASC 310-20. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method.

Table 79: Purchased Non-Impaired Loans – Fair Value (a)

As of March 2, 2012 In millions	Commercial	Commercial Real Estate	Equipment Lease Finance	Home Equity	Residential Real Estate	Credit Card and Other Consumer	Total
Outstanding Balance	$6,298	$2,340	$92	$3,346	$1,202	$385	$13,663
Less: Fair value adjustment	344	239	6	519	34	9	1,151
Fair value of loans acquired	5,954	2,101	86	2,827	1,168	376	12,512
(a)	The table above has been updated to reflect certain immaterial adjustments.

The table below details contractually required payments, cash flows not expected to be collected and cash flows expected to be collected on other purchased loans acquired in connection with the RBC Bank (USA) transaction.

Table 80: Purchased Non-Impaired Loans – Cash Flows (a)

As of March 2, 2012 In millions	Commercial	Commercial Real Estate	Equipment Lease Finance	Home Equity	Residential Real Estate	Credit Card and Other Consumer	Total
Contractually required repayments including interest (b)	6,857	2,473	101	5,003	1,869	414	16,717
Less: Contractual cash flows not expected to be collected	102	129	6	1,501	538	189	2,465
Cash flows expected to be collected	$6,755	$2,344	$95	$3,502	$1,331	$225	$14,252
(a)	The table above has been updated to reflect certain immaterial adjustments.
(b)	Denotes required payments based on a loan’s contractual schedule assuming no loss or prepayment.

NOTE 7 ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

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

ALLOWANCE FOR LOAN AND LEASE LOSSES COMPONENTS

For all loans, except purchased impaired loans, the ALLL is the sum of three components: (1) asset specific/individual impaired reserves, (2) quantitative (formulaic or pooled) reserves, and (3) qualitative (judgmental) reserves. See Note 6 Purchased Loans for additional ALLL information. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Although quantitative modeling factors as discussed below are updated as the financial strength of the borrower and overall economic conditions change, there were no significant changes to our ALLL methodology during the first six months of 2012.

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

The PNC Financial Services Group, Inc. – Form 10-Q    111

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

ALLOWANCE FOR RBC BANK (USA) PURCHASED NON-IMPAIRED LOANS

ALLL for RBC Bank (USA) purchased non-impaired loans is determined based upon the methodologies described above compared to the remaining acquisition date fair value discount that has yet to be accreted into interest income. After making the comparison, an ALLL is recorded for the amount greater than the discount, or no ALLL is recorded if the discount is greater.

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

112    The PNC Financial Services Group, Inc. – Form 10-Q

Table 81: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
June 30, 2012
Allowance for Loan and Lease Losses
January 1	$1,995	$2,352	$4,347
Charge-offs	(403)	(526)	(929)
Recoveries	214	67	281
Net charge-offs	(189)	(459)	(648)
Provision for credit losses	88	353	441
Net change in allowance for unfunded loan commitments and letters of credit	7	9	16
June 30	$1,901	$2,255	$4,156
TDRs individually evaluated for impairment	$45	$527	$572
Other loans individually evaluated for impairment	419		419
Loans collectively evaluated for impairment	1,210	920	2,130
Purchased impaired loans	227	808	1,035
June 30	$1,901	$2,255	$4,156
Loan Portfolio
TDRs individually evaluated for impairment	$483	$1,836	$2,319
Other loans individually evaluated for impairment	1,523		1,523
Loans collectively evaluated for impairment	100,607	67,893	168,500
Purchased impaired loans	1,532	6,551	8,083
June 30	$104,145	$76,280	$180,425
Portfolio Segment ALLL as a percentage of total ALLL	46%	54%	100%
Ratio of the allowance for loan and lease losses to total loans	1.83%	2.96%	2.30%
June 30, 2011
Allowance for Loan and Lease Losses
January 1	$2,567	$2,320	$4,887
Charge-offs	(671)	(587)	(1,258)
Recoveries	242	69	311
Net charge-offs	(429)	(518)	(947)
Provision for credit losses	242	459	701
Net change in allowance for unfunded loan commitments and letters of credit	11	(25)	(14)
June 30	$2,391	$2,236	$4,627
TDRs individually evaluated for impairment (a)	$27	$550	$577
Other loans individually evaluated for impairment	705		705
Loans collectively evaluated for impairment	1,382	1,014	2,396
Purchased impaired loans	277	672	949
June 30	$2,391	$2,236	$4,627
Loan Portfolio
TDRs individually evaluated for impairment (a)	$305	$1,614	$1,919
Other loans individually evaluated for impairment	2,445		2,445
Loans collectively evaluated for impairment	77,279	61,420	138,699
Purchased impaired loans	1,120	6,136	7,256
June 30	$81,149	$69,170	$150,319
Portfolio segment ALLL as a percentage of total ALLL	52%	48%	100%
Ratio of the allowance for loan and lease losses to total loans	2.95%	3.23%	3.08%
(a)	Includes only TDRs individually evaluated for impairment prior to the adoption of ASU 2011-02.

The PNC Financial Services Group, Inc. – Form 10-Q    113

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date. See Note 1 Accounting Policies for additional information.

Table 82: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2012	2011
January 1	$240	$188
Net change in allowance for unfunded loan commitments and letters of credit	(16)	14
June 30	$224	$202

114    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 8 INVESTMENT SECURITIES

Table 83: Investment Securities Summary

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
June 30, 2012
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$2,642	$256		$2,898
Residential mortgage-backed
Agency	26,894	931	$(11)	27,814
Non-agency	6,573	210	(896)	5,887
Commercial mortgage-backed
Agency	841	35		876
Non-agency	2,677	128	(3)	2,802
Asset-backed	5,539	30	(146)	5,423
State and municipal	1,982	94	(41)	2,035
Other debt	3,082	83	(4)	3,161
Total debt securities	50,230	1,767	(1,101)	50,896
Corporate stocks and other	355			355
Total securities available for sale	$50,585	$1,767	$(1,101)	$51,251
SECURITIES HELD TO MATURITY
Debt securities
US Treasury and government agencies	$226	$50		$276
Residential mortgage-backed (agency)	4,154	170		4,324
Commercial mortgage-backed
Agency	1,296	71		1,367
Non-agency	3,005	98	$(1)	3,102
Asset-backed	975	10	(1)	984
State and municipal	671	46		717
Other debt	359	17		376
Total securities held to maturity	$10,686	$462	$(2)	$11,146
December 31, 2011
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$3,369	$348		$3,717
Residential mortgage-backed
Agency	26,081	772	$(61)	26,792
Non-agency	6,673	152	(1,268)	5,557
Commercial mortgage-backed
Agency	1,101	39		1,140
Non-agency	2,693	80	(17)	2,756
Asset-backed	3,854	31	(216)	3,669
State and municipal	1,779	75	(47)	1,807
Other debt	2,691	83	(12)	2,762
Total debt securities	48,241	1,580	(1,621)	48,200
Corporate stocks and other	368			368
Total securities available for sale	$48,609	$1,580	$(1,621)	$48,568
SECURITIES HELD TO MATURITY
Debt securities
US Treasury and government agencies	$221	$40		$261
Residential mortgage-backed (agency)	4,761	131	$(1)	4,891
Commercial mortgage-backed
Agency	1,332	50		1,382
Non-agency	3,467	108	(2)	3,573
Asset-backed	1,251	14	(3)	1,262
State and municipal	671	31		702
Other debt	363	16		379
Total securities held to maturity	$12,066	$390	$(6)	$12,450

The PNC Financial Services Group, Inc. – Form 10-Q    115

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At June 30, 2012, accumulated other comprehensive income included pretax gains of $83 million from derivatives used to hedge the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

The gross unrealized loss on debt securities held to maturity was $2 million at June 30, 2012 and $6 million at December 31, 2011, with $.1 billion and $.5 billion of positions in a continuous loss position for less than 12 months at June 30, 2012 and December 31, 2011, respectively. The gross unrealized loss and fair value on debt securities held to maturity that were in a continuous loss position for 12 months or more were not significant at both June 30, 2012 and December 31, 2011.

The following table presents gross unrealized loss and fair value of securities available for sale at June 30, 2012 and December 31, 2011. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in accumulated other comprehensive loss.

Table 84: Gross Unrealized Loss and Fair Value of Securities Available for Sale

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2012
Debt securities
Residential mortgage-backed
Agency	$(8)	$934	$(3)	$158	$(11)	$1,092
Non-agency	(32)	276	(864)	4,344	(896)	4,620
Commercial mortgage-backed
Non-agency	(1)	182	(2)	60	(3)	242
Asset-backed	(4)	1,044	(142)	698	(146)	1,742
State and municipal	(6)	423	(35)	362	(41)	785
Other debt	(2)	108	(2)	13	(4)	121
Total	$(53)	$2,967	$(1,048)	$5,635	$(1,101)	$8,602
December 31, 2011
Debt securities
Residential mortgage-backed
Agency	$(24)	$2,165	$(37)	$408	$(61)	$2,573
Non-agency	(26)	273	(1,242)	4,378	(1,268)	4,651
Commercial mortgage-backed
Non-agency	(17)	483			(17)	483
Asset-backed	(13)	1,355	(203)	764	(216)	2,119
State and municipal	(6)	512	(41)	318	(47)	830
Other debt	(5)	240	(7)	289	(12)	529
Total	$(91)	$5,028	$(1,530)	$6,157	$(1,621)	$11,185

EVALUATING INVESTMENT SECURITIES FOR OTHER-THAN-TEMPORARY IMPAIRMENTS

For the securities in the preceding table, as of June 30, 2012 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

116    The PNC Financial Services Group, Inc. – Form 10-Q

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

NON-AGENCY RESIDENTIAL MORTGAGE-BACKED SECURITIES AND ASSET-BACKED SECURITIES COLLATERALIZED BY FIRST-LIEN AND SECOND-LIEN NON-AGENCY RESIDENTIAL MORTGAGE LOANS

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

The following table provides detail on the significant assumptions used to determine credit impairment for non-agency residential mortgage-backed and asset-backed securities collateralized by first-lien and second-lien non-agency residential mortgage loans:

Table 85: Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

June 30, 2012	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-20%	14%
Alt-A	5-12	6
Option ARM	3-6	3
Remaining collateral expected to default
Prime	1-49%	20%
Alt-A	3-62	34
Option ARM	15-74	55
Loss severity
Prime	25-70%	48%
Alt-A	30-83	62
Option ARM	40-75	61
(a)	Collateralized by first-lien and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

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

The PNC Financial Services Group, Inc. – Form 10-Q    117

During the second quarter and first six months of 2012 and 2011, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Table 86: Summary of OTTI Credit Losses Recognized in Earnings

	Three months ended June 30		Six months ended June 30
In millions	2012	2011	2012	2011
Available for sale securities:
Non-agency residential mortgage-backed	$(31)	$(35)	$(63)	$(63)
Asset-backed	(3)	(4)	(8)	(9)
Other debt			(1)	(1)
Total	$(34)	$(39)	$(72)	$(73)

Table 87: Summary of OTTI Noncredit (Losses) Recoveries Included in Accumulated Other Comprehensive Loss

	Three months ended June 30		Six months ended June 30
In millions	2012	2011	2012	2011
Total	$2	$(34)	$24	$(30)

118    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss:

Table 88: Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended June 30, 2012
March 31, 2012	$(859)	$(6)	$(249)	$(14)	$(1,128)
Loss where impairment was not previously recognized	(1)				(1)
Additional loss where credit impairment was previously recognized	(30)		(3)		(33)
June 30, 2012	$(890)	$(6)	$(252)	$(14)	$(1,162)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended June 30, 2011
March 31, 2011	$(737)	$(6)	$(228)	$(13)	$(984)
Loss where impairment was not previously recognized			(3)		(3)
Additional loss where credit impairment was previously recognized	(35)		(1)		(36)
Reduction due to credit impaired securities sold	11				11
June 30, 2011	$(761)	$(6)	$(232)	$(13)	$(1,012)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the six months ended June 30, 2012
December 31, 2011	$(828)	$(6)	$(244)	$(13)	$(1,091)
Loss where impairment was not previously recognized	(2)			(1)	(3)
Additional loss where credit impairment was previously recognized	(61)		(8)		(69)
Reduction due to credit impaired securities sold	1				1
June 30, 2012	$(890)	$(6)	$(252)	$(14)	$(1,162)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the six months ended June 30, 2011
December 31, 2010	$(709)	$(11)	$(223)	$(12)	$(955)
Loss where impairment was not previously recognized	(3)		(3)	(1)	(7)
Additional loss where credit impairment was previously recognized	(60)		(6)		(66)
Reduction due to credit impaired securities sold	11	5			16
June 30, 2011	$(761)	$(6)	$(232)	$(13)	$(1,012)

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 89: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the six months ended June 30
2012	$6,607	$129	$10	$119	$42
2011	15,436	267	148	119	42

The PNC Financial Services Group, Inc. – Form 10-Q    119

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2012.

Table 90: Contractual Maturity of Debt Securities

June 30, 2012 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies	$2	$951	$1,241	$448	$2,642
Residential mortgage-backed
Agency		29	757	26,108	26,894
Non-agency			23	6,550	6,573
Commercial mortgage-backed
Agency	2	684	144	11	841
Non-agency	4	174	49	2,450	2,677
Asset-backed		1,256	1,512	2,771	5,539
State and municipal	24	55	323	1,580	1,982
Other debt	447	1,577	627	431	3,082
Total debt securities available for sale	$479	$4,726	$4,676	$40,349	$50,230
Fair value	$485	$4,856	$4,888	$40,667	$50,896
Weighted-average yield, GAAP basis	2.86%	2.44%	2.75%	3.51%	3.33%
SECURITIES HELD TO MATURITY
US Treasury and government agencies				$226	$226
Residential mortgage-backed (agency)				4,154	4,154
Commercial mortgage-backed
Agency		$205	$1,086	5	1,296
Non-agency	$16	57		2,932	3,005
Asset-backed	6	424	82	463	975
State and municipal	32	25	153	461	671
Other debt		2	357		359
Total debt securities held to maturity	$54	$713	$1,678	$8,241	$10,686
Fair value	$55	$729	$1,770	$8,592	$11,146
Weighted-average yield, GAAP basis	2.43%	3.21%	3.33%	4.22%	4.00%

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of June 30, 2012:

Table 91: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

June 30, 2012
Agency residential mortgage-backed securities	3.4 years
Non-agency residential mortgage-backed securities	4.8 years
Agency commercial mortgage-backed securities	4.9 years
Non-agency commercial mortgage-backed securities	2.6 years
Asset-backed securities	3.5 years

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At June 30, 2012, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 92: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30 2012	December 31 2011
Pledged to others	$22,282	$20,109
Accepted from others:
Permitted by contract or custom to sell or repledge	1,372	1,796
Permitted amount repledged to others	618	892

120    The PNC Financial Services Group, Inc. – Form 10-Q

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

NOTE 9 FAIR VALUE

FAIR VALUE MEASUREMENT

Fair value is defined in GAAP as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below.

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

The PNC Financial Services Group, Inc. – Form 10-Q    121

Financial Instruments Accounted For at Fair Value on a Recurring Basis

SECURITIES AVAILABLE FOR SALE AND TRADING SECURITIES

Securities accounted for at fair value include both the available for sale and trading portfolios. We primarily use prices obtained from pricing services, dealer quotes, or recent trades to determine the fair value of securities. As of June 30, 2012, 83% of the positions in these portfolios were priced by using pricing services provided by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. One of the vendor’s prices are set with reference to market activity for highly liquid assets such as U.S. Treasury and agency securities and agency residential mortgage-backed securities, and matrix pricing for other asset classes, such as commercial mortgage and other asset-backed securities. Another vendor primarily uses discounted cash flow pricing models considering adjustments for spreads and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency collateralized mortgage obligations (CMOs), commercial mortgage-backed securities and municipal bonds. The vendors we use provide pricing services on a global basis and have quality management processes in place to monitor the integrity of the valuation inputs and the prices provided to users, including procedures to consider and incorporate information received from pricing service users who may challenge a price. We monitor and validate the reliability of vendor pricing on an ongoing basis through pricing methodology reviews, by performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and through price validation testing. Price validation testing is performed independent of the risk-taking function and involves corroborating the prices received from third-party vendors with prices from another third-party source, by reviewing valuations of comparable instruments, by comparison to internal valuations, or by reference to recent sales of similar securities. Securities not priced by one of our pricing vendors may be valued using a dealer quote. Dealer quotes received are typically non-binding. Securities priced using a dealer quote are subject to corroboration either with another dealer quote, by comparison to similar securities priced by either a third-party vendor or another dealer, or through internal valuation in order to validate that the quote is representative of the market. Security prices are also validated through actual cash settlement upon sale of a security.

A cross-functional team comprised of representatives from Asset & Liability Management, Finance, and Market Risk Management oversees the governance of the processes and methodologies used to estimate the fair value of securities and the price validation testing that is performed. This management team reviews pricing sources and trends and the results of validation testing on a monthly basis.

Securities are classified within the fair value hierarchy after giving consideration to the activity level in the market for the security type and the observability of the inputs used to determine the fair value. When a quoted price in an active market exists for the identical security, this price is used to determine fair value and the security is classified within Level 1 of the hierarchy. Level 1 securities include certain U.S. Treasury securities and exchange traded equities. When a quoted price in an active market for the identical security is not available, fair value is estimated using either an alternative market approach, such as a recent trade or matrix pricing, or an income approach, such as a discounted cash flow pricing model. If the inputs to the valuation are based primarily on market observable information then the security is classified within Level 2 of the hierarchy. Level 2 securities include agency debt securities, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, asset-backed securities collateralized by non-mortgage-related consumer loans, municipal securities, and other debt securities. Level 2 securities are predominantly priced by third parties, either a pricing vendor or dealer.

In certain cases where there is limited activity or less transparency around the inputs to the valuation, securities are classified within Level 3 of the hierarchy. Securities classified as Level 3 consist primarily of non-agency residential mortgage-backed and asset-backed securities collateralized by first- and second-lien residential mortgage loans. Fair value for these securities is primarily estimated using pricing obtained from third-party vendors. In some cases, fair value is estimated using a dealer quote, by reference to prices of securities of a similar vintage and collateral type or by reference to recent sales of similar securities. Market activity for these security types is limited with little price transparency. As a result, these securities are generally valued by the third-party vendor using a discounted cash flow approach that incorporates observable market activity where available. Significant inputs to the valuation include prepayment projections and credit loss assumptions (default rate and loss severity) and discount rates that are deemed representative of current market conditions. The discount rates used incorporate a spread over the benchmark curve that takes into consideration liquidity risk and potential credit risk not already included in the credit loss assumptions. Significant increases (decreases) in any of those assumptions in isolation would result in a significantly lower (higher) fair value measurement. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Credit loss estimates are driven by the ability of borrowers to pay their loans and housing market prices and are impacted by changes in overall macroeconomic conditions, typically increasing when economic conditions worsen and decreasing when conditions improve. An increase in the estimated prepayment rate typically results in a decrease in estimated credit losses and vice versa. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase and decrease when market

122    The PNC Financial Services Group, Inc. – Form 10-Q

interest rates decline and/or credit and liquidity conditions improve. Price validation procedures are performed and the results are reviewed on a monthly basis for these Level 3 securities by a cross-functional Asset & Liability Management, Finance, and Market Risk Management team. Specific price validation procedures performed for these securities include comparing current prices to historical pricing trends by collateral type and vintage, comparing prices by product type to indicative pricing grids published by market makers, and by obtaining corroborating dealer prices for a sample of securities.

Certain infrequently traded debt securities within the State and municipal and Other debt Securities available-for-sale and Trading securities categories are also classified in Level 3. The significant unobservable inputs used to estimate the fair value of these securities include an estimate of expected credit losses and a discount for liquidity risk. These inputs are incorporated into the fair value measurement by either increasing the spread over the benchmark curve or by applying a credit and liquidity discount to the par value of the security. Significant increases (decreases) in credit and/or liquidity risk could result in a significantly lower (higher) fair value estimate.

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

Significant unobservable inputs for residential mortgage loan commitments include the probability of funding and embedded servicing. The fair value of residential mortgage loan commitments assets as of June 30, 2012 was $87 million. The probability of funding for residential mortgage loan commitments represents the expected proportion of loan commitments in the pipeline that will fund. Additionally, embedded in the market price of the underlying loan is a value for retaining servicing of the loan once it is sold. Significant increases (decreases) in the fair value of a residential mortgage loan commitment asset (liability) result when the probability of funding increases (decreases). Significant increases (decreases) in the fair value of a residential mortgage loan commitment result when the embedded servicing value increases (decreases).

The fair value of commercial mortgage loan commitments assets as of June 30, 2012 was $17 million compared to liabilities of $4 million. Significant unobservable inputs for commercial mortgage loan commitments include spread over the benchmark curve U.S. Treasury interest rate and embedded servicing value. The spread over the benchmark curve reflects management assumptions regarding credit and liquidity risks. Embedded servicing value reflects the estimated value for retaining the right to service the underlying loan once it is sold. Significant increases (decreases) in the fair value of commercial mortgage loan commitments result when the spread over the benchmark curve decreases (increases) or the embedded servicing value increases (decreases).

The fair value of interest rate options assets as of June 30, 2012 was $5 million compared to liabilities of $3 million. The significant unobservable input used in the fair value measurement of the interest rate options is expected interest rate volatility. Significant increases (decreases) in interest rate volatility would result in a significantly higher (lower) fair value measurement.

The fair value of risk participation agreement assets as of June 30, 2012 was $8 million compared to liabilities of $7 million. The significant unobservable inputs used in the fair value measurement of risk participation agreements are probability of default and loss severity. Significant increases (decreases) in probability of default and loss severity would result in a significantly higher (lower) fair value measurement.

The fair value of the other contracts liabilities as of June 30, 2012 was $75 million. The significant unobservable inputs for the other contracts for derivative liabilities include credit and liquidity discount and spread over the benchmark curve that are deemed representative of current market conditions. Significant increases (decreases) in these assumptions would result in significantly lower (higher) fair value measurement.

The fair values of our derivatives are adjusted for nonperformance risk through the calculation of our Credit Valuation Adjustment (CVA). Our CVA is computed using new loan pricing and considers externally available bond spreads, in conjunction with internal historical recovery observations.

The PNC Financial Services Group, Inc. – Form 10-Q    123

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

EQUITY INVESTMENTS

The valuation of direct and indirect private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. The carrying values of direct and affiliated partnership interests reflect the expected exit price and are based on various techniques including multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. A multiple of adjusted earnings calculation is the valuation technique utilized most frequently and the multiple of earnings is the primary and most significant unobservable input used in such calculation. The multiple of earnings is utilized in conjunction with portfolio company financial results and our ownership interest in portfolio company securities to determine PNC’s interest in the enterprise value of the portfolio company. Significant decreases (increases) in the multiple of earnings could result in a significantly lower (higher) fair value measurement. The magnitude of the change in fair value is dependent on the significance of the change in the multiple of earnings and the significance of portfolio company adjusted earnings. Valuation inputs or analysis are supported by portfolio company or market documentation. Due to the size, private and unique nature of each portfolio company, lack of liquidity and the long-term nature of investments, relevant benchmarking is not always feasible. A Valuation Committee reviews the portfolio company valuations on a quarterly basis and oversight is provided by senior management of the business.

124    The PNC Financial Services Group, Inc. – Form 10-Q

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

LOANS

Loans accounted for at fair value include residential mortgage loans held for sale that were subsequently reclassified to portfolio loans. These loans are transferred to portfolio loans if they are deemed unsaleable. These loans are valued similarly to residential mortgage loans held for sale and are classified as Level 2. This category also includes repurchased brokered home equity loans. These loans are repurchased due to a breach of representations or warranties in the loan sales agreements and occur typically after the loan is in default. The fair value price is based on bids and market observations of transactions of similar vintage. Because transaction details regarding the credit and underwriting quality are often unavailable, bid information from brokers and investors is heavily relied upon. Accordingly, these loans are classified as Level 3. A significant input to the valuation includes a credit and liquidity discount that is deemed representative of current market conditions. Significant increases (decreases) in this assumption would result in a significantly lower (higher) fair value measurement.

BLACKROCK SERIES C PREFERRED STOCK

We have elected to account for the shares of BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. We own approximately 1.5 million of these shares after delivery of approximately 1.3 million shares in September 2011 pursuant to our obligation to partially fund a portion of certain BlackRock LTIP programs. The Series C Preferred Stock economically hedges the BlackRock LTIP liability that is accounted for as a derivative. The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Although dividends are equal to common shares and other preferred series, significant transfer restrictions exist on our Series C shares for any purpose other than to satisfy the LTIP obligation. Due to the significance of unobservable inputs, this security is classified as Level 3. Significant increases (decreases) in the liquidity discount would result in a significantly lower (higher) asset value for the BlackRock Series C and vice versa for the BlackRock LTIP liability.

OTHER ASSETS

We have entered into a prepaid forward contract with a financial institution to mitigate the risk of offsetting a portion of the Company’s deferred compensation and supplemental incentive savings plan liabilities that are based on the Company’s stock price and are subject to market risk. The prepaid forward contract is initially valued at the transaction price and is subsequently valued by reference to the market price of the Company’s stock in Other Assets at fair value. In addition, deferred compensation and supplemental incentive savings plan participants may also invest based on fixed income and equity-based funds. The Company utilizes a Rabbi Trust to hedge the returns by purchasing the same funds on which the participant returns are based. The Rabbi Trust balances are recorded in Other Assets at fair value using the quoted market price. These assets are generally classified as Level 2. The asset category also includes FHLB interests and the retained interest only interests related to the Small Business Administration (SBA) securitizations which are classified as Level 3. The fair value of the FHLB interests as of June 30, 2012 was $5 million. The fair value of the SBA securitization interests as of June 30, 2012 was $2 million. The significant unobservable inputs used in the fair value measurement of these types of assets are constant prepayment rates and spread over the benchmark curve. Significant increases (decreases) in prepayment rates and spread over the benchmark curve would result in lower (higher) fair market value of these assets.

The PNC Financial Services Group, Inc. – Form 10-Q    125

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Table 93: Fair Value Measurements – Summary

	June 30, 2012				December 31, 2011
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government agencies	$1,957	$941		$2,898	$1,659	$2,058		$3,717
Residential mortgage-backed
Agency		27,814		27,814		26,792		26,792
Non-agency			$5,887	5,887			$5,557	5,557
Commercial mortgage-backed
Agency		876		876		1,140		1,140
Non-agency		2,802		2,802		2,756		2,756
Asset-backed		4,735	688	5,423		2,882	787	3,669
State and municipal		1,698	337	2,035		1,471	336	1,807
Other debt		3,106	55	3,161		2,713	49	2,762
Total debt securities	1,957	41,972	6,967	50,896	1,659	39,812	6,729	48,200
Corporate stocks and other	339	16		355	368			368
Total securities available for sale	2,296	41,988	6,967	51,251	2,027	39,812	6,729	48,568
Financial derivatives (a) (b)
Interest rate contracts	23	9,328	109	9,460		9,150	60	9,210
Other contracts		188	8	196		246	7	253
Total financial derivatives	23	9,516	117	9,656		9,396	67	9,463
Residential mortgage loans held for sale (c)		1,939		1,939		1,522		1,522
Trading securities (d)
Debt (e) (f)	1,053	974	41	2,068	1,058	1,371	39	2,468
Equity	50	3		53	42	3		45
Total trading securities	1,103	977	41	2,121	1,100	1,374	39	2,513
Residential mortgage servicing rights (g)			581	581			647	647
Commercial mortgage loans held for sale (c)			837	837			843	843
Equity investments
Direct investments			957	957			856	856
Indirect investments (h)			677	677			648	648
Total equity investments			1,634	1,634			1,504	1,504
Customer resale agreements (i)		542		542		732		732
Loans (j)		284	7	291		222	5	227
Other assets
BlackRock Series C Preferred Stock (k)			200	200			210	210
Other		462	7	469		422	7	429
Total other assets		462	207	669		422	217	639
Total assets	$3,422	$55,708	$10,391	$69,521	$3,127	$53,480	$10,051	$66,658
Liabilities
Financial derivatives (b) (l)
Interest rate contracts	$10	$7,091	$7	$7,108		$7,065	$6	$7,071
BlackRock LTIP			200	200			210	210
Other contracts		184	82	266		233	92	325
Total financial derivatives	10	7,275	289	7,574		7,298	308	7,606
Trading securities sold short (m)
Debt (e)	745	42		787	$997	19		1,016
Total trading securities sold short	745	42		787	997	19		1,016
Other liabilities		2		2		3		3
Total liabilities	$755	$7,319	$289	$8,363	$997	$7,320	$308	$8,625

126    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at June 30, 2012 and December 31, 2011 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At June 30, 2012 and December 31, 2011, respectively, the net asset amounts were $2.7 billion and $2.4 billion and the net liability amounts were $.6 billion and $.7 billion.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $115 million at June 30, 2012 compared with net unrealized gains of $102 million at December 31, 2011.
(e)	Approximately 25% of these securities are residential mortgage-backed securities and 50% are US Treasury and government agencies securities at June 30, 2012. Comparable amounts at December 31, 2011 were 57% and 34%, respectively.
(f)	At December 31, 2011, $1.1 billion of residential mortgage-backed agency securities with embedded derivatives were carried in Trading securities. At June 30, 2012, substantially all of these securities have been sold.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments related to indirect equity investments was $176 million and related to direct equity investments was $39 million as of June 30, 2012, respectively.
(i)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(j)	Included in Loans on our Consolidated Balance Sheet.
(k)	PNC has elected the fair value option for these shares.
(l)	Included in Other liabilities on our Consolidated Balance Sheet.
(m)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months and six months ended June 30, 2012 and 2011 follow.

Table 94: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended June 30, 2012

Level 3 Instruments Only In millions	Fair Value March 31, 2012	Total realized / unrealized gains or losses for the period (a)			Purchases	Sales	Issuances	Settlements	Transfers out of Level 3 (b)	Fair Value June 30, 2012	Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2012 (c)

		Included in Earnings		Included in Other comprehensive income
Assets
Securities available for sale
Residential mortgage- backed non-agency	$6,121	$20		$(34)	$47			$(267)		$5,887	$(31)
Commercial mortgage- backed non-agency		1						(1)
Asset-backed	752	(1)		17		$(47)		(33)		688	(3)
State and municipal	336	1								337
Other debt	55				3	(3)				55
Total securities available for sale	7,264	21		(17)	50	(50)		(301)		6,967	(34)
Financial derivatives	84	115			1			(82)	$(1)	117	123
Trading securities – Debt	39	2								41	1
Residential mortgage servicing rights	724	(126)					$24	(41)		581	(124)
Commercial mortgage loans held for sale	840	4						(7)		837	(2)
Equity investments
Direct investments	865	20			116	(44)				957	20
Indirect investments	657	37			19	(36)				677	35
Total equity investments	1,522	57			135	(80)				1,634	55
Loans	6				1					7
Other assets
BlackRock Series C Preferred Stock	241	(41)								200	(41)
Other	7									7
Total other assets	248	(41)								207	(41)
Total assets	$10,727	$32	(e)	$(17)	$187	$(130)	$24	$(431)	$(1)	$10,391	$(22	)(f)
Total liabilities (d)	$334	$(56	)(e)			$1		$10		$289	$(40	)(f)

The PNC Financial Services Group, Inc. – Form 10-Q    127

Three Months Ended June 30, 2011

Level 3 Instruments Only In millions		Total realized / unrealized gains or losses for the period (a)			Purchases	Sales	Issuances	Settlements	Fair Value June 30, 2011	Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2011 (c)

	Fair Value March 31, 2011	Included in Earnings		Included in Other comprehensive income
Assets
Securities available for sale
Residential mortgage-backed non-agency	$7,171	$(58)		$(73)	$3	$(280)		$(309)	$6,454	$(35)
Asset-backed	1,024			(11)				(62)	951	(4)
State and municipal	341			1	5			(6)	341
Other debt	73	(1)		2	2	(2)		1	75
Corporate stocks and other	1							(1)
Total securities available for sale	8,610	(59)		(81)	10	(282)		(377)	7,821	(39)
Financial derivatives	50	63			3			(56)	60	63
Trading securities – Debt	60	1						(5)	56
Residential mortgage servicing rights	1,109	(107)					$31	(37)	996	(105)
Commercial mortgage loans held for sale	858	6				(6)		(2)	856	5
Equity investments
Direct investments	794	21			55	(21)			849	20
Indirect investments	663	27			14	(40)			664	29
Total equity investments	1,457	48			69	(61)			1,513	49
Loans	2				2				4
Other assets
BlackRock Series C Preferred Stock	447	(21)							426	(21)
Other	8								8
Total other assets	455	(21)							434	(21)
Total assets	$12,601	$(69	) (e)	$(81)	$84	$(349)	$31	$(477)	$11,740	$(48	) (f)
Total liabilities (d)	$476	$(14	) (e)			$5		$(23)	$444	$(18	) (f)

128    The PNC Financial Services Group, Inc. – Form 10-Q

Six Months Ended June 30, 2012

Level 3 Instruments Only In millions	Fair Value Dec. 31, 2011	Total realized / unrealized gains or losses for the period (a)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2012	Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2012 (c)

		Included in Earnings	Included in Other compre- hensive income
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,557	$11	$486	$47	$(163)		$(509)	$458		$5,887	$(63)
Commercial mortgage-backed non-agency		2					(2)
Asset-backed	787	(7)	59		(87)		(64)			688	(8)
State and municipal	336		3				(2)			337
Other debt	49	(1)	1	9	(3)					55	(1)
Total securities available for sale	6,729	5	549	56	(253)		(577)	458		6,967	(72)
Financial derivatives	67	195		4			(150)	3	$(2)	117	176
Trading securities – Debt	39	3					(1)			41	2
Residential mortgage servicing rights	647	(106)		64		$53	(77)			581	(104)
Commercial mortgage loans held for sale	843	(2)			(4)					837	(4)
Equity investments
Direct investments	856	42		159	(100)					957	41
Indirect investments	648	68		30	(69)					677	65
Total equity investments	1,504	110		189	(169)					1,634	106
Loans	5			2						7
Other assets
BlackRock Series C Preferred Stock	210	(10)								200	(10)
Other	7									7
Total other assets	217	(10)								207	(10)
Total assets	$10,051	$195 (e)	$549	$315	$(426)	$53	$(805)	$461	$(2)	$10,391	$94	(f)
Total liabilities (d)	$308	$21 (e)			$1		$(40)	$1	$(2)	$289	$(8	)(f)

The PNC Financial Services Group, Inc. – Form 10-Q    129

Six Months Ended June 30, 2011

Level 3 Instruments Only In millions		Total realized / unrealized gains or losses for the period (a)		Purchases	Sales	Issuances	Settlements	Fair Value June 30, 2011	Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2011 (c)

	Fair Value Dec. 31, 2010	Included in Earnings	Included in Other comprehensive income
Assets
Securities available for sale
Residential mortgage-backed non-agency	$7,233	$(64)	$182	$45	$(280)		$(662)	$6,454	$(63)
Asset-backed	1,045	(3)	43				(134)	951	(9)
State and municipal	228		3	121			(11)	341
Other debt	73	(2)	4	2	(3)		1	75	(1)
Corporate stocks and other	4						(4)
Total securities available for sale	8,583	(69)	232	168	(283)		(810)	7,821	(73)
Financial derivatives	77	106		3			(126)	60	90
Trading securities – Debt	69	(3)					(10)	56	(5)
Residential mortgage servicing rights	1,033	(71)		48		$70	(84)	996	(70)
Commercial mortgage loans held for sale	877	(1)			(13)		(7)	856	(1)
Equity investments
Direct investments	749	34		102	(36)			849	31
Indirect investments	635	71		24	(66)			664	71
Total equity investments	1,384	105		126	(102)			1,513	102
Loans	2			2				4
Other assets
BlackRock Series C Preferred Stock	396	30						426	30
Other	7			1				8
Total other assets	403	30		1				434	30
Total assets	$12,428	$97 (e)	$232	$348	$(398)	$70	$(1,037)	$11,740	$73 (f)
Total liabilities (d)	$460	$50 (e)			$8		$(74)	$444	$34 (f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Financial derivatives.
(e)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $88 million for the second quarter of 2012, while for the first six months of 2012 there were $174 million of net gains (realized and unrealized) included in earnings. The comparative amounts included net losses (realized and unrealized) of $55 million for second quarter 2011 and net gains (realized and unrealized) of $47 million for the first six months of 2011. These amounts were included in Noninterest income on the Consolidated Income Statement. These amounts also included amortization and accretion of $54 million for the second quarter of 2012 and $86 million for the first six months of 2012. The comparative amounts were $31 million for the second quarter of 2011 and $55 million for the first six months of 2011. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement.
(f)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $18 million for the second quarter of 2012, while for the first six months of 2012 there were $102 million of net unrealized gains. The comparative amounts included net unrealized losses of $30 million for the second quarter of 2011 and net unrealized gains of $39 million for the first six months of 2011. These amounts were included in Noninterest income on the Consolidated Income Statement.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. During the first six months of 2012 there were transfers of assets and liabilities from Level 2 to Level 3 of $460 million consisting primarily of mortgage-backed securities as a result of a ratings downgrade which reduced the observability of valuation inputs. During the first six months of 2012 and 2011 there were no other material transfers of assets or liabilities between the hierarchy levels.

130    The PNC Financial Services Group, Inc. – Form 10-Q

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 95: Fair Value Measurement – Recurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value June 30 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Securities available for sale
Residential mortgage- backed non-agency	$5,887	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss Severity Spread over the benchmark curve (b)	1.0% - 40.0% (5.0%) 0.0% - 20.0% (7.0%) 10.0% - 92.0% (50.0%) 568bps weighted average	(a) (a) (a) (a)
Asset-backed	688	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss Severity Spread over the benchmark curve (b)	1.0% - 8.0% (3.0%) 1.0% - 25.0% (9.0%) 10.0% - 100.0% (71.0%) 709bps weighted average	(a) (a) (a) (a)
State and municipal	154	Discounted cash flow	Spread over the benchmark curve (b)	125bps - 310bps (183bps)
	183	Consensus pricing (c)	Credit and Liquidity discount	0.0% - 40.0% (9.0%)

	337
Other debt	55	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 95.0% (86.0%)

Total debt securities	6,967
Financial derivatives assets
Interest rate contracts
Residential mortgage loan commitments	87	Discounted cash flow	Probability of funding Embedded servicing value	5.0% - 99.0% (69.4%) 0.5% - 1.2% (0.8%)
Commercial mortgage loan commitments	17	Discounted cash flow	Spread over the benchmark curve (b) Embedded servicing value	55bps - 290bps (94bps) 1.3% - 2.6% (1.8%)
Interest rate options	5	Option model	Interest rate volatility	27.0% - 36.0% (35.0%)

	109
Other contracts
Risk participation agreements	8	Discounted cash flow	Probability of default Loss Severity	4.0% - 100.0% (29.0%) 28.0% - 41.0% (32.0%)

	8

	117
Trading securities - Debt	41	Consensus pricing (c)	Credit and Liquidity discount	8.0% - 40.0% (24.0%)
Residential mortgage servicing rights	581	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	3.9% - 55.9% (21.4%) 939bps - 1,941bps (1,146 bps)
Commercial mortgage loans held for sale	837	Discounted cash flow	Spread over the benchmark curve (b)	480bps - 3,060bps (914bps)
Equity investments - Direct investments	957	Multiple of adjusted earnings	Multiple of earnings	4.5 - 11.0 (7.2)
Equity investments - Indirect (d)	677	Net asset value	Net asset value
Loans	7	Consensus pricing (c)	Credit and Liquidity discount	40.0% - 97.0% (68.0%)
Other assets
BlackRock Series C Preferred Stock	200	Consensus pricing (c)	Liquidity discount	22.5%
Other
FHLB interests	5	Discounted cash flow	Constant prepayment rate (CPR)	7.8%
SBA securitization interests	2	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	13.3% 650bps

	7

	207

Total Assets	$10,391

The PNC Financial Services Group, Inc. – Form 10-Q    131

Level 3 Instruments Only Dollars in millions	Fair Value June 30 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Liabilities
Financial derivative liabilities
Interest rate contracts
Commercial mortgage loan commitments	$4	Discounted cash flow	Spread over the benchmark curve (b) Embedded servicing value	65bps - 290bps (114bps) 1.3% - 2.6% (1.9%)
Interest rate options	3	Option model	Interest rate volatility	27.0% - 37.0% (36.0%)

	7
BlackRock LTIP	200	Consensus pricing (c)	Liquidity discount	22.5%
Other contracts
Other liability contracts	75	Discounted cash flow	Credit and Liquidity discount Spread over the benchmark curve (b)	39.0% - 99.0% (48.0%) 157bps
Risk participation agreements	7	Discounted cash flow	Probability of default Loss Severity	1.0% - 100.0% (32.0%) 5.0% - 41.0% (30.0%)

	82

Total Liabilities	$289
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of June 30, 2012 totaling $5,136 million and $662 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model, that incorporates consensus pricing, where available. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of this Note 9. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair value as of June 30, 2012 of $751 million and $26 million, respectively, were valued using a pricing source, such as, a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed due to the diverse nature of the underlying investments.

OTHER FINANCIAL ASSETS ACCOUNTED FOR AT FAIR VALUE ON A NONRECURRING BASIS

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment.

Nonaccrual Loans

The amounts below for nonaccrual loans represent the fair value of loans which is primarily based on the appraised value of the collateral or the net book value of the collateral from the borrower’s most recent financial statements if no appraisal is available. The appraisal value is used to determine the weighted average loss severity of the nonaccrual loans. As part of the appraisal process, persons ordering or reviewing appraisals are independent of the asset manager. Appraisals must be provided by licensed or certified appraisers and conform to the Uniform Standards of Professional Appraisal Practice. For loans secured by commercial properties where the underlying collateral is in excess of $250,000, appraisals are obtained at least annually. In certain instances (e.g., physical changes in the property), a more recent appraisal is obtained. Additionally, borrower ordered appraisals are not permitted, and PNC ordered appraisals are regularly reviewed. For loans secured by commercial properties where the underlying collateral is $250,000 and less, there is no requirement to obtain an appraisal. In instances where an appraisal is not obtained, the collateral value is determined consistent with external third-party appraisal standards, by an internal person independent of the asset manager. We have a real estate valuation services group whose sole function is to manage the real estate appraisal solicitation and evaluation process for commercial loans. All third-party appraisals are reviewed by this group, including consideration of comments/questions on the appraisal by the reviewer, customer relationship manager, credit officer, and underwriter. Upon resolving these comments/questions through discussions with the third-party appraiser, adjustments to the initial appraisal may occur and be incorporated into the final issued appraisal report.

If an appraisal is outdated due to changed project or market conditions, or if the net book value is utilized, management uses an LGD percentage which represents the exposure PNC expects to lose in the event a borrower defaults on an obligation. Accordingly, LGD which represents the loss severity is a function of collateral recovery rates and loan-to-value. Those rates are established based upon actual PNC loss experience and external market data. In instances where we have agreed to sell the property to a third party, the fair value is based on the contractual sales price adjusted for costs to sell. In these instances, the most significant unobservable input is the appraised value or the sales price. The estimated costs to sell are incremental direct costs to transact a sale such as broker commissions, legal, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The costs to sell are based on costs associated with our actual sales of commercial and residential OREO and foreclosed assets which are assessed annually.

132    The PNC Financial Services Group, Inc. – Form 10-Q

Loans Held for Sale

The amounts below for loans held for sale include the carrying value of commercial mortgage loans which are intended to be sold with servicing retained. The fair value of the commercial mortgage loans is determined using discounted cash flows. Significant observable market data includes the applicable benchmark U.S. Treasury interest rates. These instruments are classified within Level 3. Significant unobservable inputs include a spread over the benchmark curve and the embedded servicing value. Significant increases (decreases) to the spread over the benchmark curve would result in a significantly lower (higher) carrying value of the assets. Significant increases (decreases) in the embedded servicing value would result in significantly higher (lower) carrying value. Loans held for sale also includes syndicated commercial loan inventory. The fair value of the syndicated commercial loan inventory is primarily determined based on prices provided by a third-party vendor. The third-party vendor prices are based upon dealer quotes. These instruments are classified within Level 2.

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

Commercial Mortgage Servicing Rights

Commercial MSRs are periodically evaluated for impairment and the amounts below reflect an impairment of three strata at June 30, 2012 and December 31, 2011, respectively. For purposes of impairment, the commercial MSRs are stratified based on asset type, which characterizes the predominant risk of the underlying financial asset. The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating unobservable inputs for assumptions as to constant prepayment rates, discount rates and other factors. Significant increases (decreases) in constant prepayment rates and discount rates would result in significantly lower (higher) commercial MSR value determined based on current market conditions and expectations.

OREO and Foreclosed Assets

The amounts below for OREO and foreclosed assets represent the carrying value of OREO and foreclosed assets for which valuation adjustments were recorded subsequent to the transfer to OREO and foreclosed assets. Valuation adjustments are based on the fair value less cost to sell of the property. Fair value is based on appraised value or sales price. As part of the appraisal process, persons ordering or reviewing appraisals are independent of the asset manager. The ongoing performance of appraisers is regularly reviewed. Additionally, appraisals must be provided by licensed or certified appraisers and conform to the Uniform Standards of Professional Appraisal Practice. For commercial properties in excess of $250,000 appraisals are obtained at least annually. In certain instances (e.g., physical changes in the property), a more recent appraisal is obtained. For commercial properties of $250,000 and less, there is no requirement to obtain an appraisal. In instances where an appraisal is not obtained, the collateral value is determined consistent with external third party appraisal standards, by an internal person independent of the asset manager. In instances where we have agreed to sell the property to a third party, the fair value is based on the contractual sale price adjusted for costs to sell. The significant unobservable inputs for OREO and foreclosed assets are the appraised value or the sales price. The estimated costs to sell are incremental direct costs to transact a sale such as broker commissions, legal, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The costs to sell are based on costs associated with our actual sales of commercial and residential OREO and foreclosed assets which are assessed annually. We have a real estate valuation services group whose sole function is to manage the real estate appraisal solicitation and evaluation process for commercial real estate. All third-party appraisals are reviewed by this group, including consideration of comments/questions on the appraisal by the reviewer, asset manager, and credit officer. Upon resolving these comments/questions through discussions with the third-party appraiser, adjustments to the initial appraisal may occur and be incorporated into the final issued appraisal report.

Long-Lived Assets Held for Sale

The amounts below for Long-lived assets held for sale represent the carrying value of the asset for which valuation adjustments were recorded during the current year and subsequent to the transfer to Long-lived assets held for sale. Valuation adjustments are based on the fair value of the property less an estimated cost to sell. Fair value is determined either by a recent appraisal, recent sales offer or changes in market or property conditions. Appraisals are provided by licensed or certified appraisers. Where we have agreed to sell the property to a third party, the fair value is based on the contractual sale price. The significant unobservable inputs for Long-lived assets held for sale are the appraised value, the sales price or the changes in market or property conditions. Changes in market or property conditions are subjectively determined by management through observation of the physical condition of the property along with the condition of properties in the surrounding market place. The availability and recent sales of similar properties is also considered. The range of fair values can vary significantly as this category often includes smaller properties such as offsite ATM locations and smaller rural branches up to large commercial buildings, operation centers or urban branches.

The PNC Financial Services Group, Inc. – Form 10-Q    133

Table 96: Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2012	December 31 2011	June 30 2012	June 30 2011	June 30 2012	June 30 2011
Assets
Nonaccrual loans	$298	$253	$(42)	$(42)	$(96)	$(81)
Loans held for sale	81	130	(1)	(18)	(1)	(18)
Equity investments		1
Commercial mortgage servicing rights	389	457	(14)	(40)	(33)	(75)
OREO and foreclosed assets	287	223	(32)	(22)	(59)	(42)
Long-lived assets held for sale	14	17	(6)	(1)	(13)	(2)
Total assets	$1,069	$1,081	$(95)	$(123)	$(202)	$(218)
(a)	All Level 3, except for $32 million included in Loans held for sale which is categorized as Level 2 as of June 30, 2012.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 97: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value June 30, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Assets
Nonaccrual loans	$298	Fair value of collateral	Loss severity	0.4% - 95.3% (37.9%)
Loans held for sale	49	Discounted cash flow	Spread over the benchmark curve (b) Embedded servicing value	55bps - 62bps (56bps) 1.3% - 2.6% (1.4%)
Commercial mortgage servicing rights	389	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	5.0% - 21.0% (6.7%) 6.0% - 8.0% (7.9%)
OREO and foreclosed assets	287	Fair value of property	Appraised value Sales price	$0.0 - $12.0 ($0.5) $0.0 - $5.0 ($0.3)
Long-lived assets held for sale	14	Fair value of property	Appraised value Sales price Adjustments for market/property conditions	$0.0 - $2.1 ($0.5) $0.0 - $1.6 ($0.2) $0.0 - $0.2 ($0.1)

Total Assets	$1,037
(a)	Where dollar amounts are disclosed, the amounts represent the lowest and highest fair value of the respective assets in the population except for adjustments for market/property conditions which represents the range of adjustments to individual properties.
(b)	The assumed yield spread over benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.

FINANCIAL ASSETS ACCOUNTED FOR UNDER FAIR VALUE OPTION

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of commercial mortgage loans held for sale, residential mortgage loans held for sale, certain portfolio loans, customer resale agreements, and BlackRock Series C Preferred Stock.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both the first six months of 2012 and 2011 were not material.

Residential Mortgage Loans Held for Sale and in Portfolio

Interest income on these loans is recorded as earned and

reported on the Consolidated Income Statement in Other interest income. Throughout 2011 and the first six months of 2012, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for the first six months of 2012 and 2011 were not material.

Customer Resale Agreements

Interest income on structured resale agreements is reported on the Consolidated Income Statement in Other interest income. Changes in fair value due to instrument-specific credit risk for both the first six months of 2012 and 2011 were not material.

Residential Mortgage-Backed Agency Securities with Embedded Derivatives

Interest income on securities is reported on the Consolidated Income Statement in Interest income.

134    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value included in Noninterest income for items for which we elected the fair value option follow.

Table 98: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2012	June 30 2011	June 30 2012	June 30 2011
Assets
Customer resale agreements	$(2)	$1	$(6)	$(7)
Residential mortgage-backed agency securities with embedded derivatives (b)	(1)	(3)	13	(3)
Commercial mortgage loans held for sale	4	6	(2)	(1)
Residential mortgage loans held for sale	(287)	60	(200)	108
Residential mortgage loans – portfolio	(9)	(8)	(26)	2
BlackRock Series C Preferred Stock	(41)	(21)	(10)	30
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	These residential mortgage-backed agency securities with embedded derivatives were carried as Trading securities.

The PNC Financial Services Group, Inc. – Form 10-Q    135

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 99: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2012
Customer resale agreements	$542	$509	$33
Residential mortgage loans held for sale
Performing loans	1,901	1,819	82
Loans 90 days or more past due	29	43	(14)
Nonaccrual loans	9	21	(12)
Total	1,939	1,883	56
Commercial mortgage loans held for sale (a)
Performing loans	827	962	(135)
Nonaccrual loans	10	18	(8)
Total	837	980	(143)
Residential mortgage loans—portfolio
Performing loans	76	104	(28)
Loans 90 days or more past due (b)	159	177	(18)
Nonaccrual loans	56	178	(122)
Total	$291	$459	$(168)
December 31, 2011
Customer resale agreements	$732	$686	$46
Residential mortgage-backed agency securities with embedded derivatives (c)	1,058	864	194
Residential mortgage loans held for sale
Performing loans	1,501	1,439	62
Loans 90 days or more past due	19	25	(6)
Nonaccrual loans	2	4	(2)
Total	1,522	1,468	54
Commercial mortgage loans held for sale (a)
Performing loans	829	962	(133)
Nonaccrual loans	14	27	(13)
Total	843	989	(146)
Residential mortgage loans—portfolio
Performing loans	74	97	(23)
Loans 90 days or more past due (b)	90	95	(5)
Nonaccrual loans	63	176	(113)
Total	$227	$368	$(141)
(a)	There were no loans 90 days or more past due within this category at June 30, 2012 or December 31, 2011.
(b)	The majority of these loans are government insured loans, which positively impacts the fair value.
(c)	These residential mortgage-backed agency securities with embedded derivatives were carried as Trading securities.

136    The PNC Financial Services Group, Inc. – Form 10-Q

Table 100: Additional Fair Value Information Related to Financial Instruments

	June 30, 2012					December 31, 2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
In millions		Total	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$4,136	$4,136	$4,136			$4,105	$4,105
Short-term assets	6,765	6,765		$6,765		4,462	4,462
Trading securities	2,121	2,121	1,103	977	$41	2,513	2,513
Investment securities	61,937	62,397	2,572	52,727	7,098	60,634	61,018
Loans held for sale	3,333	3,335		1,939	1,396	2,936	2,939
Net loans (excludes leases)	169,508	172,036		284	171,752	148,254	151,167
Other assets	4,314	4,314		2,473	1,841	4,019	4,019
Mortgage servicing rights	979	981			981	1,115	1,118
Financial derivatives
Designated as hedging instruments under GAAP	1,987	1,987		1,987		1,888	1,888
Not designated as hedging instruments under GAAP	7,669	7,669	23	7,529	117	7,575	7,575
Total Assets	$262,749	$265,741	$7,834	$74,681	$183,226	$237,501	$240,804
Liabilities
Demand, savings and money market deposits	$176,108	$176,108		$176,108		$156,335	$156,335
Time deposits	30,815	31,113		31,113		31,632	31,882
Borrowed funds	43,939	45,044	$745	43,373	$926	36,966	39,064
Financial derivatives
Designated as hedging instruments under GAAP	145	145		145		116	116
Not designated as hedging instruments under GAAP	7,429	7,429	10	7,130	289	7,490	7,490
Unfunded loan commitments and letters of credit	206	206			206	223	223
Total Liabilities	$258,642	$260,045	$755	$257,869	$1,421	$232,762	$235,110

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

For purposes of this disclosure only, cash and due from banks includes the following:

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

Securities

Securities include both the investment securities (comprised of available for sale and held to maturity securities) and trading securities portfolios. We primarily use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. As of June 30, 2012, 85% of the positions in these portfolios were priced by pricing services

The PNC Financial Services Group, Inc. – Form 10-Q    137

provided by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. One of the vendor’s prices are set with reference to market activity for highly liquid assets, such as U.S. Treasury and agency securities and agency mortgage-backed securities, and matrix pricing for other asset classes, such as commercial mortgage and other asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs, commercial mortgage-backed securities, and municipal bonds. Management uses various methods and techniques to validate prices obtained from pricing services and dealers, including reference to another third-party source, by reviewing valuations of comparable instruments, or by comparison to internal valuations.

Net Loans And Loans Held For Sale

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. For purchased impaired loans, fair value is assumed to equal PNC’s carrying value, which represents the present value of expected future principal and interest cash flows, as adjusted for any ALLL recorded for these loans. See Note 6 Purchased Loans for additional information. For revolving home equity loans and commercial credit lines, this fair value does not include any amount for new loans or the related fees that will be generated from the existing customer relationships. Nonaccrual loans are valued at their estimated recovery value. Also refer to the Fair Value Measurement and Fair Value Option sections of this Note 9 regarding the fair value of commercial and residential mortgage loans held for sale. Loans are presented net of the ALLL and do not include future accretable discounts related to purchased impaired loans.

Other Assets

Other assets as shown in the preceding table includes the following:

•	FHLB and FRB stock,
•	equity investments carried at cost and fair value, and
•	BlackRock Series C Preferred Stock.

Investments accounted for under the equity method, including our investment in BlackRock, are not included in the preceding table.

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of equity investments.

The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $2.0 billion at June 30, 2012 and $1.9 billion as of December 31, 2011, both of which approximate fair value at each date.

Mortgage Servicing Assets

Fair value is based on the present value of the estimated future cash flows, incorporating assumptions as to prepayment rates, discount rates, default rates, escrow balances, interest rates, cost to service and other factors.

The key valuation assumptions for commercial and residential mortgage loan servicing assets at June 30, 2012 and December 31, 2011 are included in Note 10 Goodwill and Other Intangible Assets.

Customer Resale Agreements

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of customer resale agreements.

Deposits

The carrying amounts of noninterest-bearing and interest-bearing demand, interest-bearing money market and savings deposits approximate fair values. For time deposits, which include foreign deposits, fair values are estimated based on the discounted value of expected net cash flows assuming current interest rates. All deposits are classified as Level 2.

Borrowed Funds

The carrying amounts of Federal funds purchased, commercial paper, repurchase agreements, trading securities sold short, cash collateral, other short-term borrowings, acceptances outstanding and accrued interest payable are considered to be their fair value because of their short-term nature. For all other borrowed funds, fair values are estimated using either prices obtained from third-party vendors or an internally developed discounted cash flow approach taking into consideration our current incremental borrowing rates for similar instruments.

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

Financial Derivatives

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of financial derivatives.

138    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during the first six months of 2012 follow:

Table 101: Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	Other	Total
December 31, 2011	$5,394	$2,763	$69	$43	$16	$8,285
RBC Bank (USA) Acquisition	426	470		2	46	944
Other	(29)	(21)	(5)		(16)	(71)
June 30, 2012	$5,791	$3,212	$64	$45	$46	$9,158
(a)	The Non-Strategic Assets Portfolio business segment does not have any goodwill allocated to it.

Changes in goodwill and other intangible assets during the first six months of 2012 follow:

Table 102: Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
December 31, 2011	$8,285	$742	$1,117
Additions/adjustments:
RBC Bank (USA) Acquisition	944	164	16
Other (a)	(71)
Mortgage and other loan servicing rights			(57)
Net impairment charge			(33)
Amortization		(82)	(63)
June 30, 2012	$9,158	$824	$980
(a)	Primarily related to correction of amount for an acquisition affecting prior periods.

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Table 103: Other Intangible Assets

In millions	June 30 2012	December 31 2011
Customer-related and other intangibles
Gross carrying amount	$1,689	$1,525
Accumulated amortization	(865)	(783)
Net carrying amount	$824	$742
Mortgage and other loan servicing rights
Gross carrying amount	$1,955	$2,009
Valuation allowance	(206)	(197)
Accumulated amortization	(769)	(695)
Net carrying amount	$980	$1,117
Total	$1,804	$1,859

Our other intangible assets have finite lives and are amortized primarily on a straight-line basis. Core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from 1 year to 12 years, with a weighted-average remaining useful life of 9 years.

The PNC Financial Services Group, Inc. – Form 10-Q    139

Amortization expense on existing intangible assets follows:

Table 104: Amortization Expense on Existing Intangible Assets

In millions
Six months ended June 30, 2012	$145
Six months ended June 30, 2011	161
Remainder of 2012	136
2013	237
2014	209
2015	188
2016	162
2017	132

Changes in commercial mortgage servicing rights follow:

Table 105: Commercial Mortgage Servicing Rights

In millions	2012	2011
Commercial Mortgage Servicing Rights – Net Carrying Amount
January 1	$468	$665
Additions (a)	25	80
Net impairment charge	(33)	(75)
Amortization expense	(62)	(78)
June 30	$398	$592
Commercial Mortgage Servicing Rights – Valuation Allowance
January 1	$(197)	$(40)
Provision	(44)	(79)
Recoveries	11	4
Other (b)	24
June 30	(206)	(115)
(a)	Additions for the first six months of 2012 and first six months of 2011 included $18 million and $25 million, respectively, from loans sold with servicing retained. Additions for the first six months of 2012 and first six months of 2011 included $7 million and $55 million, respectively, from purchases of servicing rights from third parties.
(b)	Represents impairment of servicing rights considered to be permanent resulting from MSR valuation changes primarily from market-driven changes in interest rates.

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

Changes in the residential MSRs follow:

Table 106: Residential Mortgage Servicing Rights

In millions	2012	2011
January 1	$647	$1,033
Additions:
From loans sold with servicing retained	53	70
RBC Bank (USA) Acquisition	16
Purchases	48	48
Changes in fair value due to:
Time and payoffs (a)	(77)	(84)
Other (b)	(106)	(71)
June 30	$581	$996
Unpaid principal balance of loans serviced for others at June 30	$116,011	$124,765
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

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

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2012 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses internal proprietary models to

140    The PNC Financial Services Group, Inc. – Form 10-Q

estimate future commercial mortgage loan prepayments and a third party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 107: Commercial Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	June 30 2012	December 31 2011
Fair Value	$400	$471
Weighted-average life (years)	5.6	5.9
Weighted-average constant prepayment rate	6.34%	5.08%
Decline in fair value from 10% adverse change	$8	$6
Decline in fair value from 20% adverse change	$15	$11
Effective discount rate	7.92%	7.92%
Decline in fair value from 10% adverse change	$12	$9
Decline in fair value from 20% adverse change	$23	$18

Table 108: Residential Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	June 30 2012	December 31 2011
Fair value	$581	$647
Weighted-average life (years)	3.7	3.6
Weighted-average constant prepayment rate	21.35%	22.10%
Decline in fair value from 10% adverse change	$42	$44
Decline in fair value from 20% adverse change	$79	$84
Weighted-average option adjusted spread	11.46%	11.77%
Decline in fair value from 10% adverse change	$22	$25
Decline in fair value from 20% adverse change	$43	$48

Fees from mortgage and other loan servicing comprised of contractually specified servicing fees, late fees, and ancillary fees follows:

Table 109: Fees from Mortgage and Other Loan Servicing

In millions	2012	2011
Six months ended June 30	$276	$318
Three months ended June 30	138	159

We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset.

Fees from commercial MSRs, residential MSRs and other loan servicing are reported on our Consolidated Income Statement in the line items Corporate services, Residential mortgage, and Consumer services, respectively.

NOTE 11 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS AND PERPETUAL TRUST SECURITIES

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

On April 25, 2012 we redeemed the $300 million of trust preferred securities issued by the PNC Capital Trust D with a current distribution rate of 6.125% and a maturity date of December 15, 2033, and $6 million of trust preferred securities issued by the Yardville Capital Trust III with a

The PNC Financial Services Group, Inc. – Form 10-Q    141

current distribution rate of 10.18% and a maturity date of June 8, 2031. On May 25, 2012 we redeemed the $500 million of trust preferred securities issued by the National City Capital Trust III with a current distribution rate of 6.625% and a scheduled maturity date of May 25, 2047. These redemptions resulted in a noncash charge for the unamortized discounts of $130 million in the second quarter of 2012.

See Note 20 Subsequent Events for additional discussion of our June 2012 announcement of our July 2012 redemptions of the PNC Capital Trust E and the National City Capital Trust IV trust preferred securities. In addition, the replacement capital covenant described in Note 13 in our 2011 Form 10-K, for which the holders of our 6 7/8% Subordinated Notes due May 15, 2019 are the beneficiaries, is no longer applicable due to the July 2012 redemption of trust preferred securities issued by PNC Capital Trust E.

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

PNC is also subject to restrictions on dividends and other provisions potentially imposed under the Exchange Agreements with PNC Preferred Funding Trusts II and III, as described in Note 13 in our 2011 Form 10-K in the Perpetual Trust Securities section, and to other provisions similar to or in some ways more restrictive than those potentially imposed under those agreements.

Perpetual Trust Securities

Our perpetual trust securities are described in Note 13 in our 2011 Form 10-K. Our 2011 Form 10-K also includes additional information regarding the PNC Preferred Funding Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants. The PNC Preferred Funding Trust III Securities include dividend restriction covenants similar to those described for the PNC Preferred Funding Trust II Securities.

NOTE 12 CERTAIN EMPLOYEE BENEFIT AND STOCK BASED COMPENSATION PLANS

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

PNC acquired RBC Bank (USA) during the first quarter of 2012. RBC Bank (USA) employees will become eligible to participate in PNC’s pension and postretirement medical benefits upon attainment of certain criteria.

142    The PNC Financial Services Group, Inc. – Form 10-Q

The components of our net periodic pension and post-retirement benefit cost for the first six months of 2012 and 2011 were as follows:

Table 110: Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended June 30 In millions	2012	2011	2012	2011	2012	2011
Net periodic cost consists of:
Service cost	$25	$21	$1	$1	$2	$3
Interest cost	48	49	4	4	4	4
Expected return on plan assets	(71)	(74)
Amortization of prior service cost	(2)	(2)			(1)	(1)
Amortization of actuarial losses	22	5	1	1	(1)
Net periodic cost (benefit)	$22	$(1)	$6	$6	$4	$6

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Six months ended June 30 In millions	2012	2011	2012	2011	2012	2011
Net periodic cost consists of:
Service cost	$51	$47	$2	$2	$3	$4
Interest cost	96	98	7	7	8	9
Expected return on plan assets	(142)	(149)				(1)
Amortization of prior service cost	(4)	(3)			(2)
Amortization of actuarial losses	44	9	3	2
Net periodic cost (benefit)	$45	$2	$12	$11	$9	$12

Stock Based Compensation Plans

As more fully described in Note 15 Stock Based Compensation Plans in our 2011 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of June 30, 2012, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first six months of

2012 and 2011 was $56 million and $53 million, respectively.

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

Table 111: Option Pricing Assumptions

Weighted-average for the six months ended June 30	2012		2011
Risk-free interest rate	1.1%		2.8%
Dividend yield	2.3		0.6
Volatility	35.1		34.7
Expected life	5.9	yrs.	5.9	yrs.
Grant-date fair value	$16.22		$22.82

The PNC Financial Services Group, Inc. – Form 10-Q    143

Table 112: Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2011	17,490	$54.48	949	$684.40	18,439	$86.90
Granted	461	60.70			461	60.70
Exercised	(1,854)	48.51			(1,854)	48.51
Cancelled	(450)	61.54	(24)	410.12	(474)	78.82
Outstanding at June 30, 2012	15,647	$55.17	925	$691.36	16,572	$90.70
Exercisable at June 30, 2012	12,739	$53.82	925	$691.36	13,664	$97.01

During the first six months of 2012, we issued approximately 1.4 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock primarily for any future stock option exercises.

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

Table 113: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Unit Awards—Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
December 31, 2011	830	$61.68	2,512	$54.87
Granted	465	60.70	1,399	61.10
Vested/Released	(100)	64.21	(783)	45.51
Forfeited	(28)	62.79	(66)	60.11
June 30, 2012	1,167	$61.04	3,062	$59.99

In the chart above, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At June 30, 2012, there was $115 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

Liability Awards

We granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of June 30, 2012, there were 817,786 of these cash-payable restricted share units outstanding.

144    The PNC Financial Services Group, Inc. – Form 10-Q

A summary of all nonvested, cash-payable restricted share unit activity follows:

Table 114: Nonvested Cash-Payable Restricted Share Unit – Rollforward

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,052
Granted	543
Vested and Released	(629)
Forfeited	(10)
Outstanding at June 30, 2012	956	$58,435

NOTE 13 FINANCIAL DERIVATIVES

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

The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $25 million for the first six months of 2012 compared with net losses of $22 million for the first six months of 2011.

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest receipts on the loans. In the 12 months that follow June 30, 2012, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income net derivative gains of $265 million pretax, or $172 million after-tax, in association with interest receipts on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2012. The maximum length of time over which forecasted loan cash flows are hedged is 8 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will

The PNC Financial Services Group, Inc. – Form 10-Q    145

be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow June 30, 2012, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $58 million pretax, or $38 million after-tax, as adjustments of yield on investment securities. The maximum length of time we are hedging forecasted purchases is four months. There were no amounts in Accumulated other comprehensive income related to the forecasted sale of securities at June 30, 2012.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first six months of 2012 and 2011, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur. The amount of cash flow hedge ineffectiveness recognized in income for the first six months of 2012 and 2011 was not material to PNC’s results of operations.

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

At June 30, 2012, there was no net investment hedge ineffectiveness.

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

Certain commercial mortgage loans held for sale are accounted for at fair value. These loans and the related loan commitments, which are considered derivatives, are accounted for at fair value. In addition we originate loans for sale into the secondary market that are carried at the lower of cost or fair value. The commitments related to these loans are also derivatives and accounted for at fair value. Derivatives used to economically hedge these loans and commitments from changes in fair value due to interest rate risk and credit risk include forward loan sale contracts, interest rate swaps, and credit default swaps. Gains and losses on the commitments, loans and derivatives are included in Other noninterest income. Derivatives used to economically hedge the change in value of commercial mortgage servicing rights include interest rate swaps and futures. Gains or losses on these derivatives are included in Corporate Services noninterest income.

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

146    The PNC Financial Services Group, Inc. – Form 10-Q

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

Included in the customer, mortgage banking risk management, and other risk management portfolios are written interest-rate caps and floors entered into with customers and for risk management purposes. We receive an upfront premium from the counterparty and are obligated to make payments to the counterparty if the underlying market interest rate rises above or falls below a certain level designated in the contract. The fair value of the written caps and floors liability on our Consolidated Balance Sheet was $4 million at June 30, 2012 and $6 million at December 31, 2011. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At June 30, 2012, we held cash, US government securities and mortgage-backed securities totaling $1.1 billion under these agreements. We pledged cash and US government securities of $1.0 billion under these agreements. To the extent not netted against derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2012 was $1.2 billion for which PNC had posted collateral of $1.0 billion in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2012, would be an additional $.2 billion.

The PNC Financial Services Group, Inc. – Form 10-Q    147

Table 115: Derivatives Total Notional or Contractual Amounts and Estimated Net Fair Values

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
In millions	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges	$15,187	$580	$16,542	$572			$93
Fair value hedges	11,077	1,403	10,476	1,316	$1,996	$141	1,797	$116
Foreign exchange contracts:
Net investment hedge	264	4			326	4	326
Total derivatives designated as hedging instruments	$26,528	$1,987	$27,018	$1,888	$2,322	$145	$2,216	$116
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$117,857	$3,051	$122,395	$3,390	$77,038	$2,539	$63,226	$2,854
Loan sales
Interest rate contracts	9,555	110	7,394	68	6,497	60	3,976	39
Subtotal	$127,412	$3,161	$129,789	$3,458	$83,535	$2,599	$67,202	$2,893
Derivatives used for commercial mortgage banking activities:
Interest rate contracts	$1,789	$75	$1,476	$54	$1,207	$92	$1,149	$80
Credit contracts:
Credit default swaps	95	4	95	5
Subtotal	$1,884	$79	$1,571	$59	$1,207	$92	$1,149	$80
Derivatives used for customer-related activities:
Interest rate contracts	$69,485	$4,236	$73,751	$3,804	$73,516	$4,268	$68,981	$3,943
Foreign exchange contracts	5,491	176	6,088	231	5,683	169	5,832	222
Equity contracts	128	1	118	5	57	5	66	8
Credit contracts:
Risk participation agreements	1,658	8	1,691	6	1,647	7	1,568	5
Subtotal	$76,762	$4,421	$81,648	$4,046	$80,903	$4,449	$76,447	$4,178
Derivatives used for other risk management activities:
Interest rate contracts	$996	$5	$2,190	$6	$423	$8	$1,479	$39
Foreign exchange contracts	3				25	3	25	4
Equity contracts	6	3			6	3
Credit contracts:
Credit default swaps	15		209	6
Other contracts (c)					354	275	386	296
Subtotal	$1,020	$8	$2,399	$12	$808	$289	$1,890	$339
Total derivatives not designated as hedging instruments	$207,078	$7,669	$215,407	$7,575	$166,453	$7,429	$146,688	$7,490
Total Gross Derivatives	$233,606	$9,656	$242,425	$9,463	$168,775	$7,574	$148,904	$7,606
Less: Legally enforceable master netting agreements		5,996		6,052		5,996		6,052
Less: Cash collateral		944		1,051		966		843
Total Net Derivatives		$2,716		$2,360		$612		$711
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and includes a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate.

148    The PNC Financial Services Group, Inc. – Form 10-Q

Gains (losses) on derivative instruments and related hedged items follow:

Table 116: Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			June 30, 2012		June 30, 2011
Six months ended			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$(29)	$26	$(25)	$26
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(2)	2	(9)	9
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	8	(24)	30	(43)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	74	(80)	48	(58)
Total			$51	$(76)	$44	$(66)

			June 30, 2012		June 30, 2011
Three months ended			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$(48)	$50	$(40)	$40
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(2)	2	(13)	13
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	44	(50)	89	(94)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	127	(128)	98	(108)
Total			$121	$(126)	$134	$(149)

Table 117: Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Six months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
June 30, 2012	Interest rate contracts	$207	Interest income	$232	Interest income
			Noninterest income	59
June 30, 2011	Interest rate contracts	$280	Interest income	$212	Interest income
			Noninterest income	33

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
June 30, 2012	Interest rate contracts	$154	Interest income	$116	Interest income
			Noninterest income	32
June 30, 2011	Interest rate contracts	$266	Interest income	$115	Interest income	$(1)
			Noninterest income	8

The PNC Financial Services Group, Inc. – Form 10-Q    149

Table 118: Derivatives Designated in GAAP Hedge Relationships – Net Investment Hedges

Six months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)
June 30, 2012	Foreign exchange contracts	$–

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)
June 30, 2012	Foreign exchange contracts	$(12)
Table 119: Gains (Losses) on Derivatives Not Designated as Hedging Instruments under GAAP

	Three months ended June 30		Six months ended June 30
In millions	2012	2011	2012	2011
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$123	$154	$206	$165
Loan sales
Interest rate contracts	14	(18)	36	(3)
Gains (losses) included in residential mortgage banking activities (a)	$137	$136	$242	$162
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$19	$(8)	$21	$(5)
Credit contracts (c)		2	(1)	4
Gains (losses) from commercial mortgage banking activities	$19	$(6)	$20	$(1)
Derivatives used for customer-related activities:
Interest rate contracts	$(9)	$12	$27	$40
Foreign exchange contracts	39	8	56	22
Equity contracts	(3)	(1)	(5)	(3)
Credit contracts	(1)	2	(2)	2
Gains (losses) from customer-related activities (c)	$26	$21	$76	$61
Derivatives used for other risk management activities:
Interest rate contracts	$(8)	(3)	$(7)	$(2)
Foreign exchange contracts	(1)	(2)	(1)	(3)
Credit contracts		(1)	(1)	(2)
Other contracts (d)	44	21	(10)	(30)
Gains (losses) from other risk management activities (c)	$35	$15	$(19)	$(37)
Total gains (losses) from derivatives not designated as hedging instruments	$217	$166	$319	$185
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Relates to BlackRock LTIP and includes a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate.

150    The PNC Financial Services Group, Inc. – Form 10-Q

Credit Derivatives

The credit derivative underlying is based on the credit risk of a specific entity, entities, or an index. As discussed above, we enter into credit derivatives, specifically credit default swaps and risk participation agreements, as part of our commercial mortgage banking hedging activities and for customer and other risk management purposes. Detail regarding credit default swaps and risk participations sold follows.

Table 120: Credit Default Swaps

	June 30, 2012			December 31, 2011
Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Estimated Net Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Sold (a)
Single name				$45	$2	1.8
Index traded				49		2.0
Total				$94	$2	1.9
Credit Default Swaps – Purchased
Single name	$50	$1	6.3	$150	$5	3.8
Index traded	60	3	36.6	60	4	37.2
Total	$110	$4	22.9	$210	$9	13.3
Total	$110	$4	22.9	$304	$11	9.8
(a)	There were no credit default swaps sold as of June 30, 2012.

The notional amount of these credit default swaps by credit rating follows:

Table 121: Credit Ratings of Credit Default Swaps

Dollars in millions	June 30 2012	December 31 2011
Credit Default Swaps – Sold (a)
Investment grade (b)		$84
Subinvestment grade (c)		10
Total		$94
Credit Default Swaps – Purchased
Investment grade (b)	$95	$145
Subinvestment grade (c)	15	65
Total	$110	$210
Total	$110	$304
(a)	There were no credit default swaps sold as of June 30, 2012.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps follow:

Table 122: Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage- backed securities	Loans
June 30, 2012	32%	54%	14%
December 31, 2011	59%	20%	21%

We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. The maximum amount we would be required to pay under the credit default swaps in which we sold protection, assuming all referenced underlyings experience a credit event at a total loss, without recoveries, was $94 million at December 31, 2011.

Risk Participation Agreements

We have sold risk participation agreements with terms ranging from less than 1 year to 25 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

The PNC Financial Services Group, Inc. – Form 10-Q    151

Table 123: Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Estimated Net Fair Value		Weighted- Average Remaining Maturity In Years
June 30, 2012	$1,647		$(7)	7.2
December 31, 2011	$1,568	$(5)		7.5

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Table 124: Internal Credit Ratings of Risk Participation Agreements Sold

	June 30, 2012	December 31, 2011
Pass (a)	98%	99%
Below pass (b)	2%	1%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at June 30, 2012, the exposure from these agreements would be $154 million based on the fair value of the underlying swaps, compared with $145 million at December 31, 2011.

NOTE 14 EARNINGS PER SHARE

Table 125: Basic and Diluted Earnings per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2012	2011	2012	2011
Basic
Net income	$546	$912	$1,357	$1,744
Less:
Net income (loss) attributable to noncontrolling interests	(5)	(1)	1	(6)
Preferred stock dividends and discount accretion	25	25	64	29
Dividends and undistributed earnings allocated to nonvested restricted shares	1	4	5	6
Net income attributable to basic common shares	$525	$884	$1,287	$1,715
Basic weighted-average common shares outstanding	527	524	526	524
Basic earnings per common share (a)	$1.00	$1.69	$2.44	$3.27
Diluted
Net income attributable to basic common shares	$525	$884	$1,287	$1,715
Less:
BlackRock common stock equivalents	4	4	7	10
Net income attributable to diluted common shares	$521	$880	$1,280	$1,705
Basic weighted-average common shares outstanding	527	524	526	524
Dilutive potential common shares (b) (c)	3	3	3	3
Diluted weighted-average common shares outstanding	530	527	529	527
Diluted earnings per common share (a)	$.98	$1.67	$2.42	$3.24
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(b)	Excludes number of stock options considered to be anti-dilutive of 5 million for all periods presented.
(c)	Excludes number of warrants considered to be anti-dilutive of 17 million for the three months ended and six months ended June 30, 2012. The comparative amounts for June 30, 2011 were 22 million for both periods, respectively.

152    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 15 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first six months of 2011 and 2012 follows.

Table 126: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2011	526	$2,682	$647	$12,057	$15,859	$(431)	$(572)	$2,596	$32,838
Net income					1,750			(6)	1,744
Other comprehensive income (loss), net of tax						500			500
Cash dividends declared
Common ($.45 per share)					(236)				(236)
Preferred					(28)				(28)
Preferred stock discount accretion			1		(1)				-
Common stock activity (a)				5					5
Treasury stock activity (a)				(19)			39		20
Other				(18)				48	30
Balance at June 30, 2011 (b)	526	$2,682	$648	$12,025	$17,344	$69	$(533)	$2,638	$34,873
Balance at January 1, 2012	527	$2,683	$1,637	$12,072	$18,253	$(105)	$(487)	$3,193	$37,246
Net income					1,356			1	1,357
Other comprehensive income (loss), net of tax						507			507
Cash dividends declared
Common ($.75 per share)					(396)				(396)
Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Common stock activity (a)		4		26					30
Treasury stock activity	2			46			36		82
Preferred stock issuance – Series P (c)			1,482						1,482
Other				(46)				15	(31)
Balance at June 30, 2012 (b)	529	$2,687	$3,120	$12,098	$19,149	$402	$(451)	$3,209	$40,214
(a)	Common and net treasury stock activity totaled less than .5 million shares.
(b)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(c)	15,000 Series P preferred shares with a $1 par value were issued on April 24, 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    153

Table 127: Other Comprehensive Income

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax
Net unrealized gains on non-OTTI securities
Balance at December 31, 2010			$95
2011 activity
Increase in net unrealized gains for non-OTTI securities	$662	$(239)	423
Less: net gains realized in net income	153	(54)	99
Net unrealized gains on non-OTTI securities	509	(185)	324
Balance at June 30, 2011			$419
Balance at December 31, 2011			$696
2012 activity
Increase in net unrealized gains for non-OTTI securities	$521	$(192)	329
Less: net gains realized in net income	125	(46)	79
Net unrealized gains on non-OTTI securities	396	(146)	250
Balance at June 30, 2012			$946
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2010			$(646)
2011 activity
Net decrease in OTTI losses on debt securities	$80	$(23)	57
Less: Net losses realized on sales of securities	(34)	12	(22)
Less: Net OTTI losses realized in net income	(73)	26	(47)
Net unrealized gains (losses) on OTTI securities	187	(61)	126
Balance at June 30, 2011			$(520)
Balance at December 31, 2011			$(738)
2012 activity
Net decrease in OTTI losses on debt securities	$336	$(123)	213
Less: Net losses realized on sales of securities	(6)	2	(4)
Less: Net OTTI losses realized in net income	(72)	27	(45)
Net unrealized gains (losses) on OTTI securities	414	(152)	262
Balance at June 30, 2012			$(476)
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2010			$522
2011 activity
Increase in net unrealized gains on cash flow hedge derivatives	$280	$(103)	177
Less: net gains realized in net income	245	(90)	155
Net unrealized gains on cash flow hedge derivatives	35	(13)	22
Balance at June 30, 2011			$544
Balance at December 31, 2011			$717
2012 activity
Increase in net unrealized gains on cash flow hedge derivatives	$207	$(76)	131
Less: net gains realized in net income	291	(107)	184
Net unrealized gains on cash flow hedge derivatives	(84)	31	(53)
Balance at June 30, 2012			$664

154    The PNC Financial Services Group, Inc. – Form 10-Q

	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2010			$(380)
2011 Activity	$11	$(4)	7
Balance at June 30, 2011			$(373)
Balance at December 31, 2011			$(755)
2012 Activity	$87	$(32)	55
Balance at June 30, 2012			$(700)
Other (a)
Balance at December 31, 2010			$(22)
2011 Activity
Foreign currency translation adj.	$39	$(18)	21
Total 2011 activity	39	(18)	21
Balance at June 30, 2011			$(1)
Balance at December 31, 2011			$(25)
2012 Activity
Foreign currency translation adj.	$(18)	$7	(11)
BlackRock deferred tax adj.		4	4
Total 2012 activity	(18)	11	(7)
Balance at June 30, 2012			$(32)
(a)	Consists of foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income in 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    155

	Pretax	Tax	After-tax
Net unrealized gains on non-OTTI securities
Balance at March 31, 2011			$112
Second Quarter 2011 activity
Increase in net unrealized gains for non-OTTI securities	$597	$(215)	382
Less: net gains realized in net income	116	(41)	75
Net unrealized gains on non-OTTI securities	481	(174)	307
Balance at June 30, 2011			$419

Balance at March 31, 2012			$846
Second Quarter 2012 activity
Increase in net unrealized gains for non-OTTI securities	$220	$(81)	139
Less: net gains realized in net income	62	(23)	39
Net unrealized gains on non-OTTI securities	158	(58)	100
Balance at June 30, 2012			$946
Net unrealized gains (losses) on OTTI securities
Balance at March 31, 2011			$(499)
Second Quarter 2011 activity
Net increase in OTTI losses on debt securities	$(117)	$49	(68)
Less: Net losses realized on sales of securities	(34)	12	(22)
Less: Net OTTI losses realized in net income	(39)	14	(25)
Net unrealized gains (losses) on OTTI securities	(44)	23	(21)
Balance at June 30, 2011			$(520)

Balance at March 31, 2012			$(481)
Second Quarter 2012 activity
Net increase in OTTI losses on debt securities	$(26)	$10	(16)
Less: Net OTTI losses realized in net income	(34)	13	(21)
Net unrealized gains (losses) on OTTI securities	8	(3)	5
Balance at June 30, 2012			$(476)
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at March 31, 2011			$454
Second Quarter 2011 activity
Increase in net unrealized gains on cash flow hedge derivatives	$266	$(98)	168
Less: net gains realized in net income	123	(45)	78
Net unrealized gains on cash flow hedge derivatives	143	(53)	90
Balance at June 30, 2011			$544

Balance at March 31, 2012			$660
Second Quarter 2012 activity
Increase in net unrealized gains on cash flow hedge derivatives	$154	$(57)	97
Less: net gains realized in net income	148	(55)	93
Net unrealized gains on cash flow hedge derivatives	6	(2)	4
Balance at June 30, 2012			$664

156    The PNC Financial Services Group, Inc. – Form 10-Q

	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at March 31, 2011			$(370)
Second Quarter 2011 Activity	$(5)	$2	(3)
Balance at June 30, 2011			$(373)

Balance at March 31, 2012			$(724)
Second Quarter 2012 Activity	$39	$(15)	24
Balance at June 30, 2012			$(700)
Other (a)
Balance at March 31, 2011			$(6)
Second Quarter 2011 Activity
Foreign currency translation adj.	$6	$(1)	5
Total Second Quarter 2011 activity	6	(1)	5
Balance at June 30, 2011			$(1)
Balance at March 31, 2012			$(20)
Second Quarter 2012 Activity
Foreign currency translation adj.	$(30)	$11	(19)
BlackRock deferred tax adj.	—	7	7
Total Second Quarter 2012 activity	(30)	18	(12)
Balance at June 30, 2012			$(32)

(a)	Consists of foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income in 2012.

Table 128: Accumulated Other Comprehensive Income (Loss) Components

	June 30, 2012		December 31, 2011
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains on non-OTTI securities	$1,494	$946	$1,098	$696
Net unrealized gains (losses) on OTTI securities	(752)	(476)	(1,166)	(738)
Net unrealized gains on cash flow hedge derivatives	1,047	664	1,131	717
Pension and other postretirement benefit plan adjustments	(1,104)	(700)	(1,191)	(755)
Other, net	(69)	(32)	(51)	(25)
Accumulated other comprehensive income (loss)	$616	$402	$(179)	$(105)

NOTE 16 INCOME TAXES

The net operating loss carryforwards at June 30, 2012 and December 31, 2011 follow:

Table 129: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	June 30, 2012	December 31, 2011
Net Operating Loss Carryforwards:
Federal	$1,637	$30
State	2,649	1,460
Valuation allowance – State	46	14
Tax Credit Carryforwards:
Federal	$103	$112
State	3	3

The federal net operating loss carryforwards expire from 2027 to 2028. The state net operating loss carryforwards will expire from 2012 to 2031. The majority of the tax credit carryforwards expire in 2031. The large increases in the net operating loss carryforwards are primarily attributable to the RBC Bank (USA) acquisition.

The PNC Financial Services Group, Inc. – Form 10-Q    157

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

We had unrecognized tax benefits of $231 million at June 30, 2012 and $209 million at December 31, 2011. At June 30, 2012, $107 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $88 million within the next twelve months.

NOTE 17 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 17 and also those matters disclosed in Note 22 Legal Proceedings in Part II, Item 8 of our 2011 Form 10-K and in Note 16 Legal Proceedings in Part I, Item 1 of our first quarter 2012 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2012, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $475 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

The aggregate estimated amount provided above does not include an estimate for every Disclosed Matter, as we are unable, at this time, to estimate the losses that it is reasonably possible that we could incur or ranges of such losses with respect to some of the matters disclosed for one or more of the following reasons. In our experience, legal proceedings are inherently unpredictable. In many legal proceedings, various factors exacerbate this inherent unpredictability, including, among others, one or more of the following: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the plaintiff is seeking relief other than or in addition to compensatory damages; the matter presents meaningful legal uncertainties, including novel issues of law; we have not engaged in meaningful settlement discussions; discovery has not started or is not complete; there are significant facts in dispute; and there are a large number of parties named as defendants (including where it is uncertain how liability and damages, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for us to estimate losses or ranges of losses that it is reasonably possible we could incur. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

We include in some of the descriptions of individual Disclosed Matters certain quantitative information related to the plaintiff’s claim against us as alleged in the plaintiff’s pleadings or other public filings or otherwise publicly available. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent our estimate of reasonably possible loss or our judgment as to any currently appropriate accrual.

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

Securities and State Law Fiduciary Cases against National City

In May 2008, a lawsuit (The Dispatch Printing Company, et al. v. National City Corporation, et al. (Case No. 08CVH-6506)) was filed on behalf of an individual plaintiff in the Franklin County, Ohio, Court of Common Pleas against National City, certain directors of National City, and Corsair Co-Invest, L.P. and unnamed other investors participating in

158    The PNC Financial Services Group, Inc. – Form 10-Q

the April 2008 capital infusion into National City, alleging that National City’s directors breached their fiduciary duties by entering into this capital infusion transaction. A motion to dismiss the case as originally filed was denied. After the initial filing, two additional plaintiffs were added. The plaintiffs filed an amended complaint in December 2010. The amended complaint added PNC as a defendant as successor in interest to National City. In the amended complaint, which included some additional allegations, the plaintiffs sought, among other things, unspecified actual and punitive damages, and attorneys’ fees. In July 2012, the parties reached an agreement to settle this case. The amount of the settlement is not material to PNC.

Interchange Litigation

In July 2012, the parties entered into a memorandum of understanding with the class plaintiffs and an agreement in principle with certain individual plaintiffs with respect to a settlement of the cases that have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO), under which the defendants will collectively pay approximately $6.6 billion to the class and individual settling plaintiffs and have agreed to changes in the terms applicable to their respective card networks. The settlement is subject to, among other things, final documentation and court approval. As a result of the previously funded litigation escrow (described in Note 23 Commitments and Guarantees in Part II, Item 8 of our 2011 Form 10-K), which will cover substantially all of our share of the Visa portion, the impact to our second quarter results was not material and we anticipate no material financial impact from the monetary amount of this settlement.

CBNV Mortgage Litigation

In May 2012, the Residential Funding Company, LLC, one of our co-defendants in the multidistrict litigation currently pending in the United States District Court for the Western District of Pennsylvania under the caption In re: Community Bank of Northern Virginia Lending Practices Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674), filed for bankruptcy protection under Chapter 11.

Overdraft Litigation

In May 2012, in the lawsuits consolidated for pre-trial proceedings under the caption In re Checking Account Overdraft Litigation (MDL No. 2036, Case No. 1:09-MD-02036-JLK), the United States District Court for the Southern District of Florida granted plaintiffs’ motion for class certification in the cases captioned Casayuran, et al. v. PNC Bank, National Association (Case No. 10-cv-20496-JLK), Cowen, et al. v. PNC Bank, National Association (Case No. 10-CV-21869-JLK), and Hernandez, et al. v. PNC Bank, National Association (Case No. 10-CV-21868-JLK).

In June 2012, PNC Bank reached an agreement in principle to settle the three cases listed above in which class certification had been granted against PNC Bank in the MDL Court. As previously reported, this agreement in principle provides for settlement of these cases for $90 million. This settlement is subject to, among other things, final documentation, notice to the class, and court approval.

Weavering Macro Fixed Income Fund

The modular trial in the matter currently pending in High Court, Dublin, Ireland is scheduled for December 2012. In July 2012 the plaintiff in that matter moved in the Supreme Court of Ireland to stay the modular trial pending its appeal to the Supreme Court of the judgment of the High Court ordering that trial. The appeal and the motion to stay are pending, and the Supreme Court has adjourned the hearing on the motion to stay so that it can heard at the same time as the hearing on the appeal. The Supreme Court has indicated that it will schedule the hearing on both for November 2012.

Captive Mortgage Reinsurance Litigation

In June 2012, the United States Supreme Court dismissed its prior grant of a writ of certiorari in First American Financial Corporation v. Edwards. In August 2012, the United States District Court for the Eastern District of Pennsylvania lifted its stay in White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928), granted in March 2012 pending the decision in First American, and directed the plaintiffs to file an amended complaint.

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

Other

In addition to the proceedings or other matters described above, PNC and persons to whom we may have

The PNC Financial Services Group, Inc. – Form 10-Q    159

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

*            *             *

See Note 18 Commitments and Guarantees for additional information regarding the Visa indemnification and our other obligations to provide indemnification, including to current and former officers, directors, employees and agents of PNC and companies we have acquired, including National City.

NOTE 18 COMMITMENTS AND GUARANTEES

Equity Funding and Other Commitments

Our unfunded commitments at June 30, 2012 included private equity investments of $215 million, and other investments of $3 million.

Standby Letters of Credit

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit and internal credit ratings were as follows:

Table 130: Net Outstanding Standby Letters of Credit

Dollars in billions	June 30 2012	December 31 2011
Net outstanding standby letters of credit	$11.3	$10.8
Internal credit ratings (as a percentage of portfolio):
Pass (a)	94%	94%
Below pass (b)	6%	6%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on June 30, 2012 had terms ranging from less than 1 year to 7 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $14.8 billion at June 30, 2012, of which $7.3 billion support remarketing programs.

As of June 30, 2012, assets of $1.7 billion secured certain specifically identified standby letters of credit. Recourse provisions from third parties of $3.5 billion were also available for this purpose as of June 30, 2012. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $250 million at June 30, 2012.

Standby Bond Purchase Agreements and Other Liquidity Facilities

We enter into standby bond purchase agreements to support municipal bond obligations. At June 30, 2012, the aggregate of our commitments under these facilities was $635 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At June 30, 2012, our total commitments under these facilities were $145 million.

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

160    The PNC Financial Services Group, Inc. – Form 10-Q

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

We engage in certain insurance activities that require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit, which were insignificant in amount at June 30, 2012.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first six months of 2012. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

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

VISA Indemnification

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (Visa). Our 2011 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation. This information has been updated in Note 17 Legal Proceedings. Additionally, we continue to have an obligation to indemnify Visa for judgments and settlements for the remaining specified litigation.

Recourse and Repurchase Obligations

As discussed in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities, PNC has sold commercial mortgage, residential mortgage and home equity loans directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets.

COMMERCIAL MORTGAGE LOAN RECOURSE OBLIGATIONS

We originate, close and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s DUS program. We participated in a similar program with the FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a

The PNC Financial Services Group, Inc. – Form 10-Q    161

loss share arrangement. At June 30, 2012 and December 31, 2011, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.9 billion and $13.0 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.9 billion at June 30, 2012 and $4.0 billion at December 31, 2011.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $48 million and $47 million as of June 30, 2012 and December 31, 2011, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. The comparable reserve as of June 30, 2011 was $55 million. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Table 131: Analysis of Commercial Mortgage Recourse Obligations

In millions	2012	2011
January 1	$47	$54
Reserve adjustments, net	5	4
Losses – loan repurchases and settlements	(4)	(3)
June 30	$48	$55

RESIDENTIAL MORTGAGE LOAN AND HOME EQUITY REPURCHASE OBLIGATIONS

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and loan sale transactions. As discussed in Note 3 in our 2011 Form 10-K, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC, and the GNMA program, while Non-Agency securitizations consist of mortgage loan sale transactions with private investors. Mortgage loan sale transactions that are not part of a securitization may involve FNMA, FHLMC or private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

PNC’s repurchase obligations also include certain brokered home equity loans/lines that were sold to a limited number of private investors in the financial services industry by National City prior to our acquisition. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is limited to repurchases of loans sold in these transactions. Repurchase activity associated with brokered home equity loans/lines is reported in the Non-Strategic Assets Portfolio segment.

Loan covenants and representations and warranties are established through loan sale agreements with various investors to provide assurance that PNC has sold loans that are of sufficient investment quality. Key aspects of such covenants and representations and warranties include the loan’s compliance with any applicable loan criteria established for the transaction, including underwriting standards, delivery of all required loan documents to the investor or its designated party, sufficient collateral valuation, and the validity of the lien securing the loan. As a result of alleged breaches of these contractual obligations, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans.

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At June 30, 2012 and December 31, 2011, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $523 million and $130 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during the first six months of 2012 and 2011 follows:

162    The PNC Financial Services Group, Inc. – Form 10-Q

Table 132: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2012			2011
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$83	$47	$130	$144	$150	$294
Reserve adjustments, net	32	12	44	14		14
RBC Bank (USA) acquisition	26		26
Losses – loan repurchases and settlements	(40)	(8)	(48)	(34)	(22)	(56)
March 31	$101	$51	$152	$124	$128	$252
Reserve adjustments, net	438	15	453	21	3	24
Losses – loan repurchases and settlements	(77)	(5)	(82)	(50)	(76)	(126)
June 30	$462	$61	$523	$95	$55	$150
(a)	Repurchase obligation associated with sold loan portfolios of $115.7 billion and $130.7 billion at June 30, 2012 and June 30, 2011, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $4.4 billion and $4.6 billion at June 30, 2012 and June 30, 2011, respectively. PNC is no longer engaged in the brokered home equity business, which was acquired with National City.

Management believes our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of June 30, 2012 and 2011. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices, and other economic conditions. At June 30, 2012, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $350 million for our portfolio of residential mortgage loans sold. At June 30, 2012, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

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

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard, and borrower and lender paid mortgage insurance with an aggregate maximum exposure up to the specified limits for all reinsurance contracts as follows:

Table 133: Reinsurance Agreements Exposure (a)

In millions	June 30, 2012	December 31, 2011
Accidental Death & Dismemberment	$2,142	$2,255
Credit Life, Accident & Health	883	951
Lender Placed Hazard (b)	2,721	2,899
Borrower and Lender Paid Mortgage Insurance	258	327
Maximum Exposure	$6,004	$6,432
Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	4%	4%
Quota Share	96%	96%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$882	$950
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.

A rollforward of the reinsurance reserves for probable losses for the first six months of 2012 and 2011 follows:

Table 134: Reinsurance Reserves – Rollforward

In millions	2012	2011
January 1	$82	$150
Paid Losses	(35)	(73)
Net Provision	23	16
June 30	$70	$93

The PNC Financial Services Group, Inc. – Form 10-Q    163

Changes to agreements only represent entering into a new relationship or exiting an existing agreement entirely. The impact of changing the terms of existing agreements is reflected in the net provision.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At June 30, 2012, the reasonably possible loss above our accrual was not material.

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

Results of individual businesses are presented based on our internal management reporting practices. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of our individual businesses are not necessarily comparable with similar information for any other company. We periodically refine our internal methodologies as management reporting practices are enhanced. Retrospective application of new methodologies is made to prior period reportable business segment results and disclosures to create comparability to the current period presentation to reflect any such refinements.

Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. Additionally, we have aggregated the results for corporate support functions within “Other” for financial reporting purposes.

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. During the second quarter of 2012, enhancements were made to the funds transfer pricing methodology. Retrospective application of our new funds transfer pricing methodology has been made to the prior period reportable business segment results and disclosures to create comparability to the current period presentation, which we believe is more meaningful to readers of our financial statements.

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

164    The PNC Financial Services Group, Inc. – Form 10-Q

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

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. BlackRock provides diversified investment management services to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution. At June 30, 2012, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $113 million during the first six months of 2012 and $107 million during the first six months of 2011.

Non-Strategic Assets Portfolio (formerly, Distressed Assets Portfolio) includes commercial residential development loans, cross-border leases, consumer brokered home equity loans, retail mortgages, non-prime mortgages, and residential construction loans. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

The PNC Financial Services Group, Inc. – Form 10-Q    165

Table 135: Results Of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2012
Income Statement
Net interest income	$1,114	$1,059	$75	$53		$221	$4	$2,526
Noninterest income	437	354	165	(162)	$111	2	190	1,097
Total revenue	1,551	1,413	240	(109)	111	223	194	3,623
Provision for credit losses (benefit)	165	33	(1)	(2)		50	11	256
Depreciation and amortization	48	34	10	2			83	177
Other noninterest expense	1,123	462	171	228		67	420	2,471
Income (loss) before income taxes and noncontrolling interests	215	884	60	(337)	111	106	(320)	719
Income taxes (benefit)	79	307	22	(124)	23	39	(173)	173
Net income (loss)	$136	$577	$38	$(213)	$88	$67	$(147)	$546
Inter-segment revenue		$9	$3	$2	$4	$(3)	$(15)
Average Assets (a)	$73,093	$102,835	$6,659	$11,501	$5,597	$12,690	$83,776	$296,151
2011
Income Statement
Net interest income	$939	$857	$69	$47		$257	$(19)	$2,150
Noninterest income	464	328	167	172	$121	13	187	1,452
Total revenue	1,403	1,185	236	219	121	270	168	3,602
Provision for credit losses (benefit)	180	31	(18)	(8)		81	14	280
Depreciation and amortization	46	36	10	3			68	163
Other noninterest expense	974	407	158	137		56	281	2,013
Income (loss) before income taxes and noncontrolling interests	203	711	86	87	121	133	(195)	1,146
Income taxes (benefit)	74	249	32	32	28	49	(230)	234
Net income	$129	$462	$54	$55	$93	$84	$35	$912
Inter-segment revenue	$1	$6	$3	$2	$4	$(2)	$(14)
Average Assets (a)	$65,757	$79,012	$6,653	$10,822	$5,596	$13,370	$79,896	$261,106

166    The PNC Financial Services Group, Inc. – Form 10-Q

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2012
Income Statement
Net interest income	$2,158	$1,975	$150	$104		$438	$(8)	$4,817
Noninterest income	828	682	333	80	$227	(17)	405	2,538
Total revenue	2,986	2,657	483	184	227	421	397	7,355
Provision for credit losses (benefit)	300	52	9	(9)		68	21	441
Depreciation and amortization	94	67	20	5			158	344
Other noninterest expense	2,146	892	337	428		135	821	4,759
Income (loss) before income taxes and noncontrolling interests	446	1,646	117	(240)	227	218	(603)	1,811
Income taxes (benefit)	163	574	43	(88)	49	80	(367)	454
Net income (loss)	$283	$1,072	$74	$(152)	$178	$138	$(236)	$1,357
Inter-segment revenue		$18	$6	$4	$7	$(5)	$(30)
Average Assets (a)	$71,420	$97,866	$6,613	$11,745	$5,597	$12,407	$83,199	$288,847
2011
Income Statement
Net interest income	$1,877	$1,663	$138	$103		$493	$52	$4,326
Noninterest income	895	623	329	375	$229	22	434	2,907
Total revenue	2,772	2,286	467	478	229	515	486	7,233
Provision for credit losses (benefit)	456	1	(24)			233	35	701
Depreciation and amortization	93	79	20	5			137	334
Other noninterest expense	1,928	810	308	272		109	485	3,912
Income (loss) before income taxes and noncontrolling interests	295	1,396	163	201	229	173	(171)	2,286
Income taxes (benefit)	107	490	60	74	50	64	(303)	542
Net income	$188	$906	$103	$127	$179	$109	$132	$1,744
Inter-segment revenue	$1	$9	$6	$4	$8	$(5)	$(23)
Average Assets (a)	$66,211	$78,002	$6,786	$11,218	$5,596	$13,743	$80,270	$261,826
(a)	Period-end balances for BlackRock.

NOTE 20 SUBSEQUENT EVENTS

On June 28, 2012 we announced the redemption on July 30, 2012 of $450 million of trust preferred securities issued by PNC Capital Trust E that had a current distribution rate of 7.750% and a scheduled redemption date of March 15, 2038 and $517.5 million of enhanced trust preferred securities issued by National City Capital Trust IV that had a current distribution rate of 8.000% and a scheduled maturity date of September 15, 2047. These redemptions together resulted in a noncash charge for unamortized discounts of approximately $95 million in the third quarter of 2012. As these redemptions were announced prior to June 30, 2012, our Tier 1 risk-based capital ratio at June 30, 2012 reflected this second quarter announcement of the redemption of these securities.

The PNC Financial Services Group, Inc. – Form 10-Q    167

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	Six months ended June 30
	2012			2011
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$27,000	$426	3.16%	$27,555	$504	3.66%
Non-agency	6,646	183	5.50	7,836	210	5.35
Commercial mortgage-backed	3,667	81	4.42	3,288	78	4.73
Asset-backed	4,865	50	2.06	2,972	38	2.55
US Treasury and government agencies	2,836	29	2.04	5,090	63	2.49
State and municipal	1,836	45	4.87	2,158	50	4.65
Other debt	3,087	39	2.56	3,785	49	2.58
Corporate stocks and other	332		.07	409		.05
Total securities available for sale	50,269	853	3.39	53,093	992	3.73
Securities held to maturity
Residential mortgage-backed	4,418	80	3.64	568	11	3.66
Commercial mortgage-backed	4,506	104	4.59	4,227	109	5.17
Asset-backed	1,022	9	1.75	2,369	28	2.38
US Treasury and government agencies	223	4	3.79
State and municipal	671	14	4.19	8		5.10
Other	360	5	2.86	76	1	2.94
Total securities held to maturity	11,200	216	3.86	7,248	149	4.11
Total investment securities	61,469	1,069	3.48	60,341	1,141	3.78
Loans
Commercial	73,208	1,716	4.64	57,120	1,425	4.96
Commercial real estate	17,630	490	5.50	17,160	437	5.06
Equipment lease financing	6,481	157	4.85	6,248	154	4.93
Consumer	58,490	1,374	4.72	54,236	1,335	4.97
Residential real estate	15,430	425	5.51	15,258	472	6.19
Total loans	171,239	4,162	4.84	150,022	3,823	5.10
Loans held for sale	2,963	95	6.44	2,955	107	7.31
Federal funds sold and resale agreements	1,744	13	1.52	2,566	17	1.28
Other	6,518	120	3.67	6,525	91	2.80
Total interest-earning assets/interest income	243,933	5,459	4.46	222,409	5,179	4.66
Noninterest-earning assets:
Allowance for loan and lease losses	(4,245)			(4,781)
Cash and due from banks	3,735			3,413
Other	45,424			40,785
Total assets	$288,847			$261,826
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$64,032	69	.22	$58,575	100	.34
Demand	32,993	7	.04	26,614	14	.10
Savings	9,596	5	.10	7,941	7	.19
Retail certificates of deposit	28,192	97	.69	35,799	231	1.30
Time deposits in foreign offices and other time	3,407	8	.49	3,104	10	.62
Total interest-bearing deposits	138,220	186	.27	132,033	362	.55
Borrowed funds
Federal funds purchased and repurchase agreements	4,744	5	.22	5,251	4	.17
Federal Home Loan Bank borrowings	9,603	37	.77	5,054	26	1.02
Bank notes and senior debt	10,878	132	2.39	11,437	136	2.36
Subordinated debt	7,506	185	4.94	9,166	245	5.35
Other	8,937	31	.68	5,779	31	1.05
Total borrowed funds	41,668	390	1.86	36,687	442	2.40
Total interest-bearing liabilities/interest expense	179,888	576	.64	168,720	804	.96
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	59,189			48,743
Allowance for unfunded loan commitments and letters of credit	242			196
Accrued expenses and other liabilities	10,781			10,262
Equity	38,747			33,905
Total liabilities and equity	$288,847			$261,826
Interest rate spread			3.82			3.70
Impact of noninterest-bearing sources			.17			.23
Net interest income/margin		$4,883	3.99%		$4,375	3.93%

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

168    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Second Quarter 2012			First Quarter 2012			Second Quarter 2011
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$26,968	$214	3.17%	$27,031	$212	3.14%	$25,993	$241	3.70%
6,716	94	5.63	6,577	89	5.38	7,618	105	5.47
3,561	39	4.41	3,774	42	4.42	3,278	39	4.73
5,401	26	1.91	4,329	24	2.24	3,185	19	2.43
2,549	15	2.33	3,123	14	1.80	4,505	27	2.46
1,902	22	4.63	1,770	23	5.13	2,234	24	4.37
3,178	20	2.56	2,996	19	2.55	3,578	23	2.58
317		.11	347		.03	376		.04
50,592	430	3.40	49,947	423	3.38	50,767	478	3.77

4,259	39	3.70	4,576	41	3.58	1,130	11	3.68
4,376	51	4.56	4,635	53	4.62	4,215	54	5.11
874	4	1.83	1,170	5	1.68	2,276	12	2.20
225	2	3.79	223	2	3.79
671	7	4.20	671	7	4.18	8		5.10
359	2	2.89	361	3	2.83	150	1	2.95
10,764	105	3.90	11,636	111	3.82	7,779	78	4.01
61,356	535	3.49	61,583	534	3.47	58,546	556	3.80

77,131	927	4.75	69,286	789	4.51	57,932	715	4.88
18,440	270	5.78	16,818	220	5.19	16,779	234	5.51
6,586	81	4.96	6,377	76	4.74	6,189	75	4.86
59,832	695	4.67	57,148	679	4.78	54,014	665	4.94
15,932	216	5.44	14,927	209	5.59	15,001	233	6.22
177,921	2,189	4.90	164,556	1,973	4.78	149,915	1,922	5.11
3,016	45	6.00	2,910	50	6.89	2,719	38	5.62
1,666	6	1.45	1,821	7	1.58	2,321	9	1.39
6,173	56	3.62	6,864	64	3.71	7,241	47	2.60
250,132	2,831	4.51	237,734	2,628	4.41	220,742	2,572	4.64

(4,176)			(4,314)			(4,728)
3,694			3,777			3,433
46,501			44,345			41,659
$296,151			$281,542			$261,106

$66,902	34	.21	$61,162	35	.23	$58,594	49	.34
34,388	4	.04	31,599	3	.04	26,912	7	.10
10,008	2	.10	9,183	3	.10	8,222	4	.19
27,373	39	.57	29,011	58	.80	35,098	115	1.32
3,577	4	.49	3,238	4	.49	2,250	5	.75
142,248	83	.24	134,193	103	.31	131,076	180	.55

4,937	3	.21	4,551	2	.22	4,138	2	.17
10,238	19	.74	8,967	18	.80	5,021	13	1.02
10,618	62	2.30	11,138	70	2.48	11,132	68	2.40
7,293	87	4.77	7,719	98	5.09	8,981	117	5.24
10,038	16	.62	7,837	15	.75	5,713	17	1.12
43,124	187	1.72	40,212	203	2.01	34,985	217	2.46
185,372	270	.58	174,405	306	.70	166,061	397	.95

60,478			57,900			49,720
243			240			204
10,375			11,186			10,747
39,683			37,811			34,374
$296,151			$281,542			$261,106
		3.93			3.71			3.69
		.15			.19			.24
	$2,561	4.08%		$2,322	3.90%		$2,175	3.93%
Loan fees for the six months ended June 30, 2012 and June 30, 2011 were $105 million and $85 million, respectively. Loan fees for the three months ended June 30, 2012, March 31, 2012, and June 30, 2011 were $56 million, $49 million, and $47 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the six months ended June 30, 2012 and June 30, 2011 were $66 million and $49 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended June 30, 2012, March 31, 2012, and June 30, 2011 were $35 million, $31 million, and $25 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    169

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the second quarter of 2012 are included in the following table:

In thousands, except per share data

2012 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 - 30	16	$61.70		24,710
May 1 - 31	11	$58.87		24,710
June 1 - 30	858	$59.01	850	23,860
Total	885	$59.05
(a)	Includes PNC common stock purchased under the program referred to in note (b) to this table and PNC common stock purchased in connection with our various employee benefit plans. Effective January 2011, employer matching contributions to the PNC Incentive Savings Plan were no longer made in PNC common stock, but rather in cash. Note 14 Employee Benefit Plans and Note 15 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2011 Annual Report on Form 10-K as amended by Amendment No. 1 on Form 10-K/A (2011 10-K) include additional information regarding our employee benefit plans that use PNC common stock.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the impact of the Federal Reserve’s supervisory assessment of capital adequacy program.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

4.24	Form of PNC Bank, National Association Global Bank Note for Extendible Floating Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance.
Incorporated by reference to Exhibit 4.1 of PNC’s Current Report on Form 8-K filed June 21, 2012.
10.79	Additional 2012 forms of employee performance unit, restricted stock and restricted share unit agreements
10.80	Exchange Agreement dated as of May 21, 2012 by and among PNC Bancorp, Inc, the Corporation, and BlackRock, Inc.
Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed May 23, 2012 by BlackRock, Inc. (SEC File No. 001-33099)
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (XBRL)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 8, 2012 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

170    The PNC Financial Services Group, Inc. – Form 10-Q

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

	High	Low	Close	Cash Dividends Declared (a)
2012 Quarter
First	$64.79	$56.88	$64.49	$.35
Second	67.89	55.60	61.11	.40
Total				$.75
2011 Quarter
First	$65.19	$59.67	$62.99	$.10
Second	64.37	55.56	59.61	.35
Third	61.21	42.70	48.19	.35
Fourth	58.70	44.74	57.67	.35
Total				$1.15
(a)	Our Board approved a third quarter 2012 cash dividend of $.40 per common share, which was payable on the next business day after the payment date of August 5, 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    171

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

REGISTRAR AND STOCK TRANSFER AGENT

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

172    The PNC Financial Services Group, Inc. – Form 10-Q