Form 10-Q
period 2012-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2012-11-08
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, there were 528,863,145 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2012 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2012 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2012 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2012 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

FINANCIAL REVIEW

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Dollars in millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2012	2011	2012	2011
Financial Results (a)
Revenue
Net interest income	$2,399	$2,175	$7,216	$6,501
Noninterest income	1,689	1,369	4,227	4,276
Total revenue	4,088	3,544	11,443	10,777
Noninterest expense	2,650	2,140	7,753	6,386
Pretax, pre-provision earnings (b)	1,438	1,404	3,690	4,391
Provision for credit losses	228	261	669	962
Income before income taxes and noncontrolling interests (pretax earnings)	$1,210	$1,143	$3,021	$3,429
Net Income	$925	$834	$2,282	$2,578
Less: Net income (loss) attributable to noncontrolling interests	(14)	4	(13)	(2)
Preferred stock dividends and discount accretion	63	4	127	33
Net income attributable to common shareholders	$876	$826	$2,168	$2,547

Diluted earnings per common share	$1.64	$1.55	$4.06	$4.79

Cash dividends declared per common share	$.40	$.35	$1.15	$.80
Gain on sale of Visa Class B common shares:
Pretax	$137		$137
After-tax	$89		$89
Impact on diluted earnings per share	$.17		$.17
Integration costs:
Pretax	$35	$8	$232	$14
After-tax	$23	$5	$151	$9
Impact on diluted earnings per share	$.04	$.01	$.29	$.02

Noncash charges for unamortized discounts related to redemption of trust preferred securities:
Pretax	$95		$225
After-tax	$61		$146
Impact on diluted earnings per share	$.12		$.28

Provision for residential mortgage repurchase obligations:
Pretax	$37	$31	$507	$66
After-tax	$24	$20	$330	$43
Impact on diluted earnings per share	$.05	$.04	$.62	$.08
Performance Ratios
Net interest margin (c)	3.82%	3.89%	3.93%	3.92%
Noninterest income to total revenue	41	39	37	40
Efficiency	65	60	68	59
Return on:
Average common shareholders’ equity	10.15	10.25	8.61	10.93
Average assets	1.23	1.24	1.04	1.31

See page 71 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. The after-tax amounts in this table were calculated using a marginal federal income tax rate of 35% and include applicable income tax adjustments.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended September 30, 2012 and September 30, 2011 were $36 million and $27 million, respectively. The taxable-equivalent adjustments to net interest income for the nine months ended September 30, 2012 and September 30, 2011 were $102 million and $76 million.

The PNC Financial Services Group, Inc. – Form 10-Q    1

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	September 30 2012	December 31 2011	September 30 2011
Balance Sheet Data (dollars in millions, except per share data)
Assets	$300,803	$271,205	$269,470
Loans (b) (c)	181,864	159,014	154,543
Allowance for loan and lease losses (b)	4,039	4,347	4,507
Interest-earning deposits with banks (b)	2,321	1,169	2,773
Investment securities (b)	62,814	60,634	62,105
Loans held for sale (c)	2,737	2,936	2,491
Goodwill and other intangible assets	10,941	10,144	10,156
Equity investments (b) (d)	10,846	10,134	9,915

Noninterest-bearing deposits	64,484	59,048	55,180
Interest-bearing deposits	141,779	128,918	132,552
Total deposits	206,263	187,966	187,732
Transaction deposits	168,377	147,637	143,015
Borrowed funds (b)	43,104	36,704	35,102
Shareholders’ equity	38,683	34,053	34,219
Common shareholders’ equity	35,124	32,417	32,583
Accumulated other comprehensive income (loss)	991	(105)	397

Book value per common share	66.41	61.52	61.92
Common shares outstanding (millions)	529	527	526
Loans to deposits	88%	85%	82%

Client Assets (billions)
Discretionary assets under management	$112	$107	$103
Nondiscretionary assets under administration	110	103	99
Total assets under administration	222	210	202
Brokerage account assets	38	34	33
Total client assets	$260	$244	$235

Capital Ratios
Tier 1 common	9.5%	10.3%	10.5%
Tier 1 risk-based (e)	11.7	12.6	13.1
Total risk-based (e)	14.5	15.8	16.5
Leverage (e)	10.4	11.1	11.4
Common shareholders’ equity to assets	11.7	12.0	12.1

Asset Quality
Nonperforming loans to total loans	1.88%	2.24%	2.39%
Nonperforming assets to total loans, OREO and foreclosed assets	2.20	2.60	2.77
Nonperforming assets to total assets	1.34	1.53	1.59
Net charge-offs to average loans (for the three months ended) (annualized)	.73	.83	.95
Allowance for loan and lease losses to total loans	2.22	2.73	2.92
Allowance for loan and lease losses to nonperforming loans (f)	118	122	122
Accruing loans past due 90 days or more (g)	$2,456	$2,973	$2,768
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include consolidated variable interest entities. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(c)	Amounts include assets for which we have elected the fair value option. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(d)	Amounts include our equity interest in BlackRock.
(e)	The minimum US regulatory capital ratios under Basel I are 4.0% for Tier 1 risk-based, 8.0% for Total risk-based, and 4.0% for Leverage. The comparable well-capitalized levels are 6.0% for Tier 1 risk-based, 10.0% for Total risk-based, and 5.0% for Leverage.
(f)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(g)	Excludes loans held for sale and purchased impaired loans. In the first quarter of 2012, we adopted a policy stating that home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.

2    The PNC Financial Services Group, Inc. – Form 10-Q

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2011 Annual Report on Form 10-K as amended by Amendment No. 1 on Form 10-K/A (2011 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2011 Form 10-K and in our First and Second Quarter 2012 Form 10-Qs: the Risk Management and Recourse and Repurchase Obligation sections of the Financial Review portion of the respective report; Item 1A Risk Factors included in our 2011 Form 10-K and this Report; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2011 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 19 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (GAAP) basis.

EXECUTIVE SUMMARY

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of its products and services nationally, as well as, products and services in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Alabama, Delaware, Georgia, Virginia, Missouri, Wisconsin and South Carolina. PNC also provides certain products and services internationally.

KEY STRATEGIC GOALS

At PNC we manage our company for the long term. We are focused on customer and loan growth, growing quality revenue, controlling costs while investing for the future, and managing risk and capital. We continue to invest in our products, markets and brand, and embrace our corporate responsibility to the communities where we do business.

The primary drivers of revenue are the acquisition, expansion and retention of customer relationships. We strive to expand and deepen customer relationships by offering convenient banking options and leading and innovative technology solutions, providing a broad range of fee-based and credit products and services, focusing on customer service, and enhancing our brand. This strategy is designed to give our customers choices based on their needs. Our approach is focused on effectively growing targeted market share and “share of wallet” rather than short term fee revenue optimization. We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

PNC faces a variety of risks that may impact various aspects of our risk profile from time to time. The extent of such impacts may vary depending on factors such as the current economic, political and regulatory environment, merger and acquisition activity, and operational challenges. Many of these risks and our risk management strategies are described in more detail in our 2011 Form 10-K and elsewhere in this Report.

Our capital priorities for 2012 are to build capital to support client growth and business investment, maintain appropriate capital in light of economic uncertainty and return excess capital to shareholders. We continue to improve the quality of our capital and expect to build capital through retained earnings. PNC continues to maintain a strong bank holding company liquidity position. See the 2012 Capital and Liquidity Actions section of this Executive Summary, the Funding and Capital Sources section of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 of our 2011 Form 10-K.

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

RBC Bank (USA), based in Raleigh, North Carolina, operated more than 400 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The primary reasons for the acquisition of RBC Bank (USA) were to enhance shareholder value, to improve PNC’s competitive position in the financial services industry, and to further expand PNC’s existing branch network in the states where it currently operates as well as expanding into new markets. When combined with PNC’s existing network, PNC now has 2,887 branches across 17 states and the District of Columbia, ranking it fifth among U.S. banks in branches. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in this Report for additional information regarding this acquisition and 2011 branch acquisition activity.

SALE OF SMARTSTREET

Effective October 26, 2012, PNC divested certain deposits and assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition, to Union Bank, N.A. Smartstreet is a nationwide business focused on homeowner or community association managers and had approximately $1 billion of assets and deposits as of September 30, 2012. Upon recording of the sale transaction in the fourth quarter of 2012, the gain on sale will be immaterial and we will reduce goodwill and core deposit intangibles by $46 million and $13 million, respectively, and record accrued taxes payable of approximately $32 million.

2012 CAPITAL AND LIQUIDITY ACTIONS

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Board of Governors of the Federal Reserve System (Federal Reserve) and our primary bank regulators as part of the Comprehensive Capital Analysis and Review (CCAR) process. This capital adequacy assessment is based on a review of a comprehensive capital plan submitted to the Federal Reserve. In connection with the annual review process for 2012 (2012 CCAR), management reviewed the capital plan with our Board of Directors on January 5, 2012. At that meeting, the Risk Committee of our Board approved the capital plan and authorized management to file the plan with the Federal Reserve. We filed our capital plan with the Federal Reserve on January 9, 2012. As we announced on March 13, 2012, the Federal Reserve accepted the capital plan that we submitted for its review and did not object to our capital actions proposed as part of that plan. The capital actions included recommendations to increase the quarterly common stock dividend and a modest share repurchase program. For additional information concerning the CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, see Item 1 Business – Supervision and Regulation included in our 2011 Form 10-K.

On April 5, 2012, consistent with our capital plan submitted to the Federal Reserve in January 2012, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from $.35 per common share to $.40 per common share. Additionally, also consistent with that capital plan, PNC may purchase up to $250 million of common stock under our existing 25 million share repurchase program in open market or privately negotiated transactions during 2012. Such purchases were initiated in the second quarter with approximately $50 million repurchased during the second quarter of 2012 and an additional $85 million in the third quarter of 2012. The discussion of capital within the Consolidated Balance Sheet Review section of this Financial Review includes additional information regarding our common stock repurchase program.

Debt Securities Issued

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

On June 20, 2012, PNC Bank, National Association (PNC Bank, N.A.) issued $1.0 billion of senior extendible floating rate bank notes with an initial maturity date of July 20, 2013, subject to the holder’s monthly option to extend, and a final maturity date of June 20, 2014. Interest is paid at the 3-month LIBOR rate, reset quarterly, plus a spread of 22.5 basis points, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder.

On October 22, 2012, PNC Bank, N.A. issued $1.0 billion of subordinated notes with a maturity date of November 1, 2022. Interest is payable semi-annually, at a fixed rate of 2.70%, on May 1 and November 1 of each year, beginning on May 1, 2013.

Trust Preferred Securities Redeemed

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

4    The PNC Financial Services Group, Inc. – Form 10-Q

On July 30, 2012 we redeemed $450 million of trust preferred securities issued by PNC Capital Trust E with a current distribution rate of 7.750% and $517.5 million of enhanced trust preferred securities issued by National City Capital Trust IV with a current distribution rate of 8.000%. These redemptions together resulted in a noncash charge for unamortized discounts of approximately $95 million in the third quarter of 2012.

Preferred Stock Issued

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

On September 21, 2012 we issued 18 million depositary shares, each representing a 1/4,000th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series Q, in an underwritten public offering resulting in gross proceeds of $450 million to us before commissions and expenses. On October 9, 2012, pursuant to the underwriting agreement for this offering, we issued an additional 1.2 million depositary shares in satisfaction of an option granted to the underwriters in the underwriting agreement to cover over-allotments, resulting in additional gross proceeds of $30 million. We intend to use the net proceeds from the sales of the depositary shares for general corporate purposes, which may include advances to our subsidiaries to finance their activities, repayment of outstanding indebtedness, and repurchases and redemptions of issued and outstanding securities of PNC and its subsidiaries.

Senior Debt and Intended Redemption of Normal APEX

On November 1, 2012 PNC priced its parent company Senior Notes due November 9, 2022 in a secondary public offering made in connection with the remarketing transaction described in Note 20 Subsequent Events in the Notes To Consolidated Financial Statements in this Report. As described in Note 20, PNC has submitted redemption notices to the Property Trustee for the redemption on December 10, 2012 of the 12% Fixed-to-Floating Rate Normal APEX (the “Normal APEX”) issued by the National City Preferred Capital Trust I and related securities and has instructed the Property Trustee to issue the redemption notices to the applicable holders on November 9, 2012, contingent upon the settlement of the secondary offering of parent company senor notes described above and related transactions on that day, which are subject to customary closing conditions. In the fourth quarter of 2012, PNC expects noncash charges for unamortized discounts of $67 million related to this redemption. After the closing of these transactions, including the redemption of the Normal

APEX, only the Senior Notes due November 9, 2022 will remain outstanding.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

The following updates our previous disclosures on recent market and industry developments, including with respect to regulatory developments, mortgage matters and governmental programs. We provide additional information on these matters in the Recent Market and Industry Developments, Residential Mortgage Matters and PNC’s Participation in Select Government Programs sections of the Financial Review in Item 7 of our 2011 Form 10-K and Part I, Item 2 of our First Quarter 2012 Form 10-Q and in the Recent Market and Industry Developments section of our Second Quarter 2012 Form 10-Q. We also refer you to Item 1 Business – Supervision and Regulation and Item 1A Risk Factors included in our 2011 Form 10-K with respect to reforms and regulatory developments affecting PNC and the financial services industry.

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

In June 2012, the US banking regulators requested comment on three sets of proposed rules that implement the Basel III capital framework and also make other changes to US regulatory capital standards for banking institutions. The Basel III proposed rules include heightened capital requirements for banking institutions in terms of both higher quality capital and higher regulatory capital ratios. These proposed rules, among other things, would revise the capital levels at which a banking institution would be subject to the prompt corrective action framework (including the establishment of a new Tier 1 common equity requirement), eliminate or reduce the ability of certain types of capital instruments (including capital issued to third parties by consolidated subsidiaries) to count as regulatory capital, eliminate the Tier 1 treatment of trust preferred securities (as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank)) following a phase-in period beginning in 2013, remove the filter that currently excludes unrealized gains and losses (other than those resulting from other-than-temporary impairments) on available for sale debt securities from affecting regulatory capital, and require new deductions from capital for investments in unconsolidated financial institutions (possibly including BlackRock, Inc.), mortgage servicing assets and deferred tax assets that exceed specified thresholds. The proposed rules also would establish a new capital conservation buffer and, for large or internationally active banks, a

The PNC Financial Services Group, Inc. – Form 10-Q    5

supplemental leverage capital requirement that would take into account certain off-balance sheet exposures and a countercyclical capital buffer that would initially be set at zero in the United States. The proposed Basel III rules would become effective under a phase-in period beginning January 1, 2013 and would be in full effect on January 1, 2019.

The other proposed capital rules issued by the US banking regulators in June 2012 would revise the manner in which a banking institution determines its risk-weighted assets for risk-based capital purposes under the Basel II framework applicable to large or internationally active banks (referred to as the advanced approaches) and under the Basel I framework applicable to all banking institutions (referred to as the standardized approach). These rules would replace references to credit ratings with alternative methodologies for assessing creditworthiness. In addition, among other things, the advanced approaches proposal would implement the changes made to counterparty credit risk weightings by the Basel III capital framework (including the establishment of a credit valuation adjustment for counterparty risk in OTC derivative transactions), and the standardized approach would modify the risk-weighting framework for residential mortgage assets. The advanced approaches proposal would become effective on January 1, 2013, and the standardized approach changes to the Basel I risk-weighting rules are proposed to become effective no later than July 1, 2015. The public comment period on the Basel III, advanced approaches and standardized approach proposed rules closed on October 22, 2012.

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

In October 2012, the Federal Reserve and Office of the Comptroller of the Currency (OCC) adopted final stress testing rules for banking organizations with total consolidated assets of $50 billion or more, including PNC and PNC Bank, N.A. The rules, among other things, describe the types of supervisory scenarios that may be provided in connection with the annual CCAR process conducted by the Federal Reserve in coordination with the OCC, and require that PNC (as well as other bank holding companies with $50 billion or more in total consolidated assets) conduct a separate mid-year stress test and file the results of such test with the Federal Reserve in early July of each year. The rules also require that PNC in March 2013 and September 2013 publicly disclose certain information concerning the company’s estimated revenue, income, losses and regulatory capital position over a forward-looking nine quarter planning horizon under supervisory hypothetical severely adverse macroeconomic scenarios for

March 2013 disclosures and under PNC’s hypothetical severely adverse macroeconomic scenarios for September 2013 disclosures.

HURRICANE SANDY

During the last week of October 2012, Hurricane Sandy caused widespread damage along the East Coast particularly in New Jersey, a key market area for us. The storm resulted in significant property damage to our customers and to the community and the closing or disruption of many businesses, with much of the impact not yet remediated. We are actively reviewing our exposure but are currently unable to reasonably estimate the extent of losses we may incur as a result of these storms.

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
•

The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined in our 2011 Form 10-K, our First and Second Quarter 2012 Form 10-Qs and elsewhere in this Report, and

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

6    The PNC Financial Services Group, Inc. – Form 10-Q

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

For additional information, please see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2011 Form 10-K and in this Report.

INCOME STATEMENT HIGHLIGHTS

•

Net income for the third quarter of 2012 of $925 million increased 11 percent compared to the third quarter of 2011. Strong earnings for the third quarter were driven by customer growth, higher revenue and disciplined credit and expense management. For additional detail, please see the Consolidated Income Statement Review section in this Financial Review.

•

Net interest income of $2.4 billion for the third quarter of 2012 increased 10 percent compared with the third quarter of 2011 driven by the RBC Bank (USA) acquisition, organic loan growth and lower funding costs, somewhat offset by lower purchase accounting accretion.

•	Net interest margin decreased to 3.82% for the third quarter of 2012 compared to 3.89% for the third quarter of 2011, primarily due to lower purchase accounting accretion.
•

Noninterest income of $1.7 billion for the third quarter of 2012 increased $320 million compared to the third quarter of 2011. The increase was primarily due to a pretax gain of $137 million on the sale of 5 million Visa Class B common shares, higher corporate services revenue from the impact of impairments on commercial mortgage servicing rights taken in the third quarter of 2011, and an increase in value of hedges on deferred compensation obligations.

•	The provision for credit losses decreased to $228 million for the third quarter of 2012 compared to $261 million for the third quarter of 2011 as overall credit quality improved.
•	Noninterest expense of $2.7 billion for the third quarter of 2012 increased $510 million compared with the third quarter of 2011 primarily driven by operating expense for the RBC Bank (USA) acquisition, noncash charges related to redemption of trust preferred securities, higher integration costs, and higher personnel expense including an increase in the cost of deferred compensation obligations driven by higher stock market prices.

CREDIT QUALITY HIGHLIGHTS

•	Overall credit quality improved during the third quarter of 2012.
•

Nonperforming assets of $4.0 billion at September 30, 2012 decreased 3 percent compared to December 31, 2011. The decline in nonperforming assets from December 31, 2011 was primarily attributable to decreases in commercial real estate and commercial nonperforming loans. This decrease was offset by higher nonperforming home equity loans from a change in policy made in the first quarter of 2012 which places home equity loans on nonaccrual status when past due 90 days or more compared with 180 days under the prior policy. Additionally, pursuant to regulatory guidance in the third quarter of 2012, nonperforming consumer loans, primarily home equity and residential mortgage, increased $112 million related to changes in treatment of certain loans classified as troubled debt restructurings (TDRs) resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability. Of these loans, approximately 90% are current on their payments.

•

Accruing loans past due 90 days or more of $2.5 billion at September 30, 2012 decreased $517 million, or 17 percent, from December 31, 2011, primarily due to a decline in government insured residential real estate loans and a change in policy for home equity loans past due 90 days being placed on nonaccrual status, compared to prior policy of past due 180 days.

•

Net charge-offs of $331 million decreased $34 million compared to the third quarter of 2011. On an annualized basis, net charge-offs were 0.73% of average loans for the third quarter of 2012 and 0.95% of average loans for the third quarter of 2011.

•	The allowance for loan and lease losses was 2.22% of total loans and 118% of nonperforming loans at September 30, 2012, compared with 2.73% and 122% at December 31, 2011, respectively.

BALANCE SHEET HIGHLIGHTS

•	PNC continued to grow and deepen customer relationships across businesses and geographies through new client acquisition and cross sales.
•	Retail Banking net checking relationships grew 230,000 organically in the first nine months of 2012, or 4 percent on an annualized basis.

The PNC Financial Services Group, Inc. – Form 10-Q    7

•

Corporate & Institutional Banking continued to organically grow and deepen client relationships that meet appropriate risk/return measures. Approximately 775 new primary clients in Corporate Banking were added in the first nine months of 2012.

•	Asset management new primary client acquisitions were nearly 25 percent higher in the first nine months of 2012 compared with the same period of 2011.
•	Total loans increased by $23 billion, or 14 percent, to $182 billion at September 30, 2012 compared to December 31, 2011.
•	Total commercial lending increased by $16.9 billion, or 19 percent, from December 31, 2011, due to strong organic growth and the impact from the RBC Bank (USA) acquisition.
•	Total consumer lending increased $6 billion from December 31, 2011 primarily in home equity and automobile loans, including the impact from the RBC Bank (USA) acquisition.
•	Total deposits were $206 billion at September 30, 2012 compared with $188 billion at December 31, 2011.
•

Transaction deposits increased to $168 billion at September 30, 2012 compared to $148 billion at December 31, 2011, including the impact from the RBC Bank (USA) acquisition as well as organic transaction deposit growth from increases in both consumer and commercial liquidity. Transaction deposits were 82 percent of total deposits at September 30, 2012, reflecting our strong customer focus and core strategy to grow checking relationships.

•	Retail certificates of deposit declined by $4.4 billion at September 30, 2012 from December 31, 2011 due to runoff of maturing accounts.
•	PNC’s balance sheet remained core funded with a loans to deposits ratio of 88 percent at September 30, 2012 and retained a strong bank holding company liquidity position.
•

PNC issued $480 million of 5.375 percent preferred stock in late September and early October 2012. In total, approximately $2 billion of preferred stock was issued in the first nine months of 2012 with a weighted average rate of 5.9 percent. Trust preferred securities redeemed in the first nine months of 2012 totaled $1.8 billion with a weighted average rate of 7.2 percent, effectively lowering funding costs.

•

PNC strengthened its strong capital levels during the third quarter with a Tier 1 common capital ratio of 9.5 percent at September 30, 2012 compared to 9.3 percent at June 30, 2012. The Tier 1 common capital ratio was 10.3 percent at December 31, 2011, and the comparison to September 30, 2012 reflects a decrease of approximately 1.2 percentage points from the acquisition of RBC Bank (USA).
•

PNC’s goal is to be within a Basel III Tier 1 common capital ratio range of between 8.0 to 8.5 percent by year end 2013 without benefit of phase-ins. We believe we are positioned to reach this goal. This belief is based on current understanding of Basel III proposed rules, estimates of Basel II (with proposed modifications) risk-weighted assets, and application of Basel II.5 rules and is subject to development, validation and regulatory approval of related models.

•

In April 2012 the PNC board of directors raised the quarterly cash dividend on common stock to 40 cents per share, an increase of 5 cents per share, or 14 percent. PNC may purchase up to $250 million of common stock under its existing 25 million share repurchase program in open market or privately negotiated transactions during 2012. Such purchases were initiated in the second quarter with approximately $50 million repurchased during the second quarter of 2012 and an additional $85 million repurchased in the third quarter of 2012.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results for the first nine months of 2012 and 2011 and balances at September 30, 2012 and December 31, 2011, respectively.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at September 30, 2012 compared with December 31, 2011.

Total average assets increased to $292.6 billion for the first nine months of 2012 compared with $263.5 billion for the first nine months of 2011, primarily due to an increase of $23.9 billion in average interest-earning assets to $246.8 billion for the first nine months of 2012, compared with $223.0 billion in the first nine months of 2011. The increase in average interest-earning assets was driven primarily by an increase in average total loans, including those acquired from the RBC Bank (USA) acquisition.

Average total loans increased by $23.8 billion to $174.4 billion for the first nine months of 2012 compared with the first nine months of 2011, primarily due to an increase in average commercial loans of $17.2 billion and an increase in average consumer loans of $4.8 billion. Loans added from the RBC Bank (USA) acquisition contributed to the increase. In

8    The PNC Financial Services Group, Inc. – Form 10-Q

addition, average commercial loans increased from organic loan growth primarily in corporate banking and asset-based lending and average consumer loans increased due to growth in indirect auto loans.

Loans represented 71% of average interest-earning assets for the first nine months of 2012 and 68% of average interest-earning assets for the first nine months of 2011.

Average investment securities increased $1.8 billion to $61.3 billion in the first nine months of 2012 compared with the first nine months of 2011. Total investment securities comprised 25% of average interest-earning assets for the first nine months of 2012 and 27% for the first nine months of 2011.

Average noninterest-earning assets totaled $45.8 billion in the first nine months of 2012 compared with $40.5 billion in the first nine months of 2011. The increase included the impact of the RBC Bank (USA) acquisition, including goodwill, and the impact of increases in equity investments.

Average total deposits were $199.6 billion for the first nine months of 2012 compared with $181.9 billion for the first nine months of 2011. The increase of $17.7 billion primarily resulted from an increase in average transaction deposits of $23.1 billion partially offset by a decrease of $7.7 billion in retail certificates of deposit attributable to runoff of maturing accounts. Growth in average noninterest-bearing deposits, average interest-bearing demand deposits and average money market deposits drove the increase in transaction deposits and resulted from deposits added in the RBC Bank (USA) acquisition and organic growth. Average transaction deposits were $159.1 billion for the first nine months of 2012 compared with $136.0 billion for the first nine months of 2011. Total deposits at September 30, 2012 were $206.3 billion compared with $188.0 billion at December 31, 2011 and are further discussed within the Consolidated Balance Sheet Review section of this Report.

Average total deposits represented 68% of average total assets for the first nine months of 2012 and 69% for the first nine months of 2011.

Average borrowed funds increased to $42.4 billion for the first nine months of 2012 compared with $35.7 billion for the first nine months of 2011. An increase in commercial paper and net issuances of Federal Home Loan Bank (FHLB) borrowings during the first nine months of 2012 drove the increase compared with the first nine months of 2011. Total borrowed funds at September 30, 2012 were $43.1 billion compared with $36.7 billion at December 31, 2011 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

Business Segment Highlights

Total business segment earnings were $2.6 billion for the first nine months of 2012 and $2.4 billion for the first nine months of 2011. Highlights of results for the first nine months and the third quarter of 2012 and 2011 are included below. Enhancements were made to the internal funds transfer pricing methodology during the second quarter of 2012. Retrospective application of our new funds transfer pricing methodology has been made to the prior period reportable business segment results and disclosures to create comparability to the current period presentation, which we believe is more meaningful to readers of our financial statements. During the third quarter of 2012, enhancements were made to certain processes and assumptions used to estimate our Allowance for Loan and Lease Losses (ALLL). Specifically, PNC increased the amount of internally observed data used in estimating commercial lending Probabilities of Default (PDs) and Losses Given Default (LGDs). The estimated impact as of the beginning of the third quarter 2012 was approximately an increase of $41 million and a decrease of $55 million to the provision for credit losses of Retail Banking and Corporate & Institutional Banking, respectively. Prior periods are not presented on a comparable basis as it is not practicable to do so. The Business Segments Review section of this Financial Review includes a Results of Businesses-Summary table and further analysis of our business segment results over the first nine months of 2012 and 2011 including presentation differences from Note 19 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 19 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Retail Banking

Retail Banking earned $475 million in the first nine months of 2012 compared with $309 million for the same period a year ago. Earnings increased from the prior year as a result of organic growth in loan and transaction deposit balances, lower rates paid on deposits, a lower provision for credit losses, higher levels of customer-initiated transactions, a gain on the sale of a portion of Visa Class B common shares, and the impact of the RBC Bank (USA) acquisition, partially offset by the regulatory impact of lower interchange fees on debit card transactions and higher additions to legal reserves.

In the third quarter of 2012, Retail Banking earned $192 million compared with earnings of $121 million for the third quarter of 2011. The increase in earnings was primarily due to higher net interest income resulting from the RBC Bank (USA) acquisition, improvements in deposit spreads and growth in indirect auto loans and an increase in noninterest income due to the gain on the sale of a portion of Visa Class B common shares. These increases were partially offset by an increase in noninterest expense due to operating expense for the RBC Bank (USA) acquisition.

The PNC Financial Services Group, Inc. – Form 10-Q    9

Corporate & Institutional Banking

Corporate & Institutional Banking earned $1.7 billion in the first nine months of 2012 as compared with $1.3 billion in the first nine months of 2011. The increase in earnings was primarily due to higher net interest income. We continued to focus on building client relationships including increasing cross sales, adding new clients where the risk-return profile is attractive, and remaining committed to expense discipline.

In the third quarter of 2012, Corporate & Institutional Banking earned $607 million compared with earnings of $437 million in the third quarter of 2011. The increase reflected higher net interest income primarily due to higher average loans from organic growth and the RBC Bank (USA) acquisition as well as an increase in corporate service fees due to the impact of impairments on commercial mortgage servicing rights taken in the third quarter of 2011. These increases, together with higher other noninterest income and lower provision for loan losses, were partially offset by an increase in noninterest expense due to higher compensation-related costs driven by improved performance, higher staffing and operating expense for the RBC Bank (USA) acquisition.

Asset Management Group

Asset Management Group earned $111 million in the first nine months of 2012 compared with $143 million in the first nine months of 2011. Assets under administration were $222 billion at September 30, 2012 and $202 billion at September 30, 2011 driven by the stronger equity markets. Earnings for the first nine months of 2012 reflected an increase in the provision for credit losses and an increase in noninterest expense partially offset by growth in net interest income and noninterest income. Noninterest expense increased due to continued strategic investments in the business. The core growth strategies for the business continue to include: investing in higher growth geographies, increasing internal referral sales and adding new front line sales staff.

In the third quarter of 2012, Asset Management Group earned $37 million compared with $40 million in the third quarter of 2011. The decrease is primarily due to an increase in the provision for credit losses and higher noninterest expense from strategic business investments.

Residential Mortgage Banking

Residential Mortgage Banking reported a loss of $116 million in the first nine months of 2012 compared with earnings of $150 million in the first nine months of 2011. Earnings declined from the prior year period primarily as a result of higher provision for residential mortgage repurchase obligations and higher noninterest expense, partially offset by increased loan sales revenue driven by higher loan origination volume.

In the third quarter of 2012, Residential Mortgage Banking reported earnings of $36 million compared with earnings of $23 million in the third quarter of 2011 due to increased loan sales revenue driven by higher loan origination volume substantially offset by lower net hedging gains on mortgage servicing rights. Noninterest expense increased due to higher residential mortgage volume and servicing costs, partially offset by lower residential mortgage foreclosure-related expenses.

BlackRock

Our BlackRock business segment earned $283 million in the first nine months of 2012 and $271 million in the first nine months of 2011. In the third quarter of 2012, business segment earnings from BlackRock were $105 million compared with $92 million in the third quarter of 2011.

Non-Strategic Assets Portfolio

This business segment consists primarily of acquired non-strategic assets. Non-Strategic Assets Portfolio had earnings of $178 million for the first nine months of 2012 compared with $202 million in the first nine months of 2011. The decrease was primarily attributable to lower net interest income, driven by declines in loan balances and purchase accounting accretion, and an increase in noninterest expense, partially offset by a lower provision for credit losses.

In the third quarter of 2012, Non-Strategic Assets Portfolio had earnings of $40 million compared with $93 million for the third quarter of 2011. The decrease was due to a decrease in net interest income driven by lower purchase accounting accretion and lower loan balances and an increase in noninterest expense primarily related to taxes and insurance on delinquent mortgage loans and higher other real estate owned expense.

Other

“Other” reported a loss of $328 million for the nine months of 2012 compared with earnings of $160 million for the first nine months of 2011. In the third quarter of 2012, “Other” reported a loss of $92 million compared with earnings of $28 million in the third quarter of 2011. The decreases in both 2012 periods were primarily due to higher integration costs and noncash charges related to redemption of trust preferred securities.

10    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first nine months of 2012 was $2.3 billion, a decrease of 11 percent compared with $2.6 billion for the first nine months of 2011. Revenue growth of 6 percent and a decline in the provision for credit losses was more than offset by an increase in noninterest expense which included noncash charges related to redemption of trust preferred securities and higher integration costs. Revenue for the first nine months of 2012 reflected higher net interest income and a gain on sale of 5 million Visa Class B common shares partially offset by a higher provision for residential mortgage repurchase obligations.

Net income for the third quarter of 2012 was $925 million, an increase of 11 percent, compared with $834 million for the third quarter of 2011. The increase in net income was due to revenue growth of 15 percent, a decrease in the provision for credit losses and a lower effective tax rate partially offset by higher noninterest expense. Third quarter 2012 results reflected the RBC Bank (USA) acquisition and included the gain on sale of Visa Class B common shares partially offset by noncash charges related to redemption of trust preferred securities.

Table 2: Net Interest Income and Net Interest Margin

	Three months ended September 30		Nine months ended September 30
Dollars in millions	2012	2011	2012	2011
Net interest income	$2,399	$2,175	$7,216	$6,501
Net interest margin	3.82%	3.89%	3.93%	3.92%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information (Unaudited)—Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

The increases in net interest income compared with both the third quarter of 2011 and the first nine months of 2011 were primarily due to the impact of the RBC Bank (USA) acquisition, organic loan growth, and lower funding costs, somewhat offset by lower purchase accounting accretion.

The net interest margin was 3.93% for the first nine months of 2012 and 3.92% for the first nine months of 2011. The following factors impacted the comparison:

•

The weighted-average rate accrued on interest-bearing liabilities decreased 30 basis points. The rate accrued on interest-bearing deposits, the largest component, decreased 26 basis points, and the rate on total borrowed funds decreased by 60 basis points.

The rate on interest-bearing deposits declined primarily due to the runoff of maturing retail certificates of deposit. The decline in the rate on total borrowed funds is primarily attributable to the redemption of trust preferred securities in the second and third quarters of 2012 in addition to an increase in FHLB borrowings as a lower-cost funding source.

•

These factors were partially offset by a 22 basis point decrease in the yield on interest-earning assets. The yield on loans, the largest portion of our earning assets, decreased 30 basis points primarily due to lower rates on new loan volume in the current low rate environment, as well as the impact from lower purchase accounting accretion.

The net interest margin was 3.82% for the third quarter of 2012 and 3.89% for the third quarter of 2011. The decline was primarily due to lower purchase accounting accretion which accounted for an approximate 13 basis point decrease in net interest margin. The following factors also impacted the comparison:

•

The weighted-average rate accrued on interest-bearing liabilities decreased 28 basis points. The rate accrued on interest-bearing deposits, the largest component, decreased 22 basis points, and the rate on total borrowed funds decreased by 67 basis points. Similar to the nine months comparison, the decreases were primarily due to the runoff of maturing retail certificates of deposit as well as the redemption of trust preferred securities during the second and third quarters of 2012 in addition to an increase in FHLB borrowings as a lower-cost funding source.

•

These factors were partially offset by a 28 basis point decrease in the yield on interest-earning assets. The yield on loans, the largest portion of our earning assets, decreased 41 basis points, due to lower rates on new loan volume in the current low rate environment, as well as the impact from lower purchase accounting accretion.

We expect our fourth quarter 2012 net interest income to remain stable compared to third quarter 2012, as the core net interest income component should continue to grow, offset by the expected decline of approximately $30 million to $35 million in purchase accounting accretion.

With respect to 2013, we expect purchase accounting accretion to decline by approximately $400 million compared to full year 2012. Despite this decline, we expect total revenues in 2013 to exceed total revenues in 2012.

We believe our net interest margin will come under pressure in 2013, assuming that the current low rate environment continues.

Noninterest Income

Noninterest income totaled $4.2 billion for the first nine months of 2012 and $4.3 billion for the first nine months of

The PNC Financial Services Group, Inc. – Form 10-Q    11

2011. The overall decrease in the comparison was primarily due to higher provision for residential mortgage repurchase obligations and lower consumer service fees from the regulatory impact of lower interchange fees on debit card transactions, which were largely offset by the gain on sale of a portion of our Visa Class B common shares, an increase in residential mortgage loan sales revenue related to an increase in loan origination volume and higher corporate services fees from the impact of impairments on commercial mortgage servicing rights taken in the 2011 period.

Noninterest income was $1.7 billion for the third quarter of 2012 and $1.4 billion for the third quarter of 2011. The overall increase was primarily due to the gain on the sale of a portion of our Visa Class B common shares, higher corporate services revenue from the impact of impairments on commercial mortgage servicing rights taken in the third quarter of 2011, and an increase in value of hedges on deferred compensation obligations.

Asset management revenue, including BlackRock, totaled $867 million in the first nine months of 2012 compared with $838 million in the first nine months of 2011. Asset management revenue was $305 million in the third quarter of 2012 compared to $287 million in the third quarter of 2011. The increases were due to stronger equity markets, growth in customers and higher earnings from our BlackRock investment. Discretionary assets under management increased to $112 billion at September 30, 2012 compared with $103 billion at September 30, 2011 driven by stronger equity markets and net positive flows.

For the first nine months of 2012, consumer services fees totaled $842 million compared with $974 million in the first nine months of 2011. Consumer services fees were $288 million in the third quarter of 2012 compared with $330 million in the third quarter of 2011. Lower consumer services fees for both periods reflected the regulatory impact of lower interchange fees on debit card transactions partially offset by customer growth. As further discussed in the Retail Banking section of the Business Segments Review portion of this Financial Review, the Dodd-Frank limits on interchange rates were effective October 1, 2011 and had a negative impact on revenue of approximately $230 million in the first nine months of 2012. This impact was partially offset by higher volumes of customer credit and debit card transactions and the RBC Bank (USA) acquisition.

Corporate services revenue increased to $817 million in the first nine months of 2012 compared with $632 million in the first nine months of 2011. Corporate services revenue was $295 million in the third quarter of 2012 compared with $187 million in the third quarter of 2011. The impact of commercial mortgage servicing rights impairments taken in the 2011 periods, and higher merger and acquisition advisory fees in the nine months comparison led to the increases in corporate services revenue.

Residential mortgage revenue decreased to $284 million in the first nine months of 2012 from $556 million in the first nine months of 2011 due to a higher provision for residential mortgage repurchase obligations of $507 million in the 2012 period, including $438 million in the second quarter of 2012, compared with $66 million in the first nine months of 2011. This decrease in residential mortgage revenue was partially offset by an increase in loan sales revenue driven by higher loan origination volume.

For the third quarter of 2012, residential mortgage revenue increased to $227 million compared to $198 million in the third quarter of 2011 due to higher loan sales revenue driven by higher loan origination volume partially offset by lower net hedging gains on mortgage servicing rights. Provision for residential mortgage repurchase obligations for these periods was $37 million and $31 million, respectively. Third quarter 2012 mortgage repurchase activity continued to track expectations and primarily reflected refinements to our life of loan reserve estimates and also new origination activity.

Service charges on deposits grew to $423 million for the first nine months of 2012 from $394 million for the first nine months of 2011 and increased to $152 million for the third quarter of 2012 compared with $140 million for the third quarter of 2011. The increases in both periods reflected continued success in growing customers, including the RBC Bank (USA) acquisition.

Net gains on sales of securities totaled $159 million for the first nine months of 2012 and $187 million for the first nine months of 2011. Net gains on sales of securities were $40 million for the third quarter of 2012 and $68 million for the third quarter of 2011.

The net credit component of other-than-temporary impairment (OTTI) of securities recognized in earnings was a loss of $96 million in the first nine months of 2012, including a loss of $24 million in the third quarter, compared with losses of $108 million and $35 million for the same periods in 2011, respectively.

Other noninterest income totaled $931 million for the first nine months of 2012 compared with $803 million for the first nine months of 2011. Other noninterest income totaled $406 million for the third quarter of 2012 and $194 million for the third quarter of 2011. The increases in both periods were primarily due to the $137 million gain on the sale of 5 million Visa Class B common shares during the third quarter of 2012 and, in the comparison to the prior year quarter, an increase in value of hedges on deferred compensation obligations due to higher stock market prices. These higher prices also resulted in a similar increase in noninterest expense compared to the third quarter 2011.

We continue to hold approximately 18 million Visa Class B common shares with an estimated fair value of approximately $1 billion as of September 30, 2012. Our recorded investment

12    The PNC Financial Services Group, Inc. – Form 10-Q

in these remaining shares was approximately $343 million at September 30, 2012.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Further details regarding our trading activities are included in the Market Risk Management – Trading Risk portion of the Risk Management section of this Financial Review. Further details regarding private and other equity investments are included in the Market Risk Management – Equity And Other Investment Risk section, and further details regarding gains or losses related to our equity investment in BlackRock are included in the Business Segments Review section.

Product Revenue

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities for customers of all our business segments. A portion of the revenue and expense related to these products is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in the Corporate & Institutional Banking table in the Business Segments Review section of this Financial Review includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue comprised of fees and net interest income from customer deposit balances, totaled $1.0 billion for the first nine months of 2012 and $943 million for the first nine months of 2011. For the third quarter of 2012, treasury management revenue was $346 million compared with $319 million for the third quarter of 2011. Higher deposit balances along with strong growth in commercial card, lockbox and traditional payment products including wire and ACH led to the favorable results.

Revenue from capital markets-related products and services totaled $482 million in the first nine months of 2012 compared with $462 million in the first nine months of 2011. The year-to-date comparison reflects strong customer driven capital markets activity and higher merger and acquisition advisory fees. For the third quarter of 2012, capital markets-related revenue was $175 million compared with $158 million for the third quarter of 2011. This comparison reflects the decreased impact of counterparty credit risk on valuations of customer derivatives positions.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization, and commercial mortgage servicing rights valuations net of economic hedge), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $213 million in the first nine months of 2012 compared with $43 million in the first nine months of 2011. For the third quarter of 2012, revenue from commercial mortgage banking activities was $84 million compared to a loss of $21 million for the third quarter of 2011. Both comparisons increased due to the impact of impairments on commercial mortgage servicing rights taken in the 2011 periods.

Provision For Credit Losses

The provision for credit losses totaled $669 million for the first nine months of 2012 compared with $962 million for the first nine months of 2011. The provision for credit losses was $228 million for the third quarter of 2012 compared with $261 million for the third quarter of 2011. The declines in the comparisons were driven by overall credit quality improvement.

We expect provision for the fourth quarter of 2012 to be similar to the provision recorded in recent quarters.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Noninterest expense was $7.8 billion for the first nine months of 2012 and $6.4 billion for the first nine months of 2011. Noninterest expense for the first nine months of 2012 included integration costs of $232 million, noncash charges of $225 million related to redemption of trust preferred securities, and $134 million of residential mortgage foreclosure-related expenses. The first nine months of 2011 included $84 million of residential mortgage foreclosure-related expenses and $14 million of integration costs. In addition, operating expense for the RBC Bank (USA) acquisition, higher personnel expense, including an increase in the cost of deferred compensation obligations driven by higher stock market prices, higher additions to legal reserves and increased expenses for other real estate owned contributed to the increase in noninterest expense in the first nine months of 2012.

Noninterest expense totaled $2.7 billion for the third quarter of 2012 compared with noninterest expense of $2.1 billion for the third quarter of 2011. Third quarter 2012 expense included noncash charges of $95 million related to redemption of trust preferred securities and integration costs of $35 million. The third quarter of 2011 included integration costs of $8 million. Similar to the nine month comparison, operating expenses for the RBC Bank (USA) acquisition, higher personnel expense, including an increase in the cost of deferred compensation obligations driven by higher stock market prices, and increased expenses for other real estate owned also

The PNC Financial Services Group, Inc. – Form 10-Q    13

contributed to the increase in noninterest expense compared to the prior year quarter.

We expect noninterest expense for the fourth quarter of 2012 to include $67 million in non-cash charges assuming a redemption and remarketing of approximately $500 million in hybrid capital securities with a current all-in funding cost of 12 percent. If we complete the planned remarketing process, we will need to replace this funding with bank holding company debt in the near future.

We expect integration costs of $51 million in the fourth quarter of 2012. PNC’s continuous improvement target for 2012 is to exceed a total of $550 million in annualized cost savings at PNC and in integration savings at RBC Bank (USA). As of September 30, 2012, we had identified more than 600 initiatives to deliver these savings goals and captured more than $417 million in estimated savings year to date.

Effective Income Tax Rate

The effective income tax rate was 24.5% in the first nine months of 2012 compared with 24.8% in the first nine months of 2011. For the third quarter of 2012, our effective income tax rate was 23.6% compared with 27.0% for the third quarter of 2011. The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing partnerships and other tax exempt investments.

CONSOLIDATED BALANCE SHEET REVIEW

Table 3: Summarized Balance Sheet Data

In millions	Sept. 30 2012	Dec. 31 2011
Assets
Loans	$181,864	$159,014
Investment securities	62,814	60,634
Cash and short-term investments	10,993	9,992
Loans held for sale	2,737	2,936
Goodwill and other intangible assets	10,941	10,144
Equity investments	10,846	10,134
Other, net	20,608	18,351
Total assets	$300,803	$271,205
Liabilities
Deposits	$206,263	$187,966
Borrowed funds
Commercial paper	10,731	4,271
Other	32,373	32,433
Other	9,634	9,289
Total liabilities	259,001	233,959
Total shareholders’ equity	38,683	34,053
Noncontrolling interests	3,119	3,193
Total equity	41,802	37,246
Total liabilities and equity	$300,803	$271,205

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in this Report.

The increase in total assets of $29.6 billion at September 30, 2012 compared with December 31, 2011 was primarily due to the addition of assets from the RBC Bank (USA) acquisition and organic loan growth. Total liabilities increased $25 billion from September 30, 2012 compared with December 31, 2011 primarily due to the addition of deposits from the RBC Bank (USA) acquisition, organic growth in transaction deposits and net commercial paper issuances.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances of $181.9 billion at September 30, 2012 and $159.0 billion at December 31, 2011 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums of $2.9 billion at September 30, 2012 and $2.3 billion at December 31, 2011, respectively. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

Loans increased $22.9 billion as of September 30, 2012 compared with December 31, 2011. On March 2, 2012, our RBC Bank (USA) acquisition added $14.5 billion of loans, which included $6.4 billion of commercial, $2.5 billion of commercial real estate, $3.4 billion of consumer (including $3.0 billion of home equity loans and $.3 billion of credit card loans), $2.1 billion of residential real estate, and $.1 billion of equipment lease financing loans. Excluding acquisition activity, the growth in commercial loans was due to organic growth in the portfolio while the growth in consumer loans was primarily driven by organic growth in automobile loans and the acquisition of an indirect automobile loan portfolio. In addition, excluding acquisition activity, the decline in residential real estate loans was due to continued run-off of acquired portfolios and lower education loans.

Loans represented 60% of total assets at September 30, 2012 and 59% of total assets at December 31, 2011. Commercial lending represented 58% of the loan portfolio at September 30, 2012 and 56% at December 31, 2011. Consumer lending represented 42% at September 30, 2012 and 44% at December 31, 2011.

Commercial real estate loans represented 10% of total loans and 6% of total assets at both September 30, 2012 and December 31, 2011. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional details of loans.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Table 4: Details Of Loans

In millions	Sept. 30 2012	Dec. 31 2011
Commercial Lending
Commercial
Retail/wholesale trade	$13,381	$11,539
Manufacturing	13,498	11,453
Service providers	11,822	9,717
Real estate related (a)	10,208	8,488
Financial services	9,136	6,646
Health care	6,652	5,068
Other industries	14,971	12,783
Total commercial	79,668	65,694
Commercial real estate
Real estate projects	12,801	10,640
Commercial mortgage	5,808	5,564
Total commercial real estate	18,609	16,204
Equipment lease financing	6,923	6,416
Total Commercial Lending	105,200	88,314
Consumer Lending
Home equity
Lines of credit	24,007	22,491
Installment	11,871	10,598
Total home equity	35,878	33,089
Residential real estate
Residential mortgage	14,505	13,885
Residential construction	878	584
Total residential real estate	15,383	14,469
Credit card	4,135	3,976
Other consumer
Education	8,415	9,582
Automobile	8,328	5,181
Other	4,525	4,403
Total other consumer	21,268	19,166
Total Consumer Lending	76,664	70,700
Total loans (b)	$181,864	$159,014
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Construction loans with interest reserves, and A/B Note restructurings are not significant to PNC.

Total loans above include purchased impaired loans of $7.7 billion, or 4% of total loans, at September 30, 2012, and $6.7 billion, or 4% of total loans, at December 31, 2011. The increase is related to the addition of purchased impaired loans from the RBC Bank (USA) acquisition.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $116 billion for the first nine months of 2012, including $40 billion in the third quarter.

Our loan portfolio continued to be diversified among numerous industries and types of businesses in our principal geographic markets.

Because commercial lending is 58% of total loans, the commercial lending allowance for loan and lease losses is most impacted by changes in assumptions and judgments underlying the determination of the ALLL. This estimate considers factors such as:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro economic factors,
•	Changes in risk selection and underwriting standards, and
•	Timing of available information.

Higher Risk Loans

Our total ALLL of $4.0 billion at September 30, 2012 consisted of $1.8 billion and $2.2 billion established for the commercial lending and consumer lending categories, respectively. The ALLL included what we believe to be appropriate loss coverage on higher risk loans in the commercial and consumer portfolios. We do not consider government insured or guaranteed loans to be higher risk as defaults are materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans and ALLL is included in Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    15

Table 5: Accretion – Purchased Impaired Loans

	Three months ended September 30		Nine months ended September 30
In millions	2012 (a)	2011 (b)	2012 (a)	2011 (b)
Impaired loans
Scheduled accretion	$175	$166	$511	$512
Reversal of contractual interest on impaired loans	(103)	(99)	(311)	(293)
Scheduled accretion net of contractual interest	72	67	200	219
Excess cash recoveries	21	72	112	193
Total impaired loans	$93	$139	$312	$412
(a)	Represents National City and RBC Bank (USA) acquisitions.
(b)	Represents National City acquisition.

Table 6: Accretable Net Interest – Purchased Impaired Loans

In millions	2012	2011
January 1	$2,109	$2,185
Addition of accretable yield due to RBC Bank (USA) acquisition on March 2, 2012	587
Accretion	(511)	(512)
Excess cash recoveries	(112)	(193)
Net reclassifications to accretable from non-accretable and other activity	191	795
September 30 (a)	$2,264	$2,275
(a)	As of September 30, 2012, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $1.3 billion in future periods. This will offset the total net accretable interest in future interest income of $2.3 billion on purchased impaired loans.

Table 7: Valuation of Purchased Impaired Loans

	September 30, 2012 (a)		December 31, 2011 (b)
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$1,937		$988
Purchased impaired mark	(535)		(136)
Recorded investment	1,402		852
Allowance for loan losses	(229)		(229)
Net investment	1,173	61%	623	63%
Consumer and residential mortgage loans:
Unpaid principal balance	6,976		6,533
Purchased impaired mark	(629)		(718)
Recorded investment	6,347		5,815
Allowance for loan losses	(839)		(769)
Net investment	5,508	79%	5,046	77%
Total purchased impaired loans:
Unpaid principal balance	8,913		7,521
Purchased impaired mark	(1,164)		(854)
Recorded investment	7,749		6,667
Allowance for loan losses	(1,068)		(998)
Net investment	$6,681	75%	$5,669	75%
(a)	Represents National City and RBC Bank (USA) acquisitions.
(b)	Represents National City acquisition.

16    The PNC Financial Services Group, Inc. – Form 10-Q

The unpaid principal balance of purchased impaired loans increased from $7.5 billion at December 31, 2011 to $8.9 billion at September 30, 2012 due to the acquisition of RBC Bank (USA), partially offset by payments, disposals, and charge-offs of amounts determined to be uncollectible. The remaining purchased impaired mark at September 30, 2012 was $1.2 billion, which was an increase from $0.9 billion at December 31, 2011. The associated allowance for loan losses increased $70 million at September 30, 2012 compared to December 31, 2011. The net investment of $5.7 billion at December 31, 2011 also increased 18% to $6.7 billion at September 30, 2012. At September 30, 2012, our largest individual purchased impaired loan had a recorded investment of $18 million.

We currently expect to collect total cash flows of $9.0 billion on purchased impaired loans, representing the $6.7 billion net investment (carrying value) at September 30, 2012 and the accretable net interest of $2.3 billion shown in the Accretable Net Interest-Purchased Impaired Loans table. These represent the net future expected cash flows on purchased impaired loans, as contractual interest will be reversed.

Weighted Average Life of the Purchased Impaired Portfolios

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of the third quarter of 2012.

Table 8: Weighted Average Life of the Purchased Impaired Portfolios

	September 30, 2012
in millions	Recorded Investment	WAL (a)
Commercial	$354	2.1 years
Commercial real estate	1,048	2.1 years
Consumer (b)	2,697	4.2 years
Residential real estate	3,650	4.5 years
Total	$7,749	3.9 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

Purchased Impaired Loans – Accretable Difference Sensitivity Analysis

The following table provides a sensitivity analysis on the Purchased Impaired Loan portfolio. The analysis reflects hypothetical changes in key drivers for expected cash flows over the life of the loans under declining and improving conditions at a point in time. Any unusual significant economic events or changes, as well as other variables not considered below (e.g., natural or widespread disasters), could result in impacts outside of the ranges represented below. Additionally, commercial and commercial real estate loan settlements or sales proceeds can vary widely from appraised values due to a number of factors including, but not limited to special use considerations, liquidity premiums, and improvements / deterioration in other income sources.

Table 9: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	For quarter ended September 30, 2012	Declining Scenario (a)	Improving Scenario (b)
Expected Cash Flows	$9.0	$(.4)	$.7
Accretable Difference	2.3		.4
Allowance for Loan and Lease Losses	(1.1)	(.4)	.3
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans, we assume home price forecast decreases by 10% and unemployment rate forecast increases by 2 percentage points; for commercial loans, we assume that collateral values decrease by 10%.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by 10%, unemployment rate forecast decreases by 2 percentage points and interest rate forecast increases by 2 percentage points; for commercial loans, we assume that collateral values increase by 10%.

The impact of declining cash flows is primarily reflected as immediate impairment (allowance for loan losses). The impact of increased cash flows is first recognized as a reversal of the allowance with any additional cash flow increases reflected as an increase in accretable yield over the life of the loan.

Net Unfunded Credit Commitments

Net unfunded credit commitments are comprised of the following:

Table 10: Net Unfunded Credit Commitments

In millions	September 30 2012	December 31 2011
Commercial / commercial real estate (a)	$75,790	$64,955
Home equity lines of credit	20,075	18,317
Credit card	17,692	16,216
Other	4,728	3,783
Total	$118,285	$103,271
(a)	Less than 5% of these amounts at each date relate to commercial real estate.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $21.4 billion at September 30, 2012 and $20.2 billion at December 31, 2011.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $770 million at September 30, 2012 and $742 million at December 31, 2011 and are included in the preceding table primarily within the Commercial / commercial real estate category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $11.4 billion at September 30, 2012 and $10.8 billion at December 31, 2011. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

The PNC Financial Services Group, Inc. – Form 10-Q    17

Information regarding our allowance for unfunded loan commitments and letters of credit is included in Note 7 Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements of this Report.

INVESTMENT SECURITIES

Table 11: Details of Investment Securities

	September 30, 2012		December 31, 2011
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale (a)	$50,534	$52,133	$48,609	$48,568
Securities held to maturity	10,681	11,232	12,066	12,450
Total securities	$61,215	$63,365	$60,675	$61,018
(a)	Includes $321 million of both amortized cost and fair value of securities classified as corporate stocks and other at September 30, 2012. Comparably, at December 31, 2011, amortized cost and fair value of these corporate stocks and other was $368 million. The remainder of securities available for sale are debt securities.

The carrying amount of investment securities totaled $62.8 billion at September 30, 2012, an increase of $2.2 billion, or 4%, from $60.6 billion at December 31, 2011. The increase primarily reflected an increase of $1.9 billion in available for sale asset-backed securities which is primarily due to securities added in the RBC Bank (USA) acquisition, an increase of $1.1 billion in available for sale agency residential mortgage-backed securities due to net purchase activity, and an increase of $0.7 billion in available for sale non-agency residential mortgage-backed securities due to increases in fair value at September 30, 2012. These increases were partially offset by a $1.4 billion decrease in held to maturity debt securities due to principal payments of the held to maturity securities. Investment securities represented 21% of total assets at September 30, 2012 and 22% at December 31, 2011.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. US Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively represented 60% of the investment securities portfolio at September 30, 2012.

At September 30, 2012, the securities available for sale portfolio included a net unrealized gain of $1.6 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2011 was a net unrealized loss of $41 million. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The improvement in the net unrealized gain as compared with a loss at December 31, 2011 was primarily due to the effect of higher valuations of non-agency residential mortgage-backed securities which had a decrease in net unrealized losses of $1.0 billion. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss from continuing operations, net of tax on our Consolidated Balance Sheet.

Additional information regarding our investment securities is included in Note 8 Investment Securities and Note 9 Fair Value in our Notes to Consolidated Financial Statements included in this Report.

Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital under currently effective capital rules. However, reductions in the credit ratings of these securities could have an impact on the liquidity of the securities or the determination of risk-weighted assets which could reduce our regulatory capital ratios under currently effective capital rules. In addition, the amount representing the credit-related portion of OTTI on available for sale securities would reduce our earnings and regulatory capital ratios. Reductions in credit ratings of these securities would not have a direct impact on the risk-weightings of these securities under the proposed capital rules issued by the US banking regulators in June 2012 as discussed in Recent Market and Industry Developments in the Executive Summary section of this Financial Review.

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 3.8 years at September 30, 2012 and 3.7 years at December 31, 2011.

We estimate that, at September 30, 2012, the effective duration of investment securities was 2.3 years for an immediate 50 basis points parallel increase in interest rates and 2.3 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2011 were 2.6 years and 2.4 years, respectively.

18    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination, where available, for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

Table 12: Vintage, Current Credit Rating, and FICO Score for Asset-Backed Securities

	September 30, 2012
	Agency		Non-agency
Dollars in millions	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Asset- Backed Securities (a)
Fair Value – Available for Sale	$27,930	$651	$6,220	$3,281	$5,539
Fair Value – Held to Maturity	4,800	1,380		2,893	775
Total Fair Value	$32,730	$2,031	$6,220	$6,174	$6,314
% of Fair Value:
By Vintage
2012	15%	1%		7%
2011	28%	48%		6%	1%
2010	26%	11%		4%	4%
2009	10%	19%		2%	2%
2008	3%	3%			1%
2007	3%	2%	25%	11%	4%
2006	1%	4%	21%	21%	7%
2005 and earlier	6%	12%	53%	48%	6%
Not Available	8%		1%	1%	75%
Total	100%	100%	100%	100%	100%
By Credit Rating (at September 30, 2012)
Agency	100%	100%
AAA			1%	73%	62%
AA			1%	7%	27%
A			2%	14%	1%
BBB			4%	2%
BB			13%	2%
B			6%		1%
Lower than B			72%		9%
No rating			1%	2%
Total	100%	100%	100%	100%	100%
By FICO Score (at origination)
>720			56%		2%
<720 and >660			31%		6%
<660					3%
No FICO score			13%		89%
Total			100%		100%
(a)	Available for sale asset-backed securities include $3 million of available for sale agency asset-backed securities.

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

The PNC Financial Services Group, Inc. – Form 10-Q    19

For those debt securities where we do not intend to sell and believe we will not be required to sell the securities prior to expected recovery we recognize the credit portion of OTTI charges in current earnings and the noncredit portion of OTTI is included in Accumulated other comprehensive income (loss). Also see our Consolidated Statement of Comprehensive Income.

We recognized OTTI for the third quarter and first nine months of 2012 and 2011 as follows:

Table 13: Other-Than-Temporary Impairments

	Three months ended September 30		Nine months ended September 30
In millions	2012	2011	2012	2011
Credit portion of OTTI losses (a)
Non-agency residential mortgage-backed	$23	$30	$86	$93
Asset-backed	1	5	9	14
Other debt			1	1
Total credit portion of OTTI losses	24	35	96	108
Noncredit portion of OTTI (recoveries) (b)	2	87	(22)	117
Total OTTI losses	$26	$122	$74	$225
(a)	Reduction of Noninterest income on our Consolidated Income Statement.
(b)	Included in Accumulated other comprehensive income (loss), net of tax, on our Consolidated Balance Sheet. Also see our Consolidated Statement of Comprehensive Income.

20    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes net unrealized gains and losses recorded on non-agency residential and commercial mortgage-backed securities and other asset-backed securities, which represent our most significant categories of securities not backed by the US government or its agencies. A summary of all OTTI credit losses recognized for the first nine months of 2012 by investment type is included in Note 8 Investment Securities in the Notes To Consolidated Financial Statements in this Report.

Table 14: Net Unrealized Gains and Losses on Non-Agency Securities

	September 30, 2012
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities (a)
Available for Sale Securities (Non-Agency)
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain (Loss)
Credit Rating Analysis
AAA	$76	$2	$1,849	$95	$3,323	$23
Other Investment Grade (AA, A, BBB)	410	38	1,224	89	1,574	9
Total Investment Grade	486	40	3,073	184	4,897	32
BB	814	(81)	98	4	4
B	397	(8)			54	(2)
Lower than B	4,493	(45)			558	(63)
Total Sub-Investment Grade	5,704	(134)	98	4	616	(65)
Total No Rating	30	1	110	5	23	(16)
Total	$6,220	$(93)	$3,281	$193	$5,536	$(49)
OTTI Analysis
Investment Grade:
OTTI has been recognized
No OTTI recognized to date	$486	$40	$3,073	$184	$4,897	$32
Total Investment Grade	486	40	3,073	184	4,897	32
Sub-Investment Grade:
OTTI has been recognized	3,783	(233)			583	(62)
No OTTI recognized to date	1,921	99	98	4	33	(3)
Total Sub-Investment Grade	5,704	(134)	98	4	616	(65)
No Rating:
OTTI has been recognized					23	(16)
No OTTI recognized to date	30	1	110	5
Total No Rating	30	1	110	5	23	(16)
Total	$6,220	$(93)	$3,281	$193	$5,536	$(49)
Securities Held to Maturity (Non-Agency)
Credit Rating Analysis
AAA			$2,646	$95	$563	$2
Other Investment Grade (AA, A, BBB)			247	14	208	1
Total Investment Grade			2,893	109	771	3
BB					4
B
Lower than B
Total Sub-Investment Grade					4
Total No Rating
Total			$2,893	$109	$775	$3
(a)	Excludes $3 million of available for sale agency asset-backed securities.

The PNC Financial Services Group, Inc. – Form 10-Q    21

Residential Mortgage-Backed Securities

At September 30, 2012, our residential mortgage-backed securities portfolio was comprised of $32.7 billion fair value of US government agency-backed securities and $6.2 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first nine months of 2012, we recorded OTTI credit losses of $86 million on non-agency residential mortgage-backed securities. All of the losses were associated with securities rated below investment grade. As of September 30, 2012, the noncredit portion of impairment recorded in Accumulated other comprehensive income for non-agency residential mortgage-backed securities for which we have recorded an OTTI credit loss totaled $233 million and the related securities had a fair value of $3.8 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of September 30, 2012 totaled $1.9 billion, with unrealized net gains of $99 million. The results of our security-level assessments indicate that we will recover the entire cost basis of these securities. Note 8 Investment Securities in the Notes To Consolidated Financial Statements in this Report provides further detail regarding our process for assessing OTTI for these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $6.2 billion at September 30, 2012 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $2 billion fair value at September 30, 2012 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on commercial mortgage-backed securities during the first nine months of 2012.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $6.3 billion at September 30, 2012 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, automobile loans, and student loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

We recorded OTTI credit losses of $9 million on asset-backed securities during the first nine months of 2012. All of the securities are collateralized by first lien and second lien residential mortgage loans and are rated below investment grade. As of September 30, 2012, the noncredit portion of impairment recorded in Accumulated other comprehensive income for asset-backed securities for which we have recorded an OTTI credit loss totaled $78 million and the related securities had a fair value of $606 million.

For the sub-investment grade investment securities (available for sale and held to maturity) for which we have not recorded an OTTI loss through September 30, 2012, the remaining fair value was $37 million, with unrealized net losses of $3 million. The results of our security-level assessments indicate that we will recover the cost basis of these securities. Note 8 Investment Securities in the Notes To Consolidated Financial Statements in this Report provides further detail regarding our process for assessing OTTI for these securities.

If current housing and economic conditions were to worsen, and if market volatility and illiquidity were to worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

Table 15: Loans Held For Sale

In millions	September 30 2012	December 31 2011
Commercial mortgages at fair value	$811	$843
Commercial mortgages at lower of cost or fair value	372	451
Total commercial mortgages	1,183	1,294
Residential mortgages at fair value	1,477	1,522
Other	77	120
Total	$2,737	$2,936

We stopped originating certain commercial mortgage loans designated as held for sale in 2008 and continue pursuing opportunities to reduce these positions at appropriate prices. We sold $32 million in unpaid principal balance of these commercial mortgage loans held for sale carried at fair value

22    The PNC Financial Services Group, Inc. – Form 10-Q

in the first nine months of 2012. We sold $25 million of these loans in the first nine months of 2011.

We recognized total net gains of $13 million in the first nine months of 2012, including losses of $2 million in the third quarter, on the valuation and sale of commercial mortgage loans held for sale, net of hedges. Total net gains of $26 million on the valuation and sale of commercial mortgage loans held for sale, net of hedges, were recognized in the first nine months of 2011, including gains of $6 million in the third quarter.

Residential mortgage loan origination volume was $10.8 billion in the first nine months of 2012 compared to $8.4 billion for the first nine months of 2011. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards.

We sold $10.5 billion of residential mortgage loans and recognized related gains of $534 million during the first nine months of 2012, of which $216 million occurred in the third quarter. The comparable amounts for the first nine months of 2011 were $9.2 billion and $274 million, respectively, including $103 million in the third quarter.

Interest income on loans held for sale was $127 million in the first nine months of 2012, including $32 million in the third quarter. Comparable amounts for 2011 were $153 million and $46 million, respectively. These amounts are included in Other interest income on our Consolidated Income Statement.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets totaled $10.9 billion at September 30, 2012 and $10.1 billion at December 31, 2011. During the first nine months of 2012, PNC recorded goodwill of $950 million and other intangible assets of $180 million associated with the RBC Bank (USA) acquisition. See Note 2 Acquisition and Divestiture Activity and Note 10 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in this Report.

FUNDING AND CAPITAL SOURCES

Table 16: Details Of Funding Sources

In millions	September 30 2012	December 31 2011
Deposits
Money market	$103,228	$89,912
Demand	65,145	57,717
Retail certificates of deposit	25,070	29,518
Savings	10,098	8,705
Time deposits in foreign offices and other time	2,722	2,114
Total deposits	206,263	187,966
Borrowed funds
Federal funds purchased and repurchase agreements	3,877	2,984
Federal Home Loan Bank borrowings	9,942	6,967
Bank notes and senior debt	9,960	11,793
Subordinated debt	6,754	8,321
Commercial paper	10,731	4,271
Other	1,840	2,368
Total borrowed funds	43,104	36,704
Total	$249,367	$224,670

Total funding sources increased $24.7 billion at September 30, 2012 compared with December 31, 2011.

Total deposits increased $18.3 billion, or 10%, at September 30, 2012 compared with December 31, 2011. On March 2, 2012, our RBC Bank (USA) acquisition added $18.1 billion of deposits, including $6.9 billion of money market, $6.7 billion of demand deposit, $4.1 billion of retail certificates of deposit, and $.4 billion of savings accounts. Excluding acquisition activity, money market, demand deposits, savings and time deposits in foreign offices and other time deposit accounts increased for the nine months ended September 30, 2012, partially offset by the maturity of retail certificates of deposit. Interest-bearing deposits represented 69% of total deposits at both September 30, 2012 and December 31, 2011. Total borrowed funds increased $6.4 billion since December 31, 2011. The change from December 31, 2011 was due to an increase in Federal funds purchased and repurchase agreements along with an increase in FHLB borrowings and commercial paper, partially offset by repayments and maturities of bank notes and senior debt and the redemption of trust preferred securities.

Capital

See 2012 Capital and Liquidity Actions in the Executive Summary section of this Financial Review and Note 20 Subsequent Events in the Notes To Consolidated Financial Statements in this Report for information regarding our 2012 capital activities.

The PNC Financial Services Group, Inc. – Form 10-Q    23

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or hybrid instruments, executing treasury stock transactions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $4.6 billion, to $38.7 billion, at September 30, 2012 compared with December 31, 2011 and included an increase in retained earnings of $1.6 billion. The issuance of preferred stock in September 2012 and April 2012 contributed to the increase in capital surplus of $1.9 billion. Accumulated other comprehensive income increased $1.1 billion, to $1.0 billion, at September 30, 2012 compared with a loss of $0.1 billion at December 31, 2011 primarily due to net unrealized gains on securities compared to a net loss. Common shares outstanding were 529 million at September 30, 2012 and 527 million at December 31, 2011.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, regulatory and contractual limitations, and the potential impact on our credit ratings. Consistent with our capital plan submitted to the Federal Reserve in the first quarter of 2012, we may purchase up to $250 million of common stock under this program during 2012. Such purchases were initiated during the second quarter and approximately $135 million had been repurchased as of September 30, 2012.

Table 17: Risk-Based Capital

Dollars in millions	September 30 2012	December 31 2011
Capital components
Shareholders’ equity
Common	$35,124	$32,417
Preferred	3,559	1,636
Trust preferred capital securities	771	2,354
Noncontrolling interests	1,346	1,351
Goodwill and other intangible assets	(9,945)	(9,027)
Eligible deferred income taxes on goodwill and other intangible assets	367	431
Pension, other postretirement benefit plan adjustments	686	755
Net unrealized securities (gains) losses, after-tax	(1,050)	41
Net unrealized gains on cash flow hedge derivatives, after-tax	(656)	(717)
Other	(144)	(168)
Tier 1 risk-based capital	30,058	29,073
Subordinated debt	3,996	4,571
Eligible allowance for credit losses	3,229	2,904
Total risk-based capital	$37,283	$36,548
Tier 1 common capital
Tier 1 risk-based capital	$30,058	$29,073
Preferred equity	(3,559)	(1,636)
Trust preferred capital securities	(771)	(2,354)
Noncontrolling interests	(1,346)	(1,351)
Tier 1 common capital	$24,382	$23,732
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$257,297	$230,705
Adjusted average total assets	289,491	261,958
Capital ratios
Tier 1 common	9.5%	10.3%
Tier 1 risk-based	11.7	12.6
Total risk-based	14.5	15.8
Leverage	10.4	11.1

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% Basel I regulatory minimum, and they have required the largest US bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet credit needs of their customers through estimated stress scenarios. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their

24    The PNC Financial Services Group, Inc. – Form 10-Q

evaluation of bank holding company capital levels, although a formal ratio for this metric is not provided for in current regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our September 30, 2012 capital levels were aligned with them.

Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Accordingly, PNC has redeemed some of its trust preferred securities and will consider redeeming others on or after their first call date, based on such considerations as dividend rates, future capital requirements, capital market conditions and other factors. See 2012 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our April 2012, May 2012, and July 2012 redemptions of trust preferred securities. See Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2011 Form 10-K and Note 11 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities and Note 20 Subsequent Events in the Notes To Consolidated Financial Statements in this Report for additional information on trust preferred securities.

Our Tier 1 common capital ratio was 9.5% at September 30, 2012, compared with 10.3% at December 31, 2011. Our Tier 1 risk-based capital ratio decreased 90 basis points to 11.7% at September 30, 2012 from 12.6% at December 31, 2011. Our total risk-based capital ratio declined 130 basis points to 14.5% at September 30, 2012 from 15.8% at December 31, 2011. The decline in these ratios was primarily due to goodwill and risk-weighted assets as a result of the RBC Bank (USA) acquisition and organic asset growth resulting in higher risk-weighted assets. Our Tier 1 risk-based capital ratio reflected our 2012 capital actions of issuing approximately $1.9 billion of preferred stock and redeeming approximately $1.8 billion of trust preferred securities. Risk-weighted assets increased $26.6 billion from $230.7 billion at December 31, 2011 to $257.3 billion at September 30, 2012 due to the RBC Bank (USA) acquisition and organic loan growth for the first nine months of 2012.

At September 30, 2012, PNC and PNC Bank, National Association (PNC Bank), our domestic bank subsidiary, were both considered “well capitalized” based on US regulatory capital ratio requirements under Basel I. To qualify as “well-capitalized”, regulators currently require bank holding companies and banks to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based, and 5% for leverage. We believe PNC and PNC Bank will continue to meet these requirements during the remainder of 2012.

The access to, and cost of, funding for new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on a financial institution’s capital strength.

PNC and PNC Bank, N.A. expect to enter the “parallel run” qualification phase under the Basel II capital framework on January 1, 2013. The Basel II framework, which was adopted by the Basel Committee on Banking Supervision in 2004, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. The U.S. banking agencies adopted final rules to implement the Basel II capital framework in December 2007 and in June 2012 requested comment on proposed modifications to these rules (collectively referred to as the “advanced approaches”). See Recent Market and Industry Developments in the Executive Summary section of this Financial Review. Prior to fully implementing the advanced approaches to calculate risk-weighted assets, PNC and PNC Bank, N.A. must successfully complete a “parallel run” qualification phase. This phase must last at least four consecutive quarters, although, consistent with the experience of other U.S. banks, we currently anticipate a multi-year parallel run period.

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

The PNC Financial Services Group, Inc. – Form 10-Q    25

September 30, 2012 and December 31, 2011 is included in Note 3 of this Report.

Trust Preferred Securities

In connection with $.9 billion in principal amount of junior subordinated debentures associated with trust preferred securities outstanding as of September 30, 2012 that were issued by various subsidiary statutory trusts, we are subject to certain restrictions, including restrictions on dividend payments. Generally, if there is (i) an event of default under the debentures, (ii) PNC elects to defer interest on the debentures, (iii) PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts, or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with PNC Preferred Funding Trust II and Trust III, as described in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in our 2011 Form 10-K. See 2012 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our second and third quarter redemptions of trust preferred securities.

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

Table 18: Fair Value Measurements – Summary

	September 30, 2012		December 31, 2011
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$70,759	$10,889	$66,658	$10,051
Total assets at fair value as a percentage of consolidated assets	24%		25%
Level 3 assets as a percentage of total assets at fair value		15%		15%
Level 3 assets as a percentage of consolidated assets		4%		4%
Total liabilities	$8,401	$330	$8,625	$308
Total liabilities at fair value as a percentage of consolidated liabilities	3%		4%
Level 3 liabilities as a percentage of total liabilities at fair value		4%		4%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the securities available for sale portfolio for which there was limited market activity.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the first nine months of 2012, there were transfers of assets and liabilities from Level 2 to Level 3 of $462 million consisting primarily of mortgage-backed securities as a result of a ratings downgrade which reduced the observability of valuation inputs. Also during the first nine months of 2012, $279 million of assets in the Rabbi Trust were classified as Level 1 based upon refinement in our methodology. This reclassification has been reflected as if it were a transfer from Level 2 to Level 1. During the first nine months of 2011, there were no material transfers of assets or liabilities between the hierarchy levels.

26    The PNC Financial Services Group, Inc. – Form 10-Q

EUROPEAN EXPOSURE

Table 19: Summary of European Exposure

In millions	Direct	Indirect	Total
September 30, 2012
Greece, Ireland, Italy, Portugal, and Spain (“GIIPS”)	$209	$29	$238
Belgium, France, and Turkey	171	1,144	1,315
Subtotal	380	1,173	1,553
United Kingdom	1,126	584	1,710
Others (a)	918	853	1,771
Total	$2,424	$2,610	$5,034
December 31, 2011
Greece, Ireland, Italy, Portugal, and Spain (“GIIPS”)	$118	$63	$181
Belgium, France, and Turkey	154	935	1,089
Subtotal	272	998	1,270
United Kingdom	847	529	1,376
Others (a)	968	803	1,771
Total	$2,087	$2,330	$4,417
(a)	Others primarily consist of Denmark, Germany, Netherlands, Sweden, and Switzerland.

European entities are defined as supranational, sovereign, financial institutions and non-financial entities within the countries that comprise the European Union, European Union candidate countries and other European countries. Foreign exposure underwriting and approvals are centralized. PNC currently underwrites new foreign activities if the credit is generally associated with activities of its United States commercial customers, and in the case of PNC Business Credit’s United Kingdom operations, transactions that are predominantly well collateralized by self liquidating assets such as receivables, inventories or, in limited situations, the borrower’s appraised value of certain fixed assets, such that PNC is at minimal risk of loss. Formerly, PNC had underwritten foreign infrastructure leases supported by highly rated bank letters of credit, US Treasury securities and the underlying assets of the lease. Country exposures are monitored and reported on a regular basis. We actively monitor sovereign risk, banking system health, and market conditions and adjust limits as appropriate. We rely on information from internal and external sources, including international financial institutions, economists and analysts, industry trade organizations, rating agencies, econometric data analytical service providers, and geopolitical news analysis services.

Direct exposure primarily consists of loans, leases, securities, derivatives, letters of credit and unfunded contractual commitments with European entities, and totaled $2.4 billion at September 30, 2012. Direct exposure outstanding was $1.8 billion and other direct exposure was $580 million, primarily for unfunded contractual commitments. The $1.8 billion outstanding balance (.61% of PNC total assets) primarily represents $640 million for cross-border leases in support of national infrastructure, which are supported by letters of credit and other collateral having trigger mechanisms that require replacement or collateral in the form of cash or United States Treasury or government securities, $618 million for United Kingdom foreign office loans and $225 million of securities issued by AAA-rated sovereigns. The remaining $580 million of our direct exposure is largely comprised of $500 million for unfunded contractual commitments primarily for United Kingdom local office commitments to PNC Business Credit corporate customers on a secured basis or activities supporting our domestic customers export activities through the confirmation of trade letters of credit.

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

We also track European financial exposures where PNC is appointed as a fronting bank by our clients and we elect to assume the joint probability of default risk. As of September 30, 2012 and December 31, 2011, PNC had $2.6 billion and $2.3 billion, respectively, of indirect exposure. For PNC to incur a loss in these indirect exposures, both the obligor and the financial counterparty participating bank would need to default. PNC assesses both the corporate customers and the participating banks for counterparty risk and where PNC has found that a participating bank exposes PNC to unacceptable risk, PNC will reject the participating bank as an acceptable counterparty and will ask the corporate customer to find an acceptable participating bank.

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

Direct and indirect exposure to entities in the GIIPS countries totaled $238 million as of September 30, 2012, of which $121 million is direct exposure for cross-border leases within Portugal, $66 million represents direct exposure for loans

The PNC Financial Services Group, Inc. – Form 10-Q    27

outstanding within Ireland and indirect exposure of $29 million for letters of credit with strong underlying obligors within Ireland, Italy and Spain. The comparable amounts as of December 31, 2011 were total direct and indirect exposure of $181 million, consisting of $118 million of direct exposure for cross-border leases within Portugal, indirect exposure of $48 million for letters of credit with strong underlying obligors within Ireland, Italy and Spain and $15 million for unfunded contractual commitments in Spain.

Direct and indirect exposure to entities in Belgium, France, and Turkey totaled $1.3 billion as of September 30, 2012. Direct exposure of $171 million primarily consists of $69 million for cross-border leases within Belgium, $62 million for unfunded contractual commitments in France and $30 million of covered bonds issued by a financial institution in France. Indirect exposure is $1.1 billion for letters of credit with strong underlying obligors and creditworthy participant banks in France and Belgium. The comparable amounts as of December 31, 2011 were total direct and indirect exposure of $1.1 billion as of December 31, 2011 of which there was $154 million of direct exposure primarily consisting of $75 million for cross-border leases within Belgium, $62 million for unfunded contractual commitments in France and $11 million for 90% Overseas Private Investment Corporation (“OPIC”) guaranteed Turkish loans. Indirect exposure was $935 million for letters of credit with strong underlying obligors and creditworthy participant banks in France and Belgium.

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

We have allocated the allowances for loan and lease losses and for unfunded loan commitments and letters of credit based on our assessment of risk in the business segment loan portfolios. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services. During the third quarter of 2012, enhancements were made to certain processes and assumptions used to estimate our ALLL. Specifically, PNC increased the amount of internally observed data used in estimating commercial lending PDs and LGDs. The estimated impact as of the beginning of the third quarter 2012 was approximately an increase of $41 million and a decrease of $55 million to the provision for credit losses of Retail Banking and Corporate & Institutional Banking, respectively. Prior periods are not presented on a comparable basis as it is not practicable to do so.

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

28    The PNC Financial Services Group, Inc. – Form 10-Q

eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests.

Table 20: Results Of Businesses – Summary (a)

(Unaudited)

	Net Income		Revenue		Average Assets (b)
Nine months ended September 30 – in millions	2012	2011	2012	2011	2012	2011
Retail Banking	$475	$309	$4,651	$4,196	$72,048	$66,193
Corporate & Institutional Banking	1,679	1,343	4,121	3,469	100,907	79,315
Asset Management Group	111	143	726	695	6,666	6,744
Residential Mortgage Banking	(116)	150	468	732	11,663	11,103
BlackRock	283	271	366	351	5,727	5,441
Non-Strategic Assets Portfolio	178	202	625	753	12,276	13,392
Total business segments	2,610	2,418	10,957	10,196	209,287	182,188
Other (c) (d)	(328)	160	486	581	83,352	81,331
Total	$2,282	$2,578	$11,443	$10,777	$292,639	$263,519
(a)	During the second quarter of 2012, enhancements were made to the funds transfer pricing methodology. Retrospective application of our new funds transfer pricing methodology has been made to the prior period reportable business segment results and disclosures to create comparability to the current period presentation, which we believe is more meaningful to readers of our financial statements.
(b)	Period-end balances for BlackRock.
(c)	For our segment reporting presentation in this Financial Review, “Other” for the first nine months of 2012 included $232 million of pretax integration costs related to acquisitions.
(d)	“Other” average assets include securities available for sale associated with asset and liability management activities.

The PNC Financial Services Group, Inc. – Form 10-Q    29

Retail Banking

(Unaudited)

Table 21: Retail Banking Table

Nine months ended September 30 Dollars in millions, except as noted	2012	2011
Income Statement
Net interest income	$3,235	$2,834
Noninterest income
Service charges on deposits	404	375
Brokerage	141	153
Consumer services	618	732
Other	253	102
Total noninterest income	1,416	1,362
Total revenue	4,651	4,196
Provision for credit losses	520	662
Noninterest expense	3,380	3,047
Pretax earnings	751	487
Income taxes	276	178
Earnings	$475	$309
Average Balance Sheet
Loans
Consumer
Home equity	$28,136	$25,999
Indirect auto	5,047	2,830
Indirect other	1,212	1,533
Education	9,049	9,036
Credit cards	4,037	3,715
Other	1,987	1,725
Total consumer	49,468	44,838
Commercial and commercial real estate	11,176	10,634
Floor plan	1,745	1,449
Residential mortgage	974	1,210
Total loans	63,363	58,131
Goodwill and other intangible assets	6,105	5,756
Other assets	2,580	2,306
Total assets	$72,048	$66,193
Deposits
Noninterest-bearing demand	$19,938	$18,209
Interest-bearing demand	27,496	21,729
Money market	46,148	40,788
Total transaction deposits	93,582	80,726
Savings	9,645	7,979
Certificates of deposit	26,448	34,020
Total deposits	129,675	122,725
Other liabilities	358	898
Capital	8,607	8,173
Total liabilities and equity	$138,640	$131,796

30    The PNC Financial Services Group, Inc. – Form 10-Q

Nine months ended September 30 Dollars in millions, except as noted	2012	2011
Performance Ratios
Return on average capital	7%	5%
Return on average assets	.88	.62
Noninterest income to total revenue	30	32
Efficiency	73	73
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$266	$330
Consumer nonperforming assets	799	454
Total nonperforming assets (b)	$1,065	$784
Purchased impaired loans (c)	$852	$786
Commercial lending net charge-offs	$85	$171
Credit card lending net charge-offs	139	167
Consumer lending (excluding credit card) net charge-offs	373	324
Total net charge-offs	$597	$662
Commercial lending annualized net charge-off ratio	.88%	1.89%
Credit card lending annualized net charge-off ratio	4.60%	6.01%
Consumer lending (excluding credit card) annualized net charge-off ratio	1.07%	1.02%
Total annualized net charge-off ratio	1.26%	1.52%
Home equity portfolio credit statistics: (d)
% of first lien positions at origination	41%	38%
Weighted-average loan-to-value ratios (LTVs) (e)	80%	72%
Weighted-average updated FICO scores (f)	742	743
Annualized net charge-off ratio	1.21%	1.11%
Loans 30 – 59 days past due	.51%	.58%
Loans 60 – 89 days past due	.33%	.32%
Loans 90 days past due (g)	1.24%	1.12%
Other statistics:
ATMs	7,261	6,754
Branches (h)	2,887	2,469
Customer-related statistics: (in thousands)
Retail Banking checking relationships	6,451	5,722
Retail online banking active customers	4,117	3,479
Retail online bill payment active customers	1,219	1,079
Brokerage statistics:
Financial consultants (i)	655	703
Full service brokerage offices	42	37
Brokerage account assets (billions)	$38	$33
(a)	Presented as of September 30, except for net charge-offs and annualized net charge-off ratios, which are for the nine months ended.
(b)	Includes nonperforming loans of $1.0 billion at September 30, 2012 and $748 million at September 30, 2011. In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. The prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Lien position, LTV, FICO and delinquency statistics are based upon balances and other data that exclude the impact of accounting for acquired loans.
(e)	Updated LTV is reported for September 30, 2012. For September 30, 2011, LTV is based upon data from loan origination. Original LTV excludes certain acquired portfolio loans where this data is not available.
(f)	Represents FICO scores that are updated monthly for home equity lines and quarterly for the home equity installment loans.
(g)	Includes non-accrual loans.
(h)	Excludes satellite offices (e.g., drive-ups, electronic branches, and retirement centers) that provide limited products and/or services.
(i)	Financial consultants provide services in full service brokerage offices and traditional bank branches.

The PNC Financial Services Group, Inc. – Form 10-Q    31

Retail Banking earned $475 million for the first nine months of 2012 compared with earnings of $309 million for the same period a year ago. The increase in earnings resulted from organic growth in loan and transaction deposit balances, lower rates paid on deposits, a lower provision for credit losses, higher levels of customer-initiated transactions, a gain on the sale of a portion of Visa Class B common shares, and the impact of the RBC Bank (USA) acquisition, partially offset by the regulatory impact of lower interchange fees on debit card transactions and higher additions to legal reserves.

The results for the first nine months of 2012 include the impact of the retail business associated with the acquisition of RBC Bank (USA) and the credit card portfolio purchase from RBC Bank (Georgia), National Association in March 2012. Retail Banking added approximately $12.1 billion in deposits, $4.9 billion in loans, 460,000 checking relationships, over 400 branches, and over 400 ATMs through this acquisition. Retail Banking’s footprint extends across 17 states and Washington, D.C., covering nearly half the US population and serving 5,710,000 consumers and 741,000 small businesses with 2,887 branches and 7,261 ATMs.

Retail Banking’s core strategy is to grow consumer and small business checking households by providing an experience that builds customer loyalty and creates opportunities to sell other products and services, including loans, savings accounts, investment products and money management services. Net new checking relationships grew 690,000 in the first nine months of 2012, including 460,000 from the RBC Bank (USA) acquisition. Year to date organic customer relationship growth was 4% on an annualized basis. The growth reflects strong results and gains in all of our markets as well as strong customer retention in the overall network. The business is also focused on expanding the use of technology, using services such as online banking and mobile deposit taking to improve customer service convenience and lower our service delivery costs. Active online banking customers and active online bill payment customers increased by 18% and 13%, respectively, from September 30 of the prior year.

Total revenue for the first nine months of 2012 was $4.7 billion compared with $4.2 billion for the same period of 2011. Net interest income of $3.2 billion increased $401 million compared with the first nine months of 2011. The increase resulted from higher organic loan and transaction deposit balances, lower rates paid on deposits, and the impact of the RBC Bank (USA) acquisition.

Noninterest income increased $54 million compared to the first nine months of 2011. The increase was driven by the pretax gain of $137 million on the sale of 5 million Visa Class B common shares. Noninterest revenue has been adversely affected by Dodd-Frank limits related to interchange rates that became effective in October 2011. In the first nine months of 2012, the negative impact of these limits was approximately $230 million. This impact has been partially offset by higher volumes of merchant, customer credit card and debit card transactions and the RBC Bank (USA) acquisition.

The provision for credit losses was $520 million in the first nine months of 2012 compared with $662 million in prior year. Net charge-offs were $597 million for the first nine months of 2012 compared with $662 million for the same period in 2011. Improvements in credit quality over the prior year were evident in the small business and credit card portfolios. Pursuant to regulatory guidance, additional net consumer charge-offs have been taken as of September 30, 2012 related to changes in treatment of certain loans where borrowers have been discharged from personal liability under bankruptcy protection where no formal reaffirmation of the loan obligation was provided by the borrower. Such loans have been classified as troubled debt restructurings and have been measured at fair value of the collateral less costs to sell. The level of provisioning going forward will be dependent on general economic conditions, loan growth, utilization of credit commitments and asset quality.

Noninterest expense increased $333 million in the first nine months of 2012 compared to the same period of 2011. The increase was primarily attributable to the operating expenses associated with RBC Bank (USA) and higher additions to legal reserves.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers. In the first nine months of 2012, average total deposits of $129.7 billion increased $7.0 billion, or 6%, compared with the same period in 2011.

•

Average transaction deposits grew $12.9 billion, or 16% and average savings deposit balances grew $1.7 billion or 21% year over year as a result of organic deposit growth, continued customer preference for liquidity, and the RBC Bank (USA) acquisition. In the first nine months of 2012, compared with the same period a year ago, average demand deposits increased $7.5 billion, or 19%, to $47.4 billion; average money market deposits increased $5.4 billion, or 13%, to $46.1 billion.

•

Total average certificates of deposit decreased $7.6 billion or 22% compared to the same period in 2011. The decline in average certificates of deposit was due to the run-off of maturing accounts partially offset by the impact of the RBC Bank (USA) acquisition.

Retail Banking continues to focus on a relationship-based lending strategy that targets specific customer sectors, including mass and mass affluent consumers, small businesses and auto dealerships. In the first nine months of 2012, average total loans were $63.4 billion, an increase of $5.2 billion, or 9%, over the same period in 2011, of which $3.7 billion was

32    The PNC Financial Services Group, Inc. – Form 10-Q

attributable to the RBC Bank (USA) acquisition, primarily in the home equity portfolio.

•

Average indirect auto loans increased $2.2 billion, or 78%, over the first nine months of 2011. The increase was due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales. An indirect auto portfolio of $522 million was purchased in September 2012.

•

Average home equity loans increased $2.1 billion, or 8%, compared with the same period in 2011. The increase was due to the RBC Bank (USA) acquisition. The remainder of the portfolio showed a decline as loan demand was outpaced by paydowns, refinancings, and charge-offs. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•	Average commercial and commercial real estate loans increased $542 million, or 5%, compared with the same period in 2011. The increase was due to the acquisition of RBC Bank (USA). The remainder of the portfolio showed a decline as loan demand was outpaced by paydowns, refinancings, and charge-offs.
•

Average credit card balances increased $322 million, or 9%, compared with the first nine months of 2011 as a result of the portfolio purchase from RBC Bank (Georgia), National Association in March 2012 and an increase in active accounts.

•	Average auto dealer floor plan loans grew $296 million, or 20%, compared with the first nine months of 2011, primarily resulting from dealer line utilization and additional dealer relationships.
•	Average education loans for the first nine months of 2012 were flat compared with the same period in 2011.
•

Average indirect other and residential mortgages in this segment are primarily run-off portfolios and declined $321 million and $236 million, respectively, compared with the same period in 2011. The indirect other portfolio is comprised of marine, RV, and other indirect loan products.

The PNC Financial Services Group, Inc. – Form 10-Q    33

Corporate & Institutional Banking

(Unaudited)

Table 22: Corporate & Institutional Banking Table

Nine months ended September 30 Dollars in millions, except as noted	2012	2011
Income Statement
Net interest income	$3,042	$2,595
Noninterest income
Corporate service fees	706	526
Other	373	348
Noninterest income	1,079	874
Total revenue	4,121	3,469
Provision for credit losses (benefit)	(9)	12
Noninterest expense	1,479	1,337
Pretax earnings	2,651	2,120
Income taxes	972	777
Earnings	$1,679	$1,343
Average Balance Sheet
Loans
Commercial	$47,560	$34,771
Commercial real estate	15,516	13,949
Commercial – real estate related	5,510	3,553
Asset-based lending	9,811	7,928
Equipment lease financing	5,904	5,499
Total loans	84,301	65,700
Goodwill and other intangible assets	3,633	3,444
Loans held for sale	1,233	1,251
Other assets	11,740	8,920
Total assets	$100,907	$79,315
Deposits
Noninterest-bearing demand	$37,575	$30,010
Money market	15,284	12,770
Other	5,862	5,662
Total deposits	58,721	48,442
Other liabilities	17,586	13,064
Capital	9,100	7,927
Total liabilities and equity	$85,407	$69,433
Performance Ratios
Return on average capital	25%	23%
Return on average assets	2.22	2.26
Noninterest income to total revenue	26	25
Efficiency	36	39
Commercial Mortgage Servicing Portfolio (in billions)
Beginning of period	$267	$266
Acquisitions/additions	29	31
Repayments/transfers	(31)	(30)
End of period	$265	$267
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,043	$943
Capital Markets (c)	$482	$462
Commercial mortgage loans held for sale (d)	$60	$75
Commercial mortgage loan servicing income, net of amortization (e)	138	125
Commercial mortgage servicing rights recovery/(impairment), net of economic hedge	15	(157)
Total commercial mortgage banking activities	$213	$43
Total loans (f)	$90,099	$70,307
Credit-related statistics:
Nonperforming assets (f) (g)	$1,500	$2,033
Purchased impaired loans (f) (h)	$990	$472
Net charge-offs	$108	$332
Net carrying amount of commercial mortgage servicing rights (f)	$402	$482
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.
(b)	Includes amounts reported in net interest income and corporate service fees.
(c)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(d)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization and a direct write-down of commercial mortgage servicing rights of $24 million recognized in the first quarter of 2012. Commercial mortgage servicing rights (impairment)/recovery, net of economic hedge is shown separately.
(f)	As of September 30.
(g)	Includes nonperforming loans of $1.3 billion at September 30, 2012 and $1.8 billion at September 30, 2011.
(h)	Recorded investment of purchased impaired loans related to acquisitions.

34    The PNC Financial Services Group, Inc. – Form 10-Q

Corporate & Institutional Banking earned $1.7 billion in the first nine months of 2012 compared with $1.3 billion in the first nine months of 2011. The increase in earnings was primarily due to higher net interest income. We continued to focus on building client relationships including increasing cross sales, adding new clients where the risk-return profile is attractive, and remaining committed to expense discipline.

Results in 2012 include the impact of the RBC Bank (USA) acquisition in March 2012, which added approximately $7.5 billion of loans and $4.8 billion of deposits at acquisition date.

Highlights of Corporate & Institutional Banking’s performance during the first nine months of 2012 include the following:

•

Corporate & Institutional Banking continued to execute on strategic initiatives, including in the Southeast, by organically growing and deepening client relationships that meet appropriate risk/return measures. Approximiately 775 new corporate banking clients were added in the first nine months of 2012.

•

Loan commitments increased 22% to $174 billion at September 30, 2012 compared to September 30, 2011, primarily due to the RBC Bank (USA) acquisition and growth in our Financial Services Advisory and Banking (FSAB), Corporate Finance, Public Finance, Healthcare, Real Estate and Business Credit businesses.

•	Period-end loan balances have increased for the eighth consecutive quarter, including an increase of 1.5% at September 30, 2012 compared with June 30, 2012 and 28% compared with September 30, 2011.
•	Our Treasury Management business, which ranks among the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare.
•	Cross sales of treasury management and capital markets-related products and services to customers in PNC’s markets continued to be successful and were ahead of 2011.
•

Midland Loan Services was the number one servicer of Fannie Mae and Freddie Mac multifamily and healthcare loans and was the second leading servicer of commercial and multifamily loans by volume as of June 30, 2012 according to Mortgage Bankers Association. Midland is the only U.S commercial mortgage servicer to receive the highest primary, master and special servicer ratings from Fitch Ratings, Standard & Poor’s and Morningstar.

Net interest income for the first nine months of 2012 was $3.0 billion, a 17% increase from the first nine months of 2011, reflecting higher average loans and deposits including the impact of the RBC Bank (USA) acquisition.

Corporate service fees were $706 million in the first nine months of 2012, an increase of $180 million from the first nine months of 2011, primarily due to higher commercial mortgage banking revenue. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

Other noninterest income was $373 million in the first nine months of 2012 compared with $348 million in the first nine months of 2011. The increase of $25 million was primarily due to the impact of customer driven capital markets activity.

The provision for credit losses was a benefit of $9 million in the first nine months of 2012 compared with a provision of $12 million in the first nine months of 2011. The decrease reflects improving credit characteristics of the portfolio, mostly offset by the impact of higher loan and commitment levels. Net charge-offs were $108 million in the first nine months of 2012, which decreased $224 million, or 67%, compared with the first nine months of 2011. The decline was attributable primarily to the commercial real estate portfolio. Nonperforming assets declined for the tenth consecutive quarter, and at $1.5 billion, represented a 26% decrease from September 30, 2011.

Noninterest expense was $1.5 billion in the first nine months of 2012, an increase of $142 million from the first nine months of 2011. Higher compensation-related costs were driven by improved performance and higher staffing, including the impact of the RBC Bank (USA) acquisition.

Average loans were $84.3 billion in the first nine months of 2012 compared with $65.7 billion in the first nine months of 2011, an increase of 28%.

•

The Corporate Banking business provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and selectively to large corporations. Average loans for this business increased $11.0 billion or 33% in the first nine months of 2012 compared with the first nine months of 2011, primarily due to an increase in loan commitments from new customers.

•

PNC Real Estate provides commercial real estate and real estate-related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Average loans for this business increased $2.5 billion or 16% in the first nine months of 2012 compared to the first nine months of 2011 due to increased originations.

•

PNC Business Credit is one of the top five asset-based lenders in the country with increasing market share according to the Commercial Finance Association. The loan portfolio is relatively high yielding, with moderate risk as the loans are mainly

The PNC Financial Services Group, Inc. – Form 10-Q    35

secured by short-term assets. Average loans increased $1.9 billion or 24% in the first nine months of 2012 compared with the first nine months of 2011 due to customers seeking stable lending sources, loan usage rates, and market share expansion.

•	PNC Equipment Finance is the 4th largest bank-affiliated leasing company with over $10 billion in equipment finance assets.

Average deposits were $58.7 billion in the first nine months of 2012, an increase of $10.3 billion, or 21%, compared with the first nine months of 2011.

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

The commercial mortgage servicing portfolio was $265 billion at September 30, 2012 compared with $267 billion at September 30, 2011. Servicing additions were more than offset by portfolio run-off.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.

36    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group

(Unaudited)

Table 23: Asset Management Group Table

Nine months ended September 30 Dollars in millions, except as noted	2012	2011
Income Statement
Net interest income	$223	$207
Noninterest income	503	488
Total revenue	726	695
Provision for credit losses (benefit)	13	(34)
Noninterest expense	537	503
Pretax earnings	176	226
Income taxes	65	83
Earnings	$111	$143
Average Balance Sheet
Loans
Consumer	$4,330	$4,086
Commercial and commercial real estate	1,095	1,337
Residential mortgage	691	710
Total loans	6,116	6,133
Goodwill and other intangible assets	334	365
Other assets	216	246
Total assets	$6,666	$6,744
Deposits
Noninterest-bearing demand	$1,424	$1,177
Interest-bearing demand	2,658	2,305
Money market	3,550	3,577
Total transaction deposits	7,632	7,059
CDs/IRAs/savings deposits	501	646
Total deposits	8,133	7,705
Other liabilities	69	73
Capital	425	347
Total liabilities and equity	$8,627	$8,125
Performance Ratios
Return on average capital	35%	55%
Return on average assets	2.22	2.83
Noninterest income to total revenue	69	70
Efficiency	74	72
Other Information
Total nonperforming assets (a) (b)	$61	$69
Purchased impaired loans (a) (c)	$118	$134
Total net charge-offs (recoveries)	$4	$(6)
Assets Under Administration (in billions) (a) (d)
Personal	$106	$95
Institutional	116	107
Total	$222	$202

The PNC Financial Services Group, Inc. – Form 10-Q    37

Nine months ended September 30 Dollars in millions, except as noted	2012	2011
Asset Type
Equity	$120	$104
Fixed Income	68	66
Liquidity/Other	34	32
Total	$222	$202
Discretionary assets under management
Personal	$73	$65
Institutional	39	38
Total	$112	$103
Asset Type
Equity	$57	$49
Fixed Income	39	38
Liquidity/Other	16	16
Total	$112	$103
Nondiscretionary assets under administration
Personal	$33	$30
Institutional	77	69
Total	$110	$99
Asset Type
Equity	$63	$55
Fixed Income	29	28
Liquidity/Other	18	16
Total	$110	$99
(a)	As of September 30.
(b)	Includes nonperforming loans of $55 million at September 30, 2012 and $64 million at September 30, 2011.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

Asset Management Group earned $111 million through the first nine months of 2012 compared with $143 million through the same period in 2011. Assets under administration were $222 billion as of September 30, 2012 compared to $202 billion as of September 30, 2011 driven by the stronger equity markets. Revenue increased $31 million or 4% in the year over year comparison as higher average deposit balances increased net interest income by 8% and stronger average equity markets and strong sales drove a 3% increase in noninterest income. This revenue increase was offset by higher provision for credit losses and higher noninterest expense from strategic business investments. Net charge-offs were $4 million compared with net recoveries of $6 million through the first nine months of 2011.

The core growth strategies for the business continue to include: investing in higher growth geographies, increasing internal referral sales and adding new front line sales staff. Through the third quarter of 2012, the business delivered strong sales production and benefited from significant referrals from other PNC lines of business. Over time, the successful execution of these strategies and the accumulation of our strong sales performance are expected to create meaningful growth in assets under management and noninterest income.

Highlights of Asset Management Group’s performance during the first nine months of 2012 include the following:

•	Net flows of approximately $.7 billion in discretionary assets under management after adjustments to total net flows for cyclical client activities;
•	New primary client acquisition increased nearly 25% over 2011;
•	Strong sales as production increased nearly 26% over the first nine months of 2011;
•	Significant referrals from other PNC lines of business, an increase of 21% over 2011;
•	Continuing levels of new business investment and focused hiring to drive growth with 270 external new hires; and
•	PNC Wealth Insight® was recently awarded a “2012 CIO 100 Award” by CIO Magazine.

Assets under administration were $222 billion at September 30, 2012, compared to $202 billion at September 30, 2011. Discretionary assets under management were $112 billion at September 30, 2012 and $103 billion at September 30, 2011. Nondiscretionary assets under administration were $110 billion, an increase of $11 billion from September 30, 2011.

38    The PNC Financial Services Group, Inc. – Form 10-Q

Total revenue for the first nine months of 2012 was $726 million compared with $695 million for the same period in 2011. Net interest income was $223 million for the first nine months of 2012 compared with $207 million in the same period in 2011. The increase was primarily attributable to higher average deposit balances. Noninterest income was $503 million for the first nine months of 2012, an increase of $15 million from the prior year due to stronger average equity markets and strong sales.

Provision for credit losses was $13 million for the first nine months of 2012 compared to a benefit of $34 million for the same period of 2011. Noninterest expense was $537 million in the first nine months of 2012, an increase of $34 million or 7% from the prior year period. The increase was attributable to investments in the business to drive growth, including increases in the front-line sales staff. Over the last 12 months, total full-time headcount has increased by approximately 210 positions or 7%. Asset Management Group remains focused on expense management as it invests in these strategic growth opportunities.

Average deposits for the first nine months of 2012 increased $428 million, or 6%, over the prior year period. Average transaction deposits grew 8% compared with the 2011 period and were partially offset by the strategic run-off of higher rate certificates of deposit in the comparison. Average loan balances of $6.1 billion remained flat in comparison to the prior year period as portfolio repositioning and loan pay downs equaled new loan production.

The PNC Financial Services Group, Inc. – Form 10-Q    39

Residential Mortgage Banking

(Unaudited)

Table 24: Residential Mortgage Banking Table

Nine months ended September 30 Dollars in millions, except as noted	2012	2011
Income Statement
Net interest income	$156	$149
Noninterest income
Loan servicing revenue
Servicing fees	157	173
Net MSR hedging gains	117	185
Loan sales revenue
Provision for residential mortgage repurchase obligations	(507)	(66)
Loan sales revenue	534	274
Other	11	17
Total noninterest income	312	583
Total revenue	468	732
Provision for credit losses (benefit)	(7)	15
Noninterest expense	659	480
Pretax earnings (loss)	(184)	237
Income taxes (benefit)	(68)	87
Earnings (loss)	$(116)	$150
Average Balance Sheet
Portfolio loans	$2,773	$2,738
Loans held for sale	1,733	1,520
Mortgage servicing rights (MSR)	636	974
Other assets	6,521	5,871
Total assets	$11,663	$11,103
Deposits	$2,317	$1,648
Borrowings and other liabilities	4,206	3,726
Capital	1,160	697
Total liabilities and equity	$7,683	$6,071
Performance Ratios
Return on average capital	(13)%	29%
Return on average assets	(1.33)	1.81
Noninterest income to total revenue	67	80
Efficiency	141	66
Residential Mortgage Servicing Portfolio—Third-Party
(in billions)
Beginning of period	$118	$125
Acquisitions	15	5
Additions	10	9
Repayments/transfers	(24)	(18)
End of period	$119	$121
Servicing portfolio—third-party statistics: (a)
Fixed rate	91%	90%
Adjustable rate/balloon	9%	10%
Weighted-average interest rate	5.06%	5.44%
MSR capitalized value (in billions)	$.6	$.7
MSR capitalization value (in basis points)	50	56
Weighted-average servicing fee (in basis points)	29	29
Residential Mortgage Repurchase Reserve
Beginning of period	$83	$144
Provision	507	66
RBC Bank (USA) acquisition	26
Losses - loan repurchases and settlements	(195)	(125)
End of Period	$421	$85
Other Information
Loan origination volume (in billions)	$10.8	$8.4
Percentage of originations represented by:
Agency and government programs	100%	100%
Refinance volume	76%	75%
Total nonperforming assets (a) (b)	$82	$77
Purchased impaired loans (a) (c)	$69	$132
(a)	As of September 30.
(b)	Includes nonperforming loans of $39 million at September 30, 2012 and $30 million at September 30, 2011.
(c)	Recorded investment of purchased impaired loans related to acquisitions.

40    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage Banking reported a loss of $116 million in the first nine months of 2012 compared with earnings of $150 million in the first nine months of 2011. Earnings declined from the prior year nine month period primarily as a result of higher provision for residential mortgage repurchase obligations and higher noninterest expense, partially offset by increased loan sales revenue driven by higher loan origination volume.

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

Residential Mortgage Banking overview:

•

Total loan originations were $10.8 billion for the first nine months of 2012 compared with $8.4 billion in the comparable period of 2011. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Federal Housing Administration (FHA)/Department of Veterans Affairs (VA) agency guidelines. Refinancings were 76% of originations for the first nine months of 2012 and 75% in the first nine months of 2011. During the first nine months of 2012, 30% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2).

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At September 30, 2012, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $421 million compared with $85 million at September 30, 2011. See the Recourse And Repurchase Obligations section of this Financial Review and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

–

PNC has and expects to experience elevated levels of residential mortgage loan repurchase demands reflecting a change in behavior and demand patterns of two government-sponsored enterprises, FNMA and FHLMC, primarily related to loans sold in 2006 through 2008 in agency securitizations.

•

Residential mortgage loans serviced for others totaled $119 billion at September 30, 2012 compared with $121 billion at September 30, 2011 as payoffs continued to outpace new direct loan origination volume and acquisitions.

•

Noninterest income was $312 million in the first nine months of 2012 compared with $583 million in the first nine months of 2011. The decrease resulted from current year additions to reserves of $507 million for residential mortgage loan repurchase obligations compared to $66 million for the prior year period, partially offset by increased loan sales revenue driven by higher loan origination volume.

•	Net interest income was $156 million in the first nine months of 2012 compared with $149 million in the first nine months of 2011.
•

Noninterest expense was $659 million in the first nine months of 2012 compared with $480 million in the first nine months of 2011. The increase from the prior year period was primarily driven by increased residential mortgage origination volumes, higher additions to legal reserves and higher residential mortgage foreclosure-related expenses.

•

The fair value of mortgage servicing rights was $0.6 billion at September 30, 2012 compared with $0.7 billion at September 30, 2011. The decline was due to lower mortgage rates at September 30, 2012 and a smaller mortgage servicing portfolio.

BlackRock

(Unaudited)

Table 25: BlackRock Table

Information related to our equity investment in BlackRock follows:

Nine months ended September 30 Dollars in millions	2012	2011
Business segment earnings (a)	$283	$271
PNC’s economic interest in BlackRock (b)	22%	21%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At September 30.

In billions	Sept. 30 2012	Dec. 31 2011
Carrying value of PNC’s investment in BlackRock (c)	$5.5	$5.3
Market value of PNC’s investment in BlackRock (d)	6.4	6.4
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.8 billion at September 30, 2012 and $1.7 billion at December 31, 2011.
In May 2012, we exchanged 2 million shares of BlackRock Series B Preferred Stock for an equal number of shares of BlackRock common stock. The exchange transaction had no impact on the carrying value of our investment in BlackRock nor on our use of the equity method of accounting.
(d)	Does not include liquidity discount.

PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the

The PNC Financial Services Group, Inc. – Form 10-Q    41

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

At September 30, 2012, approximately 1.5 million shares of BlackRock Series C Preferred Stock were available to fund a portion of awards under certain BlackRock LTIP programs.

PNC accounts for its remaining investment in BlackRock under the equity method of accounting. Our voting interest in BlackRock common stock was approximately 21% at September 30, 2012.

Our 2011 Form 10-K includes additional information about our investment in BlackRock, including the September 2011 transfer of 1.3 million shares of BlackRock Series C Preferred Stock from PNC to BlackRock to satisfy a portion of our LTIP obligation.

42    The PNC Financial Services Group, Inc. – Form 10-Q

Non-Strategic Assets Portfolio

(Unaudited)

Table 26: Non-Strategic Assets Portfolio Table

Nine months ended September 30 Dollars in millions	2012	2011
Income Statement
Net interest income	$633	$721
Noninterest income	(8)	32
Total revenue	625	753
Provision for credit losses	129	278
Noninterest expense	214	156
Pretax earnings	282	319
Income taxes	104	117
Earnings	$178	$202
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$952	$1,360
Lease financing	674	715
Total commercial lending	1,626	2,075
Consumer Lending:
Home equity	4,671	5,341
Residential real estate	6,303	6,237
Total consumer lending	10,974	11,578
Total portfolio loans	12,600	13,653
Other assets (a)	(324)	(261)
Total assets	$12,276	$13,392
Deposits and other liabilities	$182	$119
Capital	1,255	1,355
Total liabilities and equity	$1,437	$1,474
Performance Ratios
Return on average capital	19%	20%
Return on average assets	1.94	2.02
Noninterest income to total revenue	(1)	4
Efficiency	34	21
Other Information
Nonperforming assets (b) (c)	$1,056	$1,064
Purchased impaired loans (b) (d)	$5,702	$5,390
Net charge-offs (e)	$239	$293
Annualized net charge-off ratio (e)	2.53%	2.87%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$795	$1,077
Lease financing	680	701
Total commercial lending	1,475	1,778
Consumer Lending
Home equity	4,408	5,066
Residential real estate	6,272	6,065
Total consumer lending	10,680	11,131
Total loans	$12,155	$12,909
(a)	Other assets includes deferred taxes, ALLL and OREO. Other assets were negative in both periods due to the ALLL.
(b)	As of September 30.
(c)	Includes nonperforming loans of $.7 billion at September 30, 2012 and $.8 billion at September 30, 2011.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At September 30, 2012, this segment contained 74% of PNC’s purchased impaired loans.
(e)	For the nine months ended September 30.

The PNC Financial Services Group, Inc. – Form 10-Q    43

This business segment consists primarily of non-strategic assets obtained through acquisitions of other companies. Non-Strategic Assets Portfolio had earnings of $178 million in the first nine months of 2012 compared with $202 million in the first nine months of 2011. The decrease was primarily attributable to lower net interest income, driven by declines in loan balances and purchase accounting accretion, and an increase in noninterest expense, partially offset by a lower provision for credit losses.

The first nine months of 2012 included the impact of the RBC Bank (USA) acquisition, which added approximately $1.0 billion of residential real estate loans, $.2 billion of commercial/commercial real estate loans and $.2 billion of OREO assets. Of these assets, $1.0 billion were deemed purchased impaired loans.

Non-Strategic Assets Portfolio overview:

•	Net interest income was $633 million in the first nine months of 2012 compared with $721 million in the first nine months of 2011. The decrease was driven by lower loan yields and loan balances.
•

Noninterest income was a loss of $8 million in the first nine months of 2012 compared with earnings of $32 million in the first nine months of 2011. The decline was driven mainly by larger valuation adjustments to liabilities for estimated repurchase losses on home equity loans sold.

•

The provision for credit losses was $129 million in the first nine months of 2012 compared with $278 million in the first nine months of 2011. The decrease in the provision for credit losses reflected overall improvement in credit quality.

•

Noninterest expense in the first nine months of 2012 was $214 million compared with $156 million in the first nine months of 2011. The increase was primarily due to higher other real estate owned expenses.

•

Average portfolio loans declined to $12.6 billion in the first nine months of 2012 compared with $13.7 billion in the first nine months of 2011. The overall decline was driven by customer payment activity and portfolio management activities to reduce under-performing assets partially offset by the addition of loans from the RBC Bank (USA) acquisition.

•

Nonperforming loans decreased to $.7 billion as of September 30, 2012 compared with $.8 billion at September 30, 2011. The consumer lending portfolio comprised 76% of the nonperforming loans at September 30, 2012. Nonperforming consumer loans increased $66 million, from September 30, 2011.

•

Net charge-offs were $239 million in the first nine months of 2012 and $293 million in the first nine months of 2011. The decrease was due to lower net charge-offs on residential and commercial real estate loans and home equity loans.

The business activity of this segment is to manage the wind-down of the portfolio assigned to it while maximizing the value and mitigating risk. The fair value marks taken upon acquisition of the assets, the team we have in place, and targeted asset resolution strategies help us to manage these assets.

•

The Commercial Lending portfolio declined 17% since September 30, 2011. Loans to residential developers declined 26% to $.8 billion while the lease financing portfolio remained relatively flat at $.7 billion. The leases are long-term with relatively low credit risk.

•

The Consumer Lending portfolio declined $.5 billion or 4% when compared to the same period last year. Excluding $.9 billion of residential mortgage and lot loans from the RBC Bank (USA) acquisition, the portfolio decreased 13%. The portfolio’s credit quality has stabilized through actions taken by management. We have implemented various refinance programs, line management programs, and loss mitigation programs to mitigate risks within these portfolios while assisting borrowers to maintain homeownership when possible.

•

When loans are sold, we may assume certain loan repurchase obligations to indemnify investors against losses or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. From 2005 to 2007, home equity loans were sold with such contractual provisions. At September 30, 2012, the liability for estimated losses on repurchase and indemnification claims for the Non-Strategic Assets Portfolio was $62 million compared to $51 million at September 30, 2011. See the Recourse And Repurchase Obligations section of this Financial Review and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in this Report for additional information.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies in Item 8 of our 2011 Form 10-K and in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report describe the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

We must use estimates, assumptions, and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value.

44    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following critical accounting estimates and judgments have been updated during the first nine months of 2012:

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

In determining a reporting unit’s fair value and comparing it to its carrying value, we utilize the highest of these three amounts (the “targeted equity”) in our discounted cash flow methodology. Under this methodology, we will infuse capital to achieve the targeted equity amount. Additionally, we may also evaluate certain financial metrics that are indicative of fair value, including price to earnings ratios and recent acquisitions involving other financial institutions.

As of October 1, 2011 (the most recent annual goodwill impairment testing date), unallocated excess capital (difference between shareholders’ equity, minus total economic capital, and increased by the incremental targeted equity capital infusion) was mainly attributable to our pending acquisitions.

The PNC Financial Services Group, Inc. – Form 10-Q    45

Based on the results of our analysis, there have been no impairment charges related to goodwill in 2011, 2010 or 2009. Despite the impact of challenging market conditions and Dodd-Frank regulations on earnings, we believe our Retail Banking reporting unit is well positioned given expected long-term growth in deposits (including the impact of continued run off of maturing certificates of deposit), its demonstrated ability to acquire new customers while retaining existing ones, based in part upon a suite of best-in-class products that are continually enhanced (e.g., Virtual Wallet®, PNC Cash Flow OptionsSM, and credit cards), expansion into new markets with above average demographic growth attributes, cross-sell opportunities for existing and new customers, a focus on retirement and investment services for the mass and mass affluent customer sectors, a scale that helps lower per unit cost for increased regulatory costs, and disciplined expense management.

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

Allowance for Loan and Lease Losses

During the third quarter of 2012, enhancements were made to certain processes and assumptions used to estimate our ALLL. Specifically, PNC increased the amount of internally observed data used in estimating commercial lending PDs and LGDs. The estimated impact as of the beginning of the third quarter 2012 was approximately an increase of $41 million and a decrease of $55 million to the provision for credit losses of Retail Banking and Corporate & Institutional Banking, respectively.

See Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Credit Risk Management section of this Financial Review and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part 1, Item 1 of this Report for additional information.

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

We currently estimate a pretax pension expense of $89 million in 2012 compared with pretax expense of $3 million in 2011. This year-over-year expected increase is primarily due to the amortization impact of the unfavorable 2011 investment returns as compared with the expected long-term return assumption and the increase in obligations due to the decline in the discount rate. In addition, the estimate for 2012 includes approximately $1 million for employees from the RBC Bank (USA) acquisition joining the plan upon attainment of certain eligibility criteria.

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

46    The PNC Financial Services Group, Inc. – Form 10-Q

Commercial Mortgage Loan Recourse Obligations

We originate, close, and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At September 30, 2012 and December 31, 2011, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.9 billion and $13.0 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.9 billion at September 30, 2012 and $4.0 billion at December 31, 2011. We maintain a reserve for estimated losses based on our exposure. The reserve for losses under these programs totaled $43 million and $47 million as of September 30, 2012 and December 31, 2011, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Residential Mortgage Repurchase Obligations

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and loan sale transactions. As discussed in Note 3 in our 2011 Form 10-K, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC, and the Government National Mortgage Association (GNMA) program, while Non-Agency securitizations consist of mortgage loan sale transactions with private investors. Mortgage loan sale transactions that are not part of a securitization may involve FNMA, FHLMC or private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with Federal Housing Agency (FHA) and Department of Veterans Affairs (VA)-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

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

The PNC Financial Services Group, Inc. – Form 10-Q    47

Origination and sale of residential mortgages is an ongoing business activity and, accordingly, management continually assesses the need to recognize indemnification and repurchase liabilities pursuant to the associated investor sale agreements. We establish indemnification and repurchase liabilities for estimated losses on sold first and second-lien mortgages for which indemnification is expected to be provided or for loans that are expected to be repurchased. For the first and second-lien mortgage sold portfolio, we have established an indemnification and repurchase liability pursuant to investor sale agreements based on claims made and our estimate of future claims on a loan by loan basis. To estimate the mortgage repurchase liability arising from breaches of representations and warranties, we consider the following factors: 1) borrower performance in our historically sold portfolio (both actual and estimated future defaults), 2) the level of outstanding unresolved repurchase claims, 3)

estimated probable future repurchase claims, considering information about file requests, delinquent and liquidated loans, resolved and unresolved mortgage insurance rescission notices and our historical experience with claim rescissions, 4) the potential ability to cure the defects identified in the repurchase claims (“rescission rate”), and 5) the estimated severity of loss upon repurchase of the loan or collateral, make-whole settlement, or indemnification.

See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

The following tables present the unpaid principal balance of repurchase claims by vintage and total unresolved repurchase claims for the past five quarters.

Table 28: Analysis of Quarterly Residential Mortgage Repurchase Claims by Vintage

Dollars in millions	September 30 2012	June 30 2012	March 31 2012	December 31 2011	September 30 2011
2004 & Prior	$15	$31	$10	$11	$14
2005	10	19	12	13	14
2006	30	56	41	28	22
2007	137	182	100	90	78
2008	23	49	17	18	9
2008 & Prior	215	337	180	160	137
2009 - 2012	52	42	33	29	26
Total	$267	$379	$213	$189	$163
FNMA, FHLMC, and GNMA %	87%	86%	88%	91%	84%

Table 29: Analysis of Quarterly Residential Mortgage Unresolved Asserted Indemnification and Repurchase Claims

Dollars in millions	September 30 2012	June 30 2012	March 31 2012	December 31 2011	September 30 2011
FNMA, FHLMC, and GNMA Securitizations	$430	$419	$337	$302	$242
Private Investors (a)	82	83	69	73	72
Total unresolved claims	$512	$502	$406	$375	$314
FNMA, FHLMC, and GNMA %	84%	83%	83%	81%	77%
(a)	Activity relates to loans sold through Non-Agency securitization and loan sale transactions.

48    The PNC Financial Services Group, Inc. – Form 10-Q

The table below details our indemnification and repurchase claim settlement activity during the first nine months and the third quarter of 2012 and 2011.

Table 30: Analysis of Residential Mortgage Indemnification and Repurchase Claim Settlement Activity

	2012			2011
Nine months ended September 30 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC, and GNMA securitizations	$267	$155	$62	$171	$88	$57
Private investors (e)	65	40	4	67	36	14
Total indemnification and repurchase settlements	$332	$195	$66	$238	$124	$71

	2012			2011
Three months ended September 30 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC, and GNMA securitizations	$114	$66	$24	$61	$34	$15
Private investors (e)	19	12		11	6	2
Total indemnification and repurchase settlements	$133	$78	$24	$72	$40	$17
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans, and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and loan sale transactions.

During 2011 and the first nine months of 2012, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: 1) misrepresentation of income, assets or employment; 2) property evaluation or status issues (e.g., appraisal, title, etc.); 3) underwriting guideline violations; or 4) mortgage insurance rescissions. In the second quarter of 2012, FNMA and FHLMC enhanced efforts to reduce their exposure to losses on purchased loans resulted in a dramatic increase in repurchase claims, primarily on the 2006-2008 vintages, but also on other vintages, while loss severity and claim rescission rates remained relatively unchanged from prior quarters. Included in this higher volume were repurchase claims made on loans in later stages of default than had previously been observed. For example, in the second quarter of 2012, we experienced repurchase claims on loans which had defaulted more than two years prior to the claim date, which was inconsistent with historical activity. In response to these changes in behavior, we held discussions with both FNMA and FHLMC to clarify their intentions and to confirm our expectations of future claim activity. To date, government-sponsored enterprise (GSE) demands continue to track the expectations we developed in the second quarter as a result of these discussions.

The ongoing elevated repurchase claim activity has contributed to the higher balance of unresolved claims for residential mortgages at September 30, 2012, as well as the increase in residential mortgage indemnification and repurchase settlement activity in 2012. In response to the significant increase in claims and change in FNMA’s and FHLMC’s behavior, management revised its estimates of future claims resulting in an increase to the indemnification and repurchase liability in the second quarter of 2012. In the third quarter of 2012, PNC recorded an additional reserve primarily as a result of refinements to our life of loan reserve estimates, and also new origination activity.

At September 30, 2012 and December 31, 2011, the liability for estimated losses on indemnification and repurchase claims for residential mortgages totaled $421 million and $83 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of September 30, 2012 and December 31, 2011. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

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

The PNC Financial Services Group, Inc. – Form 10-Q    49

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

The following table details the unpaid principal balance of our unresolved home equity indemnification and repurchase claims at September 30, 2012 and December 31, 2011.

Table 31: Analysis of Home Equity Unresolved Asserted

Indemnification and Repurchase Claims

In millions	Sept. 30 2012	Dec. 31 2011
Home equity loans/lines:
Private investors (a)	$71	$110
(a)	Activity relates to brokered home equity loans/lines sold through loan sale transactions which occurred during 2005-2007.

The table below details our home equity indemnification and repurchase claim settlement activity during the first nine months and the third quarter of 2012 and 2011.

Table 32: Analysis of Home Equity Indemnification and Repurchase Claim Settlement Activity

	2012			2011
Nine months ended September 30 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Home equity loans/lines:
Private investors – Repurchases (d)	$19	$16	$3	$35	$102	$2

	2012			2011
Three months ended September 30 - In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Home equity loans/lines:
Private investors – Repurchases (d)	$3	$3		$5	$4	$1
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability. 2011 also includes amounts for settlement payments.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Activity relates to brokered home equity loans/lines sold through loan sale transactions which occurred during 2005-2007.

50    The PNC Financial Services Group, Inc. – Form 10-Q

During 2011 and the first nine months of 2012, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: 1) misrepresentation of income, assets or employment; 2) property evaluation or status issues (e.g., appraisal, title, etc.); or 3) underwriting guideline violations. The lower balance of unresolved indemnification and repurchase claims at September 30, 2012 is attributed to lower claims submissions and lower inventories of claims undergoing review due to elevated settlement activity in 2011. The lower first nine months of 2012 indemnification and repurchase settlement activity was also affected by the lower claim activity and the lower inventory of claims mentioned above as well as a higher rate of claim rescissions.

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

At September 30, 2012 and December 31, 2011, the liability for estimated losses on indemnification and repurchase claims for home equity loans/lines was $62 million and $47 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all home equity loans/lines sold and outstanding as of September 30, 2012 and December 31, 2011. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

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

The Risk Management section included in Item 7 of our 2011 Form 10-K describes our risk management philosophy, principles, governance and various aspects of our corporate-

level risk management program. Additionally, our 2011 Form 10-K provides an analysis of our primary areas of risk: credit, operational, model, liquidity, and market, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management process, and addresses historical performance in appropriate places within the Risk Management section of that report.

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

ASSET QUALITY OVERVIEW

Overall asset quality trends for the first nine months of 2012 improved from both December 31, and September 30, 2011 and included the following:

•

Overall loan delinquencies have decreased $657 million, or 14%, from year-end 2011 levels. The reduction was mainly due to a decline in government insured residential real estate in addition to a change in policy in the first quarter of 2012 for home equity loans past due 90 days being placed on nonaccrual status, compared to prior policy of past due 180 days. These decreases were partially offset by an increase in commercial real estate related to RBC Bank (USA) along with an increase in commercial loans.

•

Nonperforming assets decreased $135 million due to the decrease in nonperforming loans of $146 million, or 4%, to $3.4 billion as of September 30, 2012 compared with $3.6 billion as of December 31, 2011 mainly attributable to decreases in commercial real estate and commercial nonperforming loans. These decreases were offset by higher nonperforming home equity loans from a change in policy made in the first quarter of 2012 which places home equity loans on nonaccrual status when past due 90 days or more compared with 180 days under the prior policy. Additionally, pursuant to regulatory guidance in the third quarter of 2012, nonperforming consumer loans, primarily home equity and residential mortgage,

The PNC Financial Services Group, Inc. – Form 10-Q    51

increased $112 million related to changes in treatment of certain loans classified as TDRs resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability. Of these loans, approximately 90% are current on their payments.

•

Third quarter 2012 net charge-offs were $331 million, down 9% from third quarter 2011 net charge-offs of $365 million. Nine months ending September 30, 2012 net charge-offs were $979 million, down 25% from nine months ending September 30, 2011 net charge-offs of $1.3 billion. Pursuant to regulatory guidance, additional consumer charge-offs of $82.9 million have been taken as of September 30, 2012 related to changes in treatment of certain loans where borrowers have been discharged from personal liability under bankruptcy protection where no formal reaffirmation was provided by the borrower. Such loans have been classified as TDRs and have been measured at the fair value of the collateral less costs to sell. The risk of loss associated with these specific loans has been considered in the determination of our ALLL as of September 30, 2012.

•

The provision for credit losses declined to $228 million in the third quarter of 2012 compared with $261 million for the third quarter of 2011 as overall credit quality improved. The provision for credit losses declined to $669 million for the nine months ending September 30, 2012 compared with $962 million for the nine months ending September 30, 2011.

•	The level of ALLL has decreased to $4 billion at September 30, 2012 from $4.3 billion at December 31, 2011 and $4.5 billion at September 30, 2011.

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

Nonperforming assets decreased $135 million from December 31, 2011, to $4.0 billion at September 30, 2012, as discussed above. Nonperforming loans decreased $146 million to $3.4 billion while OREO and foreclosed assets increased $11 million to $607 million. The ratio of nonperforming assets to total loans, OREO and foreclosed assets decreased to 2.20% at September 30, 2012 from 2.60% at December 31, 2011. The ratio of nonperforming loans to total loans declined to 1.88% at September 30, 2012, compared to 2.24% at December 31, 2011. Total nonperforming assets have declined $2.4 billion, or 39%, from their peak of $6.4 billion at March 31, 2010.

Management continues to evaluate nonaccrual and charge off policies for second-lien consumer loans (residential mortgages and home equity loans and lines) pursuant to interagency supervisory guidance on practices for loans and lines of credit secured by junior liens on 1-4 family residential properties. This may result in future classification of performing second-lien consumer loans as nonperforming, including where the first-lien loan is 90 days or more past due. The credit loss policies for these loans are considered in our reserving process. Pursuant to the guidance, the Company will adopt a policy in the first quarter of 2013, subsequent to operationalizing related procedures, to charge-off a portion of certain second-lien consumer loans (residential mortgage and home equity lines of credit) where the first lien is delinquent. If this policy had been in effect as of September 30, 2012, there would have been approximately $81 million of additional cumulative charge-offs as of that date. The risk of loss associated with these loans has been considered in the determination of our ALLL at September 30, 2012.

At September 30, 2012, TDRs included in nonperforming loans was $1.4 billion or 41% of total nonperforming loans compared to $1.1 billion or 32% of nonperforming loans as of December 31, 2011. Within consumer nonperforming loans, residential real estate TDRs comprise 56% of total residential real estate nonperforming loans at September 30, 2012, up from 51% at December 31, 2011. Home equity TDRs comprise 62% of home equity nonperforming loans at September 30, 2012, down from 77% at December 31, 2011. The level of TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods because TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs.

At September 30, 2012, our largest nonperforming asset was $38 million in the Real Estate Rental and Leasing Industry and our average nonperforming loans associated with commercial lending was under $1 million. Our ten largest outstanding nonperforming assets are all from the commercial lending portfolio and represent 30% and 6% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of September 30, 2012.

52    The PNC Financial Services Group, Inc. – Form 10-Q

Table 33: Nonperforming Assets By Type

In millions	Sept. 30 2012	Dec. 31 2011
Nonperforming loans
Commercial lending
Commercial
Retail/wholesale trade	$88	$109
Manufacturing	104	117
Service providers	144	147
Real estate related (a)	236	252
Financial services	13	36
Health care	26	29
Other industries	138	209
Total commercial	749	899
Commercial real estate
Real estate projects	802	1,051
Commercial mortgage	198	294
Total commercial real estate	1,000	1,345
Equipment lease financing	15	22
Total commercial lending	1,764	2,266
Consumer lending (b)
Home equity (c)	818	529
Residential real estate
Residential mortgage (d)	766	685
Residential construction	24	41
Credit card	5	8
Other consumer	37	31
Total consumer lending (e)	1,650	1,294
Total nonperforming loans (f)	3,414	3,560
OREO and foreclosed assets
Other real estate owned (OREO) (g)	578	561
Foreclosed and other assets	29	35
Total OREO and foreclosed assets	607	596
Total nonperforming assets	$4,021	$4,156
Amount of commercial lending nonperforming loans contractually current as to remaining principal and interest	$534	$632
Percentage of total commercial lending nonperforming loans	30%	28%
Amount of TDRs included in nonperforming loans	$1,383	$1,141
Percentage of total nonperforming loans	41%	32%
Nonperforming loans to total loans	1.88%	2.24%
Nonperforming assets to total loans, OREO and foreclosed assets	2.20	2.60
Nonperforming assets to total assets	1.34	1.53
Allowance for loan and lease losses to total nonperforming loans (f) (h)	118	122
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(d)	Nonperforming residential mortgage excludes loans of $61 million accounted for under the fair value option as of both September 30, 2012 and December 31, 2011, respectively.
(e)	Pursuant to regulatory guidance, in the third quarter of 2012, nonperforming consumer loans, primarily home equity and residential mortgage, increased $112 million related to changes in treatment of certain loans classified as TDRs, net of charge-offs, resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability. Of these loans, approximately 90% are current on their payments. Charge-offs have been taken where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $82.9 million.
(f)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(g)	OREO excludes $363 million and $280 million at September 30, 2012 and December 31, 2011, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(h)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q    53

Table 34: OREO and Foreclosed Assets

In millions	Sept. 30 2012	Dec. 31 2011
Other real estate owned (OREO):
Residential properties	$176	$191
Residential development properties	168	183
Commercial properties	234	187
Total OREO	578	561
Foreclosed and other assets	29	35
Total OREO and foreclosed assets	$607	$596

Total OREO and foreclosed assets increased $11 million during the first nine months of 2012 from $596 million at December 31, 2011, to $607 million at September 30, 2012, which represents 15% of total nonperforming assets. As of September 30, 2012 and December 31, 2011, 29% and 32%, respectively, of our OREO and foreclosed assets were comprised of single family residential properties. The higher level of OREO and foreclosed assets was driven mainly by the acquisition of RBC Bank (USA). This was partially offset by higher sales of OREO as well as higher valuation losses on residential development and commercial OREO. Excluded from OREO at September 30, 2012 and December 31, 2011, respectively, was $363 million and $280 million of residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Table 35: Change in Nonperforming Assets

In millions	2012	2011
January 1	$4,156	$5,123
New nonperforming assets	2,844	2,771
Charge-offs and valuation adjustments	(921)	(999)
Principal activity, including paydowns and payoffs	(1,280)	(1,454)
Asset sales and transfers to loans held for sale	(476)	(461)
Returned to performing status	(302)	(682)
September 30	$4,021	$4,298

The table above presents nonperforming asset activity for the nine months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012, nonperforming assets decreased $135 million from $4.2 billion at December 31, 2011, to $4.0 billion at September 30, 2012, driven primarily by decreases in commercial real estate and commercial nonperforming loans. These decreases were offset by higher nonperforming home equity loans from a change in policy made in the first quarter of 2012 which places home equity loans on nonaccrual status when past due 90 days or more compared with 180 days under the prior policy. Additionally, pursuant to regulatory guidance in the third quarter of 2012, nonperforming consumer loans, primarily home equity and residential mortgage, increased $112 million related to changes in treatment of certain loans classified as TDRs resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability. Of these loans, approximately 90% are current on their payments. Approximately 85% of total nonperforming loans are secured by collateral which would be expected to reduce credit losses and require less reserves in the event of default, and 30% of commercial lending nonperforming loans are contractually current as to principal and interest. As of September 30, 2012, commercial nonperforming loans are carried at approximately 59% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the allowance for loan and lease losses. See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in this Report for additional information on these loans.

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

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased from $1.6 billion at December 31, 2011, to $1.4 billion at September 30, 2012. Consumer lending early stage delinquencies decreased by $216 million.

54    The PNC Financial Services Group, Inc. – Form 10-Q

This reduction included government insured other consumer amounts. This reduction was partially offset by an increase in commercial lending early stage delinquencies due to commercial and commercial real estate loans.

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, are in the process of collection and are reasonably expected to result in repayment and/or restoration to current status, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines. These loans decreased $517 million, or 17%, from $3.0 billion at December 31, 2011, to $2.5 billion at September 30, 2012, mainly due to improvements in government insured delinquent residential real estate loans and the change in policy for home equity loans. The following tables display the delinquency status of our loans at September 30, 2012 and December 31, 2011. Additional information regarding accruing loans past due is included in Note 5 Asset Quality in the Notes To Consolidated Financial Statements in this Report.

Table 36: Accruing Loans Past Due 30 To 59 Days (a)

	Amount		Percent of Total Outstandings
Dollars in millions	Sept. 30 2012	Dec. 31 2011	Sept. 30 2012	Dec. 31 2011
Commercial	$141	$122	.18%	.19%
Commercial real estate	91	96	.49	.59
Equipment lease financing	8	22	.12	.34
Home equity	130	173	.36	.52
Residential real estate
Non government insured	147	180	.96	1.24
Government insured	127	122	.80	.84
Credit card	31	38	.75	.96
Other consumer
Non government insured	54	58	.25	.30
Government insured	154	207	.72	1.08
Total	$883	$1,018	.49	.64

Table 37: Accruing Loans Past Due 60 To 89 Days (a)

	Amount		Percent of Total Outstandings
Dollars in millions	Sept. 30 2012	Dec. 31 2011	Sept. 30 2012	Dec. 31 2011
Commercial	$92	$47	.12%	.07%
Commercial real estate	66	35	.35	.22
Equipment lease financing	5	5	.07	.08
Home equity	69	114	.19	.34
Residential real estate
Non government insured	52	72	.34	.50
Government insured	94	104	.59	.72
Credit card	20	25	.48	.63
Other consumer
Non government insured	23	21	.11	.11
Government insured	121	124	.57	.65
Total	$542	$547	.30	.34

The PNC Financial Services Group, Inc. – Form 10-Q    55

Table 38: Accruing Loans Past Due 90 Days Or More (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	Sept. 30 2012	Dec. 31 2011	Sept. 30 2012	Dec. 31 2011
Commercial	$41	$49	.05%	.07%
Commercial real estate	36	6	.19	.04
Equipment lease financing	1		.01
Home equity (b)		221		.67
Residential real estate
Non government insured	97	152	.63	1.05
Government insured	1,896	2,129	11.98	14.71
Credit card	32	48	.77	1.21
Other consumer
Non government insured	18	23	.08	.12
Government insured	335	345	1.58	1.80
Total	$2,456	$2,973	1.35	1.87
(a)	Amounts in table represent recorded investment.
(b)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $320 million at September 30, 2012 and $438 million at December 31, 2011.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $35.9 billion as of September 30, 2012, or 20% of the total loan portfolio. Of that total, $24.0 billion, or 67%, was outstanding under primarily variable-rate home equity lines of credit and $11.9 billion, or 33%, consisted of closed-end home equity installment loans. Approximately 2% of the home equity portfolio was on nonperforming status as of September 30, 2012.

As of September 30, 2012, we are in an originated first lien position for approximately 35% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. Historically, we have originated and sold first residential real estate mortgages which resulted in a low percentage of home equity loans where we hold the first lien mortgage position. The remaining 63% of the portfolio was secured by second liens where we do not hold the first lien position. For the majority of the home equity portfolio where we are in, hold or service the first lien position, the credit performance of this portion of the portfolio is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

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

In establishing our ALLL for non-impaired loans, we utilize a delinquency roll-rate methodology for pools of loans. In accordance with accounting principles, under this methodology, we establish our allowance based upon incurred losses and not lifetime expected losses. The roll-rate methodology estimates transition/roll of loan balances from one delinquency state (e.g., 30-59 days past due) to another delinquency state (e.g., 60-89 days past due) and ultimately charge-off. The roll through to charge-off is based on PNC’s actual loss experience for each type of pool. Since a pool may

56    The PNC Financial Services Group, Inc. – Form 10-Q

consist of first and second liens, the charge-off amounts for the pool are proportionate to the composition of first and second liens in the pool. Our experience has been that the ratio of first to second lien loans has been consistent over time and is appropriately represented in our pools used for roll-rate calculations.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20 year amortization term. During the draw period, we have home equity lines of credit where borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest. Based upon outstanding balances at September 30, 2012, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 39: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2012	$605	$36
2013	1,383	227
2014	2,122	487
2015	2,092	669
2016	1,631	518
2017 and thereafter (a)	8,721	5,407
Total (b)	$16,554	$7,344
(a)	2017 and thereafter includes a $2.6 billion reclassification from Principal and Interest Product to Interest Only Product to correct for a misclassification of acquired RBC Bank (USA) loans.
(b)	Includes approximately $63 million, $152 million, $183 million, $184 million, $22 million and $355 million of home equity lines of credit with balloon payments with draw periods scheduled to end in the remainder of 2012, 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively.

We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments.

Based upon outstanding balances, and excluding purchased impaired loans, at September 30, 2012, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 4.13% were 30-89 days past due and approximately 6.19% were greater than or equal to 90 days past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges, and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include a loss mitigation loan modification resulting in a loan that is classified as a TDR.

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

The PNC Financial Services Group, Inc. – Form 10-Q    57

past due as of six months, nine months, twelve months and fifteen months after the modification date.

Table 40: Bank-Owned Consumer Real Estate Related Loan Modifications

	September 30, 2012		December 31, 2011
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	10,175	$894	13,352	$1,215
Permanent Modifications	6,293	434	1,533	92
Total home equity	16,468	1,328	14,885	1,307
Residential Mortgages
Permanent Modifications	8,776	1,496	7,473	1,342
Non-Prime Mortgages
Permanent Modifications	4,426	622	4,355	610
Residential Construction
Permanent Modifications	1,653	614	1,282	578
Total Bank-Owned Consumer Real Estate Related Loan Modifications	31,323	$4,060	27,995	$3,837

58    The PNC Financial Services Group, Inc. – Form 10-Q

Table 41: Bank-Owned Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months		Fifteen Months
September 30, 2012 Dollars in millions, except as noted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity
First Quarter 2012	24	2.1%							$1,476
Fourth Quarter 2011	9	2.0	18	3.9%					1,656
Third Quarter 2011	23	4.0	31	5.4	37	6.5%			2,461
Second Quarter 2011	20	5.4	29	7.8	38	10.2	42	11.3%	2,599
First Quarter 2011	9	9.5	9	9.5	12	12.6	12	12.6	1,532
Residential Mortgages
First Quarter 2012	184	17.9							28,701
Fourth Quarter 2011	212	22.2	289	30.3					51,224
Third Quarter 2011	272	22.3	365	29.9	460	37.6			76,476
Second Quarter 2011	352	26.1	442	32.8	489	36.2	554	41.1	89,398
First Quarter 2011	306	19.5	442	28.2	499	31.8	526	33.5	92,080
Non-Prime Mortgages
First Quarter 2012	46	21.3							6,235
Fourth Quarter 2011	38	14.7	59	22.9					8,956
Third Quarter 2011	86	23.2	104	28.0	134	36.1			19,079
Second Quarter 2011	109	18.3	147	24.7	168	28.2	195	32.7	31,594
First Quarter 2011	73	17.6	97	23.4	112	27.0	133	32.0	19,323
Residential Construction
First Quarter 2012	2	1.6							1,208
Fourth Quarter 2011	5	5.6	7	7.8					2,870
Third Quarter 2011	2	1.8	2	1.8	6	5.5			1,892
Second Quarter 2011	4	3.9	4	3.9	3	2.9	5	4.9	1,920
First Quarter 2011	7	4.3	10	6.1	17	10.4	17	10.4	9,221
Temporary Modifications
Home Equity
First Quarter 2012	36	7.5%							$2,534
Fourth Quarter 2011	27	5.3	42	8.3%					3,346
Third Quarter 2011	43	10.0	52	12.1	67	15.5%			7,619
Second Quarter 2011	63	10.4	92	15.3	114	18.9	139	23.1%	14,599
First Quarter 2011	89	6.6	153	11.4	192	14.3	238	17.7	24,388
(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarter ending March 31, 2011 through March 31, 2012 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects September 30, 2012 unpaid principal balances of the re-defaulted accounts for the First Quarter 2012 Vintage at Six Months, Fourth Quarter 2011 Vintage at Nine Months, for the Third Quarter 2011 Vintage at Twelve Months, and for the Second Quarter 2011 and prior Vintages at Fifteen Months.

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

The PNC Financial Services Group, Inc. – Form 10-Q    59

trial payment period, there is not a significant increase in the ALLL. If the trial payment period is unsuccessful, the loan will be evaluated for further action based upon our existing policies.

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of September 30, 2012 and December 31, 2011, 3,952 accounts with a balance of $594 million and 2,701 accounts with a balance of $478 million, respectively, of residential real estate loans have been modified under HAMP and were still outstanding on our balance sheet.

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

Beginning in 2010, we established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of September 30, 2012 and December 31, 2011, $72 million and $81 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $25 million and $24 million have been determined to be TDRs as of September 30, 2012 and December 31, 2011.

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. For the nine months ended September 30, 2012, $2.3 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the nine months ended September 30, 2011 was $1.9 billion.

Table 42: Summary of Troubled Debt Restructurings

In millions	Sept. 30 2012	Dec. 31 2011
Consumer lending:
Real estate-related	$1,742	$1,492
Credit card (a)	242	291
Other consumer	35	15
Total consumer lending (b)	2,019	1,798
Total commercial lending	556	405
Total TDRs	$2,575	$2,203
Nonperforming	$1,383	$1,141
Accruing (c)	950	771
Credit card (a)	242	291
Total TDRs	$2,575	$2,203
(a)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.
(b)	Pursuant to regulatory guidance, additional troubled debt restructurings of $154.8 million, net of charge-offs, resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability were added to the consumer lending population in the third quarter of 2012. Charge-offs have been taken where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $82.9 million
(c)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

As described in Table 42: Summary of Troubled Debt Restructurings, regulatory guidance was implemented in the third quarter of 2012 to (a) classify loans as TDRs where borrowers have been discharged from bankruptcy and have not formally reaffirmed their loan obligation and (b) charge-off the difference when the fair value less costs to sell the collateral was less than the recorded investment of the loan. Pursuant to adoption of this guidance as of September 30, 2012, we recorded $154.8 million of troubled debt restructurings, net of charge-offs. Because our estimated allowance for loan loss reserves is driven primarily by defaults as opposed to bankruptcy status, prior to this quarter, certain information relevant under this guidance was not collected for financial reporting purposes. Therefore, our estimate of additional TDRs and related charge-off amounts, nonperforming assets and ALLL may change as management confirms the accuracy and completeness of information related to the population of loans in bankruptcy as used in determining these estimates.

Total TDRs increased $372 million or 17% during the first nine months of 2012 to $2.6 billion as of September 30, 2012. Of this total, nonperforming TDRs totaled $1.4 billion, which represents approximately 40% of total nonperforming loans.

60    The PNC Financial Services Group, Inc. – Form 10-Q

TDRs that have returned to performing (accruing) status are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. These TDRs increased $179 million or 23% during the first nine months of 2012 to $950 million as of September 30, 2012. This increase reflects the further seasoning and performance of the TDRs. See Note 5 Asset Quality in the Notes to Consolidated Financial Statements in this Report for additional information.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND

UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $979 million in net charge-offs for the first nine months of 2012, compared to $1.3 billion in the first nine months of 2011. Commercial lending net charge-offs fell from $601 million in the first nine months of 2011 to $271 million in the first nine months of 2012. Consumer lending net charge-offs declined from $711 million in the first nine months of 2011 to $708 million in the first nine months of 2012.

Table 43: Loan Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans (annualized)
2012
Commercial	$348	$223	$125	.22%
Commercial real estate	242	86	156	1.16
Equipment lease financing	12	22	(10)	(.20)
Home equity	419	46	373	1.42
Residential real estate	92	(1)	93	.80
Credit card	157	17	140	4.61
Other consumer	140	38	102	.68
Total	$1,410	$431	$979	.75
2011
Commercial	$557	$256	$301	.69%
Commercial real estate	374	65	309	2.45
Equipment lease financing	28	37	(9)	(.19)
Home equity	375	37	338	1.35
Residential real estate	121	10	111	.98
Credit card	185	18	167	5.96
Other consumer	142	47	95	.74
Total	$1,782	$470	$1,312	1.16

Total net charge-offs are lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in this Report for additional information on net charge-offs related to these loans.

We maintain an ALLL to absorb losses from the loan portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date. While we make allocations to specific loans and pools of loans, the total reserve is available for all loan and lease losses. Quantitative modeling factors as discussed below are constantly changing as the financial strength of the borrower and overall economic conditions change. During the third quarter of 2012, enhancements were made to certain processes and assumptions used to estimate our ALLL. Specifically, PNC increased the amount of internally observed data used in estimating commercial lending PDs and LGDs. See the Critical Accounting Estimates and Judgments section of this Financial Review for additional information.

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

The PNC Financial Services Group, Inc. – Form 10-Q    61

Reserves allocated to non-impaired commercial loan classes are based on PD and LGD credit risk ratings.

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

Table 44: Allowance for Loan and Lease Losses

Dollars in millions	2012	2011
January 1	$4,347	$4,887
Total net charge-offs	(979)	(1,312)
Provision for credit losses	669	962
Net change in allowance for unfunded loan commitments and letters of credit	1	(29)
Other	1	(1)
September 30	$4,039	$4,507
Net charge-offs to average loans (for the nine months ended) (annualized)	.75%	1.16%
Allowance for loan and lease losses to total loans	2.22	2.92
Commercial lending net charge-offs	$(271)	$(601)
Consumer lending net charge-offs	(708)	(711)
Total net charge-offs	$(979)	$(1,312)
Net charge-offs to average loans (for the nine months ended) (annualized)
Commercial lending	.36%	.99%
Consumer lending	1.27	1.37

As further described in the Consolidated Income Statement Review section of this Report, the provision for credit losses totaled $669 million for the first nine months of 2012 compared to $962 million for the first nine months of 2011. For the first nine months of 2012, the provision for commercial lending credit losses declined by $175 million or 65% from the first nine months of 2011. Similarly, the provision for consumer lending credit losses decreased $118 million or 17% from the first nine months of 2011.

Purchased impaired loans are recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At September 30, 2012, we had established reserves of $1.1 billion for purchased impaired loans. In addition, all loans (purchased impaired and non-impaired) acquired in the RBC Bank (USA) acquisition were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at acquisition. See Note 6 Purchased Loans for additional information.

At September 30, 2012, total ALLL to total nonperforming loans was 118%. The comparable amount for December 31, 2011 was 122%. These ratios are 78% and 84%, respectively, when excluding the $1.4 billion of allowance at both September 30, 2012 and December 31, 2011 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not

62    The PNC Financial Services Group, Inc. – Form 10-Q

placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted based on our estimate of expected cash flows and additional allowance is recorded when these cash flows are below recorded investment. See the Nonperforming Assets By Type table within this Credit Risk Management section for additional information.

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

Bank Level Liquidity – Uses

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of September 30, 2012, there were approximately $20.9 billion of bank borrowings with maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. See the Bank Level Liquidity – Sources section below.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Total deposits increased to $206.3 billion at September 30, 2012 from $188.0 billion at December 31, 2011, primarily due to the RBC Bank (USA) acquisition. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At September 30, 2012, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements,

The PNC Financial Services Group, Inc. – Form 10-Q    63

trading securities, and interest-earning deposits with banks) totaling $6.7 billion and securities available for sale totaling $52.1 billion. Of our total liquid assets of $58.8 billion, we had $23.1 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and active balance sheet management.

In addition to the customer deposit base, which has historically provided the single largest source of relatively stable and low-cost funding, the bank also obtains liquidity through the issuance of traditional forms of funding including long-term debt (senior notes and subordinated debt and FHLB advances) and short-term borrowings (Federal funds purchased, securities sold under repurchase agreements, commercial paper issuances, and other short-term borrowings).

PNC Bank, N.A. is authorized by its board to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through September 30, 2012, PNC Bank, N.A. had issued $9.4 billion of debt under this program including the following during 2012:

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

On October 22, 2012, PNC Bank, N.A. issued additional debt under this program consisting of $1.0 billion of subordinated notes with a maturity date of November 1, 2022. Interest is payable semi-annually, at a fixed rate of 2.70%, on May 1 and November 1 of each year, beginning on May 1, 2013.

Total senior and subordinated debt increased to $6.6 billion at September 30, 2012 from $4.1 billion at December 31, 2011 due to issuances.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At September 30, 2012, our unused secured borrowing capacity was $11.4 billion with FHLB-Pittsburgh. Total FHLB borrowings increased to $9.9 billion at September 30, 2012 from $7.0 billion at December 31, 2011 due to $11.5 billion in new borrowings partially offset by $8.5 billion in maturities.

PNC Bank, N.A. has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of September 30, 2012, there was $4.6 billion outstanding under this program. Commercial paper on our Consolidated Balance Sheet also includes $6.1 billion of commercial paper issued by Market Street Funding LLC, a consolidated VIE.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At September 30, 2012, our unused secured borrowing capacity was $29.2 billion with the Federal Reserve Bank.

Parent Company Liquidity – Uses

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of September 30, 2012, there were approximately $300 million of parent company borrowings with maturities of less than one year.

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

See 2012 Capital and Liquidity Actions in the Executive Summary section of this Financial Review for additional information regarding our 2012 capital activities.

64    The PNC Financial Services Group, Inc. – Form 10-Q

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.6 billion at September 30, 2012. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 21 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2011 Form 10-K for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Trust Preferred Securities” section of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and in Note 13 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of our 2011 Form 10-K.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of September 30, 2012, the parent company had approximately $2.7 billion in funds available from its cash and investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital securities, in public or private markets and commercial paper. We have effective shelf registration statements pursuant to which we can issue additional debt and equity securities, including certain hybrid capital instruments. Total senior and subordinated debt and hybrid capital instruments decreased to $11.5 billion at September 30, 2012 from $16.0 billion at December 31, 2011 primarily due to $4.0 billion in maturities and $1.8 billion in redemptions partially offset by $1.0 billion in new borrowings.

During 2012 we issued the following securities under our shelf registration statement:

•

$1.0 billion of senior notes issued March 8, 2012 and due March 8, 2022. Interest is paid semi-annually at a fixed rate of 3.30%. The offering resulted in gross proceeds to us, before offering related expenses, of $990 million,

•

Sixty million depositary shares, each representing a 1/4,000th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P, issued April 24, 2012, resulting in gross proceeds to us, before commissions and expenses, of $1.5 billion,

•

Eighteen million depositary shares, each representing a 1/4,000th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series Q, issued September 21, 2012, resulting in gross proceeds to us, before commissions and expenses, of $450 million. On October 9, 2012, pursuant to the underwriting agreement for this offering, we issued an additional 1.2 million depositary shares in satisfaction of an option granted to the underwriters in the agreement to cover over-allotments, resulting in additional gross proceeds of $30 million.

On November 1, 2012, PNC priced its parent company Senior Notes due November 9, 2022 in a secondary public offering under our shelf registration statement that was made in connection with the remarketing transaction described in Note 20 Subsequent Events in the Notes To Consolidated Financial Statements in this Report. The offering is subject to customary closing conditions.

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of September 30, 2012, there were no issuances outstanding under this program.

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

The PNC Financial Services Group, Inc. – Form 10-Q    65

regulatory environment and the timing of those changes could impact our ratings, which as noted above, could impact our liquidity and financial condition. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition.

Table 45: Credit Ratings as of September 30, 2012 for PNC and PNC Bank, N.A.

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB	BBB-

PNC Bank, N.A.
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

Commitments

The following tables set forth contractual obligations and various other commitments as of September 30, 2012 representing required and potential cash outflows.

Table 46: Contractual Obligations

		Payment Due By Period
September 30, 2012 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$27,792	$19,372	$4,649	$1,804	$1,967
Borrowed funds (a) (b)	43,104	25,867	4,765	5,399	7,073
Minimum annual rentals on noncancellable leases	2,808	407	667	474	1,260
Nonqualified pension and postretirement benefits	558	64	122	116	256
Purchase obligations (c)	670	420	179	40	31
Total contractual cash obligations	$74,932	$46,130	$10,382	$7,833	$10,587
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

We had unrecognized tax benefits of $178 million at September 30, 2012. This liability for unrecognized tax benefits represents an estimate of tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 16 Income Taxes in the Notes To Consolidated Financial Statements of this Report for additional information.

Our contractual obligations totaled $72.0 billion at December 31, 2011. The increase in the comparison is primarily attributable to the increase in borrowed funds, partially offset by the decline in time deposits. See the Funding and Capital Sources section in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

Table 47: Other Commitments (a)

		Amount Of Commitment Expiration By Period
September 30, 2012 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$118,285	$51,856	$36,195	$29,760	$474
Standby letters of credit (b)	11,413	5,101	4,817	1,447	48
Reinsurance agreements (c)	5,969	2,851	91	47	2,980
Other commitments (d)	802	502	204	93	3
Total commitments	$136,469	$60,310	$41,307	$31,347	$3,505
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $7.5 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers. Balances represent estimates based on availability of financial information.
(d)	Includes unfunded commitments related to private equity investments of $201 million and other investments of $4 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $550 million and other direct equity investments of $47 million that are included in Other liabilities on our Consolidated Balance Sheet.

66    The PNC Financial Services Group, Inc. – Form 10-Q

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

Sensitivity results and market interest rate benchmarks for the third quarters of 2012 and 2011 follow:

Table 48: Interest Sensitivity Analysis

	Third Quarter 2012	Third Quarter 2011
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.4%	1.8%
100 basis point decrease (a)	(1.7)%	(1.2)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	7.9%	6.5%
100 basis point decrease (a)	(5.2)%	(3.7)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(8.3)	(5.4)
Key Period-End Interest Rates
One-month LIBOR	.21%	.24%
Three-year swap	.44%	.74%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Table 49: Net Interest Income Sensitivity to Alternative Rate Scenarios (Third Quarter 2012)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.4%	.2%	(.9)%
Second year sensitivity	1.9%	1.4%	(3.7)%

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

The PNC Financial Services Group, Inc. – Form 10-Q    67

consider forward projections of purchase accounting accretion when forecasting net interest income.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Table 50: Alternate Interest Rate Scenarios: One Year Forward

The third quarter 2012 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

We believe a diversified VaR is a better representation of risk than a non-diversified VaR as it reflects empirical correlations across different asset classes. PNC began to include the daily mark-to-market impact from the CVA in determining the diversified VaR measure during the first quarter of 2012 and comparative periods are stated on a similar basis. During the first nine months of 2012, our 95% VaR ranged between $2.2 million and $5.3 million, averaging $3.7 million. During the first nine months of 2011, our 95% VaR ranged between $.7 million and $4.8 million, averaging $2.8 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. Over a normal business cycle, we would expect an average of twelve to thirteen instances a year in which actual losses exceeded the prior day VaR measure at the enterprise-wide level at a 95% confidence interval. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Also, including customer revenue and intraday hedging helps to reduce trading losses and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There were two such instances during the first nine months of 2012 under our diversified VaR measure. In comparison, there was one such instance during the first nine months of 2011. We use a 500 day look back period for backtesting and include customer related revenue.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day diversified VaR for the period.

Table 51: Enterprise-Wide Trading-Related Gains/Losses Versus Value at Risk

68    The PNC Financial Services Group, Inc. – Form 10-Q

Total trading revenue was as follows:

Table 52: Trading Revenue

Nine months ended September 30 In millions	2012	2011
Net interest income	$29	$33
Noninterest income	187	159
Total trading revenue	$216	$192
Securities underwriting and trading (a)	$71	$58
Foreign exchange	69	69
Financial derivatives and other	76	65
Total trading revenue	$216	$192

Three months ended September 30 In millions	2012	2011
Net interest income	$9	$11
Noninterest income	82	51
Total trading revenue	$91	$62
Securities underwriting and trading (a)	$28	$13
Foreign exchange	22	33
Financial derivatives and other	41	16
Total trading revenue	$91	$62
(a)	Includes changes in fair value for certain loans accounted for at fair value.

The trading revenue disclosed above includes results from providing investing and risk management services to our customers as well as results from hedges of customer activity. Trading revenue excludes the impact of economic hedging activities which we transact to manage risk primarily related to residential and commercial mortgage servicing rights, and residential and commercial mortgage loans held-for-sale. Derivatives used for economic hedges are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in symmetrical accounting treatment for both the hedging instrument and the hedged item. Economic hedge results, along with the associated hedged items, are reported in the respective income statement line items, as appropriate.

Trading revenue for the first nine months of 2012 increased $24 million compared with the first nine months of 2011 primarily due to higher derivative, foreign exchange, and securities client sales revenue and improved client related trading results.

Trading revenue for the third quarter of 2012 increased $29 million compared with the third quarter of 2011 primarily due to the reduced impact of counterparty credit risk on valuations of customer derivative positions and to a lesser extent, higher underwriting activity.

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

A summary of our equity investments follows:

Table 53: Equity Investments Summary

In millions	Sept. 30 2012	Dec. 31 2011
BlackRock	$5,517	$5,291
Tax credit investments	3,008	2,646
Private equity	1,741	1,491
Visa	343	456
Other	237	250
Total	$10,846	$10,134

BlackRock

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at September 30, 2012, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are tax credit investments which are accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $3.0 billion at September 30, 2012 and $2.6 billion at December 31, 2011.

The PNC Financial Services Group, Inc. – Form 10-Q    69

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.7 billion at September 30, 2012 and $1.5 billion at December 31, 2011. As of September 30, 2012, $1.1 billion was invested directly in a variety of companies and $.6 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $261 million as of September 30, 2012. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors included in our 2011 Form 10-K for discussion of potential impacts of the Volcker Rule provisions of Dodd-Frank on our holding interests in and sponsorship of private equity or hedge funds.

Our unfunded commitments related to private equity totaled $201 million at September 30, 2012 compared with $247 million at December 31, 2011.

Visa

In September 2012, we sold 5 million Visa Class B common shares and entered into a swap agreement with the purchaser of the shares. See Note 9 Fair Value and Note 13 Financial Derivatives in our Notes To Consolidated Financial Statements of this Report for additional information. At September 30, 2012, our investment in Visa Class B common shares totaled approximately 18 million shares and was recorded at $343 million. Based on the September 30, 2012 closing price of $134.28 for the Visa Class A common shares, the fair value of our total investment was approximately $1.0 billion at the current conversion ratio which considers all litigation funding by Visa to date. The Visa Class B common shares we own generally will not be transferable, except under limited circumstances, until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion ratio of Visa Class B common shares to Class A common shares in connection with any settlements in excess of any amounts then in escrow for that purpose and will also reduce the conversion ratio to the extent that it adds any funds to the escrow in the future.

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

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At September 30, 2012, other investments totaled $237 million compared with $250 million at December 31, 2011. We recognized net gains related to these investments of $24 million and $8 million during the first nine months of 2012 and 2011, respectively, including net gains of $11 million during the third quarter of 2012 and net losses of $5 million during the third quarter of 2011.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $4 million at September 30, 2012 and $3 million at December 31, 2011.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies in our Notes To Consolidated Financial Statements under Item 8 of our 2011 Form 10-K, in Note 9 Fair Value and in Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in this Report, which is incorporated here by reference.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

70    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at September 30, 2012 and December 31, 2011.

Table 54: Financial Derivatives Summary

	September 30, 2012		December 31, 2011
In millions	Notional/ Contractual Amount	Net Fair Value	Notional/ Contractual Amount	Net Fair Value
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$28,829	$1,851	$29,234	$1,772
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$195,676	$643	$196,991	$565
Total derivatives used for commercial mortgage banking activities	4,607	(27)	2,720	(21)
Total derivatives used for customer-related activities	162,480	(22)	158,095	(132)
Total derivatives used for other risk management activities	1,662	(308)	4,289	(327)
Total derivatives not designated as hedging instruments	$364,425	$286	$362,095	$85
Total Gross Derivatives	$393,254	$2,137	$391,329	$1,857

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2012, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2012, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The PNC Financial Services Group, Inc. – Form 10-Q    71

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

72    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    73

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

Recorded investment (purchased impaired loans) – The initial investment of a purchased impaired loan plus interest accretion and less any cash payments and writedowns to date. The recorded investment excludes any valuation allowance which is included in our allowance for loan and lease losses.

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

Return on average common shareholders’ equity – Annualized net income attributable to common shareholders divided by average common shareholders’ equity.

Risk-weighted assets – Computed by the assignment of specific risk-weights (as defined by the Board of Governors of the Federal Reserve System) to assets and off-balance sheet instruments.

74    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    75

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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the moderate economic expansion will persist and interest rates will remain very low in 2012 and 2013, despite downside risks from the “fiscal cliff” and European recession.

•

PNC’s regulatory capital ratios in the future will depend on, among other things, the company’s financial performance, the scope and terms of final capital regulations then in effect (particularly those implementing the Basel Capital Accords), and management actions affecting the composition of PNC’s balance sheet. In addition, PNC’s ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent on the ongoing development, validation and regulatory approval of related models.

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

76    The PNC Financial Services Group, Inc. – Form 10-Q

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

We provide greater detail regarding these as well as other factors in our 2011 Form 10-K, as amended by Amendment No. 1 thereto, in our first and second quarter 2012 Form 10-Qs, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes to Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    77

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Interest Income
Loans	$2,076	$1,904	$6,190	$5,693
Investment securities	504	511	1,557	1,638
Other	90	115	316	329
Total interest income	2,670	2,530	8,063	7,660
Interest Expense
Deposits	103	167	289	529
Borrowed funds	168	188	558	630
Total interest expense	271	355	847	1,159
Net interest income	2,399	2,175	7,216	6,501
Noninterest Income
Asset management	305	287	867	838
Consumer services	288	330	842	974
Corporate services	295	187	817	632
Residential mortgage	227	198	284	556
Service charges on deposits	152	140	423	394
Net gains on sales of securities	40	68	159	187
Other-than-temporary impairments	(26)	(122)	(74)	(225)
Less: Noncredit portion of other-than-temporary impairments (a)	(2)	(87)	22	(117)
Net other-than-temporary impairments	(24)	(35)	(96)	(108)
Other	406	194	931	803
Total noninterest income	1,689	1,369	4,227	4,276
Total revenue	4,088	3,544	11,443	10,777
Provision For Credit Losses	228	261	669	962
Noninterest Expense
Personnel	1,171	949	3,401	2,914
Occupancy	212	171	601	540
Equipment	185	159	541	484
Marketing	74	72	209	175
Other	1,008	789	3,001	2,273
Total noninterest expense	2,650	2,140	7,753	6,386
Income before income taxes and noncontrolling interests	1,210	1,143	3,021	3,429
Income taxes	285	309	739	851
Net income	925	834	2,282	2,578
Less: Net income (loss) attributable to noncontrolling interests	(14)	4	(13)	(2)
Preferred stock dividends and discount accretion	63	4	127	33
Net income attributable to common shareholders	$876	$826	$2,168	$2,547
Earnings Per Common Share
Basic	$1.66	$1.57	$4.10	$4.84
Diluted	1.64	1.55	4.06	4.79
Average Common Shares Outstanding
Basic	526	524	526	524
Diluted	529	526	529	526

(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements.

78    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions	Three months ended September 30		Nine months ended September 30
Unaudited	2012	2011	2012	2011
Net income	$925	$834	$2,282	$2,578
Other comprehensive income, before tax and net of reclassifications into Net income:
Net unrealized gains on non-OTTI securities	466	368	862	877
Net unrealized gains (losses) on OTTI securities	448	(121)	862	66
Net unrealized gains (losses) on cash flow hedge derivatives	(23)	295	(107)	330
Pension and other postretirement benefit plan adjustments	22	3	109	14
Other	13	(12)	(5)	27
Other comprehensive income, before tax and net of reclassifications into Net income	926	533	1,721	1,314
Income tax expense related to items of other comprehensive income	(337)	(205)	(625)	(486)
Other comprehensive income, after tax and net of reclassifications into Net income	589	328	1,096	828
Comprehensive income	1,514	1,162	3,378	3,406
Less: Comprehensive income (loss) attributable to noncontrolling interests	(14)	4	(13)	(2)
Comprehensive income attributable to PNC	$1,528	$1,158	$3,391	$3,408

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    79

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	September 30 2012	December 31 2011
Assets
Cash and due from banks (includes $5 and $7 for VIEs) (a)	$4,284	$4,105
Federal funds sold and resale agreements (includes $462 and $732 measured at fair value) (b)	1,724	2,205
Trading securities	2,664	2,513
Interest-earning deposits with banks (includes $6 and $325 for VIEs) (a)	2,321	1,169
Loans held for sale (includes $2,288 and $2,365 measured at fair value) (b)	2,737	2,936
Investment securities (includes $10 and $109 for VIEs) (a)	62,814	60,634
Loans (includes $7,816 and $6,096 for VIEs) (includes $314 and $227 measured at fair value) (a) (b)	181,864	159,014
Allowance for loan and lease losses (includes $(78) and $(91) for VIEs) (a)	(4,039)	(4,347)
Net loans	177,825	154,667
Goodwill	9,163	8,285
Other intangible assets	1,778	1,859
Equity investments (includes $1,725 and $1,643 for VIEs) (a)	10,846	10,134
Other (includes $1,388 and $1,205 for VIEs) (includes $210 and $210 measured at fair value) (a) (b)	24,647	22,698
Total assets	$300,803	$271,205
Liabilities
Deposits
Noninterest-bearing	$64,484	$59,048
Interest-bearing	141,779	128,918
Total deposits	206,263	187,966
Borrowed funds
Federal funds purchased and repurchase agreements	3,877	2,984
Federal Home Loan Bank borrowings	9,942	6,967
Bank notes and senior debt	9,960	11,793
Subordinated debt	6,754	8,321
Commercial paper (includes $6,098 and $4,271 for VIEs) (a)	10,731	4,271
Other (includes $249 and $505 for VIEs) (a)	1,840	2,368
Total borrowed funds	43,104	36,704
Allowance for unfunded loan commitments and letters of credit	239	240
Accrued expenses (includes $151 and $155 for VIEs) (a)	4,015	4,175
Other (includes $987 and $734 for VIEs) (a)	5,380	4,874
Total liabilities	259,001	233,959
Equity
Preferred stock (c)
Common stock ($5 par value, authorized 800 shares, issued 538 and 537 shares)	2,689	2,683
Capital surplus – preferred stock	3,559	1,637
Capital surplus – common stock and other	12,149	12,072
Retained earnings	19,813	18,253
Accumulated other comprehensive income (loss)	991	(105)
Common stock held in treasury at cost: 9 and 10 shares	(518)	(487)
Total shareholders’ equity	38,683	34,053
Noncontrolling interests	3,119	3,193
Total equity	41,802	37,246
Total liabilities and equity	$300,803	$271,205
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

80    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions Unaudited	Nine months ended September 30
	2012	2011
Operating Activities
Net income	$2,282	$2,578
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	669	962
Depreciation and amortization	861	850
Deferred income taxes	480	160
Net gains on sales of securities	(159)	(187)
Net other-than-temporary impairments	96	108
Gain on sale of Visa Class B common shares	(137)
Mortgage servicing rights valuation adjustment	268	649
Noncash charge on trust preferred securities redemption	225
Undistributed earnings of BlackRock	(220)	(216)
Excess tax benefits from share-based payment arrangements	(17)
Net change in
Trading securities and other short-term investments	857	(137)
Loans held for sale	2	602
Other assets	117	(4,014)
Accrued expenses and other liabilities	566	3,510
Other	(264)	(280)
Net cash provided (used) by operating activities	5,626	4,585
Investing Activities
Sales
Securities available for sale	8,510	17,136
Loans	1,220	1,418
Repayments/maturities
Securities available for sale	6,602	4,289
Securities held to maturity	2,417	1,983
Purchases
Securities available for sale	(14,307)	(20,921)
Securities held to maturity	(1,045)	(955)
Loans	(1,468)	(1,494)
Net change in
Federal funds sold and resale agreements	474	1,892
Interest-earning deposits with banks	(863)	(1,162)
Loans	(9,909)	(5,729)
Net cash received (paid) for acquisition activity	(3,294)	261
Purchases of corporate and bank owned life insurance		(200)
Other	30	(244)
Net cash provided (used) by investing activities	(11,633)	(3,726)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    81

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

In millions Unaudited	Nine months ended September 30
	2012	2011
Financing Activities
Net change in
Noninterest-bearing deposits	$1,261	$5,069
Interest-bearing deposits	(1,018)	(1,041)
Federal funds purchased and repurchase agreements	547	(1,032)
Commercial paper	3,028	449
Other borrowed funds	(390)	(1,240)
Sales/issuances
Federal Home Loan Bank borrowings	11,000
Bank notes and senior debt	2,089	1,244
Commercial paper	15,329	6,308
Other borrowed funds	730	279
Preferred stock	1,920	988
Common and treasury stock	147	35
Repayments/maturities
Federal Home Loan Bank borrowings	(8,995)	(1,028)
Bank notes and senior debt	(4,045)	(2,423)
Subordinated debt	(1,783)	(509)
Commercial paper	(11,897)	(6,147)
Other borrowed funds	(861)	(607)
Excess tax benefits from share-based payment arrangements	17
Acquisition of treasury stock	(160)	(66)
Preferred stock cash dividends paid	(125)	(32)
Common stock cash dividends paid	(608)	(421)
Net cash provided (used) by financing activities	6,186	(174)
Net Increase (Decrease) In Cash And Due From Banks	179	685
Cash and due from banks at beginning of period	4,105	3,297
Cash and due from banks at end of period	$4,284	$3,982
Supplemental Disclosures
Interest paid	$943	$1,165
Income taxes paid	36	836
Income taxes refunded	13	30
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	500	678
Transfer from loans to foreclosed assets	832	576

See accompanying Notes To Consolidated Financial Statements.

82    The PNC Financial Services Group, Inc. – Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of its products and services nationally, as well as, products and services in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Alabama, Delaware, Georgia, Virginia, Missouri, Wisconsin and South Carolina. PNC also provides certain products and services internationally.

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2011 Annual Report on Form 10-K as amended by Amendment

No. 1 on Form 10-K/A (2011 Form 10-K). Reference is made to Note 1 Accounting Policies in the 2011 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to these policies in the first nine months of 2012 other than as disclosed herein. These interim consolidated financial statements serve to update the 2011 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

As noted above, we mark-to-market our obligation to transfer BlackRock shares related to certain BlackRock LTIP

The PNC Financial Services Group, Inc. – Form 10-Q    83

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

We generally classify Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) loans as nonaccrual (and therefore nonperforming) when we determine that the collection of interest or principal is not probable or when delinquency of interest or principal payments has existed for 90 days or more and the loans are not well-secured and/or in the process of collection. A loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Such factors that would lead to nonperforming status would include, but are not limited to, the following:

•	Deterioration in the financial position of the borrower resulting in the loan moving from accrual to cash basis accounting,
•	The collection of principal or interest is 90 days or more past due unless the asset is both well-secured and in the process of collection,
•	Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, whether 90 days have passed or not,
•	The borrower has filed or will likely file for bankruptcy,
•	The bank advances additional funds to cover principal or interest,
•	We are in the process of liquidating a commercial borrower, or
•	We are pursuing remedies under a guarantee.

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

If payment is received while a loan is nonperforming, generally the payment is first applied to the recorded investment; once this principal obligation has been fulfilled, payments are applied to recover any charged-off amounts related to the impaired loan that might exist. Finally, if both principal and any charge-offs have been recovered, then the payment will be recorded as interest income.

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs may include restructuring certain terms of loans, receipts of assets from debtors in partial satisfaction of loans, or a combination thereof. As of September 30, 2012, TDRs also include $154.8 million of consumer loans for which a borrower has been discharged from personal liability in bankruptcy. For TDRs, payments are applied based upon their contractual terms unless the related

84    The PNC Financial Services Group, Inc. – Form 10-Q

loan is deemed non-performing. Except as noted below, TDRs are included in nonperforming loans until returned to performing status through the fulfilling of restructured terms for a reasonable period of time (generally 6 months).

For those loans classified as TDRs based upon discharge in bankruptcy, we have classified these loans as nonperforming and have estimated a loan’s recoverability based upon the fair value less costs to sell of the underlying collateral. Charge-offs have been taken where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $82.9 million.

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

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is comprised principally of commercial real estate and residential real estate properties obtained in partial or total satisfaction of loan obligations. After obtaining a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we are awarded title, we transfer the loan to foreclosed assets included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is initially recorded at estimated fair value less cost to sell. Based upon the estimated fair value less cost to sell, the recorded investment of the loan is adjusted and, typically, a charge-off/recovery is recognized to the Allowance for Loan and Lease Losses (ALLL). We estimate fair values primarily based on appraisals, or sales agreements with third parties. Anticipated recoveries and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolios as of the balance sheet date. Our determination of the allowance is based on periodic evaluations of these loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

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

Nonperforming loans are considered impaired under ASC 310-Receivables and are evaluated for a specific reserve. Specific reserve allocations are determined as follows:

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

•	Consumer nonperforming loans are collectively reserved for unless classified as TDRs, for which

The PNC Financial Services Group, Inc. – Form 10-Q    85

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

86    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 55: RBC Bank (USA) Purchase Accounting (a)

In millions
Purchase price as of March 2, 2012	$3,599

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value (b)
Cash due from banks	305
Trading assets, interest-earning deposits with banks, and other short-term investments	1,493
Loans held for sale	97
Investment securities	2,349
Net loans	14,512
Other intangible assets	180
Equity investments	35
Other assets	3,383
Deposits	(18,094)
Other borrowed funds	(1,321)
Other liabilities	(290)

Total fair value of identifiable net assets	2,649

Goodwill	$950
(a)	The table above has been updated to reflect certain immaterial adjustments, including final purchase price settlement.
(b)	These items are considered as non-cash activity for the Consolidated Statement of Cash Flows.

In many cases the determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The most significant of these determinations related to the fair valuation of acquired loans. See Note 6 Purchased Loans for further discussion of the accounting for purchased impaired and purchased non-impaired loans, including the determination of fair value for acquired loans.

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

Table 56: RBC Bank (USA) Intangible Assets

	As of March 2, 2012
Intangible Assets (in millions)	Fair Value	Weighted Life	Amortization Method
Residential mortgage servicing rights	$16	68 months	(a	)
Core deposits	164	144 months	Accelerated
Total	$180
(a)	Intangible asset accounted for at fair value.

See Note 10 Goodwill and Other Intangible Assets for further discussion of the accounting for goodwill and other intangible assets.

The estimated amount of RBC Bank (USA) revenue and net income (excluding integration costs) included in PNC’s consolidated income statement for the nine months ended September 30, 2012 was $717 million and $198 million, respectively. Upon closing and conversion of the RBC Bank (USA) transaction, subsequent to March 2, 2012, separate records for RBC Bank (USA) as a stand-alone business have not been maintained as the operations of RBC Bank (USA) have been fully integrated into PNC. RBC Bank (USA) revenue and earnings disclosed above reflect management’s best estimate, based on information available at the reporting date.

The PNC Financial Services Group, Inc. – Form 10-Q    87

The following table presents certain unaudited pro forma information for illustrative purposes only, for the nine months ended September 30, 2012 and 2011 as if RBC Bank (USA) had been acquired on January 1, 2011. The unaudited estimated pro forma information combines the historical results of RBC Bank (USA) with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2011. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2011. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, the pro forma financial information does not include the impact of possible business model changes and does not reflect pro forma adjustments to conform accounting policies between RBC Bank (USA) and PNC. Additionally, PNC expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented.

Table 57: RBC Bank (USA) and PNC Pro Forma Results

	Unaudited Pro Forma For the Nine Months Ended September 30
In millions	2012	2011
Total revenues	$11,652	$11,584
Net income	2,270	2,378

In connection with the RBC Bank (USA) acquisition and other prior acquisitions, PNC recognized $232 million of integration charges in the first nine months of 2012. PNC recognized $14 million of integration charges in the first nine months of 2011 in connection with prior acquisitions. The integration charges are included in the table above.

SALE OF SMARTSTREET

Effective October 26, 2012, PNC divested certain deposits and assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition, to Union Bank, N.A. Smartstreet is a nationwide business focused on homeowner or community association managers and had approximately $1 billion of assets and deposits as of September 30, 2012. Upon recording of the sale transaction in the fourth quarter of 2012, the gain on sale will be immaterial and we will reduce goodwill and core deposit intangibles by approximately $46 million and $13 million, respectively, and record accrued taxes payable of approximately $32 million.

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

NOTE 3 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

LOAN SALE AND SERVICING ACTIVITIES

We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-Agency Securitization, and loan sale transactions. Agency securitizations consist of securitization transactions with Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA) (collectively the Agencies). FNMA and FHLMC generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market through special purpose entities (SPEs) that they sponsor. We, as an authorized GNMA issuer/servicer, pool Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) insured loans into mortgage-backed securities for sale into the secondary market. In Non-Agency securitizations, we have transferred loans into securitization SPEs. Third-party investors have also purchased our loans in loan sale transactions and in certain instances have subsequently sold these loans into securitization SPEs. Securitization SPEs utilized in the Agency and Non-Agency securitization transactions are variable interest entities (VIEs).

Our continuing involvement in the FNMA, FHLMC, and GNMA securitizations, Non-Agency securitizations, and loan

88    The PNC Financial Services Group, Inc. – Form 10-Q

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

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At September 30, 2012 and December 31, 2011, the balance of our ROAP asset and liability totaled $185 million and $265 million, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q    89

The following table provides information related to certain financial information associated with PNC’s loan sale and servicing activities:

Table 58: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – September 30, 2012
Servicing portfolio (c)	$119,246	$150,903	$5,433
Carrying value of servicing assets (d)	594	402	1
Servicing advances (e)	608	511	5
Servicing deposits (f)	2,433	3,495	32
Repurchase and recourse obligations (g)	421	43	62
Carrying value of mortgage-backed securities held (h)	5,695	1,642
FINANCIAL INFORMATION – December 31, 2011
Servicing portfolio (c)	$118,058	$155,813	$5,661
Carrying value of servicing assets (d)	647	468	1
Servicing advances (e)	563	510	8
Servicing deposits (f)	2,264	3,861	38
Repurchase and recourse obligations (g)	83	47	47
Carrying value of mortgage-backed securities held (h)	4,654	1,839
CASH FLOWS – Three months ended September 30, 2012
Sales of loans (i)	$4,032	$469
Repurchases of previously transferred loans (j)	352		$3
Contractual servicing fees received	93	43	6
Servicing advances recovered/(funded), net	(44)	(21)	3
Cash flows on mortgage-backed securities held (h)	324	92
CASH FLOWS – Three months ended September 30, 2011
Sales of loans (i)	$2,652	$658
Repurchases of previously transferred loans (j)	429		$5
Contractual servicing fees received	92	45	5
Servicing advances recovered/(funded), net	(35)	(23)	(2)
Cash flows on mortgage-backed securities held (h)	90	142
CASH FLOWS – Nine months ended September 30, 2012
Sales of loans (i)	$10,480	$1,418
Repurchases of previously transferred loans (j)	1,121		$19
Contractual servicing fees received	287	134	17
Servicing advances recovered/(funded), net	(45)		3
Cash flows on mortgage-backed securities held (h)	863	444
CASH FLOWS – Nine months ended September 30, 2011
Sales of loans (i)	$9,181	$1,562
Repurchases of previously transferred loans (j)	1,238		$35
Contractual servicing fees received	269	132	17
Servicing advances recovered/(funded), net	(27)	(59)	13
Cash flows on mortgage-backed securities held (h)	348	319

(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity business in which PNC is no longer engaged. See Note 18 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgage and home equity loan/line transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents the portion of the overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 9 Fair Value and Note 10 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.
(f)	Represents balances in custodial and escrow demand deposit accounts held at PNC on behalf of investors. Borrowers’ loan payments including escrows are deposited in these accounts prior to their distribution.
(g)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 18 Commitments and Guarantees for further information.
(h)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(i)	There were no gains or losses recognized on the transaction date for sales of residential mortgage and certain commercial mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(j)	Includes government insured or guaranteed loans repurchased through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.

90    The PNC Financial Services Group, Inc. – Form 10-Q

VARIABLE INTEREST ENTITIES (VIES)

As discussed in our 2011 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of

VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of September 30, 2012 and December 31, 2011.

Table 59: Consolidated VIEs – Carrying Value (a) (b)

September 30, 2012 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments	Total
Assets
Cash and due from banks			$5	$5
Interest-earning deposits with banks			6	6
Investment securities	$10			10
Loans	6,087	$1,729		7,816
Allowance for loan and lease losses		(78)		(78)
Equity investments			1,725	1,725
Other assets	539	36	813	1,388
Total assets	$6,636	$1,687	$2,549	$10,872
Liabilities
Commercial paper	$6,098			$6,098
Other borrowed funds			$249	249
Accrued expenses			151	151
Other liabilities	534		453	987
Total liabilities	$6,632		$853	$7,485

December 31, 2011 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments	Total
Assets
Cash and due from banks			$7	$7
Interest-earning deposits with banks		$317	8	325
Investment securities	$109			109
Loans	4,163	1,933		6,096
Allowance for loan and lease losses		(91)		(91)
Equity investments			1,643	1,643
Other assets	360	7	838	1,205
Total assets	$4,632	$2,166	$2,496	$9,294
Liabilities
Commercial paper	$4,271			$4,271
Other borrowed funds		$287	$218	505
Accrued expenses		50	105	155
Other liabilities	355		379	734
Total liabilities	$4,626	$337	$702	$5,665
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.

The PNC Financial Services Group, Inc. – Form 10-Q    91

Table 60: Assets and Liabilities of Consolidated VIEs (a)

In millions	Aggregate Assets	Aggregate Liabilities
September 30, 2012
Market Street	$7,814	$7,815
Credit Card Securitization Trust	1,744
Tax Credit Investments	2,557	871
December 31, 2011
Market Street	$5,490	$5,491
Credit Card Securitization Trust	2,175	494
Tax Credit Investments	2,503	723
(a)	Amounts in this table differ from total assets and liabilities in the preceding “Consolidated VIEs—Carrying Value” table due to the elimination of intercompany assets and liabilities in the preceding table.

Table 61: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
September 30, 2012
Commercial Mortgage-Backed Securitizations (a)	$73,628	$73,628	$1,738	$1,738	(c)
Residential Mortgage-Backed Securitizations (a)	45,848	45,848	5,707	5,707	(c)	$92	(e)
Tax Credit Investments and Other (b)	5,650	2,105	1,035	1,035	(d)	479	(e)
Total	$125,126	$121,581	$8,480	$8,480		$571

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2011
Commercial Mortgage-Backed Securitizations (a)	$75,961	$75,961	$2,079	$2,079	(c)
Residential Mortgage-Backed Securitizations (a)	44,315	44,315	4,667	4,667	(c)	$99	(e)
Tax Credit Investments and Other (b)	5,395	2,384	837	837	(d)	352	(e)
Total	$125,671	$122,660	$7,583	$7,583		$451
(a)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 8 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships.
(c)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(d)	$1 billion included in Equity investments and $4 million included in Loans held for sale at September 30, 2012 on our Consolidated Balance Sheet. $837 million included in Equity investments at December 31, 2011 on our Consolidated Balance Sheet.
(e)	Included in Other liabilities on our Consolidated Balance Sheet.

Market Street

Market Street Funding LLC (Market Street), owned by an independent third-party, is a multi-seller asset-backed commercial paper conduit that primarily purchases assets or makes loans secured by interests in pools of receivables from US corporations. Market Street funds the purchases of assets or loans by issuing commercial paper. Market Street is supported by pool-specific credit enhancements, liquidity facilities, and a program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted-average commercial paper cost of funds. During 2011 and the first nine months of 2012, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, National Association, (“PNC Bank, N.A.”) provides certain administrative services, the program-level credit enhancement and liquidity facilities to Market Street in exchange for fees negotiated based on market rates. The program-level credit enhancement covers net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. Coverage is a cash collateral account funded by a loan facility. This facility expires in June 2017. At September 30, 2012, $1.2 billion was outstanding on this facility.

Although the commercial paper obligations at September 30, 2012 and December 31, 2011 were supported by Market Street’s assets, PNC Bank, N.A. may be obligated to fund Market Street under the $11.5 billion of liquidity facilities for events such as commercial paper market disruptions, borrower

92    The PNC Financial Services Group, Inc. – Form 10-Q

bankruptcies, collateral deficiencies or covenant violations. Our credit risk under the liquidity facilities is secondary to the risk of first loss absorbed by Market Street borrowers through over-collateralization of assets and losses absorbed by deal-specific credit enhancement provided by a third party. The deal-specific credit enhancement is generally structured to cover a multiple of expected losses for the pool of assets and is sized to meet rating agency standards for comparably structured transactions.

Through the credit enhancement and liquidity facility arrangements, PNC Bank, N.A. has the power to direct the activities of Market Street that most significantly affect its economic performance and these arrangements expose PNC Bank, N.A. to expected losses or residual returns that are potentially significant to Market Street. Therefore, PNC Bank, N.A. consolidates Market Street. PNC Bank, N.A. is not required to nor have we provided additional financial support to Market Street and Market Street creditors have no direct recourse to PNC Bank, N.A.

Credit Card Securitization Trust

We were the sponsor of several credit card securitizations facilitated through a trust. This bankruptcy-remote SPE was established to purchase credit card receivables from the sponsor and to issue and sell asset-backed securities created by it to independent third-parties. The SPE was financed primarily through the sale of these asset-backed securities. These transactions were originally structured to provide liquidity and to afford favorable capital treatment.

Our continuing involvement in these securitization transactions consisted primarily of holding certain retained interests and acting as the primary servicer. For each securitization series that was outstanding, our retained interests held were in the form of a pro-rata undivided interest, or sellers’ interest, in the transferred receivables, subordinated tranches of asset-backed securities, interest-only strips, discount receivables, and subordinated interests in accrued interest and fees in securitized receivables. We consolidated the SPE as we were deemed the primary beneficiary of the entity based upon our level of continuing involvement. Our role as primary servicer gave us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of retained interests gave us the obligation to absorb expected losses, or the ability to receive residual returns that could be potentially significant to the SPE. The underlying assets of the consolidated SPE were restricted only for payment of the beneficial interests issued by the SPE. We were not required to nor did we provide additional financial support to the SPE. Additionally, creditors of the SPE have no direct recourse to PNC.

During the first quarter of 2012, the last series issued by the SPE, Series 2007-1, matured. At September 30, 2012, the SPE continued to exist and we consolidated the entity as we continued to be the primary beneficiary of the SPE through our holding of seller’s interest and our role as the primary servicer.

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

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide the limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of losses and benefits for these investments are the tax credits, tax benefits due to passive losses on the investments, and development and operating cash flows. We have consolidated investments in which we are the general partner or managing member and have a limited partnership interest or non-managing member interest that could absorb losses or receive benefits that could be potentially significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and the third party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in these investments have any recourse to our general credit. We have not provided financial or other support to the limited partnership or LLC that we are not contractually obligated to provide. The consolidated aggregate assets and liabilities of these investments are provided in the Consolidated VIEs table and reflected in the “Other” business segment.

For tax credit investments in which we do not have the right to make decisions that will most significantly impact the

The PNC Financial Services Group, Inc. – Form 10-Q    93

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

The first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold variable interests in Agency and Non-Agency securitization SPEs through our holding of mortgage-backed securities issued by the SPEs and/or our recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-Agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At September 30, 2012, our level of continuing involvement in Non-Agency securitization SPEs did not result in PNC being deemed the primary beneficiary of any of these entities. Details about the Agency and Non-Agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the table above. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

Table 62: Loans Outstanding

In millions	September 30 2012	December 31 2011
Commercial lending
Commercial	$79,668	$65,694
Commercial real estate	18,609	16,204
Equipment lease financing	6,923	6,416
Total commercial lending	105,200	88,314
Consumer lending
Home equity	35,878	33,089
Residential real estate	15,383	14,469
Credit card	4,135	3,976
Other consumer	21,268	19,166
Total consumer lending	76,664	70,700
Total loans (a) (b)	$181,864	$159,014
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.9 billion and $2.3 billion at September 30, 2012 and December 31, 2011, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in loans outstanding.

At September 30, 2012, we pledged $23.9 billion of commercial loans to the Federal Reserve Bank and $38.4 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2011 were $21.8 billion and $27.7 billion, respectively.

Table 63: Net Unfunded Credit Commitments

In millions	September 30 2012	December 31 2011
Commercial and commercial real estate	$75,790	$64,955
Home equity lines of credit	20,075	18,317
Credit card	17,692	16,216
Other	4,728	3,783
Total (a)	$118,285	$103,271
(a)	Excludes standby letters of credit. See Note 18 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At September 30, 2012, commercial commitments reported above exclude $21.4 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2011 was $20.2 billion.

94    The PNC Financial Services Group, Inc. – Form 10-Q

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

NOTE 5 ASSET QUALITY

ASSET QUALITY

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency rates may be a key indicator, among other considerations, of credit risk within the loan portfolios. The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale and purchased impaired loans, but include government insured or guaranteed loans.

The trends in nonperforming assets represent another key indicator of the potential for future credit losses. Nonperforming assets include nonperforming loans, certain TDRs, and other real estate owned (OREO) and foreclosed assets, but exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans. See Note 6 Purchased Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The following tables display the delinquency status of our loans and our nonperforming assets at September 30, 2012 and December 31, 2011.

Table 64: Age Analysis of Past Due Accruing Loans (a)

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Purchased Impaired	Total Loans
September 30, 2012
Commercial	$78,291	$141	$92	$41	$274	$749	$354	$79,668
Commercial real estate	16,368	91	66	36	193	1,000	1,048	18,609
Equipment lease financing	6,894	8	5	1	14	15		6,923
Home equity (c)	32,166	130	69		199	818	2,695	35,878
Residential real estate (d)	8,530	274	146	1,993	2,413	790	3,650	15,383
Credit card	4,047	31	20	32	83	5		4,135
Other consumer (e)	20,524	208	144	353	705	37	2	21,268
Total	$166,820	$883	$542	$2,456	$3,881	$3,414	$7,749	$181,864
Percentage of total loans	91.72%	.49%	.30%	1.35%	2.14%	1.88%	4.26%	100.00%
December 31, 2011
Commercial	$64,437	$122	$47	$49	$218	$899	$140	$65,694
Commercial real estate	14,010	96	35	6	137	1,345	712	16,204
Equipment lease financing	6,367	22	5		27	22		6,416
Home equity (c)	29,288	173	114	221	508	529	2,764	33,089
Residential real estate (d)	7,935	302	176	2,281	2,759	726	3,049	14,469
Credit card	3,857	38	25	48	111	8		3,976
Other consumer (e)	18,355	265	145	368	778	31	2	19,166
Total	$144,249	$1,018	$547	$2,973	$4,538	$3,560	$6,667	$159,014
Percentage of total loans	90.72%	.64%	.34%	1.87%	2.85%	2.24%	4.19%	100.00%
(a)	Amounts in table represent recorded investment.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(d)	Past due loan amounts at September 30, 2012, include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $1.9 billion for 90 days or more past due. Past due loan amounts at December 31, 2011, include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $2.1 billion for 90 days or more past due.
(e)	Past due loan amounts at September 30, 2012, include government insured or guaranteed other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due. Past due loan amounts at December 31, 2011, include government insured or guaranteed other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due.

The PNC Financial Services Group, Inc. – Form 10-Q    95

Table 65: Nonperforming Assets

Dollars in millions	September 30, 2012	December 31, 2011
Nonperforming loans
Commercial lending
Commercial	$749	$899
Commercial real estate	1,000	1,345
Equipment lease financing	15	22
Total commercial lending	1,764	2,266
Consumer lending (a)
Home equity (b)	818	529
Residential real estate (c)	790	726
Credit card	5	8
Other consumer	37	31
Total consumer lending (d)	1,650	1,294
Total nonperforming loans (e)	3,414	3,560
OREO and foreclosed assets
Other real estate owned (OREO) (f)	578	561
Foreclosed and other assets	29	35
Total OREO and foreclosed assets	607	596
Total nonperforming assets	$4,021	$4,156
Nonperforming loans to total loans	1.88%	2.24%
Nonperforming assets to total loans, OREO and foreclosed assets	2.20	2.60
Nonperforming assets to total assets	1.34	1.53
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(c)	Nonperforming residential real estate excludes loans of $61 million accounted for under the fair value option for both September 30, 2012 and December 31, 2011.
(d)	Pursuant to regulatory guidance, in the third quarter of 2012, nonperforming consumer loans, primarily home equity and residential mortgage, increased $112 million related to changes in treatment of certain loans classified as TDRs, net of charge-offs, resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability. Of these loans, approximately 90% are current on their payments. Charge-offs have been taken where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $82.9 million.
(e)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(f)	OREO excludes $363 million and $280 million at September 30, 2012 and December 31, 2011, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Nonperforming loans also include loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 5 for additional information. For the nine months ended September 30, 2012, $2.3 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the nine months ended September 30, 2011 was $1.9 billion.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.4 billion at September 30, 2012 and $1.1 billion at December 31, 2011. TDRs returned to performing (accruing) status totaled $950 million and $771 million at September 30, 2012 and December 31, 2011, respectively, and are excluded from nonperforming loans.

These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. At September 30, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

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

96    The PNC Financial Services Group, Inc. – Form 10-Q

COMMERCIAL LENDING ASSET CLASSES

COMMERCIAL LOAN CLASS

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides risk granularity in the monitoring process on an ongoing basis. At least annually, we update PDs based upon internal historical data, including market data. Additionally, when statistically significant historical data exists, we update our LGDs. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. Loans with better PD and LGD have a lower likelihood of loss. Conversely, loans with worse PD and LGD have a higher likelihood of loss. The loss amount also considers EAD, which we update when statistically significant historical data exists.

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

See Note 6 Purchased Loans for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q    97

Table 66: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated (b)	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
September 30, 2012
Commercial	$74,228	$2,130	$2,749	$207	$79,314
Commercial real estate	14,252	842	2,277	190	17,561
Equipment lease financing	6,750	49	119	5	6,923
Purchased impaired loans	89	57	860	396	1,402
Total commercial lending (f)	$95,319	$3,078	$6,005	$798	$105,200
December 31, 2011
Commercial	$60,649	$1,831	$2,817	$257	$65,554
Commercial real estate	11,478	791	2,823	400	15,492
Equipment lease financing	6,210	48	153	5	6,416
Purchased impaired loans	107	35	542	168	852
Total commercial lending (f)	$78,444	$2,705	$6,335	$830	$88,314
(a)	Based upon PDs and LGDs.
(b)	Pass Rated loans include loans not classified as “Special Mention”, “Substandard”, or “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(f)	Loans are included above based on their contractual terms as “Pass”, “Special Mention”, “Substandard” or “Doubtful”.

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

98    The PNC Financial Services Group, Inc. – Form 10-Q

In the table below, we provide information on home equity and residential real estate outstanding balances and recorded investment. See Note 4 Loans and Commitments to Extend Credit for additional information.

Table 67: Home Equity and Residential Real Estate Balances

In millions	September 30 2012	December 31 2011
Home equity and residential real estate loans - excluding purchased impaired loans (a)	$44,767	$41,014
Home equity and residential real estate loans - purchased impaired loans (a)	6,976	6,533
Government insured or guaranteed residential real estate mortgages (a)	2,294	2,884
Purchase accounting, deferred fees and other accounting adjustments	(2,776)	(2,873)
Total home equity and residential real estate loans (b)	$51,261	$47,558
(a)	Represents outstanding balance.
(b)	Represents recorded investment.

Table 68: Consumer Real Estate Secured Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
September 30, 2012 - in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c) (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$574	$3,418	$1,017	$5,009
Less than or equal to 660 (e) (f)	90	788	252	1,130
Missing FICO	28	18	29	75
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	904	3,058	1,122	5,084
Less than or equal to 660 (e) (f)	144	564	251	959
Missing FICO	47	15	23	85
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	849	1,650	840	3,339
Less than or equal to 660	117	235	139	491
Missing FICO	75	40	21	136
Less than 90% and updated FICO scores:
Greater than 660	8,033	10,061	4,665	22,759
Less than or equal to 660	949	1,525	886	3,360
Missing FICO	862	227	410	1,499
Missing LTV and updated FICO scores:
Greater than 660		7	1	8
Less than or equal to 660		2		2
Missing FICO			831	831
Total home equity and residential real estate loans	$12,672	$21,608	$10,487	$44,767

The PNC Financial Services Group, Inc. – Form 10-Q    99

	Home Equity (g)		Residential Real Estate
December 31, 2011 - in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c) (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$481	$3,222	$1,845	$5,548
Less than or equal to 660 (e) (f)	78	747	463	1,288
Missing FICO	1	9	289	299
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	706	2,940	1,336	4,982
Less than or equal to 660 (e) (f)	127	582	349	1,058
Missing FICO	1	5	53	59
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	660	1,587	760	3,007
Less than or equal to 660	98	255	200	553
Missing FICO	8	15	12	35
Less than 90% and updated FICO scores:
Greater than 660	6,588	9,747	3,152	19,487
Less than or equal to 660	821	1,405	799	3,025
Missing FICO	679	218	32	929
Missing LTV and updated FICO scores:
Greater than 660		11		11
Less than or equal to 660		2		2
Missing FICO			731	731
Total home equity and residential real estate loans	$10,248	$20,745	$10,021	$41,014
(a)	Excludes purchased impaired loans of approximately $7.0 billion and $6.5 billion in outstanding balances, certain government insured or guaranteed residential real estate mortgages of approximately $2.3 billion and $2.9 billion, and loans held for sale at September 30, 2012 and December 31, 2011, respectively. See the Consumer Real Estate Secured Asset Quality Indicators—Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent outstanding balance.
(c)	Based upon updated LTV (inclusive of CLTV for second lien positions).
(d)	Updated LTV (inclusive of CLTV for second lien positions) are estimated using modeled property values. These ratios are updated semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(e)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(f)	The following states have the highest percentage of higher risk loans at September 30, 2012: New Jersey 13%, Illinois 12%, Pennsylvania 10%, Ohio 10%, California 9%, Florida 9%, Maryland 5%, Michigan 4%, and North Carolina 4%. The remainder of the states have lower than 3% of the high risk loans individually, and collectively they represent approximately 24% of the higher risk loans. At December 31, 2011, the states with the highest percentage of higher risk loans were as follows: Pennsylvania 13%, New Jersey 13%, Illinois 10%, Ohio 9%, Florida 8%, California 8%, Maryland 5%, and Michigan 5%. The remainder of the states had lower than 3% of the high risk loans individually, and collectively they represented approximately 29% of the higher risk loans.
(g)	In the second quarter of 2012, we made changes to the assumptions used to determine home equity first and second lien positions. This resulted in an increase in Home equity 2nd liens of $2.4 billion and a corresponding decrease in Home equity 1st liens as of December 31, 2011.

100    The PNC Financial Services Group, Inc. – Form 10-Q

Table 69: Consumer Real Estate Secured Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
September 30, 2012 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d) (e)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$17	$696	$529	$1,242
Less than or equal to 660	17	383	330	730
Missing FICO		21	14	35
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	22	375	498	895
Less than or equal to 660	18	194	317	529
Missing FICO		14	15	29
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	10	104	233	347
Less than or equal to 660	12	59	212	283
Missing FICO		4	6	10
Less than 90% and updated FICO scores:
Greater than 660	56	602	724	1,382
Less than or equal to 660	97	400	868	1,365
Missing FICO	1	19	34	54
Missing LTV and updated FICO scores:
Greater than 660			1	1
Less than or equal to 660		1		1
Missing FICO	11	10	52	73
Total home equity and residential real estate loans	$261	$2,882	$3,833	$6,976

The PNC Financial Services Group, Inc. – Form 10-Q    101

	Home Equity (b) (c) (f)		Residential Real Estate (b) (c)
December 31, 2011 - in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d) (e)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$15	$833	$361	$1,209
Less than or equal to 660	15	513	681	1,209
Missing FICO		23	38	61
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	17	509	229	755
Less than or equal to 660	16	286	375	677
Missing FICO		19	7	26
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	10	127	116	253
Less than or equal to 660	11	79	208	298
Missing FICO		5	4	9
Less than 90% and updated FICO scores:
Greater than 660	46	423	404	873
Less than or equal to 660	72	366	679	1,117
Missing FICO	1	17	22	40
Missing LTV and updated FICO scores:
Greater than 660			1	1
Less than or equal to 660		1	1	2
Missing FICO		1	2	3
Total home equity and residential real estate loans	$203	$3,202	$3,128	$6,533
(a)	Amounts shown represent outstanding balance. See Note 6 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states have the highest percentage of loans at September 30, 2012: California 22%, Florida 14%, Illinois 11%, Ohio 6%, Michigan 5%, and North Carolina, Georgia, New York, and Maryland at 4%, respectively. The remainder of the states have lower than a 3% concentration of purchased impaired loans individually, and collectively they represent approximately 26% of the purchased impaired portfolio. At December 31, 2011, the states with the highest percentage of loans were as follows: California 22%, Florida 13%, Illinois 12%, Ohio 9%, Michigan 5% and New York 4%. The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 35% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of CLTV for second lien positions).
(e)	Updated LTV (inclusive of CLTV for second lien positions) are estimated using modeled property values. These ratios are updated semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party AVMs, HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(f)	In the second quarter of 2012, we made changes to the assumptions used to determine lien position. This resulted in a decrease in Home equity 1st liens of $65 million and a corresponding increase in Home equity 2nd liens as of December 31, 2011.

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

See Note 6 Purchased Loans for additional information.

102    The PNC Financial Services Group, Inc. – Form 10-Q

Table 70: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
September 30, 2012
FICO score greater than 719	$2,117	51%	$7,172	58%
650 to 719	1,157	28	2,885	23
620 to 649	193	5	428	4
Less than 620	267	6	555	5
No FICO score available or required (c)	401	10	1,354	10
Total loans using FICO credit metric	4,135	100%	12,394	100%
Consumer loans using other internal credit metrics (b)			8,874
Total loan balance	$4,135		$21,268
Weighted-average updated FICO score (d)		724		741
December 31, 2011
FICO score greater than 719	$2,016	51%	$5,556	61%
650 to 719	1,100	28	2,125	23
620 to 649	184	5	370	4
Less than 620	284	7	548	6
No FICO score available or required (c)	392	9	574	6
Total loans using FICO credit metric	3,976	100%	9,173	100%
Consumer loans using other internal credit metrics (b)			9,993
Total loan balance	$3,976		$19,166
Weighted-average updated FICO score (d)		723		739
(a)	At September 30, 2012, we had $33 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the September 30, 2012 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 20%, Pennsylvania 13%, Michigan 12%, Illinois 8%, Indiana 6%, Florida 6%, New Jersey 5%, Kentucky 4%, and North Carolina 4%. All other states, none of which comprise more than 4%, make up the remainder of the balance. At December 31, 2011, we had $49 million of credit card loans that are higher risk. The majority of the December 31, 2011 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 20%, Michigan 14%, Pennsylvania 13%, Illinois 7%, Indiana 7%, Florida 6% and Kentucky 5%. All other states, none of which comprise more than 4%, make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

TROUBLED DEBT RESTRUCTURINGS (TDRS)

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, extensions, and bankruptcy discharges from personal liability, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. In those situations where principal is forgiven, the amount of such principal forgiveness is immediately charged off.

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $570 million and $580 million at September 30, 2012, and December 31, 2011, respectively, for the total TDR portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    103

Table 71: Summary of Troubled Debt Restructurings

In millions	Sept. 30 2012	Dec. 31 2011
Total consumer lending (a)	$2,019	$1,798
Total commercial lending	556	405
Total TDRs	$2,575	$2,203
Nonperforming	$1,383	$1,141
Accruing (b)	950	771
Credit card (c)	242	291
Total TDRs	$2,575	$2,203
(a)	Pursuant to regulatory guidance, additional troubled debt restructurings related to changes in treatment of certain loans of $154.8 million, net of charge-offs, resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability were added to the consumer lending population in the third quarter of 2012. The additional TDR population increased nonperforming loans by $112 million, approximately 90% of which were current on their payments. Charge-offs have been taken where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $82.9 million.
(b)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.
(c)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.

As described in Table 71: Summary of Troubled Debt Restructurings, regulatory guidance was implemented in the third quarter of 2012 to (a) classify loans as TDRs where borrowers have been discharged from bankruptcy and have not formally reaffirmed their loan obligation and (b) charge-off the difference when the fair value less costs to sell the collateral was less than the recorded investment of the loan. Pursuant to adoption of this guidance as of September 30, 2012, we recorded $154.8 million of troubled debt restructurings, net of charge-offs. Because our estimated allowance for loan loss reserves is driven primarily by defaults as opposed to bankruptcy status, prior to this quarter, certain information relevant under this guidance was not collected for financial reporting purposes. Therefore, our estimate of additional TDRs and related charge-off amounts, nonperforming assets and ALLL may change as management confirms the accuracy and completeness of information related to the population of loans in bankruptcy as used in determining these estimates.

The table below quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during the three months and nine months ended September 30, 2012 and 2011. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category would result in reductions to future interest income. The Other TDR category primarily includes postponement/reduction of scheduled amortization, as well as contractual extensions.

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

104    The PNC Financial Services Group, Inc. – Form 10-Q

Table 72: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended September 30, 2012 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	35	$112	$9	$50	$35	$94
Commercial real estate	17	74	5		59	64
Equipment lease financing (d)	2	3
Total commercial lending	54	189	14	50	94	158
Consumer lending
Home equity	962	65		53	10	63
Residential real estate	205	40		18	21	39
Credit card	2,435	18		17		17
Other consumer	157	4		1	4	5
Total consumer lending	3,759	127		89	35	124
Total TDRs	3,813	$316	$14	$139	$129	$282
During the three months ended September 30, 2011 (e) Dollars in millions
Commercial lending
Commercial	174	$39	$1	$14	$22	$37
Commercial real estate	17	81	29	26	17	72
Equipment lease financing (d)	2
Total commercial lending	193	120	30	40	39	109
Consumer lending
Home equity	817	64		52	11	63
Residential real estate	399	116		70	42	112
Credit card	2,800	21		20		20
Other consumer	129	3			3	3
Total consumer lending	4,145	204		142	56	198
Total TDRs	4,338	$324	$30	$182	$95	$307

The PNC Financial Services Group, Inc. – Form 10-Q    105

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the nine months ended September 30, 2012 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	173	$226	$13	$81	$88	$182
Commercial real estate	51	174	22	43	89	154
Equipment lease financing	8	21	2		11	13
Total commercial lending	232	421	37	124	188	349
Consumer lending
Home equity	3,148	208		165	40	205
Residential real estate	587	114		47	63	110
Credit card	6,643	49		48		48
Other consumer	570	14		2	13	15
Total consumer lending	10,948	385		262	116	378
Total TDRs	11,180	$806	$37	$386	$304	$727
During the nine months ended September 30, 2011 (e) Dollars in millions
Commercial lending
Commercial	493	$96	$11	$24	$47	$82
Commercial real estate	56	225	64	97	39	200
Equipment lease financing (d)	2
Total commercial lending	551	321	75	121	86	282
Consumer lending
Home equity	3,259	264		240	23	263
Residential real estate	1,298	316		210	83	293
Credit card	9,786	73		70		70
Other consumer	303	8		1	7	8
Total consumer lending	14,646	661		521	113	634
Total TDRs	15,197	$982	$75	$642	$199	$916
(a)	Impact of partial charge offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
(d)	During the three months ended September 30, 2012, the Post-TDR amount for the Equipment lease financing loan class totals less than $1 million. During both the three months and nine months ended September 30, 2011, the Pre-TDR and Post-TDR amounts for the Equipment lease financing loan class total less than $1 million.
(e)	Includes loans modified during the three months and nine months ended September 30, 2011 that were determined to be TDRs under the requirements of ASU 2011-02, which was adopted on July 1, 2011 and prospectively applied to all modifications entered into on and after January 1, 2011.

TDRs may result in charge-offs and interest income not being recognized. At or around the time of modification, there was $6 million in recorded investment of commercial TDRs, and zero in recorded investment of commercial real estate TDRs charged off during the three months ended September 30, 2012. Comparable amounts for the three months ended September 30, 2011 were zero and $5 million respectively. For residential real estate, there was $2 million of recorded investment charged off during the three months ended September 30, 2012, related to modifications in which principal was partially deferred and deemed uncollectible. The comparable amount for the three months ended September 30, 2011 was $3 million. There were no charge offs around the time of modification related to equipment lease financing, home equity, credit card, and other consumer TDR portfolios for either period.

At or around the time of modification, there was $18 million in recorded investment of commercial TDRs, $2 million in recorded investment of commercial real estate TDRs, and $5 million in recorded investment of equipment lease financing TDRs charged off during the nine months ended September 30, 2012. Comparable amounts for the nine months ended September 30, 2011 were $23 million, $12 million, and zero respectively. For residential real estate, there was $5 million of recorded investment charged off during the nine months ended September 30, 2012 related to modifications in which principal was partially deferred and deemed uncollectible. The comparable amount for the nine months ended September 30, 2011 was $15 million. There were no charge offs around the time of modification related to home equity, credit card, and other consumer TDR portfolios for either period.

A financial effect of rate reduction TDRs is that interest income is not recognized. Interest income not recognized that otherwise would have been earned in the three months and nine months ended September 30, 2012 and 2011 related to both commercial TDRs and consumer TDRs was not material.

106    The PNC Financial Services Group, Inc. – Form 10-Q

Pursuant to regulatory guidance issued in the third quarter, management compiled TDR information related to changes in treatment of certain loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC. This information was compiled as of September 30, 2012 and has been reflected in period end disclosures. Because of the timing of the compilation of the TDR information and the fact that it pertains to several prior periods, such information has not been reflected as part of the third quarter activity included in Table 72: Financial Impact and TDRs by Concession Type.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In the table below, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the reporting periods preceding July 1, 2012, July 1, 2011, January 1, 2012 and January 1, 2011, respectively, in the table below and subsequently defaulted during these reporting periods.

Table 73: TDRs which have Subsequently Defaulted

During the three months ended September 30, 2012 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	20	$19
Commercial real estate	9	18
Total commercial lending (a)	29	37
Consumer lending
Home equity	140	13
Residential real estate	148	20
Credit card	2,037	15
Other consumer	38	1
Total consumer lending	2,363	49
Total TDRs	2,392	$86
During the three months ended September 30, 2011 (b) Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	16	$16
Commercial real estate	9	60
Total commercial lending (a)	25	76
Consumer lending
Home equity	291	23
Residential real estate	140	32
Credit card	2,363	16
Other consumer (c)	14
Total consumer lending	2,808	71
Total TDRs	2,833	$147

The PNC Financial Services Group, Inc. – Form 10-Q    107

During the nine months ended September 30, 2012 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	78	$34
Commercial real estate	32	58
Equipment lease financing	5	11
Total commercial lending	115	103
Consumer lending
Home equity	506	46
Residential real estate	455	66
Credit card	2,979	21
Other consumer	114	4
Total consumer lending	4,054	137
Total TDRs	4,169	$240
During the nine months ended September 30, 2011 (b) Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	20	$39
Commercial real estate	28	111
Total commercial lending (a)	48	150
Consumer lending
Home equity	848	68
Residential real estate	255	63
Credit card	3,696	24
Other consumer	18	1
Total consumer lending	4,817	156
Total TDRs	4,865	$306
(a)	During the three months ended September 30, 2012, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted. During both the three months and nine months ended September 30, 2011, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.
(b)	Includes loans modified during the three months and nine months ended September 30, 2011 that were determined to be TDRs under the requirements of ASU 2011-02, which was adopted on July 1, 2011 and prospectively applied to all modifications entered into on and after January 1, 2011.
(c)	During the three months ended September 30, 2011, the total recorded investment for the Other consumer loan class was less than $1 million.

The impact to the ALLL for commercial lending TDRs is the effect of moving to the specific reserve methodology from the quantitative reserve methodology for those loans that were not already put on nonaccrual status. There is an impact to the ALLL as a result of the concession made, which generally results in the expectation of fewer future cash flows. The decline in expected cash flows, consideration of collateral value, and/or the application of a present value discount rate, when compared to the recorded investment, results in a charge-off or increased ALLL. As TDRs are individually evaluated under the specific reserve methodology, which builds in expectations of future performance, subsequent defaults do not generally have a significant additional impact to the ALLL.

For consumer lending TDRs the ALLL is calculated using a discounted cash flow model, which leverages subsequent default, prepayment, and severity rate assumptions based upon historically observed data. Similar to the commercial lending specific reserve methodology, the reduced expected cash flows resulting from the concessions granted impact the consumer lending ALLL. The decline in expected cash flows, consideration of collateral value, and/or the application of a present value discount rate, when compared to the recorded investment, results in a charge-off or increased ALLL.

IMPAIRED LOANS

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. Excluded from impaired loans are nonperforming leases, loans held for sale, smaller balance homogeneous type loans and purchased impaired loans. See Note 6 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $15 million and $22 million at September 30, 2012, and December 31, 2011, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the nine months ended September 30, 2012 and September 30, 2011. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

108    The PNC Financial Services Group, Inc. – Form 10-Q

Table 74: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (a)
September 30, 2012
Impaired loans with an associated allowance
Commercial	$888	$598	$163	$690
Commercial real estate	924	611	167	819
Home equity (c)	971	951	298	831
Residential real estate (c)	964	790	174	747
Credit card (c)	211	211	51	233
Other consumer (c)	67	67	4	58
Total impaired loans with an associated allowance	$4,025	$3,228	$857	$3,378
Impaired loans without an associated allowance
Commercial	$458	$209		$165
Commercial real estate	765	474		411
Total impaired loans without an associated allowance	$1,223	$683		$576
Total impaired loans	$5,248	$3,911	$857	$3,954
December 31, 2011
Impaired loans with an associated allowance
Commercial	$1,125	$785	$241	$979
Commercial real estate	1,452	1,043	318	1,247
Home equity	774	762	292	702
Residential real estate	853	730	193	609
Credit card	258	258	53	281
Other consumer	48	48	3	39
Total impaired loans with an associated allowance	$4,510	$3,626	$1,100	$3,857
Impaired loans without an associated allowance
Commercial	$347	$125		$104
Commercial real estate	592	342		413
Total impaired loans without an associated allowance	$939	$467		$517
Total impaired loans	$5,449	$4,093	$1,100	$4,374
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the nine months ended September 30, 2012, and year ended December 31, 2011.
(b)	Associated allowance amounts include $570 million and $580 million for TDRs at September 30, 2012, and December 31, 2011, respectively.
(c)	Pursuant to regulatory guidance in the third quarter of 2012, the impact of TDRs where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability in bankruptcy is included in the table.

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

The PNC Financial Services Group, Inc. – Form 10-Q    109

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

The following table provides purchased impaired loans at September 30, 2012 and December 31, 2011:

Table 75: Purchased Impaired Loans – Balances

	September 30, 2012 (a)		December 31, 2011 (b)
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial Lending
Commercial	$354	$603	$140	$245
Commercial real estate	1,048	1,334	712	743
Total Commercial Lending	1,402	1,937	852	988
Consumer Lending
Consumer	2,697	3,143	2,766	3,405
Residential real estate	3,650	3,833	3,049	3,128
Total Consumer Lending	6,347	6,976	5,815	6,533
Total	$7,749	$8,913	$6,667	$7,521
(a)	Represents National City and RBC Bank (USA) acquisitions.
(b)	Represents National City acquisition.

As of December 31, 2011, the allowance for loan and lease losses related to purchased impaired loans was $998 million. During the first nine months of 2012, $131 million of provision and $61 million of charge-offs were recorded on purchased impaired loans. At September 30, 2012, the allowance for loan and lease losses was $1.1 billion on $7.1 billion of purchased impaired loans while the remaining $.6 billion of purchased impaired loans required no allowance as the net present value of expected cash flows equaled or exceeded the recorded investment. If any allowance for loan losses is recognized on a purchased impaired pool, which is accounted for as a single asset, the entire balance of that pool would be disclosed as requiring an allowance. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

Activity for the accretable yield for the first nine months of 2012 follows:

Table 76: Accretable Yield (a)

In millions	2012
January 1	$2,109
Addition of accretable yield due to RBC Bank (USA) acquisition on March 2, 2012	587
Accretion (including excess cash recoveries)	(623)
Net reclassifications to accretable from non-accretable (b)	211
Disposals	(20)
September 30	$2,264
(a)	The table above has been updated to reflect certain immaterial adjustments.
(b)	Over ninety percent of the net reclassifications were driven by the commercial portfolio. Over half of the commercial portfolio impact related to excess cash recoveries recognized during the period, with the remaining due to improvements of cash expected to be collected on both RBC Bank (USA) and National City loans in future periods. The remaining net reclassifications were due to future cash flow changes in the consumer portfolio.

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

As of March 2, 2012, loans were classified as purchased impaired or purchased non-impaired and had a fair value of $2.0 billion and $12.5 billion, respectively, and an outstanding balance of $3.0 billion and $13.7 billion, respectively.

Table 77: RBC Bank (USA) Acquisition – Purchased Loans Balances (a)

	Purchased Impaired Loans		Other Purchased Loans
As of March 2, 2012 In millions	Fair Value	Outstanding Balance	Fair Value	Outstanding Balance
Commercial Lending
Commercial	$330	$564	$5,954	$6,298
Commercial real estate	597	1,018	2,101	2,340
Equipment lease financing			86	92
Total Commercial Lending	927	1,582	8,141	8,730
Consumer Lending
Home equity	175	215	2,827	3,346
Residential real estate	896	1,214	1,168	1,202
Credit card and other consumer			376	385
Total Consumer Lending	1,071	1,429	4,371	4,933
Total	$1,998	$3,011	$12,512	$13,663
(a)	The table above has been updated to reflect certain immaterial adjustments and reclassifications between commercial and commercial real estate.

The table below details the contractually required payments, non-accretable difference, accretable yield, and fair value for purchased impaired loans acquired in the RBC Bank (USA) acquisition as of March 2, 2012.

Table 78 : Purchased Impaired Loans – RBC Bank (USA) Acquisition (a)

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

The PNC Financial Services Group, Inc. – Form 10-Q    111

basis and are accreted (or amortized) to net interest income (or expense) over the loan’s remaining life in accordance with ASC 310-20. Fair value adjustments for revolving loans are accreted (or amortized) using a straight line method. Term loans are accreted (or amortized) using the constant effective yield method.

Table 79: Purchased Non-Impaired Loans – Fair Value (a)

As of March 2, 2012 In millions	Commercial	Commercial Real Estate	Equipment Lease Finance	Home Equity	Residential Real Estate	Credit Card and Other Consumer	Total
Outstanding Balance	$6,298	$2,340	$92	$3,346	$1,202	$385	$13,663
Less: Fair value adjustment	344	239	6	519	34	9	1,151
Fair value of loans acquired	$5,954	$2,101	$86	$2,827	$1,168	$376	$12,512
(a)	The table above has been updated to reflect certain immaterial adjustments.

The table below details contractually required payments, cash flows not expected to be collected and cash flows expected to be collected on other purchased loans acquired in connection with the RBC Bank (USA) transaction.

Table 80: Purchased Non-Impaired Loans – Cash Flows (a)

As of March 2, 2012 In millions	Commercial	Commercial Real Estate	Equipment Lease Finance	Home Equity	Residential Real Estate	Credit Card and Other Consumer	Total
Contractually required repayments including interest (b)	$6,857	$2,473	$101	$5,003	$1,869	$414	$16,717
Less: Contractual cash flows not expected to be collected	102	129	6	1,501	538	189	2,465
Cash flows expected to be collected	$6,755	$2,344	$95	$3,502	$1,331	$225	$14,252
(a)	The table above has been updated to reflect certain immaterial adjustments.
(b)	Denotes required payments based on a loan’s contractual schedule assuming no loss or prepayment.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES COMPONENTS

For all loans, except purchased impaired loans, the ALLL is the sum of three components: (1) asset specific/individual impaired reserves, (2) quantitative (formulaic or pooled) reserves, and (3) qualitative (judgmental) reserves. See Note 6 Purchased Loans for additional ALLL information. Although quantitative modeling factors as discussed below are updated as the financial strength of the borrower and overall economic conditions change. During the third quarter of 2012, enhancements were made to certain processes and assumptions used to estimate our ALLL. Specifically, PNC increased the amount of internally observed data used in estimating commercial lending PDs and LGDs.

ASSET SPECIFIC/INDIVIDUAL COMPONENT

Commercial nonperforming loans and all TDRs are considered impaired and are evaluated for a specific reserve. See Note 1 Accounting Policies for additional information.

COMMERCIAL LENDING QUANTITATIVE COMPONENT

The estimates of the quantitative component of ALLL for incurred losses within the commercial lending portfolio segment are determined through statistical loss modeling utilizing PD, LGD, and EAD. Based upon loan risk ratings we assign PDs and LGDs. Each of these statistical parameters is determined based on internal historical data, including market data. PD is influenced by such factors as liquidity, industry, obligor financial structure, access to capital, and cash flow. LGD is influenced by collateral type, original and/or updated LTV, and guarantees by related parties.

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

112    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    113

Table 81: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
September 30, 2012
Allowance for Loan and Lease Losses
January 1	$1,995	$2,352	$4,347
Charge-offs	(602)	(808)	(1,410)
Recoveries	331	100	431
Net charge-offs	(271)	(708)	(979)
Provision for credit losses	93	576	669
Net change in allowance for unfunded loan commitments and letters of credit	1		1
Other	1		1
September 30	$1,819	$2,220	$4,039
TDRs individually evaluated for impairment	$43	$527	$570
Other loans individually evaluated for impairment	287		287
Loans collectively evaluated for impairment	1,260	854	2,114
Purchased impaired loans	229	839	1,068
September 30	$1,819	$2,220	$4,039
Loan Portfolio
TDRs individually evaluated for impairment	$556	$2,019	$2,575
Other loans individually evaluated for impairment	1,336		1,336
Loans collectively evaluated for impairment	101,906	68,298	170,204
Purchased impaired loans	1,402	6,347	7,749
September 30	$105,200	$76,664	$181,864
Portfolio Segment ALLL as a percentage of total ALLL	45%	55%	100%
Ratio of the allowance for loan and lease losses to total loans	1.73%	2.90%	2.22%
September 30, 2011
Allowance for Loan and Lease Losses
January 1	$2,567	$2,320	$4,887
Charge-offs	(959)	(823)	(1,782)
Recoveries	358	112	470
Net charge-offs	(601)	(711)	(1,312)
Provision for credit losses	268	694	962
Net change in allowance for unfunded loan commitments and letters of credit	(13)	(16)	(29)
Other	(1)		(1)
September 30	$2,220	$2,287	$4,507
TDRs individually evaluated for impairment	$28	$511	$539
Other loans individually evaluated for impairment	583		583
Loans collectively evaluated for impairment	1,366	1,033	2,399
Purchased impaired loans	243	743	986
September 30	$2,220	$2,287	$4,507
Loan Portfolio
TDRs individually evaluated for impairment	$396	$1,751	$2,147
Other loans individually evaluated for impairment	2,076		2,076
Loans collectively evaluated for impairment	81,420	61,973	143,393
Purchased impaired loans	957	5,970	6,927
September 30	$84,849	$69,694	$154,543
Portfolio segment ALLL as a percentage of total ALLL	49%	51%	100%
Ratio of the allowance for loan and lease losses to total loans	2.62%	3.28%	2.92%

114    The PNC Financial Services Group, Inc. – Form 10-Q

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date. See Note 1 Accounting Policies for additional information.

Table 82: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2012	2011
January 1	$240	$188
Net change in allowance for unfunded loan commitments and letters of credit	(1)	29
September 30	$239	$217

The PNC Financial Services Group, Inc. – Form 10-Q    115

NOTE 8 INVESTMENT SECURITIES

Table 83: Investment Securities Summary

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
September 30, 2012
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$2,773	$251		$3,024
Residential mortgage-backed
Agency	26,850	1,087	$(7)	27,930
Non-agency	6,313	308	(401)	6,220
Commercial mortgage-backed
Agency	616	35		651
Non-agency	3,088	195	(2)	3,281
Asset-backed	5,588	49	(98)	5,539
State and municipal	1,970	114	(35)	2,049
Other debt	3,015	108	(5)	3,118
Total debt securities	50,213	2,147	(548)	51,812
Corporate stocks and other	321			321
Total securities available for sale	$50,534	$2,147	$(548)	$52,133
SECURITIES HELD TO MATURITY
Debt securities
US Treasury and government agencies	$228	$50		$278
Residential mortgage-backed (agency)	4,578	222		4,800
Commercial mortgage-backed
Agency	1,292	88		1,380
Non-agency	2,784	109		2,893
Asset-backed	772	5	$(2)	775
State and municipal	671	58		729
Other debt	356	21		377
Total securities held to maturity	$10,681	$553	$(2)	$11,232
December 31, 2011
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$3,369	$348		$3,717
Residential mortgage-backed
Agency	26,081	772	$(61)	26,792
Non-agency	6,673	152	(1,268)	5,557
Commercial mortgage-backed
Agency	1,101	39		1,140
Non-agency	2,693	80	(17)	2,756
Asset-backed	3,854	31	(216)	3,669
State and municipal	1,779	75	(47)	1,807
Other debt	2,691	83	(12)	2,762
Total debt securities	48,241	1,580	(1,621)	48,200
Corporate stocks and other	368			368
Total securities available for sale	$48,609	$1,580	$(1,621)	$48,568
SECURITIES HELD TO MATURITY
Debt securities
US Treasury and government agencies	$221	$40		$261
Residential mortgage-backed (agency)	4,761	131	$(1)	4,891
Commercial mortgage-backed
Agency	1,332	50		1,382
Non-agency	3,467	108	(2)	3,573
Asset-backed	1,251	14	(3)	1,262
State and municipal	671	31		702
Other debt	363	16		379
Total securities held to maturity	$12,066	$390	$(6)	$12,450

116    The PNC Financial Services Group, Inc. – Form 10-Q

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At September 30, 2012, accumulated other comprehensive income included pretax gains of $91 million from derivatives used to hedge the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

The gross unrealized loss on debt securities held to maturity was $2 million at September 30, 2012 and $6 million at December 31, 2011, with $.2 billion and $.5 billion of positions in a continuous loss position for less than 12 months at September 30, 2012 and December 31, 2011, respectively. The fair value on debt securities held to maturity that were in a continuous loss position for 12 months or more was $.1 billion at September 30, 2012 and not significant at December 31, 2011.

The following table presents gross unrealized loss and fair value of securities available for sale at September 30, 2012 and December 31, 2011. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in accumulated other comprehensive income (loss).

Table 84: Gross Unrealized Loss and Fair Value of Securities Available for Sale

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2012
Debt securities
Residential mortgage-backed
Agency	$(4)	$652	$(3)	$134	$(7)	$786
Non-agency	(3)	58	(398)	3,878	(401)	3,936
Commercial mortgage-backed
Non-agency	(1)	88	(1)	28	(2)	116
Asset-backed	(3)	676	(95)	757	(98)	1,433
State and municipal	(1)	142	(34)	564	(35)	706
Other debt	(3)	79	(2)	13	(5)	92
Total	$(15)	$1,695	$(533)	$5,374	$(548)	$7,069
December 31, 2011
Debt securities
Residential mortgage-backed
Agency	$(24)	$2,165	$(37)	$408	$(61)	$2,573
Non-agency	(26)	273	(1,242)	4,378	(1,268)	4,651
Commercial mortgage-backed
Non-agency	(17)	483			(17)	483
Asset-backed	(13)	1,355	(203)	764	(216)	2,119
State and municipal	(6)	512	(41)	318	(47)	830
Other debt	(5)	240	(7)	289	(12)	529
Total	$(91)	$5,028	$(1,530)	$6,157	$(1,621)	$11,185

EVALUATING INVESTMENT SECURITIES FOR OTHER-THAN-TEMPORARY IMPAIRMENTS

For the securities in the preceding table, as of September 30, 2012 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

The PNC Financial Services Group, Inc. – Form 10-Q    117

recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive income (loss).

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

The following table provides detail on the significant assumptions used to determine credit impairment for non-agency residential mortgage-backed and asset-backed securities collateralized by first-lien and second-lien non-agency residential mortgage loans.

Table 85: Credit Impairment Assessment Assumptions –Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

September 30, 2012	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-20%	14%
Alt-A	5-12	6
Option ARM	3-6	3
Remaining collateral expected to default
Prime	0-51%	20%
Alt-A	3-60	33
Option ARM	15-77	53
Loss severity
Prime	25-80%	48%
Alt-A	30-90	60
Option ARM	40-70	61
(a)	Collateralized by first-lien and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

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

118    The PNC Financial Services Group, Inc. – Form 10-Q

During the third quarter and first nine months of 2012 and 2011, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Table 86: Summary of OTTI Credit Losses Recognized in Earnings

	Three months ended September 30		Nine months ended September 30
In millions	2012	2011	2012	2011
Available for sale securities:
Non-agency residential mortgage-backed	$(23)	$(30)	$(86)	$(93)
Asset-backed	(1)	(5)	(9)	(14)
Other debt			(1)	(1)
Total	$(24)	$(35)	$(96)	$(108)

Table 87: Summary of OTTI Noncredit (Losses) Recoveries Included in Accumulated Other Comprehensive Income (Loss)

	Three months ended September 30		Nine months ended September 30
In millions	2012	2011	2012	2011
Total	$(2)	$(87)	$22	$(117)

The PNC Financial Services Group, Inc. – Form 10-Q    119

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss.

Table 88: Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended September 30, 2012
June 30, 2012	$(890)	$(6)	$(252)	$(14)	$(1,162)
Loss where impairment was not previously recognized	(6)				(6)
Additional loss where credit impairment was previously recognized	(17)		(1)		(18)
September 30, 2012	$(913)	$(6)	$(253)	$(14)	$(1,186)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended September 30, 2011
June 30, 2011	$(761)	$(6)	$(232)	$(13)	$(1,012)
Loss where impairment was not previously recognized	(2)				(2)
Additional loss where credit impairment was previously recognized	(28)		(5)		(33)
September 30, 2011	$(791)	$(6)	$(237)	$(13)	$(1,047)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the nine months ended September 30, 2012
December 31, 2011	$(828)	$(6)	$(244)	$(13)	$(1,091)
Loss where impairment was not previously recognized	(8)			(1)	(9)
Additional loss where credit impairment was previously recognized	(78)		(9)		(87)
Reduction due to credit impaired securities sold	1				1
September 30, 2012	$(913)	$(6)	$(253)	$(14)	$(1,186)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the nine months ended September 30, 2011
December 31, 2010	$(709)	$(11)	$(223)	$(12)	$(955)
Loss where impairment was not previously recognized	(5)		(3)	(1)	(9)
Additional loss where credit impairment was previously recognized	(88)		(11)		(99)
Reduction due to credit impaired securities sold	11	5			16
September 30, 2011	$(791)	$(6)	$(237)	$(13)	$(1,047)

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 89: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the nine months ended September 30
2012	$8,553	$169	$(10)	$159	$56
2011	17,564	336	(149)	187	66

120    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2012.

Table 90: Contractual Maturity of Debt Securities

September 30, 2012 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
US Treasury and government agencies	$2	$957	$1,362	$452	$2,773
Residential mortgage-backed
Agency		13	705	26,132	26,850
Non-agency		2	19	6,292	6,313
Commercial mortgage-backed
Agency	1	563	52		616
Non-agency	2	174	58	2,854	3,088
Asset-backed		1,228	1,452	2,908	5,588
State and municipal	22	50	318	1,580	1,970
Other debt	539	1,426	637	413	3,015
Total debt securities available for sale	$566	$4,413	$4,603	$40,631	$50,213
Fair value	$571	$4,557	$4,833	$41,851	$51,812
Weighted-average yield, GAAP basis	2.60%	2.47%	2.73%	3.47%	3.30%
SECURITIES HELD TO MATURITY
US Treasury and government agencies				$228	$228
Residential mortgage-backed (agency)				4,578	4,578
Commercial mortgage-backed
Agency		$316	$971	5	1,292
Non-agency	$8	53		2,723	2,784
Asset-backed		251	73	448	772
State and municipal	32	25	210	404	671
Other debt		1	355		356
Total debt securities held to maturity	$40	$646	$1,609	$8,386	$10,681
Fair value	$41	$665	$1,722	$8,804	$11,232
Weighted-average yield, GAAP basis	1.79%	3.07%	3.30%	4.10%	3.91%

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of September 30, 2012:

Table 91: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

September 30, 2012
Agency residential mortgage-backed securities	3.2 years
Non-agency residential mortgage-backed securities	4.9 years
Agency commercial mortgage-backed securities	4.9 years
Non-agency commercial mortgage-backed securities	2.7 years
Asset-backed securities	3.6 years

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At September 30, 2012, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 92: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30 2012	December 31 2011
Pledged to others	$23,087	$20,109
Accepted from others:
Permitted by contract or custom to sell or repledge	1,204	1,796
Permitted amount repledged to others	619	892

The PNC Financial Services Group, Inc. – Form 10-Q    121

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

Level 2

Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly. Level 2 assets and liabilities may include debt securities, equity securities and listed derivative contracts with quoted prices that are traded in markets that are not active, and certain debt and equity securities and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable inputs. This category generally includes US government agency debt securities, agency residential and commercial mortgage-backed debt securities, asset-backed debt securities, corporate debt securities, residential mortgage loans held for sale, corporate trading loans and derivative contracts.

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

Any models used to determine fair values or to validate dealer quotes based on the descriptions below are subject to review and independent testing as part of our model validation and internal control testing processes. Our Model Risk Management Committee reviews significant models on at least an annual basis. In addition, we have teams, independent of the traders, verify marks and assumptions used for valuations at each period end.

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

122    The PNC Financial Services Group, Inc. – Form 10-Q

Financial Instruments Accounted For at Fair Value on a Recurring Basis

SECURITIES AVAILABLE FOR SALE AND TRADING SECURITIES

Securities accounted for at fair value include both the available for sale and trading portfolios. We primarily use prices obtained from pricing services, dealer quotes, or recent trades to determine the fair value of securities. As of September 30, 2012, 81% of the positions in these portfolios were priced by using pricing services provided by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. One of the vendor’s prices are set with reference to market activity for highly liquid assets such as U.S. Treasury and agency securities and agency residential mortgage-backed securities, and matrix pricing for other asset classes, such as commercial mortgage and other asset-backed securities. Another vendor primarily uses discounted cash flow pricing models considering adjustments for spreads and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency collateralized mortgage obligations (CMOs), commercial mortgage-backed securities and municipal bonds. The vendors we use provide pricing services on a global basis and have quality management processes in place to monitor the integrity of the valuation inputs and the prices provided to users, including procedures to consider and incorporate information received from pricing service users who may challenge a price. We monitor and validate the reliability of vendor pricing on an ongoing basis through pricing methodology reviews, by performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and through price validation testing. Price validation testing is performed independent of the risk-taking function and involves corroborating the prices received from third-party vendors with prices from another third-party source, by reviewing valuations of comparable instruments, by comparison to internal valuations, or by reference to recent sales of similar securities. Securities not priced by one of our pricing vendors may be valued using a dealer quote. Dealer quotes received are typically non-binding. Securities priced using a dealer quote are subject to corroboration either with another dealer quote, by comparison to similar securities priced by either a third-party vendor or another dealer, or through internal valuation in order to validate that the quote is representative of the market. Security prices are also validated through actual cash settlement upon sale of a security.

A cross-functional team comprised of representatives from Asset & Liability Management, Finance, and Market Risk Management oversees the governance of the processes and methodologies used to estimate the fair value of securities and the price validation testing that is performed. This management team reviews pricing sources and trends and the results of validation testing.

Securities are classified within the fair value hierarchy after giving consideration to the activity level in the market for the security type and the observability of the inputs used to determine the fair value. When a quoted price in an active market exists for the identical security, this price is used to determine fair value and the security is classified within Level 1 of the hierarchy. Level 1 securities include certain U.S. Treasury securities and exchange traded equities. When a quoted price in an active market for the identical security is not available, fair value is estimated using either an alternative market approach, such as a recent trade or matrix pricing, or an income approach, such as a discounted cash flow pricing model. If the inputs to the valuation are based primarily on market observable information, then the security is classified within Level 2 of the hierarchy. Level 2 securities include agency debt securities, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, asset-backed securities collateralized by non-mortgage-related consumer loans, municipal securities, and other debt securities. Level 2 securities are predominantly priced by third parties, either a pricing vendor or dealer.

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

The PNC Financial Services Group, Inc. – Form 10-Q    123

in the estimated prepayment rate typically results in a decrease in estimated credit losses and vice versa. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase and decrease when market interest rates decline and/or credit and liquidity conditions improve. Price validation procedures are performed and the results are reviewed for these Level 3 securities by a cross-functional Asset & Liability Management, Finance, and Market Risk Management team. Specific price validation procedures performed for these securities include comparing current prices to historical pricing trends by collateral type and vintage, comparing prices by product type to indicative pricing grids published by market makers, and by obtaining corroborating dealer prices for a sample of securities.

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

Significant unobservable inputs for residential mortgage loan commitments include the probability of funding and embedded servicing. The fair value of residential mortgage loan commitments assets as of September 30, 2012 was $123 million. The probability of funding for residential mortgage loan commitments represents the expected proportion of loan commitments in the pipeline that will fund. Additionally, embedded in the market price of the underlying loan is a value for retaining servicing of the loan once it is sold. Significant increases (decreases) in the fair value of a residential mortgage loan commitment asset (liability) result when the probability of funding increases (decreases). Significant increases (decreases) in the fair value of a residential mortgage loan commitment result when the embedded servicing value increases (decreases).

The fair value of commercial mortgage loan commitments assets as of September 30, 2012 was $13 million compared to liabilities of $13 million which are included in the Insignificant Level 3 assets, net of liabilities line item in Table 95: Fair Value Measurement – Recurring Quantitative Information in this Note 9. Significant unobservable inputs for commercial mortgage loan commitments include spread over the benchmark curve U.S. Treasury interest rate and embedded servicing value. The spread over the benchmark curve reflects management assumptions regarding credit and liquidity risks. Embedded servicing value reflects the estimated value for retaining the right to service the underlying loan once it is sold. Significant increases (decreases) in the fair value of commercial mortgage loan commitments result when the spread over the benchmark curve decreases (increases) or the embedded servicing value increases (decreases).

The fair value of interest rate options assets as of September 30, 2012 was $4 million compared to liabilities of $3 million which are included in the Insignificant Level 3 assets, net of liabilities line item in Table 95: Fair Value Measurement – Recurring Quantitative Information in this Note 9. The significant unobservable input used in the fair value measurement of the interest rate options is expected interest rate volatility. Significant increases (decreases) in interest rate volatility would result in a significantly higher (lower) fair value measurement.

The fair value of risk participation agreement assets as of September 30, 2012 was $7 million compared to liabilities of $6 million which are included in the Insignificant Level 3 assets, net of liabilities line item in Table 95: Fair Value Measurement – Recurring Quantitative Information in this Note 9. The significant unobservable inputs used in the fair value measurement of risk participation agreements are probability of default and loss severity. Significant increases (decreases) in probability of default and loss severity would result in a significantly higher (lower) fair value measurement.

The fair value of the other contracts liabilities as of September 30, 2012 was $77 million. The significant unobservable inputs for the other contracts for derivative liabilities include credit and liquidity discount and spread over the benchmark curve that are deemed representative of current

124    The PNC Financial Services Group, Inc. – Form 10-Q

market conditions. Significant increases (decreases) in these assumptions would result in significantly lower (higher) fair value measurement.

In connection with the sale of certain Visa Class B common shares, we entered into a swap agreement with the purchaser of the shares to account for future changes in the value of the Class B common shares resulting from changes in the settlement of certain specified litigation and its effect on the conversion rate of Class B common shares into Visa Class A common shares and make payments calculated by reference to the market price of the Class A common shares. At September 30, 2012, the estimated fair value of the swap liability was $22 million and is classified as a Level 3 instrument and included in the Insignificant Level 3 assets, net of liabilities line item in Table 95: Fair Value Measurement – Recurring Quantitative Information in this Note 9.

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

The PNC Financial Services Group, Inc. – Form 10-Q    125

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

LOANS

Loans accounted for at fair value include residential mortgage loans held for sale that were subsequently reclassified to portfolio loans. These loans are transferred to portfolio loans if they are deemed unsaleable. These loans are valued similarly to residential mortgage loans held for sale and are classified as Level 2. This category also includes repurchased brokered home equity loans. These loans are repurchased due to a breach of representations or warranties in the loan sales agreements and occur typically after the loan is in default. The fair value price is based on bids and market observations of transactions of similar vintage. Because transaction details regarding the credit and underwriting quality are often unavailable, bid information from brokers and investors is heavily relied upon. Accordingly, these loans are classified as

Level 3. The fair value of these loans as of September 30, 2012 was $7 million and is included in the Insignificant Level 3 assets, net of liabilities line item in Table 95: Fair Value Measurement – Recurring Quantitative Information in this Note 9. A significant input to the valuation includes a credit and liquidity discount that is deemed representative of current market conditions. Significant increases (decreases) in this assumption would result in a significantly lower (higher) fair value measurement.

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

OTHER ASSETS

We have entered into a prepaid forward contract with a financial institution to mitigate the risk of offsetting a portion of the Company’s deferred compensation, supplemental incentive savings plan liabilities and certain stock based compensation awards that are based on the Company’s stock price and are subject to market risk. The prepaid forward contract is initially valued at the transaction price and is subsequently valued by reference to the market price of the Company’s stock in Other Assets at fair value. In addition, deferred compensation and supplemental incentive savings plan participants may also invest based on fixed income and equity-based funds. The Company utilizes a Rabbi Trust to hedge the returns by purchasing the same funds on which the participant returns are based. The Rabbi Trust balances are recorded in Other Assets at fair value using the quoted market price. These assets are primarily being classified in Levels 1 and 2. The asset category also includes FHLB interests and the retained interest only interests related to the Small Business Administration (SBA) securitizations which are classified as Level 3. All Level 3 other assets are included in the Insignificant Level 3 assets, net of liabilities line item in Table 95: Fair Value Measurement – Recurring Quantitative Information in this Note 9.

126    The PNC Financial Services Group, Inc. – Form 10-Q

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Table 93: Fair Value Measurements – Summary

	September 30, 2012				December 31, 2011
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government agencies	$2,130	$894		$3,024	$1,659	$2,058		$3,717
Residential mortgage-backed
Agency		27,930		27,930		26,792		26,792
Non-agency			$6,220	6,220			$5,557	5,557
Commercial mortgage-backed
Agency		651		651		1,140		1,140
Non-agency		3,281		3,281		2,756		2,756
Asset-backed		4,825	714	5,539		2,882	787	3,669
State and municipal		1,708	341	2,049		1,471	336	1,807
Other debt		3,066	52	3,118		2,713	49	2,762
Total debt securities	2,130	42,355	7,327	51,812	1,659	39,812	6,729	48,200
Corporate stocks and other	305	16		321	368			368
Total securities available for sale	2,435	42,371	7,327	52,133	2,027	39,812	6,729	48,568
Financial derivatives (a) (b)
Interest rate contracts	19	9,504	140	9,663		9,150	60	9,210
Other contracts		163	7	170		246	7	253
Total financial derivatives	19	9,667	147	9,833		9,396	67	9,463
Residential mortgage loans held for sale (c)		1,477		1,477		1,522		1,522
Trading securities (d)
Debt (e) (f)	1,424	1,153	32	2,609	1,058	1,371	39	2,468
Equity	46	9		55	42	3		45
Total trading securities	1,470	1,162	32	2,664	1,100	1,374	39	2,513
Trading loans		22		22
Residential mortgage servicing rights (g)			594	594			647	647
Commercial mortgage loans held for sale (c)			811	811			843	843
Equity investments
Direct investments			1,094	1,094			856	856
Indirect investments (h)			658	658			648	648
Total equity investments			1,752	1,752			1,504	1,504
Customer resale agreements (i)		462		462		732		732
Loans (j)		307	7	314		222	5	227
Other assets
BlackRock Series C Preferred Stock (k)			210	210			210	210
Other	279	199	9	487		422	7	429
Total other assets	279	199	219	697		422	217	639
Total assets	$4,203	$55,667	$10,889	$70,759	$3,127	$53,480	$10,051	$66,658
Liabilities
Financial derivatives (b) (l)
Interest rate contracts	$6	$7,169	$16	$7,191		$7,065	$6	$7,071
BlackRock LTIP			210	210			210	210
Other contracts		191	104	295		233	92	325
Total financial derivatives	6	7,360	330	7,696		7,298	308	7,606
Trading securities sold short (m)
Debt	688	15		703	$997	19		1,016
Total trading securities sold short	688	15		703	997	19		1,016
Other liabilities		2		2		3		3
Total liabilities	$694	$7,377	$330	$8,401	$997	$7,320	$308	$8,625

The PNC Financial Services Group, Inc. – Form 10-Q    127

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at September 30, 2012 and December 31, 2011 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At September 30, 2012 and December 31, 2011, respectively, the net asset amounts were $2.8 billion and $2.4 billion and the net liability amounts were $.7 billion and $.7 billion.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $107 million at September 30, 2012 compared with net unrealized gains of $102 million at December 31, 2011.
(e)	Approximately 27% of these securities are residential mortgage-backed securities and 53% are US Treasury and government agencies securities at September 30, 2012. Comparable amounts at December 31, 2011 were 57% and 34%, respectively.
(f)	At December 31, 2011, $1.1 billion of residential mortgage-backed agency securities with embedded derivatives were carried in Trading securities. At September 30, 2012, the balance was zero.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments related to indirect equity investments was $164 million and related to direct equity investments was $37 million as of September 30, 2012, respectively.
(i)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(j)	Included in Loans on our Consolidated Balance Sheet.
(k)	PNC has elected the fair value option for these shares.
(l)	Included in Other liabilities on our Consolidated Balance Sheet.
(m)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months and nine months ended September 30, 2012 and 2011 follow.

Table 94: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended September 30, 2012

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2012 (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2012	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Fair Value Sept. 30, 2012
Assets
Securities available for sale
Residential mortgage- backed non-agency	$5,887	$26		$592				$(285)		$6,220	$(23)
Asset-backed	688	1		55				(30)		714	(1)
State and municipal	337			4						341
Other debt	55				$5	$(8)				52
Total securities available for sale	6,967	27		651	5	(8)		(315)		7,327	(24)
Financial derivatives	117	145						(115)		147	122
Trading securities – Debt	41	5						(14)		32
Residential mortgage servicing rights	581	(45)			70		$32	(44)		594	(44)
Commercial mortgage loans held for sale	837	(2)				(26)		2		811	(4)
Equity investments
Direct investments	957	26			135	(24)				1,094	21
Indirect investments	677	8			12	(39)				658	8
Total equity investments	1,634	34			147	(63)				1,752	29
Loans	7				1			(1)		7
Other assets
BlackRock Series C
Preferred Stock	200	10								210	10
Other	7								$2	9
Total other assets	207	10							2	219	10
Total assets	$10,391	$174	(e)	$651	$223	$(97)	$32	$(487)	$2	$10,889	$89 (f)
Total liabilities (d)	$289	$62	(e)			$1		$(22)		$330	$21 (f)

128    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended September 30, 2011

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2011 (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2011	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2011
Assets
Securities available for sale
Residential mortgage- backed non-agency	$6,454	$(7)		$(183)				$(276)		$5,988	$(30)
Asset-backed	951	(2)		(8)	$48			(93)		896	(5)
State and municipal	341							(9)		332
Other debt	75			2	1				$(26)	52
Total securities available for sale	7,821	(9)		(189)	49			(378)	(26)	7,268	(35)
Financial derivatives	60	89			1			(62)		88	84
Trading securities – Debt	56	1						(6)	(4)	47
Residential mortgage servicing rights	996	(298)					$24	(38)		684	(294)
Commercial mortgage loans held for sale	856	4						(29)		831	4
Equity investments
Direct investments	849	39			40	$(67)				861	29
Indirect investments	664	26			15	(46)				659	27
Total equity investments	1,513	65			55	(113)				1,520	56
Loans	4									4
Other assets
BlackRock Series C
Preferred Stock	426	(80)						(172)		174	(80)
Other	8							(1)		7
Total other assets	434	(80)						(173)		181	(80)
Total assets	$11,740	$(228	)(e)	$(189)	$105	$(113)	$24	$(686)	$(30)	$10,623	$(265	)(f)
Total liabilities (d)	$444	$(86	)(e)			$1		$(167)		$192	$(76	)(f)

The PNC Financial Services Group, Inc. – Form 10-Q    129

Nine Months Ended September 30, 2012

Level 3 Instruments Only In millions	Fair Value Dec. 31, 2011	Total realized / unrealized gains or losses for the period (a)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2012	Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2012 (c)

		Included in Earnings	Included in Other compre- hensive income
Assets
Securities available for sale
Residential mortgage- backed non-agency	$5,557	$38	$1,078	$49	$(163)		$(797)	$458		$6,220	$(86)
Commercial mortgage-backed non-agency		2					(2)
Asset-backed	787	(6)	114		(87)		(94)			714	(9)
State and municipal	336		7				(2)			341
Other debt	49	(1)	1	14	(11)					52	(1)
Total securities available for sale	6,729	33	1,200	63	(261)		(895)	458		7,327	(96)
Financial derivatives	67	339		4			(264)	3	$(2)	147	291
Trading securities – Debt	39	8					(15)			32	3
Residential mortgage servicing rights	647	(151)		134		$85	(121)			594	(140)
Commercial mortgage loans held for sale	843	(4)			(30)		2			811	(7)
Equity investments
Direct investments	856	68		294	(124)					1,094	62
Indirect investments	648	76		42	(108)					658	73
Total equity investments	1,504	144		336	(232)					1,752	135
Loans	5			3			(1)			7
Other assets
BlackRock Series C Preferred Stock	210									210
Other	7							2		9
Total other assets	217							2		219
Total assets	$10,051	$369 (e)	$1,200	$540	$(523)	$85	$(1,294)	$463	$(2)	$10,889	$186 (f)
Total liabilities (d)	$308	$83 (e)			$2		$(62)	$1	$(2)	$330	$13 (f)

130    The PNC Financial Services Group, Inc. – Form 10-Q

Nine Months Ended September 30, 2011

Level 3 Instruments Only In millions	Fair Value Dec. 31, 2010	Total realized / unrealized gains or losses for the period (a)			Purchases	Sales	Issuances	Settlements	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2011	Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2011 (c)

		Included in Earnings		Included in Other compre- hensive income
Assets
Securities available for sale
Residential mortgage-backed non-agency	$7,233	$(71)		$(1)	$45	$(280)		$(938)		$5,988	$(93)
Asset-backed	1,045	(5)		35	48			(227)		896	(14)
State and municipal	228			3	121			(20)		332
Other debt	73	(2)		6	3	(3)		1	$(26)	52	(1)
Corporate stocks and other	4							(4)
Total securities available for sale	8,583	(78)		43	217	(283)		(1,188)	(26)	7,268	(108)
Financial derivatives	77	195			4			(188)		88	153
Trading securities – Debt	69	(2)						(16)	(4)	47	(5)
Residential mortgage servicing rights	1,033	(369)			48		$94	(122)		684	(360)
Commercial mortgage loans held for sale	877	4				(13)		(37)		831	3
Equity investments
Direct investments	749	73			142	(103)				861	60
Indirect investments	635	96			40	(112)				659	98
Total equity investments	1,384	169			182	(215)				1,520	158
Loans	2				2					4
Other assets
BlackRock Series C Preferred Stock	396	(50)						(172)		174	(50)
Other	7				1			(1)		7
Total other assets	403	(50)			1			(173)		181	(50)
Total assets	$12,428	$(131	)(e)	$43	$454	$(511)	$94	$(1,724)	$(30)	$10,623	$(209	)(f)
Total liabilities (d)	$460	$(36	)(e)			$9		$(241)		$192	$(47	)(f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Financial derivatives.
(e)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $112 million for the third quarter of 2012, while for the first nine months of 2012 there were $286 million of net gains (realized and unrealized) included in earnings. The comparative amounts included net losses (realized and unrealized) of $142 million for third quarter 2011 and net losses (realized and unrealized) of $95 million for the first nine months of 2011. These amounts also included amortization and accretion of $51 million for the third quarter of 2012 and $137 million for the first nine months of 2012. The comparative amounts were $26 million for the third quarter of 2011 and $81 million for the first nine months of 2011. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement, and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $68 million for the third quarter of 2012, while for the first nine months of 2012 there were $173 million of net unrealized gains. The comparative amounts included net unrealized losses of $189 million for the third quarter of 2011 and net unrealized losses of $162 million for the first nine months of 2011. These amounts were included in Noninterest income on the Consolidated Income Statement.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the first nine months of 2012, there were transfers of assets and liabilities from Level 2 to Level 3 of $462 million consisting primarily of mortgage-backed securities as a result of a ratings downgrade which reduced the observability of valuation inputs. Also during the first nine months of 2012, $279 million of assets in the Rabbi Trust were classified as Level 1 based upon a refinement in our methodology. This reclassification has been reflected as if it were a transfer from Level 2 to Level 1. During the first nine months of 2011, there were no material transfers of assets or liabilities between the hierarchy levels.

The PNC Financial Services Group, Inc. – Form 10-Q    131

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 95: Fair Value Measurement—Recurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value Sept. 30 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency	$6,220	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss Severity Spread over the benchmark curve (b)	1.0%-30.0% (5.0%) 0.0%-24.0% (7.0%) 10.0%-92.0% (51.0%) 350bps weighted average	(a) (a) (a) (a)
Asset-backed	714	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss Severity Spread over the benchmark curve (b)	1.0%-15.0% (3.0%) 1.0%-25.0% (9.0%) 10.0%-100.0% (72.0%) 518bps weighted average	(a) (a) (a) (a)
State and municipal	158 183	Discounted cash flow Consensus pricing (c)	Spread over the benchmark curve (b) Credit and Liquidity discount	110bps -275bps (162bps) 0.0%-30.0% (9.0%)
Other debt	52	Consensus pricing (c)	Credit and Liquidity discount	7.0%-95.0% (86.0%)
Residential mortgage loan commitments	123	Discounted cash flow	Probability of funding Embedded servicing value	5.0% - 99.0% (65.2%) .4% -1.2% (.8%)
Trading securities - Debt	32	Consensus pricing (c)	Credit and Liquidity discount	8.0%-40.0% (16.0%)
Residential mortgage servicing rights	594	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	3.9% - 57.8% (20.8%) 939bps - 1,937bps (1,125 bps)
Commercial mortgage loans held for sale	811	Discounted cash flow	Spread over the benchmark curve (b)	495bps -3,320bps (962bps)
Equity investments - Direct investments	1,094	Multiple of adjusted earnings	Multiple of earnings	4.5 - 11.0 (6.5)
Equity investments - Indirect (d)	658	Net asset value	Net asset value
BlackRock Series C Preferred Stock	210	Consensus pricing (c)	Liquidity discount	22.5%
BlackRock LTIP	(210)	Consensus pricing (c)	Liquidity discount	22.5%
Other derivative contracts	(77)	Discounted cash flow	Credit and Liquidity discount Spread over the benchmark curve (b)	39.0% - 99.0% (48.0%) 94bps
Insignificant Level 3 assets, net of liabilities (e)	(3)

Total Level 3 assets, net of liabilities (f)	$10,559
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of September 30, 2012 totaling $5,246 million and $686 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model, that incorporates consensus pricing, where available. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of this Note 9. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair value as of September 30, 2012 of $974 million and $28 million, respectively, were valued using a pricing source, such as, a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed due to the diverse nature of the underlying investments.
(e)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes loans, and certain financial derivative assets and liabilities and other assets.
(f)	Consists of total Level 3 assets of $10,889 million and total Level 3 liabilities of $330 million.

OTHER FINANCIAL ASSETS ACCOUNTED FOR AT FAIR VALUE ON A NONRECURRING BASIS

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment.

Nonaccrual Loans

The amounts below for nonaccrual loans represent the fair value of loans which is primarily based on the appraised value of the collateral or LGD percentage. The LGD percentage is used to determine the weighted average loss severity of the nonaccrual loans.

132    The PNC Financial Services Group, Inc. – Form 10-Q

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

Commercial Mortgage Servicing Rights

Commercial MSRs are periodically evaluated for impairment and the amounts below reflect an impairment of three strata at September 30, 2012 and December 31, 2011, respectively. For purposes of impairment, the commercial MSRs are stratified based on asset type, which characterizes the predominant risk of the underlying financial asset. The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating unobservable inputs for assumptions as to constant prepayment rates, discount rates and other factors. Significant increases (decreases) in constant prepayment rates and discount rates would result in significantly lower (higher) commercial MSR value determined based on current market conditions and expectations.

OREO and Foreclosed Assets

The amounts below for OREO and foreclosed assets represent the carrying value of OREO and foreclosed assets for which valuation adjustments were recorded subsequent to the transfer to OREO and foreclosed assets. Valuation adjustments are based on the fair value less cost to sell of the property. Fair value is based on appraised value or sales price.

The appraisal process for OREO and foreclosed properties is the same as described above for nonaccrual loans. In instances where we have agreed to sell the property to a third party, the fair value is based on the contractual sale price adjusted for costs to sell. The significant unobservable inputs for OREO and foreclosed assets are the appraised value or the sales price. The estimated costs to sell are incremental direct costs to transact a sale such as broker commissions, legal, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The costs to sell are based on costs associated with our actual sales of commercial and residential OREO and foreclosed assets which are assessed annually.

The PNC Financial Services Group, Inc. – Form 10-Q    133

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

Table 96: Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2012	December 31 2011	September 30 2012	September 30 2011	September 30 2012	September 30 2011
Assets
Nonaccrual loans	$173	$253	$(8)	$(50)	$(52)	$(104)
Loans held for sale	57	130	(4)	(5)	(4)	(5)
Equity investments		1		(1)		(1)
Commercial mortgage servicing rights	394	457	14	(82)	5	(157)
OREO and foreclosed assets	242	223	(30)	(28)	(67)	(59)
Long-lived assets held for sale	22	17	(4)	(2)	(16)	(4)
Total assets	$888	$1,081	$(32)	$(168)	$(134)	$(330)
(a)	All Level 3, except for $8 million included in Loans held for sale which is categorized as Level 2 as of September 30, 2012.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 97: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value September 30, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Nonaccrual loans (a)	$45	Fair value of collateral	Loss severity	1.8% - 98.3% (58.6%)
Loans held for sale	49	Discounted cash flow	Spread over the benchmark curve (b) Embedded servicing value	25bps - 235bps (119bps) .8% - 2.6% (1.7%)
Commercial mortgage servicing rights	394	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	5.3% - 20.6% (6.9%) 5.4% - 7.9% (7.6%)
Other (c)	392	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total Assets	$880
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. Nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	The assumed yield spread over benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Other includes nonaccrual loans of $128 million, OREO and foreclosed assets of $242 million and Long-lived assets held for sale of $22 million as of September 30, 2012. The fair value of these assets are determined based on appraised value or sales price, the range of which is not meaningful to disclose.

134    The PNC Financial Services Group, Inc. – Form 10-Q

FINANCIAL ASSETS ACCOUNTED FOR UNDER FAIR VALUE OPTION

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of commercial mortgage loans held for sale, residential mortgage loans held for sale, certain portfolio loans, customer resale agreements, and BlackRock Series C Preferred Stock.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both the first nine months of 2012 and 2011 were not material.

Residential Mortgage Loans Held for Sale and in Portfolio

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. Throughout 2011 and the first nine months of 2012, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for the first nine months of 2012 and 2011 were not material.

Customer Resale Agreements

Interest income on structured resale agreements is reported on the Consolidated Income Statement in Other interest income. Changes in fair value due to instrument-specific credit risk for both the first nine months of 2012 and 2011 were not material.

Residential Mortgage-Backed Agency Securities with Embedded Derivatives

Interest income on securities is reported on the Consolidated Income Statement in Interest income.

The changes in fair value included in Noninterest income for items for which we elected the fair value option follow.

Table 98: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2012	September 30 2011	September 30 2012	September 30 2011
Assets
Customer resale agreements	$(1)	$1	$(7)	$(6)
Residential mortgage-backed agency securities with embedded derivatives (b)		27	13	24
Commercial mortgage loans held for sale	(2)	4	(4)	3
Residential mortgage loans held for sale	147	77	(53)	185
Residential mortgage loans – portfolio	(8)	(16)	(34)	(14)
BlackRock Series C Preferred Stock	10	(80)		(50)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	These residential mortgage-backed agency securities with embedded derivatives were carried as Trading securities.

The PNC Financial Services Group, Inc. – Form 10-Q    135

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 99: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2012
Customer resale agreements	$462	$430	$32
Trading loans	22	22
Residential mortgage loans held for sale
Performing loans	1,430	1,361	69
Loans 90 days or more past due	31	37	(6)
Nonaccrual loans	16	34	(18)
Total	1,477	1,432	45
Commercial mortgage loans held for sale (a)
Performing loans	805	940	(135)
Nonaccrual loans	6	12	(6)
Total	811	952	(141)
Residential mortgage loans—portfolio
Performing loans	83	114	(31)
Loans 90 days or more past due (b)	169	194	(25)
Nonaccrual loans	62	195	(133)
Total	$314	$503	$(189)
December 31, 2011
Customer resale agreements	$732	$686	$46
Residential mortgage-backed agency securities with embedded derivatives (c)	1,058	864	194
Residential mortgage loans held for sale
Performing loans	1,501	1,439	62
Loans 90 days or more past due	19	25	(6)
Nonaccrual loans	2	4	(2)
Total	1,522	1,468	54
Commercial mortgage loans held for sale (a)
Performing loans	829	962	(133)
Nonaccrual loans	14	27	(13)
Total	843	989	(146)
Residential mortgage loans—portfolio
Performing loans	74	97	(23)
Loans 90 days or more past due (b)	90	95	(5)
Nonaccrual loans	63	176	(113)
Total	$227	$368	$(141)
(a)	There were no loans 90 days or more past due within this category at September 30, 2012 or December 31, 2011.
(b)	The majority of these loans are government insured loans, which positively impacts the fair value.
(c)	These residential mortgage-backed agency securities with embedded derivatives were carried as Trading securities.

136    The PNC Financial Services Group, Inc. – Form 10-Q

Table 100: Additional Fair Value Information Related to Financial Instruments

	September 30, 2012					December 31, 2011
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
In millions		Total	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$4,284	$4,284	$4,284			$4,105	$4,105
Short-term assets	5,219	5,219		$5,219		4,462	4,462
Trading securities	2,664	2,664	1,470	1,162	$32	2,513	2,513
Investment securities	62,814	63,365	2,713	53,299	7,353	60,634	61,018
Trading loans	22	22		22
Loans held for sale	2,737	2,742		1,477	1,265	2,936	2,939
Net loans (excludes leases)	170,904	173,445		307	173,138	148,254	151,167
Other assets	4,327	4,327		2,356	1,971	4,019	4,019
Mortgage servicing rights	996	1,004			1,004	1,115	1,118
Financial derivatives
Designated as hedging instruments under GAAP	2,023	2,023		2,023		1,888	1,888
Not designated as hedging instruments under GAAP	7,810	7,810	19	7,644	147	7,575	7,575
Total Assets	$263,800	$266,905	$8,486	$73,509	$184,910	$237,501	$240,804
Liabilities
Demand, savings and money market deposits	$178,471	$178,471		$178,471		$156,335	$156,335
Time deposits	27,792	28,109		28,109		31,632	31,882
Borrowed funds	43,359	44,607	$688	42,882	$1,037	36,966	39,064
Financial derivatives
Designated as hedging instruments under GAAP	172	172		172		116	116
Not designated as hedging instruments under GAAP	7,524	7,524	6	7,188	330	7,490	7,490
Unfunded loan commitments and letters of credit	220	220			220	223	223
Total Liabilities	$257,538	$259,103	$694	$256,822	$1,587	$232,762	$235,110

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

Cash and due from banks

The carrying amounts reported on our Consolidated Balance Sheet for cash and due from banks approximate fair values. For purposes of this disclosure only, cash and due from banks includes the following:

•	due from banks, and
•	interest-earning deposits with banks.

Cash and due from banks are classified as Level 1.

The PNC Financial Services Group, Inc. – Form 10-Q    137

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

Securities

Securities include both the investment securities (comprised of available for sale and held to maturity securities) and trading securities portfolios. We primarily use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. As of September 30, 2012, 84% of the positions in these portfolios were priced by pricing services provided by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. One of the vendor’s prices are set with reference to market activity for highly liquid assets, such as U.S. Treasury and agency securities and agency mortgage-backed securities, and matrix pricing for other asset classes, such as commercial mortgage and other asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs, commercial mortgage-backed securities, and municipal bonds. Management uses various methods and techniques to validate prices obtained from pricing services and dealers, including reference to another third-party source, by reviewing valuations of comparable instruments, or by comparison to internal valuations.

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

The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $1.9 billion at both September 30, 2012 and December 31, 2011, both of which approximate fair value at each date.

Mortgage Servicing Assets

Fair value is based on the present value of the estimated future cash flows, incorporating assumptions as to prepayment rates, discount rates, default rates, escrow balances, interest rates, cost to service and other factors.

The key valuation assumptions for commercial and residential mortgage loan servicing assets at September 30, 2012 and December 31, 2011 are included in Note 10 Goodwill and Other Intangible Assets.

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

138    The PNC Financial Services Group, Inc. – Form 10-Q

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

NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during the first nine months of 2012 follow:

Table 101: Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	Other	Total
December 31, 2011	$5,394	$2,763	$69	$43	$16	$8,285
RBC Bank (USA) Acquisition	429	473		2	46	950
Other	(29)	(22)	(5)		(16)	(72)
September 30, 2012	$5,794	$3,214	$64	$45	$46	$9,163
(a)	The Non-Strategic Assets Portfolio business segment does not have any goodwill allocated to it.

Changes in goodwill and other intangible assets during the first nine months of 2012 follow:

Table 102: Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
December 31, 2011	$8,285	$742	$1,117
Additions/adjustments:
RBC Bank (USA) Acquisition	950	164	16
Other (a)	(72)
Change in valuation allowance			4
Amortization		(125)	(114)
Mortgage servicing rights – Other			(26)
September 30, 2012	$9,163	$781	$997
(a)	Primarily related to correction of amount for an acquisition affecting prior periods.

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Table 103: Other Intangible Assets

In millions	September 30 2012	December 31 2011
Customer-related and other intangibles
Gross carrying amount	$1,689	$1,525
Accumulated amortization	(908)	(783)
Net carrying amount	$781	$742
Mortgage and other loan servicing rights
Gross carrying amount	$1,986	$2,009
Valuation allowance	(193)	(197)
Accumulated amortization	(796)	(695)
Net carrying amount	$997	$1,117
Total	$1,778	$1,859

The PNC Financial Services Group, Inc. – Form 10-Q    139

Our other intangible assets have finite lives and are amortized primarily on a straight-line basis. Core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from 1 year to 11 years, with a weighted-average remaining useful life of 8 years.

Amortization expense on existing intangible assets follows:

Table 104: Amortization Expense on Existing Intangible Assets

In millions
Nine months ended September 30, 2012	$239
Nine months ended September 30, 2011	249
Remainder of 2012	71
2013	242
2014	209
2015	181
2016	157
2017	134

Changes in commercial mortgage servicing rights (MSRs) follow:

Table 105: Commercial Mortgage Servicing Rights

In millions	2012	2011
Commercial Mortgage Servicing Rights – Net Carrying Amount
January 1	$468	$665
Additions (a)	43	100
Amortization expense (b)	(113)	(126)
Change in valuation allowance	4	(157)
September 30	$402	$482
Commercial Mortgage Servicing Rights – Valuation Allowance
January 1	$(197)	$(40)
Provision	(44)	(161)
Recoveries	24	4
Other (b)	24
September 30	$(193)	$(197)
(a)	Additions for the first nine months of 2012 and first nine months of 2011 included $27 million and $37 million, respectively, from loans sold with servicing retained. Additions for the first nine months of 2012 and first nine months of 2011 included $16 million and $63 million, respectively, from purchases of servicing rights from third parties.
(b)	Includes a direct write down of servicing rights for $24 million recognized in the first quarter of 2012 primarily due to market-driven changes in interest rates.

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

The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating inputs for assumptions as to constant prepayment rates, discount rates and other factors determined based on current market conditions and expectations.

Changes in the residential MSRs follow:

Table 106: Residential Mortgage Servicing Rights

In millions	2012	2011
January 1	$647	$1,033
Additions:
From loans sold with servicing retained	85	94
RBC Bank (USA) acquisition	16
Purchases	118	48
Changes in fair value due to:
Time and payoffs (a)	(121)	(122)
Other (b)	(151)	(369)
September 30	$594	$684
Unpaid principal balance of loans serviced for others at September 30	$119,246	$121,229
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates, as well as changes in assumptions such as prepayments and servicing costs.

140    The PNC Financial Services Group, Inc. – Form 10-Q

We recognize mortgage servicing right assets on residential real estate loans when we retain the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. MSRs are subject to declines in value principally from actual or expected prepayment of the underlying loans and also defaults. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs declines (or increases).

The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2012 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses internal proprietary models to estimate future commercial mortgage loan prepayments and a third party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 107: Commercial Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	September 30 2012	December 31 2011
Fair Value	$410	$471
Weighted-average life (years)	5.5	5.9
Weighted-average constant prepayment rate	6.57%	5.08%
Decline in fair value from 10% adverse change	$9	$6
Decline in fair value from 20% adverse change	$18	$11
Effective discount rate	7.74%	7.92%
Decline in fair value from 10% adverse change	$11	$9
Decline in fair value from 20% adverse change	$22	$18

Table 108: Residential Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	September 30 2012	December 31 2011
Fair value	$594	$647
Weighted-average life (years)	3.9	3.6
Weighted-average constant prepayment rate	20.75%	22.10%
Decline in fair value from 10% adverse change	$44	$44
Decline in fair value from 20% adverse change	$84	$84
Weighted-average option adjusted spread	11.25%	11.77%
Decline in fair value from 10% adverse change	$23	$25
Decline in fair value from 20% adverse change	$45	$48

The PNC Financial Services Group, Inc. – Form 10-Q    141

Fees from mortgage and other loan servicing comprised of contractually specified servicing fees, late fees, and ancillary fees follows:

Table 109: Fees from Mortgage and Other Loan Servicing

In millions	2012	2011
Nine months ended September 30	$414	$481
Three months ended September 30	138	163

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

On April 25, 2012 we redeemed the $300 million of trust preferred securities issued by the PNC Capital Trust D with a current distribution rate of 6.125% and a maturity date of December 15, 2033, and $6 million of trust preferred securities issued by the Yardville Capital Trust III with a current distribution rate of 10.18% and a maturity date of June 8, 2031. On May 25, 2012 we redeemed the $500 million of trust preferred securities issued by the National City Capital Trust III with a current distribution rate of 6.625% and a scheduled maturity date of May 25, 2047. These redemptions resulted in a noncash charge for the unamortized discounts of $130 million in the second quarter of 2012.

On July 30, 2012 we redeemed the $450 million of trust preferred securities issued by the PNC Capital Trust E with a current distribution rate of 7.750% and a scheduled redemption date of March 15, 2038, and $517.5 million of enhanced trust preferred securities issued by the National City Trust IV with a current distribution rate of 8.000% and a scheduled maturity date of September 15, 2047. These redemptions resulted in a noncash charge for the unamortized discounts of $95 million in the third quarter of 2012.

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

See Note 20 Subsequent Events for a discussion of the proposed redemption on December 10, 2012 of the 12% Fixed-to-Floating Rate Normal APEX issued by the National City Preferred Capital Trust I.

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

142    The PNC Financial Services Group, Inc. – Form 10-Q

The components of our net periodic pension and post-retirement benefit cost for the first nine months of 2012 and 2011 were as follows:

Table 110: Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended September 30 In millions	2012	2011	2012	2011	2012	2011
Net periodic cost consists of:
Service cost	$25	$24	$1	$1	$1	$1
Interest cost	47	49	3	3	4	5
Expected return on plan assets	(70)	(75)
Amortization of prior service cost	(2)	(2)				(1)
Amortization of actuarial losses	22	5	2	1
Net periodic cost (benefit)	$22	$1	$6	$5	$5	$5

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Nine months ended September 30 In millions	2012	2011	2012	2011	2012	2011
Net periodic cost consists of:
Service cost	$76	$71	$3	$3	$4	$5
Interest cost	143	147	10	10	12	14
Expected return on plan assets	(212)	(224)
Amortization of prior service cost	(6)	(6)			(2)	(2)
Amortization of actuarial losses	66	14	5	3
Net periodic cost (benefit)	$67	$2	$18	$16	$14	$17

Stock Based Compensation Plans

As more fully described in Note 15 Stock Based Compensation Plans in our 2011 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of September 30, 2012, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first nine months of

2012 and 2011 was $84 million and $63 million, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q    143

Table 111: Option Pricing Assumptions

Weighted-average for the nine months ended September 30	2012		2011
Risk-free interest rate	1.1%		2.8%
Dividend yield	2.3		0.6
Volatility	35.1		34.7
Expected life	5.9	yrs.	5.9	yrs.
Grant-date fair value	$16.22		$22.82

Table 112: Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2011	17,490	$54.48	949	$684.40	18,439	$86.90
Granted	461	60.70			461	60.70
Exercised	(2,383)	47.67			(2,383)	47.67
Cancelled	(604)	62.37	(192)	711.50	(796)	218.72
Outstanding at September 30, 2012	14,964	$55.44	757	$677.55	15,721	$85.42
Exercisable at September 30, 2012	12,099	$54.07	757	$677.55	12,856	$90.81

During the first nine months of 2012, we issued approximately 1.7 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock primarily for any future stock option exercises.

Incentive/Performance Unit Share Awards and Restricted Stock/Unit Awards

The fair value of nonvested incentive/performance unit share awards and restricted stock/unit awards is initially determined based on prices not less than the market value of our common stock on the date of grant. The value of certain incentive/performance unit share awards is subsequently remeasured based on the achievement of one or more financial and other performance goals over a three-year period. The Personnel and Compensation Committee (“P&CC”) of the Board of Directors approves the final award payout with respect to incentive/performance unit share awards. Restricted stock/unit awards have various vesting periods generally ranging from 36 months to 60 months.

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

144    The PNC Financial Services Group, Inc. – Form 10-Q

Table 113: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
December 31, 2011	830	$61.68	2,512	$54.87
Granted	465	60.70	1,455	61.03
Vested/Released	(100)	64.21	(789)	45.44
Forfeited	(34)	62.44	(115)	60.86
September 30, 2012	1,161	$61.05	3,063	$60.00

In the table above, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At September 30, 2012, there was $100 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years.

Liability Awards

We granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and service-related vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of September 30, 2012, there were 812,464 of these cash-payable restricted share units outstanding.

A summary of all nonvested, cash-payable restricted share unit activity follows:

Table 114: Nonvested Cash-Payable Restricted Share Unit – Rollforward

In thousands	Nonvested Cash-Payable Restricted Unit Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,052
Granted	543
Vested and Released	(646)
Forfeited	(15)
Outstanding at September 30, 2012	934	$58,920

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

The PNC Financial Services Group, Inc. – Form 10-Q    145

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

The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $42 million for the first nine months of 2012 compared with net losses of $15 million for the first nine months of 2011.

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest receipts on the loans. In the 12 months that follow September 30, 2012, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income net derivative gains of $244 million pretax, or $158 million after-tax, in association with interest receipts on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2012. The maximum length of time over which forecasted loan cash flows are hedged is 8 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow September 30, 2012, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $74 million pretax, or $48 million after-tax, as adjustments of yield on investment securities. The maximum length of time we are hedging forecasted purchases is three months. With respect to forecasted sale of securities, there were no amounts in Accumulated other comprehensive income at September 30, 2012.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first nine months of 2012 and 2011, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur. The amount of cash flow hedge ineffectiveness recognized in income for the first nine months of 2012 and 2011 was not material to PNC’s results of operations.

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

At September 30, 2012, there was no net investment hedge ineffectiveness.

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

146    The PNC Financial Services Group, Inc. – Form 10-Q

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

Certain commercial mortgage loans held for sale are accounted for at fair value. These loans, and the related loan commitments, which are considered derivatives, are accounted for at fair value. In addition we originate loans for sale into the secondary market that are carried at the lower of cost or fair value. The commitments related to these loans are also derivatives and are accounted for at fair value. Derivatives used to economically hedge these loans and commitments from changes in fair value due to interest rate risk and credit risk include forward loan sale contracts, interest rate swaps, and credit default swaps. Gains and losses on the commitments, loans and derivatives are included in Other noninterest income. Derivatives used to economically hedge the change in value of commercial mortgage servicing rights include interest rate swaps and futures. Gains or losses on these derivatives are included in Corporate Services noninterest income.

The residential and commercial mortgage loan commitments associated with loans to be sold which are accounted for as derivatives are valued based on the estimated fair value of the underlying loan and the probability that the loan will fund within the terms of the commitment. The fair value also takes into account the fair value of the embedded servicing right.

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

Included in the customer, mortgage banking risk management, and other risk management portfolios are written interest-rate caps and floors entered into with customers and for risk management purposes. We receive an upfront premium from the counterparty and are obligated to make payments to the counterparty if the underlying market interest rate rises above or falls below a certain level designated in the contract. The fair value of the written caps and floors liability on our Consolidated Balance Sheet was $2 million at September 30, 2012 and $6 million at December 31, 2011. Our ultimate obligation under written options is based on future market conditions and is only quantifiable at settlement.

In connection with the sale of a portion of our Visa Class B common shares in September 2012, we entered into a swap agreement with the purchaser in which we will make or receive payments based on subsequent changes in the conversion ratio of Class B into Class A common shares and make payments calculated by reference to the market price of the Class A common shares. The fair value of the swap, included in Other liabilities on our Consolidated Balance Sheet, was $22 million at September 30, 2012.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At September 30, 2012, we held cash, US government securities and mortgage-backed securities totaling $1.2 billion under these agreements. We pledged cash and US government securities of $1.0 billion under these agreements. To the extent not netted against derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    147

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2012 was $1.1 billion for which PNC had posted collateral of $1.0 billion in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2012, would be an additional $.1 billion.

148    The PNC Financial Services Group, Inc. – Form 10-Q

Table 115: Derivatives Total Notional or Contractual Amounts and Fair Values

	September 30, 2012			December 31, 2011
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges:
Receive fixed swaps (c)	$13,770	$562		$13,902	$529
Forward purchase commitments	1,229	32		2,733	43
Subtotal	$14,999	$594		$16,635	$572
Fair value hedges:
Receive fixed swaps (c)	$11,000	$1,428		$10,476	$1,316
Pay fixed swaps (c) (d)	2,233	1	$154	1,797		$116
Subtotal	$13,233	$1,429	$154	$12,273	$1,316	$116
Foreign exchange contracts:
Net investment hedge	597		18	326
Total derivatives designated as hedging instruments	$28,829	$2,023	$172	$29,234	$1,888	$116
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$83,142	$2,855	$2,404	$98,406	$3,127	$2,673
Swaptions	6,309	220	131	10,312	216	167
Futures	46,281			63,616
Future options	40,900	17	6	8,000
Residential mortgage loan commitments	3,749	33	5	5,287	47	14
Subtotal	$180,381	$3,125	$2,546	$185,621	$3,390	$2,854
Loan sales
Interest rate contracts:
Futures	$820			$634
Bond options	1,400	$2		1,250	$3
Residential mortgage loan commitments	13,075	161	$99	9,486	65	$39
Subtotal	$15,295	$163	$99	$11,370	$68	$39
Subtotal	$195,676	$3,288	$2,645	$196,991	$3,458	$2,893
Derivatives used for commercial mortgage banking activities
Interest rate contracts:
Swaps	$1,222	$61	$92	$1,180	$43	$77
Swaptions				450	3
Futures	2,000
Future options	200	2
Commercial mortgage loan commitments	1,090	13	13	995	8	3
Subtotal	$4,512	$76	$105	$2,625	$54	$80
Credit contracts:
Credit default swaps	95	2		95	5
Subtotal	$4,607	$78	$105	$2,720	$59	$80
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$124,095	$4,146	$4,233	$122,088	$3,649	$3,863
Caps/floors – Sold	4,241		2	5,861		6
Caps/floors – Purchased	4,151	20		5,601	19
Swaptions	2,161	97	41	1,713	136	73
Futures	9,229			6,982
Residential mortgage loan commitments	2,366	9	11	487		1
Subtotal	$146,243	$4,272	$4,287	$142,732	$3,804	$3,943
Foreign exchange contracts	12,732	157	162	11,920	231	222
Equity contracts	146	1	4	184	5	8
Credit contracts:
Risk participation agreements	3,359	7	6	3,259	6	5
Subtotal	$162,480	$4,437	$4,459	$158,095	$4,046	$4,178
Derivatives used for other risk management activities:
Interest rate contracts:
Swaps	$623	$4		$1,704	$5	$39
Swaptions				225	1
Futures	351			1,740
Subtotal	$974	$4		$3,669	$6	$39
Foreign exchange contracts	38		$4	25		4
Equity contracts	11	3	3
Credit contracts:
Credit default swaps	15			209	6
Other contracts (e)	624		308	386		296
Subtotal	$1,662	$7	$315	$4,289	$12	$339
Total derivatives not designated as hedging instruments	$364,425	$7,810	$7,524	$362,095	$7,575	$7,490
Total Gross Derivatives	$393,254	$9,833	$7,696	$391,329	$9,463	$7,606
Less: Legally enforceable master netting agreements		6,071	6,071		6,052	6,052
Less: Cash collateral		987	967		1,051	843
Total Net Derivatives		$2,775	$658		$2,360	$711
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 54% were based on 1-month LIBOR and 46% on 3-month LIBOR at September 30, 2012 compared with 57% and 43%, respectively, at December 31, 2011.
(d)	Includes zero-coupon swaps.
(e)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs, a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate, and the swap entered into in connection with the sale of a portion of Visa Class B common shares.

The PNC Financial Services Group, Inc. – Form 10-Q    149

Gains (losses) on derivative instruments and related hedged items follow:

Table 116: Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			September 30, 2012		September 30, 2011
Nine months ended			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$(40)	$37	$(154)	$161
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(3)	3	(24)	24
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	14	(43)	223	(236)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	113	(123)	269	(278)
Total			$84	$(126)	$314	$(329)

			September 30, 2012		September 30, 2011
Three months ended			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$(11)	$11	$(129)	$135
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(1)	1	(15)	15
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	6	(19)	193	(193)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	39	(43)	221	(220)
Total			$33	$(50)	$270	$(263)

Table 117: Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Nine months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
September 30, 2012	Interest rate contracts	$310	Interest income	$345	Interest income
			Noninterest income	72
September 30, 2011	Interest rate contracts	$703	Interest income	$332	Interest income
			Noninterest income	41

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount	Location	Amount
September 30, 2012	Interest rate contracts	$103	Interest income	$113	Interest income
			Noninterest income	13
September 30, 2011	Interest rate contracts	$423	Interest income	$120	Interest income
			Noninterest income	8

150    The PNC Financial Services Group, Inc. – Form 10-Q

Table 118: Derivatives Designated in GAAP Hedge Relationships – Net Investment Hedges

Nine months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)
September 30, 2012	Foreign exchange contracts	$(18)

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)
September 30, 2012	Foreign exchange contracts	$(18)

Table 119: Gains (Losses) on Derivatives Not Designated as Hedging Instruments under GAAP

	Three months ended September 30		Nine months ended September 30
In millions	2012	2011	2012	2011
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$67	$339	$273	$504
Loan sales
Interest rate contracts	21	(12)	57	(15)
Gains (losses) included in residential mortgage banking activities (a)	$88	$327	$330	$489
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$(4)	$(7)	$17	$(12)
Credit contracts (c)	(2)	4	(3)	8
Gains (losses) from commercial mortgage banking activities	$(6)	$(3)	$14	$(4)
Derivatives used for customer-related activities:
Interest rate contracts	$37	$6	$64	$46
Foreign exchange contracts	13	42	69	64
Equity contracts	1	1	(4)	(2)
Credit contracts		2	(2)	4
Gains (losses) from customer-related activities (c)	$51	$51	$127	$112
Derivatives used for other risk management activities:
Interest rate contracts	$(5)	$(40)	$(12)	$(42)
Foreign exchange contracts		3	(1)
Credit contracts		1	(1)	(1)
Other contracts (d)	(34)	80	(44)	50
Gains (losses) from other risk management activities (c)	$(39)	$44	$(58)	$7
Total gains (losses) from derivatives not designated as hedging instruments	$94	$419	$413	$604
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP, a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate, and the swap entered into in connection with the sale of a portion of Visa Class B common shares.

The PNC Financial Services Group, Inc. – Form 10-Q    151

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

Table 120: Credit Default Swaps

	September 30, 2012			December 31, 2011
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Sold (a)
Single name				$45	$2	1.8
Index traded				49		2.0
Total				$94	$2	1.9
Credit Default Swaps – Purchased
Single name	$50		6.1	$150	$5	3.8
Index traded	60	$2	36.4	60	4	37.2
Total	$110	$2	22.6	$210	$9	13.3
Total	$110	$2	22.6	$304	$11	9.8
(a)	There were no credit default swaps sold as of September 30, 2012.

The notional amount of these credit default swaps by credit rating follows:

Table 121: Credit Ratings of Credit Default Swaps

Dollars in millions	September 30 2012	December 31 2011
Credit Default Swaps – Sold (a)
Investment grade (b)		$84
Subinvestment grade (c)		10
Total		$94
Credit Default Swaps – Purchased
Investment grade (b)	$95	$145
Subinvestment grade (c)	15	65
Total	$110	$210
Total	$110	$304
(a)	There were no credit default swaps sold as of September 30, 2012.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps follow:

Table 122: Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage- backed securities	Loans
September 30, 2012	32%	54%	14%
December 31, 2011	59%	20%	21%

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

152    The PNC Financial Services Group, Inc. – Form 10-Q

Risk Participation Agreements

We have sold risk participation agreements with terms ranging from less than 1 year to 24 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

Table 123: Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2012	$1,770	$(6)	6.9
December 31, 2011	$1,568	$(5)	7.5

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Table 124: Internal Credit Ratings of Risk Participation Agreements Sold

	September 30, 2012	December 31, 2011
Pass (a)	99%	99%
Below pass (b)	1%	1%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at September 30, 2012, the exposure from these agreements would be $157 million based on the fair value of the underlying swaps, compared with $145 million at December 31, 2011.

NOTE 14 EARNINGS PER SHARE

Table 125: Basic and Diluted Earnings per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2012	2011	2012	2011
Basic
Net income	$925	$834	$2,282	$2,578
Less:
Net income (loss) attributable to noncontrolling interests	(14)	4	(13)	(2)
Preferred stock dividends and discount accretion	63	4	127	33
Dividends and undistributed earnings allocated to nonvested restricted shares	5	4	10	10
Net income attributable to basic common shares	$871	$822	$2,158	$2,537
Basic weighted-average common shares outstanding	526	524	526	524
Basic earnings per common share (a)	$1.66	$1.57	$4.10	$4.84
Diluted
Net income attributable to basic common shares	$871	$822	$2,158	$2,537
Less:
BlackRock common stock equivalents	3	6	10	16
Net income attributable to diluted common shares	$868	$816	$2,148	$2,521
Basic weighted-average common shares outstanding	526	524	526	524
Dilutive potential common shares (b) (c)	3	2	3	2
Diluted weighted-average common shares outstanding	529	526	529	526
Diluted earnings per common share (a)	$1.64	$1.55	$4.06	$4.79
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(b)	Excludes number of stock options considered to be anti-dilutive of 5 million and 12 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and 5 million and 7 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.
(c)	Excludes number of warrants considered to be anti-dilutive of 17 million and 22 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and 17 million and 22 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    153

NOTE 15 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first nine months of 2011 and 2012 follows.

Table 126: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2011	526	$2,682	$647	$12,057	$15,859	$(431)	$(572)	$2,596	$32,838
Net income					2,580			(2)	2,578
Other comprehensive income (loss), net of tax						828			828
Cash dividends declared
Common ($.80 per share)					(421)				(421)
Preferred					(32)				(32)
Preferred stock discount accretion			1		(1)				-
Common stock activity (a)				6					6
Treasury stock activity (a)				(23)			37		14
Preferred stock issuance – Series O (b)			988						988
Other				14				429	443
Balance at September 30, 2011 (c)	526	$2,682	$1,636	$12,054	$17,985	$397	$(535)	$3,023	$37,242
Balance at January 1, 2012	527	$2,683	$1,637	$12,072	$18,253	$(105)	$(487)	$3,193	$37,246
Net income					2,295			(13)	2,282
Other comprehensive income (loss), net of tax						1,096			1,096
Cash dividends declared
Common ($1.15 per share)					(608)				(608)
Preferred					(125)				(125)
Preferred stock discount accretion			2		(2)
Common stock activity	1	6		37					43
Treasury stock activity	1			51			(31)		20
Preferred stock issuance – Series P (d)			1,482						1,482
Preferred stock issuance – Series Q (e)			438						438
Other				(11)				(61)	(72)
Balance at September 30, 2012 (c)	529	$2,689	$3,559	$12,149	$19,813	$991	$(518)	$3,119	$41,802
(a)	Common and net treasury stock activity totaled less than .5 million shares.
(b)	10,000 Series O preferred shares with a $1 par value were issued on July 20, 2011.
(c)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(d)	15,000 Series P preferred shares with a $1 par value were issued on April 24, 2012.
(e)	4,500 Series Q preferred shares with a $1 par value were issued on September 21, 2012.

154    The PNC Financial Services Group, Inc. – Form 10-Q

Table 127: Other Comprehensive Income

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax
Net unrealized gains on non-OTTI securities
Balance at June 30, 2011			$419
Third Quarter 2011 activity
Increase in net unrealized gains for non-OTTI securities	$436	$(149)	287
Less: net gains realized in net income	68	(26)	42
Net unrealized gains on non-OTTI securities	368	(123)	245
Balance at September 30, 2011			$664
Balance at June 30, 2012			$946
Third Quarter 2012 activity
Increase in net unrealized gains for non-OTTI securities	$506	$(184)	322
Less: net gains realized in net income	40	(14)	26
Net unrealized gains on non-OTTI securities	466	(170)	296
Balance at September 30, 2012			$1,242
Net unrealized gains (losses) on OTTI securities
Balance at June 30, 2011			$(520)
Third Quarter 2011 activity
Net increase in OTTI losses on debt securities	$(156)	$38	(118)
Less: Net OTTI losses realized in net income	(35)	14	(21)
Net unrealized gains (losses) on OTTI securities	(121)	24	(97)
Balance at September 30, 2011			$(617)
Balance at June 30, 2012			$(476)
Third Quarter 2012 activity
Net decrease in OTTI losses on debt securities	$424	$(156)	268
Less: Net OTTI losses realized in net income	(24)	8	(16)
Net unrealized gains (losses) on OTTI securities	448	(164)	284
Balance at September 30, 2012			$(192)
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at June 30, 2011			$544
Third Quarter 2011 activity
Increase in net unrealized gains on cash flow hedge derivatives	$423	$(155)	268
Less: net gains realized in net income	128	(47)	81
Net unrealized gains (losses) on cash flow hedge derivatives	295	(108)	187
Balance at September 30, 2011			$731
Balance at June 30, 2012			$664
Third Quarter 2012 activity
Increase in net unrealized gains on cash flow hedge derivatives	$103	$(57)	46
Less: net gains realized in net income	126	(72)	54
Net unrealized gains (losses) on cash flow hedge derivatives	(23)	15	(8)
Balance at September 30, 2012			$656

The PNC Financial Services Group, Inc. – Form 10-Q    155

	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at June 30, 2011			$(373)
Third Quarter 2011 Activity	$3		3
Balance at September 30, 2011			$(370)
Balance at June 30, 2012			$(700)
Third Quarter 2012 Activity	$22	$(8)	14
Balance at September 30, 2012			$(686)
Other (a)
Balance at June 30, 2011			$(1)
Third Quarter 2011 Activity
Foreign currency translation adjustments	$(12)	$1	(11)
BlackRock deferred tax adjustments		1	1
Total Third Quarter 2011 activity	(12)	2	(10)
Balance at September 30, 2011			$(11)
Balance at June 30, 2012			$(32)
Third Quarter 2012 Activity
Foreign currency translation adjustments	$13	$(5)	8
BlackRock deferred tax adjustments		(5)	(5)
Total Third Quarter 2012 activity	13	(10)	3
Balance at September 30, 2012			$(29)
(a)	Consists of foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income in 2012.

156    The PNC Financial Services Group, Inc. – Form 10-Q

	Pretax	Tax	After-tax
Net unrealized gains on non-OTTI securities
Balance at December 31, 2010			$95
2011 activity
Increase in net unrealized gains for non-OTTI securities	$1,098	$(388)	710
Less: net gains realized in net income	221	(80)	141
Net unrealized gains on non-OTTI securities	877	(308)	569
Balance at September 30, 2011			$664
Balance at December 31, 2011			$696
2012 activity
Increase in net unrealized gains for non-OTTI securities	$1,027	$(376)	651
Less: net gains realized in net income	165	(60)	105
Net unrealized gains on non-OTTI securities	862	(316)	546
Balance at September 30, 2012			$1,242
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2010			$(646)
2011 activity
Net increase in OTTI losses on debt securities	$(76)	$15	(61)
Less: Net losses realized on sales of securities	(34)	12	(22)
Less: Net OTTI losses realized in net income	(108)	40	(68)
Net unrealized gains (losses) on OTTI securities	66	(37)	29
Balance at September 30, 2011			$(617)
Balance at December 31, 2011			$(738)
2012 activity
Net decrease in OTTI losses on debt securities	$760	$(279)	481
Less: Net losses realized on sales of securities	(6)	2	(4)
Less: Net OTTI losses realized in net income	(96)	35	(61)
Net unrealized gains (losses) on OTTI securities	862	(316)	546
Balance at September 30, 2012			$(192)
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2010			$522
2011 activity
Increase in net unrealized gains on cash flow hedge derivatives	$703	$(258)	445
Less: net gains realized in net income	373	(137)	236
Net unrealized gains (losses) on cash flow hedge derivatives	330	(121)	209
Balance at September 30, 2011			$731
Balance at December 31, 2011			$717
2012 activity
Increase in net unrealized gains on cash flow hedge derivatives	$310	$(133)	177
Less: net gains realized in net income	417	(179)	238
Net unrealized gains (losses) on cash flow hedge derivatives	(107)	46	(61)
Balance at September 30, 2012			$656

The PNC Financial Services Group, Inc. – Form 10-Q    157

	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2010			$(380)
2011 Activity	$14	$(4)	10
Balance at September 30, 2011			$(370)
Balance at December 31, 2011			$(755)
2012 Activity	$109	$(40)	69
Balance at September 30, 2012			$(686)
Other (a)
Balance at December 31, 2010			$(22)
2011 Activity
Foreign currency translation adjustments	$27	$(9)	18
BlackRock deferred tax adjustments		(7)	(7)
Total 2011 activity	27	(16)	11
Balance at September 30, 2011			$(11)
Balance at December 31, 2011			$(25)
2012 Activity
Foreign currency translation adjustments	$(5)	$2	(3)
BlackRock deferred tax adjustments		(1)	(1)
Total 2012 activity	(5)	1	(4)
Balance at September 30, 2012			$(29)
(a)	Consists of foreign currency translation adjustments and deferred tax adjustments on BlackRock’s other comprehensive income in 2012.

Table 128: Accumulated Other Comprehensive Income (Loss) Components

	September 30, 2012		December 31, 2011
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains on non-OTTI securities	$1,960	$1,242	$1,098	$696
Net unrealized gains (losses) on OTTI securities	(304)	(192)	(1,166)	(738)
Net unrealized gains on cash flow hedge derivatives	1,024	656	1,131	717
Pension and other postretirement benefit plan adjustments	(1,082)	(686)	(1,191)	(755)
Other, net	(56)	(29)	(51)	(25)
Accumulated other comprehensive income (loss)	$1,542	$991	$(179)	$(105)

NOTE 16 INCOME TAXES

The net operating loss carryforwards at September 30, 2012 and December 31, 2011 follow:

Table 129: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	September 30 2012	December 31 2011
Net Operating Loss Carryforwards:
Federal	$1,629	$30
State	2,597	1,460
Valuation allowance – State	46	14
Tax Credit Carryforwards:
Federal	$35	$112
State	3	3

The federal net operating loss carryforwards expire from 2027 to 2028. The state net operating loss carryforwards will expire from 2012 to 2031. The majority of the tax credit carryforwards expire in 2031. The large increases in the net operating loss carryforwards are primarily attributable to the RBC Bank (USA) acquisition.

Examinations are substantially completed for PNC’s consolidated federal income tax returns for 2007 and 2008 and there are no outstanding unresolved issues. The Internal Revenue Service (IRS) is currently examining PNC’s 2009 and 2010 returns. National City’s consolidated federal income tax returns through 2008 have been audited by the IRS. Certain adjustments remain under review by the IRS Appeals Division for years 2003 through 2008. PNC also continues to be under examination with several state taxing authorities.

158    The PNC Financial Services Group, Inc. – Form 10-Q

We had unrecognized tax benefits of $178 million at September 30, 2012 and $209 million at December 31, 2011. At September 30, 2012, $100 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $78 million within the next twelve months.

NOTE 17 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 17, and also those matters disclosed in Note 22 Legal Proceedings in Part II, Item 8 of our 2011 Form 10-K, in Note 16 Legal Proceedings in Part I, Item 1 of our first quarter 2012 Form 10-Q, and in Note 17 Legal Proceedings in Part I, Item 1 of our second quarter 2012 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2012, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $425 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

The aggregate estimated amount provided above does not include an estimate for every Disclosed Matter, as we are unable, at this time, to estimate the losses that it is reasonably possible that we could incur or ranges of such losses with respect to some of the matters disclosed for one or more of the following reasons. In our experience, legal proceedings are inherently unpredictable. In many legal proceedings, various factors exacerbate this inherent unpredictability, including, among others, one or more of the following: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the plaintiff is seeking relief other than or in addition to compensatory damages; the matter presents meaningful legal uncertainties, including novel issues of law; we have not engaged in meaningful settlement discussions; discovery has not started or is not complete; there are significant facts in dispute; and there are a large number of parties named as defendants (including where it is uncertain how damages or liability, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for us to estimate losses or ranges of losses that it is reasonably possible we could incur. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

The following descriptions update our disclosure of pending legal proceedings provided in Prior Disclosure.

Interchange Litigation

In October 2012, the defendants in the cases consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO) entered into a definitive agreement relating to a settlement with the class plaintiffs.

CBNV Mortgage Litigation

MDL Proceedings in Pennsylvania. In the cases consolidated for pre-trial proceedings in a multidistrict litigation (MDL) proceeding in the United States District Court for the Western

The PNC Financial Services Group, Inc. – Form 10-Q    159

District of Pennsylvania, currently under the caption In re: Community Bank of Northern Virginia Lending Practices Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674), the defendants’ motion to dismiss the amended complaint was argued in October 2012. The court has not yet ruled on this motion.

North Carolina Proceedings. In Bumpers, et al. v. Community Bank of Northern Virginia (01-CVS-011342), pending in the General Court of Justice, Superior Court Division, for Wake County, North Carolina, in August 2012 the North Carolina Supreme Court granted our petition for discretionary review of the decision of the North Carolina Court of Appeals.

FHLB

In Federal Home Loan Bank of Chicago v. Bank of America Funding Corp., et al. (Case No. 10CH45033), pending in the Circuit Court of Cook County, Illinois, the court denied the defendants’ motion to dismiss the corrected amended complaint in September 2012.

Captive Mortgage Reinsurance Litigation

In September 2012, the plaintiffs filed an amended complaint in White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928), pending in the United States District Court for the Eastern District of Pennsylvania.

Weavering Macro Fixed Income Fund

The Supreme Court of Ireland has scheduled the hearing on the motion to stay the modular trial pending in the High Court, Dublin, Ireland and the appeal of the judgment of the High Court ordering that trial for November 2012.

False Claims Act Lawsuit

In October 2012, the United States provided its consent to the settlement agreed to by PNC Bank and the plaintiffs in United States ex rel. Bibby & Donnelly v. Wells Fargo, et al. (1:06-CV-0547-AT), pending in the United States District Court for the Northern District of Georgia. PNC Bank had previously entered into final settlement agreements with the plaintiffs. PNC expects the settlement to become final in the fourth quarter of 2012, subject to receipt of a court approval. The amount of the settlement had been previously fully reserved.

Other Regulatory and Governmental Inquiries

PNC is the subject of investigations, audits and other forms of regulatory and governmental inquiry covering a broad range of issues in our banking, securities and other financial services businesses, in some cases as part of reviews of specified activities at multiple industry participants. Over the last few years, we have experienced an increase in regulatory and governmental investigations, audits and other inquiries. Areas of current regulatory or governmental inquiry with respect to PNC include consumer financial protection, fair lending, mortgage origination and servicing, mortgage-related insurance and reinsurance, municipal finance activities, and participation in government insurance or guarantee programs, some of which are described below. These inquiries, including those described in Prior Disclosure, may lead to administrative, civil or criminal proceedings, and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs.

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

NOTE 18 COMMITMENTS AND GUARANTEES

Equity Funding and Other Commitments

Our unfunded commitments at September 30, 2012 included private equity investments of $201 million, and other investments of $4 million.

160    The PNC Financial Services Group, Inc. – Form 10-Q

Standby Letters of Credit

We issue standby letters of credit and have risk participations in standby letters of credit and bankers’ acceptances issued by other financial institutions, in each case to support obligations of our customers to third parties, such as remarketing programs for customers’ variable rate demand notes. Net outstanding standby letters of credit and internal credit ratings were as follows:

Table 130: Net Outstanding Standby Letters of Credit

Dollars in billions	September 30 2012	December 31 2011
Net outstanding standby letters of credit	$11.4	$10.8
Internal credit ratings (as a percentage of portfolio):
Pass (a)	95%	94%
Below pass (b)	5%	6%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on September 30, 2012 had terms ranging from less than 1 year to 6 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $14.8 billion at September 30, 2012, of which $7.5 billion support remarketing programs.

As of September 30, 2012, assets of $1.7 billion secured certain specifically identified standby letters of credit. Recourse provisions from third parties of $3.4 billion were also available for this purpose as of September 30, 2012. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $258 million at September 30, 2012.

Standby Bond Purchase Agreements and Other Liquidity Facilities

We enter into standby bond purchase agreements to support municipal bond obligations. At September 30, 2012, the aggregate of our commitments under these facilities was $625 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At September 30, 2012, our total commitments under these facilities were $145 million.

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

We engage in certain insurance activities that require our employees to be bonded. We satisfy this bonding requirement by issuing letters of credit, which were insignificant in amount at September 30, 2012.

In the ordinary course of business, we enter into contracts with third parties under which the third parties provide services on behalf of PNC. In many of these contracts, we agree to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined.

The PNC Financial Services Group, Inc. – Form 10-Q    161

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first nine months of 2012. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

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

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At September 30, 2012 and December 31, 2011, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.9 billion and $13.0 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.9 billion at September 30, 2012 and $4.0 billion at December 31, 2011.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $43 million and $47 million as of September 30, 2012 and December 31, 2011, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. The comparable reserve as of September 30, 2011 was $49 million. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

162    The PNC Financial Services Group, Inc. – Form 10-Q

Table 131: Analysis of Commercial Mortgage Recourse Obligations

In millions	2012	2011
January 1	$47	$54
Reserve adjustments, net	4	2
Losses - loan repurchases and settlements	(8)	(7)
September 30	$43	$49

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At September 30, 2012 and December 31, 2011, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $483 million and $130 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during the first nine months of 2012 and 2011 follows:

The PNC Financial Services Group, Inc. – Form 10-Q    163

Table 132: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2012			2011
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$83	$47	$130	$144	$150	$294
Reserve adjustments, net	32	12	44	14		14
RBC Bank (USA) acquisition	26		26
Losses – loan repurchases and settlements	(40)	(8)	(48)	(34)	(22)	(56)
March 31	$101	$51	$152	$124	$128	$252
Reserve adjustments, net	438	15	453	21	3	24
Losses – loan repurchases and settlements	(77)	(5)	(82)	(50)	(76)	(126)
June 30	$462	$61	$523	$95	$55	$150
Reserve adjustments, net	37	4	41	31		31
Losses – loan repurchases and settlements	(78)	(3)	(81)	(41)	(4)	(45)
September 30	$421	$62	$483	$85	$51	$136
(a)	Repurchase obligation associated with sold loan portfolios of $111.0 billion and $126.7 billion at September 30, 2012 and September 30, 2011, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $4.3 billion and $4.6 billion at September 30, 2012 and September 30, 2011, respectively. PNC is no longer engaged in the brokered home equity business, which was acquired with National City.

Management believes our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of September 30, 2012 and 2011. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices, and other economic conditions. At September 30, 2012, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $324 million for our portfolio of residential mortgage loans sold. At September 30, 2012, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

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

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard, and borrower and lender paid mortgage insurance with an aggregate maximum exposure up to the specified limits for all reinsurance contracts as follows:

Table 133: Reinsurance Agreements Exposure (a)

In millions	September 30 2012	December 31 2011
Accidental Death & Dismemberment	$2,094	$2,255
Credit Life, Accident & Health	841	951
Lender Placed Hazard (b)	2,795	2,899
Borrower and Lender Paid Mortgage Insurance	239	327
Maximum Exposure	$5,969	$6,432
Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	3%	4%
Quota Share	97%	96%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$840	$950
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.

164    The PNC Financial Services Group, Inc. – Form 10-Q

A rollforward of the reinsurance reserves for probable losses for the first nine months of 2012 and 2011 follows:

Table 134: Reinsurance Reserves – Rollforward

In millions	2012	2011
January 1	$82	$150
Paid Losses	(51)	(94)
Net Provision	33	28
September 30	$64	$84

There were no changes to the terms of existing agreements, nor were any new relationships entered into or existing relationships exited.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At September 30, 2012, the reasonably possible loss above our accrual was not material.

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

Results of individual businesses are presented based on our internal management reporting practices. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of our individual businesses are not necessarily comparable with similar information for any other company. We periodically refine our internal methodologies as management reporting practices are enhanced. To the extent practicable, retrospective application of new methodologies is made to prior period reportable business segment results and disclosures to create comparability to the current period presentation to reflect any such refinements.

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

We have allocated the allowances for loan and lease losses and for unfunded loan commitments and letters of credit based on our assessment of risk in each business segment’s loan portfolio. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services. During the third quarter of 2012, enhancements were made to certain processes and assumptions used to estimate our ALLL. Specifically, PNC increased the amount of internally observed data used in estimating commercial lending PDs and LGDs. Prior periods are not presented on a comparable basis as it is not practicable to do so.

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

The PNC Financial Services Group, Inc. – Form 10-Q    165

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

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include financial and retirement planning, customized investment management, private banking, tailored credit solutions and trust management and administration for individuals and their families. Institutional asset management provides investment management, custody, and retirement administration services. The institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments primarily located in our geographic footprint.

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

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. BlackRock provides diversified investment management services to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution. At September 30, 2012, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $169 million and $160 million during the nine months ended September 30, 2012 and September 30, 2011, respectively.

Non-Strategic Assets Portfolio (formerly, Distressed Assets Portfolio) includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and a small commercial loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

166    The PNC Financial Services Group, Inc. – Form 10-Q

Table 135: Results Of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2012
Income Statement
Net interest income	$1,076	$992	$73	$52		$195	$11	$2,399
Noninterest income	588	397	170	232	$139	9	154	1,689
Total revenue	1,664	1,389	243	284	139	204	165	4,088
Provision for credit losses (benefit)	220	(61)	4	2		61	2	228
Depreciation and amortization	49	40	11	3			79	182
Other noninterest expense	1,091	480	169	223		79	426	2,468
Income (loss) before income taxes and noncontrolling interests	304	930	59	56	139	64	(342)	1,210
Income taxes (benefit)	112	323	22	20	34	24	(250)	285
Net income (loss)	$192	$607	$37	$36	$105	$40	$(92)	$925
Inter-segment revenue	$1	$5	$3	$2	$4	$(3)	$(12)
Average Assets (a)	$73,290	$106,923	$6,771	$11,501	$5,727	$12,017	$83,913	$300,142
2011
Income Statement
Net interest income	$956	$879	$69	$46		$228	$(3)	$2,175
Noninterest income	467	251	159	208	$122	10	152	1,369
Total revenue	1,423	1,130	228	254	122	238	149	3,544
Provision for credit losses (benefit)	206	11	(10)	15		45	(6)	261
Depreciation and amortization	47	30	10	2			71	160
Other noninterest expense	979	418	165	201		47	170	1,980
Income (loss) before income taxes and noncontrolling interests	191	671	63	36	122	146	(86)	1,143
Income taxes (benefit)	70	234	23	13	30	53	(114)	309
Net income	$121	$437	$40	$23	$92	$93	$28	$834
Inter-segment revenue		$8	$4	$2	$4	$(2)	$(16)
Average Assets (a)	$66,158	$81,899	$6,664	$10,877	$5,441	$12,715	$83,097	$266,851

The PNC Financial Services Group, Inc. – Form 10-Q    167

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2012
Income Statement
Net interest income	$3,234	$2,967	$223	$156		$633	$3	$7,216
Noninterest income	1,416	1,079	503	312	$366	(8)	559	4,227
Total revenue	4,650	4,046	726	468	366	625	562	11,443
Provision for credit losses (benefit)	520	(9)	13	(7)		129	23	669
Depreciation and amortization	143	106	31	8			238	526
Other noninterest expense	3,237	1,373	506	651		214	1,246	7,227
Income (loss) before income taxes and noncontrolling interests	750	2,576	176	(184)	366	282	(945)	3,021
Income taxes (benefit)	275	897	65	(68)	83	104	(617)	739
Net income (loss)	$475	$1,679	$111	$(116)	$283	$178	$(328)	$2,282
Inter-segment revenue	$1	$23	$9	$6	$11	$(8)	$(42)
Average Assets (a)	$72,048	$100,907	$6,666	$11,663	$5,727	$12,276	$83,352	$292,639
2011
Income Statement
Net interest income	$2,833	$2,542	$207	$149		$721	$49	$6,501
Noninterest income	1,362	874	488	583	$351	32	586	4,276
Total revenue	4,195	3,416	695	732	351	753	635	10,777
Provision for credit losses (benefit)	662	12	(34)	15		278	29	962
Depreciation and amortization	140	108	30	7			209	494
Other noninterest expense	2,907	1,229	473	473		156	654	5,892
Income (loss) before income taxes and noncontrolling interests	486	2,067	226	237	351	319	(257)	3,429
Income taxes (benefit)	177	724	83	87	80	117	(417)	851
Net income	$309	$1,343	$143	$150	$271	$202	$160	$2,578
Inter-segment revenue	$1	$17	$10	$6	$12	$(7)	$(39)
Average Assets (a)	$66,193	$79,315	$6,744	$11,103	$5,441	$13,392	$81,331	$263,519
(a)	Period-end balances for BlackRock.

NOTE 20 SUBSEQUENT EVENTS

On October 22, 2012, PNC Bank, N.A. issued $1.0 billion of subordinated notes with a maturity date of November 1, 2022. Interest is payable semi-annually, at a fixed rate of 2.70%, on May 1 and November 1 of each year, beginning on May 1, 2013.

Effective October 26, 2012, PNC divested certain deposits and assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition, to Union Bank, N.A. Smartstreet is a nationwide business focused on homeowner or community association managers and had approximately $1 billion of assets and deposits as of September 30, 2012. Upon recording of the sale transaction in the fourth quarter of 2012, the gain on sale will be immaterial and we will reduce goodwill and core deposit intangibles by approximately $46 million and $13 million, respectively, and record accrued taxes payable of approximately $32 million.

Our outstanding trust preferred securities at September 30, 2012 included $500.0 million of 12% Fixed-to-Floating Rate Normal APEX (the “Normal APEX”) issued by the National City Preferred Capital Trust I (the “Trust”). As contractually obligated under the terms of the Normal APEX, on November 1, 2012, PNC remarketed $500.1 million of its Remarketable 8.729%

Junior Subordinated Notes due 2043 (the “Subordinated Notes”) owned by the Trust, with the Trust selling the Subordinated Notes and PNC exchanging, with the purchasers of the Subordinated Notes, $500.1 million of its parent company Senior Notes due November 9, 2022 ( the “Senior Notes”) for the Subordinated Notes. The Senior Notes bear interest at 8.729% from and including June 10, 2012, to but excluding November 9, 2012 and thereafter at 2.854% per annum. The purchasers have commenced a secondary public offering of the Senior Notes. The remarketing, secondary offering and related transactions are expected to close on November 9, 2012, subject to customary closing conditions.

Contingent upon this closing, the proceeds of the remarketing will be used by the Trust to purchase $500.1 million of PNC’s Non-Cumulative Perpetual Preferred Stock, Series M (the “Preferred Stock”) on December 10, 2012 as required under a stock purchase agreement between PNC and the Trust. PNC intends to redeem all $500.1 million of the Preferred Stock from the Trust immediately upon its issuance, and the Trust will in turn redeem all $500.0 million outstanding Normal APEX and $0.1 million Common Securities of the Trust. PNC has submitted redemption notices to the Property Trustee and has instructed the Property Trustee to issue the redemption notices to the holders of the Preferred Stock, Normal APEX

168    The PNC Financial Services Group, Inc. – Form 10-Q

and Common Securities on November 9, 2012, contingent upon the settlement of the secondary offering and related transactions described above on that day. After the closing of these transactions, including the redemption of the Normal APEX, only the Senior Notes due November 9, 2022 will remain outstanding.

The PNC Financial Services Group, Inc. – Form 10-Q    169

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	Nine months ended September 30
	2012			2011
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$26,847	$627	3.11%	$25,960	$694	3.57%
Non-agency	6,594	265	5.37	7,600	301	5.28
Commercial mortgage-backed	3,685	121	4.37	3,401	118	4.62
Asset-backed	5,087	79	2.07	3,257	61	2.49
US Treasury and government agencies	2,729	43	2.05	4,622	91	2.63
State and municipal	1,882	68	4.78	2,081	71	4.53
Other debt	3,073	61	2.65	3,558	68	2.54
Corporate stocks and other	351		.09	422		.05
Total securities available for sale	50,248	1,264	3.35	50,901	1,404	3.68
Securities held to maturity
Residential mortgage-backed	4,438	120	3.59	1,671	43	3.47
Commercial mortgage-backed	4,396	150	4.55	4,326	165	5.09
Asset-backed	956	14	1.99	2,198	37	2.23
US Treasury and government agencies	225	6	3.79	42	1	4.25
State and municipal	671	21	4.19	136	5	4.46
Other	359	8	2.84	173	4	2.85
Total securities held to maturity	11,045	319	3.85	8,546	255	3.98
Total investment securities	61,293	1,583	3.44	59,447	1,659	3.72
Loans
Commercial	75,237	2,588	4.52	58,074	2,169	4.92
Commercial real estate	17,927	739	5.42	16,886	656	5.12
Equipment lease financing	6,580	233	4.71	6,215	233	5.01
Consumer	59,188	2,079	4.69	54,370	1,999	4.92
Residential real estate	15,478	627	5.40	15,075	689	6.09
Total loans	174,410	6,266	4.76	150,620	5,746	5.06
Loans held for sale	2,961	127	5.73	2,801	153	7.31
Federal funds sold and resale agreements	1,696	18	1.43	2,385	25	1.36
Other	6,485	171	3.53	7,717	153	2.63
Total interest-earning assets/interest income	246,845	8,165	4.39	222,970	7,736	4.61
Noninterest-earning assets:
Allowance for loan and lease losses	(4,214)			(4,717)
Cash and due from banks	3,793			3,457
Other	46,215			41,809
Total assets	$292,639			$263,519
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$65,240	105	.21	$58,721	146	.33
Demand	33,577	10	.04	26,965	19	.10
Savings	9,754	7	.10	8,063	12	.19
Retail certificates of deposit	27,353	155	.76	35,061	338	1.29
Time deposits in foreign offices and other time	3,348	12	.45	2,796	14	.65
Total interest-bearing deposits	139,272	289	.28	131,606	529	.54
Borrowed funds
Federal funds purchased and repurchase agreements	4,716	7	.21	4,723	6	.16
Federal Home Loan Bank borrowings	9,946	56	.74	5,041	39	1.01
Bank notes and senior debt	10,468	185	2.32	11,115	189	2.25
Subordinated debt	7,137	261	4.87	9,104	352	5.16
Commercial paper	8,152	16	.27	3,135	6	.27
Other	1,943	33	2.23	2,630	38	1.89
Total borrowed funds	42,362	558	1.74	35,748	630	2.34
Total interest-bearing liabilities/interest expense	181,634	847	.62	167,354	1,159	.92
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	60,295			50,279
Allowance for unfunded loan commitments and letters of credit	236			198
Accrued expenses and other liabilities	11,052			11,007
Equity	39,422			34,681
Total liabilities and equity	$292,639			$263,519
Interest rate spread			3.77			3.69
Impact of noninterest-bearing sources			.16			.23
Net interest income/margin		$7,318	3.93%		$6,577	3.92%

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

170    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Third Quarter 2012			Second Quarter 2012			Third Quarter 2011
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$26,546	$201	3.03%	$26,968	$214	3.17%	$22,822	$190	3.34%
6,490	82	5.08	6,716	94	5.63	7,135	91	5.13
3,720	40	4.29	3,561	39	4.41	3,623	40	4.41
5,525	29	2.09	5,401	26	1.91	3,817	23	2.38
2,516	14	2.08	2,549	15	2.33	3,699	28	3.01
1,972	23	4.62	1,902	22	4.63	1,929	21	4.27
3,045	22	2.85	3,178	20	2.56	3,113	19	2.42
390		.12	317		.11	449		.04
50,204	411	3.27	50,592	430	3.40	46,587	412	3.54

4,480	40	3.50	4,259	39	3.70	3,840	32	3.45
4,180	46	4.46	4,376	51	4.56	4,520	56	4.95
825	5	2.61	874	4	1.83	1,863	9	1.87
227	2	3.81	225	2	3.79	124	1	4.29
671	7	4.18	671	7	4.20	389	5	4.48
357	3	2.82	359	2	2.89	365	3	2.83
10,740	103	3.83	10,764	105	3.90	11,101	106	3.82
60,944	514	3.37	61,356	535	3.49	57,688	518	3.59

79,250	872	4.30	77,131	927	4.75	59,951	744	4.86
18,514	249	5.26	18,440	270	5.78	16,347	219	5.25
6,774	76	4.45	6,586	81	4.96	6,150	79	5.11
60,570	705	4.63	59,832	695	4.67	54,632	664	4.82
15,575	202	5.18	15,932	216	5.44	14,717	217	5.90
180,683	2,104	4.59	177,921	2,189	4.90	151,797	1,923	5.00
2,956	32	4.34	3,016	45	6.00	2,497	46	7.31
1,601	5	1.22	1,666	6	1.45	2,030	8	1.55
6,422	51	3.27	6,173	56	3.62	10,060	62	2.43
252,606	2,706	4.24	250,132	2,831	4.51	224,072	2,557	4.52

(4,152)			(4,176)			(4,592)
3,907			3,694			3,544
47,781			46,501			43,827
$300,142			$296,151			$266,851

$67,628	36	.21	$66,902	34	.21	$59,009	46	.31
34,733	3	.04	34,388	4	.04	27,654	5	.08
10,066	2	.09	10,008	2	.10	8,305	5	.19
25,695	58	.90	27,373	39	.57	33,607	107	1.26
3,230	4	.38	3,577	4	.49	2,191	4	.72
141,352	103	.29	142,248	83	.24	130,766	167	.51

4,659	2	.19	4,937	3	.21	3,685	2	.15
10,626	19	.69	10,238	19	.74	5,015	13	.99
9,657	53	2.16	10,618	62	2.30	10,480	53	2.01
6,408	76	4.71	7,293	87	4.77	8,982	107	4.76
10,518	7	.28	8,229	5	.26	3,428	2	.23
1,868	11	2.43	1,809	11	2.25	2,308	11	1.95
43,736	168	1.53	43,124	187	1.72	33,898	188	2.20
185,088	271	.58	185,372	270	.58	164,664	355	.86

62,483			60,478			53,300
225			243			202
11,590			10,375			12,478
40,756			39,683			36,207
$300,142			$296,151			$266,851
		3.66			3.93			3.66
		.16			.15			.23
	$2,435	3.82%		$2,561	4.08%		$2,202	3.89%
Loan fees for the nine months ended September 30, 2012 and September 30, 2011 were $160 million and $129 million, respectively. Loan fees for the three months ended September 30, 2012, June 30, 2012, and September 30, 2011 were $55 million, $56 million, and $44 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the nine months ended September 30, 2012 and September 30, 2011 were $102 million and $76 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended September 30, 2012, June 30, 2012, and September 30, 2011 were $36 million, $35 million, and $27 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    171

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 17 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

The disclosure in this item updates the risk factors set forth in Part I, Item 1A Risk Factors in PNC’s 2011 Form 10-K by replacing the risk factor set forth under the caption “Our information systems may experience interruptions or breaches in security” in its entirety. In general, these risk factors, including the updated risk factor set forth below, may present the risk of a material impact on our results of operations or financial condition, in addition to the other possible consequences described in the risk factors. These risk factors are also discussed further in other parts of our 2011 Form 10-K and this Report.

Our information systems may experience interruptions or breaches in security

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in disruptions to our accounting, deposit, loan and other systems, and adversely affect our customer relationships. While we have policies, procedures and systems designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.

Recently, there has been a well-publicized series of apparently related denial of service attacks on large financial services companies, including PNC. In a denial of service attack, hackers flood commercial websites with extraordinarily high volumes of traffic, with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. The recent attacks against PNC resulted in temporary disruptions in customers’ ability to access the corporate website and to perform on-line banking transactions, although no customer data was lost or compromised.

As a result of the importance of communications and information systems to our business, we could also be adversely affected if attacks affecting third party providers of our communications and information systems infrastructure impair our ability to process transactions and communicate with customers and counterparties. Furthermore, even if not directed at PNC specifically, attacks on other large financial institutions could disrupt the overall functioning of the financial system to the detriment of other financial institutions, including PNC.

In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions or with respect to financial transactions, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

Because the techniques used to attack financial services company communications and information systems change frequently (and generally increasing in sophistication), often are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Despite temporary disruptions in our ability to provide products and services to our customers, to date these efforts have not had a material impact on PNC. Nonetheless, the occurrence of any such failure, interruption or security breach of our systems, particularly if widespread or resulting in financial losses to our customers, could damage the reputation of PNC or the financial services industry generally, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability. In addition, the increasing prevalence of cyberattacks and other efforts to breach or disrupt our systems has led, and we expect will continue to lead, to increased costs to PNC with respect to prevention and mitigation of these risks, as well as costs reimbursing customers for losses suffered as a result of these actions.

172    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the third quarter of 2012 are included in the following table:

In thousands, except per share data

2012 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 - 31	204	$61.69	201	23,659
August 1 - 31	15	$61.31		23,659
September 1 - 30	1,130	$65.35	1,107	22,552
Total	1,349	$64.75	1,308
(a)	Includes PNC common stock purchased under the program referred to in note (b) to this table and PNC common stock purchased in connection with our various employee benefit plans. Effective January 2011, employer matching contributions to the PNC Incentive Savings Plan were no longer made in PNC common stock, but rather in cash. Note 14 Employee Benefit Plans and Note 15 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2011 Annual Report on Form 10-K as amended by Amendment No. 1 on Form 10-K/A (2011 10-K) include additional information regarding our employee benefit plans that use PNC common stock.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the impact of the Federal Reserve’s supervisory assessment of capital adequacy program.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

3.5 and 4.25	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q Incorporated by reference to Exhibit 3.1 of PNC’s Current Report on Form 8-K filed September 21, 2012

10.81

Fourth Amendment to Share Surrender Agreement made and entered into as of August 7, 2012 by and between PNC, BlackRock, Inc. and PNC Bancorp, Inc.

Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of BlackRock, Inc. (SEC File No. 001-33099) for the quarter ended June 30, 2012

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 8, 2012 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    173

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

Starting in 2013, PNC will be required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory hypothetical severely adverse economic scenarios in March 2013 and PNC’s hypothetical severely adverse economic scenarios in September 2013, as well as its capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. Under these regulations, PNC may be able to satisfy at least a portion of these requirements through postings on its website, and PNC may elect to do so without also providing disclosure of this information through filings with the Securities and Exchange Commission.

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

174    The PNC Financial Services Group, Inc. – Form 10-Q

COMMON STOCK PRICES/DIVIDENDS DECLARED The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared (a)
2012 Quarter
First	$64.79	$56.88	$64.49	$.35
Second	67.89	55.60	61.11	.40
Third	67.04	56.76	63.10	.40
Total				$1.15
2011 Quarter
First	$65.19	$59.67	$62.99	$.10
Second	64.37	55.56	59.61	.35
Third	61.21	42.70	48.19	.35
Fourth	58.70	44.74	57.67	.35
Total				$1.15
(a)	Our Board approved a fourth quarter 2012 cash dividend of $.40 per common share, which was payable on November 5, 2012.

DIVIDEND POLICY Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations, including the impact of the Federal Reserve’s supervisory assessment of capital adequacy program).

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of our common and preferred Series B stock to conveniently purchase additional shares of common stock. You can obtain a prospectus and enrollment form by contacting Shareholder Services at 800-982-7652.

REGISTRAR AND STOCK TRANSFER AGENT

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

The PNC Financial Services Group, Inc. – Form 10-Q    175