Form 10-K
period 2012-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2013-03-01
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

Commission file number 001-09718

THE PNC FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1435979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PNC Plaza

249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code - (412) 762-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $5.00	New York Stock Exchange
Depositary Shares Each Representing 1/4,000 Interest in a Share of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L, par value $1.00	New York Stock Exchange
Depositary Shares Each Representing a 1/4,000 Interest in a Share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P	New York Stock Exchange
Depositary Shares Each Representing a 1/4,000 Interest in a Share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q	New York Stock Exchange
Warrants (expiring December 31, 2018) to purchase Common Stock	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2012, determined using the per share closing price on that date on the New York Stock Exchange of $61.11, was approximately $32.2 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant’s common stock outstanding at February 15, 2013: 528,435,413

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2013 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2012 Form 10-K

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2012 Form 10-K (continued)

TABLE OF CONTENTS (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2012 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2012 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2012 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

PART I

Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. (PNC or the Corporation) has made and may continue to make written or oral forward-looking statements regarding our outlook for earnings, revenues, expenses, capital levels and ratios, liquidity levels, asset levels, asset quality, financial position and other matters regarding or affecting PNC and its future business and operations or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the Report or Form 10-K) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Risk Management, Critical Accounting Estimates And Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7, and Note 23 Legal Proceedings and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

ITEM 1 – BUSINESS

BUSINESS OVERVIEW

Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial services companies in the United States. We have businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of our products and services nationally, as well as products and services in our primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Alabama, Virginia, Georgia, Missouri, Wisconsin and South Carolina. We also provide certain products and services internationally. At December 31, 2012, our consolidated total assets, total deposits and total shareholders’ equity were $305.1 billion, $213.1 billion and $39.0 billion, respectively.

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

RBC BANK (USA) ACQUISITION

On March 2, 2012, we acquired 100% of the issued and outstanding common stock of RBC Bank (USA), the U.S. retail banking subsidiary of Royal Bank of Canada. As part of the acquisition, PNC also purchased a credit card portfolio from RBC Bank (Georgia), National Association. PNC paid $3.6 billion in cash as the consideration for the acquisition of both RBC Bank (USA) and the credit card portfolio. The transaction added approximately $18.1 billion in deposits, $14.5 billion of loans and $1.1 billion of goodwill and intangible assets to PNC’s Consolidated Balance Sheet. Our Consolidated Income Statement includes the impact of business activity associated with the RBC Bank (USA) acquisition subsequent to March 2, 2012.

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

SALE OF SMARTSTREET

Effective October 26, 2012, PNC divested certain deposits and assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition, to Union Bank, N.A. Smartstreet is a nationwide business focused on homeowner or community association managers and had approximately $1 billion of assets and deposits as of September 30, 2012. The gain on sale was immaterial and we reduced goodwill and core deposit intangibles of $46 million and $13 million, respectively.

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

REVIEW OF BUSINESS SEGMENTS

In addition to the following information relating to our lines of business, we incorporate the information under the captions Business Segment Highlights, Product Revenue, and Business Segments Review in Item 7 of this Report here by reference. Also, we include the financial and other information by business in Note 26 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented. Business segment results for periods prior to 2012 have been reclassified to reflect current methodologies and current business and management structure and to present those periods on the

The PNC Financial Services Group, Inc. – Form 10-K    1

same basis. Business segment information does not include PNC Global Investment Servicing Inc. (GIS). Results of operations of GIS through June 30, 2010 and the related after-tax gain on its sale in the third quarter of 2010 are reflected in discontinued operations.

Retail Banking provides deposit, lending, brokerage, investment management and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, call centers, online banking and mobile channels. The branch network is principally located in our primary geographical markets.

Our core strategy is to acquire and retain customers who maintain their primary checking and transaction relationships with PNC. We also seek revenue growth by deepening our share of our customers’ financial assets, including savings and liquidity deposits, loans and investable assets, including retirement assets. A key element of our strategy is to expand the use of lower-cost alternative distribution channels while continuing to optimize the traditional branch network. In addition, we have a disciplined process to continually improve the engagement of both our employees and customers, which is a strong indicator of customer growth, retention and relationship expansion.

Corporate & Institutional Banking provides lending, treasury management and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, our multi-seller conduit, securities underwriting and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, and real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets, with certain products and services offered nationally and internationally.

Corporate & Institutional Banking is focused on becoming a premier provider of financial services in each of the markets it serves. The value proposition to our customers is driven by providing a broad range of competitive and high quality products and services by a team fully committed to delivering the comprehensive resources of PNC to help each client succeed. Corporate & Institutional Banking’s primary goals are to achieve market share growth and enhanced returns by means of expansion and retention of customer relationships and prudent risk and expense management.

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions and trust management and administration for individuals and their families. Institutional asset management provides investment management, custody and retirement administration services. Institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments, primarily located in our geographic footprint.

Asset Management Group is focused on being one of the premier bank-held individual and institutional asset managers in each of the markets it serves. The business seeks to deliver high quality banking advice and trust and investment management services to our high net worth, ultra high net worth and institutional client sectors through a broad array of products and services. Asset Management Group’s primary goals are to service our clients, grow the business and deliver solid financial performance with prudent risk and expense management.

Residential Mortgage Banking directly originates primarily first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint, and also originates loans through majority owned affiliates. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and sold, servicing retained, to secondary mortgage conduits of Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal Home Loan Banks and third-party investors, or are securitized and issued under the Government National Mortgage Association (GNMA) program, as described in more detail in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in Item 8 of this Report and included here by reference. The mortgage servicing operation performs all functions related to servicing mortgage loans, primarily those in first lien position, for various investors and for loans owned by PNC. Certain loan applications are brokered by majority owned affiliates to others.

Residential Mortgage Banking is focused on adding value to the PNC franchise by building stronger customer relationships, providing quality investment loans, and delivering acceptable returns consistent with a moderate risk philosophy. Our national distribution capability provides volume that drives economies of scale, risk dispersion, and cost-effective extension of the retail banking footprint for cross-selling opportunities.

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. BlackRock provides diversified investment

2    The PNC Financial Services Group, Inc. – Form 10-K

management services to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (ETFs), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC).

Non-Strategic Assets Portfolio (formerly, Distressed Assets Portfolio) includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and a small commercial loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

SUBSIDIARIES

Our corporate legal structure at December 31, 2012 consisted of one domestic subsidiary bank, including its subsidiaries, and approximately 141 active non-bank subsidiaries. Our bank subsidiary is PNC Bank, National Association (PNC Bank, N.A.), headquartered in Pittsburgh, Pennsylvania. For additional information on our subsidiaries, see Exhibit 21 to this Report.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	237 – 238
Analysis Of Year-To-Year Changes In Net Interest Income	239
Book Values Of Securities	46 – 49 and 165 – 171
Maturities And Weighted-Average Yield Of Securities	170 – 171
Loan Types	42 – 45, 145 and 240
Selected Loan Maturities And Interest Sensitivity	242
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	85 – 95, 130 – 131, 146 – 158 and 240 – 241
Potential Problem Loans And Loans Held For Sale	49 – 50 and 86 – 97
Summary Of Loan Loss Experience	95 – 97, 146 – 158, 162 – 164 and 241
Assignment Of Allowance For Loan And Lease Losses	95 – 97 and 242
Average Amount And Average Rate Paid On Deposits	237 – 238
Time Deposits Of $100,000 Or More	191 and 242
Selected Consolidated Financial Data	29 – 30
Short-term borrowings – not included as average balances during 2012, 2011, and 2010 were less than 30% of total shareholders’ equity at the end of each period.

EUROPEAN EXPOSURE

For information regarding our exposure to European entities at December 31, 2012 and December 31, 2011, see the European Exposure section included in Item 7 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K    3

SUPERVISION AND REGULATION

OVERVIEW

PNC is a bank holding company registered under the Bank Holding Company Act of 1956 as amended (BHC Act) and a financial holding company under the Gramm-Leach-Bliley Act (GLB Act).

We are subject to numerous governmental regulations, some of which are highlighted below. See Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, for additional information regarding our regulatory matters. Applicable laws and regulations restrict our permissible activities and investments and require compliance with protections for loan, deposit, brokerage, fiduciary, investment management and other customers, among other things. They also restrict our ability to repurchase stock or pay dividends, or to receive dividends from our bank subsidiary, and impose capital adequacy requirements. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions.

In addition, we are subject to comprehensive examination and supervision by, among other regulatory bodies, the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC), which result in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of our businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The results of examination activity by any of our federal bank regulators potentially can result in the imposition of significant limitations on our activities and growth. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the relevant agency determines, among other things, that such operations are conducted in an unsafe or unsound manner, fail to comply with applicable law or are otherwise inconsistent with the regulations or supervisory policies of the agency. This supervisory framework could materially impact the conduct, growth and profitability of our operations.

The Consumer Financial Protection Bureau (CFPB), a new agency established by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), is responsible for examining PNC Bank, N.A. and its affiliates (including PNC) for compliance with most consumer financial protection laws and for enforcing such laws with respect to PNC Bank, N.A. and its affiliates. This authority previously was exercised by the OCC and the Federal Reserve. The CFPB also now has authority for prescribing rules governing the provision of consumer financial products and services such as credit cards, student and other loans, deposits and residential mortgages. The agency has issued final regulations that impose broad new requirements relating to our mortgage origination activities and the servicing activities we perform for residential mortgage loans. These regulations include a requirement that residential mortgage lenders, like PNC Bank, make a “good faith and reasonable determination” at or before the time of consummation of a residential mortgage loan that the prospective borrower has a reasonable ability to repay that loan. The new regulations also include broad new requirements applicable to servicers of residential mortgage loans, like PNC, which include provisions requiring policies and procedures relating to how servicers respond to and manage loans of borrowers who are in default. Most of these regulations are scheduled to take effect in January of 2014. In addition, the CFPB is now considering additional regulations that will modify the application and closing disclosures that must be provided to borrowers in connection with residential mortgage loans.

As a result of Dodd-Frank, after July 21, 2011, subsidiaries of PNC Bank, N.A. are subject to state law and regulation to the same extent as if they were not subsidiaries of a national bank. Additionally, based on Dodd-Frank, state authorities may assert that certain state consumer financial laws that provide different requirements or limitations than Federal law may apply to national banks, including PNC Bank, N.A. Such state laws may be preempted if they meet certain standards set forth in Dodd-Frank or other applicable law. We expect to experience an increase in regulation of our Retail Banking, Asset Management Group and Residential Mortgage Banking businesses and additional compliance obligations, revenue and cost impacts.

We also are subject to regulation by the SEC by virtue of our status as a public company and by the SEC and the Commodity Futures Trading Commission (CFTC) due to the nature of some of our businesses. Our banking and securities businesses with operations outside the United States, including those conducted by BlackRock, are also subject to regulation by appropriate authorities in the foreign jurisdictions in which they do business.

As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the operation and growth of our businesses. The Federal Reserve, OCC, CFPB, SEC, CFTC and other domestic and foreign regulators have broad enforcement powers, and certain of the regulators have the power to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses or assets and deposits, or reconfigure existing operations.

We anticipate new legislative and regulatory initiatives over the next several years, focused specifically on banking and other financial services in which we are engaged. These initiatives would be in addition to the actions already taken by Congress and the regulators, including the Credit Card Accountability, Responsibility, and Disclosure Act of 2009

4    The PNC Financial Services Group, Inc. – Form 10-K

(Credit CARD Act), the Secure and Fair Enforcement for Mortgage Licensing Act (the SAFE Act), and Dodd-Frank, as well as changes to the regulations implementing the Real Estate Settlement Procedures Act, the Federal Truth in Lending Act, and the Electronic Fund Transfer Act, including the new rules set forth in Regulation E related to overdraft charges.

Dodd-Frank, which was signed into law on July 21, 2010, comprehensively reforms the regulation of financial institutions, products and services. Dodd-Frank requires various federal regulatory agencies to implement numerous new rules and regulations. Because the federal agencies are granted broad discretion in drafting these rules and regulations, and many implementing rules either have not yet been issued or have only been issued in proposed form, many of the details and much of the impact of Dodd-Frank may not be known for many months or years. Among other things, Dodd-Frank provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 regulatory capital; requires that deposit insurance assessments be calculated based on an insured depository institution’s assets rather than its insured deposits; raises the minimum Designated Reserve Ratio (the balance in the Deposit Insurance Fund divided by estimated insured deposits) to 1.35%; establishes a comprehensive regulatory regime for the derivatives activities of financial institutions; limits proprietary trading and owning or sponsoring hedge funds and private equity funds by banking entities; requires the Federal Reserve to establish a variety of enhanced prudential standards for bank holding companies with $50 billion or more in total assets; places limitations on the interchange fees charged for debit card transactions; and establishes new minimum mortgage underwriting standards for residential mortgages.

Dodd-Frank established the 10-member inter-agency Financial Stability Oversight Council (FSOC), which is charged with identifying systemic risks and strengthening the regulation of financial holding companies and certain non-bank companies deemed to be “systemically important” and could, in extraordinary cases and in conjunction with the Federal Reserve, break up financial firms that are deemed to present a grave threat to the financial stability of the United States. Dodd-Frank also requires the Federal Reserve to establish prudential standards for bank holding companies with total consolidated assets equal to or greater than $50 billion that are more stringent than the standards and requirements applicable to bank holding companies with assets below this threshold, and that increase in stringency for bank holding companies that present heightened risk to the financial system. Additional information concerning these enhanced prudential standards is provided in Item 1A – Risk Factors of this Report. The FSOC may make recommendations to the Federal Reserve concerning the establishment and refinement of these prudential standards and reporting and disclosure requirements.

Legislative and regulatory developments to date, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of our business. The more detailed description of the significant regulations to which we are subject included in this Report is based on the current regulatory environment and is subject to potentially material change. See also the additional information included in Item 1A of this Report under the risk factors discussing the impact of financial regulatory reform initiatives, including Dodd-Frank and regulations promulgated to implement it, on the regulatory environment for PNC and the financial services industry.

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

Additional legislation, changes in rules promulgated by the Federal Reserve, the OCC, the Federal Deposit Insurance Corporation (FDIC), the CFPB, the SEC, the CFTC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of our businesses. The profitability of our businesses could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

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

The PNC Financial Services Group, Inc. – Form 10-K    5

BANKING REGULATION AND SUPERVISION

Capital Regulations. PNC and PNC Bank, N.A. are subject to the regulatory capital requirements established by the Federal Reserve and the OCC, respectively. In addition, PNC is subject to the Federal Reserve’s capital plan rule and annual capital stress testing and Comprehensive Capital Analysis and Review (CCAR) process. As part of this annual capital planning process, the Federal Reserve undertakes a supervisory assessment of the capital adequacy of bank holding companies (BHCs), including PNC, that have $50 billion or more in total consolidated assets. This capital adequacy assessment is based on a review of a comprehensive capital plan submitted by each participating BHC to the Federal Reserve that describes the company’s planned capital actions during the nine quarter review period, as well as the results of stress tests conducted by both the company and the Federal Reserve under different hypothetical macro-economic scenarios, including a severely stressed scenario provided by the Federal Reserve (supervisory severely adverse scenario). In evaluating a BHC’s capital plan, the Federal Reserve considers a number of factors, including the company’s risk profile, the strength of the company’s internal capital assessment process, and whether the company’s projected pro forma Basel I Tier 1 common capital ratio under the hypothetical supervisory severely adverse scenario would remain above 5 percent throughout the nine quarter planning horizon even if the company continued with the capital distributions proposed under a baseline scenario. In addition, the Federal Reserve evaluates a company’s projected path towards compliance with the proposed Basel III regulatory capital framework. After completing its review, the Federal Reserve may object or not object to the firm’s proposed capital actions, such as plans to pay or increase common stock dividends, reinstate or increase common stock repurchase programs, or redeem preferred stock or other regulatory capital instruments.

In connection with the 2013 CCAR, PNC filed its capital plan and stress testing results using financial data as of September 30, 2012 with the Federal Reserve on January 7, 2013. PNC expects to receive the Federal Reserve’s response (either a non-objection or objection) to the capital plan submitted as part of the 2013 CCAR by March 15, 2013. The Federal Reserve also has announced that it intends to publish on this date the results of its assessments, including the Federal Reserve’s estimates of the Basel I capital ratios for each of the largest 19 BHCs participating in the 2013 reviews, including PNC, during the review period under the Federal Reserve’s severely adverse macro-economic scenario and applying the firm’s proposed base case capital distributions. Prior to this release, the Federal Reserve will release on March 7, 2013 its estimate of the Basel I capital ratios, as well as its estimate of certain revenue and loss information, for such BHCs under the same supervisory severely adverse scenario but applying the common assumptions concerning capital distributions by firms established by the Federal Reserve for the stress tests required by Dodd-Frank (Dodd-

Frank capital action assumptions). PNC also is required to publicly disclose, in March 2013, its estimates of certain capital, revenue and loss information under the same hypothetical supervisory severely adverse macro-economic scenario and applying the Dodd-Frank capital action assumptions. Federal Reserve regulations also require that PNC and other large bank holding companies conduct a separate mid-year stress test using financial data as of March 31st and three company-derived macro-economic scenarios (base, adverse and severely adverse) and publish a summary of the results under the severely adverse scenario in September.

The Federal banking agencies have requested comment on proposed rules to implement the Basel III capital framework in the United States. These rules have not yet been finalized and remain subject to change. For additional information on these proposed rules, see Recent Market and Industry Developments in Item 7 and Item 1A – Risk Factors in this Report. PNC’s estimated pro forma Basel III Tier 1 common ratio was 7.5% at December 31, 2012, excluding the benefits of the transitional phase-in periods provided by Basel III. This estimate is based on management’s understanding of the Basel III proposed rules issued by the U.S. banking agencies in June 2012 and on available data and information as of December 31, 2012. It also reflects our estimates of PNC’s risk-weighted assets under Basel II (with the modifications proposed in June 2012) and application of the Basel II.5 market risk rules that became effective on January 1, 2013. Both our Basel II and Basel III estimates are point in time estimates and are subject to further regulatory guidance and clarity, as well as the development, refinement, validation and regulatory approval of internal models.

Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends from PNC Bank, N.A. PNC Bank, N.A. is subject to various federal restrictions on its ability to pay dividends to PNC Bancorp, Inc., its direct parent. PNC Bank, N.A. is also subject to federal laws limiting extensions of credit to its parent holding company and non-bank affiliates as discussed in Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report. Further information on bank level liquidity and parent company liquidity and on certain contractual restrictions is also available in the Liquidity Risk Management portion of the Risk Management section and the Trust Preferred Securities portion of the Off-Balance Sheet Arrangements And Variable Interest Entities section of Item 7 of this Report, and in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Federal Reserve rules provide that a bank holding company is expected to serve as a source of financial strength to its subsidiary banks and to commit resources to support such banks if necessary. Consistent with the “source of strength”

6    The PNC Financial Services Group, Inc. – Form 10-K

policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Further, in providing guidance to the large BHCs participating in the 2013 CCAR, discussed above, the Federal Reserve stated that it expects capital plans submitted in 2013 will reflect conservative dividend payout ratios and net share repurchase programs, and that requests that imply common dividend payout ratios above 30% of projected after-tax net income available to common shareholders will receive particularly close scrutiny. The Federal Reserve also has stated that it expects BHCs that meet the minimum capital ratio requirements under Basel III during the transition periods provided by Basel III, but that do not meet the fully-phased in Basel III minimum plus capital conservation buffer ratio of 7 percent Tier 1 common (plus any applicable capital surcharge for globally systemically important banks), to maintain prudent earnings retention policies with a view to meeting this standard in accordance with the phase-in schedule included in the agencies’ proposed Basel III rules.

Additional Powers Under the GLB Act. The Gramm–Leach–Bliley Act (GLB Act) permits a qualifying bank holding company to become a “financial holding company” and thereby engage in, or affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a bank holding company. Permitted affiliates include securities underwriters and dealers, insurance companies and companies engaged in other activities that are determined by the Federal Reserve, in consultation with the Secretary of the Treasury, to be “financial in nature or incidental thereto” or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities. We became a financial holding company as of March 13, 2000. In order to be and remain a financial holding company, a bank holding company and its subsidiary depository institutions must be “well capitalized” and “well managed.” In addition, a financial holding company generally may not engage in a new financial activity if any of its insured depository institutions received a less than Satisfactory rating at its most recent evaluation under the Community Reinvestment Act (CRA).

The Federal Reserve is the “umbrella” regulator of a financial holding company, with its operating entities, such as its subsidiary broker-dealers, investment advisers, insurance companies and banks, as well as investment companies advised by investment adviser subsidiaries of the financial holding company, also being subject to the jurisdiction of various federal and state “functional” regulators with normal regulatory responsibility for companies in their lines of business.

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

In addition, the GLB Act permits national banks, such as PNC Bank, N.A., to engage in expanded activities through the formation of a “financial subsidiary.” PNC Bank, N.A. has filed a financial subsidiary certification with the OCC and currently engages in insurance agency activities through financial subsidiaries. PNC Bank, N.A. may also generally engage through a financial subsidiary in any activity that is determined to be financial in nature or incidental to a financial activity by the Secretary of the Treasury, in consultation with the Federal Reserve. Certain activities, however, are impermissible for a financial subsidiary of a national bank, including certain insurance underwriting activities, insurance company investment activities, real estate investment or development, and merchant banking.

Other Federal Reserve and OCC Regulation and Supervision. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. In some cases, the extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its risk-weighted or total assets, the greater the scope and severity of the agencies’ powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” depository institution may accept brokered deposits only with prior regulatory approval. At December 31, 2012, PNC Bank, N.A. exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, we refer you to the Funding and Capital Sources portion of the Consolidated Balance Sheet Review section of Item 7 of this Report and to Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Laws and regulations limit the scope of our permitted activities and investments. National banks (such as PNC Bank,

The PNC Financial Services Group, Inc. – Form 10-K    7

N.A.) and their operating subsidiaries generally may engage only in any activities that are determined by the OCC to be part of or incidental to the business of banking, although a financial subsidiary may engage in a broader range of activities as described above.

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

The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank or thrift, to acquire direct or indirect ownership or control of more than 5% of any class of voting shares of any bank or thrift, or to merge or consolidate with any other bank holding company or thrift holding company. The BHC Act enumerates the factors the Federal Reserve must consider when reviewing the merger of bank holding companies or the acquisition of banks. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on financial stability of the United States; the organizations’ compliance with anti-money laundering laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the insured depository institutions involved in the transaction. In cases involving interstate bank acquisitions, the Federal Reserve also must consider the concentration of deposits nationwide and in certain individual states. OCC prior approval is required for PNC Bank, N.A. to acquire another insured bank or thrift by merger. In deciding whether to approve such a transaction, the OCC is required to consider factors similar to those that must be considered by the Federal Reserve. Our ability to grow through acquisitions could be limited by these approval requirements.

At December 31, 2012, PNC Bank, N.A. was rated “Outstanding” with respect to CRA.

Because of PNC’s ownership interest in BlackRock, BlackRock is subject to the supervision and regulation of the Federal Reserve.

FDIC Insurance. PNC Bank, N.A. is insured by the FDIC and subject to premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank as FDIC deposit insurance premiums are “risk based.” Therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account weaknesses that are found by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category. Under Dodd-Frank, in April 2011, the deposit insurance base calculation shifted from deposits to average assets less Tier 1 capital. This methodology change did not materially impact the premiums due to the FDIC for PNC.

CFPB Regulation and Supervision. Dodd-Frank gives the CFPB authority to examine PNC and PNC Bank, N.A. for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to credit card, deposit, mortgage and other consumer financial products and services we offer. In addition, Dodd-Frank gives the CFPB broad authority to take corrective action against PNC Bank, N.A. and PNC as it deems appropriate. The CFPB also has powers that it was assigned in Dodd-Frank to issue regulations and take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive. The agency also has authority to impose new disclosure requirements for any consumer financial product or service. These authorities are in addition to the authority the CFPB assumed on July 21, 2011 under existing consumer financial law governing the provision of consumer financial products and services.

SECURITIES AND DERIVATIVES REGULATION

Our registered broker-dealer and investment adviser subsidiaries are subject to rules and regulations promulgated by the SEC.

Several of our subsidiaries are registered with the SEC as investment advisers and may provide investment advisory services to clients, other PNC affiliates or related entities, including registered investment companies. Certain of these advisers are registered as investment advisers to private equity funds under rules adopted under Dodd-Frank.

Broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder. The Financial Industry Regulatory Authority (FINRA) is the primary self-regulatory organization (SRO) for our registered broker-dealer subsidiaries. Investment adviser subsidiaries are subject to the requirements of the Investment Advisers Act of 1940, as amended, and the regulations thereunder. An investment adviser to a registered investment company is also subject to the requirements of the Investment Company Act of 1940, as amended, and the regulations thereunder. Our broker-dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions.

Over the past several years, the SEC and other regulatory agencies have increased their focus on the mutual fund and broker-dealer industries. Congress and the SEC have adopted

8    The PNC Financial Services Group, Inc. – Form 10-K

regulatory reforms and are considering additional reforms that have increased, and are likely to continue to increase, the extent of regulation of the mutual fund and broker-dealer industries and impose additional compliance obligations and costs on our subsidiaries involved with those industries. Under provisions of the federal securities laws applicable to broker-dealers, investment advisers and registered investment companies and their service providers, a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability to expeditiously issue new securities into the capital markets. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

Title VII of Dodd-Frank imposes new comprehensive and significant regulations on the activities of financial institutions that are active in the U.S. over-the-counter (“OTC”) derivatives and foreign exchange markets. Title VII was enacted to (i) address systemic risk issues, (ii) bring greater transparency to the derivatives markets, (iii) provide enhanced disclosures and protection to customers, and (iv) promote market integrity. Among other things, Title VII: (i) requires the registration of both “swap dealers” and “major swap participants” with one or both of the Commodity Futures Trading Commission (“CFTC”) (in the case of non security-based swaps) and the SEC (in the case of security-based swaps); (ii) requires that most standardized swaps be centrally cleared through a regulated clearing house and traded on a centralized exchange or swap execution facility; (iii) subjects swap dealers and major swap participants to capital and margin requirements in excess of historical practice; (iv) subjects swap dealers and major swap participants to comprehensive new recordkeeping and real-time public reporting requirements; (v) subjects swap dealers and major swap participants to new business conduct requirements (including the providing of daily marks to counterparties and disclosing to counterparties (pre-execution) the material risks associated with their swap and of material incentives and any conflicts of interest associated with their swap); and (vi) imposes special duties on swap dealers and major swap participants when transacting a swap with a “special entity” (e.g., governmental agency (federal, state or local) or political subdivision thereof, pension plan or endowment).

Based on the definition of a “swap dealer” under Title VII, PNC Bank, N.A. registered with the CFTC as a swap dealer on January 31, 2013. As a result thereof, PNC Bank, N.A. is subject to all of the above-described regulations and requirements imposed on registered swap dealers, and the CFTC will have a meaningful supervisory role with respect to PNC Bank, N.A.’s derivatives and foreign exchange businesses. Because of the limited volume of our security-based swap activities, we have not registered with the SEC as a security-based swap dealer. The above described requirements will collectively impose implementation and ongoing compliance burdens on PNC Bank, N.A. and will introduce additional legal risks (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action).

In addition, an investment adviser to private funds or to registered investment companies may be required to register with the CFTC as a commodity pool operator. Registration could impose significant new regulatory compliance burdens. Presently, we expect our subsidiaries that serve as investment advisers to such entities to be eligible for exemptions from registration as a commodity pool operator.

BlackRock has subsidiaries in securities and related businesses subject to SEC, other governmental agencies, state, local and FINRA regulation, as described above, and a federally chartered nondepository trust company subsidiary subject to supervision and regulation by the OCC. For additional information about the regulation of BlackRock by these agencies and otherwise, we refer you to the discussion under the “Regulation” section of Item 1 Business in BlackRock’s most recent Annual Report on Form 10-K, which may be obtained electronically at the SEC’s website at www.sec.gov.

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

PNC Bank, N.A. competes for deposits with:

•	Other commercial banks,
•	Savings banks,
•	Savings and loan associations,
•	Credit unions,
•	Treasury management service companies,
•	Insurance companies, and

The PNC Financial Services Group, Inc. – Form 10-K    9

•	Issuers of commercial paper and other securities, including mutual funds.

Our various non-bank businesses engaged in investment banking and alternative investment activities compete with:

•	Commercial banks,
•	Investment banking firms,
•	Merchant banks,
•	Insurance companies,
•	Private equity firms, and
•	Other investment vehicles.

In providing asset management services, our businesses compete with:

•	Investment management firms,
•	Large banks and other financial institutions,
•	Brokerage firms,
•	Mutual fund complexes, and
•	Insurance companies.

We include here by reference the additional information regarding competition included in the Item 1A Risk Factors section of this Report.

EMPLOYEES

Employees totaled 56,285 at December 31, 2012. This total includes 50,947 full-time and 5,338 part-time employees, of which 23,331 full-time and 4,563 part-time employees were employed by our Retail Banking business.

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

We also make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. PNC’s corporate internet address is www.pnc.com and you can find this information at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits, and by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com for copies of exhibits, including financial statement and schedule exhibits where applicable. The interactive data file (XBRL) exhibit is only available electronically.

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

INTERNET INFORMATION

The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About PNC – Investor Relations,” such as Investor Events, Quarterly Earnings, SEC Filings, Financial Information, Financial Press Releases and Message from the Chairman. Under “Investor Relations,” we will from time to time post information that we believe may be important or useful to investors. We generally post the following shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and replay audio from such calls or events. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information.

10    The PNC Financial Services Group, Inc. – Form 10-K

Starting in 2013, PNC will be required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under a supervisory hypothetical severely adverse economic scenario in March of each year and under a PNC-developed hypothetical severely adverse economic scenario in September of each year, as well as information concerning its capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. Under these regulations, PNC may be able to satisfy at least a portion of these requirements through postings on its website, and PNC may elect to do so without also providing disclosure of this information through filings with the Securities and Exchange Commission.

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

The PNC Financial Services Group, Inc. – Form 10-K    11

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

Risk management is an important part of our business model. The success of our business is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk, model risk, technology, compliance and legal risk, and strategic and reputation risk. We discuss our principal risk management processes and, in appropriate places, related historical performance in the Risk Management section included in Item 7 of this Report.

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

Although the United States economy has shown modest improvement recently, economic conditions continue to pose a risk to financial institutions, including PNC. The economic recovery, although continuing, did so only at a pace in 2012 below trend for other recent recoveries from recessions. Job growth has not yet been sufficient to significantly reduce high unemployment in the United States. Consumer and business confidence is improving but remains in the cautious zone.

There continues to be concern regarding the possibility of a return to recessionary conditions, as well as regarding the possibility of increased turmoil or volatility in financial markets.

The recent global recession and disruption of the financial markets has led to concerns over the solvency of certain Eurozone states, including Greece, Ireland, Italy, Portugal and Spain, affecting these countries’ capital markets access, as well as market perception of financial institutions that have significant direct or indirect exposure to these countries’ creditworthiness. Certain of the major rating agencies have downgraded the sovereign credit ratings of Greece, Portugal and Ireland to below investment grade. The sovereign credit ratings of France, Italy and Spain have also been downgraded. These ratings downgrades, uncertainties surrounding the implementation of reform programs, the effect of economic contraction, and the Eurozone’s financial inter-linkages increase the risk of financial distress spreading to other Eurozone states. If measures to address sovereign debt and financial sector problems in Europe are inadequate, they may result in a delayed economic recovery, the exit of one or more member states from the Eurozone, or more severe recessionary conditions. If realized, these risk scenarios could contribute to severe financial market stress or a global recession, likely affecting the economy and capital markets in the United States as well.

Although the so-called “fiscal cliff” was averted in early 2013, Congress and the President still need to resolve issues with respect to the U.S. government’s debt ceiling and other budgetary and spending matters. Uncertainty as to whether these issues can be resolved or how effective a resolution might be increases the risk of slower economic growth. The nature and ultimate resolution of these issues, or a failure to achieve a timely and effective resolution, may further adversely affect the U.S. economy through possible consequences including downgrades in the ratings for U.S. Treasury securities, government shutdowns, or substantial spending cuts resulting from sequestration.

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

12    The PNC Financial Services Group, Inc. – Form 10-K

consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates.
•

The continuation of the current very low interest rate environment, which is expected to continue at least through mid-year 2015 based on statements by the Chairman of the Federal Reserve Board, could affect consumer and business behavior in ways that are adverse to us and could also hamper our ability to increase our net interest income.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•

The process we use to estimate losses in our credit exposures requires difficult, subjective and complex judgments, including with respect to economic conditions and how economic conditions might impair the ability of our borrowers to repay their loans. At any point in time or for any length of time, such losses may no longer be capable of accurate estimation, which may, in turn, adversely impact the reliability of the process for estimating losses and, therefore, the establishment of adequate reserves for those losses.

•

We could suffer decreases in customer desire to do business with us, whether as a result of a decreased demand for loans or other financial products and services or decreased deposits or other investments in accounts with PNC.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions, or otherwise.
•	A continuation or deterioration of current economic trends may lead to declines in the values of our businesses potentially resulting in goodwill impairments.
•	A lessening of confidence in the creditworthiness of the United States or other governments whose securities we hold could impact the value of those holdings.
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

The United States and other governments have undertaken major reform of the regulatory oversight structure of the financial services industry, including engaging in new efforts to impose requirements designed to reduce systemic risks and protect consumers and investors. We expect to face further increased regulation of our industry as a result of current and future initiatives intended to provide economic stimulus, financial market stability and enhanced regulation of financial services companies and to enhance the liquidity and solvency of financial institutions and markets. We also expect in many cases more intense scrutiny from our bank supervisors in the examination process and more aggressive enforcement of laws and regulations on both the federal and state levels. Compliance with regulations and other supervisory initiatives will likely increase our costs and reduce our revenue, and may limit our ability to pursue certain desirable business opportunities.

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

The PNC Financial Services Group, Inc. – Form 10-K    13

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

•

Dodd-Frank (through provisions commonly known as the “Volcker Rule”) prohibits banks and their affiliates from engaging in some types of proprietary trading and restricts the ability of banks and their affiliates to sponsor, invest in or have other financial relationships with private equity or hedge funds. In October 2011, four of the five agencies with authority for rulemaking issued proposed rules to implement the Volcker Rule. In January 2012, the fifth agency issued substantially similar proposed rules. The rules set forth a complex and detailed compliance, reporting and monitoring program for large banks, and seek comments on numerous questions. Although the comment deadline expired in February 2012 on the four agency proposals (and later in 2012 on the single agency proposal), the agencies have not yet issued final rules. The timing and content of the final rules remain uncertain. The manner in which the questions posed by the proposed rules are addressed by the agencies will have an important influence on the impact of the final rules on PNC.

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

With respect to the restrictions on private equity and hedge fund activities, as of December 31, 2012, PNC held interests in such funds likely to be covered totaling approximately $859 million including three sponsored funds with total invested capital of approximately $389 million. PNC expects that over time it will need to eliminate these investments and cease sponsoring these funds, although it is likely that at least some of these amounts will reduce over time in the ordinary course before compliance is required, and the Volcker Rule also permits extensions of the compliance date under some circumstances. A forced sale of some of these investments due to the Volcker Rule could result in PNC receiving less value than it would otherwise have received. Depending on the provisions of the final rule, it is possible that other structures through which PNC conducts business, such as operating subsidiaries, joint ventures or securitization vehicles, but that are not typically referred to as private equity or hedge funds, could be restricted, with an impact that cannot now be evaluated.

•

Pursuant to Dodd-Frank, in December 2011 the Federal Reserve requested comment on proposed rules that would establish enhanced prudential standards governing U.S. bank holding companies with $50 billion or more in consolidated total assets (“covered companies”). The proposed enhanced prudential standards would include, among other things, heightened liquidity risk management standards; new standards governing oversight by a covered company’s board of directors and board-level risk committee; and new limits on the aggregate amount of credit exposure a covered company may have to any single customer or counterparty. These proposed rules also would establish an “early remediation” regime for covered companies, under which the Federal Reserve would be required to take increasingly stringent actions against a covered company as its financial condition or risk management deteriorated as reflected by the company’s current or projected post-stress capital levels, compliance with supervisory liquidity and risk management standards and, in some instances, market-based indicators, such as credit default swap spreads. The comment period on the proposed rules closed in March 2012. Final rules, however, have not been issued, and as such the impact of these rules cannot now be evaluated.

•

In addition, the relevant regulatory agencies have proposed rules to implement the Dodd-Frank provisions requiring retention of risk by certain securitization participants through holding interests in the securitization vehicles, but the rules are not yet finalized or effective. As a result, the ultimate impact of these Dodd-Frank provisions on PNC remains unpredictable. That impact on PNC could be direct, by requiring PNC to hold interests in a securitization vehicle or other assets that represent a portion of the credit risk of the assets held by the securitization vehicle, or indirect, by impacting markets in which

14    The PNC Financial Services Group, Inc. – Form 10-K

PNC participates and increasing the costs associated with mortgage assets that we originate. Since the beginning of the financial crisis, there has been and continues to be substantially less private (that is, non-government backed) securitization activity than had previously been the case. It is unclear at present whether and to what extent the private securitization markets will rebound. In recent years, PNC has only engaged to a limited extent in securitization transactions under circumstances where we might expect to be required to retain additional risk on our balance sheet as a result of implementation of these Dodd-Frank provisions. If the market for private securitizations rebounds and PNC decides to increase its participation in that market, we would likely be required under the regulations to retain more risk than would otherwise have been the case, and as a result could be required to consolidate certain securitization vehicles on our balance sheet, with currently an uncertain financial impact.

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

•

Title VII of Dodd-Frank imposes new comprehensive and significant restrictions on the activities of financial institutions that are active in the U.S. over-the-counter (“OTC”) derivatives and foreign exchange markets. Title VII (i) requires the registration of both “swap dealers” and “major swap participants” with one or both of the Commodity Futures Trading Commission (“CFTC”) (in the case of non security-based swaps) and the Securities Exchange Commission (“SEC”) (in the case of security-based swaps); (ii) requires that most standardized swaps be centrally cleared through a regulated clearing house and traded on a centralized exchange or swap execution facility; (iii) subjects swap dealers and major swap participants to capital and margin requirements in excess of current practice; (iv) subjects swap dealers and major swap participants to comprehensive new recordkeeping and real-time public reporting requirements; (v) subjects swap dealers and major swap participants to new business conduct requirements (including an obligation to provide daily marks to counterparties and to disclose to counterparties (pre-execution) the material risks associated with a swap and material incentives and conflicts of interest associated with the swap); and (vi) imposes special duties on swap dealers and major swap participants when transacting a swap with a “special entity” (e.g., governmental agency (federal, state or local) or political subdivision thereof, pension plan or endowment). Based on the definition of a “swap dealer” under Title VII, PNC Bank, N.A. registered with the CFTC as a swap dealer effective January 31, 2013. As a result, PNC Bank, N.A. will be subject to all of the above-described restrictions and the CFTC will have a meaningful supervisory role with respect to PNC Bank, N.A.’s derivatives and foreign exchange businesses.

The above described requirements will collectively impose potentially significant implementation and ongoing compliance burdens on PNC and will introduce additional legal risk (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action).

•

New provisions under Dodd-Frank concerning the applicability of state consumer protection laws to national banks, such as PNC Bank, N.A., became effective in 2011. Questions may arise as to whether certain state consumer financial laws that may have previously been preempted by federal law are no longer preempted as a result of the effectiveness of these new provisions. Depending on how such questions are resolved, we may experience an increase in state-level regulation of our retail banking business and additional compliance obligations, revenue impacts and costs. In addition, provisions under Dodd-Frank that also took effect in 2011 permit state attorneys general to bring civil actions against national banks, such as PNC Bank, N.A., for violations of law, as well as regulations issued by the CFPB.

•

Dodd-Frank requires bank holding companies that have $50 billion or more in assets, such as PNC, to periodically submit to the Federal Reserve, the FDIC and the FSOC a resolution plan that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial

The PNC Financial Services Group, Inc. – Form 10-K    15

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

New capital and liquidity standards will result in banks and bank holding companies needing to maintain more and higher quality capital and greater liquidity than has historically been the case.

New and evolving capital and liquidity standards will have a significant effect on banks and bank holding companies, including PNC. These evolving standards include the proposals issued by the U.S. banking agencies in June 2012 to implement the Basel III capital framework in the United States and revise the framework for the risk-weighting of assets under Basel I. The Basel III proposed rules would, among other things, narrow the definition of regulatory capital, require the phase-out of trust preferred securities from Tier 1 regulatory capital, establish a new Tier 1 common capital requirement for banking organizations and revise the capital levels at which a bank would be subject to prompt corrective action. As of December 31, 2012, PNC had $331 million of trust preferred securities included in Tier 1 capital which, under these rules and Dodd-Frank, will no longer qualify as Tier 1 capital over time to the extent they remain outstanding. The proposed rules also would require that unconsolidated investments in financial entities (potentially including PNC’s investment in BlackRock), as well as mortgage servicing rights and deferred tax assets, above certain thresholds be deducted from regulatory capital and significantly limit the extent to which minority interests in consolidated subsidiaries (including minority interests in the form of REIT preferred securities) may be included in regulatory capital. As of December 31, 2012, PNC had approximately $1.4 billion of REIT preferred securities outstanding. PNC has submitted the necessary redemption notice to redeem $375 million of this amount on March 15, 2013, as discussed further in the Capital and Liquidity Actions portion of the Executive Summary section in Item 7 of this Report. In addition, the proposed rules would remove the filter that currently excludes unrealized gains and losses (other than those resulting from other-than-temporary impairments) on available for sale debt securities from affecting regulatory capital, which could increase the volatility of regulatory capital of banking organizations, including PNC. When fully phased-in on January 1, 2019, the Basel III rules would require that banking organizations maintain a minimum Tier 1 common ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4%. Moreover, the proposed rules, when fully phased-in, would require banking organizations, including PNC, to maintain a minimum Tier 1 common ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments. For banking organizations subject to the Basel II advanced approaches (such as PNC), these levels could be supplemented by an additional countercyclical capital buffer of up to an additional 2.5% during periods of excessive credit growth, although this buffer is proposed to initially be set at zero in the United States. Such organizations would also be subject to a new supplementary leverage ratio that would take into account certain off-balance sheet items.

The proposed rules issued in June 2012 that would revise the Basel I risk-weighting framework (referred to as the standardized approach) and the Basel II risk-weighting framework (referred to as the advanced approaches) would replace the use of credit ratings with alternative

16    The PNC Financial Services Group, Inc. – Form 10-K

methodologies for assessing creditworthiness and establish a new framework (referred to as the Simplified Supervisory Framework Approach) for risk-weighting securitization exposures (such as privately issued mortgage-backed securities and asset-backed securities). The standardized approach also would, among other things, significantly revise the risk weight assigned to residential mortgages (with risk weights changing from between 50% to 100% to between 35% and 200%) and increase the risk weight applicable to certain types of commercial real estate loans under Basel I. The advanced approaches rule would, among other things, significantly alter the methodology for determining counterparty credit risk weights, including the establishment of a credit valuation adjustment for counterparty risk in over-the-counter (OTC) derivative transactions, under Basel II.

The Basel III framework adopted by the Basel Committee also includes new short-term liquidity standards (the Liquidity Coverage Ratio) and long-term funding standards (the Net Stable Funding Ratio). The Liquidity Coverage Ratio, which is scheduled to begin to take effect on January 1, 2015 and be fully phased in by January 1, 2019, is designed to ensure that banking organizations maintain an adequate level of cash, or other high quality and unencumbered liquid assets that can readily be converted to cash, to meet estimated liquidity needs in a stress scenario lasting 30 days. The Basel Committee has defined the types of assets that would qualify as high quality liquid assets, and also has established various assumptions regarding cash outflows and inflows during the 30-day stress period, for purposes of the Liquidity Coverage Ratio. The Net Stable Funding Ratio is designed to promote a stable maturity structure of assets and liabilities of banking organizations over a one-year time horizon. The Net Stable Funding Ratio is scheduled to take effect by January 1, 2018 but continues to undergo review by the Basel Committee.

In November 2011, the Basel Committee also adopted a framework that would require globally systemically important banks (“G-SIBs”) to maintain additional Tier 1 common capital ranging between 1.0% to 2.5% of risk-weighted assets, with the actual required amount varying based on the firm’s global systemic importance as determined using five criteria (size, interconnectedness, lack of substitutability, cross-jurisdictional activity, and complexity). The Federal Reserve has indicated that it expects to propose a capital surcharge in the United States based on the Basel Committee’s G-SIB framework. While these rules have not yet been proposed, and the identity of the banking organizations that would be subject to a surcharge as a G-SIB definitively determined, PNC believes that it is unlikely to be deemed a G-SIB based on the criteria included in the Basel Committee’s framework. Dodd-Frank directs the Federal Reserve to establish heightened risk-based and leverage capital requirements and liquidity requirements for bank holding companies, like PNC, that have $50 billion or more in assets. The Basel Committee also has adopted an analytical framework for national jurisdictions to use in determining whether to apply a capital surcharge to firms that may be systemically important on a domestic basis (“D-SIBs”), but that are not G-SIBs. The Federal Reserve has stated that it is still considering whether to impose an additional capital surcharge on bank holding companies that have $50 billion or more in consolidated total assets, but that are not subject to a G-SIB surcharge.

Because proposals by the U.S. agencies to implement the Basel III capital standards and revise the Basel I risk-weighting framework have not been finalized, and any additional heightened capital or liquidity standards that may be established by the Federal Reserve under Basel III or Dodd-Frank (such as, for example, a D-SIB surcharge) remain subject to rulemaking in the U.S., the full effect of these standards on PNC’s regulatory capital and liquidity, both during and after any applicable phase-in periods, is uncertain at this time.

The need to maintain more and higher quality capital, as well as greater liquidity, going forward than historically has been required could limit PNC’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in PNC taking steps to increase its capital that may be dilutive to shareholders or being limited in its ability to pay dividends or otherwise return capital to shareholders, or selling or refraining from acquiring assets, the capital requirements for which are inconsistent with the assets’ underlying risks. In addition, the new liquidity standards could require PNC to increase its holdings of highly liquid short-term investments, thereby reducing PNC’s ability to invest in longer-term or less liquid assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions.

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

The PNC Financial Services Group, Inc. – Form 10-K    17

Further, weak economic conditions would likely have a negative impact on our business, our ability to serve our customers, and our results of operations. Such conditions are likely to lead to increases in the number of borrowers who become delinquent or default or otherwise demonstrate a decreased ability to meet their obligations under their loans. This would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale. The value to us of other assets such as investment securities, most of which are debt securities or other financial instruments supported by loans, similarly would be negatively impacted by widespread decreases in credit quality resulting from a weakening of the economy.

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

As was typical in the banking industry, the economic downturn that started in 2007 resulted in PNC experiencing high levels of provision for credit losses. In 2009, PNC reported provision for credit losses totaling $3.9 billion. Subsequently, in part due to improvement in economic conditions, as well as actions taken by PNC to manage its portfolio, PNC’s provision for credit losses has declined substantially, to $2.5 billion in 2010, $1.2 billion in 2011 and $1.0 billion in 2012. This decline in provision for credit losses has been a major contributor to PNC’s ability to maintain and grow its net income during this period. As the provision for credit losses stabilizes, there may not be as much opportunity as there has been for declining provision to help PNC maintain and grow net income. In addition, if PNC’s provision for credit losses were to rise back towards levels experienced during the height of the economic downturn, it would have an adverse effect on PNC’s net income and could result in lower levels of net income than PNC has reported in recent periods.

Our regional concentrations make us particularly at risk to adverse economic conditions in our primary retail banking footprint.

Although many of our businesses are national in scope, our retail banking business is concentrated within our retail branch network footprint, located principally in our primary geographic markets. Thus, we are particularly vulnerable to adverse changes in economic conditions in the Mid-Atlantic, Midwest, and Southeast regions.

Our business and performance are vulnerable to the impact of volatility in debt and equity markets.

As most of our assets and liabilities are financial in nature, we tend to be particularly sensitive to the performance of the financial markets. Turmoil and volatility in U.S. and global financial markets, such as that experienced during the recent financial crisis, can be a major contributory factor to overall weak economic conditions, leading to some of the risks discussed above, including the impaired ability of borrowers and other counterparties to meet obligations to us. Financial market volatility also can have some of the following adverse effects on PNC and our business and financial performance.

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

18    The PNC Financial Services Group, Inc. – Form 10-K

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

•	Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, and can, in turn, affect our loss rates on those assets.
•	Such changes may decrease the demand for interest rate-based products and services, including loans and deposit accounts.
•	Such changes can also affect our ability to hedge various forms of market and interest rate risk and may decrease the profitability or increase the risk associated with such hedges.
•	Movements in interest rates also affect mortgage prepayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking companies such as PNC. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits and can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Both due to the impact on rates and by controlling access to direct funding from the Federal Reserve Banks, the Federal Reserve’s policies also influence, to a significant extent, our cost of funding. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effects that they may have on our activities and financial results.

PNC faces legal and regulatory risk arising out of its residential mortgage businesses.

Numerous federal and state governmental, legislative and regulatory authorities are investigating practices in the business of mortgage and home equity loan lending and servicing and in the mortgage-related insurance and reinsurance industries. PNC has received inquiries from governmental, legislative and regulatory authorities on these topics and is responding to these inquiries. These inquiries and investigations could lead to administrative, civil or criminal proceedings, possibly resulting in remedies including fines, penalties, restitution, alterations in our business practices and additional expenses and collateral costs.

In addition to governmental or regulatory inquiries and investigations, PNC, like other companies with residential mortgage and home equity loan origination and servicing operations, faces the risk of class actions, other litigation and claims from: the owners of, investors in, or purchasers of such loans originated or serviced by PNC (or securities backed by such loans), homeowners involved in foreclosure proceedings or various mortgage-related insurance programs, downstream purchasers of homes sold after foreclosure, title insurers, and other potential claimants. Included among these claims are claims from purchasers of mortgage and home equity loans seeking the repurchase of loans where the loans allegedly breached origination covenants and representations and warranties made to the purchasers in the purchase and sale agreements.

At this time PNC cannot predict the ultimate overall cost to or effect upon PNC from governmental, legislative or regulatory actions and private litigation or claims arising out of residential mortgage and home equity loan lending, servicing or reinsurance practices, although such actions, litigation and claims could, individually or in the aggregate, result in significant expense. See Note 23 Legal Proceedings and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding federal and state governmental, legislative and regulatory inquiries and investigations and additional information regarding potential repurchase obligations relating to mortgage and home equity loans.

Moreover, the CFPB recently issued final regulations that impose new requirements relating to our residential mortgage origination practices and servicing practices. These regulations are not yet in effect, but we are in the processes of implementing them. We cannot predict at this time the overall cost of implementing these requirements, but implementation is likely to result in significant expense.

The PNC Financial Services Group, Inc. – Form 10-K    19

The issues described above may affect the value of our ownership interests, direct or indirect, in property subject to foreclosure. In addition, possible delays in the schedule for processing foreclosures may result in an increase in nonperforming loans, additional servicing costs and possible demands for contractual fees or penalties under servicing agreements.

There is also a continuing risk of incurring costs related to further remedial and related efforts required by the consent orders and related to repurchase requests arising out of either the foreclosure process or origination issues. Reputational damage arising out of this industry-wide inquiry could also have an adverse effect upon our existing mortgage and home equity loan business and could reduce future business opportunities.

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

As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory delays or other regulatory issues. In addition, legal and regulatory or other governmental proceedings, claims, investigations or inquiries relating to pre-acquisition business and activities of acquired companies may result in future monetary judgments or settlements or other remedies, including damages, fines, penalties, restitution or alterations in our business practices, and in additional expenses and collateral costs, and may cause reputational harm to PNC. The processes of integrating acquired businesses, as well as the deconsolidation of divested businesses, also pose many additional possible risks which could result in increased costs, liability or other adverse consequences to PNC. Note 23 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report describes several legal proceedings related to pre-acquisition activities of companies we have acquired, including National City. Other such legal proceedings may be commenced in the future.

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

20    The PNC Financial Services Group, Inc. – Form 10-K

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

The PNC Financial Services Group, Inc. – Form 10-K    21

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

Our ability to pay dividends to shareholders is largely dependent on dividends from our operating subsidiaries, principally PNC Bank, N.A. Banks are subject to regulation that limits and governs the payout of dividends to their holding companies.

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

We must comply with generally accepted accounting principles established by the Financial Accounting Standards Board, accounting, disclosure and other rules set forth by the SEC, income tax and other regulations established by the U.S. Treasury and state and local taxing authorities, and revenue rulings and other guidance issued by the Internal Revenue Service, which affect our financial condition and results of operations.

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

22    The PNC Financial Services Group, Inc. – Form 10-K

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

There are risks resulting from the extensive use of models in our business.

PNC relies on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheets items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of that information. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient. See the Model Risk Management portion of the Risk Management section included in Item 7 of this Report.

We are subject to operational risk.

Like all businesses, we are subject to operational risk, which represents the risk of loss resulting from inadequate or failed internal processes and systems, human error and external events. Operational risk also encompasses technology, compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business. Although we seek to mitigate operational risk through a system of internal controls which we review and update, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to our reputation or foregone business opportunities.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in disruptions to our accounting, deposit, loan and other systems, and adversely affect our customer relationships. While we have policies, procedures and systems designed to prevent or limit the effect of these possible events, there remains the risk that such a failure, interruption or security breach might occur and, if it does occur, that it might not be sufficiently remediated.

Recently, there have been several well-publicized series of apparently related denial of service attacks on large financial services companies, including PNC. In a denial of service attack, hackers flood commercial websites with extraordinarily high volumes of traffic, with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. The recent attacks against PNC resulted in temporary disruptions in customers’ ability to access the corporate website and to perform on-line banking transactions, although no customer data was lost or compromised. Furthermore, even if not directed at PNC specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of PNC’s business.

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

The PNC Financial Services Group, Inc. – Form 10-K    23

Because the techniques used to attack financial services company communications and information systems change frequently (and generally increasing in sophistication), often are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world, we may be unable to address these techniques in advance of attacks, including by implementing adequate preventative measures.

Despite temporary disruptions in our ability to provide products and services to our customers, to date these efforts have not had a material impact on PNC. Nonetheless, the occurrence of any such failure, interruption or security breach of our systems, particularly if widespread or resulting in financial losses to our customers, could damage the reputation of PNC, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability. In addition, the increasing prevalence of cyberattacks and other efforts to breach or disrupt our systems has led, and we expect will continue to lead, to increased costs to PNC with respect to prevention and mitigation of these risks, as well as costs reimbursing customers for losses suffered as a result of these actions. Successful attacks or systems failures at other large financial institutions, whether or not PNC is included, could lead to a general loss of customer confidence in financial institutions with a potential negative impact on PNC’s business, additional demands on the part of our regulators, and increased costs to deal with risks identified as a result of the problems affecting others.

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

We discuss further the unpredictability of legal proceedings and describe some of our pending legal proceedings in Note 23 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, natural or otherwise, by terrorist activities or by international hostilities.

Neither the occurrence nor the potential impact of disasters (such as earthquakes, hurricanes, tornadoes, floods, fires, explosions, and other severe weather conditions or catastrophic accidents), terrorist activities and international hostilities can be predicted. However, these occurrences could impact us directly (for example, by causing significant damage to our facilities or preventing us from conducting our business in the ordinary course), or indirectly as a result of their impact on our borrowers, depositors, other customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

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

ITEM 2 – PROPERTIES

Our executive and primary administrative offices are currently located at One PNC Plaza, Pittsburgh, Pennsylvania. The 30-story structure is owned by PNC Bank, N.A.

We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branch and other facilities. We consider the facilities owned or occupied under lease by our subsidiaries to be adequate for the purposes of our business operations. We include here by reference the additional information regarding our properties in Note 11 Premises, Equipment and Leasehold

24    The PNC Financial Services Group, Inc. – Form 10-K

Improvements in the Notes To Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 – LEGAL PROCEEDINGS

See the information set forth in Note 23 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated here by reference.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding each of our executive officers as of February 22, 2013 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (a)
James E. Rohr	64	Chairman and Chief Executive Officer (b)	1972
William S. Demchak	50	President (b)	2002
Joseph C. Guyaux	62	Senior Vice Chairman and Chief Risk Officer	1972
Thomas K. Whitford	56	Vice Chairman	1983
Joan L. Gulley	65	Executive Vice President and Chief Human Resources Officer	1986
Neil F. Hall	64	Executive Vice President	1995
Michael J. Hannon	56	Executive Vice President and Chief Credit Officer	1982
Robert F. Hoyt	48	Executive Vice President, General Counsel, and Chief Regulatory Affairs Officer	2009
Richard J. Johnson	56	Executive Vice President and Chief Financial Officer	2002
Michael P. Lyons	42	Executive Vice President	2011
Saiyid Naqvi	63	Executive Vice President	2009
E. William Parsley, III	47	Executive Vice President, Chief Investment Officer, and Treasurer	2003
Robert Q. Reilly	48	Executive Vice President	1987
Steven Van Wyk	54	Executive Vice President	2013
Gregory H. Kozich	49	Senior Vice President and Controller	2010
(a)	Where applicable, refers to year employed by predecessor company.
(b)	Mr. Rohr and Mr. Demchak also serve as directors. Biographical information for Mr. Rohr and Mr. Demchak is included in “Election of Directors (Item 1)” in our proxy statement for the 2013 annual meeting of shareholders. See Item 10 of this Report.

Joseph C. Guyaux was appointed Senior Vice Chairman and Chief Risk Officer in February 2012, prior to which he served as President.

Thomas K. Whitford has served as Vice Chairman since February 2009. He was appointed Chief Administrative Officer in May 2007. From April 2002 through May 2007 and then from November 2009 until April 2010, he served as Chief Risk Officer. Mr. Whitford has announced that he intends to retire from PNC in April 2013.

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

Neil F. Hall has been an Executive Vice President since April 2012 and head of PNC’s Retail Banking since February 2012. Prior to being named to his current position, Mr. Hall led the delivery of sales and service to PNC’s retail and small business customers, directed branch banking, business banking, community development and PNC Investments. Mr. Hall joined PNC in 1995 and has held various positions within retail banking.

Michael J. Hannon has served as Executive Vice President since February 2009, prior to which he served as Senior Vice President. He has served as Chief Credit Officer since November 2009. From February 2009 to November 2009 he also served as Chief Risk Officer and served as Interim Chief Risk Officer from December 2011 to February 2012.

Robert F. Hoyt has served as General Counsel since June 2012 and as PNC’s Chief Regulatory Affairs Officer since May 2009. He served as Senior Deputy General Counsel from October 2009 to May 2012 and as director of business planning from May 2009 to November 2011. He was appointed Executive Vice President in November 2011 and was previously Senior Vice President. From December 2006 to January 2009, Mr. Hoyt served as General Counsel of the U.S. Department of the Treasury.

Richard J. Johnson has served as Chief Financial Officer since August 2005. He was appointed Executive Vice President in February 2009 and was previously Senior Vice President.

The PNC Financial Services Group, Inc. – Form 10-K    25

Michael P. Lyons has been an Executive Vice President since November 2011 and is head of Corporate and Institutional Banking. Prior to joining PNC in October 2011, from May 2010 until October 2011, Mr. Lyons was head of corporate development and strategic planning for Bank of America. Prior to joining Bank of America, from September 2004 to May 2010, Mr. Lyons held various positions at Maverick Capital, most recently as a principal focused on financial institutions investments.

Saiyid Naqvi has been an Executive Vice President since April 2012 and has served as Chief Executive Officer of PNC Mortgage since he returned to PNC in 2009. Mr. Naqvi had previously served as Chief Executive Officer of PNC Mortgage from 1993 until its sale in 2001. Prior to returning to PNC in 2009, Mr. Naqvi served as president of Harley Davidson Financial Services Inc.

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

Steven Van Wyk joined PNC as head of Technology and Operations in January 2013. Prior to joining PNC, Mr. Van Wyk served as Global Chief Operating Officer for ING. He was appointed Executive Vice President of PNC in February 2013.

Gregory H. Kozich has served as a Senior Vice President and Corporate Controller of PNC since 2011. Mr. Kozich joined PNC as Senior Vice President of PNC Bank, N.A. in October 2010. Prior to joining PNC, Mr. Kozich was with Fannie Mae from 2005 until late 2010, most recently serving as its corporate controller.

DIRECTORS OF THE REGISTRANT

The name, age and principal occupation of each of our directors as of February 22, 2013, and the year he or she first became a director is set forth below:

•	Richard O. Berndt, 70, Managing Partner of Gallagher, Evelius & Jones LLP (law firm) (2007)
•	Charles E. Bunch, 63, Chairman and Chief Executive Officer of PPG Industries, Inc. (coatings, sealants and glass products) (2007)
•	Paul W. Chellgren, 70, Operating Partner, Snow Phipps Group, LLC (private equity) (1995)
•	William S. Demchak, 50, President of PNC (2013)
•	Kay Coles James, 63, President and Founder of The Gloucester Institute (non-profit) (2006)
•	Richard B. Kelson, 66, President and Chief Executive Officer, ServCo, LLC (strategic sourcing, supply chain management) (2002)
•	Bruce C. Lindsay, 71, Chairman and Managing Member of 2117 Associates, LLC (business consulting firm) (1995)
•	Anthony A. Massaro, 68, Retired Chairman and Chief Executive Officer of Lincoln Electric Holdings, Inc. (manufacturer of welding and cutting products) (2002)
•	Jane G. Pepper, 67, Retired President of the Pennsylvania Horticultural Society (non-profit) (1997)
•	James E. Rohr, 64, Chairman and Chief Executive Officer of PNC (1990)
•	Donald J. Shepard, 66, Retired Chairman of the Executive Board and Chief Executive Officer of AEGON N.V. (insurance) (2007)
•	Lorene K. Steffes, 67, Independent Business Advisor (technology and technical services) (2000)
•	Dennis F. Strigl, 66, Retired President and Chief Operating Officer of Verizon Communications Inc. (telecommunications) (2001)
•	Thomas J. Usher, 70, Non-executive Chairman of Marathon Petroleum Corporation (oil and gas industry) (1992)
•	George H. Walls, Jr., 70, former Chief Deputy Auditor for the State of North Carolina (2006)
•	Helge H. Wehmeier, 70, Retired Vice Chairman of Bayer Corporation (healthcare, crop protection, and chemicals) (1992)

26    The PNC Financial Services Group, Inc. – Form 10-K

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) (1) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 15, 2013, there were 75,100 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the Federal Reserve’s 2013 Comprehensive Capital Analysis and Review (CCAR) as part of its supervisory assessment of capital adequacy described under “Supervision and Regulation” in Item 1 of this Report.

The Federal Reserve has the power to prohibit us from paying dividends without its approval. For further information concerning dividend restrictions and restrictions on loans, dividends or advances from bank subsidiaries to the parent company, see “Supervision and Regulation” in Item 1 of this Report, “Funding and Capital Sources” in the Consolidated Balance Sheet Review section, “Liquidity Risk Management” in the Risk Management section, and “Trust Preferred Securities” in the Off-Balance Sheet Arrangements And Variable Interest Entities section of Item 7 of this Report, and Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities and Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

We include here by reference additional information relating to PNC common stock under the caption “Common Stock Prices/Dividends Declared” in the Statistical Information (Unaudited) section of Item 8 of this Report.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2012 in the table (with introductory paragraph and notes) that appears in Item 12 of this Report.

Our registrar, stock transfer agent, and dividend disbursing agent is:

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

We include here by reference the information that appears under the caption “Common Stock Performance Graph” at the end of this Item 5.

(a)(2)	None.

(b)	Not applicable.

(c)	Details of our repurchases of PNC common stock during the fourth quarter of 2012 are included in the following table:

In thousands, except per share data

2012 period (a)	Total shares purchased (b)	Average price paid per share	Total shares purchased as part of publicly announced programs (c)	Maximum number of shares that may yet be purchased under the programs (c)
October 1 – 31	13	$60.05		22,552
November 1 – 30	750	$55.08	750	21,802
December 1 – 31	292	$55.74	251	21,551
Total	1,055	$55.32	1,001
(a)	In addition to the repurchases of PNC common stock during the fourth quarter of 2012 included in the table above, PNC redeemed all 5,001 shares of its Series M Preferred Stock on December 10, 2012 as further described below.

As part of the National City transaction, we established the PNC Non-Cumulative Perpetual Preferred Stock, Series M (the “Series M Preferred Stock”), which mirrored in all material respects the former National City Non-Cumulative Perpetual Preferred Stock, Series E. On December 10, 2012, PNC issued $500.1 million aggregate liquidation amount (5,001 shares) of the Series M Preferred Stock to the National City Preferred Capital Trust I (the “Trust”) as required pursuant to the settlement of a Stock Purchase Contract Agreement between the Trust and PNC dated as of January 30, 2008. Immediately upon such issuance, PNC redeemed all 5,001 shares of the Series M Preferred Stock from the Trust on December 10, 2012 at a redemption price equal to $100,000 per share.
(b)	Includes PNC common stock purchased under the program referred to in note (c) to this table and PNC common stock purchased in connection with our various employee benefit plans. Note 15 Employee Benefit Plans and Note 16 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report include additional information regarding our employee benefit plans that use PNC common stock.
(c)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the impact of the Federal Reserve’s supervisory assessment of capital adequacy program.

The PNC Financial Services Group, Inc. – Form 10-K    27

COMMON STOCK PERFORMANCE GRAPH

This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2012, as compared with: (1) a selected peer group of our competitors, called the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of that year. The stock performance graph assumes that $100 was invested on January 1, 2008 for the five-year period and that any dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2007 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 07	Dec. 08	Dec. 09	Dec. 10	Dec. 11	Dec. 12
PNC	100	77.82	85.81	99.37	96.33	99.87	(0.03)%
S&P 500 Index	100	63.00	79.68	91.68	93.61	108.59	1.66%
S&P 500 Banks	100	52.51	49.05	58.78	52.53	65.28	(8.18)%
Peer Group	100	69.81	75.86	96.52	82.36	99.87	(0.03)%

The Peer Group for the preceding chart and table consists of the following companies: BB&T Corporation; Comerica Inc.; Fifth Third Bancorp; KeyCorp; The PNC Financial Services Group, Inc.; SunTrust Banks, Inc.; U.S. Bancorp; Regions Financial Corporation; Wells Fargo & Company; Capital One Financial, Inc.; Bank of America Corporation; M&T Bank; and JP Morgan Chase and Company. This Peer Group was approved by the Board’s Personnel and Compensation Committee (the Committee) for 2012. The Committee has approved the same Peer Group for 2013.

Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2007 to December 31 of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

28    The PNC Financial Services Group, Inc. – Form 10-K

ITEM 6 – SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2012 (a) (b)	2011 (b)	2010 (b)	2009 (b)	2008
SUMMARY OF OPERATIONS
Interest income	$10,734	$10,194	$11,150	$12,086	$6,301
Interest expense	1,094	1,494	1,920	3,003	2,447
Net interest income	9,640	8,700	9,230	9,083	3,854
Noninterest income (c)	5,872	5,626	5,946	7,145	2,442
Total revenue	15,512	14,326	15,176	16,228	6,296
Provision for credit losses (d)	987	1,152	2,502	3,930	1,517
Noninterest expense	10,582	9,105	8,613	9,073	3,685
Income from continuing operations before income taxes and noncontrolling interests	3,943	4,069	4,061	3,225	1,094
Income taxes	942	998	1,037	867	298
Income from continuing operations before noncontrolling interests	3,001	3,071	3,024	2,358	796
Income from discontinued operations (net of income taxes of zero, zero, $338, $54 and $63) (e)			373	45	118
Net income	3,001	3,071	3,397	2,403	914
Less: Net income (loss) attributable to noncontrolling interests	(12)	15	(15)	(44)	32
Preferred stock dividends (f)	177	56	146	388	21
Preferred stock discount accretion and redemptions (f)	4	2	255	56
Net income attributable to common shareholders (f)	$2,832	$2,998	$3,011	$2,003	$861
PER COMMON SHARE
Basic earnings
Continuing operations	$5.36	$5.70	$5.08	$4.30	$2.15
Discontinued operations (e)			.72	.10	.34
Net income	$5.36	$5.70	$5.80	$4.40	$2.49
Diluted earnings
Continuing operations	$5.30	$5.64	$5.02	$4.26	$2.10
Discontinued operations (e)			.72	.10	.34
Net income	$5.30	$5.64	$5.74	$4.36	$2.44
Book value	$67.05	$61.52	$56.29	$47.68	$39.44
Cash dividends declared	$1.55	$1.15	$.40	$.96	$2.61
(a)	Includes the impact of RBC Bank (USA), which we acquired on March 2, 2012.
(b)	Includes the impact of National City, which we acquired on December 31, 2008.
(c)	Amount for 2009 includes recognition of a $1.1 billion pretax gain on our portion of the increase in BlackRock’s equity resulting from the value of BlackRock shares issued in connection with BlackRock’s acquisition of Barclays Global Investors (BGI) on December 1, 2009.
(d)	Amount for 2008 includes the $504 million conforming provision for credit losses related to our National City acquisition.
(e)	Includes results of operations for PNC Global Investment Servicing Inc. (GIS) through June 30, 2010 and the related after-tax gain on sale. We sold GIS effective July 1, 2010, resulting in a gain of $639 million, or $328 million after taxes, recognized during the third quarter of 2010. See Sale of PNC Global Investment Servicing in the Executive Summary section of Item 7 and Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information.
(f)	We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share. The Series N Preferred Stock was issued on December 31, 2008.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

For information regarding certain business, regulatory and legal risks, see Item 1A Risk Factors, the Risk Management section of Item 7 of this Report, and Note 23 Legal Proceedings and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information. Also, see the Cautionary Statement Regarding Forward-Looking Information and Critical Accounting Estimates And Judgments sections included in Item 7 of this Report for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See also the Executive Summary section in Item 7 of this Report for additional information affecting financial performance.

The PNC Financial Services Group, Inc. – Form 10-K    29

	At or for the year ended December 31
Dollars in millions, except as noted	2012 (a) (b)	2011 (b)	2010 (b)	2009 (b)	2008 (c)
BALANCE SHEET HIGHLIGHTS
Assets	$305,107	$271,205	$264,284	$269,863	$291,081
Loans	185,856	159,014	150,595	157,543	175,489
Allowance for loan and lease losses	4,036	4,347	4,887	5,072	3,917
Interest-earning deposits with banks	3,984	1,169	1,610	4,488	14,859
Investment securities	61,406	60,634	64,262	56,027	43,473
Loans held for sale	3,693	2,936	3,492	2,539	4,366
Goodwill and other intangible assets	10,869	10,144	10,753	12,909	11,688
Equity investments	10,877	10,134	9,220	10,254	8,554
Noninterest-bearing deposits	69,980	59,048	50,019	44,384	37,148
Interest-bearing deposits	143,162	128,918	133,371	142,538	155,717
Total deposits	213,142	187,966	183,390	186,922	192,865
Transaction deposits (d)	176,705	147,637	134,654	126,244	110,997
Borrowed funds (e)	40,907	36,704	39,488	39,261	52,240
Total shareholders’ equity	39,003	34,053	30,242	29,942	25,422
Common shareholders’ equity	35,413	32,417	29,596	22,011	17,490
CLIENT ASSETS (billions)
Discretionary assets under management	$112	$107	$108	$103	$103
Nondiscretionary assets under management	112	103	104	102	125
Total assets under administration	224	210	212	205	228
Brokerage account assets (f)	38	34	34	32	29
Total client assets	$262	$244	$246	$237	$257
SELECTED RATIOS
Net interest margin (g)	3.94%	3.92%	4.14%	3.82%	3.37%
Noninterest income to total revenue	38	39	39	44	39
Efficiency	68	64	57	56	59
Return on
Average common shareholders’ equity	8.31	9.56	10.88	9.78	6.52
Average assets	1.02	1.16	1.28	.87	.64
Loans to deposits	87	85	82	84	91
Dividend payout	29.0	20.2	6.8	21.4	104.6
Tier 1 common	9.6	10.3	9.8	6.0	4.8
Tier 1 risk-based	11.6	12.6	12.1	11.4	9.7
Common shareholders’ equity to total assets	11.6	12.0	11.2	8.2	6.0
Average common shareholders’ equity to average assets	11.5	11.9	10.4	7.2	9.6
SELECTED STATISTICS
Employees	56,285	51,891	50,769	55,820	59,595
Retail Banking branches	2,881	2,511	2,470	2,513	2,581
ATMs	7,282	6,806	6,673	6,473	6,233
Residential mortgage servicing portfolio (billions)	$135	$131	$139	$158	$187
Commercial mortgage servicing portfolio (billions)	$282	$267	$266	$287	$270
(a)	Includes the impact of RBC Bank (USA), which we acquired on March 2, 2012.
(b)	Includes the impact of National City, which we acquired on December 31, 2008.
(c)	Includes the impact of National City except for the following Selected Ratios: Net interest margin, Noninterest income to total revenue, Efficiency, Return on Average common shareholders’ equity, Return on Average assets, Dividend payout and Average common shareholders’ equity to average assets.
(d)	Represents the sum of interest-bearing money market deposits, interest-bearing demand deposits, and noninterest-bearing deposits.
(e)	Includes long-term borrowings of $19.3 billion, $20.9 billion, $24.8 billion, $26.3 billion and $33.6 billion for 2012, 2011, 2010, 2009 and 2008, respectively. Borrowings which mature more than one year after December 31, 2012 are considered to be long-term.
(f)	Amounts for 2012, 2011 and 2010 include cash and money market balances.
(g)	Calculated as taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under accounting principles generally accepted in the United States of America (GAAP) on the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the years 2012, 2011, 2010, 2009 and 2008 were $144 million, $104 million, $81 million, $65 million and $36 million, respectively.

30    The PNC Financial Services Group, Inc. – Form 10-K

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

KEY STRATEGIC GOALS

At PNC we manage our company for the long term. We are focused on revenue growth, with an emphasis on deepening customer relationships and increasing fee income, while reducing expenses. Our goal for 2013 is to deliver positive operating leverage and create momentum going into 2014, while investing for the future, and managing risk and capital. We continue to invest in our products, markets and brand, and embrace our corporate responsibility to the communities where we do business.

The primary drivers of revenue are the acquisition, expansion and retention of customer relationships. We strive to expand and deepen customer relationships by offering convenient banking options and innovative technology solutions, providing a broad range of fee-based and credit products and services, focusing on customer service, and enhancing our brand. This strategy is designed to give our customers choices based on their needs. Our approach is focused on effectively growing targeted market share and “share of wallet” rather than short term fee revenue optimization. We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

PNC faces a variety of risks that may impact various aspects of our risk profile from time to time. The extent of such impacts may vary depending on factors such as the current economic, political and regulatory environment, merger and acquisition activity, and operational challenges. Many of these risks and our risk management strategies are described in more detail elsewhere in this Report.

Our priorities for 2013 are to build capital to support client growth and business investment, maintain appropriate capital in light of economic uncertainty and the Basel III framework and return excess capital to shareholders, subject to regulatory approval. We continue to work to improve the quality of our capital and expect to build capital through retained earnings. PNC continues to maintain a strong bank holding company liquidity position. See the Capital and Liquidity Actions section of this Executive Summary, the Funding and Capital Sources section of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 of this Report.

RBC BANK (USA) ACQUISITION

On March 2, 2012, we acquired 100% of the issued and outstanding common stock of RBC Bank (USA), the U.S. retail banking subsidiary of Royal Bank of Canada. As part of the acquisition, PNC also purchased a credit card portfolio from RBC Bank (Georgia), National Association. PNC paid $3.6 billion in cash as the consideration for the acquisition of both RBC Bank (USA) and the credit card portfolio. The transaction added approximately $18.1 billion in deposits, $14.5 billion of loans and $1.1 billion of goodwill and intangible assets to PNC’s Consolidated Balance Sheet. Our Consolidated Income Statement includes the impact of business activity associated with the RBC Bank (USA) acquisition subsequent to March 2, 2012.

RBC Bank (USA), based in Raleigh, North Carolina, operated more than 400 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The primary reasons for the acquisition of RBC Bank (USA) were to enhance shareholder value, to improve PNC’s competitive position in the financial services industry, and to further expand PNC’s existing branch network in the states where it currently operates as well as expanding into new markets. When combined with PNC’s existing network, PNC now has 2,881 branches across 17 states and the District of Columbia, ranking it fifth among U.S. banks in branches. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding this acquisition and the Smartstreet divestiture and 2011 branch acquisitions described below.

SALE OF SMARTSTREET

Effective October 26, 2012, PNC divested certain deposits and assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition, to Union Bank, N.A. Smartstreet is a nationwide business focused on homeowner or community association managers and had approximately $1 billion of assets and deposits as of September 30, 2012. The gain on sale was immaterial and resulted in a reduction of goodwill and core deposit intangibles of $46 million and $13 million, respectively.

BRANCH ACQUISITIONS

Effective December 9, 2011, PNC acquired 27 branches in the northern metropolitan Atlanta, Georgia area from Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, Inc. Effective June 6, 2011, PNC acquired 19 branches in the greater Tampa, Florida area from BankAtlantic, a subsidiary of BankAtlantic Bancorp, Inc. Our Consolidated Income Statement includes the impact of the branch activity subsequent to each date of the respective acquisitions.

The PNC Financial Services Group, Inc. – Form 10-K    31

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

CAPITAL AND LIQUIDITY ACTIONS

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Board of Governors of the Federal Reserve System (Federal Reserve) and our primary bank regulators as part of the Comprehensive Capital Analysis and Review (CCAR) process. This capital adequacy assessment is based on a review of a comprehensive capital plan submitted to the Federal Reserve. In connection with the 2013 CCAR, PNC filed its capital plan and stress testing results with the Federal Reserve on January 7, 2013. PNC expects to receive the Federal Reserve’s response (either a non-objection or objection) to the capital plan submitted as part of the 2013 CCAR by March 15, 2013. For additional information concerning the CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, see Item 1 Business – Supervision and Regulation of this Report.

A summary of 2012 capital and liquidity actions follows.

DEBT SECURITIES ISSUED

On March 8, 2012, PNC Funding Corp issued $1 billion of senior notes, unconditionally guaranteed by The PNC Financial Services Group, Inc., due March 8, 2022. Interest is paid semi-annually at a fixed rate of 3.30%. The offering resulted in gross proceeds to us of $990 million before offering related expenses. We used the net proceeds from this offering for general corporate purposes, which included advances to PNC and its subsidiaries to finance their activities, repayment of outstanding indebtedness, and repurchases and redemptions of issued and outstanding securities of PNC and its subsidiaries.

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

PREFERRED STOCK ISSUED

On April 24, 2012, we issued 60 million depositary shares, each representing a 1/4,000th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P, in an underwritten public offering resulting in gross proceeds of $1.5 billion to us before commissions and expenses. We used the net proceeds from the sale of the depositary shares for general corporate purposes, which included repurchases and redemptions of issued and outstanding securities of PNC and its subsidiaries, including trust preferred securities.

On September 21, 2012 we issued 18 million depositary shares, each representing a 1/4,000th interest in a share of our 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q, in an underwritten public offering resulting in gross proceeds of $450 million to us before commissions and expenses. On October 9, 2012, pursuant to the underwriting agreement for this offering, we issued an additional 1.2 million depositary shares in satisfaction of an option granted to the underwriters in the underwriting agreement to cover over-allotments, resulting in additional gross proceeds of $30 million. We used the net proceeds from the sales of the depositary shares for general corporate purposes, which included advances to our subsidiaries to finance their activities, repayment of

32    The PNC Financial Services Group, Inc. – Form 10-K

outstanding indebtedness, and repurchases and redemptions of issued and outstanding securities of PNC and its subsidiaries.

SENIOR DEBT ISSUED AND REDEMPTION OF NORMAL APEX

On November 9, 2012 PNC issued $500.1 million of its parent company Senior Notes due November 9, 2022 (the “Senior Notes”) which were sold in a secondary public offering made in connection with the remarketing of PNC’s Remarketable 8.729% Junior Subordinated Notes due 2043 (the “Subordinated Notes”) owned by the National City Preferred Capital Trust I (the “Trust”). In the remarketing the Trust sold the Subordinated Notes and PNC exchanged the Senior Notes with the purchasers of the Subordinated Notes. The Senior Notes were then sold by the purchasers in the secondary public offering. The Senior Notes bore interest at 8.729% from and including June 10, 2012, to but excluding November 9, 2012 and thereafter bear interest at 2.854% per annum. The proceeds of the remarketing were ultimately used by the Trust, after the completion of the Preferred Stock transactions described below, to redeem all $500.0 million outstanding of its 12% Fixed-to-Floating Rate Normal APEX and $.1 million Common Securities of the Trust.

In the fourth quarter of 2012, PNC incurred noncash charges for unamortized discounts of $70 million related to this redemption. After the closing of these transactions, including the redemption of the Normal APEX, only the Senior Notes due November 9, 2022 remain outstanding.

As required under a stock purchase contract agreement, the Trust purchased $500.1 million of PNC’s Non-Cumulative Perpetual Preferred Stock, Series M (the “Preferred Stock”). PNC then redeemed all of the Preferred Stock from the Trust immediately upon its issuance. See Note 19 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report for further detail.

A summary of 2013 capital and liquidity actions to date follows.

On January 28, 2013, PNC Bank, N.A. issued:

•

$750 million of fixed rate senior notes with a maturity date of January 28, 2016. Interest is payable semi-annually, at a fixed rate of .80%, on January 28 and July 28 of each year, beginning on July 28, 2013.

•

$250 million of floating rate senior notes with a maturity date of January 28, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .31% on January 28, April 28, July 28, and October 28 of each year, beginning on April 28, 2013.

•

$750 million of subordinated notes with a maturity date of January 30, 2023. Interest is payable semi-annually, at a fixed rate of 2.905%, on January 30 and July 30 of each year, beginning on July 30, 2013.

On February 7, 2013, PNC announced that on March 15, 2013 we will redeem all $375 million of REIT preferred securities issued by PNC Preferred Funding Trust III. See Note 27 Subsequent Events in the Notes To Consolidated Financial Statements in Item 8 of this Report.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

There have been numerous legislative and regulatory developments and dramatic changes in the competitive landscape of our industry over the last several years.

The United States and other governments have undertaken major reform of the regulation of the financial services industry, including engaging in new efforts to impose requirements designed to strengthen the stability of the financial system and protect consumers and investors. We expect to face further increased regulation of our industry as a result of current and future initiatives intended to provide economic stimulus, financial market stability and enhanced regulation of financial services companies and to enhance the liquidity and solvency of financial institutions and markets. We also expect in many cases more intense scrutiny from our bank supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Compliance with new regulations will increase our costs and reduce our revenue. Some new regulations may limit our ability to pursue certain desirable business opportunities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), enacted in July 2010, mandates the most wide-ranging overhaul of financial industry regulation in decades. Many parts of the law are now in effect and others are now in the implementation stage, which is likely to continue for several years.

Until such time as the regulatory agencies issue final regulations implementing all of the numerous provisions of Dodd-Frank, PNC will not be able to fully assess the impact the legislation will have on its businesses. However, we believe that the expected changes will be manageable for PNC and will have an overall smaller impact on us than on our larger peers.

Included in these recent legislative and regulatory developments are evolving regulatory capital standards for financial institutions. These evolving standards include the three sets of proposed rules that the U.S. banking agencies released in June 2012 to implement the Basel III regulatory capital framework developed by the Basel Committee on Banking Supervision (Basel III) and also make other changes to U.S. regulatory capital standards for banking institutions. The Basel III proposed rules include heightened capital requirements for banking institutions in terms of both higher quality capital and higher regulatory capital ratios. The proposed Basel III rules would become effective under a phase-in period and would be in full effect on January 1, 2019.

The capital rules issued by the Federal banking agencies in June 2012 would also revise the manner in which a banking

The PNC Financial Services Group, Inc. – Form 10-K    33

institution determines its risk-weighted assets for risk-based capital purposes under the Basel II framework applicable to large or internationally active banks (referred to as the advanced approaches) and under the Basel I framework applicable to all banking institutions (referred to as the standardized approach). For additional information on the proposed capital rules issued by the U.S. banking agencies in June 2012 and the potential impact of such rules on PNC, please see Risk Factors in Item 1A of this Report.

The public comment period on these three sets of proposed rules closed on October 22, 2012, and final rules have not yet been issued. The agencies originally proposed that the Basel III and advanced approaches proposal would become effective on January 1, 2013, but subsequently indicated that the effective date of these rules remains under consideration. The standardized approach proposal is proposed to become effective on January 1, 2015.

In June 2012, the Federal banking agencies also adopted final market risk capital rules to implement the enhancements to the market risk framework adopted by the Basel Committee (commonly referred to as “Basel II.5”). The final rules, which apply to PNC, became effective January 1, 2013 and, among other things, narrow the types of positions that are subject to the market risk capital framework, establish a new stressed Value at Risk (“VaR”) charge for covered trading positions, provide for certain market risk-related public disclosures and replace references to credit ratings in the market risk rules with alternative methodologies for assessing credit risk.

A number of other reform provisions are likely to significantly impact the ways in which banks and bank holding companies, including PNC, do business. We provide additional information on a number of these provisions (including new regulatory agencies (such as the Consumer Financial Protection Bureau (CFPB)), consumer protection regulation, enhanced prudential standards (including stress test requirements), limitations on investment in and sponsorship of funds, risk retention by securitization participants, new regulation of derivatives, and potential applicability of state consumer protection laws) and some of their potential impacts on PNC in Item 1 Business–Supervision and Regulation and Item 1A Risk Factors of this Report.

As noted in prior filings, in April 2011, PNC and other mortgage servicers entered into Consent Orders with the OCC and Federal Reserve Board requiring, among other matters, that the servicers retain independent consultants to conduct reviews of default and foreclosure files from the 2009-2010 timeframe regarding possible improper financial harm to borrowers as a result of such default and foreclosure activities. In early 2013, PNC and 12 other servicers agreed with the OCC and the Federal Reserve to end the independent consultants’ files review program and to replace it with an accelerated remediation process. PNC agreed to pay approximately $70 million for distribution to potentially affected borrowers in the review population, and agreed to provide approximately $111 million in additional loss mitigation or other foreclosure prevention relief, which may be satisfied pursuant to the amended consent orders by a variety of borrower relief actions or by additional cash payments or resource commitments to borrower counseling or education. PNC expects residential mortgage foreclosure-related compliance expenses to decrease substantially in 2013 compared with 2012.

There have been, and continue to be, numerous other governmental, legislative and regulatory inquiries and investigations on this topic and other issues related to mortgage lending and servicing. These inquiries and investigations may result in significant additional actions, penalties or other remedies.

For additional information, including with respect to some of the governmental, legislative and regulatory inquiries and investigations, please see Risk Factors in Item 1A of this Report and Note 23 Legal Proceedings and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report.

The mortgage industry, including PNC, has seen further changes in behavior and demand patterns of government-sponsored enterprises, FHLMC and FNMA, for loans sold into agency securitizations, primarily focused on loans originated prior to 2008. PNC recorded an additional pre-tax provision of $761 million in 2012 for residential mortgage repurchase obligations related to expected elevated levels of repurchase demands bringing the total reserve on our balance sheet for residential mortgage repurchase claims at December 31, 2012 to $614 million.

HURRICANE SANDY

During the last week of October 2012, Hurricane Sandy caused widespread damage along the East Coast particularly in New Jersey, a key market area for us. The storm resulted in significant property damage to our customers, the closing or disruption of many businesses and damage to the community infrastructure. Despite the damage and disruption to some of its branches and facilities, PNC assisted its customers, clients and borrowers in the affected areas. PNC waived a number of checking account and loan fees, including late payment fees on business and consumer loans, which did not have a significant impact to PNC’s financial statements. PNC also incurred expenses related to Hurricane Sandy the majority of which are related to damage to branches in the affected areas. In addition, PNC also experienced some credit-related expenses. These expenses did not have a significant impact to PNC’s financial statements.

34    The PNC Financial Services Group, Inc. – Form 10-K

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	General economic conditions, including the continuity, speed and stamina of the moderate economic recovery in general and on our customers in particular,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for non-loan products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•	The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined elsewhere in this Report, and
•	The impact of market credit spreads on asset valuations.

In addition, our success will depend upon, among other things:

•	Further success in growing profitability through the acquisition and retention of customers,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings into our Southeast markets,
•	Revenue growth and our ability to provide innovative and valued products to our customers,
•	Our ability to utilize technology to develop and deliver products and services to our customers,
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•	A sustained focus on expense management,
•	Managing the non-strategic assets portfolio and impaired assets,
•	Improving our overall asset quality,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to manage risk in keeping with a moderate risk philosophy, and to meet evolving regulatory capital standards,
•	Actions we take within the capital and other financial markets,
•	The impact of legal and regulatory-related contingencies, and
•	The appropriateness of reserves needed for critical estimates and related contingencies.

For additional information, please see Risk Factors in Item 1A of this Report and the Cautionary Statement Regarding Forward-Looking Information section in this Item 7.

Table 1: Summary Financial Results

Year ended December 31	2012	2011
Net income (millions)	$3,001	$3,071
Diluted earnings per common share from net income	$5.30	$5.64
Return from net income on:
Average common shareholders’ equity	8.31%	9.56%
Average assets	1.02%	1.16%

INCOME STATEMENT HIGHLIGHTS

Our performance in 2012 included the following:

•

Net income for 2012 of $3.0 billion decreased 2 percent compared to 2011. Revenue growth of 8 percent and a decline in the provision for credit losses were more than offset by a 16 percent increase in noninterest expense in 2012 compared with 2011. Further detail is included below and in the Consolidated Income Statement Review section of this Item 7.

•	Net interest income of $9.6 billion for 2012 increased 11 percent compared with 2011 driven by the impact of the RBC Bank (USA) acquisition, organic loan growth and lower funding costs.
•

Noninterest income of $5.9 billion for 2012 increased $.2 billion compared to 2011. The increase was primarily driven by higher residential mortgage loans sales revenue related to an increase in loan origination volume, gains on sales of Visa Class B common shares and higher corporate service fees, largely offset by higher provision for residential mortgage repurchase obligations.

•	The provision for credit losses decreased to $1.0 billion for 2012 compared to $1.2 billion for 2011. The decline in the comparison was driven by overall credit quality improvement.
•

Noninterest expense of $10.6 billion for 2012 increased $1.5 billion compared with 2011 primarily driven by operating expense for the RBC Bank (USA) acquisition, higher integration costs, increased noncash charges related to redemption of trust preferred securities and a charge for residential mortgage banking goodwill impairment, partially offset by the impact from higher residential mortgage foreclosure-related expenses in 2011.

The PNC Financial Services Group, Inc. – Form 10-K    35

CREDIT QUALITY HIGHLIGHTS

•	Overall credit quality improved during 2012.
•

Nonperforming assets of $3.8 billion at December 31, 2012 decreased 9 percent compared to December 31, 2011. The decrease in nonperforming assets from December 31, 2011 was primarily attributable to decreases in commercial real estate and commercial nonperforming loans. This decrease was partially offset by the acquisition of RBC Bank (USA) and higher nonperforming home equity loans from a change in policy for home equity loans past due 90 days being placed on nonaccrual status, compared to a prior policy of past due 180 days. Additionally, pursuant to regulatory guidance issued in the third quarter of 2012, nonperforming consumer loans increased related to changes in treatment of certain loans classified as TDRs resulting from bankruptcy. Of these loans, approximately 78% were current on their payments as of December 31, 2012. Further detail is included in the Credit Risk Management portion of the Risk Management section of this Item 7.

•

Accruing loans past due 90 days or more of $2.4 billion at December 31, 2012 decreased $.6 billion, or 21 percent, from December 31, 2011, primarily due to a decline in government insured delinquent residential real estate loans, a decline in delinquent home equity loans due to a change in policy for home equity loans past due 90 days being placed on nonaccrual status, compared to prior policy of past due 180 days, and a decrease in non government insured residential real estate loans pursuant to regulatory guidance issued in the third quarter of 2012 related to changes in treatment of certain loans classified as TDRs resulting from bankruptcy. Further detail is included in the Credit Risk Management portion of the Risk Management section of this Item 7.

•

Net charge-offs of $1.3 billion for 2012 were down 21 percent compared to net charge-offs of $1.6 billion for 2011. The allowance for loan and lease losses was 2.17% of total loans and 124% of nonperforming loans at December 31, 2012, compared with 2.73% and 122% at December 31, 2011, respectively.

BALANCE SHEET HIGHLIGHTS

•	Total loans increased by $27 billion, or 17 percent, to $186 billion at December 31, 2012 compared to $159 billion at December 31, 2011.
•	Total commercial lending increased by $20.6 billion, or 23 percent, from December 31, 2011, due to strong organic growth and the impact from the RBC Bank (USA) acquisition.
•	Total consumer lending increased $6.2 billion, or 9 percent, from December 31, 2011 primarily in home equity and automobile loans, including the impact from the RBC Bank (USA) acquisition.
•	Total deposits were $213 billion at December 31, 2012 compared with $188 billion at December 31, 2011.
•

Transaction deposits increased to $177 billion at December 31, 2012 compared to $148 billion at December 31, 2011, including the impact from the RBC Bank (USA) acquisition as well as organic transaction deposit growth from increases in both consumer and commercial liquidity. Transaction deposits were 83% percent of total deposits at December 31, 2012, reflecting our strong customer focus and core strategy to grow checking relationships.

•	Retail certificates of deposit declined by $5.7 billion at December 31, 2012 from December 31, 2011 due to runoff of maturing accounts.
•

As of February 22, 2013, deposits have declined by approximately 2.7% from the December 31, 2012 level as a result of seasonal and normal business activity. Deposit fluctuations due to the Transaction Account Guarantee Program’s expiration have not been significant. Management expects that in the current interest rate environment, additional deposit runoff will not be significant.

•	PNC’s balance sheet remained core funded with a loans to deposits ratio of 87 percent at December 31, 2012 and retained a strong bank holding company liquidity position.
•	Trust preferred securities and hybrid capital securities redeemed in 2012 totaled $2.3 billion with a weighted average rate of 8.3 percent, effectively lowering funding costs.
•	PNC issued approximately $2 billion of preferred stock in 2012 with a weighted average rate of 5.9 percent.
•

PNC had strong capital levels at December 31, 2012 with a Tier 1 common capital ratio of 9.6 percent compared to 10.3 percent at December 31, 2011, which reflected a decrease of approximately 1.2 percentage points from the acquisition of RBC Bank (USA), partially offset by retention of earnings.

•

PNC’s estimated proforma Basel III Tier 1 common capital ratio was 7.5 percent at December 31, 2012 without benefit of phase-ins, based on current understanding of Basel III proposed rules, estimates of Basel II (with proposed modifications) risk-weighted assets, and application of Basel II.5 rules. PNC’s goal is to be within a Basel III Tier 1 common capital ratio range of between 8.0 to 8.5 percent by year end 2013 without benefit of phase-ins. We believe we are positioned to reach this goal.

•	In April 2012 the PNC board of directors raised the quarterly cash dividend on common stock to 40 cents

36    The PNC Financial Services Group, Inc. – Form 10-K

per share, an increase of 5 cents per share, or 14 percent. PNC purchased $190 million of common stock in 2012 under a $250 million authorization as part of its existing 25 million share repurchase program in open market or privately negotiated transactions.

Our Consolidated Income Statement Review section of this Item 7 describes in greater detail the various items that impacted our results for 2012 and 2011.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Total assets were $305.1 billion at December 31, 2012 compared with $271.2 billion at December 31, 2011. The increase from year end 2011 was primarily due to the addition of assets from the RBC Bank (USA) acquisition and organic loan growth.

Various seasonal and other factors impact our period-end balances whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Item 7 provides information on changes in selected Consolidated Balance Sheet categories at December 31, 2012 compared with December 31, 2011.

Total average assets increased to $295.0 billion for 2012 compared with $265.3 billion for 2011, reflecting an increase of $24.2 billion in average interest-earning assets to $248.6 billion for 2012, compared with $224.3 billion in 2011. The increase in average interest-earning assets was primarily driven by an increase in average total loans, including those acquired from the RBC Bank (USA) acquisition.

Total loans at December 31, 2012 increased $26.8 billion to $185.9 billion compared to December 31, 2011. Average total loans increased by $24.6 billion to $176.6 billion for 2012 compared with 2011, primarily due to increases in average commercial loans of $17.2 billion and in average consumer loans of $5.1 billion. Loans added from the RBC Bank (USA) acquisition contributed to the increase. In addition, average commercial loans increased from organic loan growth primarily in corporate banking, real estate and asset-based lending and average consumer loans increased due to growth in indirect auto loans. Loans represented 71 percent of average interest-earning assets for 2012 compared to 68 percent for 2011.

Average investment securities increased $1.1 billion to $60.8 billion in 2012 compared with 2011. Total investment securities comprised 24 percent of average interest-earning assets for 2012 and 27 percent for 2011.

Average noninterest-earning assets totaled $46.5 billion in 2012 compared with $41.0 billion in 2011. The increase included the impact of higher adjustments for net unrealized gains on securities, which are included in noninterest-earning assets for average balance sheet purposes, the impact of the

RBC Bank (USA) acquisition, including goodwill, and an increase in equity investments.

Average total deposits increased by $18.5 billion to $201.6 billion in 2012 compared with 2011. This increase primarily resulted from an increase in average transaction deposits of $23.9 billion partially offset by a decrease of $7.4 billion in retail certificates of deposit attributable to runoff of maturing accounts. Growth in average noninterest-bearing deposits, average money market deposits and average interest-bearing demand deposits drove the increase in transaction deposits, which resulted from deposits added in the RBC Bank (USA) acquisition and organic growth. Average transaction deposits were $161.9 billion for 2012 compared with $138.0 billion for 2011. Total deposits at December 31, 2012 were $213.1 billion compared with $188.0 billion at December 31, 2011 and are further discussed within the Consolidated Balance Sheet Review section of this Item 7.

Average total deposits represented 68 percent of average total assets for 2012 and 69 percent for 2011.

Average borrowed funds increased to $41.8 billion for 2012 compared with $35.7 billion for 2011. An increase in commercial paper and net issuances of Federal Home Loan Bank (FHLB) borrowings during 2012 drove the increase compared with 2011. Total borrowed funds at December 31, 2012 were $40.9 billion compared with $36.7 billion at December 31, 2011 and are further discussed within the Consolidated Balance Sheet Review section of this Item 7. In addition, the Liquidity Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding our sources and uses of borrowed funds.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $3.4 billion for 2012 and $3.1 billion for 2011. Highlights of results for 2012 and 2011 are included below. Enhancements were made to the internal funds transfer pricing methodology during the second quarter of 2012. Retrospective application of our new funds transfer pricing methodology has been made to the prior period reportable business segment results and disclosures to create comparability to the current period presentation, which we believe is more meaningful to readers of our financial statements. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated. During the third quarter of 2012, PNC increased the amount of internally observed data used in estimating the key commercial lending assumptions of Probabilities of Default (PDs) and Losses Given Default (LGDs). The estimated impact as of the beginning of the third quarter 2012 was approximately an increase of $41 million and a decrease of $55 million to the provision for credit losses of Retail Banking and Corporate & Institutional Banking, respectively. Prior periods are not presented on a comparable basis as it is not practicable to do so.

The PNC Financial Services Group, Inc. – Form 10-K    37

We refer you to Item 1 of this Report under the captions Business Overview and Review of Business Segments for an overview of our business segments and to the Business Segments Review section of this Item 7 for the Results Of Businesses – Summary table and further analysis of business segment results for 2012 and 2011, including presentation differences from Note 26 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report.

We provide a reconciliation of total business segment earnings to PNC consolidated income from continuing operations before noncontrolling interests as reported according to accounting principles generally accepted in the United States of America (GAAP) in Note 26 Segment Reporting in our Notes To Consolidated Financial Statements of Item 8 of this Report.

RETAIL BANKING

Retail Banking earned $596 million in 2012 compared with $371 million in 2011. The increase in earnings resulted from organic growth in transaction deposit balances, gains on sales of Visa Class B common shares, lower rates paid on deposits, higher levels of customer-initiated transactions, a lower provision for credit losses, and the impact of the RBC Bank (USA) acquisition, partially offset by the regulatory impact of lower interchange fees on debit card transactions and higher additions to legal reserves.

CORPORATE & INSTITUTIONAL BANKING

Corporate & Institutional Banking earned $2.3 billion in 2012 compared with $1.9 billion in 2011. The increase in earnings was primarily due to higher revenue partially offset by higher noninterest expense and a provision for credit losses of zero in 2012 compared with a benefit of $124 million in 2011. We continued to focus on building client relationships including increasing cross sales and adding new clients where the risk-return profile was attractive.

ASSET MANAGEMENT GROUP

Asset Management Group earned $145 million in 2012 compared with $168 million in 2011. Assets under administration increased to $224 billion at December 31, 2012 from $210 billion at December 31, 2011 driven by stronger average equity markets. Revenue increased $44 million in the year over year comparison as strong sales and higher average equity markets increased noninterest income by 4% and higher average deposit balances increased net interest income by 6%. The revenue increase was offset by higher noninterest expense from strategic business investments and higher provision for credit losses.

RESIDENTIAL MORTGAGE BANKING

Residential Mortgage Banking reported a loss of $308 million in 2012 compared with earnings of $89 million in 2011. Earnings declined from the prior year primarily as a result of higher provision for residential mortgage repurchase obligations, higher noninterest expense, including goodwill impairment, and lower net hedging gains on mortgage servicing rights, partially offset by increased loan sales revenue driven by higher loan origination volume.

BLACKROCK

Our BlackRock business segment earned $395 million in 2012 and $361 million in 2011. We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the SEC.

NON-STRATEGIC ASSETS PORTFOLIO

This business segment consists primarily of non-strategic assets obtained through acquisitions of other companies. Non-Strategic Assets Portfolio had earnings of $237 million for 2012 compared with $200 million in 2011. The increase was primarily attributable to a lower provision for credit losses, partially offset by lower net interest income driven by declines in loan balances and purchase accounting accretion.

OTHER

“Other” had a loss of $392 million in 2012 compared with a loss of $58 million in 2011. The increase in loss in the 2012 period was primarily due to higher integration costs and noncash charges related to redemption of trust preferred securities.

38    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 8 of this Report.

Net income for 2012 was $3.0 billion compared with $3.1 billion for 2011. Revenue growth of 8 percent and a decline in the provision for credit losses were more than offset by a 16 percent increase in noninterest expense in 2012 compared to 2011. Further detail is included in the Net Interest Income, Noninterest Income, Provision For Credit Losses and Noninterest Expense portions of this Consolidated Income Statement Review.

NET INTEREST INCOME

Table 2: Net Interest Income and Net Interest Margin

Year ended December 31 Dollars in millions	2012	2011
Net interest income	$9,640	$8,700
Net interest margin	3.94%	3.92%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information (Unaudited) – Average Consolidated Balance Sheet And Net Interest Analysis and Analysis Of Year-To-Year Changes In Net Interest Income in Item 8 of this Report and the discussion of purchase accounting accretion of purchased impaired loans in the Consolidated Balance Sheet Review in this Item 7 for additional information.

The increase in net interest income in 2012 compared with 2011 was primarily due to the impact of the RBC Bank (USA) acquisition, organic loan growth and lower funding costs. Purchase accounting accretion remained stable at $1.1 billion in both periods.

The net interest margin was 3.94% for 2012 and 3.92% for 2011. The increase in the comparison was primarily due to a decrease in the weighted-average rate accrued on total interest-bearing liabilities of 29 basis points, largely offset by a 21 basis point decrease on the yield on total interest-earning assets. The decrease in the rate on interest-bearing liabilities was primarily due to the runoff of maturing retail certificates of deposit and the redemption of additional trust preferred and hybrid capital securities during 2012, in addition to an increase in FHLB borrowings and commercial paper as lower-cost funding sources. The decrease in the yield on interest-earning assets was primarily due to lower rates on new loan volume and lower yields on new securities in the current low rate environment.

With respect to the first quarter of 2013, we expect net interest income to decline by two to three percent compared to fourth quarter 2012 net interest income of $2.4 billion, due to a decrease in purchase accounting accretion of up to $50 to $60 million, including lower expected cash recoveries.

For the full year 2013, we expect net interest income to decrease compared with 2012, assuming an expected decline in purchase accounting accretion of approximately $400 million, while core net interest income is expected to increase in the year-over-year comparison. We believe our net interest margin will come under pressure in 2013, due to the expected decline in purchase accounting accretion and assuming that the current low rate environment continues.

NONINTEREST INCOME

Noninterest income totaled $5.9 billion for 2012 and $5.6 billion for 2011. The overall increase in the comparison was primarily due to an increase in residential mortgage loan sales revenue driven by higher loan origination volume, gains on sales of Visa Class B common shares and higher corporate service fees, largely offset by higher provision for residential mortgage repurchase obligations.

Asset management revenue, including BlackRock, totaled $1.2 billion in 2012 compared with $1.1 billion in 2011. This increase was primarily due to higher earnings from our BlackRock investment. Discretionary assets under management increased to $112 billion at December 31, 2012 compared with $107 billion at December 31, 2011 driven by stronger average equity markets, positive net flows and strong sales performance.

For 2012, consumer services fees were $1.1 billion compared with $1.2 billion in 2011. The decline reflected the regulatory impact of lower interchange fees on debit card transactions partially offset by customer growth. As further discussed in the Retail Banking portion of the Business Segments Review section of this Item 7, the Dodd-Frank limits on interchange rates were effective October 1, 2011 and had a negative impact on revenue of approximately $314 million in 2012 and $75 million in 2011. This impact was partially offset by higher volumes of merchant, customer credit card and debit card transactions and the impact of the RBC Bank (USA) acquisition.

Corporate services revenue increased by $.3 billion, or 30 percent, to $1.2 billion in 2012 compared with $.9 billion in 2011 due to higher commercial mortgage servicing revenue and higher merger and acquisition advisory fees in 2012. The major components of corporate services revenue are treasury management revenue, corporate finance fees, including revenue from capital markets-related products and services, and commercial mortgage servicing revenue, including commercial mortgage banking activities. See the Product Revenue portion of this Consolidated Income Statement Review for further detail.

The PNC Financial Services Group, Inc. – Form 10-K    39

Residential mortgage revenue decreased to $284 million in 2012 from $713 million in 2011. This decrease of $429 million, or 60 percent, was largely due to a higher provision for residential mortgage repurchase obligations of $761 million in 2012 compared with $102 million in 2011, partially offset by an increase in loan sales revenue driven by higher loan origination volume.

The higher provision for residential mortgage repurchase obligations in 2012 reflected expected further elevated levels of repurchase demands primarily as a result of changes in behaviors and demand patterns of two government-sponsored enterprises, FHLMC and FNMA, for loans sold into agency securitizations. The recorded liability for residential mortgage indemnification and repurchase claims was $614 million at December 31, 2012. See the Recourse And Repurchase Obligations section of this Item 7 for more detail.

Service charges on deposits grew to $573 million in 2012 compared with $534 million in 2011. This increase reflected continued success in growing customers, including through the RBC Bank (USA) acquisition.

Net gains on sales of securities totaled $204 million for 2012 and $249 million for 2011. The net credit component of other-than-temporary impairment (OTTI) of securities recognized in earnings was $111 million in 2012 compared with $152 million for 2011.

Other noninterest income increased by $.4 billion, or 38 percent, to $1.5 billion for 2012 compared with $1.1 billion for 2011. This increase was primarily due to $267 million of gains on sales of approximately 9 million Visa Class B common shares during the third and fourth quarters of 2012, as well as higher revenue associated with private equity investments. We continue to hold approximately 14.4 million Visa Class B common shares with an estimated fair value of approximately $916 million as of December 31, 2012. Our recorded investment in these remaining shares was approximately $251 million at December 31, 2012.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Further details regarding our trading activities are included in the Market Risk Management – Trading Risk portion of the Risk Management section of this Item 7. Further details regarding private and other equity investments are included in the Market Risk Management – Equity And Other Investment Risk portion of the Risk Management section of this Item 7, and further details regarding gains or losses related to our equity investment in BlackRock are included in the Business Segments Review section of this Item 7.

For 2013, we currently expect both noninterest income and total revenue to increase compared with 2012.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities for customers of all our business segments. A portion of the revenue and expense related to these products is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in the Corporate & Institutional Banking table in the Business Segments Review section of this Item 7 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, totaled $1.4 billion for 2012 and $1.3 billion for 2011. Higher deposit balances along with strong growth in commercial card, lockbox and traditional products, including DDA, wire and ACH, led to the favorable results.

Revenue from capital markets-related products and services totaled $710 million in 2012 compared with $622 million in 2011. The comparison reflects higher merger and acquisition advisory fees and strong customer driven capital markets activity.

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

Commercial mortgage banking activities resulted in revenue of $330 million in 2012 compared with $136 million in 2011. The increase in the comparison was mainly due to the impact of recoveries on commercial mortgage servicing rights in 2012 compared to impairments taken during 2011.

40    The PNC Financial Services Group, Inc. – Form 10-K

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $1.0 billion for 2012, a decrease of $.2 billion, or 14 percent, compared with $1.2 billion for 2011. The decline in the comparison was driven by overall credit quality improvement.

We currently expect our provision for credit losses in the first quarter of 2013 to be between $200 and $300 million, as we expect the benefit of commercial loan reserve releases to be lower in 2013 compared to 2012.

The Credit Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding factors impacting the provision for credit losses. See also Item 1A Risk Factors and the Cautionary Statement Regarding Forward-Looking Information section of Item 7 of this Report.

NONINTEREST EXPENSE

Noninterest expense was $10.6 billion for 2012 and $9.1 billion for 2011. Noninterest expense for 2012 included noncash charges of $295 million related to redemption of trust preferred securities, integration costs of $267 million, $225 million of residential mortgage foreclosure-related expenses, and a noncash charge of $45 million for residential mortgage banking goodwill impairment. Noninterest expense for 2011 included $324 million of residential mortgage foreclosure-related expenses, $198 million of noncash charges related to redemption of trust preferred securities and $42 million of integration costs. The increase in noninterest expense in 2012 compared with 2011 also reflected operating expense for the RBC Bank (USA) acquisition, higher personnel expense, higher settlements for other litigation and increased expenses for other real estate owned.

In the first quarter of 2013, we expect noninterest expense to decrease by at least $300 million compared to noninterest expense in fourth quarter 2012 of $2.8 billion. This expected decline is primarily due to our expectations for a significant reduction in residential mortgage foreclosure-related compliance expenses, which were $91 million in the fourth quarter and included the impact of a charge of approximately $70 million for the early 2013 amendment to our foreclosure consent orders, and for no anticipated noncash charges related to redemption of trust preferred securities and goodwill impairment, and integration costs, which were $70 million, $45 million and $35 million in the fourth quarter of 2012, respectively.

For full year 2013, we have increased our continuous improvement expense savings goal to $700 million, which represents approximately 7 percent of our noninterest expense in 2012 and reflects an expected decline in residential mortgage foreclosure-related compliance expenses. We expect that amount to be offset by investments in our businesses and infrastructure, including the full year impact of investing in the Southeast. However, we are not expecting to incur integration costs in 2013 and anticipate the charges for any noncash charges related to redemption of trust preferred securities to be approximately $60 million or less in 2013.

As a result, we currently expect total noninterest expense for 2013 to decline by mid-single digits on a percentage basis compared with 2012.

EFFECTIVE INCOME TAX RATE

The effective income tax rate was 23.9% in 2012 compared with 24.5% in 2011. The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing partnerships and other tax exempt investments.

We expect our 2013 full year effective tax rate to be between 25 to 26 percent, reflecting expected higher pre-tax income.

The PNC Financial Services Group, Inc. – Form 10-K    41

CONSOLIDATED BALANCE SHEET REVIEW

Table 3: Summarized Balance Sheet Data

In millions	December 31 2012	December 31 2011
Assets
Loans	$185,856	$159,014
Investment securities	61,406	60,634
Cash and short-term investments	12,763	9,992
Loans held for sale	3,693	2,936
Goodwill and other intangible assets	10,869	10,144
Equity investments	10,877	10,134
Other, net	19,643	18,351
Total assets	$305,107	$271,205
Liabilities
Deposits	$213,142	$187,966
Borrowed funds
Commercial paper	8,453	4,271
Other	32,454	32,433
Other	9,293	9,289
Total liabilities	263,342	233,959
Total shareholders’ equity	39,003	34,053
Noncontrolling interests	2,762	3,193
Total equity	41,765	37,246
Total liabilities and equity	$305,107	$271,205

The summarized balance sheet data above is based upon the Consolidated Balance Sheet in Item 8 of this Report.

The increase in total assets of $33.9 billion at December 31, 2012 compared with December 31, 2011 was primarily due to the addition of assets from the RBC Bank (USA) acquisition and organic loan growth. Total liabilities increased $29.4 billion at December 31, 2012 compared with December 31, 2011 primarily due to the addition of deposits from the RBC Bank (USA) acquisition, organic growth in transaction deposits, and higher commercial paper and Federal Home Loan Bank borrowings, partially offset by the maturity of retail certificates of deposit and lower bank notes and senior and subordinated debt.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances of $185.9 billion at December 31, 2012 and $159.0 billion at December 31, 2011 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums of $2.7 billion at December 31, 2012 and $2.3 billion at December 31, 2011, respectively. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

Loans increased $26.9 billion as of December 31, 2012 compared with December 31, 2011. On March 2, 2012, our RBC Bank (USA) acquisition added $14.5 billion of loans, which included $6.3 billion of commercial, $2.7 billion of commercial real estate, $3.3 billion of consumer (including $3.0 billion of home equity loans and $.3 billion of credit card loans), $2.1 billion of residential real estate, and $.1 billion of equipment lease financing loans. Excluding acquisition activity, the increase in commercial loans was due to growth primarily in asset-based lending, real estate, healthcare, and public finance loans while the growth in consumer loans was primarily driven by organic growth in automobile loans and the acquisition of an indirect automobile loan portfolio in the third quarter, partially offset by lower education loans. In addition, excluding acquisition activity, residential real estate loans declined due to continued run-off.

Loans represented 61% of total assets at December 31, 2012 and 59% of total assets at December 31, 2011. Commercial lending represented 59% of the loan portfolio at December 31, 2012 and 56% at December 31, 2011. Consumer lending represented 41% of the loan portfolio at December 31, 2012 and 44% at December 31, 2011.

Commercial real estate loans represented 6% of total assets at both December 31, 2012 and December 31, 2011.

42    The PNC Financial Services Group, Inc. – Form 10-K

Table 4: Details Of Loans

In millions	December 31 2012	December 31 2011
Commercial Lending
Commercial
Retail/wholesale trade	$13,801	$11,539
Manufacturing	13,856	11,453
Service providers	12,095	9,717
Real estate related (a)	10,616	8,488
Financial services	9,026	6,646
Health care	7,267	5,068
Other industries	16,379	12,783
Total commercial	83,040	65,694
Commercial real estate
Real estate projects (b)	12,347	10,640
Commercial mortgage	6,308	5,564
Total commercial real estate	18,655	16,204
Equipment lease financing	7,247	6,416
Total Commercial Lending (c)	108,942	88,314
Consumer Lending
Home equity
Lines of credit	23,576	22,491
Installment	12,344	10,598
Total home equity	35,920	33,089
Residential real estate
Residential mortgage	14,430	13,885
Residential construction	810	584
Total residential real estate	15,240	14,469
Credit card	4,303	3,976
Other consumer
Education	8,238	9,582
Automobile	8,708	5,181
Other	4,505	4,403
Total Consumer Lending	76,914	70,700
Total loans	$185,856	$159,014
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Construction loans with interest reserves and A/B Note restructurings are not significant to PNC.

Total loans above include purchased impaired loans of $7.4 billion, or 4% of total loans, at December 31, 2012, and $6.7 billion, or 4% of total loans, at December 31, 2011.

We are committed to providing credit and liquidity to qualified borrowers. Total loan originations and new commitments and renewals totaled $157.0 billion for 2012.

Our loan portfolio continued to be diversified among numerous industries, types of businesses and consumers across our principal geographic markets.

The Allowance for Loan and Lease Losses (ALLL) and the Allowance for Unfunded Loan Commitments and Letters of Credit are sensitive to changes in assumptions and judgments and are inherently subjective as they require material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default,
•	Loss given default,
•	Exposure at date of default (EAD),
•	Movement through delinquency stages,
•	Amounts and timing of expected cash flows,
•	Value of collateral, and
•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in historical results.

HIGHER RISK LOANS

Our total ALLL of $4.0 billion at December 31, 2012 consisted of $1.8 billion and $2.2 billion established for the commercial lending and consumer lending categories, respectively. The ALLL included what we believe to be appropriate loss coverage on higher risk loans in the commercial and consumer portfolios. We do not consider government insured or guaranteed loans to be higher risk as defaults have historically been materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans is included in the Credit Risk Management portion of the Risk Management section of this Item 7 and in Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

PURCHASE ACCOUNTING ACCRETION AND VALUATION OF PURCHASED IMPAIRED LOANS

Information related to purchase accounting accretion and valuation of purchased impaired loans for 2012 and 2011 follows. Additional information is provided in Note 6 Purchased Loans in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K    43

Table 5: Accretion – Purchased Impaired Loans

Year ended December 31 In millions	2012 (a)	2011 (b)
Impaired loans
Scheduled accretion	$671	$666
Reversal of contractual interest on impaired loans	(404)	(395)
Scheduled accretion net of contractual interest	267	271
Excess cash recoveries	157	254
Total impaired loans	$424	$525
(a)	Represents National City and RBC Bank (USA) acquisitions.
(b)	Represents National City acquisition.

Table 6: Accretable Net Interest – Purchased Impaired Loans

In millions	2012	2011
January 1	$2,109	$2,185
Addition of accretable yield due to RBC Bank (USA) acquisition on March 2, 2012	587
Scheduled accretion	(671)	(666)
Excess cash recoveries	(157)	(254)
Net reclassifications to accretable from non-accretable and other activity (a)	298	844
December 31 (b)	$2,166	$2,109
(a)	Over 85 percent of the net reclassifications were driven by the commercial portfolio. Over half of the commercial portfolio impact related to excess cash recoveries recognized during the period, with the remaining due to improvements of cash expected to be collected on both RBC Bank (USA) and National City loans in future periods. The remaining net reclassifications were due to future cash flow changes in the consumer portfolio.
(b)	As of December 31, 2012 we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $1.2 billion in future periods. This will offset the total net accretable interest in future interest income of $2.2 billion on purchased impaired loans.

Table 7: Valuation of Purchased Impaired Loans

	December 31, 2012 (a)		December 31, 2011 (b)
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$1,680		$988
Purchased impaired mark	(431)		(136)
Recorded investment	1,249		852
Allowance for loan losses	(239)		(229)
Net investment	1,010	60%	623	63%
Consumer and residential mortgage loans:
Unpaid principal balance	6,639		6,533
Purchased impaired mark	(482)		(718)
Recorded investment	6,157		5,815
Allowance for loan losses	(858)		(769)
Net investment	5,299	80%	5,046	77%
Total purchased impaired loans:
Unpaid principal balance	8,319		7,521
Purchased impaired mark	(913)		(854)
Recorded investment	7,406		6,667
Allowance for loan losses	(1,097)		(998)
Net investment	$6,309	76%	5,669	75%
(a)	Represents National City and RBC Bank (USA) acquisitions.
(b)	Represents National City acquisition.

The unpaid principal balance of purchased impaired loans increased to $8.3 billion at December 31, 2012 from $7.5 billion at December 31, 2011 due to the acquisition of RBC Bank (USA), partially offset by payments, disposals, and charge-offs of amounts determined to be uncollectible. The remaining purchased impaired mark at December 31, 2012 was $913 million, which was an increase from $854 million at December 31, 2011. The associated allowance for loan losses increased slightly by $.1 billion to $1.1 billion at December 31, 2012. The net investment of $6.3 billion at

December 31, 2012 increased 11% from $5.7 billion at December 31, 2011. At December 31, 2012, our largest individual purchased impaired loan had a recorded investment of $18.6 million.

We currently expect to collect total cash flows of $8.5 billion on purchased impaired loans, representing the $6.3 billion net investment at December 31, 2012 and the accretable net interest of $2.2 billion shown in the Accretable Net Interest-Purchased Impaired Loans table.

44    The PNC Financial Services Group, Inc. – Form 10-K

WEIGHTED AVERAGE LIFE OF THE PURCHASED IMPAIRED PORTFOLIOS

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of December 31, 2012.

Table 8: Weighted Average Life of the Purchased Impaired Portfolios

	December 31, 2012
In millions	Recorded Investment	WAL (a)
Commercial	$308	2.1 years
Commercial real estate	941	1.9 years
Consumer (b)	2,621	4.1 years
Residential real estate	3,536	4.5 years
Total	$7,406	3.9 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

PURCHASED IMPAIRED LOANS – ACCRETABLE DIFFERENCE SENSITIVITY ANALYSIS

The following table provides a sensitivity analysis on the Purchased Impaired Loans portfolio. The analysis reflects hypothetical changes in key drivers for expected cash flows over the life of the loans under declining and improving conditions at a point in time. Any unusual significant economic events or changes, as well as other variables not considered below (e.g., natural or widespread disasters), could result in impacts outside of the ranges represented below. Additionally, commercial and commercial real estate loan settlements or sales proceeds can vary widely from appraised values due to a number of factors including, but not limited to, special use considerations, liquidity premiums, and improvements / deterioration in other income sources.

Table 9: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	December 31, 2012	Declining Scenario (a)	Improving Scenario (b)
Expected Cash Flows	$8.5	$(.4)	$.5
Accretable Difference	2.2	(.1)	.3
Allowance for Loan and Lease Losses	(1.1)	(.4)	.2
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans, we assume home price forecast decreases by 10% and unemployment rate forecast increases by 2 percentage points; for commercial loans, we assume that collateral values decrease by 10%.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by 10%, unemployment rate forecast decreases by 2 percentage points and interest rate forecast increases by 2 percentage points; for commercial loans, we assume that collateral values increase by 10%.

The impact of declining cash flows is primarily reflected as immediate impairment (allowance for loan losses). The impact of increased cash flows is first recognized as a reversal of the allowance with any additional cash flow increases reflected as an increase in accretable yield over the life of the loan.

Net unfunded credit commitments are comprised of the following:

Table 10: Net Unfunded Credit Commitments

In millions	December 31 2012	December 31 2011
Commercial/commercial real estate (a)	$78,703	$64,955
Home equity lines of credit	19,814	18,317
Credit card	17,381	16,216
Other	4,694	3,783
Total	$120,592	$103,271
(a)	Less than 5% of these amounts at each date relate to commercial real estate.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $22.5 billion at December 31, 2012 and $20.2 billion at December 31, 2011.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $732 million at December 31, 2012 and $742 million at December 31, 2011 and are included in the preceding table primarily within the Commercial / commercial real estate category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $11.5 billion at December 31, 2012 and $10.8 billion at December 31, 2011. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

The PNC Financial Services Group, Inc. – Form 10-K    45

INVESTMENT SECURITIES

Table 11: Details of Investment Securities

	December 31, 2012		December 31, 2011
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Total securities available for sale (a)	$49,447	$51,052	$48,609	$48,568
Total securities held to maturity	10,354	10,860	12,066	12,450
Total securities	$59,801	$61,912	$60,675	$61,018
(a)	Includes $367 million of both amortized cost and fair value of securities classified as corporate stocks and other at December 31, 2012. Comparably, at December 31, 2011, the amortized cost and fair value of corporate stocks and other was $368 million. The remainder of securities available for sale were debt securities.

The carrying amount of investment securities totaled $61.4 billion at December 31, 2012, which was made up of $51.0 billion of securities available for sale carried at fair value and $10.4 billion of securities held to maturity carried at amortized cost. Comparably, at December 31, 2011, the carrying value of investment securities totaled $60.6 billion of which $48.6 billion represented securities available for sale carried at fair value and $12.0 billion of securities held to maturity carried at amortized cost.

The increase in carrying amount between the periods primarily reflected an increase of $2.0 billion in available for sale asset-backed securities, which was primarily due to net purchase activity, and an increase of $.6 billion in available for sale non-agency residential mortgage-backed securities due to increases in fair value at December 31, 2012. These increases were partially offset by a $1.7 billion decrease in held to maturity debt securities due to principal payments. Investment securities represented 20% of total assets at December 31, 2012 and 22% at December 31, 2011.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively represented 59% of the investment securities portfolio at December 31, 2012.

At December 31, 2012, the securities available for sale portfolio included a net unrealized gain of $1.6 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2011 was a net unrealized loss of $41 million. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa.

The improvement in the net unrealized gain as compared with a loss at December 31, 2011 was primarily due to improvement in the value of non-agency residential mortgage-backed securities, which had a decrease in net unrealized losses of $1.1 billion, and lower market interest rates. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss from continuing operations, net of tax, on our Consolidated Balance Sheet.

Additional information regarding our investment securities is included in Note 8 Investment Securities and Note 9 Fair Value in our Notes To Consolidated Financial Statements included in Item 8 of this Report.

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

The expected weighted-average life of investment securities (excluding corporate stocks and other) was 4.0 years at December 31, 2012 and 3.7 years at December 31, 2011.

We estimate that, at December 31, 2012, the effective duration of investment securities was 2.3 years for an immediate 50 basis points parallel increase in interest rates and 2.2 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2011 were 2.6 years and 2.4 years, respectively.

The following table provides detail regarding the vintage, current credit rating, and FICO score of the underlying collateral at origination, where available, for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

46    The PNC Financial Services Group, Inc. – Form 10-K

Table 12: Vintage, Current Credit Rating, and FICO Score for Asset-Backed Securities

	December 31, 2012
	Agency		Non-agency
Dollars in millions	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Asset- Backed Securities (a)
Fair Value – Available for Sale	$26,784	$633	$6,107	$3,264	$5,653
Fair Value – Held to Maturity	4,582	1,374		2,667	863
Total Fair Value	$31,366	$2,007	$6,107	$5,931	$6,516
% of Fair Value:
By Vintage
2012	19%	1%		7%
2011	27%	48%		6%	1%
2010	25%	11%	1%	4%	4%
2009	9%	19%		2%	1%
2008	2%	3%			1%
2007	2%	2%	25%	11%	2%
2006	1%	4%	21%	22%	7%
2005 and earlier	6%	12%	52%	47%	6%
Not Available	9%		1%	1%	78%
Total	100%	100%	100%	100%	100%

By Credit Rating (at December 31, 2012)
Agency	100%	100%
AAA			1%	72%	63%
AA			1%	8%	26%
A			1%	13%	1%
BBB			5%	3%
BB			11%	1%
B			7%	1%	1%
Lower than B			72%		9%
No rating			2%	2%
Total	100%	100%	100%	100%	100%

By FICO Score (at origination)
>720			56%		2%
<720 and >660			31%		6%
<660					2%
No FICO score			13%		90%
Total			100%		100%
(a)	Available for sale asset-backed securities include $3 million of available for sale agency asset-backed securities.

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

For those debt securities where we do not intend to sell and believe we will not be required to sell the securities prior to expected recovery, we recognize the credit portion of OTTI charges in current earnings and the noncredit portion of OTTI is included in Accumulated other comprehensive income (loss). Also see our Consolidated Statement of Comprehensive Income in Item 8 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K    47

We recognized OTTI for 2012 and 2011 as follows:

Table 13: Other-Than-Temporary Impairments

Year ended December 31 In millions	2012	2011
Credit portion of OTTI losses (a)
Non-agency residential mortgage-backed	$(99)	$(130)
Asset-backed	(11)	(21)
Other debt	(1)	(1)
Total credit portion of OTTI losses	(111)	(152)
Noncredit portion of OTTI losses (b)	32	(268)
Total OTTI losses	$(79)	$(420)
(a)	Reduction of Noninterest income in our Consolidated Income Statement.
(b)	Included in Accumulated other comprehensive income (loss), net of tax, on our Consolidated Balance Sheet. Also see our Consolidated Statement of Comprehensive Income in Item 8 of this Report.

The following table summarizes net unrealized gains and losses recorded on non-agency residential and commercial mortgage-backed and other asset-backed securities, which represent our most significant categories of securities not backed by the US government or its agencies.

Table 14: Net Unrealized Gains and Losses on Non-Agency Securities

	December 31, 2012
In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities (a)
Available for Sale Securities (Non-Agency)
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain (Loss)
Credit Rating Analysis
AAA	$36		$1,847	$95	$3,460	$29
Other Investment Grade (AA, A, BBB)	383	$35	1,191	100	1,554	12
Total Investment Grade	419	35	3,038	195	5,014	41
BB	683	(59)	56	5	5
B	459	(16)	57	2	33
Lower than B	4,421	39			575	(40)
Total Sub-Investment Grade	5,563	(36)	113	7	613	(40)
Total No Rating	125	6	113	7	23	(15)
Total	$6,107	$5	$3,264	$209	$5,650	$(14)
OTTI Analysis
Investment Grade:
OTTI has been recognized
No OTTI recognized to date	$419	$35	$3,038	$195	$5,014	$41
Total Investment Grade	419	35	3,038	195	5,014	41
Sub-Investment Grade:
OTTI has been recognized	3,690	(150)			580	(37)
No OTTI recognized to date	1,873	114	113	7	33	(3)
Total Sub-Investment Grade	5,563	(36)	113	7	613	(40)
No Rating:
OTTI has been recognized	81				23	(15)
No OTTI recognized to date	44	6	113	7
Total No Rating	125	6	113	7	23	(15)
Total	$6,107	$5	$3,264	$209	$5,650	$(14)
Securities Held to Maturity (Non-Agency)
Credit Rating Analysis
AAA			$2,444	$72	$629	$3
Other Investment Grade (AA, A, BBB)			223	13	220	2
Total Investment Grade			2,667	85	849	5
BB					13
B					1
Lower than B
Total Sub-Investment Grade					14
Total No Rating
Total			$2,667	$85	$863	$5
(a)	Excludes $3 million of available for sale agency asset-backed securities.

48    The PNC Financial Services Group, Inc. – Form 10-K

RESIDENTIAL MORTGAGE-BACKED SECURITIES

At December 31, 2012, our residential mortgage-backed securities portfolio was comprised of $31.4 billion fair value of US government agency-backed securities and $6.1 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During 2012, we recorded OTTI credit losses of $99 million on non-agency residential mortgage-backed securities. All of the losses were associated with securities rated below investment grade. As of December 31, 2012, the noncredit portion of impairment recorded in Accumulated other comprehensive income for non-agency residential mortgage-backed securities for which we have recorded an OTTI credit loss totaled $150 million and the related securities had a fair value of $3.7 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of December 31, 2012 totaled $1.9 billion, with unrealized net gains of $114 million.

COMMERCIAL MORTGAGE-BACKED SECURITIES

The fair value of the non-agency commercial mortgage-backed securities portfolio was $5.9 billion at December 31, 2012 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings, and multi-family housing. The agency commercial mortgage-backed securities portfolio was $2.0 billion fair value at December 31, 2012 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on commercial mortgage-backed securities during 2012.

ASSET-BACKED SECURITIES

The fair value of the asset-backed securities portfolio was $6.5 billion at December 31, 2012 and consisted of fixed-rate and floating-rate, private-issuer securities collateralized primarily by various consumer credit products, including residential mortgage loans, credit cards, automobile loans, and student loans. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

We recorded OTTI credit losses of $11 million on asset-backed securities during 2012. All of the securities are collateralized by first lien and second lien residential mortgage loans and are rated below investment grade. As of December 31, 2012, the noncredit portion of impairment recorded in Accumulated other comprehensive income for asset-backed securities for which we have recorded an OTTI credit loss totaled $52 million and the related securities had a fair value of $603 million.

For the sub-investment grade investment securities (available for sale and held to maturity) for which we have not recorded an OTTI loss through December 31, 2012, the fair value was $47 million, with unrealized net losses of $3 million. The results of our security-level assessments indicate that we will recover the cost basis of these securities.

Note 8 Investment Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report provides additional information on OTTI losses and further detail regarding our process for assessing OTTI.

If current housing and economic conditions were to worsen, and if market volatility and illiquidity were to worsen, or if market interest rates were to increase appreciably, the valuation of our investment securities portfolio could be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

LOANS HELD FOR SALE

Table 15: Loans Held For Sale

In millions	December 31 2012	December 31 2011
Commercial mortgages at fair value	$772	$843
Commercial mortgages at lower of cost or market	620	451
Total commercial mortgages	1,392	1,294
Residential mortgages at fair value	2,096	1,415
Residential mortgages at lower of cost or market	124	107
Total residential mortgages	2,220	1,522
Other	81	120
Total	$3,693	$2,936

We stopped originating commercial mortgage loans held for sale designated at fair value in 2008 and continue pursuing opportunities to reduce these positions at appropriate prices. At December 31, 2012, the balance relating to these loans was $772 million, compared to $843 million at December 31, 2011. We sold $32 million in unpaid principal balances of these commercial mortgage loans held for sale carried at fair value in 2012 and sold $25 million in 2011.

The PNC Financial Services Group, Inc. – Form 10-K    49

We sold $2.2 billion of commercial mortgages held for sale carried at the lower of cost or market in 2012. The comparable amount in 2011 was $2.4 billion. The increase in these loans to $620 million at December 31, 2012, compared to $451 million at December 31, 2011, was due to an increase in loans awaiting sale to government agencies.

We recognized total net gains of $41 million in 2012 and $48 million in 2011 on the valuation and sale of commercial mortgage loans held for sale, net of hedges.

Residential mortgage loan origination volume was $15.2 billion in 2012 compared with $11.4 billion in 2011. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $13.8 billion of loans and recognized related gains of $747 million during 2012. The comparable amounts for 2011 were $11.9 billion and $384 million, respectively.

Interest income on loans held for sale was $168 million in 2012 and $193 million in 2011. These amounts are included in Other interest income on our Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in our Notes To Consolidated Financial Statements included in Item 8 of this Report.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $10.9 billion at December 31, 2012 and $10.1 billion at December 31, 2011. During 2012, we recorded goodwill of $950 million and other intangible assets of $180 million associated with the RBC Bank (USA) acquisition. In the fourth quarter of 2012, we sold certain deposits and assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition, which resulted in a reduction of goodwill and core deposit intangibles by approximately $46 million and $13 million, respectively. Also in the fourth quarter of 2012, we recorded a $45 million noncash charge for goodwill impairment related to PNC’s Residential Mortgage Banking business segment. See Note 2 Acquisition and Divestiture Activity and Note 10 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

FUNDING AND CAPITAL SOURCES

Table 16: Details Of Funding Sources

In millions	December 31 2012	December 31 2011
Deposits
Money market	$102,706	$89,912
Demand	73,995	57,717
Retail certificates of deposit	23,837	29,518
Savings	10,350	8,705
Time deposits in foreign offices and other time	2,254	2,114
Total deposits	213,142	187,966
Borrowed funds
Federal funds purchased and repurchase agreements	3,327	2,984
Federal Home Loan Bank borrowings	9,437	6,967
Bank notes and senior debt	10,429	11,793
Subordinated debt	7,299	8,321
Commercial paper	8,453	4,271
Other	1,962	2,368
Total borrowed funds	40,907	36,704
Total	$254,049	$224,670

See the Capital and Liquidity Actions portion of the Executive Summary section of this Item 7 for additional information regarding our 2012 capital and liquidity activities and 2013 activities to date.

Total funding sources increased $29.4 billion at December 31, 2012 compared with December 31, 2011.

Total deposits increased $25.2 billion, or 13%, at December 31, 2012 compared with December 31, 2011. On March 2, 2012, our RBC Bank (USA) acquisition added $18.1 billion of deposits, including $6.9 billion of money market, $6.7 billion of demand, $4.1 billion of retail certificates of deposit, and $.4 billion of savings. Excluding acquisition activity, money market and demand deposits increased during 2012, partially offset by the maturity of retail certificates of deposit. Interest-bearing deposits represented 67% of total deposits at December 31, 2012 compared to 69% at December 31, 2011. Total borrowed funds increased $4.2 billion from December 31, 2011 to $40.9 billion at December 31, 2012, due to increases in Federal funds purchased and repurchase agreements, FHLB borrowings and commercial paper net issuances, partially offset by net repayments and maturities of bank notes and senior debt and a reduction in subordinated debt due to redemptions of trust preferred securities and hybrid capital securities.

50    The PNC Financial Services Group, Inc. – Form 10-K

CAPITAL

We manage our capital position by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $5.0 billion, to $39.0 billion at December 31, 2012 compared with December 31, 2011, reflecting an increase in retained earnings of $2.0 billion and the issuance of $480 million of preferred stock in September and October 2012 and $1.5 billion in April 2012. This contributed to the increase in capital surplus – preferred stock from $1.6 billion at December 31, 2011 to $3.6 billion at December 31, 2012. Accumulated other comprehensive income increased $.9 billion, to $.8 billion, at December 31, 2012 compared with a loss of $.1 billion at December 31, 2011 due to higher net unrealized gains on securities, partially offset by lower unrealized gains on cash flow hedge derivatives. Common shares outstanding were 528 million at December 31, 2012 and 527 million at December 31, 2011.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, and the potential impact on our credit ratings. Consistent with our capital plan submitted to the Federal Reserve in the first quarter of 2012, PNC purchased $190 million of common stock in 2012 under a $250 million authorization for 2012 as part of its existing 25 million share repurchase program in open market or privately negotiated transactions. During 2013, management does not expect to repurchase any common stock under this repurchase program. See “Supervision and Regulation” in Item 1 of this Report for further information concerning restrictions on dividends and stock repurchases, including the impact of the Federal Reserve’s current supervisory assessment of capital adequacy program, which is also discussed in the Capital and Liquidity Actions portion of the Executive Summary section of this Item 7.

Table 17: Risk-Based Capital

Dollars in millions	December 31 2012	December 31 2011
Capital components
Shareholders’ equity
Common	$35,413	$32,417
Preferred	3,590	1,636
Trust preferred capital securities	331	2,354
Noncontrolling interests	1,354	1,351
Goodwill and other intangible assets	(9,798)	(9,027)
Eligible deferred income taxes on goodwill and other intangible assets	354	431
Pension, other postretirement benefit plan adjustments	777	755
Net unrealized securities (gains)/losses, after-tax	(1,052)	41
Net unrealized gains on cash flow hedge derivatives, after-tax	(578)	(717)
Other	(165)	(168)
Tier 1 risk-based capital	30,226	29,073
Subordinated debt	4,735	4,571
Eligible allowance for credit losses	3,273	2,904
Total risk-based capital	$38,234	$36,548
Tier 1 common capital
Tier 1 risk-based capital	$30,226	$29,073
Preferred equity	(3,590)	(1,636)
Trust preferred capital securities	(331)	(2,354)
Noncontrolling interests	(1,354)	(1,351)
Tier 1 common capital	$24,951	$23,732
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$260,847	$230,705
Adjusted average total assets	291,426	261,958
Capital ratios
Tier 1 common	9.6%	10.3%
Tier 1 risk-based	11.6%	12.6%
Total risk-based	14.7%	15.8%
Leverage	10.4%	11.1%

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

The PNC Financial Services Group, Inc. – Form 10-K    51

dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels, although a formal ratio for this metric is not provided for in current regulations. We seek to manage our capital consistent with these regulatory principles, and believe that our December 31, 2012 capital levels were aligned with them.

Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin in 2013. Accordingly, PNC has redeemed some of its trust preferred securities and will consider redeeming others on or after their first call date, based on such considerations as dividend rates, future capital requirements, capital market conditions and other factors. See the Capital and Liquidity Actions portion of the Executive Summary section of this Item 7 for additional information regarding our April 2012, May 2012, July 2012, and November 2012 redemptions of trust preferred securities and hybrid capital securities. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on trust preferred securities.

Our Tier 1 common capital ratio was 9.6% at December 31, 2012, compared with 10.3% at December 31, 2011. Our Tier 1 risk-based capital ratio decreased 100 basis points to 11.6% at December 31, 2012 from 12.6% at December 31, 2011. Our total risk-based capital ratio declined 110 basis points to 14.7% at December 31, 2012 from 15.8% at December 31, 2011. The decline in these ratios was primarily due to the RBC Bank (USA) acquisition, which resulted in higher goodwill and risk-weighted assets, partially offset by retention of earnings which more than offset organic asset growth. Our Tier 1 risk-based capital ratio reflected our 2012 capital actions of issuing approximately $2.0 billion of preferred stock and redeeming approximately $2.3 billion of trust preferred securities and hybrid capital securities. Basel I risk-weighted assets increased $30.1 billion from $230.7 billion at December 31, 2011 to $260.8 billion at December 31, 2012 due to the RBC Bank (USA) acquisition and organic loan growth for 2012.

At December 31, 2012, PNC Bank, N.A., our domestic bank subsidiary, was considered “well capitalized” based on U.S. regulatory capital ratio requirements under Basel I. To qualify as “well-capitalized”, regulators currently require banks to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based, and 5% for leverage. See the “Supervision and Regulation” section of Item 1 and Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. We believe PNC Bank, N.A. will continue to meet these requirements during 2013.

PNC and PNC Bank, N.A. entered the “parallel run” qualification phase under the Basel II capital framework on January 1, 2013. The Basel II framework, which was adopted by the Basel Committee on Banking Supervision in 2004, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. The U.S. banking agencies adopted final rules to implement the Basel II capital framework in December 2007 and in June 2012 requested comment on proposed modifications to these rules (collectively referred to as the “advanced approaches”). See Recent Market and Industry Developments in the Executive Summary section of this Financial Review. Prior to fully implementing the advanced approaches to calculate risk-weighted assets, PNC and PNC Bank, N.A. must successfully complete a “parallel run” qualification phase. This phase must last at least four consecutive quarters, although, consistent with the experience of other U.S. banks, we currently anticipate a multi-year parallel run period.

The access to and cost of funding for new business initiatives, the ability to undertake new business initiatives including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends or repurchase shares or other capital instruments, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength.

We provide additional information regarding enhanced capital requirements and some of their potential impacts on PNC in Item 1A Risk Factors of this Report.

52    The PNC Financial Services Group, Inc. – Form 10-K

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Item 7,
•	Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements included in Item 8 of this Report,
•	Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements included in Item 8 of this Report, and
•	Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

PNC consolidates variable interest entities (VIEs) when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of December 31, 2012 and December 31, 2011 is included in Note 3 in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

Trust Preferred Securities and REIT Preferred Securities

In connection with $402 million in principal amount of outstanding junior subordinated debentures associated with $390 million of trust preferred securities as of December 31, 2012 that were issued by various subsidiary statutory trusts, we are subject to certain restrictions, including restrictions on dividend payments. Generally, if (i) there is an event of default under the debentures, (ii) PNC elects to defer interest on the debentures, (iii) PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts, or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreements with PNC Preferred Funding Trust II and Trust III, as described in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report. See the Capital and Liquidity Actions portion of the Executive Summary section of this Item 7 for additional information regarding our redemptions of trust preferred securities and hybrid capital securities during 2012 and announced redemption of the REIT Preferred Securities issued by PNC Preferred Funding Trust III.

The PNC Financial Services Group, Inc. – Form 10-K    53

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 9 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value at December 31, 2012 and December 31, 2011, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

Table 18: Fair Value Measurements – Summary

	December 31, 2012		December 31, 2011
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$68,352	$10,988	$66,428	$10,053
Total assets at fair value as a percentage of consolidated assets	22%		24%
Level 3 assets as a percentage of total assets at fair value		16%		15%
Level 3 assets as a percentage of consolidated assets		4%		4%
Total liabilities	$7,356	$376	$8,625	$308
Total liabilities at fair value as a percentage of consolidated liabilities	3%		4%
Level 3 liabilities as a percentage of total liabilities at fair value		5%		4%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent Non-agency residential mortgage-backed and asset-backed securities in the securities available for sale portfolio for which there was limited market activity.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During 2012, there were transfers of securities available for sale from Level 2 to Level 3 of $478 million consisting of mortgage-backed securities as a result of a ratings downgrade which reduced the observability of valuation inputs and certain state and municipal securities with valuation inputs that were determined to be unobservable. Level 2 to Level 3 transfers also included $127 million and $27 million for loans and residential mortgage loans held for sale, respectively, as a result of reduced market activity in the nonperforming residential mortgage sales market which reduced the observability of valuation inputs. Also during 2012, there was a transfer out of Level 3 securities available for sale of $40 million due to an instrument being reclassified to a loan and no longer being carried at fair value. During 2011, there were no material transfers of assets or liabilities between the hierarchy levels.

54    The PNC Financial Services Group, Inc. – Form 10-K

EUROPEAN EXPOSURE

Table 19: Summary of European Exposure

December 31, 2012

	Direct Exposure							Total Exposure
	Funded				Unfunded	Total Direct Exposure	Total Indirect Exposure
In millions	Loans	Leases	Securities	Total	Other (a)
Greece, Ireland, Italy, Portugal and Spain (GIIPS)	$85	$122		$207	$3	$210	$31	$241
Belgium and France		73	$30	103	35	138	1,083	1,221
United Kingdom	698	32		730	449	1,179	525	1,704
Europe - Other (b)	113	529	168	810	63	873	838	1,711
Total Europe (c)	$896	$756	$198	$1,850	$550	$2,400	$2,477	$4,877

December 31, 2011
	Direct Exposure							Total Exposure
	Funded				Unfunded	Total Direct Exposure	Total Indirect Exposure
In millions	Loans	Leases	Securities	Total	Other (a)
Greece, Ireland, Italy, Portugal and Spain (GIIPS)		$118		$118		$118	$63	$181
Belgium, France, Turkey	$11	75		86	$68	154	935	1,089
United Kingdom	452	14		466	381	847	529	1,376
Europe - Other (b)	100	475	$357	932	36	968	803	1,771
Total Europe (c)	$563	$682	$357	$1,602	$485	$2,087	$2,330	$4,417
(a)	Includes unfunded commitments, guarantees, standby letters of credit, and sold protection credit derivatives.
(b)	Europe - Other primarily consists of Denmark, Germany, Netherlands, Sweden, and Switzerland.
(c)	Included within Europe - Other is funded direct exposure of $168 million and $357 million consisting of sovereign debt securities at December 31, 2012 and 2011, respectively. There was no other direct or indirect exposure to European sovereigns as of December 31, 2012 and 2011.

European entities are defined as supranational, sovereign, financial institutions and non-financial entities within the countries that comprise the European Union, European Union candidate countries and other European countries. Foreign exposure underwriting and approvals are centralized. PNC currently underwrites new foreign activities if the credit is generally associated with activities of its United States commercial customers, and, in the case of PNC Business Credit’s United Kingdom operations, transactions that are predominantly well collateralized by self liquidating assets such as receivables, inventories or, in limited situations, the borrower’s appraised value of certain fixed assets, such that PNC is at minimal risk of loss. Formerly, PNC had underwritten foreign infrastructure leases supported by highly rated bank letters of credit and other collateral, US Treasury securities and the underlying assets of the lease. Country exposures are monitored and reported on a regular basis. We actively monitor sovereign risk, banking system health, and market conditions and adjust limits as appropriate. We rely on information from internal and external sources, including international financial institutions, economists and analysts, industry trade organizations, rating agencies, econometric data analytical service providers and geopolitical news analysis services.

Among the regions and nations that PNC monitors, we have identified seven countries for which we are more closely monitoring their economic and financial situation. The basis for the increased monitoring includes, but is not limited to, sovereign debt burden, near term financing risk, political instability, GDP trends, balance of payments, market confidence, banking system distress and/or holdings of stressed sovereign debt. The countries identified are: Greece, Ireland, Italy, Portugal, Spain (collectively “GIIPS”), Belgium and France. At December 31, 2012, PNC’s exposure to Turkey was de minimis.

The PNC Financial Services Group, Inc. – Form 10-K    55

Direct exposure primarily consists of loans, leases, securities, derivatives, letters of credit and unfunded contractual commitments with European entities. As of December 31, 2012, the $1.9 billion of funded direct exposure (.61% of PNC’s total assets) primarily represented $645 million for cross-border leases in support of national infrastructure, which were supported by letters of credit and other collateral having trigger mechanisms that require replacement or collateral in the form of cash or United States Treasury or government securities, $600 million for United Kingdom foreign office loans and $168 million of securities issued by AAA-rated sovereigns. The comparable level of direct exposure outstanding at December 31, 2011 was $1.6 billion (.59% of PNC’s total assets), which primarily included $625 million for cross-border leases in support of national infrastructure, $382 million for United Kingdom foreign office loans and $357 million of securities issued by AAA-rated sovereigns.

The $550 million of unfunded direct exposure as of December 31, 2012 was largely comprised of $449 million for unfunded contractual commitments primarily for United Kingdom local office commitments to PNC Business Credit corporate customers on a secured basis or activities supporting our domestic customers export activities through the confirmation of trade letters of credit. Comparably, the $485 million of unfunded direct exposure as of December 31, 2011 was largely comprised of $440 million for unfunded contractual commitments primarily for United Kingdom local office commitments to PNC Business Credit corporate customers on a secured basis.

We also track European financial exposures where our clients, primarily U.S. entities, appoint PNC as a letter of credit issuing bank and we elect to assume the joint probability of default risk. As of December 31, 2012 and December 31, 2011, PNC had $2.5 billion and $2.3 billion, respectively, of indirect exposure. For PNC to incur a loss in these indirect exposures, both the obligor and the financial counterparty participating bank would need to default. PNC assesses both the corporate customers and the participating banks for counterparty risk and where PNC has found that a participating bank exposes PNC to unacceptable risk, PNC will reject the participating bank as an acceptable counterparty and will ask the corporate customer to find an acceptable participating bank.

Direct and indirect exposure to entities in the GIIPS countries totaled $241 million as of December 31, 2012, of which $122 million was direct exposure for cross-border leases within Portugal, $67 million represented direct exposure for loans outstanding within Ireland and $31 million represented indirect exposure for letters of credit with strong underlying obligors, primarily U.S. entities, with participating banks in Ireland, Italy and Spain. The comparable amounts as of December 31, 2011 were total direct and indirect exposure of $181 million, consisting of $118 million of direct exposure for cross-border leases within Portugal, indirect exposure of $48 million for letters of credit with strong underlying obligors, primarily U.S. entities, with participating banks in Ireland, Italy and Spain and $15 million for unfunded contractual commitments in Spain.

Direct and indirect exposure to entities in Belgium and France totaled $1.2 billion as of December 31, 2012. Direct exposure of $138 million primarily consisted of $69 million for cross-border leases within Belgium, $35 million for unfunded contractual commitments in France and $30 million of covered bonds issued by a financial institution in France. Indirect exposure was $1.1 billion for letters of credit with strong underlying obligors, primarily U.S. entities, with creditworthy participant banks in France and Belgium. The comparable amounts as of December 31, 2011 were total direct and indirect exposure of $1.1 billion as of December 31, 2011 of which there was $154 million of direct exposure primarily consisting of $75 million for cross-border leases within Belgium and $62 million for unfunded contractual commitments in France. In addition, direct exposure at December 31, 2011 included $11 million for 90% Overseas Private Investment Corporation (“OPIC”) guaranteed Turkish loans. Indirect exposure at December 31, 2011 was $935 million for letters of credit with strong underlying obligors and creditworthy participant banks in France and Belgium.

56    The PNC Financial Services Group, Inc. – Form 10-K

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Business segment results, including inter-segment revenues, and a description of each business are included in Note 26 Segment Reporting included in the Notes To Consolidated Financial Statements in Item 8 of this Report. Certain amounts included in this Item 7 differ from those amounts shown in Note 26 primarily due to the presentation in this Business Segments Review of business net interest revenue on a taxable-equivalent basis.

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

We have allocated the allowances for loan and lease losses and for unfunded loan commitments and letters of credit based on our assessment of risk in the business segment loan portfolios. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated. During the third quarter of 2012, PNC increased the amount of internally observed data used in estimating the key commercial lending assumptions of PDs and LGDs. The estimated impact as of the beginning of the third quarter 2012 was approximately an increase of $41 million and a decrease of $55 million to the provision for credit losses of Retail Banking and Corporate & Institutional Banking, respectively. Prior periods are not presented on a comparable basis as it is not practicable to do so.

Total business segment financial results differ from consolidated income from continuing operations before noncontrolling interests. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, alternative investments including private equity, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

The PNC Financial Services Group, Inc. – Form 10-K    57

Table 20: Results Of Businesses – Summary

(Unaudited)

	Net Income (Loss)		Revenue		Average Assets (a)
Year ended December 31 - in millions	2012	2011	2012	2011	2012	2011
Retail Banking	$596	$371	$6,328	$5,579	$72,573	$66,448
Corporate & Institutional Banking	2,328	1,940	5,697	4,775	102,962	81,043
Asset Management Group	145	168	973	929	6,735	6,719
Residential Mortgage Banking	(308)	89	526	952	11,529	11,270
BlackRock	395	361	512	464	5,857	5,516
Non-Strategic Assets Portfolio	237	200	843	960	12,050	13,119
Total business segments	3,393	3,129	14,879	13,659	211,706	184,115
Other (b)	(392)	(58)	633	667	83,319	81,220
Total	$3,001	$3,071	$15,512	$14,326	$295,025	$265,335
(a)	Period-end balances for BlackRock.
(b)	“Other” average assets include securities available for sale associated with asset and liability management activities.

58    The PNC Financial Services Group, Inc. – Form 10-K

RETAIL BANKING

(Unaudited)

Table 21: Retail Banking Table

Year ended December 31 Dollars in millions, except as noted	2012	2011
INCOME STATEMENT
Net interest income	$4,316	$3,806
Noninterest income
Service charges on deposits	547	510
Brokerage	189	201
Consumer services	838	927
Other	438	135
Total noninterest income	2,012	1,773
Total revenue	6,328	5,579
Provision for credit losses	800	891
Noninterest expense	4,586	4,103
Pretax earnings	942	585
Income taxes	346	214
Earnings	$596	$371
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$28,321	$25,972
Indirect auto	5,467	3,094
Indirect other	1,174	1,491
Education	8,878	9,103
Credit cards	4,063	3,738
Other	2,039	1,750
Total consumer	49,942	45,148
Commercial and commercial real estate	11,198	10,567
Floor plan	1,788	1,450
Residential mortgage	946	1,180
Total loans	63,874	58,345
Goodwill and other intangible assets	6,123	5,751
Other assets	2,576	2,352
Total assets	$72,573	$66,448
Deposits
Noninterest-bearing demand	$20,179	$18,183
Interest-bearing demand	28,007	22,196
Money market	46,578	41,002
Total transaction deposits	94,764	81,381
Savings	9,751	8,098
Certificates of deposit	25,715	33,006
Total deposits	130,230	122,485
Other liabilities	340	855
Capital	8,747	8,168
Total liabilities and equity	$139,317	$131,508

Year ended December 31 Dollars in millions, except as noted	2012	2011
PERFORMANCE RATIOS
Return on average capital	7%	5%
Return on average assets	.82	.56
Noninterest income to total revenue	32	32
Efficiency	72	74
OTHER INFORMATION (a)
Credit-related statistics:
Commercial nonperforming assets	$245	$336
Consumer nonperforming assets	902	513
Total nonperforming assets (b)	$1,147	$849
Purchased impaired loans (c)	$819	$757
Commercial lending net charge-offs	$119	$219
Credit card lending net charge-offs	174	211
Consumer lending (excluding credit card) net charge-offs	521	427
Total net charge-offs	$814	$857
Commercial lending net charge-off ratio	.92%	1.82%
Credit card lending net charge-off ratio	4.28%	5.64%
Consumer lending (excluding credit card) net charge-off ratio	1.11%	1.00%
Total net charge-off ratio	1.27%	1.47%
Home equity portfolio credit statistics: (d)
% of first lien positions at origination	42%	39%
Weighted-average loan-to-value ratios (LTVs) (e)	81%	72%
Weighted-average updated FICO scores (f)	742	743
Net charge-off ratio	1.22%	1.09%
Loans 30 – 59 days past due	.52%	.58%
Loans 60 – 89 days past due	.33%	.38%
Loans 90 days past due (g)	1.22%	1.22%
Other statistics:
ATMs	7,282	6,806
Branches (h)	2,881	2,511
Customer-related statistics: (in thousands)
Retail Banking checking relationships	6,475	5,761
Retail online banking active customers	4,227	3,519
Retail online bill payment active customers	1,236	1,105
Brokerage statistics:
Financial consultants (i)	636	686
Full service brokerage offices	41	38
Brokerage account assets (billions)	$38	$34
(a)	Presented as of December 31, except for net charge-offs and net charge-off ratios, which are for the year ended.
(b)	Includes nonperforming loans of $1.1 billion at December 31, 2012 and $.8 billion at December 31, 2011. In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. The prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Lien position, LTV, FICO and delinquency statistics are based upon balances and other data that exclude the impact of accounting for acquired loans.
(e)	Updated LTV is reported for December 31, 2012. For December 31, 2011, LTV is based upon data from loan origination. Original LTV excludes certain acquired portfolio loans where this data is not available.
(f)	Represents FICO scores that are updated monthly for home equity lines and quarterly for the home equity installment loans.
(g)	Includes non-accrual loans.
(h)	Excludes satellite offices (e.g., drive-ups, electronic branches, and retirement centers) that provide limited products and/or services.
(i)	Financial consultants provide services in full service brokerage offices and traditional bank branches.

The PNC Financial Services Group, Inc. – Form 10-K    59

Retail Banking earned $596 million for 2012 compared with earnings of $371 million in 2011. The increase in earnings resulted from organic growth in transaction deposit balances, gains on sales of Visa Class B common shares, lower rates paid on deposits, higher levels of customer-initiated transactions, a lower provision for credit losses, and the impact of the RBC Bank (USA) acquisition, partially offset by the regulatory impact of lower interchange fees on debit card transactions and higher additions to legal reserves.

The results for 2012 include the impact of the retail business associated with the acquisition of RBC Bank (USA) and the credit card portfolio purchase from RBC Bank (Georgia), National Association in March 2012. Retail Banking added approximately $12.1 billion in deposits, $4.9 billion in loans, 460,000 checking relationships, over 400 branches, and over 400 ATMs through this acquisition. Retail Banking’s footprint extends across 17 states and Washington, D.C., covering nearly half the US population and serving 5,733,000 consumers and 742,000 small businesses with 2,881 branches and 7,282 ATMs.

Retail Banking’s core strategy is to grow consumer and small business checking households profitably by providing an experience that builds customer loyalty and creates opportunities to sell other products and services, including loans, savings accounts, investment products and money management services. Net checking relationships grew 714,000 in 2012, including 460,000 from the RBC Bank (USA) acquisition. Organic net checking relationships grew by 4% in 2012 from year end 2011. The growth reflects strong results and gains in all of our markets as well as strong customer retention in the overall network. Active online banking customers and active online bill payment customers increased by 20% and 12%, respectively, from year end 2011. The business is also focused on expanding the use of technology, using services such as online banking and mobile deposit taking to improve customer service convenience and lower our service delivery costs.

Total revenue for 2012 was $6.3 billion compared with $5.6 billion in 2011. Net interest income of $4.3 billion increased $510 million compared with 2011. The increase resulted from higher organic transaction deposit balances, lower rates paid on deposits, and the impact of the RBC Bank (USA) acquisition.

Noninterest income increased $239 million compared to 2011. The increase was driven by the $267 million gain on the sale of 9 million Visa Class B common shares. Noninterest income has been adversely affected by Dodd-Frank limits related to interchange rates that became effective in October 2011. The negative impact of these limits was approximately $314 million in 2012 and approximately $75 million in 2011. This impact has been partially offset by higher volumes of merchant, customer credit card and debit card transactions and the RBC Bank (USA) acquisition.

The provision for credit losses was $800 million in 2012 compared with $891 million in the prior year. Net charge-offs were $814 million for 2012 compared with $857 million for 2011. Improvements in credit quality over the prior year were evident in the small business and credit card portfolios. Pursuant to regulatory guidance issued in the third quarter of 2012, consumer charge-offs were taken in 2012 related to troubled debt restructurings resulting from bankruptcy. Such loans have been classified as troubled debt restructurings and have been measured at the fair value of the collateral less costs to sell.

Noninterest expense increased $483 million in 2012 compared to 2011. The increase was primarily attributable to the operating expenses associated with RBC Bank (USA) and higher additions to legal reserves.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers. In 2012, average total deposits of $130.2 billion increased $7.7 billion, or 6%, compared with 2011.

•

Average transaction deposits grew $13.4 billion, or 16%, and average savings deposit balances grew $1.7 billion, or 20%, year over year as a result of organic deposit growth, continued customer preference for liquidity, and the RBC Bank (USA) acquisition. In 2012, average demand deposits increased $7.8 billion, or 19%, to $48.2 billion; average money market deposits increased $5.6 billion, or 14%, to $46.6 billion.

•

Total average certificates of deposit decreased $7.3 billion, or 22%, compared to 2011. This decline was in support of our low-cost funding strategy and was due to the run-off of maturing accounts partially offset by the impact of the RBC Bank (USA) acquisition.

Retail Banking continues to focus primarily on a relationship-based lending strategy that targets specific customer sectors, including mass and mass affluent consumers, small businesses and auto dealerships. In 2012, average total loans were $63.9 billion, an increase of $5.5 billion, or 9%, of which $4.0 billion was attributable to the RBC Bank (USA) acquisition, primarily in the home equity portfolio.

•

Average indirect auto loans increased $2.4 billion, or 77%, over 2011. The increase was due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales. An indirect auto portfolio of $522 million was purchased in September 2012.

•	Average home equity loans increased $2.3 billion, or 9%, in 2012. The increase was due to the RBC Bank (USA) acquisition. The remainder of the portfolio

60    The PNC Financial Services Group, Inc. – Form 10-K

showed a decline as loan demand was outpaced by paydowns, refinancing and charge-offs. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•

Average commercial and commercial real estate loans increased $631 million, or 6%, over 2011. The increase was due to the acquisition of RBC Bank (USA). The remainder of the portfolio showed a decline as loan demand was outpaced by paydowns, refinancing and charge-offs.

•	Average auto dealer floor plan loans grew $338 million, or 23%, in 2012, primarily resulting from dealer line utilization and additional dealer relationships.
•	Average credit card balances increased $325 million, or 9%, over 2011 as a result of the portfolio purchase from RBC Bank (Georgia), National Association in March 2012 and organic customer growth.
•	Average education loans were down $225 million, or 2%, from 2011 as paydowns and charge-offs in the discontinued government guaranteed portfolio outpaced growth in the private portfolio.
•

Average indirect other and residential mortgages in this segment are primarily run-off portfolios and declined $317 million and $234 million, respectively, in 2012. The indirect other portfolio is comprised of marine, RV, and other indirect loan products.

Nonperforming assets increased $298 million to $1.1 billion due to a change in policy on home equity loans, implemented in the first quarter of 2012, which places these loans on nonaccrual status at 90 days past due (versus the prior policy of 180 days) as well as the implementation of regulatory guidance issued in the third quarter of 2012 related to troubled debt restructurings resulting from bankruptcy. These increases were partially offset by a decline in the level of commercial nonperforming assets.

The PNC Financial Services Group, Inc. – Form 10-K    61

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Table 22: Corporate & Institutional Banking Table

Year ended December 31 Dollars in millions, except as noted	2012	2011
INCOME STATEMENT
Net interest income	$4,099	$3,538
Noninterest income
Corporate service fees	1,030	752
Other	568	485
Noninterest income	1,598	1,237
Total revenue	5,697	4,775
Provision for credit losses (benefit)	–	(124)
Noninterest expense	2,028	1,832
Pretax earnings	3,669	3,067
Income taxes	1,341	1,127
Earnings	$2,328	$1,940
AVERAGE BALANCE SHEET
Loans
Commercial	$48,444	$35,764
Commercial real estate	15,768	13,938
Commercial – real estate related	5,774	3,782
Asset-based lending	10,083	8,171
Equipment lease financing	5,997	5,506
Total loans	86,066	67,161
Goodwill and other intangible assets	3,656	3,405
Loans held for sale	1,222	1,257
Other assets	12,018	9,220
Total assets	$102,962	$81,043
Deposits
Noninterest-bearing demand	$38,337	$31,462
Money market	15,590	12,925
Other	6,108	5,651
Total deposits	60,035	50,038
Other liabilities	17,969	13,323
Capital	9,272	8,010
Total liabilities and equity	$87,276	$71,371

Year ended December 31 Dollars in millions, except as noted	2012	2011
PERFORMANCE RATIOS
Return on average capital	25%	24%
Return on average assets	2.26	2.39
Noninterest income to total revenue	28	26
Efficiency	36	38
COMMERCIAL MORTGAGE SERVICING PORTFOLIO (in billions)
Beginning of period	$267	$266
Acquisitions/additions	64	43
Repayments/transfers	(49)	(42)
End of period	$282	$267
OTHER INFORMATION
Consolidated revenue from: (a)
Treasury Management (b)	$1,380	$1,266
Capital Markets (c)	$710	$622
Commercial mortgage loans held for sale (d)	$104	$113
Commercial mortgage loan servicing income, net of amortization (e)	195	180
Commercial mortgage servicing rights recovery/(impairment), net of economic hedge	31	(157)
Total commercial mortgage banking activities	$330	$136
Total loans (f)	$93,721	$73,417
Credit-related statistics:
Nonperforming assets (f) (g)	$1,181	$1,889
Purchased impaired loans (f) (h)	$875	$404
Net charge-offs	$142	$375
Net carrying amount of commercial mortgage servicing rights (f)	$420	$468
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.
(b)	Includes amounts reported in net interest income and corporate service fees.
(c)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(d)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization and a direct write-down of commercial mortgage servicing rights of $24 million recognized in the first quarter of 2012. Commercial mortgage servicing rights (impairment)/recovery, net of economic hedge is shown separately.
(f)	As of December 31.
(g)	Includes nonperforming loans of $ 1.0 billion at December 31, 2012 and $1.7 billion at December 31, 2011.
(h)	Recorded investment of purchased impaired loans related to acquisitions.

62    The PNC Financial Services Group, Inc. – Form 10-K

Corporate & Institutional Banking earned $2.3 billion in 2012, compared with $1.9 billion in 2011. The increase in earnings was primarily due to higher revenue partially offset by higher noninterest expense and a provision for credit losses of zero in 2012 compared with a benefit of $124 million in 2011. We continued to focus on building client relationships including increasing cross sales and adding new clients where the risk-return profile was attractive.

Results in 2012 include the impact of the RBC Bank (USA) acquisition in March 2012, which added approximately $7.5 billion of loans and $4.8 billion of deposits at acquisition date.

Highlights of Corporate & Institutional Banking’s performance throughout 2012 include the following:

•

Corporate & Institutional Banking continued to execute on strategic initiatives, including in the Southeast, by organically growing and deepening client relationships that meet our risk/return measures. Approximately 1,100 new primary Corporate Banking clients were added in 2012.

•

Loan commitments increased 24% to $181 billion at December 31, 2012 compared to December 31, 2011, primarily due to the RBC Bank (USA) acquisition and growth in our Corporate Banking (Corporate Finance, Financial Services Advisory and Banking, Public Finance and Healthcare businesses), Real Estate and Business Credit (asset-based lending) businesses.

•	Period-end loan balances have increased for the ninth consecutive quarter, including an increase of 4% at December 31, 2012 compared with September 30, 2012 and 22% compared with December 31, 2011.
•	Our Treasury Management business, which ranks among the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare.
•	Cross sales of treasury management and capital markets-related products and services to customers in PNC’s markets continued to be successful and were ahead of 2011.
•

Midland Loan Services was the number one servicer of Fannie Mae and Freddie Mac multifamily and healthcare loans and was the second leading servicer of commercial and multifamily loans by volume as of June 30, 2012 according to Mortgage Bankers Association. Midland is the only U.S. commercial mortgage servicer to receive the highest primary, master and special servicer ratings from Fitch Ratings, Standard & Poor’s and Morningstar.

Net interest income in 2012 was $4.1 billion, a 16% increase from 2011, reflecting higher average loans and deposits, partially offset by lower spreads on loans and deposits.

Corporate service fees were $1.0 billion in 2012, an increase of $278 million from 2011, primarily due to higher commercial mortgage servicing revenue and merger and acquisition advisory fees. The major components of corporate service fees are treasury management, corporate finance fees and commercial mortgage servicing revenue.

Other noninterest income was $568 million in 2012 compared with $485 million in 2011. The increase of $83 million was primarily due to gains on asset sales and the impact of customer driven capital markets activity.

The provision for credit losses was zero in 2012 compared with a benefit of $124 million in 2011. The increase reflects higher loan and commitment levels offset by positive credit migration. Despite the increase, the overall credit quality remains strong. Net charge-offs were $142 million in 2012, which decreased $233 million, or 62%, compared with 2011. The decline was attributable primarily to the commercial real estate portfolio.

Nonperforming assets declined for the eleventh consecutive quarter, and at $1.2 billion, represented a 37% decrease from December 31, 2011.

Noninterest expense was $2.0 billion in 2012, an increase of $196 million from 2011. Higher compensation-related costs were driven by improved performance and higher staffing, including the impact of the RBC Bank (USA) acquisition.

Average loans were $86.1 billion in 2012 compared with $67.2 billion in 2011, an increase of 28%. Organically, average loans grew 20% in the comparison.

•

The Corporate Banking business provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and selectively to large corporations. Average loans for this business increased $11.0 billion, or 33%, in 2012 compared with 2011, primarily due to an increase in loan commitments from new customers. Organically, average loans for this business grew 22% in the comparison.

•

PNC Real Estate provides commercial real estate and real estate-related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Average loans for this business increased $2.7 billion, or 17%, in 2012 compared with 2011 due to increased originations.

•

PNC Business Credit is one of the top five asset-based lenders in the country with increasing market share according to the Commercial Finance Association. The loan portfolio is relatively high yielding, with moderate risk as the loans are mainly secured by short-term assets. Average loans increased $1.9 billion, or 23%, in 2012 compared with 2011 due to customers seeking stable lending sources, loan usage rates, and market share expansion.

The PNC Financial Services Group, Inc. – Form 10-K    63

•	PNC Equipment Finance is the 4th largest bank-affiliated leasing company with over $11 billion in equipment finance assets.

Average deposits were $60.0 billion in 2012, an increase of $10.0 billion, or 20%, compared with 2011.

•	Deposit growth has been very strong, consistent with the industry-wide trend, as clients hold record levels of cash.
•	Deposit inflows into noninterest-bearing demand deposits continued as FDIC insurance has been an attraction for customers maintaining liquidity during this prolonged period of low interest rates.
•

The repeal of Regulation Q limitations on interest-bearing commercial demand deposit accounts became effective in the third quarter of 2011. Interest in this product has been muted due to the current rate environment.

•

As of February 22, 2013, commercial deposits have declined by $3.6 billion from the December 31, 2012 level as a result of seasonal and normal business activity. Deposit fluctuations due to the Transaction Account Guarantee Program’s expiration have not been significant. Management expects that in the current interest rate environment, additional runoff of commercial deposits will not be significant.

The commercial mortgage servicing portfolio was $282 billion at December 31, 2012 compared with $267 billion at December 31, 2011. Servicing additions exceeded portfolio run-off.

See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.

64    The PNC Financial Services Group, Inc. – Form 10-K

ASSET MANAGEMENT GROUP

(Unaudited)

Table 23: Asset Management Group Table

Year ended December 31 Dollars in millions, except as noted	2012	2011
INCOME STATEMENT
Net interest income	$297	$280
Noninterest income	676	649
Total revenue	973	929
Provision for credit losses (benefit)	11	(24)
Noninterest expense	732	687
Pretax earnings	230	266
Income taxes	85	98
Earnings	$145	$168
AVERAGE BALANCE SHEET
Loans
Consumer	$4,416	$4,108
Commercial and commercial real estate	1,076	1,301
Residential mortgage	695	706
Total loans	6,187	6,115
Goodwill and other intangible assets	329	361
Other assets	219	243
Total assets	$6,735	$6,719
Deposits
Noninterest-bearing demand	$1,462	$1,209
Interest-bearing demand	2,746	2,361
Money market	3,553	3,589
Total transaction deposits	7,761	7,159
CDs/IRAs/savings deposits	491	632
Total deposits	8,252	7,791
Other liabilities	68	74
Capital	439	349
Total liabilities and equity	$8,759	$8,214
PERFORMANCE RATIOS
Return on average capital	33%	48%
Return on average assets	2.15	2.50
Noninterest income to total revenue	69	70
Efficiency	75	74

Year ended December 31 Dollars in millions, except as noted	2012	2011
OTHER INFORMATION
Total nonperforming assets (a) (b)	$69	$60
Purchased impaired loans (a) (c)	$109	$127
Total net charge-offs	$6	$–
ASSETS UNDER ADMINISTRATION (in billions) (a) (d)
Personal	$107	$100
Institutional	117	110
Total	$224	$210
Asset Type
Equity	$120	$111
Fixed Income	69	66
Liquidity/Other	35	33
Total	$224	$210
Discretionary assets under management
Personal	$73	$69
Institutional	39	38
Total	$112	$107
Asset Type
Equity	$56	$53
Fixed Income	39	38
Liquidity/Other	17	16
Total	$112	$107
Nondiscretionary assets under administration
Personal	$34	$31
Institutional	78	72
Total	$112	$103
Asset Type
Equity	$64	$58
Fixed Income	30	28
Liquidity/Other	18	17
Total	$112	$103
(a)	As of December 31.
(b)	Includes nonperforming loans of $65 million at December 31, 2012 and $56 million at December 31, 2011.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

The PNC Financial Services Group, Inc. – Form 10-K    65

Asset Management Group earned $145 million in 2012 compared with $168 million in 2011. Revenue increased $44 million in the year over year comparison as strong sales and higher average equity markets increased noninterest income by 4% and higher average deposit balances increased net interest income by 6%. The revenue increase was offset by higher noninterest expense from strategic business investments and higher provision for credit losses. During 2012 the business continued to focus on client acquisition and asset and revenue growth.

The core growth strategies for the business continue to include: investing in higher growth geographies including the Southeast region, increasing internal referral sales and adding new front line sales staff throughout our footprint. For 2012, the business delivered strong sales production, grew high value clients and benefited from significant referrals from other PNC lines of business. Over time, the successful execution of these strategies and the accumulation of our strong sales performance are expected to create meaningful growth in assets under management and noninterest income. Highlights of Asset Management Group’s performance during 2012 include the following:

•	Assets under administration of $224 billion with positive net flows of $2.5 billion in discretionary assets under management after adjustments to total net flows for cyclical client activities,
•	Strong sales production, up 32% over the prior year including a 37% increase in the acquisition of new primary clients,
•	Significant referrals from other PNC lines of business, reflecting an increase of approximately 39% over 2011,
•	Continuing levels of new business investment and focused hiring to drive growth, with over 360 external new hires, and
•	PNC Wealth Insight® was awarded a “2012 CIO 100 Award” by CIO Magazine. The online client reporting tool now enables clients to view their PNC Investments brokerage accounts and access all client information through a mobile application that supports a number of smartphone platforms.

Assets under administration increased to $224 billion at December 31, 2012 from $210 billion at December 31, 2011. Discretionary assets under management were $112 billion at December 31, 2012 compared with $107 billion at December 31, 2011. The increase in the comparisons was driven by stronger average equity markets, positive net flows, and strong sales performance.

Total revenue for 2012 was $973 million compared with $929 million for 2011. Noninterest income was $676 million for 2012, an increase of $27 million from the prior year attributable to stronger average equity markets, increased sales and new client acquisition. Net interest income was $297 million for 2012 compared with $280 million for 2011. The increase was primarily a result of growth in transaction deposit balances.

Provision for credit losses of $11 million in 2012 increased $35 million compared to a benefit of $24 million for 2011. Noninterest expense was $732 million in 2012, an increase of $45 million, or 7%, from the prior year. The increase was attributable to investments in the business including the Southeast region and higher compensation-related costs. Asset Management Group remains focused on disciplined expense management as it invests in these strategic growth opportunities.

Average deposits of $8.3 billion for 2012 increased $461 million, or 6%, over the prior year. Average transaction deposits grew 8% compared with 2011 and were partially offset by the strategic run-off of maturing certificates of deposit in the comparison.

Average loan balances of $6.2 billion increased $72 million, or 1%, from the prior year primarily due to increased consumer loan activity partially offset by decreases in commercial and commercial real estate loans.

66    The PNC Financial Services Group, Inc. – Form 10-K

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Table 24: Residential Mortgage Banking Table

Year ended December 31 Dollars in millions, except as noted	2012	2011
INCOME STATEMENT
Net interest income	$209	$201
Noninterest income
Loan servicing revenue
Servicing fees	205	226
Net MSR hedging gains	119	220
Loan sales revenue
Provision for residential mortgage repurchase obligations	(761)	(102)
Loan sales revenue	747	384
Other	7	23
Total noninterest income	317	751
Total revenue	526	952
Provision for credit losses (benefit)	(5)	5
Noninterest expense (a)	992	797
Pretax earnings (loss)	(461)	150
Income taxes (benefit)	(153)	61
Earnings (loss)	$(308)	$89
AVERAGE BALANCE SHEET
Portfolio loans	$2,719	$2,771
Loans held for sale	1,758	1,492
Mortgage servicing rights (MSR)	632	905
Other assets	6,420	6,102
Total assets	$11,529	$11,270
Deposits	$2,560	$1,675
Borrowings and other liabilities	4,086	3,877
Capital	1,329	731
Total liabilities and equity	$7,975	$6,283
PERFORMANCE RATIOS
Return on average capital	(23)%	12%
Return on average assets	(2.67)	0.79
Noninterest income to total revenue	60	79
Efficiency	189	84

Year ended December 31 Dollars in millions, except as noted	2012	2011
RESIDENTIAL MORTGAGE SERVICING PORTFOLIO - THIRD-PARTY (in billions)
Beginning of period	$118	$125
Acquisitions	21	6
Additions	14	12
Repayments/transfers	(34)	(25)
End of period	$119	$118
Servicing portfolio - third-party statistics: (b)
Fixed rate	92%	90%
Adjustable rate/balloon	8%	10%
Weighted-average interest rate	4.94%	5.38%
MSR capitalized value (in billions)	$.7	$.7
MSR capitalization value (in basis points)	54	54
Weighted-average servicing fee (in basis points)	28	29
RESIDENTIAL MORTGAGE REPURCHASE RESERVE
Beginning of period	$83	$144
Provision	761	102
RBC Bank (USA) acquisition	26	–
Losses - loan repurchases and settlements	(256)	(163)
End of Period	$614	$83
OTHER INFORMATION
Loan origination volume (in billions)	$15.2	$11.4
Percentage of originations represented by:
Agency and government programs	100%	100%
Refinance volume	77%	76%
Total nonperforming assets (b) (c)	$134	$76
Purchased impaired loans (b) (d)	$38	$112
(a)	Includes a goodwill impairment charge of $45 million during the fourth quarter of 2012.
(b)	As of December 31.
(c)	Includes nonperforming loans of $90 million at December 31, 2012 and $31 million at December 31, 2011.
(d)	Recorded investment of purchased impaired loans related to acquisitions.

The PNC Financial Services Group, Inc. – Form 10-K    67

Residential Mortgage Banking reported a loss of $308 million in 2012 compared with earnings of $89 million in 2011. Earnings declined from the prior year primarily as a result of higher provision for residential mortgage repurchase obligations, higher noninterest expense, including goodwill impairment, and lower net hedging gains on mortgage servicing rights, partially offset by increased loan sales revenue driven by higher loan origination volume.

The strategic focus of the business is the acquisition of new customers through a retail loan officer sales force with an emphasis on home purchase transactions. Two key aspects of this strategy are: (i) competing on the basis of superior service to new and existing customers in serving their home purchase and refinancing needs; and (ii) pursuing strategic partnerships with reputable residential real estate franchises to acquire new customers. A key consideration in pursuing this approach is the cross-sell opportunity, especially in the bank footprint markets.

Residential Mortgage Banking overview:

•

Total loan originations were $15.2 billion for 2012 compared with $11.4 billion in 2011. Loans continue to be originated primarily through direct channels under FNMA, FHLMC and FHA/VA agency guidelines. Refinancings were 77% of originations for 2012 and 76% in 2011. During 2012, 30% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2).

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At December 31, 2012, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $614 million compared with $83 million at December 31, 2011. See the Recourse And Repurchase Obligations section of this Item 7 and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial

Statements in Item 8 of this Report for additional information.
–	PNC has experienced and expects to experience further elevated levels of residential mortgage loan repurchase demands reflecting changes in behavior and demand patterns of two government-sponsored enterprises, FHLMC and FNMA, primarily related to loans sold in 2004 through 2008 into agency securitizations.
•

Residential mortgage loans serviced for others totaled $119 billion at December 31, 2012 compared with $118 billion at December 31, 2011. Payoff volumes remained high, but new direct loan origination volume and servicing portfolio acquisitions offset the decline.

•

Noninterest income was $317 million in 2012 compared with $751 million in 2011. The decrease resulted from current year additions to reserves of $761 million for residential mortgage loan repurchase obligations as compared to $102 million in 2011 and lower net hedging gains on mortgage servicing rights, partially offset by increased loan sales revenue driven by higher loan origination volume.

•	Net interest income was $209 million in 2012 compared with $201 million in 2011.
•

Noninterest expense was $992 million in 2012 compared with $797 million in 2011. The increase from the prior year was primarily driven by increased residential mortgage origination volumes, servicing costs, a goodwill impairment charge and higher additions to legal reserves. Included in noninterest expense in the fourth quarter of 2012 was an approximately $70 million charge resulting from an agreement to amend consent orders previously entered into by PNC with its banking regulators. The agreement ends the independent foreclosure review program under the consent orders and replaces it with an accelerated remediation process.

•	The fair value of mortgage servicing rights was $.7 billion at both December 31, 2012 and December 31, 2011.

68    The PNC Financial Services Group, Inc. – Form 10-K

BLACKROCK

(Unaudited)

Table 25: BlackRock Table

Information related to our equity investment in BlackRock follows:

Year ended December 31 Dollars in millions	2012	2011
Business segment earnings (a)	$395	$361
PNC’s economic interest in BlackRock (b)	22%	21%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings net of additional income taxes on those earnings incurred by PNC.
(b)	At December 31

In billions	Dec. 31 2012	Dec. 31 2011
Carrying value of PNC’s investment in BlackRock (c)	$5.6	$5.3
Market value of PNC’s investment in BlackRock (d)	7.4	6.4
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.9 billion at December 31, 2012 and $1.7 billion at December 31, 2011. In May 2012, we exchanged 2 million shares of BlackRock Series B Preferred Stock for an equal number of shares of BlackRock common stock. The exchange transaction had no impact on the carrying value of our investment in BlackRock nor on our use of the equity method of accounting. Our voting interest in BlackRock common stock was approximately 21% at December 31, 2012.
(d)	Does not include liquidity discount.

PNC accounts for its shares of BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock to partially fund BlackRock long-term incentive plan (LTIP) programs. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 9 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report.

On September 29, 2011, PNC transferred 1.3 million shares of BlackRock Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. Upon transfer, Other assets and Other liabilities on our Consolidated Balance Sheet were reduced by $172 million, representing the fair value of the shares transferred. On January 31, 2013, we transferred an additional 205,350 shares to BlackRock in connection with our obligation. The transfer reduced Other assets and Other liabilities on our Consolidated Balance Sheet by $33 million. After this transfer, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock which are available to fund our obligation in connection with the BlackRock LTIP programs. Additional information regarding our BlackRock LTIP shares obligation is included in Note 16 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

NON-STRATEGIC ASSETS PORTFOLIO

(Unaudited)

Table 26: Non-Strategic Assets Portfolio Table

Year ended December 31 Dollars in millions	2012	2011
INCOME STATEMENT
Net interest income	$830	$913
Noninterest income	13	47
Total revenue	843	960
Provision for credit losses	181	366
Noninterest expense	287	275
Pretax earnings	375	319
Income taxes	138	119
Earnings	$237	$200
AVERAGE BALANCE SHEET
Commercial Lending:
Commercial/Commercial real estate	$894	$1,277
Lease financing	677	712
Total commercial lending	1,571	1,989
Consumer Lending:
Home equity	4,584	5,257
Residential real estate	6,259	6,161
Total consumer lending	10,843	11,418
Total portfolio loans	12,414	13,407
Other assets (a)	(364)	(288)
Total assets	$12,050	$13,119
Deposits and other liabilities	$183	$111
Capital	1,238	1,319
Total liabilities and equity	$1,421	$1,430
PERFORMANCE RATIOS
Return on average capital	19%	15%
Return on average assets	1.97	1.52
Noninterest income to total revenue	2	5
Efficiency	34	29
OTHER INFORMATION
Nonperforming assets (b) (c)	$999	$1,024
Purchased impaired loans (b) (d)	$5,547	$5,251
Net charge-offs (e)	$299	$370
Net charge-off ratio (e)	2.41%	2.76%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$665	$976
Lease financing	686	670
Total commercial lending	1,351	1,646
Consumer Lending
Home equity	4,237	4,930
Residential real estate	6,093	5,840
Total consumer lending	10,330	10,770
Total loans	$11,681	$12,416
(a)	Other assets includes deferred taxes, ALLL and OREO. Other assets were negative in both periods due to the ALLL.
(b)	As of December 31.
(c)	Includes nonperforming loans of $.7 billion at both December 31, 2012 and December 31, 2011.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At December 31, 2012, this segment contained 75% of PNC’s purchased impaired loans.
(e)	For the year ended December 31.

The PNC Financial Services Group, Inc. – Form 10-K    69

This business segment consists primarily of non-strategic assets obtained through acquisitions of other companies. Non-Strategic Assets Portfolio had earnings of $237 million in 2012 compared with $200 million in 2011. The increase was primarily attributable to a lower provision for credit losses, partially offset by lower net interest income driven by declines in loan balances and purchase accounting accretion.

2012 included the impact of the RBC Bank (USA) acquisition, which added approximately $1.0 billion of residential real estate loans, $.2 billion of commercial/commercial real estate loans and $.2 billion of OREO assets. Of these assets, $1.0 billion were deemed purchased impaired loans.

Non-Strategic Assets Portfolio overview:

•	Net interest income was $830 million in 2012 compared with $913 million 2011. The decrease was driven by lower purchase accounting accretion and loan balances.
•

Noninterest income was $13 million in 2012 compared with $47 million 2011. The decline was driven mainly by larger valuation adjustments to liabilities for estimated repurchase losses on home equity loans sold.

•

The provision for credit losses was $181 million in 2012 compared with $366 million in 2011. The decrease in the provision for credit losses reflected a declining loan portfolio and improvement in asset quality.

•	Noninterest expense in 2012 was $287 million compared with $275 million in 2011. The increase was primarily due to higher other real estate owned expenses.
•

Average portfolio loans declined to $12.4 billion in 2012 compared with $13.4 billion in 2011. The overall decline was driven by customer payment activity and portfolio management activities to reduce under-performing assets partially offset by the addition of loans from the RBC Bank (USA) acquisition.

•

Nonperforming loans were $.7 billion as of December 31, 2012 and December 31, 2011. The consumer lending portfolio comprised 80% of nonperforming loans at December 31, 2012. Nonperforming consumer loans increased $83 million from December 31, 2011 as a result of a change in the nonaccrual policy for home equity loans requiring loans to be placed on nonaccrual at 90 days past due compared to the prior policy of 180 days. Also contributing to the increase was a change in the treatment of certain consumer loans classified as TDRs, pursuant to regulatory guidance issued in the third quarter of 2012. These TDRs resulted from bankruptcy where no formal reaffirmation was provided by the borrower thereby granting a concession upon discharge from personal liability.

•	Net charge-offs were $299 million in 2012 and $370 million in 2011. Net charge-offs declined 17% on the consumer lending portfolio and 23% on the commercial lending portfolio.

The business activity of this segment is to manage the wind-down of the portfolio assigned to it while maximizing the value and mitigating risk. The fair value marks taken upon acquisition of the assets, the team we have in place, and targeted asset resolution strategies help us to manage these assets.

•

The Commercial Lending portfolio declined 18% to $1.35 billion at December 31, 2012 compared to December 31, 2011. Loans to residential developers declined 32% to $.7 billion while the lease financing portfolio remained relatively flat at $.7 billion. The leases are long-term with relatively low credit risk.

•

The Consumer Lending portfolio declined $.4 billion, or 4%, when compared to the same period last year. Excluding $.9 billion of residential mortgage loans from the RBC Bank (USA) acquisition, the portfolio decreased 13%. The portfolio’s credit quality has stabilized through actions taken by management. We have implemented various refinance programs, line management programs, and loss mitigation programs to mitigate risks within this portfolio while assisting borrowers to maintain homeownership when possible.

•

When loans are sold, we may assume certain loan repurchase obligations to indemnify investors against losses or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. From 2005 to 2007, home equity loans were sold with such contractual provisions. At December 31, 2012, the liability for estimated losses on repurchase and indemnification claims for the Non-Strategic Assets Portfolio was $58 million compared to $47 million at December 31, 2011. See the Recourse And Repurchase Obligations section of this Item 7 and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information.

70    The PNC Financial Services Group, Inc. – Form 10-K

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

PNC applies ASC 820 Fair Value Measurements and Disclosures. This guidance defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. This guidance requires a three level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable.

The following sections of this Report provide further information on this type of activity:

•	Fair Value Measurements included within this Item 7, and
•	Note 9 Fair Value included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

•	Probability of default (PD),
•	Loss given default (LGD),
•	Exposure at date of default (EAD),
•	Movement through delinquency stages,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, and
•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in historical results.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.8 billion, or 44%, of the ALLL at December 31, 2012 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $2.2 billion, or 56%, of the ALLL at December 31, 2012 have been allocated to these consumer lending categories.

During the third quarter of 2012, PNC increased the amount of internally observed data used in estimating the key commercial lending assumptions of PD and LGD.

The PNC Financial Services Group, Inc. – Form 10-K    71

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

Estimated Cash Flows On Purchased Impaired Loans

ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) provides the GAAP guidance for accounting for certain loans. These loans have experienced a deterioration of credit quality from origination to acquisition for which it is probable that the investor will be unable to collect all contractually required payments receivable, including both principal and interest.

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

Goodwill

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Most of our goodwill relates to value inherent in the Retail Banking and Corporate & Institutional Banking businesses. The value of this goodwill is dependent upon our ability to provide quality, cost-effective services in the face of competition from other market participants on a national and, with respect to some products and services, an international basis. We also rely upon continuing investments in processing systems, the development of value-added service features, and the ease of access by customers to our services.

As such, the value of goodwill is supported by earnings, which is driven by transaction volume and, for certain businesses, the market value of assets under administration or for which processing services are provided. Lower earnings resulting from a lack of growth or our inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could result in a current period charge to earnings. At least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date, management reviews the current operating environment and strategic direction of each reporting unit taking into consideration any events or changes in circumstances that may have an effect on the unit. For this review, inputs are generated and used in calculating the fair value of the reporting unit, which is compared to its carrying amount (“Step 1” of the goodwill impairment test) as further discussed below. The fair values of our reporting units are determined using a discounted cash flow valuation model with assumptions based upon market comparables. Additionally, we may also evaluate certain financial metrics that are indicative of fair value, including price to earnings ratios and recent acquisitions involving other financial institutions. A reporting unit is defined as an operating segment or one level below an operating segment. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit is not considered impaired. However, if the fair value of the reporting unit is less than its carrying amount, the reporting unit’s goodwill would be evaluated for impairment. In this circumstance, the implied fair value of reporting unit goodwill would be compared to the carrying amount of that goodwill (“Step 2” of the goodwill impairment test). If the carrying amount of goodwill exceeds the implied fair value of goodwill, the difference is recognized as an impairment loss. The implied fair value of reporting unit goodwill is determined by assigning the fair value of a reporting unit to its assets and liabilities (including any unrecognized intangible assets) with the residual amount equal to the implied fair value of goodwill as if the reporting unit had been acquired in a business combination.

72    The PNC Financial Services Group, Inc. – Form 10-K

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

In determining a reporting unit’s fair value and comparing it to its carrying value, we utilize the highest of these three amounts (the “targeted equity”) in our discounted cash flow methodology. Under this methodology, we will infuse capital to achieve the targeted equity amount. As of October 1, 2012 (annual impairment testing date), there was no unallocated excess capital (difference between shareholders’ equity minus total economic capital assigned and increased by the incremental targeted equity capital infusion).

Except for the Residential Mortgage Banking reporting unit, which is discussed below, the estimated fair values of our reporting units exceeded their carrying values by at least 10% and are not considered to be at risk of not passing Step 1. By definition, assumptions utilized in estimating the fair value of a reporting unit are judgmental and inherently uncertain, but absent a significant change in economic conditions of a reporting unit, we would not expect the fair values of these reporting units to decrease below their respective carrying values.

During 2012, an interim period goodwill impairment test was performed for the Residential Mortgage Banking reporting unit as a result of additional provision recorded for residential mortgage repurchase obligations during the second quarter. Based on the results of the interim analysis, the fair value of the Residential Mortgage Banking reporting unit exceeded its carrying amount and no impairment was recorded. However, the results of Step 1 of the annual goodwill impairment test indicated that the Residential Mortgage Banking reporting unit’s fair value using a discounted cash flow approach was less than its carrying value. Our residential mortgage banking business, similar to other residential mortgage banking businesses, is operating in an unsettled environment, which may result in higher operating costs, and has experienced increased uncertainties such as elevated indemnification and repurchase liabilities and foreclosure related issues. Additionally, the current level of refinance volumes is not expected to continue indefinitely given that interest rates have been low for a prolonged period of time. During the fourth quarter, we recorded additional provision for residential mortgage repurchase obligations of approximately $254 million principally driven by expected elevated levels of repurchase demands primarily as a result of further changes in behavior and demand patterns of government-sponsored enterprises, FHLMC and FNMA, for loans sold into agency securitizations, including the years 2004 and 2005. These risk characteristics were reflected in the Residential Mortgage Banking reporting unit’s assigned economic capital utilized and discount rate assumption in the impairment test. We performed Step 2 of the goodwill impairment test and determined that Residential Mortgage Banking’s goodwill was impaired. The most significant fair value adjustment assumption related to the provision for residential mortgage repurchase obligations as we believe a market participant would consider an incremental amount reasonably possible above the amount accrued. The impairment charge of $45 million was included in noninterest expense and did not affect our regulatory and capital ratios. The Residential Mortgage Banking reporting unit does not have any remaining goodwill as of December 31, 2012.

There were no impairment charges related to goodwill in 2011 or 2010.

See Note 10 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Lease Residuals

We provide financing for various types of equipment, including aircraft, energy and power systems, and vehicles through a variety of lease arrangements. Direct financing leases are carried at the sum of lease payments and the estimated residual value of the leased property, less unearned income. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors. Residual values are derived from historical remarketing experience, secondary market contacts, and industry publications. To the extent not guaranteed or assumed by a third-party, we bear the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the estimated residual value, which could result in an impairment charge and reduce earnings in the future. Residual values are reviewed for impairment at least annually.

The PNC Financial Services Group, Inc. – Form 10-K    73

Revenue Recognition

We earn net interest and noninterest income from various sources, including:

•	Lending,
•	Securities portfolio,
•	Asset management,
•	Customer deposits,
•	Loan sales and servicing,
•	Brokerage services,
•	Sale of loans and securities,
•	Certain private equity activities, and
•	Securities and derivatives trading activities, including foreign exchange.

We also earn fees and commissions from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services, providing merger and acquisition advisory and related services, and participating in certain capital markets transactions. Revenue earned on interest-earning assets, including the accretion of discounts recognized on acquired or purchased loans recorded at fair value, is recognized based on the constant effective yield of the financial instrument.

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

Assumptions incorporated into the residential MSRs valuation model reflect management’s best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable prices so the precise terms and conditions of sales are not available. As a benchmark for the reasonableness of its residential MSRs fair value, PNC obtains opinions of value from independent parties (“brokers”). These brokers provided a range (+/- 10 bps) based upon their own discounted cash flow calculations of our portfolio that reflected conditions in the secondary market, and any recently executed servicing transactions. PNC compares its internally-developed residential MSRs value to the ranges of values received from the brokers. If our residential MSRs fair value falls outside of the brokers’ ranges, management will assess whether a valuation adjustment is warranted. For 2012 and 2011, PNC’s residential MSRs value has not fallen outside of the brokers’ ranges. We consider our residential MSRs value to represent a reasonable estimate of fair value.

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

The fair value of residential and commercial MSRs and significant inputs to the valuation models as of December 31, 2012 are shown in Note 10 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements in Item 8 of this Report. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses a third-party model to estimate future residential loan prepayments and internal proprietary models to estimate future commercial loan prepayments. These models have been refined based on current market conditions. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied

74    The PNC Financial Services Group, Inc. – Form 10-K

forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Note 10 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements in Item 8 of this Report. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

Income Taxes

In the normal course of business, we and our subsidiaries enter into transactions for which the tax treatment is unclear or subject to varying interpretations. In addition, filing requirements, methods of filing and the calculation of taxable income in various state and local jurisdictions are subject to differing interpretations.

We evaluate and assess the relative risks and merits of the tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent, and other information, and maintain tax accruals consistent with our evaluation of these relative risks and merits. The result of our evaluation and assessment is by its nature an estimate. We and our subsidiaries are routinely subject to audit and challenges from taxing authorities. In the event we resolve a challenge for an amount different than amounts previously accrued, we will account for the difference in the period in which we resolve the matter.

Proposed Accounting Standards

The Financial Accounting Standards Board (FASB) issued several Exposure Drafts for comment during 2012 as well as the beginning of 2013.

In January 2013, the FASB issued Proposed Accounting Standards Update (ASU) Transfers and Servicing (Topic 860): Effective Control for Transfers with Forward Agreements to Repurchase Assets and Accounting for Repurchase Financings. This exposure draft would change the accounting for repurchase-to-maturity agreements (“repos-to-maturity”).

Under the existing guidance, repos-to-maturity may meet the criteria to be accounted for as sales, but the proposed guidance would require them to be accounted for as secured borrowings. It would also clarify the evaluation of whether financial assets that will be repurchased are “substantially the same” as those transferred. Additionally, the exposure draft proposes a change to the accounting for repurchases that are part of repurchase financings, such that the initial transfer and repurchase are evaluated as two separate transactions. The effective date has not yet been determined. We are evaluating the impact of this proposal on our financial statements.

In December 2012, the FASB issued Proposed ASU Financial Instruments – Credit Losses (Subtopic 825-15). The FASB has exposed a single-model approach which would apply to all financial instruments carried at amortized cost or at fair-value through other comprehensive income (replacing the current ASC 450, Contingencies, ASC 310-10, Receivables – Overall, ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality and ASC 320, Investments – Debt and Equity Securities approaches). This model would require reserves for all expected credit losses over the life of the instrument. Under the proposal, retrospective application with cumulative adjustment to retained earnings will be required and early adoption would not be permitted. The effective date has not yet been determined. We are evaluating the impact of this proposal on our financial statements.

In October 2012, the FASB issued Proposed ASU Consolidation (Topic 810): Accounting for the Difference between the Fair Value of the Assets and the Fair Value of the Liabilities of a Consolidated Collateralized Financing Entity. This exposure draft would define “collateralized financing entity” and require a reporting entity that consolidates a collateralized financing entity and measures the associated financial assets and financial liabilities at fair value, to measure that fair value consistently with how a market participant would price the reporting entity’s net exposure. The reporting entity would allocate portfolio-level adjustments to the individual assets and liabilities on a reasonable and consistent basis. The exposure draft would require a modified retrospective approach to be applied at adoption for only those collateralized financing entities that exist at the date of adoption. Early adoption would be permitted. An effective date has not yet been determined. We are evaluating the impact of this proposal on our financial statements.

In October 2012, the FASB issued Proposed ASU Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This exposure draft would clarify the timing of release of Currency Translation Adjustments (CTA) from Accumulated Other Comprehensive Income (AOCI) upon deconsolidation or

The PNC Financial Services Group, Inc. – Form 10-K    75

derecognition of a foreign entity, subsidiary or a group of assets within a foreign entity and in step acquisitions. Specifically, 1) Upon deconsolidation or derecognition of a foreign entity, CTA would be released; 2) Upon sale of a subsidiary or a group of assets within a foreign entity, CTA would not be released, unless it also represents the complete or substantially complete liquidation of the foreign entity in which it resides; and 3) In a step acquisition, the AOCI related to the previously held investment would be included in the calculation of gain or loss upon change in control. The proposed standard would be applied prospectively from the date of adoption with early adoption permitted. An effective date has not yet been determined. We are evaluating the impact of this proposal on our financial statements.

In July 2012, the FASB issued Proposed ASU Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements. This exposure draft would require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date per ASC 450-20, Contingencies—Loss Contingencies. This exposure draft would also require an entity to disclose the nature and amount of the obligation as well as information about the risks that such obligations pose to an entity’s future cash flows. If the primary role of a reporting entity in the joint and several liability arrangement is that of a guarantor, then it should account for the obligation under ASC 460, Guarantees. This guidance would be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity’s fiscal year of adoption. The effective date has not yet been determined. The comment period ended September 20, 2012. We are evaluating the impact of this proposal on our financial statements.

Recent Accounting Pronouncements

See Note 1 Accounting Policies in the Notes To the Consolidated Financial Statements in Item 8 of this Report regarding the impact of new accounting pronouncements.

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (plan or pension plan) covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are applied as a percentage of eligible compensation. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Consistent with our investment strategy, plan assets are primarily invested in equity investments and fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy, which is described more fully in Note 15 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

The discount rate used to measure pension obligations is determined by comparing the expected future benefits that will be paid under the plan with yields available on high quality corporate bonds of similar duration. The impact on pension expense of a 0.5% decrease in discount rate in the current environment is $21 million per year. In contrast, the sensitivity to the same change in discount rate in a higher interest rate environment is less significant.

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

To evaluate the continued reasonableness of our assumption, we examine a variety of viewpoints and data. Various studies have shown that portfolios comprised primarily of U.S. equity

76    The PNC Financial Services Group, Inc. – Form 10-K

securities have historically returned approximately 10% annually over long periods of time, while U.S. debt securities have returned approximately 6% annually over long periods. Application of these historical returns to the plan’s allocation ranges for equities and bonds produces a result between 7.25% and 8.75% and is one point of reference, among many other factors, that is taken into consideration. We also examine the plan’s actual historical returns over various periods and consider the current economic environment. Recent experience is considered in our evaluation with appropriate consideration that, especially for short time periods, recent returns are not reliable indicators of future returns. While annual returns can vary significantly (actual returns for 2012, 2011, and 2010 were +15.29%, +.11%, and +14.87%, respectively), the selected assumption represents our estimated long-term average prospective returns.

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

Taking into consideration all of these factors, the expected long-term return on plan assets for determining net periodic pension cost for 2012 was 7.75%, the same as it was for 2011. After considering the views of both internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective fixed income returns, we are reducing our expected long-term return on assets to 7.50% for determining pension cost for 2013.

Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to increase or decrease by up to $8 million as the impact is amortized into results of operations.

We currently estimate a pretax pension expense of $73 million in 2013 compared with pretax expense of $89 million in 2012. This year-over-year expected decrease reflects the impact of favorable returns on plan assets experienced in 2012 as well as the effects of the lower discount rate required to be used in 2013.

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2013 estimated expense as a baseline.

Table 27: Pension Expense - Sensitivity Analysis

Change in Assumption (a)	Estimated Increase to 2013 Pension Expense (In millions)
.5% decrease in discount rate	$21
.5% decrease in expected long-term return on assets	$19
.5% increase in compensation rate	$2
(a)	The impact is the effect of changing the specified assumption while holding all other assumptions constant.

Our pension plan contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance has the most impact on contribution requirements and will drive the amount of required contributions in future years. Also, current law, including the provisions of the Pension Protection Act of 2006, sets limits as to both minimum and maximum contributions to the plan. We do not expect to be required by law to make any contributions to the plan during 2013.

We maintain other defined benefit plans that have a less significant effect on financial results, including various nonqualified supplemental retirement plans for certain employees, which are described more fully in Note 15 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K    77

RECOURSE AND REPURCHASE OBLIGATIONS

As discussed in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report, PNC has sold commercial mortgage, residential mortgage and home equity loans directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets.

COMMERCIAL MORTGAGE LOAN RECOURSE OBLIGATIONS

We originate, close, and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At December 31, 2012 and December 31, 2011, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.8 billion and $13.0 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.9 billion at December 31, 2012 and $4.0 billion at December 31, 2011.

We maintain a reserve for estimated losses based on our exposure. The reserve for losses under these programs totaled $43 million and $47 million as of December 31, 2012 and December 31, 2011, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

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

78    The PNC Financial Services Group, Inc. – Form 10-K

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

Origination and sale of residential mortgages is an ongoing business activity, and, accordingly, management continually assesses the need to recognize indemnification and repurchase liabilities pursuant to the associated investor sale agreements. We establish indemnification and repurchase liabilities for estimated losses on sold first and second-lien mortgages for which indemnification is expected to be provided or for loans that are expected to be repurchased. For the first and second-lien mortgage sold portfolio, we have established an indemnification and repurchase liability pursuant to investor sale agreements based on claims made, demand patterns observed to date and/or expected in the future, and our estimate of future claims on a loan by loan basis. To estimate the mortgage repurchase liability arising from breaches of representations and warranties, we consider the following factors: (i) borrower performance in our historically sold portfolio (both actual and estimated future defaults), (ii) the level of outstanding unresolved repurchase claims, (iii) estimated probable future repurchase claims, considering information about file requests, delinquent and liquidated loans, resolved and unresolved mortgage insurance rescission notices and our historical experience with claim rescissions, (iv) the potential ability to cure the defects identified in the repurchase claims (“rescission rate”), and (v) the estimated severity of loss upon repurchase of the loan or collateral, make-whole settlement, or indemnification.

See Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

The following tables present the unpaid principal balance of repurchase claims by vintage and total unresolved repurchase claims for the past five quarters.

Table 28: Analysis of Quarterly Residential Mortgage Repurchase Claims by Vintage

Dollars in millions	December 31 2012	September 30 2012	June 30 2012	March 31 2012	December 31 2011
2004 & Prior	$11	$15	$31	$10	$11
2005	8	10	19	12	13
2006	23	30	56	41	28
2007	45	137	182	100	90
2008	7	23	49	17	18
2008 & Prior	94	215	337	180	160
2009 – 2012	38	52	42	33	29
Total	$132	$267	$379	$213	$189
FNMA, FHLMC, and GNMA %	94%	87%	86%	88%	91%

The PNC Financial Services Group, Inc. – Form 10-K    79

Table 29: Analysis of Quarterly Residential Mortgage Unresolved Asserted Indemnification and Repurchase Claims

Dollars in millions	December 31 2012	September 30 2012	June 30 2012	March 31 2012	December 31 2011
FNMA, FHLMC, and GNMA Securitizations	$290	$430	$419	$337	$302
Private Investors (a)	47	82	83	69	73
Total unresolved claims	$337	$512	$502	$406	$375
FNMA, FHLMC, and GNMA %	86%	84%	83%	83%	81%
(a)	Activity relates to loans sold through Non-agency securitization and loan sale transactions.

The table below details our indemnification and repurchase claim settlement activity during 2012 and 2011.

Table 30: Analysis of Residential Mortgage Indemnification and Repurchase Claim Settlement Activity

	2012			2011
Year ended December 31 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC, and GNMA securitizations	$356	$210	$85	$220	$115	$74
Private investors (e)	75	46	5	76	48	14
Total indemnification and repurchase settlements	$431	$256	$90	$296	$163	$88
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans, and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in Item 8 of this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-agency securitizations and loan sale transactions.

During 2012 and 2011, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: (i) misrepresentation of income, assets or employment, (ii) property evaluation or status issues (e.g., appraisal, title, etc.), (iii) underwriting guideline violations, or (iv) mortgage insurance rescissions. During 2012, FNMA and FHLMC expanded their efforts to reduce their exposure to losses on purchased loans resulting in a dramatic increase in second and third quarter repurchase claims, primarily on the 2006-2008 vintages, but also other vintages. Included in this higher volume were repurchase claims made on loans in later stages of default than had previously been observed. For example, in the second quarter of 2012, we experienced repurchase claims on loans which had defaulted more than two years prior to the claim date, which was inconsistent with historical activity. In addition, in December 2012, PNC discussed with FHLMC and FNMA their intentions to further expand their purchased loan review activities in 2013 with a focus on 2004 and 2005 vintages, as well as certain loan modifications and aged default loans not previously reviewed. Based on our discussions with both FNMA and FHLMC, we expect an increase in repurchase claims in 2013 and have increased the liability for estimated losses on indemnification and repurchase claims accordingly.

The ongoing elevated repurchase claim activity in 2012 contributed to the higher balance of unresolved claims for residential mortgages in 2012, as well as the increase in residential mortgage indemnification and repurchase settlement activity in 2012. In response to the significant increase in claims in 2012 and expected increase in claims in 2013 due to changes in FNMA’s and FHLMC’s behavior, management revised its estimates of future claims resulting in significant increases to the indemnification and repurchase liability in both the second and fourth quarters of 2012.

At December 31, 2012 and December 31, 2011, the liability for estimated losses on indemnification and repurchase claims for residential mortgages totaled $614 million and $83 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of December 31, 2012 and December 31, 2011. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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

80    The PNC Financial Services Group, Inc. – Form 10-K

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

Loan covenants and representations and warranties were established through loan sale agreements with various investors to provide assurance that loans PNC sold to the investors are of sufficient investment quality. Key aspects of such covenants and representations and warranties include the loan’s compliance with any applicable loan criteria established for the transaction, including underwriting standards, delivery of all required loan documents to the investor or its designated party, sufficient collateral valuation, and the validity of the lien securing the loan. As a result of alleged breaches of these contractual obligations, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans.

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

The following table details the unpaid principal balance of our unresolved home equity indemnification and repurchase claims at December 31, 2012 and December 31, 2011, respectively.

Table 31: Analysis of Home Equity Unresolved Asserted Indemnification and Repurchase Claims

In millions	December 31 2012	December 31 2011
Home equity loans/lines:
Private investors (a)	$74	$110
(a)	Activity relates to brokered home equity loans/lines sold through loan sale transactions which occurred during 2005-2007.

The PNC Financial Services Group, Inc. – Form 10-K    81

The table below details our home equity indemnification and repurchase claim settlement activity during 2012 and 2011.

Table 32: Analysis of Home Equity Indemnification and Repurchase Claim Settlement Activity

	2012			2011
Year ended December 31 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Home equity loans/lines:
Private investors – Repurchases (d)	$22	$18	$4	$42	$107	$3
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability. Amounts for 2011 include amounts for settlement payments.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Activity relates to brokered home equity loans/lines sold through loan sale transactions which occurred during 2005-2007.

During 2012 and 2011, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: (i) misrepresentation of income, assets or employment, (ii) property evaluation or status issues (e.g., appraisal, title, etc.), or (iii) underwriting guideline violations. The lower balance of unresolved indemnification and repurchase claims at December 31, 2012 is attributable to lower claims submissions and lower inventories of claims undergoing review due to the elevated settlement activity in 2011. The lower 2012 indemnification and repurchase settlement activity was also affected by the lower claim activity and the lower inventory of claims mentioned above as well as a higher rate of claim rescissions.

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

At December 31, 2012 and December 31, 2011, the liability for estimated losses on indemnification and repurchase claims for home equity loans/lines was $58 million and $47 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all home equity loans/lines sold and outstanding as of December 31, 2012 and December 31, 2011. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Indemnification and repurchase liabilities, which are included in Other liabilities on the Consolidated Balance Sheet, are evaluated by management on a quarterly basis. Initial recognition and subsequent adjustments to the indemnification and repurchase liability for home equity loans/lines are recognized in Other noninterest income on the Consolidated Income Statement.

82    The PNC Financial Services Group, Inc. – Form 10-K

RISK MANAGEMENT

PNC encounters risk as part of the normal course of operating our business. Accordingly we design risk management processes to help manage these risks. This Risk Management section describes our risk management philosophy, appetite, culture, governance, risk identification, controls and monitoring and reporting. We also provide an analysis of our key areas of risk: credit, operational, liquidity, market, and model. The discussion of market risk is further subdivided into interest rate, trading, and equity and other investment risk areas. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section of this Item 7.

We view Risk Management as a cohesive combination of the following risk elements:

Risk Philosophy

PNC’s risk philosophy is to manage to an overall moderate level of risk to capture opportunities and optimize shareholder value. We dynamically set our strategies and make distinct risk taking decisions with consideration for the impact to our aggregate risk position. The following principles guide our risk taking activities:

1.	Identify and Understand Risks and Returns
2.	Make Balanced Risk Decisions
3.	Continuously Monitor and Manage Risks

Risk Appetite, Strategy and Optimization

Risk appetite represents the organization’s desired enterprise risk position. Reviewed periodically through the Risk Reporting process, the risk appetite serves as an operating guide for making balanced risk decisions that support our business strategies; it will adjust over time to reflect the current and anticipated economic environment, growth objectives, and our risk profile.

The risk appetite is not set or managed through a single determinant; rather, it is derived through a series of quantitative and qualitative risk limits defined in policy and managed through the application of the enterprise risk management framework. The primary risk policies establish the enterprise level risk limits and collectively represent PNC’s enterprise risk appetite. This serves as an operating guide for making balanced risk decisions that support our business strategies, including growth strategy and exit strategy, where appropriate.

Risk Culture

All employees are treated as risk managers, and they are responsible for understanding the overall risk philosophy and principles and how they apply within their areas. They are encouraged to collaborate across groups to identify and mitigate risks and elevate issues as required. PNC reinforces risk management responsibilities through a performance management system where employee performance goals include risk management objectives. Incentives for relevant employees incorporate risk management results through balanced measures of risk-adjusted performance.

Proactive communication, between groups and up to the Board of Directors, facilitates timely identification and resolution of issues. PNC’s multi-level risk committee structure provides a formal channel to identify, decision, and report risk. Risk committees membership includes representatives from business and risk groups that are responsible for helping ensure risk issues are proactively identified, decisioned, and communicated appropriately within the enterprise risk management framework.

Risk Organization and Governance

PNC employs a comprehensive Risk Management governance structure to help ensure that risks are identified; balanced decisions are made that consider risk and return; and risks are adequately monitored and managed. Risk committees established within this governance structure provide oversight for risk management activities at the board, corporate, and business levels. We use our governance structure to assess the effectiveness of our Risk Management practices on an ongoing basis, based on how we manage our day-to-day business activities and on our development and execution of more specific strategies to mitigate risks. Specific responsibilities include:

Board of Directors – The Board oversees enterprise risk management. The Risk Committee of the Board of Directors evaluates PNC’s risk appetite, management’s assessment of the enterprise risk profile, and the enterprise-wide risk structure and processes established by management to identify, measure, monitor, and manage risk. The Audit Committee of the Board also has responsibility for select areas of risk (e.g., Financial Reporting, Ethics, ICFR).

Corporate Committees – At the management level, PNC has established several senior management-level committees to facilitate the review, evaluation, and management of risk. The

The PNC Financial Services Group, Inc. – Form 10-K    83

management-level Executive Committee (EC) is the corporate committee that is responsible for developing enterprise-wide strategy and achieving PNC’s strategic objectives. The EC evaluates risk management, in part, by monitoring risk reporting from the other corporate committees, which are the supporting committees for EC. The corporate committees are responsible for overseeing risk standards and strategies, recommending risk limits, policies, and metrics, monitoring risk exposures, reviewing risk profiles and key risk issues, and approving significant transactions and initiatives.

Working Committees – The working committees are generally subcommittees of the corporate committees and include risk management committees for each of PNC’s major businesses or functions. Working committees are intended to define, design and develop the risk management framework at the business or function level. The working committees help to implement key enterprise-level activities within a business or function. These committees recommend risk management policies for the business or function that are consistent with the enterprise-wide risk management objectives and policies. The business level committees are also responsible for approving significant initiatives under a certain threshold.

Working Groups – Where appropriate, management will also form ad hoc groups (working groups) to address specific risk topics and report to a working committee or corporate committee. These working groups generally have a narrower scope and may be limited in their duration.

Policies and Procedures – PNC uses various risk management policies and procedures to provide direction and guidance to management and the Board of Directors. These policies and procedures are organized in a framework of different levels requiring review and approval at varying committees within the governance structure.

Business Activities – Our businesses strive to enhance risk management and internal control processes. Integrated and comprehensive processes are designed to adequately identify, measure, manage, monitor, and report risks which may significantly impact each business.

Risk Identification and Quantification

Risk identification takes place across a variety of different risk types throughout the organization. These risk types consist of, but are not limited to, Credit Risk, Market Risk, Operational Risk, Model Risk and Liquidity Risk. Risks are identified based on a balanced use of analytical tools and management judgment for both on- and off-balance sheet exposures. Our governance structure supports risk identification by facilitating that issues of the risk types, both existing and emerging, are assessed and mitigation strategies implemented. These risks are prioritized based on quantitative and qualitative analysis and assessed against the risk appetite.

Multiple tools and approaches are used to help identify and prioritize risks, including Key Risk Indicators (KRIs), Key Performance Indicators (KPIs), Risk Control and Self Assessments (RCSAs), scenario analysis, stress testing, and special investigations.

Risks are aggregated and assessed within and across risk functions or businesses. The aggregated risk information is reviewed and reported at an enterprise level for adherence to the risk appetite and tolerances as established through the policy framework and approved by the Board of Directors or by appropriate managing committees. This enterprise aggregation and reporting approach promotes the identification and appropriate escalation of material risks across the organization and supports an understanding of the cumulative impact of risk in relation to our risk appetite.

Risk Control and Limits

PNC uses a multi-tiered risk policy, procedure, and committee charter framework to provide direction and guidance for identifying, decisioning, and managing risk, including appropriate processes to escalate control parameter exceptions when applicable.

Risk limits, defined quantitatively and qualitatively, are established within policy across risk categories. When setting risk limits, PNC considers major risks, aligns with established risk appetite, balances risk-reward, leverages analytics, and adjusts limits timely in response to changes in external and internal environments.

Quantitative and qualitative operating guidelines support risk limits and serve as an early warning system for potential violations of the limits. These operating guidelines trigger mitigation strategies and management escalation protocols if limits are breached.

Risk Monitoring and Reporting

PNC uses similar tools to monitor and report risk as to perform Risk Identification. These tools include KRIs, KPIs, RCSAs, scenario analysis, stress testing, and special investigations.

The risk identification and quantification processes, the risk control and limits reviews, and the tools used for risk monitoring provide the basis for risk reporting. The objective of risk reporting is comprehensive risk aggregation and transparent communication of aggregated risks. Risk reports are produced at the line of business level, the functional level (credit, market, operational) and the enterprise level. The enterprise level report aggregates the risks identified in the functional and business reports. The enterprise level report is provided through the governance structure to the Board of Directors.

84    The PNC Financial Services Group, Inc. – Form 10-K

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

Asset Quality Overview

Overall asset quality trends in 2012 improved from December 31, 2011 and included the following:

•

Nonperforming loans decreased $306 million, or 9%, to $3.3 billion as of December 31, 2012 compared with $3.6 billion as of December 31, 2011. This decrease was mainly attributable to decreases in commercial real estate and commercial nonperforming loans, which were partially offset by the acquisition of RBC Bank (USA) and higher nonperforming consumer loans. Pursuant to regulatory guidance issued in the third quarter of 2012, nonperforming consumer loans, primarily home equity and residential mortgage, increased $288 million in 2012 related to changes in treatment of certain loans classified as TDRs, net of charge-offs, resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability. Of these loans, approximately 78% were current on their payments at December 31, 2012. Additionally, nonperforming home equity loans increased due to a change in policy made in the first quarter of 2012 which places home equity loans on nonaccrual status when past due 90 days or more compared with 180 days under the prior policy.

•

Overall loan delinquencies decreased $797 million, or 18%, from year-end 2011. The reduction was mainly due to a decline in government insured residential real estate loans in addition to a first quarter of 2012 policy change for home equity loans whereby loans are placed on nonaccrual status when past due 90 days compared to prior policy of placing loans on nonaccrual status when past due 180 days. In addition, consumer loan delinquencies, primarily residential real estate delinquencies, decreased pursuant to regulatory guidance issued in the third quarter of 2012 related to treatment of certain loans classified as TDRs resulting from bankruptcy as discussed above. These decreases were partially offset by an increase in commercial real estate delinquencies.

•

Net charge-offs were $1.3 billion in 2012, down 21% from 2011 net charge-offs of $1.6 billion. Pursuant to regulatory guidance issued in the third quarter of 2012, additional consumer charge-offs of $128.1 million have been taken in 2012 related to changes in treatment of certain loans where borrowers have been discharged from personal liability under bankruptcy protection where no formal reaffirmation was provided by the borrower. Such loans have been classified as TDRs and have been measured at the fair value of the collateral less costs to sell.

•	The provision for credit losses declined 14% to $1.0 billion for 2012 compared with $1.2 billion for 2011.
•	The level of ALLL decreased 7% to $4.0 billion at December 31, 2012 from $4.3 billion at December 31, 2011.

The PNC Financial Services Group, Inc. – Form 10-K    85

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming TDRs, OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report. The major categories of nonperforming assets are presented in the table below.

Nonperforming assets decreased $362 million from December 31, 2011, to $3.8 billion at December 31, 2012, as discussed above. Nonperforming loans decreased $306 million to $3.3 billion and OREO and foreclosed assets decreased $56 million to $540 million. The ratio of nonperforming assets to total loans, OREO and foreclosed assets decreased to 2.04% at December 31, 2012 from 2.60% at December 31, 2011. The ratio of nonperforming loans to total loans declined to 1.75% at December 31, 2012, compared to 2.24% at December 31, 2011. Total nonperforming assets have declined $2.6 billion, or 41%, from their peak of $6.4 billion at March 31, 2010.

Management continues to evaluate nonaccrual and charge-off policies for second-lien consumer loans (residential mortgages and home equity loans and lines) pursuant to interagency supervisory guidance on practices for loans and lines of credit secured by junior liens on 1-4 family residential properties. This will result in future classification of performing second-lien consumer loans as nonperforming where the first-lien loan is 90 days or more past due. Pursuant to the guidance, the Company will adopt a policy in the first quarter of 2013, subsequent to operationalizing related procedures, to charge-

off a portion of certain second-lien consumer loans (residential mortgage and home equity lines of credit) where the first-lien loan is 90 days or more past due. Additionally, given these operational enhancements and pursuant to interagency supervisory guidance, the company will update certain additional nonaccrual and charge-off policies. We estimate adding approximately $350 million to $450 million to the nonaccrual consumer loan population in the first quarter of 2013. If these policies had been in effect as of December 31, 2012, there would have been an estimated cumulative charge-off of approximately $140 million. The credit loss policies for these loans are considered in our reserving process and the risk of loss associated with these loans was considered in the determination of our ALLL at December 31, 2012.

At December 31, 2012, TDRs included in nonperforming loans were $1.6 billion or 49% of total nonperforming loans compared to $1.1 billion or 32% of nonperforming loans as of December 31, 2011. Within consumer nonperforming loans, residential real estate TDRs comprise 64% of total residential real estate nonperforming loans at December 31, 2012, up from 51% at December 31, 2011. Home equity TDRs comprise 70% of home equity nonperforming loans at December 31, 2012, down from 77% at December 31, 2011. The level of TDRs in these portfolios is expected to result in elevated nonperforming loan levels because TDRs remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs.

At December 31, 2012, our largest nonperforming asset was $38 million and in the Real Estate Rental and Leasing Industry. Our average nonperforming loans associated with commercial lending were under $1 million. Eight of our ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 11% and 4% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of December 31, 2012.

86    The PNC Financial Services Group, Inc. – Form 10-K

Table 33: Nonperforming Assets By Type

In millions	Dec. 31 2012	Dec. 31 2011
Nonperforming loans
Commercial lending
Commercial
Retail/wholesale trade	$61	$109
Manufacturing	73	117
Service providers	124	147
Real estate related (a)	178	252
Financial services	9	36
Health care	25	29
Other industries	120	209
Total commercial	590	899
Commercial real estate
Real estate projects	654	1,051
Commercial mortgage	153	294
Total commercial real estate	807	1,345
Equipment lease financing	13	22
Total commercial lending	1,410	2,266
Consumer lending (b)
Home equity (c)	951	529
Residential real estate
Residential mortgage (d)	824	685
Residential construction	21	41
Credit card	5	8
Other consumer	43	31
Total consumer lending (e)	1,844	1,294
Total nonperforming loans (f)	3,254	3,560
OREO and foreclosed assets
Other real estate owned (OREO) (g)	507	561
Foreclosed and other assets	33	35
Total OREO and foreclosed assets	540	596
Total nonperforming assets	$3,794	$4,156
Amount of commercial lending nonperforming loans contractually current as to remaining principal and interest	$342	$632
Percentage of total commercial lending nonperforming loans	24%	28%
Amount of TDRs included in nonperforming loans	$1,589	$1,141
Percentage of total nonperforming loans	49%	32%
Nonperforming loans to total loans	1.75%	2.24%
Nonperforming assets to total loans, OREO and foreclosed assets	2.04	2.60
Nonperforming assets to total assets	1.24	1.53
Allowance for loan and lease losses to total nonperforming loans (f) (h)	124	122
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(d)	Nonperforming residential mortgage excludes loans of $69 million and $61 million accounted for under the fair value option as December 31, 2012 and December 31, 2011, respectively.
(e)	Pursuant to regulatory guidance issued in the third quarter of 2012, nonperforming consumer loans, primarily home equity and residential mortgage, increased $288 million in 2012 related to changes in treatment of certain loans classified as TDRs, net of charge-offs, resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability. Charge-offs have been taken where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $128.1 million. Of these loans, approximately 78% were current on their payments at December 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-K    87

(f)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(g)	OREO excludes $380 million and $280 million at December 31, 2012 and December 31, 2011, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(h)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Table 34: OREO and Foreclosed Assets

In millions	Dec. 31 2012	Dec. 31 2011
Other real estate owned (OREO):
Residential properties	$167	$191
Residential development properties	135	183
Commercial properties	205	187
Total OREO	507	561
Foreclosed and other assets	33	35
Total OREO and foreclosed assets	$540	$596

Total OREO and foreclosed assets declined $56 million during 2012 from $596 million at December 31, 2011, to $540 million at December 31, 2012, which represents 14% of total nonperforming assets. The decrease is primarily due to increased sales activity and greater valuation losses offset in part by an increase from the acquisition of RBC Bank (USA). Of the $245 million added to OREO through the acquisition of RBC Bank (USA), $109 million remained at December 31, 2012. As of December 31, 2012 and December 31, 2011, 31% and 32%, respectively, of our OREO and foreclosed assets were comprised of 1-4 family residential properties. Excluded from OREO at December 31, 2012 and December 31, 2011, respectively, was $380 million and $280 million of residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Table 35: Change in Nonperforming Assets

In millions	2012	2011
January 1	$4,156	$5,123
New nonperforming assets	3,648	3,625
Charge-offs and valuation adjustments	(1,218)	(1,220)
Principal activity, including paydowns and payoffs	(1,812)	(1,960)
Asset sales and transfers to loans held for sale	(610)	(613)
Returned to performing status	(370)	(799)
December 31	$3,794	$4,156

The table above represents nonperforming asset activity for 2012 and 2011. For 2012, nonperforming assets decreased $362 million from $4.2 billion at December 31, 2011 to $3.8 billion primarily due to decreases in commercial real estate and commercial nonperforming loans. These decreases were offset, in part, by higher nonperforming consumer loans. Pursuant to regulatory guidance issued in the third quarter of 2012, nonperforming consumer loans, primarily home equity and residential mortgage, increased $288 million in 2012 related to changes in treatment of certain loans classified as TDRs resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability. Of these loans, approximately 78% were current on their payments at December 31, 2012. Additionally, nonperforming home equity loans increased due to a change in policy made in the first quarter of 2012 which places home equity loans on nonaccrual status when past due 90 days or more compared with 180 days under the prior policy. Approximately 85% of total nonperforming loans are secured by collateral which is generally expected to reduce credit losses in the event of default. As of December 31, 2012, commercial nonperforming loans are carried at approximately 53% of unpaid principal balance, due to charge-offs recorded to date. Approximately 24% of commercial lending nonperforming loans are contractually current as to principal and interest. See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional nonperforming asset information.

Purchased impaired loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable yield represents the excess of the expected cash flows on the loans at the measurement date over the carrying value. Generally, decreases, other than interest rate decreases for variable rate notes, in the net present value of expected cash flows of individual commercial or pooled purchased impaired loans will result in an impairment charge to the provision for loan losses in the period in which the change is deemed probable. Generally, increases in the net present value of expected cash flows of purchased impaired loans will first result in a recovery of previously recorded allowance for loan losses, to the extent applicable, and then an increase to accretable yield for the remaining life of the purchased impaired loans. This accounting treatment for purchased impaired loans significantly reduces nonperforming loans and assets in the tables above. This treatment also results in a lower ratio of nonperforming loans to total loans and a higher ratio of ALLL to nonperforming loans. See Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on these loans.

Loan Delinquencies

We regularly monitor the level of loan delinquencies and believe these levels may be a key indicator of loan portfolio asset quality. Measurement of delinquency status is based on the contractual terms of each loan. Loans for which payment is 30 days or more past due are considered delinquent. Loan

88    The PNC Financial Services Group, Inc. – Form 10-K

delinquencies exclude loans held for sale and purchased impaired loans, but include government insured or guaranteed loans.

Total early stage loan delinquencies, or accruing loans past due 30 to 89 days, were $1.4 billion at December 31, 2012, a decrease of $175 million or 11% from December 31, 2011. The main driver of this decrease was due to consumer lending early stage delinquencies, mainly home equity, which were partly offset by an increase in commercial lending early stage delinquencies related to commercial and commercial real estate loans.

Accruing loans past due 90 days or more are considered late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, are in the process of collection and are reasonably expected to result in repayment and/or restoration to current status, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines. These loans decreased $622 million, or 21%, from $3.0 billion at December 31, 2011, to $2.4 billion at December 31, 2012, mainly due to improvements in government insured delinquent residential real estate loans, decline in delinquent home equity loans due to the change in policy made in the first quarter of 2012, along with the decrease in non government insured residential real estate loans pursuant to regulatory guidance issued in the third quarter of 2012 related to changes in treatment of certain loans classified as TDRs resulting from bankruptcy. The following tables display the delinquency status of our loans at December 31, 2012 and December 31, 2011. Additional information regarding accruing loans past due is included in Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Table 36: Accruing Loans Past Due 30 To 59 Days (a)

	Amount		Percent of Total Outstandings
Dollars in millions	Dec. 31 2012	Dec. 31 2011	Dec. 31 2012	Dec. 31 2011
Commercial	$115	$122	.14%	.19%
Commercial real estate	100	96	.54	.59
Equipment lease financing	17	22	.23	.34
Home equity	117	173	.33	.52
Residential real estate
Non government insured	151	180	.99	1.24
Government insured	127	122	.83	.84
Credit card	34	38	.79	.96
Other consumer
Non government insured	65	58	.30	.30
Government insured	193	207	.90	1.08
Total	$919	$1,018	.49	.64

Table 37: Accruing Loans Past Due 60 To 89 Days (a)

	Amount		Percent of Total Outstandings
Dollars in millions	Dec. 31 2012	Dec. 31 2011	Dec. 31 2012	Dec. 31 2011
Commercial	$55	$47	.07%	.07%
Commercial real estate	57	35	.31	.22
Equipment lease financing	1	5	.01	.08
Home equity	58	114	.16	.34
Residential real estate
Non government insured	49	72	.32	.50
Government insured	97	104	.64	.72
Credit card	23	25	.53	.63
Other consumer
Non government insured	21	21	.10	.11
Government insured	110	124	.51	.65
Total	$471	$547	.25	.34

The PNC Financial Services Group, Inc. – Form 10-K    89

Table 38: Accruing Loans Past Due 90 Days Or More (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	Dec. 31 2012	Dec. 31 2011	Dec. 31 2012	Dec. 31 2011
Commercial	$42	$49	.05%	.07%
Commercial real estate	15	6	.08	.04
Equipment lease financing	2		.03
Home equity (b)		221		.67
Residential real estate
Non government insured	46	152	.30	1.05
Government insured	1,855	2,129	12.17	14.71
Credit card	36	48	.84	1.21
Other consumer
Non government insured	18	23	.08	.12
Government insured	337	345	1.57	1.80
Total	$2,351	$2,973	1.26	1.87
(a)	Amounts in table represent recorded investment.
(b)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $242 million at December 31, 2012 and $438 million at December 31, 2011.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $35.9 billion as of December 31, 2012, or 19% of the total loan portfolio. Of that total, $23.6 billion, or 66%, was outstanding under primarily variable-rate home equity lines of credit and $12.3 billion, or 34%, consisted of closed-end home equity installment loans. Approximately 3% of the home equity portfolio was on nonperforming status as of December 31, 2012.

As of December 31, 2012, we are in an originated first lien position for approximately 37% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. Historically, we have originated and sold first lien residential real estate mortgages which resulted in a low percentage of home equity loans where we hold the first lien mortgage position. The remaining 61% of the portfolio was secured by second liens where we do not hold the first lien position. For the majority of the home equity portfolio where we are in, hold or service the first lien position, the credit performance of this portion of the portfolio is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

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

In establishing our ALLL for non-impaired loans, we utilize a delinquency roll-rate methodology for pools of loans. In accordance with accounting principles, under this methodology, we establish our allowance based upon incurred losses and not lifetime expected losses. The roll-rate methodology estimates transition/roll of loan balances from one delinquency state (e.g., 30-59 days past due) to another delinquency state (e.g., 60-89 days past due), and ultimately charge-off. The roll through to charge-off is based on PNC’s actual loss experience for each type of pool. Since a pool may

90    The PNC Financial Services Group, Inc. – Form 10-K

consist of first and second liens, the charge-off amounts for the pool are proportionate to the composition of first and second liens in the pool. Our experience has been that the ratio of first to second lien loans has been consistent over time and is appropriately represented in our pools used for roll-rate calculations.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20 year amortization term. During the draw period, we have home equity lines of credit where borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest. Based upon outstanding balances at December 31, 2012, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 39: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
2013	$1,338	$221
2014	2,048	475
2015	2,024	654
2016	1,571	504
2017	3,075	697
2018 and thereafter	5,497	4,825
Total (a)	$15,553	$7,376
(a)	Includes approximately $166 million, $208 million, $213 million, $61 million, $70 million and $526 million of home equity lines of credit with balloon payments with draw periods scheduled to end in 2013, 2014, 2015, 2016, 2017 and 2018 and thereafter, respectively.

We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments.

Based upon outstanding balances, and excluding purchased impaired loans, at December 31, 2012, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3.86% were 30-89 days past due and approximately 5.96% were greater than or equal to 90 days past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges, and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include a loss mitigation loan modification resulting in a loan that is classified as a TDR.

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

A temporary modification, with a term between three and 60 months, involves a change in original loan terms for a period of time and reverts to a calculated exit rate for the remaining term of the loan as of a specific date. A permanent modification, with a term greater than 60 months, is a modification in which the terms of the original loan are changed. Permanent modifications primarily include the government-created Home Affordable Modification Program (HAMP) or PNC-developed HAMP-like modification programs.

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

The PNC Financial Services Group, Inc. – Form 10-K    91

Table 40: Bank-Owned Consumer Real Estate Related Loan Modifications

	December 31, 2012		December 31, 2011
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	9,187	$785	13,352	$1,215
Permanent Modifications	7,457	535	1,533	92
Total home equity	16,644	1,320	14,885	1,307
Residential Mortgages
Permanent Modifications	9,151	1,676	7,473	1,342
Non-Prime Mortgages
Permanent Modifications	4,449	629	4,355	610
Residential Construction
Permanent Modifications	1,735	609	1,282	578
Total Bank-Owned Consumer Real Estate Related Loan Modifications	31,979	$4,234	27,995	$3,837

92    The PNC Financial Services Group, Inc. – Form 10-K

Table 41: Bank-Owned Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months		Fifteen Months
December 31, 2012 Dollars in millions	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity
Second Quarter 2012	36	2.0%							$2,340
First Quarter 2012	24	2.2	42	3.8%					2,519
Fourth Quarter 2011	9	2.0	18	3.9	25	5.4%			2,149
Third Quarter 2011	23	4.0	31	5.4	37	6.5	49	8.6%	3,514
Second Quarter 2011	20	5.4	29	7.8	38	10.2	42	11.3	2,588
Residential Mortgages
Second Quarter 2012	192	18.7							32,842
First Quarter 2012	181	17.7	238	23.2					38,753
Fourth Quarter 2011	206	21.8	281	29.7	318	33.6			53,211
Third Quarter 2011	260	21.6	350	29.1	442	36.7	471	39.1	75,420
Second Quarter 2011	338	25.5	424	31.9	469	35.3	533	40.1	83,804
Non-Prime Mortgages
Second Quarter 2012	39	20.1							5,014
First Quarter 2012	46	21.3	57	26.4					8,344
Fourth Quarter 2011	38	14.7	59	22.9	81	31.4			11,390
Third Quarter 2011	85	23.0	103	27.8	133	35.9	144	38.9	19,836
Second Quarter 2011	105	17.8	143	24.2	163	27.6	189	32.0	28,585
Residential Construction
Second Quarter 2012	4	3.0							–
First Quarter 2012	2	1.6	5	3.9					1,522
Fourth Quarter 2011	5	5.6	7	7.8	13	14.4			4,598
Third Quarter 2011	2	1.8	2	1.8	6	5.5	14	12.7	2,644
Second Quarter 2011	4	3.9	4	3.9	3	2.9	5	4.9	1,915
Temporary Modifications
Home Equity
Second Quarter 2012	33	11.0%							$3,384
First Quarter 2012	33	7.1	46	9.9%					3,388
Fourth Quarter 2011	26	5.2	39	7.8	53	10.6%			4,688
Third Quarter 2011	42	9.8	50	11.7	65	15.2	76	17.8%	8,158
Second Quarter 2011	63	10.7	92	15.6	113	19.2	135	22.9	14,077
(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarters ending June 30, 2011 through June 30, 2012 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects December 31, 2012 unpaid principal balances of the re-defaulted accounts for the Second Quarter 2012 Vintage at Six Months, for the First Quarter 2012 Vintage at Nine Months, for the Fourth Quarter 2011 Vintage at Twelve Months, and for the Third and Second Quarter 2011 at Fifteen Months.

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

The PNC Financial Services Group, Inc. – Form 10-K    93

borrower performance under the trial payment period, we will capitalize the original contractual amount past due and restructure the loan’s contractual terms, along with bringing the restructured account to current. As the borrower is often already delinquent at the time of participation in the HAMP trial payment period, there is not a significant increase in the ALLL. If the trial payment period is unsuccessful, the loan will be evaluated for further action based upon our existing policies.

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of December 31, 2012 and December 31, 2011, 4,188 accounts with a balance of $627 million and 2,701 accounts with a balance of $478 million, respectively, of residential real estate loans have been modified under HAMP and were still outstanding on our balance sheet.

We do not re-modify a defaulted modified loan except for subsequent significant life events. A re-modified loan continues to be classified as a TDR for the remainder of its term regardless of subsequent payment performance.

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

Beginning in 2010, we established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of December 31, 2012 and December 31, 2011, $68 million and $81 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $24 million have been determined to be TDRs as of both December 31, 2012 and December 31, 2011.

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, extensions, and bankruptcy discharges from personal liability, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. For the year ended December 31, 2012, $3.1 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the year ended December 31, 2011 was $2.7 billion.

Table 42: Summary of Troubled Debt Restructurings

In millions	Dec. 31 2012	Dec. 31 2011
Consumer lending:
Real estate-related	$2,028	$1,492
Credit card (a)	233	291
Other consumer	57	15
Total consumer lending (b)	2,318	1,798
Total commercial lending	541	405
Total TDRs	$2,859	$2,203
Nonperforming	$1,589	$1,141
Accruing (c)	1,037	771
Credit card (a)	233	291
Total TDRs	$2,859	$2,203
(a)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.
(b)	Pursuant to regulatory guidance issued in the third quarter of 2012, additional troubled debt restructurings related to changes in treatment of certain loans of $366 million in 2012, net of charge-offs, resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability were added to the consumer lending population. The additional TDR population increased nonperforming loans by $288 million. Charge-offs have been taken where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $128.1 million. Of these nonperforming loans, approximately 78% were current on their payments at December 31, 2012.
(c)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Total TDRs increased $656 million or 30% during the year ended December 31, 2012 to $2.9 billion. Of this total, nonperforming TDRs totaled $1.6 billion, which represents approximately 49% of total nonperforming loans.

94    The PNC Financial Services Group, Inc. – Form 10-K

TDRs that have returned to performing (accruing) status are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. These TDRs increased $.3 billion, or 35% during 2012 to $1.0 billion as of December 31, 2012. This increase reflects the further seasoning and performance of the TDRs. See Note 5 Asset Quality in the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $1.3 billion in net charge-offs for 2012, compared to $1.6 billion in 2011. Commercial lending net charge-offs fell from $712 million in 2011 to $359 million in 2012. Consumer lending net charge-offs increased slightly from $927 million in 2011 to $930 million in 2012.

Table 43: Loan Charge-Offs And Recoveries

Year ended December 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs	Percent of Average Loans
2012
Commercial	$474	$300	$174	.23%
Commercial real estate	314	115	199	1.10
Equipment lease financing	16	30	(14)	(.21)
Home equity	560	61	499	1.41
Residential real estate	110	(1)	111	.72
Credit card	200	26	174	4.26
Other consumer	196	50	146	.72
Total	$1,870	$581	$1,289	.73
2011
Commercial	$700	$332	$368	.62%
Commercial real estate	464	105	359	2.14
Equipment lease financing	35	50	(15)	(.24)
Home equity	484	48	436	1.30
Residential real estate	153	11	142	.95
Credit card	235	23	212	5.62
Other consumer	193	56	137	.79
Total	$2,264	$625	$1,639	1.08

Total net charge-offs are lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on net charge-offs related to these loans.

We maintain an ALLL to absorb losses from the loan portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan portfolio. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated. During the third quarter of 2012, PNC increased the amount of internally observed data used in estimating the key commercial lending assumptions of PD and LGD. See the Critical Accounting Estimates And Judgments section of this Item 7 for additional information.

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

Reserves allocated to non-impaired commercial loan classes are based on PD and LGD credit risk ratings.

The PNC Financial Services Group, Inc. – Form 10-K    95

Our commercial pool reserve methodology is sensitive to changes in key risk parameters such as PD and LGD; the results of these parameters are then applied to the loan balance to determine the amount of the reserve. In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations for non-impaired commercial loans. To illustrate, if we increase the pool reserve LGD by 5% for all categories of non-impaired commercial loans at December 31, 2012, then the aggregate of the ALLL and allowance for unfunded loan commitments and letters of credit would increase by $74 million.

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

A portion of the ALLL related to qualitative and measurement factors has been assigned to loan categories. These factors include, but are not limited to, the following:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro-economic factors,
•	Changes in risk selection and underwriting standards, and
•	Timing of available information, including the performance of first lien positions.

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At December 31, 2012, we had established reserves of $1.1 billion for purchased impaired loans. In addition, all loans (purchased impaired and non-impaired) acquired in the RBC Bank (USA) acquisition were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at acquisition. See Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

In addition to the ALLL, we maintain an allowance for unfunded loan commitments and letters of credit. We report this allowance as a liability on our Consolidated Balance Sheet. We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable losses on these unfunded credit facilities. We determine this amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. Other than the estimation of the probability of funding, this methodology is similar to the one we use for determining our ALLL.

We refer you to Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information on key asset quality indicators that we use to evaluate our portfolio and establish the allowances.

96    The PNC Financial Services Group, Inc. – Form 10-K

Table 44: Allowance for Loan and Lease Losses

Dollars in millions	2012	2011
January 1	$4,347	$4,887
Total net charge-offs	(1,289)	(1,639)
Provision for credit losses	987	1,152
Net change in allowance for unfunded loan commitments and letters of credit	(10)	(52)
Other	1	(1)
December 31	$4,036	$4,347
Net charge-offs to average loans (for the year ended)	.73%	1.08%
Allowance for loan and lease losses to total loans	2.17	2.73
Commercial lending net charge-offs	$(359)	$(712)
Consumer lending net charge-offs	(930)	(927)
Total net charge-offs	$(1,289)	$(1,639)
Net charge-offs to average loans (for the year ended)
Commercial lending	.35%	.86%
Consumer lending	1.24	1.33

As further described in the Consolidated Income Statement Review section of this Item 7, the provision for credit losses totaled $1.0 billion for 2012 compared to $1.2 billion for 2011. For 2012, the provision for commercial lending credit losses declined by $39 million or 22% from 2011. Similarly, the provision for consumer lending credit losses decreased $126 million or 13% from 2011.

At December 31, 2012, total ALLL to total nonperforming loans was 124%. The comparable amount for December 31, 2011 was 122%. These ratios are 79% and 84%, respectively, when excluding the $1.5 billion and $1.4 billion, respectively, of allowance at December 31, 2012 and December 31, 2011 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted based on our estimate of expected cash flows and additional allowance is recorded when these cash flows are below recorded investment. See Table 33: Nonperforming Assets By Type within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, charge-offs and changes in aggregate portfolio balances. During 2012, improving asset quality trends, including, but not limited to, delinquency status, improving economic conditions, realization of previously estimated losses through charge-offs and overall portfolio growth, combined to result in reducing the estimated credit losses within the portfolio. As a result, the ALLL balance declined $311 million, or 7%, to $4.0 billion during the year ended December 31, 2012.

See Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit.

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

We evaluate the counterparty credit worthiness for all our CDS activities. Counterparty creditworthiness is approved based on a review of credit quality in accordance with our traditional credit quality standards and credit policies. The credit risk of our counterparties is monitored in the normal course of business. In addition, all counterparty credit lines are subject to collateral thresholds and exposures above these thresholds are secured.

CDSs are included in the “Derivatives not designated as hedging instruments under GAAP” section of Table 54: Financial Derivatives Summary in the Financial Derivatives section of this Risk Management discussion.

The PNC Financial Services Group, Inc. – Form 10-K    97

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

PNC’s Operational Risk Management is inclusive of Technology Risk Management, Compliance, and Business Resiliency. Operational Risk Management focuses on balancing business needs, regulatory expectations and risk management priorities through an adaptive and proactive program that is designed to provide a strong governance model, sound and consistent risk management processes and transparent operational risk reporting across the enterprise.

The PNC Board determines the strategic approach to operational risk via establishment of the operational risk appetite and appropriate risk management structure. This includes establishment of risk metrics and limits and a reporting structure to identify, understand and manage operational risks.

Executive Management has responsibility for operational risk management. The executive management team is responsible for monitoring risk issues through management reporting and a governance structure of risk committees and sub-committees.

Within Risk Management, Operational Risk Management functions are responsible for developing and maintaining the policies, methodologies, tools, and technology utilized across the enterprise to identify, assess, monitor, and report operational risks, including compliance risk. A key function of Operational Risk Management is to help ensure business units’ alignment with the Operational Risk Management framework and to validate results and overall program effectiveness.

Business Unit management is responsible for the day-to-day management of operational risks inherent in the products, services, and activities for which they are responsible. Business Unit management is also responsible for adhering to PNC’s enterprise-wide operational risk management policies and procedures; including regularly identifying, measuring, and monitoring operational risks in their respective area, as well as capturing, analyzing and reporting operational loss events.

Management of operational risk is based upon a comprehensive framework designed to enable the company to determine the enterprise and individual business unit’s operational risk profile in comparison to the established risk appetite and identify operational risks that may require further mitigation. This framework is established around a set of enterprise-wide policies and a system of internal controls that are designed to manage risk and to provide management with timely and accurate information about the operations of PNC. This framework employs a number of techniques to manage operational risk, including:

•

Risk and Control Self-Assessments (RCSAs) are performed at least annually across PNC’s businesses, processes, systems and products. RCSA methodology is a standard process for management to self assess operational risks, evaluate control effectiveness, and determine if risk exposure is within established tolerances,

•

Scenario Analysis is leveraged to proactively evaluate operational loss events with the potential for severe business, financial, operational or regulatory impact on the company or a major business unit. This methodology leverages standard processes and tools to evaluate a wide range of business and operational risks encompassing both external and internal events relevant to the company. Based upon scenario analysis conclusions, management may implement additional controls or risk management activities to reduce exposure to an acceptable level,

•

A Key Risk Indicator (KRI) framework allows management to assess actual operational risk results compared to expectations and thresholds, as well as proactively identify unexpected shifts in operational risk exposure or control effectiveness. Enterprise-level KRIs are designed to monitor exposure across the different inherent operational risk types, including compliance risk. Business-specific KRIs are established in support of the individual risk and control self assessments, and

•

Operational loss events across the enterprise are continuously captured and maintained in a central repository. This information is analyzed and used to help determine the root causes of these events and to identify trends that could indicate changes in the company’s risk exposure or control effectiveness. PNC utilizes a number of sources to identify external loss events occurring across the financial services industry. These events are evaluated to determine whether PNC is exposed to similar events, and if so, whether appropriate controls are in place.

98    The PNC Financial Services Group, Inc. – Form 10-K

We continue to enhance our methodology to estimate capital requirements for Operational Risk using a proprietary version of an Advanced Measurement Approach (AMA). Under the AMA approach, the results of the program elements described above are key inputs directly incorporated into the capital calculation methodology.

Risk professionals from Operational Risk Management, Technology Risk Management, Business Resiliency, Compliance, and Legal work closely with business areas to evaluate risks and help ensure that appropriate controls are established prior to the introduction of new or enhanced products, services, and technologies. These risk professionals also consult with business areas in the design and implementation of mitigation strategies to address risks and issues identified through ongoing assessment and monitoring activities.

PNC’s technology risk management program is aligned with the operational risk framework. Management of technology risk is embedded into the culture and decision making processes of PNC through an information and technology risk management framework designed to help ensure secure, sound, and compliant IT systems and infrastructure in support of business strategies and goals. PNC’s Technology Risk Management (TRM) function supports enterprise management of technology risk by independently assessing technology and information security risks, and by serving in an oversight role by measuring, monitoring, and challenging enterprise technology capabilities.

Our business resiliency program manages the organization’s capabilities to provide services in the case of an event that results in material disruption of business activities. Prioritization of investments in people, processes, technology and facilities is based on different types of events, business risk and criticality. A testing program validates our resiliency capabilities on an ongoing basis, and an integrated governance model is designed to help assure appropriate management reporting.

Enterprise Compliance is responsible for coordinating the compliance risk component of PNC’s Operational Risk framework. Compliance issues are identified and tracked through enterprise-wide monitoring and tracking programs. Key compliance risk issues are escalated through a comprehensive risk reporting process at both a business and enterprise level and incorporated, as appropriate, into the development and assessment of the firm’s operational risk profile. The Compliance, Conflicts & Ethics Policy Committee, chaired by the Chief Compliance Officer, provides oversight for compliance, conflicts and ethics programs and strategies across PNC. This committee also oversees the compliance processes related to fiduciary and investment risk. In order to help understand and where appropriate proactively address emerging regulatory issues, Enterprise Compliance communicates regularly with various regulators with supervisory or regulatory responsibilities with respect to PNC, its subsidiaries or businesses and participates in forums focused on regulatory and compliance matters in the financial services industry.

PNC uses insurance where appropriate to help mitigate the effects of operational risk events. In 2012, PNC implemented a Network Security & Privacy Liability program to address associated risks. The purchase of insurance protects against accidental losses, which, in the aggregate, may affect personnel, financial objectives, or our ability to meet responsibilities to various stakeholder groups. While certain corporate risks are retained through a subsidiary, various insurers provide the balance of coverage. Uncertainty, related to insurer coverage determinations, may result in reduced benefit received from insurance mitigation. Oversight of insurance purchased is provided by Risk committees within the governance structure.

On a quarterly basis, an enterprise operational risk report is developed to report key operational risks to senior management and the Board of Directors. The report encompasses key operational risk management conclusions, including the overall operational risk level, risk management effectiveness and outlook, grounded in quantitative measures and qualitative factors. Key enterprise operational risks are also included in the enterprise risk report. In addition, operational risk is an integrated part of the quarterly business-specific risk reports.

Model Risk Management

PNC relies on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading and granting loans, measuring interest rate risks and other market risks, predicting losses, and assessing capital adequacy, as well as to estimate the value of financial instruments and balance sheet items. There are risks involved in the use of models as they have the potential to provide inaccurate output or results, could be used for purposes other than those for which they have been designed, or may be operated in an uncontrolled environment where unauthorized changes can take place and where other control risks exist. Model Risk Management is responsible for policies and procedures describing how model risk is evaluated and managed, and the application of the governance process to implement these practices throughout the enterprise. The Model Risk Management Committee, a subcommittee of the Enterprise Risk Management Committee, oversees all aspects of model risk, including PNC’s compliance with regulatory requirements, and approves exceptions to policy when appropriate.

To better manage our business, our practices around the use of models, and to comply with regulatory guidance and requirements, we have in place policies and procedures that define our governance processes for assessing and controlling

The PNC Financial Services Group, Inc. – Form 10-K    99

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

Bank Level Liquidity – Uses

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of December 31, 2012, there were approximately $17.2 billion of bank borrowings with contractual maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. See the Bank Level Liquidity – Sources section below.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Total deposits increased to $213.1 billion at December 31, 2012 from $188.0 billion at December 31, 2011, primarily due to the RBC Bank (USA) acquisition. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At December 31, 2012, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities, and interest-earning deposits with banks) totaling $7.5 billion and securities available for sale totaling $51.1 billion. Of our total liquid assets of $58.6 billion, we had $25.6 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and active balance sheet management, including securities purchases to manage duration.

100    The PNC Financial Services Group, Inc. – Form 10-K

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

PNC Bank, N.A. is authorized by its board to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through December 31, 2012, PNC Bank, N.A. had issued $10.4 billion of debt under this program, including the following during 2012:

•	$100 million of senior bank notes issued March 8, 2012 and due April 8, 2015. Interest is paid semi-annually at a fixed rate of 1.07%,
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

•	$1.0 billion of subordinated notes issued October 22, 2012 and due November 1, 2022. Interest is paid semi-annually at a fixed rate of 2.70%.

See Capital and Liquidity Actions in the Executive Summary section of this Item 7 for additional information regarding our 2013 issuances under this program, which totaled $1.8 billion.

Total senior and subordinated debt increased to $7.6 billion at December 31, 2012 from $4.1 billion at December 31, 2011 due to issuances.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At December 31, 2012, our unused secured borrowing capacity was $10.5 billion with FHLB-Pittsburgh. Total FHLB borrowings increased to $9.4 billion at December 31, 2012 from $7.0 billion at December 31, 2011 due to $13.5 billion in new borrowings partially offset by $11.0 billion in maturities.

PNC Bank, N.A. has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2012, there was $2.4 billion outstanding under this program. Commercial paper on our Consolidated Balance Sheet also includes $6.1 billion of commercial paper issued by Market Street Funding LLC, a consolidated VIE.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At December 31, 2012, our unused secured borrowing capacity was $28.6 billion with the Federal Reserve Bank.

Parent Company Liquidity – Uses

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of December 31, 2012, there were approximately $300 million of parent company borrowings with maturities of less than one year.

Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions. See the Parent Company Liquidity – Sources section below. In March 2012, we used approximately $3.6 billion of parent company cash to acquire both RBC Bank (USA) and a credit card portfolio from RBC Bank (Georgia), National Association. Additionally, in June 2012, we used $1.4 billion of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A noted above.

See Supervision and Regulation in Item 1 of this Report for information regarding the Federal Reserve’s CCAR process, including its impact on our ability to take certain capital actions, including plans to pay or increase common stock dividends, reinstate or increase common stock repurchase programs, or redeem preferred stock or other regulatory capital instruments.

See Capital and Liquidity Actions in the Executive Summary section of this Item 7 for additional information regarding our 2012 and 2013 capital activities.

The PNC Financial Services Group, Inc. – Form 10-K    101

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.5 billion at December 31, 2012. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Trust Preferred Securities” section of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Item 7 and in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of December 31, 2012, the parent company had approximately $3.4 billion in funds available from its cash and investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital securities, in public or private markets and commercial paper. We have an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. Total senior and subordinated debt and hybrid capital instruments decreased to $11.5 billion at December 31, 2012 from $16.0 billion at December 31, 2011 primarily due to $4.0 billion in maturities and $2.3 billion in redemptions partially offset by $1.5 billion in new borrowings.

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
Series P, issued April 24, 2012, resulting in gross proceeds to us, before commissions and expenses, of $1.5 billion,
•

Eighteen million depositary shares, each representing a 1/4,000th interest in a share of our 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q, issued September 21, 2012, resulting in gross proceeds to us, before commissions and expenses, of $450 million. On October 9, 2012, pursuant to the underwriting agreement for this offering, we issued an additional 1.2 million depositary shares in satisfaction of an option granted to the underwriters in the agreement to cover over-allotments, resulting in additional gross proceeds of $30 million, and

•

On November 9, 2012, PNC issued $500.1 million of its parent company Senior Notes due November 9, 2022 (the “Senior Notes”), which were sold in a secondary public offering made in connection with the remarketing of PNC’s Remarketable 8.729% Junior Subordinated Notes due 2043 (the “Subordinated Notes”) owned by the National City Preferred Capital Trust I (the “Trust”). In the remarketing, the Trust sold the Subordinated Notes and PNC exchanged with the purchasers of the Subordinated Notes the Senior Notes. The Senior Notes were then sold by the purchasers in the secondary public offering. The Senior Notes bore interest at 8.729% from and including June 10, 2012, to but excluding November 9, 2012, and thereafter bear interest at 2.854% per annum. The proceeds of the remarketing were used by the Trust to purchase $500.1 million of PNC’s Non-Cumulative Perpetual Preferred Stock, Series M (the “Preferred Stock”) on December 10, 2012. PNC redeemed all of the Preferred Stock from the Trust immediately upon its issuance, and the Trust in turn redeemed all $500.0 million outstanding of its 12% Fixed-to-Floating Rate Normal APEX and $.1 million Common Securities of the Trust. After the closing of these transactions, including the redemption of the Normal APEX, only the Senior Notes due November 9, 2022 remain outstanding.

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of December 31, 2012, there were no issuances outstanding under this program.

Note 19 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report describes our February 2010 redemption of all 75,792 shares of our Fixed Rate Cumulative Perpetual Preferred Shares, Series N (Series N Preferred Stock) that had been issued on December 31, 2008 to the US Treasury under the Troubled Asset Relief Program (TARP) Capital Purchase Program, the acceleration of the accretion of the remaining issuance discount on the Series N Preferred Stock in the first quarter of 2010 (and a corresponding reduction in retained earnings of $250 million

102    The PNC Financial Services Group, Inc. – Form 10-K

in the first quarter of 2010), and the exchange by the US Treasury of the TARP warrant issued to it on December 31, 2008 into warrants, each to purchase one share of PNC common stock at an exercise price of $67.33, sold by the US Treasury in a secondary public offering in May 2010. These common stock warrants will expire December 31, 2018.

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

Table 45: Credit Ratings as of December 31, 2012 for PNC and PNC Bank, N.A.

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB	BBB-

PNC Bank, N.A.
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

Commitments

The following tables set forth contractual obligations and various other commitments as of December 31, 2012 representing required and potential cash outflows.

Table 46: Contractual Obligations

		Payment Due By Period
December 31, 2012 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$26,091	$18,155	$4,223	$1,598	$2,115
Borrowed funds (a) (b)	40,907	21,647	6,501	5,005	7,754
Minimum annual rentals on noncancellable leases	2,790	397	668	472	1,253
Nonqualified pension and postretirement benefits	581	66	133	121	261
Purchase obligations (c)	683	395	201	56	31
Total contractual cash obligations	$71,052	$40,660	$11,726	$7,252	$11,414
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

We had unrecognized tax benefits of $176 million at December 31, 2012. This liability for unrecognized tax benefits represents an estimate of tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 21 Income Taxes in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Our contractual obligations totaled $72.0 billion at December 31, 2011. The decline in the comparison is primarily attributable to decreases in the remaining contractual maturities of time deposits, partially offset by increases in borrowed funds. See Funding and Capital Sources in the Consolidated Balance Sheet Review section of this Item 7 for additional information regarding our funding sources.

The PNC Financial Services Group, Inc. – Form 10-K    103

Table 47: Other Commitments (a)

		Amount Of Commitment Expiration By Period
December 31, 2012 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$120,592	$51,017	$38,038	$31,060	$477
Standby letters of credit (b)	11,467	5,200	4,823	1,417	27
Reinsurance agreements (c)	5,846	2,835	66	33	2,912
Other commitments (d)	918	602	255	58	3
Total commitments	$138,823	$59,654	$43,182	$32,568	$3,419
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $7.5 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers. Balances represent estimates based on availability of financial information.
(d)	Includes unfunded commitments related to private equity investments of $182 million and other investments of $3 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $685 million and other direct equity investments of $48 million that are included in Other liabilities on our Consolidated Balance Sheet.

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

Asset and Liability Management centrally manages interest rate risk as prescribed in our risk management policies, which are approved by management’s Asset and Liability Committee and the Risk Committee of the Board.

Sensitivity results and market interest rate benchmarks for the fourth quarters of 2012 and 2011 follow:

Table 48: Interest Sensitivity Analysis

	Fourth Quarter 2012	Fourth Quarter 2011
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.0%	2.3%
100 basis point decrease (a)	(1.3)%	(1.5)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	6.8%	7.1%
100 basis point decrease (a)	(4.8)%	(4.4)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(7.3)	(6.2)
Key Period-End Interest Rates
One-month LIBOR	.21%	.30%
Three-year swap	.50%	.82%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

104    The PNC Financial Services Group, Inc. – Form 10-K

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity to Alternative Rate Scenarios (Fourth Quarter 2012) table reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates, and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 49: Net Interest Income Sensitivity to Alternative Rate Scenarios (Fourth Quarter 2012)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.03%	.50%	(1.03)%
Second year sensitivity	1.44%	2.12%	(3.92)%

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

Table 50: Alternate Interest Rate Scenarios: One Year Forward

The fourth quarter 2012 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

Market Risk Management – Trading Risk

Our trading activities are primarily customer-driven trading in fixed income securities, derivatives and foreign exchange contracts, as well as the daily mark-to-market impact from the credit valuation adjustment (CVA) on the customer derivatives portfolio. They also include the underwriting of fixed income and equity securities.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in trading activities. We calculate a diversified VaR at a 95% confidence interval. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes.

PNC began to include the daily mark-to-market impact from the CVA in determining the diversified VaR measure during the first quarter of 2012 due to enhancements in our models, and comparative periods are stated on a similar basis. During 2012, our 95% VaR ranged between $1.1 million and $5.3 million, averaging $3.2 million. During 2011, our 95% VaR ranged between $.7 million and $4.8 million, averaging $2.4 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Our actual trading related activity includes customer revenue and intraday hedging which helps to reduce trading losses, and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There were two such instances during both 2012 and 2011 under our diversified VaR measure. We use a 500 day look back period for backtesting and include customer related revenue.

The PNC Financial Services Group, Inc. – Form 10-K    105

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day diversified VaR for the period indicated.

Table 51: Enterprise-Wide Trading-Related Gains/Losses Versus Value at Risk

Total trading revenue was as follows:

Table 52: Trading Revenue

Year ended December 31 In millions	2012	2011
Net interest income	$38	$43
Noninterest income	272	225
Total trading revenue	$310	$268
Securities underwriting and trading (a)	$100	$81
Foreign exchange	92	88
Financial derivatives and other	118	99
Total trading revenue	$310	$268
(a)	Includes changes in fair value for certain loans accounted for at fair value.

The trading revenue disclosed above includes results from providing investing and risk management services to our customers as well as results from hedges of customer activity. Trading revenue excludes the impact of economic hedging activities which we transact to manage risk primarily related to residential and commercial mortgage servicing rights and residential and commercial mortgage loans held-for-sale. Derivatives used for economic hedges are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in symmetrical accounting treatment for both the hedging instrument and the hedged item. Economic hedge results, along with the associated hedged items, are reported in the respective income statement line items, as appropriate.

Trading revenue for 2012 increased $42 million compared with 2011 due to higher derivatives, foreign exchange and fixed income client sales, higher underwriting activity, improved client-related trading results and the reduced impact of counterparty credit risk on valuations of derivative positions.

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

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is an estimate of the potential value depreciation over a one year horizon commensurate with solvency expectations of an institution rated single-A by the credit rating agencies. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. See Note 9 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 53: Equity Investments Summary

In millions	December 31 2012	December 31 2011
BlackRock	$5,614	$5,291
Tax credit investments	2,965	2,646
Private equity	1,802	1,491
Visa	251	456
Other	245	250
Total	$10,877	$10,134

BlackRock

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at December 31, 2012, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Item 7 includes additional information about BlackRock.

106    The PNC Financial Services Group, Inc. – Form 10-K

Tax Credit Investments

Included in our equity investments are tax credit investments which are accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $3.0 billion at December 31, 2012 and $2.6 billion at December 31, 2011. These equity investment balances include unfunded commitments totaling $685 million and $420 million, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report has further information on Tax Credit Investments.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.8 billion at December 31, 2012 and $1.5 billion at December 31, 2011. As of December 31, 2012, $1.2 billion was invested directly in a variety of companies and $.6 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $266 million as of December 31, 2012. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors of this Report for discussion of potential impacts of the Volcker Rule provisions of Dodd-Frank on our holding interests in and sponsorship of private equity or hedge funds.

Our unfunded commitments related to private equity totaled $182 million at December 31, 2012 compared with $247 million at December 31, 2011.

Visa

In 2012, we sold 9 million of Visa Class B common shares and entered into swap agreements with the purchaser of the shares. See Note 9 Fair Value and Note 17 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. At December 31, 2012, our investment in Visa Class B common shares totaled approximately 14 million shares and was recorded at $251 million. Based on the December 31, 2012 closing price of $151.58 for the Visa Class A common shares, the fair value of our total investment was approximately $916 million at the current conversion rate which reflects adjustments in respect of all litigation funding by Visa to date. The Visa Class B common shares that we own are transferable only under limited circumstances (including those applicable to the sales in 2012) until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion rate of Visa Class B common shares to Class A common shares in connection with any settlements of the specified litigation in excess of any amounts then in escrow for that purpose and will also reduce the conversion rate to the extent that it adds any funds to the escrow in the future.

Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report has further information on our Visa indemnification obligation.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At December 31, 2012, other investments totaled $245 million compared with $250 million at December 31, 2011. We recognized net gains related to these investments of $55 million during 2012, compared with $1 million during 2011.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $3 million at both December 31, 2012 and December 31, 2011.

Impact of Inflation

Our assets and liabilities are primarily financial in nature and typically have varying maturity dates. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. However, during periods of inflation, there may be a subsequent impact affecting certain fixed costs or expenses, an erosion of consumer and customer purchasing power, and fluctuations in the need or demand for our products and services. Should significant levels of inflation occur, our business could potentially be impacted by, among other things, reducing our tolerance for extending credit or causing us to incur additional credit losses resulting from possible increased default rates.

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

The PNC Financial Services Group, Inc. – Form 10-K    107

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

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at December 31, 2012 and December  31, 2011.

Table 54: Financial Derivatives Summary

	December 31, 2012		December 31, 2011
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$29,270	$1,720	$29,234	$1,772
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$166,819	$588	$196,991	$565
Total derivatives used for commercial mortgage banking activities	4,606	(23)	2,720	(21)
Total derivatives used for customer-related activities	163,848	30	158,095	(132)
Total derivatives used for other risk management activities	1,813	(357)	4,289	(327)
Total derivatives not designated as hedging instruments	$337,086	$238	$362,095	$85
Total Derivatives	$366,356	$1,958	$391,329	$1,857
(a)	Represents the net fair value of assets and liabilities.

2011 VERSUS 2010

CONSOLIDATED INCOME STATEMENT REVIEW

Summary Results

Net income for 2011 was $3.1 billion, or $5.64 per diluted common share, compared with $3.4 billion, or $5.74 per diluted common share, for 2010. The decrease from 2010 was primarily due to an $850 million, or 6%, reduction in total revenue, a $492 million, or 6%, increase in noninterest expense and the impact of the $328 million after-tax gain on the sale of GIS recognized in 2010, partially offset by a $1.3 billion, or 54%, decrease in the provision for credit losses in 2011. In addition, 2010 net income attributable to common shareholders was also impacted by a noncash reduction of $250 million in connection with the redemption of TARP preferred stock.

Net Interest Income

Net interest income was $8.7 billion for 2011 down from $9.2 billion in 2010. The net interest margin decreased to 3.92% in 2011 compared with 4.14% for 2010, primarily due to the impact of lower purchase accounting accretion, a decline in the rate on average loan balances and the low interest rate environment partially offset by lower funding costs.

Noninterest Income

Noninterest income was $5.6 billion for 2011 and $5.9 billion for 2010. Noninterest income for 2011 reflected higher asset management fees and other income, higher residential mortgage banking revenue, and lower net other-than-temporary impairments (OTTI), that were offset by a decrease in corporate service fees primarily due to a reduction in the value of commercial mortgage servicing rights, lower service charges on deposits from the impact of Regulation E rules pertaining to overdraft fees, a decrease in net gains on sales of securities and lower consumer services fees due, in part, to a decline in interchange fees on individual debit card transactions in the fourth quarter partially offset by higher transaction volumes throughout 2011.

Asset management revenue, including BlackRock, increased $34 million to $1.1 billion in 2011 compared to 2010. The increase was driven by strong sales performance by our Asset Management Group and somewhat higher equity earnings from our BlackRock investment. Discretionary assets under management at December 31, 2011 totaled $107 billion compared with $108 billion at December 31, 2010.

108    The PNC Financial Services Group, Inc. – Form 10-K

For 2011, consumer services fees totaled $1.2 billion compared with $1.3 billion in 2010. The decrease was due to lower interchange rates on debit card transactions, lower brokerage related revenue, and lower ATM related fees, partially offset by higher volumes of customer-initiated transactions including debit and credit cards. The Dodd-Frank limits on interchange rates were effective October 1, 2011 and had a negative impact on revenues of approximately $75 million in the fourth quarter of 2011.

Corporate services revenue totaled $.9 billion in 2011 and $1.1 billion in 2010. Lower values of commercial mortgage servicing rights, largely driven by lower interest rates and higher loan prepayment rates, and lower special servicing fees drove the decline.

Residential mortgage revenue totaled $713 million in 2011 compared with $699 million in 2010. Higher loan sales revenue drove the comparison, largely offset by lower net hedging gains on mortgage servicing rights and lower servicing fees. Loan sales revenue included the impact of a decrease in the provision for residential mortgage repurchase reserves, which decreased to $102 million in 2011 compared to $120 million in 2010.

Service charges on deposits totaled $534 million for 2011 and $705 million for 2010. The decline resulted primarily from the impact of Regulation E rules pertaining to overdraft fees.

Net gains on sales of securities totaled $249 million in 2011 and $426 million for 2010. The net credit component of OTTI of securities recognized in earnings was a loss of $152 million in 2011, compared with a loss of $325 million in 2010.

Gains on BlackRock related transactions included a fourth quarter 2010 pretax gain of $160 million from our sale of 7.5 million BlackRock common shares as part of a BlackRock secondary common stock offering.

Other noninterest income totaled $1.1 billion for 2011 compared with $.9 billion for 2010.

Provision For Credit Losses

The provision for credit losses declined to $1.2 billion in 2011 compared with $2.5 billion for 2010 as overall credit quality continued to improve due to slowly improving economic conditions and actions we took to reduce exposure levels during 2011.

Noninterest Expense

Noninterest expense was $9.1 billion for 2011 and $8.6 billion for 2010. Noninterest expense for 2011 included $324 million of residential mortgage foreclosure-related expenses primarily as a result of ongoing governmental matters, a noncash charge of $198 million for the unamortized discount related to redemption of trust preferred securities, and $42 million for integration costs. The comparable amounts for 2010 were $71 million, zero and $387 million, respectively.

Effective Income Tax Rate

Our effective income tax rate was 24.5% for 2011 and 25.5% for 2010. The low effective tax rates were primarily attributable to the impact of tax-exempt income and tax credits.

CONSOLIDATED BALANCE SHEET REVIEW

Loans

Loans increased $8.4 billion, or 6%, to $159.0 billion as of December 31, 2011 compared with December 31, 2010. Growth in commercial loans of $10.5 billion, auto loans of $2.2 billion, and education loans of $.4 billion was partially offset by declines of $1.7 billion in commercial real estate loans, $1.5 billion of residential real estate loans and $1.1 billion of home equity loans compared with December 31, 2010. Commercial loans increased due to a combination of new client acquisition and improved utilization. Auto loans increased due to the expansion of sales force and product introduction to acquired markets, as well as overall increases in auto sales. Education loans increased due to portfolio purchases in 2011. Commercial and residential real estate along with home equity loans declined due to loan demand being outpaced by paydowns, refinancing, and charge-offs.

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

The total loan balance above includes purchased impaired loans of $6.7 billion, or 4% of total loans, at December 31, 2011, and $7.8 billion, or 5% of total loans, at December 31, 2010.

Loans represented 59% of total assets at December 31, 2011 and 57% at December 31, 2010. Commercial lending represented 56% of the loan portfolio at December 31, 2011 and 53% at December 31, 2010. Consumer lending represented 44% at December 31, 2011 and 47% at December 31, 2010. Commercial real estate loans represented 6% of total assets at December 31, 2011 and 7% of total assets at December 31, 2010.

The PNC Financial Services Group, Inc. – Form 10-K    109

Investment Securities

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

Average investment securities increased $1.7 billion, to $59.7 billion, in 2011 compared with 2010. Average securities held to maturity increased $2.3 billion, to $9.4 billion, in 2011 compared to 2010. This increase was partially offset by the decrease in average securities available for sale of $.6 billion, to $50.3 billion, in 2011 compared with 2010. The increase in average securities held to maturity was primarily a result of transfers totaling $6.3 billion from securities available for sale to securities held to maturity during the second and third quarters of 2011. The transfers were completed in order to reduce the impact of price volatility on accumulated other comprehensive income and certain capital measures, and considered potential changes to regulatory capital requirements under the proposed Basel III capital standards.

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

Loans Held For Sale

Loans held for sale totaled $2.9 billion at December 31, 2011 compared with $3.5 billion at December 31, 2010. We stopped originating commercial mortgage loans held for sale designated at fair value in 2008 and have pursued opportunities to reduce these positions at appropriate prices. At December 31, 2011, the balance relating to these loans was $843 million, compared to $877 million at December 31, 2010. We sold $25 million in unpaid principal balances of these commercial mortgage loans held for sale carried at fair value in 2011 and sold $241 million in 2010.

We sold $2.4 billion of commercial mortgages held for sale carried at the lower of cost or market to government agencies in 2011 compared to $2.1 billion in 2010. The increase in these loans to $451 million at December 31, 2011, compared to $330 million at December 31, 2010, was due to an increase in loans awaiting sales to government agencies.

Residential mortgage loan origination volume was $11.4 billion in 2011. Substantially all such loans were originated under agency or FHA standards. We sold $11.9 billion of loans and recognized related gains of $282 million during 2011. The comparable amounts for 2010 were $10.0 billion and $231 million, respectively.

Asset Quality

Overall credit quality continued to improve during 2011. Nonperforming assets declined $967 million, or 19%, to $4.2 billion as of December 31, 2011 from December 31, 2010. Accruing loans past due increased $12 million, or less than 1%, during 2011 to $4.5 billion at year end primarily attributable to government insured or guaranteed loans. Net charge-offs declined significantly to $1.6 billion at December 31, 2011, down 44% from 2010 net charge-offs of $2.9 billion.

The ALLL was $4.3 billion, or 2.73% of total loans and 122% of nonperforming loans, as of December 31, 2011.

At December 31, 2011, our largest nonperforming asset was $28 million in the Accommodation and Food Services Industry and our average nonperforming loan associated with commercial lending was under $1 million.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets totaled $10.1 billion at December 31, 2011 and $10.8 billion at December, 31, 2010. Goodwill increased $.1 billion, to $8.3 billion, at December 31, 2011 compared with the December 31, 2010 balance primarily due to the BankAtlantic and Flagstar branch acquisitions and the correction of amounts for an acquisition affecting prior periods. The $.7 billion decline in other intangible assets from December 31, 2010 included $.2 billion and $.4 billion declines in commercial and residential mortgage servicing rights, respectively.

Funding Sources

Total funding sources were $224.7 billion at December 31, 2011 and $222.9 billion at December 31, 2010.

Total deposits increased $4.6 billion, or 2%, at December 31, 2011 compared with December 31, 2010 due to an increase in money market and demand deposits, partially offset by net redemptions of retail certificates of deposit.

Average total deposits were $183.0 billion for 2011 compared with $181.9 billion for 2010. Average deposits remained essentially flat from 2010 primarily as a result of decreases of $8.9 billion in average retail certificates of deposit and $.8 billion in average time deposits in foreign offices and other time, which were offset by increases of $6.6 billion in average noninterest-bearing deposits, $2.5 billion in average interest-bearing demand deposits and $1.2 billion in average savings deposits.

Total borrowed funds decreased $2.8 billion to $36.7 billion at December 31, 2011 compared to December 31, 2010. The decline from December 31, 2010 was primarily due to maturities of federal funds purchased and repurchase agreements, bank notes and senior debt, and subordinated debt partially offset by issuances of FHLB borrowings and senior notes.

110    The PNC Financial Services Group, Inc. – Form 10-K

Average borrowed funds were $35.7 billion for 2011 compared with $40.2 billion for 2010. Maturities of FHLB borrowings drove the decline compared to 2010.

Shareholders’ Equity

Total shareholders’ equity increased $3.8 billion, to $34.1 billion, at December 31, 2011 compared with December 31, 2010 and included the impact of the following:

•	An increase of $2.4 billion to retained earnings,
•

The third quarter 2011 issuance of $1.0 billion of preferred stock which contributed to the increase in capital surplus – preferred stock from $.6 billion at December 31, 2010 to $1.6 billion at December 31, 2011, and

•

A $.3 billion decline in accumulated other comprehensive loss primarily due to net unrealized gains on securities and cash flow hedge derivatives, offset by an increase in accumulated other comprehensive losses related to the change in the funded status of our pension and other postretirement benefit plans.

Risk-Based Capital

Regulatory capital ratios at December 31, 2011 were 10.3% for Tier 1 common, 11.1% for leverage, 12.6% for Tier 1 risk-based and 15.8% for total risk-based capital. At December 31, 2010, the regulatory capital ratios were 9.8% for Tier 1 common, 10.2% for leverage, 12.1% for Tier 1 risk-based and 15.6% for total risk-based capital. The Tier 1 common capital ratio increased when compared with December 31, 2010 due to the retention of earnings partially offset by higher risk-weighted assets primarily from loan growth. The increase in Tier 1 risk-based capital ratio resulted from the issuance of preferred stock in July 2011 and retention of earnings somewhat offset by the redemption of trust preferred securities in November 2011 and higher risk-weighted assets.

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

The PNC Financial Services Group, Inc. – Form 10-K    111

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

112    The PNC Financial Services Group, Inc. – Form 10-K

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

Loss given default (LGD) – An estimate of loss, net of recovery based on collateral type, collateral value, loan exposure, or the guarantor(s) quality and guaranty type (full or partial). Each loan has its own LGD. The LGD risk rating measures the percentage of exposure of a specific credit obligation that we expect to lose if default occurs. LGD is net of recovery, through either liquidation of collateral or deficiency judgments rendered from foreclosure or bankruptcy proceedings.

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

Nonperforming assets – Nonperforming assets include nonperforming loans and OREO and foreclosed assets, but exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under fair value option and purchased impaired loans. We do not accrue interest income on assets classified as nonperforming.

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

The PNC Financial Services Group, Inc. – Form 10-K    113

Parent company liquidity coverage – Liquid assets divided by funding obligations within a two year period.

Pretax earnings – Income from continuing operations before income taxes and noncontrolling interests.

Pretax, pre-provision earnings from continuing operations –Total revenue less noninterest expense, both from continuing operations.

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

Return on average common shareholders’ equity – Annualized net income attributable to common shareholders, divided by average common shareholders’ equity.

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

114    The PNC Financial Services Group, Inc. – Form 10-K

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

The PNC Financial Services Group, Inc. – Form 10-K    115

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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the moderate economic expansion will persist and interest rates will remain very low in 2013, despite drags from Federal fiscal restraint and a European recession. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

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

116    The PNC Financial Services Group, Inc. – Form 10-K

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

•	Our 2012 acquisition of RBC Bank (USA) presents us with risks and uncertainties related to the integration of the acquired businesses into PNC, including:
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

•

Business and operating results can also be affected by widespread natural and other disasters, dislocations, terrorist activities or international hostilities through impacts on the economy and financial markets generally or on us or our counterparties specifically.

We provide greater detail regarding these as well as other factors elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in this Report. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the Risk Management section of Item 7 and in Note 1 Accounting Policies, Note 9 Fair Value, and Note 17 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K    117

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in equity, and of cash flows present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania February 28, 2013

118    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2012	2011	2010
Interest Income
Loans	$8,284	$7,595	$8,276
Investment securities	2,035	2,161	2,389
Other	415	438	485
Total interest income	10,734	10,194	11,150
Interest Expense
Deposits	386	668	963
Borrowed funds	708	826	957
Total interest expense	1,094	1,494	1,920
Net interest income	9,640	8,700	9,230
Noninterest Income
Asset management	1,169	1,088	1,054
Consumer services	1,136	1,243	1,261
Corporate services	1,166	898	1,082
Residential mortgage	284	713	699
Service charges on deposits	573	534	705
Net gains on sales of securities	204	249	426
Other-than-temporary impairments	(79)	(420)	(608)
Less: Noncredit portion of other-than-temporary impairments (a)	32	(268)	(283)
Net other-than-temporary impairments	(111)	(152)	(325)
Gains on BlackRock transactions			160
Other	1,451	1,053	884
Total noninterest income	5,872	5,626	5,946
Total revenue	15,512	14,326	15,176
Provision For Credit Losses	987	1,152	2,502
Noninterest Expense
Personnel	4,617	3,966	3,906
Occupancy	827	738	730
Equipment	735	661	668
Marketing	279	249	266
Other	4,124	3,491	3,043
Total noninterest expense	10,582	9,105	8,613
Income from continuing operations before income taxes and noncontrolling interests	3,943	4,069	4,061
Income taxes	942	998	1,037
Income from continuing operations before noncontrolling interests	3,001	3,071	3,024
Income from discontinued operations (net of income taxes of zero, zero, and $338)			373
Net income	3,001	3,071	3,397
Less: Net income (loss) attributable to noncontrolling interests	(12)	15	(15)
Preferred stock dividends	177	56	146
Preferred stock discount accretion and redemptions	4	2	255
Net income attributable to common shareholders	$2,832	$2,998	$3,011
Earnings Per Common Share
From continuing operations
Basic	$5.36	$5.70	$5.08
Diluted	$5.30	$5.64	$5.02
From net income
Basic	$5.36	$5.70	$5.80
Diluted	$5.30	$5.64	$5.74
Average Common Shares Outstanding
Basic	526	524	517
Diluted	529	526	520
(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K    119

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2012	2011	2010
Net income	$3,001	$3,071	3,397
Other comprehensive income, before tax and net of reclassifications into Net income:
Net unrealized gains on non-OTTI securities	760	948	1,357
Net unrealized gains (losses) on OTTI securities	971	(145)	275
Net unrealized gains (losses) on cash flow hedge derivatives	(220)	307	561
Pension and other postretirement benefit plan adjustments	(35)	(593)	260
Other	10	(4)	(20)
Other comprehensive income, before tax and net of reclassifications into Net income	1,486	513	2,433
Income tax expense related to items of other comprehensive income	(547)	(187)	(902)
Other comprehensive income, after tax and net of reclassifications into Net income (a)	939	326	1,531
Comprehensive income	3,940	3,397	4,928
Less: Comprehensive income (loss) attributable to noncontrolling interests	(12)	15	(15)
Comprehensive income attributable to PNC	$3,952	$3,382	4,943
(a)	Other comprehensive income for 2010 also includes the cumulative effect of adopting ASU 2009-17 on Accumulated other comprehensive income.

See accompanying Notes To Consolidated Financial Statements.

120    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value	December 31 2012	December 31 2011
Assets
Cash and due from banks (includes $4 and $7 for VIEs) (a)	$5,220	$4,105
Federal funds sold and resale agreements (includes $256 and $732 measured at fair value) (b)	1,463	2,205
Trading securities	2,096	2,513
Interest-earning deposits with banks (includes $6 and $325 for VIEs) (a)	3,984	1,169
Loans held for sale (includes $2,868 and $2,258 measured at fair value) (b)	3,693	2,936
Investment securities (includes $9 and $109 for VIEs) (a)	61,406	60,634
Loans (includes $7,781 and $6,096 for VIEs) (includes $244 and $104 measured at fair value) (a) (b)	185,856	159,014
Allowance for loan and lease losses (includes $(75) and $(91) for VIEs) (a)	(4,036)	(4,347)
Net loans	181,820	154,667
Goodwill	9,072	8,285
Other intangible assets	1,797	1,859
Equity investments (includes $1,429 and $1,643 for VIEs) (a)	10,877	10,134
Other (includes $1,281 and $1,205 for VIEs) (includes $319 and $210 measured at fair value) (a) (b)	23,679	22,698
Total assets	$305,107	$271,205
Liabilities
Deposits
Noninterest-bearing	$69,980	$59,048
Interest-bearing	143,162	128,918
Total deposits	213,142	187,966
Borrowed funds
Federal funds purchased and repurchase agreements	3,327	2,984
Federal Home Loan Bank borrowings	9,437	6,967
Bank notes and senior debt	10,429	11,793
Subordinated debt	7,299	8,321
Commercial paper (includes $6,045 and $4,271 for VIEs) (a)	8,453	4,271
Other (includes $257 and $505 for VIEs) (a)	1,962	2,368
Total borrowed funds	40,907	36,704
Allowance for unfunded loan commitments and letters of credit	250	240
Accrued expenses (includes $132 and $155 for VIEs) (a)	4,449	4,175
Other (includes $976 and $734 for VIEs) (a)	4,594	4,874
Total liabilities	263,342	233,959
Equity
Preferred stock (c)
Common stock ($5 par value, authorized 800 shares, issued 538 and 537 shares)	2,690	2,683
Capital surplus – preferred stock	3,590	1,637
Capital surplus – common stock and other	12,193	12,072
Retained earnings	20,265	18,253
Accumulated other comprehensive income (loss)	834	(105)
Common stock held in treasury at cost: 10 and 10 shares	(569)	(487)
Total shareholders’ equity	39,003	34,053
Noncontrolling interests	2,762	3,193
Total equity	41,765	37,246
Total liabilities and equity	$305,107	$271,205
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K    121

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2009 (a)	462	$2,354	$7,974	$8,945	$13,144	$(1,962)	$(513)	$2,625	$32,567
Cumulative effect of adopting ASU 2009-17					(92)	(13)			(105)
Balance at January 1, 2010	462	$2,354	$7,974	$8,945	$13,052	$(1,975)	$(513)	$2,625	$32,462
Net income (loss)					3,412			(15)	3,397
Other comprehensive income (loss), net of tax						1,544			1,544
Cash dividends declared
Common					(204)				(204)
Preferred					(146)				(146)
Redemption of preferred stock and noncontrolling interest Series N (TARP)			(7,579)						(7,579)
Preferred stock discount accretion			252		(252)
Other				(1)	(3)				(4)
Common stock activity (b)	65	328		3,113					3,441
Treasury stock activity	(1)			(62)			(59)		(121)
Other				62				(14)	48
Balance at December 31, 2010 (a)	526	$2,682	$647	$12,057	$15,859	$(431)	$(572)	$2,596	$32,838
Net income					3,056			15	3,071
Other comprehensive income (loss), net of tax						326			326
Cash dividends declared
Common					(604)				(604)
Preferred					(56)				(56)
Preferred stock discount accretion			2		(2)
Common stock activity	1	1		10					11
Treasury stock activity (c)				(36)			85		49
Preferred stock issuance – Series O (d)			988						988
Other				41				582	623
Balance at December 31, 2011 (a)	527	$2,683	$1,637	$12,072	$18,253	$(105)	$(487)	$3,193	$37,246
Net income					3,013			(12)	3,001
Other comprehensive income (loss), net of tax						939			939
Cash dividends declared
Common					(820)				(820)
Preferred					(177)				(177)
Preferred stock discount accretion			4		(4)
Common stock activity	1	7		45					52
Treasury stock activity (c)				51			(82)		(31)
Preferred stock issuance – Series P (e)			1,482						1,482
Preferred stock issuance – Series Q (f)			467						467
Other				25				(419)	(394)
Balance at December 31, 2012 (a) (g)	528	$2,690	$3,590	$12,193	$20,265	$834	$(569)	$2,762	$41,765
(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Includes 63.9 million common shares issuance, the net proceeds of which were used together with other available funds to redeem the Series N (TARP) Preferred Stock, for a $3.4 billion net increase in total equity.
(c)	Net treasury stock activity totaled less than .5 million shares issued or redeemed.
(d)	10,000 Series O preferred shares with a $1 par value were issued on July 20, 2011.
(e)	15,000 Series P preferred shares with a $1 par value were issued on April 24, 2012.
(f)	4,500 Series Q preferred shares with a $1 par value were issued on September 21, 2012 and 300 shares were issued on October 9, 2012.
(g)	5,001 Series M preferred shares with a $1 par value were issued and redeemed on December 10, 2012.

122    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2012	2011	2010
Operating Activities
Net income	$3,001	$3,071	$3,397
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	987	1,152	2,502
Depreciation and amortization	1,159	1,140	1,059
Deferred income taxes	570	840	1,019
Net gains on sales of securities	(204)	(249)	(426)
Net other-than-temporary impairments	111	152	325
Charge for goodwill impairment	45
Gains on sales of Visa Class B common shares	(267)
Mortgage servicing rights valuation adjustment	284	726	434
Gain on sale of PNC Global Investment Servicing			(639)
Gains on BlackRock transactions			(160)
Noncash charges on trust preferred securities redemptions	295	198
Undistributed earnings of BlackRock	(302)	(262)	(291)
Net change in
Trading securities and other short-term investments	1,350	330	468
Loans held for sale	(1,125)	77	(1,154)
Other assets	1,928	(4,142)	753
Accrued expenses and other liabilities	(697)	3,330	(1,571)
Other	(308)	(328)	(904)
Net cash provided (used) by operating activities	6,827	6,035	4,812
Investing Activities
Sales
Securities available for sale	9,358	20,533	23,343
BlackRock stock via secondary common stock offering			1,198
Loans	1,611	1,770	1,868
Repayments/maturities
Securities available for sale	9,195	6,074	7,730
Securities held to maturity	3,174	2,859	2,433
Purchases
Securities available for sale	(17,164)	(25,551)	(36,653)
Securities held to maturity	(1,479)	(1,607)	(1,296)
Loans	(1,796)	(2,401)	(4,275)
Net change in
Federal funds sold and resale agreements	732	1,487	(1,313)
Interest-earning deposits with banks	(2,526)	441	2,684
Loans	(14,333)	(10,224)	7,855
Net cash received from (paid for) acquisition and divestiture activity	(4,130)	430	2,202
Purchases of corporate and bank owned life insurance	–	(200)	(800)
Other (a)	97	(160)	753
Net cash provided (used) by investing activities	(17,261)	(6,549)	5,729

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K    123

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

	Year ended December 31
In millions	2012	2011	2010
Financing Activities
Net change in
Noninterest-bearing deposits	$7,149	$8,909	$5,872
Interest-bearing deposits	902	(4,863)	(8,844)
Federal funds purchased and repurchase agreements	(2)	(1,151)	152
Federal Home Loan borrowings	(1,000)	1,000	(280)
Commercial paper	4,762	227	1,929
Other borrowed funds	(279)	(789)	(1,549)
Sales/issuances
Federal Home Loan borrowings	13,000	1,000
Bank notes and senior debt	2,093	1,244	3,230
Subordinated debt	995
Commercial paper	16,480	9,565	4,424
Other borrowed funds	1,011	460	396
Preferred stock	2,449	988
Common and treasury stock	158	72	3,486
Repayments/maturities
Federal Home Loan borrowings	(10,500)	(1,076)	(4,373)
Bank notes and senior debt	(4,037)	(2,612)	(2,808)
Subordinated debt	(1,769)	(1,942)	(257)
Commercial paper	(17,060)	(8,236)	(3,638)
Other borrowed funds	(1,090)	(741)	(1,039)
Preferred stock – TARP			(7,579)
Redemption of noncontrolling interest and other preferred stock	(500)		(100)
Acquisition of treasury stock	(216)	(73)	(204)
Preferred stock cash dividends paid	(177)	(56)	(146)
Common stock cash dividends paid	(820)	(604)	(204)
Net cash provided (used) by financing activities	11,549	1,322	(11,532)
Net Increase (Decrease) In Cash And Due From Banks	1,115	808	(991)
Cash and due from banks at beginning of period	4,105	3,297	4,288
Cash and due from banks at end of period	$5,220	$4,105	$3,297
Supplemental Disclosures
Interest paid	$1,208	$1,517	$1,871
Income taxes paid	39	842	752
Income taxes refunded	16	41	54
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	665	926	890
Transfer from loans to foreclosed assets	1,042	822	1,218
Exchange of junior subordinated debentures for senior notes	500
(a)	Includes the impact of the consolidation of variable interest entities as of January 1, 2010.

See accompanying Notes To Consolidated Financial Statements.

124     The PNC Financial Services Group, Inc. – Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of its products and services nationally, as well as, products and services in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Alabama, Virginia, Georgia, Missouri, Wisconsin and South Carolina. PNC also provides certain products and services internationally.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2012 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations. We evaluate the materiality of identified errors in the financial statements using both an income statement and a balance sheet approach, based on relevant quantitative and qualitative factors. Net income includes certain adjustments to correct immaterial errors related to previously reported periods.

As described in Note 2 Acquisition and Divestiture Activity, on March 2, 2012, PNC acquired 100% of the issued and outstanding common stock of RBC Bank (USA), the US retail banking subsidiary of Royal Bank of Canada. As part of the acquisition, PNC also purchased a credit card portfolio from RBC Bank (Georgia), National Association. The transactions added approximately $18.1 billion of deposits and $14.5 billion of loans to PNC’s Consolidated Balance Sheet. In addition, see discussion of the July 1, 2010 sale of PNC Global Investment Servicing Inc. The Consolidated Income Statement and related Notes To Consolidated Financial Statements reflect the global investment servicing business as discontinued operations for 2010.

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

As described in Note 16 Stock Based Compensation Plans, we also hold shares of BlackRock Series C Preferred Stock pursuant to our obligation to partially fund a portion of certain BlackRock long-term incentive plan (LTIP) programs. Since these preferred shares are not deemed to be in substance common stock, we have elected to account for these preferred shares at fair value and the changes in fair value will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. Our investment in the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in Other assets. Our obligation to transfer these shares to BlackRock is classified as a derivative not designated as a hedging instrument under GAAP as disclosed in Note 17 Financial Derivatives.

In September 2011, we delivered approximately 1.3 million shares of the BlackRock Series C Preferred Stock to BlackRock in connection with our obligation.

On January 31, 2013, we transferred an additional 205,350 shares to BlackRock in connection with our obligation. After this transfer, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock which are available to fund our obligation in connection with the BlackRock LTIP programs.

The PNC Financial Services Group, Inc. – Form 10-K    125

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

VIEs are assessed for consolidation under ASC 810 Consolidations when we hold a variable interest in these entities. We consolidate a VIE if we are its primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Upon consolidation of a VIE, we recognize all of the VIE’s assets, liabilities and noncontrolling interests on our Consolidated Balance Sheet. See Note 3 Loan Sale and Servicing Activities and Variable Interest Entities for information about VIEs that we do not consolidate but in which we hold a significant variable interest.

On January 1, 2010, we adopted Accounting Standard Update (ASU) 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance replaces previous guidance by requiring an enterprise to perform a qualitative analysis as opposed to a quantitative analysis to determine if it is the primary beneficiary of a VIE. The qualitative analysis considers the purpose and the design of the VIE as well as the risks that the VIE was designed to either create or pass through to variable interest holders. This guidance also removed the former scope exception for qualifying special-purpose entities, contained new criteria for determining the primary beneficiary of a VIE, and increased the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. As a result of the adoption of ASU 2009-17, we consolidated Market Street Funding LLC (Market Street), a credit card securitization trust, and certain Low Income Housing Tax Credit (LIHTC) investments.

REVENUE RECOGNITION

We earn interest and noninterest income from various sources, including:

•	Lending,
•	Securities portfolio,
•	Asset management,
•	Customer deposits,
•	Loan sales and servicing,
•	Brokerage services,
•	Sale of loans and securities,
•	Certain private equity activities, and
•	Securities and derivatives trading activities, including foreign exchange.

We earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,
•	Selling various insurance products,
•	Providing treasury management services,
•	Providing merger and acquisition advisory and related services, and
•	Participating in certain capital markets transactions.

Revenue earned on interest-earning assets including unearned income and the amortization/accretion of premiums or discounts recognized on acquired loans is recognized based on the constant effective yield of the financial instrument, or based on other applicable accounting guidance.

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

126    The PNC Financial Services Group, Inc. – Form 10-K

value option. These financial instruments include certain commercial and residential mortgage loans originated for sale, certain residential mortgage portfolio loans, resale agreements and our investment in BlackRock Series C preferred stock. We also recognize gain/(loss) on changes in the fair value of residential mortgage servicing rights (MSRs), which are measured at fair value.

We recognize revenue from servicing residential mortgages, commercial mortgages and other consumer loans as earned based on the specific contractual terms. These revenues, as well as impairment on servicing rights, are reported on the Consolidated Income Statement in the line items Residential mortgage, Corporate services and Consumer services. We recognize revenue from securities, derivatives and foreign exchange trading, as well as securities underwriting activities, as these transactions occur or as services are provided. We recognize gains from the sale of loans upon receipt of cash.

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

DEBT SECURITIES

Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for short-term appreciation, trading purposes or those with non-bifurcated embedded derivatives are carried at fair value and classified as Trading securities on our Consolidated Balance Sheet. Realized and unrealized gains and losses on trading securities are included in Other noninterest income.

Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at fair value with unrealized gains and losses, net of income taxes, reflected in Accumulated other comprehensive income (loss).

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for other than temporary impairment (OTTI). An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments and hedging gains and losses. After an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary. As part of this evaluation, we take into consideration whether we intend to sell the security or whether it is more likely than not that we will be required to sell the security before expected recovery of its amortized cost. We also consider whether or not we expect to receive all of the contractual cash flows from the investment based on factors that include, but are not limited to: the creditworthiness of the issuer and, in the case of securities collateralized by consumer and commercial loan assets, the historical and projected performance of the underlying collateral. In addition, we may also evaluate the business and financial outlook of the issuer, as well as broader industry and sector performance indicators. Declines in the fair value of available for sale debt securities that are deemed other-than-temporary and are attributable to credit deterioration are recognized on our Consolidated Income Statement in the period in which the determination is made. Declines in fair value which are deemed other-than-temporary and attributable to factors other than credit deterioration are recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet.

We include all interest on debt securities, including amortization of premiums and accretion of discounts on investment securities, in net interest income using the constant effective yield method. Effective yields reflect either the effective interest rate implicit in the security at the date of acquisition or the effective interest rate determined based on significantly improved cash flows subsequent to impairment. We compute gains and losses realized on the sale of available for sale debt securities on a specific security basis. These securities gains/(losses) are included in the caption Net gains on sales of securities on the Consolidated Income Statement.

In certain situations, management may elect to transfer certain debt securities from the securities available for sale to the held to maturity classification. In such cases, any unrealized gain or loss included in Accumulated other comprehensive income (loss) at the time of transfer is amortized over the remaining life of the security as a yield adjustment such that only the remaining initial discount/premium from the purchase date is recognized in income.

EQUITY SECURITIES AND PARTNERSHIP INTERESTS

We account for equity securities and equity investments other than BlackRock and private equity investments under one of the following methods:

•

Marketable equity securities are recorded on a trade-date basis and are accounted for based on the securities’ quoted market prices from a national securities exchange. Those purchased with the intention of recognizing short-term profits are classified as trading and included in trading securities on our Consolidated Balance Sheet. Both realized and unrealized gains and losses on trading securities

The PNC Financial Services Group, Inc. – Form 10-K    127

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

•

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, we use either the equity method or the cost method of accounting. We use the equity method for general and limited partner ownership interests and limited liability companies in which we are considered to have significant influence over the operations of the investee and when the net asset value of our investment reflects our economic interest in the underlying investment. Under the equity method, we record our equity ownership share of net income or loss of the investee in Noninterest income. We use the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in Other noninterest income. Distributions received from the income of an investee on cost method investments are included in Noninterest income. Investments described above are included in the caption Equity investments on the Consolidated Balance Sheet.

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

We consolidate affiliated partnerships when we are the general partner and have determined that we have control of the partnership or are the primary beneficiary if the entity is a VIE. The portion we do not own is reflected in the caption Noncontrolling interests on the Consolidated Balance Sheet.

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

Except as described below, loans held for investment are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Interest on performing loans (excluding purchased impaired loans, which is further discussed below) is accrued based on the principal amount outstanding and recorded in interest income as earned using the constant effective yield method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into net interest income, over periods not exceeding the contractual life of the loan.

When loans are redesignated from held for investment to held for sale, specific reserves and allocated pooled reserves included in the allowance for loan and lease losses (ALLL) are charged-off to reduce the basis of the loans to the lower of cost or estimated fair value less cost to sell.

In addition to originating loans, we also acquire loans through portfolio purchases or acquisitions of other financial services companies. For certain acquired loans that have experienced a deterioration of credit quality, we follow the guidance contained in ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under this guidance, acquired purchased impaired loans are to be recorded at fair

128    The PNC Financial Services Group, Inc. – Form 10-K

value without the carryover of any existing valuation allowances. Evidence of credit quality deterioration may include information and statistics regarding bankruptcy events, updated borrower credit scores, such as Fair Isaac Corporation scores (FICO), past due status, and updated loan-to-value (LTV) ratios. We review the loans acquired for evidence of credit quality deterioration and determine if it is probable that we will be unable to collect all contractual amounts due, including both principal and interest. When both conditions exist, we estimate the amount and timing of undiscounted expected cash flows at acquisition for each loan either individually or on a pool basis. We estimate the cash flows expected to be collected using internal models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds. Collateral values are also incorporated into cash flow estimates. Late fees, which are contractual but not expected to be collected, are excluded from expected future cash flows.

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

LEASES

We provide financing for various types of equipment including aircraft, energy and power systems and vehicles through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Leveraged leases, a form of financing lease, are carried net of nonrecourse debt. We recognize income over the term of the lease using the constant effective yield method. Lease residual values are reviewed for other-than-temporary impairment at least annually. Gains or losses on the sale of leased assets are included in Other noninterest income while valuation adjustments on lease residuals are included in Other noninterest expense.

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

ASC Topic 860 Accounting For Transfers of Financial Assets requires a true sale legal analysis to address several relevant factors, such as the nature and level of recourse to the transferor, and the amount and nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law, or powers of the FDIC as a conservator or receiver. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control and the rights of the transferee over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.

In a securitization, the trust or SPE issues beneficial interests in the form of senior and subordinated securities backed or collateralized by the assets sold to the trust. The senior classes of the asset-backed securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated or residual interests. In certain cases, we may retain a portion or all of the securities issued, interest-only strips, one or more subordinated tranches, servicing rights and, in some cases, cash reserve accounts. Securitized loans are removed from the balance sheet and a net gain or loss is recognized in noninterest income at the time of initial sale. Gains or losses recognized on the sale of the loans depend on the fair value of the loans sold and the retained interests at the date of sale. We generally estimate the fair value of the retained interests based on the present value of future expected cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable.

With the exception of loan sales to certain US government chartered entities, our loan sales and securitizations are generally structured without recourse to us except for representations and warranties and with no restrictions on the retained interests. We originate, sell and service mortgage

The PNC Financial Services Group, Inc. – Form 10-K    129

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

On January 1, 2010, we adopted ASU 2009-16 Transfers and Servicing (Topic 860): Accounting For Transfers of Financial Assets. This guidance removed the concept of a qualifying special-purpose entity under previous GAAP. The guidance further clarified that an entity must consider all arrangements or agreements made contemporaneously with or in contemplation of a transfer even if not entered into at the time of the transfer when applying surrender of control conditions. Additionally, this guidance established conditions for accounting and reporting for transfer of a portion of a financial asset, modified the asset sale/derecognition criteria, and changed how retained interests are initially measured.

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

We have elected to account for certain commercial mortgage loans held for sale at fair value. The changes in the fair value of these loans are measured and recorded in Other noninterest income each period. See Note 9 Fair Value for additional information. Also, we elected to account for residential real estate loans held for sale, which were not purchased impaired loans, at fair value.

Interest income with respect to loans held for sale classified as performing is accrued based on the principal amount outstanding and the loan’s contractual interest rate.

In certain circumstances, loans designated as held for sale may be transferred to held for investment based on a change in strategy. We transfer these loans at the lower of cost or estimated fair value; however, any loans held for sale and designated at fair value will remain at fair value for the life of the loan.

NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans and leases, including nonperforming troubled debt restructurings (TDRs) and other real estate owned and foreclosed assets.

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

A loan acquired and accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality is reported as an accruing loan and a performing asset due to the accretion of interest income.

We generally classify Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) loans as nonaccrual (and therefore nonperforming) when we determine that the collection of interest or principal is not probable or when delinquency of interest or principal payments has existed for 90 days or more and the loans are not well-secured and/or in the process of collection. A loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Such factors that would lead to nonperforming status would include, but are not limited to, the following:

•	Deterioration in the financial position of the borrower resulting in the loan moving from accrual to cash basis accounting,
•	The collection of principal or interest is 90 days or more past due unless the asset is well-secured and/or in the process of collection,
•	Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, whether 90 days have passed or not,
•	The borrower has filed or will likely file for bankruptcy,
•	The bank advances additional funds to cover principal or interest,
•	We are in the process of liquidating the assets of a commercial borrower, or
•	We are pursuing remedies under a guarantee.

We charge-off commercial nonaccrual loans when we determine that a specific loan, or portion thereof, is uncollectible. This determination is based on the specific facts and circumstances of the individual loan. In making this determination, we consider the viability of the business or project as a going concern, the past due status when the asset is not well-secured, the expected cash flows to repay the loan, the value of the collateral, and the ability and willingness of any guarantors to perform.

130    The PNC Financial Services Group, Inc. – Form 10-K

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

Home equity installment loans, lines of credit, and residential real estate loans that are not well-secured and/or not in the process of collection are charged-off at 180 days past due to the estimated fair value of the collateral less costs to sell.

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

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. TDRs may include restructuring certain terms of loans, receipts of assets from debtors in partial satisfaction of loans, or a combination thereof.

In April 2011, the FASB issued ASU 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies when a loan restructuring constitutes a troubled debt restructuring (TDR). This ASU (i) eliminates the sole use of the borrowers’ effective interest rate test to determine if a concession has occurred on the part of the creditor, (ii) requires a restructuring with below market terms to be considered in determining classification as a TDR, (iii) specifies that a borrower not currently in default may still be experiencing financial difficulty when payment default is “probable in the foreseeable future,” and (iv) specifies that a delay in payment should be considered along with all other factors in determining classification as a TDR. We identified as TDRs certain loans for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those loans as TDRs, we accounted for them as impaired under the guidance in ASC 310-10-35.

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

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is comprised principally of commercial real estate and residential real estate properties obtained in partial or total satisfaction of loan obligations. After obtaining a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we are awarded title, we transfer the loan to foreclosed assets included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is initially recorded at estimated fair value less cost to sell. Based upon the estimated fair value less cost to sell, the recorded investment of the loan is adjusted and, typically, a charge-off or recovery is recognized to the Allowance for Loan and Lease Losses (ALLL). We estimate fair values primarily based on appraisals, or sales agreements with third parties. Anticipated recoveries and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer.

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

The PNC Financial Services Group, Inc. – Form 10-K    131

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolios as of the balance sheet date. Our determination of the allowance is based on periodic evaluations of these loan and lease portfolios and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default (PD),
•	Loss given default (LGD),
•	Outstanding balance of the loan,
•	Movement through delinquency stages,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, and
•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in historical results.

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ALLL also includes factors which may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors may include:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro-economic factors,
•	Changes in risk selection and underwriting standards, and
•	Timing of available information, including the performance of first lien positions.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans.

Nonperforming loans are considered impaired under ASC 310, Receivables and are evaluated for a specific reserve. Specific reserve allocations are determined as follows:

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

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date. We determine the allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors, and, solely for commercial lending, the terms and expiration dates of the unfunded credit facilities. The reserve for unfunded loan commitments is estimated in a manner similar to the methodology used for determining reserves for funded exposures. The allowance for unfunded loan commitments and letters of credit is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for credit losses.

See Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

132    The PNC Financial Services Group, Inc. – Form 10-K

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts and financial assets and liabilities for which fair value was elected are detailed in Note 9 Fair Value.

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

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists, on an after-tax basis, primarily of unrealized gains or losses, excluding OTTI attributable to credit deterioration, on investment securities classified as available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and changes in pension and other postretirement benefit plan liability adjustments. Details of each component are included in Note 20 Other Comprehensive Income.

The PNC Financial Services Group, Inc. – Form 10-K    133

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

We recognize all derivative instruments at fair value as either Other assets or Other liabilities on the Consolidated Balance Sheet and the related cash flows in the Operating Activities section of the Consolidated Statement Of Cash Flows. Adjustments for counterparty credit risk are included in the determination of fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as an accounting hedge, changes in fair value are recognized in Noninterest income.

We utilize a net presentation for derivative instruments on the Consolidated Balance Sheet taking into consideration the effects of legally enforceable master netting agreements. Cash collateral exchanged with counterparties is also netted against the applicable derivative exposures by offsetting obligations to return, or rights to reclaim, cash collateral against the fair values of the net derivatives being collateralized.

For those derivative instruments that are designated and qualify as accounting hedges, we designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of the net investment in a foreign operation.

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

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in Accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in Accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation continues to be reported in Other comprehensive income or loss until the forecasted transaction affects earnings. We did not terminate any cash flow hedges in 2012, 2011 or 2010 due to a determination that a forecasted transaction was no longer probable of occurring.

134    The PNC Financial Services Group, Inc. – Form 10-K

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

INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that we expect will apply at the time when we believe the differences will reverse. The recognition of deferred tax assets requires an assessment to determine the realization of such assets. Realization refers to the incremental benefit achieved through the reduction in future taxes payable or refunds receivable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. We establish a valuation allowance for tax assets when it is more likely than not that they will not be realized, based upon all available positive and negative evidence.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU impacts all entities that recognize an indemnification asset in purchase accounting for a government-assisted acquisition of a financial institution. The effective date of ASU 2012-06 was January 1, 2013. However, since we currently do not have any of these assets, this ASU did not have an effect on our results of operations or financial position.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU simplifies the testing for indefinite lived intangible assets impairment by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount before proceeding to the quantitative impairment test. The effective date of this ASU was January 1, 2013. However, since we currently do not have any indefinite lived intangibles, this ASU did not have an effect on our results of operations or financial position.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and then amended the scope of ASU 2011-11 in January 2013 through the issuance of ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This guidance applies to all entities that have derivative instruments, repurchase agreements and reverse repurchase agreements, or securities lending agreements that are either (i) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, and requires an entity to disclose information about offsetting to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosures are required for quarterly and annual reporting periods beginning on or after January 1, 2013, are to be applied retrospectively for all comparative periods presented,

The PNC Financial Services Group, Inc. – Form 10-K    135

and will be provided in the first quarter 2013. We adopted ASU 2011-11 on January 1, 2013 for our derivatives that we offset in accordance with ASC 815-10-45 and for our repurchase/resale arrangements under enforceable master netting arrangements, which we do not currently offset on our Consolidated Balance Sheet. The new guidance did not change the accounting for these arrangements or require them to be offset and thus had no impact on our statement of financial position.

In December 2011, the FASB also finalized ASU 2011-10, Property, Plant, and Equipment (Topic 360) – Derecognition of in Substance Real Estate – a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). This ASU clarified that the guidance in ASC 360-20 applies to a parent that ceases to have a controlling financial interest (as described in ASC 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The amendments within this update should be applied on a prospective basis and are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We adopted ASU 2011-10 on January 1, 2013. There was no material impact to our results of operations or financial position upon adoption of ASU 2011-10 on January 1, 2013.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) : Testing Goodwill for Impairment. The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity qualitatively determines the fair value of a reporting unit is greater than its carrying amount, it is not required to perform the Step 1 quantitative goodwill impairment test for the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We did not utilize this guidance in our 2012 annual goodwill impairment test. The adoption of this ASU did not have a financial impact since the method for determining the amount of impairment (Step 2) remained unchanged.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU required an entity to present each component of net income along with total net income, each component of other comprehensive income along with total other comprehensive income, and a total amount for comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both presentation options, the tax effect for each component must be presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. This ASU did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12,

Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This ASU deferred those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments pending further Board deliberation. We adopted ASU 2011-05 and ASU 2011-12 on January 1, 2012. Our 2012 financial statements and disclosures continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. See the Consolidated Statement of Comprehensive Income, Consolidated Statement of Changes in Equity and Note 20 Other Comprehensive Income for additional information. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to present information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. Additionally, companies are to disclose by component reclassifications out of accumulated other comprehensive income and their effects on the respective line items on net income and other disclosures currently required under U.S. GAAP. ASU 2013-02 is effective for annual and interim reporting periods beginning after December 15, 2012 and we will present these disclosures in the first quarter of 2013.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU provides guidance to clarify the concept of highest and best use valuation premise, how a principal market is determined, and the application of the fair value measurement for instruments with offsetting market or counterparty credit risks. It also extends the prohibition on blockage factors to all fair value hierarchy levels. This ASU required additional disclosures for the following: (i) quantitative information about the significant unobservable inputs used in all Level 3 financial instruments, (ii) the valuation processes used by the reporting entity as well as a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs, (iii) a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use if the fair value of the asset is reported, (iv) the categorization by level of the fair value hierarchy for items that are not measured at fair value in financial statements, and (v) any transfers between Level 1 and 2 and the reason for those transfers. The adoption of this new guidance did not have a material effect on our results of operations or financial position. We adopted ASU 2011-04 on January 1, 2012. See Note 9 Fair Value for additional information.

136    The PNC Financial Services Group, Inc. – Form 10-K

In April 2011, the FASB issued ASU 2011-03 Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control have not been changed by this ASU. The adoption of ASU 2011-03 on January 1, 2012 did not have a material effect on our results of operations or financial position.

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

The RBC Bank (USA) transactions noted above were accounted for using the acquisition method of accounting and, as such, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair value on the acquisition date. All acquired loans were also recorded at fair value. No allowance for loan losses was carried over and no allowance was created at acquisition. In connection with the acquisition, the assets acquired, and the liabilities assumed, were recorded at fair value on the date of acquisition, as summarized in the following table:

Table 55: RBC Bank (USA) Purchase Accounting (a) (b)

In millions
Purchase price as of March 2, 2012	$3,599

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value (c)
Cash due from banks	305
Trading assets, interest-earning deposits with banks, and other short-term investments	1,493
Loans held for sale	97
Investment securities	2,349
Net loans	14,512
Other intangible assets	180
Equity investments	35
Other assets	3,383
Deposits	(18,094)
Other borrowed funds	(1,321)
Other liabilities	(290)
Total fair value of identifiable net assets	2,649
Goodwill	$950
(a)	The table above has been updated to reflect certain immaterial adjustments, including final purchase price settlement.
(b)	These amounts include assets and deposits related to Smartstreet, which was sold effective October 26, 2012.
(c)	These items are considered as non-cash activity for the Consolidated Statement of Cash Flows.

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

Table 56: RBC Bank (USA) Intangible Assets

	As of March 2, 2012
Intangible Assets (in millions)	Fair Value	Weighted Life	Amortization Method
Residential mortgage servicing rights	$16	68 months	(a	)
Core deposits	164	144 months	Accelerated
Total	$180
(a)	Intangible asset accounted for at fair value.

The PNC Financial Services Group, Inc. – Form 10-K    137

See Note 10 Goodwill and Other Intangible Assets for further discussion of the accounting for goodwill and other intangible assets.

The estimated amount of RBC Bank (USA) revenue and net income (excluding integration costs) included in PNC’s consolidated income statement for 2012 was $1.0 billion and $273 million, respectively. Upon closing and conversion of the RBC Bank (USA) transaction, subsequent to March 2, 2012, separate records for RBC Bank (USA) as a stand-alone business have not been maintained as the operations of RBC Bank (USA) have been fully integrated into PNC. RBC Bank (USA) revenue and earnings disclosed above reflect management’s best estimate, based on information available at the reporting date.

The following table presents certain unaudited pro forma information for illustrative purposes only, for 2012 and 2011 as if RBC Bank (USA) had been acquired on January 1, 2011. The unaudited estimated pro forma information combines the historical results of RBC Bank (USA) with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2011. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2011. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, the pro forma financial information does not include the impact of possible business model changes and does not reflect pro forma adjustments to conform accounting policies between RBC Bank (USA) and PNC. Additionally, PNC expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented.

Table 57: RBC Bank (USA) and PNC Unaudited Pro Forma Results

	For the Year Ended December 31
In millions	2012	2011
Total revenues	$15,721	$15,421
Net income	2,989	2,911

In connection with the RBC Bank (USA) acquisition and other prior acquisitions, PNC recognized $267 million of integration charges in 2012. PNC recognized $42 million of integration charges in 2011 in connection with prior acquisitions. The integration charges are included in the table above.

SALE OF SMARTSTREET

Effective October 26, 2012, PNC divested certain deposits and assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition, to Union Bank, N.A. Smartstreet is a nationwide business focused on homeowner or community association managers and had approximately $1 billion of assets and deposits as of September 30, 2012. The gain on sale was immaterial and resulted in a reduction of goodwill and core deposit intangibles of $46 million and $13 million, respectively. Results from operations of Smartstreet from March 2, 2012 through October 26, 2012 are included in our Consolidated Income Statement.

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

138    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 3 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

LOAN SALE AND SERVICING ACTIVITIES

We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-agency securitization, and loan sale transactions. Agency securitizations consist of securitization transactions with Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA) (collectively, the Agencies). FNMA and FHLMC generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market through special purpose entities (SPEs) that they sponsor. We, as an authorized GNMA issuer/servicer, pool Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) insured loans into mortgage-backed securities for sale into the secondary market. In Non-agency securitizations, we have transferred loans into securitization SPEs. In other instances, third-party investors have also purchased our loans in loan sale transactions and in certain instances have subsequently sold these loans into securitization SPEs. Securitization SPEs utilized in the Agency and Non-agency securitization transactions are variable interest entities (VIEs).

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

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At December 31, 2012 and December 31, 2011, the balance of our ROAP asset and liability totaled $190 million and $265 million, respectively.

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

We recognize a liability for our loss exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties and also for loss sharing arrangements (recourse obligations) with the Agencies. Other than providing temporary liquidity under servicing advances and our loss exposure associated with our repurchase and recourse obligations, we have not provided nor are we required to provide any type of credit support, guarantees, or commitments to the securitization SPEs or third-party investors in these transactions. See Note 24 Commitments and Guarantees for further discussion of our repurchase and recourse obligations.

The PNC Financial Services Group, Inc. – Form 10-K    139

The following table provides information related to certain financial information associated with PNC’s loan sale and servicing activities:

Table 58: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – December 31, 2012
Servicing portfolio (c)	$119,262	$153,193	$5,353
Carrying value of servicing assets (d)	650	420
Servicing advances (e)	582	505	5
Repurchase and recourse obligations (f)	614	43	58
Carrying value of mortgage-backed securities held (g)	5,445	1,533
FINANCIAL INFORMATION – December 31, 2011
Servicing portfolio (c)	$118,058	$155,813	$5,661
Carrying value of servicing assets (d)	647	468	1
Servicing advances (e)	563	510	8
Repurchase and recourse obligations (f)	83	47	47
Carrying value of mortgage-backed securities held (g)	4,654	1,839

The following table provides information related to the cash flows associated with PNC’s loan sale and servicing activities:

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Year ended December 31, 2012
Sales of loans (h)	$13,783	$2,172
Repurchases of previously transferred loans (i)	1,500		$21
Servicing fees (j)	383	180	22
Servicing advances recovered/(funded), net	(19)	6	3
Cash flows on mortgage-backed securities held (g)	1,220	536
CASH FLOWS – Year ended December 31, 2011
Sales of loans (h)	$11,920	$2,351
Repurchases of previously transferred loans (i)	1,683		$42
Servicing fees (j)	355	179	22
Servicing advances recovered/(funded), net	(30)	(95)	12
Cash flows on mortgage-backed securities held (g)	586	419
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 24 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgage and home equity loan/line transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 9 Fair Value and Note 10 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.
(f)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 24 Commitments and Guarantees for further information.
(g)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(h)	There were no gains or losses recognized on the transaction date for sales of residential mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(i)	Includes government insured or guaranteed loans repurchased through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.
(j)	Includes contractually specified servicing fees, late charges and ancillary fees.

140    The PNC Financial Services Group, Inc. – Form 10-K

VARIABLE INTEREST ENTITIES (VIES)

We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of December 31, 2012 and December 31, 2011.

Table 59: Consolidated VIEs – Carrying Value (a) (b)

December 31, 2012 In millions	Market Street	Credit Card Securitization Trust (c)	Tax Credit Investments	Total
Assets
Cash and due from banks			$4	$4
Interest-earning deposits with banks			6	6
Investment securities	$9			9
Loans	6,038	$1,743		7,781
Allowance for loan and lease losses		(75)		(75)
Equity investments			1,429	1,429
Other assets	536	31	714	1,281
Total assets	$6,583	$1,699	$2,153	$10,435

Liabilities
Commercial paper	$6,045			$6,045
Other borrowed funds			$257	257
Accrued expenses			132	132
Other liabilities	529		447	976
Total liabilities	$6,574		$836	$7,410

December 31, 2011 In millions	Market Street	Credit Card Securitization Trust	Tax Credit Investments (b)	Total
Assets
Cash and due from banks			$7	$7
Interest-earning deposits with banks		$317	8	325
Investment securities	$109			109
Loans	4,163	1,933		6,096
Allowance for loan and lease losses		(91)		(91)
Equity investments			1,643	1,643
Other assets	360	7	838	1,205
Total assets	$4,632	$2,166	$2,496	$9,294

Liabilities
Commercial paper	$4,271			$4,271
Other borrowed funds		$287	$218	505
Accrued expenses		50	105	155
Other liabilities	355		379	734
Total liabilities	$4,626	$337	$702	$5,665
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.
(c)	During the first quarter of 2012, the last securitization series issued by the SPE matured, resulting in the zero balance of liabilities at December 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-K    141

Table 60: Assets and Liabilities of Consolidated VIEs (a)

In millions	Aggregate Assets	Aggregate Liabilities
December 31, 2012
Market Street	$7,796	$7,796
Credit Card Securitization Trust	1,782
Tax Credit Investments	2,162	853
December 31, 2011
Market Street	$5,490	$5,491
Credit Card Securitization Trust	2,175	494
Tax Credit Investments	2,503	723
(a)	Amounts in this table differ from total assets and liabilities in the preceding “Consolidated VIEs—Carrying Value” table due to the elimination of intercompany assets and liabilities in the preceding table.

Table 61: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2012
Commercial Mortgage-Backed Securitizations (a)	$72,370	$72,370	$1,829	$1,829	(c)
Residential Mortgage-Backed Securitizations (a)	42,719	42,719	5,456	5,456	(c)	$90	(e)
Tax Credit Investments and Other (b)	5,960	2,101	1,283	1,283	(d)	623	(e)
Total	$121,049	$117,190	$8,568	$8,568		$713

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2011
Commercial Mortgage-Backed Securitizations (a)	$75,961	$75,961	$2,079	$2,079	(c)
Residential Mortgage-Backed Securitizations (a)	44,315	44,315	4,667	4,667	(c)	$99	(e)
Tax Credit Investments and Other (b)	5,395	2,384	837	837	(d)	352	(e)
Total	$125,671	$122,660	$7,583	$7,583		$451
(a)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for a SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 8 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships.
(c)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(d)	Included in Equity investments on our Consolidated Balance Sheet.
(e)	Included in Other liabilities on our Consolidated Balance Sheet.

MARKET STREET

Market Street Funding LLC (Market Street), owned by an independent third-party, is a multi-seller asset-backed commercial paper conduit that primarily purchases assets or makes loans secured by interests in pools of receivables from US corporations. Market Street funds the purchases of assets or loans by issuing commercial paper. Market Street is supported by pool-specific credit enhancements, liquidity facilities, and a program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted-average commercial paper cost of funds. During 2011 and 2012, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, National Association, (PNC Bank, N.A.) provides certain administrative services, the program-level credit enhancement and liquidity facilities to Market Street in exchange for fees negotiated based on market rates. The program-level credit enhancement covers net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. Coverage is a cash collateral account funded by a loan facility. This facility expires in June 2017. At December 31, 2012, $1.2 billion was outstanding on this facility.

Although the commercial paper obligations at December 31, 2012 and December 31, 2011 were supported by Market Street’s assets, PNC Bank, N.A. may be obligated to fund Market Street under the $11.9 billion of liquidity facilities for

142    The PNC Financial Services Group, Inc. – Form 10-K

events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations. Our credit risk under the liquidity facilities is secondary to the risk of first loss absorbed by Market Street borrowers through over-collateralization of assets and losses absorbed by deal-specific credit enhancement provided by a third party. The deal-specific credit enhancement is generally structured to cover a multiple of expected losses for the pool of assets and is sized to meet rating agency standards for comparably structured transactions.

Through the credit enhancement and liquidity facility arrangements, PNC Bank, N.A. has the power to direct the activities of Market Street that most significantly affect its economic performance and these arrangements expose PNC Bank, N.A. to expected losses or residual returns that are potentially significant to Market Street. Therefore, PNC Bank, N.A. consolidates Market Street. PNC Bank, N.A. is not required to nor have we provided additional financial support to Market Street, and Market Street creditors have no direct recourse to PNC Bank, N.A.

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

During the first quarter of 2012, the last series issued by the SPE, Series 2007-1, matured. At December 31, 2012, the SPE continued to exist and we consolidated the entity as we continued to be the primary beneficiary of the SPE through our holding of seller’s interest and our role as the primary servicer.

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

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide the limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of losses and benefits for these investments are the tax credits, tax benefits due to passive losses on the investments, and development and operating cash flows. We have consolidated investments in which we are the general partner or managing member and have a limited partnership interest or non-managing member interest that provides us the power to direct the activities that most significantly impact the entity’s performance and have a limited partnership interest or non-managing member interest that could absorb losses or receive benefits that could be potentially significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and the third party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in these investments have any recourse to our general credit. We have not provided financial or other support to the limited partnership or LLC that we are not contractually obligated to provide. The consolidated aggregate assets and liabilities of these investments are provided in the Consolidated VIEs table and reflected in the “Other” business segment.

The PNC Financial Services Group, Inc. – Form 10-K    143

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

RESIDENTIAL AND COMMERCIAL MORTGAGE-BACKED SECURITIZATIONS

In connection with each Agency and Non-agency securitization discussed above, we evaluate each SPE utilized in these transactions for consolidation. In performing these assessments, we evaluate our level of continuing involvement in these transactions as the nature of our involvement ultimately determines whether or not we hold a variable interest and/or are the primary beneficiary of the SPE. Factors we consider in our consolidation assessment include the significance of (i) our role as servicer, (ii) our holdings of mortgage-backed securities issued by the securitization SPE, and (iii) the rights of third-party variable interest holders.

The first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold variable interests in Agency and Non-agency securitization SPEs through our holding of mortgage-backed securities issued by the SPEs and/or our recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity. At December 31, 2012, our level of continuing involvement in Non-agency securitization SPEs did not result in PNC being deemed the primary beneficiary of any of these entities. Details about the Agency and Non-agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in the Non-Consolidated VIEs table. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

144    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

Table 62: Loans Outstanding

In millions	December 31 2012	December 31 2011
Commercial lending
Commercial	$83,040	$65,694
Commercial real estate	18,655	16,204
Equipment lease financing	7,247	6,416
Total Commercial Lending	108,942	88,314
Consumer lending
Home equity	35,920	33,089
Residential real estate	15,240	14,469
Credit card	4,303	3,976
Other consumer	21,451	19,166
Total consumer lending	76,914	70,700
Total loans (a) (b)	$185,856	$159,014
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.7 billion and $2.3 billion at December 31, 2012 and December 31, 2011, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in loans outstanding.

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

At December 31, 2012, we pledged $23.2 billion of commercial loans to the Federal Reserve Bank and $37.3 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2011 were $21.8 billion and $27.7 billion, respectively.

Table 63: Net Unfunded Credit Commitments

In millions	December 31 2012	December 31 2011
Commercial and commercial real estate	$78,703	$64,955
Home equity lines of credit	19,814	18,317
Credit card	17,381	16,216
Other	4,694	3,783
Total (a)	$120,592	$103,271
(a)	Excludes standby letters of credit. See Note 24 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At December 31, 2012, commercial commitments reported above exclude $22.5 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2011 was $20.2 billion.

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

The PNC Financial Services Group, Inc. – Form 10-K    145

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

The following tables display the delinquency status of our loans and our nonperforming assets at December 31, 2012 and December 31, 2011, respectively.

Table 64: Age Analysis of Past Due Accruing Loans (a)

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Purchased Impaired	Total Loans
December 31, 2012
Commercial	$81,930	$115	$55	$42	$212	$590	$308	$83,040
Commercial real estate	16,735	100	57	15	172	807	941	18,655
Equipment lease financing	7,214	17	1	2	20	13		7,247
Home equity (c)	32,174	117	58		175	951	2,620	35,920
Residential real estate (d)	8,534	278	146	1,901	2,325	845	3,536	15,240
Credit card	4,205	34	23	36	93	5		4,303
Other consumer (e)	20,663	258	131	355	744	43	1	21,451
Total	$171,455	$919	$471	$2,351	$3,741	$3,254	$7,406	$185,856
Percentage of total loans	92.26%	.49%	.25%	1.26%	2.00%	1.75%	3.99%	100.00%
December 31, 2011
Commercial	$64,437	$122	$47	$49	$218	$899	$140	$65,694
Commercial real estate	14,010	96	35	6	137	1,345	712	16,204
Equipment lease financing	6,367	22	5		27	22		6,416
Home equity (c)	29,288	173	114	221	508	529	2,764	33,089
Residential real estate (d)	7,935	302	176	2,281	2,759	726	3,049	14,469
Credit card	3,857	38	25	48	111	8		3,976
Other consumer (e)	18,355	265	145	368	778	31	2	19,166
Total	$144,249	$1,018	$547	$2,973	$4,538	$3,560	$6,667	$159,014
Percentage of total loans	90.72%	.64%	.34%	1.87%	2.85%	2.24%	4.19%	100.00%
(a)	Amounts in table represent recorded investment.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Also excluded are loans held for sale and loans accounted for under the fair value option.
(c)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(d)	Past due loan amounts at December 31, 2012 include government insured or guaranteed residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $1.9 billion for 90 days or more past due. Past due loan amounts at December 31, 2011 include government insured or guaranteed residential real estate mortgages totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $2.1 billion for 90 days or more past due.
(e)	Past due loan amounts at December 31, 2012 include government insured or guaranteed other consumer loans totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due. Past due loan amounts at December 31, 2011 include government insured or guaranteed other consumer loans totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due.

146    The PNC Financial Services Group, Inc. – Form 10-K

Table 65: Nonperforming Assets

Dollars in millions	December 31 2012	December 31 2011
Nonperforming loans
Commercial lending
Commercial	$590	$899
Commercial real estate	807	1,345
Equipment lease financing	13	22
Total commercial lending	1,410	2,266
Consumer lending (a)
Home equity (b)	951	529
Residential real estate (c)	845	726
Credit card	5	8
Other consumer	43	31
Total consumer lending (d)	1,844	1,294
Total nonperforming loans (e)	3,254	3,560
OREO and foreclosed assets
Other real estate owned (OREO) (f)	507	561
Foreclosed and other assets	33	35
Total OREO and foreclosed assets	540	596
Total nonperforming assets	$3,794	$4,156
Nonperforming loans to total loans	1.75%	2.24%
Nonperforming assets to total loans, OREO and foreclosed assets	2.04	2.60
Nonperforming assets to total assets	1.24	1.53
Interest on nonperforming loans
Computed on original terms	$212	$278
Recognized prior to nonperforming status	30	47
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(c)	Nonperforming residential real estate excludes loans of $69 million and $61 million accounted for under the fair value option as of December 31, 2012 and December 31, 2011, respectively.
(d)	Pursuant to regulatory guidance issued in the third quarter of 2012, nonperforming consumer loans, primarily home equity and residential mortgage, increased $288 million in 2012 related to changes in treatment of certain loans classified as TDRs, net of charge-offs, resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability. Charge-offs have been taken where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $128.1 million. Of these loans, approximately 78% were current on their payments at December 31, 2012.
(e)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(f)	OREO excludes $380 million and $280 million at December 31, 2012 and December 31, 2011, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Nonperforming loans also include loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 5 for additional information. For the year ended December 31, 2012, $3.1 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the year ended December 31, 2011 was $2.7 billion.

Total nonperforming loans in the Nonperforming Assets table above include TDRs of $1.6 billion at December 31, 2012 and $1.1 billion at December 31, 2011. TDRs returned to performing (accruing) status totaled $1.0 billion and $.8 billion at December 31, 2012 and December 31, 2011, respectively, and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. At December 31, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

The PNC Financial Services Group, Inc. – Form 10-K    147

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

COMMERCIAL LENDING ASSET CLASSES

Commercial Loan Class

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign internal risk ratings reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides risk granularity in the monitoring process on an ongoing basis. These ratings are reviewed and updated on a risk-adjusted basis, generally at least once per year. Additionally, on an annual basis, we update PD rates related to each rating grade based upon internal historical data, augmented by market data. For small balance homogenous pools of commercial loans, mortgages and leases, we apply statistical modeling to assist in determining the probability of default within these pools. Further, on a periodic basis, we update our LGD estimates associated with each rating grade based on historical data. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. In general, loans with better PD and LGD have a lower likelihood of loss. Conversely, loans with worse PD and LGD have a higher likelihood of loss. The loss amount also considers exposure at date of default (EAD), which we also periodically update based on historical data.

Based upon the amount of exposure and our risk ratings, we follow a formal schedule of written periodic review. On a quarterly basis, we conduct formal reviews of a market or business unit’s loan portfolio, focusing on those loans which we perceive to be of higher risk, based upon PDs and LGDs, or weakening credit quality. If circumstances warrant, it is our practice to review any customer obligation and its level of credit risk more frequently. We attempt to proactively manage our loans by using various procedures that are customized to the risk of a given loan, including ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.

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

As with the commercial class, a formal schedule of periodic review is performed to also assess market/geographic risk and business unit/industry risk. Often as a result of these overviews, more in-depth reviews and increased scrutiny are placed on areas of higher risk, including adverse changes in risk ratings, deteriorating operating trends, and/or areas that concern management. The goal of these reviews is to assess risk and take actions to mitigate our exposure to such risks.

Equipment Lease Financing Loan Class

We manage credit risk associated with our equipment lease financing class similar to commercial loans by analyzing PD and LGD.

Based upon the dollar amount of the lease and of the level of credit risk, we follow a formal schedule of periodic review. Generally, this occurs on a quarterly basis, although we have established practices to review such credit risk more frequently, if circumstances warrant. Our review process entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, and guarantor requirements.

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

See Note 6 Purchased Loans for additional information.

148    The PNC Financial Services Group, Inc. – Form 10-K

Table 66: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated (b)	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
December 31, 2012
Commercial	$78,048	$1,939	$2,600	$145	$82,732
Commercial real estate	14,898	804	1,802	210	17,714
Equipment lease financing	7,062	68	112	5	7,247
Purchased impaired loans	49	60	852	288	1,249
Total commercial lending (f)	$100,057	$2,871	$5,366	$648	$108,942
December 31, 2011
Commercial	$60,649	$1,831	$2,817	$257	$65,554
Commercial real estate	11,478	791	2,823	400	15,492
Equipment lease financing	6,210	48	153	5	6,416
Purchased impaired loans	107	35	542	168	852
Total commercial lending (f)	$78,444	$2,705	$6,335	$830	$88,314
(a)	Based upon PDs and LGDs.
(b)	Pass Rated loans include loans not classified as “Special Mention”, “Substandard”, or “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard rated loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(f)	Loans are included above based on their contractual terms as “Pass”, “Special Mention”, “Substandard” or “Doubtful”.

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

LTV (inclusive of combined loan-to-value (CLTV) ratios for second lien positions): At least semi-annually, we update the property values of real estate collateral and calculate an updated LTV ratio. For open-end credit lines secured by real estate in regions experiencing significant declines in property values, more frequent valuations may occur. We examine LTV migration and stratify LTV into categories to monitor the risk in the loan classes.

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

The PNC Financial Services Group, Inc. – Form 10-K    149

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

In the following table, we provide information on home equity and residential real estate outstanding balances and recorded investment. See Note 4 Loans and Commitments to Extend Credit for additional information.

Table 67: Home Equity and Residential Real Estate Balances

In millions	December 31 2012	December 31 2011
Home equity and residential real estate loans - excluding purchased impaired loans (a)	$44,700	$41,014
Home equity and residential real estate loans - purchased impaired loans (a)	6,639	6,533
Government insured or guaranteed residential real estate mortgages (a)	2,231	2,884
Purchase accounting, deferred fees and other accounting adjustments	(2,410)	(2,873)
Total home equity and residential real estate loans (b)	$51,160	$47,558
(a)	Represents outstanding balance.
(b)	Represents recorded investment.

Table 68: Consumer Real Estate Secured Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
December 31, 2012 - in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c) (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$600	$3,293	$856	$4,749
Less than or equal to 660 (e) (f)	86	756	210	1,052
Missing FICO	16	14	16	46

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	907	2,960	1,108	4,975
Less than or equal to 660 (e) (f)	139	541	250	930
Missing FICO	25	13	16	54

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	901	1,614	796	3,311
Less than or equal to 660	117	230	164	511
Missing FICO	47	33	21	101

Less than 90% and updated FICO scores:
Greater than 660	8,472	9,883	4,744	23,099
Less than or equal to 660	980	1,492	925	3,397
Missing FICO	987	225	517	1,729

Missing LTV and updated FICO scores:
Greater than 660		1		1
Less than or equal to 660		7	1	8
Missing FICO			737	737
Total home equity and residential real estate loans	$13,277	$21,062	$10,361	$44,700

150    The PNC Financial Services Group, Inc. – Form 10-K

	Home Equity (g)		Residential Real Estate
December 31, 2011 - in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c) (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$481	$3,222	$1,845	$5,548
Less than or equal to 660 (e) (f)	78	747	463	1,288
Missing FICO	1	9	289	299

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	706	2,940	1,336	4,982
Less than or equal to 660 (e) (f)	127	582	349	1,058
Missing FICO	1	5	53	59

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	660	1,587	760	3,007
Less than or equal to 660	98	255	200	553
Missing FICO	8	15	12	35

Less than 90% and updated FICO scores:
Greater than 660	6,588	9,747	3,152	19,487
Less than or equal to 660	821	1,405	799	3,025
Missing FICO	679	218	32	929

Missing LTV and updated FICO scores:
Greater than 660		11		11
Less than or equal to 660		2		2
Missing FICO			731	731
Total home equity and residential real estate loans	$10,248	$20,745	$10,021	$41,014
(a)	Excludes purchased impaired loans of approximately $6.6 billion and $6.5 billion in outstanding balances, certain government insured or guaranteed residential real estate mortgages of approximately $2.2 billion and $2.9 billion, and loans held for sale at December 31, 2012 and December 31, 2011, respectively. See the Consumer Real Estate Secured Asset Quality Indicators—Purchased Impaired Loans table that follows for additional information on purchased impaired loans.
(b)	Amounts shown represent outstanding balance.
(c)	Based upon updated LTV (inclusive of CLTV for second lien positions).
(d)	Updated LTV (inclusive of CLTV for second lien positions) are estimated using modeled property values. These ratios are updated semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(e)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(f)	The following states have the highest percentage of higher risk loans at December 31, 2012: New Jersey 14%, Illinois 12%, Pennsylvania 10%, Ohio 10%, Florida 9%, California 9%, and Maryland 5%. The remainder of the states have lower than 5% of the high risk loans individually, and collectively they represent approximately 31% of the higher risk loans. At December 31, 2011, the states with the highest percentage of higher risk loans were as follows: Pennsylvania 13%, New Jersey 13%, Illinois 10%, Ohio 9%, Florida 8%, California 8%, Maryland 5%, and Michigan 5%. The remainder of the states had lower than 3% of the high risk loans individually, and collectively they represented approximately 29% of the higher risk loans.
(g)	In the second quarter of 2012, we made changes to the assumptions used to determine home equity first and second lien positions. This resulted in an increase in Home equity 2nd liens of $2.4 billion and a corresponding decrease in Home equity 1st liens as of December 31, 2011.

The PNC Financial Services Group, Inc. – Form 10-K    151

Table 69: Consumer Real Estate Secured Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
December 31, 2012 - in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d) (e)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$16	$736	$477	$1,229
Less than or equal to 660	15	384	308	707
Missing FICO		21	11	32

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	21	442	461	924
Less than or equal to 660	17	210	307	534
Missing FICO		13	13	26

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	10	119	217	346
Less than or equal to 660	12	66	196	274
Missing FICO		3	6	9

Less than 90% and updated FICO scores:
Greater than 660	53	387	733	1,173
Less than or equal to 660	96	321	843	1,260
Missing FICO	1	18	32	51

Missing LTV and updated FICO scores:
Missing FICO	20	7	47	74
Total home equity and residential real estate loans	$261	$2,727	$3,651	$6,639

152    The PNC Financial Services Group, Inc. – Form 10-K

	Home Equity (b) (c) (f)		Residential Real Estate (b) (c)
December 31, 2011 - in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d) (e)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$15	$833	$361	$1,209
Less than or equal to 660	15	513	681	1,209
Missing FICO		23	38	61

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	17	509	229	755
Less than or equal to 660	16	286	375	677
Missing FICO		19	7	26

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	10	127	116	253
Less than or equal to 660	11	79	208	298
Missing FICO		5	4	9

Less than 90% and updated FICO scores:
Greater than 660	46	423	404	873
Less than or equal to 660	72	366	679	1,117
Missing FICO	1	17	22	40

Missing LTV and updated FICO scores:
Greater than 660			1	1
Less than or equal to 660		1	1	2
Missing FICO		1	2	3
Total home equity and residential real estate loans	$203	$3,202	$3,128	$6,533
(a)	Amounts shown represent outstanding balance. See Note 6 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states have the highest percentage of loans at December 31, 2012: California 21%, Florida 14%, Illinois 11%, Ohio 7%, Michigan 5%, North Carolina 5% and Georgia at 5%, respectively. The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 32% of the purchased impaired portfolio. At December 31, 2011, the states with the highest percentage of loans were as follows: California 22%, Florida 13%, Illinois 12%, Ohio 9%, Michigan 5% and New York 4%. The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 35% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of CLTV for second lien positions).
(e)	Updated LTV (inclusive of CLTV for second lien positions) are estimated using modeled property values. These ratios are updated semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party AVMs, HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(f)	In the second quarter of 2012, we made changes to the assumptions used to determine lien position. This resulted in a decrease in Home equity 1st liens of $65 million and a corresponding increase in Home equity 2nd liens as of December 31, 2011.

Credit Card and Other Consumer Loan Classes

We monitor a variety of asset quality information in the management of the credit card and other consumer loan classes. Other consumer loan classes include education, automobile, and other secured and unsecured lines and loans. Along with the trending of delinquencies and losses for each class, FICO credit score updates are obtained on a monthly basis for credit cards, and at least quarterly for other consumer loans, as well as a variety of credit bureau attributes. Loans with high FICO scores tend to have a lower likelihood of loss. Conversely, loans with low FICO scores tend to have a higher likelihood of loss.

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

See Note 6 Purchased Loans for additional information.

The PNC Financial Services Group, Inc. – Form 10-K    153

Table 70: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
December 31, 2012
FICO score greater than 719	$2,247	52%	$7,006	60%
650 to 719	1,169	27	2,896	25
620 to 649	188	5	459	4
Less than 620	271	6	602	5
No FICO score available or required (c)	428	10	741	6
Total loans using FICO credit metric	4,303	100%	11,704	100%
Consumer loans using other internal credit metrics (b)			9,747
Total loan balance	$4,303		$21,451
Weighted-average updated FICO score (d)		726		739
December 31, 2011
FICO score greater than 719	$2,016	51%	$5,556	61%
650 to 719	1,100	28	2,125	23
620 to 649	184	5	370	4
Less than 620	284	7	548	6
No FICO score available or required (c)	392	9	574	6
Total loans using FICO credit metric	3,976	100%	9,173	100%
Consumer loans using other internal credit metrics (b)			9,993
Total loan balance	$3,976		$19,166
Weighted-average updated FICO score (d)		723		739

(a)	At December 31, 2012, we had $36 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the December 31, 2012 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 14%, Michigan 12%, Illinois 8%, Indiana 6%, Florida 6%, New Jersey 5%, Kentucky 4%, and North Carolina 4%. All other states, none of which comprise more than 3%, make up the remainder of the balance. At December 31, 2011, we had $49 million of credit card loans that are higher risk. The majority of the December 31, 2011 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 20%, Michigan 14%, Pennsylvania 13%, Illinois 7%, Indiana 7%, Florida 6% and Kentucky 5%. All other states, none of which comprise more than 4%, make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include nongovernment guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans (or leases) for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals and pools of auto loans (and leases) financed for PNC clients via securitization facilities. Other internal credit metrics may include delinquency status, geography, loan to value, asset concentrations, loss coverage multiples, net loss rates or other factors as well as servicer quality reviews associated with the securitizations or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

154    The PNC Financial Services Group, Inc. – Form 10-K

TROUBLED DEBT RESTRUCTURINGS (TDRS)

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, extensions, and bankruptcy discharges where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. In those situations where principal is forgiven, the amount of such principal forgiveness is immediately charged off.

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $587 million and $580 million at December 31, 2012 and December  31, 2011, respectively, for the total TDR portfolio.

Table 71: Summary of Troubled Debt Restructurings

In millions	Dec. 31 2012	Dec. 31 2011
Total consumer lending (a)	$2,318	$1,798
Total commercial lending	541	405
Total TDRs	$2,859	$2,203
Nonperforming	$1,589	$1,141
Accruing (b)	1,037	771
Credit card (c)	233	291
Total TDRs	$2,859	$2,203

(a)	Pursuant to regulatory guidance issued in the third quarter of 2012, additional troubled debt restructurings related to changes in treatment of certain loans of $366 million in 2012, net of charge-offs, resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability were added to the consumer lending population. The additional TDR population increased nonperforming loans by $288 million. Charge-offs have been taken where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $128.1 million. Of these nonperforming loans, approximately 78% were current on their payments at December 31, 2012.
(b)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.
(c)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.

The following table quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during the years ended December 31, 2012 and 2011. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category would result in reductions to future interest income. The Other TDR category primarily includes postponement/reduction of scheduled amortization, as well as contractual extensions.

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

The PNC Financial Services Group, Inc. – Form 10-K    155

Table 72: Financial Impact and TDRs by Concession Type (a)

			Post-TDR Recorded Investment (c)
During the year ended December 31, 2012 Dollars in millions	Number of Loans	Pre-TDR Recorded Investment (b)	Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	212	$355	$13	$90	$198	$301
Commercial real estate	67	201	23	43	118	184
Equipment lease financing	10	24	2	2	12	16
Total commercial lending	289	580	38	135	328	501
Consumer lending
Home equity	4,813	313		200	110	310
Residential real estate	754	147		60	83	143
Credit card	13,306	93		90		90
Other consumer	835	20		2	19	21
Total consumer lending	19,708	573		352	212	564
Total TDRs	19,997	$1,153	$38	$487	$540	$1,065
During the year ended December 31, 2011 (e) Dollars in millions
Commercial lending
Commercial	599	$129	$19	$33	$60	$112
Commercial real estate	78	286	83	123	54	260
Equipment lease financing (d)	2	1
Total commercial lending	679	416	102	156	114	372
Consumer lending
Home equity	4,013	321		281	39	320
Residential real estate	1,590	376		236	115	351
Credit card	11,761	87		84		84
Other consumer	472	13		1	12	13
Total consumer lending	17,836	797		602	166	768
Total TDRs	18,515	$1,213	$102	$758	$280	$1,140

(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
(d)	During 2011, the Post-TDR amounts for the Equipment lease financing loan class total less than $1 million.
(e)	Includes loans modified during 2011 that were determined to be TDRs under the requirements of ASU 2011-02, which was adopted on July 1, 2011 and prospectively applied to all modifications entered into on and after January 1, 2011.

TDRs may result in charge-offs and interest income not being recognized. At or around the time of modification, there was $22 million in recorded investment of commercial TDRs, $10 million in recorded investment of commercial real estate TDRs and $5 million of equipment lease financing TDRs charged off during 2012. Comparable amounts for 2011 were $26 million, $15 million and zero respectively. For residential real estate TDRs, there was $7 million of recorded investment charged off during 2012, related to modifications in which principal was partially deferred and deemed uncollectible. The comparable amount for 2011 was $17 million. Charge-offs around the time of modification related to home equity, credit card, and other consumer TDR portfolios were immaterial for both periods.

A financial effect of rate reduction TDRs is that interest income is not recognized. Interest income not recognized that otherwise would have been earned in the year ended

December 31, 2012 and 2011 related to both commercial TDRs and consumer TDRs was not material.

Pursuant to regulatory guidance issued in the third quarter of 2012, management compiled TDR information related to changes in treatment of certain loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC. This information has been reflected in period end balance disclosures for the year ended December 31, 2012. Because of the timing of the compilation of the TDR information and the fact that it covers several periods, $366 million of TDRs, net of $128.1 million of charge-offs, related to this new regulatory guidance, has not been reflected as part of 2012 activity included in Table 72: Financial Impact and TDRs by Concession Type and Table 73: TDRs which have Subsequently Defaulted.

156    The PNC Financial Services Group, Inc. – Form 10-K

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In the following table, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the reporting periods preceding January 1, 2012 and January 1, 2011, respectively, in the table below and subsequently defaulted during these reporting periods.

Table 73: TDRs which have Subsequently Defaulted

During the year ended December 31, 2012
Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	108	$57
Commercial real estate	41	68
Equipment lease financing	6	12
Total commercial lending	155	137
Consumer lending
Home equity	542	50
Residential real estate	482	70
Credit card	4,551	32
Other consumer	118	4
Total consumer lending	5,693	156
Total TDRs	5,848	$293
During the year ended December 31, 2011 (a) Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	37	$57
Commercial real estate	41	136
Total commercial lending (b)	78	193
Consumer lending
Home equity	1,166	90
Residential real estate	421	93
Credit card	5,012	33
Other consumer	47	1
Total consumer lending	6,646	217
Total TDRs	6,724	$410

(a)	Includes loans modified during 2011 that were determined to be TDRs under the requirements of ASU 2011-02, which was adopted on July 1, 2011 and prospectively applied to all modifications entered into on and after January 1, 2011.
(b)	During the year ended December 31, 2011, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.

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

For consumer lending TDRs, the ALLL is calculated using a discounted cash flow model, which leverages subsequent default, prepayment, and severity rate assumptions based on historically observed data. Similar to the commercial lending specific reserve methodology, the reduced expected cash flows resulting from the concessions granted impact the consumer lending ALLL. The decline in expected cash flows, consideration of collateral value, and/or the application of a present value discount rate, when compared to the recorded investment, results in a charge-off or increased ALLL.

The PNC Financial Services Group, Inc. – Form 10-K    157

IMPAIRED LOANS

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. Excluded from impaired loans are nonperforming leases, loans held for sale, smaller balance homogeneous type loans and purchased impaired loans. See Note 6 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $12 million and $22 million at December 31, 2012 and December 31, 2011, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize interest income on nonperforming impaired loans while they were in impaired loan status during 2012 and 2011. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 74: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (a)
December 31, 2012
Impaired loans with an associated allowance
Commercial	$824	$523	$150	$653
Commercial real estate	851	594	143	778
Home equity (c)	1,239	1,134	328	891
Residential real estate (c)	1,094	894	168	777
Credit card (c)	204	204	48	227
Other consumer (c)	104	86	3	63
Total impaired loans with an associated allowance	$4,316	$3,435	$840	$3,389
Impaired loans without an associated allowance
Commercial	$362	$126		$157
Commercial real estate	562	355		400
Total impaired loans without an associated allowance	$924	$481		$557
Total impaired loans	$5,240	$3,916	$840	$3,946
December 31, 2011
Impaired loans with an associated allowance
Commercial	$1,125	$785	$241	$979
Commercial real estate	1,452	1,043	318	1,247
Home equity	774	762	292	702
Residential real estate	853	730	193	609
Credit card	258	258	53	281
Other consumer	48	48	3	39
Total impaired loans with an associated allowance	$4,510	$3,626	$1,100	$3,857
Impaired loans without an associated allowance
Commercial	$347	$125		$104
Commercial real estate	592	342		413
Total impaired loans without an associated allowance	$939	$467		$517
Total impaired loans	$5,449	$4,093	$1,100	$4,374

(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the years ended December 31, 2012 and December 31, 2011.
(b)	Associated allowance amounts include $587 million and $580 million for TDRs at December 31, 2012 and December 31, 2011, respectively.
(c)	Pursuant to regulatory guidance issued in the third quarter of 2012, the impact of TDRs where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability in bankruptcy is included in the table. A portion of these loans have been written down to collateral value.

158    The PNC Financial Services Group, Inc. – Form 10-K

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

The following table provides purchased impaired loans at December 31, 2012 and December 31, 2011:

Table 75: Purchased Impaired Loans – Balances

	December 31, 2012 (a)		December 31, 2011 (b)
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial Lending
Commercial	$308	$524	$140	$245
Commercial real estate	941	1,156	712	743
Total Commercial Lending	1,249	1,680	852	988
Consumer Lending
Consumer	2,621	2,988	2,766	3,405
Residential real estate	3,536	3,651	3,049	3,128
Total Consumer Lending	6,157	6,639	5,815	6,533
Total	$7,406	$8,319	$6,667	$7,521

(a)	Represents National City and RBC Bank (USA) acquisitions.
(b)	Represents National City acquisition.

As of December 31, 2011, the allowance for loan and lease losses related to purchased impaired loans was $998 million. During 2012, $173 million of provision and $74 million of charge-offs were recorded on purchased impaired loans. At December 31, 2012, the allowance for loan and lease losses was $1.1 billion on $6.0 billion of purchased impaired loans while the remaining $1.4 billion of purchased impaired loans required no allowance as the net present value of expected cash flows equaled or exceeded the recorded investment. If any allowance for loan losses is recognized on a purchased impaired pool, which is accounted for as a single asset, the entire balance of that pool would be disclosed as requiring an allowance. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

The PNC Financial Services Group, Inc. – Form 10-K    159

Activity for the accretable yield for 2012 follows:

Table 76: Purchased Impaired Loans – Accretable Yield (a)

In millions	2012
January 1	$2,109
Addition of accretable yield due to RBC Bank (USA) acquisition on March 2, 2012	587
Accretion (including excess cash recoveries)	(828)
Net reclassifications to accretable from non-accretable (b)	327
Disposals	(29)
December 31	$2,166

(a)	The table above has been updated to reflect certain immaterial adjustments.
(b)	Over eighty-five percent of the net reclassifications were driven by the commercial portfolio. Over half of the commercial portfolio impact related to excess cash recoveries recognized during the period, with the remaining due to improvements of cash expected to be collected on both RBC Bank (USA) and National City loans in future periods. The remaining net reclassifications were due to future cash flow changes in the consumer portfolio.

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

Table 78: Purchased Impaired Loans – RBC Bank (USA) Acquisition(a)

In millions	March 2, 2012
Contractually required payments including interest	$3,769
Less: Nonaccretable difference	1,184
Cash flows expected to be collected	2,585
Less: Accretable yield	587
Fair value of loans acquired	$1,998
(a)	The table above has been updated to reflect certain immaterial adjustments.

160    The PNC Financial Services Group, Inc. – Form 10-K

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

Table 80: Purchased Non-Impaired Loans – Cash Flows(a)

As of March 2, 2012 In millions	Commercial	Commercial Real Estate	Equipment Lease Finance	Home Equity	Residential Real Estate	Credit Card and Other Consumer	Total
Contractually required repayments including interest (b)	$6,857	$2,473	$101	$5,003	$1,869	$414	$16,717
Less: Contractual cash flows not expected to be collected	102	129	6	1,501	538	189	2,465
Cash flows expected to be collected	$6,755	$2,344	$95	$3,502	$1,331	$225	$14,252
(a)	The table above has been updated to reflect certain immaterial adjustments.
(b)	Denotes required payments based on a loan’s contractual schedule assuming no loss or prepayment.

The PNC Financial Services Group, Inc. – Form 10-K    161

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

ALLOWANCE FOR LOAN AND LEASE LOSSES COMPONENTS

For all loans, except purchased impaired loans, the ALLL is the sum of three components: (i) asset specific/individual impaired reserves, (ii) quantitative (formulaic or pooled) reserves, and (iii) qualitative (judgmental) reserves. See Note 6 Purchased Loans for additional ALLL information. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated. During the third quarter of 2012, PNC increased the amount of internally observed data used in estimating the key commercial lending assumptions of PD and LGD.

ASSET SPECIFIC/INDIVIDUAL COMPONENT

Commercial nonperforming loans and all TDRs are considered impaired and are evaluated for a specific reserve. See Note 1 Accounting Policies for additional information.

COMMERCIAL LENDING QUANTITATIVE COMPONENT

The estimates of the quantitative component of ALLL for incurred losses within the commercial lending portfolio segment are determined through statistical loss modeling utilizing PD, LGD, and outstanding balance of the loan. Based upon loan risk ratings we assign PDs and LGDs. Each of these statistical parameters is determined based on internal historical data and market data. PD is influenced by such factors as liquidity, industry, obligor financial structure, access to capital, and cash flow. LGD is influenced by collateral type, original and/or updated LTV, and guarantees by related parties.

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

Qualitative Component

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ALLL also includes factors which may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors include:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro-economic factors,
•	Changes in risk selection and underwriting standards, and
•	Timing of available information, including the performance of first lien positions.

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

ALLOWANCE FOR PURCHASED IMPAIRED LOANS

ALLL for purchased impaired loans is determined in accordance with ASC 310-30 by comparing the net present value of the cash flows expected to be collected to the Recorded Investment for a given loan (or pool of loans). In cases where the net present value of expected cash flows is lower than Recorded Investment, ALLL is established. Cash flows expected to be collected represent management’s best estimate of the cash flows expected over the life of a loan (or pool of loans). For large balance commercial loans, cash flows are separately estimated and compared to the Recorded Investment at the loan level. For smaller balance pooled loans, cash flows are estimated using cash flow models and compared at the risk pool level, which was defined at acquisition based on risk characteristics of the loan. Our cash flow models use loan data including, but not limited to, delinquency status of the loan, updated borrower FICO credit scores, geographic information, historical loss experience, and updated LTVs, as well as estimates for unemployment rates, home prices and other economic factors to determine estimated cash flows.

162    The PNC Financial Services Group, Inc. – Form 10-K

Table 81: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
December 31, 2012
Allowance for Loan and Lease Losses
January 1	$1,995	$2,352	$4,347
Charge-offs	(804)	(1,066)	(1,870)
Recoveries	445	136	581
Net charge-offs	(359)	(930)	(1,289)
Provision for credit losses	138	849	987
Net change in allowance for unfunded loan commitments and letters of credit	(1)	(9)	(10)
Other	1		1
December 31	$1,774	$2,262	$4,036
TDRs individually evaluated for impairment	$40	$547	$587
Other loans individually evaluated for impairment	253		253
Loans collectively evaluated for impairment	1,242	857	2,099
Purchased impaired loans	239	858	1,097
December 31	$1,774	$2,262	$4,036
Loan Portfolio
TDRs individually evaluated for impairment	$541	$2,318	$2,859
Other loans individually evaluated for impairment	1,057		1,057
Loans collectively evaluated for impairment	106,095	68,439	174,534
Purchased impaired loans	1,249	6,157	7,406
December 31	$108,942	$76,914	$185,856
Portfolio Segment ALLL as a percentage of total ALLL	44%	56%	100%
Ratio of the allowance for loan and lease losses to total loans	1.63%	2.94%	2.17%
December 31, 2011
Allowance for Loan and Lease Losses
January 1	$2,567	$2,320	$4,887
Charge-offs	(1,199)	(1,065)	(2,264)
Recoveries	487	138	625
Net charge-offs	(712)	(927)	(1,639)
Provision for credit losses	177	975	1,152
Net change in allowance for unfunded loan commitments and letters of credit	(36)	(16)	(52)
Other	(1)		(1)
December 31	$1,995	$2,352	$4,347
TDRs individually evaluated for impairment	$39	$541	$580
Other loans individually evaluated for impairment	520		520
Loans collectively evaluated for impairment	1,207	1,042	2,249
Purchased impaired loans	229	769	998
December 31	$1,995	$2,352	$4,347
Loan Portfolio
TDRs individually evaluated for impairment	$405	$1,798	$2,203
Other loans individually evaluated for impairment	1,890		1,890
Loans collectively evaluated for impairment	85,167	63,087	148,254
Purchased impaired loans	852	5,815	6,667
December 31	$88,314	$70,700	$159,014
Portfolio segment ALLL as a percentage of total ALLL	46%	54%	100%
Ratio of the allowance for loan and lease losses to total loans	2.26%	3.33%	2.73%

The PNC Financial Services Group, Inc. – Form 10-K    163

Table 81: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

(continued from previous page)

In millions	Commercial Lending	Consumer Lending	Total
December 31, 2010
Allowance for Loan and Lease Losses
January 1	$3,345	$1,727	$5,072
Charge-offs	(2,017)	(1,475)	(3,492)
Recoveries	427	129	556
Net charge-offs	(1,590)	(1,346)	(2,936)
Provision for credit losses	704	1,798	2,502
Adoption of ASU 2009-17, Consolidations		141	141
Net change in allowance for unfunded loan commitments and letters of credit	108		108
December 31	$2,567	$2,320	$4,887
TDRs individually evaluated for impairment	$24	$485	$509
Other loans individually evaluated for impairment	835		835
Loans collectively evaluated for impairment	1,419	1,227	2,646
Purchased impaired loans	289	608	897
December 31	$2,567	$2,320	$4,887
Loan Portfolio
TDRs individually evaluated for impairment	$200	$1,422	$1,622
Other loans individually evaluated for impairment	2,888		2,888
Loans collectively evaluated for impairment	75,014	63,291	138,305
Purchased impaired loans	1,402	6,378	7,780
December 31	$79,504	$71,091	$150,595
Portfolio segment ALLL as a percentage of total ALLL	53%	47%	100%
Ratio of the allowance for loan and lease losses to total loans	3.23%	3.26%	3.25%

Net interest income less the provision for credit losses was $8.7 billion for 2012 compared with $7.5 billion for 2011 and $6.7 billion for 2010.

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date. See Note 1 Accounting Policies for additional information.

Table 82: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2012	2011	2010
January 1	$240	$188	$296
Net change in allowance for unfunded loan commitments and letters of credit	10	52	(108)
December 31	$250	$240	$188

164    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 8 INVESTMENT SECURITIES

Table 83: Investment Securities Summary

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
December 31, 2012
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$2,868	$245		$3,113
Residential mortgage-backed
Agency	25,844	952	$(12)	26,784
Non-agency	6,102	314	(309)	6,107
Commercial mortgage-backed
Agency	602	31		633
Non-agency	3,055	210	(1)	3,264
Asset-backed	5,667	65	(79)	5,653
State and municipal	2,197	111	(21)	2,287
Other debt	2,745	103	(4)	2,844
Total debt securities	49,080	2,031	(426)	50,685
Corporate stocks and other	367			367
Total securities available for sale	$49,447	$2,031	$(426)	$51,052
SECURITIES HELD TO MATURITY
Debt securities
US Treasury and government agencies	$230	$47		$277
Residential mortgage-backed (agency)	4,380	202		4,582
Commercial mortgage-backed
Agency	1,287	87		1,374
Non-agency	2,582	85		2,667
Asset-backed	858	5		863
State and municipal	664	61		725
Other debt	353	19		372
Total securities held to maturity	$10,354	$506		$10,860
December 31, 2011
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$3,369	$348		$3,717
Residential mortgage-backed
Agency	26,081	772	$(61)	26,792
Non-agency	6,673	152	(1,268)	5,557
Commercial mortgage-backed
Agency	1,101	39		1,140
Non-agency	2,693	80	(17)	2,756
Asset-backed	3,854	31	(216)	3,669
State and municipal	1,779	75	(47)	1,807
Other debt	2,691	83	(12)	2,762
Total debt securities	48,241	1,580	(1,621)	48,200
Corporate stocks and other	368			368
Total securities available for sale	$48,609	$1,580	$(1,621)	$48,568
SECURITIES HELD TO MATURITY
Debt securities
US Treasury and government agencies	$221	$40		$261
Residential mortgage-backed (agency)	4,761	131	$(1)	4,891
Commercial mortgage-backed
Agency	1,332	50		1,382
Non-agency	3,467	108	(2)	3,573
Asset-backed	1,251	14	(3)	1,262
State and municipal	671	31		702
Other debt	363	16		379
Total securities held to maturity	$12,066	$390	$(6)	$12,450

The PNC Financial Services Group, Inc. – Form 10-K    165

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
December 31, 2010
SECURITIES AVAILABLE FOR SALE
Debt securities
US Treasury and government agencies	$5,575	$157	$(22)	$5,710
Residential mortgage-backed
Agency	31,697	443	(420)	31,720
Non-agency	8,193	230	(1,190)	7,233
Commercial mortgage-backed
Agency	1,763	40	(6)	1,797
Non-agency	1,794	73	(11)	1,856
Asset-backed	2,780	40	(238)	2,582
State and municipal	1,999	30	(72)	1,957
Other debt	3,992	102	(17)	4,077
Total debt securities	57,793	1,115	(1,976)	56,932
Corporate stocks and other	378			378
Total securities available for sale	$58,171	$1,115	$(1,976)	$57,310
SECURITIES HELD TO MATURITY
Debt securities
Commercial mortgage-backed (non-agency)	$4,316	$178	$(4)	$4,490
Asset-backed	2,626	51	(1)	2,676
Other debt	10	1		11
Total securities held to maturity	$6,952	$230	$(5)	$7,177

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At December 31, 2012, accumulated other comprehensive income included pretax gains of $89 million from derivatives used to hedge the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

During 2011, we transferred securities with a fair value of $6.3 billion from available for sale to held to maturity. The securities were reclassified at fair value at the time of transfer and represented a non-cash transaction. Accumulated other comprehensive income included net pretax unrealized gains of $183 million on the securities at transfer, which are being accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the net premium on the same transferred securities, resulting in no impact on net income. The transfers were completed in order to reduce the impact of price volatility on accumulated other comprehensive income and certain capital measures, and considered potential changes to regulatory capital requirements under the proposed Basel III capital standards.

The gross unrealized loss on debt securities held to maturity was less than $1 million at December 31, 2012 and $6 million at December 31, 2011, with $73 million and $522 million of positions in a continuous loss position for less than 12 months at December 31, 2012 and December 31, 2011, respectively. The fair value on debt securities held to maturity that were in a continuous loss position for 12 months or more was $56 million and $85 million at December 31, 2012 and December 31, 2011, respectively.

The following table presents gross unrealized loss and fair value of securities available for sale at December 31, 2012 and December 31, 2011. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in accumulated other comprehensive income (loss).

166    The PNC Financial Services Group, Inc. – Form 10-K

Table 84: Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2012
Debt securities
Residential mortgage-backed
Agency	$(9)	$1,128	$(3)	$121	$(12)	$1,249
Non-agency	(3)	219	(306)	3,185	(309)	3,404
Commercial mortgage-backed
Agency
Non-agency	(1)	60			(1)	60
Asset-backed	(1)	370	(78)	625	(79)	995
State and municipal	(2)	240	(19)	518	(21)	758
Other debt	(2)	61	(2)	15	(4)	76
Total	$(18)	$2,078	$(408)	$4,464	$(426)	$6,542
December 31, 2011
Debt securities
Residential mortgage-backed
Agency	$(24)	$2,165	$(37)	$408	$(61)	$2,573
Non-agency	(26)	273	(1,242)	4,378	(1,268)	4,651
Commercial mortgage-backed
Non-agency	(17)	483			(17)	483
Asset-backed	(13)	1,355	(203)	764	(216)	2,119
State and municipal	(6)	512	(41)	318	(47)	830
Other debt	(5)	240	(7)	289	(12)	529
Total	$(91)	$5,028	$(1,530)	$6,157	$(1,621)	$11,185

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding table, as of December 31, 2012 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

The PNC Financial Services Group, Inc. – Form 10-K    167

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

Table 85: Credit Impairment Assessment Assumptions—Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

December 31, 2012	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7 - 20%	14%
Alt-A	5 - 12	6
Option ARM	3 - 6	3
Remaining collateral expected to default
Prime	0 - 51%	19%
Alt-A	2 - 61	33
Option ARM	19 - 73	52
Loss severity
Prime	25 - 72%	46%
Alt-A	30 - 85	60
Option ARM	40 - 70	60
(a)	Collateralized by first and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

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

168    The PNC Financial Services Group, Inc. – Form 10-K

During 2012 and 2011, the OTTI credit losses recognized in noninterest income related to estimated credit losses on securities that we do not expect to sell were as follows:

Table 86: Summary of OTTI Credit Losses Recognized in Earnings

Year ended December 31 In millions	2012	2011
Available for sale securities:
Non-agency residential mortgage-backed	$(99)	$(130)
Asset-backed	(11)	(21)
Other debt	(1)	(1)
Total	$(111)	$(152)

Table 87: Summary of OTTI Noncredit (Losses) Recoveries Included in Accumulated Other Comprehensive Income (Loss)

In millions	2012	2011
Total	$32	$(268)

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss):

Table 88: Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset- backed	Other debt	Total
December 31, 2010	$(709)	$(11)	$(223)	$(12)	$(955)
Loss where impairment was not previously recognized	(18)		(3)	(1)	(22)
Additional loss where credit impairment was previously recognized	(112)		(18)		(130)
Reduction due to credit impaired securities sold	11	5			16
December 31, 2011	(828)	(6)	(244)	(13)	(1,091)
Loss where impairment was not previously recognized	(9)			(1)	(10)
Additional loss where credit impairment was previously recognized	(90)		(11)		(101)
Reduction due to credit impaired securities sold	1				1
December 31, 2012	$(926)	$(6)	$(255)	$(14)	$(1,201)

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 89: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the year ended December 31
2012	$9,441	$214	$(10)	$204	$71
2011	21,039	406	(157)	249	87
2010	23,783	490	(64)	426	149

The PNC Financial Services Group, Inc. – Form 10-K    169

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2012.

Table 90: Contractual Maturity of Debt Securities

December 31, 2012 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
US Treasury and government agencies	$2	$1,096	$1,321	$449	$2,868
Residential mortgage-backed
Agency		22	488	25,334	25,844
Non-agency		2	17	6,083	6,102
Commercial mortgage-backed
Agency	1	550	51		602
Non-agency		174	106	2,775	3,055
Asset-backed		1,063	1,511	3,093	5,667
State and municipal	24	51	447	1,675	2,197
Other debt	390	1,389	575	391	2,745
Total debt securities available for sale	$417	$4,347	$4,516	$39,800	$49,080
Fair value	$420	$4,490	$4,729	$41,046	$50,685
Weighted-average yield, GAAP basis	2.83%	2.57%	2.44%	3.37%	3.21%
Securities Held to Maturity
US Treasury and government agencies				$230	$230
Residential mortgage-backed (agency)				4,380	4,380
Commercial mortgage-backed
Agency		$318	$964	5	1,287
Non-agency	$1	53		2,528	2,582
Asset-backed		124	64	670	858
State and municipal	25	25	279	335	664
Other debt		1	352		353
Total debt securities held to maturity	$26	$521	$1,659	$8,148	$10,354
Fair value	$26	$538	$1,777	$8,519	$10,860
Weighted-average yield, GAAP basis	1.73%	3.39%	3.44%	4.03%	3.90%

170    The PNC Financial Services Group, Inc. – Form 10-K

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of December 31, 2012:

Table 91: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

December 31 2012
Agency residential mortgage-backed securities	3.3 years
Non-agency residential mortgage-backed securities	5.4 years
Agency commercial mortgage-backed securities	4.7 years
Non-agency commercial mortgage-backed securities	2.6 years
Asset-backed securities	4.1 years

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At December 31, 2012, there were no securities of a single issuer, other than FNMA and FHLMC, which exceeded 10% of total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 92: Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31 2012	December 31 2011
Pledged to others	$25,648	$20,109
Accepted from others:
Permitted by contract or custom to sell or repledge	1,015	1,796
Permitted amount repledged to others	685	892

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

Level 3

Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing services, pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain available for sale and trading securities, commercial mortgage loans held for sale, certain residential mortgage loans and loans held for sale, private equity investments, residential mortgage servicing rights, BlackRock Series C Preferred Stock and certain financial derivative contracts. The available for sale and trading securities within Level 3 include non-agency residential mortgage-backed securities, auction rate securities, certain private-issuer asset-backed securities and corporate debt securities. Assets which have been adjusted due to impairment are accounted for at fair value on a nonrecurring basis and consist primarily of certain

The PNC Financial Services Group, Inc. – Form 10-K    171

nonaccrual loans, loans held for sale, commercial mortgage servicing rights, equity investments and other assets.

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

Any models used to determine fair values or to validate dealer quotes based on the descriptions below are subject to review and independent testing as part of our model validation and internal control testing processes. Our Model Risk Management Committee reviews significant models on at least an annual basis. In addition, we have teams, independent of the traders, which verify marks and assumptions used for valuations at each period end.

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

FINANCIAL INSTRUMENTS ACCOUNTED FOR AT FAIR VALUE ON A RECURRING BASIS

Securities Available for Sale and Trading Securities

Securities accounted for at fair value include both the available for sale and trading portfolios. We primarily use prices obtained from pricing services, dealer quotes, or recent trades to determine the fair value of securities. As of December 31, 2012, 84% of the positions in these portfolios were priced by using pricing services provided by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. One of the vendor’s prices are set with reference to market activity for highly liquid assets such as U.S. Treasury and agency securities and agency residential mortgage-backed securities, and matrix pricing for other asset classes, such as commercial mortgage and other asset-backed securities. Another vendor primarily uses discounted cash flow pricing models considering adjustments for spreads and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency collateralized mortgage obligations (CMOs), commercial mortgage-backed securities and municipal bonds. The vendors we use provide pricing services on a global basis and have quality management processes in place to monitor the integrity of the valuation inputs and the prices provided to users, including procedures to consider and incorporate information received from pricing service users who may challenge a price. We monitor and validate the reliability of vendor pricing on an ongoing basis through pricing methodology reviews, by performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and through price validation testing. Price validation testing is performed independent of the risk-taking function and involves corroborating the prices received from third-party vendors with prices from another third-party source, by reviewing valuations of comparable instruments, by comparison to internal valuations, or by reference to recent sales of similar securities. Securities not priced by one of our pricing vendors may be valued using a dealer quote. Dealer quotes received are typically non-binding. Securities priced using a dealer quote are subject to corroboration either with another dealer quote, by comparison to similar securities priced by either a third-party vendor or another dealer, or through internal valuation in order to validate that the quote is representative of the market. Security prices are also validated through actual cash settlement upon sale of a security.

A cross-functional team comprised of representatives from Asset & Liability Management, Finance, and Market Risk Management oversees the governance of the processes and methodologies used to estimate the fair value of securities and the price validation testing that is performed. This management team reviews pricing sources and trends and the results of validation testing.

172    The PNC Financial Services Group, Inc. – Form 10-K

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

In certain cases where there is limited activity or less transparency around the inputs to the valuation, securities are classified within Level 3 of the hierarchy. Securities classified as Level 3 consist primarily of non-agency residential mortgage-backed and asset-backed securities collateralized by first- and second-lien residential mortgage loans. Fair value for these securities is primarily estimated using pricing obtained from third-party vendors. In some cases, fair value is estimated using a dealer quote, by reference to prices of securities of a similar vintage and collateral type or by reference to recent sales of similar securities. Market activity for these security types is limited with little price transparency. As a result, these securities are generally valued by the third-party vendor using a discounted cash flow approach that incorporates observable market activity where available. Significant inputs to the valuation include prepayment projections and credit loss assumptions (default rate and loss severity) and discount rates that are deemed representative of current market conditions. The discount rates used incorporate a spread over the benchmark curve that takes into consideration liquidity risk and potential credit risk not already included in the credit loss assumptions. Significant increases (decreases) in any of those assumptions in isolation would result in a significantly lower (higher) fair value measurement. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Credit loss estimates are driven by the ability of borrowers to pay their loans and housing market prices and are impacted by changes in overall macroeconomic conditions, typically increasing when economic conditions worsen and decreasing when conditions improve. An increase in the estimated prepayment rate typically results in a decrease in estimated credit losses and vice versa. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase and decrease when market interest rates decline and/or credit and liquidity conditions improve. Price validation procedures are performed and the results are reviewed for these Level 3 securities by a cross-functional Asset & Liability Management, Finance, and Market Risk Management team. Specific price validation procedures performed for these securities include comparing current prices to historical pricing trends by collateral type and vintage, comparing prices by product type to indicative pricing grids published by market makers, and by obtaining corroborating prices from another third-party source.

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

The PNC Financial Services Group, Inc. – Form 10-K    173

residential mortgage loan commitment asset (liability) result when the probability of funding increases (decreases) and when the embedded servicing value increases (decreases).

The fair value of commercial mortgage loan commitment assets and liabilities as of December 31, 2012 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 95: Fair Value Measurement – Recurring Quantitative Information in this Note 9. Significant unobservable inputs for commercial mortgage loan commitments include spread over the benchmark U.S. Treasury interest rate and the embedded servicing value. The spread over the benchmark curve reflects management assumptions regarding credit and liquidity risks. Embedded servicing value reflects the estimated value for retaining the right to service the underlying loan once it is sold. Significant increases (decreases) in the fair value of commercial mortgage loan commitments result when the spread over the benchmark curve decreases (increases) or the embedded servicing value increases (decreases).

The fair value of interest rate option assets and liabilities as of December 31, 2012 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 95: Fair Value Measurement – Recurring Quantitative Information in this Note 9. The significant unobservable input used in the fair value measurement of the interest rate options is expected interest rate volatility. Significant increases (decreases) in interest rate volatility would result in a significantly higher (lower) fair value measurement.

The fair value of risk participation agreement assets and liabilities as of December 31, 2012 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 95: Fair Value Measurement – Recurring Quantitative Information in this Note 9. The significant unobservable inputs used in the fair value measurement of risk participation agreements are probability of default and loss severity. Significant increases (decreases) in probability of default and loss severity would result in a significantly higher (lower) fair value measurement.

Significant unobservable inputs for the other contracts for derivative liabilities include credit and liquidity discount and spread over the benchmark curve that are deemed representative of current market conditions. Significant increases (decreases) in these assumptions would result in significantly lower (higher) fair value measurement.

In connection with the sales of certain Visa Class B common shares in 2012, we entered into swap agreements with the purchaser of the shares to account for future changes in the value of the Class B common shares resulting from changes in the settlement of certain specified litigation and its effect on the conversion rate of Class B common shares into Visa Class A common shares and to make payments calculated by reference to the market price of the Class A common shares. At December 31, 2012, the estimated fair values of the swap liabilities are classified as Level 3 instruments and included in Table 95: Fair Value Measurement – Recurring Quantitative Information in this Note 9. The fair values of the swap agreements are determined using a discounted cash flow methodology. The significant unobservable inputs to the valuations are estimated changes in the conversion rate of the Class B shares into Class A shares and the estimated future price of the Class A shares. A decrease in the conversion rate will have a negative impact on the fair value of the swaps and vice versa. Independent of changes in the conversion rate, an increase in the future Class A share price will have a negative impact on the fair value of the swaps and vice versa, through its impact on periodic payments due to the counterparty until the maturity dates of the swaps.

The fair values of our derivatives are adjusted for nonperformance risk through the calculation of our Credit Valuation Adjustment (CVA). Our CVA is computed using new loan pricing and considers externally available bond spreads, in conjunction with internal historical recovery observations.

Residential Mortgage Loans Held for Sale

We account for certain residential mortgage loans originated for sale at fair value on a recurring basis. We have elected to account for certain RBC Bank (USA) residential mortgage loans held for sale at fair value. The election of the fair value option aligns the accounting for the residential mortgages with the related hedges. Additionally, with the exception of repurchased FHA insured loans which are accounted for at amortized cost, we have elected to account for loans repurchased due to breaches of representations and warranties at fair value.

Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, the majority of residential mortgage loans held for sale are classified as Level 2. This category also includes repurchased and temporarily unsalable residential mortgage loans. These loans are repurchased due to a breach of representations and warranties in the loan sales agreement and typically occur after the loan is in default. The temporarily unsalable loans have an origination defect that makes them currently unable to be sold into the performing loan sales market. Because transaction details regarding sales of this type of loan are often unavailable, unobservable bid information

174    The PNC Financial Services Group, Inc. – Form 10-K

from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3.

Residential Mortgage Servicing Rights

Residential mortgage servicing rights (MSRs) are carried at fair value on a recurring basis. Assumptions incorporated into the residential MSRs valuation model reflect management’s best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active, open market with readily observable prices so the precise terms and conditions of sales are not available. As a benchmark for the reasonableness of its residential MSRs fair value, PNC obtained opinions of value from independent parties (“brokers”). These brokers provided a range (+/- 10 bps) based upon their own discounted cash flow calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. PNC compares its internally-developed residential MSRs value to the ranges of values received from the brokers. If our residential MSRs fair value falls outside of the brokers’ ranges, management will assess whether a valuation adjustment is warranted. For the periods presented, PNC’s residential MSRs value did not fall outside of the brokers’ ranges. We consider our residential MSRs value to represent a reasonable estimate of fair value. Due to the nature of the valuation inputs, residential MSRs are classified as Level 3.

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

The PNC Financial Services Group, Inc. – Form 10-K    175

Loans

Loans accounted for at fair value consist primarily of residential mortgage loans. These loans are generally valued similarly to residential mortgage loans held for sale and are classified as Level 2. However, similar to residential mortgage loans held for sale, if these loans are repurchased and unsalable, they are classified as Level 3. This category also includes repurchased brokered home equity loans. These loans are repurchased due to a breach of representations or warranties in the loan sales agreements and occur typically after the loan is in default. The fair value price is based on bids and market observations of transactions of similar vintage. Because transaction details regarding the credit and underwriting quality are often unavailable, unobservable bid information from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3. The fair value of these loans as of December 31, 2012 is included in the Insignificant Level 3 assets, net of liabilities line item in Table 95: Fair Value Measurement – Recurring Quantitative Information in this Note 9. A significant input to the valuation includes a credit and liquidity discount that is deemed representative of current market conditions. Significant increases (decreases) in this assumption would result in a significantly lower (higher) fair value measurement.

BlackRock Series C Preferred Stock

We have elected to account for the shares of BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. In September 2011, we delivered approximately 1.3 million shares of BlackRock Series C Preferred Stock pursuant to our obligation to partially fund a portion of certain BlackRock LTIP programs. On January 31, 2013, we transferred an additional 205,350 shares to BlackRock in connection with our obligation. After this transfer, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock which are available to fund our obligation in connection with the BlackRock LTIP programs. The Series C Preferred Stock economically hedges the BlackRock LTIP liability that is accounted for as a derivative. The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Although dividends are equal to common shares and other preferred series, significant transfer restrictions exist on our Series C shares for any purpose other than to satisfy the LTIP obligation. Due to the significance of unobservable inputs, this security is classified as Level 3. Significant increases (decreases) in the liquidity discount would result in a significantly lower (higher) asset value for the BlackRock Series C and vice versa for the BlackRock LTIP liability.

Other Assets and Liabilities

We have entered into a prepaid forward contract with a financial institution to mitigate the risk on a portion of the Company’s deferred compensation, supplemental incentive savings plan liabilities and certain stock based compensation awards that are based on the Company’s stock price and are subject to market risk. The prepaid forward contract is initially valued at the transaction price and is subsequently valued by reference to the market price of the Company’s stock and is recorded in either Other Assets or Other Liabilities at fair value. In addition, deferred compensation and supplemental incentive savings plan participants may also invest based on fixed income and equity-based funds. The Company utilizes a Rabbi Trust to hedge the returns by purchasing the same funds on which the participant returns are based. The Rabbi Trust balances are recorded in Other Assets at fair value using the quoted market price. These assets are primarily being classified in Levels 1 and 2. The other asset category also includes FHLB interests and the retained interests related to the Small Business Administration (SBA) securitizations which are classified as Level 3. All Level 3 other assets are included in the Insignificant Level 3 assets, net of liabilities line item in Table 95: Fair Value Measurement – Recurring Quantitative Information in this Note 9.

176    The PNC Financial Services Group, Inc. – Form 10-K

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Table 93: Fair Value Measurements – Summary

	December 31, 2012				December 31, 2011
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government agencies	$2,269	$844		$3,113	$1,659	$2,058		$3,717
Residential mortgage-backed
Agency		26,784		26,784		26,792		26,792
Non-agency			$6,107	6,107			$5,557	5,557
Commercial mortgage-backed
Agency		633		633		1,140		1,140
Non-agency		3,264		3,264		2,756		2,756
Asset-backed		4,945	708	5,653		2,882	787	3,669
State and municipal		1,948	339	2,287		1,471	336	1,807
Other debt		2,796	48	2,844		2,713	49	2,762
Total debt securities	2,269	41,214	7,202	50,685	1,659	39,812	6,729	48,200
Corporate stocks and other	351	16		367	368			368
Total securities available for sale	2,620	41,230	7,202	51,052	2,027	39,812	6,729	48,568
Financial derivatives (a) (b)
Interest rate contracts	5	8,326	101	8,432		9,150	60	9,210
Other contracts		131	5	136		246	7	253
Total financial derivatives	5	8,457	106	8,568		9,396	67	9,463
Residential mortgage loans held for sale (c)		2,069	27	2,096		1,415		1,415
Trading securities (d)
Debt (e) (f)	1,062	951	32	2,045	1,058	1,371	39	2,468
Equity	42	9		51	42	3		45
Total trading securities	1,104	960	32	2,096	1,100	1,374	39	2,513
Trading loans		76		76
Residential mortgage servicing rights (g)			650	650			647	647
Commercial mortgage loans held for sale (c)			772	772			843	843
Equity investments
Direct investments			1,171	1,171			856	856
Indirect investments (h)			642	642			648	648
Total equity investments			1,813	1,813			1,504	1,504
Customer resale agreements (i)		256		256		732		732
Loans (j)		110	134	244		99	5	104
Other assets
BlackRock Series C Preferred Stock (k)			243	243			210	210
Other	283	194	9	486	280	140	9	429
Total other assets	283	194	252	729	280	140	219	639
Total assets	$4,012	$53,352	$10,988	$68,352	$3,407	$52,968	$10,053	$66,428
Liabilities
Financial derivatives (b) (l)
Interest rate contracts	$1	$6,105	$12	$6,118		$7,065	$6	$7,071
BlackRock LTIP			243	243			210	210
Other contracts		128	121	249		233	92	325
Total financial derivatives	1	6,233	376	6,610		7,298	308	7,606
Trading securities sold short (m)
Debt	731	10		741	$997	19		1,016
Total trading securities sold short	731	10		741	997	19		1,016
Other liabilities		5		5		3		3
Total liabilities	$732	$6,248	$376	$7,356	$997	$7,320	$308	$8,625
(a)	Included in Other assets on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-K    177

(b)	Amounts at December 31, 2012 and December 31, 2011 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At December 31, 2012 and December 31, 2011, respectively, the net asset amounts were $2.4 billion and $2.4 billion and the net liability amounts were $.6 billion and $.7 billion.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $59 million at December 31, 2012 compared with net unrealized gains of $102 million at December 31, 2011.
(e)	Approximately 25% of these securities are residential mortgage-backed securities and 52% are US Treasury and government agencies securities at December 31, 2012. Comparable amounts at December 31, 2011 were 57% and 34%, respectively.
(f)	At December 31, 2011, $1.1 billion of residential mortgage-backed agency securities with embedded derivatives were carried in Trading securities. At December 31, 2012, the balance was zero.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments related to indirect equity investments was $145 million and related to direct equity investments was $37 million as of December 31, 2012, respectively.
(i)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(j)	Included in Loans on our Consolidated Balance Sheet.
(k)	PNC has elected the fair value option for these shares.
(l)	Included in Other liabilities on our Consolidated Balance Sheet.
(m)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2012 and 2011 follow.

Table 94: Reconciliation of Level 3 Assets and Liabilities

Year Ended December 31, 2012

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2012 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2011	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Dec. 31, 2012
Assets
Securities available for sale
Residential mortgage- backed non-agency	$5,557	$76	$1,178	$49	$(164)		$(1,047)	$458		$6,107	$(99)
Commercial mortgage-backed non-agency		1					(1)
Asset-backed	787	(7)	142		(87)		(127)			708	(11)
State and municipal	336		21	6			(4)	20	$(40)	339
Other debt	49	(1)	1	16	(17)					48	(1)
Total securities available for sale	6,729	69	1,342	71	(268)		(1,179)	478	(40)	7,202	(111)
Financial derivatives	67	433		5			(400)	3	(2)	106	364
Residential mortgage loans held for sale								27		27
Trading securities – Debt	39	7					(14)			32	3
Residential mortgage servicing rights	647	(138)		191		$117	(167)			650	(123)
Commercial mortgage loans held for sale	843	(5)			(26)		(40)			772	(8)
Equity investments
Direct investments	856	91		399	(175)					1,171	71
Indirect investments	648	102		63	(171)					642	94
Total equity investments	1,504	193		462	(346)					1,813	165
Loans	5			3			(1)	127		134
Other assets
BlackRock Series C Preferred Stock	210	33								243	33
Other	9									9
Total other assets	219	33								252	33
Total assets	$10,053	$592 (e)	$1,342	$732	$(640)	$117	$(1,801)	$635	$(42)	$10,988	$323 (f)
Total liabilities (d)	$308	$134 (e)			$3		$(68)	$1	$(2)	$376	$69 (f)

178    The PNC Financial Services Group, Inc. – Form 10-K

Year Ended December 31, 2011

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2011 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2010	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3 (b)	Fair Value Dec. 31, 2011
Assets
Securities available for sale
Residential mortgage-backed non-agency	$7,233	$(80)		$(157)	$45	$(280)		$(1,204)		$5,557	$(130)
Asset-backed	1,045	(11)		21	48			(316)		787	(21)
State and municipal	228			10	121			(23)		336
Other debt	73	(2)		3	3	(3)		1	$(26)	49	(1)
Corporate stocks and other	4							(4)
Total securities available for sale	8,583	(93)		(123)	217	(283)		(1,546)	(26)	6,729	(152)
Financial derivatives	77	263			5			(278)		67	188
Trading securities – Debt	69	4						(29)	(5)	39	(5)
Residential mortgage servicing rights	1,033	(406)			65		$118	(163)		647	(383)
Commercial mortgage loans held for sale	877	3				(13)		(24)		843	(4)
Equity investments
Direct investments	749	87			176	(156)				856	58
Indirect investments	635	89			66	(142)				648	91
Total equity investments	1,384	176			242	(298)				1,504	149
Loans	2				4			(1)		5
Other assets
BlackRock Series C
Preferred Stock	396	(14)						(172)		210	(14)
Other	11				1	(2)		(1)		9
Total other assets	407	(14)			1	(2)		(173)		219	(14)
Total assets	$12,432	$(67	)(e)	$(123)	$534	$(596)	$118	$(2,214)	$(31)	$10,053	$(221	)(f)
Total liabilities (d)	$460	$7	(e)			$10		$(169)		$308	$(17	)(f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Financial derivatives, which includes $43 million related to swaps entered into in connection with sales of certain Visa Class B common shares which were included in earnings in 2012.
(e)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $458 million for 2012 compared with net losses (realized and unrealized) of $74 million for 2011. These amounts also included amortization and accretion of $189 million for 2012 compared with $109 million for 2011. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement, and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $254 million for 2012, compared with net unrealized losses of $204 million for 2011. These amounts were included in Noninterest income on the Consolidated Income Statement.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During 2012, there were transfers of securities available for sale from Level 2 to Level 3 of $478 million consisting of mortgage-backed securities as a result of a ratings downgrade which reduced the observability of valuation inputs and certain state and municipal securities with valuation inputs that were determined to be unobservable. Level 2 to Level 3 transfers also included $127 million and $27 million for loans and residential mortgage loans held for sale, respectively, as a result of reduced market activity in the nonperforming residential mortgage sales market which reduced the observability of valuation inputs. Also during 2012, there was a transfer out of Level 3 securities available for sale of $40 million due to an instrument being reclassified to a loan and no longer being carried at fair value. During 2011, there were no material transfers of assets or liabilities between the hierarchy levels.

The PNC Financial Services Group, Inc. – Form 10-K    179

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 95: Fair Value Measurement—Recurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value Dec. 31 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency	$6,107	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR)	1.0%-30.0% (5.0%)	(a)
			Constant default rate (CDR)	0.0%-24.0% (7.0%)	(a)
			Loss Severity	10.0%-95.0% (52.0%)	(a)
			Spread over the benchmark curve (b)	315bps weighted average	(a)

Asset-backed	708	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR)	1.0%-11.0% (3.0%)	(a)
			Constant default rate (CDR)	1.0%-25.0% (9.0%)	(a)
			Loss Severity	10.0%-100.0% (70.0%)	(a)
			Spread over the benchmark curve (b)	511bps weighted average	(a)

State and municipal	130	Discounted cash flow	Spread over the benchmark curve (b)	100bps-280bps (119bps)
	209	Consensus pricing (c)	Credit and Liquidity discount	0.0%-30.0% (8.0%)

Other debt	48	Consensus pricing (c)	Credit and Liquidity discount	7.0%-95.0% (86.0%)

Residential mortgage loan commitments	85	Discounted cash flow	Probability of funding	8.5%-99.0% (71.1%)
			Embedded servicing value	.5%-1.2% (.9%)

Trading securities – Debt	32	Consensus pricing (c)	Credit and Liquidity discount	8.0%-20.0% (12.0%)

Residential mortgage loans held for sale	27	Consensus pricing (c)	Cumulative default rate	2.6%-100.0% (76.1%)
			Loss Severity	0.0%-92.7% (55.8%)
			Gross discount rate	14.0%-15.3% (14.9%)

Residential mortgage servicing rights	650	Discounted cash flow	Constant prepayment rate (CPR)	3.9%-57.3% (18.8%)
			Spread over the benchmark curve (b)	939bps-1,929bps (1,115bps)

Commercial mortgage loans held for sale	772	Discounted cash flow	Spread over the benchmark curve (b)	485bps-4,155bps (999bps)

Equity investments – Direct investments	1,171	Multiple of adjusted earnings	Multiple of earnings	4.5-10.0 (7.1)
Equity investments – Indirect (d)	642	Net asset value	Net asset value

Loans	127	Consensus pricing (c)	Cumulative default rate	2.6%-100.0% (76.3%)
			Loss Severity	0.0%-99.4% (61.1%)
			Gross discount rate	12.0%-12.5% (12.2%)

BlackRock Series C Preferred Stock	243	Consensus pricing (c)	Liquidity discount	22.5%

BlackRock LTIP	(243)	Consensus pricing (c)	Liquidity discount	22.5%

Other derivative contracts	(72)	Discounted cash flow	Credit and Liquidity discount	37.0%-99.0% (46.0%)
			Spread over the benchmark curve (b)	79bps

Swaps related to sales of certain Visa Class B common shares	(43)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares
				41.5%
			Estimated growth rate of Visa Class A share price
				12.6%

Insignificant Level 3 assets, net of liabilities (e)	19

Total Level 3 assets, net of liabilities (f)	$10,612
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of December 31, 2012 totaling $5,363 million and $677 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model, that incorporates consensus pricing, where available. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of this Note 9. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair value as of December 31, 2012 of $744 million and $31 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed since these investments are recorded at their net asset redemption values.
(e)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes loans and certain financial derivative assets and liabilities and other assets.
(f)	Consists of total Level 3 assets of $10,988 million and total Level 3 liabilities of $376 million.

180    The PNC Financial Services Group, Inc. – Form 10-K

OTHER FINANCIAL ASSETS ACCOUNTED FOR AT FAIR VALUE ON A NONRECURRING BASIS

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment and are included in Table 96: Fair Value Measurements – Nonrecurring and Table 97: Fair Value Measurements – Nonrecurring Quantitative Information.

Nonaccrual Loans

The amounts below for nonaccrual loans represent the fair value of those loans which have been adjusted due to impairment. The impairment is primarily based on the appraised value of the collateral or LGD percentage. The LGD percentage is used to determine the weighted average loss severity of the nonaccrual loans.

As part of the appraisal process, persons ordering or reviewing appraisals are independent of the asset manager. Appraisals must be provided by licensed or certified appraisers and conform to the Uniform Standards of Professional Appraisal Practice. For loans secured by commercial properties where the underlying collateral is in excess of $250,000, appraisals are obtained at least annually. In certain instances (e.g., physical changes in the property), a more recent appraisal is obtained. Additionally, borrower ordered appraisals are not permitted, and PNC ordered appraisals are regularly reviewed. For loans secured by commercial properties where the underlying collateral is $250,000 and less, there is no requirement to obtain an appraisal. In instances where an appraisal is not obtained, the collateral value is determined consistent with external third-party appraisal standards by an internal person independent of the asset manager. PNC has a real estate valuation services group whose sole function is to manage the real estate appraisal solicitation and evaluation process for commercial loans. All third-party appraisals are reviewed by this group, including consideration of comments/questions on the appraisal by the reviewer, customer relationship manager, credit officer, and underwriter. Upon resolving these comments/questions through discussions with the third-party appraiser, adjustments to the initial appraisal may occur and be incorporated into the final issued appraisal report.

If an appraisal is outdated due to changed project or market conditions, or if the net book value is utilized, management uses an LGD percentage which represents the exposure PNC expects to lose in the event a borrower defaults on an obligation. Accordingly, LGD, which represents the loss severity, is a function of collateral recovery rates and loan-to-value. Those rates are established based upon actual PNC loss experience and external market data. In instances where we have agreed to sell the property to a third party, the fair value is based on the contractual sales price adjusted for costs to sell. In these instances, the most significant unobservable input is the appraised value or the sales price. The estimated costs to sell are incremental direct costs to transact a sale such as broker commissions, legal, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The costs to sell are based on costs associated with our actual sales of commercial and residential OREO and foreclosed assets, which are assessed annually.

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

Loans held for sale also includes syndicated commercial loan inventory. The fair value of the syndicated commercial loan inventory is primarily determined based on prices provided by a third-party vendor. The third-party vendor prices are based upon dealer quotes. These instruments are classified within Level 2. There were no loans held for sale categorized as Level 2 at December 31, 2012.

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

Commercial Mortgage Servicing Rights

Commercial MSRs are periodically evaluated for impairment and the amounts below reflect an impairment of two strata at December 31, 2012 and three strata at December 31, 2011, respectively. For purposes of impairment, the commercial MSRs are stratified based on asset type, which characterizes the predominant risk of the underlying financial asset. The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating unobservable inputs for assumptions as to constant prepayment rates, discount rates and other factors. Significant increases (decreases) in constant prepayment rates and discount rates would result in significantly lower (higher) commercial MSR value determined based on current market conditions and expectations.

The PNC Financial Services Group, Inc. – Form 10-K    181

OREO and Foreclosed Assets

The amounts below for OREO and foreclosed assets represent the carrying value of OREO and foreclosed assets for which valuation adjustments were recorded subsequent to the transfer to OREO and foreclosed assets. Valuation adjustments are based on the fair value less cost to sell of the property. Fair value is based on appraised value or sales price.

The appraisal process for OREO and foreclosed properties is the same as described above for nonaccrual loans. In instances where we have agreed to sell the property to a third party, the fair value is based on the contractual sale price adjusted for costs to sell. The significant unobservable inputs for OREO and foreclosed assets are the appraised value or the sales price. The estimated costs to sell are incremental direct costs to transact a sale such as broker commissions, legal, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The costs to sell are based on costs associated with our actual sales of commercial and residential OREO and foreclosed assets, which are assessed annually.

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

Table 96: Fair Value Measurements – Nonrecurring (a)

	Fair Value
In millions	December 31 2012	December 31 2011
Assets
Nonaccrual loans	$158	$253
Loans held for sale	315	130
Equity investments	12	1
Commercial mortgage servicing rights	191	457
OREO and foreclosed assets	207	223
Long-lived assets held for sale	24	17
Total assets	$907	$1,081

Year ended December 31	Gains (Losses)
In millions	2012	2011	2010
Assets
Nonaccrual loans	$(68)	$(49)	$81
Loans held for sale	(4)	(2)	(93)
Equity investments		(2)	(3)
Commercial mortgage servicing rights	(5)	(157)	(40)
OREO and foreclosed assets	(73)	(71)	(103)
Long-lived assets held for sale	(20)	(5)	(30)
Total assets	$(170)	$(286)	$(188)
(a)	All Level 3 as of December 31, 2012.

182    The PNC Financial Services Group, Inc. – Form 10-K

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 97: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Nonaccrual loans (a)	$90	Fair value of collateral	Loss severity	4.6% - 97.2% (58.1%)
Loans held for sale	315	Discounted cash flow	Spread over the benchmark curve (b)	40bps - 233bps (86bps)
			Embedded servicing value	.8% - 2.6% (2.0%)
Equity investments	12	Discounted cash flow	Market rate of return	4.6% - 6.5% (5.4%)
Commercial mortgage servicing rights	191	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.1% - 20.1% (7.8%) 5.6% - 7.8% (7.7%)
Other (c)	299	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Total Assets	$907
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	The assumed yield spread over benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Other includes nonaccrual loans of $68 million, OREO and foreclosed assets of $207 million and Long-lived assets held for sale of $24 million as of December 31, 2012. The fair value of these assets is determined based on appraised value or sales price, the range of which is not meaningful to disclose.

FINANCIAL ASSETS ACCOUNTED FOR UNDER FAIR VALUE OPTION

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of commercial mortgage loans held for sale, residential mortgage loans held for sale, certain portfolio loans, customer resale agreements, and BlackRock Series C Preferred Stock.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both 2012 and 2011 were not material.

Residential Mortgage Loans Held for Sale and in Portfolio

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. Throughout 2012 and 2011, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for 2012 and 2011 were not material.

Customer Resale Agreements

Interest income on structured resale agreements is reported on the Consolidated Income Statement in Other interest income. Changes in fair value due to instrument-specific credit risk for 2012 and 2011 were not material.

Residential Mortgage-Backed Agency Securities with Embedded Derivatives

Interest income on securities is reported on the Consolidated Income Statement in Interest income.

The changes in fair value included in Noninterest income for items for which we elected the fair value option follow.

Table 98: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)
Year ended December 31 In millions	2012	2011	2010
Assets
Customer resale agreements	$(10)	$(12)	$1
Residential mortgage-backed agency securities with embedded derivatives (b)	13	24
Trading loans	2
Commercial mortgage loans held for sale	(5)	3	16
Residential mortgage loans held for sale	(180)	172	280
Residential mortgage loans – portfolio	(36)	(17)
BlackRock Series C Preferred Stock	33	(14)	(86)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	These residential mortgage-backed agency securities with embedded derivatives were carried as Trading securities.

The PNC Financial Services Group, Inc. – Form 10-K    183

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 99: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2012
Customer resale agreements	$256	$237	$19
Trading loans	76	76
Residential mortgage loans held for sale
Performing loans	2,072	1,971	101
Accruing loans 90 days or more past due	8	14	(6)
Nonaccrual loans	16	36	(20)
Total	2,096	2,021	75
Commercial mortgage loans held for sale (a)
Performing loans	766	889	(123)
Nonaccrual loans	6	12	(6)
Total	772	901	(129)
Residential mortgage loans – portfolio
Performing loans	58	116	(58)
Accruing loans 90 days or more past due (b)	116	141	(25)
Nonaccrual loans	70	207	(137)
Total	$244	$464	$(220)
December 31, 2011
Customer resale agreements	$732	$686	$46
Residential mortgage-backed agency securities with embedded derivatives (c)	1,058	864	194
Residential mortgage loans held for sale
Performing loans	1,407	1,347	60
Accruing loans 90 days or more past due	7	13	(6)
Nonaccrual loans	1	3	(2)
Total	1,415	1,363	52
Commercial mortgage loans held for sale (a)
Performing loans	829	962	(133)
Nonaccrual loans	14	27	(13)
Total	843	989	(146)
Residential mortgage loans – portfolio
Performing loans	32	55	(23)
Accruing loans 90 days or more past due (b)	10	14	(4)
Nonaccrual loans	62	176	(114)
Total	$104	$245	$(141)
(a)	There were no accruing loans 90 days or more past due within this category at December 31, 2012 or December 31, 2011.
(b)	The majority of these loans are government insured loans, which positively impacts the fair value.
(c)	These residential mortgage-backed agency securities with embedded derivatives were carried as Trading securities.

184    The PNC Financial Services Group, Inc. – Form 10-K

Table 100: Additional Fair Value Information Related to Financial Instruments

	December 31, 2012					December 31, 2011
	Carrying	Fair Value				Carrying
In millions	Amount	Total	Level 1	Level 2	Level 3	Amount	Fair Value
Assets
Cash and due from banks	$5,220	$5,220	$5,220			$4,105	$4,105
Short-term assets	6,495	6,495		$6,495		4,462	4,462
Trading securities	2,096	2,096	1,104	960	$32	2,513	2,513
Investment securities	61,406	61,912	2,897	51,789	7,226	60,634	61,018
Trading loans	76	76		76
Loans held for sale	3,693	3,697		2,069	1,628	2,936	2,939
Net loans (excludes leases)	174,575	177,215		110	177,105	148,254	151,167
Other assets	4,265	4,265	283	1,917	2,065	4,019	4,019
Mortgage servicing rights	1,070	1,077			1,077	1,115	1,118
Financial derivatives
Designated as hedging instruments under GAAP	1,872	1,872		1,872		1,888	1,888
Not designated as hedging instruments under GAAP	6,696	6,696	5	6,585	106	7,575	7,575
Total Assets	$267,464	$270,621	$9,509	$71,873	$189,239	$237,501	$240,804

Liabilities
Demand, savings and money market deposits	$187,051	$187,051		$187,051		$156,335	$156,335
Time deposits	26,091	26,347		26,347		31,632	31,882
Borrowed funds	40,907	42,329	$731	40,505	$1,093	36,966	39,064
Financial derivatives
Designated as hedging instruments under GAAP	152	152		152		116	116
Not designated as hedging instruments under GAAP	6,458	6,458	1	6,081	376	7,490	7,490
Unfunded loan commitments and letters of credit	231	231			231	223	223
Total Liabilities	$260,890	$262,568	$732	$260,136	$1,700	$232,762	$235,110

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

Short-Term Assets

The carrying amounts reported on our Consolidated Balance Sheet for short-term investments approximate fair values primarily due to their short-term nature. For purposes of this disclosure only, short-term assets include the following:

•	federal funds sold and resale agreements,
•	cash collateral,
•	customers’ acceptances, and
•	accrued interest receivable.

Short-term assets are classified as Level 2.

The PNC Financial Services Group, Inc. – Form 10-K    185

Securities

Securities include both the investment securities (comprised of available for sale and held to maturity securities) and trading securities portfolios. We primarily use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. As of December 31, 2012, 86% of the positions in these portfolios were priced by pricing services provided by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. One of the vendor’s prices is set with reference to market activity for highly liquid assets, such as U.S. Treasury and agency securities and agency mortgage-backed securities, and matrix pricing for other asset classes, such as commercial mortgage and other asset-backed securities. Another vendor primarily uses pricing models considering adjustments for ratings, spreads, matrix pricing and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency CMOs, commercial mortgage-backed securities, and municipal bonds. Management uses various methods and techniques to validate prices obtained from pricing services and dealers, including reference to another third-party source, by reviewing valuations of comparable instruments, or by comparison to internal valuations.

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

Investments accounted for under the equity method, including our investment in BlackRock, are not included in the preceding Table 100: Additional Fair Value Information Related to Financial Instruments.

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of equity investments.

The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $1.7 billion at December 31, 2012 and was $1.9 billion at December 31, 2011, which approximates fair value at each date.

Mortgage Servicing Assets

Fair value is based on the present value of the estimated future cash flows, incorporating assumptions as to prepayment rates, discount rates, default rates, escrow balances, interest rates, cost to service and other factors.

The key valuation assumptions for commercial and residential mortgage loan servicing assets at December 31, 2012 and December 31, 2011 are included in Note 10 Goodwill and Other Intangible Assets.

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

Unfunded Loan Commitments And Letters of Credit

The fair value of unfunded loan commitments and letters of credit is determined from a market participant’s view including the impact of changes in interest rates, credit and other factors. Because our obligation on substantially all unfunded loan commitments and letters of credit varies with changes in interest rates, these instruments are subject to little fluctuation in fair value due to changes in interest rates. We establish a liability on these facilities related to the creditworthiness of our counterparty. These instruments are classified as Level 3.

FINANCIAL DERIVATIVES

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of financial derivatives.

186    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during 2012 and 2011 follow:

Table 101: Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	Other (b)	Total
December 31, 2010	$5,302	$2,728	$62	$43	$14	$8,149
BankAtlantic branch acquisition	35	6				41
Flagstar branch acquisition	17					17
Other (c)	40	29	7		2	78
December 31, 2011	$5,394	$2,763	$69	$43	$16	$8,285
RBC Bank (USA) acquisition	429	473		2	46	950
SmartStreet divestiture					(46)	(46)
Residential Mortgage Banking impairment charge				(45)		(45)
Other (c)	(29)	(22)	(5)		(16)	(72)
December 31, 2012	$5,794	$3,214	$64	$–	$–	$9,072
(a)	The Non-Strategic Assets Portfolio business segment does not have any goodwill allocated to it.
(b)	Includes goodwill related to BlackRock.
(c)	Primarily related to correction of amounts for an acquisition affecting prior periods.

Changes in goodwill and other intangible assets during 2012 follow:

Table 102: Summary of Changes in Goodwill and Other Intangible Assets

In millions	Goodwill	Customer- Related	Servicing Rights
December 31, 2011	$8,285	$742	$1,117
Additions/adjustments:
RBC Bank (USA) acquisition	950	164	16
SmartStreet divestiture	(46)	(13)
Residential Mortgage Banking impairment charge	(45)
Other (a)	(72)
Change in valuation allowance			21
Amortization		(167)	(143)
Mortgage and other loan servicing rights			60
December 31, 2012	$9,072	$726	$1,071
(a)	Primarily related to correction of amounts for an acquisition affecting prior periods.

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

We conduct a goodwill impairment test on our reporting units at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. The fair value of our reporting units is determined by using discounted cash flow and, when applicable, market comparability methodologies.

Our residential mortgage banking business, similar to other residential mortgage banking businesses, is operating in an unsettled environment, which has and may continue to result in higher operating costs, and has experienced increased uncertainties such as elevated indemnification and repurchase liabilities and foreclosure related issues. Additionally, the current level of refinance volumes is not expected to continue indefinitely given that interest rates have been low for a prolonged period of time. Step 1 of the annual goodwill impairment test indicated that the fair value of the Residential Mortgage Banking reporting unit using a discounted cash flow approach was less than its carrying value. Step 2 of the impairment test was performed and indicated that the implied fair value of goodwill was less than its carrying value. An impairment charge of $45 million was recorded which wrote down the entire balance of goodwill in the Residential Mortgage Banking reporting unit. The Residential Mortgage Banking reporting unit does not have any remaining goodwill as of December 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-K    187

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Table 103: Other Intangible Assets

In millions	December 31 2012	December 31 2011
Customer-related and other intangibles
Gross carrying amount	$1,676	$1,525
Accumulated amortization	(950)	(783)
Net carrying amount	$726	$742
Mortgage and other loan servicing rights
Gross carrying amount	$2,071	$2,009
Valuation allowance	(176)	(197)
Accumulated amortization	(824)	(695)
Net carrying amount	$1,071	$1,117
Total	$1,797	$1,859

Our other intangible assets have finite lives and are amortized primarily on a straight-line basis. Core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from 1 year to 11 years, with a weighted-average remaining useful life of 8 years.

Amortization expense on existing intangible assets follows:

Table 104: Amortization Expense on Existing Intangible Assets

In millions
2010	$304
2011	324
2012	310

2013	243
2014	206
2015	180
2016	156
2017	132

Changes in commercial mortgage servicing rights (MSRs) follow:

Table 105: Commercial Mortgage Servicing Rights

In millions	2012	2011	2010
Commercial Mortgage Servicing Rights – Net Carrying Amount
January 1	$468	$665	$921
Additions (a)	73	120	83
Sale of servicing rights (b)			(192)
Change in valuation allowance	21	(157)	(40)
Amortization expense (c)	(142)	(160)	(107)
December 31	$420	$468	$665
Commercial Mortgage Servicing Rights – Valuation Allowance
January 1	$(197)	$(40)
Provision	(46)	(166)	$(110)
Recoveries	43	9	70
Other (c)	24
December 31	$(176)	$(197)	$(40)
(a)	Additions for 2012 included $45 million from loans sold with servicing retained and $28 million from purchases of servicing rights from third parties. Comparable amounts were $55 million and $65 million for 2011 and $45 million and $38 million for 2010.
(b)	Reflects the sale of a duplicative agency servicing operation in 2010.
(c)	Includes a direct write-down of servicing rights for $24 million recognized in the first quarter of 2012 primarily due to market-driven changes in interest rates.

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

188    The PNC Financial Services Group, Inc. – Form 10-K

Changes in the residential MSRs follow:

Table 106: Residential Mortgage Servicing Rights

In millions	2012	2011	2010
January 1	$647	$1,033	$1,332
Additions:
From loans sold with servicing retained	117	118	95
RBC Bank (USA) acquisition	16
Purchases	175	65
Changes in fair value due to:
Time and payoffs (a)	(167)	(163)	(185)
Other (b)	(138)	(406)	(209)
December 31	$650	$647	$1,033
Unpaid principal balance of loans serviced for others at December 31	$119,262	$118,058	$125,806
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates, as well as changes in assumptions such as prepayments and servicing costs.

We recognize mortgage servicing right assets on residential real estate loans when we retain the obligation to service these loans upon sale and the servicing fee is more than adequate compensation or upon purchase of servicing rights from third parties. MSRs are subject to declines in value principally from actual or expected prepayment of the underlying loans and also defaults. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs declines (or increases).

The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of December 31, 2012 and December 31, 2011 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses internal proprietary models to estimate future commercial mortgage loan prepayments and a third party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 107: Commercial Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	December 31 2012	December 31 2011
Fair Value	$427	$471
Weighted-average life (years)	5.4	5.9
Weighted-average constant prepayment rate	7.63%	5.08%
Decline in fair value from 10% adverse change	$8	$6
Decline in fair value from 20% adverse change	$16	$11
Effective discount rate	7.70%	7.92%
Decline in fair value from 10% adverse change	$12	$9
Decline in fair value from 20% adverse change	$23	$18

The PNC Financial Services Group, Inc. – Form 10-K    189

Table 108: Residential Mortgage Loan Servicing Assets – Key Valuation Assumptions

Dollars in millions	December 31 2012	December 31 2011
Fair value	$650	$647
Weighted-average life (years)	4.3	3.6
Weighted-average constant prepayment rate	18.78%	22.10%
Decline in fair value from 10% adverse change	$45	$44
Decline in fair value from 20% adverse change	$85	$84
Weighted-average option adjusted spread	11.15%	11.77%
Decline in fair value from 10% adverse change	$26	$25
Decline in fair value from 20% adverse change	$49	$48

Fees from mortgage and other loan servicing comprised of contractually specified servicing fees, including late fees and ancillary fees, follows:

Table 109: Fees from Mortgage and Other Loan Servicing

In millions	2012	2011	2010
Fees from mortgage and other loan servicing	$557	$641	$692

We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset.

Fees from commercial MSRs, residential MSRs and other loan servicing are reported on our Consolidated Income Statement in the line items Corporate services, Residential mortgage, and Consumer services, respectively.

NOTE 11 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Table 110: Premises, Equipment and Leasehold Improvements

December 31 - in millions	2012	2011
Land	$782	$690
Buildings	2,218	1,955
Equipment	4,590	3,894
Leasehold improvements	747	651
Total	8,337	7,190
Accumulated depreciation and amortization	(2,909)	(2,546)
Net book value	$5,428	$4,644

Depreciation expense on premises, equipment and leasehold improvements and amortization expense, primarily for capitalized internally developed software, was as follows:

Table 111: Depreciation and Amortization Expense

Year ended December 31 in millions	2012	2011	2010
Continuing operations:
Depreciation	$521	$474	$455
Amortization	19	22	45
Discontinued operations:
Depreciation			12
Amortization			11

We lease certain facilities and equipment under agreements expiring at various dates through the year 2081. We account for these as operating leases. Rental expense on such leases was as follows:

Table 112: Lease Rental Expense

Year ended December 31 in millions	2012	2011	2010
Continuing operations:	$405	$357	$379
Discontinued operations:			10

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $2.8 billion at December 31, 2012. Future minimum annual rentals are as follows:

•	2013: $397 million,
•	2014: $362 million,
•	2015: $306 million,
•	2016: $252 million,
•	2017: $220 million, and
•	2018 and thereafter: $1.3 billion.

190    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 12 TIME DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $9.3 billion at December 31, 2012 and $11.2 billion at December 31, 2011.

Total time deposits of $26.1 billion at December 31, 2012 have future contractual maturities, including related purchase accounting adjustments, as follows:

•	2013: $18.2 billion,
•	2014: $2.8 billion,
•	2015: $1.4 billion,
•	2016: $1.2 billion,
•	2017: $.4 billion, and
•	2018 and thereafter: $2.1 billion.

NOTE 13 BORROWED FUNDS

Total borrowed funds of $40.9 billion at December 31, 2012 have contractually scheduled repayments, including related purchase accounting adjustments, as follows:

•	2013: $21.6 billion,
•	2014: $3.6 billion,
•	2015: $2.9 billion,
•	2016: $1.9 billion,
•	2017: $3.1 billion, and
•	2018 and thereafter: $7.8 billion.

Included in the following table are balances of long-term bank notes along with senior and subordinated notes and the related contractual rates and maturity dates at December 31, 2012.

Table 113: Bank Notes, Senior Debt and Subordinated Debt

December 31, 2012 Dollars in millions	Carrying Value	Stated Rate	Maturity
Bank notes	$1,574	zero-4.66%	2013-2043
Senior debt	8,855	.51%-6.70%	2014-2022
Bank notes and senior debt	$10,429
Subordinated debt
Junior	$343	.88%-7.00%	2028-2037
Other	6,956	.66%-8.11%	2013-2022
Subordinated debt	$7,299

Included in outstandings for the senior and subordinated notes in the table above are basis adjustments of $505 million and $579 million, respectively, related to fair value accounting hedges as of December 31, 2012.

The $343 million of junior subordinated debt included in the above table represents the carrying value of debt redeemable prior to maturity. This carrying value and related net discounts of $59 million comprise the $402 million principal amount of junior subordinated debentures that are discussed in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities.

Included in borrowed funds are FHLB borrowings of $9.4 billion at December 31, 2012, which are collateralized by a blanket lien on residential mortgage and other real estate-related loans. FHLB advances of $5.0 billion have scheduled maturities of less than one year. The remainder of the FHLB borrowings have balances that will mature from 2013 – 2030, with interest rates ranging from zero to 7.33%.

The PNC Financial Services Group, Inc. – Form 10-K    191

NOTE 14 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS AND PERPETUAL TRUST SECURITIES

At December 31, 2012, PNC had $402 million in principal amount of outstanding junior subordinated debentures associated with $390 million of trust preferred securities that were issued by various subsidiary statutory trusts. These trust preferred securities represented non-voting preferred beneficial interests in the assets of the following Trusts:

Table 114: Capital Securities of Subsidiary Trusts

Trust	Date Formed	Description of Capital Securities	Redeemable

PNC Capital Trust C	June 1998	$200 million due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at December 31, 2012 was ..881%.	On or after June 1, 2008 at par.

Fidelity Capital Trust II	December 2003	$22 million due January 23, 2034 bearing an interest rate of 3-month LIBOR plus 285 basis points. The rate in effect at December 31, 2012 was 3.163%.	On or after January 23, 2009 at par.

Yardville Capital Trust VI	June 2004	$15 million due July 23, 2034, bearing an interest rate equal to 3-month LIBOR plus 270 basis points. The rate in effect at December 31, 2012 was 3.017%.	On or after July 23, 2009 at par.

Fidelity Capital Trust III	October 2004	$30 million due November 23, 2034 bearing an interest rate of 3-month LIBOR plus 197 basis points. The rate in effect at December 31, 2012 was 2.282%.	On or after November 23, 2009 at par.

Sterling Financial Statutory Trust III	December 2004	$15 million due December 15, 2034 at a fixed rate of 6%. The fixed rate remained in effect until December 15, 2009 at which time the securities began paying a floating rate of 3-month LIBOR plus 189 basis points. The rate in effect at December 31, 2012 was 2.198%.	On or after December 15, 2009 at par.

Sterling Financial Statutory Trust IV	February 2005	$15 million due March 15, 2035 at a fixed rate of 6.19%. The fixed rate remained in effect until March 15, 2010 at which time the securities began paying a floating rate of 3-month LIBOR plus 187 basis points. The rate in effect at December 31, 2012 was 2.178%.	On or after March 15, 2010 at par.

MAF Bancorp Capital Trust I	April 2005	$30 million due June 15, 2035 bearing an interest rate of 3-month LIBOR plus 175 basis points. The rate in effect at December 31, 2012 was 2.058%.	On or after June 15, 2010 at par.

MAF Bancorp Capital Trust II	August 2005	$35 million due September 15, 2035 bearing an interest rate of 3-month LIBOR plus 140 basis points. The rate in effect at December 31, 2012 was 1.708%.	On or after September 15, 2010 at par.

James Monroe Statutory Trust III	September 2005	$8 million due December 15, 2035 at a fixed rate of 6.253%. The fixed rate remained in effect until September 15, 2010 at which time the securities began paying a floating rate of LIBOR plus 155 basis points. The rate in effect at December 31, 2012 was 1.858%.	On or after December 15, 2010 at par.

Sterling Financial Statutory Trust V	March 2007	$20 million due March 15, 2037 at a fixed rate of 7%. The fixed rate remained in effect until June 15, 2007 at which time the securities began paying a floating rate of 3-month LIBOR plus 165 basis points. The rate in effect at December 31, 2012 was 1.958%.	March 15, 2012 at par.

192    The PNC Financial Services Group, Inc. – Form 10-K

All of these Trusts are wholly owned finance subsidiaries of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. In accordance with GAAP, the financial statements of the Trusts are not included in PNC’s consolidated financial statements.

At December 31, 2012, PNC’s junior subordinated debt with a carrying value of $343 million represented debentures purchased and held as assets by the Trusts and redeemable prior to maturity.

The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 22 Regulatory Matters. PNC is also subject to restrictions on dividends and other provisions potentially imposed under the Exchange Agreements with PNC Preferred Funding Trust II and Trust III as described in the following Perpetual Trust Securities section and to other provisions similar to or in some ways more restrictive than those potentially imposed under those agreements. In April 2012, we redeemed all of the underlying capital securities of PNC Capital Trust D and Yardville Capital Trust III. The capital securities redeemed totaled $306 million. In May 2012, we redeemed all of the underlying capital securities of National City Capital Trust III, totaling $500 million. In July 2012, we redeemed all of the underlying capital securities of PNC Capital Trust E and National City Trust IV. The capital securities redeemed totaled $968 million. In December 2012, we redeemed all of the underlying capital securities of National City Preferred Capital Trust I. The capital securities totaled $500 million.

Table 115: Perpetual Trust Securities Summary

We have issued certain hybrid capital vehicles that currently qualify as capital for regulatory purposes.

Date	Entity (a)	Private Placement (b)	Rate	Trust Issuing Notes (c)
February 2008	PNC Preferred Funding LLC	$375 million	8.700%	PNC Preferred Funding Trust III (d)
March 2007	PNC Preferred Funding LLC	$500 million	6.113%	PNC Preferred Funding Trust II (e)
December 2006	PNC Preferred Funding LLC	$500 million	6.517%	PNC Preferred Funding Trust I (f)
(a)	PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on PNC’s Consolidated Balance Sheet.
(b)	Fixed-to-Floating Rate Non-cumulative Exchangeable Perpetual Trust Securities.
(c)	The trusts investments in the LLC’s preferred securities are characterized as a noncontrolling interest on our Consolidated Balance Sheet. This noncontrolling interest totaled approximately $1.3 billion at December 31, 2012.
(d)	Automatically exchangeable into a share of Series J Non-Cumulative Perpetual Preferred Stock of PNC (Series J Preferred Stock).
(e)	Automatically exchangeable into a share of Series I Non-Cumulative Perpetual Preferred Stock of PNC (Series I Preferred Stock).
(f)	Automatically exchangeable into a share of Series F Non-Cumulative Perpetual Preferred Stock of PNC Bank, N.A. (PNC Bank Preferred Stock).

These Trust Securities are automatically exchangeable as set forth above under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency.

See Note 27 Subsequent Events for additional discussion of our February 2013 announcement of our March 2013 redemption of REIT Preferred Securities issued by PNC Preferred Funding Trust III.

Table 116: Summary of Replacement Capital Covenants of Perpetual Trust Securities

Replacement Capital Covenant (a)	Trust	Description of Capital Covenants
Trust I RCC	PNC Preferred Funding Trust I	Neither we nor our subsidiaries (other than PNC Bank, N.A. and its subsidiaries) would purchase the Trust Securities, the LLC Preferred Securities or the PNC Bank Preferred Stock unless such repurchases or redemptions are made from proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the Trust I RCC.
Trust II RCC	PNC Preferred Funding Trust II	Until March 29, 2017, neither we nor our subsidiaries would purchase or redeem the Trust II Securities, the LLC Preferred Securities or the Series I Preferred Stock unless such repurchases or redemptions are made from proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the Trust II RCC.
(a)	As of December 31, 2012, each of the Trust I RCC and the Trust II RCC are for the benefit of holders of our $200 million of Floating Rate Junior Subordinated Notes issued in June 1998.

The PNC Financial Services Group, Inc. – Form 10-K    193

Table 117: Summary of Contractual Commitments of Perpetual Trust Securities

Trust	Description of Restrictions on Dividend Payments (c)
PNC Preferred Funding Trust I (a)	If full dividends are not paid in a dividend period, neither PNC Bank, N.A. nor its subsidiaries will declare or pay dividends or other distributions with respect to, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its equity capital securities during the next succeeding period (other than to holders of the LLC Preferred Securities and any parity equity securities issued by the LLC). (d)
PNC Preferred Funding Trust II (b)	If full dividends are not paid in a dividend period, PNC will not declare or pay dividends with respect to, or redeem, purchase or acquire, any of its equity capital securities during the next succeeding dividend period. (e)
PNC Preferred Funding Trust III (b)	If full dividends are not paid in a dividend period, PNC will not declare or pay dividends with respect to, or redeem, purchase or acquire, any of its equity capital securities during the next succeeding dividend period. (e)
(a)	Contractual commitments made by PNC Bank, N.A.
(b)	Contractual commitments made by PNC.
(c)	Applies to the applicable Trust Securities and the LLC Preferred Securities.
(d)	Except: (i) in the case of dividends payable to subsidiaries of PNC Bank, N.A., to PNC Bank, N.A. or another wholly-owned subsidiary of PNC Bank, N.A. or (ii) in the case of dividends payable to persons that are not subsidiaries of PNC Bank, N.A., to such persons only if, (A) in the case of a cash dividend, (PNC has first irrevocably committed to contribute amounts at least equal to such cash dividend or (B) in the case of in-kind dividends payable by PNC REIT Corp., PNC has committed to purchase such in-kind dividend from the applicable PNC REIT Corp. holders in exchange for a cash payment representing the market value of such in-kind dividend, and PNC has committed to contribute such in-kind dividend to PNC Bank, N.A.
(e)	Except for: (i) purchases, redemptions or other acquisitions of shares of capital stock of PNC in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) purchases of shares of common stock of PNC pursuant to a contractually binding requirement to buy stock existing prior to the commencement of the extension period, including under a contractually binding stock repurchase plan, (iii) any dividend in connection with the implementation of a shareholders’ rights plan, or the redemption or repurchase of any rights under any such plan, (iv) as a result of any exchange or conversion of any class or series of PNC’s capital stock for any other class or series of PNC’s capital stock, (v) the purchase of fractional interests in shares of PNC capital stock pursuant to the conversion or exchange provisions of such stock or the security being converted or exchanged or (vi) any stock dividends paid by PNC where the dividend stock is the same stock as that on which the dividend is being paid.

194    The PNC Financial Services Group, Inc. – Form 10-K

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

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. The nonqualified pension and postretirement benefit plans are unfunded. The Company reserves the right to terminate plans or make plan changes at any time.

PNC acquired RBC Bank (USA) during the first quarter of 2012. RBC Bank (USA) employees began to participate in PNC’s pension and 401(k) plans upon meeting the plan’s eligibility requirements. Some grandfathered employees will also be eligible for PNC’s postretirement medical benefits.

We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension plan follows.

Table 118: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2012	2011	2012	2011	2012	2011
Accumulated benefit obligation at end of year	$4,432	$4,095	$357	$289
Projected benefit obligation at beginning of year	$4,188	$3,803	$297	$290	$397	$393
National City acquisition					(1)	2
RBC Bank (USA) acquisition			52		13
Service cost	101	94	4	4	5	5
Interest cost	191	196	14	13	16	19
Actuarial (gains)/losses and changes in assumptions	358	304	28	15	(18)	(1)
Participant contributions					13	13
Federal Medicare subsidy on benefits paid					2	2
Early Retirement Reinsurance Program payments received					1	1
Benefits paid	(326)	(209)	(33)	(25)	(34)	(37)
Projected benefit obligation at end of year	$4,512	$4,188	$362	$297	$394	$397
Fair value of plan assets at beginning of year	$3,805	$3,991
Actual return on plan assets	530	23
Employer contribution			$33	$25	$19	$22
Participant contributions					13	13
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(326)	(209)	(33)	(25)	(34)	(37)
Fair value of plan assets at end of year	$4,009	$3,805
Funded status	$(503)	$(383)	$(362)	$(297)	$(394)	$(397)
Amounts recognized on the consolidated balance sheet
Current liability			(36)	(30)	(28)	(34)
Noncurrent liability	(503)	(383)	(326)	(267)	(366)	(363)
Liabilities recognized on the consolidated balance sheet	$(503)	$(383)	$(362)	$(297)	$(394)	$(397)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost (credit)	$(31)	$(39)	$1	$2	$(9)	$(11)
Net actuarial loss	1,110	1,087	93	71	37	54
Amount recognized in AOCI	$1,079	$1,048	$94	$73	$28	$43

The PNC Financial Services Group, Inc. – Form 10-K    195

At December 31, 2012, the fair value of the qualified pension plan assets was less than both the accumulated benefit obligation and the projected benefit obligation. The nonqualified pension plan is unfunded. Contributions from PNC and, in the case of postretirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy as shown in the table.

In March 2010, the Patient Protection and Affordable Care Act (PPACA) was enacted. Key aspects of the PPACA which are reflected in our financials include the excise tax on high-cost health plans beginning in 2018 and fees for the Transitional Reinsurance Program and the Patient-Centered Outcomes Fund. These provisions did not have a significant effect on our postretirement medical liability or cost. The Early Retiree Reinsurance Program (ERRP) was established by the PPACA. Congress appropriated funding of $5 billion for this temporary ERRP to provide financial assistance to employers, unions, and state and local governments to help them maintain coverage for early retirees age 55 and older who are not yet eligible for Medicare, including their spouses, surviving spouses, and dependents. PNC submitted an application for reimbursement from the ERRP in 2012 for the 2010 and 2011 plan years. In 2012, PNC received reimbursement of $.9 million related to the 2011 plan year and received reimbursement of $.6 million related to the 2010 plan year.

PNC PENSION PLAN ASSETS

Assets related to our qualified pension plan (the Plan) are held in trust (the Trust). Effective July 1, 2011, the trustee is The Bank of New York Mellon; prior to that date, the trustee was PNC Bank, National Association, (PNC Bank, N.A). The Trust is exempt from tax pursuant to section 501(a) of the Internal Revenue Code (the Code). The Plan is qualified under section 401(a) of the Code. Plan assets consist primarily of listed domestic and international equity securities, U.S. government and agency securities, corporate debt securities, and real estate investments. Plan assets as of December 31, 2011 included $11 million of PNC common stock. The Plan held no PNC common stock as of December 31, 2012.

The PNC Financial Services Group, Inc. Administrative Committee (the Administrative Committee) adopted the Pension Plan Investment Policy Statement, including target allocations and allowable ranges, on August 13, 2008. On February 25, 2010, the Administrative Committee amended the investment policy to include a dynamic asset allocation approach and also updated target allocation ranges for certain asset categories. On March 1, 2011, the Administrative Committee amended the investment policy to update the target allocation ranges for certain asset categories.

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

Under the dynamic asset allocation strategy, scenarios are outlined in which the Administrative Committee has the ability to make short to intermediate term asset allocation shifts based on factors such as the Plan’s funded status, the Administrative Committee’s view of return on equities relative to long term expectations, the Administrative Committee’s view on the direction of interest rates and credit spreads, and other relevant financial or economic factors which would be expected to impact the ability of the Trust to meet its obligation to beneficiaries. Accordingly, the allowable asset allocation ranges have been updated to incorporate the flexibility required by the dynamic allocation policy.

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

The asset strategy allocations for the Trust at the end of 2012 and 2011, and the target allocation range at the end of 2012, by asset category, are as follows.

Table 119: Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
PNC Pension Plan		2012	2011
Asset Category
Domestic Equity	20 - 40%	34%	41%
International Equity	10 - 25%	22%	21%
Private Equity	0 - 10%	3%	3%
Total Equity	40 - 70%	59%	65%
Domestic Fixed Income	20 - 40%	21%	20%
High Yield Fixed Income	0 - 15%	14%	12%
Total Fixed Income	20 - 55%	35%	32%
Real estate	0 - 10%	5%	3%
Other	0 - 5%	1%	0%
Total		100%	100%

196    The PNC Financial Services Group, Inc. – Form 10-K

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total Plan assets held as of December 31, 2012 for equity securities, fixed income securities, real estate and all other assets are 59%, 33%, 5%, and 3%, respectively.

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

The Administrative Committee selects investment managers for the Trust based on the contributions that their respective investment styles and processes are expected to make to the investment performance of the overall portfolio. The managers’ Investment Objectives and Guidelines, which are a part of each manager’s Investment Management Agreement, document performance expectations and each manager’s role in the portfolio. The Administrative Committee uses the Investment Objectives and Guidelines to establish, guide, control and measure the strategy and performance for each manager.

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

Where public market investment strategies may include the use of derivatives and/or currency management, language is incorporated in the managers’ guidelines to define allowable and prohibited transactions and/or strategies. Derivatives are typically employed by investment managers to modify risk/return characteristics of their portfolio(s), implement asset allocation changes in a cost-effective manner, or reduce transaction costs. Under the managers’ investment guidelines, derivatives may not be used solely for speculation or leverage. Derivatives are to be used only in circumstances where they offer the most efficient economic means of improving the risk/reward profile of the portfolio.

BlackRock receives compensation for providing investment management services. The Asset Management Group business segment also receives compensation for payor-related services, and received compensation for providing trustee/custodian services prior to July 1, 2011. Compensation for such services is paid by PNC and was not significant for 2012, 2011 or 2010. Non-affiliate service providers for the Trust are compensated from plan assets.

FAIR VALUE MEASUREMENTS

As further described in Note 9 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.

A description of the valuation methodologies used for assets measured at fair value follows. There have been no significant changes in the valuation methodologies used at December 31, 2012 compared with those in place at December 31, 2011:

•	Money market and mutual funds are valued at the net asset value of the shares held by the pension plan at year end.
•

U.S. government and agency securities, corporate debt, common stock and preferred stock are valued at the closing price reported on the active market on which the individual securities are traded. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Such securities are generally classified within level 2 of the valuation hierarchy but may be a level 3 depending on the level of liquidity and activity in the market for the security.

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

The PNC Financial Services Group, Inc. – Form 10-K    197

•

Limited partnerships are valued by investment managers based on recent financial information used to estimate fair value. Other investments held by the pension plan include derivative financial instruments and real estate, which are recorded at estimated fair value as determined by third-party appraisals and pricing models, and group annuity contracts, which are measured at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December  31, 2012 and 2011.

Table 120: Pension Plan Assets – Fair Value Hierarchy

	Fair Value Measurements Using:
In millions	December 31 2012 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1
Money market funds	92	90	$2
US government and agency securities	449	184	265
Corporate debt (a)	875		853	$22
Common stock	984	982	2
Preferred stock	15		15
Mutual funds	20	4	16
Interest in Collective Funds (b)	1,415		1,327	88
Limited partnerships	128	1		127
Other	30	2	28
Total	$4,009	$1,264	$2,508	$237

	Fair Value Measurements Using:
In millions	December 31 2011 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2	$2
Money market funds	137	135	$2
US government and agency securities	395	114	281
Corporate debt (a)	799		722	$77
Common stock	933	933
Preferred Stock	13	9	2	2
Mutual funds	37		37
Interest in Collective Funds (b)	1,314		937	377
Limited partnerships	130			130
Other	45	2	16	27
Total	$3,805	$1,195	$1,997	$613
(a)	Corporate debt includes $115 million and $106 million of non-agency mortgage-backed securities as of December 31, 2012 and 2011, respectively.
(b)	The benefit plans own commingled funds that invest in equity and fixed income securities. The commingled funds that invest in equity securities seek to mirror the performance of the S&P 500 Index, Russell 3000 Index, Morgan Stanley Capital International ACWI X US Index, and the Dow Jones U.S. Select Real Estate Securities Index. The commingled fund that holds fixed income securities invests in domestic investment grade securities and seeks to mimic the performance of the Barclays Aggregate Bond Index.

198    The PNC Financial Services Group, Inc. – Form 10-K

During 2012 there were transfers of corporate and preferred stocks from Level 1 to Level 2 and transfers of mutual funds from Level 2 to Level 1. These transfers were not material and have been reflected as if they were transfers between levels.

The following summarizes changes in the fair value of the pension plan’s Level 3 assets during 2012 and 2011.

Table 121: Rollforward of Pension Plan Level 3 Assets

In millions	Interest in Collective Funds	Corporate Debt	Limited Partnerships	Other	Preferred Stock
January 1, 2012	$377	$77	$130	$27	$2
Net realized gain/(loss) on sale of investments	5	(28)	2
Net unrealized gain/(loss) on assets held at end of year	(3)	20	(13)
Purchases	89	30	30
Sales	(12)	(65)	(22)		(2)
Transfers into Level 3		2
Transfers from Level 3	(368)	(14)		(27)
December 31, 2012	$88	$22	$127	$–	$–

In millions	Interest in Collective Funds	Corporate Debt	Limited Partnerships	Other	Preferred Stock
January 1, 2011	$370	$353	$75	$31
Net realized gain/(loss) on sale of investments	(1)	(9)	(6)	3
Net unrealized gain/(loss) on assets held at end of year	(19)	(12)	55	(4)	$(1)
Purchases	27	29	16	4	3
Sales		(184)	(10)	(7)
Transfers into Level 3		30
Transfers from Level 3		(130)
December 31, 2011	$377	$77	$130	$27	$2

The transfers of Interest in Collective Funds from Level 3 into Level 2 during 2012 resulted from changes in significant observable inputs as to the level of trading activity in these funds. The transfers of Corporate Debt and Other investments into and from Level 3 were due to changes in significant observable inputs during 2012.

The following table provides information regarding our estimated future cash flows related to our various plans.

Table 122: Estimated Cash Flows

	Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2013 employer contributions		$36	$29	$1
Estimated future benefit payments
2013	$263	$36	$29	$1
2014	277	35	34	1
2015	284	32	30	1
2016	290	30	30	1
2017	303	29	30	1
2018 – 2022	1,598	121	137	3

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. Although the Plan is underfunded as of December 31, 2012, PNC’s required qualified pension contribution for 2013 is expected to be zero based on the funding calculations under the Pension Protection Act of 2006. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions.

The PNC Financial Services Group, Inc. – Form 10-K    199

The components of net periodic benefit cost/(income) and other amounts recognized in Other comprehensive income (OCI) were as follows.

Table 123: Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net periodic cost consists of:
Service cost	$101	$94	$102	$4	$4	$3	$5	$7	$5
Interest cost	191	196	203	14	13	14	16	19	20
Expected return on plan assets	(284)	(298)	(285)
Amortization of prior service cost/(credit)	(8)	(8)	(8)				(3)	(3)	(3)
Amortization of actuarial (gain)/loss	89	19	34	6	5	3	(1)
Net periodic cost (benefit)	89	3	46	24	22	20	17	23	22
Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Amortization of prior service (cost)/credit	8	8	8				3	3	3
Current year actuarial loss/(gain)	112	579	(99)	27	15	11	(18)	(1)	21
Amortization of actuarial gain/(loss)	(89)	(19)	(34)	(6)	(5)	(3)		(1)
Total recognized in OCI	31	568	(125)	21	10	8	(15)	1	24
Total recognized in net periodic cost and OCI	$120	$571	$(79)	$45	$32	$28	$2	$24	$46

The weighted-average assumptions used (as of the beginning of each year) to determine the net periodic costs shown above were as follows.

Table 124: Net Periodic Costs – Assumptions

	Net Periodic Cost Determination
Year ended December 31	2012	2011	2010
Discount rate
Qualified pension	4.60%	5.20%	5.75%
Nonqualified pension	4.20	4.80	5.15
Postretirement benefits	4.40	5.00	5.40
Rate of compensation increase (average)	4.00	4.00	4.00
Assumed health care cost trend rate
Initial trend	8.00	8.00	8.50
Ultimate trend	5.00	5.00	5.00
Year ultimate reached	2019	2019	2014
Expected long-term return on plan assets	7.75	7.75	8.00

The weighted-average assumptions used (as of the end of each year) to determine year end obligations for pension and postretirement benefits were as follows.

Table 125: Other Pension Assumptions

	At December 31
Year ended December 31	2012	2011
Discount rate
Qualified pension	3.80%	4.60%
Nonqualified pension	3.45	4.20
Postretirement benefits	3.60	4.40
Rate of compensation increase (average)	4.00	4.00
Assumed health care cost trend rate
Initial trend	8.00	8.00
Ultimate trend	5.00	5.00
Year ultimate reached	2019	2019

The discount rates are determined independently for each plan by comparing the expected future benefits that will be paid under each plan with yields available on high quality corporate bonds of similar duration. For this analysis, 10% of bonds with the highest yields and 40% with the lowest yields were removed from the bond universe.

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. We review this assumption at each measurement date and adjust it if warranted. This assumption will be changed from 7.75% to 7.50% for determining 2013 net periodic cost.

200    The PNC Financial Services Group, Inc. – Form 10-K

The health care cost trend rate assumptions shown in the preceding tables relate only to the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects.

Table 126: Effect of One Percent Change in Assumed Health Care Cost

Year ended December 31, 2012
In millions	Increase	Decrease
Effect on total service and interest cost	$1	$(1)
Effect on year end benefit obligation	$11	$(11)

Unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI each December 31, with amortization of these amounts through net periodic benefit cost. The estimated amounts that will be amortized in 2013 are as follows.

Table 127: Estimated Amortization of Unamortized Actuarial Gains and Losses – 2013

	2013 Estimate
Year ended December 31 In millions	Qualified Pension	Nonqualified Pension	Postretirement Benefits
Prior service (credit)	$(8)		$(3)
Net actuarial loss	86	$8
Total	$78	$8	$(3)

DEFINED CONTRIBUTION PLANS

We have a qualified defined contribution plan that covers all eligible PNC employees. Effective January 1, 2010, the employer matching contribution under the PNC Incentive Savings Plan was reduced from a maximum of 6% to 4% of a participant’s eligible compensation. Certain changes to the plan’s eligibility and vesting requirements also became effective January 1, 2010. Employees hired prior to January 1, 2010 became 100% vested immediately, while employees hired on or after January 1, 2010 become vested 100% after three years of service. Employee benefits expense related to defined contribution plans was $111 million in 2012, $105 million in 2011 and $90 million in 2010. We measure employee benefits expense as the fair value of the shares and cash contributed to the plan by PNC.

Under the PNC Incentive Savings Plan, employee contributions up to 4% of eligible compensation as defined by the plan are matched 100%, subject to Code limitations. PNC will contribute a minimum matching contribution of $2,000 to employees who contribute at least 4% of eligible compensation every pay period during the year. This amount is prorated for certain employees, including part-time employees and those who are eligible for the company match for less than a full year. Additionally, for participants who meet the annual deferral limit or the annual compensation limit before the end of a calendar year, PNC makes a true-up matching contribution to ensure that such participants receive the full company match available. Effective January 1, 2012, in the case of both the minimum and true-up matching contributions, eligible employees must remain employed on the last day of the applicable plan year in order to receive the contribution. Minimum matching contributions made with respect to the 2011 and 2012 plan years are immediately 100% vested. The plan is a 401(k) Plan and includes a stock ownership (ESOP) feature. Employee contributions are invested in a number of mutual fund investment options available under the plan at the direction of the employee. Although employees were also historically permitted to direct the investment of their contributions into the PNC common stock fund, this fund was frozen to future investments of such contributions effective January 1, 2010. All shares of PNC common stock held by the plan are part of the ESOP. Effective January 1, 2011, employer matching contributions were made in cash.

We also maintain a nonqualified supplemental savings plan for certain employees, known as The PNC Financial Services Group, Inc. Supplemental Incentive Savings Plan. Effective January 1, 2012, the Supplemental Incentive Savings Plan was frozen to new participants and for any deferrals of amounts earned on or after such date. It was replaced by a new plan called The PNC Financial Services Group, Inc. Deferred Compensation and Incentive Plan (DCIP).

The PNC Financial Services Group, Inc. – Form 10-K    201

NOTE 16 STOCK BASED COMPENSATION PLANS

We have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of December 31, 2012, no stock appreciation rights were outstanding. Total compensation expense recognized related to all share-based payment arrangements during 2012, 2011 and 2010 was approximately $101 million, $103 million and $107 million, respectively.

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

We used the following assumptions in the option pricing models to determine 2012, 2011 and 2010 option expense:

•	The risk-free interest rate is based on the US Treasury yield curve,
•

The dividend yield typically represents average yields over the previous three-year period, however starting with the grants made after the first quarter of 2009, we used a yield indicative of our current dividend rate,

•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted-average of historical option activity.

Table 128: Option Pricing Assumptions

Weighted-average for the year ended December 31	2012	2011	2010
Risk-free interest rate	1.1%	2.8%	2.9%
Dividend yield	2.3	0.6	0.7
Volatility	35.1	34.7	32.7
Expected life	5.9 yrs.	5.9 yrs.	6.0 yrs.
Grant date fair value	$16.22	$22.82	$19.54

Table 129: Stock Option Rollforward

	PNC		PNC Options Converted From National City		Total
Year ended December 31, 2012 In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1	17,490	$54.48	949	$684.40	18,439	$86.90
Granted	461	60.70			461	60.70
Exercised	(2,496)	47.48			(2,496)	47.48
Cancelled	(638)	62.24	(202)	696.36	(840)	214.70
Outstanding, December 31	14,817	$55.52	747	$681.16	15,564	$85.55	5.0 years	$105,159
Vested and expected to vest, December 31 (a)	14,793	$55.51	747	$681.16	15,540	$85.59	5.0 years	$105,158
Exercisable, December 31	12,012	$54.15	747	$681.16	12,759	$90.86	4.6 years	$102,539
(a)	Adjusted for estimated forfeitures on unvested options.

202    The PNC Financial Services Group, Inc. – Form 10-K

To determine stock-based compensation expense, the grant-date fair value is applied to the options granted with a reduction for estimated forfeitures. We recognize compensation expense for stock options on a straight-line basis over the pro rata vesting period.

At December 31, 2011 and 2010, options for 12,337,000 and 13,397,000 shares of common stock were exercisable at a weighted-average price of $106.08 and $118.21, respectively. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $37 million, $4 million and $5 million.

Cash received from option exercises under all Incentive Plans for 2012, 2011 and 2010 was approximately $118 million, $41 million and $15 million, respectively. The actual tax benefit realized for tax deduction purposes from option exercises under all Incentive Plans for 2012, 2011 and 2010 was approximately $41 million, $14 million and $5 million, respectively.

There were no options granted in excess of market value in 2012, 2011 or 2010. Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plans were 29,192,854 at December 31, 2012. Total shares of PNC common stock authorized for future issuance under equity compensation plans totaled 30,537,674 shares at December 31, 2012, which includes shares available for issuance under the Incentive Plans and the Employee Stock Purchase Plan (ESPP) as described below.

During 2012, we issued approximately 1.7 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize primarily treasury stock for any future stock option exercises. Awards granted to non-employee directors in 2012, 2011 and 2010 include 25,620, 27,090 and 29,040 deferred stock units, respectively, awarded under the Outside Directors Deferred Stock Unit Plan. A deferred stock unit is a phantom share of our common stock, which requires liability accounting treatment until such awards are paid to the participants as cash. As there are no vesting or service requirements on these awards, total compensation expense is recognized in full on awarded deferred stock units on the date of grant.

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

Beginning in 2012, we incorporated several risk-related performance changes to certain incentive compensation programs. In addition to achieving certain financial performance metrics relative to our peers, the final payout amount will be subject to a negative adjustment if PNC fails to meet certain risk-related performance metrics as specified in the award agreement. However, the P&CC has the discretion to reduce any or all of this negative adjustment under certain circumstances. These awards have a three-year performance period and are payable in either stock or a combination of stock and cash. Additionally, performance-based restricted share units were granted in 2012 to certain of our executives in lieu of stock options, with generally the same terms and conditions as the 2011 awards of the same.

The weighted-average grant-date fair value of incentive/performance unit share awards and restricted stock/unit awards granted in 2012, 2011 and 2010 was $60.68, $63.25 and $54.59 per share, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.

Table 130: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Unit Shares	Weighted- Average Grant Date Fair Value
December 31, 2011	830	$61.68	2,512	$54.87
Granted	465	60.70	1,534	60.67
Vested	(100)	64.21	(831)	45.47
Forfeited	(76)	60.27	(154)	60.51
December 31, 2012	1,119	$61.14	3,061	$60.04

In the chart above, the unit shares and related weighted-average grant-date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

At December 31, 2012, there was $86 million of unrecognized deferred compensation expense related to nonvested share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized as expense over a period of no longer than five years. The total fair value of incentive/performance unit share and restricted stock/unit awards vested during 2012, 2011 and 2010 was approximately $55 million, $52 million and $39 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-K    203

LIABILITY AWARDS

We granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of December 31, 2012, there were 804,389 of these cash-payable restricted share units outstanding.

A summary of all nonvested, cash-payable restricted share unit activity follows:

Table 131: Nonvested Cash-Payable Restricted Share Unit – Rollforward

In thousands	Nonvested Cash- Payable Restricted Share Units	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,052
Granted	543
Vested	(652)
Forfeited	(23)
Outstanding at December 31, 2012	920	$53,631

The total of all share-based liability awards paid out during 2012, 2011 and 2010 was approximately $39 million, $34 million and $9 million, respectively.

EMPLOYEE STOCK PURCHASE PLAN

As of December 31, 2012, our ESPP had approximately 1.3 million shares available for issuance. Full-time employees with six months and part-time employees with 12 months of continuous employment with a participating PNC entity are eligible to participate in the ESPP at the commencement of the next six-month offering period. Eligible participants may purchase our common stock at 95% of the fair market value on the last day of each six-month offering period. No charge to earnings is recorded with respect to the ESPP.

Table 132: Employee Stock Purchase Plan – Summary

Year ended December 31	Shares Issued	Purchase Price Per Share
2012	183,892	$58.05 and $55.39
2011	165,408	56.63 and 54.79
2010	147,177	53.68 and 57.68

BLACKROCK LTIP AND EXCHANGE AGREEMENTS

BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. At that time, PNC agreed to transfer up to 4 million shares of BlackRock common stock to fund a portion of the 2002 LTIP program and future LTIP programs approved by BlackRock’s board of directors, subject to certain conditions and limitations. Approximately 1.1 million shares of BlackRock common stock were transferred by PNC and distributed to LTIP participants in connection with the 2002 LTIP program.

As previously reported, PNC entered into an Exchange Agreement with BlackRock on December 26, 2008. On that same date, BlackRock entered into an Exchange Agreement with Merrill Lynch in anticipation of the consummation of the merger of Bank of America Corporation and Merrill Lynch that occurred on January 1, 2009. The PNC and Merrill Lynch Exchange Agreements restructured PNC’s and Merrill Lynch’s respective ownership of BlackRock common and preferred equity. The transactions that resulted from our agreement restructured PNC’s ownership of BlackRock equity without altering, to any meaningful extent, PNC’s economic interest in BlackRock. PNC continues to be subject to the limitations on its voting rights in its existing agreements with BlackRock.

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

For the 2007 LTIP programs, BlackRock achieved the earnings performance goals as required and the awards vested on September 29, 2011. On that date, PNC transferred approximately 1.3 million shares of BlackRock Series C Preferred Stock to BlackRock. Upon transfer, Other assets and Other liabilities on our Consolidated Balance Sheet were reduced by $172 million, representing the fair value of the shares transferred.

On January 31, 2013, we transferred an additional 205,350 shares to BlackRock in connection with our obligation. After this transfer, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock which are available to fund our obligation in connection with the BlackRock LTIP programs.

PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 9 Fair Value.

204    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 17 FINANCIAL DERIVATIVES

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

The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $54 million for 2012 compared with net losses of $17 million for 2011 and net losses of $31 million for 2010.

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest receipts on the loans. In the 12 months that follow December 31, 2012, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income net derivative gains of $264 million pretax, or $171 million after-tax, in association with interest receipts on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2012. The maximum length of time over which forecasted loan cash flows are hedged is 8 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow December 31, 2012, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $78 million pretax, or $51 million after-tax, as adjustments of yield on investment securities. The maximum length of time we are hedging forecasted purchases is three months. With respect to forecasted sale of securities, there were no amounts in Accumulated other comprehensive income at December 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-K    205

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During 2012 and 2011, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur. The amount of cash flow hedge ineffectiveness recognized in income for 2012 and 2011 was not material to PNC’s results of operations.

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

During 2012 and 2011, there was no net investment hedge ineffectiveness.

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

Our residential mortgage banking activities consist of originating, selling and servicing mortgage loans. Residential mortgage loans that will be sold in the secondary market, and the related loan commitments, which are considered derivatives, are accounted for at fair value. Changes in the fair value of the loans and commitments due to interest rate risk are hedged with forward contracts to sell mortgage-backed securities, as well as US Treasury and Eurodollar futures and options. Gains and losses on the loans and commitments held for sale and the derivatives used to economically hedge them are included in Residential mortgage noninterest income on the Consolidated Income Statement.

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

The derivatives portfolio also includes derivatives used for other risk management activities. These derivatives are entered into based on stated risk management objectives and include credit default swaps (CDS) used to mitigate the risk of economic loss on a portion of our loan exposure. We also sold loss protection to mitigate the net premium cost and the impact of mark-to-market accounting on CDS purchases to hedge the loan portfolio. The fair values of these derivatives typically are based on related credit spreads. Gains and losses on the derivatives entered into for other risk management are included in Other noninterest income.

206    The PNC Financial Services Group, Inc. – Form 10-K

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

In connection with sales of a portion of our Visa Class B common shares in 2012, we entered into swap agreements with the purchaser in which we will make or receive payments based on subsequent changes in the conversion rate of Class B into Class A common shares and to make payments calculated by reference to the market price of the Class A common shares. The fair value of the swaps, included in Other liabilities on our Consolidated Balance Sheet, was $43 million at December 31, 2012.

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

We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions. At December 31, 2012, we held cash, U.S. government securities and mortgage-backed securities totaling $1.2 billion under these agreements. We pledged cash and U.S. government securities of $978 million under these agreements. To the extent not netted against derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2012 was $1.1 billion for which PNC had posted collateral of $942 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2012, would be an additional $139 million.

The PNC Financial Services Group, Inc. – Form 10-K    207

Table 133: Derivatives Total Notional or Contractual Amounts and Fair Values

	December 31, 2012			December 31, 2011
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges:
Receive fixed swaps (c)	$13,428	$504		$13,902	$529
Forward purchase commitments	250	1		2,733	43
Subtotal	$13,678	$505		$16,635	$572
Fair value hedges:
Receive fixed swaps (c)	$12,394	$1,365		$10,476	$1,316
Pay fixed swaps (c) (d)	2,319	2	$144	1,797		$116
Subtotal	$14,713	$1,367	$144	$12,273	$1,316	$116
Foreign exchange contracts:
Net investment hedge	879		8	326
Total derivatives designated as hedging instruments	$29,270	$1,872	$152	$29,234	$1,888	$116
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$59,607	$2,204	$1,790	$98,406	$3,127	$2,673
Swaptions	5,890	209	119	10,312	216	167
Futures (e)	49,816			63,616
Future options	34,350	5	2	8,000
Mortgage-backed securities commitments	3,429	3	1	5,287	47	14
Subtotal	$153,092	$2,421	$1,912	$185,621	$3,390	$2,854
Loan sales
Interest rate contracts:
Futures (e)	$702			$634
Bond options	900	$3		1,250	$3
Mortgage-backed securities commitments	8,033	5	$14	5,840	16	$39
Residential mortgage loan commitments	4,092	85		3,646	49
Subtotal	$13,727	$93	$14	$11,370	$68	$39
Subtotal	$166,819	$2,514	$1,926	$196,991	$3,458	$2,893
Derivatives used for commercial mortgage banking activities
Interest rate contracts:
Swaps	$1,222	$56	$84	$1,180	$43	$77
Swaptions				450	3
Futures (e)	2,030
Commercial mortgage loan commitments	1,259	12	9	995	8	3
Subtotal	$4,511	$68	$93	$2,625	$54	$80
Credit contracts:
Credit default swaps	95	2		95	5
Subtotal	$4,606	$70	$93	$2,720	$59	$80

208    The PNC Financial Services Group, Inc. – Form 10-K

	December 31, 2012			December 31, 2011
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$127,567	$3,869	$3,917	$122,088	$3,649	$3,863
Caps/floors – Sold	4,588		1	5,861		6
Caps/floors – Purchased	4,187	21		5,601	19
Swaptions	2,285	82	35	1,713	136	73
Futures (e)	9,113			6,982
Mortgage-backed securities commitments	1,736	2	2	487		1
Subtotal	$149,476	$3,974	$3,955	$142,732	$3,804	$3,943
Foreign exchange contracts	10,737	126	112	11,920	231	222
Equity contracts	105	1	3	184	5	8
Credit contracts:
Risk participation agreements	3,530	5	6	3,259	6	5
Subtotal	$163,848	$4,106	$4,076	$158,095	$4,046	$4,178
Derivatives used for other risk management activities:
Interest rate contracts:
Swaps	$601	$4		$1,704	$5	$39
Swaptions				225	1
Futures (e)	274			1,740
Subtotal	$875	$4		$3,669	$6	$39
Foreign exchange contracts	17		$3	25		4
Equity contracts	8	2	2
Credit contracts:
Credit default swaps	15			209	6
Other contracts (f)	898		358	386		296
Subtotal	$1,813	$6	$363	$4,289	$12	$339
Total derivatives not designated as hedging instruments	$337,086	$6,696	$6,458	$362,095	$7,575	$7,490
Total Gross Derivatives	$366,356	$8,568	$6,610	$391,329	$9,463	$7,606
Less: Legally enforceable master netting agreements		5,107	5,107		6,052	6,052
Less: Cash collateral		1,031	914		1,051	843
Total Net Derivatives		$2,430	$589		$2,360	$711
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 51% were based on 1-month LIBOR and 49% on 3-month LIBOR at December 31, 2012 compared with 57% and 43%, respectively, at December 31, 2011.
(d)	Includes zero-coupon swaps.
(e)	Futures contracts settle in cash daily and therefore, no derivative asset or liability is recognized on our Consolidated Balance Sheet.
(f)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs, a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate, and the swaps entered into in connection with sales of a portion of Visa Class B common shares in 2012.

The PNC Financial Services Group, Inc. – Form 10-K    209

Gains (losses) on derivative instruments and related hedged items follow:

Table 134: Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			December 31, 2012		December 31, 2011
Year ended In millions			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	US Treasury and Government Agencies Securities	Investment securities (interest income)	$(26)	$23	$(153)	$162
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(1)	1	(23)	23
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	(30)	(9)	214	(229)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	68	(80)	265	(276)
Total			$11	$(65)	$303	$(320)

Table 135: Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Year ended In millions	Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion) (a)
	Amount	Location	Amount	Location	Amount
December 31, 2012 Interest rate contracts	$312	Interest income	$456	Interest income
		Noninterest income	76
December 31, 2011 Interest rate contracts	$805	Interest income	$455	Interest income
		Noninterest income	43
(a)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

Table 136: Derivatives Designated in GAAP Hedge Relationships – Net Investment Hedges (a)

Year ended In millions	Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)
December 31, 2012 Foreign exchange contracts	$(27)
(a)	The loss recognized in Accumulated other comprehensive income was less than $1 million as of December 31, 2011.

210    The PNC Financial Services Group, Inc. – Form 10-K

Gains (losses) on derivative instruments not designated in hedge relationships:

Table 137: Gains (Losses) on Derivatives Not Designated as Hedging Instruments under GAAP

	Year ended December 31
In millions	2012	2011
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$269	$571
Loan sales
Interest rate contracts	127	54
Gains (losses) included in residential mortgage banking activities (a)	$396	$625
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$35	$5
Credit contracts (c)	(3)	6
Gains (losses) from commercial mortgage banking activities	$32	$11
Derivatives used for customer-related activities:
Interest rate contracts	$106	$78
Foreign exchange contracts	83	104
Equity contracts	(4)	(3)
Credit contracts	(3)	2
Gains (losses) from customer-related activities (c)	$182	$181
Derivatives used for other risk management activities:
Interest rate contracts	$(11)	$(43)
Foreign exchange contracts	(2)	(2)
Credit contracts	(1)	(1)
Other contracts (d)	(94)	11
Gains (losses) from other risk management activities (c)	$(108)	$(35)
Total gains (losses) from derivatives not designated as hedging instruments	$502	$782
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs, a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate, and the swaps entered into in connection with sales of a portion of Visa Class B common shares in 2012.

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

The PNC Financial Services Group, Inc. – Form 10-K    211

Table 138: Credit Default Swaps

	December 31, 2012			December 31, 2011
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Sold (a)
Single name				$45	$2	1.8
Index traded				49		2.0
Total				$94	$2	1.9
Credit Default Swaps – Purchased
Single name	$50		5.8	$150	$5	3.8
Index traded	60	$2	36.1	60	4	37.2
Total	$110	$2	22.4	$210	$9	13.3
Total	$110	$2	22.4	$304	$11	9.8
(a)	There were no credit default swaps sold as of December 31, 2012.

The notional amount of these credit default swaps by credit rating follows:

Table 139: Credit Ratings of Credit Default Swaps

Dollars in millions	December 31 2012	December 31 2011
Credit Default Swaps – Sold (a)
Investment grade (b)		$84
Subinvestment grade (c)		10
Total		$94
Credit Default Swaps – Purchased
Investment grade (b)	$95	$145
Subinvestment grade (c)	15	65
Total	$110	$210
Total	$110	$304
(a)	There were no credit default swaps sold as of December 31, 2012.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps follow:

Table 140: Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage-backed securities	Loans
December 31, 2012	32%	54%	14%
December 31, 2011	59%	20%	21%

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

Table 141: Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Estimated Net Fair Value	Weighted-Average Remaining Maturity In Years
December 31, 2012	$2,053	$(6)	6.6
December 31, 2011	$1,568	$(5)	7.5

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Table 142: Internal Credit Ratings of Risk Participation Agreements Sold

	December 31 2012	December 31 2011
Pass (a)	99%	99%
Below pass (b)	1%	1%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at December 31, 2012, the exposure from these agreements would be $143 million based on the fair value of the underlying swaps, compared with $145 million at December 31, 2011.

212    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 18 EARNINGS PER SHARE

Table 143: Basic and Diluted Earnings per Common Share

In millions, except per share data	2012	2011	2010
Basic
Net income from continuing operations	$3,001	$3,071	$3,024
Less:
Net income (loss) attributable to noncontrolling interests	(12)	15	(15)
Preferred stock dividends and discount accretion and redemptions	181	58	401
Dividends and undistributed earnings allocated to nonvested restricted shares	14	12	10
Net income from continuing operations attributable to basic common shares	$2,818	$2,986	$2,628
Net income from discontinued operations attributable to common shares			372
Net income attributable to basic common shares	$2,818	$2,986	$3,000
Basic weighted-average common shares outstanding	526	524	517
Basic earnings per common share from continuing operations	$5.36	$5.70	$5.08
Basic earnings per common share from discontinued operations			.72
Basic earnings per common share (a)	$5.36	$5.70	$5.80
Diluted
Net income from continuing operations attributable to basic common shares	$2,818	$2,986	$2,628
Less:
BlackRock common stock equivalents	14	19	17
Net income from continuing operations attributable to diluted common shares	$2,804	$2,967	$2,611
Net income from discontinued operations attributable to common shares			372
Net income attributable to diluted common shares	$2,804	$2,967	$2,983
Basic weighted-average common shares outstanding	526	524	517
Dilutive potential common shares (b) (c)	3	2	3
Diluted weighted-average common shares outstanding	529	526	520
Diluted earnings per common share from continuing operations	$5.30	$5.64	$5.02
Diluted earnings per common share from discontinued operations			.72
Diluted earnings per common share (a)	$5.30	$5.64	$5.74
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(b)	Excludes number of stock options considered to be anti-dilutive of 4 million for 2012, 8 million for 2011 and 11 million for 2010.
(c)	Excludes number of warrants considered to be anti-dilutive of 17 million for 2012, 17 million for 2011 and 22 million for 2010.

The PNC Financial Services Group, Inc. – Form 10-K    213

NOTE 19 EQUITY

PREFERRED STOCK

The following table provides the number of preferred shares issued and outstanding, the liquidation value per share and the number of authorized preferred shares that are available for future use.

Table 144: Preferred Stock – Authorized, Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2012	2011
Authorized
$1 par value		16,588	16,588
Issued and outstanding
Series B	$40	1	1
Series K	10,000	50	50
Series L	100,000	2	2
Series O	100,000	10	10
Series P	100,000	15
Series Q	100,000	5
Total issued and outstanding		83	63

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

Our Series P preferred stock was issued on April 24, 2012, when we issued 60 million depositary shares, each representing a 1/4,000th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P for gross proceeds before commissions and expenses of $1.5 billion. Dividends are payable when, as, and if declared by our board of directors or an authorized committee of our board, quarterly on February 1, May 1, August 1 and November 1 of each year. Dividends are paid for each dividend period to, but excluding, May 1, 2022 at a rate of 6.125% and for each dividend period from and including May 1, 2022 at a rate of three-month LIBOR plus 4.0675% per annum. The Series P preferred stock is redeemable at our option on or after May 1, 2022 and at our option within 90 days of a regulatory capital treatment event as defined in the designations.

Our Series Q preferred stock was issued on September 21, 2012, when we issued 18 million depositary shares, each representing a 1/4,000th interest in a share of our 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q for gross proceeds before commissions and expenses of $450 million. Dividends are payable when, as, and if declared by our board of directors or an authorized committee of our board, quarterly on March 1, June 1, September 1 and December 1 of each year at a rate of 5.375%. The Series Q preferred stock is redeemable at our option on or after December 1, 2017 and at our option within 90 days of a regulatory capital treatment event as defined in the designations. We issued additional Series Q Preferred Stock on October 9, 2012, in connection with the issuance of an additional 1.2 million depositary shares for gross proceeds before commissions and expenses of $30 million, when the underwriters exercised a portion of their over-allotment option.

We have authorized but unissued Series H, I, and J preferred stock. As described in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities, under the terms of two of the hybrid capital vehicles we issued that currently qualify as capital for regulatory purposes (the Trust

214    The PNC Financial Services Group, Inc. – Form 10-K

II Securities and the Trust III Securities), these Trust Securities are automatically exchangeable into shares of PNC preferred stock (Series I and Series J, respectively) in each case under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency. The Series preferred stock of PNC REIT Corp. is also automatically exchangeable under similar conditions into shares of PNC Series H preferred stock.

As a part of the National City transaction, we established the PNC Non-Cumulative Perpetual Preferred Stock, Series M (the Series M Preferred Stock), which mirrored in all material respects the former National City Non-Cumulative Perpetual Preferred Stock, Series E. On December 10, 2012, PNC issued $500.1 million (5,001 shares) of the Series M Preferred Stock as required under a Stock Purchase Contract Agreement between PNC and National City Preferred Capital Trust I (the “Trust”) dated January 30, 2008. PNC immediately redeemed all $500.1 million of the Series M Preferred Stock from the Trust and the Trust in turn redeemed all $500.0 million outstanding of its 12% Fixed-to-Floating Rate Normal APEX and all $.1 million of its Common Securities.

The replacement capital covenants with respect to the Normal APEX Securities, our Series M shares and our 6,000,000 of Depositary Shares (each representing 1/4,000th of an interest in a share of our 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L) were terminated on November 5, 2010 as a result of a successful consent solicitation.

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

OTHER SHAREHOLDERS’ EQUITY MATTERS

We have a dividend reinvestment and stock purchase plan. Holders of preferred stock and PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were: 422,642 shares in 2012, 379,459 shares in 2011 and 149,088 shares in 2010.

At December 31, 2012, we had reserved approximately 108.4 million common shares to be issued in connection with certain stock plans and the conversion of certain debt and equity securities.

Effective October 4, 2007, our Board of Directors approved a stock repurchase program to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. A maximum of 21.551 million shares remained available for repurchase under this program at December 31, 2012. This program will remain in effect until fully utilized or until modified, superseded or terminated. We repurchased 3.2 million shares in 2012 and did not repurchase any shares during 2011 or 2010 under this program.

The PNC Financial Services Group, Inc. – Form 10-K    215

NOTE 20 OTHER COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows (in millions):

Table 145: Other Comprehensive Income

	Pretax	Tax	After-tax
Net unrealized gains on non-OTTI securities
Balance at December 31, 2009	$(1,207)	$447	$(760)
2010 activity
Cumulative effect of adopting FASB ASU 2009-17, Consolidations	(20)	7	(13)
Decrease in net unrealized losses for non-OTTI securities	1,803	(665)	1,138
Less: net gains realized in net income	426	(156)	270
Net unrealized gains on non-OTTI securities	1,357	(502)	855
Balance at December 31, 2010	150	(55)	95
2011 activity
Increase in net unrealized gains for non-OTTI securities	1,232	(451)	781
Less: net gains realized in net income	284	(104)	180
Net unrealized gains on non-OTTI securities	948	(347)	601
Balance at December 31, 2011	1,098	(402)	696
2012 activity
Increase in net unrealized gains for non-OTTI securities	970	(356)	614
Less: net gains realized in net income	210	(77)	133
Net unrealized gains on non-OTTI securities	760	(279)	481
Balance at December 31, 2012	$1,858	$(681)	$1,177
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2009	$(1,296)	$480	$(816)
2010 activity
Net increase in OTTI losses on debt securities	(50)	14	(36)
Less: Net OTTI losses realized in net income	(325)	119	(206)
Net unrealized gains (losses) on OTTI securities	275	(105)	170
Balance at December 31, 2010	(1,021)	375	(646)

	Pretax	Tax	After-tax
2011 activity
Net increase in OTTI losses on debt securities	(331)	121	(210)
Less: Net losses realized on sales of securities	(34)	12	(22)
Less: Net OTTI losses realized in net income	(152)	56	(96)
Net unrealized gains (losses) on OTTI securities	(145)	53	(92)
Balance at December 31, 2011	(1,166)	428	(738)
2012 activity
Net decrease in OTTI losses on debt securities	854	(313)	541
Less: Net losses realized on sales of securities	(6)	2	(4)
Less: Net OTTI losses realized in net income	(111)	41	(70)
Net unrealized gains (losses) on OTTI securities	971	(356)	615
Balance at December 31, 2012	$(195)	$72	$(123)
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2009	$263	$(97)	$166
2010 activity
Increase in net unrealized gains on cash flow hedge derivatives	948	(347)	601
Less: net gains realized in net income	387	(142)	245
Net unrealized gains (losses) on cash flow hedge derivatives	561	(205)	356
Balance at December 31, 2010	824	(302)	522
2011 activity
Increase in net unrealized gains on cash flow hedge derivatives	805	(294)	511
Less: net gains realized in net income	498	(182)	316
Net unrealized gains (losses) on cash flow hedge derivatives	307	(112)	195
Balance at December 31, 2011	1,131	(414)	717
2012 activity
Increase in net unrealized gains on cash flow hedge derivatives	312	(114)	198
Less: net gains realized in net income	532	(195)	337
Net unrealized gains (losses) on cash flow hedge derivatives	(220)	81	(139)
Balance at December 31, 2012	$911	$(333)	$578

216    The PNC Financial Services Group, Inc. – Form 10-K

	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2009	$(858)	$316	$(542)
2010 Activity	260	(98)	162
Balance at December 31, 2010	(598)	218	(380)
2011 Activity	(593)	218	(375)
Balance at December 31, 2011	(1,191)	436	(755)
2012 Activity	(35)	13	(22)
Balance at December 31, 2012	$(1,226)	$449	$(777)
Other (a)
Balance at December 31, 2009	$(27)	$17	$(10)
2010 Activity
Foreign currency translation adjustments	(18)	6	(12)
BlackRock deferred tax adjustments		1	1
SBA I/O strip valuation adjustments	(2)	1	(1)
Total 2010 activity	(20)	8	(12)
Balance at December 31, 2010	(47)	25	(22)
2011 Activity
Foreign currency translation adjustments	(4)	1	(3)
Total 2011 activity	(4)	1	(3)
Balance at December 31, 2011	(51)	26	(25)
2012 Activity
Foreign currency translation adjustments	10	(3)	7
BlackRock deferred tax adjustments		(3)	(3)
Total 2012 activity	10	(6)	4
Balance at December 31, 2012	$(41)	$20	$(21)
(a)	Consists of foreign currency translation adjustments, deferred tax adjustments on BlackRock’s other comprehensive income, and for 2010 interest-only strip valuation adjustments.

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

Table 146: Accumulated Other Comprehensive Income (Loss) Components

	2012		2011
At December 31 – In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains on non-OTTI securities	$1,858	$1,177	$1,098	$696
Net unrealized gains (losses) on OTTI securities	(195)	(123)	(1,166)	(738)
Net unrealized gains (losses) on cash flow hedge derivatives	911	578	1,131	717
Pension and other postretirement benefit plan adjustments	(1,226)	(777)	(1,191)	(755)
Other	(41)	(21)	(51)	(25)
Accumulated other comprehensive income (loss)	$1,307	$834	$(179)	$(105)

NOTE 21 INCOME TAXES

The components of income taxes from continuing operations are as follows:

Table 147: Income Taxes from Continuing Operations

Year ended December 31 In millions	2012	2011	2010
Current
Federal	$343	$191	$(207)
State	29	(33)	43
Total current	372	158	(164)
Deferred
Federal	522	783	1,193
State	48	57	8
Total deferred	570	840	1,201
Total	$942	$998	$1,037

Significant components of deferred tax assets and liabilities are as follows:

Table 148: Deferred Tax Assets and Liabilities

December 31 – in millions	2012	2011
Deferred tax assets
Allowance for loan and lease losses	$1,681	$1,896
Compensation and benefits	790	677
Unrealized losses on loans	284	7
Loss and credit carryforward	766	243
Residential mortgage repurchase reserves	231	32
Other	1,254	998
Total gross deferred tax assets	5,006	3,853
Valuation allowance	(54)	(14)
Total deferred tax assets	4,952	3,839
Deferred tax liabilities
Leasing	1,396	1,150
Goodwill and intangibles	363	431
Fixed assets	398	256
Net unrealized gains on securities and financial instruments	939	389
BlackRock basis difference	1,874	1,736
Other	543	1,015
Total deferred tax liabilities	5,513	4,977
Net deferred tax liability	$561	$1,138

The PNC Financial Services Group, Inc. – Form 10-K    217

A reconciliation between the statutory and effective tax rates follows:

Table 149: Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from
State taxes net of federal benefit	1.3	.4	.8
Tax-exempt interest	(2.4)	(1.7)	(1.3)
Life insurance	(2.3)	(2.0)	(1.8)
Dividend received deduction	(1.7)	(1.6)	(1.4)
Tax credits	(6.5)	(5.1)	(4.3)
IRS letter ruling and settlements			(2.5)
Other	.5	(0.5)	1.0
Effective tax rate	23.9%	24.5%	25.5%

The net operating loss carryforwards at December 31, 2012 and 2011 follow:

Table 150: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	December 31 2012	December 31 2011
Net Operating Loss Carryforwards:
Federal	$1,698	$30
State	2,468	1,460
Valuation allowance – State	54	14
Tax Credit Carryforwards:
Federal	$29	$112
State	4	3

The federal net operating loss carryforwards expire from 2027 to 2032. The state net operating loss carryforwards will expire from 2013 to 2031. The majority of the tax credit carryforwards expire in 2032.

The federal net operating loss carryforwards and tax credit carryforwards above are substantially from the acquisition of RBC Bank (USA) and are subject to a federal annual Section 382 limitation of $119 million under the Internal Revenue Code of 1986, as amended; and acquired state operating loss carryforwards of $1.3 billion are subject to similar limitations that exist for state tax purposes. The company also has built-in-loss carryforwards remaining at December 31, 2012 of approximately $277 million from that same acquisition which are subject to the same annual limitation. It is anticipated that the company will be able to fully utilize its carryforwards for federal tax purposes, but a valuation allowance has been recorded against certain state tax carryforwards as reflected above.

At December 31, 2012 and 2011, there were no undistributed earnings of non-US subsidiaries for which deferred US income taxes had not been provided.

Retained earnings at both December 31, 2012 and 2011 included $117 million in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

The Company had unrecognized tax benefits of $176 million at December 31, 2012 and $209 million at December 31, 2011. At December 31, 2012, $98 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

A reconciliation of the beginning and ending balance of the liability for unrecognized tax benefits is as follows:

Table 151: Changes in Liability for Unrecognized Tax Benefits

In millions	2012	2011	2010
Balance of gross unrecognized tax benefits at January 1	$209	$238	$227
Increases:
Positions taken during a prior period	23	65	76
Positions taken during the current period	1	1
Decreases:
Positions taken during a prior period	(51)	(62)	(49)
Settlements with taxing authorities	(1)	(10)	(13)
Reductions resulting from lapse of statute of limitations	(5)	(23)	(3)
Balance of gross unrecognized tax benefits at December 31	$176	$209	$238

It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $110 million within the next twelve months.

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

218    The PNC Financial Services Group, Inc. – Form 10-K

PNC files tax returns in most states and some non-U.S. jurisdictions each year and is under continuous examination by various state taxing authorities. With few exceptions, we are no longer subject to state and local and non-U.S. income tax examinations by taxing authorities for periods before 2003. For all open audits, any potential adjustments have been considered in establishing our reserve for unrecognized tax benefits as of December 31, 2012.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2012, we had expense of $4 million of gross interest and penalties increasing income tax expense. The total accrued interest and penalties at December 31, 2012 and December 31, 2011 was $93 million and $81 million, respectively.

NOTE 22 REGULATORY MATTERS

We are subject to the regulations of certain federal, state, and foreign agencies and undergo periodic examinations by such regulatory authorities.

The ability to undertake new business initiatives (including acquisitions), the access to and cost of funding for new business initiatives, the ability to pay dividends, the ability to repurchase shares or other capital instruments, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength. The minimum US regulatory capital ratios under Basel I are 4% for Tier 1 risk-based, 8% for total risk-based and 4% for leverage. To qualify as “well capitalized,” regulators require banks to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based and 5% for leverage. To be “well capitalized,” a bank holding company must maintain capital ratios of at least 6% Tier 1 risk-based and 10% for total risk-based. At December 31, 2012 and December 31, 2011, PNC and PNC Bank, N.A. met the “well capitalized” capital ratio requirements based on US regulatory capital ratio requirements under Basel I.

The following table sets forth regulatory capital ratios for PNC and its bank subsidiary, PNC Bank, N.A.

Table 152: Regulatory Capital

	Amount		Ratios
December 31 Dollars in millions	2012	2011	2012	2011
Risk-based capital
Tier 1
PNC	$30,226	$29,073	11.6%	12.6%
PNC Bank, N.A.	28,352	25,536	11.3	11.4
Total
PNC	38,234	36,548	14.7	15.8
PNC Bank, N.A.	35,756	32,322	14.2	14.4
Leverage
PNC	30,226	29,073	10.4	11.1
PNC Bank, N.A.	28,352	25,536	10.1	10.0

The principal source of parent company cash flow is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $1.5 billion at December 31, 2012.

Under federal law, a bank subsidiary generally may not extend credit to, or engage in other types of covered transactions (including the purchase of assets) with, the parent company or its non-bank subsidiaries on terms and under circumstances that are not substantially the same as comparable transactions with nonaffiliates. A bank subsidiary may not extend credit to, or engage in a covered transaction with, the parent company or a non-bank subsidiary if the aggregate amount of the bank’s extensions of credit and other covered transactions with the parent company or non-bank subsidiary exceeds 10% of the capital stock and surplus of such bank subsidiary or the aggregate amount of the bank’s extensions of credit and other covered transactions with the parent company and all non-bank subsidiaries exceeds 20% of the capital and surplus of such bank subsidiary. Such extensions of credit, with limited exceptions, must be at least fully collateralized in accordance with specified collateralization thresholds, with the thresholds varying based on the type of assets serving as collateral. In certain circumstances, federal regulatory authorities may impose more restrictive limitations.

Federal Reserve Board regulations require depository institutions to maintain cash reserves with a Federal Reserve Bank (FRB). At December 31, 2012, the balance outstanding at the FRB was $3.5 billion.

NOTE 23 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 23). For Disclosed Matters where we are able to estimate such possible losses or

The PNC Financial Services Group, Inc. – Form 10-K    219

ranges of possible losses, as of December 31, 2012, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $450 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

We include in some of the descriptions of individual Disclosed Matters certain quantitative information related to the plaintiff’s claim against us as alleged in the plaintiff’s pleadings or other public filings or otherwise publicly available information. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent our estimate of reasonably possible loss or our judgment as to any currently appropriate accrual.

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

Interchange Litigation

Beginning in June 2005, a series of antitrust lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including cases naming National City (since merged into PNC) and its subsidiary, National City Bank of Kentucky (since merged into National City Bank which in turn was merged into PNC Bank, N.A.). The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO). Those cases naming National City were brought as class actions on behalf of all persons or business entities who have accepted Visa® or Master Card®. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, allege, among other things, that the defendants conspired to fix the prices for general purpose card network services and otherwise imposed unreasonable restraints on trade, resulting in the payment of inflated interchange fees, in violation of the antitrust laws. In January 2009, the plaintiffs filed amended and supplemental complaints adding, among other things, allegations that the restructuring of Visa and MasterCard, each of which included an initial public offering, violated the antitrust laws. In their complaints, the plaintiffs seek, among other things, injunctive relief, unspecified damages (trebled under the antitrust laws) and attorneys’ fees.

In July 2012, the parties entered into a memorandum of understanding with the class plaintiffs and an agreement in principle with certain individual plaintiffs with respect to a settlement of these cases, under which the defendants will collectively pay approximately $6.6 billion to the class and individual settling plaintiffs and have agreed to changes in the terms applicable to their respective card networks (including an eight-month reduction in default credit interchange rates). The parties entered into a definitive agreement with respect to this settlement in October 2012. The court granted preliminary approval of this settlement in November 2012. The settlement remains subject to, among other things, final court approval. As a result of the previously funded litigation escrow (described in Note 24 Commitments and Guarantees), which will cover substantially all of our share of the Visa portion, we anticipate no material financial impact from the monetary amount of this settlement.

National City and National City Bank entered into judgment and loss sharing agreements with Visa and certain other banks with respect to all of the above referenced litigation. All of the

220    The PNC Financial Services Group, Inc. – Form 10-K

litigation against Visa is also subject to the indemnification obligations described in Note 24 Commitments and Guarantees. PNC Bank, N.A. is not named a defendant in any of the Visa or MasterCard related antitrust litigation nor was it initially a party to the judgment or loss sharing agreements, but it has been subject to these indemnification obligations and became responsible for National City Bank’s position in the litigation and responsibilities under the agreements upon completion of the merger of National City Bank into PNC Bank, N.A. In March 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement with MasterCard and other financial institution defendants and an Omnibus Agreement Regarding Interchange Litigation Sharing and Settlement Sharing with Visa, MasterCard and other financial institution defendants. If there is a resolution of all claims against all defendants, the Omnibus Agreement, in substance, apportions that resolution into a Visa portion and a MasterCard portion, with the Visa portion being two-thirds and the MasterCard portion being one-third. This apportionment only applies in the case of either a global settlement involving all defendants or an adverse judgment against the defendants, to the extent that damages either are related to the merchants’ inter-network conspiracy claims or are otherwise not attributed to specific MasterCard or Visa conduct or damages. The MasterCard portion (or any MasterCard-related liability not subject to the Omnibus Agreement) will then be apportioned under the MasterCard Settlement and Judgment Sharing Agreement among MasterCard and PNC and the other financial institution defendants that are parties to this agreement. The responsibility for the Visa portion (or any Visa-related liability not subject to the Omnibus Agreement) will be apportioned under the pre-existing indemnification responsibilities and judgment and loss sharing agreements.

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

MDL Proceedings in Pennsylvania. In October 2011, the plaintiffs filed a joint consolidated amended class action complaint covering all of the class action lawsuits pending in this proceeding. The amended complaint names CBNV, another bank, and purchasers of loans originated by CBNV and the other bank (including the Residential Funding Company, LLC) as defendants. (In May 2012, the Residential Funding Company, LLC filed for bankruptcy protection under Chapter 11.) The principal allegations in the amended complaint are that a group of persons and entities collectively characterized as the “Shumway/Bapst Organization” referred prospective second residential mortgage loan borrowers to CBNV and the other bank, that CBNV and the other bank charged these borrowers improper title and loan fees at loan closings, that the disclosures provided to the borrowers at loan closings were inaccurate, and that CBNV and the other bank paid some of the loan fees to the Shumway/Bapst Organization as purported “kickbacks” for the referrals. The amended complaint asserts claims for violations of the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), as amended by the Home Ownership and Equity Protection Act (HOEPA), and the Racketeer Influenced and Corrupt Organizations Act (RICO).

The amended complaint seeks to certify a class of all borrowers who obtained a second residential non-purchase money mortgage loan, secured by their principal dwelling, from either CBNV or the other defendant bank, the terms of which made the loan subject to HOEPA. The plaintiffs allege that there are approximately 50,000 members of this class. They seek, among other things, unspecified damages (including treble damages under RICO and RESPA), rescission of loans, declaratory and injunctive relief, interest, and attorneys’ fees. In November 2011, the defendants filed a motion to dismiss the amended complaint, which was argued in October 2012. The court has not yet ruled on this motion.

North Carolina Proceedings. The plaintiffs in Bumpers make similar allegations to those included in the amended complaint in the MDL proceedings. Following the remand to North Carolina state court, the plaintiffs in Bumpers sought to represent a class of North Carolina borrowers in state court proceedings in North Carolina. The plaintiffs claim that this class consists of approximately 650 borrowers. The district court in Pennsylvania handling the MDL proceedings enjoined class proceedings in Bumpers in March 2008. In April 2008, the North Carolina superior court granted the Bumpers plaintiffs’ motion for summary judgment on their individual claims and awarded them approximately $11,000 each plus interest. CBNV appealed the grant of the motion for summary judgment. In September 2011, the North Carolina Court of Appeals affirmed in part and reversed in part the granting of the plaintiffs’ motion for summary judgment. The court affirmed the judgment on the plaintiffs’ claim that they paid a loan discount fee but were not provided a loan discount. It reversed the judgment on the plaintiffs’ claim that they were overcharged for settlement services and remanded that claim

The PNC Financial Services Group, Inc. – Form 10-K    221

for trial. The court also held that, in light of the Pennsylvania district court’s injunction against class proceedings having been vacated in September 2010, the trial court may on remand consider the issue of class certification. In August 2012, the North Carolina Supreme Court granted our petition for discretionary review of the decision of the North Carolina Court of Appeals. The appeal was argued in January 2013. The court has not yet decided the appeal.

Overdraft Litigation

Beginning in October 2009, PNC Bank, National City Bank and RBC Bank (USA) have been named in lawsuits brought as class actions relating to the manner in which they charged overdraft fees on ATM and debit transactions to customers and related matters.

Status of MDL Cases. Three pending lawsuits naming PNC Bank, one naming National City Bank and two naming RBC Bank (USA), along with similar lawsuits against numerous other banks, have been consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”) under the caption In re Checking Account Overdraft Litigation (MDL No. 2036, Case No. 1:09-MD-02036-JLK ). A consolidated amended complaint was filed in December 2010 that consolidated all of the claims in these four MDL Court cases. The first case against RBC Bank (USA) pending in the MDL Court (Dasher v. RBC Bank (10-cv-22190-JLK)) was filed in July 2010 in the United States District Court for the Southern District of Florida. The other case against RBC Bank (USA) (Avery v. RBC Bank (Case No. 10-cv-329)) was originally filed in North Carolina state court in July 2010 and was removed to the United States District Court for the Eastern District of North Carolina before being transferred to the MDL Court. An amended complaint was filed in Avery in August 2010.

All of the cases now pending in the MDL Court seek to certify multi-state classes of customers for the common law claims described below (covering all states in which PNC Bank, National City Bank and RBC Bank (USA) had retail branch operations during the class periods), and subclasses of PNC Bank customers with accounts in Pennsylvania and New Jersey branches, of National City Bank customers with accounts in Illinois branches, and of RBC Bank (USA) customers with accounts in North Carolina branches, with each subclass being asserted for purposes of claims under those states’ consumer protection statutes. No class periods are stated in any of the complaints, other than for the applicable statutes of limitations, which vary by state and claim.

PNC Bank’s motion to dismiss the consolidated amended complaint with respect to the cases pending against it and National City Bank in the MDL Court was denied in March 2011. In December 2011, the plaintiffs in cases pending against PNC Bank and National City Bank in the MDL Court moved for class certification. In light of the settlement of a separate lawsuit on behalf of National City Bank customers, the National City Bank plaintiffs did not move for class certification on behalf of National City Bank customers. As to PNC Bank, the plaintiffs moved for class certification in accordance with their consolidated amended complaint, except that they did not seek a class as to the conversion claims described below. In May 2012, the court granted plaintiffs’ motion for class certification.

In June 2012, PNC Bank reached an agreement to settle the three cases pending against it in the MDL Court for $90 million. This settlement received preliminary approval of the court in January 2013, and remains subject to, among other things, notice to the class and final court approval.

The customer agreements with the RBC Bank (USA) plaintiffs contain arbitration provisions. RBC Bank (USA)’s original motion in Dasher to compel arbitration under these provisions was denied by the MDL Court. This denial was appealed to the United States Court of Appeals for the Eleventh Circuit. While this appeal was pending, the United States Supreme Court issued its decision in AT&T Mobility v. Concepcion, following which the court of appeals vacated the MDL Court’s denial of the arbitration motion and remanded to the MDL Court for further consideration in light of the Concepcion decision. RBC Bank (USA)’s motion to compel arbitration, now covering both Dasher and Avery, was denied in January 2013. We have appealed the denial of the motion to the United States Court of Appeals for the Eleventh Circuit.

Status of Non-MDL Case. In December 2010, an additional lawsuit (Henry v. PNC Bank, National Association (No. GD-10-022974)) was filed in the Court of Common Pleas of Allegheny County, Pennsylvania on behalf of all current citizens of Pennsylvania who are domiciled in Pennsylvania who had or have a PNC checking or debit account used primarily for personal, family or household purposes and who incurred overdraft and related fees on transactions resulting from the methodology of posting transactions from December 8, 2004 through August 14, 2010. We filed preliminary objections seeking dismissal of each of the claims in this lawsuit in March 2011. In January 2012, the court ruled on our preliminary objections, dismissing several claims but overruling our objections with respect to claims for breach of contract and the duty of good faith and fair dealing and for violation of Pennsylvania’s consumer protection statute.

Nature of Claims. The complaints in each of these lawsuits allege that the banks engaged in unlawful practices in assessing overdraft fees arising from electronic point-of-sale and ATM debits. The principal practice challenged in these lawsuits is the banks’ purportedly common policy of posting debit transactions on a daily basis from highest amount to lowest amount, thereby allegedly inflating the number of overdraft fees assessed. Other practices challenged include the failure to decline to honor debit card transactions where the account has insufficient funds to cover the transactions.

222    The PNC Financial Services Group, Inc. – Form 10-K

In the consolidated amended complaint against PNC Bank in the MDL Court, the plaintiffs asserted claims for breach of the covenant of good faith and fair dealing; unconscionability; conversion; unjust enrichment; and violation of the consumer protection statutes of Pennsylvania, Illinois and New Jersey. In the Dasher and Avery complaints, the plaintiffs assert the same claims, except the state consumer protection statutory claims relate to the North Carolina statute and the Avery complaint does not make claims for breach of the covenant of good faith and fair dealing or for conversion. In the Henry case, the remaining claims are for breach of contract and the duty of good faith and fair dealing and for violation of Pennsylvania’s consumer protection statute. In their complaints, the plaintiffs seek, among other things, restitution of overdraft fees paid, unspecified actual and punitive damages (with actual damages, in some cases, trebled under state law), pre-judgment interest, attorneys’ fees, and declaratory relief finding the overdraft policies to be unfair and unconscionable.

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

FHLB

In October 2010, the Federal Home Loan Bank of Chicago brought a lawsuit in the Circuit Court of Cook County,

Illinois, against numerous financial companies, including The PNC Financial Services Group, Inc., as successor in interest to National City Corporation, and PNC Investments LLC, as successor in interest to NatCity Investments, Inc. (Federal Home Loan Bank of Chicago v. Bank of America Funding Corp., et al. (Case No. 10CH45033)). The complaint alleges that the defendants have liability to the Federal Home Loan Bank of Chicago in a variety of capacities (in the case of the National City entities, as underwriters) under Illinois state securities law and common law in connection with the alleged purchase of private-label mortgage-backed securities by the Federal Home Loan Bank. According to the complaint, the Federal Home Loan Bank purchased approximately $3.3 billion in mortgage-backed securities in total in transactions addressed by the complaint, approximately $345 million of which was allegedly in transactions involving the National City entities. The complaint alleges misrepresentations and omissions in connection with the sales of the mortgage-backed securities in question. In its complaint, the Federal Home Loan Bank seeks, among other things, rescission, unspecified damages, interest, and attorneys’ fees. In November 2010, the defendants removed the case to the United States District Court for the Northern District of Illinois. In January 2011, the district court remanded the case to the Circuit Court of Cook County. The plaintiff amended its complaint in March 2011 and filed a corrected amended complaint in April 2011. The corrected amended complaint does not identify any additional transaction for which the plaintiff seeks recovery from PNC nor does it add any additional substantive allegations. In May 2011, the defendants filed a motion to dismiss the corrected amended complaint. The motion was denied in September 2012.

Weavering Macro Fixed Income Fund

In July 2010, PNC completed the sale of PNC Global Investment Servicing (“PNC GIS”) to The Bank of New York Mellon Corporation (“BNY Mellon”), pursuant to a stock purchase agreement dated February 1, 2010. In July 2009, the liquidators of the Weavering Macro Fixed Income Fund Limited (“Weavering”) issued a Plenary Summons in the High Court, Dublin, Ireland, in connection with a European subsidiary of PNC GIS’s provision of administration services to Weavering. The Plenary Summons was served on the PNC GIS subsidiary (GIS Europe) on or about June 30, 2010. In May 2011, the liquidator served a Notice of Intention to Proceed and Statement of Claim, which alleges, among other things, that GIS Europe breached its contractual duties to Weavering as well as an alleged duty of care to Weavering, and investors in Weavering, and makes claims of breach of the administration and accounting services agreement, negligence, gross negligence, breach of duty, misrepresentation and negligent misstatement. The statement of claim further alleges that investors in Weavering lost approximately €282,000,000 and that, in addition, expended approximately €98,000,000 in brokerage and exchange commissions, interest, and fees as a result of the transactions at issue. The statement of claim seeks, among other things, damages, costs, and interest. In

The PNC Financial Services Group, Inc. – Form 10-K    223

January 2012, upon application by GIS Europe, the court issued a judgment ordering a hearing on certain preliminary issues (a “modular trial”). In March 2012, the plaintiff appealed this judgment to the Supreme Court of Ireland. In December 2012, the Supreme Court reversed the order of the High Court and directed that no modular trial take place at this stage of the proceedings. We now expect that the matter will proceed with full discovery and various pre-trial steps, after which it will be set for trial.

In May 2011, BNY Mellon provided notice to PNC of an indemnification claim pursuant to the stock purchase agreement related to this litigation. PNC’s responsibility for this litigation is subject to the terms and limitations included in the indemnification provisions of the stock purchase agreement.

365/360 Litigation

In December 2008, a lawsuit was filed as a class action against National City Bank in the Court of Common Pleas of Cuyahoga County, Ohio (DK&D Properties, LLC v. National City Bank (Case no. 08 cv 680078)) alleging breach of contract arising from the use of the 365/360 method of interest computation in certain commercial promissory notes. The plaintiffs sought to certify a class consisting of certain Ohio commercial borrowers of National City Bank. The plaintiffs alleged that they obtained fixed or variable rate commercial loans from National City Bank pursuant to promissory notes or loan agreements setting forth annual or per annum interest rates, that the bank’s use of the 365/360 method of calculation of interest caused the borrower to pay interest over a calendar year at a higher rate than the per annum rate stated in the promissory notes, and that this was a breach of the terms of the promissory notes. The plaintiffs sought declaratory and injunctive relief, compensatory damages, prejudgment interest, and attorneys’ fees.

In December 2011, the court granted National City Bank’s motion to stay the case pending the decision of the Ohio Supreme Court in JNT Properties, LLC v. KeyBank National Association (Case No. 11-1392), which, although neither PNC Bank nor National City Bank were parties, presented many of the same issues as those in DK&D Properties. In November 2012, following the decision of the Ohio Supreme Court in JNT Properties, the plaintiffs voluntarily dismissed their complaint without prejudice.

False Claims Act Lawsuit

PNC Bank was named as a defendant, along with other lenders, in a qui tam lawsuit brought in the U.S. District Court for the Northern District of Georgia by two individuals on behalf of the United States under the federal False Claims Act (United States ex rel. Bibby & Donnelly v. Wells Fargo, et al. (1:06-CV-0547-AT)). The lawsuit was originally filed under seal, with a second amended complaint filed in June 2011. The second amended complaint was unsealed by the district court in October 2011. In the second amended complaint, the plaintiffs, who alleged that they are officers of a mortgage broker, allege that several mortgage originators, including entities affiliated with PNC Bank’s predecessor, National City Bank, made false statements to the U.S. Department of Veterans Affairs in order to obtain loan guarantees by the VA under its Interest Rate Reduction Refinancing Loans (IRRRL) program. Under that program, the VA guarantees refinancing loans made to veterans if the loans meet program requirements, one of which limits the type and amount of fees that can be charged to borrowers by lenders. The plaintiffs alleged, among other things, that the defendants charged impermissible fees to borrowers under the VA program and then made false statements to the VA concerning such fees in violation of the civil False Claims Act. The plaintiffs alleged that, by doing so, National City Bank and the other defendants caused the VA to pay, among other costs, amounts in respect of the loan guarantees to which the defendants were not entitled. On their behalf and on behalf of the United States, the plaintiffs sought, among other things, unspecified damages equal to the loss the defendants allegedly caused the United States (including treble damages under the False Claims Act), statutory civil penalties between $5,500 and $11,000 per false claim made by the defendants, injunctive relief against submission of false claims to the United States and imposing unallowable charges against veterans participating in the IRRRL program, and attorneys’ fees. In April 2012, PNC Bank reached an agreement with the plaintiffs to settle this lawsuit. In October 2012, the United States provided its consent to the settlement. The settlement became final in December 2012. The amount of the settlement was not material to PNC and had been previously fully accrued.

Captive Mortgage Reinsurance Litigation

In December 2011, a lawsuit (White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928)) was filed against PNC (as successor in interest to National City Corporation and several of its subsidiaries) and several mortgage insurance companies in the United States District Court for the Eastern District of Pennsylvania. This lawsuit, which was brought as a class action, alleges that National City structured its program of reinsurance of private mortgage insurance in such a way as to avoid a true transfer of risk from the mortgage insurers to National City’s captive reinsurer. The plaintiffs allege that the payments from the mortgage insurers to the captive reinsurer constitute kickbacks, referral payments, or unearned fee splits prohibited under the Real Estate Settlement Procedures Act (RESPA), as well as common law unjust enrichment. The plaintiffs claim, among other things, that from the beginning of 2004 until the end of 2010 National City’s captive reinsurer collected from the mortgage insurance company defendants at least $219 million as its share of borrowers’ private mortgage insurance premiums and that its share of paid claims during this period was approximately $12 million. The plaintiffs seek to certify a nationwide class of all persons who obtained residential mortgage loans originated, funded or originated through correspondent lending by National City or any of its

224    The PNC Financial Services Group, Inc. – Form 10-K

subsidiaries or affiliates between January 1, 2004 and the present and, in connection with these mortgage loans, purchased private mortgage insurance and whose residential mortgage loans were included within National City’s captive mortgage reinsurance arrangements. Plaintiffs seek, among other things, statutory damages under RESPA (which include treble damages), restitution of reinsurance premiums collected, disgorgement of profits, and attorneys’ fees. In August 2012, the district court directed the plaintiffs to file an amended complaint, which the plaintiffs filed in September 2012. In November 2012, we filed a motion to dismiss the amended complaint.

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

•

In April 2011, as a result of a publicly-disclosed interagency horizontal review of residential mortgage servicing operations at fourteen federally regulated mortgage servicers, PNC entered into a consent order with the Board of Governors of the Federal Reserve System and PNC Bank entered into a consent order with the Office of the Comptroller of the Currency. Collectively, these consent orders describe certain foreclosure-related practices and controls that the regulators found to be deficient and require PNC and PNC Bank to, among other things, develop and implement plans and programs to enhance PNC’s residential mortgage servicing and foreclosure processes, retain an independent consultant to review certain residential mortgage foreclosure actions, take certain remedial actions, and oversee compliance with the orders and the new plans and programs. The two orders do not foreclose the potential for civil money penalties from either of these regulators, although the range of potential penalties communicated to PNC by the regulators in connection with the agreements described below is not material to PNC.

In connection with these orders, PNC established a Compliance Committee of the Boards of PNC and PNC Bank to monitor and coordinate PNC’s and PNC Bank’s implementation of the commitments under the orders. PNC and PNC Bank are executing Action Plans designed to meet the requirements of the orders. Consistent with the orders, PNC also engaged an independent consultant to conduct a review of certain residential foreclosure actions, including those identified through borrower complaints, and identify whether any remedial actions for borrowers are necessary. This review was on-going throughout 2012.

The PNC Financial Services Group, Inc. – Form 10-K    225

In early 2013, PNC and PNC Bank, along with twelve other residential mortgage servicers, reached agreements with the OCC and the Federal Reserve to amend these consent orders. Pursuant to the amended consent orders, in order to accelerate the remediation process, PNC agreed to make a payment of approximately $70 million for distribution to potentially affected borrowers in the review population and to provide approximately $111 million in additional loss mitigation or other foreclosure prevention relief, which may be satisfied pursuant to the amended consent orders by a variety of borrower relief actions or by additional cash payments or resource commitments to borrower counseling or education. Fulfillment of these commitments will satisfy all of PNC’s and PNC Bank’s obligations under the consent orders in connection with the independent foreclosure review. We do not expect any additional financial charges related to the amendment to the consent orders to be material. PNC’s and PNC Bank’s obligations to comply with the remaining provisions of the consent orders remain.

•

On February 9, 2012, the Department of Justice, other federal regulators and 49 state attorneys general announced agreements with the five largest mortgage servicers. Written agreements were filed with the U.S. District Court for the Southern District of New York in March 2012. Under these agreements, the mortgage servicers will make cash payments to federal and state governments, provide various forms of financial relief to borrowers, and implement new mortgage servicing standards. These governmental authorities are continuing their review of, and have engaged in discussions with, other mortgage servicers, including PNC, that were subject to the interagency horizontal review, which could result in the imposition of substantial payments and other forms of relief (similar to that agreed to by the five largest servicers) on some or all of these mortgage servicers, including PNC. Whether and to what extent any such relief may be imposed on PNC and other smaller servicers is not yet known.

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

•

The SEC previously commenced investigations of activities of National City prior to its acquisition by PNC. The SEC has requested, and we have provided to the SEC, documents concerning, among other things, National City’s capital-raising activities, loan underwriting experience, allowance for loan losses, marketing practices, dividends, bank regulatory matters and the sale of First Franklin Financial Corporation. In February 2013, the SEC staff informed PNC that it had completed its investigation and does not intend to recommend enforcement action.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described in this Note 23.

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

NOTE 24 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at December 31, 2012 included private equity investments of $182 million, and other investments of $3 million.

STANDBY LETTERS OF CREDIT

We issue standby letters of credit and have risk participations in standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Net outstanding standby letters of credit and internal credit ratings were as follows:

226    The PNC Financial Services Group, Inc. – Form 10-K

Table 153: Net Outstanding Standby Letters of Credit

Dollars in billions	December 31 2012	December 31 2011
Net outstanding standby letters of credit	$11.5	$10.8
Internal credit ratings (as a percentage of portfolio):
Pass (a)	95%	94%
Below pass (b)	5%	6%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on December 31, 2012 had terms ranging from less than 1 year to 7 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $14.7 billion at December 31, 2012, of which $7.5 billion support remarketing programs.

As of December 31, 2012, assets of $1.8 billion secured certain specifically identified standby letters of credit. Recourse provisions from third parties of $3.2 billion were also available for this purpose as of December 31, 2012. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $247 million at December 31, 2012.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At December 31, 2012, the aggregate of our commitments under these facilities was $587 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At December 31, 2012, our total commitments under these facilities were $145 million.

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

The PNC Financial Services Group, Inc. – Form 10-K    227

In some cases, indemnification obligations of the types described above arise under arrangements entered into by predecessor companies for which we become responsible as a result of the acquisition.

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during 2012. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

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

In July 2012, Visa funded $150 million into their litigation escrow account and reduced the conversion rate of Visa B to A shares. We continue to have an obligation to indemnify Visa for judgments and settlements for the remaining specified litigation, therefore we may have additional exposure to the specified Visa litigation.

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

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At December 31, 2012 and December 31, 2011, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.8 billion and $13.0 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.9 billion at December 31, 2012 and $4.0 billion at December 31, 2011.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $43 million and $47 million as of December 31, 2012 and December 31, 2011, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Table 154: Analysis of Commercial Mortgage Recourse Obligations

In millions	2012	2011
January 1	$47	$54
Reserve adjustments, net	4	1
Losses – loan repurchases and settlements	(8)	(8)
December 31	$43	$47

RESIDENTIAL MORTGAGE LOAN AND HOME EQUITY REPURCHASE OBLIGATIONS

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-agency securitizations, and loan sale transactions. As discussed in Note 3 Loans Sale and Servicing Activities and

228    The PNC Financial Services Group, Inc. – Form 10-K

Variable Interest Entities, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC, and the GNMA program, while Non-agency securitizations consist of mortgage loan sale transactions with private investors. Mortgage loan sale transactions that are not part of a securitization may involve FNMA, FHLMC or private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At December 31, 2012 and December 31, 2011, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $672 million and $130 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during 2012 and 2011 follows:

Table 155: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2012			2011
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$83	$47	$130	$144	$150	$294
Reserve adjustments, net	32	12	44	14		14
RBC Bank (USA) acquisition	26		26
Losses – loan repurchases and settlements	(40)	(8)	(48)	(34)	(22)	(56)
March 31	$101	$51	$152	$124	$128	$252
Reserve adjustments, net	438	15	453	21	3	24
Losses – loan repurchases and settlements	(77)	(5)	(82)	(50)	(76)	(126)
June 30	$462	$61	$523	$95	$55	$150
Reserve adjustments, net	37	4	41	31		31
Losses – loan repurchases and settlements	(78)	(3)	(81)	(41)	(4)	(45)
September 30	$421	$62	$483	$85	$51	$136
Reserve adjustments, net	254	(2)	252	36	1	37
Losses – loan repurchases and settlements	(61)	(2)	(63)	(38)	(5)	(43)
December 31	$614	$58	$672	$83	$47	$130
(a)	Repurchase obligation associated with sold loan portfolios of $105.8 billion and $121.4 billion at December 31, 2012 and December 31, 2011, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $4.3 billion and $4.5 billion at December 31, 2012 and December 31, 2011, respectively. PNC is no longer engaged in the brokered home equity lending business, which was acquired with National City.

The PNC Financial Services Group, Inc. – Form 10-K    229

Management believes our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of December 31, 2012 and 2011. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise, and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices, and other economic conditions. At December 31, 2012, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $332 million for our portfolio of residential mortgage loans sold. At December 31, 2012, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

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

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard, and borrower and lender paid mortgage insurance with an aggregate maximum exposure up to the specified limits for all reinsurance contracts as follows:

Table 156: Reinsurance Agreements Exposure (a)

In millions	December 31 2012	December 31 2011
Accidental Death & Dismemberment	$2,049	$2,255
Credit Life, Accident & Health	795	951
Lender Placed Hazard (b)	2,774	2,899
Borrower and Lender Paid Mortgage Insurance	228	327
Maximum Exposure	$5,846	$6,432
Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	3%	4%
Quota Share	97%	96%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$794	$950
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur, PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.

A rollforward of the reinsurance reserves for probable losses for 2012 and 2011 follows:

Table 157: Reinsurance Reserves – Rollforward

In millions	2012	2011
January 1	$82	$150
Paid Losses	(66)	(109)
Net Provision	45	41
December 31	$61	$82

There were no changes to the terms of existing agreements, nor were any new relationships entered into or existing relationships exited.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At December 31, 2012, the reasonably possible loss above our accrual was not material.

Repurchase and Resale Agreements

We enter into repurchase and resale agreements where we transfer investment securities to/from a third party with the agreement to repurchase/resell those investment securities at a future date for a specified price. These transactions are accounted for as collateralized borrowings/financings.

230    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 25 PARENT COMPANY

Summarized financial information of the parent company is as follows:

Table 158: Parent Company – Income Statement

Year ended December 31 – in millions	2012	2011	2010
Operating Revenue
Dividends from:
Bank subsidiaries and bank holding company	$2,660	$2,513	$2,180
Non-bank subsidiaries	91	131	575
Interest income		1
Noninterest income	22	24	27
Total operating revenue	2,773	2,669	2,782
Operating Expense
Interest expense	242	333	458
Other expense	359	275	(61)
Total operating expense	601	608	397
Income before income taxes and equity in undistributed net income of subsidiaries	2,172	2,061	2,385
Income tax benefits	(175)	(113)	(253)
Income before equity in undistributed net income of subsidiaries	2,347	2,174	2,638
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	424	699	677
Non-bank subsidiaries	242	183	97
Net income	$3,013	$3,056	$3,412

Table 159: Parent Company – Balance Sheet

December 31 – in millions	2012	2011
Assets
Cash held at banking subsidiary	$2	$2
Restricted deposits with banking subsidiary	400	400
Interest-earning deposits	6	6
Investments in:
Bank subsidiaries and bank holding company	40,208	35,355
Non-bank subsidiaries	2,238	2,036
Other assets	1,186	1,675
Total assets	$44,040	$39,474
Liabilities
Subordinated debt (a)	$1,275	$3,303
Senior debt (a)	892	381
Bank affiliate borrowings	140	144
Non-bank affiliate borrowings	2,066	631
Accrued expenses and other liabilities	664	962
Total liabilities	5,037	5,421
Equity
Shareholder’s equity	39,003	34,053
Total liabilities and equity	$44,040	$39,474
(a)	At December 31, 2012, debt that contractually matures in 2013 through 2017 totaled $300 million (subordinated debt), zero, $400 million (senior debt), zero and zero, respectively.

Commercial paper and all other debt issued by PNC Funding Corp, a wholly owned finance subsidiary, is fully and unconditionally guaranteed by the parent company. In addition, in connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

Table 160: Parent Company – Interest Paid and Income Tax Refunds (Payments)

Year ended December 31 – in millions	Interest Paid	Income Tax Refunds / (Payments)
2012	$255	$453
2011	361	(130)
2010	419	342

Table 161: Parent Company – Statement of Cash Flows

Year ended December 31 – in millions	2012	2011	2010
Operating Activities
Net income	$3,013	$3,056	$3,412
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(666)	(882)	(774)
Other	566	(24)	(53)
Net cash provided (used) by operating activities	2,913	2,150	2,585
Investing Activities
Net capital returned from (contributed to) subsidiaries		50	1,766
Net change in Restricted deposits with banking subsidiary		(150)	(232)
Net cash paid for acquisition activity	(3,432)
Other	(50)	(35)	1
Net cash provided (used) by investing activities	(3,482)	(135)	1,535
Financing Activities
Borrowings from subsidiaries	8,374	4,660	7,580
Repayments on borrowings from subsidiaries	(6,943)	(4,962)	(6,596)
Other borrowed funds	(1,753)	(2,188)	(379)
Preferred stock – TARP redemption			(7,579)
Preferred stock – Other issuances	2,446	987
Preferred stock – Other redemptions	(500)		(1)
Common and treasury stock issuances	158	72	3,474
Acquisition of treasury stock	(216)	(73)	(204)
Preferred stock cash dividends paid	(177)	(56)	(146)
Common stock cash dividends paid	(820)	(604)	(204)
Net cash provided (used) by financing activities	569	(2,164)	(4,055)
Increase (decrease) in cash and due from banks	–	(149)	65
Cash held at banking subsidiary at beginning of year	2	151	86
Cash held at banking subsidiary at end of year	$2	$2	$151

The PNC Financial Services Group, Inc. – Form 10-K    231

NOTE 26 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

We have allocated the allowances for loan and lease losses and for unfunded loan commitments and letters of credit based on our assessment of risk in each business segment’s loan portfolio. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated. During the third quarter of 2012, PNC increased the amount of internally observed data used in estimating the key commercial lending assumptions of PDs and LGDs. Prior periods are not presented on a comparable basis as it is not practicable to do so.

Total business segment financial results differ from consolidated income from continuing operations before noncontrolling interests, which itself excludes the earnings and revenue attributable to GIS through June 30, 2010 and the related third quarter 2010 after-tax gain on the sale of GIS that are reflected in discontinued operations. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, alternative investments including private equity, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, investment management, and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, call centers, online banking and mobile channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Alabama, Virginia, Georgia, Missouri, Wisconsin and South Carolina.

Corporate & Institutional Banking provides lending, treasury management and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, our multi-seller conduit, securities underwriting and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, and real estate advisory and

232    The PNC Financial Services Group, Inc. – Form 10-K

technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets, with certain products and services offered nationally and internationally.

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions and trust management and administration for individuals and their families. Institutional asset management provides investment management, custody and retirement administration services. Institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments, primarily located in our geographic footprint.

Residential Mortgage Banking directly originates primarily first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint, and also originates loans through majority owned affiliates. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and sold, servicing retained, to secondary mortgage conduits of FNMA, FHLMC, Federal Home Loan Banks and third-party investors, or are securitized and issued under the GNMA program. The mortgage servicing operation performs all functions related to servicing mortgage loans, primarily those in first lien position, for various investors and for loans owned by PNC. Certain loan applications are brokered by majority owned affiliates to others.

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. BlackRock provides diversified investment management services to institutional clients, intermediary and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (ETFs), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At December 31, 2012, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $225 million during 2012, $212 million during 2011, and $178 million during 2010.

Non-Strategic Assets Portfolio (formerly, Distressed Assets Portfolio) includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and a small commercial loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

The PNC Financial Services Group, Inc. – Form 10-K    233

Table 162: Results Of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2012
Income Statement
Net interest income	$4,314	$3,991	$297	$209		$830	$(1)	$9,640
Noninterest income	2,012	1,598	676	317	$512	13	744	5,872
Total revenue	6,326	5,589	973	526	512	843	743	15,512
Provision for credit losses (benefit)	800		11	(5)		181		987
Depreciation and amortization	194	141	41	11			320	707
Other noninterest expense	4,392	1,887	691	981		287	1,637	9,875
Income (loss) from continuing operations before income taxes and noncontrolling interests	940	3,561	230	(461)	512	375	(1,214)	3,943
Income taxes (benefit)	344	1,233	85	(153)	117	138	(822)	942
Income (loss) from continuing operations before noncontrolling interests	$596	$2,328	$145	$(308)	$395	$237	$(392)	$3,001
Inter-segment revenue	$1	$33	$12	$7	$15	$(10)	$(58)
Average Assets (a)	$72,573	$102,962	$6,735	$11,529	$5,857	$12,050	$83,319	$295,025
2011
Income Statement
Net interest income	$3,804	$3,465	$280	$201		$913	$37	$8,700
Noninterest income	1,773	1,237	649	751	$464	47	705	5,626
Total revenue	5,577	4,702	929	952	464	960	742	14,326
Provision for credit losses (benefit)	891	(124)	(24)	5		366	38	1,152
Depreciation and amortization	186	144	41	10			278	659
Other noninterest expense	3,917	1,688	646	787		275	1,133	8,446
Income (loss) from continuing operations before income taxes and noncontrolling interests	583	2,994	266	150	464	319	(707)	4,069
Income taxes (benefit)	212	1,054	98	61	103	119	(649)	998
Income (loss) from continuing operations before noncontrolling interests	$371	$1,940	$168	$89	$361	$200	$(58)	$3,071
Inter-segment revenue	$1	$20	$13	$7	$16	$(10)	$(47)
Average Assets (a)	$66,448	$81,043	$6,719	$11,270	$5,516	$13,119	$81,220	$265,335
2010
Income Statement
Net interest income	$3,849	$3,604	$288	$262		$1,229	$(2)	$9,230
Noninterest income	1,958	1,351	628	741	$462	(93)	899	5,946
Total revenue	5,807	4,955	916	1,003	462	1,136	897	15,176
Provision for credit losses	1,103	303	20	5		976	95	2,502
Depreciation and amortization	218	148	41	3			287	697
Other noninterest expense	3,838	1,675	606	560		250	987	7,916
Income (loss) from continuing operations before income taxes and noncontrolling interests	648	2,829	249	435	462	(90)	(472)	4,061
Income taxes (benefit)	237	1,000	91	159	111	(33)	(528)	1,037
Income (loss) from continuing operations before noncontrolling interests	$411	$1,829	$158	$276	$351	$(57)	$56	$3,024
Inter-segment revenue	$1	$21	$13	$12	$22	$(12)	$(57)
Average Assets (a)	$67,428	$77,540	$6,954	$9,247	$5,428	$17,517	$80,788	$264,902
(a)	Period-end balances for BlackRock.

234    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 27 SUBSEQUENT EVENTS

On January 28, 2013, PNC Bank, N.A. issued:

•

$750 million of fixed rate senior notes with a maturity date of January 28, 2016. Interest is payable semi-annually, at a fixed rate of .80%, on January 28 and July 28 of each year, beginning on July 28, 2013.

•

$250 million of floating rate senior notes with a maturity date of January 28, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .31% on January 28, April 28, July 28, and October 28 of each year, beginning on April 28, 2013.

•

$750 million of subordinated notes with a maturity date of January 30, 2023. Interest is payable semi-annually, at a fixed rate of 2.950%, on January 30 and July 30 of each year, beginning on July 30, 2013.

On January 31, 2013, we transferred 205,350 shares of BlackRock Series C Preferred Stock to BlackRock in connection with our LTIP obligation. After this transfer, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock which are available to fund a portion of awards under the BlackRock LTIP programs.

On February 7, 2013, we announced that on March 15, 2013 we will redeem all $375 million of Fixed-To-Floating Rate Non-cumulative Exchangeable Perpetual Trust Securities issued by PNC Preferred Funding Trust III (REIT Preferred Securities) with a current distribution rate of 8.7%. The redemption price will be $100,000 per security. The previously declared regular first quarter distribution on the securities is payable on March 15, 2013 to holders of record on March 1, 2013.

The PNC Financial Services Group, Inc. – Form 10-K    235

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

Selected Quarterly Financial Data

Dollars in millions, except per share data	2012 (a)				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary Of Operations
Interest income	$2,671	$2,670	$2,796	$2,597	$2,534	$2,530	$2,547	$2,583
Interest expense	247	271	270	306	335	355	397	407
Net interest income	2,424	2,399	2,526	2,291	2,199	2,175	2,150	2,176
Noninterest income (b)	1,645	1,689	1,097	1,441	1,350	1,369	1,452	1,455
Total revenue	4,069	4,088	3,623	3,732	3,549	3,544	3,602	3,631
Provision for credit losses	318	228	256	185	190	261	280	421
Noninterest expense	2,829	2,650	2,648	2,455	2,719	2,140	2,176	2,070
Income from continuing operations before income taxes and noncontrolling interests	922	1,210	719	1,092	640	1,143	1,146	1,140
Income taxes	203	285	173	281	147	309	234	308
Net income	719	925	546	811	493	834	912	832
Less: Net income (loss) attributable to noncontrolling interests	1	(14)	(5)	6	17	4	(1)	(5)
Preferred stock dividends and discount accretion	54	63	25	39	25	4	25	4
Net income attributable to common shareholders	$664	$876	$526	$766	$451	$826	$888	$833
Per Common Share Data
Book value	$67.05	$66.41	$64.00	$63.26	$61.52	$61.92	$60.02	$58.01
Basic earnings from net income (c)	1.26	1.66	1.00	1.45	.86	1.57	1.69	1.59
Diluted earnings from net income (c)	1.24	1.64	.98	1.44	.85	1.55	1.67	1.57
(a)	Includes the impact of RBC Bank (USA), which we acquired on March 2, 2012.
(b)	Noninterest income included private equity gains/(losses) and net gains on sales of securities in each quarter as follows:

	2012				2011
in millions	Fourth	Third	Second	First	Fourth	Third	Second	First
Private equity gains/(losses)	$43	$25	$47	$50	$4	$46	$42	$53
Net gains on sales of securities	45	40	62	57	62	68	82	37
(c)	The sum of the quarterly amounts for 2012 and 2011 does not equal the respective year’s amount because the quarterly calculations are based on a changing number of average shares.

236    The PNC Financial Services Group, Inc. – Form 10-K

Average Consolidated Balance Sheet And Net Interest Analysis

	2012			2011			2010
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$26,522	$815	3.07%	$25,892	$894	3.45%	$23,437	$911	3.89%
Non-agency	6,506	350	5.38	7,413	394	5.31	9,240	558	6.04
Commercial mortgage-backed	3,682	156	4.24	3,461	158	4.57	3,679	191	5.19
Asset-backed	5,227	106	2.03	3,402	84	2.47	2,240	83	3.71
US Treasury and government agencies	2,733	55	2.01	4,308	114	2.65	7,549	211	2.80
State and municipal	1,920	91	4.74	2,002	91	4.55	1,445	79	5.47
Other debt	3,019	82	2.72	3,350	87	2.60	2,783	79	2.84
Corporate stocks and other	350			428			448
Total securities available for sale	49,959	1,655	3.31	50,256	1,822	3.63	50,821	2,112	4.16
Securities held to maturity
Residential mortgage-backed	4,423	156	3.53	2,424	83	3.42
Commercial mortgage-backed	4,288	195	4.55	4,444	220	4.95	3,711	206	5.55
Asset-backed	892	17	1.91	1,985	43	2.17	3,409	89	2.61
US Treasury and government agencies	226	9	3.98	87	3	3.45
State and municipal	670	28	4.18	271	12	4.43	8
Other	358	10	2.79	221	7	3.17	41	6	14.63
Total securities held to maturity	10,857	415	3.82	9,432	368	3.90	7,169	301	4.20
Total investment securities	60,816	2,070	3.40	59,688	2,190	3.67	57,990	2,413	4.16
Loans
Commercial	76,654	3,447	4.50	59,437	2,924	4.92	54,339	2,888	5.31
Commercial real estate	18,115	1,005	5.55	16,767	879	5.24	20,435	1,045	5.11
Equipment lease financing	6,674	307	4.60	6,219	309	4.97	6,276	325	5.18
Consumer	59,752	2,801	4.69	54,669	2,673	4.89	55,015	2,865	5.21
Residential real estate	15,423	832	5.39	14,924	883	5.92	17,709	1,209	6.83
Total loans	176,618	8,392	4.75	152,016	7,668	5.04	153,774	8,332	5.42
Loans held for sale	2,977	168	5.64	2,768	193	6.97	2,871	263	9.16
Federal funds sold and resale agreements	1,594	22	1.38	2,297	33	1.44	1,899	37	1.95
Other	6,549	226	3.45	7,571	214	2.83	8,215	185	2.25
Total interest-earning assets/interest income	248,554	10,878	4.38	224,340	10,298	4.59	224,749	11,230	5.00
Noninterest-earning assets:
Allowance for loan and lease losses	(4,157)			(4,656)			(5,144)
Cash and due from banks	3,877			3,565			3,569
Other	46,751			42,086			41,728
Total assets	$295,025			$265,335			$264,902
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$65,933	$138	.21%	$58,765	$184	.31%	$58,264	$261	.45%
Demand	34,342	14	.04	27,563	23	.08	25,025	33	.13
Savings	9,863	9	.09	8,185	15	.18	7,005	13	.19
Retail certificates of deposit	26,609	210	.79	34,009	428	1.26	42,933	628	1.46
Time deposits in foreign offices and other time	3,195	15	.47	2,815	18	.64	3,598	28	.78
Total interest-bearing deposits	139,942	386	.28	131,337	668	.51	136,825	963	.70
Borrowed funds
Federal funds purchased and repurchase agreements	4,542	10	.22	4,469	7	.16	4,309	13	.30
Federal Home Loan Bank borrowings	9,678	72	.74	5,305	53	1.00	7,996	71	.89
Bank notes and senior debt	10,275	236	2.30	11,202	252	2.25	12,790	320	2.50
Subordinated debt	7,019	320	4.56	8,942	456	5.10	9,647	505	5.23
Commercial paper	8,383	23	.27	3,234	9	.28	2,707	9	.33
Other	1,947	47	2.41	2,574	49	1.90	2,731	41	1.50
Total borrowed funds	41,844	708	1.69	35,726	826	2.31	40,180	959	2.39
Total interest-bearing liabilities/interest expense	181,786	1,094	.60	167,063	1,494	.89	177,005	1,922	1.09
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	61,610			51,707			45,076
Allowance for unfunded loan commitments and letters of credit	237			203			239
Accrued expenses and other liabilities	11,350			11,040			11,015
Equity	40,042			35,322			31,567
Total liabilities and equity	$295,025			$265,335			$264,902
Interest rate spread			3.78			3.70			3.91
Impact of noninterest-bearing sources			.16			.22			.23
Net interest income/margin		$9,784	3.94%		$8,804	3.92%		$9,308	4.14%

The PNC Financial Services Group, Inc. – Form 10-K    237

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

Loan fees for the years ended December 31, 2012, 2011, and 2010 were $217 million, $175 million, and $154 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2012, 2011, and 2010 were $144 million, $104 million, and $81 million, respectively.

238    The PNC Financial Services Group, Inc. – Form 10-K

Analysis Of Year-To-Year Changes In Net Interest Income

	2012/2011			2011/2010
	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
Taxable-equivalent basis – in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$21	$(100)	$(79)	$91	$(108)	$(17)
Non-agency	(49)	5	(44)	(102)	(62)	(164)
Commercial mortgage-backed	10	(12)	(2)	(11)	(22)	(33)
Asset-backed	39	(17)	22	35	(34)	1
US Treasury and government agencies	(35)	(24)	(59)	(87)	(10)	(97)
State and municipal	(4)	4		27	(15)	12
Other debt	(9)	4	(5)	15	(7)	8
Total securities available for sale	(11)	(156)	(167)	(24)	(266)	(290)
Securities held to maturity
Residential mortgage-backed	70	3	73	83		83
Commercial mortgage-backed	(8)	(17)	(25)	38	(24)	14
Asset-backed	(22)	(4)	(26)	(33)	(13)	(46)
US Treasury and government agencies	6		6	3		3
State and municipal	17	(1)	16	12		12
Other	4	(1)	3	9	(8)	1
Total securities held to maturity	55	(8)	47	90	(23)	67
Total investment securities	41	(161)	(120)	69	(292)	(223)
Loans
Commercial	790	(267)	523	258	(222)	36
Commercial real estate	73	53	126	(192)	26	(166)
Equipment lease financing	22	(24)	(2)	(3)	(13)	(16)
Consumer	241	(113)	128	(18)	(174)	(192)
Residential real estate	29	(80)	(51)	(176)	(150)	(326)
Total loans	1,185	(461)	724	(93)	(571)	(664)
Loans held for sale	14	(39)	(25)	(9)	(61)	(70)
Federal funds sold and resale agreements	(10)	(1)	(11)	7	(11)	(4)
Other	(31)	43	12	(15)	44	29
Total interest-earning assets	$1,069	$(489)	$580	$(20)	$(912)	$(932)
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$20	$(66)	$(46)	$2	$(79)	$(77)
Demand	4	(13)	(9)	3	(13)	(10)
Savings	2	(8)	(6)	3	(1)	2
Retail certificates of deposit	(80)	(138)	(218)	(120)	(80)	(200)
Time deposits in foreign offices and other time	2	(5)	(3)	(5)	(5)	(10)
Total interest-bearing deposits	41	(323)	(282)	(38)	(257)	(295)
Borrowed funds
Federal funds purchased and repurchase agreements		3	3		(6)	(6)
Federal Home Loan Bank borrowings	36	(17)	19	(26)	8	(18)
Bank notes and senior debt	(22)	6	(16)	(38)	(30)	(68)
Subordinated debt	(91)	(45)	(136)	(36)	(13)	(49)
Commercial paper	14		14	1	(1)
Other	(13)	11	(2)	(2)	10	8
Total borrowed funds	127	(245)	(118)	(102)	(31)	(133)
Total interest-bearing liabilities	121	(521)	(400)	(100)	(328)	(428)
Change in net interest income	$953	$27	$980	$(17)	$(487)	$(504)
Changes attributable to rate/volume are prorated into rate and volume components.

Interest income includes the effects of taxable-equivalent adjustments using a marginal federal income tax rate of 35% to increase tax-exempt interest income to a taxable- equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2012, 2011, and 2010 were $144 million, $104 million, and $81 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-K    239

LOANS OUTSTANDING

December 31 – in millions	2012(a)	2011	2010	2009	2008
Commercial lending
Commercial	$83,040	$65,694	$55,177	$54,818	$69,220
Commercial real estate	18,655	16,204	17,934	23,131	25,736
Equipment lease financing	7,247	6,416	6,393	6,202	6,461
Total commercial lending	108,942	88,314	79,504	84,151	101,417
Consumer lending
Home equity	35,920	33,089	34,226	35,947	38,276
Residential real estate	15,240	14,469	15,999	19,810	21,583
Credit card	4,303	3,976	3,920	2,569	2,237
Other consumer	21,451	19,166	16,946	15,066	11,976
Total consumer lending	76,914	70,700	71,091	73,392	74,072
Total loans	$185,856	$159,014	$150,595	$157,543	$175,489
(a)	Includes the impact of the RBC Bank (USA) acquisition, which we acquired on March 2, 2012.

NONPERFORMING ASSETS AND RELATED INFORMATION

December 31 – dollars in millions	2012	2011	2010	2009	2008
Nonperforming loans
Commercial	$590	$899	$1,253	$1,806	$576
Commercial real estate	807	1,345	1,835	2,140	766
Equipment lease financing	13	22	77	130	97
Total commercial lending	1,410	2,266	3,165	4,076	1,439
Consumer (a)
Home equity (b)	951	529	448	356	66
Residential real estate (c)	845	726	818	1,203	153
Credit card (d)	5	8
Other consumer	43	31	35	36	4
Total consumer lending (e)	1,844	1,294	1,301	1,595	223
Total nonperforming loans (f)	3,254	3,560	4,466	5,671	1,662
OREO and foreclosed assets
Other real estate owned (OREO) (g)	507	561	589	484	422
Foreclosed and other assets	33	35	68	49	16
Total OREO and foreclosed assets	540	596	657	533	438
Total nonperforming assets	$3,794	$4,156	$5,123	$6,204	$2,100
Nonperforming loans to total loans	1.75%	2.24%	2.97%	3.60%	.95%
Nonperforming assets to total loans, OREO and foreclosed assets	2.04	2.60	3.39	3.92	1.19
Nonperforming assets to total assets	1.24	1.53	1.94	2.30	.72
Interest on nonperforming loans
Computed on original terms	$212	$278	$329	$302	$115
Recognized prior to nonperforming status	30	47	53	90	60
Past due loans
Accruing loans past due 90 days or more (h)	$2,351	$2,973	$2,709	$2,698	$1,321
As a percentage of total loans	1.26%	1.87%	1.80%	1.71%	.75%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more (i)	$38	$49	$65	$72	$40
As a percentage of total loans held for sale	1.03%	1.67%	1.86%	2.84%	.92%
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(c)	Nonperforming residential real estate excludes loans of $69 million and $61 million accounted for under the fair value option as of December 31, 2012 and December 31, 2011, respectively. The comparable balances for prior periods presented were not material.
(d)	Effective in the second quarter 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans being placed on nonaccrual status when they become 90 days or more past due. We continue to charge off these loans at 180 days past due.
(e)

Pursuant to regulatory guidance, issued in the third quarter of 2012, nonperforming consumer loans, primarily home equity and residential mortgage, increased $288 million in 2012 related to changes in treatment of certain loans classified as TDRs, net of charge-offs, resulting from bankruptcy where no formal reaffirmation was provided by the borrower and

240    The PNC Financial Services Group, Inc. – Form 10-K

therefore a concession has been granted based upon discharge from personal liability. Charge-offs have been taken where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $128.1 million. Of these loans, approximately 78% were current on their payments at December 31, 2012.
(f)	Includes TDRs of $1,589 million at December 31, 2012, $1,141 million at December 31, 2011, $784 million at December 31, 2010, $440 million at December 31, 2009, and zero at December 31, 2008, respectively. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(g)	OREO excludes $380 million, $280 million, $178 million, $112 million and $81 million at December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(h)	Amounts include certain government insured or guaranteed consumer loans totaling $2,236 million, $2,474 million, $2,167 million, $1,814 million and $926 million at December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008, respectively. Past due loan amounts exclude purchased impaired loans as they are considered current loans due to the accretion of interest income.
(i)	Amounts include certain government insured or guaranteed consumer loans held for sale totaling zero, $15 million, $22 million, $27 million and zero at December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 – dollars in millions	2012	2011	2010	2009	2008
Allowance for loan and lease losses – January 1	$4,347	$4,887	$5,072	$3,917	$830
Charge-offs
Commercial	(474)	(700)	(1,227)	(1,276)	(301)
Commercial real estate	(314)	(464)	(670)	(510)	(165)
Equipment lease financing	(16)	(35)	(120)	(149)	(3)
Consumer (a)	(956)	(912)	(1,069)	(961)	(143)
Residential real estate	(110)	(153)	(406)	(259)	(6)
Total charge-offs	(1,870)	(2,264)	(3,492)	(3,155)	(618)
Recoveries
Commercial	300	332	294	181	53
Commercial real estate	115	105	77	38	10
Equipment lease financing	30	50	56	27	1
Consumer (a)	137	127	110	105	15
Residential real estate	(1)	11	19	93
Total recoveries	581	625	556	444	79
Net charge-offs	(1,289)	(1,639)	(2,936)	(2,711)	(539)
Provision for credit losses (b)	987	1,152	2,502	3,930	1,517
Acquired allowance – National City	(112)	2,224
Other	1	(1)	20
Adoption of ASU 2009-17, Consolidations	141
Net change in allowance for unfunded loan commitments and letters of credit	(10)	(52)	108	48	(135)
Allowance for loan and lease losses – December 31	$4,036	$4,347	$4,887	$5,072	$3,917
Allowance as a percent of December 31:
Loans	2.17%	2.73%	3.25%	3.22%	2.23%
Nonperforming loans	124	122	109	89	236
As a percent of average loans
Net charge-offs	.73	1.08	1.91	1.64	.74
Provision for credit losses	.56	.76	1.63	2.37	2.09
Allowance for loan and lease losses	2.28	2.86	3.18	3.06	5.38
Allowance as a multiple of net charge-offs	3.13	x	2.65	x	1.66	x	1.87	x	7.27	x
(a)	Includes home equity, credit card and other consumer.
(b)	Amount for 2008 included a $504 million conforming provision for credit losses related to National City.

The PNC Financial Services Group, Inc. – Form 10-K    241

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies. For purposes of this presentation, a portion of the allowance for loan and lease losses has been assigned to loan categories based on the relative specific and pool allocation amounts to provide coverage for probable losses not covered in specific, pool and consumer reserve methodologies related to qualitative and measurement factors. At December 31, 2012, the portion of the reserves for these factors was $42 million.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2012		2011		2010		2009		2008
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$1,131	44.7%	$1,180	41.3%	$1,387	36.7%	$1,869	34.8%	$1,668	39.4%
Commercial real estate	589	10.0	753	10.2	1,086	11.9	1,305	14.7	833	14.7
Equipment lease financing	54	3.9	62	4.0	94	4.2	171	3.9	179	3.7
Consumer (a)	1,415	33.2	1,458	35.4	1,227	36.6	957	34.0	929	29.9
Residential real estate	847	8.2	894	9.1	1,093	10.6	770	12.6	308	12.3
Total	$4,036	100.0%	$4,347	100.0%	$4,887	100.0%	$5,072	100.0%	$3,917	100.0%
(a)	Includes home equity, credit card and other consumer.

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2012 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$22,804	$48,428	$11,808	$83,040
Commercial real estate – Real estate projects	6,575	8,070	4,010	18,655
Total	$29,379	$56,498	$15,818	$101,695
Loans with:
Predetermined rate	$5,458	$11,320	$7,855	$24,633
Floating or adjustable rate	23,921	45,178	7,963	77,062
Total	$29,379	$56,498	$15,818	$101,695

At December 31, 2012, we had no pay-fixed interest rate swaps designated to commercial loans as part of fair value hedge strategies. At December 31, 2012, $13.4 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (1 month and 3 month LIBOR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

TIME DEPOSITS OF $100,000 OR MORE

Time deposits in foreign offices totaled $2.0 billion at December 31, 2012, substantially all of which were in denominations of $100,000 or more.

The following table sets forth maturities of domestic time deposits of $100,000 or more:

December 31, 2012 – in millions	Domestic Certificates of Deposit
Three months or less	$1,719
Over three through six months	1,190
Over six through twelve months	1,731
Over twelve months	2,691
Total	$7,331

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared
2012 Quarter
First	$64.79	$56.88	$64.49	$.35
Second	67.89	55.60	61.11	.40
Third	67.04	56.76	63.10	.40
Fourth	65.73	53.36	58.31	.40
Total				$1.55
2011 Quarter
First	$65.19	$59.67	$62.99	$.10
Second	64.37	55.56	59.61	.35
Third	61.21	42.70	48.19	.35
Fourth	58.70	44.74	57.67	.35
Total				$1.15

242    The PNC Financial Services Group, Inc. – Form 10-K

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	None.

(b)	None.

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

We performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2012.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2012 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2012. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Annual Report on Form 10-K.

(b)	Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As of December 31, 2012, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2012, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

Part III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts), required by this item is included under the captions “Election of Directors (Item 1),” and “Corporate Governance – Board committees – Audit Committee,” and “Director and Executive Officer Relationships – Family relationships” in our Proxy Statement to be filed for the 2013 annual meeting of shareholders and is incorporated herein by reference.

Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Director and Executive Officer Relationships – Section 16(a) beneficial ownership reporting compliance” in our Proxy Statement to be filed for the 2013 annual meeting of shareholders and is incorporated herein by reference.

Additional information regarding our executive officers and our directors is included in Part I of this Report under the captions “Executive Officers of the Registrant” and “Directors of the Registrant.”

Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the caption “Corporate Governance – Our code of ethics” in our Proxy Statement to be filed for the 2013 annual meeting of shareholders and is incorporated herein by reference. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporate governance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including the Chairman and Chief Executive Officer, the Chief Financial Officer and the Controller) will be posted at this internet address.

The PNC Financial Services Group, Inc. – Form 10-K    243

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Corporate Governance – Board committees – Personnel and Compensation Committee – Compensation committee interlocks and insider participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” “Compensation Tables,” and “Change in Control and Termination of Employment” in our Proxy Statement to be filed for the 2013 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e) (5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Directors and Executive Officers” in our Proxy Statement to be filed for the 2013 annual meeting of shareholders and is incorporated herein by reference.

Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2012 is included in the table which follows. Also included in the notes to the table is information regarding awards or portions of awards under our 2006 Incentive Award Plan that, by their terms, are payable only in cash. Additional information regarding these plans is included in Note 16 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information At December 31, 2012

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Long-Term Incentive Award Plan (Note 1)			1,945,317
Stock Options	3,522,804	$63.24
2006 Incentive Award Plan (Note 2 and Note 3)
Stock Options	11,242,923	$53.01	27,247,537
Incentive Performance Unit Awards (Note 4)	598,405	N/A
Stock-Payable Restricted Stock Units (Note 5)	695,383	N/A
1996 Executive Incentive Award Plan
Incentive Awards		N/A	(Note 6)
Employee Stock Purchase Plan (Note 7)			1,344,820
Total approved by security holders	16,059,515		30,537,674
Equity compensation plans not approved by security holders (Note 8)
Former National City Corporation Equity-Based Compensation Plans, including stock options	1,818,244	$681.16
Former Sterling Financial Corporation Stock Option Plan	51,041	$74.44
Total not approved by security holders	1,869,285
Total	17,928,800		30,537,674

N/A – not applicable

244    The PNC Financial Services Group, Inc. – Form 10-K

Note 1 – After shareholder approval of the 2006 Incentive Award Plan at the 2006 annual meeting of PNC’s shareholders on April 25, 2006 (see Note 2 below), no further grants were permitted under the 1997 Long-Term Incentive Award Plan, other than for the exercise of options still subject to a reload feature. As of December 31, 2012, the number of remaining shares reserved under this plan for that purpose was 1,945,317.

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

Note 3 – Under the 2006 Incentive Award Plan, awards or portions of awards that, by their terms, are payable only in cash do not reduce the number of shares that remain available for issuance under the plan (the number in column (c)). During 2012, a total of 543,959 cash-payable share units plus cash-payable dividend equivalents with respect to 418,665 of those share units were granted under the plan. This number includes an incremental change in the cash-payable portion of the 2010, 2011 and 2012 incentive performance unit award grants described in Note 4 below (net of forfeitures), a separate 2012 incentive performance unit award grant payable solely in cash, and 2012 grants of share units (all of which include rights to cash dividend equivalents) payable solely in cash. Payments are subject to the conditions of the individual grants, including, where applicable, the achievement of any performance goals or service requirement established for such grants. The comparable amount for 2010 was 367,365 cash-payable share units plus cash-payable dividend equivalents with respect to 211,573 cash-payable restricted share units, and the comparable amount for 2011 was 560,544 cash-payable share units plus cash-payable dividend equivalents with respect to 505,866 cash-payable restricted share units.

Note 4 – These incentive performance unit awards provide for the issuance of shares of common stock (up to a target number of shares) based on the degree to which corporate performance goals established by the Personnel and Compensation Committee have been achieved, subject to potential negative adjustment based on certain risk-related performance metrics, and, if a premium level of such performance is achieved, for further payment in cash. The numbers in column (a) of this table for these awards reflect the maximum number of shares that could be issued pursuant to grants outstanding at December 31, 2012 upon achievement of the performance goals and other conditions of the grants. At the premium level of performance, a further maximum payout of cash equivalents for the same number of share units, plus the incremental change described in Note 3, could also be payable subject to the other conditions of the grants. Grants under the 2006 Incentive Award Plan were made in the first quarter of 2010, 2011, and 2012.

Note 5 – These stock-payable restricted stock units include 2011 and 2012 grants of performance-based restricted share units (with the units payable solely in stock and related dividend equivalents payable solely in cash) that have a service condition, an internal risk-related performance condition and a market condition and also include grants of other stock-payable restricted share units, some of which are time-based and some of which also include related dividend equivalents payable solely in cash. The number in column (a) includes the maximum number of shares that could be issued pursuant to grants of this type of award outstanding at December 31, 2012 upon achievement of the performance and market conditions, where applicable, and other conditions of the grants. Cash-payable dividend equivalents were granted with respect to most of these stock-payable restricted stock units. Where stock-payable restricted share units include a fractional share interest, such fractional share interest is payable only in cash share equivalents. During 2012, a total of 21 cash share equivalents were paid in the aggregate for fractional share interests.

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

The PNC Financial Services Group, Inc. – Form 10-K    245

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

Note 8 – The plans in this section of the table reflect awards under pre-acquisition plans of National City Corporation and Sterling Financial Corporation, respectively. National City was merged into PNC on December 31, 2008 and Sterling was merged into PNC on April 4, 2008. Pursuant to the respective merger agreements for these acquisitions, common shares of National City or Sterling, as the case may be, issuable upon the exercise or settlement of various equity awards granted under the National City or Sterling plans were converted into corresponding awards covering PNC common stock. Additional information is included in Note 16 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report and in Note 16 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2008 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Director and Executive Officer Relationships – Director independence, – Transactions with directors, – Indemnification and advancement of costs, and – Related person transactions policies and procedures” in our Proxy Statement to be filed for the 2013 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Independent Registered Public Accounting Firm (Item 2) – Audit and non-audit fees” in our Proxy Statement to be filed for the 2013 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 are filed with this Report as Exhibit 99.2 and incorporated herein by reference.

Exhibits

Our exhibits listed on the Exhibit Index on pages E-1 through E-8 of this Form 10-K are filed with this Report or are incorporated herein by reference.

246    The PNC Financial Services Group, Inc. – Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PNC Financial Services Group, Inc.

(Registrant)

By:	/s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President and Chief Financial Officer
February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 28, 2013.

Signature	Capacities

/s/ James E. Rohr James E. Rohr	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard J. Johnson Richard J. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gregory H. Kozich Gregory H. Kozich	Senior Vice President and Controller (Principal Accounting Officer)

/s/ William S. Demchak William S. Demchak	Director

* Richard O. Berndt; Charles E. Bunch; Paul W. Chellgren; Kay Coles James; Richard B. Kelson; Bruce C. Lindsay; Anthony A. Massaro; Jane G. Pepper; Donald J. Shepard; Lorene K. Steffes; Dennis F. Strigl; Thomas J. Usher; George H. Walls, Jr.; and Helge H. Wehmeier	Directors

*By:	/s/ George P. Long, III
George P. Long, III, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

The PNC Financial Services Group, Inc. – Form 10-K    247

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

2.1

Stock Purchase Agreement, dated as of June 19, 2011, among the Corporation, RBC USA Holdco Corporation and Royal Bank of Canada (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed June 20, 2011

3.1	Articles of Incorporation of the Corporation, as amended effective as of January 2, 2009	Incorporated herein by reference to Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K)

3.2	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

3.3	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

3.4	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

3.5	By-Laws of the Corporation, as amended and restated effective as of February 12, 2009	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K filed February 19, 2009

4.1

There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve a total amount of securities authorized thereunder that exceed 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request.

4.2	Terms of $1.80 Cumulative Convertible Preferred Stock, Series B	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.3	Terms of 7.00% Non-Cumulative Preferred Stock, Series H	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.4	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.5	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.6	Terms of Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series K	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.7	Terms of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.8	Terms of Non-Cumulative Perpetual Preferred Stock, Series M	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.9	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

PNC Financial Services Group, Inc. – Form 10-K    E-1

4.10	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

4.11	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

4.12	Warrants for Purchase of Shares of PNC Common Stock	Incorporated herein by reference to Exhibit 4.2 (included as part of Exhibit 4.1) of the Corporation’s Form 8-A filed April 30, 2010

4.13	Deposit Agreement dated May 21, 2008, between the Corporation, PNC Bank, National Association, and the holders from time to time of the Depositary Receipts described therein	Incorporated herein by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K filed May 27, 2008

4.14

Deposit Agreement dated January 30, 2008 by and among National City Corporation, Wilmington Trust Company, National City Bank as Transfer Agent and Registrar, and all holders from time to time of Receipts issued pursuant thereto

Incorporated herein by reference to Exhibit 4.2 of the Form 8-A filed by National City Corporation (Commission File No. 001-10074) on January 30, 2008

4.15	Letter Agreement dated as of December 31, 2008 between the Corporation and Wilmington Trust Company	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Form 8-A filed December 31, 2008

4.16

Deposit Agreement dated July 27, 2011, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series O preferred stock

Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

4.17

Deposit Agreement, dated April 24, 2012, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series P preferred stock

Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

4.18

Deposit Agreement, dated September 21, 2012, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series Q preferred stock

Incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

4.19

Stock Purchase Contract between National City Corporation and National City Preferred Capital Trust I acting through the Bank of New York Trust Company, N.A. as Property Trustee, dated January 30, 2008

Incorporated herein by reference to Exhibit 4.7 of the Form 8-A filed by National City Corporation (Commission File No. 001-10074) on January 30, 2008

4.20	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.9 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (3rd Quarter 2004 Form 10-Q)

4.21	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note with Maturity of more Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.10 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.22	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s 3rd Quarter 2004 Form 10-Q

E-2    PNC Financial Services Group, Inc. – Form 10-K

4.23	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note with Maturity of more Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.12 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.24	Form of PNC Bank, National Association Global Bank Note for Extendible Floating Rate Global Senior Bank Note with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed June 21, 2012

4.25	Exchange Agreement, dated as of March 29, 2007, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust II	Incorporated herein by reference to Exhibit 4.16 of the Corporation’s Current Report on Form 8-K filed March 30, 2007

4.26	First Supplemental Indenture, dated as of February 13, 2008, between the Corporation and The Bank of New York	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K filed February 13, 2008

4.27	Exchange Agreement, dated as of February 19, 2008, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust III	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed February 19, 2008

10.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (2nd Quarter 2004 Form 10-Q)*

10.2	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 to the Corporation’s 2008 Form 10-K*

10.3	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K)*

10.4	The Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.5	Amendment to the Corporation’s ERISA Excess Pension Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K)*

10.6	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.4 to the Corporation’s 2008 Form 10-K*

10.7	Amendment 2009-1 to the Corporation’s ERISA Excess Plan as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2009 Form 10-K*

10.8	Amendment 2011-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.8 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K)*

10.9	The Corporation’s Key Executive Equity Program, as amended and restated	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.10	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2008 Form 10-K*

10.11	Amendment 2009-1 to the Corporation’s Key Executive Equity Program as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 to the Corporation’s 2009 Form 10-K*

10.12	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

PNC Financial Services Group, Inc. – Form 10-K    E-3

10.13	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Corporation on January 22, 2009*

10.14	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (2nd Quarter 2009 Form 10-Q)*

10.15	Amendment 2009-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2009 Form 10-K*

10.16	Second Amendment to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s 2010 Form 10-K*

10.17	The Corporation’s Supplemental Incentive Savings Plan, as amended and Restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2011 Form 10-K*

10.18	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.19	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8 filed by the Corporation on January 22, 2009*

10.20	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 to the Corporation’s 2nd Quarter 2009 Form 10-Q*

10.21	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 to the Corporation’s 2009 Form 10-K*

10.22	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s 2010 Form 10-K*

10.23	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s 2011 Form 10-K*

10.24	Amendment 2012-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Filed herewith*

10.25	AJCA transition amendments to the Corporation’s Supplemental Incentive Savings Plan and the Corporation and Affiliates Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K)*

10.26	Further AJCA transition amendments to the Corporation and Affiliates Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.12 to the Corporation’s 2008 Form 10-K*

10.27	The Corporation and Affiliates Deferred Compensation and Incentive Plan, effective as of January 1, 2012	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8 No.333-177896 filed November 10, 2011*

10.28	The Corporation’s 2006 Incentive Award Plan, as amended and restated effective as of March 11, 2011	Incorporated herein by reference to Exhibit 10.70 of the Corporation’s Quarterly Report on Form 1O-Q for the quarter ended March 31, 2011 (1st Quarter 2011 Form 10-Q)*

10.29	Addendum to the Corporation’s 2006 Incentive Award Plan, effective as of January 26, 2012	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s 2011 Form 10-K*

10.30	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

E-4    PNC Financial Services Group, Inc. – Form 10-K

10.31	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.10 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K)*

10.32	The Corporation’s Directors Deferred Compensation Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.12 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (1st Quarter 2004 Form 10-Q)*

10.33	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2012	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 2011 Form 10-K*

10.34	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.13 of the Corporation’s 1st Quarter 2004 Form 10-Q*

10.35	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated effective January 1, 2012	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 2011 Form 10-K*

10.36	Amended and Restated Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (3rd Quarter 2005 Form 10-Q)*

10.37	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.38	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s 2011 Form 10-K*

10.39	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Corporation on December 31, 2008

10.40	Amendment 2011-1 to the Corporation’s Employee Stock Purchase Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.39 of the Corporation’s 2011 Form 10-K

10.41	Amendment 2012-1 to the Corporation’s Employee Stock Purchase Plan, as amended and restated effective January 1, 2009	Filed herewith

10.42	Forms of employee stock option, restricted stock, restricted deferral, and incentive share agreements	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.43	2005 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K)*

10.44	2006 forms of employee stock option, restricted stock and restricted deferral agreements	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2005 Form 10-K*

10.45	Forms of employee stock option and restricted stock agreements under 2006 Incentive Award Plan	Incorporated by reference to Exhibit 10.40 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006*

10.46	2006 forms of employee incentive performance unit and senior officer change in control severance agreements	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007 (2006 Form 10-K)*

10.47	2007 forms of employee stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.21 of the Corporation’s 2006 Form 10-K*

PNC Financial Services Group, Inc. – Form 10-K    E-5

10.48	2006-2007 forms of employee incentive performance units agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (2nd Quarter 2007 Form 10-Q)*

10.49	2008 forms of employee stock option and restricted stock/share unit agreements	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s 2007 Form 10-K*

10.50	2008 forms of employee performance units agreements	Incorporated herein by reference to Exhibit 10.33 to the Corporation’s 2008 Form 10-K*

10.51	Form of employee stock option agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.52	Form of employee restricted stock agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.53	Form of employee stock option agreement with performance vesting schedule	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*

10.54	2009 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated by reference to Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009*

10.55	Form of agreement regarding portion of salary payable in stock units	Incorporated by reference to Exhibit 10.63 to the Corporation’s Current Report on Form 8-K filed August 21, 2009*

10.56	Form of agreement for long-term restricted stock	Incorporated by reference to Exhibit 10.64 to the Corporation’s Current Report on Form 8-K filed December 23, 2009*

10.57	Form of agreement for long-term stock	Incorporated by reference to Exhibit 10.65 to the Corporation’s Current Report on Form 8-K filed December 23, 2009*

10.58	2010 forms of employee stock option, restricted stock, and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.48 to the Corporation’s 2009 Form 10-K*

10.59	2010 forms of employee performance units agreements	Incorporated herein by reference to Exhibit 10.75 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010*

10.60	2011 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated herein by reference to Exhibit 10.71 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.61	2012 forms of employee stock option, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.77 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (1st Quarter 2012 Form 10-Q)*

10.62	Forms of employee stock option, restricted stock and restricted share unit agreements with varied vesting, payment and other circumstances	Incorporated herein by reference to Exhibit 10.78 of the Corporation’s 1st Quarter 2012 Form 10-Q*

10.63	Additional 2012 forms of employee performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.79 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (2nd Quarter 2012 Form 10-Q)*

E-6    PNC Financial Services Group, Inc. – Form 10-K

10.64	2013 forms of employee stock option and restricted share unit agreements	Filed herewith*

10.65	Forms of director stock option and restricted stock agreements	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.66	2005 form of director stock option agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005*

10.67	Form of time sharing agreements between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.39 to the Corporation’s 2008 Form 10-K*

10.68	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.72 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.69	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 to National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.70	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s 2010 Form 10-K

10.71	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and the Corporation

Incorporated herein by reference to the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) (referred to herein as Old BlackRock) for the quarter ended September 30, 2002 (Old BlackRock 3rd Quarter 2002 Form 10-Q)

10.72	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among Old BlackRock, PNC Bancorp, Inc. and the Corporation	Incorporated herein by reference to the Current Report on Form 8-K of Old BlackRock (Commission File No. 001-15305) filed February 22, 2006 (Old BlackRock February 22, 2006 Form 8-K)

10.73	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc., and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed June 14, 2007

10.74	Third Amendment to Share Surrender Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.75	Fourth Amendment to Share Surrender Agreement, dated as of August 7, 2012, among BlackRock, Inc., the Corporation and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.1 of BlackRock, Inc.’s Form 10-Q for the quarter ended June 30, 2012

10.76	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.77	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed June 17, 2009

10.78	Exchange Agreement dated as of May 21, 2012 by and among PNC Bancorp, Inc., the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed May 23, 2012

10.79

PNC Bank, National Association US $20,000,000,000 Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes with Maturities of more than Nine Months from Date of Issue Distribution Agreement dated July 30, 2004

Incorporated herein by reference to Exhibit 10.29 of the Corporation’s 3rd Quarter 2004 Form 10-Q

PNC Financial Services Group, Inc. – Form 10-K    E-7

10.80

Stock Purchase Agreement, dated as of June 19, 2011, among the corporation, RBC USA Holdco Corporation and Royal Bank of Canada (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed June 20, 2011

10.81	Stock Purchase Agreement, dated as of February 1, 2010, by and between the Corporation and The Bank of New York Mellon Corporation	Incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed February 3, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1

Form of Order of the Securities and Exchange Commission Instituting Public Administrative Procedures Pursuant to Section 8A of the Securities Act of 1933 and 21C of the Securities Exchange Act of 1934, Making Findings and Imposing Cease-and-Desist Order

Incorporated herein by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K dated and filed July 18, 2002

99.2	Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2012 and 2011 and for each of the three years ended December 31, 2012	Filed herewith

99.3	Consent order between The PNC Financial Services Group, Inc. and the Board of Governors of the Federal Reserve System	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed April 14, 2011

99.4	Consent order between PNC Bank, National Association and the Office of the Comptroller of the Currency	Incorporated herein by reference to Exhibit 99.2 of the Corporation’s Current Report on Form 8-K filed April 14, 2011

101	Interactive Data File (XBRL)	Filed herewith
+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, to filings by National City Corporation are to SEC File No. 001-10074, to filings by BlackRock through its second quarter 2006 Form 10-Q (referred to herein as Old BlackRock) are to BlackRock Holdco 2, Inc. SEC File No. 001-15305, and to filings by BlackRock, Inc. are to SEC File No. 001-33099.
*	Denotes management contract or compensatory plan.

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