Form 10-Q
period 2013-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2013-05-09
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, there were 529,423,740 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2013 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2013 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2013 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2013 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS

Dollars in millions, except per share data Unaudited	Three months ended March 31
	2013	2012
Financial Results (a)
Revenue
Net interest income	$2,389	$2,291
Noninterest income	1,566	1,441
Total revenue	3,955	3,732
Noninterest expense	2,395	2,455
Pretax, pre-provision earnings (b)	1,560	1,277
Provision for credit losses	236	185
Income before income taxes and noncontrolling interests	$1,324	$1,092
Net income	$1,004	$811
Less:
Net income (loss) attributable to noncontrolling interests	(9)	6
Preferred stock dividends and discount accretion	75	39
Net income attributable to common shareholders	$938	$766
Diluted earnings per common share	$1.76	$1.44
Cash dividends declared per common share	$.40	$.35
Performance Ratios
Net interest margin (c)	3.81%	3.90%
Noninterest income to total revenue	40	39
Efficiency	61	66
Return on:
Average common shareholders’ equity	10.68	9.41
Average assets	1.34	1.16

See page 66 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended March 31, 2013 and March 31, 2012 were $40 million and $31 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    1

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	March 31 2013	December 31 2012	March 31 2012
Balance Sheet Data (dollars in millions, except per share data)
Assets	$300,812	$305,107	$295,883
Loans (b) (c)	186,504	185,856	176,214
Allowance for loan and lease losses (b)	3,828	4,036	4,196
Interest-earning deposits with banks (b)	1,541	3,984	2,084
Investment securities (b)	59,361	61,406	64,554
Loans held for sale (c)	3,295	3,693	2,456
Goodwill and other intangible assets	10,996	10,869	11,188
Equity investments (b) (d)	11,008	10,877	10,352

Noninterest-bearing deposits	64,652	69,980	62,463
Interest-bearing deposits	146,968	143,162	143,664
Total deposits	211,620	213,142	206,127
Transaction deposits	175,407	176,705	164,575
Borrowed funds (b) (c)	37,647	40,907	42,539
Shareholders’ equity	39,663	39,003	35,045
Common shareholders’ equity	36,072	35,413	33,408
Accumulated other comprehensive income	767	834	281

Book value per common share	68.23	67.05	63.26
Common shares outstanding (millions)	529	528	528
Loans to deposits	88%	87%	85%

Client Assets (billions)
Discretionary assets under management	$118	$112	$112
Nondiscretionary assets under administration	118	112	107
Total assets under administration	236	224	219
Brokerage account assets	39	38	37
Total client assets	$275	$262	$256

Capital Ratios
Basel I ratios
Tier 1 common	9.8%	9.6%	9.3%
Tier 1 risk-based (e)	11.6	11.6	11.4
Total risk-based (e)	14.9	14.7	14.4
Leverage (e)	10.4	10.4	10.5

Common shareholders’ equity to assets	12.0	11.6	11.3

Pro forma Basel III Tier 1 common (f)	8.0%	7.5%	N/A (g)

Asset Quality
Nonperforming loans to total loans	1.83%	1.75%	2.03%
Nonperforming assets to total loans, OREO and foreclosed assets	2.10	2.04	2.46
Nonperforming assets to total assets	1.31	1.24	1.47
Net charge-offs to average loans (for the three months ended) (annualized) (h)	.99	.67	.81
Allowance for loan and lease losses to total loans	2.05	2.17	2.38
Allowance for loan and lease losses to nonperforming loans (i)	112	124	117
Accruing loans past due 90 days or more	$1,906	$2,351	$2,585
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include consolidated variable interest entities. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(c)	Amounts include assets and liabilities for which we have elected the fair value option. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(d)	Amounts include our equity interest in BlackRock.
(e)	The minimum U.S. regulatory capital ratios under Basel I are 4.0% for Tier 1 risk-based, 8.0% for Total risk-based, and 4.0% for Leverage. The comparable well-capitalized levels are 6.0% for Tier 1 risk-based, 10.0% for Total risk-based, and 5.0% for Leverage.
(f)	PNC’s pro forma Basel III Tier 1 common capital ratio was estimated without the benefit of phase-ins and is based on our current understanding of the Basel III proposed rules. See Table 22: Estimated Pro forma Basel III Tier 1 Common Capital for further detail on how this pro forma ratio differs from the Basel I Tier 1 common capital ratio. We expect the Basel III ratio to replace the current Basel I ratio for this regulatory metric when the applicable rules are finalized and fully implemented and PNC exits parallel run.
(g)	Pro forma Basel III Tier 1 common capital ratio not disclosed in our first quarter 2012 Form 10-Q.
(h)	Pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, additional charge-offs of $134 million have been taken. Excluding the impact of these additional charge-offs, annualized net charge-offs to average loans for the first quarter 2013 was 0.70%.
(i)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

2    The PNC Financial Services Group, Inc. – Form 10-Q

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2012 Annual Report on Form 10-K (2012 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2012 Form 10-K: the Risk Management And Recourse and Repurchase Obligation sections of the Financial Review portion of the respective report; Item 1A Risk Factors included in our 2012 Form 10-K; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2012 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 19 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis.

EXECUTIVE SUMMARY

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management and residential mortgage banking, providing many of its products and services nationally, as well as other products and services in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Alabama, Virginia, Georgia, Missouri, Wisconsin and South Carolina. PNC also provides certain products and services internationally.

KEY STRATEGIC GOALS

At PNC we manage our company for the long term. We are focused on the fundamentals of growing customers, loans, deposits and fee revenue and improving profitability, while investing for the future and managing risk and capital. We continue to invest in our products, markets and brand, and embrace our corporate responsibility to the communities where we do business.

We strive to expand and deepen customer relationships by offering convenient banking options and innovative technology solutions, providing a broad range of fee-based and credit products and services, focusing on customer service and enhancing our brand. Our approach is focused on organically growing and deepening client relationships that meet our risk/return measures. Our strategies for growing fee income across our lines of business will be focused on achieving deeper market penetration and cross selling our diverse product mix. A key priority is to drive growth in newly acquired and underpenetrated markets, including in the Southeast. We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

Our capital priorities for 2013 are to support client growth and business investment, maintain appropriate capital in light of economic uncertainty and the Basel III framework and return excess capital to shareholders through dividends, subject to regulatory approval. We continue to improve our capital levels and ratios and expect to build capital through retained earnings. During 2013, PNC does not expect to repurchase common stock through a share buyback program. PNC continues to maintain a strong bank holding company liquidity position. For more detail, see the 2013 Capital and Liquidity Actions portion of this Executive Summary, the Funding and Capital Sources portion of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2012 Form 10-K.

PNC faces a variety of risks that may impact various aspects of our risk profile from time to time. The extent of such impacts may vary depending on factors such as the current economic, political and regulatory environment, merger and acquisition activity and operational challenges. Many of these risks and our risk management strategies are described in more detail in our 2012 Form 10-K and elsewhere in this Report.

RBC BANK (USA) ACQUISITION

On March 2, 2012, we acquired 100% of the issued and outstanding common stock of RBC Bank (USA), the U.S. retail banking subsidiary of Royal Bank of Canada. As part of the acquisition, PNC also purchased a credit card portfolio from RBC Bank (Georgia), National Association. PNC paid $3.6 billion in cash as the consideration for the acquisition of both RBC Bank (USA) and the credit card portfolio. The transaction added approximately $18.1 billion in deposits, $14.5 billion of loans, $1.0 billion of goodwill and $.2 billion of other intangible assets to PNC’s Consolidated Balance Sheet. Our Consolidated Income Statement includes the impact of business activity associated with the RBC Bank (USA) acquisition subsequent to March 2, 2012. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in this Report for additional information regarding this acquisition.

The PNC Financial Services Group, Inc. – Form 10-Q    3

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

2013 CAPITAL AND LIQUIDITY ACTIONS

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

In connection with the 2013 CCAR, PNC submitted its capital plan, approved by its board of directors, to the Federal Reserve and our primary bank regulators in January 2013. As we announced on March 14, 2013, the Federal Reserve accepted the capital plan that we submitted for their review and did not object to our proposed capital actions, which included a recommendation to increase the quarterly common stock dividend in the second quarter of 2013. A share repurchase program for 2013 was not included in the capital plan primarily as a result of PNC’s 2012 acquisition of RBC Bank (USA) and expansion into Southeastern markets. For additional information concerning the CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, see Item 1 Business – Supervision and Regulation included in our 2012 Form 10-K. See the Liquidity Risk Management portion of the Risk Management section of this Financial Review, as well as Note 20 Subsequent Events in the Notes To Consolidated Financial Statements in this Report, for more detail on our 2013 capital and liquidity actions.

On April 4, 2013, consistent with our capital plan submitted to the Federal Reserve in 2013, our board of directors approved an increase to PNC’s quarterly common stock dividend from 40 cents per common share to 44 cents per common share. For the second quarter of 2013, the increased dividend was payable to shareholders of record at the close of business on April 16, 2013 and was paid on the next business day after the payment date of May 5, 2013.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), enacted in July 2010, mandates the most wide-ranging overhaul of financial industry regulation in decades. Many parts of the law are now in effect, and others are now in the implementation stage, which is likely to continue for several years.

PNC will be providing its first market-risk related disclosures under the final market risk capital rules adopted by the Federal banking agencies in June 2012 (commonly referred to as “Basel II.5”) with respect to the quarter ended March 31, 2013. PNC is able to satisfy the requirement to make this disclosure through postings on its website, and PNC expects to do so without also providing disclosure of this information through filings with the SEC.

In April 2013, the Federal Reserve requested comment on a proposed rule that would require bank holding companies with $50 billion or more in total assets, including PNC, and systemically designated nonbank financial companies to pay, beginning in 2013, an annual assessment to reimburse the Federal Reserve for the costs of supervising and regulating such companies. While the assessment formula remains subject to change until a final rule is adopted, PNC’s annual assessment would not be material based on the formula contained in the proposal.

For additional information concerning recent legislative and regulatory developments, including developments related to the implementation of the Basel III capital framework, as well as certain governmental, legislative and regulatory inquiries and investigations that may affect PNC, please see Item 1 Business – Supervision and Regulation, Item 1A Risk Factors and Note 23 Legal Proceedings in Item 8 of our 2012 Form 10-K and Note 17 Legal Proceedings and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

4    The PNC Financial Services Group, Inc. – Form 10-Q

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
•

The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined elsewhere in this Report and in our SEC filings, and

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

For additional information, please see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2012 Form 10-K.

INCOME STATEMENT HIGHLIGHTS

•

Net income for the first quarter of 2013 of $1.0 billion increased 24% compared to the first quarter of 2012, driven by revenue growth of 6% and a decline in noninterest expense of 2%, partially offset by an increase in the provision for credit losses. For additional detail, please see the Consolidated Income Statement Review section in this Financial Review.

•

Net interest income of $2.4 billion for the first quarter of 2013 increased 4% compared with the first quarter of 2012 driven by organic loan growth and the full quarter impact of the RBC Bank (USA) acquisition.

•	Net interest margin decreased to 3.81% for the first quarter of 2013 compared to 3.90% for the first quarter of 2012 due to lower purchase accounting accretion.
•

Noninterest income of $1.6 billion for the first quarter of 2013 increased 9% compared to the first quarter of 2012. The increase reflected higher fee income from corporate services, consumer services and asset management.

•

The provision for credit losses increased to $236 million for the first quarter of 2013 compared to $185 million for the first quarter of 2012. The increase in the comparison primarily reflected a larger loan portfolio.

•

Noninterest expense of $2.4 billion for the first quarter of 2013 decreased 2% compared with the first quarter of 2012 primarily driven by lower integration costs, partially offset by the impact in the first quarter 2013 of a full quarter of operating expense for the RBC Bank (USA) acquisition. The decline also reflected our continued commitment to disciplined expense management.

CREDIT QUALITY HIGHLIGHTS

•

Overall credit quality improved during the first quarter of 2013. While credit quality metrics for the first quarter of 2013 were impacted by alignment with interagency guidance, underlying credit quality continued to improve. Alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013 had the overall effect of accelerating charge-offs and nonaccrual classification while reducing delinquencies.

The PNC Financial Services Group, Inc. – Form 10-Q    5

•

Nonperforming assets of $3.9 billion at March 31, 2013 increased by $.1 billion, or 4%, compared to December 31, 2012. The increase was mainly due to the alignment with interagency guidance for loans and lines of credit related to consumer loans of $426 million. Commercial lending nonperforming loans decreased $115 million, or 8%, as a result of improving credit quality. Nonperforming assets to total assets were 1.31% at March 31, 2013 compared with 1.24% at December 31, 2012 and 1.47% at March 31, 2012.

•

Overall delinquencies of $3.2 billion decreased $.6 billion as of March 31, 2013 compared with December 31, 2012. The decline was due in part to $395 million for alignment with interagency guidance. A substantial portion of this decrease was reflected in accruing loans past due 90 days or more.

•

Net charge-offs of $456 million increased $123 million compared to the first quarter of 2012. First quarter 2013 included charge-offs of $134 million primarily related to home equity and residential real estate loans to align with interagency guidance. On an annualized basis, net charge-offs were 0.99% of average loans for the first quarter of 2013 and 0.81% of average loans for the first quarter of 2012. Excluding the impact of these $134 million additional charge-offs, annualized net charge-offs to average loans for the first quarter 2013 was 0.70%.

•

The allowance for loan and lease losses was 2.05% of total loans and 112% of nonperforming loans at March 31, 2013, compared with 2.17% and 124% at December 31, 2012, respectively. The decrease in the allowance compared with year end resulted from improved overall credit quality and the impact of alignment with interagency guidance.

BALANCE SHEET HIGHLIGHTS

•	Total loans increased by $.6 billion to $187 billion at March 31, 2013 compared to December 31, 2012.
•	Total commercial lending increased by $1.3 billion, or 1%, from December 31, 2012, as a result of growth in commercial loans primarily from new relationships.
•	Total consumer lending decreased $.7 billion from December 31, 2012 primarily from pay downs of residential real estate, credit card and education loans.
•	Total deposits decreased by $1.5 billion to $212 billion at March 31, 2013 compared with December 31, 2012.
•	Runoff of year-end seasonally higher transaction deposits resulted in a decrease of $1.3 billion to $175 billion at March 31, 2013 compared with December 31, 2012.
•	Average transaction deposits grew $3.1 billion to $173.2 billion in the first quarter of 2013 compared with average transaction deposits in the fourth quarter of 2012.
•	PNC’s balance sheet remained core funded with a loans to deposits ratio of 88% at March 31, 2013.
•	PNC had a strong capital position at March 31, 2013.
•	The Tier 1 common capital ratio increased to 9.8% compared with 9.6% at December 31, 2012.
•

The estimated pro forma Basel III Tier 1 common capital ratio was 8.0% at March 31, 2013, without benefit of phase-ins. See Table 22: Estimated Pro forma Basel III Tier 1 Common Capital in the Consolidated Balance Sheet Review section of this Financial Review for more detail.

•	In April 2013, the PNC board of directors raised the quarterly cash dividend on common stock to 44 cents per share, an increase of 4 cents per share, or 10%, effective with the May dividend.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results for the first three months of 2013 and 2012 and balances at March 31, 2013 and December 31, 2012, respectively.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Table 2: Summarized Average Balance Sheet

Three months ended March 31 Dollars in millions	2013	2012
Average assets
Interest-earning assets
Investment securities	$58,531	$61,583
Loans	186,099	164,556
Other	11,550	11,595
Total interest-earning assets	256,180	237,734
Other	47,265	43,808
Total average assets	$303,445	$281,542
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$144,801	$134,193
Borrowed funds	39,727	40,212
Total interest-bearing liabilities	184,528	174,405
Noninterest-bearing deposits	64,850	57,900
Other liabilities	12,140	11,426
Equity	41,927	37,811
Total average liabilities and equity	$303,445	$281,542

Various seasonal and other factors impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides

6    The PNC Financial Services Group, Inc. – Form 10-Q

information on changes in selected Consolidated Balance Sheet categories at March 31, 2013 compared with December 31, 2012.

Total average assets increased to $303.4 billion for the first quarter of 2013 compared with $281.5 billion for the first quarter of 2012, primarily due to an increase of $18.4 billion in average interest-earning assets driven by an increase in average total loans, including the full quarter impact of loans added in the RBC Bank (USA) acquisition, which closed March 2, 2012. Total assets were $300.8 billion at March 31, 2013 compared with $305.1 billion at December 31, 2012.

Average total loans increased by $21.5 billion to $186.1 billion for the first quarter of 2013 compared with the first quarter of 2012, including increases in average commercial loans of $14.2 billion and average consumer loans of $4.3 billion. The overall increase in loans reflected organic loan growth, primarily in corporate banking and real estate, as well as the full quarter impact of loans added in the RBC Bank (USA) acquisition.

Loans represented 73% of average interest-earning assets for the first quarter of 2013 and 69% of average interest-earning assets for the first quarter of 2012.

Average investment securities decreased $3.1 billion to $58.5 billion in the first quarter of 2013 compared with the first quarter of 2012, primarily as a result of principal payments. Total investment securities comprised 23% of average interest-earning assets for the first quarter of 2013 and 26% for the first quarter of 2012.

Average noninterest-earning assets increased $3.5 billion to $47.3 billion in the first quarter of 2013 compared with the first quarter of 2012. The increase included the impact of higher adjustments for net unrealized gains on securities, which are included in noninterest-earnings assets for average balance sheet purposes, the impact of the RBC Bank (USA) acquisition, including goodwill, and an increase in equity investments.

Average total deposits were $209.7 billion for the first quarter of 2013 compared with $192.1 billion for the first quarter of 2012. The increase of $17.6 billion primarily resulted from an increase in average transaction deposits of $22.6 billion partially offset by a decrease of $5.5 billion in average retail certificates of deposit attributable to runoff of maturing accounts. Growth in average money market deposits, average interest-bearing demand deposits and average noninterest-bearing deposits drove the increase in average transaction deposits, which resulted from deposits added in the RBC Bank (USA) acquisition and organic growth. Average transaction deposits were $173.2 billion for the first quarter of 2013 compared with $150.7 billion for the first quarter of 2012. Total deposits at March 31, 2013 were $211.6 billion compared with $213.1 billion at December 31, 2012 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review.

Average total deposits represented 69% of average total assets for the first quarter of 2013 and 68% for the first quarter of 2012.

Average borrowed funds remained relatively flat with a balance of $39.7 billion for the first quarter of 2013 compared with $40.2 billion for the first quarter of 2012. Lower average Federal Home Loan Bank (FHLB) borrowings and net redemptions and maturities of subordinated debt and bank notes and senior debt, were mostly offset by an increase in average commercial paper. Total borrowed funds at March 31, 2013 were $37.6 billion compared with $40.9 billion at December 31, 2012 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $936 million for the first three months of 2013 and $900 million for the first three months of 2012. Highlights of results for the first quarters of 2013 and 2012 are included below. The Business Segments Review section of this Financial Review includes further analysis of our business segment results over the first three months of 2013 and 2012 including presentation differences from Note 19 Segment Reporting in our Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 19 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    7

Table 3: Results Of Businesses – Summary

(Unaudited)

	Net Income		Revenue		Average Assets (a)
Three months ended March 31 – in millions	2013	2012	2013	2012	2013	2012
Retail Banking	$120	$147	$1,483	$1,436	$74,116	$69,709
Corporate & Institutional Banking	541	495	1,341	1,266	111,671	92,896
Asset Management Group	43	36	255	243	7,131	6,566
Residential Mortgage Banking	45	61	291	293	10,803	11,989
BlackRock	108	90	138	116	5,859	5,565
Non-Strategic Assets Portfolio	79	71	219	198	10,735	12,124
Total business segments	936	900	3,727	3,552	220,315	198,849
Other (b) (c)	68	(89)	228	180	83,130	82,693
Total	$1,004	$811	$3,955	$3,732	$303,445	$281,542
(a)	Period-end balances for BlackRock.
(b)	“Other” average assets include securities available for sale associated with asset and liability management activities.
(c)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in the Business Segments Review section of this Financial Review and in Note 19 Segment Reporting in the Notes to Consolidated Financial Statements in this Report.

Retail Banking

Retail Banking earned $120 million in the first three months of 2013 compared with $147 million for the same period a year ago. The decrease in earnings resulted from higher noninterest expense and provision for credit losses, both attributable to the full quarter impact of the RBC Bank (USA) acquisition. Noninterest income was also higher compared with the first quarter of 2012 primarily due to increased debit and credit card transactions, brokerage activity and the RBC Bank (USA) acquisition.

Corporate & Institutional Banking

In the first quarter of 2013, Corporate & Institutional Banking earned $541 million compared with $495 million in the first quarter of 2012. Earnings increased for the first quarter of 2013 primarily due to the full quarter impact of the RBC Bank (USA) acquisition and organic growth. The increase in revenue in the comparison reflected higher net interest income from higher average loans and deposits, as well as growth in corporate service fees primarily due to higher commercial mortgage servicing revenue. The increase in noninterest expense reflected a full quarter impact of the RBC Bank (USA) acquisition.

Asset Management Group

Asset Management Group earned $43 million in the first three months of 2013 compared with $36 million in the first three months of 2012. Assets under administration reached a record high for Asset Management Group of $236 billion as of March 31, 2013 and were $219 billion as of March 31, 2012. Revenue increased $12 million, or 5%, in the year over year comparison due to stronger average equity markets and increased sales volume. The revenue increase was partially offset by higher noninterest expense from strategic business investments.

Residential Mortgage Banking

Residential Mortgage Banking reported net income of $45 million in the first three months of 2013 compared with $61 million in the first three months of 2012. Earnings declined from the prior year period primarily as a result of higher provision for credit losses. Noninterest income was stable in the comparison, as decreases in net hedging gains on mortgage servicing rights and servicing fees were offset by increased loan sales revenue and lower provision for residential mortgage repurchase obligations. The increase to noninterest expense from higher loan origination volume was more than offset by lower residential mortgage foreclosure-related expense and legal expense.

BlackRock

Our BlackRock business segment earned $108 million in the first three months of 2013 and $90 million in the first three months of 2012. The higher business segment earnings from BlackRock for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to PNC’s higher equity earnings from BlackRock.

Non-Strategic Assets Portfolio

In the first quarter of 2013, Non-Strategic Assets Portfolio had earnings of $79 million compared with $71 million for the first quarter of 2012, primarily attributable to higher noninterest income, partially offset by higher provision for credit losses. The increase in noninterest income reflected a lower provision for estimated losses on home equity repurchase obligations. The increase in provision for credit losses in the comparison was driven by reductions in expected cash flows on purchased impaired home equity loans.

Other

“Other” reported earnings of $68 million for the three months of 2013 compared with a loss of $89 million for the first three months of 2012. Increased earnings for the 2013 period was primarily due to lower integration costs.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first three months of 2013 was $1.0 billion, an increase of 24% compared with $.8 billion for the first three months of 2012. The increase was driven by revenue growth of 6% and a decline in noninterest expense of 2%, partially offset by an increase in the provision for credit losses. Revenue growth in the comparison was driven by higher net interest income, higher corporate and consumer services fees and higher asset management revenue. The decline in noninterest expense in the comparison reflected lower integration costs and continued commitment to disciplined expense management, partially offset by the impact of a full quarter of operating expense for the RBC Bank (USA) acquisition.

NET INTEREST INCOME

Table 4: Net Interest Income and Net Interest Margin

	Three months ended March 31
Dollars in millions	2013	2012
Net interest income	$2,389	$2,291
Net interest margin	3.81%	3.90%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information (Unaudited) – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report and the discussion of purchase accounting accretion of purchased impaired loans in the Consolidated Balance Sheet review of this Report for additional information.

Net interest income increased by $98 million, or 4%, in the first quarter of 2013 compared with the first quarter of 2012, driven by organic loan growth and the full quarter impact of the RBC Bank (USA) acquisition.

The decline in the net interest margin for the first quarter of 2013 compared with the first quarter of 2012 was due to lower purchase accounting accretion.

Net interest margin for the first quarter of 2013 also reflected a 26 basis point decrease in the yield on total interest-earning assets, partially offset by a decrease in the weighted-average rate accrued on total interest-bearing liabilities of 22 basis points. The decrease in the yield on interest-earning assets was primarily due to lower rates on new loans and purchased securities in the ongoing low rate environment. The decrease in the rate accrued on interest-bearing liabilities was primarily due to net redemptions and maturities of bank notes and senior debt and subordinated debt, including the redemption of trust preferred and hybrid capital securities, and the runoff of maturing retail certificates of deposit during 2012.

With respect to the second quarter of 2013, we expect net interest income to decline by two to three percent compared to first quarter 2013 net interest income.

For the full year 2013, we expect net interest income to decrease compared with 2012, assuming an expected decline in the purchase accounting accretion component of net interest income of approximately $350 million.

NONINTEREST INCOME

Table 5: Noninterest Income

Three months ended March 31 Dollars in millions	2013	2012
Noninterest income
Asset management	$308	$284
Consumer services	296	264
Corporate services	277	232
Residential mortgage	234	230
Service charges on deposits	136	127
Net gains on sales of securities	14	57
Net other-than-temporary impairments	(10)	(38)
Other	311	285
Total noninterest income	$1,566	$1,441

Noninterest income increased by $125 million, or 9%, during the first three months of 2013 compared to first three months of 2012. The overall increase reflected higher fee income from corporate services, consumer services and asset management.

Asset management revenue, including BlackRock, increased $24 million in the first three months of 2013 to $308 million compared with $284 million in the first three months of 2012. The increase was due to stronger equity markets, growth in customers and higher earnings from our BlackRock investment. Discretionary assets under management increased to $118 billion at March 31, 2013 compared with $112 billion at March 31, 2012 driven by higher equity markets, strong sales performance and successful client retention.

Consumer service fees were $296 million for the first three months of 2013, which reflected an increase of $32 million, or 12%, compared with $264 million in the first three months of 2012, due to growth in customers and transaction volume.

The PNC Financial Services Group, Inc. – Form 10-Q    9

Corporate services revenue increased by $45 million, or 19%, in the first quarter of 2013 to $277 million compared to $232 million in the first quarter of 2012, primarily as a result of higher commercial mortgage servicing revenue.

Residential mortgage revenue increased to $234 million in the first three months of 2013 from $230 million in the first three months of 2012, which includes the impact of the decline in provision for residential mortgage repurchase obligations to $4 million in the first three months of 2013, compared to $32 million in the first three months of 2012. Excluding this provision impact, residential mortgage revenue decreased by $24 million due to the impact of lower net hedging gains on mortgage servicing rights, which was partially offset by higher loan sales revenue.

Service charges on deposits grew to $136 million for the first quarter of 2013 from $127 million for the first quarter of 2012. The increase reflected customer growth, including the RBC Bank (USA) acquisition.

Other noninterest income increased by $26 million, or 9%, to $311 million for the first three months of 2013 compared with $285 million for the first three months of 2012, which was primarily attributable to higher revenue associated with commercial mortgage banking activity.

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

For 2013, we continue to expect both full year 2013 noninterest income and total revenue to increase compared with 2012.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $236 million for the first three months of 2013 compared with $185 million for the first three months of 2012. The increase in the comparison primarily reflected a larger loan portfolio.

We currently expect our provision for credit losses in the second quarter of 2013 to be between $200 million and $300 million.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST EXPENSE

Noninterest expense was $2.4 billion for the first three months of 2013 and $2.5 billion for the first three months of 2012. The decline in the comparison reflected residential mortgage foreclosure-related expenses of $15 million for the first three months of 2013, while noninterest expense for the first three months of 2012 included integration costs of $145 million and residential mortgage foreclosure-related expenses of $38 million. These declines were partially offset by the impact in the first quarter 2013 of a full quarter of operating expense for the RBC Bank (USA) acquisition.

The decline in noninterest expense in the comparison also reflected our continued commitment to disciplined expense management, and we currently expect to achieve our $700 million continuous improvement savings goal for 2013. Through the end of the first quarter, we have captured approximately $500 million of annualized savings. Cost savings are expected to offset investments we are making in our businesses and infrastructure.

For the second quarter of 2013, we currently expect noninterest expenses to be two to three percent higher than the first quarter of 2013.

We continue to expect noninterest expense for 2013 to decline by mid-single digits on a percentage basis compared with 2012. We expect noninterest expense, excluding integration costs and trust preferred securities redemption related charges, to be flat to down in 2013 versus 2012.

EFFECTIVE INCOME TAX RATE

The effective income tax rate was 24.2% in the first three months of 2013 compared with 25.7% in the first three months of 2012. The effective tax rate is generally lower than the statutory rate primarily due to increased tax credits PNC receives from our investments in low income housing and new markets investments, as well increased earnings in other tax exempt investments. The lower effective income tax rate in the first quarter 2013 compared to the prior year quarter was primarily attributable to the impact of higher tax-exempt income and tax credits, partially offset by higher levels of pretax income.

10    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

In millions	March 31 2013	December 31 2012
Assets
Loans held for sale	$3,295	$3,693
Investment securities	59,361	61,406
Loans	186,504	185,856
Allowance for loan and lease losses	(3,828)	(4,036)
Goodwill	9,075	9,072
Other intangible assets	1,921	1,797
Other, net	44,484	47,319
Total assets	$300,812	$305,107
Liabilities
Deposits	$211,620	$213,142
Borrowed funds	37,647	40,907
Other	9,467	9,293
Total liabilities	258,734	263,342
Equity
Total shareholders’ equity	39,663	39,003
Noncontrolling interests	2,415	2,762
Total equity	42,078	41,765
Total liabilities and equity	$300,812	$305,107

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in this Report.

The decrease in total assets of $4.3 billion at March 31, 2013 compared with December 31, 2012 was primarily due to lower interest-earning deposits with banks (which is included in Other, net in the preceding table) and investment securities. The decline in investment securities was primarily due to principal payments. The decline in interest-earning deposits with banks was primarily driven by the impact of decreased borrowed funds and decreased deposits, partially offset by the impact of decreased investment securities. Total liabilities decreased $4.6 billion at March 31, 2013 compared with December 31, 2012 primarily due to the runoff of year end seasonally higher deposits and lower FHLB borrowings.

An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances of $186.5 billion at March 31, 2013 and $185.9 billion at December 31, 2012 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums of $2.5 billion at March 31, 2013 and $2.7 billion at December 31, 2012, respectively. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

Table 7: Details Of Loans

In millions	March 31 2013	December 31 2012
Commercial Lending
Commercial
Retail/wholesale trade	$14,109	$13,801
Manufacturing	14,139	13,856
Service providers	12,568	12,095
Real estate related (a)	10,274	10,616
Financial services (b)	9,679	9,026
Health care	7,392	7,267
Other industries	16,124	16,379
Total commercial	84,285	83,040
Commercial real estate
Real estate projects (c)	12,596	12,347
Commercial mortgage	6,183	6,308
Total commercial real estate	18,779	18,655
Equipment lease financing	7,240	7,247
Total Commercial Lending (d)	110,304	108,942
Consumer Lending
Home equity
Lines of credit	23,029	23,576
Installment	13,001	12,344
Total home equity	36,030	35,920
Residential real estate
Residential mortgage	14,217	14,430
Residential construction	768	810
Total residential real estate	14,985	15,240
Credit card	4,081	4,303
Other consumer
Education	8,048	8,238
Automobile	8,716	8,708
Other	4,340	4,505
Total Consumer Lending	76,200	76,914
Total loans	$186,504	$185,856
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes loans issued to a Financing Special Purpose Entity which holds receivables from the other industries within Commercial Lending.
(c)	Includes both construction loans and intermediate financing for projects.
(d)	Construction loans with interest reserves, and A/B Note restructurings are not significant to PNC.

The increase in loans of $.6 billion from December 31, 2012 included an increase in commercial lending of $1.3 billion and a decrease in consumer lending of $.7 billion. The increase in commercial lending was the result of growth in commercial loans primarily from new relationships. The decline in consumer lending resulted primarily from pay downs of residential real estate, credit card and education loans.

The PNC Financial Services Group, Inc. – Form 10-Q    11

Loans represented 62% of total assets at March 31, 2013 and 61% of total assets at December 31, 2012. Commercial lending represented 59% of the loan portfolio at both March 31, 2013 and December 31, 2012. Consumer lending represented 41% of the loan portfolio at both March 31, 2013 and December 31, 2012.

Commercial real estate loans represented 10% of total loans and 6% of total assets at both March 31, 2013 and December 31, 2012. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional details of loans.

Total loans above include purchased impaired loans of $7.1 billion, or 4% of total loans, at March 31, 2013, and $7.4 billion, or 4% of total loans, at December 31, 2012.

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

HIGHER RISK LOANS

Our total ALLL of $3.8 billion at March 31, 2013 consisted of $1.7 billion and $2.1 billion established for the commercial lending and consumer lending categories, respectively. The ALLL included what we believe to be appropriate loss coverage on higher risk loans in the commercial and consumer portfolios. We do not consider government insured or guaranteed loans to be higher risk as defaults have historically been materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans is included in the

Credit Risk Management portion of the Risk Management section of this Financial Review and in Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

PURCHASE ACCOUNTING ACCRETION AND VALUATION OF PURCHASED IMPAIRED LOANS

Information related to purchase accounting accretion and accretable yield for the first three months of 2013 and 2012 follows. Additional information is provided in Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in this Report.

Table 8: Accretion – Purchased Impaired Loans

	Three months ended March 31
In millions	2013	2012
Accretion on purchased impaired loans
Scheduled accretion	$157	$158
Reversal of contractual interest on impaired loans	(85)	(97)
Scheduled accretion net of contractual interest	72	61
Excess cash recoveries	50	40
Total	$122	$101

Table 9: Purchased Impaired Loans – Accretable Yield

In millions	2013	2012
January 1	$2,166	$2,109
Addition of accretable yield due to RBC Bank (USA) acquisition on March 2, 2012		587
Scheduled accretion	(157)	(158)
Excess cash recoveries	(50)	(40)
Net reclassifications to accretable from non-accretable and other activity (a)	213	(29)
March 31 (b)	$2,172	$2,469
(a)	Over 48% of the net reclassifications were driven by the commercial portfolio. Approximately half of the commercial portfolio impact related to excess cash recoveries recognized during the period, with the remaining due to improvements of cash expected to be collected on both RBC Bank (USA) and National City loans in future periods. The remaining net reclassifications were due to future cash flow changes in the consumer portfolio.
(b)	As of March 31, 2013, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $1.2 billion in future periods. This will offset the total net accretable interest in future interest income of $2.2 billion on purchased impaired loans.

12    The PNC Financial Services Group, Inc. – Form 10-Q

Information related to the valuation of purchased impaired loans at March 31, 2013 and December 31, 2012 follows.

Table 10: Valuation of Purchased Impaired Loans

	March 31, 2013		December 31, 2012
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$1,465		$1,680
Purchased impaired mark	(386)		(431)
Recorded investment	1,079		1,249
Allowance for loan losses	(198)		(239)
Net investment	881	60%	1,010	60%
Consumer and residential mortgage loans:
Unpaid principal balance	6,359		6,639
Purchased impaired mark	(365)		(482)
Recorded investment	5,994		6,157
Allowance for loan losses	(911)		(858)
Net investment	5,083	80%	5,299	80%
Total purchased impaired loans:
Unpaid principal balance	7,824		8,319
Purchased impaired mark	(751)		(913)
Recorded investment	7,073		7,406
Allowance for loan losses	(1,109)		(1,097)
Net investment	$5,964	76%	$6,309	76%

The unpaid principal balance of purchased impaired loans decreased to $7.8 billion at March 31, 2013 from $8.3 billion at December 31, 2012 due to payments, disposals and charge-offs of amounts determined to be uncollectible. The remaining purchased impaired mark at March 31, 2013 was $751 million, which was a decrease from $913 million at December 31, 2012. The associated allowance for loan losses remained relatively flat at $1.1 billion. The net investment of $6.0 billion at March 31, 2013 decreased 5% from $6.3 billion at December 31, 2012. At March 31, 2013, our largest individual purchased impaired loan had a recorded investment of $19 million.

We currently expect to collect total cash flows of $8.2 billion on purchased impaired loans, representing the $6.0 billion net investment at March 31, 2013 and the accretable net interest of $2.2 billion shown in Table 9: Purchased Impaired Loans – Accretable Yield.

The PNC Financial Services Group, Inc. – Form 10-Q    13

WEIGHTED AVERAGE LIFE OF THE PURCHASED IMPAIRED PORTFOLIOS

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of the first quarter of 2013.

Table 11: Weighted Average Life of the Purchased Impaired Portfolios

As of March 31, 2013
In millions	Recorded Investment	WAL (a)
Commercial	$270	2.1 years
Commercial real estate	809	2.0 years
Consumer (b)	2,557	4.5 years
Residential real estate	3,437	4.6 years
Total	$7,073	4.1 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

PURCHASED IMPAIRED LOANS – ACCRETABLE DIFFERENCE SENSITIVITY ANALYSIS

The following table provides a sensitivity analysis on the Purchased Impaired Loans portfolio. The analysis reflects hypothetical changes in key drivers for expected cash flows over the life of the loans under declining and improving conditions at a point in time. Any unusual significant economic events or changes, as well as other variables not considered below (e.g., natural or widespread disasters), could result in impacts outside of the ranges represented below. Additionally, commercial and commercial real estate loan settlements or sales proceeds can vary widely from appraised values due to a number of factors including, but not limited to, special use considerations, liquidity premiums and improvements/deterioration in other income sources.

Table 12: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	March 31, 2013	Declining Scenario (a)	Improving Scenario (b)
Expected Cash Flows	$8.2	$(.4)	$.4
Accretable Difference	2.2	(.1)	.2
Allowance for Loan and Lease Losses	(1.1)	(.4)	.2
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans we assume home price forecast decreases by ten percent and unemployment rate forecast increases by two percentage points; for commercial loans, we assume that collateral values decrease by ten percent.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by ten percent, unemployment rate forecast decreases by two percentage points and interest rate forecast increases by two percentage points; for commercial loans, we assume that collateral values increase by ten percent.

The impact of declining cash flows is primarily reflected as immediate impairment (allowance for loan losses). The impact of increased cash flows is first recognized as a reversal of the allowance with any additional cash flow increases reflected as an increase in accretable yield over the life of the loan.

NET UNFUNDED CREDIT COMMITMENTS

Net unfunded credit commitments are comprised of the following:

Table 13: Net Unfunded Credit Commitments

In millions	March 31 2013	December 31 2012
Commercial / commercial real estate (a)	$79,953	$78,703
Home equity lines of credit	19,696	19,814
Credit card	17,356	17,381
Other	4,807	4,694
Total	$121,812	$120,592
(a)	Less than 5% of these amounts at each date relate to commercial real estate.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $22.9 billion at March 31, 2013 and $22.5 billion at December 31, 2012.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $713 million at March 31, 2013 and $732 million at December 31, 2012 and are included in the preceding table primarily within the Commercial / commercial real estate category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $11.5 billion at both March 31, 2013 and December 31, 2012. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Information regarding our Allowance for unfunded loan commitments and letters of credit is included in Note 7 Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

14    The PNC Financial Services Group, Inc. – Form 10-Q

INVESTMENT SECURITIES

Table 14: Investment Securities

	March 31, 2013		December 31, 2012
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Total securities available for sale (a)	$47,950	$49,536	$49,447	$51,052
Total securities held to maturity	9,825	10,272	10,354	10,860
Total securities	$57,775	$59,808	$59,801	$61,912
(a)	Includes $288 million of both amortized cost and fair value of securities classified as corporate stocks and other at March 31, 2013. Comparably, at December 31, 2012, amortized cost and fair value of these corporate stocks and other was $367 million. The remainder of securities available for sale are debt securities.

The carrying amount of investment securities totaled $59.4 billion at March 31, 2013, which was made up of $49.6 billion of securities available for sale carried at fair value and $9.8 billion of securities held to maturity carried at amortized cost. Comparably, at December 31, 2012, the carrying value of investment securities totaled $61.4 billion of which $51.0 billion represented securities available for sale carried at fair value and $10.4 billion of securities held to maturity carried at amortized cost.

The decrease in the carrying amount of investment securities of $2.0 billion since December 31, 2012 resulted primarily from a decline in agency residential mortgage-backed securities due to principal payments. Investment securities represented 20% of total assets at both March 31, 2013 and December 31, 2012.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively represented 57% of the investment securities portfolio at March 31, 2013.

At both March 31, 2013 and December 31, 2012, the securities available for sale portfolio included a net unrealized gain of $1.6 billion, which represented the difference between fair value and amortized cost. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet.

Additional information regarding our investment securities is included in Note 8 Investment Securities and Note 9 Fair Value in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital under currently effective capital rules. However, reductions in the credit ratings of these securities could have an impact on the liquidity of the securities or the determination of risk-weighted assets, which could reduce our regulatory capital ratios under currently effective capital rules. In addition, the amount representing the credit-related portion of other-than- temporary impairment (OTTI) on available for sale securities would reduce our earnings and regulatory capital ratios.

The weighted-average expected life of investment securities (excluding corporate stocks and other) was 4.2 years at March 31, 2013 and 4.0 years at December 31, 2012.

The duration of investment securities was 2.4 years at March 31, 2013. We estimate that, at March 31, 2013, the effective duration of investment securities was 2.6 years for an immediate 50 basis points parallel increase in interest rates and 2.2 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2012 were 2.3 years and 2.2 years, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    15

The following table provides details regarding the vintage, current credit rating and FICO score of the underlying collateral at origination, where available, for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

Table 15: Vintage, Current Credit Rating and FICO Score for Asset-Backed Securities

	Agency		Non-agency
As of March 31, 2013 Dollars in millions	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Asset- Backed Securities (a)
Fair Value – Available for Sale	$25,272	$615	$6,038	$3,477	$6,015
Fair Value – Held to Maturity	4,178	1,357		2,400	997
Total Fair Value	$29,450	$1,972	$6,038	$5,877	$7,012
% of Fair Value:
By Vintage
2013	1%
2012	20%	1%		12%
2011	26%	49%		6%
2010	24%	11%	1%	4%	3%
2009	9%	19%		2%	1%
2008	2%	3%			1%
2007	3%	2%	25%	11%	2%
2006	1%	3%	21%	20%	6%
2005 and earlier	6%	12%	52%	44%	6%
Not Available	8%		1%	1%	81%
Total	100%	100%	100%	100%	100%
By Credit Rating (at March 31, 2013)
Agency	100%	100%
AAA				71%	65%
AA			1%	8%	25%
A			1%	12%	1%
BBB			4%	4%
BB			12%	2%
B			7%	1%	1%
Lower than B			73%		8%
No rating			2%	2%
Total	100%	100%	100%	100%	100%
By FICO Score (at origination)
>720			56%		2%
<720 and >660			31%		5%
<660					2%
No FICO score			13%		91%
Total			100%		100%
(a)	Available for sale asset-backed securities include $2 million of available for sale agency asset-backed securities.

16    The PNC Financial Services Group, Inc. – Form 10-Q

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

We also consider the severity of the impairment and the length of time that the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance and Market Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

For those debt securities where we do not intend to sell and believe we will not be required to sell the securities prior to expected recovery, we recognize the credit portion of OTTI charges in current earnings and the noncredit portion of OTTI is included in Net unrealized gains (losses) on OTTI securities on our Consolidated Statement of Comprehensive Income and in Accumulated other comprehensive income (loss), net of tax, on our Consolidated Balance Sheet.

We recognized OTTI for the first three months of 2013 and 2012 as follows:

Table 16: Other-Than-Temporary Impairments

	Three months ended March 31
In millions	2013	2012
Credit portion of OTTI losses (a)
Non-agency residential mortgage-backed	$7	$32
Asset-backed	3	5
Other debt		1
Total credit portion of OTTI losses	10	38
Noncredit portion of OTTI (recoveries) (b)	(9)	(22)
Total OTTI losses	$1	$16
(a)	Reduction of Noninterest income on our Consolidated Income Statement.
(b)	Included in Accumulated other comprehensive income (loss), net of tax, on our Consolidated Balance Sheet and in Net unrealized gains (losses) on OTTI securities on our Consolidated Statement of Comprehensive Income.

The PNC Financial Services Group, Inc. – Form 10-Q    17

The following table summarizes net unrealized gains and losses recorded on non-agency residential and commercial mortgage-backed securities and other asset-backed securities, which represent our most significant categories of securities not backed by the U.S. government or its agencies. A summary of all OTTI credit losses recognized for the first three months of 2013 by investment type is included in Note 8 Investment Securities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Table 17: Net Unrealized Gains and Losses on Non-Agency Securities

As of March 31, 2013 In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities (a)
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain (Loss)
Available for Sale Securities (Non-Agency)
Credit Rating Analysis
AAA	$20		$2,015	$81	$3,814	$32
Other Investment Grade (AA, A, BBB)	369	$31	1,179	91	1,567	19
Total Investment Grade	389	31	3,194	172	5,381	51
BB	702	(50)	113	8	5
B	427	(8)	58	4	31
Lower than B	4,395	160			570	(20)
Total Sub-Investment Grade	5,524	102	171	12	606	(20)
Total No Rating	125	10	112	7	26	(11)
Total	$6,038	$143	$3,477	$191	$6,013	$20
OTTI Analysis
Investment Grade:
OTTI has been recognized
No OTTI recognized to date	$389	$31	$3,194	$172	$5,381	$51
Total Investment Grade	389	31	3,194	172	5,381	51
Sub-Investment Grade:
OTTI has been recognized	3,679	(35)			573	(18)
No OTTI recognized to date	1,845	137	171	12	33	(2)
Total Sub-Investment Grade	5,524	102	171	12	606	(20)
No Rating:
OTTI has been recognized	80	3			26	(11)
No OTTI recognized to date	45	7	112	7
Total No Rating	125	10	112	7	26	(11)
Total	$6,038	$143	$3,477	$191	$6,013	$20
Securities Held to Maturity (Non-Agency)
Credit Rating Analysis
AAA			$2,179	$53	$746	$4
Other Investment Grade (AA, A, BBB)			221	12	241	3
Total Investment Grade			2,400	65	987	7
BB					10	1
B
Lower than B
Total Sub-Investment Grade					10	1
Total No Rating
Total			$2,400	$65	$997	$8
(a)	Excludes $2 million of available for sale agency asset-backed securities.

18    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage-Backed Securities

At March 31, 2013, our residential mortgage-backed securities portfolio was comprised of $29.5 billion fair value of U.S. government agency-backed securities and $6.0 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first three months of 2013, we recorded OTTI credit losses of $7 million on non-agency residential mortgage-backed securities. All of the losses were associated with securities rated below investment grade. As of March 31, 2013, the net unrealized loss recorded in Accumulated other comprehensive income for non-agency residential mortgage-backed securities for which we have recorded an OTTI credit loss totaled $32 million and the related securities had a fair value of $3.8 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of March 31, 2013 totaled $1.8 billion, with unrealized net gains of $137 million.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $5.9 billion at March 31, 2013 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings and multi-family housing. The agency commercial mortgage-backed securities portfolio had a fair value of $2.0 billion at March 31, 2013 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on commercial mortgage-backed securities during the first three months of 2013.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $7.0 billion at March 31, 2013. The portfolio consisted of fixed-rate and floating-rate securities collateralized by various consumer credit products, primarily student loans and residential mortgage loans, as well as securities backed by corporate debt. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts. Substantially all of the student loans in the securitizations are guaranteed by an agency of the U.S. government.

We recorded OTTI credit losses of $3 million on asset-backed securities during the first three months of 2013. All of the securities are collateralized by first and second lien residential mortgage loans and are rated below investment grade. As of March 31, 2013, the net unrealized loss recorded in Accumulated other comprehensive income for asset-backed securities for which we have recorded an OTTI credit loss totaled $29 million and the related securities had a fair value of $599 million.

For the sub-investment grade investment securities (available for sale and held to maturity) for which we have not recorded an OTTI loss through March 31, 2013, the fair value was $43 million, with unrealized net losses of $1 million. The results of our security-level assessments indicate that we will recover the cost basis of these securities.

Note 8 Investment Securities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report provides additional information on OTTI losses and further detail regarding our process for assessing OTTI.

If current housing and economic conditions were to worsen, and if market volatility and illiquidity were to worsen, or if market interest rates were to increase or credit spreads were to widen appreciably, the valuation of our investment securities portfolio could be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

The PNC Financial Services Group, Inc. – Form 10-Q    19

LOANS HELD FOR SALE

Table 18: Loans Held For Sale

In millions	March 31 2013	December 31 2012
Commercial mortgages at fair value	$769	$772
Commercial mortgages at lower of cost or market	126	620
Total commercial mortgages	895	1,392
Residential mortgages at fair value	2,204	2,096
Residential mortgages at lower of cost or market	127	124
Total residential mortgages	2,331	2,220
Other	69	81
Total	$3,295	$3,693

We stopped originating certain commercial mortgage loans held for sale designated at fair value and continue pursuing opportunities to reduce these positions at appropriate prices. At March 31, 2013, the balance relating to these loans was $769 million, compared to $772 million at December 31, 2012.

We sold $926 million of commercial mortgages held for sale carried at lower of cost or market during the first three months of 2013 compared to $481 million during the first three months of 2012, due to an increase in loan sales to government agencies. Gains on sale, net of hedges, were immaterial.

Residential mortgage loan origination volume was $4.2 billion in the first three months of 2013 compared to $3.4 billion for the first three months of 2012. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $3.8 billion of loans and recognized related gains of $172 million during the first three months of 2013. The comparable amounts for the first three months of 2012 were $3.5 billion and $141 million, respectively.

Interest income on loans held for sale was $53 million in the first three months of 2013 and $50 million in the first three months of 2012. These amounts are included in Other interest income on our Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 3 Loan Sales and Servicing Activities and Variable Interest Entities and Note 9 Fair Value in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $11.0 billion at March 31, 2013 and $10.9 billion at December 31, 2012. See additional information regarding our goodwill and intangible assets in Note 10 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

20    The PNC Financial Services Group, Inc. – Form 10-Q

FUNDING AND CAPITAL SOURCES

Table 19: Details Of Funding Sources

In millions	March 31 2013	December 31 2012
Deposits
Money market	$103,429	$102,706
Demand	71,975	73,995
Retail certificates of deposit	23,097	23,837
Savings	11,137	10,350
Time deposits in foreign offices and other time	1,982	2,254
Total deposits	211,620	213,142
Borrowed funds
Federal funds purchased and repurchase agreements	4,000	3,327
Federal Home Loan Bank borrowings	5,483	9,437
Bank notes and senior debt	10,918	10,429
Subordinated debt	7,996	7,299
Commercial paper	6,953	8,453
Other	2,297	1,962
Total borrowed funds	37,647	40,907
Total funding sources	$249,267	$254,049

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review and Note 20 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for additional information regarding our 2013 capital and liquidity activities.

Total funding sources decreased $4.8 billion at March 31, 2013 compared with December 31, 2012.

Total deposits decreased $1.5 billion at March 31, 2013 compared with December 31, 2012 primarily due to a decrease in demand deposits. Interest-bearing deposits represented 69% of total deposits at March 31, 2013 compared to 67% at December 31, 2012. Total borrowed funds decreased $3.3 billion since December 31, 2012. The change from December 31, 2012 was largely due to redemptions and maturities of FHLB borrowings.

CAPITAL

Table 20: Shareholders’ Equity

In millions	March 31 2013	December 31 2012
Shareholders’ equity
Preferred stock
Common stock	$2,690	$2,690
Capital surplus – preferred stock	3,591	3,590
Capital surplus – common stock and other	12,174	12,193
Retained earnings	20,993	20,265
Accumulated other comprehensive income (loss)	767	834
Common stock held in treasury at cost	(552)	(569)
Total shareholders’ equity	$39,663	$39,003

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $.7 billion, to $39.7 billion at March 31, 2013, compared with December 31, 2012 primarily reflecting an increase in retained earnings of $.7 billion. Accumulated other comprehensive income remained relatively flat at $.8 billion. Common shares outstanding were 529 million at March 31, 2013 and 528 million at December 31, 2012.

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review and Note 20 Subsequent Events in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information regarding our March 2013 announcement of our April 2013 redemption of our Series L Preferred Stock and our May 2013 issuance of our Series R Preferred Stock.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital and the potential impact on our credit ratings. We do not expect to repurchase any shares under this program in 2013. We did not include any such share repurchases in our 2013 capital plan submitted to the Federal Reserve, primarily as a result of PNC’s 2012 acquisition of RBC Bank (USA) and expansion into Southeastern markets.

The PNC Financial Services Group, Inc. – Form 10-Q    21

Table 21: Risk-Based Capital

Dollars in millions	March 31 2013	December 31 2012
Capital components
Shareholders’ equity
Common	$36,072	$35,413
Preferred	3,591	3,590
Trust preferred capital securities	317	331
Noncontrolling interests	983	1,354
Goodwill and other intangible assets	(9,763)	(9,798)
Eligible deferred income taxes on goodwill and other intangible assets	351	354
Pension and other postretirement benefit plan adjustments	748	777
Net unrealized securities (gains)/losses, after-tax	(1,037)	(1,052)
Net unrealized gains on cash flow hedge derivatives, after-tax	(510)	(578)
Other	(331)	(165)
Tier 1 risk-based capital	30,421	30,226
Subordinated debt	5,276	4,735
Eligible allowance for credit losses	3,278	3,276
Total risk-based capital	$38,975	$38,237
Tier 1 common capital
Tier 1 risk-based capital	$30,421	$30,226
Preferred equity	(3,441)	(3,590)
Trust preferred capital securities	(317)	(331)
Noncontrolling interests	(983)	(1,354)
Tier 1 common capital	$25,680	$24,951
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$261,491	$260,847
Adjusted average total assets	292,911	291,426
Basel I capital ratios
Tier 1 common	9.8%	9.6%
Tier 1 risk-based	11.6	11.6
Total risk-based	14.9	14.7
Leverage	10.4	10.4

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% Basel I regulatory minimum, and they have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet credit needs of their customers through estimated stress scenarios. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels. We seek to manage our capital consistent with these regulatory principles, and believe that our March 31, 2013 capital levels were aligned with them.

Dodd-Frank requires the Federal Reserve Board to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities following a phase-in period expected to begin later this year. Accordingly, PNC has redeemed trust preferred securities and will consider redeeming others on or after their first call date, based on such considerations as dividend rates, future capital requirements, capital market conditions and other factors. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2012 Form 10-K and Note 11 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities and Note 20 Subsequent Events in the Notes To Consolidated Financial Statements in this Report for additional discussion of our trust preferred securities and completed or upcoming redemptions.

22    The PNC Financial Services Group, Inc. – Form 10-Q

Our Tier 1 common capital ratio was 9.8% at March 31, 2013, compared with 9.6% at December 31, 2012. Our Tier 1 risk-based capital ratio remained consistent at 11.6% for both March 31, 2013 and December 31, 2012. Our total risk-based capital ratio increased 20 basis points to 14.9% at March 31, 2013 from 14.7% at December 31, 2012. These ratios were positively impacted by a net increase in retained earnings. The positive impacts on the Tier 1 risk-based capital and total risk-based capital ratios were partially offset by the redemption of trust preferred securities and announced call of the Series L preferred stock. Basel I risk-weighted assets increased $.7 billion from $260.8 billion at December 31, 2012 to $261.5 billion at March 31, 2013.

At March 31, 2013, PNC and PNC Bank, National Association (PNC Bank, N.A.), our domestic bank subsidiary, were both considered “well capitalized” based on US regulatory capital ratio requirements under Basel I. To qualify as “well-capitalized”, regulators currently require bank holding companies and banks to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based, and 5% for leverage. We believe PNC and PNC Bank, N.A. will continue to meet these requirements during the remainder of 2013.

PNC and PNC Bank, N.A. entered the “parallel run” qualification phase under the Basel II capital framework on January 1, 2013. The Basel II framework, which was adopted by the Basel Committee on Banking Supervision in 2004, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. The U.S. banking agencies adopted final rules to implement the Basel II capital framework in December 2007 and in June 2012 requested comment on proposed modifications to these rules (collectively referred to as the “advanced approaches”). See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors in our 2012 Form 10-K. Prior to fully implementing the advanced approaches to calculate risk-weighted assets, PNC and PNC Bank, N.A. must successfully complete a “parallel run” qualification phase. This phase must last at least four consecutive quarters, although, consistent with the experience of other U.S. banks, we currently anticipate a multi-year parallel run period.

We provide information below regarding PNC’s pro forma fully phased-in Basel III Tier 1 common capital ratio and how it differs from the Basel I Tier 1 common capital ratio as we expect the Basel III ratio to replace the current Basel I ratio for this regulatory metric when the applicable rules are finalized and fully implemented and PNC exits parallel run.

Table 22: Estimated Pro forma Basel III Tier 1 Common Capital

Dollars in millions	March 31 2013	December 31 2012
Basel I Tier 1 common capital	$25,680	$24,951
Less regulatory capital adjustments:
Basel III quantitative limits	(2,076)	(2,330)
Accumulated other comprehensive income (a)	289	276
All other adjustments	(367)	(396)
Estimated Basel III Tier 1 common capital	$23,526	$22,501
Estimated Basel III risk-weighted assets	293,810	301,006
Pro forma Basel III Tier 1 common capital ratio	8.0%	7.5%
(a)	Represents net adjustments related to accumulated other comprehensive income for available for sale securities and pension and other postretirement benefit plans.

PNC’s pro forma Basel III Tier 1 common capital ratio was estimated without the benefit of phase-ins and is based on our current understanding of Basel III proposed rules. PNC utilizes this estimate to assess its Basel III capital position, including comparison to similar estimates made by other financial institutions. Tier 1 common capital as defined under the proposed Basel III rules differs materially from Basel I. Under Basel III, unconsolidated investments in financial institutions, mortgage servicing rights and deferred tax assets must be deducted from capital to the extent they individually exceed 10%, or in the aggregate exceed 15%, of the institution’s adjusted Tier 1 common capital. Also, Basel I regulatory capital excludes certain other comprehensive income related to both available for sale securities and pension and other postretirement plans, whereas under Basel III these items are a component of capital. Basel III risk-weighted assets were estimated under Basel II (including the modifications to the advanced approaches proposed under Basel III) and application of Basel II.5, and reflect credit, market and operational risk. This Basel III capital estimate is likely to be impacted by the finalization of the Basel III rules, further regulatory clarity relating to the capital rules, and the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of Basel II risk-weighted assets.

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

We provide additional information regarding enhanced capital requirements and some of their potential impacts on PNC in Item 1A Risk Factors included in our 2012 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    23

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in our 2012 Form 10-K and in the following sections of this Report:

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

PNC consolidates variable interest entities (VIEs) when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of March 31, 2013 and December 31, 2012 is included in Note 3 of this Report.

TRUST PREFERRED SECURITIES AND REIT PREFERRED SECURITIES

We are subject to certain restrictions, including restrictions on dividend payments, in connection with $402 million in principal amount of outstanding junior subordinated debentures associated with $390 million of trust preferred securities that were issued by various subsidiary statutory trusts (both amounts as of March 31, 2013). Generally, if there is (i) an event of default under the debentures, (ii) PNC elects to defer interest on the debentures, (iii) PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II, as described in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in our 2012 Form 10-K. See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our first quarter 2013 redemption of the REIT Preferred Securities issued by PNC Preferred Funding Trust III and additional discussion of redemptions of trust preferred securities.

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 9 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in our 2012 Form 10-K for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value at March 31, 2013 and December 31, 2012, respectively, and the portion of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

Table 23: Fair Value Measurements – Summary

	March 31, 2013		December 31, 2012
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$66,769	$11,206	$68,352	$10,988
Total assets at fair value as a percentage of consolidated assets	22%		22%
Level 3 assets as a percentage of total assets at fair value		17%		16%
Level 3 assets as a percentage of consolidated assets		4%		4%
Total liabilities	$6,966	$530	$7,356	$376
Total liabilities at fair value as a percentage of consolidated liabilities	3%		3%
Level 3 liabilities as a percentage of total liabilities at fair value		8%		5%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the securities available for sale portfolio for which there was limited market activity.

24    The PNC Financial Services Group, Inc. – Form 10-Q

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the first three months of 2013, there were transfers of residential mortgage loans held for sale and loans from Level 2 to Level 3 of $3 million and $1 million, respectively, as a result of reduced market activity in the nonperforming residential mortgage sales market which reduced the observability of valuation inputs. Also during 2013, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $4 million and $4 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $11 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during the first three months of 2013 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgage loans held for sale and Transfers into Level 3 loans within Table 90: Reconciliation of Level 3 Assets and Liabilities. In the comparable period of 2012, there were transfers of assets and liabilities from Level 2 to Level 3 of $460 million consisting of mortgage-backed available for sale securities transferred as a result of a ratings downgrade which reduced the observability of valuation inputs.

EUROPEAN EXPOSURE

Table 24: Summary of European Exposure

March 31, 2013	Direct Exposure
	Funded				Unfunded
In millions	Loans	Leases	Securities	Total	Other (a)	Total Direct Exposure	Total Indirect Exposure	Total Exposure
Greece, Ireland, Italy, Portugal and Spain (GIIPS)	$85	$123		$208	$3	$211	$37	$248
Belgium and France		72	$30	102	35	137	927	1,064
United Kingdom	680	32		712	360	1,072	587	1,659
Europe – Other (b)	237	531	244	1,012	93	1,105	713	1,818
Total Europe (c)	$1,002	$758	$274	$2,034	$491	$2,525	$2,264	$4,789

December 31, 2012	Direct Exposure
	Funded				Unfunded
In millions	Loans	Leases	Securities	Total	Other (a)	Total Direct Exposure	Total Indirect Exposure	Total Exposure
Greece, Ireland, Italy, Portugal and Spain (GIIPS)	$85	$122		$207	$3	$210	$31	$241
Belgium and France		73	$30	103	35	138	1,083	1,221
United Kingdom	698	32		730	449	1,179	525	1,704
Europe – Other (b)	113	529	168	810	63	873	838	1,711
Total Europe (c)	$896	$756	$198	$1,850	$550	$2,400	$2,477	$4,877
(a)	Includes unfunded commitments, guarantees, standby letters of credit and sold protection credit derivatives.
(b)	Europe – Other primarily consists of Denmark, Germany, Netherlands, Sweden and Switzerland.
(c)	Included within Europe – Other is funded direct exposure of $68 million and $168 million consisting of sovereign debt securities at March 31, 2013 and December 31, 2012, respectively. There was no other direct or indirect exposure to European sovereigns as of March 31, 2013 and December 31, 2012.

European entities are defined as supranational, sovereign, financial institutions and non-financial entities within the countries that comprise the European Union, European Union candidate countries and other European countries. Foreign exposure underwriting and approvals are centralized. PNC currently underwrites new foreign activities if the credit is generally associated with activities of its United States commercial customers, and, in the case of PNC Business Credit’s United Kingdom operations, transactions that are predominantly well collateralized by self liquidating assets such as receivables, inventories or, in limited situations, the borrower’s appraised value of certain fixed assets, such that

PNC is at minimal risk of loss. Formerly, PNC had underwritten foreign infrastructure leases supported by highly rated bank letters of credit and other collateral, U.S. Treasury securities and the underlying assets of the lease. Country exposures are monitored and reported on a regular basis. We actively monitor sovereign risk, banking system health, and market conditions and adjust limits as appropriate. We rely on information from internal and external sources, including international financial institutions, economists and analysts, industry trade organizations, rating agencies, econometric data analytical service providers and geopolitical news analysis services.

The PNC Financial Services Group, Inc. – Form 10-Q    25

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

Direct exposure primarily consists of loans, leases, securities, derivatives, letters of credit and unfunded contractual commitments with European entities. As of March 31, 2013, the $2.0 billion of funded direct exposure (.67% of PNC’s total assets) primarily represented $650 million for cross-border leases in support of national infrastructure, which were supported by letters of credit and other collateral having trigger mechanisms that require replacement or collateral in the form of cash or United States Treasury or government securities, $586 million for United Kingdom foreign office loans and $68 million of securities issued by AAA-rated sovereigns. The comparable level of direct exposure outstanding at December 31, 2012 was $1.9 billion (.61% of PNC’s total assets), which primarily included $645 million for cross-border leases in support of national infrastructure, $600 million for United Kingdom foreign office loans and $168 million of securities issued by AAA-rated sovereigns.

The $491 million of unfunded direct exposure as of March 31, 2013 was largely comprised of $360 million for unfunded contractual commitments primarily for United Kingdom local office commitments to PNC Business Credit corporate customers on a secured basis or activities supporting our domestic customers export activities through the confirmation of trade letters of credit. Comparably, the $550 million of unfunded direct exposure as of December 31, 2012 was largely comprised of $449 million for unfunded contractual commitments primarily for United Kingdom local office commitments to PNC Business Credit corporate customers on a secured basis or activities supporting our domestic customers export activities through the confirmation of trade letters of credit.

We also track European financial exposures where our clients, primarily U.S. entities, appoint PNC as a letter of credit issuing bank and we elect to assume the joint probability of default risk. As of March 31, 2013 and December 31, 2012, PNC had $2.3 billion and $2.5 billion, respectively, of indirect exposure. For PNC to incur a loss in these indirect exposures, both the obligor and the financial counterparty participating bank would need to default. PNC assesses both the corporate customers and the participating banks for counterparty risk and where PNC has found that a participating bank exposes PNC to unacceptable risk, PNC will reject the participating bank as an acceptable counterparty and will ask the corporate customer to find an acceptable participating bank.

Direct and indirect exposure to entities in the GIIPS countries totaled $248 million as of March 31, 2013, of which $123 million was direct exposure for cross-border leases within Portugal, $67 million represented direct exposure for loans outstanding within Ireland and $37 million represented indirect exposure for letters of credit with strong underlying obligors, primarily U.S. entities, with participating banks in Ireland, Italy and Spain. The comparable amounts as of December 31, 2012 were total direct and indirect exposure of $241 million, consisting of $122 million of direct exposure for cross-border leases within Portugal, $67 million represented direct exposure for loans outstanding within Ireland and $31 million represented indirect exposure for letters of credit with strong underlying obligors, primarily U.S. entities, with participating banks in Ireland, Italy and Spain.

Direct and indirect exposure to entities in Belgium and France totaled $1.1 billion as of March 31, 2013. Direct exposure of $137 million primarily consisted of $69 million for cross-border leases within Belgium, $35 million for unfunded contractual commitments in France and $30 million of covered bonds issued by a financial institution in France. Indirect exposure was $927 million for letters of credit with strong underlying obligors, primarily U.S. entities, with creditworthy participant banks in France and Belgium. The comparable amounts as of December 31, 2012 were total direct and indirect exposure of $1.2 billion of which there was $138 million of direct exposure primarily consisting of $69 million for cross-border leases within Belgium, $35 million for unfunded contractual commitments in France and $30 million of covered bonds issued by a financial institution in France. Indirect exposure at December 31, 2012 was $1.1 billion for letters of credit with strong underlying obligors and creditworthy participant banks in France and Belgium.

26    The PNC Financial Services Group, Inc. – Form 10-Q

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Business segment results, including inter-segment revenues, and a description of each business are included in Note 19 Segment Reporting included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Certain amounts included in this Financial Review differ from those amounts shown in Note 19 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis.

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

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category. “Other” for purposes of this Business Segments Review and the Business Segment Highlights in the Executive Summary section of this Financial Review includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, private equity investments, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

The PNC Financial Services Group, Inc. – Form 10-Q    27

RETAIL BANKING

(Unaudited)

Table 25: Retail Banking Table

Three months ended March 31 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$1,049	$1,045
Noninterest income
Service charges on deposits	129	121
Brokerage	52	45
Consumer services	216	191
Other	37	34
Total noninterest income	434	391
Total revenue	1,483	1,436
Provision for credit losses	162	135
Noninterest expense	1,131	1,069
Pretax earnings	190	232
Income taxes	70	85
Earnings	$120	$147
Average Balance Sheet
Loans
Consumer
Home equity	$28,913	$26,759
Indirect auto	7,006	4,439
Indirect other	1,000	1,292
Education	8,220	9,440
Credit cards	4,108	3,928
Other	2,141	1,888
Total consumer	51,388	47,746
Commercial and commercial real estate	11,290	10,682
Floor plan	2,014	1,663
Residential mortgage	811	1,031
Total loans	65,503	61,122
Goodwill and other intangible assets	6,148	5,888
Other assets	2,465	2,699
Total assets	$74,116	$69,709
Deposits
Noninterest-bearing demand	$20,744	$18,764
Interest-bearing demand	31,183	25,707
Money market	48,291	43,601
Total transaction deposits	100,218	88,072
Savings	10,537	9,077
Certificates of deposit	22,683	28,150
Total deposits	133,438	125,299
Other liabilities	273	629
Capital	9,058	8,328
Total liabilities and equity	$142,769	$134,256
Performance Ratios
Return on average capital	5%	7%
Return on average assets	.66	.85
Noninterest income to total revenue	29	27
Efficiency	76	74

Three months ended March 31 Dollars in millions, except as noted	2013	2012
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$230	$315
Consumer nonperforming assets	1,050	650
Total nonperforming assets (b)	$1,280	$965
Purchased impaired loans (c)	$788	$903
Commercial lending net charge-offs	$37	$28
Credit card lending net charge-offs	45	50
Consumer lending (excluding credit card) net charge-offs	168	113
Total net charge-offs	$250	$191
Commercial lending annualized net charge-off ratio	1.13%	.91%
Credit card lending annualized net charge-off ratio	4.44%	5.12%
Consumer lending (excluding credit card) annualized net charge-off ratio	1.42%	1.01%
Total annualized net charge-off ratio	1.55%	1.26%
Home equity portfolio credit statistics: (d)
% of first lien positions at origination (e)	48%	37%
Weighted-average loan-to-value ratios (LTVs) (e) (f)	85%	81%
Weighted-average updated FICO scores (g)	743	739
Annualized net charge-off ratio (h)	1.97%	1.11%
Delinquency data: (i)
Loans 30 – 59 days past due	.44%	.56%
Loans 60 – 89 days past due	.24%	.35%
Loans 90 days past due	.99%	1.24%
Other statistics:
ATMs	7,303	7,220
Branches (j)	2,856	2,900
Full service brokerage offices	39	38
Brokerage account assets (billions)	$39	$37
Customer-related statistics: (in thousands)
Retail Banking checking relationships	6,534	6,278
Retail online banking active customers	4,234	3,823
Retail online bill payment active customers	1,260	1,161
(a)	Presented as of March 31, except for net charge-offs and annualized net charge-off ratios, which are for the three months ended.
(b)	Includes nonperforming loans of $1.2 billion at March 31, 2013 and $.9 billion at March 31, 2012.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Lien position, LTV and FICO statistics are based upon customer balances.
(e)	Lien position and LTV calculation at March 31, 2013 reflect the use of revised assumptions where data is missing.
(f)	LTV statistics are based upon current information.
(g)	Represents FICO scores that are updated at least quarterly.
(h)	Ratio for the three months ended March 31, 2013 includes additional consumer charge-offs taken as a result of alignment with interagency guidance on practices for loans and lines of credit we implemented in the first quarter of 2013.
(i)	Delinquency data includes nonaccrual loans. Amounts as of March 31, 2013 are based upon recorded investment; previous quarters’ amounts are based upon unpaid principal balances.
(j)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking earned $120 million in the first quarter of 2013 compared with earnings of $147 million for the same period a year ago. The decrease in earnings resulted from higher noninterest expense and provision for credit losses, both attributable to the full quarter impact of the RBC Bank (USA) acquisition. Noninterest income was also higher compared with the first quarter of 2012 primarily due to increased debit and credit card transactions, brokerage activity and the RBC Bank (USA) acquisition.

Retail Banking’s core strategy is to efficiently grow consumer and small business checking households by providing an experience that builds customer loyalty and creates opportunities to sell our savings, loans, investment products and money management services. Net checking relationships grew 59,000 in the first three months of 2013. The growth reflects strong results and gains in all of our markets, as well as strong customer retention in the overall network. As customer preferences for convenience evolve, we continue to provide more cost effective alternate servicing channels. Non-branch deposits via ATM and mobile channels increased from 14% a year ago to 20% of the total deposits in the first quarter of 2013. Active online banking customers and active online bill payment customers increased by 11% and 9%, respectively, from a year ago.

Retail Banking’s footprint extends across 17 states and Washington, D.C., covering nearly half the U.S. population and serving 5,784,000 consumers and 750,000 small businesses with 2,856 branches and 7,303 ATMs. PNC consolidated 30 branches in the first quarter and has plans to close a total of approximately 200 branches in 2013. We will continue to invest selectively in new branches. This quarter five branches were opened.

Total revenue for the first three months of 2013 was $1.5 billion compared with $1.4 billion for the same period of 2012. Net interest income increased $4 million compared with the first three months of 2012. The increase resulted from higher organic loan and transaction deposit balances, lower rates paid on deposits, and the impact of the RBC Bank (USA) acquisition.

Noninterest income increased $43 million compared to the first three months of 2012. The increase was driven by higher volumes of customer debit card and credit card transactions, brokerage activity and the RBC Bank (USA) acquisition.

The provision for credit losses was $162 million in the first quarter of 2013 and net charge-offs were $250 million compared with $135 million and $191 million, respectively, for the same period in 2012. The increase in the provision for credit losses year over year is attributable to the impact of the RBC Bank (USA) acquisition. The increase in net charge-offs was due to the alignment with interagency guidance.

Noninterest expense increased $62 million in the first three months of 2013 compared to the same period of 2012. The increase was primarily attributable to the first three months of 2013 including a full quarter of operating expenses associated with RBC Bank (USA) acquisition.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers. In the first three months of 2013, average total deposits of $133.4 billion increased $8.1 billion, or 6%, compared with the same period in 2012.

•

Average transaction deposits grew $12.1 billion, or 14%, and average savings deposit balances grew $1.5 billion, or 16%, compared with the first three months of 2012 as a result of organic deposit growth, continued customer preference for liquidity and the RBC Bank (USA) acquisition. In the first three months of 2013, compared with the same period a year ago, average demand deposits increased $7.5 billion, or 17%, to $51.9 billion, and average money market deposits increased $4.7 billion, or 11%, to $48.3 billion.

•

Total average certificates of deposit decreased $5.5 billion, or 19%, compared to the same period in 2012. The decline in average certificates of deposit was due to the run-off of maturing accounts partially offset by the impact of the RBC Bank (USA) acquisition.

The PNC Financial Services Group, Inc. – Form 10-Q    29

Retail Banking continues to focus on a relationship-based lending strategy that targets specific products and markets for growth, small businesses and auto dealerships. In the first three months of 2013, average total loans were $65.5 billion, an increase of $4.4 billion, or 7%, over the same period in 2012.

•

Average indirect auto loans increased $2.6 billion, or 58%, over the first three months of 2012. The increase was primarily due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales.

•

Average home equity loans increased $2.2 billion, or 8%, compared with the same period in 2012. The increase was due to the RBC Bank (USA) acquisition. The remainder of the portfolio was relatively flat as increases in term loans were offset by declines in lines of credit. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•

Average commercial and commercial real estate loans increased $608 million, or 6%, compared with the same period in 2012. The increase was due to the acquisition of RBC Bank (USA). The remainder of the portfolio showed a decline as loan demand was outpaced by paydowns, refinancings and charge-offs.

•	Average auto dealer floor plan loans grew $351 million, or 21%, compared with the first three months of 2012, primarily resulting from dealer line utilization and additional dealer relationships.
•	Average credit card balances increased $180 million, or 5%, compared with the same period of 2012 as a result of the portfolio purchase from RBC Bank (Georgia), National Association in March 2012.
•

Average education loans for the first three months of 2013 declined $1.2 billion, or 13%, compared with the same period in 2012. The decline was a result of run-off of the discontinued government guaranteed portfolio.

•

Average indirect other and residential mortgages in this segment are primarily run-off portfolios and declined $292 million and $220 million, respectively, compared with the same period in 2012. The indirect other portfolio is comprised of marine, RV and other indirect loan products.

Nonperforming assets totaled $1.3 billion in the first quarter of 2013, a 33% increase from a year ago. The increase was in consumer assets due to the alignment with interagency guidance.

30    The PNC Financial Services Group, Inc. – Form 10-Q

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Table 26: Corporate & Institutional Banking Table

Three months ended March 31 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$956	$938
Noninterest income
Corporate service fees	246	200
Other	139	128
Noninterest income	385	328
Total revenue	1,341	1,266
Provision for credit losses	14	19
Noninterest expense	480	463
Pretax earnings	847	784
Income taxes	306	289
Earnings	$541	$495
Average Balance Sheet
Loans
Commercial	$52,893	$42,919
Commercial real estate	16,876	14,388
Commercial – real estate related	6,826	4,971
Asset-based lending	11,181	9,266
Equipment lease financing	6,552	5,706
Total loans	94,328	77,250
Goodwill and other intangible assets	3,752	3,442
Loans held for sale	1,236	1,244
Other assets	12,355	10,960
Total assets	$111,671	$92,896
Deposits
Noninterest-bearing demand	$40,572	$37,225
Money market	17,023	13,872
Other	6,979	5,372
Total deposits	64,574	56,469
Other liabilities	18,779	15,987
Capital	9,588	8,537
Total liabilities and equity	$92,941	$80,993
Performance Ratios
Return on average capital	23%	23%
Return on average assets	1.96	2.14
Noninterest income to total revenue	29	26
Efficiency	36	37

Three months ended March 31 Dollars in millions, except as noted	2013	2012
Commercial Mortgage Servicing Portfolio (in billions)
Beginning of period	$282	$267
Acquisitions/additions	21	10
Repayments/transfers	(13)	(9)
End of period	$290	$268
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$329	$343
Capital Markets (c)	$131	$156
Commercial mortgage loans held for sale (d)	$38	$13
Commercial mortgage loan servicing income, net of amortization (e)	53	30
Commercial mortgage servicing rights recovery/(impairment), net of economic hedge (f)	11	5
Total commercial mortgage banking activities	$102	$48
Total loans (g)	$94,843	$84,329
Net carrying amount of commercial mortgage servicing rights (g)	$452	$428
Credit-related statistics:
Nonperforming assets (g) (h)	$1,082	$1,776
Purchased impaired loans (g) (i)	$768	$1,177
Net charge-offs	$58	$43
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Consolidated Income Statement Review.
(b)	Includes amounts reported in net interest income and corporate service fees.
(c)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(d)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization and a direct write-down of commercial mortgage servicing rights of $24 million recognized in the first quarter of 2012. Commercial mortgage servicing rights (impairment)/recovery, net of economic hedge is shown separately.
(f)	Includes amounts reported in corporate services fees.
(g)	As of March 31.
(h)	Includes nonperforming loans of $.9 billion at March 31, 2013 and $1.6 billion at March 31, 2012.
(i)	Recorded investment of purchased impaired loans related to acquisitions.

The PNC Financial Services Group, Inc. – Form 10-Q    31

Corporate & Institutional Banking earned $541 million in the first three months of 2013, compared with $495 million in the first three months of 2012. The increase in earnings was primarily due to the full quarter impact of the RBC Bank (USA) acquisition and organic growth. We continued to focus on building client relationships, including increasing cross sales and adding new clients where the risk-return profile was attractive.

Results in the first three months of 2013 include the impact of the RBC Bank (USA) acquisition, which added approximately $7.5 billion of loans and $4.8 billion of deposits as of March 2, 2012.

Highlights of Corporate & Institutional Banking’s performance in the first three months of 2013 include the following:

•

Corporate & Institutional Banking continued to execute on strategic initiatives, including in the Southeast, by organically growing and deepening client relationships that meet our risk/return measures. Approximately 140 new primary Corporate Banking clients were added in the first three months of 2013.

•

Loan commitments increased 12% to $183 billion at March 31, 2013 compared to March 31, 2012, primarily due to the RBC Bank (USA) acquisition and growth in our Real Estate, Business Credit and Corporate Banking businesses.

•	Period-end loan balances have increased for the tenth consecutive quarter, including an increase of 1.2% at March 31, 2013 compared with December 31, 2012 and 12.5% compared with March 31, 2012.
•	Our Treasury Management business, which ranks among the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare.
•

Midland Loan Services was the number one servicer of Fannie Mae and Freddie Mac multifamily and healthcare loans and was the second leading servicer of commercial and multifamily loans by volume as of December 31, 2012 according to Mortgage Bankers Association. Midland is the only U.S. commercial mortgage servicer to receive the highest primary, master and special servicer ratings from Fitch Ratings, Standard & Poor’s and Morningstar.

•	Mergers and Acquisitions Journal named Harris Williams & Co. Investment Bank of the Year. This is the second time in three years that Harris Williams & Co. has earned the title.

Net interest income was $956 million in the first three months of 2013, an increase of $18 million from the first three months of 2012, reflecting higher average loans and deposits, partially offset by lower spreads on loans and deposits.

Corporate service fees were $246 million in the first three months of 2013, an increase of $46 million from the first three months of 2012, primarily due to higher commercial mortgage servicing revenue and higher treasury management fees. The major components of corporate service fees are treasury management revenue, corporate finance fees, including revenue from certain capital markets-related products and services, and commercial mortgage servicing revenue.

Other noninterest income was $139 million in the first three months of 2013 compared with $128 million in the first three months of 2012. The increase of $11 million was primarily due to higher revenue from commercial mortgage loans held for sale, net of valuations, partially offset by lower customer driven derivatives revenue.

The provision for credit losses was $14 million in the first three months of 2013 compared with $19 million in the first three months of 2012. Positive credit migration offset the impact of higher loan and commitment levels. Overall strong credit quality remains. Net charge-offs were $58 million in the first three months of 2013, which increased $15 million, or 35%, compared with 2012. The increase was attributable primarily to the commercial portfolio.

Nonperforming assets declined for the twelfth consecutive quarter, and at $1.1 billion, represented a 39% decrease from March 31, 2012 as a result of improving credit quality.

Noninterest expense was $480 million in the first three months of 2013, an increase of $17 million from 2012. Higher compensation-related costs were driven by improved performance and higher staffing, including a full quarter impact of the RBC Bank (USA) acquisition.

32    The PNC Financial Services Group, Inc. – Form 10-Q

Average loans were $94.3 billion in the first three months of 2013 compared with $77.3 billion in the first three months of 2012, an increase of 22%. Organically, average loans grew 18% in the comparison.

•

The Corporate Banking business provides lending, treasury management and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and selectively to large corporations. Average loans for this business increased $9.4 billion, or 24%, in the first three months of 2013 compared with the first three months of 2012, primarily due to an increase in loan commitments from new customers. Organically, average loans for this business grew 17% in the comparison.

•

PNC Real Estate provides commercial real estate and real estate-related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Average loans for this business increased $3.7 billion, or 21%, in the first three months of 2013 compared with the first three months of 2012 due to increased originations.

•

PNC Business Credit is one of the top three asset-based lenders in the country with increasing market share according to the Commercial Finance Association. The loan portfolio is relatively high yielding, with moderate risk as the loans are mainly secured by short-term assets. Average loans increased $1.9 billion, or 21%, in the first three months of 2013 compared with the first three months of 2012 due to customers seeking stable lending sources, loan usage rates and market share expansion.

•	PNC Equipment Finance is the 4th largest bank-affiliated leasing company with over $11 billion in equipment finance assets.

Average deposits were $64.6 billion in the first three months of 2013, an increase of $8.1 billion, or 14%, compared with the first three months of 2012 due to deposits added in the RBC Bank (USA) acquisition and inflows into noninterest-bearing deposits.

The commercial mortgage servicing portfolio was $290 billion at March 31, 2013 compared with $268 billion at March 31, 2012 as servicing additions exceeded portfolio run-off.

Product Revenue

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all our business segments. The revenue from these other services is included in net interest income, corporate service fees and other noninterest income. The majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 26: Corporate & Institutional Banking Table in this Business Segments Review section includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, totaled $329 million for the first three months of 2013 and $343 million for the first three months of 2012. Lower spreads on deposits drove the decline in revenue in the first three months of 2013 compared to the first three months of 2012. Growth in deposit balances and core businesses such as commercial card, account services, wire and ACH was strong.

Capital markets revenue includes merger and acquisition advisory fees, loan syndications, derivatives, foreign exchange, fees on the asset-backed commercial paper conduit and fixed income activities. Revenue from capital markets-related products and services totaled $131 million in the first three months of 2013 compared with $156 million in the first three months of 2012. The comparison reflects lower customer driven capital markets activity and lower merger and acquisition advisory fees.

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

Commercial mortgage banking activities resulted in revenue of $102 million in the first three months of 2013 compared with $48 million in the first three months of 2012. The increase in the comparison was mainly due to higher net revenue from commercial mortgage servicing, which included a direct write-down of commercial mortgage servicing rights of $24 million in the first three months of 2012, and higher loan originations.

The PNC Financial Services Group, Inc. – Form 10-Q    33

ASSET MANAGEMENT GROUP

(Unaudited)

Table 27: Asset Management Group Table

Three months ended March 31
Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$73	$75
Noninterest income	182	168
Total revenue	255	243
Provision for credit losses	5	10
Noninterest expense	183	176
Pretax earnings	67	57
Income taxes	24	21
Earnings	$43	$36
Average Balance Sheet
Loans
Consumer	$4,793	$4,183
Commercial and commercial real estate	1,037	1,126
Residential mortgage	772	692
Total loans	6,602	6,001
Goodwill and other intangible assets	306	345
Other assets	223	220
Total assets	$7,131	$6,566
Deposits
Noninterest-bearing demand	$1,331	$1,575
Interest-bearing demand	3,616	2,637
Money market	3,841	3,651
Total transaction deposits	8,788	7,863
CDs/IRAs/savings deposits	454	549
Total deposits	9,242	8,412
Other liabilities	60	71
Capital	474	347
Total liabilities and equity	$9,776	$8,830
Performance Ratios
Return on average capital	37%	42%
Return on average assets	2.45	2.21
Noninterest income to total revenue	71	69
Efficiency	72	72

Three months ended March 31
Dollars in millions, except as noted	2013	2012
Other Information
Total nonperforming assets (a) (b)	$65	$73
Purchased impaired loans (a) (c)	$105	$126
Total net charge-offs	$3	$2
Assets Under Administration (in billions) (a) (d)
Personal	$112	$104
Institutional	124	115
Total	$236	$219
Asset Type
Equity	$130	$119
Fixed Income	70	66
Liquidity/Other	36	34
Total	$236	$219
Discretionary assets under management
Personal	$77	$73
Institutional	41	39
Total	$118	$112
Asset Type
Equity	$62	$58
Fixed Income	39	38
Liquidity/Other	17	16
Total	$118	$112
Nondiscretionary assets under administration
Personal	$35	$31
Institutional	83	76
Total	$118	$107
Asset Type
Equity	$68	$61
Fixed Income	31	28
Liquidity/Other	19	18
Total	$118	$107
(a)	As of March 31.
(b)	Includes nonperforming loans of $62 million at March 31, 2013 and $69 million at March 31, 2012.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

34    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group earned $43 million in the first quarter of 2013 compared with $36 million in the first quarter of 2012. Assets under administration reached a record high for Asset Management Group of $236 billion as of March 31, 2013 compared to $219 billion as of March 31, 2012. Revenue increased $12 million, or 5%, in the year over year comparison due to stronger average equity markets and increased sales volume. The revenue increase was partially offset by higher noninterest expense from strategic business investments.

The core growth strategies for the business continue to include: investing in higher growth geographies, increasing internal referral sales and adding new front line sales staff. Through the first quarter of 2013, the business delivered strong sales production and benefited from significant referrals from other PNC lines of business. Over time, the successful execution of these strategies and the accumulation of our strong sales performance are expected to create meaningful growth in assets under management and noninterest income.

Highlights of Asset Management Group’s performance during the first three months of 2013 include the following:

•	Positive net flows of approximately $1.2 billion in discretionary assets under management after adjustments to total net flows for cyclical client activities,
•	New primary client acquisition increased 53% over the prior year first quarter,
•	Strong sales production, up nearly 50% over the prior year first quarter,
•	Significant referrals from other PNC lines of business, an increase of 70% over first quarter 2012, and
•	Continuing levels of new business investment and focused hiring to drive growth with nearly 90 external new hires.

Assets under administration were $236 billion at March 31, 2013, an increase of $17 billion compared to March 31 of the prior year. Discretionary assets under management also reached a record high of $118 billion at March 31, 2013 compared with $112 billion at March 31, 2012. The increase was driven by higher equity markets, strong sales performance and successful client retention. Nondiscretionary assets under administration were $118 billion, an increase of $11 billion from March 31, 2012.

Total revenue for the first quarter was $255 million compared with $243 million for the same period in 2012. Net interest income was $73 million for the first quarter of 2013 compared with $75 million in the first quarter 2012. Noninterest income was $182 million for the first three months of 2013, an increase of $14 million, or 8%, from the prior year period due to stronger average equity markets and positive net flows.

Provision for credit losses was $5 million for the first quarter of 2013 compared to $10 million in the first quarter of 2012.

Noninterest expense was $183 million in the first quarter of 2013, an increase of $7 million, or 4%, from the prior year period. The increase was attributable to compensation expense. Over the last 12 months, total full-time headcount has increased by approximately 221 positions, or 7%. Asset Management Group remains focused on disciplined expense management as it invests in these strategic growth opportunities.

Average deposits for the first quarter of 2013 increased $830 million, or 10%, over the prior year period. Average transaction deposits grew 12% compared with the first quarter of 2012 and was partially offset by the run-off of maturing certificates of deposit. Average loan balances of $6.6 billion increased $.6 billion, or 10%, from the prior year quarter due to continued growth in the consumer loan portfolio, primarily home equity installment loans due to a favorable rate environment.

The PNC Financial Services Group, Inc. – Form 10-Q    35

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Table 28: Residential Mortgage Banking Table

Three months ended March 31
Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$48	$51
Noninterest income
Loan servicing revenue
Servicing fees	41	56
Net MSR hedging gains	37	71
Loan sales revenue
Provision for residential mortgage repurchase obligations	(4)	(32)
Loan sales revenue	172	141
Other	(3)	6
Total noninterest income	243	242
Total revenue	291	293
Provision for credit losses (benefit)	20	(7)
Noninterest expense	200	203
Pretax earnings	71	97
Income taxes	26	36
Earnings	$45	$61
Average Balance Sheet
Portfolio loans	$2,553	$2,922
Loans held for sale	2,038	1,675
Mortgage servicing rights (MSR)	764	645
Other assets	5,448	6,747
Total assets	$10,803	$11,989
Deposits	$3,106	$1,662
Borrowings and other liabilities	3,487	4,353
Capital	1,752	832
Total liabilities and equity	$8,345	$6,847
Performance Ratios
Return on average capital	10%	29%
Return on average assets	1.69	2.05
Noninterest income to total revenue	84	83
Efficiency	69	69

Three months ended March 31
Dollars in millions, except as noted	2013	2012
Residential Mortgage Servicing Portfolio – Third-Party (in billions)
Beginning of period	$119	$118
Acquisitions	6	7
Additions	4	4
Repayments/transfers	(9)	(8)
End of period	$120	$121
Servicing portfolio – third-party statistics: (a)
Fixed rate	92%	91%
Adjustable rate/balloon	8%	9%
Weighted-average interest rate	4.80%	5.26%
MSR capitalized value (in billions)	$.8	$.7
MSR capitalization value (in basis points)	65	60
Weighted-average servicing fee (in basis points)	28	29
Residential Mortgage Repurchase Reserve
Beginning of period	$614	$83
Provision	4	32
RBC Bank (USA) acquisition		26
Losses – loan repurchases and settlements	(96)	(40)
End of Period	$522	$101
Other Information
Loan origination volume (in billions)	$4.2	$3.4
Loan sale margin percentage	4.07%	4.17%
Percentage of originations represented by:
Agency and government programs	100%	100%
Refinance volume	81%	82%
Total nonperforming assets (a) (b)	$236	$80
Purchased impaired loans (a) (c)	$24	$100
(a)	As of March 31.
(b)	Includes nonperforming loans of $192 million at March 31, 2013 and $39 million at March 31, 2012.
(c)	Recorded investment of purchased impaired loans related to acquisitions.

Residential Mortgage Banking reported net income of $45 million in the first three months of 2013 compared with $61 million in the first three months of 2012. Earnings declined from the prior year three month period primarily as a result of increased provision for credit losses.

The strategic focus of the business is the acquisition of new customers through a retail loan officer sales force with an emphasis on home purchase transactions. Two key aspects of this strategy are: (i) competing on the basis of superior service to new and existing customers in serving their home purchase and refinancing needs, and (ii) pursuing strategic partnerships with reputable residential real estate franchises to acquire new customers. A key consideration in pursuing this approach is the cross-sell opportunity, especially in the bank footprint markets.

36    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage Banking overview:

•

Total loan originations were $4.2 billion for the first three months of 2013 compared with $3.4 billion in the comparable period of 2012. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs (VA) agency guidelines. Refinancings were 81% of originations for the first three months of 2013 and 82% in the first three months of 2012. During the first three months of 2013, 33% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2). The Home Affordable Refinance Program has been recently extended until December 31, 2015.

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At March 31, 2013, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $522 million, compared with $101 million at March 31, 2012.

Consistent with the year ended December 31, 2012, PNC has and continues to experience elevated levels of residential mortgage loan repurchase demands reflecting changes in behavior and demand patterns of two government-sponsored enterprises, FHLMC and FNMA, primarily related to loans sold in 2004 through 2008 in agency securitizations. See the Recourse And Repurchase Obligations section of this Financial Review and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

•

Residential mortgage loans serviced for others totaled $120 billion at March 31, 2013 compared with $121 billion at March 31, 2012 as, in the aggregate, payoffs since March 31, 2012 have exceeded new direct loan origination volume and acquisitions.

•

Noninterest income was $243 million in the first three months of 2013 compared with $242 million in the first three months of 2012. The decreases in MSR hedging gains and servicing fees were more than offset by increased loan sales revenue and lower provision for residential mortgage repurchase obligations.

•	Net interest income was $48 million in the first three months of 2013 compared with $51 million in the first three months of 2012.
•

Noninterest expense was $200 million in the first three months of 2013 compared with $203 million in the first three months of 2012. Increased expenses on higher loan origination volumes were more than offset by lower residential mortgage foreclosure-related expenses and legal expenses.

•	The fair value of mortgage servicing rights was $.8 billion at March 31, 2013 compared with $.7 billion at March 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    37

BLACKROCK

(Unaudited)

Table 29: BlackRock Table

Information related to our equity investment in BlackRock follows:

Three months ended March 31
Dollars in millions	2013	2012
Business segment earnings (a)	$108	$90
PNC’s economic interest in BlackRock (b)	22%	21%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At March 31.

	March 31	December 31
In billions	2013	2012
Carrying value of PNC’s investment in BlackRock (c)	$5.6	$5.6
Market value of PNC’s investment in BlackRock (d)	9.2	7.4
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.9 billion at both March 31, 2013 and December 31, 2012. Our voting interest in BlackRock common stock was approximately 21% at March 31, 2013.
(d)	Does not include liquidity discount.

PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock to partially fund BlackRock long-term incentive plan (LTIP) programs. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 9 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in Note 9 in our 2012 Form 10-K.

On January 31, 2013, we transferred 205,350 shares of BlackRock Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. The transfer reduced Other assets and Other liabilities on our Consolidated Balance Sheet by $33 million. At March 31, 2013, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock which are available to fund our obligation in connection with the BlackRock LTIP programs.

Our 2012 Form 10-K includes additional information about our investment in BlackRock.

38    The PNC Financial Services Group, Inc. – Form 10-Q

NON-STRATEGIC ASSETS PORTFOLIO

(Unaudited)

Table 30: Non-Strategic Assets Portfolio Table

Three months ended March 31 Dollars in millions	2013	2012
Income Statement
Net interest income	$203	$217
Noninterest income	16	(19)
Total revenue	219	198
Provision for credit losses	42	18
Noninterest expense	52	68
Pretax earnings	125	112
Income taxes	46	41
Earnings	$79	$71
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$537	$1,004
Lease financing	688	670
Total commercial lending	1,225	1,674
Consumer Lending:
Home equity	4,158	4,849
Residential real estate	5,938	6,046
Total consumer lending	10,096	10,895
Total portfolio loans	11,321	12,569
Other assets (a)	(586)	(445)
Total assets	$10,735	$12,124
Deposits and other liabilities	$168	$177
Capital	1,094	1,176
Total liabilities and equity	$1,262	$1,353
Performance Ratios
Return on average capital	29%	24%
Return on average assets	2.98	2.36
Noninterest income to total revenue	7	(10)
Efficiency	24	34
Other Information
Nonperforming assets (b) (c)	$999	$1,192
Purchased impaired loans (b) (d)	$5,372	$6,097
Net charge-offs (e)	$87	$91
Annualized net charge-off ratio (e)	3.12%	2.91%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$493	$1,104
Lease financing	690	671
Total commercial lending	1,183	1,775
Consumer Lending
Home equity	4,209	4,751
Residential real estate	5,880	6,693
Total consumer lending	10,089	11,444
Total loans	$11,272	$13,219
(a)	Other assets includes deferred taxes, ALLL and other real estate owned (OREO). Other assets were negative in both periods due to the ALLL.
(b)	As of March 31.
(c)	Includes nonperforming loans of $.7 billion at both March 31, 2013 and March 31, 2012, respectively.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At March 31, 2013, this segment contained 76% of PNC’s purchased impaired loans.
(e)	For the three months ended March 31.

This business segment consists primarily of non-strategic assets obtained through acquisitions of other companies. Non-Strategic Assets Portfolio had earnings of $79 million in the first three months of 2013 compared with $71 million in the first three months of 2012. The increase was primarily attributable to higher noninterest income, due to lower provision for estimated losses on home equity repurchase obligations.

The first three months of 2013 included the impact of the RBC Bank (USA) acquisition, which added approximately $1.0 billion of residential real estate loans, $.2 billion of commercial/commercial real estate loans and $.2 billion of OREO assets. Of these assets, $1.0 billion were deemed purchased impaired loans.

Non-Strategic Assets Portfolio overview:

•

Net interest income was $203 million in the first three months of 2013 compared with $217 million in the first three months of 2012. The decrease was driven by lower average loan balances and lower interest due to declining average yield, as high yield commercial real estate loans declined faster than the remainder of the portfolio.

•

Noninterest income was $16 million in the first three months of 2013 compared with a loss of $19 million in the first three months of 2012. The increase was driven by lower provision for estimated losses on home equity repurchase obligations.

•

The provision for credit losses was $42 million in the first three months of 2013 compared with $18 million in the first three months of 2012 driven by reductions in expected cash flows on purchased impaired home equity loans.

•	Noninterest expense in the first three months of 2013 was $52 million compared with $68 million in the first three months of 2012. The decrease was driven by lower OREO write-downs.
•

Average portfolio loans declined to $11.3 billion in the first three months of 2013 compared with $12.6 billion in the first three months of 2012. The overall decline was driven by customer payment activity and portfolio management activities to reduce under-performing assets, partially offset by the addition of loans from the RBC Bank (USA) acquisition.

•

Nonperforming loans were at $.7 billion at March 31, 2013 and March 31, 2012. The consumer lending portfolio comprised 81% of the nonperforming loans in this segment at March 31, 2013. Nonperforming consumer loans increased $122 million from March 31, 2012, due to alignment with interagency guidance in the first quarter of 2013. The commercial lending portfolio comprised 19% of the nonperforming loans as of March 31, 2013. Nonperforming commercial loans decreased $79 million from March 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    39

•

Net charge-offs were $87 million in the first three months of 2013 and $91 million in the first three months of 2012. The first three months of 2013 included additional charge-offs related to alignment with interagency guidance.

The business activity of this segment is to manage the wind-down of the portfolio while maximizing the value and mitigating risk. The fair value marks taken upon acquisition of the assets, the team we have in place and targeted asset resolution strategies help us to manage these assets.

•

The Commercial Lending portfolio declined 33% since March 31, 2012. Commercial and commercial real estate loans declined 55% to $.5 billion while the lease financing portfolio remained relatively flat at $.7 billion. The leases are long-term with relatively low credit risk.

•	The Consumer Lending portfolio declined $1.4 billion, or 12%, when compared to March 31 of last year. The portfolio’s credit quality has stabilized through actions taken by management. We have implemented various refinance programs, line management programs and loss mitigation programs to mitigate risks within this portfolio while assisting borrowers to maintain homeownership when possible.
•

When loans are sold, we may assume certain loan repurchase obligations to indemnify investors against losses or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. From 2005 to 2007, home equity loans were sold with such contractual provisions. At March 31, 2013, the liability for estimated losses on repurchase and indemnification claims for the Non-Strategic Assets Portfolio was $25 million compared to $51 million at March 31, 2012. See the Recourse And Repurchase Obligations section of this Financial Review and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information.

40    The PNC Financial Services Group, Inc. – Form 10-Q

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies in Item 8 of our 2012 Form 10-K and in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report describe the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

We must use estimates, assumptions and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by independent third-party sources, including appraisers and valuation specialists, when available. When such third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions or estimates could materially impact our future financial condition and results of operations.

We discuss the following critical accounting policies and judgments under this same heading in Item 7 of our 2012 Form 10-K:

•	Fair Value Measurements
•	Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters of Credit
•	Estimated Cash Flows On Purchased Impaired Loans
•	Goodwill
•	Lease Residuals
•	Revenue Recognition
•	Residential And Commercial Mortgage Servicing Rights
•	Income Taxes
•	Proposed Accounting Standards

We provide additional information about many of these items in the Notes To Consolidated Financial Statements included in Part I, Item l of this Report.

The following critical accounting estimate and judgment has been updated during the first three months of 2013.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the ALLL and the Allowance For Unfunded Loan Commitments And Letters Of Credit at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio and on these unfunded credit facilities as of the balance sheet date. Our determination of these allowances is based on periodic evaluations of the loan and lease portfolios and unfunded credit facilities and other relevant factors. These critical estimates include the use of significant amounts of PNC’s own historical data and complex methods to interpret them. We have an ongoing process to evaluate and enhance the quality, quantity and timeliness of our data and interpretation methods used in the determination of these allowances. These evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default (PD),
•	Loss given default (LGD),
•	Exposure at date of default,
•	Movement through delinquency stages,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, and
•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in historical results.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.7 billion, or 45%, of the ALLL at March 31, 2013 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $2.1 billion, or 55%, of the ALLL at March 31, 2013 has been allocated to these consumer lending categories.

The PNC Financial Services Group, Inc. – Form 10-Q    41

PROPOSED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (FASB) issued Proposed Accounting Standards Update (ASU) Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This exposure draft would change the determination of the classification and measurement of financial instruments. Under the proposal, loans and securities would be classified and measured based on both the contractual cash flow characteristics of the assets and the business model for managing the assets. Financial assets would be included in one of three categories: (i) amortized cost, (ii) fair value through other comprehensive income, and (iii) fair value through net income, while financial liabilities would generally be measured at amortized cost. In April 2013, the FASB issued a related document which proposes amendments to the FASB Accounting Standards Codification as a result of the proposed classification and measurement model. The effective date of the proposals has not yet been determined. We are evaluating the impact of these proposals on our financial statements.

In February 2013, the FASB issued Proposed ASU Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The exposure draft would amend existing guidance to include the fed funds effective swap rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes. Current guidance considers only interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR) swap rate as benchmark interest rates. The effective date has not yet been determined. We are evaluating the impact of this proposal on our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on Recent Accounting Pronouncements, see Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item I of this Report regarding the impact of the adoption of new accounting guidance issued by the FASB.

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

We currently estimate a pretax pension expense of $73 million in 2013 compared with pretax expense of $89 million in 2012. This year-over-year expected decrease reflects the impact of favorable returns on plan assets experienced in 2012, as well as the effects of the lower discount rate required to be used in 2013.

The following table reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2013 estimated expense as a baseline.

Table 31: Pension Expense – Sensitivity Analysis

Change in Assumption (a)	Estimated Increase to 2013 Pension Expense (In millions)
.5% decrease in discount rate	$21
.5% decrease in expected long-term return on assets	$19
.5% increase in compensation rate	$ 2
(a)	The impact is the effect of changing the specified assumption while holding all other assumptions constant.

We provide additional information on our pension plan in Note 15 Employee Benefit Plans in our 2012 Form 10-K.

42    The PNC Financial Services Group, Inc. – Form 10-Q

RECOURSE AND REPURCHASE OBLIGATIONS

As discussed in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in our 2012 Form 10-K, PNC has sold commercial mortgage, residential mortgage and home equity loans directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets.

COMMERCIAL MORTGAGE LOAN RECOURSE OBLIGATIONS

We originate, close and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At March 31, 2013 and December 31, 2012, the unpaid principal balance outstanding of loans sold as a participant in these programs was $13.0 billion and $12.8 billion, respectively. The potential maximum exposure under the loss share arrangements was $4.0 billion at March 31, 2013 and $3.9 billion at December 31, 2012. We maintain a reserve for estimated losses based on our exposure. The reserve for losses under these programs totaled $42 million and $43 million as of March 31, 2013 and December 31, 2012, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

RESIDENTIAL MORTGAGE REPURCHASE OBLIGATIONS

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and loan sale transactions. As discussed in Note 3 in our 2012 Form 10-K, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC and the Government National Mortgage Association (GNMA) program, while Non-Agency securitizations consist of mortgage loan sale transactions with private investors. Mortgage loan sale transactions that are not part of a securitization may involve FNMA, FHLMC or private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

Loan covenants and representations and warranties are established through loan sale agreements with various investors to provide assurance that PNC has sold loans that are of sufficient investment quality. Key aspects of such covenants and representations and warranties include the loan’s compliance with any applicable loan criteria established for the transaction, including underwriting standards, delivery of all required loan documents to the investor or its designated party, sufficient collateral valuation and the validity of the lien securing the loan. As a result of alleged breaches of these contractual obligations, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans.

We investigate every investor claim on a loan by loan basis to determine the existence of a legitimate claim, and that all other conditions for indemnification or repurchase have been met prior to the settlement with that investor. Indemnifications for loss or loan repurchases typically occur when, after review of the claim, we agree insufficient evidence exists to dispute the investor’s claim that a breach of a loan covenant and representation and warranty has occurred, such breach has not been cured and the effect of such breach is deemed to have had a material and adverse effect on the value of the transferred loan. Depending on the sale agreement and upon proper notice from the investor, we typically respond to such indemnification and repurchase requests within 90 days, although final resolution of the claim may take a longer period of time. With the exception of the sales agreements associated with the Agency securitizations, most sale agreements do not provide for penalties or other remedies if we do not respond timely to investor indemnification or repurchase requests.

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

The PNC Financial Services Group, Inc. – Form 10-Q    43

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

Origination and sale of residential mortgages is an ongoing business activity and, accordingly, management continually assesses the need to recognize indemnification and repurchase liabilities pursuant to the associated investor sale agreements. We establish indemnification and repurchase liabilities for estimated losses on sold first and second-lien mortgages for which indemnification is expected to be provided or for loans that are expected to be repurchased. For the first and second-lien mortgage sold portfolio, we have established an indemnification and repurchase liability pursuant to investor sale agreements based on claims made and our estimate of future claims on a loan by loan basis. To estimate the mortgage repurchase liability arising from breaches of representations and warranties, we consider the following factors: (i) borrower performance in our historically sold portfolio (both actual and estimated future defaults), (ii) the level of outstanding unresolved repurchase claims, (iii) estimated probable future repurchase claims, considering information about file requests, delinquent and liquidated loans, resolved and unresolved mortgage insurance rescission notices and our historical experience with claim rescissions, (iv) the potential ability to cure the defects identified in the repurchase claims (“rescission rate”) and (v) the estimated severity of loss upon repurchase of the loan or collateral, make-whole settlement or indemnification.

See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

The following tables present the unpaid principal balance of repurchase claims by vintage and total unresolved repurchase claims for the past five quarters.

Table 32: Analysis of Quarterly Residential Mortgage Repurchase Claims by Vintage

Dollars in millions	March 31 2013	December 31 2012	September 30 2012	June 30 2012	March 31 2012
2004 & Prior	$12	$11	$15	$31	$10
2005	10	8	10	19	12
2006	28	23	30	56	41
2007	108	45	137	182	100
2008	15	7	23	49	17
2008 & Prior	173	94	215	337	180
2009 – 2012	50	38	52	42	33
Total	$223	$132	$267	$379	$213
FNMA, FHLMC and GNMA %	95%	94%	87%	86%	88%

Table 33: Analysis of Quarterly Residential Mortgage Unresolved Asserted Indemnification and Repurchase Claims

Dollars in millions	March 31 2013	December 31 2012	September 30 2012	June 30 2012	March 31 2012
FNMA, FHLMC and GNMA Securitizations	$165	$290	$430	$419	$337
Private Investors (a)	45	47	82	83	69
Total unresolved claims	$210	$337	$512	$502	$406
FNMA, FHLMC and GNMA %	79%	86%	84%	83%	83%
(a)	Activity relates to loans sold through Non-Agency securitization and loan sale transactions.

44    The PNC Financial Services Group, Inc. – Form 10-Q

The table below details our indemnification and repurchase claim settlement activity during the first three months of 2013 and 2012.

Table 34: Analysis of Residential Mortgage Indemnification and Repurchase Claim Settlement Activity

	2013			2012
Three months ended March 31 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC and GNMA securitizations	$155	$91	$34	$50	$29	$13
Private investors (e)	10	5	2	21	11	3
Total indemnification and repurchase settlements	$165	$96	$36	$71	$40	$16
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and loan sale transactions.

During 2012 and the first three months of 2013, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: (i) misrepresentation of income, assets or employment; (ii) property evaluation or status issues (e.g., appraisal, title, etc.); (iii) underwriting guideline violations; or (iv) mortgage insurance rescissions. During 2012, FNMA and FHLMC expanded their efforts to reduce their exposure to losses on purchased loans resulting in a dramatic increase in second and third quarter 2012 repurchase claims, primarily on the 2006-2008 vintages, but also on other vintages. Included in this higher volume were repurchase claims made on loans in later stages of default than had previously been observed. For example, in the second quarter of 2012, we experienced repurchase claims on loans which had defaulted more than two years prior to the claim date, which was inconsistent with historical activity. In December 2012, PNC discussed with FNMA and FHLMC their intentions to further expand their purchased loan review activities in 2013 with a focus on 2004 and 2005 vintages, as well as certain loan modifications and aged default loans not previously reviewed. Based on those discussions, we expected an increase in repurchase claims in 2013 and increased the liability for estimated losses on indemnification and repurchase claims accordingly during the fourth quarter of 2012. The volume of government-sponsored enterprise (GSE) claims in the first quarter of 2013 was consistent with the expectations established in the fourth quarter.

The ongoing elevated repurchase claim activity in 2012 contributed to the higher balances of unresolved claims for residential mortgages and the increase in residential mortgage indemnification and repurchase settlement activity in 2012. In the first quarter of 2013, consistent with our expectations, repurchase claim activity remained high. Despite the high level of new claims, unresolved claims for residential mortgages decreased due to an acceleration in settlement activity and a continued high level of claim rescissions. The increase in settlements during the first quarter of 2013 was driven by the high volume of claims in 2012 as well as increased efforts to resolve outstanding claims. Because the volume of claims in the first quarter 2013 was consistent with expectations, the first quarter 2013 provision for our indemnification and repurchase liability represents only additions for new production.

At March 31, 2013 and December 31, 2012, the liability for estimated losses on indemnification and repurchase claims for residential mortgages totaled $522 million and $614 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of March 31, 2013 and December 31, 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

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

The PNC Financial Services Group, Inc. – Form 10-Q    45

repurchase obligations is limited to repurchases of the loans sold in these transactions. Repurchase activity associated with brokered home equity lines/loans is reported in the Non-Strategic Assets Portfolio segment.

Loan covenants and representations and warranties were established through loan sale agreements with various investors to provide assurance that loans PNC sold to the investors are of sufficient investment quality. Key aspects of such covenants and representations and warranties include the loan’s compliance with any applicable loan criteria established for the transaction, including underwriting standards, delivery of all required loan documents to the investor or its designated party, sufficient collateral valuation and the validity of the lien securing the loan. As a result of alleged breaches of these contractual obligations, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans.

We investigate every investor claim on a loan by loan basis to determine the existence of a legitimate claim, and that all other conditions for indemnification or repurchase have been met prior to settlement with that investor. Indemnifications for loss or loan repurchases typically occur when, after review of the claim, we agree insufficient evidence exists to dispute the investor’s claim that a breach of a loan covenant and representation and warranty has occurred, such breach has not been cured and the effect of such breach is deemed to have had a material and adverse effect on the value of the transferred loan. Depending on the sale agreement and upon proper notice from the investor, we typically respond to home equity indemnification and repurchase requests within 60 days, although final resolution of the claim may take a longer period of time. Most home equity sale agreements do not provide for penalties or other remedies if we do not respond timely to investor indemnification or repurchase requests.

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

The following table details the unpaid principal balance of our unresolved home equity indemnification and repurchase claims at March 31, 2013 and December 31, 2012.

Table 35: Analysis of Home Equity Unresolved Asserted Indemnification and Repurchase Claims

In millions	Mar. 31 2013	Dec. 31 2012
Home equity loans/lines:
Private investors(a)	$20	$74
(a)	Activity relates to brokered home equity loans/lines sold through loan sale transactions which occurred during 2005-2007.

The table below details our home equity indemnification and repurchase claim settlement activity during the first three months of 2013 and 2012.

Table 36: Analysis of Home Equity Indemnification and Repurchase Claim Settlement Activity

	2013			2012
Three months ended March 31 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c) (d)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Home equity loans/lines:
Private investors – Repurchases (e)	$2	$30		$10	$8	$2
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability. Losses incurred in the first three months of 2013 also includes amounts for settlement payments.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Activity was less than $.5 million for the first quarter of 2013.
(e)	Activity relates to brokered home equity loans/lines sold through loan sale transactions which occurred during 2005-2007.

46    The PNC Financial Services Group, Inc. – Form 10-Q

During 2012 and the first three months of 2013, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: (i) misrepresentation of income, assets or employment, (ii) property evaluation or status issues (e.g., appraisal, title, etc.) or (iii) underwriting guideline violations. The lower balance of unresolved indemnification and repurchase claims at March 31, 2013 is attributed to settlement activity in 2013. The lower first three months of 2013 repurchase activity was affected by lower claim activity and lower inventory of claims.

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

At March 31, 2013 and December 31, 2012, the liability for estimated losses on indemnification and repurchase claims for home equity loans/lines was $25 million and $58 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all home equity loans/lines sold and outstanding as of March 31, 2013 and December 31, 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

Indemnification and repurchase liabilities, which are included in Other liabilities on the Consolidated Balance Sheet, are evaluated by management on a quarterly basis. Initial recognition and subsequent adjustments to the indemnification and repurchase liability for home equity loans/lines are recognized in Other noninterest income on the Consolidated Income Statement.

RISK MANAGEMENT

PNC encounters risk as part of the normal course of operating our business. Accordingly, we design risk management processes to help manage these risks.

The Risk Management section included in Item 7 of our 2012 Form 10-K describes our risk management philosophy, appetite, culture, governance, risk identification, controls and monitoring and reporting. Additionally, our 2012 Form 10-K provides an analysis of our key areas of risk: credit, operational, liquidity, market and model, as well as a discussion of our use of financial derivatives as part of our overall asset and liability risk management process.

The following information updates our 2012 Form 10-K risk management disclosures.

CREDIT RISK MANAGEMENT

Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks. Our processes for managing credit risk are embedded in PNC’s risk culture and in our decision-making processes using a systematic approach whereby credit risks and related exposures are: identified and assessed, managed through specific policies and processes, measured and evaluated against our risk tolerance limits, and reported, along with specific mitigation activities, to management and the board through our governance structure.

The PNC Financial Services Group, Inc. – Form 10-Q    47

ASSET QUALITY OVERVIEW

While credit quality metrics for the first quarter of 2013 were impacted by alignment with interagency supervisory guidance, underlying asset quality trends for the first three months of 2013 improved from both December 31, 2012 and March 31, 2012 and included the following:

•

Nonperforming loans increased $.2 billion, or 5%, from December 31, 2012 to $3.4 billion as of March 31, 2013. This increase was mainly due to the alignment with interagency supervisory guidance for loans and lines of credit related to consumer loans of $426 million. This increase was partially offset by a reduction in total commercial nonperforming loans in addition to principal activity within consumer loans.

•

Overall loan delinquencies decreased $588 million, or 16%, from year-end 2012 levels. The reduction was mainly due to a decline in consumer loans of $395 million due to the alignment with interagency supervisory guidance as discussed above.

•

First quarter 2013 net charge-offs were $456 million, up 37% from first quarter 2012 net charge-offs of $333 million primarily due to the $134 million of charge-offs recognized in the first quarter of 2013 due to the alignment with interagency supervisory guidance as mentioned above.

•	Provision for credit losses increased to $236 million in the first quarter of 2013 compared with $185 million for the first quarter of 2012 due to a larger loan portfolio.
•	The level of ALLL has decreased to $3.8 billion at March 31, 2013 from $4.0 billion at December 31, 2012 and $4.2 billion at March 31, 2012.

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonaccrual policies is included in Note 1 Accounting Policies in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report. The major categories of nonperforming assets are presented in Table 37: Nonperforming Assets By Type.

Nonperforming assets increased $.1 billion from December 31, 2012, to $3.9 billion at March 31, 2013, due to the increase in nonperforming loans as discussed above. Nonperforming loans increased $.2 billion to $3.4 billion while OREO and foreclosed assets decreased $35 million to

$505 million. The ratio of nonperforming loans to total loans increased to 1.83% at March 31, 2013, compared to 1.75% at December 31, 2012. The ratio of nonperforming assets to total loans, OREO and foreclosed assets increased to 2.10% at March 31, 2013 from 2.04% at December 31, 2012.

In the first quarter of 2013, we completed our alignment of certain nonaccrual and charge-off policies consistent with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending. This alignment primarily related to (i) subordinate consumer loans (home equity loans and lines and residential mortgages) where the first-lien loan was 90 days or more past due, (ii) government guaranteed loans where the guarantee may not result in collection of substantially all contractual principal and interest and (iii) loans with borrowers in bankruptcy. In the first quarter of 2013, nonperforming loans increased by $426 million and net charge-offs increased by $134 million as a result of completing the alignment of the aforementioned policies. Additionally, overall delinquencies decreased $395 million due to loans now being reported as nonaccruing or having been charged-off. The impact of the alignment of the policies was considered in our reserving process in the determination of our ALLL at December 31, 2012. See Table 37: Nonperforming Assets By Type, Table 39: Change in Nonperforming Assets, Table 40: Accruing Loans Past Due 30 To 59 Days, Table 41: Accruing Loans Past Due 60 To 89 Days and Table 42: Accruing Loans Past Due 90 Days Or More for additional information.

At March 31, 2013, TDRs included in nonperforming loans were $1.5 billion, or 44%, of total nonperforming loans compared to $1.6 billion, or 49%, of nonperforming loans as of December 31, 2012. Within consumer nonperforming loans, residential real estate TDRs comprise 51% of total residential real estate nonperforming loans at March 31, 2013, down from 64% at December 31, 2012. Home equity TDRs comprise 59% of home equity nonperforming loans at March 31, 2013, down from 70% at December 31, 2012. The level of TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods because TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from bankruptcy and have not formally reaffirmed their loan obligation with PNC are not returned to accrual status.

At March 31, 2013, our largest nonperforming asset was $37 million in the Real Estate, Rental and Leasing Industry and our average nonperforming loans associated with commercial lending were under $1 million. Nine of our ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 13% and 4% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of March 31, 2013.

48    The PNC Financial Services Group, Inc. – Form 10-Q

Table 37: Nonperforming Assets By Type

In millions	March 31 2013	December 31 2012
Nonperforming loans
Commercial lending
Commercial
Retail/wholesale trade	$62	$61
Manufacturing	75	73
Service providers	112	124
Real estate related (a)	161	178
Financial services	13	9
Health care	21	25
Other industries	98	120
Total commercial	542	590
Commercial real estate
Real estate projects (b)	606	654
Commercial mortgage	138	153
Total commercial real estate	744	807
Equipment lease financing	9	13
Total commercial lending	1,295	1,410
Consumer lending (c)
Home equity (d)	1,088	951
Residential real estate
Residential mortgage (d)	952	824
Residential construction	13	21
Credit card	6	5
Other consumer (d)	68	43
Total consumer lending	2,127	1,844
Total nonperforming loans (e)	3,422	3,254
OREO and foreclosed assets
Other real estate owned (OREO) (f)	472	507
Foreclosed and other assets	33	33
Total OREO and foreclosed assets	505	540
Total nonperforming assets	$3,927	$3,794
Amount of commercial lending nonperforming loans contractually current as to remaining principal and interest	$364	$342
Percentage of total commercial lending nonperforming loans	28%	24%
Amount of TDRs included in nonperforming loans	$1,517	$1,589
Percentage of total nonperforming loans	44%	49%
Nonperforming loans to total loans	1.83%	1.75%
Nonperforming assets to total loans, OREO and foreclosed assets	2.10	2.04
Nonperforming assets to total assets	1.31	1.24
Allowance for loan and lease losses to total nonperforming loans (g)	112	124
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(d)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, nonperforming home equity loans increased $214 million, nonperforming residential mortgage loans increased $187 million and nonperforming other consumer loans increased $25 million. Charge-offs have been taken on these loans where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $134 million.
(e)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(f)	OREO excludes $383 million and $380 million at March 31, 2013 and December 31, 2012, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the FHA or guaranteed by the VA.
(g)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for additional information.

Table 38 : OREO and Foreclosed Assets

In millions	March 31 2013	December 31 2012
Other real estate owned (OREO):
Residential properties	$166	$167
Residential development properties	116	135
Commercial properties	190	205
Total OREO	472	507
Foreclosed and other assets	33	33
Total OREO and foreclosed assets	$505	$540

Total OREO and foreclosed assets decreased $35 million during the first three months of 2013 from $540 million at December 31, 2012, to $505 million, or 13% of total nonperforming assets, at March 31, 2013. As of March 31, 2013 and December 31, 2012, 33% and 31%, respectively, of our OREO and foreclosed assets were comprised of 1-4 family residential properties. The lower level of OREO and foreclosed assets was driven mainly by continued strong sales activity along with valuation losses offset slightly by an increase in residential foreclosures. Excluded from OREO at March 31, 2013 and December 31, 2012, respectively, was $383 million and $380 million of residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the FHA or guaranteed by the VA.

The PNC Financial Services Group, Inc. – Form 10-Q    49

Table 39: Change in Nonperforming Assets

In millions	2013	2012
January 1	$3,794	$4,156
New nonperforming assets (a)	1,032	1,186
Charge-offs and valuation adjustments (b)	(343)	(236)
Principal activity, including paydowns and payoffs	(258)	(414)
Asset sales and transfers to loans held for sale	(114)	(146)
Returned to performing status	(184)	(185)
March 31	$3,927	$4,361
(a)	New nonperforming assets include $560 million of loans added in the first quarter of 2013 due to the alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending.
(b)	Charge-offs and valuation adjustments include $134 million of charge-offs added in the first quarter of 2013 due to the alignment with interagency supervisory guidance discussed in footnote (a) above.

The table above presents nonperforming asset activity for the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013, nonperforming assets increased $.1 billion from $3.8 billion at December 31, 2012, to $3.9 billion at March 31, 2013, driven primarily by increases in consumer lending nonperforming loans due to alignment with interagency supervisory guidance in the first quarter of 2013, partially offset by a decrease in commercial lending nonperforming loans and principal activity. Approximately 87% of total nonperforming loans are secured by collateral which would be expected to reduce credit losses and require less reserve in the event of default, and 28% of commercial lending nonperforming loans are contractually current as to both principal and interest obligations. As of March 31, 2013, commercial nonperforming loans are carried at approximately 55% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

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

Loan Delinquencies

We regularly monitor the level of loan delinquencies and believe these levels may be a key indicator of loan portfolio asset quality. Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale and purchased impaired loans, but include government insured or guaranteed loans and loans accounted for under the fair value option.

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased from $1.4 billion at December 31, 2012, to $1.2 billion at March 31, 2013. Consumer lending early stage delinquencies decreased by $.2 billion. This reduction was mainly due to the alignment with interagency supervisory guidance in the first quarter of 2013 which was partially offset by increases in commercial lending delinquencies.

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, are in the process of collection and are reasonably expected to result in repayment and/or restoration to current status, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines. These loans decreased $.4 billion, or 19%, from $2.4 billion at December 31, 2012, to $1.9 billion at March 31, 2013, mainly due to the alignment with interagency supervisory guidance in the first quarter of 2013. The following tables display the delinquency status of our loans at March 31, 2013 and December 31, 2012. Additional information regarding accruing loans past due is included in Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

50    The PNC Financial Services Group, Inc. – Form 10-Q

Table 40: Accruing Loans Past Due 30 To 59 Days (a)(b)

	Amount		Percentage of Total Outstandings
Dollars in millions	March 31 2013	December 31 2012	March 31 2013	December 31 2012
Commercial	$163	$115	.19%	.14%
Commercial real estate	111	100	.59	.54
Equipment lease financing	34	17	.47	.23
Home equity	86	117	.24	.33
Residential real estate
Non government insured	145	151	.97	.99
Government insured	114	127	.76	.83
Credit card	30	34	.74	.79
Other consumer
Non government insured	49	65	.23	.30
Government insured	162	193	.77	.90
Total	$894	$919	.48	.49
(a)	See note (a) at Table 42: Accruing Loans Past Due 90 Days Or More.
(b)	See note (b) at Table 42: Accruing Loans Past Due 90 Days Or More.

Table 41: Accruing Loans Past Due 60 To 89 Days (a)(b)

	Amount		Percentage of Total Outstandings
Dollars in millions	March 31 2013	December 31 2012	March 31 2013	December 31 2012
Commercial	$35	$55	.04%	.07%
Commercial real estate	36	57	.19	.31
Equipment lease financing	1	1	.01	.01
Home equity	33	58	.09	.16
Residential real estate
Non government insured	41	49	.27	.32
Government insured	86	97	.57	.64
Credit card	20	23	.49	.53
Other consumer
Non government insured	15	21	.07	.10
Government insured	86	110	.41	.51
Total	$353	$471	.19	.25
(a)	See note (a) at Table 42: Accruing Loans Past Due 90 Days Or More.
(b)	See note (b) at Table 42: Accruing Loans Past Due 90 Days Or More.

The PNC Financial Services Group, Inc. – Form 10-Q    51

Table 42: Accruing Loans Past Due 90 Days Or More (a)(b)

	Amount		Percentage of Total Outstandings
Dollars in millions	March 31 2013	December 31 2012	March 31 2013	December 31 2012
Commercial	$27	$42	.03%	.05%
Commercial real estate	3	15	.02	.08
Equipment lease financing		2		.03
Residential real estate
Non government insured	59	46	.39	.30
Government insured	1,458	1,855	9.73	12.17
Credit card	35	36	.86	.84
Other consumer
Non government insured	13	18	.06	.08
Government insured	311	337	1.47	1.57
Total	$1,906	$2,351	1.02	1.26
(a)	Amounts in table represent recorded investment.
(b)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, accruing consumer loans past due 30 – 59 days decreased $44 million, accruing consumer loans past due 60 – 89 days decreased $36 million and accruing consumer loans past due 90 days or more decreased $315 million, of which $295 million related to residential real estate government insured loans. As part of this alignment, these loans were moved into nonaccrual status.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $.2 billion at both March 31, 2013 and December 31, 2012.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $36 billion as of March 31, 2013, or 19% of the total loan portfolio. Of that total, $23 billion, or 64%, was outstanding under primarily variable-rate home equity lines of credit and $13 billion, or 36%, consisted of closed-end home equity installment loans. Approximately 3% of the home equity portfolio was on nonperforming status as of March 31, 2013.

As of March 31, 2013, we are in an originated first lien position for approximately 44% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. Historically, we have originated and sold first lien residential real estate mortgages which resulted in a low percentage of home equity loans where we hold the first lien mortgage position. The remaining 54% of the portfolio was secured by second liens where we do not hold the first lien position. For the majority of the home equity portfolio where we are in, hold or service the first lien position, the credit performance of this portion of the portfolio is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

Lien position information is generally based upon original LTV at the time of origination. However, after origination PNC is not typically notified when a senior lien position that is not held by PNC is satisfied. Therefore, information about the current lien status of junior lien loans is less readily available in cases where PNC does not also hold the senior lien. Additionally, PNC is not typically notified when a junior lien position is added after origination of a PNC first lien. This updated information for both junior and senior liens must be obtained from external sources and therefore PNC has contracted with an industry leading third-party service provider to obtain updated loan, lien and collateral data that is aggregated from public and private sources. In the first quarter of 2013, PNC further refined our process to include additional validation efforts around the use of third-party data.

We track borrower performance monthly, including obtaining original LTVs, updated FICO scores at least quarterly, updated LTVs semi-annually, and other credit metrics at least quarterly, including the historical performance of any mortgage loans regardless of lien position that we may or may not hold. This information is used for internal reporting and risk management. For internal reporting and risk management we also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit). As part of our overall risk analytics monitoring, we segment the home equity portfolio based upon the delinquency, modification status and bankruptcy status of these loans, as well as the delinquency, modification status and bankruptcy status of any mortgage loan with the same borrower (regardless of whether it is a first lien senior to our second lien).

In establishing our ALLL for non-impaired loans, we utilize a delinquency roll-rate methodology for pools of loans. In accordance with accounting principles, under this methodology, we establish our allowance based upon incurred losses and not lifetime expected losses. The roll-rate methodology estimates transition/roll of loan balances from

52    The PNC Financial Services Group, Inc. – Form 10-Q

one delinquency state (e.g., 30-59 days past due) to another delinquency state (e.g., 60-89 days past due) and ultimately to charge-off. The roll through to charge-off is based on PNC’s actual loss experience for each type of pool. Since a pool may consist of first and second liens, the charge-off amounts for the pool are proportionate to the composition of first and second liens in the pool. Our experience has been that the ratio of first to second lien loans has been consistent over time and is appropriately represented in our pools used for roll-rate calculations.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20 year amortization term. During the draw period, we have home equity lines of credit where borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest. Based upon outstanding balances at March 31, 2013, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 43: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2013	$1,332	$178
2014	1,972	459
2015	1,941	636
2016	1,512	489
2017	2,949	674
2018 and thereafter	5,413	4,898
Total (a)	$15,119	$7,334
(a)	Includes approximately $257 million, $206 million, $211 million, $60 million, $70 million and $602 million of home equity lines of credit with balloon payments with draw periods scheduled to end in the remainder of 2013, 2014, 2015, 2016, 2017 and 2018 and thereafter, respectively.

We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments.

Based upon outstanding balances, and excluding purchased impaired loans, at March 31, 2013, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3.59% were 30-89 days past due and approximately 6.14% were greater than or equal to 90 days past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges, and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include a loss mitigation loan modification resulting in a loan that is classified as a TDR.

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

A temporary modification, with a term between 3 and 60 months, involves a change in original loan terms for a period of time and reverts to a calculated exit rate for the remaining term of the loan as of a specific date. A permanent modification, with a term greater than 60 months, is a modification in which the terms of the original loan are changed. Permanent modifications primarily include the government-created Home Affordable Modification Program (HAMP) or PNC-developed HAMP-like modification programs.

For consumer loan programs, such as residential mortgages and home equity lines of credit, we will enter into a temporary modification when the borrower has indicated a temporary hardship and a willingness to bring current the delinquent loan balance. Examples of this situation often include delinquency due to illness or death in the family or loss of employment. Permanent modifications are entered into when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but our expectation is that payments at lower amounts can be made. Residential mortgages and home equity loans and lines of credit have been modified with changes in terms for up to 60 months, although the majority involve periods of three to 24 months.

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

The PNC Financial Services Group, Inc. – Form 10-Q    53

Table 44: Consumer Real Estate Related Loan Modifications

	March 31, 2013		December 31, 2012
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	8,434	$714	9,187	$785
Permanent Modifications	8,589	631	7,457	535
Total home equity	17,023	1,345	16,644	1,320
Residential Mortgages
Permanent Modifications	8,647	1,618	9,151	1,676
Non-Prime Mortgages
Permanent Modifications	4,401	625	4,449	629
Residential Construction
Permanent Modifications	1,894	618	1,735	609
Total Consumer Real Estate Related Loan Modifications	31,965	$4,206	31,979	$4,234

Table 45: Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months		Fifteen Months
March 31, 2013 Dollars in thousands	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity
Third Quarter 2012	48	3.0%							$4,733
Second Quarter 2012	36	2.0	60	3.3%					4,461
First Quarter 2012	24	2.2	42	3.8	47	4.2%			3,059
Fourth Quarter 2011	9	2.0	17	3.7	24	5.3	25	5.5%	1,901
Third Quarter 2011	23	4.0	31	5.4	37	6.5	49	8.6	3,252
Residential Mortgages
Third Quarter 2012	220	22.6							37,165
Second Quarter 2012	190	18.0	320	30.3					53,843
First Quarter 2012	175	16.9	230	22.3	305	29.5			50,093
Fourth Quarter 2011	196	21.0	268	28.7	303	32.4	379	40.5	64,071
Third Quarter 2011	243	20.7	327	27.9	415	35.4	442	37.7	66,648
Non-Prime Mortgages
Third Quarter 2012	30	21.0							4,447
Second Quarter 2012	39	20.1	56	28.9					6,613
First Quarter 2012	44	20.0	55	25.0	72	32.7			10,061
Fourth Quarter 2011	38	14.6	58	22.2	80	30.7	93	35.6	13,219
Third Quarter 2011	83	22.6	100	27.3	130	35.4	141	38.4	18,440
Residential Construction
Third Quarter 2012	3	1.3							1,062
Second Quarter 2012 (d)			1	0.8					193
First Quarter 2012	2	1.6	5	3.9	6	4.7			2,162
Fourth Quarter 2011	5	5.5	7	7.7	14	15.4	13	14.3	3,951
Third Quarter 2011	2	1.8	2	1.8	6	5.5	14	12.7	1,988
Temporary Modifications
Home Equity
Third Quarter 2012	17	10.3%							$963
Second Quarter 2012	29	9.9	36	12.3%					3,044
First Quarter 2012	32	7.0	43	9.4	59	12.9%			4,508
Fourth Quarter 2011	26	5.2	39	7.8	53	10.7	59	11.9%	5,219
Third Quarter 2011	41	9.8	49	11.7	64	15.2	73	17.4	7,627

54    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarters ending September 30, 2011 through September 30, 2012 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status. Accounts that are no longer 60 days or more delinquent, or were re-modified since prior period, are removed from re-default status in the period they are cured or re-modified.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects March 31, 2013 unpaid principal balances of the re-defaulted accounts for the Third Quarter 2012 Vintage at Six Months, Second Quarter 2012 Vintage at Nine Months, for the First Quarter 2012 Vintage at Twelve Months, and for the Fourth Quarter 2011 and prior Vintages at Fifteen Months.
(d)	There were no Residential Construction modified loans which became six months past due in the second quarter of 2012.

In addition to temporary loan modifications, we may make available to a borrower a payment plan or a HAMP trial payment period. Under a payment plan or a HAMP trial payment period, there is no change to the loan’s contractual terms so the borrower remains legally responsible for payment of the loan under its original terms. Payment plans may include extensions, re-ages and/or forbearance plans. All payment plans bring an account current once certain requirements are achieved and are primarily intended to demonstrate a borrower’s renewed willingness and ability to re-pay. Due to the short term nature of the payment plan there is a minimal impact to the ALLL.

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

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of March 31, 2013 and December 31, 2012, 4,611 accounts with a balance of $.7 billion and 4,188 accounts with a balance of $.6 billion, respectively, of residential real estate loans had been modified under HAMP and were still outstanding on our balance sheet.

We do not re-modify a defaulted modified loan except for subsequent significant life events, as defined by the OCC.

A re-modified loan continues to be classified as a TDR for the remainder of its term regardless of subsequent payment performance.

Commercial Loan Modifications and Payment Plans

Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve reduction of the interest rate, extension of the term of the loan and/or forgiveness of principal. Modified commercial loans are usually already nonperforming prior to modification. We evaluate these modifications for TDR classification based upon whether we granted a concession to a borrower experiencing financial difficulties. Additional detail on TDRs is discussed below as well as in Note 5 Asset Quality in the Notes To Consolidated Financial Statements in this Report.

Beginning in 2010, we established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of March 31, 2013 and December 31, 2012, $63 million and $68 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $21 million and $24 million have been determined to be TDRs as of March 31, 2013 and December 31, 2012.

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from bankruptcy discharges from personal liability and our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. For the three months ended March 31, 2013, $.7 billion of loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the three months ended March 31, 2012 was $.7 billion.

The PNC Financial Services Group, Inc. – Form 10-Q    55

Table 46: Summary of Troubled Debt Restructurings

In millions	March 31 2013	December 31 2012
Consumer lending:
Real estate-related	$1,956	$2,028
Credit card (a)	221	233
Other consumer	54	57
Total consumer lending	2,231	2,318
Total commercial lending	610	541
Total TDRs	$2,841	$2,859
Nonperforming	$1,517	$1,589
Accruing (b)	1,103	1,037
Credit card (a)	221	233
Total TDRs	$2,841	$2,859
(a)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.
(b)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from bankruptcy and have not formally reaffirmed their loan obligation are not returned to accrual status.

Total TDRs decreased $18 million, or 1%, during the first three months of 2013. Nonperforming TDRs totaled $1.5 billion, which represents approximately 44% of total nonperforming loans.

TDRs that have returned to performing (accruing) status are excluded from nonperforming loans. Generally, these loans have been returned to performing status as the borrowers have demonstrated for a period of at least six consecutive months that they can perform under the restructured terms. These TDRs increased $66 million, or 6%, during the first three months of 2013 to $1.1 billion as of March 31, 2013. This increase reflects the further seasoning and performance of the TDRs. Loans where borrowers have been discharged from bankruptcy and have not formally reaffirmed their loan obligation are not returned to accrual status. See Note 5 Asset Quality in the Notes to Consolidated Financial Statements in this Report for additional information.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $456 million in net charge-offs for the first three months of 2013, compared to $333 million in the first three months of 2012. Commercial lending net charge-offs increased from $96 million in the first three months of 2012 to $121 million in the first three months of 2013. Consumer lending net charge-offs increased from $237 million in the first three months of 2012 to $335 million in the first three months of 2013.

Table 47: Loan Charge-Offs And Recoveries

Three months ended March 31 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (annualized)
2013
Commercial	$114	$63	$51	.25%
Commercial real estate	86	13	73	1.57
Equipment lease financing	3	6	(3)	(.17)
Home equity	194	13	181	2.05
Residential real estate	79	(1)	80	2.15
Credit card	50	5	45	4.42
Other consumer	43	14	29	.55
Total	$569	$113	$456	.99
2012
Commercial	$111	$72	$39	.23%
Commercial real estate	84	23	61	1.46
Equipment lease financing	5	9	(4)	(.25)
Home equity	131	13	118	1.40
Residential real estate	30	(1)	31	.84
Credit card	55	5	50	5.10
Other consumer	51	13	38	.79
Total	$467	$134	$333	.81

56    The PNC Financial Services Group, Inc. – Form 10-Q

For the first quarter of 2013, loan charge-offs were $569 million and annualized net charge-offs to average loans was 0.99%. Pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, additional charge-offs of $134 million were taken. Excluding the impact of these additional charge-offs, annualized net charge-offs to average loans for the first quarter of 2013 was 0.70%.

In addition, total net charge-offs are lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on net charge-offs related to these loans.

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.

We establish specific allowances for loans considered impaired using methods prescribed by GAAP. All impaired loans are subject to individual analysis, except leases and large groups of smaller-balance homogeneous loans which may include, but are not limited to, credit card, residential mortgage and consumer installment loans. Specific allowances for individual loans (including commercial and consumer TDRs) are determined based on an analysis of the present value of expected future cash flows from the loans discounted at their effective interest rate, observable market price or the fair value of the underlying collateral.

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

A portion of the ALLL related to qualitative and measurement factors has been assigned to loan categories. These factors include, but are not limited to, the following:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro-economic factors,
•	Changes in lending policies and procedures, and
•	Timing of available information, including the performance of first lien positions.

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At March 31, 2013, we had established reserves of $1.1 billion for purchased impaired loans. In addition, all loans (purchased impaired and non-impaired) acquired in the RBC Bank (USA) acquisition were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at acquisition. See Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in this Report for additional information.

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

We refer you to Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information on key asset quality indicators that we use to evaluate our portfolio and establish the allowances.

The PNC Financial Services Group, Inc. – Form 10-Q    57

Table 48: Allowance for Loan and Lease Losses

Dollars in millions	2013	2012
January 1	$4,036	$4,347
Total net charge-offs	(456)	(333)
Provision for credit losses	236	185
Net change in allowance for unfunded loan commitments and letters of credit	12	(3)
March 31	$3,828	$4,196
Net charge-offs to average loans (for the three months ended) (annualized) (a)	.99%	.81%
Allowance for loan and lease losses to total loans	2.05	2.38
Commercial lending net charge-offs	$(121)	$(96)
Consumer lending net charge-offs	(335)	(237)
Total net charge-offs	$(456)	$(333)
Net charge-offs to average loans (for the three months ended) (annualized)
Commercial lending	.45%	.42%
Consumer lending (a)	1.78	1.32
(a)	Pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, additional charge-offs of $134 million have been taken. Excluding the impact of these additional charge-offs, annualized net charge-offs to average loans for the first quarter 2013 was 0.70%. For consumer lending, excluding the impact of these additional charge-offs, annualized net charge-offs to average loans for the first quarter 2013 was 1.07%.

As further described in the Consolidated Income Statement Review section of this Report, the provision for credit losses totaled $236 million for the first three months of 2013 compared to $185 million for the first three months of 2012. For the first three months of 2013, the provision for commercial lending credit losses increased by $11 million, or 25%, from the first three months of 2012. Similarly, the provision for consumer lending credit losses increased $40 million, or 28%, from the first three months of 2012.

At March 31, 2013, total ALLL to total nonperforming loans was 112%. The comparable amount for December 31, 2012 was 124%. These ratios are 70% and 79%, respectively, when excluding the $1.4 billion and $1.5 billion, respectively, of ALLL at March 31, 2013 and December 31, 2012 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted based on our estimate of expected cash flows and additional allowance is recorded when these cash flows are below recorded investment. See Table 37: Nonperforming Assets By Type within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, charge-offs and changes in aggregate portfolio balances. During first quarter 2013, improving asset quality trends, including, but not limited to, delinquency status and improving economic conditions, realization of previously estimated losses through charge-offs, including the impact of alignment with interagency guidance and overall portfolio growth, combined to result in the ALLL balance declining $.2 billion, or 5% to $3.8 billion as of March 31, 2013 compared to December 31, 2012.

See Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit.

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

Spot and forward funding gap analyses are used to measure and monitor consolidated liquidity risk. Funding gaps represent the difference in projected sources of liquidity available to offset projected uses. We calculate funding gaps for the overnight, thirty-day, ninety-day, one hundred eighty-day and one-year time intervals. Management also monitors liquidity through a series of early warning indicators that may indicate a potential market, or PNC-specific, liquidity stress event. Finally, management performs a set of liquidity stress tests and maintains a contingency funding plan to address a potential liquidity crisis. In the most severe liquidity stress simulation, we assume that PNC’s liquidity position is under pressure, while the market in general is under systemic pressure. The simulation considers, among other things, the impact of restricted access to both secured and unsecured external sources of funding, accelerated run-off of customer deposits, valuation pressure on assets and heavy demand to fund contingent obligations. Risk limits are established within our Liquidity Risk Policy. Management’s Asset and Liability Committee regularly reviews compliance with the established limits.

58    The PNC Financial Services Group, Inc. – Form 10-Q

Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet our parent company obligations over the succeeding 24-month period. Risk limits for parent company liquidity are established within our Enterprise Capital and Liquidity Management Policy. The Board of Directors’ Risk Committee regularly reviews compliance with the established limits.

BANK LEVEL LIQUIDITY – USES

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of March 31, 2013, there were approximately $12.2 billion of bank borrowings with contractual maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. See the Bank Level Liquidity – Sources section below.

On March 15, 2013 we redeemed $375 million of REIT preferred securities issued by PNC Preferred Funding Trust III with a current distribution rate of 8.7%.

BANK LEVEL LIQUIDITY – SOURCES

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Total deposits decreased to $211.6 billion at March 31, 2013 from $213.1 billion at December 31, 2012, primarily due to runoff of year-end seasonally higher transactions deposits. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At March 31, 2013, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $5.1 billion and securities available for sale totaling $49.5 billion. Of our total liquid assets of $54.6 billion, we had $24.9 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and active balance sheet management, including securities purchases to manage duration.

In addition to the customer deposit base, which has historically provided the single largest source of relatively stable and low-cost funding, the bank also obtains liquidity through the issuance of traditional forms of funding including long-term debt (senior notes and subordinated debt and FHLB advances) and short-term borrowings (Federal funds purchased, securities sold under repurchase agreements, commercial paper issuances and other short-term borrowings).

PNC Bank, N.A. is authorized by its board to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through March 31, 2013, PNC Bank, N.A. had issued $13.6 billion of debt under this program including the following during the first quarter of 2013:

•

$750 million of fixed rate senior notes with a maturity date of January 28, 2016. Interest is payable semi-annually, at a fixed rate of .80%, on January 28 and July 28 of each year, beginning on July 28, 2013,

•

$250 million of floating rate senior notes with a maturity date of January 28, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .31%, on January 28, April 28, July 28, and October 28 of each year, beginning on April 28, 2013,

•

$750 million of subordinated notes with a maturity date of January 30, 2023. Interest is payable semi-annually, at a fixed rate of 2.950%, on January 30 and July 30 of each year, beginning on July 30, 2013, and

•

$1.4 billion of senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of April 14, 2014, subject to the holder’s monthly option to extend, and a final maturity date of January 14, 2015. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .225%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on March 14, June 14, September 14, and December 14 of each year, beginning on June 14, 2013.

On April 29, 2013 and May 9, 2013, PNC Bank, N.A. issued $525 million and $120 million, respectively, of floating rate senior notes with a maturity date of April 29, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .32% on January 29, April 29, July 29 and October 29 of each year, beginning on July 29, 2013.

Total senior and subordinated debt increased to $10.3 billion at March 31, 2013 from $7.6 billion at December 31, 2012 due to $3.2 billion in new borrowing less $450 million in maturities.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At March 31, 2013, our unused secured borrowing capacity was $14.6 billion with FHLB-Pittsburgh. Total FHLB borrowings decreased to $5.5 billion at March 31, 2013 from $9.4 billion at December 31, 2012 due to $4 billion in calls and maturities.

PNC Bank, N.A. has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of

The PNC Financial Services Group, Inc. – Form 10-Q    59

March 31, 2013, there was $1.1 billion outstanding under this program. Commercial paper on our Consolidated Balance Sheet also includes $5.9 billion of commercial paper issued by Market Street Funding LLC, a consolidated VIE.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At March 31, 2013, our unused secured borrowing capacity was $27.9 billion with the Federal Reserve Bank.

PARENT COMPANY LIQUIDITY – USES

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of March 31, 2013, there were approximately $800 million of parent company borrowings with maturities of less than one year.

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

On March 19, 2013, PNC announced the redemption completed on April 19, 2013 of depositary shares representing interests in PNC’s 9.875% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series L. Each depositary share represents a 1/4,000th interest in a share of the Series L Preferred Stock. All 6,000,000 depositary shares outstanding were redeemed, as well as all 1,500 shares of Series L Preferred Stock underlying such depositary shares.

On March 22, 2013, we called for the redemption completed on April 23, 2013 of $15 million of trust preferred securities issued by Yardville Capital Trust VI.

See Note 20 Subsequent Events Note in the Notes To Consolidated Financial Statements of this Report for information on the additional announcements and completions of redemptions of trust preferred securities.

PARENT COMPANY LIQUIDITY – SOURCES

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $866 million at March 31, 2013. There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. See Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2012 Form 10-K for a further discussion of these limitations. Dividends may also be impacted by the bank’s capital needs and by contractual restrictions. We provide additional information on certain contractual restrictions under the “Trust Preferred Securities” section of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of our 2012 Form 10-K.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of March 31, 2013, the parent company had approximately $4.0 billion in funds available from its cash and investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital instruments, in public or private markets and commercial paper. We have an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. Total senior and subordinated debt and hybrid capital instruments decreased to $11.4 billion at March 31, 2013 from $11.5 billion at December 31, 2012.

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of March 31, 2013, there were no issuances outstanding under this program.

Note 19 Equity in Item 8 of our 2012 Form 10-K describes the 16,885,192 warrants we have outstanding, each to purchase one share of PNC common stock at an exercise price of $67.33 per share. These warrants were sold by the U.S. Treasury in a secondary public offering in May 2010 after the U.S. Treasury exchanged its TARP Warrant. These warrants will expire December 31, 2018.

60    The PNC Financial Services Group, Inc. – Form 10-Q

On May 7, 2013, we issued 500,000 depositary shares, each representing a 1/100th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R, in an underwritten public offering resulting in gross proceeds of $500 million to us before commissions and expenses. We issued 5,000 shares of Series R Preferred Stock to the depositary in this transaction. Non-cumulative cash dividends are payable when, as, and if declared by our board of directors, or an authorized committee of our board, semi-annually on June 1 and December 1 of each year, beginning on December 1, 2013 and ending on June 1, 2023, at a rate of 4.850%. From and including June 1, 2023, such dividends will be payable quarterly on March 1, June 1, September 1 and December 1 of each year beginning on September 1, 2023 at a rate of three-month LIBOR plus 3.04% per annum. The Series R Preferred Stock is redeemable at our option on or after June 1, 2023 and at our option within 90 days of a regulatory capital treatment event as defined in the designations.

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

Table 49: Credit Ratings as of March 31, 2013 for PNC and PNC Bank, N.A.

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB	BBB-

PNC Bank, N.A.
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

Commitments

The following tables set forth contractual obligations and various other commitments as of March 31, 2013 representing required and potential cash outflows.

Table 50: Contractual Obligations

		Payment Due By Period
March 31, 2013 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$25,079	$17,163	$4,272	$1,379	$2,265
Borrowed funds (a) (b)	37,647	18,166	6,069	4,931	8,481
Minimum annual rentals on noncancellable leases	2,768	394	662	470	1,242
Nonqualified pension and postretirement benefits	584	96	120	113	255
Purchase obligations (c)	668	390	197	51	30
Total contractual cash obligations	$66,746	$36,209	$11,320	$6,944	$12,273
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

We had unrecognized tax benefits of $133 million at March 31, 2013. This liability for unrecognized tax benefits represents an estimate of tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 16 Income Taxes in the Notes To Consolidated Financial Statements of this Report for additional information.

Our contractual obligations totaled $71.1 billion at December 31, 2012. The decrease in the comparison is primarily attributable to the decrease in borrowed funds and time deposits. See Funding and Capital Sources in the Consolidated Balance Sheet Review section of this Financial Review for additional information regarding our funding sources.

The PNC Financial Services Group, Inc. – Form 10-Q    61

Table 51: Other Commitments (a)

		Amount Of Commitment Expiration By Period
March 31, 2013 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$121,812	$50,110	$40,074	$31,053	$575
Standby letters of credit (b)	11,458	5,137	4,898	1,400	23
Reinsurance agreements (c)	5,814	2,919	51	31	2,813
Other commitments (d)	943	615	273	52	3
Total commitments	$140,027	$58,781	$45,296	$32,536	$3,414
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $7.4 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers. Balances represent estimates based on availability of financial information.
(d)	Includes unfunded commitments related to private equity investments of $178 million and other investments of $1 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $707 million and other direct equity investments of $57 million that are included in Other liabilities on our Consolidated Balance Sheet.

Our total commitments totaled $138.8 billion at December 31, 2012. The increase in the comparison is primarily due to an increase in commercial and commercial real estate net unfunded credit commitments.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:

•	Traditional banking activities of taking deposits and extending loans,
•	Equity and other investments and activities whose economic values are directly impacted by market factors, and
•	Fixed income, equities, derivatives and foreign exchange activities, as a result of customer activities and underwriting.

We have established enterprise-wide policies and methodologies to identify, measure, monitor and report market risk. Market Risk Management provides independent oversight by monitoring compliance with these limits and guidelines, and reporting significant risks in the business to the Risk Committee of the Board.

MARKET RISK MANAGEMENT – INTEREST RATE RISK

Interest rate risk results primarily from our traditional banking activities of gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences, affect the difference between the interest that we earn on assets and the interest that we pay on liabilities and the level of our noninterest-bearing funding sources. Due to the repricing term mismatches and embedded options inherent in certain of these products, changes in market interest rates not only affect expected near-term earnings, but also the economic values of these assets and liabilities.

Asset and Liability Management centrally manages interest rate risk as prescribed in our risk management policies, which are approved by management’s Asset and Liability Committee and the Risk Committee of the Board.

Sensitivity results and market interest rate benchmarks for the first quarters of 2013 and 2012 follow:

Table 52: Interest Sensitivity Analysis

	First Quarter 2013	First Quarter 2012
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.1%	2.4%
100 basis point decrease (a)	(1.2)%	(1.7)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	8.0%	7.1%
100 basis point decrease (a)	(4.8)%	(4.9)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(5.6)	(6.0)
Key Period-End Interest Rates
One-month LIBOR	.20%	.24%
Three-year swap	.54%	.76%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity to Alternative Rate Scenarios (First Quarter 2013) table reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market

62    The PNC Financial Services Group, Inc. – Form 10-Q

forward rates and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 53: Net Interest Income Sensitivity to Alternative Rate Scenarios (First Quarter 2013)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.09%	.52%	(.89)%
Second year sensitivity	1.55%	2.50%	(3.73)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in the above table. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates. We also consider forward projections of purchase accounting accretion when forecasting net interest income.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Table 54: Alternate Interest Rate Scenarios: One Year Forward

The first quarter 2013 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

PNC began to include the daily mark-to-market impact from the CVA in determining the diversified VaR measure during the first quarter of 2012 due to enhancements in our models. During the first three months of 2013, our 95% VaR ranged between $3.2 million and $5.3 million, averaging $3.8 million. During the first three months of 2012, our 95% VaR ranged between $3.3 million and $4.6 million, averaging $4.0 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Our actual trading related activity includes customer revenue and intraday hedging which helps to reduce trading losses, and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There were no such instances during the first three months of 2013 under our diversified VaR measure. In comparison, there was one such instance during the first three months of 2012. We use a 500 day look back period for backtesting and include customer related revenue.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day diversified VaR for the period indicated.

Table 55: Enterprise-Wide Trading-Related Gains/Losses Versus Value at Risk

The PNC Financial Services Group, Inc. – Form 10-Q    63

Total trading revenue was as follows:

Table 56: Trading Revenue

Three months ended March 31 In millions	2013	2012
Net interest income	$9	$9
Noninterest income	51	72
Total trading revenue	$60	$81
Securities underwriting and trading (a)	$25	$25
Foreign exchange	19	20
Financial derivatives and other	16	36
Total trading revenue	$60	$81
(a)	Includes changes in fair value for certain loans accounted for at fair value.

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

Trading revenue for the first quarter of 2013 decreased $21 million compared with the first quarter of 2012 primarily due to lower derivative client related revenues.

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

Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. See Note 9 Fair Value in the Notes To Consolidated Financial Statements in this Report and in our 2012 Form 10-K for additional information.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 57: Equity Investments Summary

In millions	Mar. 31 2013	Dec. 31 2012
BlackRock	$5,590	$5,614
Tax credit investments	3,126	2,965
Private equity	1,811	1,802
Visa	251	251
Other	230	245
Total	$11,008	$10,877

BLACKROCK

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at March 31, 2013, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

TAX CREDIT INVESTMENTS

Included in our equity investments are tax credit investments which are accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $3.1 billion at March 31, 2013 and $3.0 billion at December 31, 2012. These equity investment balances include unfunded commitments totaling $707 million and $685 million, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report has further information on Tax Credit Investments.

PRIVATE EQUITY

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.8 billion at both March 31, 2013 and December 31, 2012. As of March 31, 2013, $1.2 billion was invested directly

64    The PNC Financial Services Group, Inc. – Form 10-Q

in a variety of companies and $.6 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $270 million as of March 31, 2013. The indirect private equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors included in our 2012 Form 10-K for discussion of potential impacts of the Volcker Rule provisions of Dodd-Frank on our holding interests in and sponsorship of private equity or hedge funds.

Our unfunded commitments related to private equity totaled $178 million at March 31, 2013 compared with $182 million at December 31, 2012.

VISA

In 2012, we sold 9 million of Visa Class B common shares and entered into swap agreements with the purchaser of the shares. See Note 9 Fair Value in this Report and in our 2012 Form 10-K and Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information. At March 31, 2013, our investment in Visa Class B common shares totaled approximately 14 million shares and was recorded at $251 million. Based on the March 31, 2013 closing price of $169.84 for the Visa Class A common shares, the fair value of our total investment was approximately $1.0 billion at the current conversion rate which reflects adjustments in respect of all litigation funding by Visa to date. The Visa Class B common shares that we own are transferable only under limited circumstances (including those applicable to the sales in 2012) until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion rate of Visa Class B common shares to Class A common shares in connection with any settlements of the specified litigation in excess of any amounts then in escrow for that purpose and will also reduce the conversion rate to the extent that it adds any funds to the escrow in the future.

Our 2012 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation. See Note 17 Legal Proceedings and Note 18 Commitments and Guarantees in our Notes To Consolidated Financial Statements of this Report for additional information.

OTHER INVESTMENTS

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At March 31, 2013, other investments totaled $230 million compared with $245 million at December 31, 2012. We recognized net gains related to these investments of $20 million and $15 million during the first three months of 2013 and 2012, respectively.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments totaled $1 million at March 31, 2013 and $3 million at December 31, 2012.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2012 Form 10-K and in Note 9 Fair Value and Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report, which is incorporated here by reference.

Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

The PNC Financial Services Group, Inc. – Form 10-Q    65

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at March 31, 2013 and December 31, 2012.

Table 58: Financial Derivatives Summary

	March 31, 2013		December 31, 2012
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$30,670	$1,619	$29,270	$1,720
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$169,487	$576	$166,819	$588
Total derivatives used for commercial mortgage banking activities	3,919	(21)	4,606	(23)
Total derivatives used for customer-related activities	159,851	57	163,848	30
Total derivatives used for other risk management activities	2,064	(383)	1,813	(357)
Total derivatives not designated as hedging instruments	$335,321	$229	$337,086	$238
Total Derivatives	$365,991	$1,848	$366,356	$1,958
(a)	Represents the net fair value of assets and liabilities.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2013, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2013, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

66    The PNC Financial Services Group, Inc. – Form 10-Q

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

Commercial mortgage banking activities – Includes commercial mortgage servicing, originating commercial mortgages for sale and related hedging activities. Commercial mortgage banking activities revenue includes revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization, and commercial mortgage servicing rights valuations net of economic hedge), and revenue derived from commercial mortgage loans intended for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Common shareholders’ equity to total assets – Common shareholders’ equity divided by total assets. Common shareholders’ equity equals total shareholders’ equity less the liquidation value of preferred stock.

Core net interest income – Core net interest income is total net interest income less purchase accounting accretion.

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

Effective duration – A measurement, expressed in years, that, when multiplied by a change in interest rates, would approximate the percentage change in value of on-and off-balance sheet positions.

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

The PNC Financial Services Group, Inc. – Form 10-Q    67

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

Nonperforming assets – Nonperforming assets include nonperforming loans and OREO and foreclosed assets, but exclude certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest, loans held for sale, loans accounted for under the fair value option and purchased impaired loans. We do not accrue interest income on assets classified as nonperforming.

Nonperforming loans – Loans for which we do not accrue interest income. Nonperforming loans include loans to commercial, commercial real estate, equipment lease financing, home equity, residential real estate, credit card and other consumer customers as well as TDRs which have not returned to performing status. Nonperforming loans exclude certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest, loans held for sale, loans accounted for under the fair value option and purchased impaired loans. Nonperforming loans exclude purchased impaired loans as we are currently accreting interest income over the expected life of the loans.

Notional amount – A number of currency units, shares, or other units specified in a derivative contract.

68    The PNC Financial Services Group, Inc. – Form 10-Q

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

Pretax earnings – Income before income taxes and noncontrolling interests.

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

Return on average assets – Annualized net income divided by average assets.

Return on average capital – Annualized net income divided by average capital.

The PNC Financial Services Group, Inc. – Form 10-Q    69

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

Value-at-risk (VaR) – A statistically-based measure of risk that describes the amount of potential loss which may be incurred due to adverse market movements. The measure is of the maximum loss which should not be exceeded on 95 out of 100 days for a 95% VaR.

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

70    The PNC Financial Services Group, Inc. – Form 10-Q

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

•

PNC’s ability to take certain capital actions, including paying dividends and any plans to increase common stock dividends, repurchase common stock under current or future programs, or issue or redeem preferred stock or other regulatory capital instruments, is subject to the review of such proposed actions by the Federal Reserve as part of PNC’s comprehensive capital plan for the applicable period in connection with the regulators’ Comprehensive Capital Analysis and Review (CCAR) process and to the acceptance of such capital plan and non-objection to such capital actions by the Federal Reserve.

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

The PNC Financial Services Group, Inc. – Form 10-Q    71

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

•

We grow our business in part by acquiring from time to time other financial services companies, financial services assets and related deposits and other liabilities. Acquisition risks and uncertainties include those presented by the nature of the business acquired, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into PNC after closing.

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

We provide greater detail regarding these as well as other factors in our 2012 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

72    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data Unaudited	Three months ended March 31
	2013	2012
Interest Income
Loans	$2,029	$1,951
Investment securities	470	526
Other	112	120
Total interest income	2,611	2,597
Interest Expense
Deposits	93	103
Borrowed funds	129	203
Total interest expense	222	306
Net interest income	2,389	2,291
Noninterest Income
Asset management	308	284
Consumer services	296	264
Corporate services	277	232
Residential mortgage	234	230
Service charges on deposits	136	127
Net gains on sales of securities	14	57
Other-than-temporary impairments	(1)	(16)
Less: Noncredit portion of other-than-temporary impairments (a)	9	22
Net other-than-temporary impairments	(10)	(38)
Other	311	285
Total noninterest income	1,566	1,441
Total revenue	3,955	3,732
Provision For Credit Losses	236	185
Noninterest Expense
Personnel	1,169	1,111
Occupancy	211	190
Equipment	183	175
Marketing	45	68
Other	787	911
Total noninterest expense	2,395	2,455
Income before income taxes and noncontrolling interests	1,324	1,092
Income taxes	320	281
Net income	1,004	811
Less: Net income (loss) attributable to noncontrolling interests	(9)	6
Preferredstock dividends and discount accretion and redemptions	75	39
Net income attributable to common shareholders	$938	$766
Earnings Per Common Share
Basic	$1.78	$1.45
Diluted	1.76	1.44
Average Common Shares Outstanding
Basic	526	526
Diluted	528	529
(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    73

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions Unaudited	Three months ended March 31
	2013	2012
Net income	$1,004	$811
Other comprehensive income, before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	(170)	238
Net unrealized gains (losses) on OTTI securities	141	406
Net unrealized gains (losses) on cash flow hedge derivatives	(107)	(90)
Pension and other postretirement benefit plan adjustments	46	48
Other	(6)	12
Other comprehensive income, before tax and net of reclassifications into Net income	(96)	614
Income tax benefit (expense) related to items of other comprehensive income	29	(228)
Other comprehensive income, after tax and net of reclassifications into Net income	(67)	386
Comprehensive income	937	1,197
Less: Comprehensive income (loss) attributable to noncontrolling interests	(9)	6
Comprehensive income attributable to PNC	$946	$1,191

See accompanying Notes To Consolidated Financial Statements.

74    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	March 31 2013	December 31 2012
Assets
Cash and due from banks (includes $4 and $4 for VIEs) (a)	$3,948	$5,220
Federal funds sold and resale agreements (includes $213 and $256 measured at fair value) (b)	1,274	1,463
Trading securities	2,243	2,096
Interest-earning deposits with banks (includes $6 and $6 for VIEs) (a)	1,541	3,984
Loans held for sale (includes $2,973 and $2,868 measured at fair value) (b)	3,295	3,693
Investment securities (includes $8 and $9 for VIEs) (a)	59,361	61,406
Loans (includes $7,538 and $7,781 for VIEs) (a) (includes $634 and $244 measured at fair value) (b)	186,504	185,856
Allowance for loan and lease losses (includes $(67) and $(75) for VIEs) (a)	(3,828)	(4,036)
Net loans	182,676	181,820
Goodwill	9,075	9,072
Other intangible assets	1,921	1,797
Equity investments (includes $1,504 and $1,429 for VIEs) (a)	11,008	10,877
Other (includes $1,186 and $1,281 for VIEs) (a) (includes $298 and $319 measured at fair value) (b)	24,470	23,679
Total assets	$300,812	$305,107
Liabilities
Deposits
Noninterest-bearing	$64,652	$69,980
Interest-bearing	146,968	143,162
Total deposits	211,620	213,142
Borrowed funds
Federal funds purchased and repurchase agreements	4,000	3,327
Federal Home Loan Bank borrowings	5,483	9,437
Bank notes and senior debt	10,918	10,429
Subordinated debt	7,996	7,299
Commercial paper (includes $5,848 and $6,045 for VIEs) (a)	6,953	8,453
Other (includes $379 and $257 for VIEs) (a) (includes $130 and $0 measured at fair value) (b)	2,297	1,962
Total borrowed funds	37,647	40,907
Allowance for unfunded loan commitments and letters of credit	238	250
Accrued expenses (includes $130 and $132 for VIEs) (a)	4,181	4,449
Other (includes $1,034 and $976 for VIEs) (a)	5,048	4,594
Total liabilities	258,734	263,342
Equity
Preferred stock (c)
Common stock ($5 par value, authorized 800 shares, issued 538 and 538 shares)	2,690	2,690
Capital surplus – preferred stock	3,591	3,590
Capital surplus – common stock and other	12,174	12,193
Retained earnings	20,993	20,265
Accumulated other comprehensive income (loss)	767	834
Common stock held in treasury at cost: 9 and 10 shares	(552)	(569)
Total shareholders’ equity	39,663	39,003
Noncontrolling interests	2,415	2,762
Total equity	42,078	41,765
Total liabilities and equity	$300,812	$305,107
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    75

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions Unaudited	Three months ended March 31
	2013	2012
Operating Activities
Net income	$1,004	$811
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	236	185
Depreciation and amortization	283	269
Deferred income taxes	266	181
Net gains on sales of securities	(14)	(57)
Net other-than-temporary impairments	10	38
Mortgage servicing rights valuation adjustment	(41)	35
Undistributed earnings of BlackRock	(73)	(68)
Net change in
Trading securities and other short-term investments	112	1,131
Loans held for sale	69	493
Other assets	66	(97)
Accrued expenses and other liabilities	(852)	(55)
Other	(50)	(90)
Net cash provided (used) by operating activities	1,016	2,776
Investing Activities
Sales
Securities available for sale	1,240	3,492
Loans	351	389
Repayments/maturities
Securities available for sale	2,610	1,994
Securities held to maturity	708	836
Purchases
Securities available for sale	(2,770)	(6,948)
Securities held to maturity	(186)
Loans	(361)	(388)
Net change in
Federal funds sold and resale agreements	187	830
Interest-earning deposits with banks	2,443	(626)
Loans	(975)	(3,346)
Net cash paid for acquisition activity		(3,329)
Other (a)	133	(12)
Net cash provided (used) by investing activities	3,380	(7,108)

(continued on following page)

76    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

In millions Unaudited	Three months ended March 31
	2013	2012
Financing Activities
Net change in
Noninterest-bearing deposits	$(5,307)	$(757)
Interest-bearing deposits	3,806	867
Federal funds purchased and repurchase agreements	674	1,500
Commercial paper	(1,090)	1,288
Other borrowed funds	(242)	(193)
Sales/issuances
Federal Home Loan Bank borrowings		5,000
Bank notes and senior debt	998	1,090
Subordinated debt	744
Commercial paper	2,372	4,225
Other borrowed funds	275	111
Common and treasury stock	29	70
Repayments/maturities
Federal Home Loan Bank borrowings	(3,954)	(3,980)
Bank notes and senior debt	(444)	(770)
Subordinated debt	17	(22)
Commercial paper	(2,782)	(2,914)
Other borrowed funds	(90)	(878)
Redemption of noncontrolling interests	(375)
Acquisition of treasury stock	(22)	(25)
Preferred stock cash dividends paid	(67)	(38)
Common stock cash dividends paid	(210)	(185)
Net cash provided (used) by financing activities	(5,668)	4,389
Net Increase (Decrease) In Cash And Due From Banks	(1,272)	57
Cash and due from banks at beginning of period	5,220	4,105
Cash and due from banks at end of period	$3,948	$4,162
Supplemental Disclosures
Interest paid	$233	$338
Income taxes paid	32	7
Income taxes refunded		4
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	(17)	199
Transfer from loans to foreclosed assets	201	236
(a)	Includes the impact of the consolidation of a variable interest entity as of March 31, 2013.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of its products and services nationally, as well as other products and services in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Alabama, Virginia, Georgia, Missouri, Wisconsin and South Carolina. PNC also provides certain products and services internationally.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly owned, and certain partnership interests and variable interest entities.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2013 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2012 Annual Report on Form 10-K. Reference is made to Note 1 Accounting Policies in the 2012 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to these policies in the first three months of 2013 other than as disclosed herein. These interim consolidated financial statements serve to update the 2012 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

We also hold shares of Series C Preferred Stock of BlackRock pursuant to our obligation to partially fund a portion of certain BlackRock long-term incentive plan (LTIP) programs. Since these preferred shares are not deemed to be in-substance common stock, we have elected to account for these preferred shares at fair value and the changes in fair value will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. Our investment in the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in Other assets. Our obligation to transfer these shares to BlackRock is classified as a derivative not designated as a hedging instrument under GAAP as disclosed in Note 13 Financial Derivatives.

On January 31, 2013, we transferred 205,350 shares to BlackRock in connection with our obligation. After this transfer, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock which are available to fund our obligation in connection with the BlackRock LTIP programs.

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans and leases, including nonperforming troubled debt restructurings (TDRs) and other real estate owned and foreclosed assets.

78    The PNC Financial Services Group, Inc. – Form 10-Q

Commercial Loans

We generally classify Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) loans as nonperforming when we determine that the collection of interest or principal is not probable or when delinquency of interest or principal payments has existed for 90 days or more and the loans are not well-secured and/or in the process of collection. A loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Such factors that would lead to nonperforming status would include, but are not limited to, the following:

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

The commercial nonaccrual policy is also applied to certain small business credit card balances, which means that they are placed on nonaccrual status when they become 90 days or more past due. Such loans are charged-off at 180 days past due.

Additionally, in general, for smaller dollar commercial loans of $1 million or less, a partial or full charge-off will occur at 120 days past due for term loans and 180 days past due for revolvers.

Consumer Loans

Nonperforming loans are those loans that have deteriorated in credit quality to the extent that full collection of contractual principal and interest is not probable. When a loan that is accounted for at amortized cost is determined to be nonperforming, the accrual of interest is ceased and the loan is classified as nonaccrual. The current year accrued and uncollected interest is reversed out of net interest income. Additionally, any prior year accrued and uncollected interest is charged-off.

Loans acquired and accounted for under ASC 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality are reported as accruing loans and performing assets due to the accretion of interest income.

Based upon the nonaccrual policies discussed below, interest income is not recognized for loans accounted for under the fair value option and loans accounted for as held for sale. However, since these loans are accounted for at fair value and based upon fair value less costs to sell, respectively, they are not reported as nonperforming loans. Additionally, based upon the nonaccrual policies discussed below, certain government insured loans for which we do not expect to collect substantially all principal and interest are reported as nonperforming and do not accrue interest. Alternatively, certain government insured loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest.

In the first quarter of 2013, we completed our alignment of certain nonaccrual and charge-off policies consistent with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending. This alignment primarily related to (i) subordinate consumer loans (home equity loans and lines and residential mortgages) where the first-lien loan was 90 days or more past due, (ii) government guaranteed loans where the guarantee may not result in collection of substantially all contractual principal and interest and (iii) loans with borrowers in bankruptcy. In the first quarter of 2013, nonperforming loans increased by $426 million and net charge-offs increased by $134 million as a result of completing the alignment of the aforementioned policies. Additionally, overall delinquencies decreased $395 million due to loans now being reported as nonaccruing or having been charged-off. The impact of the alignment of the policies was considered in our reserving process in the determination of our ALLL at December 31, 2012. See Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

A consumer loan is considered well-secured, when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Home equity installment loans and lines of credit, whether well-secured or not, are classified as nonaccrual at 90 days past due. Well-secured residential real estate loans are classified as nonaccrual at 180 days past due. In addition to these delinquency related policies, a consumer loan may also be placed on nonaccrual when:

•	The loan has been modified and classified as a TDR, as further discussed below;

The PNC Financial Services Group, Inc. – Form 10-Q    79

•	Notification of bankruptcy has been received and the loan is 30 days or more past due;
•	The bank holds a subordinate lien position in the loan and the first lien loan is seriously stressed (i.e., 90 days or more past due);
•	Other loans within the same borrower relationship have been placed on nonaccrual or charge-off has been taken on them;
•	The bank has repossessed non-real estate collateral securing the loan; or
•	The bank has charged-off the loan to write the loan down to the value of the collateral.

Most consumer loans and lines of credit, not secured by residential real estate, are charged off after 120 to 180 days past due. Generally, they are not placed on nonaccrual status as permitted by regulatory guidance.

Home equity installment loans, home equity lines of credit, and residential real estate loans that are not well-secured and in the process of collection are charged-off at no later than 180 days past due to the estimated fair value of the collateral less costs to sell. In addition to this policy, the bank will also recognize a charge-off on a secured consumer loan when:

•	The bank holds a subordinate lien position in the loan and a foreclosure notice has been received on the first lien loan;
•

The bank holds a subordinate lien position in the loan which is 30 days or more past due with a combined loan to value ratio of greater than or equal to 110% and the first lien loan is seriously stressed (i.e., 90 days or more past due);

•	It is modified or otherwise restructured in a manner that results in the loan becoming collateral dependent;
•	Notification of bankruptcy has been received within the last 60 days and the loan is 60 days or more past due;
•	The borrower has been discharged from personal liability in Chapter 7 bankruptcy and has not formally reaffirmed his or her loan obligation to PNC; or
•	The collateral securing the loan has been repossessed and the value of the collateral is less than the recorded investment of the loan outstanding.

If payment is received on a nonaccrual loan, generally the payment is first applied to the recorded investment; once this principal obligation has been fulfilled, payments are applied to recover any charged-off amounts related to the loan that might exist. Finally, if both principal and any charge-offs have been recovered, then the payment will be recorded as fee and interest income.

Nonaccrual loans are generally not returned to accrual status until the obligation is brought current and the borrower has performed in accordance with the contractual terms for a reasonable period of time (e.g., 6 months).

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs may include restructuring certain terms of loans, receipts of assets from debtors in partial satisfaction of loans, or a combination thereof. For TDRs, payments are applied based upon their contractual terms unless the related loan is deemed non-performing. TDRs, except those loans where a borrower has been discharged from personal liability in Chapter 7 bankruptcy and has not formally reaffirmed his or her loan obligation to PNC, are generally included in nonperforming loans until returned to performing status through the fulfilling of restructured terms for a reasonable period of time (generally 6 months). Loans where borrowers have been discharged from bankruptcy and have not formally reaffirmed their loan obligation to PNC are not returned to accrual status.

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

80    The PNC Financial Services Group, Inc. – Form 10-Q

Our determination of the allowance is based on periodic evaluations of these loan and lease portfolios and other relevant factors. This critical estimate includes the use of significant amounts of PNC’s own historical data and complex methods to interpret them. We have an ongoing process to evaluate and enhance the quality, quantity and timeliness of our data and interpretation methods used in the determination of this allowance. These evaluations are inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

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

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ALLL also includes factors which may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors may include:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro-economic factors,
•	Changes in lending policies and procedures, and
•	Timing of available information, including the performance of first lien positions.

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

•

Consumer nonperforming loans are collectively reserved for unless classified as TDRs, for which specific reserves are based on an analysis of the present value of the loan’s expected future cash flows. Additionally, loans where borrowers have been discharged from bankruptcy and have not formally reaffirmed their loan obligations to PNC are charged down to the value of the collateral less costs to sell.

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

The PNC Financial Services Group, Inc. – Form 10-Q    81

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU clarifies the timing of release of Currency Translation Adjustments (CTA) from Accumulated Other Comprehensive Income (AOCI) upon deconsolidation or derecognition of a foreign entity, subsidiary or a group of assets within a foreign entity and in step acquisitions. ASU 2013-05 will be applied prospectively for all periods beginning after December 15, 2013 and early adoption is permitted. We do not expect this ASU to have an effect on our results of operations or financial position.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the following: a) the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively to joint and several obligations existing at the beginning of 2014. We do not expect this ASU to have an effect on our results of operations or financial position.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to present information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. Additionally, companies are to disclose by component reclassifications out of accumulated other comprehensive income and their effects on the respective line items on net income and other disclosures currently required under U.S. GAAP. ASU 2013-02 was effective for annual and interim reporting periods beginning after December 15, 2012. These required disclosures are included in Note 15 Total Equity And Other Comprehensive Income.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and then amended the scope of ASU 2011-11 in January 2013 through the issuance of ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU applies to all entities that have derivative instruments, repurchase agreements and reverse repurchase agreements, or securities lending agreements that are (i) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, and requires an entity to disclose information about offsetting to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosures are required for quarterly and annual reporting periods beginning on or after January 1, 2013 and are to be applied retrospectively for all comparative periods presented. We adopted these ASUs on January 1, 2013 for our derivatives that we offset in accordance with ASC 815-10-45 and for our repurchase/resale arrangements under enforceable master netting arrangements, which we do not currently offset on our Consolidated Balance Sheet. These ASUs did not change the accounting for these arrangements or require them to be offset and thus had no impact on our statement of financial position. These disclosures are included in Note 13 Financial Derivatives and Note 18 Commitments and Guarantees.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). This ASU clarified that the guidance in ASC 360-20 applies to a parent that ceases to have a controlling financial interest (as described in ASC 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. ASU 2011-10 should be applied on a prospective basis and is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We adopted ASU 2011-10 on January 1, 2013 and there was no impact to our results of operations or financial position.

82    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 2 ACQUISITION AND DIVESTITURE ACTIVITY

RBC Bank (USA) Acquisition

On March 2, 2012, PNC acquired 100% of the issued and outstanding common stock of RBC Bank (USA), the U.S. retail banking subsidiary of Royal Bank of Canada. As part of the acquisition, PNC also purchased a credit card portfolio from RBC Bank (Georgia), National Association. PNC paid $3.6 billion in cash as consideration for the acquisition of both RBC Bank (USA) and the credit card portfolio. The fair value of the net assets acquired totaled approximately $2.6 billion, including $18.1 billion of deposits, $14.5 billion of loans and $.2 billion of other intangible assets. Goodwill of $1.0 billion was recorded as part of the acquisition. Refer to Note 2 Acquisition and Divestiture Activity in Item 8 of our 2012 Form 10-K for additional details related to the RBC Bank (USA) transactions.

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

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer, we recognize a servicing right at fair value. Servicing rights are recognized in Other intangible assets on our Consolidated Balance Sheet and when subsequently accounted for at fair value are classified within Level 3 of the fair value hierarchy. See Note 9 Fair Value and Note 10 Goodwill and Other Intangible Assets for further discussion of our residential and commercial servicing rights.

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At March 31, 2013 and December 31, 2012, the balance of our ROAP asset and liability totaled $155 million and $190 million, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q    83

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

The following table provides information related to certain financial information and cash flows associated with PNC’s loan sale and servicing activities:

Table 59: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – March 31, 2013
Servicing portfolio (c)	$120,490	$160,911	$5,274
Carrying value of servicing assets (d)	779	452
Servicing advances (e)	588	509	5
Repurchase and recourse obligations (f)	522	42	25
Carrying value of mortgage-backed securities held (g)	5,164	1,572
FINANCIAL INFORMATION – December 31, 2012
Servicing portfolio (c)	$119,262	$153,193	$5,353
Carrying value of servicing assets (d)	650	420
Servicing advances (e)	582	505	5
Repurchase and recourse obligations (f)	614	43	58
Carrying value of mortgage-backed securities held (g)	5,445	1,533

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended March 31, 2013
Sales of loans (h)	$3,804	$926
Repurchases of previously transferred loans (i)	372		$2
Servicing fees (j)	90	46	6
Servicing advances recovered/(funded), net	(6)	(5)
Cash flows on mortgage-backed securities held (g)	367	123
CASH FLOWS – Three months ended March 31, 2012
Sales of loans (h)	$3,509	$481
Repurchases of previously transferred loans (i)	411		$10
Servicing fees (j)	84	45	5
Servicing advances recovered/(funded), net	(21)	8
Cash flows on mortgage-backed securities held (g)	256	129
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 18 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgage and home equity loan/line transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 9 Fair Value and Note 10 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.
(f)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 18 Commitments and Guarantees for further information.

84    The PNC Financial Services Group, Inc. – Form 10-Q

(g)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(h)	There were no gains or losses recognized on the transaction date for sales of residential mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(i)	Includes government insured or guaranteed loans repurchased through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.
(j)	Includes contractually specified servicing fees, late charges and ancillary fees.

Variable Interest Entities (VIEs)

As discussed in our 2012 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of March 31, 2013 and December 31, 2012.

Table 60: Consolidated VIEs – Carrying Value (a) (b)

March 31, 2013 In millions	Market Street	Credit Card and Other Securitization Trusts (c)	Tax Credit Investments	Total
Assets
Cash and due from banks			$4	$4
Interest-earning deposits with banks			6	6
Investment securities	$8			8
Loans	5,788	$1,750		7,538
Allowance for loan and lease losses		(67)		(67)
Equity investments			1,504	1,504
Other assets	526	13	647	1,186
Total assets	$6,322	$1,696	$2,161	$10,179
Liabilities
Commercial paper	$5,848			$5,848
Other borrowed funds		$130	$249	379
Accrued expenses			130	130
Other liabilities	520	71	443	1,034
Total liabilities	$6,368	$201	$822	$7,391

December 31, 2012 In millions	Market Street	Credit Card Securitization Trust (d)	Tax Credit Investments	Total
Assets
Cash and due from banks			$4	$4
Interest-earning deposits with banks			6	6
Investment securities	$9			9
Loans	6,038	$1,743		7,781
Allowance for loan and lease losses		(75)		(75)
Equity investments			1,429	1,429
Other assets	536	31	714	1,281
Total assets	$6,583	$1,699	$2,153	$10,435
Liabilities
Commercial paper	$6,045			$6,045
Other borrowed funds			$257	257
Accrued expenses			132	132
Other liabilities	529		447	976
Total liabilities	$6,574		$836	$7,410
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.
(c)	During the first quarter of 2013, PNC consolidated a Non-agency securitization trust due to modification of contractual provisions.
(d)	During the first quarter of 2012, the last securitization series issued by the SPE matured, resulting in the zero balance of liabilities at December 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    85

Table 61: Assets and Liabilities of Consolidated VIEs (a)

In millions	Aggregate Assets	Aggregate Liabilities
March 31, 2013
Market Street	$7,623	$7,623
Credit Card and Other Securitization Trusts	1,948	201
Tax Credit Investments	2,170	840
December 31, 2012
Market Street	$7,796	$7,796
Credit Card Securitization Trust	1,782
Tax Credit Investments	2,162	853
(a)	Amounts in this table differ from total assets and liabilities in the preceding “Consolidated VIEs – Carrying Value” table due to the elimination of intercompany assets and liabilities in the preceding table.

Table 62: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
March 31, 2013
Commercial Mortgage-Backed Securitizations (a)	$73,205	$73,205	$1,879	$1,879	(c)
Residential Mortgage-Backed Securitizations (a)	37,652	37,652	5,175	5,175	(c)	$6	(e)
Tax Credit Investments and Other (b)	5,710	1,919	1,351	1,351	(d)	666	(e)
Total	$116,567	$112,776	$8,405	$8,405		$672

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2012
Commercial Mortgage-Backed Securitizations (a)	$72,370	$72,370	$1,829	$1,829	(c)
Residential Mortgage-Backed Securitizations (a)	42,719	42,719	5,456	5,456	(c)	$90	(e)
Tax Credit Investments and Other (b)	5,960	2,101	1,283	1,283	(d)	623	(e)
Total	$121,049	$117,190	$8,568	$8,568		$713
(a)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 8 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships.
(c)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(d)	Included in Equity investments on our Consolidated Balance Sheet.
(e)	Included in Other liabilities on our Consolidated Balance Sheet.

Market Street

Market Street Funding LLC (Market Street), owned by an independent third-party, is a multi-seller asset-backed commercial paper conduit that primarily purchases assets or makes loans secured by interests in pools of receivables from U.S. corporations. Market Street funds the purchases of assets or loans by issuing commercial paper. Market Street is supported by pool-specific credit enhancements, liquidity facilities, and a program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted-average commercial paper cost of funds. During 2012 and the first three months of 2013, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, National Association, (PNC Bank, N.A.) provides certain administrative services, the program-level credit enhancement and liquidity facilities to Market Street in exchange for fees negotiated based on market rates. The program-level credit enhancement covers net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. Coverage is a cash collateral account funded by a loan facility. This facility expires in June 2017. At March 31, 2013, $1.2 billion was outstanding on this facility.

Although the commercial paper obligations at March 31, 2013 and December 31, 2012 were supported by Market Street’s assets, PNC Bank, N.A. may be obligated to fund Market Street under the $11.9 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations. Our credit risk under the liquidity facilities is secondary to the risk of first loss absorbed by Market Street borrowers through over-collateralization of assets and losses absorbed by deal-specific credit enhancement provided by a third party. The deal-specific credit enhancement is generally structured to cover a multiple of expected losses for the pool of assets and is sized to meet rating agency standards for comparably structured transactions.

86    The PNC Financial Services Group, Inc. – Form 10-Q

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

During the first quarter of 2012, the last series issued by the SPE, Series 2007-1, matured. At March 31, 2013, the SPE continued to exist and we consolidated the entity as we continued to be the primary beneficiary of the SPE through our holding of seller’s interest and our role as the primary servicer.

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

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide the limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of losses and benefits for these investments are the tax credits and tax benefits due to passive losses on the investments. We have consolidated investments in which we have the power to direct the activities that most significantly impact the entity’s performance, and have an obligation to absorb expected losses or receive benefits that could be potentially significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and the third party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in these investments have any recourse to our general credit. We have not provided financial or other support to the limited partnership or LLC that we are not contractually obligated to provide. The consolidated aggregate assets and liabilities of these investments are provided in the Consolidated VIEs table and reflected in the “Other” business segment.

For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus they are not consolidated. These investments are disclosed in Table 62: Non-Consolidated VIEs. The table also reflects our maximum exposure to loss. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment and partnership results. We use the equity method to account for our investment in these entities with the investments reflected in Equity investments on our Consolidated Balance Sheet. In addition, we increase our recognized investments and recognize a liability for all legally binding unfunded equity commitments. These liabilities are reflected in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    87

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

In the first quarter 2013, contractual provisions of a Non-agency securitization were modified resulting in PNC being deemed the primary beneficiary of the securitization. As a result, we consolidated the SPE and recorded the SPE’s home equity line of credit assets and associated beneficial interest liabilities and are continuing to account for these instruments at fair value. These balances are included within the Credit Card and Other Securitization Trusts balances line in Table 60: Consolidated VIEs – Carrying Value and Table 61: Assets and Liabilities of Consolidated VIEs. We are not required to provide additional support to the SPE. Additionally, creditors of the SPE have no direct recourse to PNC.

Details about the Agency and Non-agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in Table 62: Non-Consolidated VIEs. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

Table 63: Loans Outstanding

In millions	March 31 2013	December 31 2012
Commercial lending
Commercial	$84,285	$83,040
Commercial real estate	18,779	18,655
Equipment lease financing	7,240	7,247
Total commercial lending	110,304	108,942
Consumer lending
Home equity	36,030	35,920
Residential real estate	14,985	15,240
Credit card	4,081	4,303
Other consumer	21,104	21,451
Total consumer lending	76,200	76,914
Total loans (a) (b)	$186,504	$185,856
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.5 billion and $2.7 billion at March 31, 2013 and December 31, 2012, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in loans outstanding.

At March 31, 2013, we pledged $23.1 billion of commercial loans to the Federal Reserve Bank and $34.8 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2012 were $23.2 billion and $37.3 billion, respectively.

Table 64: Net Unfunded Credit Commitments

In millions	March 31 2013	December 31 2012
Commercial and commercial real estate	$79,953	$78,703
Home equity lines of credit	19,696	19,814
Credit card	17,356	17,381
Other	4,807	4,694
Total (a)	$121,812	$120,592
(a)	Excludes standby letters of credit. See Note 18 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At March 31, 2013, commercial commitments reported above exclude $22.9 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2012 was $22.5 billion.

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

88    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 5 ASSET QUALITY

Asset Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency rates may be a key indicator, among other considerations, of credit risk within the loan portfolios. The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale and purchased impaired loans, but include government insured or guaranteed loans and loans accounted for under the fair value option.

The trends in nonperforming assets represent another key indicator of the potential for future credit losses. Nonperforming assets include nonperforming loans accounted for at amortized cost, and other real estate owned (OREO) and foreclosed assets, but exclude certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest, loans held for sale, loans accounted for under the fair value option and purchased impaired loans. See Note 6 Purchased Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The following tables display the delinquency status of our loans and our nonperforming assets at March 31, 2013 and December  31, 2012, respectively.

Table 65: Age Analysis of Past Due Accruing Loans (a)

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired	Total Loans
March 31, 2013
Commercial	$83,248	$163	$35	$27	$225	$542		$270	$84,285
Commercial real estate	17,076	111	36	3	150	744		809	18,779
Equipment lease financing	7,196	34	1		35	9			7,240
Home equity (d)	32,267	86	33		119	1,088		2,556	36,030
Residential real estate (d) (e)	8,437	259	127	1,517	1,903	965	$243	3,437	14,985
Credit card	3,990	30	20	35	85	6			4,081
Other consumer (d) (f)	20,399	211	101	324	636	68		1	21,104
Total	$172,613	$894	$353	$1,906	$3,153	$3,422	$243	$7,073	$186,504
Percentage of total loans	92.56%	.48%	.19%	1.02%	1.69%	1.83%	0.13%	3.79%	100.00%
December 31, 2012
Commercial	$81,930	$115	$55	$42	$212	$590		$308	$83,040
Commercial real estate	16,735	100	57	15	172	807		941	18,655
Equipment lease financing	7,214	17	1	2	20	13			7,247
Home equity	32,174	117	58		175	951		2,620	35,920
Residential real estate (e)	8,464	278	146	1,901	2,325	845	$70	3,536	15,240
Credit card	4,205	34	23	36	93	5			4,303
Other consumer (f)	20,663	258	131	355	744	43		1	21,451
Total	$171,385	$919	$471	$2,351	$3,741	$3,254	$70	$7,406	$185,856
Percentage of total loans	92.21%	.49%	.25%	1.26%	2.00%	1.75%	.04%	3.99%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, accruing consumer loans past due 30 – 59 days decreased $44 million, accruing consumer loans past due 60 – 89 days decreased $36 million and accruing consumer loans past due 90 days or more decreased $315 million, of which $295 million related to Residential real estate government insured loans. As part of this alignment, these loans were moved into nonaccrual status.

The PNC Financial Services Group, Inc. – Form 10-Q    89

(e)	Past due loan amounts at March 31, 2013, include government insured or guaranteed Residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $1.5 billion for 90 days or more past due. Past due loan amounts at December 31, 2012, include government insured or guaranteed Residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $1.9 billion for 90 days or more past due.
(f)	Past due loan amounts at March 31, 2013, include government insured or guaranteed Other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due. Past due loan amounts at December 31, 2012, include government insured or guaranteed Other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due.

Table 66: Nonperforming Assets

Dollars in millions	March 31 2013	December 31 2012
Nonperforming loans
Commercial lending
Commercial	$542	$590
Commercial real estate	744	807
Equipment lease financing	9	13
Total commercial lending	1,295	1,410
Consumer lending (a)
Home equity (b)	1,088	951
Residential real estate (b)	965	845
Credit card	6	5
Other consumer (b)	68	43
Total consumer lending	2,127	1,844
Total nonperforming loans (c)	3,422	3,254
OREO and foreclosed assets
Other real estate owned (OREO) (d)	472	507
Foreclosed and other assets	33	33
Total OREO and foreclosed assets	505	540
Total nonperforming assets	$3,927	$3,794
Nonperforming loans to total loans	1.83%	1.75%
Nonperforming assets to total loans, OREO and foreclosed assets	2.10	2.04
Nonperforming assets to total assets	1.31	1.24
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, nonperforming home equity loans increased $214 million, nonperforming residential mortgage loans increased $187 million and nonperforming other consumer loans increased $25 million. Charge-offs have been taken on these loans where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $134 million.
(c)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(d)	OREO excludes $383 million and $380 million at March 31, 2013 and December 31, 2012, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Nonperforming loans also include loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 5 for additional information. For the three months ended March 31, 2013, $.7 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the three months ended March 31, 2012 was $.7 billion.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.5 billion at March 31, 2013 and $1.6 billion at December 31, 2012. TDRs returned to performing (accruing) status totaled $1.1 billion and $1.0 billion at March 31, 2013 and December 31, 2012, respectively, and are excluded from nonperforming loans. These loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from bankruptcy and have not formally reaffirmed their loan obligation are not returned to accrual status. At March 31, 2013 and December 31, 2012, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

Additional Asset Quality Indicators

We have two overall portfolio segments – Commercial Lending and Consumer Lending. Each of these two segments is comprised of multiple loan classes. Classes are characterized by similarities in initial measurement, risk attributes and the manner in which we monitor and assess credit risk. The commercial segment is comprised of the commercial, commercial real estate, equipment lease financing, and commercial purchased impaired loan classes. The consumer segment is comprised of the home equity, residential real estate, credit card, other consumer, and consumer purchased impaired loan classes. Asset quality indicators for each of these loan classes are discussed in more detail below.

90    The PNC Financial Services Group, Inc. – Form 10-Q

COMMERCIAL LENDING ASSET CLASSES

Commercial Loan Class

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides risk granularity in the monitoring process on an ongoing basis. These ratings are reviewed and updated on a risk-adjusted basis, generally at least once per year. Additionally, on an annual basis, we update PD rates related to each rating grade based upon internal historical data, augmented by market data. For small balance homogenous pools of commercial loans, mortgages and leases, we apply statistical modeling to assist in determining the probability of default within these pools. Further, on a periodic basis, we update our LGD estimates associated with each rating grade based upon historical data. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. In general, loans with better PD and LGD tend to have a lower likelihood of loss. Conversely, loans with worse PD and LGD tend to have a higher likelihood of loss. The loss amount also considers exposure at date of default, which we also periodically update based upon historical data.

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

Based upon the dollar amount of the lease and of the level of credit risk, we follow a formal schedule of periodic review. Generally, this occurs on a quarterly basis, although we have established practices to review such credit risk more frequently if circumstances warrant. Our review process entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance.

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

See Note 6 Purchased Loans for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q    91

Table 67: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated (b)	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
March 31, 2013
Commercial	$79,662	$1,721	$2,513	$119	$84,015
Commercial real estate	15,547	627	1,648	148	17,970
Equipment lease financing	7,066	85	88	1	7,240
Purchased impaired loans	14	60	850	155	1,079
Total commercial lending (f)	$102,289	$2,493	$5,099	$423	$110,304
December 31, 2012
Commercial	$78,048	$1,939	$2,600	$145	$82,732
Commercial real estate	14,898	804	1,802	210	17,714
Equipment lease financing	7,062	68	112	5	7,247
Purchased impaired loans	49	60	852	288	1,249
Total commercial lending (f)	$100,057	$2,871	$5,366	$648	$108,942
(a)	Based upon PDs and LGDs.
(b)	Pass Rated loans include loans not classified as “Special Mention”, “Substandard”, or “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(f)	Loans are included above based on their contractual terms as “Pass”, “Special Mention”, “Substandard” or “Doubtful”.

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

LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions): At least semi-annually, we update the property values of real estate collateral and calculate an updated LTV ratio. For open-end credit lines secured by real estate in regions experiencing significant declines in property values, more frequent valuations may occur. We examine LTV migration and stratify LTV into categories to monitor the risk in the loan classes.

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

92    The PNC Financial Services Group, Inc. – Form 10-Q

In the first quarter of 2013, we refined our process for the Consumer Real Estate Secured Asset Quality Indicators shown in the following tables. These refinements include, but are not limited to, improvements in the process for determining lien position and LTV in both Table 69: Consumer Real Estate Secured Asset Quality Indicators – Excluding Purchased Impaired Loans and Table 70: Consumer Real Estate Secured Asset Quality Indicators – Purchased Impaired Loans. Additionally, we are now presenting Table 69 at recorded investment as opposed to our prior presentation of outstanding balance. Table 70 continues to be presented at outstanding balance. Both the 2013 and 2012 period end balance disclosures are presented in the below tables using this refined process.

Table 68: Home Equity and Residential Real Estate Balances

In millions	March 31 2013	December 31 2012
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$42,843	$42,725
Home equity and residential real estate loans – purchased impaired loans (b)	6,358	6,638
Government insured or guaranteed residential real estate mortgages (a)	2,179	2,279
Purchase accounting adjustments – purchased impaired loans	(365)	(482)
Total home equity and residential real estate loans (a)	$51,015	$51,160
(a)	Represents recorded investment.
(b)	Represents outstanding balance.

Table 69: Consumer Real Estate Secured Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
March 31, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c) (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$452	$2,668	$631	$3,751
Less than or equal to 660 (e) (f)	76	551	183	810
Missing FICO	1	10	21	32
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	966	3,498	1,112	5,576
Less than or equal to 660 (e) (f)	161	605	218	984
Missing FICO	2	7	26	35
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	966	2,165	818	3,949
Less than or equal to 660	131	328	140	599
Missing FICO	2	4	20	26
Less than 90% and updated FICO scores:
Greater than 660	11,590	7,028	5,276	23,894
Less than or equal to 660	1,280	945	706	2,931
Missing FICO	24	14	205	243
Missing LTV and updated FICO scores:
Greater than 660			3	3
Less than or equal to 660				–
Missing FICO			10	10
Total home equity and residential real estate loans	$15,651	$17,823	$9,369	$42,843

The PNC Financial Services Group, Inc. – Form 10-Q    93

	Home Equity		Residential Real Estate
December 31, 2012 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$454	$2,788	$477	$3,719
Less than or equal to 660 (d) (e)	74	596	167	837
Missing FICO	1	10	17	28
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	971	3,652	908	5,531
Less than or equal to 660 (d) (e)	150	644	216	1,010
Missing FICO	2	6	37	45
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	1,002	2,247	1,162	4,411
Less than or equal to 660	127	321	170	618
Missing FICO	1	5	26	32
Less than 90% and updated FICO scores:
Greater than 660	10,852	7,212	5,257	23,321
Less than or equal to 660	1,233	915	727	2,875
Missing FICO	23	14	240	277
Missing LTV and updated FICO scores:
Greater than 660			1	1
Less than or equal to 660				–
Missing FICO			20	20
Total home equity and residential real estate loans	$14,890	$18,410	$9,425	$42,725
(a)	Excludes purchased impaired loans of approximately $6.0 billion and $6.2 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $2.2 billion and $2.3 billion, and loans held for sale at March 31, 2013 and December 31, 2012, respectively. See the Consumer Real Estate Secured Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
(c)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV are estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states have the highest percentage of higher risk loans at March 31, 2013: Ohio 14%, New Jersey 13%, Illinois 11%, Pennsylvania 11%, Florida 9%, Michigan 6%, Maryland 5%, and California 4%. The remainder of the states have lower than 4% of the high risk loans individually, and collectively they represent approximately 27% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2012: New Jersey 14%, Ohio 12%, Pennsylvania 11%, Illinois 11%, Florida 9%, Michigan 6%, Maryland 6%, and California 5%. The remainder of the states have lower than 4% of the high risk loans individually, and collectively they represent approximately 26% of the higher risk loans.

94    The PNC Financial Services Group, Inc. – Form 10-Q

Table 70: Consumer Real Estate Secured Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
March 31, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d) (e)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$16	$748	$465	$1,229
Less than or equal to 660	16	364	344	724
Missing FICO		21	35	56
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	25	544	418	987
Less than or equal to 660	19	257	311	587
Missing FICO		16	22	38
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	14	136	203	353
Less than or equal to 660	12	93	186	291
Missing FICO		6	13	19
Less than 90% and updated FICO scores:
Greater than 660	89	178	681	948
Less than or equal to 660	140	166	718	1,024
Missing FICO	2	7	42	51
Missing LTV and updated FICO scores:
Greater than 660			16	16
Less than or equal to 660			11	11
Missing FICO			24	24
Total home equity and residential real estate loans	$333	$2,536	$3,489	$6,358

The PNC Financial Services Group, Inc. – Form 10-Q    95

	Home Equity (b) (c)		Residential Real Estate (b) (c)
December 31, 2012 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$17	$796	$511	$1,324
Less than or equal to 660	15	408	386	809
Missing FICO		23	45	68
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	26	551	437	1,014
Less than or equal to 660	20	268	343	631
Missing FICO		18	22	40
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	14	140	222	376
Less than or equal to 660	14	99	199	312
Missing FICO		6	10	16
Less than 90% and updated FICO scores:
Greater than 660	87	171	668	926
Less than or equal to 660	143	161	732	1,036
Missing FICO	2	8	41	51
Missing LTV and updated FICO scores:
Greater than 660			18	18
Less than or equal to 660			7	7
Missing FICO			10	10
Total home equity and residential real estate loans	$338	$2,649	$3,651	$6,638
(a)	Amounts shown represent outstanding balance. See Note 6 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states have the highest percentage of loans at March 31, 2013: California 19%, Florida 16%, Illinois 12%, Ohio 7%, Michigan 6%, North Carolina 5%, and New York 4%, respectively. The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 31% of the purchased impaired portfolio. The following states have the highest percentage of loans at December 31, 2012: California 19%, Florida 16%, Illinois 12%, Ohio 7%, North Carolina 5%, Michigan 5%, New York 4% and Georgia 4%. The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 28% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV are estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

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

See Note 6 Purchased Loans for additional information.

96    The PNC Financial Services Group, Inc. – Form 10-Q

Table 71: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
March 31, 2013
FICO score greater than 719	$2,106	52%	$7,420	62%
650 to 719	1,147	28	3,146	26
620 to 649	186	5	478	4
Less than 620	257	6	575	5
No FICO score available or required (c)	385	9	326	3
Total loans using FICO credit metric	4,081	100%	11,945	100%
Consumer loans using other internal credit metrics (b)			9,159
Total loan balance	$4,081		$21,104
Weighted-average updated FICO score (d)		725		739
December 31, 2012
FICO score greater than 719	$2,247	52%	$7,006	60%
650 to 719	1,169	27	2,896	25
620 to 649	188	5	459	4
Less than 620	271	6	602	5
No FICO score available or required (c)	428	10	741	6
Total loans using FICO credit metric	4,303	100%	11,704	100%
Consumer loans using other internal credit metrics (b)			9,747
Total loan balance	$4,303		$21,451
Weighted-average updated FICO score (d)		726		739
(a)	At March 31, 2013, we had $35 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the March 31, 2013 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 19%, Pennsylvania 15%, Michigan 12%, Illinois 7%, Indiana 6%, Florida 5%, New Jersey 5%, Kentucky 4%, and North Carolina 4%. All other states, none of which comprise more than 3%, make up the remainder of the balance. At December 31, 2012, we had $36 million of credit card loans that are higher risk. The majority of the December 31, 2012 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 14%, Michigan 12%, Illinois 8%, Indiana 6%, Florida 6%, New Jersey 5%, Kentucky 4% and North Carolina 4%. All other states, none of which comprise more than 3%, make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

TROUBLED DEBT RESTRUCTURINGS (TDRS)

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from bankruptcy discharges from personal liability, as well as from our loss mitigation activities, and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. In those situations where principal is forgiven, the amount of such principal forgiveness is immediately charged off.

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $.5 billion and $.6 billion at March 31, 2013 and December 31, 2012, respectively, for the total TDR portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    97

Table 72: Summary of Troubled Debt Restructurings

In millions	Mar. 31 2013	Dec. 31 2012
Total consumer lending	$2,231	$2,318
Total commercial lending	610	541
Total TDRs	$2,841	$2,859
Nonperforming	$1,517	$1,589
Accruing (a)	1,103	1,037
Credit card (b)	221	233
Total TDRs	$2,841	$2,859
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from bankruptcy and have not formally reaffirmed their loan obligation are not returned to accrual status.
(b)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.

Table 73: Financial Impact and TDRs by Concession Type quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during the three months ended March 31, 2013 and 2012. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate

Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category would result in reductions to future interest income. The Other TDR category primarily includes consumer borrowers that have been discharged from bankruptcy and have not formally reaffirmed their loan obligation, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

In some cases, there have been multiple concessions granted on one loan. This is most common within the commercial loan portfolio. When there have been multiple concessions granted in the commercial loan portfolio, the principal forgiveness TDR was prioritized for purposes of determining the inclusion in the table below. For example, if there is principal forgiveness in conjunction with lower interest rate and postponement of amortization, the type of concession will be reported as Principal Forgiveness. Second in priority would be rate reduction. For example, if there is an interest rate reduction in conjunction with postponement of amortization, the type of concession will be reported as a Rate Reduction. In the event that multiple concessions are granted on a consumer loan, concessions resulting from discharge from personal liability in Chapter 7 bankruptcy without formal affirmation of the loan obligation to PNC would be prioritized and included in the Other type of concession in the table below. After that, consumer loan concessions would follow the previously discussed priority of concessions for the commercial loan portfolio.

98    The PNC Financial Services Group, Inc. – Form 10-Q

Table 73: Financial Impact and TDRs by Concession Type (a)

During the three months ended March 31, 2013 Dollars in millions	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
			Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	31	$38		$2	$22	$24
Commercial real estate	35	133	$6	40	75	121
Equipment lease financing	2	6			1	1
Total commercial lending	68	177	6	42	98	146
Consumer lending
Home equity	2,305	119		39	49	88
Residential real estate	324	46		12	33	45
Credit card	2,530	18		18		18
Other consumer	642	10			9	9
Total consumer lending	5,801	193		69	91	160
Total TDRs	5,869	$370	$6	$111	$189	$306

During the three months ended March 31, 2012 Dollars in millions
Commercial lending
Commercial	104	$26	$2	$4	$11	$17
Commercial real estate	21	74	9	38	20	67
Equipment lease financing	5	15			11	11
Total commercial lending	130	115	11	42	42	95
Consumer lending
Home equity	1,103	74		52	22	74
Residential real estate	182	33		11	22	33
Credit card	2,501	18		17		17
Other consumer	352	9		1	8	9
Total consumer lending	4,138	134		81	52	133
Total TDRs	4,268	$249	$11	$123	$94	$228
(a)	Impact of partial charge offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

TDRs may result in charge-offs and interest income not being recognized. At or around the time of modification, there was less than $1 million in recorded investment of commercial TDRs, $3 million in recorded investment of commercial real estate TDRs and $1 million of recorded investment of equipment lease finance TDRs charged off during the three months ended March 31, 2013. Comparable amounts for the three months ended March 31, 2012 were $1 million, $2 million and $5 million respectively. For residential real estate, there was less than $1 million of recorded investment charged off during the three months ended both March 31, 2013 and March 31, 2012 related to modifications in which principal was partially deferred and deemed uncollectible. There were no charge-offs around the time of modification related to the home equity, credit card, and other consumer TDR portfolios for either period.

A financial effect of rate reduction TDRs is that interest income is not recognized. Interest income not recognized that otherwise would have been earned in the three months ended March 31, 2013 and 2012, respectively, related to both commercial TDRs and consumer TDRs was not material.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In Table 74: TDRs which have Subsequently Defaulted, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the reporting periods preceding January 1, 2013 and January 1, 2012, respectively, and subsequently defaulted during these reporting periods.

The PNC Financial Services Group, Inc. – Form 10-Q    99

Table 74: TDRs which have Subsequently Defaulted

During the three months ended March 31, 2013 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	15	$10
Commercial real estate	6	10
Total commercial lending (a)	21	20
Consumer lending
Home equity	152	11
Residential real estate	94	13
Credit card	1,427	11
Other consumer	33	1
Total consumer lending	1,706	36
Total TDRs	1,727	$56

During the three months ended March 31, 2012 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	31	$10
Commercial real estate	8	5
Total commercial lending (a)	39	15
Consumer lending
Home equity	205	19
Residential real estate	163	24
Credit card	1,685	12
Other consumer	37	1
Total consumer lending	2,090	56
Total TDRs	2,129	$71
(a)	During the three months ended March 31, 2013 and 2012, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.

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

For consumer lending TDRs, except for bankruptcy discharges from personal liability, the ALLL is calculated using a discounted cash flow model, which leverages subsequent default, prepayment, and severity rate assumptions based upon historically observed data. Similar to the commercial lending specific reserve methodology, the reduced expected cash flows resulting from the concessions granted impact the consumer lending ALLL. The decline in expected cash flows due to the application of a present value discount rate or the consideration of collateral value, when compared to the recorded investment, results in increased ALLL or a charge-off.

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. Excluded from impaired loans are nonperforming leases, loans held for sale, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. See Note 6 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $9 million and $12 million at March 31, 2013, and December 31, 2012, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the three months ended March 31, 2013 and March 31, 2012. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

100    The PNC Financial Services Group, Inc. – Form 10-Q

Table 75: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (a)
March 31, 2013
Impaired loans with an associated allowance
Commercial	$681	$457	$137	$490
Commercial real estate	834	570	131	581
Home equity	1,101	1,019	334	1,016
Residential real estate	739	624	100	644
Credit card	193	193	43	198
Other consumer	94	82	3	84
Total impaired loans with an associated allowance	$3,642	$2,945	$748	$3,013
Impaired loans without an associated allowance
Commercial	$261	$143		$135
Commercial real estate	510	376		366
Home equity	178	81		101
Residential real estate	316	232		231
Total impaired loans without an associated allowance	$1,265	$832		$833
Total impaired loans	$4,907	$3,777	$748	$3,846
December 31, 2012
Impaired loans with an associated allowance
Commercial	$824	$523	$150	$653
Commercial real estate	851	594	143	778
Home equity	1,070	1,013	328	851
Residential real estate	778	663	168	700
Credit card	204	204	48	227
Other consumer	104	86	3	63
Total impaired loans with an associated allowance	$3,831	$3,083	$840	$3,272
Impaired loans without an associated allowance
Commercial	$362	$126		$157
Commercial real estate	562	355		400
Home equity	169	121		40
Residential real estate	316	231		77
Total impaired loans without an associated allowance	$1,409	$833		$674
Total impaired loans	$5,240	$3,916	$840	$3,946
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the three months ended March 31, 2013, and the year ended December 31, 2012, respectively.
(b)	Associated allowance amounts include $.5 billion and $.6 billion for TDRs at March 31, 2013, and December 31, 2012, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    101

NOTE 6 PURCHASED LOANS

Purchased Impaired Loans

Purchased impaired loan accounting addresses differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans if those differences are attributable, at least in part, to credit quality. Several factors were considered when evaluating whether a loan was considered a purchased impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated loan-to-values (LTV). GAAP allows purchasers to aggregate purchased impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Purchased impaired homogeneous consumer, residential real estate and smaller balance commercial loans with common risk characteristics are aggregated into pools where appropriate. Commercial loans with a total commitment greater than a defined threshold are accounted for individually. The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent changes in the expected cash flows of individual or pooled purchased impaired loans from the date of acquisition will either impact the accretable yield or result in an impairment charge to provision for credit losses in the period in which the changes become probable. Decreases to the net present value of expected cash flows will generally result in an impairment charge recorded as a provision for credit losses, resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference. Prepayments and interest rate decreases for variable rate notes are treated as a reduction of expected and contractual cash flows such that the nonaccretable difference is not affected. Thus, for decreases in cash flows expected to be collected resulting from prepayments and interest rate decreases for variable rate notes, the effect will be to reduce the yield prospectively.

The following table provides purchased impaired loans at March 31, 2013 and December 31, 2012:

Table 76: Purchased Impaired Loans – Balances

	March 31, 2013		December 31, 2012
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial Lending
Commercial	$270	$456	$308	$524
Commercial real estate	809	1,009	941	1,156
Total Commercial Lending	1,079	1,465	1,249	1,680
Consumer Lending
Consumer	2,557	2,870	2,621	2,988
Residential real estate	3,437	3,489	3,536	3,651
Total Consumer Lending	5,994	6,359	6,157	6,639
Total	$7,073	$7,824	$7,406	$8,319

During the first three months of 2013, $57 million of provision and $45 million of charge-offs were recorded on purchased impaired loans. At March 31, 2013, the allowance for loan and lease losses was $1.1 billion on $5.8 billion of purchased impaired loans while the remaining $1.3 billion of purchased impaired loans required no allowance as the net present value of expected cash flows equaled or exceeded the recorded investment. As of December 31, 2012, the allowance for loan and lease losses related to purchased impaired loans was $1.1 billion. If any allowance for loan losses is recognized on a purchased impaired pool, which is accounted for as a single asset, the entire balance of that pool would be disclosed as requiring an allowance. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio. The cash
flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

Activity for the accretable yield for the first three months of 2013 follows:

Table 77: Purchased Impaired Loans – Accretable Yield

In millions	2013
January 1	$2,166
Accretion (including excess cash recoveries)	(207)
Net reclassifications to accretable from non-accretable (a)	219
Disposals	(6)
March 31	$2,172
(a)	Over 48 % of the net reclassifications were driven by the commercial portfolio. Approximately half of the commercial portfolio impact related to excess cash recoveries recognized during the period, with the remaining due to improvements of cash expected to be collected on both RBC Bank (USA) and National City loans in future periods. The remaining net reclassifications were due to future cash flow changes in the consumer portfolio.

102    The PNC Financial Services Group, Inc. – Form 10-Q

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

Allowance for Loan and Lease Losses Components

For all loans, except purchased impaired loans, the ALLL is the sum of three components: (i) asset specific/individual impaired reserves, (ii) quantitative (formulaic or pooled) reserves and (iii) qualitative (judgmental) reserves. See Note 6 Purchased Loans for additional ALLL information. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.

Asset Specific/Individual Component

Commercial nonperforming loans and all TDRs are considered impaired and are evaluated for a specific reserve. See Note 1 Accounting Policies for additional information.

Commercial Lending Quantitative Component

The estimates of the quantitative component of ALLL for incurred losses within the commercial lending portfolio segment are determined through statistical loss modeling utilizing PD, LGD and outstanding balance of the loan. Based upon loan risk ratings, we assign PDs and LGDs. Each of these statistical parameters is determined based on internal historical data and market data. PD is influenced by such factors as liquidity, industry, obligor financial structure, access to capital and cash flow. LGD is influenced by collateral type, original and/or updated LTV and guarantees by related parties.

Consumer Lending Quantitative Component

Quantitative estimates within the consumer lending portfolio segment are calculated using a roll-rate model based on statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off.

Qualitative Component

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ALLL also includes factors that may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors include:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro-economic factors,
•	Changes in lending policies and procedures, and
•	Timing of available information, including the performance of first lien positions.

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

Allowance for Purchased Impaired Loans

ALLL for purchased impaired loans is determined in accordance with ASC 310-30 by comparing the net present value of the cash flows expected to be collected to the Recorded Investment for a given loan (or pool of loans). In cases where the net present value of expected cash flows is lower than Recorded Investment, ALLL is established. Cash flows expected to be collected represent management’s best estimate of the cash flows expected over the life of a loan (or pool of loans). For large balance commercial loans, cash flows are separately estimated and compared to the Recorded Investment at the loan level. For smaller balance pooled loans, cash flows are estimated using cash flow models and compared at the risk pool level, which was defined at acquisition based on the risk characteristics of the loan. Our cash flow models use loan data including, but not limited to, delinquency status of the loan, updated borrower FICO credit scores, geographic information, historical loss experience, and updated LTVs, as well as best estimates for unemployment rates, home prices and other economic factors, to determine estimated cash flows.

The PNC Financial Services Group, Inc. – Form 10-Q    103

Table 78: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
March 31, 2013
Allowance for Loan and Lease Losses
January 1	$1,774	$2,262	$4,036
Charge-offs	(203)	(366)	(569)
Recoveries	82	31	113
Net charge-offs	(121)	(335)	(456)
Provision for credit losses	55	181	236
Net change in allowance for unfunded loan commitments and letters of credit	12		12
March 31	$1,720	$2,108	$3,828
TDRs individually evaluated for impairment	$35	$480	$515
Other loans individually evaluated for impairment	233		233
Loans collectively evaluated for impairment	1,254	717	1,971
Purchased impaired loans	198	911	1,109
March 31	$1,720	$2,108	$3,828
Loan Portfolio
TDRs individually evaluated for impairment	$610	$2,231	$2,841
Other loans individually evaluated for impairment	936		936
Loans collectively evaluated for impairment (a)	107,679	67,975	175,654
Purchased impaired loans	1,079	5,994	7,073
March 31	$110,304	$76,200	$186,504
Portfolio Segment ALLL as a percentage of total ALLL	45%	55%	100%
Ratio of the allowance for loan and lease losses to total loans	1.56%	2.77%	2.05%
March 31, 2012
Allowance for Loan and Lease Losses
January 1	$1,995	$2,352	$4,347
Charge-offs	(200)	(267)	(467)
Recoveries	104	30	134
Net charge-offs	(96)	(237)	(333)
Provision for credit losses	44	141	185
Net change in allowance for unfunded loan commitments and letters of credit	(6)	3	(3)
March 31	$1,937	$2,259	$4,196
TDRs individually evaluated for impairment	$35	$536	$571
Other loans individually evaluated for impairment	455		455
Loans collectively evaluated for impairment	1,211	968	2,179
Purchased impaired loans	236	755	991
March 31	$1,937	$2,259	$4,196
Loan Portfolio
TDRs individually evaluated for impairment	$412	$1,821	$2,233
Other loans individually evaluated for impairment	1,736		1,736
Loans collectively evaluated for impairment	96,799	67,025	163,824
Purchased impaired loans	1,696	6,725	8,421
March 31	$100,643	$75,571	$176,214
Portfolio segment ALLL as a percentage of total ALLL	46%	54%	100%
Ratio of the allowance for loan and lease losses to total loans	1.92%	2.99%	2.38%
(a)	Includes $309 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell. Accordingly, there is no allowance recorded for these loans.

104    The PNC Financial Services Group, Inc. – Form 10-Q

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date. See Note 1 Accounting Policies for additional information.

Table 79: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2013	2012
January 1	$250	$240
Net change in allowance for unfunded loan commitments and letters of credit	(12)	3
March 31	$238	$243

The PNC Financial Services Group, Inc. – Form 10-Q    105

NOTE 8 INVESTMENT SECURITIES

Table 80: Investment Securities Summary

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
March 31, 2013
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$2,406	$240		$2,646
Residential mortgage-backed
Agency	24,483	817	$(28)	25,272
Non-agency	5,895	361	(218)	6,038
Commercial mortgage-backed
Agency	588	27		615
Non-agency	3,286	191		3,477
Asset-backed	5,995	76	(56)	6,015
State and municipal	2,202	102	(20)	2,284
Other debt	2,807	97	(3)	2,901
Total debt securities	47,662	1,911	(325)	49,248
Corporate stocks and other	288			288
Total securities available for sale	$47,950	$1,911	$(325)	$49,536
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$232	$42		$274
Residential mortgage-backed (agency)	4,012	166		4,178
Commercial mortgage-backed
Agency	1,267	90		1,357
Non-agency	2,335	66	$(1)	2,400
Asset-backed	989	8		997
State and municipal	639	58		697
Other debt	351	18		369
Total securities held to maturity	$9,825	$448	$(1)	$10,272
December 31, 2012

Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$2,868	$245		$3,113
Residential mortgage-backed
Agency	25,844	952	$(12)	26,784
Non-agency	6,102	314	(309)	6,107
Commercial mortgage-backed
Agency	602	31		633
Non-agency	3,055	210	(1)	3,264
Asset-backed	5,667	65	(79)	5,653
State and municipal	2,197	111	(21)	2,287
Other debt	2,745	103	(4)	2,844
Total debt securities	49,080	2,031	(426)	50,685
Corporate stocks and other	367			367
Total securities available for sale	$49,447	$2,031	$(426)	$51,052
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$230	$47		$277
Residential mortgage-backed (agency)	4,380	202		4,582
Commercial mortgage-backed
Agency	1,287	87		1,374
Non-agency	2,582	85		2,667
Asset-backed	858	5		863
State and municipal	664	61		725
Other debt	353	19		372
Total securities held to maturity	$10,354	$506		$10,860

106    The PNC Financial Services Group, Inc. – Form 10-Q

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At March 31, 2013, accumulated other comprehensive income included pretax gains of $80 million from derivatives used to hedge the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

The gross unrealized loss on debt securities held to maturity was $1 million at March 31, 2013 and less than $1 million at December 31, 2012, with $10 million and $73 million of positions in a continuous loss position for less than 12 months at March 31, 2013 and December 31, 2012, respectively. The fair value of debt securities held to maturity that were in a continuous loss position for 12 months or more was $42 million and $56 million at March 31, 2013 and December 31, 2012, respectively.

Table 81: Gross Unrealized Loss and Fair Value of Securities Available for Sale presents gross unrealized loss and fair value of securities available for sale at March 31, 2013 and December 31, 2012. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in accumulated other comprehensive income (loss).

Table 81: Gross Unrealized Loss and Fair Value of Securities Available for Sale

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2013
Debt securities
Residential mortgage-backed
Agency	$(24)	$2,696	$(4)	$143	$(28)	$2,839
Non-agency	(11)	412	(207)	2,427	(218)	2,839
Asset-backed	(1)	669	(55)	379	(56)	1,048
State and municipal	(3)	229	(17)	297	(20)	526
Other debt	(2)	66	(1)	16	(3)	82
Total	$(41)	$4,072	$(284)	$3,262	$(325)	$7,334
December 31, 2012
Debt securities
Residential mortgage-backed
Agency	$(9)	$1,128	$(3)	$121	$(12)	$1,249
Non-agency	(3)	219	(306)	3,185	(309)	3,404
Commercial mortgage-backed
Non-agency	(1)	60			(1)	60
Asset-backed	(1)	370	(78)	625	(79)	995
State and municipal	(2)	240	(19)	518	(21)	758
Other debt	(2)	61	(2)	15	(4)	76
Total	$(18)	$2,078	$(408)	$4,464	$(426)	$6,542

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding table, as of March 31, 2013 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

The PNC Financial Services Group, Inc. – Form 10-Q    107

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

For debt securities, a critical component of the evaluation for OTTI is the identification of credit-impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The paragraphs below describe our process for identifying credit impairment for our most significant categories of securities not backed by the U.S. government or its agencies.

Non-Agency Residential Mortgage-Backed Securities and Asset-Backed Securities Collateralized by First-Lien and Second-Lien Non-Agency Residential Mortgage Loans

Potential credit losses on these securities are evaluated on a security-by-security basis. Collateral performance assumptions are developed for each security after reviewing collateral composition and collateral performance statistics. This includes analyzing recent delinquency roll rates, loss severities, voluntary prepayments, and various other collateral and performance metrics. This information is then combined with general expectations on the housing market, employment, and other economic factors to develop estimates of future performance.

Security level assumptions for prepayments, loan defaults, and loss given default are applied to every security using a third-party cash flow model. The third-party cash flow model then generates projected cash flows according to the structure of each security. Based on the results of the cash flow analysis, we determine whether we expect that we will recover the amortized cost basis of our security.

The following table provides detail on the significant assumptions used to determine credit impairment for non-agency residential mortgage-backed and asset-backed securities collateralized by first-lien and second-lien non-agency residential mortgage loans.

Table 82: Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

March 31, 2013	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-20%	14%
Alt-A	5-12	6
Option ARM	3-6	3
Remaining collateral expected to default
Prime	1-46%	19%
Alt-A	3-57	33
Option ARM	20-70	50
Loss severity
Prime	25-70%	47%
Alt-A	30-85	59
Option ARM	40-69	61
(a)	Collateralized by first and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

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

108    The PNC Financial Services Group, Inc. – Form 10-Q

During the first quarters of 2013 and 2012, respectively, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities that we do not expect to sell were as follows:

Table 83: Other-Than-Temporary Impairments

	Three months ended March 31
In millions	2013	2012
Credit portion of OTTI losses
Available for sale securities:
Non-agency residential mortgage-backed	$(7)	$(32)
Asset-backed	(3)	(5)
Other debt		(1)
Total credit portion of OTTI losses	(10)	(38)
Noncredit portion of OTTI losses	9	22
Total OTTI losses	$(1)	$(16)

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss).

Table 84: Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended March 31, 2013
December 31, 2012	$(926)	$(6)	$(255)	$(14)	$(1,201)
Additional loss where credit impairment was previously recognized	(7)		(3)		(10)
Reduction due to credit impaired securities sold or matured	46				46
March 31, 2013	$(887)	$(6)	$(258)	$(14)	$(1,165)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended March 31, 2012
December 31, 2011	$(828)	$(6)	$(244)	$(13)	$(1,091)
Loss where impairment was not previously recognized	(1)			(1)	(2)
Additional loss where credit impairment was previously recognized	(31)		(5)		(36)
Reduction due to credit impaired securities sold or matured	1				1
March 31, 2012	$(859)	$(6)	$(249)	$(14)	$(1,128)

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 85: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the three months ended March 31
2013	$1,255	$17	$(3)	$14	$5
2012	3,553	67	(10)	57	20

The PNC Financial Services Group, Inc. – Form 10-Q    109

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2013.

Table 86: Contractual Maturity of Debt Securities

March 31, 2013 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$2	$1,092	$869	$443	$2,406
Residential mortgage-backed
Agency		31	466	23,986	24,483
Non-agency		2	15	5,878	5,895
Commercial mortgage-backed
Agency		536	52		588
Non-agency	75	58	105	3,048	3,286
Asset-backed	14	978	1,606	3,397	5,995
State and municipal	25	120	381	1,676	2,202
Other debt	284	1,602	570	351	2,807
Total debt securities available for sale	$400	$4,419	$4,064	$38,779	$47,662
Fair value	$404	$4,560	$4,264	$40,020	$49,248
Weighted-average yield, GAAP basis	2.80%	2.53%	2.50%	3.36%	3.21%
Securities Held to Maturity
U.S. Treasury and government agencies				$232	$232
Residential mortgage-backed (agency)				4,012	4,012
Commercial mortgage-backed
Agency		$318	$943	6	1,267
Non-agency		51		2,284	2,335
Asset-backed		84	58	847	989
State and municipal		25	290	324	639
Other debt		2	349		351
Total debt securities held to maturity		$480	$1,640	$7,705	$9,825
Fair value		$496	$1,762	$8,014	$10,272
Weighted-average yield, GAAP basis		3.38%	3.39%	3.97%	3.84%

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of March 31, 2013:

Table 87: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

March 31, 2013	Years
Agency residential mortgage-backed securities	3.9
Non-agency residential mortgage-backed securities	5.4
Agency commercial mortgage-backed securities	4.4
Non-agency commercial mortgage-backed securities	2.6
Asset-backed securities	3.8

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At March 31, 2013, there were no securities of a single issuer, other than FNMA that exceeded 10% of total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 88: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31 2013	December 31 2012
Pledged to others	$24,901	$25,648
Accepted from others:
Permitted by contract or custom to sell or repledge	1,107	1,015
Permitted amount repledged to others	866	685

110    The PNC Financial Services Group, Inc. – Form 10-Q

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

NOTE 9 FAIR VALUE

FAIR VALUE MEASUREMENT

GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value. There are three levels of inputs used to measure fair value. For more information regarding the fair value hierarchy and the valuation methodologies for assets and liabilities measured at fair value on a recurring basis, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2012 Form 10-K.

Valuation Processes

We have various processes and controls in place to help ensure that fair value is reasonably estimated. Any models used to determine fair values or to validate dealer quotes are subject to review and independent testing as part of our model validation and internal control testing processes. Our Model Risk Management Committee reviews significant models at least annually. In addition, we have teams independent of the traders that verify marks and assumptions used for valuations at each period end.

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

For more information regarding the fair value of financial instruments accounted for at fair value on a recurring basis, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2012 Form 10-K.

The following disclosures for financial instruments accounted for at fair value have been updated during the first three months of 2013:

Loans

Loans accounted for at fair value consist primarily of residential mortgage loans. These loans are generally valued similarly to residential mortgage loans held for sale and are classified as Level 2. However, similar to residential mortgage loans held for sale, if these loans are repurchased and unsalable, they are classified as Level 3. During the first quarter of 2013, we have elected to account for certain home equity lines of credit at fair value. These loans are classified as Level 3. This category also includes repurchased brokered home equity loans. These loans are repurchased due to a breach of representations or warranties in the loan sales agreements and occur typically after the loan is in default. The fair value price is based on bids and market observations of transactions of similar vintage. Because transaction details regarding the credit and underwriting quality are often unavailable, unobservable bid information from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3. The fair value of these loans is included in the Loans – Home equity line item in Table 91: Fair Value Measurement – Recurring Quantitative Information in this Note 9 for both March 31, 2013 and December 31, 2012. A significant input to the valuation includes a credit and liquidity discount that is deemed representative of current market conditions. Significant increases (decreases) in this assumption would result in a significantly lower (higher) fair value measurement.

Other Borrowed Funds

During the first quarter of 2013, we have elected to account for certain other borrowed funds consisting primarily of secured debt at fair value. These other borrowed funds are classified as Level 3. Significant unobservable inputs for these borrowed funds include credit and liquidity discount. Significant increases (decreases) in these assumptions would result in significantly lower (higher) fair value measurement.

The PNC Financial Services Group, Inc. – Form 10-Q    111

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Table 89: Fair Value Measurements – Summary

In millions	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
US Treasury and government agencies	$1,848	$798		$2,646	$2,269	$844		$3,113
Residential mortgage-backed
Agency		25,272		25,272		26,784		26,784
Non-agency			$6,038	6,038			$6,107	6,107
Commercial mortgage-backed
Agency		615		615		633		633
Non-agency		3,477		3,477		3,264		3,264
Asset-backed		5,314	701	6,015		4,945	708	5,653
State and municipal		1,954	330	2,284		1,948	339	2,287
Other debt		2,852	49	2,901		2,796	48	2,844
Total debt securities	1,848	40,282	7,118	49,248	2,269	41,214	7,202	50,685
Corporate stocks and other	272	16		288	351	16		367
Total securities available for sale	2,120	40,298	7,118	49,536	2,620	41,230	7,202	51,052
Financial derivatives (a) (b)
Interest rate contracts	8	7,431	88	7,527	5	8,326	101	8,432
Other contracts		223	5	228		131	5	136
Total financial derivatives	8	7,654	93	7,755	5	8,457	106	8,568
Residential mortgage loans held for sale (c)		2,160	44	2,204		2,069	27	2,096
Trading securities (d)
Debt (e) (f)	1,028	1,157	32	2,217	1,062	951	32	2,045
Equity	26			26	42	9		51
Total trading securities	1,054	1,157	32	2,243	1,104	960	32	2,096
Trading loans		28		28		76		76
Residential mortgage servicing rights (g)			779	779			650	650
Commercial mortgage loans held for sale (c)			769	769			772	772
Equity investments
Direct investments			1,193	1,193			1,171	1,171
Indirect investments (h)			627	627			642	642
Total equity investments			1,820	1,820			1,813	1,813
Customer resale agreements (i)		213		213		256		256
Loans (j)		362	272	634		110	134	244
Other assets
BlackRock Series C Preferred Stock (k)			270	270			243	243
Other	307	202	9	518	283	194	9	486
Total other assets	307	202	279	788	283	194	252	729
Total assets	$3,489	$52,074	$11,206	$66,769	$4,012	$53,352	$10,988	$68,352
Liabilities
Financial derivatives (b) (l)
Interest rate contracts	$3	$5,364	$10	$5,377	$1	$6,105	$12	$6,118
BlackRock LTIP			270	270			243	243
Other contracts		140	120	260		128	121	249
Total financial derivatives	3	5,504	400	5,907	1	6,233	376	6,610
Trading securities sold short (m)
Debt	886	42		928	731	10		741
Total trading securities sold short	886	42		928	731	10		741
Other Borrowed Funds			130	130
Other liabilities		1		1		5		5
Total liabilities (n)	$889	$5,547	$530	$6,966	$732	$6,248	$376	$7,356

112    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at March 31, 2013 and December 31, 2012 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. The net asset amounts were $2.4 billion at both March 31, 2013 and December 31, 2012 and the net liability amounts were $.7 billion and $.6 billion, respectively.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $51 million at March 31, 2013 compared with net unrealized gains of $59 million at December 31, 2012.
(e)	Approximately 29% of these securities are residential mortgage-backed securities and 46% are US Treasury and government agencies securities at March 31, 2013. Comparable amounts at December 31, 2012 were 25% and 52%, respectively.
(f)	At both March 31, 2013 and December 31, 2012, the balance of residential mortgage-backed agency securities with embedded derivatives carried in Trading securities was zero.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments related to indirect equity investments was $142 million and related to direct equity investments was $36 million as of March 31, 2013, respectively.
(i)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(j)	Included in Loans on our Consolidated Balance Sheet.
(k)	PNC has elected the fair value option for these shares.
(l)	Included in Other liabilities on our Consolidated Balance Sheet.
(m)	Included in Other borrowed funds on our Consolidated Balance Sheet.
(n)	Included in the March 31, 2013 Level 3 Total liabilities are $201 million of obligations that we have elected to account for at fair value related to a Non-agency securitization that PNC consolidated in the first quarter of 2013.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2013 and 2012 follow.

Table 90: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended March 31, 2013

		Total realized /unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2013 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2012	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Mar. 31, 2013
Assets
Securities available for sale
Residential mortgage- backed non-agency	$6,107	$43		$139				$(251)			$6,038	$(7)
Commercial mortgage-backed non-agency		1						(1)
Asset-backed	708	3		25				(35)			701	(3)
State and municipal	339	1		2				(12)			330
Other debt	48				$1						49
Total securities available for sale	7,202	48		166	1			(299)			7,118	(10)
Financial derivatives	106	89			1			(103)			93	76
Residential mortgage loans held for sale	27	1			28				$3	$(15)	44	1
Trading securities – Debt	32										32
Residential mortgage servicing rights	650	78			64		$37	(50)			779	75
Commercial mortgage loans held for sale	772	1				$(2)		(2)			769
Equity investments
Direct investments	1,171	19			14	(11)					1,193	14
Indirect investments	642	13			4	(32)					627	13
Total equity investments	1,813	32			18	(43)					1,820	27
Loans	134	5						125	12	(4)	272	5
Other assets
BlackRock Series C
Preferred Stock	243	60						(33)			270	60
Other	9										9
Total other assets	252	60						(33)			279	60
Total assets	$10,988	$314	(e)	$166	$112	$(45)	$37	$(362)	$15	$(19)	$11,206	$234 (f)
Liabilities
Financial derivatives	376	76						(52)			400	51
Other borrowed funds								130			130
Total liabilities	$376	$76	(e)					$78			$530	$51 (f)

The PNC Financial Services Group, Inc. – Form 10-Q    113

Three Months Ended March 31, 2012

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2012 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2011	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Mar. 31, 2012
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,557	$(9)	$520		$(163)		$(242)	$458		$6,121	$(32)
Commercial mortgage backed non-agency		1					(1)
Asset-backed	787	(5)	41		(38)		(33)			752	(5)
State and municipal	336		2				(2)			336
Other debt	49	(1)	1	$6						55	(1)
Total securities available for sale	6,729	(14)	564	6	(201)		(278)	458	–	7,264	(38)
Financial derivatives	67	80		3			(68)	3	(1)	84	73
Trading securities – Debt	39	1					(1)			39	1
Residential mortgage servicing rights	647	20		64		$29	(36)			724	21
Commercial mortgage loans held for sale	843	(6)			(3)		6			840	(2)
Equity investments
Direct investments	856	22		43	(56)					865	21
Indirect investments	648	31		11	(33)					657	30
Total equity investments	1,504	53		54	(89)					1,522	51
Loans	5			1						6
Other assets
BlackRock Series C
Preferred Stock	210	31								241	31
Other	7									7
Total other assets	217	31								248	31
Total assets	$10,051	$165 (e)	$564	$128	$(293)	$29	$(377)	461	$(1)	$10,727	$137 (f)
Total liabilities (d)	$308	$77 (e)					$(50)	1	(2)	$334	$21 (f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Financial derivatives, which include swaps entered into in connection with sales of certain Visa Class B common shares.
(e)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $238 million for the first three months of 2013 compared with net gains (realized and unrealized) of $88 million for the first three months of 2012. These amounts also included amortization and accretion of $57 million for the first three months of 2013 compared with $33 million for the first three months of 2012. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement, and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $183 million for the first three months of 2013 compared with net unrealized gains of $116 million for the first three months of 2012. These amounts were included in Noninterest income on the Consolidated Income Statement.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the first three months of 2013, there were transfers of residential mortgage loans held for sale and loans from Level 2 to Level 3 of $3 million and $1 million, respectively, as a result of reduced market activity in the nonperforming residential mortgage sales market which reduced the observability of valuation inputs. Also during 2013, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $4 million and $4 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $11 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during the first three months of 2013 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgages loans held for sale and Transfers into Level 3 loans within Table 90: Reconciliation of Level 3 Assets and Liabilities. In the comparable period of 2012, there were transfers of assets and liabilities from Level 2 to Level 3 of $460 million consisting of mortgage-backed available for sale securities transferred as a result of a ratings downgrade which reduced the observability of valuation inputs.

114    The PNC Financial Services Group, Inc. – Form 10-Q

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 91: Fair Value Measurement – Recurring Quantitative Information

March 31, 2013

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency	$6,038	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss Severity Spread over the benchmark curve (b)	1.0%-30.0%(5.0%) 0.0%-24.0%(7.0%) 6.0%-96.0%(52.0%) 266bps weighted average	(a) (a) (a) (a)
Asset-backed	701	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss Severity Spread over the benchmark curve (b)	1.0%-12.0%(4.0%) 1.0%-19.0%(9.0%) 10.0%-100.0%(72.0%) 393bps weighted average	(a) (a) (a) (a)
State and municipal	132	Discounted cash flow	Spread over the benchmark curve (b)	80bps-235bps (96bps)
	198	Consensus pricing (c)	Credit and Liquidity discount	0.0%-30.0%(8.0%)
Other debt	49	Consensus pricing (c)	Credit and Liquidity discount	7.0%-95.0%(86.0%)
Residential mortgage loan commitments	70	Discounted cash flow	Probability of funding Embedded servicing value	10.5%-99.0%(71.8%) 0.5%-1.2%(0.9%)
Trading securities – Debt	32	Consensus pricing (c)	Credit and Liquidity discount	8.0%-20.0%(12.0%)
Residential mortgage loans held for sale	44	Consensus pricing (c)	Cumulative default rate Loss Severity Gross discount rate	2.6%-100.0%(67.5%) 0.0%-96.2%(52.3%) 14.0%-15.3%(14.6%)
Residential mortgage servicing rights	779	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	3.9%-51.7%(15.1%) 939bps-1,927bps (1,101bps)
Commercial mortgage loans held for sale	769	Discounted cash flow	Spread over the benchmark curve (b)	475bps-4,985bps (1,033bps)
Equity investments – Direct investments	1,193	Multiple of adjusted earnings	Multiple of earnings	4.5-9.5(7.1)
Equity investments – Indirect (d)	627	Net asset value	Net asset value
Loans – Residential real estate	135	Consensus pricing (c)	Cumulative default rate Loss Severity Gross discount rate	2.6%-100.0%(86.2%) 0.0%-100.0%(56.7%) 12.0%-12.5%(12.4%)
Loans – Home equity	137	Consensus pricing (c)	Credit and Liquidity discount	37.0%-99.0%(67.0%)
BlackRock Series C Preferred Stock	270	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(270)	Consensus pricing (c)	Liquidity discount	20.0%
Other derivative contracts (e)	(71)	Discounted cash flow	Credit and Liquidity discount Spread over the benchmark curve (b)	37.0%-99.0%(46.0%) 69bps
Swaps related to sales of certain Visa Class B common shares	(43)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	41.5%
			Estimated growth rate of Visa Class A share price	7.6%
Other borrowed funds (e)	(130)	Consensus pricing (c)	Credit and Liquidity discount	37.0%-99.0%(63.0%)
Insignificant Level 3 assets, net of liabilities (f)	16

Total Level 3 assets, net of liabilities (g)	$10,676

The PNC Financial Services Group, Inc. – Form 10-Q    115

December 31, 2012

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency	$6,107	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss Severity Spread over the benchmark curve (b)	1.0%-30.0%(5.0%) 0.0%-24.0%(7.0%) 10.0%-95.0%(52.0%) 315bps weighted average	(a) (a) (a) (a)
Asset-backed	708	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss Severity Spread over the benchmark curve (b)	1.0%-11.0%(3.0%) 1.0%-25.0%(9.0%) 10.0%-100.0%(70.0%) 511bps weighted average	(a) (a) (a) (a)
State and municipal	130	Discounted cash flow	Spread over the benchmark curve (b)	100bps-280bps (119bps)
	209	Consensus pricing (c)	Credit and Liquidity discount	0.0%-30.0%(8.0%)
Other debt	48	Consensus pricing (c)	Credit and Liquidity discount	7.0%-95.0%(86.0%)
Residential mortgage loan commitments	85	Discounted cash flow	Probability of funding Embedded servicing value	8.5%-99.0%(71.1%) .5%-1.2%(.9%)
Trading securities – Debt	32	Consensus pricing (c)	Credit and Liquidity discount	8.0%-20.0%(12.0%)
Residential mortgage loans held for sale	27	Consensus pricing (c)	Cumulative default rate Loss Severity Gross discount rate	2.6%-100.0%(76.1%) 0.0%-92.7%(55.8%) 14.0%-15.3%(14.9%)
Residential mortgage servicing rights	650	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	3.9%-57.3%(18.8%) 939bps-1,929bps (1,115bps)
Commercial mortgage loans held for sale	772	Discounted cash flow	Spread over the benchmark curve (b)	485bps-4,155bps (999bps)
Equity investments – Direct investments	1,171	Multiple of adjusted earnings	Multiple of earnings	4.5-10.0(7.1)
Equity investments – Indirect (d)	642	Net asset value	Net asset value
Loans – Residential real estate	127	Consensus pricing (c)	Cumulative default rate Loss Severity Gross discount rate	2.6%-100.0%(76.3%) 0.0%-99.4%(61.1%) 12.0%-12.5%(12.2%)
Loans – Home equity	7	Consensus pricing (c)	Credit and Liquidity discount	37.0%-97.0%(65.0%)
BlackRock Series C Preferred Stock	243	Consensus pricing (c)	Liquidity discount	22.5%
BlackRock LTIP	(243)	Consensus pricing (c)	Liquidity discount	22.5%
Other derivative contracts	(72)	Discounted cash flow	Credit and Liquidity discount Spread over the benchmark curve (b)	37.0%-99.0%(46.0%) 79bps
Swaps related to sales of certain Visa Class B common shares	(43)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	41.5%
			Estimated growth rate of Visa Class A share price	12.6%
Insignificant Level 3 assets, net of liabilities (f)	12

Total Level 3 assets, net of liabilities (g)	$10,612
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of March 31, 2013 totaled $5,310 million and $670 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model, that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2012 were $5,363 million and $677 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2012 Form 10-K. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of March 31, 2013 of $728 million and $31 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2012 were $744 million and $31 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed since these investments are recorded at their net asset redemption values.
(e)	Relates to a Non-agency securitization that PNC consolidated in the first quarter of 2013.
(f)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes loans and certain financial derivative assets and liabilities and other assets.
(g)	Consisted of total Level 3 assets of $11,206 million and total Level 3 liabilities of $530 million as of March 31, 2013 and $10,988 million and $376 million as of December 31, 2012, respectively.

116    The PNC Financial Services Group, Inc. – Form 10-Q

OTHER FINANCIAL ASSETS ACCOUNTED FOR AT FAIR VALUE ON A NONRECURRING BASIS

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment and are included in Table 92: Fair Value Measurements – Nonrecurring and Table 93: Fair Value Measurements – Nonrecurring Quantitative Information. For more information regarding the valuation methodologies for assets measured at fair value on a nonrecurring basis, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under item 8 of our 2012 Form 10-K.

Table 92: Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2013	December 31 2012	March 31 2013	March 31 2012
Assets
Nonaccrual loans	$106	$158	$(10)	$(86)
Loans held for sale	66	315	(3)	(10)
Equity investments		12
Commercial mortgage servicing rights	445	191	13	5
OREO and foreclosed assets	224	207	(19)	(26)
Long-lived assets held for sale	42	24	(16)	(7)
Total assets	$883	$907	$(35)	$(124)
(a)	All Level 3 as of March 31, 2013 and December 31, 2012.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 93: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
March 31, 2013
Assets
Nonaccrual loans (a)	$75	Fair value of collateral	Loss severity	6.3%-98.7%(50.6%)
Loans held for sale	66	Discounted cash flow	Spread over the benchmark curve (b)	58bps-550bps (196bps)
			Embedded servicing value	0.8%-3.0%(1.2%)
Commercial mortgage servicing rights	445	Discounted cash flow	Constant prepayment rate (CPR)	7.5%-16.8%(8.2%)
			Discount rate	5.6%-7.4%(7.3%)
Other (c)	297	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total Assets	$883
December 31, 2012
Assets
Nonaccrual loans (a)	$90	Fair value of collateral	Loss severity	4.6%-97.2%(58.1%)
Loans held for sale	315	Discounted cash flow	Spread over the benchmark curve (b)	40bps-233bps (86bps)
			Embedded servicing value	0.8%-2.6%(2.0%)
Equity Investments	12	Discounted cash flow	Market rate of return	4.6%-6.5%(5.4%)
Commercial mortgage servicing rights	191	Discounted cash flow	Constant prepayment rate (CPR)	7.1%-20.1%(7.8%)
			Discount rate	5.6%-7.8%(7.7%)
Other (c)	299	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total Assets	$907
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	The assumed yield spread over benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Other included nonaccrual loans of $31 million, OREO and foreclosed assets of $224 million and Long-lived assets held for sale of $42 million as of March 31, 2013. Comparably, as of December 31, 2012, Other included nonaccrual loans of $68 million, OREO and foreclosed assets of $207 million and Long-lived assets held for sale of $24 million. The fair value of these assets are determined based on appraised value or sales price, the range of which is not meaningful to disclose.

The PNC Financial Services Group, Inc. – Form 10-Q    117

FINANCIAL ASSETS ACCOUNTED FOR UNDER FAIR VALUE OPTION

For more information regarding assets we elected to measure at fair value under fair value option on our Consolidated Balance Sheet, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2012 Form 10-K.

The following disclosures for financial instruments accounted for at fair value under fair value option have been updated during the first three months of 2013 as PNC consolidated a Non-agency securitization resulting in an incremental $130 million of home equity lines of credit and $130 million of other borrowed funds:

Loans

Interest income on the Home Equity Lines of Credit for which we have elected the fair value option during first quarter 2013 will be reported on the Consolidated Income Statement in Loan interest income.

Other Borrowed Funds

Interest expense on the Other borrowed funds for which we have elected the fair value option during first quarter 2013 will be reported on the Consolidated Income Statement in Borrowed funds interest expense.

The changes in fair value included in Noninterest income for items for which we elected the fair value option follow.

Table 94: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended
In millions	March 31 2013	March 31 2012
Assets
Customer resale agreements	$(2)	$(4)
Trading loans	1
Residential mortgage-backed agency securities with embedded derivatives (b)		14
Commercial mortgage loans held for sale	1	(6)
Residential mortgage loans held for sale	114	87
Residential mortgage loans – portfolio	6	(17)
BlackRock Series C Preferred Stock	60	31
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	These residential mortgage-backed agency securities with embedded derivatives were carried as Trading securities.

118    The PNC Financial Services Group, Inc. – Form 10-Q

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 95: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2013
Assets
Customer resale agreements	$213	$196	$17
Trading loans	28	27	1
Residential mortgage loans held for sale
Performing loans	2,141	2,052	89
Accruing loans 90 days or more past due	8	8	–
Nonaccrual loans	55	103	(48)
Total	2,204	2,163	41
Commercial mortgage loans held for sale (a)
Performing loans	766	889	(123)
Nonaccrual loans	3	7	(4)
Total	769	896	(127)
Residential mortgage loans – portfolio
Performing loans	382	491	(109)
Accruing loans 90 days or more past due (b)	9	200	(191)
Nonaccrual loans	243	445	(202)
Total	634	1,136	(502)
Liabilities
Other borrowed funds (c)	$130	$351	$(221)
December 31, 2012
Assets
Customer resale agreements	$256	$237	$19
Trading loans	76	76	–
Residential mortgage loans held for sale
Performing loans	2,072	1,971	101
Accruing loans 90 days or more past due	8	14	(6)
Nonaccrual loans	16	36	(20)
Total	2,096	2,021	75
Commercial mortgage loans held for sale (a)
Performing loans	766	889	(123)
Nonaccrual loans	6	12	(6)
Total	772	901	(129)
Residential mortgage loans – portfolio
Performing loans	58	116	(58)
Accruing loans 90 days or more past due (b)	116	141	(25)
Nonaccrual loans	70	207	(137)
Total	$244	$464	$(220)
(a)	There were no accruing loans 90 days or more past due within this category at March 31, 2013 or December 31, 2012.
(b)	The majority of these loans are government insured loans, which positively impacts the fair value.
(c)	Related to a Non-agency securitization that PNC consolidated in the first quarter of 2013. See Tables 89: Fair Value Measurement—Summary and 111: Derivatives Total Notional or Contractual Amounts and Fair Values for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q    119

The following table provides additional information regarding the fair value and classification within the fair value hierarchy of financial instruments.

Table 96: Additional Fair Value Information Related to Financial Instruments

			Fair Value
In millions	Carrying Amount	Total	Level 1	Level 2	Level 3
March 31, 2013
Assets
Cash and due from banks	$3,948	$3,948	$3,948
Short-term assets	3,881	3,881		$3,881
Trading securities	2,243	2,243	1,054	1,157	$32
Investment securities	59,361	59,808	2,394	50,273	7,141
Trading loans	28	28		28
Loans held for sale	3,295	3,295		2,160	1,135
Net loans (excludes leases)	175,438	177,123		362	176,761
Other assets	4,197	4,197	307	1,791	2,099
Mortgage servicing rights	1,231	1,236			1,236
Financial derivatives
Designated as hedging instruments under GAAP	1,743	1,743		1,743
Not designated as hedging instruments under GAAP	6,012	6,012	8	5,911	93
Total Assets	$261,377	$263,514	$7,711	$67,306	$188,497
Liabilities
Demand, savings and money market deposits	$186,541	$186,541		$186,541
Time deposits	25,079	25,279		25,279
Borrowed funds	37,894	39,081	$886	36,914	$1,281
Financial derivatives
Designated as hedging instruments under GAAP	124	124		124
Not designated as hedging instruments under GAAP	5,783	5,783	3	5,380	400
Unfunded loan commitments and letters of credit	219	219			219
Total Liabilities	$255,640	$257,027	$889	$254,238	$1,900
December 31, 2012
Assets
Cash and due from banks	$5,220	$5,220	$5,220
Short-term assets	6,495	6,495		$6,495
Trading securities	2,096	2,096	1,104	960	$32
Investment securities	61,406	61,912	2,897	51,789	7,226
Trading loans	76	76		76
Loans held for sale	3,693	3,697		2,069	1,628
Net loans (excludes leases)	174,575	177,215		110	177,105
Other assets	4,265	4,265	283	1,917	2,065
Mortgage servicing rights	1,070	1,077			1,077
Financial derivatives
Designated as hedging instruments under GAAP	1,872	1,872		1,872
Not designated as hedging instruments under GAAP	6,696	6,696	5	6,585	106
Total Assets	$267,464	$270,621	$9,509	$71,873	$189,239
Liabilities
Demand, savings and money market deposits	$187,051	$187,051		$187,051
Time deposits	26,091	26,347		26,347
Borrowed funds	40,907	42,329	$731	40,505	$1,093
Financial derivatives
Designated as hedging instruments under GAAP	152	152		152
Not designated as hedging instruments under GAAP	6,458	6,458	1	6,081	376
Unfunded loan commitments and letters of credit	231	231			231
Total Liabilities	$260,890	$262,568	$732	$260,136	$1,700

120    The PNC Financial Services Group, Inc. – Form 10-Q

The aggregate fair value of financial instruments in Table 96: Additional Fair Value Information Related to Financial Instruments does not represent the total market value of PNC’s assets and liabilities as the table excludes the following:

•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

For more information regarding the fair value amounts for financial instruments and their classifications within the fair value hierarchy, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2012 Form 10-K.

The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $1.6 billion at March 31, 2013 and $1.7 billion at December 31, 2012, which approximates fair value at each date.

NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during the first three months of 2013 follow:

Table 97: Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
December 31, 2012	$5,794	$3,214	$64	$9,072
Other	2	1		3
March 31, 2013	$5,796	$3,215	$64	$9,075
(a)	The Residential Mortgage Banking and Non-Strategic Assets Portfolio business segments do not have any goodwill allocated to them as of March 31, 2013 and December 31, 2012.

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Table 98: Other Intangible Assets

In millions	March 31 2013	December 31 2012
Customer-related and other intangibles
Gross carrying amount	$1,676	$1,676
Accumulated amortization	(987)	(950)
Net carrying amount	$689	$726
Mortgage and other loan servicing rights
Gross carrying amount	$2,222	$2,071
Valuation allowance	(163)	(176)
Accumulated amortization	(827)	(824)
Net carrying amount (a)	$1,232	$1,071
Total	$1,921	$1,797
(a)	Included mortgage servicing rights for other loan portfolios of $1 million at both March 31, 2013 and December 31, 2012, respectively.

Our other intangible assets have finite lives and are amortized primarily on a straight-line basis. Core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from 1 year to 11 years, with a weighted-average remaining useful life of 8 years.

The PNC Financial Services Group, Inc. – Form 10-Q    121

Amortization expense on existing intangible assets follows:

Table 99: Amortization Expense on Existing Intangible Assets (a)

In millions
Three months ended March 31, 2013	$65
Three months ended March 31, 2012	95
Remainder of 2013	178
2014	205
2015	180
2016	157
2017	137
2018	120
(a)	Amortization expense included amortization of mortgage servicing rights for other loan portfolios of $1 million for the three months ended March 31, 2012. The amount for the three months ended March 31, 2013 was less than $.5 million.

Changes in customer-related intangible assets during the first three months of 2013 follow:

Table 100: Summary of Changes in Customer-Related Other Intangible Assets

In millions	Customer- Related
December 31, 2012	$726
Amortization	(37)
March 31, 2013	$689

Changes in commercial mortgage servicing rights (MSRs) follow:

Table 101: Commercial Mortgage Servicing Rights

In millions	2013	2012
Commercial Mortgage Servicing Rights – Net Carrying Amount
January 1	$420	$468
Additions (a)	47	9
Amortization expense (b)	(28)	(54)
Change in valuation allowance	13	5
March 31	$452	$428
Commercial Mortgage Servicing Rights – Valuation Allowance
January 1	$(176)	$(197)
Provision	(4)	(24)
Recoveries	17	5
Other (b)		24
March 31	$(163)	$(192)
(a)	Additions for the first three months of 2013 included $20 million from loans sold with servicing retained and $27 million from purchases of servicing rights from third parties. Comparably, additions for the first three months of 2012 included $9 million from loans sold with servicing retained and zero from purchases of servicing rights from third parties.
(b)	Includes a direct write down of servicing rights of $24 million for the first three months of 2012 primarily due to market-driven changes in interest rates.

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

Changes in the residential MSRs follow:

Table 102: Residential Mortgage Servicing Rights

In millions	2013	2012
January 1	$650	$647
Additions:
From loans sold with servicing retained	37	29
RBC Bank (USA) acquisition		16
Purchases	64	48
Changes in fair value due to:
Time and payoffs (a)	(50)	(36)
Other (b)	78	20
March 31	$779	$724
Unpaid principal balance of loans serviced for others at March 31	$120,490	$121,129
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

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

122    The PNC Financial Services Group, Inc. – Form 10-Q

The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2013 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses internal proprietary models to estimate future commercial mortgage loan prepayments and a third party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 103: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2013	December 31 2012
Fair Value	$457	$427
Weighted-average life (years)	5.4	5.4
Weighted-average constant prepayment rate	7.81%	7.63%
Decline in fair value from 10% adverse change	$8	$8
Decline in fair value from 20% adverse change	$17	$16
Effective discount rate	7.35%	7.70%
Decline in fair value from 10% adverse change	$13	$12
Decline in fair value from 20% adverse change	$26	$23

Table 104: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2013	December 31 2012
Fair value	$779	$650
Weighted-average life (years)	5.3	4.3
Weighted-average constant prepayment rate	15.11%	18.78%
Decline in fair value from 10% adverse change	$44	$45
Decline in fair value from 20% adverse change	$85	$85
Weighted-average option adjusted spread	11.01%	11.15%
Decline in fair value from 10% adverse change	$32	$26
Decline in fair value from 20% adverse change	$62	$49

Fees from mortgage and other loan servicing comprised of contractually specified servicing fees, late fees and ancillary fees follows:

Table 105: Fees from Mortgage and Other Loan Servicing

In millions	2013	2012
Three months ended March 31	$137	$138

We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset.

Fees from commercial MSRs, residential MSRs and other loan servicing are reported on our Consolidated Income Statement in the line items Corporate services, Residential mortgage, and Consumer services, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    123

NOTE 11 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS AND PERPETUAL TRUST SECURITIES

Capital Securities of Subsidiary Trusts

Our capital securities of subsidiary trusts (“Trusts”) are described in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in our 2012 Form 10-K. All of these Trusts are wholly owned finance subsidiaries of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable. The financial statements of the Trusts are not included in PNC’s consolidated financial statements in accordance with GAAP.

The obligations of the respective parent of each Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of such Trust under the terms of the capital securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 22 Regulatory Matters in our 2012 Form 10-K.

PNC is also subject to restrictions on dividends and other provisions potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II, as described in Note 14 in our 2012 Form 10-K in the Perpetual Trust Securities section, and to other provisions similar to or in some ways more restrictive than those potentially imposed under that agreement.

See Note 20 Subsequent Events for additional discussion of our March 2013 announcement of our April 2013 redemption of Yardville Capital Trust VI, our April 2013 announcement of our May 2013 redemption of the Fidelity Capital Trust III and our May 2013 announcement of our June 2013 redemptions of Sterling Financial Statutory Trust III, IV, and V, James Monroe Statutory Trust III and MAF Bancorp Capital Trust I trust preferred securities.

Perpetual Trust Securities

Our perpetual trust securities are described in Note 14 in our 2012 Form 10-K. Our 2012 Form 10-K also includes additional information regarding the PNC Preferred Funding Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants. Prior to their redemption, the PNC Preferred Funding Trust III Securities included dividend restriction covenants similar to those described for the PNC Preferred Funding Trust II Securities.

On March 15, 2013, we redeemed $375 million of Fixed-To-Floating Non-cumulative Exchangeable Perpetual Trust Securities issued by PNC Preferred Funding Trust III with a current distribution rate of 8.7%.

124    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 12 CERTAIN EMPLOYEE BENEFIT AND STOCK BASED COMPENSATION PLANS

Pension And Postretirement Plans

As described in Note 15 Employee Benefit Plans in our 2012 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. The nonqualified pension and postretirement benefit plans are unfunded. The Company reserves the right to terminate plans or make plan changes at any time.

The components of our net periodic pension and post-retirement benefit cost for the first three months of 2013 and 2012, respectively, were as follows:

Table 106: Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended March 31 In millions	2013	2012	2013	2012	2013	2012
Net periodic cost consists of:
Service cost	$28	$26	$1	$1	$1	$1
Interest cost	42	48	3	3	4	4
Expected return on plan assets	(72)	(71)
Amortization of prior service credit	(2)	(2)			(1)	(1)
Amortization of actuarial losses	22	22	2	2		1
Net periodic cost/(benefit)	$18	$23	$6	$6	$4	$5

Stock Based Compensation Plans

As more fully described in Note 16 Stock Based Compensation Plans in our 2012 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of March 31, 2013, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first three months of 2013 and 2012 was $41 million and $31 million, respectively.

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

For purposes of computing stock option expense, we estimated the fair value of stock options primarily by using the Black-Scholes option-pricing model. Option pricing models require the use of numerous assumptions, many of which are very subjective. The option pricing assumptions used by PNC are as follows:

Table 107: Option Pricing Assumptions

Weighted-average for the three months ended March 31	2013	2012
Risk-free interest rate	.9%	1.1%
Dividend yield	2.5	2.3
Volatility	34.0	35.1
Expected life	6.5 yrs.	5.9 yrs.
Grant-date fair value	$16.35	$16.22

The PNC Financial Services Group, Inc. – Form 10-Q    125

The following table represents the stock option activity for the first three months of 2013.

Table 108: Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2012	14,817	$55.52	747	$681.16	15,564	$85.55
Granted	161	63.87			161	63.87
Exercised	(393)	48.83			(393)	48.83
Cancelled	(321)	66.67	(11)	591.53	(332)	84.31
Outstanding at March 31, 2013	14,264	$55.54	736	$682.52	15,000	$86.31
Exercisable at March 31, 2013	12,303	54.28	736	682.52	13,039	$89.74

During the first three months of 2013, we issued approximately 244,000 shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock primarily for any future stock option exercises.

Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards

The fair value of nonvested incentive/performance unit share awards and restricted stock/share unit awards is initially determined based on prices not less than the market value of our common stock on the date of grant. The value of certain incentive/performance unit share awards is subsequently remeasured based on the achievement of one or more financial and other performance goals generally over a three-year period. The Personnel and Compensation Committee (“P&CC”) of the Board of Directors approves the final award payout with respect to incentive/performance unit share awards. Restricted stock/share unit awards have various vesting periods generally ranging from 36 months to 60 months.

Beginning in 2013, we incorporated several enhanced risk-related performance changes to certain long-term incentive compensation programs. In addition to achieving certain financial performance metrics on both an absolute basis and relative to our peers, final payout amounts will be subject to a negative adjustment if PNC fails to meet certain risk-related performance metrics as specified in the award agreement. However, the P&CC has the discretion to reduce any or all of this negative adjustment under certain circumstances. These awards have either a three-year or a four-year performance period and are payable in either stock or a combination of stock and cash.

Additionally, performance-based restricted share units were granted in 2013 to certain executives as part of annual bonus deferral criteria. These units, payable solely in stock, vest ratably over a four-year period and contain the same risk-related discretionary criteria noted in the paragraph above.

126    The PNC Financial Services Group, Inc. – Form 10-Q

In the following table, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

Table 109: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Share Units	Weighted- Average Grant Date Fair Value
December 31, 2012	1,119	$61.14	3,061	$60.04
Granted	885	63.86	1,082	63.42
Vested/Released	(326)	58.26	(602)	55.04
Forfeited	(15)	57.80	(58)	60.74
March 31, 2013	1,663	$63.19	3,483	$61.94

At March 31, 2013, there was $209 million of unamortized share-based compensation expense related to nonvested equity compensation arrangements granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

Liability Awards

We granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of March 31, 2013, there were 833,502 of these cash-payable restricted share units outstanding.

A summary of all nonvested, cash-payable restricted share unit activity follows:

Table 110: Nonvested Cash-Payable Restricted Share Units – Rollforward

In thousands	Nonvested Cash-Payable Restricted Share Units	Aggregate Intrinsic Value
Outstanding at December 31, 2012	920
Granted	485
Vested and Released	(455)
Forfeited	(1)
Outstanding at March 31, 2013	949	$63,133

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

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and any related cash collateral exchanged with counterparties. Further discussion regarding the rights of setoff associated with these legally enforceable master netting agreements is included in the Offsetting, Counterparty Credit Risk, and Contingent Features section below.

Further discussion on how derivatives are accounted for is included in Note 1 Accounting Policies in our 2012 Form 10-K.

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

The PNC Financial Services Group, Inc. – Form 10-Q    127

rate swaps and zero-coupon swaps to hedge changes in the fair value of fixed rate and zero-coupon investment securities caused by fluctuations in market interest rates. The specific products hedged include U.S. Treasury, government agency and other debt securities. For these hedge relationships, we use statistical regression analysis to assess hedge effectiveness at both the inception of the hedge relationship and on an ongoing basis. There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness.

The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $4 million for the first three months of 2013 compared with net losses of $20 million for the first three months of 2012.

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow March 31, 2013, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $232 million pretax, or $151 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2013. The maximum length of time over which forecasted loan cash flows are hedged is 8 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow March 31, 2013, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $42 million pretax, or $28 million after-tax, as adjustments of yield on investment securities. The maximum length of time we are hedging forecasted purchases is two months. With respect to forecasted sale of securities, there were no amounts in Accumulated other comprehensive income at March 31, 2013.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first three months of 2013 and 2012, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur. The amount of cash flow hedge ineffectiveness recognized in income for the first three months of 2013 and 2012 was not material to PNC’s results of operations.

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

For the first three months of 2013 and 2012, there was no net investment hedge ineffectiveness.

Further detail regarding the notional amounts, fair values and gains and losses recognized related to derivatives used in fair value, cash flow, and net investment hedge strategies is presented in the following derivative tables: Tables 111: Derivatives Total Notional or Contractual Amounts and Fair Values, 113: Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges, 114: Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges, and 115: Derivatives Designated in GAAP Hedge Relationships – Net Investment Hedges.

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

Our residential mortgage banking activities consist of originating, selling and servicing mortgage loans. Residential mortgage loans that will be sold in the secondary market, and the related loan commitments, which are considered derivatives, are accounted for at fair value. Changes in the fair

128    The PNC Financial Services Group, Inc. – Form 10-Q

value of the loans and commitments due to interest rate risk are hedged with forward contracts to sell mortgage-backed securities, as well as U.S. Treasury and Eurodollar futures and options. Gains and losses on the loans and commitments held for sale and the derivatives used to economically hedge them are included in Residential mortgage noninterest income on the Consolidated Income Statement.

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

The derivatives portfolio also includes derivatives used for other risk management activities. These derivatives are entered into based on stated risk management objectives and include credit default swaps (CDSs) used to mitigate the risk of economic loss on a portion of our loan exposure. We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. There were no credit default swaps sold as of March 31, 2013 and December 31, 2012. The fair values of these derivatives typically are based on related credit spreads. Gains and losses on the derivatives entered into for other risk management are included in Other noninterest income. CDSs are included in the following derivative tables: Tables 111: Derivatives Total Notional or Contractual Amounts and Fair Values, 117: Credit Default Swaps, 118: Credit Ratings of Credit Default Swaps and 119: Referenced/Underlying Assets of Credit Default Swaps.

We also periodically enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts. Risk participation agreements are included in the following derivative tables: 111: Derivatives Total Notional or Contractual Amounts and Fair Values, 116: Gains (Losses) on Derivatives Not Designated as Hedging Instruments under GAAP, 120: Risk Participation Agreements Sold and 121: Internal Credit Ratings of Risk Participation Agreements Sold.

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

In connection with the sales of a portion of our Visa Class B common shares in 2012, we entered into swap agreements with the purchaser in which we will make or receive payments based on subsequent changes in the conversion rate of Class B into Class A common shares and to make payments calculated by reference to the market price of the Class A common shares. The fair value of the swaps, included in Other liabilities on our Consolidated Balance Sheet, was $43 million at both March 31, 2013 and December 31, 2012.

Further detail regarding the derivatives not designated in hedging relationships is presented in the following derivative tables: Tables 111: Derivatives Total Notional or Contractual Amounts and Fair Values and 116: Gains (Losses) on Derivatives Not Designated as Hedging Instruments under GAAP.

The PNC Financial Services Group, Inc. – Form 10-Q    129

Table 111: Derivatives Total Notional or Contractual Amounts and Fair Values

	March 31, 2013			December 31, 2012
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges:
Receive fixed swaps (c)	$12,872	$438	$1	$13,428	$504
Forward purchase commitments	1,110	18		250	1
Subtotal	$13,982	$456	$1	$13,678	$505
Fair value hedges:
Receive fixed swaps (c)	$13,874	$1,233	$12	$12,394	$1,365
Pay fixed swaps (c) (d)	1,992	5	111	2,319	2	$144
Subtotal	$15,866	$1,238	$123	$14,713	$1,367	$144
Foreign exchange contracts:
Net investment hedge	822	49		879		8
Total derivatives designated as hedging instruments	$30,670	$1,743	$124	$29,270	$1,872	$152
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$57,752	$2,018	$1,513	$59,607	$2,204	$1,790
Swaptions	3,441	29	32	5,890	209	119
Futures (e)	58,473			49,816
Future options	26,700	8	3	34,350	5	2
Mortgage-backed securities commitments	7,677	15	4	3,429	3	1
Subtotal	$154,043	$2,070	$1,552	$153,092	$2,421	$1,912
Loan sales
Interest rate contracts:
Futures (e)	$585			$702
Bond options	800	$3		900	$3
Mortgage-backed securities commitments	9,710	11	$26	8,033	5	$14
Residential mortgage loan commitments	4,349	70		4,092	85
Subtotal	$15,444	$84	$26	$13,727	$93	$14
Subtotal	$169,487	$2,154	$1,578	$166,819	$2,514	$1,926
Derivatives used for commercial mortgage banking activities
Interest rate contracts:
Swaps	$1,222	$52	$81	$1,222	$56	$84
Swaptions
Futures (e)	2,030			2,030
Commercial mortgage loan commitments	572	14	8	1,259	12	9
Subtotal	$3,824	$66	$89	$4,511	$68	$93
Credit contracts:
Credit default swaps	95	2		95	2
Subtotal	$3,919	$68	$89	$4,606	$70	$93
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$125,498	$3,510	$3,544	$127,567	$3,869	$3,917
Caps/floors – Sold	4,451		2	4,588		1
Caps/floors – Purchased	4,182	21		4,187	21
Swaptions	2,338	75	36	2,285	82	35
Futures (e)	5,443			9,113
Mortgage-backed securities commitments	2,335	3	4	1,736	2	2
Subtotal	$144,247	$3,609	$3,586	$149,476	$3,974	$3,955
Foreign exchange contracts	11,834	169	133	10,737	126	112
Equity contracts	13		1	105	1	3
Credit contracts:
Risk participation agreements	3,757	5	6	3,530	5	6
Subtotal	$159,851	$3,783	$3,726	$163,848	$4,106	$4,076
Derivatives used for other risk management activities:
Interest rate contracts:
Swaps	$794	$4		$601	$4
Futures (e)	285			274
Subtotal	$1,079	$4		$875	$4
Foreign exchange contracts	15		$3	17		$3
Equity contracts	8	3	3	8	2	2
Credit contracts:
Credit default swaps				15
Other contracts (f)	962		384	898		358
Subtotal	$2,064	$7	$390	$1,813	$6	$363
Total derivatives not designated as hedging instruments	$335,321	$6,012	$5,783	$337,086	$6,696	$6,458
Total Gross Derivatives	$365,991	$7,755	$5,907	$366,356	$8,568	$6,610

130    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 47% were based on 1-month LIBOR and 53% on 3-month LIBOR at March 31, 2013 compared with 51% and 49%, respectively, at December 31, 2012.
(d)	Includes zero-coupon swaps.
(e)	Futures contracts settle in cash daily and therefore, no derivative asset or liability is recognized on our Consolidated Balance Sheet.
(f)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs, a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate related to a Non-agency securitization that PNC consolidated in the first quarter of 2013, and the swaps entered into in connection with sales of a portion of Visa Class B common shares in 2012.

OFFSETTING, COUNTERPARTY CREDIT RISK, AND CONTINGENT FEATURES

We utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of various types of derivative instruments with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. In certain cases, minimum thresholds must be exceeded before any collateral is exchanged. Collateral is typically exchanged daily based on the net fair value of the positions with the counterparty as of the preceding day. Any cash collateral exchanged with counterparties under these master netting agreements is also netted against the applicable derivative fair values on the Consolidated Balance Sheet.

However, the fair value of any securities held or pledged is not included in the net presentation on the balance sheet. The following derivative Table 112: Derivative Assets and Liabilities Offsetting shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of March 31, 2013 and December 31, 2012. The table also includes the fair value of any securities collateral held or pledged under these agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Further discussion on ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and the impact of other instruments entered into under master netting arrangements is included in Note 1 under Recent Accounting Pronouncements. Refer to Note 18 Commitments and Guarantees for additional information related to resale and repurchase agreements offsetting.

Table 112: Derivative Assets and Liabilities Offsetting

	Gross Fair Value Derivative Assets	Amounts Offset Under Master Netting Agreements		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
March 31, 2013 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$7,527	$4,365	$776	$2,386		$334	$2,052
Foreign exchange contracts	218	145	24	49			49
Equity contracts	3	3
Credit contracts	7	1		6			6
Total derivative assets	$7,755	$4,514	$800	$2,441	(a)	$334	$2,107

	Gross Fair Value Derivative Liabilities	Amounts Offset Under Master Netting Agreements		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
March 31, 2013 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$5,377	$4,476	$731	$170		$12	$158
Foreign exchange contracts	136	38	5	93			93
Equity contracts	4			4			4
Credit contracts	6			6			6
Other contracts	384			384			384
Total derivative liabilities	$5,907	$4,514	$736	$657	(b)	$12	$645

The PNC Financial Services Group, Inc. – Form 10-Q    131

	Gross Fair Value Derivative Assets	Amounts Offset Under Master Netting Agreements		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
December 31, 2012 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$8,432	$5,041	$1,024	$2,367		$135	$2,232
Foreign exchange contracts	126	61	7	58			58
Equity contracts	3	3
Credit contracts	7	2		5			5
Total derivative assets	$8,568	$5,107	$1,031	$2,430	(a)	$135	$2,295

	Gross Fair Value Derivative Liabilities	Amounts Offset Under Master Netting Agreements		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
December 31, 2012 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$6,118	$5,060	$908	$150		$18	$132
Foreign exchange contracts	123	47	6	70			70
Equity contracts	5			5			5
Credit contracts	6			6			6
Other contracts	358			358			358
Total derivative liabilities	$6,610	$5,107	$914	$589	(b)	$18	$571
(a)	Represents the net amount of derivative assets included in Other Assets on our Consolidated Balance Sheet.
(b)	Represents the net amount of derivative liabilities included in Other Liabilities on our Consolidated Balance Sheet.

In addition to using master netting and related collateral agreements to reduce credit risk associated with derivative instruments, we also seek to minimize credit risk by entering into transactions with counterparties with high credit ratings and by using internal credit approvals, limits, and monitoring procedures. Collateral may also be exchanged under certain derivative agreements that are not considered master netting agreements.

At March 31, 2013, we held cash, U.S. government securities and mortgage-backed securities totaling $1.2 billion under master netting and other collateral agreements to collateralize net derivative assets due from counterparties, and we have pledged cash, U.S. government securities and agency mortgage-backed securities totaling $792 million under these agreements to collateralize net derivative liabilities owed to counterparties. These totals may differ from the amounts presented in the preceding offsetting table because they may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair value with the counterparty as of the balance sheet date due to timing or other factors. To the extent not netted against the derivative fair value under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet.

Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain of the master netting agreements and certain other derivative agreements also contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, we would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2013 was $924 million for which PNC had posted collateral of $748 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2013, would be an additional $176 million.

Our exposure related to risk participations where we sold protection is discussed in the Credit Derivatives section below.

Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives.

132    The PNC Financial Services Group, Inc. – Form 10-Q

GAINS (LOSSES) ON DERIVATIVES

The following tables provide the gains (losses) on derivatives designated as hedging instruments and not designated as hedging instruments under GAAP.

Gains (losses) on derivative instruments and related hedged items follow:

Table 113: Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

			March 31, 2013		March 31, 2012
Three months ended			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	U.S. Treasury and Government Agencies Securities	Investment securities (interest income)	$22	$(23)	$19	$(24)
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	2	(2)
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	(68)	66	(36)	26
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	(65)	64	(53)	48
Total			$(109)	$105	$(70)	$50

Table 114: Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion) (a)
		Amount	Location	Amount	Location	Amount
March 31, 2013	Interest rate contracts	$14	Interest income	$106	Interest income
			Noninterest income	15
March 31, 2012	Interest rate contracts	$53	Interest income	$116	Interest income
			Noninterest income	27
(a)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

Table 115: Derivatives Designated in GAAP Hedge Relationships – Net Investment Hedges

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)
March 31, 2013	Foreign exchange contracts	$57
March 31, 2012	Foreign exchange contracts	$(12)

The PNC Financial Services Group, Inc. – Form 10-Q    133

Gains (losses) on derivative instruments not designated in hedge relationships:

Table 116: Gains (Losses) on Derivatives Not Designated as Hedging Instruments under GAAP

	Three months ended March 31
In millions	2013	2012
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$(39)	$83
Loan sales
Interest rate contracts	34	22
Gains (losses) included in residential mortgage banking activities (a)	$(5)	$105
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$6	$2
Credit contracts (c)	(1)	(1)
Gains (losses) from commercial mortgage banking activities	$5	$1
Derivatives used for customer-related activities:
Interest rate contracts	$19	$36
Foreign exchange contracts	23	17
Equity contracts	(3)	(2)
Credit contracts	(1)	(1)
Gains (losses) from customer-related activities (c)	$38	$50
Derivatives used for other risk management activities:
Interest rate contracts		$1
Foreign exchange contracts
Credit contracts		(1)
Other contracts (d)	$(59)	(54)
Gains (losses) from other risk management activities (c)	$(59)	$(54)
Total gains (losses) from derivatives not designated as hedging instruments	$(21)	$102
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs, a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate related to a Non-agency securitization that PNC consolidated in the first quarter of 2013, and the swaps entered into in connection with sales of a portion of Visa Class B common shares in 2012.

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

Table 117: Credit Default Swaps (a)

	March 31, 2013			December 31, 2012
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Purchased
Single name	$35		8.0	$50		5.8
Index traded	60	$1	36.0	60	$2	36.1
Total	$95	$1	25.7	$110	$2	22.4
(a)	There were no credit default swaps sold as of March 31, 2013 and December 31, 2012 .

134    The PNC Financial Services Group, Inc. – Form 10-Q

The notional amount of these credit default swaps by credit rating follows:

Table 118: Credit Ratings of Credit Default Swaps (a)

Dollars in millions	March 31 2013	December 31 2012
Credit Default Swaps – Purchased
Investment grade (b)	$95	$95
Subinvestment grade (c)		15
Total	$95	$110
(a)	There were no credit default swaps sold as of March 31, 2013 and December 31, 2012.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps follow:

Table 119: Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage- backed securities	Loans
March 31, 2013	37%	63%	0%
December 31, 2012	32%	54%	14%

Risk Participation Agreements

We have sold risk participation agreements with terms ranging from less than 1 year to 24 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

Table 120: Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2013	$2,097	$(6)	6.4
December 31, 2012	$2,053	$(6)	6.6

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Table 121: Internal Credit Ratings of Risk Participation Agreements Sold

	March 31, 2013	December 31, 2012
Pass (a)	99%	99%
Below pass (b)	1%	1%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at March 31, 2013, the exposure from these agreements would be $124 million based on the fair value of the underlying swaps, compared with $143 million at December 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    135

NOTE 14 EARNINGS PER SHARE

Table 122: Basic and Diluted Earnings per Common Share

Three months ended March 31
In millions, except per share data	2013	2012
Basic
Net income	$1,004	$811
Less:
Net income (loss) attributable to noncontrolling interests	(9)	6
Preferred stock dividends and discount accretion and redemptions	75	39
Dividends and undistributed earnings allocated to nonvested restricted shares	4	4
Net income attributable to basic common shares	$934	$762
Basic weighted-average common shares outstanding	526	526
Basic earnings per common share (a)	$1.78	$1.45
Diluted
Net income attributable to basic common shares	$934	$762
Less: Impact of BlackRock earnings per share dilution	5	3
Net income attributable to diluted common shares	$929	$759
Basic weighted-average common shares outstanding	526	526
Dilutive potential common shares (b) (c)	2	3
Diluted weighted-average common shares outstanding	528	529
Diluted earnings per common share (a)	$1.76	$1.44
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(b)	Excludes number of stock options considered to be anti-dilutive of 3 million and 5 million for the three months ended March 31, 2013 and March 31, 2012, respectively.
(c)	Excludes number of warrants considered to be anti-dilutive of 17 million for both the three months ended March 31, 2013 and March 31, 2012, respectively.

136    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 15 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first three months of 2012 and 2013 follows.

Table 123: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2012	527	$2,683	$1,637	$12,072	$18,253	$(105)	$(487)	$3,193	$37,246
Net income					805			6	811
Other comprehensive income (loss), net of tax						386			386
Cash dividends declared
Common ($.35 per share)					(185)				(185)
Preferred					(38)				(38)
Preferred stock discount accretion			1		(1)
Common stock activity (a)		2		(2)
Treasury stock activity	1			19			20		39
Other				(15)				(8)	(23)
Balance at March 31, 2012 (b)	528	$2,685	$1,638	$12,074	$18,834	$281	$(467)	$3,191	$38,236
Balance at January 1, 2013	528	$2,690	$3,590	$12,193	$20,265	$834	$(569)	$2,762	$41,765
Net income					1,013			(9)	1,004
Other comprehensive income (loss), net of tax						(67)			(67)
Cash dividends declared
Common ($.40 per share)					(210)				(210)
Preferred					(67)				(67)
Preferred stock discount accretion			1		(1)
Redemption of noncontrolling interests					(7)			(368)	(375)
Common stock activity (a)				7					7
Treasury stock activity	1			(17)			17
Other				(9)				30	21
Balance at March 31, 2013 (b)	529	$2,690	$3,591	$12,174	$20,993	$767	$(552)	$2,415	$42,078
(a)	Common stock activity totaled less than .5 million shares issued.
(b)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

The PNC Financial Services Group, Inc. – Form 10-Q    137

Table 124: Other Comprehensive Income

Details of other comprehensive income (loss) are as follows (in millions):

	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at December 31, 2011	$1,098	$(402)	$696
First Quarter 2012 activity
Increase in net unrealized gains (losses) on non-OTTI securities	281	(103)	178
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities in interest income	7	(2)	5
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	36	(13)	23
Net unrealized gains (losses) on non-OTTI securities	238	(88)	150
Balance at March 31, 2012	1,336	(490)	846
Balance at December 31, 2012	1,858	(681)	1,177
First Quarter 2013 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(157)	57	(100)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities in interest income	14	(5)	9
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(1)	–	(1)
Net unrealized gains (losses) on non-OTTI securities	(170)	62	(108)
Balance at March 31, 2013	$1,688	$(619)	$1,069
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2011	$(1,166)	$428	$(738)
First Quarter 2012 activity
Increase in net unrealized gains (losses) on OTTI securities	362	(133)	229
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(6)	2	(4)
Less: OTTI losses realized on securities reclassified to noninterest income	(38)	14	(24)
Net unrealized gains (losses) on OTTI securities	406	(149)	257
Balance at March 31, 2012	(760)	279	(481)
Balance at December 31, 2012	(195)	72	(123)
First Quarter 2013 activity
Increase in net unrealized gains (losses) on OTTI securities	131	(47)	84
Less: OTTI losses realized on securities reclassified to noninterest income	(10)	4	(6)
Net unrealized gains (losses) on OTTI securities	141	(51)	90
Balance at March 31, 2013	$(54)	$21	$(33)
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2011	$1,131	$(414)	$717
First Quarter 2012 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	53	(19)	34
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	100	(36)	64
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	16	(6)	10
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	27	(10)	17
Net unrealized gains (losses) on cash flow hedge derivatives	(90)	33	(57)
Balance at March 31, 2012	1,041	(381)	660
Balance at December 31, 2012	911	(333)	578
First Quarter 2013 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	14	(5)	9
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	87	(32)	55
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	19	(7)	12
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	15	(5)	10
Net unrealized gains (losses) on cash flow hedge derivatives	(107)	39	(68)
Balance at March 31, 2013	$804	$(294)	$510

138    The PNC Financial Services Group, Inc. – Form 10-Q

	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2011	$(1,191)	$436	$(755)
First Quarter 2012 activity
Net pension and other postretirement benefit plan activity	27	(9)	18
Amortization of actuarial loss (gain) reclassified to other noninterest expense	24	(9)	15
Amortization of prior service cost (credit) reclassified to other noninterest expense	(3)	1	(2)
Total First Quarter 2012 activity	48	(17)	31
Balance at March 31, 2012	(1,143)	419	(724)
Balance at December 31, 2012	(1,226)	449	(777)
First Quarter 2013 activity
Net pension and other postretirement benefit plan activity	25	(9)	16
Amortization of actuarial loss (gain) reclassified to other noninterest expense	24	(9)	15
Amortization of prior service cost (credit) reclassified to other noninterest expense	(3)	1	(2)
Total First Quarter 2013 activity	46	(17)	29
Balance at March 31, 2013	$(1,180)	$432	$(748)
Other
Balance at December 31, 2011	$(51)	$26	$(25)
First Quarter 2012 Activity
BlackRock gains (losses)	6	(5)	1
Net investment hedge derivatives (b)	(12)	4	(8)
Foreign currency translation adjustments	18	(6)	12
Total First Quarter 2012 activity	12	(7)	5
Balance at March 31, 2012	(39)	19	(20)
Balance at December 31, 2012	(41)	20	(21)
First Quarter 2013 Activity
BlackRock gains (losses)	(4)	(5)	(9)
Net investment hedge derivatives (b)	57	(21)	36
Foreign currency translation adjustments	(59)	22	(37)
Total First Quarter 2013 activity	(6)	(4)	(10)
Balance at March 31, 2013	$(47)	$16	$(31)
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.

Table 125: Accumulated Other Comprehensive Income (Loss) Components

	March 31, 2013		December 31, 2012
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains (losses) on non-OTTI securities	$1,688	$1,069	$1,858	$1,177
Net unrealized gains (losses) on OTTI securities	(54)	(33)	(195)	(123)
Net unrealized gains (losses) on cash flow hedge derivatives	804	510	911	578
Pension and other postretirement benefit plan adjustments	(1,180)	(748)	(1,226)	(777)
Other	(47)	(31)	(41)	(21)
Accumulated other comprehensive income (loss)	$1,211	$767	$1,307	$834

The PNC Financial Services Group, Inc. – Form 10-Q    139

NOTE 16 INCOME TAXES

The net operating loss carryforwards at March 31, 2013 and December 31, 2012 follow:

Table 126: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	March 31 2013	December 31 2012
Net Operating Loss Carryforwards:
Federal	$1,692	$1,698
State	2,407	2,468
Valuation allowance – State	59	54
Tax Credit Carryforwards:
Federal	$29	$29
State	4	4

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

The Company had unrecognized tax benefits of $133 million at March 31, 2013 and $176 million at December 31, 2012. At March 31, 2013, $101 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $82 million within the next twelve months.

NOTE 17 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 17 and also those matters disclosed in Note 23 Legal Proceedings in Part II, Item 8 of our 2012 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2013, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $400 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

140    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following description updates our disclosure of pending legal proceedings provided in our Prior Disclosure.

Captive Mortgage Reinsurance Litigation

Argument on our motion to dismiss the amended complaint in White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928), pending in the United States District Court for the Eastern District of Pennsylvania, was held in April 2013.

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

NOTE 18 COMMITMENTS AND GUARANTEES

Equity Funding and Other Commitments

Our unfunded commitments at March 31, 2013 included private equity investments of $178 million, and other investments of $1 million.

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

Table 127: Net Outstanding Standby Letters of Credit

Dollars in billions	March 31 2013	December 31 2012
Net outstanding standby letters of credit	$11.5	$11.5
Internal credit ratings (as a percentage of portfolio):
Pass (a)	96%	95%
Below pass (b)	4%	5%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances outstanding on March 31, 2013 had terms ranging from less than 1 year to 7 years. The aggregate maximum amount of future payments PNC could be required to make under outstanding standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $14.6 billion at March 31, 2013, of which $7.4 billion support remarketing programs.

The PNC Financial Services Group, Inc. – Form 10-Q    141

As of March 31, 2013, assets of $1.8 billion secured certain specifically identified standby letters of credit. Recourse provisions from third parties of $3.1 billion were also available for this purpose as of March 31, 2013. In addition, a portion of the remaining standby letters of credit and letter of credit risk participations issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and risk participations in standby letters of credit and bankers’ acceptances was $227 million at March 31, 2013.

Standby Bond Purchase Agreements and Other Liquidity Facilities

We enter into standby bond purchase agreements to support municipal bond obligations. At March 31, 2013, the aggregate of our commitments under these facilities was $568 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At March 31, 2013, our total commitments under these facilities were $145 million.

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first three months of 2013. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

142    The PNC Financial Services Group, Inc. – Form 10-Q

Visa Indemnification

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (Visa). Our 2012 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation. This information was updated in Note 23 Legal Proceedings in our 2012 Form 10-K. Additionally, we continue to have an obligation to indemnify Visa for judgments and settlements for the remaining specified litigation.

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

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At March 31, 2013 and December 31, 2012, the unpaid principal balance outstanding of loans sold as a participant in these programs was $13.0 billion and $12.8 billion, respectively. The potential maximum exposure under the loss share arrangements was $4.0 billion at March 31, 2013 and $3.9 billion at December 31, 2012.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $42 million and $43 million as of March 31, 2013 and December 31, 2012, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. The comparable reserve as of March 31, 2012 was $50 million. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Table 128: Analysis of Commercial Mortgage Recourse Obligations

In millions	2013	2012
January 1	$43	$47
Reserve adjustments, net	(1)	3
March 31	$42	$50

RESIDENTIAL MORTGAGE LOAN AND HOME EQUITY REPURCHASE OBLIGATIONS

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. For additional information on loan sales see Note 3 Loan Sale and Servicing Activities and Variable Interest Entities. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

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

The PNC Financial Services Group, Inc. – Form 10-Q    143

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At March 31, 2013 and December 31, 2012, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $547 million and $672 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during the first three months of 2013 and 2012 follows:

Table 129: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2013			2012
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$614	$58	$672	$83	$47	$130
Reserve adjustments, net	4	(3)	1	32	12	44
RBC Bank (USA) acquisition				26		26
Losses – loan repurchases and settlements	(96)	(30)	(126)	(40)	(8)	(48)
March 31	$522	$25	$547	$101	$51	$152
(a)	Repurchase obligation associated with sold loan portfolios of $115.9 billion and $126.0 billion at March 31, 2013 and March 31, 2012, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $3.9 billion and $4.4 billion at March 31, 2013 and March 31, 2012, respectively. PNC is no longer engaged in the brokered home equity business, which was acquired with National City.

Management believes our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of March 31, 2013 and 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices and other economic conditions. At March 31, 2013, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $357 million for our portfolio of residential mortgage loans sold. At March 31, 2013, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

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

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard and borrower and lender paid mortgage insurance with an aggregate maximum exposure up to the specified limits for all reinsurance contracts as follows:

Table 130: Reinsurance Agreements Exposure (a)

In millions	March 31 2013	December 31 2012
Accidental Death & Dismemberment	$2,013	$2,049
Credit Life, Accident & Health	737	795
Lender Placed Hazard (b)	2,871	2,774
Borrower and Lender Paid Mortgage Insurance	193	228
Maximum Exposure	$5,814	$5,846
Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	3%	3%
Quota Share	97%	97%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$736	$794
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur, PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.

144    The PNC Financial Services Group, Inc. – Form 10-Q

A rollforward of the reinsurance reserves for probable losses for the first three months of 2013 and 2012 follows:

Table 131: Reinsurance Reserves – Rollforward

In millions	2013	2012
January 1	$61	$82
Paid Losses	(12)	(14)
Net Provision	5	8
March 31	$54	$76

There were no changes to the terms of existing agreements, nor were any new relationships entered into or existing relationships exited.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At March 31, 2013, the reasonably possible loss above our accrual was not material.

Repurchase and Resale Agreements

We enter into repurchase and resale agreements where we transfer investment securities to/from a third party with the agreement to repurchase/resell those investment securities at a future date for a specified price. Repurchase and resale agreements are treated as collateralized financing transactions for accounting purposes and are generally carried at the amounts at which the securities will be subsequently reacquired or resold, including accrued interest. Repurchase and resale agreements are typically entered into with counterparties under master netting agreements which provide for the right to set off amounts owed one another and liquidate the purchased or borrowed securities in the event of counterparty default. Our policy is to take possession of securities purchased under agreements to resell. We monitor the market value of securities to be repurchased and resold and additional collateral may be obtained where considered appropriate to protect against credit exposure.

In accordance with the disclosure requirements of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, Table 132: Resale and Repurchase Agreements Offsetting shows the amounts owed under resale and repurchase agreements. The amounts reported in that table exclude the market value adjustment on the structured resale agreements of $17 million and $19 million at March 31, 2013 and December 31, 2012, respectively, that we have elected to account for at fair value. Refer to Note 9 Fair Value for additional information regarding the structured resale agreements at fair value. We do not present any repurchase and resale agreements entered into with the same counterparty under a master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 132: Resale and Repurchase Agreements Offsetting.

Further discussion on ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and the impact of other instruments entered into under master netting arrangements is included in Note 1 under Recent Accounting Pronouncements. Refer to Note 13 Financial Derivatives for additional information related to offsetting of financial derivatives.

Table 132: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale Agreements	Amounts Offset Under Master Netting Agreements	Net Resale Agreements (a)	Securities Collateral Held Under Master Netting Agreements (b)	Net Amounts
Resale Agreements
March 31, 2013	$1,066		$1,066	$977	$89
December 31, 2012	975		975	884	91

In millions	Gross Repurchase Agreements	Amounts Offset Under Master Netting Agreements	Net Repurchase Agreements (c)	Securities Collateral Pledged Under Master Netting Agreements (b)	Net Amounts
Repurchase Agreements
March 31, 2013	$3,530		$3,530	$2,543	$987
December 31, 2012	3,215		3,215	2,168	1,047
(a)	Represents the resale agreement amount included in Federal funds sold and resale agreements on our Consolidated Balance Sheet and the related accrued interest income in the amount of $1 million at both March 31, 2013 and December 31, 2012, respectively, which is included in Other Assets on the Consolidated Balance Sheet. These amounts include certain long term resale agreements of $89 million at both March 31, 2013 and December 31, 2012, respectively, which are fully collateralized but might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(b)	In accordance with the requirements of ASU 2011-11, represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(c)	Represents the repurchase agreement amount included in Federal funds purchased and repurchase agreements on our Consolidated Balance Sheet and the related accrued interest expense in the amount of less than $1 million at both March 31, 2013 and December 31, 2012, which is included in Other Liabilities on the Consolidated Balance Sheet. These amounts include overnight repurchase agreements of $937 million and $997 million at March 31, 2013 and December 31, 2012, respectively, entered into with municipalities, pension plans, and certain trusts and insurance companies as well as certain long term repurchase agreements of $50 million at both March 31, 2013 and December 31, 2012, which are fully collateralized but might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.

The PNC Financial Services Group, Inc. – Form 10-Q    145

NOTE 19 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, private equity investments, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

Business Segment Products and Services

Retail Banking provides deposit, lending, brokerage, investment management and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Alabama, Virginia, Georgia, Missouri, Wisconsin and South Carolina.

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, our multi-seller conduit, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing and real estate advisory and technology solutions for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets, with certain products and services offered nationally and internationally.

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions, and trust management and administration for individuals and their families. Institutional asset management provides investment management, custody and retirement administration services. Institutional clients include corporations, unions,

146    The PNC Financial Services Group, Inc. – Form 10-Q

municipalities, non-profits, foundations and endowments, primarily located in our geographic footprint.

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

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publically traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At March 31, 2013, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $63 million and $56 million during the first three months of 2013 and 2012, respectively.

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and a small commercial loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

The PNC Financial Services Group, Inc. – Form 10-Q    147

Table 133: Results Of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2013
Income Statement
Net interest income	$1,049	$926	$73	$48		$203	$90	$2,389
Noninterest income	434	385	182	243	$138	16	168	1,566
Total revenue	1,483	1,311	255	291	138	219	258	3,955
Provision for credit losses (benefit)	162	14	5	20		42	(7)	236
Depreciation and amortization	47	33	10	3			82	175
Other noninterest expense	1,084	447	173	197		52	267	2,220
Income (loss) before income taxes and noncontrolling interests	190	817	67	71	138	125	(84)	1,324
Income taxes (benefit)	70	276	24	26	30	46	(152)	320
Net income	$120	$541	$43	$45	$108	$79	$68	$1,004
Inter-segment revenue		$6	$3	$1	$4	$(2)	$(12)
Average Assets (a)	$74,116	$111,671	$7,131	$10,803	$5,859	$10,735	$83,130	$303,445
2012
Income Statement
Net interest income	$1,044	$916	$75	$51		$217	$(12)	$2,291
Noninterest income	391	328	168	242	$116	(19)	215	1,441
Total revenue	1,435	1,244	243	293	116	198	203	3,732
Provision for credit losses (benefit)	135	19	10	(7)		18	10	185
Depreciation and amortization	46	33	10	3			75	167
Other noninterest expense	1,023	430	166	200		68	401	2,288
Income (loss) before income taxes and noncontrolling interests	231	762	57	97	116	112	(283)	1,092
Income taxes (benefit)	84	267	21	36	26	41	(194)	281
Net income (loss)	$147	$495	$36	$61	$90	$71	$(89)	$811
Inter-segment revenue		$9	$3	$2	$3	$(2)	$(15)
Average Assets (a)	$69,709	$92,896	$6,566	$11,989	$5,565	$12,124	$82,693	$281,542
(a)	Period-end balances for BlackRock.

148    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 20 SUBSEQUENT EVENTS

On March 19, 2013 we announced the redemption completed on April 19, 2013 of depositary shares representing interests in PNC’s 9.875% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series L. Each depositary share represents a 1/4000th interest in a share of the Series L Preferred Stock. All 6,000,000 depositary shares were redeemed, as well as all 1,500 shares of Series L Preferred Stock underlying such depositary shares.

On March 22, 2013 we called for the redemption completed on April 23, 2013 of $15 million of trust preferred securities issued by Yardville Capital Trust VI.

As these redemptions were announced prior to March 31, 2013, our Tier 1 risk-based capital ratio at March 31, 2013 reflected these first quarter announced calls of these securities for redemption.

On April 8, 2013 we called for redemption on May 23, 2013 of the $30 million of trust preferred securities issued by Fidelity Capital Trust III.

On April 29, 2013 and May 9, 2013, PNC Bank, N.A. issued $525 million and $120 million, respectively of floating rate senior notes with a maturity date of April 29, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .32%, on January 29, April 29, July 29, and October 29 of each year beginning on July 29, 2013.

On May 1, 2013 we called for redemption on June 17, 2013 of the following trust preferred securities:

•	$15 million issued by Sterling Financial Statutory Trust III
•	$15 million issued by Sterling Financial Statutory Trust IV
•	$20 million issued by Sterling Financial Statutory Trust V
•	$30 million issued by MAF Bancorp Capital Trust I
•	$8 million issued by James Monroe Statutory Trust III

On May 7, 2013, we issued 500,000 depositary shares, each representing a 1/100th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R, in an underwritten public offering resulting in gross proceeds of $500 million to us before commissions and expenses. We issued 5,000 shares of Series R Preferred Stock to the depositary in this transaction. We intend to use the net proceeds from the sale of the depositary shares for general corporate purposes, which may include advances to our subsidiaries to finance their activities, repayment of outstanding indebtedness, and repurchases and redemptions of issued and outstanding securities of PNC and its subsidiaries.

The PNC Financial Services Group, Inc. – Form 10-Q    149

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	First Quarter 2013			Fourth Quarter 2012
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$25,168	$182	2.90%	$25,552	$188	2.94%
Non-agency	6,025	81	5.40	6,245	85	5.39
Commercial mortgage-backed	3,745	38	4.02	3,674	35	3.81
Asset-backed	5,731	27	1.92	5,643	27	1.93
U.S. Treasury and government agencies	2,715	11	1.65	2,746	12	1.76
State and municipal	2,189	28	4.93	2,034	23	4.66
Other debt	2,649	17	2.58	2,860	21	2.91
Corporate stock and other	368	–	.12	346	–	.24
Total securities available for sale	48,590	384	3.16	49,100	391	3.19
Securities held to maturity
Residential mortgage-backed	4,146	36	3.44	4,377	36	3.34
Commercial mortgage-backed	3,747	44	4.71	3,967	45	4.50
Asset-backed	826	4	1.80	702	3	1.76
U.S. Treasury and government agencies	231	2	3.77	229	3	3.82
State and municipal	639	7	4.23	664	7	4.23
Other	352	2	2.82	355	2	2.89
Total securities held to maturity	9,941	95	3.82	10,294	96	3.73
Total investment securities	58,531	479	3.27	59,394	487	3.28
Loans
Commercial	83,476	841	4.03	80,876	859	4.16
Commercial real estate	18,850	238	5.05	18,678	266	5.57
Equipment lease financing	7,241	73	4.05	6,956	74	4.26
Consumer	61,411	707	4.67	61,430	722	4.68
Residential real estate	15,121	200	5.29	15,257	205	5.36
Total loans	186,099	2,059	4.45	183,197	2,126	4.58
Loans held for sale	3,279	53	6.49	3,025	41	5.34
Federal funds sold and resale agreements	1,176	2	.74	1,290	4	1.04
Other	7,095	58	3.25	6,737	55	3.24
Total interest-earning assets/interest income	256,180	2,651	4.15	253,643	2,713	4.24
Noninterest-earning assets:
Allowance for loan and lease losses	(3,937)			(3,987)
Cash and due from banks	4,055			4,126
Other	47,147			48,349
Total assets	$303,445			$302,131
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$69,003	33	.19	$67,997	33	.19
Demand	39,372	4	.04	36,619	4	.04
Savings	10,671	3	.10	10,190	2	.09
Retail certificates of deposit	23,488	49	.85	24,394	55	.89
Time deposits in foreign offices and other time	2,267	4	.61	2,740	3	.45
Total interest-bearing deposits	144,801	93	.26	141,940	97	.27
Borrowed funds
Federal funds purchased and repurchase agreements	4,328	2	.16	4,023	3	.20
Federal Home Loan Bank borrowings	7,657	11	.61	8,877	16	.70
Bank notes and senior debt	10,469	48	1.83	9,702	51	2.07
Subordinated debt	7,249	51	2.83	6,668	59	3.57
Commercial paper	7,967	5	.25	9,069	7	.28
Other	2,057	12	2.28	1,961	14	2.78
Total borrowed funds	39,727	129	1.30	40,300	150	1.46
Total interest-bearing liabilities/interest expense	184,528	222	.48	182,240	247	.54
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	64,850			65,527
Allowance for unfunded loan commitments and letters of credit	249			239
Accrued expenses and other liabilities	11,891			12,237
Equity	41,927			41,888
Total liabilities and equity	$303,445			$302,131
Interest rate spread			3.67			3.70
Impact of noninterest-bearing sources			.14			.15
Net interest income/margin		$2,429	3.81%		$2,466	3.85%

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

150    The PNC Financial Services Group, Inc. – Form 10-Q

Third Quarter 2012			Second Quarter 2012			First Quarter 2012
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$26,546	$201	3.03%	$26,968	$214	3.17%	$27,031	$212	3.14%
6,490	82	5.08	6,716	94	5.63	6,577	89	5.38
3,720	40	4.29	3,561	39	4.41	3,774	42	4.42
5,525	29	2.09	5,401	26	1.91	4,329	24	2.24
2,516	14	2.08	2,549	15	2.33	3,123	14	1.80
1,972	23	4.62	1,902	22	4.63	1,770	23	5.13
3,045	22	2.85	3,178	20	2.56	2,996	19	2.55
390	–	.12	317	–	.11	347	–	.03
50,204	411	3.27	50,592	430	3.40	49,947	423	3.38

4,480	40	3.50	4,259	39	3.70	4,576	41	3.58
4,180	46	4.46	4,376	51	4.56	4,635	53	4.62
825	5	2.61	874	4	1.83	1,170	5	1.68
227	2	3.81	225	2	3.79	223	2	3.79
671	7	4.18	671	7	4.20	671	7	4.18
357	3	2.82	359	2	2.89	361	3	2.83
10,740	103	3.83	10,764	105	3.90	11,636	111	3.82
60,944	514	3.37	61,356	535	3.49	61,583	534	3.47

79,250	872	4.30	77,131	927	4.75	69,286	789	4.51
18,514	249	5.26	18,440	270	5.78	16,818	220	5.19
6,774	76	4.45	6,586	81	4.96	6,377	76	4.74
60,570	705	4.63	59,832	695	4.67	57,148	679	4.78
15,575	202	5.18	15,932	216	5.44	14,927	209	5.59
180,683	2,104	4.59	177,921	2,189	4.90	164,556	1,973	4.78
2,956	32	4.34	3,016	45	6.00	2,910	50	6.89
1,601	5	1.22	1,666	6	1.45	1,821	7	1.58
6,422	51	3.27	6,173	56	3.62	6,864	64	3.71
252,606	2,706	4.24	250,132	2,831	4.51	237,734	2,628	4.41

(4,152)			(4,176)			(4,314)
3,907			3,694			3,777
47,781			46,501			44,345
$300,142			$296,151			$281,542

$67,628	36	.21	$66,902	34	.21	$61,162	35	.23
34,733	3	.04	34,388	4	.04	31,599	3	.04
10,066	2	.09	10,008	2	.10	9,183	3	.10
25,695	58	.90	27,373	39	.57	29,011	58	.80
3,230	4	.38	3,577	4	.49	3,238	4	.49
141,352	103	.29	142,248	83	.24	134,193	103	.31

4,659	2	.19	4,937	3	.21	4,551	2	.22
10,626	19	.69	10,238	19	.74	8,967	18	.80
9,657	53	2.16	10,618	62	2.30	11,138	70	2.48
6,408	76	4.71	7,293	87	4.77	7,719	98	5.09
10,518	7	.28	8,229	5	.26	5,684	4	.26
1,868	11	2.43	1,809	11	2.25	2,153	11	2.05
43,736	168	1.53	43,124	187	1.72	40,212	203	2.01
185,088	271	.58	185,372	270	.58	174,405	306	.70

62,483			60,478			57,900
225			243			240
11,590			10,375			11,186
40,756			39,683			37,811
$300,142			$296,151			$281,542
		3.66			3.93			3.71
		.16			.15			.19
	$2,435	3.82%		$2,561	4.08%		$2,322	3.90%

Loan fees for the three months ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012 were $52 million, $57 million, $55 million, $56 million and $49 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the three months ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012 were $40 million, $42 million, $36 million, $35 million and $31 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    151

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 17 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2012 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the first quarter of 2013 are included in the following table:

In thousands, except per share data

2013 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 – 31	12	$60.95		21,551
February 1 – 28	362	$62.45		21,551
March 1 – 31	16	$62.37		21,551
Total	390	$62.40
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the first quarter of 2013. Note 15 Employee Benefit Plans and Note 16 Stock Based Compensation Plans in the Notes to Consolidated Financial Statements in Item 8 of our 2012 Annual Report on Form 10-K include additional information regarding our employee benefit plans that use PNC common stock.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the impact of the Federal Reserve’s supervisory assessment of capital adequacy program.

152    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

3.6 and 4.28

Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R

Incorporated by reference to Exhibit 3.1 of PNC’s Current Report on Form 8-K filed May 7, 2013

4.29

Deposit Agreement, dated May 7, 2013, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series R preferred stock

Incorporated by reference to Exhibit 4.2 of PNC’s Current Report on Form 8-K filed May 7, 2013

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.5	Amendment to April 13, 2011 consent order between The PNC Financial Services Group, Inc. and the Board of Governors of the Federal Reserve System

99.6	Amendment to the April 13, 2011 consent order between PNC Bank, National Association and the Office of the Comptroller of the Currency

101	Interactive Data File (XBRL)

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

The PNC Financial Services Group, Inc. – Form 10-Q    153

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 9, 2013 on its behalf by the undersigned thereunto duly authorized.

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

One PNC Plaza, 249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

STOCK LISTING The common stock of The PNC Financial Services Group, Inc. is listed on the New York Stock Exchange under the symbol PNC.

INTERNET INFORMATION The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About PNC – Investor Relations,” such as Investor Events, Quarterly Earnings, SEC Filings, Financial Information, Financial Press Releases and Message from the CEO. Under “Investor Relations,” we will from time to time post information that we believe may be important or useful to investors. We use our Twitter account, @pncnews, as an additional way of disseminating public information from time to time to investors. We generally post the following on our corporate website shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from such calls or events. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information.

Starting in 2013, PNC is required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory hypothetical severely adverse economic scenarios in March of each year and under a PNC-developed hypothetical severely adverse economic scenario in September of each year, as well as information concerning its capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC, and is required to make certain market risk-related public disclosures under the Federal banking agencies’ final market risk capital rule that became effective on January 1, 2013 and implements the enhancements to the market risk framework adopted by the Basel Committee (commonly referred to as “Basel II.5”). Under these regulations, PNC may be able to satisfy at least a portion of these requirements through postings on its website, and PNC expects to do so without also providing disclosure of this information through filings with the Securities and Exchange Commission.

154    The PNC Financial Services Group, Inc. – Form 10-Q

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

CORPORATE GOVERNANCE AT PNC Information about our Board of Directors and its committees and corporate governance at PNC is available on PNC’s corporate website at www.pnc.com/corporategovernance. Shareholders who would like to request printed copies of PNC’s Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, Personnel and Compensation, or Risk Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to PNC’s Corporate Secretary at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

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

	High	Low	Close	Cash Dividends Declared (a)
2013 Quarter
First	$66.93	$58.96	$66.50	$.40
Total				$.40
2012 Quarter
First	$64.79	$56.88	$64.49	$.35
Second	67.89	55.60	61.11	.40
Third	67.04	56.76	63.10	.40
Fourth	65.73	53.36	58.31	.40
Total				$1.55
(a)	Our Board approved a second quarter 2013 cash dividend of $.44 per common share, which was payable on the next business day after the payment date of May 5, 2013.

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

REGISTRAR AND STOCK TRANSFER AGENT

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

The PNC Financial Services Group, Inc. – Form 10-Q    155