Form 10-Q
period 2013-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2013-08-08
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, there were 531,511,981 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2013 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2013 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2013 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2013 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (continued)

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS

Dollars in millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Financial Results (a)
Revenue
Net interest income	$2,258	$2,526	$4,647	$4,817
Noninterest income	1,806	1,097	3,372	2,538
Total revenue	4,064	3,623	8,019	7,355
Noninterest expense	2,435	2,648	4,830	5,103
Pretax, pre-provision earnings (b)	1,629	975	3,189	2,252
Provision for credit losses	157	256	393	441
Income before income taxes and noncontrolling interests	$1,472	$719	$2,796	$1,811
Net income	$1,123	$546	$2,127	$1,357
Less:
Net income (loss) attributable to noncontrolling interests	1	(5)	(8)	1
Preferred stock dividends and discount accretion	53	25	128	64
Net income attributable to common shareholders	$1,069	$526	$2,007	$1,292
Diluted earnings per common share	$1.99	$.98	$3.76	$2.42
Cash dividends declared per common share	$.44	$.40	$.84	$.75
Performance Ratios
Net interest margin (c)	3.58%	4.08%	3.69%	3.99%
Noninterest income to total revenue	44	30	42	35
Efficiency	60	73	60	69
Return on:
Average common shareholders’ equity	11.81	6.23	11.25	7.80
Average assets	1.49	.74	1.42	.94

See page 70 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended June 30, 2013 and June 30, 2012 were $40 million and $35 million, respectively. The taxable-equivalent adjustments to net interest income for the six months ended June 30, 2013 and June 30, 2012 were $80 million and $66 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    1

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	June 30 2013	December 31 2012	June 30 2012
Balance Sheet Data (dollars in millions, except per share data)
Assets	$304,415	$305,107	$299,575
Loans (b) (c)	189,775	185,856	180,425
Allowance for loan and lease losses (b)	3,772	4,036	4,156
Interest-earning deposits with banks (b)	3,797	3,984	3,995
Investment securities (b)	57,449	61,406	61,937
Loans held for sale (c)	3,814	3,693	3,333
Goodwill and other intangible assets	11,228	10,869	10,962
Equity investments (b) (d)	10,054	10,877	10,617
Other assets (b) (c)	24,297	23,679	24,559

Noninterest-bearing deposits	66,708	69,980	64,476
Interest-bearing deposits	145,571	143,162	142,447
Total deposits	212,279	213,142	206,923
Transaction deposits	175,564	176,705	166,043
Borrowed funds (b) (c)	39,864	40,907	43,689
Shareholders’ equity	40,286	39,003	37,005
Common shareholders’ equity	36,347	35,413	33,884
Accumulated other comprehensive income	45	834	402

Book value per common share	$68.46	$67.05	$64.00
Common shares outstanding (millions)	531	528	529
Loans to deposits	89%	87%	87%

Client Assets (billions)
Discretionary assets under management	$117	$112	$109
Nondiscretionary assets under administration	116	112	105
Total assets under administration	233	224	214
Brokerage account assets	39	38	36
Total client assets	$272	$262	$250

Capital Ratios
Basel I capital ratios
Tier 1 common	10.1%	9.6%	9.3%
Tier 1 risk-based (e)	12.0	11.6	11.4
Total risk-based (e)	15.2	14.7	14.2
Leverage (e)	10.9	10.4	10.1
Common shareholders’ equity to assets	11.9	11.6	11.3
Pro forma Basel III Tier 1 common (f)	8.2%	7.5%	N/A (g)

Asset Quality
Nonperforming loans to total loans	1.75%	1.75%	1.92%
Nonperforming assets to total loans, OREO and foreclosed assets	1.99	2.04	2.31
Nonperforming assets to total assets	1.24	1.24	1.39
Net charge-offs to average loans (for the three months ended) (annualized) (h)	.44	.67	.71
Allowance for loan and lease losses to total loans	1.99	2.17	2.30
Allowance for loan and lease losses to nonperforming loans (i)	114%	124%	120%
Accruing loans past due 90 days or more	$1,762	$2,351	$2,483
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include consolidated variable interest entities. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(c)	Amounts include assets and liabilities for which we have elected the fair value option. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(d)	Amounts include our equity interest in BlackRock.
(e)	The minimum U.S. regulatory capital ratios under Basel I are 4.0% for Tier 1 risk-based, 8.0% for Total risk-based, and 4.0% for Leverage. The comparable well-capitalized levels are 6.0% for Tier 1 risk-based, 10.0% for Total risk-based, and 5.0% for Leverage.
(f)	PNC’s pro forma Basel III Tier 1 common capital ratio was estimated without the benefit of phase-ins and is based on our understanding of the prior Basel III rule proposals issued by the U.S. banking agencies in June 2012. See Table 21: Basel I Risk-Based Capital and Table 22: Estimated Pro forma Basel III Tier 1 Common Capital Ratio and related information for further detail on how this pro forma ratio differs from the Basel I Tier 1 common capital ratio. The Basel III ratio will replace the current Basel I ratio for this regulatory metric when PNC exits the parallel run qualification phase.
(g)	Pro forma Basel III Tier 1 common capital ratio not disclosed in our second quarter 2012 Form 10-Q.
(h)	Pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, additional charge-offs of $134 million were taken.
(i)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

2    The PNC Financial Services Group, Inc. – Form 10-Q

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2012 Annual Report on Form 10-K (2012 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2012 Form 10-K and our First Quarter 2013 Form 10-Q: the Risk Management And Recourse and Repurchase Obligation sections of the Financial Review portion of the respective report; Item 1A Risk Factors included in our 2012 Form 10-K; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2012 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 19 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis.

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

We strive to expand and deepen customer relationships by offering convenient banking options and innovative technology solutions, providing a broad range of fee-based and credit products and services, focusing on customer service and enhancing our brand. Our approach is focused on organically growing and deepening client relationships that meet our risk/return measures. Our strategies for growing fee income across our lines of business are focused on achieving deeper market penetration and cross selling our diverse product mix. A key priority is to drive growth in newly acquired and underpenetrated markets, including in the Southeast. We may also grow revenue through appropriate and targeted acquisitions and, in certain businesses, by expanding into new geographical markets.

Our capital priorities for 2013 are to support client growth and business investment, maintain appropriate capital in light of economic uncertainty and the Basel III framework and return excess capital to shareholders through dividends, in accordance with our capital plan included in our 2013 Comprehensive Capital Analysis and Review (CCAR) submission to the Board of Governors of the Federal Reserve System (Federal Reserve). We continue to improve our capital levels and ratios through retention of quarterly earnings and expect to build capital through retention of future earnings. During 2013, PNC does not expect to repurchase common stock through a share buyback program. PNC continues to maintain a strong bank and bank holding company liquidity position. For more detail, see the 2013 Capital and Liquidity Actions portion of this Executive Summary, the Funding and Capital Sources portion of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2012 Form 10-K.

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

2013 CAPITAL AND LIQUIDITY ACTIONS

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process. This capital adequacy assessment is based on a review of a comprehensive capital plan submitted to the Federal Reserve.

In connection with the 2013 CCAR, PNC submitted its capital plan, approved by its board of directors, to the Federal Reserve and our primary bank regulators in January 2013. As

The PNC Financial Services Group, Inc. – Form 10-Q    3

we announced on March 14, 2013, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions, which included a recommendation to increase the quarterly common stock dividend in the second quarter of 2013. A share repurchase program for 2013 was not included in the capital plan primarily as a result of PNC’s 2012 acquisition of RBC Bank (USA) and expansion into Southeastern markets. For additional information concerning the CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, see Item 1 Business – Supervision and Regulation included in our 2012 Form 10-K.

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review, as well as Note 20 Subsequent Events in the Notes To Consolidated Financial Statements in this Report, for more detail on our 2013 capital and liquidity actions.

On April 4, 2013, consistent with our capital plan submitted to the Federal Reserve in 2013, our board of directors approved an increase to PNC’s quarterly common stock dividend from 40 cents per common share to 44 cents per common share with a payment date of May 5, 2013, payable the next business day, to shareholders of record at the close of business on April 16, 2013. On July 3, 2013, our board of directors declared a quarterly common stock cash dividend of 44 cents per share with a payment date of August 5, 2013 to shareholders of record at the close of business on July 15, 2013.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

There have been numerous legislative and regulatory developments and dramatic changes in the competitive landscape of our industry over the last several years. The United States and other governments have undertaken major reform of the regulation of the financial services industry, including engaging in new efforts to impose requirements designed to strengthen the stability of the financial system and protect consumers and investors. We expect to face further increased regulation of our industry as a result of current and future initiatives intended to provide economic stimulus, financial market stability and enhanced regulation of financial services companies and to enhance the liquidity and solvency of financial institutions and markets. We also expect in many cases more intense scrutiny from our supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Compliance with new regulations will increase our costs and reduce our revenue. Some new regulations may limit our ability to pursue certain desirable business opportunities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), enacted in July 2010, mandates the most wide-ranging overhaul of financial industry regulation in decades. Many parts of the law are now in effect, and others are now in the implementation stage, which is likely to continue for several years.

New and evolving capital and liquidity standards will have a significant effect on banks and bank holding companies, including PNC. In July 2013, the U.S. banking agencies issued final rules to implement the Basel III capital framework in the United States. In addition, the banking agencies issued final rules to revise the framework for the risk-weighting of assets under Basel I and Basel II (referred to as the standardized approach and the advanced approaches, respectively). For banking organizations subject to Basel II (such as PNC), the Basel III final rules become effective on January 1, 2014, although many provisions are phased-in over a period of years, with the rules generally fully phased-in as of January 1, 2019. The changes made to the Basel I risk-weighting framework by the standardized approach rules become effective on January 1, 2015, and the changes made to the Basel II risk-weighting framework by the advanced approaches rules become effective on January 1, 2014.

The Basel III final rules, among other things, narrow the definition of regulatory capital, require banking organizations with $15 billion or more in assets to phase-out trust preferred securities from Tier 1 regulatory capital, establish a new Tier 1 common capital requirement for banking organizations and revise the capital levels at which a bank would be subject to prompt corrective action. As of June 30, 2013, PNC had $216 million of trust preferred securities included in Tier 1 capital which, under these rules and Dodd-Frank, will no longer qualify as Tier 1 capital over time to the extent they remain outstanding. The final rules also would require that significant common stock investments in unconsolidated financial institutions (as defined in the final rules), as well as mortgage servicing rights and deferred tax assets, be deducted from regulatory capital to the extent such items individually exceed 10%, or in the aggregate exceed 15%, of the organization’s adjusted Tier 1 common capital. The Basel III final rules also significantly limit the extent to which minority interests in consolidated subsidiaries (including minority interests in the form of REIT preferred securities) may be included in regulatory capital. As of June 30, 2013, PNC had approximately $1 billion of REIT preferred securities outstanding that will be subject to these limitations over time to the extent they remain outstanding. In addition, for Basel II banking organizations, like PNC, the final rules remove the filter that currently excludes unrealized gains and losses (other than those resulting from other-than-temporary impairments) on available for sale debt securities from affecting regulatory capital, which could increase the volatility of regulatory capital of Basel II banking organizations in response to changes in interest rates.

When fully phased-in on January 1, 2019, the Basel III rules require that banking organizations maintain a minimum Tier 1 common ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. Moreover,

4    The PNC Financial Services Group, Inc. – Form 10-Q

the final rules, when fully phased-in, will also require banking organizations to maintain a Tier 1 common ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a total capital ratio of at least 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments. For Basel II banking organizations (such as PNC), these higher buffer levels above the regulatory minimums could be supplemented by a countercyclical capital buffer of up to an additional 2.5% during periods of excessive credit growth, although this buffer is initially set at zero in the United States. After a Basel II banking organization exits its “parallel run” qualification phase under the Basel II framework, its compliance with these minimum and buffer ratio levels will be determined using the lower of the organization’s capital ratios calculated under the standardized or the advanced approach. For additional information concerning PNC’s estimated fully phased-in pro forma Basel III Tier 1 common ratio as well as the Basel II “parallel run” process, please see Balance Sheet Highlights in this Executive Summary section, and Capital and Table 22: Estimated Pro Forma Basel III Tier 1 Common Capital in the Consolidated Balance Sheet Review section, of this Report.

Basel II banking organizations also are subject to a new minimum 3% supplementary leverage ratio that becomes effective on January 1, 2018, with public reporting of the ratio beginning in 2015. Unlike the existing leverage ratio, the denominator of the supplementary leverage ratio takes into account certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts. We estimate that our supplementary leverage ratio currently exceeds the new minimum ratio requirement applicable to PNC that goes into effect in 2018. In July 2013, the U.S. banking agencies separately requested comment on a proposed rule that would raise the supplemental leverage ratio for U.S. bank holding companies that have $700 billion or more in total consolidated assets or $10 trillion or more in assets under custody and for the insured depository institution subsidiaries of these bank holding companies. Based on the asset and custody thresholds included in the proposed rule, PNC and PNC Bank, National Association would not be subject to this higher proposed supplemental leverage ratio.

As noted above, the final rules adopted by the U.S. banking agencies in July 2013 revise both the Basel I and Basel II risk-weighting framework. Both the standardized approach rules (which will replace the Basel I risk-weighting framework as of January 1, 2015) and the advanced approaches modifications to the Basel II risk-weighting framework replace the use of credit ratings with alternative methodologies for assessing creditworthiness and establish a new framework (referred to as the Simplified Supervisory Framework Approach) for risk-weighting securitization exposures (such as privately issued mortgage-backed securities and asset-backed securities). The standardized approach also would, among other things, increase the risk weight applicable to high volatility commercial real estate exposures and past due exposures, establish a new framework for cleared derivatives and securities financing transactions, and require that equity exposures (other than those that are deducted from capital) be risk-weighted in a manner similar to the existing Basel II rules for equity exposures. In addition, Basel II banks that have not exited the parallel run qualification phase by the first quarter of 2015 are required to make certain public disclosures after that date under the standardized approach until the bank exits parallel run (after which it would make the public disclosures required by the advanced approaches rule). The advanced approaches rule would, among other things, significantly alter the methodology for determining counterparty credit risk weights, including the establishment of a credit valuation adjustment for counterparty risk in over-the-counter (OTC) derivative transactions, under Basel II.

The need to maintain more and higher quality capital could limit PNC’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in PNC taking steps to increase its capital that may be dilutive to shareholders or being limited in its ability to pay dividends or otherwise return capital to shareholders, or selling or refraining from acquiring assets, the capital requirements for which are inconsistent with the assets’ underlying risks. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions.

On July 31, 2013, the United States District Court for the District of Columbia granted summary judgment to the plaintiffs in NACS, et al. v. Board of Governors of the Federal Reserve System. The decision vacated the debit card interchange and network processing rules that went into effect in October 2011 and that were adopted by the Federal Reserve to implement provisions of the Dodd-Frank Act. The court found among other things that the debit card interchange fees permitted under the rules allowed card issuers to recover costs that were not permitted by the statute. The court has temporarily stayed its decision. We do not now know the ultimate impact of this ruling, nor the timing of any such impact, but if the ruling were to take effect it could have a materially adverse impact on our debit card interchange revenues. Debit card interchange revenue for the year ended December 31, 2012 was approximately $305 million.

For additional information concerning recent legislative and regulatory developments, as well as certain governmental, legislative and regulatory inquiries and investigations that may affect PNC, please see Item 1 Business – Supervision and Regulation, Item 1A Risk Factors and Note 23 Legal Proceedings in Item 8 of our 2012 Form 10-K and Note 17 Legal Proceedings and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    5

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	General economic conditions, including the continuity, speed and stamina of the moderate U.S. economic recovery in general and on our customers in particular,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for non-loan products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•

The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined elsewhere in this Report, in our 2012 Form 10-K and in our other SEC filings, and

•	The impact of market credit spreads on asset valuations.

In addition, our success will depend upon, among other things:

•	Further success in growing profitability through the acquisition and retention of customers,
•	Continued development of the geographic markets related to our recent acquisitions, including full deployment of our product offerings into our Southeast markets,
•	Our ability to effectively manage PNC’s balance sheet and generate net interest income,
•	Revenue growth and our ability to provide innovative and valued products to our customers,
•	Our ability to utilize technology to develop and deliver products and services to our customers and protect PNC’s systems and customer information,
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•	A sustained focus on expense management,
•	Managing the non-strategic assets portfolio and impaired assets,
•	Improving our overall asset quality,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to manage risk to acceptable levels and to meet evolving regulatory capital standards,
•	Actions we take within the capital and other financial markets,
•	The impact of legal and regulatory-related contingencies, and
•	The appropriateness of reserves needed for critical estimates and related contingencies.

For additional information, please see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2012 Form 10-K.

INCOME STATEMENT HIGHLIGHTS

•

Net income for the second quarter of 2013 of $1.1 billion increased $.6 billion compared to the second quarter of 2012, driven by revenue growth of 12%, a decline in noninterest expense of 8% and a decrease in provision for credit losses. For additional detail, please see the Consolidated Income Statement Review section in this Financial Review.

•

Net interest income of $2.3 billion for the second quarter of 2013 decreased 11% compared with the second quarter of 2012, reflecting the impact of lower purchase accounting accretion and lower yields on loans and securities, partially offset by lower rates paid on borrowed funds.

•

Net interest margin decreased to 3.58% for the second quarter of 2013 compared to 4.08% for the second quarter of 2012. Consistent with the decline in net interest income, the decrease in net interest margin reflected lower purchase accounting accretion and lower yields on loans and securities, partially offset by lower rates paid on borrowed funds.

•

Noninterest income of $1.8 billion for the second quarter of 2013 increased by $.7 billion compared to the second quarter of 2012. The increase was attributable to lower provision for residential mortgage repurchase obligations, strong customer fee income and higher gains on asset sales and valuations.

•	The provision for credit losses decreased to $157 million for the second quarter of 2013 compared to $256 million for the second quarter of 2012 driven by overall credit quality improvement.
•

Noninterest expense of $2.4 billion for the second quarter of 2013 decreased 8% compared with the second quarter of 2012, primarily due to lower noncash charges related to redemption of trust preferred securities, the impact of second quarter 2012 integration costs, and lower residential mortgage foreclosure-related expenses.

CREDIT QUALITY HIGHLIGHTS

•	Overall credit quality improved during the second quarter of 2013. The following comparisons to December 31, 2012 were impacted by alignment with interagency guidance in the first quarter of 2013 on

6    The PNC Financial Services Group, Inc. – Form 10-Q

practices for loans and lines of credit related to consumer lending. This had the overall effect of (i) accelerating charge-offs, (ii) increasing nonperforming loans and (iii), in the case of loans accounted for under the fair value option, increasing nonaccrual loans. In addition, commercial real estate delinquencies declined due to improved performance. See the Credit Risk Management section of this Financial Review for further detail.

•

Nonperforming assets of $3.8 billion at June 30, 2013 remained relatively flat compared to December 31, 2012. The comparison includes the addition of $426 million of consumer loans to nonperforming pursuant to alignment with interagency guidance for loans and lines of credit that occurred in the first quarter of 2013, substantially offset by a reduction in total commercial nonperforming loans due to credit quality improvement and lower consumer nonperforming loans largely due to principal activity. Nonperforming assets to total assets were 1.24% at both June 30, 2013 and December 31, 2012 compared with 1.39% at June 30, 2012.

•

Overall delinquencies of $2.8 billion decreased $.9 billion as of June 30, 2013 compared with December 31, 2012. The reduction was partially due to a decline in total consumer loan delinquencies of $395 million pursuant to alignment with interagency guidance in which loans were moved from various delinquency categories to either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing. In addition, during the first six months of 2013, government insured residential real estate accruing loans past due 90 days or more declined $324 million, the majority of which were transferred to OREO. Finally, commercial real estate delinquencies decreased $84 million due to improved performance.

•

Net charge-offs of $208 million decreased $107 million compared to the second quarter of 2012, reflecting a decrease in home equity, commercial and commercial real estate net charge-offs of $97 million. On an annualized basis, net charge-offs were 0.44% of average loans for the second quarter of 2013 and 0.71% of average loans for the second quarter of 2012. Net charge-offs for the first six months were $664 million, up slightly compared to $648 million of net charge-offs for the first six months of 2012, due to the impact of alignment with interagency guidance in first quarter 2013, partially offset by improving credit quality in the second quarter of 2013. On an annualized basis, net charge-offs for the first half of 2013 were 0.71% of average loans and 0.76% of average loans for the first half of 2012.

•	The allowance for loan and lease losses was 1.99% of total loans and 114% of nonperforming loans at June 30, 2013, compared with 2.17% and 124% at December 31, 2012, respectively. The decrease in the allowance compared with year end resulted from improved overall credit quality and the impact of alignment with interagency guidance.

BALANCE SHEET HIGHLIGHTS

•	Total loans increased by $3.9 billion to $190 billion at June 30, 2013 compared to December 31, 2012.
•	Total commercial lending increased by $4.3 billion, or 4%, from December 31, 2012, as a result of growth in commercial loans to new and existing customers.
•

Total consumer lending decreased $.4 billion from December 31, 2012 primarily from pay downs of residential real estate, education and credit card loans, partially offset by increases in home equity and automobile loans.

•	Total deposits decreased by $0.9 billion to $212 billion at June 30, 2013 compared with December 31, 2012.
•	PNC’s well-positioned balance sheet remained core funded with a loans to deposits ratio of 89% at June 30, 2013.
•	PNC had a strong capital position at June 30, 2013.
•	The Basel I Tier 1 common capital ratio increased to 10.1% compared with 9.6% at December 31, 2012.
•	The pro forma Basel III Tier 1 common capital ratio was an estimated 8.2% at June 30, 2013 compared with 7.5% at December 31, 2012 without benefit of phase-ins.
–

PNC continues to evaluate the Basel III final rules adopted in July 2013. Pending completion of that evaluation this estimate is based on our understanding of the prior U.S. Basel III rule proposals issued in 2012. We do not believe the changes in the final rules from the proposals will negatively impact our common capital ratio.

–	See the Capital discussion and Table 22: Estimated Pro forma Basel III Tier 1 Common Capital Ratio in the Consolidated Balance Sheet Review section of this Financial Review for more detail.
•	In April 2013, the PNC board of directors raised the quarterly cash dividend on common stock to 44 cents per share, an increase of 4 cents per share, or 10%, effective with the May dividend.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results for the first six months of 2013 and 2012 and balances at June 30, 2013 and December 31, 2012, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    7

2012 ACQUISITION AND DIVESTITURE ACTIVITY

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

See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in this Report for additional information regarding this 2012 acquisition and divestiture activity.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Table 2: Summarized Average Balance Sheet

Six months ended June 30 Dollars in millions	2013	2012
Average assets
Interest-earning assets
Investment securities	$57,683	$61,469
Loans	187,359	171,239
Other	11,099	11,225
Total interest-earning assets	256,141	243,933
Other	46,591	44,914
Total average assets	$302,732	$288,847
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$145,014	$138,220
Borrowed funds	39,161	41,668
Total interest-bearing liabilities	184,175	179,888
Noninterest-bearing deposits	64,800	59,189
Other liabilities	11,650	11,023
Equity	42,107	38,747
Total average liabilities and equity	$302,732	$288,847

Various seasonal and other factors impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at June 30, 2013 compared with December 31, 2012.

Total average assets increased to $302.7 billion for the first six months of 2013 compared with $288.8 billion for the first six months of 2012, primarily due to an increase of $12.2 billion in average interest-earning assets driven by an increase in average total loans, including the impact of loans added in the RBC Bank (USA) acquisition, which closed March 2, 2012.

Total assets were $304.4 billion at June 30, 2013 compared with $305.1 billion at December 31, 2012.

Average total loans increased by $16.1 billion to $187.4 billion for the first six months of 2013 compared with the six months of 2012, including increases in average commercial loans of $11.5 billion and average consumer loans of $3.0 billion. The overall increase in loans reflected organic loan growth, primarily in our Corporate & Institutional Banking segment, as well as the impact of loans added in the RBC Bank (USA) acquisition.

Loans represented 73% of average interest-earning assets for the first six months of 2013 and 70% of average interest-earning assets for the first six months of 2012.

Average investment securities decreased $3.8 billion to $57.7 billion in the first six months of 2013 compared with the first six months of 2012, primarily as a result of principal payments, including prepayments and maturities, partially offset by net purchase activity. During the second quarter of 2013, we entered into certain transactions to purchase securities that will be delivered in the third and fourth quarters of 2013. Total investment securities comprised 23% of average interest-earning assets for the first six months of 2013 and 25% for the first six months of 2012.

Average noninterest-earning assets increased $1.7 billion to $46.6 billion in the six months of 2013 compared with the six months of 2012. The increase included the impact of higher adjustments for net unrealized gains on securities, which are included in noninterest-earning assets for average balance sheet purposes, the six month impact of the RBC Bank (USA) acquisition, including goodwill, and an increase in equity investments. These increases were partially offset by decreased unsettled securities sales, which are included in noninterest-earning assets for average balance sheet purposes.

Average total deposits were $209.8 billion for the first six months of 2013 compared with $197.4 billion for the first six months of 2012. The increase of $12.4 billion primarily resulted from an increase of $17.4 billion in average transaction deposits which grew to $173.6 billion for the first six months of 2013 compared with $156.2 billion for the first six months of 2012. Growth in average interest-bearing demand deposits, average noninterest-bearing deposits and average money market deposits drove the increase in average transaction deposits, which resulted from the six month impact of the RBC Bank (USA) acquired deposits and organic growth. These increases were partially offset by a decrease of $5.1 billion in average retail certificates of deposit attributable to runoff of maturing accounts. Total deposits at June 30, 2013 were $212.3 billion compared with $213.1 billion at December 31, 2012 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review.

Average total deposits represented 69% of average total assets for the first six months of 2013 and 68% for the first six months of 2012.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Average borrowed funds decreased by $2.5 billion to $39.2 billion for the first six months of 2013 compared with the first six months of 2012. Lower average Federal Home Loan Bank (FHLB) borrowings were partially offset by an increase in average commercial paper. Total borrowed funds at June 30, 2013 were $39.9 billion compared with $40.9 billion at December 31, 2012 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our borrowed funds.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $1.9 billion for the first six months of 2013 and $1.6 billion for the first six months of 2012. Highlights of results for the first six months and the second quarter of 2013 and 2012 are included below. The Business Segments Review section of this Financial Review includes further analysis of our business segment results over the first six months of 2013 and 2012, including presentation differences from Note 19 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 19 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Table 3: Results Of Businesses – Summary

(Unaudited)

	Net Income		Revenue		Average Assets (a)
Six months ended June 30-in millions	2013	2012	2013	2012	2013	2012
Retail Banking	$278	$283	$3,037	$2,987	$74,317	$71,420
Corporate & Institutional Banking	1,153	1,072	2,761	2,705	111,941	97,866
Asset Management Group	79	74	509	483	7,210	6,613
Residential Mortgage Banking	65	(152)	519	184	10,604	11,745
BlackRock	220	178	287	227	5,982	5,597
Non-Strategic Assets Portfolio	139	138	394	421	10,511	12,407
Total business segments	1,934	1,593	7,507	7,007	220,565	205,648
Other (b) (c)	193	(236)	512	348	82,167	83,199
Total	$2,127	$1,357	$8,019	$7,355	$302,732	$288,847
(a)	Period-end balances for BlackRock.
(b)	“Other” average assets include securities available for sale associated with asset and liability management activities.
(c)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in the Business Segments Review section of this Financial Review and in Note 19 Segment Reporting in the Notes To Consolidated Financial Statements in this Report.

Retail Banking

Retail Banking earned $278 million in the first six months of 2013 compared with $283 million for the same period a year ago. Earnings were essentially flat compared to a year ago as higher noninterest income was offset by lower net interest income and higher noninterest expense. Retail Banking’s core strategy is to efficiently grow customers by providing an experience that builds customer loyalty and expands loan, investment product, and money management share of wallet. Net checking relationships grew 114,000 in the first six months of 2013. The growth reflects strong results and gains in all of our markets, as well as strong customer retention in the overall network.

In the second quarter of 2013, Retail Banking earned $158 million compared with earnings of $136 million for the second quarter of 2012. The increase in earnings was primarily due to the gain on sale of 2 million Visa Class B common shares, higher fee income, lower provision for credit losses and lower additions to legal reserves. These increases were partially offset by a decline in net interest income.

Corporate & Institutional Banking

Corporate & Institutional Banking earned $1.2 billion in the first six months of 2013 as compared with $1.1 billion in the first six months of 2012. The increase in earnings was primarily due to an increase in noninterest income and improved credit quality, partially offset by lower net interest income. We continued to focus on building client relationships, including increasing cross sales and adding new clients where the risk-return profile was attractive.

In the second quarter of 2013, Corporate & Institutional Banking earned $612 million compared with earnings of $577 million in the second quarter of 2012. The increase reflected higher noninterest income and a benefit on the provision for credit losses, which were partially offset by a decrease in net interest income.

Asset Management Group

Asset Management Group earned $79 million through the first six months of 2013 compared with $74 million in the same period of 2012. The increase in earnings was due to higher

The PNC Financial Services Group, Inc. – Form 10-Q    9

revenue of $26 million partially offset by higher noninterest expense. Assets under administration were $233 billion as of June 30, 2013 compared to $214 billion as of June 30, 2012. The core growth strategies for the business continue to include: investing in higher growth geographies, increasing internal referral sales and adding new front line sales staff.

In the second quarter of 2013, Asset Management Group earned $36 million compared with $38 million in the second quarter of 2012. The decrease is primarily due to an increase in noninterest expense from strategic business investments and an increase in the provision for credit losses.

Residential Mortgage Banking

Residential Mortgage Banking reported earnings of $65 million in the first six months of 2013 compared with losses of $152 million in the first six months of 2012. Earnings increased from the prior year six month period primarily as a result of decreased provision for residential mortgage repurchase obligations.

In the second quarter of 2013, Residential Mortgage Banking reported earnings of $20 million compared with a loss of $213 million in the second quarter of 2012 due to a decrease in provision for residential mortgage repurchase obligations and a decrease in the noninterest expense.

BlackRock

Our BlackRock business segment earned $220 million in the first six months of 2013 and $178 million in the first six months of 2012. In the second quarter of 2013, business segment earnings from BlackRock were $112 million compared with $88 million in the second quarter of 2012.

Non-Strategic Assets Portfolio

This business segment consists primarily of acquired non-strategic assets. Non-Strategic Assets Portfolio had earnings of $139 million for the first six months of 2013 compared with $138 million in the first six months of 2012. Earnings were relatively flat year-over-year as higher noninterest income and lower noninterest expense were offset by lower net interest income and a higher provision for credit losses.

In the second quarter of 2013, Non-Strategic Assets Portfolio had earnings of $60 million compared with $67 million for the second quarter of 2012. The decrease was due to a decrease in net interest income driven by lower purchase accounting accretion and lower loan balances.

Other

“Other” reported earnings of $193 million for the six months of 2013 compared with a loss of $236 million for the first six months of 2012. In the second quarter of 2013, “Other” reported earnings of $125 million compared with a loss of $147 million in the second quarter of 2012.

10    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first six months of 2013 was $2.1 billion, compared with net income of $1.4 billion for the first six months of 2012. The increase in year-over-year net income was driven by revenue growth of 9%, a decline in noninterest expense of 5% and a decrease in provision for credit losses. Higher revenue for the first six months of 2013 reflected lower provision for residential mortgage repurchase obligations, strong customer fee income and higher gains on asset sales and valuations and was partially offset by lower net interest income.

Net income for the second quarter of 2013 was $1.1 billion compared with $.5 billion for the second quarter of 2012. The increase in net income was due to revenue growth of 12%, a decline in noninterest expense of 8% and a decrease in provision for credit losses. Higher revenue for the second quarter of 2013 reflected lower provision for residential mortgage repurchase obligations, strong customer fee income and higher gains on asset sales and valuations, partially offset by lower net interest income.

NET INTEREST INCOME

Table 4: Net Interest Income and Net Interest Margin

	Six months ended June 30		Three months ended June 30
Dollars in millions	2013	2012	2013	2012
Net interest income	$4,647	$4,817	$2,258	$2,526
Net interest margin	3.69%	3.99%	3.58%	4.08%

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

Net interest income decreased by $170 million, or 4%, in the first half of 2013 compared with the first half of 2012. Net interest income decreased by $268 million, or 11%, in the second quarter of 2013 compared with the second quarter of 2012. The decline in both comparisons reflected lower purchase accounting accretion, the impact of lower yields on loans and securities, as well as the impact of lower securities balances during the quarter as a result of portfolio management activities. The impact of the decline in earning asset yields and lower security balances was partially offset by increases in loan balances, reflecting commercial and consumer loan growth over the period, and lower rates paid on borrowed funds. The six months period comparison was also impacted by the March 2012 RBC Bank (USA) acquisition.

During the second quarter of 2013, we entered into transactions to purchase securities that will be delivered in the third and fourth quarters of 2013. As a result, we expect interest income from securities to improve in the third quarter versus second quarter.

The declines in net interest margin for both the first six months and second quarter of 2013 compared with the 2012 periods reflected lower purchase accounting accretion and lower yields on earning assets.

The decrease for the first six months of 2013 included a 43 basis point decrease in the yield on total interest-earning assets, partially offset by a decrease in the weighted-average rate accrued on total interest-bearing liabilities of 17 basis points. In the second quarter comparison, the yield on total interest-earning assets decreased 60 basis points, partially offset by a decrease in the weighted-average rate accrued on total interest-bearing liabilities of 12 basis points.

The decreases in the yield on interest-earning assets were primarily due to lower rates on new loans and purchased securities in the ongoing low rate environment. The decreases in the rate accrued on interest-bearing liabilities were primarily due to net redemptions and maturities of bank notes and senior debt and subordinated debt, including the redemption of trust preferred and hybrid capital securities.

With respect to the third quarter of 2013, we expect net interest income to be modestly lower as we expect the continuing impact of lower loan and security yields and a decline in purchase accounting accretion to be partially offset by loan growth and the impact of our securities portfolio management activities.

For the full year 2013, we expect net interest income to decrease compared with 2012, assuming an expected decline in the purchase accounting accretion component of net interest income of approximately $350 million.

The PNC Financial Services Group, Inc. – Form 10-Q    11

NONINTEREST INCOME

Table 5: Noninterest Income

	Six months ended June 30		Three months ended June 30
Dollars in millions	2013	2012	2013	2012
Noninterest income
Asset management	$648	$562	$340	$278
Consumer services	610	554	314	290
Corporate services	603	522	326	290
Residential mortgage	401	57	167	(173)
Service charges on deposits	283	271	147	144
Net gains on sales of securities	75	119	61	62
Net other-than-temporary impairments	(14)	(72)	(4)	(34)
Other	766	525	455	240
Total noninterest income	$3,372	$2,538	$1,806	$1,097

Noninterest income increased by $834 million, or 33%, during the first half of 2013 compared to the first half of 2012. Noninterest income for the second quarter increased by $709 million, or 65%, compared to the second quarter of 2012. Both increases were driven by lower provision for residential mortgage repurchase obligations in the 2013 periods, strong customer fee income and higher gains on asset sales and valuations.

Asset management revenue, including BlackRock, increased $86 million, or 15% in the first six months of 2013 compared to the first six months of 2012. The comparison included an increase of $62 million, or 22%, in the second quarter compared to the prior year quarter. Both increases were due to higher earnings from our BlackRock investment, stronger equity markets and growth in customers. Discretionary assets under management increased to $117 billion at June 30, 2013 compared with $109 billion at June 30, 2012 driven by stronger average equity markets and positive net flows.

Consumer service fees increased $56 million in the first six months of 2013 compared to the first six months of 2012 and increased $24 million in the second quarter of 2013 compared to the second quarter of 2012. Both increases reflected growth in debit card, brokerage, credit card and merchant services revenue. The six month comparison was also impacted by the March 2012 RBC Bank (USA) acquisition.

Corporate services revenue increased to $603 million in the first six months of 2013 compared with $522 million in the first six months of 2012, including $326 million in the second quarter of 2013 compared with $290 million in the second quarter of 2012. Corporate services revenue for the first six months of 2013 included $55 million related to valuation gains from the impact of rising interest rates on commercial mortgage servicing rights valuations, including $44 million in the second quarter. These amounts contributed to increases in commercial mortgage servicing revenue, as the comparable amounts for the 2012 periods were not significant. In addition, the increase in the six months comparison also reflected higher treasury management fees. The increases in both comparisons were partially offset by lower merger and acquisition advisory fees.

Residential mortgage revenue increased to $401 million in the first six months of 2013 compared with $57 million in the first six months of 2012. The second quarter comparables were revenue of $167 million in the second quarter of 2013 and a loss of $173 million for the second quarter of 2012. Residential mortgage revenue for the first six months of 2013 included provision for residential mortgage repurchase obligations of $77 million compared to $470 million for the first six months of 2012. The comparable amounts for the second quarters of 2013 and 2012 were $73 million and $438 million, respectively. See the Recourse and Repurchase Obligations section of this Financial Review for further detail. These increases to both 2013 periods in residential mortgage revenue were partially offset by lower net hedging gains on mortgage servicing rights.

Other noninterest income totaled $766 million for the first six months of 2013 compared with $525 million for the first six months of 2012. Other noninterest income totaled $455 million for the second quarter of 2013 and $240 million for the second quarter of 2012. The increases in both 2013 periods included the $83 million gain on the sale of 2 million Visa Class B common shares during the second quarter of 2013. Other noninterest income for the first six months of 2013 also included $41 million of revenue from credit valuations related to customer-initiated hedging activities as higher market interest rates reduced the fair value of PNC’s credit exposure on these activities. The comparable amount for the first six months of 2012 was a loss of $28 million. The impacts to the second quarters of 2013 and 2012 were revenue of $39 million and a loss of $35 million, respectively. In addition, the increase in other noninterest income in the year-to-date comparison also reflected higher revenue associated with commercial mortgage banking activity.

We continue to hold approximately 12 million Visa Class B common shares with an estimated fair value of approximately $950 million and recorded investment of approximately $204 million as of June 30, 2013.

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

12    The PNC Financial Services Group, Inc. – Form 10-Q

regarding gains or losses related to our equity investment in BlackRock are included in the Business Segments Review section.

For 2013, we continue to expect both full year 2013 noninterest income and total revenue to increase compared with 2012.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $393 million for the first half of 2013 compared with $441 million for the first half of 2012. The provision for credit losses was $157 million for the second quarter of 2013 compared with $256 million for the second quarter of 2012. The declines in the comparisons were driven primarily by overall commercial credit quality improvement.

We expect our provision for credit losses for the third quarter of 2013 to be between $170 million and $250 million as we expect the pace of commercial credit improvement to ease and net credit exposure to increase.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST EXPENSE

Noninterest expense was $4.8 billion for the first half of 2013, a decrease of $.3 billion, or 5%, from $5.1 billion for the first half of 2012. Noninterest expense for the first six months of 2013 included $30 million of noncash charges related to redemption of trust preferred securities and $18 million of residential mortgage foreclosure-related expenses. The first half of 2012 included $197 million of integration costs, noncash charges of $130 million related to redemption of trust preferred securities and $81 million of residential mortgage foreclosure-related expenses. These decreases to noninterest expense were partially offset by the impact of higher operating expense for the RBC Bank (USA) acquisition during the first half of 2013 compared to the first six months of 2012.

Noninterest expense decreased $.2 billion, or 8%, to $2.4 billion for the second quarter of 2013 compared with $2.6 billion for the second quarter of 2012. The second quarter of 2013 included $30 million of noncash charges related to redemption of trust preferred securities, while the second quarter of 2012 included $130 million of noncash charges related to redemption of trust preferred securities, $52 million of integration costs and $43 million of residential mortgage foreclosure-related expenses. The impact of residential mortgage foreclosure-related expenses in second quarter 2013 was not significant.

The decline in noninterest expense in the comparison also reflected our continued commitment to disciplined expense management, and we currently expect to exceed our $700 million continuous improvement savings goal for 2013. Through the first half of the year, we have captured approximately $600 million of annualized savings. Cost savings are expected to offset investments we are making in our businesses and infrastructure.

For the third quarter of 2013, we currently expect noninterest expenses to be modestly up compared to the second quarter of 2013.

We expect noninterest expense for 2013 to decline by at least five percent compared with 2012.

EFFECTIVE INCOME TAX RATE

The effective income tax rate was 23.9% in the first six months of 2013 compared with 25.1% in the first six months of 2012. For the second quarter of 2013, our effective income tax rate was 23.7% compared with 24.1% for the second quarter of 2012. The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as increased earnings in other tax exempt investments.

The decrease in the effective tax rate for the second quarter and the first six months of 2013 compared to the 2012 periods resulted from increased tax exempt investments and tax benefits from tax audit settlements, partially offset by higher levels of pretax income.

The PNC Financial Services Group, Inc. – Form 10-Q    13

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

In millions	June 30 2013	December 31 2012
Assets
Loans held for sale	$3,814	$3,693
Investment securities	57,449	61,406
Loans	189,775	185,856
Allowance for loan and lease losses	(3,772)	(4,036)
Goodwill	9,075	9,072
Other intangible assets	2,153	1,797
Other, net	45,921	47,319
Total assets	$304,415	$305,107
Liabilities
Deposits	$212,279	$213,142
Borrowed funds	39,864	40,907
Other	10,331	9,293
Total liabilities	262,474	263,342
Equity
Total shareholders’ equity	40,286	39,003
Noncontrolling interests	1,655	2,762
Total equity	41,941	41,765
Total liabilities and equity	$304,415	$305,107

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in this Report.

Total assets decreased $692 million, or less than 1%, at June 30, 2013 compared with December 31, 2012. Total liabilities declined $868 million, or less than 1%, in the same comparison. An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances of $189.8 billion at June 30, 2013 and $185.9 billion at December 31, 2012 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums of $2.3 billion at June 30, 2013 and $2.7 billion at December 31, 2012, respectively. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

Table 7: Details Of Loans

In millions	June 30 2013	December 31 2012
Commercial lending
Commercial
Retail/wholesale trade	$14,466	$13,801
Manufacturing	14,270	13,856
Service providers	12,758	12,095
Real estate related (a)	10,248	10,616
Financial services (b)	10,834	9,026
Health care	7,618	7,267
Other industries	16,736	16,379
Total commercial	86,930	83,040
Commercial real estate
Real estate projects (c)	12,636	12,347
Commercial mortgage	6,355	6,308
Total commercial real estate	18,991	18,655
Equipment lease financing	7,349	7,247
Total commercial lending (d)	113,270	108,942
Consumer lending
Home equity
Lines of credit	22,559	23,576
Installment	13,857	12,344
Total home equity	36,416	35,920
Residential real estate
Residential mortgage	14,051	14,430
Residential construction	726	810
Total residential real estate	14,777	15,240
Credit card	4,135	4,303
Other consumer
Education	7,814	8,238
Automobile	9,066	8,708
Other	4,297	4,505
Total consumer lending	76,505	76,914
Total loans	$189,775	$185,856
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes loans issued to a Financing Special Purpose Entity which holds receivables from the other industries within Commercial Lending.
(c)	Includes both construction loans and intermediate financing for projects.
(d)	Construction loans with interest reserves and A/B Note restructurings are not significant to PNC.

The increase in loans of $3.9 billion from December 31, 2012 included an increase in commercial lending of $4.3 billion and a decrease in consumer lending of $.4 billion. The increase in commercial lending was the result of growth in commercial

14    The PNC Financial Services Group, Inc. – Form 10-Q

loans, primarily from an increase in loan commitments to new and existing customers. The decline in consumer lending resulted from pay downs of residential real estate, education, credit card and other loans, along with the movement of residential real estate loans to OREO and charge-offs taken in the first quarter of 2013 related to the alignment with interagency supervisory guidance, partially offset by net growth in home equity and increases in indirect auto loans.

Loans represented 62% of total assets at June 30, 2013 and 61% of total assets at December 31, 2012. Commercial lending represented 60% of the loan portfolio at June 30, 2013 and 59% at December 31, 2012. Consumer lending represented 40% of the loan portfolio at June 30, 2013 and 41% at December 31, 2012.

Commercial real estate loans represented 10% of total loans and 6% of total assets at both June 30, 2013 and December 31, 2012. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional details of loans.

Total loans above include purchased impaired loans of $6.8 billion, or 4% of total loans, at June 30, 2013, and $7.4 billion, or 4% of total loans, at December 31, 2012.

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

The Allowance for Loan and Lease Losses (ALLL) and the Allowance for Unfunded Loan Commitments and Letters of Credit are sensitive to changes in assumptions and judgments and are inherently subjective as they require material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default,
•	Loss given default,
•	Exposure at date of default,
•	Movement through delinquency stages,
•	Amounts and timing of expected cash flows,
•	Value of collateral, which may be obtained from third parties, and
•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in historical results.

HIGHER RISK LOANS

Our total ALLL of $3.8 billion at June 30, 2013 consisted of $1.7 billion and $2.1 billion established for the commercial lending and consumer lending categories, respectively. The ALLL included what we believe to be appropriate loss coverage on higher risk loans in the commercial and consumer portfolios. We do not consider government insured or guaranteed loans to be higher risk as defaults have historically been materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans is included in the Credit Risk Management portion of the Risk Management section of this Financial Review and in Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

PURCHASE ACCOUNTING ACCRETION AND VALUATION OF PURCHASED IMPAIRED LOANS

Information related to purchase accounting accretion and accretable yield for the second quarter and first six months of 2013 and 2012 follows. Additional information is provided in Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in this Report.

Table 8: Accretion – Purchased Impaired Loans

	Three months ended June 30		Six months ended June 30
In millions	2013	2012	2013	2012
Accretion on purchased impaired loans
Scheduled accretion	$150	$178	$307	$336
Reversal of contractual interest on impaired loans	(83)	(111)	(168)	(208)
Scheduled accretion net of contractual interest	67	67	139	128
Excess cash recoveries	11	51	61	91
Total	$78	$118	$200	$219

Table 9: Purchased Impaired Loans – Accretable Yield

In millions	2013	2012
January 1	$2,166	$2,109
Addition of accretable yield due to RBC Bank (USA) acquisition on March 2, 2012		587
Scheduled accretion	(307)	(336)
Excess cash recoveries	(61)	(91)
Net reclassifications to accretable from non-accretable and other activity (a)	366	134
June 30 (b)	$2,164	$2,403
(a)	Approximately 58% of the net reclassifications for the first six months of 2013 were driven by the consumer portfolio and were due to improvements of cash expected to be collected on both RBC Bank (USA) and National City loans in future periods. The remaining net reclassifications were predominantly due to future cash flow changes in the commercial portfolio.
(b)	As of June 30, 2013, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $1.2 billion in future periods. This will offset the total net accretable interest in future interest income of $2.2 billion on purchased impaired loans.

The PNC Financial Services Group, Inc. – Form 10-Q    15

Information related to the valuation of purchased impaired loans at June 30, 2013 and December 31, 2012 follows.

Table 10: Valuation of Purchased Impaired Loans

	June 30, 2013		December 31, 2012
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$1,299		$1,680
Purchased impaired mark	(331)		(431)
Recorded investment	968		1,249
Allowance for loan losses	(183)		(239)
Net investment	785	60%	1,010	60%
Consumer and residential mortgage loans:
Unpaid principal balance	6,095		6,639
Purchased impaired mark	(285)		(482)
Recorded investment	5,810		6,157
Allowance for loan losses	(934)		(858)
Net investment	4,876	80%	5,299	80%
Total purchased impaired loans:
Unpaid principal balance	7,394		8,319
Purchased impaired mark	(616)		(913)
Recorded investment	6,778		7,406
Allowance for loan losses	(1,117)		(1,097)
Net investment	$5,661	77%	$6,309	76%

The unpaid principal balance of purchased impaired loans decreased to $7.4 billion at June 30, 2013 from $8.3 billion at December 31, 2012 due to payments, disposals and charge-offs of amounts determined to be uncollectible. The remaining purchased impaired mark at June 30, 2013 was $616 million, which was a decrease from $913 million at December 31, 2012. The associated allowance for loan losses remained relatively flat at $1.1 billion. The net investment of $5.7 billion at June 30, 2013 decreased 10% from $6.3 billion at December 31, 2012. At June 30, 2013, our largest individual purchased impaired loan had a recorded investment of $19 million.

We currently expect to collect total cash flows of $7.9 billion on purchased impaired loans, representing the $5.7 billion net investment at June 30, 2013 and the accretable net interest of $2.2 billion shown in Table 9: Purchased Impaired Loans – Accretable Yield.

WEIGHTED AVERAGE LIFE OF THE PURCHASED IMPAIRED PORTFOLIOS

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of the second quarter of 2013.

Table 11: Weighted Average Life of the Purchased Impaired Portfolios

As of June 30, 2013 In millions	Recorded Investment	WAL (a)
Commercial	$231	2.0 years
Commercial real estate	737	1.8 years
Consumer (b)	2,474	4.7 years
Residential real estate	3,336	4.8 years
Total	$6,778	4.3 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

16    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 12: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	June 30, 2013	Declining Scenario (a)	Improving Scenario (b)
Expected Cash Flows	$7.9	$(.3)	$.4
Accretable Difference	2.2	(.1)	.2
Allowance for Loan and Lease Losses	(1.1)	(.3)	.2
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans we assume home price forecast decreases by ten percent and unemployment rate forecast increases by two percentage points; for commercial loans, we assume that collateral values decrease by ten percent.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by ten percent, unemployment rate forecast decreases by two percentage points and interest rate forecast increases by two percentage points; for commercial loans, we assume that collateral values increase by ten percent.

The impact of declining cash flows is primarily reflected as immediate impairment (allowance for loan losses). The impact of increased cash flows is first recognized as a reversal of the allowance with any additional cash flow increases reflected as an increase in accretable yield over the life of the loan.

NET UNFUNDED CREDIT COMMITMENTS

Net unfunded credit commitments are comprised of the following:

Table 13: Net Unfunded Credit Commitments

In millions	June 30 2013	December 31 2012
Commercial and commercial real estate (a)	$82,790	$78,703
Home equity lines of credit	19,325	19,814
Credit card	17,101	17,381
Other	4,926	4,694
Total	$124,142	$120,592
(a)	Less than 5% of total net unfunded credit commitments relate to commercial real estate at each date.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $23.5 billion at June 30, 2013 and $22.5 billion at December 31, 2012.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $701 million at June 30, 2013 and $732 million at December 31, 2012 and are included in the preceding table primarily within the Commercial and commercial real estate category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $10.9 billion at June 30, 2013 and $11.5 billion at December 31, 2012. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Information regarding our Allowance for unfunded loan commitments and letters of credit is included in Note 7 Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    17

INVESTMENT SECURITIES

Table 14: Investment Securities

	June 30, 2013		December 31, 2012
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Total securities available for sale (a)	$47,176	$47,899	$49,447	$51,052
Total securities held to maturity	9,550	9,749	10,354	10,860
Total securities	$56,726	$57,648	$59,801	$61,912
(a)	Includes $297 million of both amortized cost and fair value of securities classified as corporate stocks and other at June 30, 2013. Comparably, at December 31, 2012, amortized cost and fair value of these corporate stocks and other was $367 million. The remainder of securities available for sale are debt securities.

The carrying amount of investment securities totaled $57.4 billion at June 30, 2013, which was made up of $47.9 billion of securities available for sale carried at fair value and $9.5 billion of securities held to maturity carried at amortized cost. Comparably, at December 31, 2012, the carrying value of investment securities totaled $61.4 billion of which $51.0 billion represented securities available for sale carried at fair value and $10.4 billion of securities held to maturity carried at amortized cost.

The decrease in the carrying amount of investment securities of $4.0 billion since December 31, 2012 resulted primarily from a decline in agency residential mortgage-backed securities due to principal payments partially offset by net purchase activity. Investment securities represented 19% of total assets at June 30, 2013 and 20% at December 31, 2012.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively represented 56% of the investment securities portfolio at June 30, 2013.

At June 30, 2013, the securities available for sale portfolio included a net unrealized gain of $.7 billion, which represented the difference between fair value and amortized cost. The comparable balance at December 31, 2012 was $1.6 billion. The decrease in the net unrealized gain since December 31, 2012 resulted from an increase in market interest rates and widening asset spreads. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet.

Additional information regarding our investment securities is included in Note 8 Investment Securities and Note 9 Fair Value in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Unrealized gains and losses on available for sale securities do not impact liquidity or risk-based capital under currently effective capital rules. However, reductions in the credit ratings of these securities could have an impact on the liquidity of the securities or the determination of risk-weighted assets, which could reduce our regulatory capital ratios under currently effective capital rules. In addition, the amount representing the credit-related portion of other-than-temporary impairment (OTTI) on available for sale securities would reduce our earnings and regulatory capital ratios.

The weighted-average expected life of investment securities (excluding corporate stocks and other) was 4.5 years at June 30, 2013 and 4.0 years at December 31, 2012.

The duration of investment securities was 2.8 years at June 30, 2013. We estimate that, at June 30, 2013, the effective duration of investment securities was 2.9 years for an immediate 50 basis points parallel increase in interest rates and 2.6 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2012 were 2.3 years and 2.2 years, respectively.

18    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides details regarding the vintage, current credit rating and FICO score of the underlying collateral at origination, where available, for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

Table 15: Vintage, Current Credit Rating and FICO Score for Asset-Backed Securities

	Agency		Non-agency
As of June 30, 2013 Dollars in millions	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Asset- Backed Securities (a)
Fair Value – Available for Sale	$24,248	$595	$5,852	$3,679	$6,034
Fair Value – Held to Maturity	3,825	1,319		2,231	1,100
Total Fair Value	$28,073	$1,914	$5,852	$5,910	$7,134
% of Fair Value:
By Vintage
2013	4%		1%	4%
2012	18%	1%	1%	12%
2011	25%	49%		6%
2010	24%	11%	1%	5%	2%
2009	9%	19%		2%	1%
2008	2%	3%			1%
2007	5%	2%	25%	11%	2%
2006	1%	4%	20%	19%	6%
2005 and earlier	6%	11%	51%	41%	5%
Not Available	6%		1%		83%
Total	100%	100%	100%	100%	100%
By Credit Rating (at June 30, 2013)
Agency	100%	100%
AAA			3%	69%	66%
AA			1%	9%	25%
A			1%	10%	1%
BBB			4%	4%
BB			11%	2%
B			7%	1%	1%
Lower than B			71%		7%
No rating			2%	5%
Total	100%	100%	100%	100%	100%
By FICO Score (at origination)
>720			51%
<720 and >660			36%		7%
<660					2%
No FICO score			13%		91%
Total			100%		100%
(a)	Available for sale asset-backed securities include $2 million of available for sale agency asset-backed securities.

We conduct a comprehensive security-level impairment assessment quarterly on all securities. For those securities in an unrealized loss position, we determine whether the loss represents OTTI. Our assessment considers the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, our judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts.

We also consider the severity of the impairment and the length of time that the security has been impaired in our assessment. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability

The PNC Financial Services Group, Inc. – Form 10-Q    19

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

We recognized OTTI for the first six months of 2013 and 2012 as follows:

Table 16: Other-Than-Temporary Impairments

	Three months ended June 30		Six months ended June 30
In millions	2013	2012	2013	2012
Credit portion of OTTI losses (a)
Non-agency residential mortgage-backed	$3	$31	$10	$63
Asset-backed	1	3	4	8
Other debt				1
Total credit portion of OTTI losses	4	34	14	72
Noncredit portion of OTTI losses (recoveries) (b)	6	(2)	(3)	(24)
Total OTTI losses	$10	$32	$11	$48
(a)	Reduction of Noninterest income on our Consolidated Income Statement.
(b)	Included in Accumulated other comprehensive income (loss), net of tax, on our Consolidated Balance Sheet and in Net unrealized gains (losses) on OTTI securities on our Consolidated Statement of Comprehensive Income.

20    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes net unrealized gains and losses recorded on non-agency residential and commercial mortgage-backed securities and other asset-backed securities, which represent our most significant categories of securities not backed by the U.S. government or its agencies. A summary of all OTTI credit losses recognized for the first six months of 2013 by investment type is included in Note 8 Investment Securities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Table 17: Net Unrealized Gains and Losses on Non-Agency Securities

	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities (a)
As of June 30, 2013 In millions	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain (Loss)
Available for Sale Securities (Non-Agency)
Credit Rating Analysis
AAA	$159	$(8)	$2,031	$43	$3,814	$12
Other Investment Grade (AA, A, BBB)	334	25	1,170	64	1,609	13
Total Investment Grade	493	17	3,201	107	5,423	25
BB	671	(66)	139	5	4
B	393	(13)	57	3	46
Lower than B	4,181	92			534	(15)
Total Sub-Investment Grade	5,245	13	196	8	584	(15)
Total No Rating	114	6	282	4	25	(12)
Total	$5,852	$36	$3,679	$119	$6,032	$(2)
OTTI Analysis
Investment Grade:
OTTI has been recognized
No OTTI recognized to date	$493	$17	$3,201	$107	$5,423	$25
Total Investment Grade	493	17	3,201	107	5,423	25
Sub-Investment Grade:
OTTI has been recognized	3,490	(82)			551	(15)
No OTTI recognized to date	1,755	95	196	8	33
Total Sub-Investment Grade	5,245	13	196	8	584	(15)
No Rating:
OTTI has been recognized	74	2			25	(12)
No OTTI recognized to date	40	4	282	4
Total No Rating	114	6	282	4	25	(12)
Total	$5,852	$36	$3,679	$119	$6,032	$(2)
Securities Held to Maturity (Non-Agency)
Credit Rating Analysis
AAA			$2,015	$30	$857	$(1)
Other Investment Grade (AA, A, BBB)			216	8	233	1
Total Investment Grade			2,231	38	1,090
BB					10
B
Lower than B
Total Sub-Investment Grade					10
Total No Rating
Total			$2,231	$38	$1,100	$–
(a)	Excludes $2 million of available for sale agency asset-backed securities.

The PNC Financial Services Group, Inc. – Form 10-Q    21

Residential Mortgage-Backed Securities

At June 30, 2013, our residential mortgage-backed securities portfolio was comprised of $28.1 billion fair value of U.S. government agency-backed securities and $5.9 billion fair value of non-agency (private issuer) securities. The agency securities are generally collateralized by 1-4 family, conforming, fixed-rate residential mortgages. The non-agency securities are also generally collateralized by 1-4 family residential mortgages. The mortgage loans underlying the non-agency securities are generally non-conforming (i.e., original balances in excess of the amount qualifying for agency securities) and predominately have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first six months of 2013, we recorded OTTI credit losses of $10 million on non-agency residential mortgage-backed securities. All of the losses were associated with securities rated below investment grade. As of June 30, 2013, the net unrealized loss recorded in Accumulated other comprehensive income for non-agency residential mortgage-backed securities for which we have recorded an OTTI credit loss totaled $80 million and the related securities had a fair value of $3.6 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of June 30, 2013 totaled $1.8 billion, with unrealized net gains of $95 million. Based on the results of our security-level assessments, we anticipate recovering the cost basis of these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $5.9 billion at June 30, 2013 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings and multi-family housing. The agency commercial mortgage-backed securities portfolio had a fair value of $1.9 billion at June 30, 2013 consisting of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on commercial mortgage-backed securities during the first six months of 2013.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $7.1 billion at June 30, 2013. The portfolio consisted of fixed-rate and floating-rate securities collateralized by various consumer credit products, primarily student loans and residential mortgage loans, as well as securities backed by corporate debt. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts. Substantially all of the student loans in the securitizations are guaranteed by an agency of the U.S. government.

We recorded OTTI credit losses of $4 million on asset-backed securities during the first six months of 2013. All of the securities are collateralized by first and second lien residential mortgage loans and are rated below investment grade. As of June 30, 2013, the net unrealized loss recorded in Accumulated other comprehensive income for asset-backed securities for which we have recorded an OTTI credit loss totaled $27 million and the related securities had a fair value of $576 million.

For the sub-investment grade investment securities for which we have not recorded an OTTI loss through June 30, 2013, the fair value was $43 million, with no unrealized net losses recorded. Based on the results of our security-level assessments, we anticipate recovering the cost basis of these securities.

Note 8 Investment Securities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report provides additional information on OTTI losses and further detail regarding our process for assessing OTTI.

If current housing and economic conditions were to deteriorate from current levels, and if market volatility and illiquidity were to deteriorate from current levels, or if market interest rates were to increase or credit spreads were to widen appreciably, the valuation of our investment securities portfolio could be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

LOANS HELD FOR SALE

Table 18: Loans Held For Sale

In millions	June 30 2013	December 31 2012
Commercial mortgages at fair value	$635	$772
Commercial mortgages at lower of cost or market	437	620
Total commercial mortgages	1,072	1,392
Residential mortgages at fair value	2,246	2,096
Residential mortgages at lower of cost or market	107	124
Total residential mortgages	2,353	2,220
Other	389	81
Total	$3,814	$3,693

22    The PNC Financial Services Group, Inc. – Form 10-Q

We stopped originating certain commercial mortgage loans held for sale designated at fair value and continue pursuing opportunities to reduce these positions at appropriate prices. At June 30, 2013, the balance relating to these loans was $635 million, compared to $772 million at December 31, 2012.

We sold $1.4 billion of commercial mortgages held for sale carried at lower of cost or market during the first six months of 2013 compared to $.9 billion during the first six months of 2012. All of these loan sales were to government agencies. Gains on sale, net of hedges, were $43 million during the first six months of 2013, including $20 million in the second quarter. Comparable amounts for 2012 were $15 million and $18 million, respectively.

Residential mortgage loan origination volume was $8.9 billion in the first six months of 2013 compared to $7.0 billion for the first six months of 2012. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $8.0 billion of loans and recognized related gains of $362 million during the first six months of 2013, of which $190 million occurred in the second quarter. The comparable amounts for the first six months of 2012 were $6.4 billion and $318 million, respectively, including $177 million in the second quarter.

Interest income on loans held for sale was $85 million in the first six months of 2013, including $32 million in the second quarter. Comparable amounts for 2012 were $95 million and $45 million, respectively. These amounts are included in Other interest income on our Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 3 Loan Sales and Servicing Activities and Variable Interest Entities and Note 9 Fair Value in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $11.2 billion at June 30, 2013 and $10.9 billion at December 31, 2012. The increase of $.3 billion was primarily due to mortgage and other loan servicing rights. See additional information regarding our goodwill and intangible assets in Note 10 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

FUNDING AND CAPITAL SOURCES

Table 19: Details Of Funding Sources

In millions	June 30 2013	December 31 2012
Deposits
Money market	$103,480	$102,706
Demand	72,080	73,995
Retail certificates of deposit	22,265	23,837
Savings	11,085	10,350
Time deposits in foreign offices and other time	3,369	2,254
Total deposits	212,279	213,142
Borrowed funds
Federal funds purchased and repurchase agreements	4,303	3,327
Federal Home Loan Bank borrowings	8,481	9,437
Bank notes and senior debt	11,177	10,429
Subordinated debt	7,113	7,299
Commercial paper	6,400	8,453
Other	2,390	1,962
Total borrowed funds	39,864	40,907
Total funding sources	$252,143	$254,049

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review and Note 20 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for additional information regarding our 2013 capital and liquidity activities.

Total funding sources decreased $1.9 billion at June 30, 2013 compared with December 31, 2012.

Total deposits decreased $.9 billion at June 30, 2013 compared with December 31, 2012 due to decreases in demand deposits and retail certificates of deposit, partially offset by increases in time deposits in foreign offices and other time, money market and savings deposits. Interest-bearing deposits represented 69% of total deposits at June 30, 2013 compared to 67% at December 31, 2012. Total borrowed funds decreased $1.0 billion since December 31, 2012 as a result of declines in commercial paper and FHLB borrowings, partially offset by higher federal funds purchased and repurchase agreements and bank notes and senior debt.

The PNC Financial Services Group, Inc. – Form 10-Q    23

CAPITAL

Table 20: Shareholders’ Equity

In millions	June 30 2013	December 31 2012
Shareholders’ equity
Preferred stock (a)
Common stock	$2,693	$2,690
Capital surplus – preferred stock	3,939	3,590
Capital surplus – common stock and other	12,234	12,193
Retained earnings	21,828	20,265
Accumulated other comprehensive income (loss)	45	834
Common stock held in treasury at cost	(453)	(569)
Total shareholders’ equity	$40,286	$39,003
(a)	Par value less than $.5 million at each date.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $1.3 billion, to $40.3 billion at June 30, 2013, compared with December 31, 2012 primarily reflecting an increase in retained earnings of $1.6 billion (driven by net income of $2.1 billion and the impact of $.6 billion of dividends declared) and an increase of $.3 billion in capital surplus-preferred stock due to the net issuances of preferred stock. These increases were partially offset by the decline of accumulated other comprehensive income of $.8 billion primarily due to the impact of an increase in market interest rates and widening asset spreads on securities available for sale and derivatives that are part of cash flow hedging strategies. Common shares outstanding were 531 million at June 30, 2013 and 528 million at December 31, 2012.

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our April 2013 redemption of our Series L Preferred Stock and our May 2013 issuance of our Series R Preferred Stock.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

Table 21: Basel I Risk-Based Capital

Dollars in millions	June 30 2013	December 31 2012
Capital components
Shareholders’ equity
Common	$36,347	$35,413
Preferred	3,939	3,590
Trust preferred capital securities	216	331
Noncontrolling interests	985	1,354
Goodwill and other intangible assets	(9,727)	(9,798)
Eligible deferred income taxes on goodwill and other intangible assets	346	354
Pension and other postretirement benefit plan adjustments	743	777
Net unrealized securities (gains)/losses, after-tax	(502)	(1,052)
Net unrealized (gains)/losses on cash flow hedge derivatives, after-tax	(332)	(578)
Other	(207)	(165)
Tier 1 risk-based capital	31,808	30,226
Subordinated debt	5,081	4,735
Eligible allowance for credit losses	3,318	3,276
Total risk-based capital	$40,207	$38,237
Tier 1 common capital
Tier 1 risk-based capital	$31,808	$30,226
Preferred equity	(3,939)	(3,590)
Trust preferred capital securities	(216)	(331)
Noncontrolling interests	(985)	(1,354)
Tier 1 common capital	$26,668	$24,951
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$264,750	$260,847
Adjusted average total assets	291,605	291,426
Basel I capital ratios
Tier 1 common	10.1%	9.6%
Tier 1 risk-based	12.0	11.6
Total risk-based	15.2	14.7
Leverage	10.9	10.4

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% Basel I regulatory minimum, and they have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels. We seek to manage our capital consistent with these regulatory principles, and believe that our June 30, 2013 capital levels were aligned with them.

Dodd-Frank requires the Federal Reserve to establish capital requirements that would, among other things, eliminate the Tier 1 treatment of trust preferred securities for bank holding companies with $15 billion or more in assets following a phase-in period that begins in 2014. Accordingly, PNC has redeemed trust preferred securities and will consider redeeming others on or after their first call date, based on such considerations as dividend rates, future capital requirements, capital market conditions and other factors. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2012 Form 10-K and Note 11 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities and Note 20 Subsequent Events in the Notes To Consolidated Financial Statements in this Report for additional discussion of our trust preferred securities and completed or upcoming redemptions.

The PNC Financial Services Group, Inc. – Form 10-Q    25

Our Basel I Tier 1 common capital ratio was 10.1% at June 30, 2013, compared with 9.6% at December 31, 2012. Our Basel I Tier 1 risk-based capital ratio increased 40 basis points to 12.0% at June 30, 2013 from 11.6% at December 31, 2012. Our Basel I total risk-based capital ratio increased 50 basis points to 15.2% at June 30, 2013 from 14.7% at December 31, 2012. Basel I capital ratios increased in all comparisons primarily due to growth in retained earnings. The net issuance of preferred stock during the six months ended June 30, 2013 partially offset by the redemption of trust preferred securities favorably impacted the June 30, 2013 Basel I Tier 1 risk-based and Basel I total risk-based capital ratios. Basel I risk-weighted assets increased $3.9 billion to $264.8 billion at June 30, 2013.

At June 30, 2013, PNC and PNC Bank, National Association (PNC Bank, N.A.), our domestic bank subsidiary, were both considered “well capitalized” based on U.S. regulatory capital ratio requirements under Basel I. To qualify as “well-capitalized”, regulators currently require bank holding companies and banks to maintain Basel I capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based, and 5% for leverage. We believe PNC and PNC Bank, N.A. will continue to meet these requirements during the remainder of 2013.

PNC and PNC Bank, N.A. entered the “parallel run” qualification phase under the Basel II capital framework on January 1, 2013. The Basel II framework, which was adopted by the Basel Committee on Banking Supervision in 2004, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. The U.S. banking agencies initially adopted rules to implement the Basel II capital framework in 2004. In July 2013, the U.S. banking agencies adopted final rules (referred to as the advanced approaches) that modify the Basel II risk-weighting framework. See Recent Market and Industry Developments in the Executive Summary section of this Financial Review and Item 1 Business – Supervision and Regulation and Item 1A Risk Factors in our 2012 Form 10-K. Prior to fully implementing the advanced approaches established by these rules to calculate risk-weighted assets, PNC and PNC Bank, N.A. must successfully complete a “parallel run” qualification phase. This phase must last at least four consecutive quarters, although, consistent with the experience of other U.S. banks, we currently anticipate a multi-year parallel run period.

We provide information below regarding PNC’s pro forma fully phased-in Basel III Tier 1 common capital ratio using PNC’s estimated Basel III advanced approaches risk-weighted assets and how it differs from the Basel I Tier 1 common capital ratio. The Basel III ratio will replace the current Basel I ratio for this regulatory metric when PNC exits the parallel run qualification phase.

The Federal Reserve announced final rules implementing Basel III on July 2, 2013. PNC continues its evaluation of these rules. Pending completion of that evaluation, we have estimated our Basel III capital information set forth below based on our understanding of the prior U.S. Basel III rule proposals issued in 2012.

Table 22: Estimated Pro forma Basel III Tier 1 Common Capital Ratio

Dollars in millions	June 30 2013	December 31 2012
Basel I Tier 1 common capital	$26,668	$24,951
Less regulatory capital adjustments:
Basel III quantitative limits	(2,224)	(2,330)
Accumulated other comprehensive income (a)	(241)	276
All other adjustments	(283)	(396)
Estimated Basel III Tier 1 common capital	$23,920	$22,501
Estimated Basel III risk-weighted assets	290,838	301,006
Pro forma Basel III Tier 1 common capital ratio	8.2%	7.5%
(a)	Represents net adjustments related to accumulated other comprehensive income for available for sale securities and pension and other postretirement benefit plans.

Tier 1 common capital as defined under the Basel III rules differs materially from Basel I. For example, under Basel III, significant common stock investments in unconsolidated financial institutions, mortgage servicing rights and deferred tax assets must be deducted from capital to the extent they individually exceed 10%, or in the aggregate exceed 15%, of the institution’s adjusted Tier 1 common capital. Also, Basel I regulatory capital excludes certain other comprehensive income related to both available for sale securities and pension and other postretirement plans, whereas under Basel III these items are a component of PNC’s capital. Basel III risk-weighted assets were estimated under the advanced approaches included in the Basel III rules and application of Basel II.5, and reflect credit, market and operational risk.

PNC utilizes this capital ratio estimate to assess its Basel III capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions. This Basel III capital estimate is likely to be impacted by PNC’s ongoing analysis of the recently issued Basel III final rules and the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.

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

26    The PNC Financial Services Group, Inc. – Form 10-Q

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of June 30, 2013 and December 31, 2012 is included in Note 3 of this Report.

TRUST PREFERRED SECURITIES AND REIT PREFERRED SECURITIES

We are subject to certain restrictions, including restrictions on dividend payments, in connection with $265 million in principal amount of outstanding junior subordinated debentures associated with $257 million of trust preferred securities that were issued by various subsidiary statutory trusts (both amounts as of June 30, 2013). Generally, if there is (i) an event of default under the debentures, (ii) PNC elects to defer interest on the debentures, (iii) PNC exercises its right to defer payments on the related trust preferred securities issued by the statutory trusts or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II, as described in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in our 2012 Form 10-K. See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our first quarter 2013 redemption of the REIT Preferred Securities issued by PNC Preferred Funding Trust III and additional discussion of redemptions of trust preferred securities.

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 9 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in our 2012 Form 10-K for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

Table 23: Fair Value Measurements – Summary

	June 30, 2013		December 31, 2012
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$64,026	$10,812	$68,352	$10,988
Total assets at fair value as a percentage of consolidated assets	21%		22%
Level 3 assets as a percentage of total assets at fair value		17%		16%
Level 3 assets as a percentage of consolidated assets		4%		4%
Total liabilities	$6,457	$578	$7,356	$376
Total liabilities at fair value as a percentage of consolidated liabilities	2%		3%
Level 3 liabilities as a percentage of total liabilities at fair value		9%		5%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The PNC Financial Services Group, Inc. – Form 10-Q    27

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the securities available for sale portfolio for which there was limited market activity.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the first six months of 2013, there were transfers of residential mortgage loans held for sale and loans from Level 2 to Level 3 of $6 million and $11 million, respectively, as a result of reduced market activity in the nonperforming residential mortgage sales market which reduced the observability of valuation inputs. Also during 2013, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $7 million and $16 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $46 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during the first six months of 2013 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgage loans held for sale and Transfers into Level 3 loans within Table 90: Reconciliation of Level 3 Assets and Liabilities. In the comparable period of 2012, there were transfers of assets and liabilities from Level 2 to Level 3 of $460 million consisting of mortgage-backed available for sale securities transferred as a result of a ratings downgrade which reduced the observability of valuation inputs.

EUROPEAN EXPOSURE

Table 24: Summary of European Exposure

June 30, 2013

	Direct Exposure							Total Exposure
	Funded				Unfunded
In millions	Loans	Leases	Securities	Total	Other (a)	Total Direct Exposure	Total Indirect Exposure
Greece, Ireland, Italy, Portugal and Spain (GIIPS)	$84	$124		$208	$3	$211	$36	$247
Belgium and France		72		72	35	107	919	1,026
United Kingdom	747	71		818	332	1,150	612	1,762
Europe – Other (b)	107	532	$324	963	49	1,012	703	1,715
Total Europe (c)	$938	$799	$324	$2,061	$419	$2,480	$2,270	$4,750

December 31, 2012

	Direct Exposure
	Funded				Unfunded
In millions	Loans	Leases	Securities	Total	Other (a)	Total Direct Exposure	Total Indirect Exposure	Total Exposure
Greece, Ireland, Italy, Portugal and Spain (GIIPS)	$85	$122		$207	$3	$210	$31	$241
Belgium and France		73	$30	103	35	138	1,083	1,221
United Kingdom	698	32		730	449	1,179	525	1,704
Europe – Other (b)	113	529	168	810	63	873	838	1,711
Total Europe (c)	$896	$756	$198	$1,850	$550	$2,400	$2,477	$4,877
(a)	Includes unfunded commitments, guarantees, standby letters of credit and sold protection credit derivatives.
(b)	Europe – Other primarily consists of Denmark, Germany, Netherlands, Sweden and Switzerland. For the period ended June 30, 2013, Europe – Other also included Norway.
(c)	Included within Europe – Other is funded direct exposure of $68 million and $168 million consisting of AAA-rated sovereign debt securities at June 30, 2013 and December 31, 2012, respectively. There was no other direct or indirect exposure to European sovereigns as of June 30, 2013 and December 31, 2012.

European entities are defined as supranational, sovereign, financial institutions and non-financial entities within the countries that comprise the European Union, European Union candidate countries and other European countries. Foreign exposure underwriting and approvals are centralized. PNC currently underwrites new European activities if the credit is generally associated with activities of its United States commercial customers, and, in the case of PNC Business Credit’s United Kingdom operations, loans with moderate risk as they are predominantly well secured by short-term assets or, in limited situations, the borrower’s appraised value of certain fixed assets. Formerly, PNC had underwritten foreign infrastructure leases supported by highly rated bank letters of credit and other collateral, U.S. Treasury securities and the underlying assets of the lease. Country exposures are monitored and reported on a regular basis. We actively monitor sovereign risk, banking system health, and market conditions and adjust limits as appropriate. We rely on information from internal and external sources, including international financial institutions, economists and analysts, industry trade organizations, rating agencies, econometric data analytical service providers and geopolitical news analysis services.

28    The PNC Financial Services Group, Inc. – Form 10-Q

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

Direct exposure primarily consists of loans, leases, securities, derivatives, letters of credit and unfunded contractual commitments with European entities. As of June, 30, 2013, the $2.1 billion of funded direct exposure (.68% of PNC’s total assets) primarily represented $655 million for cross-border leases in support of national infrastructure, which were supported by letters of credit and other collateral having trigger mechanisms that require replacement or collateral in the form of cash or United States Treasury or government securities, $598 million for United Kingdom foreign office loans and $68 million of securities issued by AAA-rated sovereigns. The comparable level of direct exposure outstanding at December 31, 2012 was $1.9 billion (.61% of PNC’s total assets), which primarily included $645 million for cross-border leases in support of national infrastructure, $600 million for United Kingdom foreign office loans and $168 million of securities issued by AAA-rated sovereigns.

The $419 million of unfunded direct exposure as of June 30, 2013 was largely comprised of $332 million for unfunded contractual commitments primarily for United Kingdom local office commitments to PNC Business Credit corporate customers on a secured basis or activities supporting our domestic customers export activities through the confirmation of trade letters of credit. Comparably, the $550 million of unfunded direct exposure as of December 31, 2012 was largely comprised of $449 million for unfunded contractual commitments primarily for United Kingdom local office commitments to PNC Business Credit corporate customers on a secured basis or activities supporting our domestic customers export activities through the confirmation of trade letters of credit.

We also track European financial exposures where our clients, primarily U.S. entities, appoint PNC as a letter of credit issuing bank and we elect to assume the joint probability of default risk. As of June 30, 2013 and December 31, 2012, PNC had $2.3 billion and $2.5 billion, respectively, of indirect exposure. For PNC to incur a loss in these indirect exposures, both the obligor and the financial counterparty participating bank would need to default. PNC assesses both the corporate customers and the participating banks for counterparty risk and where PNC has found that a participating bank exposes PNC to unacceptable risk, PNC will reject the participating bank as an acceptable counterparty and will ask the corporate customer to find an acceptable participating bank.

Direct and indirect exposure to entities in the GIIPS countries totaled $247 million as of June 30, 2013, of which $124 million was direct exposure for cross-border leases within Portugal, $67 million represented direct exposure for loans outstanding within Ireland and $36 million represented indirect exposure for letters of credit with strong underlying obligors, primarily U.S. entities, with participating banks in Ireland, Italy and Spain. The comparable amounts as of December 31, 2012 were total direct and indirect exposure of $241 million, consisting of $122 million of direct exposure for cross-border leases within Portugal, $67 million represented direct exposure for loans outstanding within Ireland and $31 million represented indirect exposure for letters of credit with strong underlying obligors, primarily U.S. entities, with participating banks in Ireland, Italy and Spain.

Direct and indirect exposure to entities in Belgium and France totaled $1.0 billion as of June 30, 2013. Direct exposure of $107 million primarily consisted of $70 million for cross-border leases within Belgium and $35 million for unfunded contractual commitments in France. Indirect exposure was $919 million for letters of credit with strong underlying obligors, primarily U.S. entities, with creditworthy participant banks in France and Belgium. The comparable amounts as of December 31, 2012 were total direct and indirect exposure of $1.2 billion of which there was $138 million of direct exposure primarily consisting of $69 million for cross-border leases within Belgium, $35 million for unfunded contractual commitments in France and $30 million of covered bonds issued by a financial institution in France. Indirect exposure at December 31, 2012 was $1.1 billion for letters of credit with strong underlying obligors and creditworthy participant banks in France and Belgium.

The PNC Financial Services Group, Inc. – Form 10-Q    29

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

30    The PNC Financial Services Group, Inc. – Form 10-Q

RETAIL BANKING

(Unaudited)

Table 25: Retail Banking Table

Six months ended June 30 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$2,061	$2,159
Noninterest income
Service charges on deposits	270	258
Brokerage	110	94
Consumer services	445	404
Other	151	72
Total noninterest income	976	828
Total revenue	3,037	2,987
Provision for credit losses	310	300
Noninterest expense	2,287	2,240
Pretax earnings	440	447
Income taxes	162	164
Earnings	$278	$283
Average Balance Sheet
Loans
Consumer
Home equity	$29,063	$27,499
Indirect auto	7,161	4,735
Indirect other	969	1,242
Education	8,101	9,270
Credit cards	4,085	4,001
Other	2,141	2,222
Total consumer	51,520	48,969
Commercial and commercial real estate	11,318	11,083
Floor plan	2,031	1,733
Residential mortgage	788	1,002
Total loans	65,657	62,787
Goodwill and other intangible assets	6,138	6,058
Other assets	2,522	2,575
Total assets	$74,317	$71,420
Deposits
Noninterest-bearing demand	$20,967	$19,572
Interest-bearing demand	31,595	26,986
Money market	48,469	45,436
Total transaction deposits	101,031	91,994
Savings	10,768	9,489
Certificates of deposit	22,251	27,309
Total deposits	134,050	128,792
Other liabilities	308	410
Capital	8,967	8,391
Total liabilities and equity	$143,325	$137,593
Performance Ratios
Return on average capital	6%	7%
Return on average assets	.75	.80
Noninterest income to total revenue	32	28
Efficiency	75	75
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$222	$275
Consumer nonperforming assets	1,068	685
Total nonperforming assets (b)	$1,290	$960
Purchased impaired loans (c)	$750	$886
Commercial lending net charge-offs	$59	$66
Credit card lending net charge-offs	84	99
Consumer lending (excluding credit card) net charge-offs	259	213
Total net charge-offs	$402	$378
Commercial lending annualized net charge-off ratio	.89%	1.04%
Credit card lending annualized net charge-off ratio	4.15%	4.98%
Consumer lending (excluding credit card) annualized net charge-off ratio (h)	1.08%	.93%
Total annualized net charge-off ratio (h)	1.23%	1.21%

At June 30 Dollars in millions, except as noted	2013	2012
Other Information (Continued) (a)
Home equity portfolio credit statistics: (d)
% of first lien positions at origination (e)	50%	39%
Weighted-average loan-to-value ratios (LTVs) (e) (f)	85%	78%
Weighted-average updated FICO scores (g)	745	742
Annualized net charge-off ratio (h)	1.39%	1.01%
Delinquency data: (i)
Loans 30 – 59 days past due	.20%	.32%
Loans 60 – 89 days past due	.08%	.18%
Total accruing loans past due	.28%	.50%
Nonperforming loans	3.12%	1.98%
Other statistics:
ATMs	7,335	7,206
Branches (j)	2,780	2,888
Full service brokerage offices	37	40
Brokerage account assets (billions)	$39	$36
Customer-related statistics: (in thousands)
Retail Banking checking relationships	6,589	6,349
Retail online banking active customers	4,271	3,953
Retail online bill payment active customers	1,270	1,189
(a)	Presented as of June 30, except for net charge-offs and annualized net charge-off ratios, which are for the six months ended.
(b)	Includes nonperforming loans of $1.2 billion at June 30, 2013 and $0.9 billion at June 30, 2012.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Lien position, LTV and FICO statistics are based upon customer balances.
(e)	Lien position and LTV calculation at June 30, 2013 reflect the use of revised assumptions where data is missing.
(f)	LTV statistics are based upon current information.
(g)	Represents FICO scores that are updated at least quarterly.
(h)	Ratios for the six months ended June 30, 2013 include additional consumer charge-offs taken as a result of alignment with interagency guidance on practices for loans and lines of credit we implemented in the first quarter of 2013.
(i)	Data based upon recorded investment. Past due amounts exclude purchased impaired loans, even if contractually past due as we are currently accreting interest income over the expected life of the loans. In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status.
(j)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

Retail Banking earned $278 million in the first six months of 2013 compared with earnings of $283 million for the same period a year ago. Earnings were essentially flat compared to a year ago as higher noninterest income was offset by lower net interest income and higher noninterest expense.

Retail Banking’s core strategy is to efficiently grow customers by providing an experience that builds customer loyalty and expands loan, investment product, and money management share of wallet. Net checking relationships grew 114,000 in the first six months of 2013. The growth reflects strong results and gains in the majority of our markets, as well as strong customer retention in the overall network. As customer preferences for convenience evolve, we continue to provide more cost effective alternate servicing channels. Non-branch

The PNC Financial Services Group, Inc. – Form 10-Q    31

deposits via ATM and mobile channels increased from 14 percent a year ago to 23 percent of the total deposits in the first half of 2013. Active online banking customers and active online bill payment customers increased by 8% and 7%, respectively, from a year ago.

Retail Banking’s footprint extends across 17 states and Washington, D.C., covering nearly half the U.S. population and serving 5.8 million consumers and 757 thousand small businesses with 2,780 branches and 7,335 ATMs. PNC consolidated 108 branches in the first six months of 2013 with plans to close an approximate total of 200 branches this year. We will continue to invest selectively in new branches and we opened seven branches in the first half of 2013.

Total revenue for the first six months of 2013 was $3.0 billion, $50 million higher than the same period of 2012. Net interest income of $2.1 billion decreased $98 million compared with the first six months of 2012. The decrease resulted from spread compression on both loans and deposits.

Noninterest income increased $148 million compared to the first half of 2012. The increase was driven by the second quarter pretax gain of $83 million on the sale of Visa Class B common shares and the impact of higher customer-initiated fee based transactions.

The provision for credit losses was $310 million and net charge-offs were $402 million in the first six months of 2013 compared with $300 million and $378 million, respectively, for the same period in 2012. The increase in net charge-offs year-over-year was due to the impact of alignment with regulatory guidance in the first quarter of 2013.

Noninterest expense increased $47 million in the first six months of 2013 compared to the same period of 2012. The increase was primarily attributable to a greater number of months’ operating expenses in 2013 associated with the RBC Bank (USA) acquisition, partially offset by lower additions to legal reserves.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers. In the first six months of 2013, average total deposits of $134.1 billion increased $5.3 billion, or 4%, compared with the same period in 2012.

•

Average transaction deposits grew $9.0 billion, or 10% and average savings deposit balances grew $1.3 billion or 13% year-over-year as a result of organic deposit growth, continued customer preference for liquidity and the RBC Bank (USA) acquisition. In the first six months of 2013, compared with the same period a year ago, average demand deposits increased $6.0 billion, or 13%, to $52.6 billion and average money market deposits increased $3.0 billion, or 7%, to $48.5 billion.
•	Total average certificates of deposit decreased $5.1 billion or 19% compared to the same period in 2012. The decline in average certificates of deposit was due to the run-off of maturing accounts.

Retail Banking continues to focus on a relationship-based lending strategy that targets specific products and markets for growth, small business and auto dealerships. In the first six months of 2013, average total loans were $65.7 billion, an increase of $2.9 billion, or 5%, over the same period in 2012.

•

Average indirect auto loans increased $2.4 billion, or 51%, over the first six months of 2012. The increase was primarily due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales.

•

Average home equity loans increased $1.6 billion, or 6%, compared with the same period in 2012. The increase was driven by the RBC Bank (USA) acquisition. The remainder of the portfolio grew modestly as increases in term loans were offset by declines in lines of credit. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•	Average auto dealer floor plan loans grew $298 million, or 17%, compared with the first six months of 2012, primarily resulting from dealer line utilization and additional dealer relationships.
•

Average commercial and commercial real estate loans increased $235 million, or 2%, compared with the same period in 2012. The increase was due to the acquisition of RBC Bank (USA). The remainder of the portfolio showed a decline as loan demand was outpaced by paydowns, refinancings, and charge-offs.

•	Average credit card balances increased $84 million, or 2%, compared with the same period of 2012 as a result of the portfolio purchase from RBC Bank (Georgia), National Association in March 2012.
•

Average education loans for the first six months of 2013 declined $1.2 billion or 13% compared with the same period in 2012. The decline was a result of run-off of the discontinued government guaranteed portfolio.

•

Average indirect other and residential mortgages in this segment are primarily run-off portfolios and declined $273 million and $214 million, respectively, compared with the same period in 2012. The indirect other portfolio is comprised of marine, RV, and other indirect loan products.

Nonperforming assets totaled $1.3 billion at June 30, 2013, a 34% increase from a year ago. The increase was in consumer assets and was due to the alignment with interagency guidance on practices for loans and lines of credit related to consumer loans that we implemented in the first quarter of 2013.

32    The PNC Financial Services Group, Inc. – Form 10-Q

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Table 26: Corporate & Institutional Banking Table

Six months ended June 30 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$1,899	$2,023
Noninterest income
Corporate service fees	543	448
Other	319	234
Noninterest income	862	682
Total revenue	2,761	2,705
Provision for credit losses (benefit)	(26)	52
Noninterest expense	979	959
Pretax earnings	1,808	1,694
Income taxes	655	622
Earnings	$1,153	$1,072
Average Balance Sheet
Loans
Commercial	$53,696	$46,004
Commercial real estate	16,939	15,158
Commercial – real estate related	6,902	5,258
Asset-based lending	11,397	9,510
Equipment lease financing	6,604	5,808
Total loans	95,538	81,738
Goodwill and other intangible assets	3,763	3,595
Loans held for sale	1,101	1,217
Other assets	11,539	11,316
Total assets	$111,941	$97,866
Deposits
Noninterest-bearing demand	$40,239	$37,519
Money market	16,977	14,803
Other	6,947	5,653
Total deposits	64,163	57,975
Other liabilities	17,914	16,769
Capital	9,541	8,676
Total liabilities and equity	$91,618	$83,420
Performance Ratios
Return on average capital	24%	25%
Return on average assets	2.08	2.20
Noninterest income to total revenue	31	25
Efficiency	35	35

Six months ended June 30 Dollars in millions, except as noted	2013	2012
Commercial Mortgage Servicing Portfolio (in billions)
Beginning of period	$282	$267
Acquisitions/additions	39	17
Repayments/transfers	(27)	(20)
End of period	$294	$264
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$642	$697
Capital Markets (c)	$327	$307
Commercial mortgage loans held for sale (d)	$69	$47
Commercial mortgage loan servicing income, net of amortization (e)	106	83
Commercial mortgage servicing rights recovery/(impairment), net of economic hedge (f)	55	(1)
Total commercial mortgage banking activities	$230	$129
Total loans (g)	$97,708	$88,810
Net carrying amount of commercial mortgage servicing rights (g)	$525	$398
Credit-related statistics:
Nonperforming assets (g) (h)	$999	$1,686
Purchased impaired loans (g) (i)	$708	$1,088
Net charge-offs	$39	$73
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking Review.
(b)	Includes amounts reported in net interest income and corporate service fees.
(c)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(d)	Includes valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization and a direct write-down of commercial mortgage servicing rights of $24 million recognized in the first quarter of 2012. Commercial mortgage servicing rights (impairment)/recovery, net of economic hedge is shown separately.
(f)	Includes amounts reported in corporate services fees.
(g)	As of June 30.
(h)	Includes nonperforming loans of $.9 billion at June 30, 2013 and $1.6 billion at June 30, 2012.
(i)	Recorded investment of purchased impaired loans related to acquisitions.

The PNC Financial Services Group, Inc. – Form 10-Q    33

Corporate & Institutional Banking earned $1.2 billion in the first six months of 2013, an increase of $81 million compared with the first six months of 2012. The increase in earnings was due to an increase in noninterest income and improved credit quality, partially offset by lower net interest income. We continued to focus on building client relationships, including increasing cross sales and adding new clients where the risk-return profile was attractive.

Results for the first six months of 2013 include the impact of the RBC Bank (USA) acquisition, which added approximately $7.5 billion of loans and $4.8 billion of deposits as of March 2, 2012.

Highlights of Corporate & Institutional Banking’s performance include the following:

•

Corporate & Institutional Banking continued to execute on strategic initiatives, including in the Southeast, by organically growing and deepening client relationships that meet our risk/return measures. Approximately 345 new primary Corporate Banking clients were added in the first six months of 2013.

•	Loan commitments increased 10% to $186 billion at June 30, 2013 compared to June 30, 2012, primarily due to growth in our Corporate Banking, Real Estate and Business Credit businesses.
•	Period-end loan balances have increased for the eleventh consecutive quarter, including an increase of 3.0% at June 30, 2013 compared with March 31, 2013 and 10.0% compared with June 30, 2012.
•	Our Treasury Management business, which ranks among the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare.
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

•	Mergers and Acquisitions Journal named Harris Williams & Co. its 2012 Mid-Market Investment Bank of the Year. This is the second time in three years that Harris Williams & Co. has earned the title.

Net interest income was $1.9 billion in the first six months of 2013, a decrease of $124 million from the first six months of 2012, reflecting lower spreads on loans and deposits and lower purchase accounting accretion, partially offset by higher average loans and deposits.

Corporate service fees were $543 million in the first six months of 2013, an increase of $95 million from the first six months of 2012, primarily due to higher commercial mortgage servicing revenue primarily driven by the impact of higher market interest rates on commercial mortgage servicing rights valuations, and higher treasury management fees, partially offset by lower merger and acquisition advisory fees. The major components of corporate service fees are treasury management revenue, corporate finance fees, including revenue from certain capital markets-related products and services, and commercial mortgage servicing revenue.

Other noninterest income was $319 million in the first six months of 2013 compared with $234 million in the first six months of 2012. The increase of $85 million was driven by the impact of higher market interest rates on credit valuations related to customer-initiated hedging activities and an increase in commercial mortgage loans held for sale, which more than offset lower customer driven derivatives revenue.

The provision for credit losses was a benefit of $26 million in the first six months of 2013 compared with a provision of $52 million in the first six months of 2012, primarily due to positive credit migration. Overall credit quality remains strong. Net charge-offs were $39 million in the first six months of 2013, which decreased $34 million, or 47%, compared with the 2012 period primarily attributable to lower levels of commercial real estate and commercial charge-offs and an increase in commercial real estate recoveries.

Nonperforming assets declined for the thirteenth consecutive quarter, and at $1.0 billion, represented a 41% decrease from June 30, 2012 as a result of improving credit quality.

Noninterest expense was $979 million in the first six months of 2013, an increase of $20 million or 2% from the comparable period of 2012, and included the impact of the RBC Bank (USA) acquisition and higher asset impairments.

Average loans were $95.5 billion in the first six months of 2013 compared with $81.7 billion in the first six months of 2012, an increase of 17%. This increase includes 16% organic growth, excluding the impact of the RBC Bank (USA) acquisition.

•

The Corporate Banking business provides lending, treasury management and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and to large corporations. Average loans for this business increased $7.4 billion, or 17%, in the first six months of 2013 compared with the first six months of 2012, primarily due to an increase in loan commitments from new customers. Organically, average loans for this business grew 15% in the comparison.

•

PNC Real Estate provides commercial real estate and real estate-related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Average loans for this business increased $3.6 billion, or 20%, in the first

34    The PNC Financial Services Group, Inc. – Form 10-Q

six months of 2013 compared with the first six months of 2012 due to increased originations.
•

PNC Business Credit is one of the top three asset-based lenders in the country, as of year-end 2012, with increasing market share according to the Commercial Finance Association. The loan portfolio is relatively high yielding, with moderate risk as the loans are mainly secured by short-term assets. Average loans increased $1.9 billion, or 20%, in the first six months of 2013 compared with the first six months of 2012 due to customers seeking stable lending sources, loan usage rates and market share expansion.

•	PNC Equipment Finance is the 4th largest bank-affiliated leasing company with over $11 billion in equipment finance assets.

Average deposits were $64.2 billion in the first six months of 2013, an increase of $6.2 billion, or 11%, compared with the first six months of 2012 due to deposits added in the RBC Bank (USA) acquisition and inflows into noninterest-bearing deposits.

The commercial mortgage servicing portfolio was $294 billion at June 30, 2013 compared with $264 billion at June 30, 2012 as servicing additions exceeded portfolio run-off.

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

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, totaled $642 million for the first six months of 2013 and $697 million for the first six months of 2012. Lower spreads on deposits drove the decline in revenue in the first six months of 2013 compared to the first six months of 2012. Growth in deposit balances and core businesses such as commercial card, account services, wire and ACH was strong.

Capital markets revenue includes merger and acquisition advisory fees, loan syndications, derivatives, foreign exchange, fees on the asset-backed commercial paper conduit and fixed income activities. Revenue from capital markets-related products and services totaled $327 million in the first six months of 2013 compared with $307 million in the first six months of 2012. The increase in the comparison was driven by the impact of higher market interest rates on credit valuations related to customer-initiated hedging activities, mostly offset by lower merger and acquisition advisory fees and lower customer driven derivatives revenue.

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

Commercial mortgage banking activities resulted in revenue of $230 million in the first six months of 2013 compared with $129 million in the first six months of 2012. The increase in the comparison was mainly due to higher net revenue from commercial mortgage servicing, primarily driven by the impact of higher market interest rates on commercial mortgage servicing rights valuations and higher loan originations. The first six months of 2012 included a direct write-down of commercial mortgage servicing rights of $24 million.

The PNC Financial Services Group, Inc. – Form 10-Q    35

ASSET MANAGEMENT GROUP

(Unaudited)

Table 27: Asset Management Group Table

Six months ended June 30 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$143	$150
Noninterest income	366	333
Total revenue	509	483
Provision for credit losses	6	9
Noninterest expense	378	357
Pretax earnings	125	117
Income taxes	46	43
Earnings	$79	$74
Average Balance Sheet
Loans
Consumer	$4,870	$4,252
Commercial and commercial real estate	1,040	1,112
Residential mortgage	772	692
Total loans	6,682	6,056
Goodwill and other intangible assets	302	339
Other assets	226	218
Total assets	$7,210	$6,613
Deposits
Noninterest-bearing demand	$1,290	$1,468
Interest-bearing demand	3,545	2,656
Money market	3,781	3,593
Total transaction deposits	8,616	7,717
CDs/IRAs/savings deposits	448	519
Total deposits	9,064	8,236
Other liabilities	59	70
Capital	465	405
Total liabilities and equity	$9,588	$8,711
Performance Ratios
Return on average capital	34%	37%
Return on average assets	2.21	2.25
Noninterest income to total revenue	72	69
Efficiency	74	74

Six months ended June 30 Dollars in millions, except as noted	2013	2012
Other Information
Total nonperforming assets (a) (b)	$69	$67
Purchased impaired loans (a) (c)	$102	$122
Total net charge-offs	$5	$5
Assets Under Administration (in billions) (a) (d)
Personal	$112	$102
Institutional	121	112
Total	$233	$214
Asset Type
Equity	$130	$116
Fixed Income	70	66
Liquidity/Other	33	32
Total	$233	$214
Discretionary assets under management
Personal	$78	$71
Institutional	39	38
Total	$117	$109
Asset Type
Equity	$62	$56
Fixed Income	39	38
Liquidity/Other	16	15
Total	$117	$109
Nondiscretionary assets under administration
Personal	$34	$31
Institutional	82	74
Total	$116	$105
Asset Type
Equity	$68	$60
Fixed Income	31	28
Liquidity/Other	17	17
Total	$116	$105
(a)	As of June 30.
(b)	Includes nonperforming loans of $64 million at June 30, 2013 and $63 million at June 30, 2012.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

36    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group earned $79 million through the first six months of 2013 compared with $74 million in the same period of 2012. The increase in earnings was due to higher revenue of $26 million partially offset by higher noninterest expense. Assets under administration were $233 billion as of June 30, 2013 compared to $214 billion as of June 30, 2012.

The core growth strategies for the business continue to include: investing in higher growth geographies, increasing internal referral sales and adding new front line sales staff. Through the first six months of 2013, the business delivered strong sales production and benefited from significant referrals from other PNC lines of business. Over time, the successful execution of these strategies and the accumulation of our strong sales performance are expected to create meaningful growth in assets under management and noninterest income.

Highlights of Asset Management Group’s performance during the first six months of 2013 include the following:

•	Positive net flows of approximately $2.1 billion in discretionary assets under management after adjustments to total net flows for cyclical client activities,
•	New primary client acquisition increased 36% over the first six months of 2012,
•	Strong sales production, up nearly 24% over the first six months of 2012,
•	Significant referrals from other PNC lines of business, an increase of 51% over the first six months of 2012, and
•	Continuing levels of new business investment and focused hiring to drive growth resulting in a 6% increase in personnel at June 30, 2013 versus June 30, 2012.

Assets under administration were $233 billion at June 30, 2013, an increase of $19 billion compared to June 30 of the prior year. Discretionary assets under management were $117 billion at June 30, 2013 compared with $109 billion at June 30, 2012. The increase was driven by higher equity markets and positive net flows due to strong sales performance and successful client retention.

Total revenue for the first half of 2013 was $509 million compared with $483 million for the same period in 2012. Net interest income was $143 million for the first six months of 2013 compared with $150 million for the same period in 2012 due to narrower spreads partially offset by balance sheet growth. Noninterest income was $366 million for the first six months of 2013, an increase of $33 million, or 10%, from the prior year period due to stronger average equity markets and positive net flows.

Provision for credit losses was $6 million for the first six months of 2013 compared to $9 million for the same period of 2012. Noninterest expense was $378 million in the first half of 2013, an increase of $21 million, or 6%, from the prior year period. The increase was primarily attributable to compensation expense. Over the last 12 months, total full-time headcount has increased by approximately 195 positions, or 6%. Asset Management Group remains focused on disciplined expense management as it invests in these strategic growth opportunities.

Average deposits for the first half of 2013 increased $828 million, or 10%, over the prior year period. Average transaction deposits grew 12% compared with the first half of 2012 and were partially offset by the run-off of maturing certificates of deposit. Average loan balances of $6.7 billion increased $.6 billion, or 10%, from the prior year period due to continued growth in the consumer loan portfolio, primarily home equity installment loans due to a favorable rate environment.

The PNC Financial Services Group, Inc. – Form 10-Q    37

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Table 28: Residential Mortgage Banking Table

Six months ended June 30 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$99	$104
Noninterest income
Loan servicing revenue
Servicing fees	78	108
Net MSR hedging gains	63	110
Loan sales revenue
Provision for residential mortgage repurchase obligations	(77)	(470)
Loan sales revenue	362	318
Other	(6)	14
Total noninterest income	420	80
Total revenue	519	184
Provision for credit losses (benefit)	24	(9)
Noninterest expense	392	433
Pretax earnings	103	(240)
Income taxes (benefit)	38	(88)
Earnings (loss)	$65	$(152)
Average Balance Sheet
Portfolio loans	$2,478	$2,836
Loans held for sale	2,072	1,753
Mortgage servicing rights (MSR)	807	655
Other assets	5,247	6,501
Total assets	$10,604	$11,745
Deposits	$3,183	$1,723
Borrowings and other liabilities	3,351	4,209
Capital	1,622	995
Total liabilities and equity	$8,156	$6,927
Performance Ratios
Return on average capital	8%	(31)%
Return on average assets	1.24	(2.60)
Noninterest income to total revenue	81	43
Efficiency	76	235

Six months ended June 30 Dollars in millions, except as noted	2013	2012
Residential Mortgage Servicing Portfolio – Third-Party (in billions)
Beginning of period	$119	$118
Acquisitions	6	7
Additions	8	6
Repayments/transfers	(17)	(15)
End of period	$116	$116
Servicing portfolio – third-party statistics: (a)
Fixed rate	92%	91%
Adjustable rate/balloon	8%	9%
Weighted-average interest rate	4.72%	5.21%
MSR capitalized value (in billions)	$1.0	$.6
MSR capitalization value (in basis points)	84	50
Weighted-average servicing fee (in basis points)	28	29
Residential Mortgage Repurchase Reserve
Beginning of period	$614	$83
Provision	77	470
RBC Bank (USA) acquisition		26
Losses – loan repurchases and settlements	(168)	(117)
End of Period	$523	$462
Other Information
Loan origination volume (in billions)	$8.9	$7.0
Loan sale margin percentage	4.05%	4.54%
Percentage of originations represented by:
Agency and government programs	100%	100%
Refinance volume	76%	77%
Total nonperforming assets (a) (b)	$220	$78
Purchased impaired loans (a) (c)	$8	$84
(a)	As of June 30.
(b)	Includes nonperforming loans of $177 million at June 30, 2013 and $37 million at June 30, 2012.
(c)	Recorded investment of purchased impaired loans related to acquisitions.

38    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage Banking reported net income of $65 million in the first six months of 2013 compared with a net loss of $152 million in the first six months of 2012. Earnings increased from the prior year six month period primarily as a result of decreased provision for residential mortgage repurchase obligations.

The strategic focus of the business is the acquisition of new customers through a retail loan officer sales force with an emphasis on home purchase transactions. Two key aspects of this strategy are: (1) competing on the basis of superior service to new and existing customers in serving their home purchase and refinancing needs; and (2) operating strategic partnerships with reputable residential real estate franchises to acquire new customers. A key consideration in pursuing this approach is the cross-sell opportunity, especially in the bank footprint markets.

Residential Mortgage Banking overview:

•

Total loan originations were $8.9 billion for the first six months of 2013 compared with $7.0 billion in the comparable period of 2012. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs (VA) agency guidelines. Refinancings were 76% of originations for the first six months of 2013 and 77% in the first six months of 2012. During the first six months of 2013, 33% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2).

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At June 30, 2013, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $523 million compared with $462 million at June 30, 2012. See the Recourse And Repurchase Obligations section of this Financial Review and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

–

PNC has and expects to experience elevated levels of residential mortgage loan repurchase demands reflecting a change in behavior and demand patterns of two government-sponsored enterprises, FNMA and FHLMC, primarily related to loans sold in 2008 and prior in agency securitizations.

•	Residential mortgage loans serviced for others totaled $116 billion at both June 30, 2013 and June 30, 2012 as payoffs continued to approximate new direct loan origination volume and acquisitions.
•

Noninterest income was $420 million in the first six months of 2013 compared with $80 million in the first six months of 2012. The decreases in MSR hedging gains and servicing fees were more than offset by lower recourse provision in the 2013 period and increased loan sales revenue.

•	Net interest income was $99 million in the first six months of 2013 compared with $104 million in the first six months of 2012.
•

Noninterest expense was $392 million in the first six months of 2013 compared with $433 million in the first six months of 2012. Increased expense on higher loan origination volumes was more than offset by lower residential mortgage foreclosure-related expenses and legal expenses.

•

The fair value of mortgage servicing rights was $1.0 billion at June 30, 2013 compared with $0.6 billion at June 30, 2012. The increase in fair value was primarily due to rising residential mortgage interest rates at June 30, 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    39

BLACKROCK

(Unaudited)

Table 29: BlackRock Table

Information related to our equity investment in BlackRock follows:

Six months ended June 30 Dollars in millions	2013	2012
Business segment earnings (a)	$220	$178
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At June 30.

In billions	June 30 2013	December 31 2012
Carrying value of PNC’s investment in BlackRock (c)	$5.8	$5.6
Market value of PNC’s investment in BlackRock (d)	9.2	7.4
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.9 billion at both June 30, 2013 and December 31, 2012. Our voting interest in BlackRock common stock was approximately 21% at June 30, 2013.
(d)	Does not include liquidity discount.

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

On January 31, 2013, we transferred 205,350 shares of BlackRock Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. The transfer reduced Other assets and Other liabilities on our Consolidated Balance Sheet by $33 million. At June 30, 2013, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock which are available to fund our obligation in connection with the BlackRock LTIP programs.

Our 2012 Form 10-K includes additional information about our investment in BlackRock.

NON-STRATEGIC ASSETS PORTFOLIO

(Unaudited)

Table 30: Non-Strategic Assets Portfolio Table

Six months ended June 30 Dollars in millions	2013	2012
Income Statement
Net interest income	$367	$438
Noninterest income	27	(17)
Total revenue	394	421
Provision for credit losses	81	68
Noninterest expense	93	135
Pretax earnings	220	218
Income taxes	81	80
Earnings	$139	$138
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$487	$1,006
Lease financing	691	672
Total commercial lending	1,178	1,678
Consumer Lending:
Home equity	4,139	4,758
Residential real estate	5,823	6,291
Total consumer lending	9,962	11,049
Total portfolio loans	11,140	12,727
Other assets (a)	(629)	(320)
Total assets	$10,511	$12,407
Deposits and other liabilities	$222	$179
Capital	1,104	1,244
Total liabilities and equity	$1,326	$1,423
Performance Ratios
Return on average capital	25%	22%
Return on average assets	2.67	2.24
Noninterest income to total revenue	7	(4)
Efficiency	24	32
Other Information
Nonperforming assets (b)(c)	$935	$1,120
Purchased impaired loans (b)(d)	$5,193	$5,889
Net charge-offs (e)	$140	$174
Annualized net charge-off ratio (e)	2.53%	2.75%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$388	$945
Lease financing	696	677
Total commercial lending	1,084	1,622
Consumer Lending
Home equity	4,029	4,575
Residential real estate	5,659	6,475
Total consumer lending	9,688	11,050
Total loans	$10,772	$12,672
(a)	Other assets includes deferred taxes, ALLL and OREO. Other assets were negative in both periods due to the ALLL.
(b)	As of June 30.
(c)	Includes nonperforming loans of $.7 billion at June 30, 2013 and June 30, 2012
(d)	Recorded investment of purchased impaired loans related to acquisitions. At June 30, 2013, this segment contained 77% of PNC’s purchased impaired loans.
(e)	For the six months ended June 30.

40    The PNC Financial Services Group, Inc. – Form 10-Q

This business segment consists primarily of non-strategic assets obtained through acquisitions of other companies. Non-Strategic Assets Portfolio had earnings of $139 million in the first six months of 2013 compared with $138 million in the first six months of 2012. Earnings were relatively flat year-over-year as higher noninterest income and lower noninterest expense were offset by lower net interest income and a higher provision for credit losses.

The first six months of 2013 included the impact of the March 2012 RBC Bank (USA) acquisition, which added approximately $1.0 billion of residential real estate loans, $.2 billion of commercial/commercial real estate loans and $.2 billion of OREO assets. Of these assets, $1.0 billion were deemed purchased impaired loans.

Non-Strategic Assets Portfolio overview:

•

Net interest income was $367 million in the first six months of 2013 compared with $438 million in the first six months of 2012. The decrease was driven by lower purchase accounting accretion as well as lower average loan balances.

•

Noninterest income was $27 million in the first six months of 2013 compared with a loss of $17 million in the first six months of 2012. The increase was driven by lower provision for estimated losses on home equity repurchase obligations.

•

The provision for credit losses was $81 million in the first six months of 2013 compared with $68 million in the first six months of 2012 driven by a decrease in expected cash flows on purchased impaired home equity loans.

•	Noninterest expense in the first six months of 2013 was $93 million compared with $135 million in the first six months of 2012. The decrease was driven by lower commercial OREO write-downs.
•

Average portfolio loans declined to $11.1 billion in the first six months of 2013 compared with $12.7 billion in the first six months of 2012. The overall decline was driven by customer payment activity and portfolio management activities to reduce under-performing assets, partially offset by the addition of loans from the March 2012 RBC Bank (USA) acquisition.

•	Nonperforming loans were at $.7 billion at June 30, 2013 and June 30, 2012. The consumer lending portfolio comprised 86% of the nonperforming loans in this segment at June 30, 2013. Nonperforming consumer loans increased $128 million from June 30, 2012, due to alignment with interagency guidance in the first quarter of 2013. The commercial lending portfolio comprised 14% of the nonperforming loans as of June 30, 2013. Nonperforming commercial loans decreased $99 million from June 30, 2012.

•	Net charge-offs were $140 million in the first six months of 2013 and $174 million in the first six months of 2012 primarily due to lower charge-offs on home equity loans.

The business activity of this segment is to manage the wind-down of the portfolio while maximizing the value and mitigating risk. The fair value marks taken upon acquisition of the assets, the team we have in place and targeted asset resolution strategies help us to manage these assets.

•

The Commercial Lending portfolio declined 33% since June 30, 2012. Commercial and commercial real estate loans declined 59% to $.4 billion while the lease financing portfolio remained relatively flat at $.7 billion. The leases are long-term with relatively low credit risk.

•

The Consumer Lending portfolio declined $1.4 billion, or 12%, when compared to June 30 of last year. The portfolio’s credit quality has stabilized through actions taken by management. We have implemented various refinance programs, line management programs and loss mitigation programs to mitigate risks within this portfolio while assisting borrowers to maintain home ownership when possible.

•

When loans are sold, we may assume certain loan repurchase obligations to indemnify investors against losses or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. From 2005 to 2007, home equity loans were sold with such contractual provisions. At June 30, 2013, the liability for estimated losses on repurchase and indemnification claims for the Non-Strategic Assets Portfolio was $24 million compared to $61 million at June 30, 2012. See the Recourse And Repurchase Obligations section of this Financial Review and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q    41

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

The following critical accounting estimate and judgment has been updated during the first six months of 2013.

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

•	Probability of default (PD),
•	Loss given default (LGD),
•	Exposure at date of default,
•	Movement through delinquency stages,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, which may be obtained from third parties, and
•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in historical results.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.7 billion, or 44%, of the ALLL at June 30, 2013 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $2.1 billion, or 56%, of the ALLL at June 30, 2013 has been allocated to these consumer lending categories.

RECENTLY PROPOSED ACCOUNTING STANDARDS

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

42    The PNC Financial Services Group, Inc. – Form 10-Q

model. The effective date of the proposals has not yet been determined. We are evaluating the impact of these proposals on our financial statements.

In April 2013, the FASB issued Proposed ASU, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This exposure draft addresses the accounting for an investment in a Low Income Housing Tax Credit (LIHTC) partnership through a limited partnership investment. If certain criteria are met, the allocated tax credits, net of amortization of the investment, could be recognized in income taxes attributable to continuing operations under the effective yield method. The exposure draft also requires disclosure of information regarding the nature of LIHTC investments and whether they are accounted for under the effective yield or equity method. The effective date has not yet been determined. We are evaluating the impact of this proposal on our financial statements.

In May 2013, the FASB issued Proposed ASU, Leases (Topic 842), a revision of the 2010 proposed FASB Accounting Standards Update, Leases (Topic 840). The Proposed ASU would require lessees to recognize right of use assets and lease liabilities for most leases. Depending on the significance of the present value of minimum lease payments to the fair value of the underlying asset or its useful life to the lease term, leases are classified as “Type A” or “Type B” leases. As per the Proposed ASU, most leases of assets other than property (i.e. land and/or building or part of a building) would be classified as Type A leases, while most property leases would be classified as Type B leases. For Type A leases, lessees would generally recognize amortization of the right of use asset on a straight-line basis and interest expense on the lease liability under the effective interest method, whereas, for Type B leases, lessees would generally recognize the total lease expense on a straight-line basis. Lessors would account for a Type A lease similar to a finance lease and a Type B lease similar to an operating lease. The effective date has not been determined. We are evaluating the impact of the proposal on our financial statements.

In June 2013, the FASB issued Proposed ASU, Insurance Contracts (Topic 834). This exposure draft would change the accounting and financial reporting for insurance and reinsurance contracts issued and reinsurance contracts held, regardless of the type of entity issuing or holding these contracts. Certain financial guarantee contracts would also meet the definition of an insurance contract. The exposure draft introduces a building-block approach (based on a discounted estimate of future cash flows under the contract and a margin to remove any gain at inception) to account for most life, annuity, and long-term health contracts and a premium allocation approach (comprising a liability for the remaining coverage under the contract and a liability for incurred claims) for most property and casualty and short-term health contracts. The effective date has not yet been determined. We are evaluating the impact of the proposal on our financial statements.

In July 2013, the FASB issued Proposed ASU, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Collateralized Mortgage Loans upon a Troubled Debt Restructuring. This exposure draft would clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon (1) the creditor obtaining legal title to the residential real estate property or (2) completion of a deed in lieu of foreclosure or similar legal agreement under which the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan, even though the legal title may not yet have passed. The exposure draft would also require additional disclosures, including: (1) a rollforward schedule reconciling the change from the beginning to the ending balance of foreclosed properties at every reporting period and (2) the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure. The effective date has not yet been determined. We are evaluating the impact of the proposal on our financial statements.

In July 2013, the FASB issued Proposed ASU, Consolidation (Topic 810): Measuring the Financial Liabilities of a Consolidated Collateralized Financing Entity. This Proposed ASU would define “collateralized financing entity” and allow a reporting entity that consolidates a collateralized financing entity and recognizes the associated financial assets at fair value, to measure the financial liabilities based on the fair value of the financial assets. The reporting entity would allocate this value to individual liabilities on a reasonable and consistent basis. The Proposed ASU would allow for a modified retrospective transition approach which includes a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Early adoption would be permitted. The effective date has not yet been determined. We are evaluating the impact of the proposal on our financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on Recently Issued Accounting Pronouncements, see Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item I of this Report regarding the impact of the adoption of new accounting guidance issued by the FASB.

The PNC Financial Services Group, Inc. – Form 10-Q    43

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (plan or pension plan) covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are applied as a percentage of eligible compensation. We calculate the expense associated with the pension plan, and the assumptions and methods that we use include a policy of reflecting trust assets at their fair market value. On an annual basis, we review the actuarial assumptions related to the pension plan.

We currently estimate a pretax pension expense of $74 million in 2013 compared with pretax expense of $89 million in 2012. This year-over-year expected decrease reflects the impact of favorable returns on plan assets experienced in 2012, as well as the effects of the lower discount rate required to be used in 2013.

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

COMMERCIAL MORTGAGE LOAN RECOURSE OBLIGATIONS

We originate, close and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC. For more information regarding our Commercial Mortgage Loan Recourse Obligations, see the Recourse and

Repurchase Obligations section of Note 18 Commitments and Guarantees included in the Notes To Consolidated Financial Statements in Part 1, Item 1 of this Report.

RESIDENTIAL MORTGAGE REPURCHASE OBLIGATIONS

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and loan sale transactions. As discussed in Note 3 in our 2012 Form 10-K, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC and the Government National Mortgage Association (GNMA), while Non-Agency securitizations consist of mortgage loan sale transactions with private investors. Mortgage loan sale transactions that are not part of a securitization may involve FNMA, FHLMC or private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

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

44    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 32: Analysis of Quarterly Residential Mortgage Repurchase Claims by Vintage

Dollars in millions	June 30 2013	March 31 2013	December 31 2012	September 30 2012	June 30 2012
2004 & Prior	$51	$12	$11	$15	$31
2005	7	10	8	10	19
2006	19	28	23	30	56
2007	36	108	45	137	182
2008	9	15	7	23	49
2008 & Prior	122	173	94	215	337
2009 – 2013	14	50	38	52	42
Total	$136	$223	$132	$267	$379
FNMA, FHLMC and GNMA %	92%	95%	94%	87%	86%

The PNC Financial Services Group, Inc. – Form 10-Q    45

Table 33: Analysis of Quarterly Residential Mortgage Unresolved Asserted Indemnification and Repurchase Claims

Dollars in millions	June 30 2013	March 31 2013	December 31 2012	September 30 2012	June 30 2012
FNMA, FHLMC and GNMA Securitizations	$96	$165	$290	$430	$419
Private Investors (a)	37	45	47	82	83
Total unresolved claims	$133	$210	$337	$512	$502
FNMA, FHLMC and GNMA %	72%	79%	86%	84%	83%
(a)	Activity relates to loans sold through Non-Agency securitization and loan sale transactions.

The table below details our indemnification and repurchase claim settlement activity during the first six months and the second quarter of 2013 and 2012.

Table 34: Analysis of Residential Mortgage Indemnification and Repurchase Claim Settlement Activity

	2013			2012
Six months ended June 30 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC and GNMA securitizations	$263	$153	$67	$153	$89	$38
Private investors (e)	23	15	3	46	28	4
Total indemnification and repurchase settlements	$286	$168	$70	$199	$117	$42

	2013			2012
Three months ended June 30 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC, and GNMA securitizations	$109	$62	$33	$103	$60	$25
Private investors (e)	13	10	1	25	17	1
Total indemnification and repurchase settlements	$122	$72	$34	$128	$77	$26
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and loan sale transactions.

During 2012 and the first six months of 2013, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: (i) misrepresentation of income, assets or employment; (ii) property evaluation or status issues (e.g., appraisal, title, etc.); (iii) underwriting guideline violations; or (iv) mortgage insurance rescissions. During 2012, FNMA and FHLMC expanded their efforts to reduce their exposure to losses on purchased loans resulting in a dramatic increase in second and third quarter 2012 repurchase claims, primarily on the 2006-2008 vintages, but also on other vintages. Included in this higher volume were repurchase claims made on loans in later stages of default than had previously been observed. For example, in the second quarter of 2012, we experienced repurchase claims on loans which had defaulted more than two years prior to the claim date, which was inconsistent with historical activity. In

December 2012, PNC discussed with FNMA and FHLMC their intentions to further expand their purchased loan review activities in 2013 with a focus on 2004 and 2005 vintages, as well as certain loan modifications and aged default loans not previously reviewed. Based on those discussions, we expected an increase in repurchase claims in 2013 and increased the liability for estimated losses on indemnification and repurchase claims accordingly during the fourth quarter of 2012. Additional discussions with FNMA and FHLMC during the second quarter of 2013 resulted in further refinements to incremental file request expectations, primarily relating to older vintages. As a result, the liability for estimated losses on indemnification and repurchase claims was increased in June 2013 to reflect this expected additional claim activity, despite the fact that the volume of government-sponsored enterprise (GSE) claims in the second quarter of 2013 dropped compared to first quarter of 2013.

46    The PNC Financial Services Group, Inc. – Form 10-Q

In addition to the decline in repurchase claim activity in the second quarter of 2013, the level of unresolved claims for residential mortgages is also continuing to decline. This decline is due to an acceleration of settlement activity and a continued high level of claim rescissions.

At June 30, 2013 and December 31, 2012, the liability for estimated losses on indemnification and repurchase claims for residential mortgages totaled $523 million and $614 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of June 30, 2013 and December 31, 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

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

HOME EQUITY REPURCHASE OBLIGATIONS

PNC’s repurchase obligations include obligations with respect to certain brokered home equity loans/lines that were sold to a limited number of private investors in the financial services industry by National City prior to our acquisition of National City. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is limited to repurchases of the loans sold in these transactions. Repurchase activity associated with brokered home equity lines/loans is reported in the Non-Strategic Assets Portfolio segment. For more information regarding our Home Equity Repurchase Obligations, see the Recourse and Repurchase Obligations portion of the Risk Management section of the Financial Review under Item 7 of our 2012 Form 10-K.

The following table details the unpaid principal balance of our unresolved home equity indemnification and repurchase claims at June 30, 2013 and December 31, 2012.

Table 35: Analysis of Home Equity Unresolved Asserted Indemnification and Repurchase Claims

In millions	June 30 2013	Dec. 31 2012
Home equity loans/lines:
Private investors (a)	$18	$74
(a)	Activity relates to brokered home equity loans/lines sold through loan sale transactions which occurred during 2005-2007.

The table below details our home equity indemnification and repurchase claim settlement activity during the first six months and the second quarter of 2013 and 2012.

Table 36: Analysis of Home Equity Indemnification and Repurchase Claim Settlement Activity

	2013			2012
Six months ended June 30 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)(d)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Home equity loans/lines:
Private investors – Repurchases (e)	$4	$32		$16	$13	$3

	2013			2012
Three months ended June 30 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)(d)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Home equity loans/lines:
Private investors – Repurchases (e)	$2	$2		$6	$5	$1
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability. Losses incurred in the first six months of 2013 also includes amounts for settlement payments.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Activity was less than $.5 million for both the six months and three months ended June 30, 2013.
(e)	Activity relates to brokered home equity loans/lines sold through loan sale transactions which occurred during 2005-2007.

During 2012 and the first six months of 2013, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: (i) misrepresentation of income, assets or employment, (ii) property evaluation or status issues (e.g., appraisal, title, etc.) or (iii) underwriting guideline violations. The lower balance of unresolved indemnification and repurchase claims at June 30, 2013 is attributed to settlement activity in 2013. The lower first six months of 2013 repurchase activity was affected by lower claim activity and lower inventory of claims.

The PNC Financial Services Group, Inc. – Form 10-Q    47

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

At June 30, 2013 and December 31, 2012, the liability for estimated losses on indemnification and repurchase claims for home equity loans/lines was $24 million and $58 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all home equity loans/lines sold and outstanding as of June 30, 2013 and December 31, 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

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

The Risk Management section included in Item 7 of our 2012 Form 10-K describes our risk management philosophy, appetite, culture, governance, risk identification, controls and monitoring and reporting. Additionally, our 2012 Form 10-K provides an analysis of our key areas of risk: credit, operational, liquidity, market and model. The discussion of market risk is further subdivided into interest rate, trading and equity and other investment risk areas. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section of this Item 7.

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

ASSET QUALITY OVERVIEW

Asset quality trends for the first six months of 2013 improved from both December 31, 2012 and June 30, 2012, including the impact of alignment with interagency supervisory guidance during the first quarter of 2013, and included the following:

•

Nonperforming loans remained flat from December 31, 2012 at $3.3 billion as of June 30, 2013 and included the impact from the alignment with interagency supervisory guidance for loans and lines of credit related to consumer loans of $426 million that occurred in the first quarter of 2013. The increase in nonperforming loans from this alignment was substantially offset by a reduction in total commercial nonperforming loans, mainly related to commercial real estate, in addition to principal activity within consumer loans.

•

Overall loan delinquencies decreased $944 million, or 25%, from year-end 2012 levels. The reduction was partially due to a decline in total consumer loan delinquencies of $395 million pursuant to alignment with interagency supervisory guidance in which loans were moved from various delinquency categories to either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing. In addition, government insured residential real estate accruing loans past due 90 days or more declined $324 million, the majority of which were transferred to OREO. Finally, commercial real estate delinquencies decreased $84 million due to improved performance.

•

Second quarter 2013 net charge-offs were $208 million, down 34% from second quarter 2012 net charge-offs of $315 million primarily due to improving credit quality. Six months ending June 30, 2013 net charge-offs were $664 million, up slightly from six months ending June 30, 2012 net charge-offs of $648 million, due to the impact of alignment with interagency supervisory guidance in the first

48    The PNC Financial Services Group, Inc. – Form 10-Q

quarter of 2013 as discussed above partially offset by improving credit quality in the second quarter of 2013.
•

Provision for credit losses decreased to $157 million in the second quarter of 2013 compared with $256 million for the second quarter of 2012. Provision for credit losses for the six months ending June 30, 2013 declined to $393 million compared with $441 million for the six months ending June 30, 2012. The declines in the comparisons were driven primarily by overall commercial credit quality improvement.

•	The level of ALLL decreased to $3.8 billion at June 30, 2013 from $4.0 billion at December 31, 2012 and $4.2 billion at June 30, 2012.

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. The major categories of nonperforming assets are presented in Table 37: Nonperforming Assets By Type.

Nonperforming assets stayed flat at $3.8 billion between June 30, 2013 and December 31, 2012. Nonperforming loans increased $67 million to $3.3 billion while OREO and foreclosed assets decreased $83 million to $457 million. The ratio of nonperforming loans to total loans stayed constant at 1.75 % at June 30, 2013 compared to December 31, 2012. The ratio of nonperforming assets to total loans, OREO and foreclosed assets decreased to 1.99% at June 30, 2013 from 2.04% at December 31, 2012.

In the first quarter of 2013, we completed our alignment of certain nonaccrual and charge-off policies consistent with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending. This alignment primarily related to (i) subordinate consumer loans (home equity loans and lines and residential mortgages) where the first-lien loan was 90 days or more past due, (ii) government guaranteed loans where the guarantee may not result in collection of substantially all contractual principal and interest and (iii) loans with borrowers in bankruptcy. In the first quarter of 2013, nonperforming loans increased by $426 million and net charge-offs increased by $134 million as a result of completing the alignment of the aforementioned policies. Additionally, overall delinquencies decreased $395 million due to loans now being reported as either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing or having been charged off. The impact of the alignment of the policies was considered in our reserving process in the determination of our ALLL at December 31, 2012. See Table 37: Nonperforming Assets By Type, Table 39: Change in Nonperforming Assets, Table 40: Accruing Loans Past Due 30 To 59 Days, Table 41: Accruing Loans Past Due 60 To 89 Days and Table 42: Accruing Loans Past Due 90 Days Or More for additional information.

At June 30, 2013, TDRs included in nonperforming loans were $1.5 billion, or 46%, of total nonperforming loans compared to $1.6 billion, or 49%, of nonperforming loans as of December 31, 2012. Within consumer nonperforming loans, residential real estate TDRs comprise 53% of total residential real estate nonperforming loans at June 30, 2013, down from 64% at December 31, 2012. Home equity TDRs comprise 59% of home equity nonperforming loans at June 30, 2013, down from 70% at December 31, 2012. The level of TDRs in these portfolios is expected to result in elevated nonperforming loan levels for longer periods because TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligation to PNC are not returned to accrual status.

At June 30, 2013, our largest nonperforming asset was $37 million in the Real Estate, Rental and Leasing Industry and our average nonperforming loans associated with commercial lending were under $1 million. Nine of our ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 14% and 4% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of June 30, 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    49

Table 37: Nonperforming Assets By Type

In millions	June 30 2013	December 31 2012
Nonperforming loans
Commercial lending
Commercial
Retail/wholesale trade	$63	$61
Manufacturing	62	73
Service providers	110	124
Real estate related (a)	163	178
Financial services	14	9
Health care	24	25
Other industries	85	120
Total commercial	521	590
Commercial real estate
Real estate projects (b)	516	654
Commercial mortgage	123	153
Total commercial real estate	639	807
Equipment lease financing	7	13
Total commercial lending	1,167	1,410
Consumer lending (c)
Home equity (d)	1,131	951
Residential real estate
Residential mortgage (d)	947	824
Residential construction	15	21
Credit card	4	5
Other consumer (d)	57	43
Total consumer lending	2,154	1,844
Total nonperforming loans (e)	3,321	3,254
OREO and foreclosed assets
Other real estate owned (OREO) (f)	432	507
Foreclosed and other assets	25	33
Total OREO and foreclosed assets	457	540
Total nonperforming assets	$3,778	$3,794
Amount of commercial lending nonperforming loans contractually current as to remaining principal and interest	$319	$342
Percentage of total commercial lending nonperforming loans	27%	24%
Amount of TDRs included in nonperforming loans	$1,531	$1,589
Percentage of total nonperforming loans	46%	49%
Nonperforming loans to total loans	1.75%	1.75%
Nonperforming assets to total loans, OREO and foreclosed assets	1.99	2.04
Nonperforming assets to total assets	1.24	1.24
Allowance for loan and lease losses to total nonperforming loans (g)	114	124
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(d)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, nonperforming home equity loans increased $214 million, nonperforming residential mortgage loans increased $187 million and nonperforming other consumer loans increased $25 million. Charge-offs have been taken on these loans where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $134 million.
(e)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(f)	OREO excludes $311 million and $380 million at June 30, 2013 and December 31, 2012, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the FHA or guaranteed by the VA.
(g)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for additional information.

50    The PNC Financial Services Group, Inc. – Form 10-Q

Table 38 : OREO and Foreclosed Assets

In millions	June 30 2013	December 31 2012
Other real estate owned (OREO):
Residential properties	$149	$167
Residential development properties	100	135
Commercial properties	183	205
Total OREO	432	507
Foreclosed and other assets	25	33
Total OREO and foreclosed assets	$457	$540

Total OREO and foreclosed assets decreased $83 million during the first six months of 2013 from $540 million at December 31, 2012, to $457 million, or 12% of total nonperforming assets, at June 30, 2013. As of June 30, 2013 and December 31, 2012, 33% and 31%, respectively, of our OREO and foreclosed assets were comprised of 1-4 family residential properties. The lower level of OREO and foreclosed assets was driven mainly by continued strong sales activity offset slightly by an increase in foreclosures. Excluded from OREO at June 30, 2013 and December 31, 2012, respectively, was $311 million and $380 million of residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the FHA or guaranteed by the VA.

Table 39: Change in Nonperforming Assets

In millions	2013	2012
January 1	$3,794	$4,156
New nonperforming assets (a)	1,805	1,983
Charge-offs and valuation adjustments (b)	(559)	(529)
Principal activity, including paydowns and payoffs	(586)	(842)
Asset sales and transfers to loans held for sale	(260)	(314)
Returned to performing status	(416)	(278)
June 30	$3,778	$4,176
(a)	New nonperforming assets include $560 million of loans added in the first quarter of 2013 due to the alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending.
(b)	Charge-offs and valuation adjustments include $134 million of charge-offs added in the first quarter of 2013 due to the alignment with interagency supervisory guidance discussed in footnote (a) above.

The table above presents nonperforming asset activity for the six months ended June 30, 2013 and 2012. For the six months ended June 30, 2013, nonperforming assets decreased $16 million from $3.8 billion at December 31, 2012, driven primarily by a decrease in commercial lending nonperforming loans and principal activity within consumer, partially offset by increases in consumer lending nonperforming loans due to alignment with interagency supervisory guidance in the first quarter of 2013. Approximately 86% of total nonperforming loans are secured by collateral which would be expected to reduce credit losses and require less reserve in the event of default, and 27% of commercial lending nonperforming loans are contractually current as to both principal and interest obligations. As of June 30, 2013, commercial nonperforming loans are carried at approximately 61% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

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

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased from $1.4 billion at December 31, 2012, to $1.0 billion at June 30, 2013. The reduction in consumer lending early stage delinquencies was mainly due to the alignment with interagency supervisory guidance in the first quarter of 2013 whereby such loans were classified as either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information regarding our nonperforming loan and nonaccrual policies. Commercial lending early stage delinquencies decreased primarily due to improving credit quality.

The PNC Financial Services Group, Inc. – Form 10-Q    51

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, and/or are in the process of collection, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines. These loans decreased $.6 billion, or 25%, from $2.4 billion at December 31, 2012, to $1.8 billion at June 30, 2013, mainly due to the alignment with interagency supervisory guidance in the first quarter of 2013 in which loans were moved to either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing. In addition, government insured residential real estate loans declined $324 million, the majority of which were transferred to OREO. The following tables display the delinquency status of our loans at June 30, 2013 and December 31, 2012. Additional information regarding accruing loans past due is included in Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Table 40: Accruing Loans Past Due 30 To 59 Days (a)(b)

	Amount		Percentage of Total Outstandings
Dollars in millions	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Commercial	$85	$115	.10%	.14%
Commercial real estate	66	100	.35	.54
Equipment lease financing	2	17	.03	.23
Home equity	76	117	.21	.33
Residential real estate
Non government insured	120	151	.81	.99
Government insured	110	127	.74	.83
Credit card	27	34	.65	.79
Other consumer
Non government insured	52	65	.25	.30
Government insured	148	193	.70	.90
Total	$686	$919	.36	.49
(a)	See note (a) at Table 42: Accruing Loans Past Due 90 Days Or More.
(b)	See note (b) at Table 42: Accruing Loans Past Due 90 Days Or More.

Table 41: Accruing Loans Past Due 60 To 89 Days (a)(b)

	Amount		Percentage of Total Outstandings
Dollars in millions	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Commercial	$53	$55	.06%	.07%
Commercial real estate	22	57	.12	.31
Equipment lease financing	4	1	.05	.01
Home equity	29	58	.08	.16
Residential real estate
Non government insured	29	49	.20	.32
Government insured	79	97	.53	.64
Credit card	19	23	.46	.53
Other consumer
Non government insured	14	21	.07	.10
Government insured	100	110	.47	.51
Total	$349	$471	.18	.25
(a)	See note (a) at Table 42: Accruing Loans Past Due 90 Days Or More.
(b)	See note (b) at Table 42: Accruing Loans Past Due 90 Days Or More.

52    The PNC Financial Services Group, Inc. – Form 10-Q

Table 42: Accruing Loans Past Due 90 Days Or More (a)(b)

	Amount		Percentage of Total Outstandings
Dollars in millions	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Commercial	$31	$42	.04%	.05%
Commercial real estate		15		.08
Equipment lease financing		2		.03
Residential real estate
Non government insured	50	46	.34	.30
Government insured	1,326	1,855	8.97	12.17
Credit card	33	36	.80	.84
Other consumer
Non government insured	12	18	.06	.08
Government insured	310	337	1.46	1.57
Total	$1,762	$2,351	.93	1.26
(a)	Amounts in table represent recorded investment.
(b)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, accruing consumer loans past due 30 – 59 days decreased $44 million, accruing consumer loans past due 60 – 89 days decreased $36 million and accruing consumer loans past due 90 days or more decreased $315 million, of which $295 million related to residential real estate government insured loans. As part of this alignment, these loans were moved into nonaccrual status.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $.2 billion at both June 30, 2013 and December 31, 2012.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $36.4 billion as of June 30, 2013, or 19% of the total loan portfolio. Of that total, $22.5 billion, or 62%, was outstanding under primarily variable-rate home equity lines of credit and $13.9 billion, or 38%, consisted of closed-end home equity installment loans. Approximately 3% of the home equity portfolio was on nonperforming status as of June 30, 2013.

As of June 30, 2013, we are in an originated first lien position for approximately 46% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. Historically, we have originated and sold first lien residential real estate mortgages which resulted in a low percentage of home equity loans where we hold the first lien mortgage position. The remaining 52% of the portfolio was secured by second liens where we do not hold the first lien position. For the majority of the home equity portfolio where we are in, hold or service the first lien position, the credit performance of this portion of the portfolio is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

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

The PNC Financial Services Group, Inc. – Form 10-Q    53

We track borrower performance monthly, including obtaining original LTVs, updated FICO scores at least quarterly, updated LTVs semi-annually, and other credit metrics at least quarterly, including the historical performance of any mortgage loans regardless of lien position that we may or may not hold. This information is used for internal reporting and risk management. For internal reporting and risk management we also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit). As part of our overall risk analysis and monitoring, we segment the home equity portfolio based upon the delinquency, modification status and bankruptcy status of these loans, as well as the delinquency, modification status and bankruptcy status of any mortgage loan with the same borrower (regardless of whether it is a first lien senior to our second lien).

In establishing our ALLL for non-impaired loans, we utilize a delinquency roll-rate methodology for pools of loans. In accordance with accounting principles, under this methodology, we establish our allowance based upon incurred losses and not lifetime expected losses. We also consider the incremental impact to ALLL when home equity lines of credit transition from interest only product to principal and interest product. The roll-rate methodology estimates transition/roll of loan balances from one delinquency state (e.g., 30-59 days past due) to another delinquency state (e.g., 60-89 days past due) and ultimately to charge-off. The roll through to charge-off is based on PNC’s actual loss experience for each type of pool. Since a pool may consist of first and second liens, the charge-off amounts for the pool are proportionate to the composition of first and second liens in the pool. Our experience has been that the ratio of first to second lien loans has been consistent over time and is appropriately represented in our pools used for roll-rate calculations.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20 year amortization term. During the draw period, we have home equity lines of credit where borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest. The risk associated with our home equity lines of credit end of period draw dates is considered in establishing our ALLL. Based upon outstanding balances at June 30, 2013, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 43: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2013	$1,191	$132
2014	1,906	448
2015	1,878	620
2016	1,469	477
2017	2,832	659
2018 and thereafter	5,378	5,031
Total (a)	$14,654	$7,367
(a)	Includes approximately $218 million, $199 million, $203 million, $57 million, $65 million and $597 million of home equity lines of credit with balloon payments with draw periods scheduled to end in the remainder of 2013, 2014, 2015, 2016, 2017 and 2018 and thereafter, respectively.

We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments.

Based upon outstanding balances, and excluding purchased impaired loans, at June 30, 2013, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3.53% were 30-89 days past due and approximately 5.64% were greater than or equal to 90 days past due. Generally, when a borrower becomes 60 days past due we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include a loss mitigation loan modification resulting in a loan that is classified as a TDR.

See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

54    The PNC Financial Services Group, Inc. – Form 10-Q

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

For home equity lines of credit we will enter into a temporary modification when the borrower has indicated a temporary hardship and a willingness to bring current the delinquent loan balance. Examples of this situation often include delinquency due to illness or death in the family or loss of employment. The majority of these modifications involve periods of three to 24 months. Permanent modifications are entered into when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but our expectation is that payments at lower amounts can be made.

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our customers’ needs while mitigating credit losses. Table 44: Consumer Real Estate Related Loan Modifications provides the number of accounts and unpaid principal balance of modified consumer real estate related loans and Table 45: Consumer Real Estate Related Loan Modifications Re-Default by Vintage provides the number of accounts and unpaid principal balance of modified loans that were 60 days or more past due as of six months, nine months, twelve months and fifteen months after the modification date.

Table 44: Consumer Real Estate Related Loan Modifications

	June 30, 2013		December 31, 2012
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	7,744	$646	9,187	$785
Permanent Modifications	9,716	730	7,457	535
Total home equity	17,460	1,376	16,644	1,320
Residential Mortgages
Permanent Modifications	8,933	1,652	9,151	1,676
Non-Prime Mortgages
Permanent Modifications	4,390	622	4,449	629
Residential Construction
Permanent Modifications	2,053	630	1,735	609
Total Consumer Real Estate Related Loan Modifications	32,836	$4,280	31,979	$4,234

The PNC Financial Services Group, Inc. – Form 10-Q    55

Table 45: Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months		Fifteen Months
June 30, 2013 Dollars in thousands	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity
Fourth Quarter 2012	38	3.0%							$4,114
Third Quarter 2012	48	3.0	75	4.6%					7,293
Second Quarter 2012	35	2.0	59	3.3	73	4.1%			5,262
First Quarter 2012	24	2.2	42	3.8	47	4.2	52	4.7%	3,371
Fourth Quarter 2011	9	2.0	17	3.8	24	5.3	25	5.5	1,797
Residential Mortgages
Fourth Quarter 2012	127	17.5							22,350
Third Quarter 2012	219	22.5	260	26.7					43,799
Second Quarter 2012	182	17.4	310	29.6	319	30.5			52,455
First Quarter 2012	166	16.3	218	21.4	293	28.7	319	31.2	51,617
Fourth Quarter 2011	183	20.3	245	27.2	275	30.5	346	38.4	51,456
Non-Prime Mortgages
Fourth Quarter 2012	25	21.4							3,498
Third Quarter 2012	30	21.0	36	25.2					5,534
Second Quarter 2012	37	19.3	55	28.7	66	34.4			7,935
First Quarter 2012	41	18.9	52	24.0	69	31.8	71	32.7	9,912
Fourth Quarter 2011	36	14.0	56	21.7	78	30.2	90	34.9	11,642
Residential Construction
Fourth Quarter 2012	3	1.7							418
Third Quarter 2012	3	1.3	1	0.4					405
Second Quarter 2012 (d)	—	—	1	0.8	2	1.7			170
First Quarter 2012	2	1.6	5	3.9	6	4.7	6	4.7	2,141
Fourth Quarter 2011	5	5.6	7	7.8	13	14.4	12	13.3	3,000
Temporary Modifications
Home Equity
Fourth Quarter 2012	6	5.7%							$574
Third Quarter 2012	17	10.4	24	14.7%					1,745
Second Quarter 2012	29	10.1	35	12.2	46	16.0%			3,788
First Quarter 2012	32	7.0	43	9.5	57	12.5	62	13.6%	4,632
Fourth Quarter 2011	26	5.3	39	7.9	51	10.4	55	11.2	4,498
(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarters ending December 31, 2011 through December 31, 2012 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status. Accounts that are no longer 60 days or more delinquent, or were re-modified since prior period, are removed from re-default status in the period they are cured or re-modified.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects June 30, 2013 unpaid principal balances of the re-defaulted accounts for the Fourth Quarter 2012 Vintage at Six Months, for the Third Quarter 2012 Vintage at Nine Months, for the Second Quarter 2012 Vintage at Twelve Months, and for the First Quarter 2012 and prior Vintages at Fifteen Months.
(d)	There were no Residential Construction modified loans which became six months past due in the second quarter of 2012.

56    The PNC Financial Services Group, Inc. – Form 10-Q

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

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of June 30, 2013 and December 31, 2012, 5,125 accounts with a balance of $.8 billion and 4,188 accounts with a balance of $.6 billion, respectively, of residential real estate loans had been modified under HAMP and were still outstanding on our balance sheet.

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

Beginning in 2010, we established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of June 30, 2013 and December 31, 2012, $57 million and $68 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $19 million and $24 million have been determined to be TDRs as of June 30, 2013 and December 31, 2012.

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. Additionally, TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. For the six months ended June 30, 2013, $1.7 billion of loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans, were excluded from the TDR population. The comparable amount for the six months ended June 30, 2012 was $1.6 billion.

Table 46: Summary of Troubled Debt Restructurings

In millions	June 30 2013	December 31 2012
Consumer lending:
Real estate-related	$1,982	$2,028
Credit card (a)	208	233
Other consumer	53	57
Total consumer lending	2,243	2,318
Total commercial lending	599	541
Total TDRs	$2,842	$2,859
Nonperforming	$1,531	$1,589
Accruing (b)	1,103	1,037
Credit card (a)	208	233
Total TDRs	$2,842	$2,859
(a)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.
(b)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligation to PNC are not returned to accrual status.

The PNC Financial Services Group, Inc. – Form 10-Q    57

Total TDRs decreased $17 million, or 1%, during the first six months of 2013. Nonperforming TDRs totaled $1.5 billion, which represents approximately 46% of total nonperforming loans.

TDRs that have returned to performing (accruing) status are excluded from nonperforming loans. Generally, these loans have been returned to performing status as the borrowers are performing under the restructured terms for at least six consecutive months. These TDRs increased $66 million, or 6%, during the first six months of 2013 to $1.1 billion as of June 30, 2013. This increase reflects the further seasoning and performance of the TDRs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligation to PNC are not returned to accrual status. See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in this Report for additional information.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $664 million in net charge-offs for the first six months of 2013, compared to $648 million in the first six months of 2012. Commercial lending net charge-offs decreased from $189 million in the first six months of 2012 to $151 million in the first six months of 2013. Consumer lending net charge-offs increased from $459 million in the first six months of 2012 to $513 million in the first six months of 2013.

Table 47: Loan Charge-Offs And Recoveries

Six months ended June 30 Dollars in millions	Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (annualized)
2013
Commercial	$195	$129	$66	.16%
Commercial real estate	137	46	91	.97
Equipment lease financing	4	10	(6)	(.17)
Home equity	286	37	249	1.39
Residential real estate	122		122	1.64
Credit card	95	11	84	4.13
Other consumer	86	28	58	.55
Total	$925	$261	$664	.71
2012
Commercial	$234	$147	$87	.24%
Commercial real estate	159	52	107	1.22
Equipment lease financing	10	15	(5)	(.16)
Home equity	252	30	222	1.28
Residential real estate	67		67	.87
Credit card	110	11	99	4.95
Other consumer	97	26	71	.73
Total	$929	$281	$648	.76

For the first six months of 2013, loan charge-offs were $925 million and annualized net charge-offs to average loans was 0.71%. Pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, additional charge-offs of $134 million were taken.

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

58    The PNC Financial Services Group, Inc. – Form 10-Q

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

A portion of the ALLL related to qualitative and measurement factors has been assigned to loan categories. These factors may include, but are not limited to, the following:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro-economic factors,
•	Model imprecision,
•	Changes in lending policies and procedures,
•	Timing of available information, including the performance of first lien positions, and
•	Limitations of available historical data.

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At June 30, 2013, we had established reserves of $1.1 billion for purchased impaired loans. In addition, all loans (purchased impaired and non-impaired) acquired in the RBC Bank (USA) acquisition were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at acquisition. See Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in this Report for additional information.

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

Table 48: Allowance for Loan and Lease Losses

Dollars in millions	2013	2012
January 1	$4,036	$4,347
Total net charge-offs	(664)	(648)
Provision for credit losses	393	441
Net change in allowance for unfunded loan commitments and letters of credit	8	16
Other	(1)
June 30	$3,772	$4,156
Net charge-offs to average loans (for the six months ended) (annualized) (a)	.71%	.76%
Allowance for loan and lease losses to total loans	1.99	2.30
Commercial lending net charge-offs	$(151)	$(189)
Consumer lending net charge-offs	(513)	(459)
Total net charge-offs	$(664)	$(648)
Net charge-offs to average loans (for the six months ended) (annualized)
Commercial lending	.27%	.39%
Consumer lending (a)	1.35	1.25
(a)	Pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, additional charge-offs of $134 million have been taken.

The PNC Financial Services Group, Inc. – Form 10-Q    59

As further described in the Consolidated Income Statement Review section of this Report, the provision for credit losses totaled $393 million for the first six months of 2013 compared to $441 million for the first six months of 2012. For the first six months of 2013, the provision for commercial lending credit losses decreased by $60 million, or 68%, from the first six months of 2012. The provision for consumer lending credit losses increased $12 million, or 3%, from the first six months of 2012.

At June 30, 2013, total ALLL to total nonperforming loans was 114%. The comparable amount for December 31, 2012 was 124%. These ratios are 71% and 79%, respectively, when excluding the $1.4 billion and $1.5 billion, respectively, of ALLL at June 30, 2013 and December 31, 2012 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted based on our estimate of expected cash flows and additional allowance is recorded when these cash flows are below recorded investment. See Table 37: Nonperforming Assets By Type within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, charge-offs and changes in aggregate portfolio balances. During the first six months of 2013, improving asset quality trends, including, but not limited to, delinquency status and improving economic conditions, realization of previously estimated losses through charge-offs, including the impact of alignment with interagency guidance and overall portfolio growth, combined to result in the ALLL balance declining $.2 billion, or 5% to $3.8 billion as of June 30, 2013 compared to December 31, 2012.

See Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit.

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

BANK LEVEL LIQUIDITY – USES

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of June 30, 2013, there were approximately $13.5 billion of bank borrowings with contractual maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. See the Bank Level Liquidity – Sources section below.

60    The PNC Financial Services Group, Inc. – Form 10-Q

On March 15, 2013 we redeemed $375 million of REIT preferred securities issued by PNC Preferred Funding Trust III with a current distribution rate of 8.7%.

BANK LEVEL LIQUIDITY – SOURCES

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Total deposits decreased to $212.3 billion at June 30, 2013 from $213.1 billion at December 31, 2012, primarily due to runoff of year-end seasonally higher transactions deposits. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At June 30, 2013, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $7.5 billion and securities available for sale totaling $47.9 billion. Of our total liquid assets of $55.4 billion, we had $23.1 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities.

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

PNC Bank, N.A. is authorized by its board to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through June 30, 2013, PNC Bank, N.A. had issued $15.0 billion of debt under this program including the following during 2013:

•

$750 million of fixed rate senior notes with a maturity date of January 28, 2016. Interest is payable semi-annually, at a fixed rate of .80%, on January 28 and July 28 of each year, beginning on July 28, 2013,

•

$250 million of floating rate senior notes with a maturity date of January 28, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .31%, on January 28, April 28, July 28, and October 28 of each year, beginning on April 28, 2013,

•

$750 million of subordinated notes with a maturity date of January 30, 2023. Interest is payable semi-annually, at a fixed rate of 2.950%, on January 30 and July 30 of each year, beginning on July 30, 2013,

•

$1.4 billion of senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of April 14, 2014, subject to the holder’s monthly option to extend, and a final maturity date of

January 14, 2015. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .225%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on March 14, June 14, September 14, and December 14 of each year, beginning on June 14, 2013,

•

$645 million of floating rate senior notes with a maturity date of April 29, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .32% on January 29, April 29, July 29 and October 29 of each year, beginning on July 29, 2013, and

•

$800 million of senior extendible floating rate bank notes with an initial maturity date of July 18, 2014, subject to the holder’s monthly option to extend, and a final maturity date of June 18, 2015. Interest is payable at the 3-Month LIBOR rate, reset quarterly, plus a spread of .225%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on March 20, June 20, September 20 and December 20 of each year, beginning on September 20, 2013.

Total senior and subordinated debt of PNC Bank, N.A. increased to $9.4 billion at June 30, 2013 from $7.6 billion at December 31, 2012 primarily due to $4.6 billion in new borrowing less $2.6 billion in calls and maturities.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and as such has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At June 30, 2013, our unused secured borrowing capacity was $17.2 billion with FHLB-Pittsburgh. Total FHLB borrowings decreased to $8.5 billion at June 30, 2013 from $9.4 billion at December 31, 2012 due to $6 billion in calls and maturities and $5 billion of new issuance.

PNC Bank, N.A. has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of June 30, 2013, there was $500 million outstanding under this program. Commercial paper on our Consolidated Balance Sheet also includes $5.9 billion of commercial paper issued by Market Street Funding LLC, a consolidated VIE.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At June 30, 2013, our unused secured borrowing capacity was $27.3 billion with the Federal Reserve Bank.

The PNC Financial Services Group, Inc. – Form 10-Q    61

See Note 20 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for information on the issuance of subordinated notes of $750 million on July 25, 2013.

PARENT COMPANY LIQUIDITY – USES

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of June 30, 2013, there were approximately $1.4 billion of parent company borrowings with maturities of less than one year.

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

On March 14, 2013, we used $1.4 billion of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A.

On March 19, 2013, PNC announced the redemption completed on April 19, 2013 of depositary shares representing interests in PNC’s 9.875% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series L. Each depositary share represents a 1/4,000th interest in a share of the Series L Preferred Stock. All 6,000,000 depositary shares outstanding were redeemed, as well as all 1,500 shares of Series L Preferred Stock underlying such depositary shares, resulting in a net outflow of $150 million.

On March 22, 2013, we called for the redemption completed on April 23, 2013 of $15 million of trust preferred securities issued by Yardville Capital Trust VI.

On April 8, 2013 we called for redemption completed on May 23, 2013 of the $30 million of trust preferred securities issued by Fidelity Capital Trust III.

On May 1, 2013 we called for redemption completed on June 17, 2013 of the following trust preferred securities:

•	$15 million issued by Sterling Financial Statutory Trust III,
•	$15 million issued by Sterling Financial Statutory Trust IV,
•	$20 million issued by Sterling Financial Statutory Trust V,
•	$30 million issued by MAF Bancorp Capital Trust I, and
•	$8 million issued by James Monroe Statutory Trust III.

See Note 20 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for information on the redemption of $22 million on July 23, 2013 and a planned redemption of $35 million on September 16, 2013 of trust preferred securities.

PARENT COMPANY LIQUIDITY – SOURCES

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.1 billion at June 30, 2013. See Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2012 Form 10-K for a further discussion of these limitations. We provide additional information on certain contractual restrictions under the “Trust Preferred Securities” section of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of our 2012 Form 10-K.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of June 30, 2013, the parent company had approximately $4.5 billion in funds available from its cash and investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital instruments, in public or private markets and commercial paper. We have an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. Total senior and subordinated debt and hybrid capital instruments decreased to $10.8 billion at June 30, 2013 from $11.5 billion at December 31, 2012.

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial

62    The PNC Financial Services Group, Inc. – Form 10-Q

paper to provide additional liquidity. As of June 30, 2013, there were no issuances outstanding under this program.

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

Table 49: Credit Ratings as of June 30, 2013 for PNC and PNC Bank, N.A.

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB	BBB-

PNC Bank, N.A.
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

The PNC Financial Services Group, Inc. – Form 10-Q    63

Commitments

The following tables set forth contractual obligations and various other commitments as of June 30, 2013 representing required and potential cash outflows.

Table 50: Contractual Obligations

		Payment Due By Period
June 30, 2013 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$25,634	$17,824	$4,328	$1,072	$2,410
Borrowed funds (a) (b)	39,864	20,308	6,388	5,440	7,728
Minimum annual rentals on noncancellable leases	2,735	392	652	476	1,215
Nonqualified pension and postretirement benefits	584	96	120	113	255
Purchase obligations (c)	765	454	237	48	26
Total contractual cash obligations	$69,582	$39,074	$11,725	$7,149	$11,634
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

We had unrecognized tax benefits of $109 million at June 30, 2013. This liability for unrecognized tax benefits represents an estimate of tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 16 Income Taxes in the Notes To Consolidated Financial Statements of this Report for additional information.

Our contractual obligations totaled $71.1 billion at December 31, 2012. The decrease in the comparison is primarily attributable to the decrease in borrowed funds and time deposits. See Funding and Capital Sources in the Consolidated Balance Sheet Review section of this Financial Review for additional information regarding our funding sources.

Table 51: Other Commitments (a)

		Amount Of Commitment Expiration By Period
June 30, 2013 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$124,142	$51,305	$40,591	$31,707	$539
Net outstanding standby letters of credit (b)	10,917	5,066	4,566	1,274	11
Reinsurance agreements (c)	5,731	2,954	43	31	2,703
Other commitments (d)	909	647	226	34	2
Total commitments	$141,699	$59,972	$45,426	$33,046	$3,255
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $6.8 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers. Balances represent estimates based on availability of financial information.
(d)	Includes unfunded commitments related to private equity investments of $171 million that are not on our Consolidated Balance Sheet.

Also includes commitments related to tax credit investments of $674 million and other direct equity investments of $64 million that are included in Other liabilities on our Consolidated Balance Sheet.

Our total commitments totaled $138.8 billion at December 31, 2012. The increase in the comparison is primarily due to an increase in commercial and commercial real estate net unfunded credit commitments.

64    The PNC Financial Services Group, Inc. – Form 10-Q

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:

•	Traditional banking activities of taking deposits and extending loans,
•	Equity and other investments and activities whose economic values are directly impacted by market factors, and
•	Fixed income securities, derivatives and foreign exchange activities, as a result of customer activities and underwriting.

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

Sensitivity results and market interest rate benchmarks for the second quarters of 2013 and 2012 follow:

Table 52: Interest Sensitivity Analysis

	Second Quarter 2013	Second Quarter 2012
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	1.7%	2.5%
100 basis point decrease (a)	(1.0)%	(1.9)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	6.0%	7.9%
100 basis point decrease (a)	(4.5)%	(5.1)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(2.4)	(8.2)
Key Period-End Interest Rates
One-month LIBOR	.19%	.25%
Three-year swap	.82%	.62%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity to Alternative Rate Scenarios (Second Quarter 2013) table reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 53: Net Interest Income Sensitivity to Alternative Rate Scenarios (Second Quarter 2013)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	(.43)%	.99%	(.74)%
Second year sensitivity	(.17)%	4.09%	(3.21)%

The PNC Financial Services Group, Inc. – Form 10-Q    65

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

Table 54: Alternate Interest Rate Scenarios: One Year Forward

The second quarter 2013 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During the first six months of 2013, our 95% VaR ranged between $1.9 million and $5.5 million, averaging $4.1 million. During the first six months of 2012, our 95% VaR ranged between $2.5 million and $5.3 million, averaging $3.9 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Our actual trading-related activity includes customer revenue and intraday hedging which helps to reduce trading losses, and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There were no such instances during the first six months of 2013 under our diversified VaR measure. In comparison, there was two such instance during the first six months of 2012. We use a 500 day look back period for backtesting and include customer related revenue.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day diversified VaR for the period indicated.

Table 55: Enterprise-Wide Trading-Related Gains/Losses Versus Value-at-Risk

66    The PNC Financial Services Group, Inc. – Form 10-Q

Total trading revenue was as follows:

Table 56: Trading Revenue

Six months ended June 30 In millions	2013	2012
Net interest income	$17	$20
Noninterest income	144	105
Total trading revenue	$161	$125
Securities underwriting and trading (a)	$41	$43
Foreign exchange	42	47
Financial derivatives and other	78	35
Total trading revenue	$161	$125

Three months ended June 30 In millions	2013	2012
Net interest income	$8	$11
Noninterest income	93	33
Total trading revenue	$101	$44
Securities underwriting and trading (a)	$16	$18
Foreign exchange	23	27
Financial derivatives and other	62	(1)
Total trading revenue	$101	$44
(a)	Includes changes in fair value for certain loans accounted for at fair value.

The trading revenue disclosed above includes results from providing investing, risk management and underwriting services to our customers as well as results from hedges of customer activity. Trading revenue excludes the impact of economic hedging activities which we transact to manage risk primarily related to residential and commercial mortgage servicing rights and residential and commercial mortgage loans held-for-sale. Derivatives used for economic hedges are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in symmetrical accounting treatment for both the hedging instrument and the hedged item. Economic hedge results, along with the associated hedged items, are reported in the respective income statement line items, as appropriate.

Trading revenues for the first six months of 2013 increased $36 million compared with the first six months of 2012. Trading revenue for the second quarter of 2013 increased $57 million compared with the second quarter of 2012. The increases in both comparisons primarily result from the impact of higher market interest rates on credit valuations related to customer-initiated hedging activities and improved debt underwriting results which were partially offset by reduced client derivatives revenue.

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

A summary of our equity investments follows:

Table 57: Equity Investments Summary

In millions	June 30 2013	Dec. 31 2012
BlackRock	$5,713	$5,614
Tax credit investments	2,175	2,965
Private equity	1,729	1,802
Visa	204	251
Other	233	245
Total	$10,054	$10,877

BLACKROCK

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at June 30, 2013, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

The PNC Financial Services Group, Inc. – Form 10-Q    67

TAX CREDIT INVESTMENTS

Included in our equity investments are tax credit investments which are accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $2.2 billion at June 30, 2013 and $3.0 billion at December 31, 2012. These equity investment balances include unfunded commitments totaling $674 million and $685 million, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report has further information on Tax Credit Investments.

PRIVATE EQUITY

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.7 billion at June 30, 2013 compared with $1.8 billion at December 31, 2012. As of June 30, 2013, $1.1 billion was invested directly in a variety of companies and $.6 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $235 million as of June 30, 2013. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors included in our 2012 Form 10-K for discussion of potential impacts of the Volcker Rule provisions of Dodd-Frank on our holding interests in and sponsorship of private equity or hedge funds.

Our unfunded commitments related to private equity totaled $171 million at June 30, 2013 compared with $182 million at December 31, 2012.

VISA

During second quarter of 2013 we sold 2 million of Visa Class B common shares, in addition to the 9 million shares sold in the second half of 2012, and entered into swap agreements with the purchaser of the shares. See Note 9 Fair Value in this Report and in our 2012 Form 10-K and Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information. At June 30, 2013, our investment in Visa Class B common shares totaled approximately 12 million shares and was recorded at $204 million. Based on the June 30, 2013 closing price of $182.75 for the Visa Class A common shares, the fair value of our total investment was approximately $950 million at the current conversion rate which reflects adjustments in respect of all litigation funding by Visa to date. The Visa Class B common shares that we own are transferable only under limited circumstances (including those applicable to the sales in the second quarter of 2013 and in the second half of 2012) until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion rate of Visa Class B common shares to Class A common shares in connection with any settlements of the specified litigation in excess of any amounts then in escrow for that purpose and will also reduce the conversion rate to the extent that it adds any funds to the escrow in the future.

Our 2012 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation. See Note 17 Legal Proceedings and Note 18 Commitments and Guarantees in our Notes To Consolidated Financial Statements of this Report for additional information.

OTHER INVESTMENTS

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At June 30, 2013, other investments totaled $233 million compared with $245 million at December 31, 2012. We recognized net gains related to these investments of $25 million and $13 million during the first six months of 2013 and 2012, including net gains of $5 million during the second quarter of 2013 and $2 million loss during second quarter of 2012.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments were less than $1 million at June 30, 2013 and $3 million at December 31, 2012.

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

68    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at June 30, 2013 and December 31, 2012.

Table 58: Financial Derivatives Summary

	June 30, 2013		December 31, 2012
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$33,857	$1,051	$29,270	$1,720
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$160,604	$477	$166,819	$588
Total derivatives used for commercial mortgage banking activities	9,991	(16)	4,606	(23)
Total derivatives used for customer-related activities	163,935	74	163,848	30
Total derivatives used for other risk management activities	2,261	(331)	1,813	(357)
Total derivatives not designated as hedging instruments	$336,791	$204	$337,086	$238
Total Derivatives	$370,648	$1,255	$366,356	$1,958
(a)	Represents the net fair value of assets and liabilities.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2013, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2013, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The PNC Financial Services Group, Inc. – Form 10-Q    69

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

Basel I Tier 1 common capital – Basel I Tier 1 risk-based capital, less preferred equity, less trust preferred capital securities, and less noncontrolling interests.

Basel I Tier 1 common capital ratio – Basel I Tier 1 common capital divided by period-end Basel I risk-weighted assets.

Basel I Leverage ratio – Basel I Tier 1 risk-based capital divided by adjusted average total assets.

Basel I Tier 1 risk-based capital – Total shareholders’ equity, plus trust preferred capital securities, plus certain noncontrolling interests that are held by others; less goodwill and certain other intangible assets (net of eligible deferred taxes relating to taxable and nontaxable combinations), less equity investments in nonfinancial companies less ineligible servicing assets and less net unrealized holding losses on available for sale equity securities. Net unrealized holding gains on available for sale equity securities, net unrealized holding gains (losses) on available for sale debt securities and net unrealized holding gains (losses) on cash flow hedge derivatives are excluded from total shareholders’ equity for Basel I Tier 1 risk-based capital purposes.

Basel I Tier 1 risk-based capital ratio – Basel I Tier 1 risk-based capital divided by period-end Basel I risk-weighted assets.

Basel I Total risk-based capital – Basel I Tier 1 risk-based capital plus qualifying subordinated debt and trust preferred securities, other noncontrolling interest not qualified as Basel I Tier 1, eligible gains on available for sale equity securities and the allowance for loan and lease losses, subject to certain limitations.

Basel I Total risk-based capital ratio – Basel I Total risk-based capital divided by period-end Basel I risk-weighted assets.

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

70    The PNC Financial Services Group, Inc. – Form 10-Q

Derivatives – Financial contracts whose value is derived from changes in publicly traded securities, interest rates, currency exchange rates or market indices. Derivatives cover a wide assortment of financial contracts, including but not limited to forward contracts, futures, options and swaps.

Duration of equity – An estimate of the rate sensitivity of our economic value of equity. A negative duration of equity is associated with asset sensitivity (i.e., positioned for rising interest rates), while a positive value implies liability sensitivity (i.e., positioned for declining interest rates). For example, if the duration of equity is -1.5 years, the economic value of equity increases by 1.5% for each 100 basis point increase in interest rates.

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

Impaired loans – Loans are determined to be impaired when, based on current information and events, it is probable that all contractually required payments will not be collected. Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. Excluded from impaired loans are nonperforming leases, loans held for sale, loans accounted for under the fair value option, smaller balance homogenous type loans and purchased impaired loans.

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

Loan-to-value ratio (LTV) – A calculation of a loan’s collateral coverage that is used both in underwriting and

The PNC Financial Services Group, Inc. – Form 10-Q    71

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

Nonaccrual loans – Loans for which we do not accrue interest income. Nonaccrual loans include nonperforming loans, in addition to loans accounted for under fair value option and loans accounted for as held for sale for which full collection of contractual principal and/or interest is not probable.

Nondiscretionary assets under administration – Assets we hold for our customers/clients in a nondiscretionary, custodial capacity. We do not include these assets on our Consolidated Balance Sheet.

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

Nonperforming loans – Loans accounted for at amortized cost for which we do not accrue interest income. Nonperforming loans include loans to commercial, commercial real estate, equipment lease financing, home equity, residential real estate, credit card and other consumer customers as well as TDRs which have not returned to performing status. Nonperforming loans exclude certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest, loans held for sale, loans accounted for under the fair value option and purchased impaired loans. Nonperforming loans exclude purchased impaired loans as we are currently accreting interest income over the expected life of the loans.

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

72    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    73

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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the moderate U.S. economic expansion will persist, despite drags from Federal fiscal restraint and a European recession, and short-term interest rates will remain very low but bond yields will be higher in the second half of 2013. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

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

74    The PNC Financial Services Group, Inc. – Form 10-Q

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

We provide greater detail regarding these as well as other factors in our 2012 Form 10-K, in our first quarter 2013 Form 10-Q, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    75

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Interest Income
Loans	$1,955	$2,163	$3,984	$4,114
Investment securities	422	527	892	1,053
Other	92	106	204	226
Total interest income	2,469	2,796	5,080	5,393
Interest Expense
Deposits	86	83	179	186
Borrowed funds	125	187	254	390
Total interest expense	211	270	433	576
Net interest income	2,258	2,526	4,647	4,817
Noninterest Income
Asset management	340	278	648	562
Consumer services	314	290	610	554
Corporate services	326	290	603	522
Residential mortgage	167	(173)	401	57
Service charges on deposits	147	144	283	271
Net gains on sales of securities	61	62	75	119
Other-than-temporary impairments	(10)	(32)	(11)	(48)
Less: Noncredit portion of other-than-temporary impairments (a)	(6)	2	3	24
Net other-than-temporary impairments	(4)	(34)	(14)	(72)
Other	455	240	766	525
Total noninterest income	1,806	1,097	3,372	2,538
Total revenue	4,064	3,623	8,019	7,355
Provision For Credit Losses	157	256	393	441
Noninterest Expense
Personnel	1,186	1,119	2,355	2,230
Occupancy	206	199	417	389
Equipment	189	181	372	356
Marketing	67	67	112	135
Other	787	1,082	1,574	1,993
Total noninterest expense	2,435	2,648	4,830	5,103
Income before income taxes and noncontrolling interests	1,472	719	2,796	1,811
Income taxes	349	173	669	454
Net income	1,123	546	2,127	1,357
Less: Net income (loss) attributable to noncontrolling interests	1	(5)	(8)	1
Preferred stock dividends and discount accretion and redemptions	53	25	128	64
Net income attributable to common shareholders	$1,069	$526	$2,007	$1,292
Earnings Per Common Share
Basic	$2.02	$1.00	$3.79	$2.44
Diluted	1.99	.98	3.76	2.42
Average Common Shares Outstanding
Basic	528	527	527	526
Diluted	531	530	530	529
(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements.

76    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions Unaudited	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Net income	$1,123	$546	$2,127	$1,357
Other comprehensive income, before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	(793)	158	(963)	396
Net unrealized gains (losses) on OTTI securities	(45)	8	96	414
Net unrealized gains (losses) on cash flow hedge derivatives	(281)	6	(388)	(84)
Pension and other postretirement benefit plan adjustments	7	39	53	87
Other	(7)	(30)	(13)	(18)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(1,119)	181	(1,215)	795
Income tax benefit (expense) related to items of Other comprehensive income	397	(60)	426	(288)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(722)	121	(789)	507
Comprehensive income	401	667	1,338	1,864
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	(5)	(8)	1
Comprehensive income attributable to PNC	$400	$672	$1,346	$1,863

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    77

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	June 30 2013	December 31 2012
Assets
Cash and due from banks (includes $4 and $4 for VIEs) (a)	$4,051	$5,220
Federal funds sold and resale agreements (includes $210 and $256 measured at fair value) (b)	1,613	1,463
Trading securities	2,109	2,096
Interest-earning deposits with banks (includes $6 and $6 for VIEs) (a)	3,797	3,984
Loans held for sale (includes $2,881 and $2,868 measured at fair value) (b)	3,814	3,693
Investment securities (includes $7 and $9 for VIEs) (a)	57,449	61,406
Loans (includes $7,845 and $7,781 for VIEs) (a) (includes $811 and $244 measured at fair value) (b)	189,775	185,856
Allowance for loan and lease losses (includes $(64) and $(75) for VIEs) (a)	(3,772)	(4,036)
Net loans	186,003	181,820
Goodwill	9,075	9,072
Other intangible assets	2,153	1,797
Equity investments (includes $492 and $1,429 for VIEs) (a)	10,054	10,877
Other (includes $567 and $1,281 for VIEs) (a) (includes $291 and $319 measured at fair value) (b)	24,297	23,679
Total assets	$304,415	$305,107
Liabilities
Deposits
Noninterest-bearing	$66,708	$69,980
Interest-bearing	145,571	143,162
Total deposits	212,279	213,142
Borrowed funds
Federal funds purchased and repurchase agreements	4,303	3,327
Federal Home Loan Bank borrowings	8,481	9,437
Bank notes and senior debt	11,177	10,429
Subordinated debt	7,113	7,299
Commercial paper (includes $5,900 and $6,045 for VIEs) (a)	6,400	8,453
Other (includes $434 and $257 for VIEs) (a) (includes $195 and $0 measured at fair value) (b)	2,390	1,962
Total borrowed funds	39,864	40,907
Allowance for unfunded loan commitments and letters of credit	242	250
Accrued expenses (includes $120 and $132 for VIEs) (a)	4,057	4,449
Other (includes $378 and $976 for VIEs) (a)	6,032	4,594
Total liabilities	262,474	263,342
Equity
Preferred stock (c)
Common stock ($5 par value, authorized 800 shares, issued 539 and 538 shares)	2,693	2,690
Capital surplus – preferred stock	3,939	3,590
Capital surplus – common stock and other	12,234	12,193
Retained earnings	21,828	20,265
Accumulated other comprehensive income (loss)	45	834
Common stock held in treasury at cost: 8 and 10 shares	(453)	(569)
Total shareholders’ equity	40,286	39,003
Noncontrolling interests	1,655	2,762
Total equity	41,941	41,765
Total liabilities and equity	$304,415	$305,107
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which the Corporation has elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

78    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions Unaudited	Six months ended June 30
	2013	2012
Operating Activities
Net income	$2,127	$1,357
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	393	441
Depreciation and amortization	583	554
Deferred income taxes	804	412
Net gains on sales of securities	(75)	(119)
Net other-than-temporary impairments	14	72
Mortgage servicing rights valuation adjustment	(254)	216
Gain on sale of Visa Class B common shares	(83)
Noncash charges on trust preferred securities redemption	30	130
Undistributed earnings of BlackRock	(173)	(132)
Excess tax benefits from share-based payment arrangements	(18)	(15)
Net change in
Trading securities and other short-term investments	463	1,394
Loans held for sale	(755)	(521)
Other assets	133	168
Accrued expenses and other liabilities	(1,293)	11
Other	(100)	(154)
Net cash provided (used) by operating activities	1,796	3,814
Investing Activities
Sales
Securities available for sale	3,814	6,594
Loans	888	771
Repayments/maturities
Securities available for sale	5,232	4,198
Securities held to maturity	1,191	1,638
Purchases
Securities available for sale	(6,785)	(10,104)
Securities held to maturity	(224)	(100)
Loans	(603)	(672)
Net change in
Federal funds sold and resale agreements	(155)	553
Interest-earning deposits with banks	187	(2,537)
Loans	(4,494)	(8,206)
Net cash paid for acquisition activity		(3,294)
Other (a)	306	(82)
Net cash provided (used) by investing activities	(643)	(11,241)

The PNC Financial Services Group, Inc. – Form 10-Q    79

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

In millions Unaudited	Six months ended June 30
	2013	2012
Financing Activities
Net change in
Noninterest-bearing deposits	$(3,226)	$1,264
Interest-bearing deposits	2,409	(350)
Federal funds purchased and repurchase agreements	978	836
Commercial paper	(2,170)	3,152
Other borrowed funds	(153)	566
Sales/issuances
Federal Home Loan Bank borrowings	5,000	7,000
Bank notes and senior debt	2,442	2,089
Subordinated debt	744
Commercial paper	5,244	9,117
Other borrowed funds	402	548
Preferred stock	496	1,482
Common and treasury stock	131	112
Repayments/maturities
Federal Home Loan Bank borrowings	(5,956)	(4,497)
Bank notes and senior debt	(1,425)	(3,777)
Subordinated debt	(705)	(829)
Commercial paper	(5,127)	(7,071)
Other borrowed funds	(314)	(1,689)
Preferred stock	(150)
Excess tax benefits from share-based payment arrangements	18	15
Redemption of noncontrolling interests	(375)
Acquisition of treasury stock	(23)	(51)
Preferred stock cash dividends paid	(118)	(63)
Common stock cash dividends paid	(444)	(396)
Net cash provided (used) by financing activities	(2,322)	7,458
Net Increase (Decrease) In Cash And Due From Banks	(1,169)	31
Cash and due from banks at beginning of period	5,220	4,105
Cash and due from banks at end of period	$4,051	$4,136
Supplemental Disclosures
Interest paid	$440	$633
Income taxes paid	214	22
Income taxes refunded	1	9
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	13	356
Transfer from loans to foreclosed assets	378	509

See accompanying Notes To Consolidated Financial Statements.

(a)	Includes the impact of the consolidation of a variable interest entity as of March 31, 2013.

80    The PNC Financial Services Group, Inc. – Form 10-Q

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2012 Annual Report on Form 10-K. Reference is made to Note 1 Accounting Policies in the 2012 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to these policies in the first six months of 2013 other than as disclosed herein. These interim consolidated financial statements serve to update the 2012 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

The PNC Financial Services Group, Inc. – Form 10-Q    81

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans and leases, including nonperforming troubled debt restructurings (TDRs) and other real estate owned and foreclosed assets.

Commercial Loans

We generally classify Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) loans as nonperforming and place them on nonaccrual status when we determine that the collection of interest or principal is not probable, including when delinquency of interest or principal payments has existed for 90 days or more and the loans are not well-secured and/or in the process of collection. A loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Such factors that would lead to nonperforming status would include, but are not limited to, the following:

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

We charge off commercial nonperforming loans when we determine that a specific loan, or portion thereof, is uncollectible. This determination is based on the specific facts and circumstances of the individual loans. In making this determination, we consider the viability of the business or project as a going concern, the past due status when the asset is not well-secured, the expected cash flows to repay the loan, the value of the collateral, and the ability and willingness of any guarantors to perform.

Additionally, in general, for smaller dollar commercial loans of $1 million or less, a partial or full charge-off will occur at 120 days past due for term loans and 180 days past due for revolvers.

Certain small business credit card balances are placed on nonaccrual status when they become 90 days or more past due. Such loans are charged-off at 180 days past due.

Consumer Loans

Nonperforming loans are those loans accounted for at amortized cost that have deteriorated in credit quality to the extent that full collection of contractual principal and interest is not probable. These loans are also classified as nonaccrual. For these loans, the current year accrued and uncollected interest is reversed through net interest income and prior year accrued and uncollected interest is charged-off. Additionally, these loans may be charged-off down to the fair value less costs to sell.

Loans acquired and accounted for under ASC 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality are reported as performing and accruing loans due to the accretion of interest income.

Loans accounted for under the fair value option and loans accounted for as held for sale are reported as performing loans as these loans are accounted for at fair value and the lower of carrying value or fair value less costs to sell, respectively. However, based upon the nonaccrual policies discussed below, interest income is not accrued. Additionally, based upon the nonaccrual policies discussed below, certain government insured loans for which we do not expect to collect substantially all principal and interest are reported as nonperforming and do not accrue interest. Alternatively, certain government insured loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest.

In the first quarter of 2013, we completed our alignment of certain nonaccrual and charge-off policies consistent with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending. This alignment primarily related to (i) subordinate consumer loans (home equity loans and lines and residential mortgages) where the first-lien loan was 90 days or more past due, (ii) government guaranteed loans where the guarantee may not result in collection of substantially all contractual principal and interest and (iii) loans with borrowers in bankruptcy. In the first quarter of 2013, due to classification as either nonperforming or, in the case of loans accounted for under the fair value option, nonaccrual loans, nonperforming loans increased by $426 million and net charge-offs increased by $134 million as a result of completing the alignment of the aforementioned policies. Additionally, overall delinquencies decreased $395 million due to loans now being reported as either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing or having been charged-off. The impact of the alignment of the policies was considered in our reserving process in the determination of our Allowance for Loan and Lease Losses (ALLL) at December 31, 2012. See Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

A consumer loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or

82    The PNC Financial Services Group, Inc. – Form 10-Q

personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Home equity installment loans and lines of credit, whether well-secured or not, are classified as nonaccrual at 90 days past due. Well-secured residential real estate loans are classified as nonaccrual at 180 days past due. In addition to these delinquency-related policies, a consumer loan may also be placed on nonaccrual status when:

•	The loan has been modified and classified as a TDR, as further discussed below;
•	Notification of bankruptcy has been received and the loan is 30 days or more past due;
•	The bank holds a subordinate lien position in the loan and the first lien loan is seriously stressed (i.e., 90 days or more past due);
•	Other loans within the same borrower relationship have been placed on nonaccrual or charge-off has been taken on them;
•	The bank has repossessed non-real estate collateral securing the loan; or
•	The bank has charged-off the loan to the value of the collateral.

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

•	It is modified or otherwise restructured in a manner that results in the loan becoming collateral dependent;
•	Notification of bankruptcy has been received within the last 60 days and the loan is 60 days or more past due;
•	The borrower has been discharged from personal liability through Chapter 7 bankruptcy and has not formally reaffirmed his or her loan obligation to PNC; or
•	The collateral securing the loan has been repossessed and the value of the collateral is less than the recorded investment of the loan outstanding.

If payment is received on a nonaccrual loan, generally the payment is first applied to the recorded investment; payments are then applied to recover any charged-off amounts related to the loan. Finally, if both recorded investment and any charge-offs have been recovered, then the payment will be recorded as fee and interest income.

Nonaccrual loans are generally not returned to accrual status until the borrower has performed in accordance with the contractual terms for a reasonable period of time (e.g., 6 months). When a nonperforming loan is returned to accrual status, it is then considered a performing loan.

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs may include restructuring certain terms of loans, receipts of assets from debtors in partial satisfaction of loans, or a combination thereof. For TDRs, payments are applied based upon their contractual terms unless the related loan is deemed non-performing. TDRs are generally included in nonperforming loans until returned to performing status through the fulfilling of restructured terms for a reasonable period of time (generally 6 months). TDRs resulting from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

See Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional TDR information.

Foreclosed assets are comprised of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is comprised principally of commercial real estate and residential real estate properties obtained in partial or total satisfaction of loan obligations. After obtaining a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we are awarded title, we transfer the loan to foreclosed assets included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is initially recorded at estimated fair value less cost to sell. Based upon the estimated fair value less cost to sell, the recorded investment of the loan is adjusted and, typically, a charge-off/recovery is recognized to the ALLL. We estimate fair values primarily based on appraisals, or sales agreements with third parties. Fair value also considers the proceeds expected from government insurance and guarantees upon the conveyance of the other real estate owned (OREO).

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

The PNC Financial Services Group, Inc. – Form 10-Q    83

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolios as of the balance sheet date. Our determination of the allowance is based on periodic evaluations of these loan and lease portfolios and other relevant factors. This critical estimate includes the use of significant amounts of PNC’s own historical data and complex methods to interpret them. We have an ongoing process to evaluate and enhance the quality, quantity and timeliness of our data and interpretation methods used in the determination of this allowance. These evaluations are inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

•	Probability of default (PD),
•	Loss given default (LGD),
•	Outstanding balance of the loan,
•	Movement through delinquency stages,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, which may be obtained from third parties, and
•	Qualitative factors such as changes in current economic conditions that may not be reflected in historical results.

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ALLL also includes factors which may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors may include:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro-economic factors,
•	Model imprecision,
•	Changes in lending policies and procedures,
•	Timing of available information, including the performance of first lien positions, and
•	Limitations of available historical data.

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

•

Consumer nonperforming loans are collectively reserved for unless classified as TDRs. For TDRs, specific reserves are determined through an analysis of the present value of the loan’s expected future cash flows, except for those instances where loans have been deemed collateral dependent, including loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. Once that determination has been made, those TDRs are charged down to the fair value of the collateral less costs to sell at each period end.

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

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date. We determine the allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors, and, solely for commercial lending, the terms and expiration dates of the unfunded credit facilities. Other than the estimation of the

84    The PNC Financial Services Group, Inc. – Form 10-Q

probability of funding, the reserve for unfunded loan commitments is estimated in a manner similar to the methodology used for determining reserves for funded exposures. The allowance for unfunded loan commitments and letters of credit is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for credit losses.

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

Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. See Note 14 Earnings Per Share for additional information.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-08, Financial Services – Investment Companies (ASC Topic 946): Amendments to the Scope, Measurement and Disclosure Requirement. This ASU modifies the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU does not change current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. ASU 2013-08 will be applied prospectively for all periods beginning after December 15, 2013. We do not expect this ASU to have a material effect on our results of operations or financial position.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU

amends existing guidance to include the Fed Funds effective swap rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The effective date of ASU 2013-10 was July 17, 2013. However, since this ASU does not impact existing hedge accounting relationships, it did not have an effect on our results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies current guidance to require that an unrecognized tax benefit or a portion thereof be presented in the statement of financial position as a reduction to a deferred tax asset for an NOL carryforward, similar tax loss, or a tax credit carryforward except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the statement of financial position as a liability. No additional recurring disclosures are required by this ASU. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted with prospective application to all unrecognized tax benefits that exist at the effective date. Retrospective application is also permitted. We do not expect this ASU to have a material effect on our results of operations or financial position.

For information on Recent Accounting Pronouncements issued prior to the second quarter, see Note 1 Accounting Policies in the Notes To The Consolidated Financial Statements included in Part I, Item I of our First Quarter 2013 Form 10-Q.

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

The PNC Financial Services Group, Inc. – Form 10-Q    85

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

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At June 30, 2013 and December 31, 2012, the balance of our ROAP asset and liability totaled $149 million and $190 million, respectively.

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

86    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides information related to certain financial information and cash flows associated with PNC’s loan sale and servicing activities:

Table 59: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – June 30, 2013
Servicing portfolio (c)	$115,740	$166,356	$5,176
Carrying value of servicing assets (d)	975	525
Servicing advances (e)	558	502	5
Repurchase and recourse obligations (f)	523	37	24
Carrying value of mortgage-backed securities held (g)	4,503	1,528
FINANCIAL INFORMATION – December 31, 2012
Servicing portfolio (c)	$119,262	$153,193	$5,353
Carrying value of servicing assets (d)	650	420
Servicing advances (e)	582	505	5
Repurchase and recourse obligations (f)	614	43	58
Carrying value of mortgage-backed securities held (g)	5,445	1,533

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended June 30, 2013
Sales of loans (h)	$4,190	$489
Repurchases of previously transferred loans (i)	278		$2
Servicing fees (j)	89	43	5
Servicing advances recovered/(funded), net	30	8	(1)
Cash flows on mortgage-backed securities held (g)	389	70
CASH FLOWS – Three months ended June 30, 2012
Sales of loans (h)	$2,939	$468
Repurchases of previously transferred loans (i)	358		$6
Servicing fees (j)	95	46	6
Servicing advances recovered/(funded), net	20	13
Cash flows on mortgage-backed securities held (g)	283	223
CASH FLOWS – Six months ended June 30, 2013
Sales of loans (h)	$7,994	$1,415
Repurchases of previously transferred loans (i)	650		$4
Servicing fees (j)	179	89	11
Servicing advances recovered/(funded), net	24	3	(1)
Cash flows on mortgage-backed securities held (g)	756	193
CASH FLOWS – Six months ended June 30, 2012
Sales of loans (h)	$6,448	$949
Repurchases of previously transferred loans (i)	769		$16
Servicing fees (j)	194	91	11
Servicing advances recovered/(funded), net	(1)	21
Cash flows on mortgage-backed securities held (g)	539	352
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 18 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgage and home equity loan/line transfers, amount represents outstanding balance of loans transferred and serviced. For commercial mortgages, amount represents overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 9 Fair Value and Note 10 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.

The PNC Financial Services Group, Inc. – Form 10-Q    87

(f)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 18 Commitments and Guarantees for further information.
(g)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(h)	There were no gains or losses recognized on the transaction date for sales of residential mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were $20 million and $18 million for the three months ended June 30, 2013 and June 30, 2012, respectively, and $43 million and $15 million for the six months ended June 30, 2013 and June 30, 2012, respectively.
(i)	Includes government insured or guaranteed loans repurchased through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.
(j)	Includes contractually specified servicing fees, late charges and ancillary fees.

Variable Interest Entities (VIEs)

As discussed in our 2012 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of June 30, 2013 and December 31, 2012.

Table 60: Consolidated VIEs – Carrying Value (a) (b)

June 30, 2013 In millions	Market Street	Credit Card and Other Securitization Trusts (c)	Tax Credit Investments	Total
Assets
Cash and due from banks			$4	$4
Interest-earning deposits with banks			6	6
Investment securities	$7			7
Loans	6,116	$1,729		7,845
Allowance for loan and lease losses		(64)		(64)
Equity investments			492	492
Other assets (d)	6	27	534	567
Total assets	$6,129	$1,692	$1,036	$8,857
Liabilities
Commercial paper	$5,900			$5,900
Other borrowed funds		$195	$239	434
Accrued expenses			120	120
Other liabilities	223		155	378
Total liabilities	$6,123	$195	$514	$6,832

December 31, 2012 In millions	Market Street	Credit Card Securitization Trust (e)	Tax Credit Investments	Total
Assets
Cash and due from banks			$4	$4
Interest-earning deposits with banks			6	6
Investment securities	$9			9
Loans	6,038	$1,743		7,781
Allowance for loan and lease losses		(75)		(75)
Equity investments			1,429	1,429
Other assets	536	31	714	1,281
Total assets	$6,583	$1,699	$2,153	$10,435
Liabilities
Commercial paper	$6,045			$6,045
Other borrowed funds			$257	257
Accrued expenses			132	132
Other liabilities	529		447	976
Total liabilities	$6,574		$836	$7,410
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.
(c)	During the first quarter of 2013, PNC consolidated a Non-agency securitization trust due to modification of contractual provisions.
(d)	During the second quarter of 2013, certain Market Street amounts previously classified in “Other assets” were reclassified to “Loans”.
(e)	During the first quarter of 2012, the last securitization series issued by the SPE matured, resulting in the zero balance of liabilities at December 31, 2012.

88    The PNC Financial Services Group, Inc. – Form 10-Q

Table 61: Assets and Liabilities of Consolidated VIEs (a)

In millions	Aggregate Assets	Aggregate Liabilities
June 30, 2013
Market Street	$7,322	$7,322
Credit Card and Other Securitization Trusts	1,978	195
Tax Credit Investments	1,045	544

December 31, 2012
Market Street	$7,796	$7,796
Credit Card Securitization Trust	1,782
Tax Credit Investments	2,162	853
(a)	Amounts in this table differ from total assets and liabilities in the preceding “Consolidated VIEs – Carrying Value” table due to the elimination of intercompany assets and liabilities in the preceding table.

Table 62: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
June 30, 2013
Commercial Mortgage-Backed Securitizations (a)	$71,374	$71,374	$1,836	$1,836	(c)
Residential Mortgage-Backed Securitizations (a)	35,798	35,798	4,516	4,516	(c)	$7	(e)
Tax Credit Investments and Other (b)	6,564	2,093	1,405	1,405	(d)	644	(e)
Total	$113,736	$109,265	$7,757	$7,757		$651

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2012
Commercial Mortgage-Backed Securitizations (a)	$72,370	$72,370	$1,829	$1,829	(c)
Residential Mortgage-Backed Securitizations (a)	42,719	42,719	5,456	5,456	(c)	$90	(e)
Tax Credit Investments and Other (b)	5,960	2,101	1,283	1,283	(d)	623	(e)
Total	$121,049	$117,190	$8,568	$8,568		$713
(a)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 8 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships.
(c)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(d)	Included in Equity investments on our Consolidated Balance Sheet.
(e)	Included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    89

Market Street

Market Street Funding LLC (Market Street), owned by an independent third-party, is a multi-seller asset-backed commercial paper conduit that primarily purchases assets or makes loans secured by interests in pools of receivables from U.S. corporations. Market Street funds the purchases of assets or loans by issuing commercial paper. Market Street is supported by pool-specific credit enhancements, liquidity facilities, and a program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted-average commercial paper cost of funds. During 2012 and the first six months of 2013, Market Street met all of its funding needs through the issuance of commercial paper.

PNC Bank, National Association, (PNC Bank, N.A.) provides certain administrative services, the program-level credit enhancement and liquidity facilities to Market Street in exchange for fees negotiated based on market rates. The program-level credit enhancement covers net losses in the amount of 10% of commitments, excluding explicitly rated AAA/Aaa facilities. Coverage is a cash collateral account funded by a loan facility. This facility expires in June 2018. At June 30, 2013, $1.2 billion was outstanding on this facility.

Although the commercial paper obligations at June 30, 2013 and December 31, 2012 were supported by Market Street’s assets, PNC Bank, N.A. may be obligated to fund Market Street under the $11.4 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations. Our credit risk under the liquidity facilities is secondary to the risk of first loss absorbed by Market Street borrowers through over-collateralization of assets and losses absorbed by deal-specific credit enhancement provided by a third party. The deal-specific credit enhancement is generally structured to cover a multiple of expected losses for the pool of assets and is sized to meet rating agency standards for comparably structured transactions.

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

During the first quarter of 2012, the last series issued by the SPE, Series 2007-1, matured. At June 30, 2013, the SPE continued to exist and we consolidated the entity as we continued to be the primary beneficiary of the SPE through our holding of seller’s interest and our role as the primary servicer.

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

Typically, the general partner or managing member will be the party that has the right to make decisions that will most

90    The PNC Financial Services Group, Inc. – Form 10-Q

significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide the limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of losses and benefits for these investments are the tax credits and tax benefits due to passive losses on the investments. We have consolidated investments in which we have the power to direct the activities that most significantly impact the entity’s performance, and have an obligation to absorb expected losses or receive benefits that could be potentially significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and the third party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in these investments have any recourse to our general credit. We have not provided financial support to the limited partnership or LLC that we are not contractually obligated to provide. The consolidated aggregate assets and liabilities of these investments are provided in the Consolidated VIEs table and reflected in the “Other” business segment.

For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus they are not consolidated. These investments are disclosed in Table 62: Non-Consolidated VIEs. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment and partnership results. We use the equity method to account for our investment in these entities with the investments reflected in Equity investments on our Consolidated Balance Sheet. In addition, we increase our recognized investments and recognize a liability for all legally binding unfunded equity commitments. These liabilities are reflected in Other liabilities on our Consolidated Balance Sheet.

During the second quarter of 2013, PNC sold limited partnership or non-managing member interests previously held in certain consolidated funds. As a result, PNC no longer met the consolidation criteria for those investments and deconsolidated approximately $675 million of net assets related to the funds.

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

The PNC Financial Services Group, Inc. – Form 10-Q    91

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

Table 63: Loans Outstanding

In millions	June 30 2013	December 31 2012
Commercial lending
Commercial	$86,930	$83,040
Commercial real estate	18,991	18,655
Equipment lease financing	7,349	7,247
Total commercial lending	113,270	108,942
Consumer lending
Home equity	36,416	35,920
Residential real estate	14,777	15,240
Credit card	4,135	4,303
Other consumer	21,177	21,451
Total consumer lending	76,505	76,914
Total loans (a) (b)	$189,775	$185,856
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.3 billion and $2.7 billion at June 30, 2013 and December 31, 2012, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in loans outstanding.

At June 30, 2013, we pledged $22.9 billion of commercial loans to the Federal Reserve Bank and $45.5 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2012 were $23.2 billion and $37.3 billion, respectively.

Table 64: Net Unfunded Credit Commitments

In millions	June 30 2013	December 31 2012
Commercial and commercial real estate	$82,790	$78,703
Home equity lines of credit	19,325	19,814
Credit card	17,101	17,381
Other	4,926	4,694
Total (a)	$124,142	$120,592
(a)	Excludes standby letters of credit. See Note 18 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At June 30, 2013, commercial commitments reported above exclude $23.5 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2012 was $22.5 billion.

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

The trends in nonperforming assets represent another key indicator of the potential for future credit losses. Nonperforming assets include nonperforming loans, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost that have deteriorated in credit quality to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans as these loans are accounted for at fair value. However, based upon the nonaccrual policies discussed within Note 1 Accounting Policies, interest income is not recognized. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. Purchased impaired loans are excluded from nonperforming as we are currently accreting interest income over the expected life of the loans. See Note 6 Purchased Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

92    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables display the delinquency status of our loans and our nonperforming assets at June 30, 2013 and December 31, 2012, respectively.

Table 65: Age Analysis of Past Due Accruing Loans (a)

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired	Total Loans
June 30, 2013
Commercial	$86,009	$85	$53	$31	$169	$521		$231	$86,930
Commercial real estate	17,527	66	22		88	639		737	18,991
Equipment lease financing	7,336	2	4		6	7			7,349
Home equity (d)	32,707	76	29		105	1,131		2,473	36,416
Residential real estate (d) (e)	8,464	230	108	1,376	1,714	962	$301	3,336	14,777
Credit card	4,052	27	19	33	79	4			4,135
Other consumer (d) (f)	20,483	200	114	322	636	57		1	21,177
Total	$176,578	$686	$349	$1,762	$2,797	$3,321	$301	$6,778	$189,775
Percentage of total loans	93.05%	.36%	.18%	.93%	1.47%	1.75%	.16%	3.57%	100.00%
December 31, 2012
Commercial	$81,930	$115	$55	$42	$212	$590		$308	$83,040
Commercial real estate	16,735	100	57	15	172	807		941	18,655
Equipment lease financing	7,214	17	1	2	20	13			7,247
Home equity	32,174	117	58		175	951		2,620	35,920
Residential real estate (e)	8,464	278	146	1,901	2,325	845	$70	3,536	15,240
Credit card	4,205	34	23	36	93	5			4,303
Other consumer (f)	20,663	258	131	355	744	43		1	21,451
Total	$171,385	$919	$471	$2,351	$3,741	$3,254	$70	$7,406	$185,856
Percentage of total loans	92.21%	.49%	.25%	1.26%	2.00%	1.75%	.05%	3.99%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, accruing consumer loans past due 30 – 59 days decreased $44 million, accruing consumer loans past due 60 – 89 days decreased $36 million and accruing consumer loans past due 90 days or more decreased $315 million, of which $295 million related to Residential real estate government insured loans. As part of this alignment, these loans were moved into nonaccrual status.
(e)	Past due loan amounts at June 30, 2013, include government insured or guaranteed Residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $1.3 billion for 90 days or more past due. Past due loan amounts at December 31, 2012, include government insured or guaranteed Residential real estate mortgages, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $1.9 billion for 90 days or more past due.
(f)	Past due loan amounts at June 30, 2013, include government insured or guaranteed Other consumer loans, totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due. Past due loan amounts at December 31, 2012, include government insured or guaranteed Other consumer loans, totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due.

The PNC Financial Services Group, Inc. – Form 10-Q    93

Table 66: Nonperforming Assets

Dollars in millions	June 30 2013	December 31 2012
Nonperforming loans
Commercial lending
Commercial	$521	$590
Commercial real estate	639	807
Equipment lease financing	7	13
Total commercial lending	1,167	1,410
Consumer lending (a)
Home equity (b)	1,131	951
Residential real estate (b)	962	845
Credit card	4	5
Other consumer (b)	57	43
Total consumer lending	2,154	1,844
Total nonperforming loans (c)	3,321	3,254
OREO and foreclosed assets
Other real estate owned (OREO) (d)	432	507
Foreclosed and other assets	25	33
Total OREO and foreclosed assets	457	540
Total nonperforming assets	$3,778	$3,794
Nonperforming loans to total loans	1.75%	1.75%
Nonperforming assets to total loans, OREO and foreclosed assets	1.99	2.04
Nonperforming assets to total assets	1.24	1.24
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, nonperforming home equity loans increased $214 million, nonperforming residential mortgage loans increased $187 million and nonperforming other consumer loans increased $25 million. Charge-offs have been taken on these loans where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $134 million.
(c)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(d)	OREO excludes $311 million and $380 million at June 30, 2013 and December 31, 2012, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 5 for additional information. For the six months ended June 30, 2013, $1.7 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the six months ended June 30, 2012 was $1.6 billion.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.5 billion at June 30, 2013 and $1.6 billion at December 31, 2012. TDRs returned to performing (accruing) status totaled $1.1 billion and $1.0 billion at June 30, 2013 and December 31, 2012, respectively, and are excluded from nonperforming loans. Generally, these loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligation to PNC are not returned to accrual status. At June 30, 2013 and December 31, 2012, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

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

94    The PNC Financial Services Group, Inc. – Form 10-Q

COMMERCIAL LENDING ASSET CLASSES

Commercial Loan Class

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process on an ongoing basis. These ratings are reviewed and updated on a risk-adjusted basis, generally at least once per year. Additionally, on an annual basis, we update PD rates related to each rating grade based upon internal historical data, augmented by market data. For small balance homogenous pools of commercial loans, mortgages and leases, we apply statistical modeling to assist in determining the probability of default within these pools. Further, on a periodic basis, we update our LGD estimates associated with each rating grade based upon historical data. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. In general, loans with better PD and LGD tend to have a lower likelihood of loss compared to loans with worse PD and LGD which tend to have a higher likelihood of loss. The loss amount also considers exposure at date of default, which we also periodically update based upon historical data.

Based upon the amount of the lending arrangement and our risk rating assessment, we follow a formal schedule of written periodic review. On a quarterly basis, we conduct formal reviews of a market’s or business unit’s entire loan portfolio, focusing on those loans which we perceive to be of higher risk, based upon PDs and LGDs, or loans for which credit quality is weakening. If circumstances warrant, it is our practice to review any customer obligation and its level of credit risk more frequently. We attempt to proactively manage our loans by using various procedures that are customized to the risk of a given loan, including ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.

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

As with the commercial class, a formal schedule of periodic review is performed to also assess market/geographic risk and business unit/industry risk. Often as a result of these overviews, more in-depth reviews and increased scrutiny is placed on areas of higher risk, including adverse changes in risk ratings, deteriorating operating trends, and/or areas that concern management. These reviews are designed to assess risk and take actions to mitigate our exposure to such risks.

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

See Note 6 Purchased Loans for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q    95

Table 67: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated (b)	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
June 30, 2013
Commercial	$82,619	$1,607	$2,363	$110	$86,699
Commercial real estate	16,344	399	1,382	129	18,254
Equipment lease financing	7,169	99	79	2	7,349
Purchased impaired loans	31	42	732	163	968
Total commercial lending (f) (g)	$106,163	$2,147	$4,556	$404	$113,270
December 31, 2012
Commercial	$78,048	$1,939	$2,600	$145	$82,732
Commercial real estate	14,898	804	1,802	210	17,714
Equipment lease financing	7,062	68	112	5	7,247
Purchased impaired loans	49	60	852	288	1,249
Total commercial lending (f)	$100,057	$2,871	$5,366	$648	$108,942
(a)	Based upon PDs and LGDs.
(b)	Pass Rated loans include loans not classified as “Special Mention”, “Substandard”, or “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(f)	Loans are included above based on their contractual terms as “Pass”, “Special Mention”, “Substandard” or “Doubtful”.
(g)	We began to refine our process for categorizing commercial loans in the second quarter of 2013 in order to apply a split rating classification to certain loans meeting threshold criteria. By assigning split classifications, a loan’s exposure amount may be split into more than one classification category in the above table. This refinement is expected to be completed by the fourth quarter of 2013.

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

96    The PNC Financial Services Group, Inc. – Form 10-Q

A combination of updated FICO scores, originated and updated LTV ratios and geographic location assigned to home equity loans and lines of credit and residential real estate loans is used to monitor the risk in the loan classes. Loans with higher FICO scores and lower LTVs tend to have a lower level of risk. Conversely, loans with lower FICO scores, higher LTVs, and in certain geographic locations tend to have a higher level of risk.

In the first quarter of 2013, we refined our process for the Home Equity and Residential Real Estate Asset Quality Indicators shown in the following tables. These refinements include, but are not limited to, improvements in the process for determining lien position and LTV in both Table 69: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans and Table 70: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans. Additionally, we are now presenting Table 69 at recorded investment as opposed to our prior presentation of outstanding balance. Table 70 continues to be presented at outstanding balance. Both the 2013 and

2012 period end balance disclosures are presented in the below tables using this refined process.

Table 68: Home Equity and Residential Real Estate Balances

In millions	June 30 2013	December 31 2012
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$43,372	$42,725
Home equity and residential real estate loans – purchased impaired loans (b)	6,094	6,638
Government insured or guaranteed residential real estate mortgages (a)	2,012	2,279
Purchase accounting adjustments – purchased impaired loans	(285)	(482)
Total home equity and residential real estate loans (a)	$51,193	$51,160
(a)	Represents recorded investment.
(b)	Represents outstanding balance.

Table 69: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
June 30, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c) (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$455	$2,446	$778	$3,679
Less than or equal to 660 (e) (f)	74	492	245	811
Missing FICO	1	10	26	37

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	1,057	3,308	1,212	5,577
Less than or equal to 660 (e) (f)	162	560	244	966
Missing FICO	2	6	34	42

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	1,076	2,095	838	4,009
Less than or equal to 660	137	308	148	593
Missing FICO	2	5	25	32

Less than 90% and updated FICO scores:
Greater than 660	12,360	7,151	4,994	24,505
Less than or equal to 660	1,256	942	637	2,835
Missing FICO	24	14	248	286
Total home equity and residential real estate loans	$16,606	$17,337	$9,429	$43,372

The PNC Financial Services Group, Inc. – Form 10-Q    97

	Home Equity		Residential Real Estate
December 31, 2012 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$470	$2,772	$667	$3,909
Less than or equal to 660 (d) (e)	84	589	211	884
Missing FICO	1	10	19	30

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	1,027	3,636	1,290	5,953
Less than or equal to 660 (d) (e)	159	641	253	1,053
Missing FICO	3	6	45	54

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	1,056	2,229	1,120	4,405
Less than or equal to 660	130	319	164	613
Missing FICO	1	5	23	29

Less than 90% and updated FICO scores:
Greater than 660	10,736	7,255	4,701	22,692
Less than or equal to 660	1,214	921	621	2,756
Missing FICO	23	13	269	305

Missing LTV and updated FICO scores:
Missing FICO			42	42
Total home equity and residential real estate loans	$14,904	$18,396	$9,425	$42,725
(a)	Excludes purchased impaired loans of approximately $5.8 billion and $6.2 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $2.0 billion and $2.3 billion, and loans held for sale at June 30, 2013 and December 31, 2012, respectively. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
(c)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV are estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology. In the second quarter of 2013, we enhanced our CLTV determination process by further refining the data and correcting certain methodological inconsistencies. As a result, the amounts in the December 31, 2012 table above have been updated.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states have the highest percentage of higher risk loans at June 30, 2013: New Jersey 13%, Illinois 12%, Pennsylvania 11%, Ohio 10%, Florida 9%, California 6%, Michigan 6% and Maryland 6%. The remainder of the states have lower than 4% of the high risk loans individually, and collectively they represent approximately 27% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2012: New Jersey 14%, Illinois 11%, Pennsylvania 11%, Ohio 10%, Florida 9%, California 6%, Maryland 6%, and Michigan 5%. The remainder of the states have lower than 4% of the high risk loans individually, and collectively they represent approximately 28% of the higher risk loans.

98    The PNC Financial Services Group, Inc. – Form 10-Q

Table 70: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
June 30, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$15	$673	$488	$1,176
Less than or equal to 660	16	316	391	723
Missing FICO		17	31	48

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	23	550	390	963
Less than or equal to 660	18	246	323	587
Missing FICO	1	16	18	35

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	12	145	217	374
Less than or equal to 660	13	89	162	264
Missing FICO		7	11	18

Less than 90% and updated FICO scores:
Greater than 660	92	189	626	907
Less than or equal to 660	135	169	599	903
Missing FICO	1	8	38	47

Missing LTV and updated FICO scores:
Greater than 660	2		19	21
Less than or equal to 660	1		17	18
Missing FICO		3	7	10
Total home equity and residential real estate loans	$329	$2,428	$3,337	$6,094

The PNC Financial Services Group, Inc. – Form 10-Q    99

	Home Equity (b) (c)		Residential Real Estate (b) (c)
December 31, 2012 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$17	$791	$597	$1,405
Less than or equal to 660	17	405	498	920
Missing FICO		23	46	69

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	26	552	435	1,013
Less than or equal to 660	20	269	383	672
Missing FICO		18	23	41

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	14	140	216	370
Less than or equal to 660	14	99	182	295
Missing FICO		7	11	18

Less than 90% and updated FICO scores:
Greater than 660	86	174	589	849
Less than or equal to 660	142	163	598	903
Missing FICO	2	8	39	49

Missing LTV and updated FICO scores:
Greater than 660			18	18
Less than or equal to 660			7	7
Missing FICO			9	9
Total home equity and residential real estate loans	$338	$2,649	$3,651	$6,638
(a)	Amounts shown represent outstanding balance. See Note 6 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states have the highest percentage of loans at June 30, 2013: California 18%, Florida 15%, Illinois 11%, Ohio 7%, North Carolina 6%, Michigan 5%, and Georgia 4%, respectively. The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 34% of the purchased impaired portfolio. The following states have the highest percentage of loans at December 31, 2012: California 18%, Florida 15%, Illinois 12%, Ohio 7%, North Carolina 6% and Michigan 5% The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 37% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV are estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology. In the second quarter of 2013, we enhanced our CLTV determination process by further refining the data and correcting certain methodological inconsistencies. As a result, the amounts in the December 31, 2012 table above have been updated.

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

100    The PNC Financial Services Group, Inc. – Form 10-Q

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

See Note 6 Purchased Loans for additional information.

Table 71: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
June 30, 2013
FICO score greater than 719	$2,178	53%	$7,709	63%
650 to 719	1,153	28	3,225	25
620 to 649	180	4	467	4
Less than 620	240	6	554	5
No FICO score available or required (c)	384	9	351	3
Total loans using FICO credit metric	4,135	100%	12,306	100%
Consumer loans using other internal credit metrics (b)			8,871
Total loan balance	$4,135		$21,177
Weighted-average updated FICO score (d)		727		741
December 31, 2012
FICO score greater than 719	$2,247	52%	$7,006	60%
650 to 719	1,169	27	2,896	25
620 to 649	188	5	459	4
Less than 620	271	6	602	5
No FICO score available or required (c)	428	10	741	6
Total loans using FICO credit metric	4,303	100%	11,704	100%
Consumer loans using other internal credit metrics (b)			9,747
Total loan balance	$4,303		$21,451
Weighted-average updated FICO score (d)		726		739
(a)	At June 30, 2013, we had $33 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the June 30, 2013 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 19%, Pennsylvania 15%, Michigan 12%, Illinois 7%, Indiana 6%, Florida 5%, New Jersey 5% and Kentucky 5%. All other states have less than 4% individually and make up the remainder of the balance. At December 31, 2012, we had $36 million of credit card loans that are higher risk. The majority of the December 31, 2012 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 14%, Michigan 12%, Illinois 8%, Indiana 6%, Florida 6%, New Jersey 5%, Kentucky 4% and North Carolina 4%. All other states have less than 3% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

The PNC Financial Services Group, Inc. – Form 10-Q    101

TROUBLED DEBT RESTRUCTURINGS (TDRS)

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. Additionally, TDRs result from our loss mitigation activities, and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. In those situations where principal is forgiven, the amount of such principal forgiveness is immediately charged off.

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $.5 billion and $.6 billion at June 30, 2013 and December 31, 2012, respectively, for the total TDR portfolio.

Table 72: Summary of Troubled Debt Restructurings

In millions	June 30 2013	Dec. 31 2012
Total consumer lending	$2,243	$2,318
Total commercial lending	599	541
Total TDRs	$2,842	$2,859
Nonperforming	$1,531	$1,589
Accruing (a)	1,103	1,037
Credit card (b)	208	233
Total TDRs	$2,842	$2,859
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligation to PNC are not returned to accrual status.
(b)	Includes credit cards and certain small business and consumer credit agreements whose terms have been restructured and are TDRs. However, since our policy is to exempt these loans from being placed on nonaccrual status as permitted by regulatory guidance as generally these loans are directly charged off in the period that they become 180 days past due, these loans are excluded from nonperforming loans.

Table 73: Financial Impact and TDRs by Concession Type quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during the three and six months ended June 30, 2013 and 2012. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category would result in reductions to future interest income. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligation to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

In some cases, there have been multiple concessions granted on one loan. This is most common within the commercial loan portfolio. When there have been multiple concessions granted in the commercial loan portfolio, the principal forgiveness TDR was prioritized for purposes of determining the inclusion in the table below. For example, if there is principal forgiveness in conjunction with lower interest rate and postponement of amortization, the type of concession will be reported as Principal Forgiveness. Second in priority would be rate reduction. For example, if there is an interest rate reduction in conjunction with postponement of amortization, the type of concession will be reported as a Rate Reduction. In the event that multiple concessions are granted on a consumer loan, concessions resulting from discharge from personal liability through Chapter 7 bankruptcy without formal affirmation of the loan obligation to PNC would be prioritized and included in the Other type of concession in the table below. After that, consumer loan concessions would follow the previously discussed priority of concessions for the commercial loan portfolio.

102    The PNC Financial Services Group, Inc. – Form 10-Q

Table 73: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended June 30, 2013 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	47	$48	$4	$2	$28	$34
Commercial real estate	30	50	6	2	27	35
Equipment lease financing	5	23		11	1	12
Total commercial lending	82	121	10	15	56	81
Consumer lending
Home equity	1,410	98		43	39	82
Residential real estate	285	32		7	25	32
Credit card	2,288	18		17		17
Other consumer	783	9		1	6	7
Total consumer lending	4,766	157		68	70	138
Total TDRs	4,848	$278	$10	$83	$126	$219

During the three months ended June 30, 2012 Dollars in millions
Commercial lending
Commercial	33	$102	$1	$40	$42	$83
Commercial real estate	13	26	8	5	9	22
Equipment lease financing	1	3	1			1
Total commercial lending	47	131	10	45	51	106
Consumer lending
Home equity	1,083	69		60	8	68
Residential real estate	200	41		18	20	38
Credit card	2,268	17		16		16
Other consumer	61	1			1	1
Total consumer lending	3,612	128		94	29	123
Total TDRs	3,659	$259	$10	$139	$80	$229

The PNC Financial Services Group, Inc. – Form 10-Q    103

During the six months ended June 30, 2013 Dollars in millions	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
			Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	78	$86	$4	$4	$50	$58
Commercial real estate	65	183	12	42	102	156
Equipment lease financing	7	29		11	2	13
Total commercial lending	150	298	16	57	154	227
Consumer lending
Home equity	3,715	217		82	88	170
Residential real estate	609	78		19	58	77
Credit card	4,663	35		33		33
Other consumer	1,425	19		1	15	16
Total consumer lending	10,412	349		135	161	296
Total TDRs	10,562	$647	$16	$192	$315	$523

During the six months ended June 30, 2012 Dollars in millions
Commercial lending
Commercial	137	$128	$3	$44	$53	$100
Commercial real estate	34	100	17	43	29	89
Equipment lease financing	6	18	1		11	12
Total commercial lending	177	246	21	87	93	201
Consumer lending
Home equity	2,186	143		112	30	142
Residential real estate	382	74		29	42	71
Credit card	4,651	35		33		33
Other consumer	413	10		1	9	10
Total consumer lending	7,632	262		175	81	256
Total TDRs	7,809	$508	$21	$262	$174	$457
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

TDRs may result in charge-offs and interest income not being recognized. At or around the time of modification, the amount of principal balance of the TDRs charged off during the three and six months ended June 30, 2013 was not material. A financial effect of rate reduction TDRs is that interest income is not recognized. Interest income not recognized that otherwise would have been earned in the three and six months ended June 30, 2013 and 2012, respectively, related to both commercial TDRs and consumer TDRs was not material.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In Table 74: TDRs which have Subsequently Defaulted, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the reporting periods preceding April 1, 2013, January 1, 2013, April 1, 2012 and January 1, 2012, respectively, and subsequently defaulted during these reporting periods.

104    The PNC Financial Services Group, Inc. – Form 10-Q

Table 74: TDRs which have Subsequently Defaulted

During the three months ended June 30, 2013 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	11	$8
Commercial real estate	12	21
Total commercial lending (a)	23	29
Consumer lending
Home equity	402	26
Residential real estate	251	35
Credit card	1,225	9
Other consumer	55	1
Total consumer lending	1,933	71
Total TDRs	1,956	$100

During the three months ended June 30, 2012 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	27	$5
Commercial real estate	15	35
Equipment lease financing	5	11
Total commercial lending	47	51
Consumer lending
Home equity	161	14
Residential real estate	144	23
Credit card	2,114	15
Other consumer	39	1
Total consumer lending	2,458	53
Total TDRs	2,505	$104

The PNC Financial Services Group, Inc. – Form 10-Q    105

During the six months ended June 30, 2013 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	26	$18
Commercial real estate	18	31
Total commercial lending (a)	44	49
Consumer lending
Home equity	565	37
Residential real estate	353	49
Credit card	2,373	18
Other consumer	88	2
Total consumer lending	3,379	106
Total TDRs	3,423	$155

During the six months ended June 30, 2012 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	58	$15
Commercial real estate	23	40
Equipment lease financing	5	11
Total commercial lending	86	66
Consumer lending
Home equity	366	33
Residential real estate	307	46
Credit card	2,815	20
Other consumer	76	3
Total consumer lending	3,564	102
Total TDRs	3,650	$168
(a)	During the three and six months ended June 30, 2013, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.

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

For consumer lending TDRs, except TDRs resulting from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, the ALLL is calculated using a discounted cash flow model, which leverages subsequent default, prepayment, and severity rate assumptions based upon historically observed data. Similar to the commercial lending specific reserve methodology, the reduced expected cash flows resulting from the concessions granted impact the consumer lending ALLL. The decline in expected cash flows due to the application of a present value discount rate or the consideration of collateral value, when compared to the recorded investment, results in increased ALLL or a charge-off. See Note 1 Accounting Policies for information on how the ALLL is determined for loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligation to PNC.

IMPAIRED LOANS

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. Excluded from impaired loans are nonperforming leases, loans held for sale, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. See Note 6 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $7 million and $12 million at June 30, 2013, and December 31, 2012, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the six months ended June 30, 2013 and June 30, 2012. The following table provides further detail on impaired loans individually

106    The PNC Financial Services Group, Inc. – Form 10-Q

evaluated for impairment and the associated ALLL. Certain commercial impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 75: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (a)
June 30, 2013
Impaired loans with an associated allowance
Commercial	$636	$444	$117	$475
Commercial real estate	702	481	111	548
Home equity	1,033	1,012	354	1,014
Residential real estate	589	479	86	589
Credit card	209	208	39	202
Other consumer	64	53	3	73
Total impaired loans with an associated allowance	$3,233	$2,677	$710	$2,901
Impaired loans without an associated allowance
Commercial	$376	$155		$141
Commercial real estate	531	359		363
Home equity	292	118		107
Residential real estate	395	373		279
Total impaired loans without an associated allowance	$1,594	$1,005		$890
Total impaired loans	$4,827	$3,682	$710	$3,791
December 31, 2012
Impaired loans with an associated allowance
Commercial	$824	$523	$150	$653
Commercial real estate	851	594	143	778
Home equity	1,070	1,013	328	851
Residential real estate	778	663	168	700
Credit card	204	204	48	227
Other consumer	104	86	3	63
Total impaired loans with an associated allowance	$3,831	$3,083	$840	$3,272
Impaired loans without an associated allowance
Commercial	$362	$126		$157
Commercial real estate	562	355		400
Home equity	169	121		40
Residential real estate	316	231		77
Total impaired loans without an associated allowance	$1,409	$833		$674
Total impaired loans	$5,240	$3,916	$840	$3,946
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the six months ended June 30, 2013, and the year ended December 31, 2012, respectively.
(b)	Associated allowance amounts include $.5 billion and $.6 billion for TDRs at June 30, 2013, and December 31, 2012, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    107

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

The following table provides purchased impaired loans at June 30, 2013 and December 31, 2012:

Table 76: Purchased Impaired Loans – Balances

	June 30, 2013		December 31, 2012
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial lending
Commercial	$231	$391	$308	$524
Commercial real estate	737	908	941	1,156
Total commercial lending	968	1,299	1,249	1,680
Consumer lending
Consumer	2,474	2,754	2,621	2,988
Residential real estate	3,336	3,341	3,536	3,651
Total consumer lending	5,810	6,095	6,157	6,639
Total	$6,778	$7,394	$7,406	$8,319

During the first six months of 2013, $90 million of provision and $70 million of charge-offs were recorded on purchased impaired loans. At June 30, 2013, the allowance for loan and lease losses was $1.1 billion on $6.2 billion of purchased impaired loans while the remaining $.6 billion of purchased impaired loans required no allowance as the net present value of expected cash flows equaled or exceeded the recorded investment. As of December 31, 2012, the allowance for loan and lease losses related to purchased impaired loans was $1.1 billion. If any allowance for loan losses is recognized on a purchased impaired pool, which is accounted for as a single asset, the entire balance of that pool would be disclosed as requiring an allowance. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan for cash flow estimation purposes. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

Activity for the accretable yield for the first six months of 2013 follows:

Table 77: Purchased Impaired Loans – Accretable Yield

In millions	2013
January 1	$2,166
Accretion (including excess cash recoveries)	(368)
Net reclassifications to accretable from non-accretable (a)	379
Disposals	(13)
June 30	$2,164
(a)	Approximately 58% of the net reclassifications were driven by the consumer portfolio and were due to improvements of cash expected to be collected on both RBC Bank (USA) and National City loans in future periods. The remaining net reclassifications were predominantly due to future cash flow changes in the commercial portfolio.

108    The PNC Financial Services Group, Inc. – Form 10-Q

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

QUALITATIVE COMPONENT

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ALLL also includes factors that may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors may include:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro-economic factors,
•	Model imprecision,
•	Changes in lending policies and procedures,
•	Timing of available information, including the performance of first lien positions, and
•	Limitations of available historical data.

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

The PNC Financial Services Group, Inc. – Form 10-Q    109

Table 78: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
June 30, 2013
Allowance for Loan and Lease Losses
January 1	$1,774	$2,262	$4,036
Charge-offs	(336)	(589)	(925)
Recoveries	185	76	261
Net charge-offs	(151)	(513)	(664)
Provision for credit losses	28	365	393
Net change in allowance for unfunded loan commitments and letters of credit	8		8
Other	(1)		(1)
June 30	$1,658	$2,114	$3,772
TDRs individually evaluated for impairment	$25	$482	$507
Other loans individually evaluated for impairment	203		203
Loans collectively evaluated for impairment	1,247	698	1,945
Purchased impaired loans	183	934	1,117
June 30	$1,658	$2,114	$3,772
Loan Portfolio
TDRs individually evaluated for impairment	$599	$2,243	$2,842
Other loans individually evaluated for impairment	840		840
Loans collectively evaluated for impairment (a)	110,863	68,452	179,315
Purchased impaired loans	968	5,810	6,778
June 30	$113,270	$76,505	$189,775
Portfolio Segment ALLL as a percentage of total ALLL	44%	56%	100%
Ratio of the allowance for loan and lease losses to total loans	1.46%	2.76%	1.99%
June 30, 2012
Allowance for Loan and Lease Losses
January 1	$1,995	$2,352	$4,347
Charge-offs	(403)	(526)	(929)
Recoveries	214	67	281
Net charge-offs	(189)	(459)	(648)
Provision for credit losses	88	353	441
Net change in allowance for unfunded loan commitments and letters of credit	7	9	16
June 30	$1,901	$2,255	$4,156
TDRs individually evaluated for impairment	$45	$527	$572
Other loans individually evaluated for impairment	419		419
Loans collectively evaluated for impairment	1,210	920	2,130
Purchased impaired loans	227	808	1,035
June 30	$1,901	$2,255	$4,156
Loan Portfolio
TDRs individually evaluated for impairment	$483	$1,836	$2,319
Other loans individually evaluated for impairment	1,523		1,523
Loans collectively evaluated for impairment	100,607	67,893	168,500
Purchased impaired loans	1,532	6,551	8,083
June 30	$104,145	$76,280	$180,425
Portfolio segment ALLL as a percentage of total ALLL	46%	54%	100%
Ratio of the allowance for loan and lease losses to total loans	1.83%	2.96%	2.30%
(a)	Includes $291 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell. Accordingly, there is no allowance recorded for these loans.

110    The PNC Financial Services Group, Inc. – Form 10-Q

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date. See Note 1 Accounting Policies for additional information.

Table 79: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2013	2012
January 1	$250	$240
Net change in allowance for unfunded loan commitments and letters of credit	(8)	(16)
June 30	$242	$224

The PNC Financial Services Group, Inc. – Form 10-Q    111

NOTE 8 INVESTMENT SECURITIES

Table 80: Investment Securities Summary

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
June 30, 2013
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$2,052	$158		$2,210
Residential mortgage-backed
Agency	23,915	514	$(181)	24,248
Non-agency	5,816	292	(256)	5,852
Commercial mortgage-backed
Agency	574	22	(1)	595
Non-agency	3,560	135	(16)	3,679
Asset-backed	6,036	57	(59)	6,034
State and municipal	2,193	64	(40)	2,217
Other debt	2,733	60	(26)	2,767
Total debt securities	46,879	1,302	(579)	47,602
Corporate stocks and other	297			297
Total securities available for sale	$47,176	$1,302	$(579)	$47,899
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$234	$21		$255
Residential mortgage-backed (agency)	3,773	84	$(32)	3,825
Commercial mortgage-backed
Agency	1,262	57		1,319
Non-agency	2,193	42	(4)	2,231
Asset-backed	1,100	3	(3)	1,100
State and municipal	639	19		658
Other debt	349	12		361
Total securities held to maturity	$9,550	$238	$(39)	$9,749
December 31, 2012
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$2,868	$245		$3,113
Residential mortgage-backed
Agency	25,844	952	$(12)	26,784
Non-agency	6,102	314	(309)	6,107
Commercial mortgage-backed
Agency	602	31		633
Non-agency	3,055	210	(1)	3,264
Asset-backed	5,667	65	(79)	5,653
State and municipal	2,197	111	(21)	2,287
Other debt	2,745	103	(4)	2,844
Total debt securities	49,080	2,031	(426)	50,685
Corporate stocks and other	367			367
Total securities available for sale	$49,447	$2,031	$(426)	$51,052
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$230	$47		$277
Residential mortgage-backed (agency)	4,380	202		4,582
Commercial mortgage-backed
Agency	1,287	87		1,374
Non-agency	2,582	85		2,667
Asset-backed	858	5		863
State and municipal	664	61		725
Other debt	353	19		372
Total securities held to maturity	$10,354	$506		$10,860

112    The PNC Financial Services Group, Inc. – Form 10-Q

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At June 30, 2013, accumulated other comprehensive income included pretax gains of $73 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

The gross unrealized loss on debt securities held to maturity was $39 million at June 30, 2013 and less than $1 million at December 31, 2012, with $1.6 billion and $73 million of positions in a continuous loss position for less than 12 months at June 30, 2013 and December 31, 2012, respectively. The fair value of debt securities held to maturity that were in a continuous loss position for 12 months or more was $35 million and $56 million at June 30, 2013 and December 31, 2012, respectively.

Table 81: Gross Unrealized Loss and Fair Value of Securities Available for Sale presents gross unrealized loss and fair value of securities available for sale at June 30, 2013 and December 31, 2012. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in accumulated other comprehensive income (loss).

Table 81: Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2013
Debt securities
Residential mortgage-backed
Agency	$(176)	$8,046	$(5)	$163	$(181)	$8,209
Non-agency	(53)	1,563	(203)	1,877	(256)	3,440
Commercial mortgage-backed
Agency	(1)	32			(1)	32
Non-agency	(16)	1,039			(16)	1,039
Asset-backed	(8)	1,055	(51)	228	(59)	1,283
State and municipal	(22)	818	(18)	274	(40)	1,092
Other debt	(25)	867	(1)	16	(26)	883
Total	$(301)	$13,420	$(278)	$2,558	$(579)	$15,978
December 31, 2012
Debt securities
Residential mortgage-backed
Agency	$(9)	$1,128	$(3)	$121	$(12)	$1,249
Non-agency	(3)	219	(306)	3,185	(309)	3,404
Commercial mortgage-backed
Non-agency	(1)	60			(1)	60
Asset-backed	(1)	370	(78)	625	(79)	995
State and municipal	(2)	240	(19)	518	(21)	758
Other debt	(2)	61	(2)	15	(4)	76
Total	$(18)	$2,078	$(408)	$4,464	$(426)	$6,542

EVALUATING INVESTMENT SECURITIES FOR OTHER-THAN-TEMPORARY IMPAIRMENTS

For the securities in the preceding table, as of June 30, 2013 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

On at least a quarterly basis, we conduct a comprehensive security-level assessment on all securities. For those securities in an unrealized loss position we determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. An OTTI loss must be recognized for a debt security in an unrealized loss position if we intend

The PNC Financial Services Group, Inc. – Form 10-Q    113

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

Table 82: Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

June 30, 2013	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-20%	14%
Alt-A	5-12	6
Option ARM	3-6	3
Remaining collateral expected to default
Prime	1-45%	18%
Alt-A	7-57	33
Option ARM	16-69	48
Loss severity
Prime	25-71%	43%
Alt-A	30-85	56
Option ARM	40-70	59
(a)	Collateralized by first and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

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

114    The PNC Financial Services Group, Inc. – Form 10-Q

During the second quarter and first six months of 2013 and 2012, respectively, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities that we do not expect to sell were as follows:

Table 83: Other-Than-Temporary Impairments

	Three months ended June 30		Six months ended June 30
In millions	2013	2012	2013	2012
Credit portion of OTTI losses
Available for sale securities:
Non-agency residential mortgage-backed	$(3)	$(31)	$(10)	$(63)
Asset-backed	(1)	(3)	(4)	(8)
Other debt				(1)
Total credit portion of OTTI losses	(4)	(34)	(14)	(72)
Noncredit portion of OTTI (losses) recoveries	(6)	2	3	24
Total OTTI losses	$(10)	$(32)	(11)	(48)

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss).

Table 84: Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended June 30, 2013
March 31, 2013	$(887)	$(6)	$(258)	$(14)	$(1,165)
Additional loss where credit impairment was previously recognized	(3)		(1)		(4)
Reduction due to credit impaired securities sold or matured	5				5
June 30, 2013	$(885)	$(6)	$(259)	$(14)	$(1,164)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended June 30, 2012
March 31, 2012	$(859)	$(6)	$(249)	$(14)	$(1,128)
Loss where impairment was not previously recognized	(1)				(1)
Additional loss where credit impairment was previously recognized	(30)		(3)		(33)
June 30, 2012	$(890)	$(6)	$(252)	$(14)	$(1,162)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the six months ended June 30, 2013
December 31, 2012	$(926)	$(6)	$(255)	$(14)	$(1,201)
Additional loss where credit impairment was previously recognized	(10)		(4)		(14)
Reduction due to credit impaired securities sold or matured	51				51
June 30, 2013	$(885)	$(6)	$(259)	$(14)	$(1,164)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the six months ended June 30, 2012
December 31, 2011	$(828)	$(6)	$(244)	$(13)	$(1,091)
Loss where impairment was not previously recognized	(2)			(1)	(3)
Additional loss where credit impairment was previously recognized	(61)		(8)		(69)
Reduction due to credit impaired securities sold or matured	1				1
June 30, 2012	$(890)	$(6)	$(252)	$(14)	$(1,162)

The PNC Financial Services Group, Inc. – Form 10-Q    115

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 85: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the six months ended June 30
2013	$3,877	$98	$(23)	$75	$26
2012	6,607	129	(10)	119	42

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2013.

Table 86: Contractual Maturity of Debt Securities

June 30, 2013 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$1	$1,082	$804	$165	$2,052
Residential mortgage-backed
Agency	1	33	513	23,368	23,915
Non-agency		12	2	5,802	5,816
Commercial mortgage-backed
Agency	10	528	36		574
Non-agency	75	59	105	3,321	3,560
Asset-backed	5	1,088	2,138	2,805	6,036
State and municipal	12	116	389	1,676	2,193
Other debt	524	1,337	529	343	2,733
Total debt securities available for sale	$628	$4,255	$4,516	$37,480	$46,879
Fair value	$635	$4,356	$4,658	$37,953	$47,602
Weighted-average yield, GAAP basis	2.72%	2.45%	2.38%	3.30%	3.13%
Securities Held to Maturity
U.S. Treasury and government agencies				$234	$234
Residential mortgage-backed (agency)				3,773	3,773
Commercial mortgage-backed
Agency		$423	$834	5	1,262
Non-agency		51		2,142	2,193
Asset-backed		60	80	960	1,100
State and municipal		34	282	323	639
Other debt		1	348		349
Total debt securities held to maturity		$569	$1,544	$7,437	$9,550
Fair value		$583	$1,607	$7,559	$9,749
Weighted-average yield, GAAP basis		3.32%	3.42%	3.82%	3.72%

116    The PNC Financial Services Group, Inc. – Form 10-Q

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of June 30, 2013:

Table 87: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

June 30, 2013	Years
Agency residential mortgage-backed securities	4.6
Non-agency residential mortgage-backed securities	5.9
Agency commercial mortgage-backed securities	4.2
Non-agency commercial mortgage-backed securities	2.4
Asset-backed securities	3.8

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At June 30, 2013, there were no securities of a single issuer, other than FNMA, that exceeded 10% of total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 88: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30 2013	December 31 2012
Pledged to others	$23,058	$25,648
Accepted from others:
Permitted by contract or custom to sell or repledge	1,122	1,015
Permitted amount repledged to others	888	685

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

The PNC Financial Services Group, Inc. – Form 10-Q    117

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

The following disclosures for financial instruments accounted for at fair value have been updated during the first six months of 2013:

LOANS

Loans accounted for at fair value consist primarily of residential mortgage loans. These loans are generally valued similarly to residential mortgage loans held for sale and are classified as Level 2. However, similar to residential mortgage loans held for sale, if these loans are repurchased and unsalable, they are classified as Level 3. During the first quarter of 2013, we have elected to account for certain home equity lines of credit at fair value. These loans are classified as Level 3. This category also includes repurchased brokered home equity loans. These loans are repurchased due to a breach of representations or warranties in the loan sales agreements and occur typically after the loan is in default. The fair value price is based on bids and market observations of transactions of similar vintage. Because transaction details regarding the credit and underwriting quality are often unavailable, unobservable bid information from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3. The fair value of these loans is included in the Loans – Home equity line item in Table 91: Fair Value Measurement – Recurring Quantitative Information in this Note 9 for both June 30, 2013 and December 31, 2012. A significant input to the valuation includes a credit and liquidity discount that is deemed representative of current market conditions. Significant increases (decreases) in this assumption would result in a significantly lower (higher) fair value measurement.

OTHER BORROWED FUNDS

During the first quarter of 2013, we have elected to account for certain other borrowed funds consisting primarily of secured debt at fair value. These other borrowed funds are classified as Level 3. Significant unobservable inputs for these borrowed funds include credit and liquidity discount and spread over the benchmark curve. Significant increases (decreases) in these assumptions would result in significantly lower (higher) fair value measurement.

FINANCIAL DERIVATIVES

In connection with the sales of a portion of our Visa Class B common shares in the second quarter of 2013 and the second half of 2012, we entered into swap agreements with the purchaser of the shares to account for future changes in the value of the Class B common shares resulting from changes in the settlement of certain specified litigation and its effect on the conversion rate of Class B common shares into Visa Class A common shares and to make payments calculated by reference to the market price of the Class A common shares and a fixed rate of interest. The swaps are classified as Level 3 instruments and the fair values of the liability positions totaled $61 million at June 30, 2013 and $43 million at December 31, 2012, respectively.

118    The PNC Financial Services Group, Inc. – Form 10-Q

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Table 89: Fair Value Measurements – Summary

	June 30, 2013				December 31, 2012
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$1,480	$730		$2,210	$2,269	$844		$3,113
Residential mortgage-backed
Agency		24,248		24,248		26,784		26,784
Non-agency		141	$5,711	5,852			$6,107	6,107
Commercial mortgage-backed
Agency		595		595		633		633
Non-agency		3,679		3,679		3,264		3,264
Asset-backed		5,362	672	6,034		4,945	708	5,653
State and municipal		1,886	331	2,217		1,948	339	2,287
Other debt		2,719	48	2,767		2,796	48	2,844
Total debt securities	1,480	39,360	6,762	47,602	2,269	41,214	7,202	50,685
Corporate stocks and other	281	16		297	351	16		367
Total securities available for sale	1,761	39,376	6,762	47,899	2,620	41,230	7,202	51,052
Financial derivatives (a) (b)
Interest rate contracts	27	6,248	50	6,325	5	8,326	101	8,432
Other contracts		259	1	260		131	5	136
Total financial derivatives	27	6,507	51	6,585	5	8,457	106	8,568
Residential mortgage loans held for sale (c)		2,216	30	2,246		2,069	27	2,096
Trading securities (d)
Debt (e) (f)	1,277	781	32	2,090	1,062	951	32	2,045
Equity	19			19	42	9		51
Total trading securities	1,296	781	32	2,109	1,104	960	32	2,096
Trading loans		21		21		76		76
Residential mortgage servicing rights (g)			975	975			650	650
Commercial mortgage loans held for sale (c)			635	635			772	772
Equity investments
Direct investments			1,115	1,115			1,171	1,171
Indirect investments (h)			623	623			642	642
Total equity investments			1,738	1,738			1,813	1,813
Customer resale agreements (i)		210		210		256		256
Loans (j)		500	311	811		110	134	244
Other assets
BlackRock Series C Preferred Stock (k)			270	270			243	243
Other	330	189	8	527	283	194	9	486
Total other assets	330	189	278	797	283	194	252	729
Total assets	$3,414	$49,800	$10,812	$64,026	$4,012	$53,352	$10,988	$68,352
Liabilities
Financial derivatives (b) (l)
Interest rate contracts	$12	$4,771	$48	$4,831	$1	$6,105	$12	$6,118
BlackRock LTIP			270	270			243	243
Other contracts		164	65	229		128	121	249
Total financial derivatives	12	4,935	383	5,330	1	6,233	376	6,610
Trading securities sold short (m)
Debt	929	3		932	731	10		741
Total trading securities sold short	929	3		932	731	10		741
Other borrowed funds			195	195
Other liabilities						5		5
Total liabilities	$941	$4,938	$578	$6,457	$732	$6,248	$376	$7,356

The PNC Financial Services Group, Inc. – Form 10-Q    119

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at June 30, 2013 and December 31, 2012 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. The net asset amounts were $2.2 billion at June 30, 2013 compared with $2.4 billion at December 31, 2012 and the net liability amounts were $1.1 billion and $.6 billion, respectively.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized losses of $13 million at June 30, 2013 compared with net unrealized gains of $59 million at December 31, 2012.
(e)	Approximately 23% of these securities are residential mortgage-backed securities and 61% are U.S. Treasury and government agencies securities at June 30, 2013. Comparable amounts at December 31, 2012 were 25% and 52%, respectively.
(f)	At both June 30, 2013 and December 31, 2012, the balance of residential mortgage-backed agency securities with embedded derivatives carried in Trading securities was zero.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments related to indirect equity investments was $134 million and related to direct equity investments was $37 million as of June 30, 2013, respectively.
(i)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(j)	Included in Loans on our Consolidated Balance Sheet.
(k)	PNC has elected the fair value option for these shares.
(l)	Included in Other liabilities on our Consolidated Balance Sheet.
(m)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months and six months ended June 30, 2013 and 2012 follow.

Table 90: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended June 30, 2013

Level 3 Instruments Only In millions	Fair Value March 31, 2013	Total realized / unrealized gains or losses for the period (a)			Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2013	Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2013 (c)
		Included in Earnings		Included in Other comprehensive income
Assets
Securities available for sale
Residential mortgage-backed non-agency	$6,038	$47		$(100)				$(274)			$5,711	$(3)
Commercial mortgage-backed non-agency		2						(2)
Asset-backed	701	1		4				(34)			672	(1)
State and municipal	330			(2)	$4			(1)			331
Other debt	49				1	$(2)					48
Total securities available for sale	7,118	50		(98)	5	(2)		(311)			6,762	(4)
Financial derivatives	93	64			1			(105)		$(2)	51	50
Residential mortgage loans held for sale	44				21	(1)		1	$3	(38)	30
Trading securities – Debt	32										32
Residential mortgage servicing rights	779	208					$43	(55)			975	208
Commercial mortgage loans held for sale	769	(13)				(100)		(21)			635	(14)
Equity investments
Direct investments	1,193	15			49	(142)					1,115
Indirect investments	627	20			6	(30)					623	20
Total equity investments	1,820	35			55	(172)					1,738	20
Loans	272	16						(10)	45	(12)	311	12
Other assets
BlackRock Series C Preferred Stock	270										270
Other	9			(1)							8
Total other assets	279			(1)							278
Total assets	$11,206	$360	(e)	$(99)	$82	$(275)	$43	$(501)	$48	$(52)	$10,812	$272 (f)
Liabilities
Financial derivatives (d)	400	84				1		(102)			383	16
Other borrowed funds	130	3						62			195
Total liabilities	$530	$87	(e)			$1		$(40)			$578	$16 (f)

120    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended June 30, 2012

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on
Level 3 Instruments Only In millions	Fair Value March 31, 2012	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3 (b)	Fair Value June 30, 2012	Consolidated Balance Sheet at June 30, 2012 (c)
Assets
Securities available for sale
Residential mortgage-backed non-agency	$6,121	$20		$(34)	$47			$(267)		$5,887	$(31)
Commercial mortgage-backed non-agency		1						(1)
Asset-backed	752	(1)		17		$(47)		(33)		688	(3)
State and municipal	336	1								337
Other debt	55				3	(3)				55
Total securities available for sale	7,264	21		(17)	50	(50)		(301)		6,967	(34)
Financial derivatives	84	115			1			(82)	$(1)	117	123
Trading securities – Debt	39	2								41	1
Residential mortgage servicing rights	724	(126)					$24	(41)		581	(124)
Commercial mortgage loans held for sale	840	4						(7)		837	(2)
Equity investments
Direct investments	865	20			116	(44)				957	20
Indirect investments	657	37			19	(36)				677	35
Total equity investments	1,522	57			135	(80)				1,634	55
Loans	6				1					7
Other assets
BlackRock Series C Preferred Stock	241	(41)								200	(41)
Other	7									7
Total other assets	248	(41)								207	(41)
Total assets	$10,727	$32	(e)	$(17)	$187	$(130)	$24	$(431)	$(1)	$10,391	$(22	) (f)
Total liabilities (d)	$334	$(56	) (e)			$1		$10		$289	$(40	) (f)

The PNC Financial Services Group, Inc. – Form 10-Q    121

Six Months Ended June 30, 2013

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2012	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2013	Consolidated Balance Sheet at June 30, 2013 (c)
Assets
Securities available for sale
Residential mortgage-backed non-agency	$6,107	$90		$39				$(525)			$5,711	$(10)
Commercial mortgage-backed non-agency		3						(3)
Asset-backed	708	4		29				(69)			672	(4)
State and municipal	339	1			$4			(13)			331
Other debt	48				2	$(2)					48
Total securities available for sale	7,202	98		68	6	(2)		(610)			6,762	(14)
Financial derivatives	106	153			2			(208)		$(2)	51	113
Residential mortgage loans held for sale	27	1			49	(1)		1	$6	(53)	30	1
Trading securities – Debt	32										32
Residential mortgage servicing rights	650	286			64		$80	(105)			975	279
Commercial mortgage loans held for sale	772	(12)				(102)		(23)			635	(13)
Equity investments
Direct investments	1,171	34			63	(153)					1,115	14
Indirect investments	642	33			10	(62)					623	33
Total equity investments	1,813	67			73	(215)					1,738	47
Loans	134	21						115	57	(16)	311	17
Other assets
BlackRock Series C Preferred Stock	243	60						(33)			270	60
Other	9			(1)							8
Total other assets	252	60		(1)				(33)			278	60
Total assets	$10,988	$674	(e)	$67	$194	$(320)	$80	$(863)	$63	$(71)	$10,812	$490 (f)
Liabilities
Financial derivatives (d)	376	160				1		(154)			383	77
Other borrowed funds		3						192			195
Total liabilities	$376	$163	(e)			$1		$38			$578	$77 (f)

122    The PNC Financial Services Group, Inc. – Form 10-Q

Six Months Ended June 30, 2012

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2012 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2011	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2012
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,557	$11	$486	$47	$(163)		$(509)	$458		$5,887	$(63)
Commercial mortgage backed non-agency		2					(2)
Asset-backed	787	(7)	59		(87)		(64)			688	(8)
State and municipal	336		3				(2)			337
Other debt	49	(1)	1	9	(3)					55	(1)
Total securities available for sale	6,729	5	549	56	(253)		(577)	458		6,967	(72)
Financial derivatives	67	195		4			(150)	3	$(2)	117	176
Trading securities – Debt	39	3					(1)			41	2
Residential mortgage servicing rights	647	(106)		64		$53	(77)			581	(104)
Commercial mortgage loans held for sale	843	(2)			(4)					837	(4)
Equity investments
Direct investments	856	42		159	(100)					957	41
Indirect investments	648	68		30	(69)					677	65
Total equity investments	1,504	110		189	(169)					1,634	106
Loans	5			2						7
Other assets
BlackRock Series C
Preferred Stock	210	(10)								200	(10)
Other	7									7
Total other assets	217	(10)								207	(10)
Total assets	$10,051	$195 (e)	$549	$315	$(426)	$53	$(805)	$461	$(2)	$10,391	$94 (f)
Total liabilities (d)	$308	$21 (e)			$1		$(40)	$1	$(2)	$289	$(8) (f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Financial derivatives, which include swaps entered into in connection with sales of certain Visa Class B common shares.
(e)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $273 million for the second quarter of 2013, while for the first six months of 2013 there were $511 million of net gains (realized and unrealized) included in earnings. The comparative amounts included net gains (realized and unrealized) of $88 million for second quarter 2012 and net gains (realized and unrealized) of $174 million for the first six months of 2012. These amounts also included amortization and accretion of $54 million for the second quarter of 2013 and $111 million for the first six months of 2013. The comparative amounts were $54 million for the second quarter of 2012 and $86 million for the first six months of 2012. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement, and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $256 million for the second quarter of 2013, while for the first six months of 2013 there were $413 million of net unrealized gains. The comparative amounts included net unrealized gains of $18 million for the second quarter of 2012 and net unrealized gains of $102 million for the first six months of 2012. These amounts were included in Noninterest income on the Consolidated Income Statement.

The PNC Financial Services Group, Inc. – Form 10-Q    123

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the first six months of 2013, there were transfers of residential mortgage loans held for sale and loans from Level 2 to Level 3 of $6 million and $11 million, respectively, as a result of reduced market activity in the nonperforming residential mortgage sales market which reduced the observability of valuation inputs. Also during 2013, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $7 million and $16 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $46 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during the first six months of 2013 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgages loans held for sale and Transfers into Level 3 loans within Table 90: Reconciliation of Level 3 Assets and Liabilities. In the comparable period of 2012, there were transfers of assets and liabilities from Level 2 to Level 3 of $460 million consisting of mortgage-backed available for sale securities transferred as a result of a ratings downgrade which reduced the observability of valuation inputs.

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 91: Fair Value Measurement – Recurring Quantitative Information

June 30, 2013

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency	$5,711	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-27.0%(5.0%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	0%-22.0%(7.0%)	(a	)
		pricing model (a)	Loss Severity	6.0%-100%(51.0%)	(a	)
			Spread over the benchmark curve (b)	267bps weighted average	(a	)
Asset-backed	672	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-11.0%(4.0%) (a)
		using a discounted cash flow	Constant default rate (CDR)	3.0%-19.0%(10.0%) (a)
		pricing model (a)	Loss Severity	10.0%-100%(73.0%) (a)
			Spread over the benchmark curve (b)	358bps weighted average	(a	)
State and municipal	130	Discounted cash flow	Spread over the benchmark curve (b)	85bps-240bps (101bps)
	201	Consensus pricing (c)	Credit and Liquidity discount	0%-30.0%(8.0%)
Other debt	48	Consensus pricing (c)	Credit and Liquidity discount	7.0%-95.0%(86.0%)
Commercial mortgage loan commitments	37	Discounted cash flow	Spread over the benchmark curve (b) Embedded servicing value	80bps-500bps (153bps) .8%-3.0%(1.1%)
Trading securities - Debt	32	Consensus pricing (c)	Credit and Liquidity discount	0%-20.0%(8.3%)
Residential mortgage loans held for sale	30	Consensus pricing (c)	Cumulative default rate	2.6%-100%(6.8%)
			Loss Severity	0%-86.7%(47.9%)
			Gross discount rate	13.0%-14.0%(13.3%)
Residential mortgage servicing rights	975	Discounted cash flow	Constant prepayment rate (CPR)	3.8%-48.7%(10.1%)
			Spread over the benchmark curve (b)	939bps-1,918bps (1,096bps)
Commercial mortgage loans held for sale	635	Discounted cash flow	Spread over the benchmark curve (b)	460bps-5,160bps (947bps)
Equity investments - Direct investments	1,115	Multiple of adjusted earnings	Multiple of earnings	4.5x-9.5x (7.1x)
Equity investments - Indirect (d)	623	Net asset value	Net asset value
Loans - Residential real estate	178	Consensus pricing (c)	Cumulative default rate	2.6%-100%(85.7%)
			Loss Severity	0%-100%(52.9%)
			Gross discount rate	12.0%
Loans - Home equity	133	Consensus pricing (c)	Credit and Liquidity discount	37.0%-99.0%(69.0%)
BlackRock Series C Preferred Stock	270	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(270)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa	(61)	Discounted cash flow	Estimated conversion factor of
Class B common shares			Class B shares into Class A shares	41.5%
			Estimated growth rate of Visa
			Class A share price	7.6%
Other borrowed funds (e)	(195)	Consensus pricing (c)	Credit and Liquidity discount	0%-99.0%(43.0%)
			Spread over the benchmark curve (b)	58bps
Insignificant Level 3 assets, net of liabilities (f)	(30)

Total Level 3 assets, net of liabilities (g)	$10,234

124    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2012

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency	$6,107	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-30.0%(5.0%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	0%-24.0%(7.0%)	(a	)
		pricing model (a)	Loss Severity	10.0%-95.0%(52.0%)	(a	)
			Spread over the benchmark curve (b)	315bps weighted average	(a	)
Asset-backed	708	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-11.0%(3.0%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	1.0%-25.0%(9.0%)	(a	)
		pricing model (a)	Loss Severity	10.0%-100%(70.0%)	(a	)
			Spread over the benchmark curve (b)	511bps weighted average	(a	)
State and municipal	130	Discounted cash flow	Spread over the benchmark curve (b)	100bps-280bps (119bps)
	209	Consensus pricing (c)	Credit and Liquidity discount	0%-30.0%(8.0%)
Other debt	48	Consensus pricing (c)	Credit and Liquidity discount	7.0%-95.0%(86.0%)
Residential mortgage loan commitments	85	Discounted cash flow	Probability of funding	8.5%-99.0%(71.1%)
			Embedded servicing value	.5%-1.2%(.9%)
Trading securities - Debt	32	Consensus pricing (c)	Credit and Liquidity discount	8.0%-20.0%(12.0%)
Residential mortgage loans held	27	Consensus pricing (c)	Cumulative default rate	2.6%-100%(76.1%)
for sale			Loss Severity	0%-92.7%(55.8%)
			Gross discount rate	14.0%-15.3%(14.9%)
Residential mortgage servicing rights	650	Discounted cash flow	Constant prepayment rate (CPR)	3.9%-57.3%(18.8%)
			Spread over the benchmark curve (b)	939bps-1,929bps (1,115bps)
Commercial mortgage loans held for sale	772	Discounted cash flow	Spread over the benchmark curve (b)	485bps-4,155bps (999bps)
Equity investments - Direct investments	1,171	Multiple of adjusted earnings	Multiple of earnings	4.5x-10.0x (7.1x)
Equity investments - Indirect (d)	642	Net asset value	Net asset value
Loans - Residential real estate	127	Consensus pricing (c)	Cumulative default rate	2.6%-100%(76.3%)
			Loss Severity	0%-99.4%(61.1%)
			Gross discount rate	12.0%-12.5%(12.2%)
Loans - Home equity	7	Consensus pricing (c)	Credit and Liquidity discount	37.0%-97.0%(65.0%)
BlackRock Series C Preferred Stock	243	Consensus pricing (c)	Liquidity discount	22.5%
BlackRock LTIP	(243)	Consensus pricing (c)	Liquidity discount	22.5%
Other derivative contracts	(72)	Discounted cash flow	Credit and Liquidity discount	37.0%-99.0%(46.0%)
			Spread over the benchmark curve (b)	79bps
Swaps related to sales of certain	(43)	Discounted cash flow	Estimated conversion factor of
Visa Class B common shares			Class B shares into Class A shares	41.5%
			Estimated growth rate of Visa Class
			A share price	12.6%
Insignificant Level 3 assets, net of liabilities (f)	12

Total Level 3 assets, net of liabilities (g)	$10,612
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of June 30, 2013 totaling $5,013 million and $642 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model, that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2012 were $5,363 million and $677 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2012 Form 10-K. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of June 30, 2013 of $698 million and $30 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2012 were $744 million and $31 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed since these investments are recorded at their net asset redemption values.
(e)	Relates to a Non-agency securitization that PNC consolidated in the first quarter of 2013.
(f)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes loans and certain financial derivative assets and liabilities and other assets.
(g)	Consisted of total Level 3 assets of $10,812 million and total Level 3 liabilities of $578 million as of June 30, 2013 and $10,988 million and $376 million as of December 31, 2012, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    125

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

Table 92: Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2013	December 31 2012	June 30 2013	June 30 2012	June 30 2013	June 30 2012
Assets
Nonaccrual loans	$83	$158	$(9)	$(42)	$(10)	$(96)
Loans held for sale	209	315	(11)	(1)	(11)	(1)
Equity investments	6	12	(3)		(3)
Commercial mortgage servicing rights	519	191	60	(14)	73	(9)
OREO and foreclosed assets	199	207	(19)	(32)	(33)	(59)
Long-lived assets held for sale	52	24	(12)	(6)	(27)	(13)
Total assets	$1,068	$907	$6	$(95)	$(11)	$(178)
(a)	All Level 3 as of June 30, 2013 and December 31, 2012.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 93: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
June 30, 2013
Assets
Nonaccrual loans (a)	$64	Fair value of collateral	Loss severity	6.3%-85.2%(35.1%)
Loans held for sale	209	Discounted cash flow	Spread over the benchmark curve (b)	80bps-247bps (109bps)
			Embedded servicing value	.8%-3.0%(2.8%)
Equity Investments	6	Discounted cash flow	Market rate of return	6.5%
Commercial mortgage servicing rights	519	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	6.2%-11.7%(6.9%) 6.2%-7.5%(7.1%)
Other (c)	270	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total Assets	$1,068
December 31, 2012
Assets
Nonaccrual loans (a)	$90	Fair value of collateral	Loss severity	4.6%-97.2%(58.1%)
Loans held for sale	315	Discounted cash flow	Spread over the benchmark curve (b) Embedded servicing value	40bps-233bps (86bps) .8%-2.6%(2.0%)
Equity Investments	12	Discounted cash flow	Market rate of return	4.6%-6.5%(5.4%)
Commercial mortgage servicing rights	191	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.1%-20.1%(7.8%) 5.6%-7.8%(7.7%)
Other (c)	299	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total Assets	$907
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	The assumed yield spread over benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Other included nonaccrual loans of $19 million, OREO and foreclosed assets of $199 million and Long-lived assets held for sale of $52 million as of June 30, 2013. Comparably, as of December 31, 2012, Other included nonaccrual loans of $68 million, OREO and foreclosed assets of $207 million and Long-lived assets held for sale of $24 million. The fair value of these assets are determined based on appraised value or sales price, the range of which is not meaningful to disclose.

126    The PNC Financial Services Group, Inc. – Form 10-Q

FINANCIAL ASSETS ACCOUNTED FOR UNDER FAIR VALUE OPTION

For more information regarding assets we elected to measure at fair value under fair value option on our Consolidated Balance Sheet, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2012 Form 10-K.

The following disclosures for financial instruments accounted for at fair value under fair value option have been updated for the first six months of 2013 as PNC consolidated a Non-agency securitization resulting in an incremental $125 million of home equity lines of credit and $195 million of other borrowed funds, of which $70 million had previously been recorded in our financial statements.

Residential Mortgage Loans – Portfolio

Interest income on the Home Equity Lines of Credit for which we have elected the fair value option during first quarter 2013 is reported on the Consolidated Income Statement in Loan interest income.

Other Borrowed Funds

Interest expense on the Other borrowed funds for which we have elected the fair value option during first quarter 2013 is reported on the Consolidated Income Statement in Borrowed funds interest expense.

The changes in fair value included in Noninterest income for items for which we elected the fair value option are included in the table below.

Table 94: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2013	June 30 2012	June 30 2013	June 30 2012
Assets
Customer resale agreements	$(3)	$(2)	$(5)	$(6)
Residential mortgage-backed agency securities with embedded derivatives (b)		(1)		13
Trading loans	1		2
Commercial mortgage loans held for sale	(13)	4	(12)	(2)
Residential mortgage loans held for sale	(48)	(287)	66	(200)
Residential mortgage loans – portfolio	13	(9)	19	(26)
BlackRock Series C Preferred Stock		(41)	60	(10)
Liabilities
Other borrowed funds	(3)		(3)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	These residential mortgage-backed agency securities with embedded derivatives were carried as Trading securities.

The PNC Financial Services Group, Inc. – Form 10-Q    127

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 95: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2013
Assets
Customer resale agreements	$210	$196	$14
Trading loans	21	22	(1)
Residential mortgage loans held for sale
Performing loans	2,200	2,196	4
Accruing loans 90 days or more past due	5	4	1
Nonaccrual loans	41	67	(26)
Total	2,246	2,267	(21)
Commercial mortgage loans held for sale (a)
Performing loans	632	739	(107)
Nonaccrual loans	3	7	(4)
Total	635	746	(111)
Residential mortgage loans – portfolio
Performing loans	179	282	(103)
Accruing loans 90 days or more past due (b)	331	535	(204)
Nonaccrual loans	301	530	(229)
Total	811	1,347	(536)
Liabilities
Other borrowed funds (c)	$195	$344	$(149)
December 31, 2012
Assets
Customer resale agreements	$256	$237	$19
Trading loans	76	76
Residential mortgage loans held for sale
Performing loans	2,072	1,971	101
Accruing loans 90 days or more past due	8	14	(6)
Nonaccrual loans	16	36	(20)
Total	2,096	2,021	75
Commercial mortgage loans held for sale (a)
Performing loans	766	889	(123)
Nonaccrual loans	6	12	(6)
Total	772	901	(129)
Residential mortgage loans – portfolio
Performing loans	58	116	(58)
Accruing loans 90 days or more past due (b)	116	141	(25)
Nonaccrual loans	70	207	(137)
Total	$244	$464	$(220)
(a)	There were no accruing loans 90 days or more past due within this category at June 30, 2013 or December 31, 2012.
(b)	The majority of these loans are government insured loans, which positively impacts the fair value.
(c)	Related to a Non-agency securitization that PNC consolidated in the first quarter of 2013.

128    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides additional information regarding the fair value and classification within the fair value hierarchy of financial instruments.

Table 96: Additional Fair Value Information Related to Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
June 30, 2013
Assets
Cash and due from banks	$4,051	$4,051	$4,051
Short-term assets	6,454	6,454		$6,454
Trading securities	2,109	2,109	1,296	781	$32
Investment securities	57,449	57,648	2,016	48,848	6,784
Trading loans	21	21		21
Loans held for sale	3,814	3,819		2,216	1,603
Net loans (excludes leases)	178,656	180,811		500	180,311
Other assets	4,168	4,168	330	1,822	2,016
Mortgage servicing rights	1,500	1,505			1,505
Financial derivatives
Designated as hedging instruments under GAAP	1,380	1,380		1,380
Not designated as hedging instruments under GAAP	5,205	5,205	27	5,127	51
Total Assets	$264,807	$267,171	$7,720	$67,149	$192,302
Liabilities
Demand, savings and money market deposits	$186,645	$186,645		$186,645
Time deposits	25,634	25,694		25,694
Borrowed funds	40,109	40,855	$929	38,695	$1,231
Financial derivatives
Designated as hedging instruments under GAAP	329	329		329
Not designated as hedging instruments under GAAP	5,001	5,001	12	4,606	383
Unfunded loan commitments and letters of credit	225	225			225
Total Liabilities	$257,943	$258,749	$941	$255,969	$1,839
December 31, 2012
Assets
Cash and due from banks	$5,220	$5,220	$5,220
Short-term assets	6,495	6,495		$6,495
Trading securities	2,096	2,096	1,104	960	$32
Investment securities	61,406	61,912	2,897	51,789	7,226
Trading loans	76	76		76
Loans held for sale	3,693	3,697		2,069	1,628
Net loans (excludes leases)	174,575	177,215		110	177,105
Other assets	4,265	4,265	283	1,917	2,065
Mortgage servicing rights	1,070	1,077			1,077
Financial derivatives
Designated as hedging instruments under GAAP	1,872	1,872		1,872
Not designated as hedging instruments under GAAP	6,696	6,696	5	6,585	106
Total Assets	$267,464	$270,621	$9,509	$71,873	$189,239
Liabilities
Demand, savings and money market deposits	$187,051	$187,051		$187,051
Time deposits	26,091	26,347		26,347
Borrowed funds	40,907	42,329	$731	40,505	$1,093
Financial derivatives
Designated as hedging instruments under GAAP	152	152		152
Not designated as hedging instruments under GAAP	6,458	6,458	1	6,081	376
Unfunded loan commitments and letters of credit	231	231			231
Total Liabilities	$260,890	$262,568	$732	$260,136	$1,700

The PNC Financial Services Group, Inc. – Form 10-Q    129

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

The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $1.6 billion at June 30, 2013 and $1.7 billion at December 31, 2012, which approximates fair value at each date.

NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during the first six months of 2013 follow:

Table 97: Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
December 31, 2012	$5,794	$3,214	$64	$9,072
Other	2	1		3
June 30, 2013	$5,796	$3,215	$64	$9,075
(a)	The Residential Mortgage Banking and Non-Strategic Assets Portfolio business segments do not have any goodwill allocated to them as of June 30, 2013 and December 31, 2012.

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Table 98: Other Intangible Assets

In millions	June 30 2013	December 31 2012
Customer-related and other intangibles
Gross carrying amount	$1,676	$1,676
Accumulated amortization	(1,024)	(950)
Net carrying amount	$652	$726
Mortgage and other loan servicing rights
Gross carrying amount	$2,456	$2,071
Valuation allowance	(103)	(176)
Accumulated amortization	(852)	(824)
Net carrying amount (a)	$1,501	$1,071
Total	$2,153	$1,797
(a)	Included mortgage servicing rights for other loan portfolios of $1 million at both June 30, 2013 and December 31, 2012, respectively.

Our other intangible assets have finite lives and are amortized primarily on a straight-line basis. Core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from 1 year to 11 years, with a weighted-average remaining useful life of 8 years.

130    The PNC Financial Services Group, Inc. – Form 10-Q

Amortization expense on existing intangible assets follows:

Table 99: Amortization Expense on Existing Intangible Assets (a)

In millions
Six months ended June 30, 2013	$128
Six months ended June 30, 2012	169
Remainder of 2013	115
2014	202
2015	179
2016	161
2017	140
2018	123
(a)	Amortization expense included amortization of mortgage servicing rights for other loan portfolios of less than $0.5 million for the six months ended June 30, 2013. The amount for the six months ended June 30, 2012 was $1 million.

Changes in customer-related intangible assets during the first six months of 2013 follow:

Table 100: Summary of Changes in Customer-Related Other Intangible Assets

In millions	Customer- Related
December 31, 2012	$726
Amortization	(74)
June 30, 2013	$652

Changes in commercial mortgage servicing rights (MSRs) follow:

Table 101: Commercial Mortgage Servicing Rights

In millions	2013	2012
Commercial Mortgage Servicing Rights – Net Carrying Amount
January 1	$420	$468
Additions (a)	86	25
Amortization expense (b)	(54)	(86)
Change in valuation allowance	73	(9)
June 30	$525	$398
Commercial Mortgage Servicing Rights – Valuation Allowance
January 1	$(176)	$(197)
Provision	(4)	(44)
Recoveries	76	11
Other (b)	1	24
June 30	$(103)	$(206)
(a)	Additions for the first six months of 2013 included $31 million from loans sold with servicing retained and $55 million from purchases of servicing rights from third parties. Comparably, additions for the first six months of 2012 included $18 million from loans sold with servicing retained and $7 million from purchases of servicing rights from third parties.
(b)	Includes a direct write-down of servicing rights of $24 million for the first six months of 2012.

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

Changes in the residential MSRs follow:

Table 102: Residential Mortgage Servicing Rights

In millions	2013	2012
January 1	$650	$647
Additions:
From loans sold with servicing retained	80	53
RBC Bank (USA) acquisition		16
Purchases	64	48
Changes in fair value due to:
Time and payoffs (a)	(105)	(77)
Other (b)	286	(106)
June 30	$975	$581
Unpaid principal balance of loans serviced for others at June 30	$115,740	$116,011
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

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

The PNC Financial Services Group, Inc. – Form 10-Q    131

The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2013 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses internal proprietary models to estimate future commercial mortgage loan prepayments and a third party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 103: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2013	December 31 2012
Fair Value	$530	$427
Weighted-average life (years)	5.5	5.4
Weighted-average constant prepayment rate	6.60%	7.63%
Decline in fair value from 10% adverse change	$10	$8
Decline in fair value from 20% adverse change	$19	$16
Effective discount rate	7.06%	7.70%
Decline in fair value from 10% adverse change	$13	$12
Decline in fair value from 20% adverse change	$27	$23

Table 104: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2013	December 31 2012
Fair value	$975	$650
Weighted-average life (years)	6.9	4.3
Weighted-average constant prepayment rate	10.13%	18.78%
Decline in fair value from 10% adverse change	$38	$45
Decline in fair value from 20% adverse change	$74	$85
Weighted-average option adjusted spread	10.96%	11.15%
Decline in fair value from 10% adverse change	$42	$26
Decline in fair value from 20% adverse change	$80	$49

Fees from mortgage and other loan servicing comprised of contractually specified servicing fees, late fees and ancillary fees follows:

Table 105: Fees from Mortgage and Other Loan Servicing

In millions	2013	2012
Six months ended June 30	$274	$276
Three months ended June 30	137	138

We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset.

Fees from commercial MSRs, residential MSRs and other loan servicing are reported on our Consolidated Income Statement in the line items Corporate services, Residential mortgage, and Consumer services, respectively.

132    The PNC Financial Services Group, Inc. – Form 10-Q

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

On April 23, 2013, we redeemed the $15 million of trust preferred securities issued by the Yardville Capital Trust VI. On May 23, 2013, we redeemed $30 million of trust preferred securities issued by Fidelity Capital Trust III. On June 17, 2013 we redeemed the following trust preferred securities:

•	$15 million issued by Sterling Financial Statutory Trust III,
•	$15 million issued by Sterling Financial Statutory Trust IV,
•	$20 million issued by Sterling Financial Statutory Trust V,
•	$30 million issued by MAF Bancorp Capital Trust I, and
•	$8 million issued by James Monroe Statutory Trust III.

See Note 20 Subsequent Events for additional information on the redemption of $22 million on July 23, 2013 and a planned redemption of $35 million on September 16, 2013 of trust preferred securities.

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

On March 15, 2013, we redeemed $375 million of Fixed-To-Floating Non-cumulative Exchangeable Perpetual Trust Securities (REIT Preferred Securities) issued by PNC Preferred Funding Trust III with a current distribution rate of 8.7%.

The PNC Financial Services Group, Inc. – Form 10-Q    133

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

The components of our net periodic pension and post-retirement benefit cost for the first six months of 2013 and 2012, respectively, were as follows:

Table 106: Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended June 30 In millions	2013	2012	2013	2012	2013	2012
Net periodic cost consists of:
Service cost	$29	$25	$1	$1	$2	$2
Interest cost	43	48	3	4	4	4
Expected return on plan assets	(72)	(71)
Amortization of prior service credit	(2)	(2)			(1)	(1)
Amortization of actuarial losses/(gains)	21	22	2	1		(1)
Net periodic cost/(benefit)	$19	$22	$6	$6	$5	$4

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Six months ended June 30 In millions	2013	2012	2013	2012	2013	2012
Net periodic cost consists of:
Service cost	$57	$51	$2	$2	$3	$3
Interest cost	85	96	6	7	8	8
Expected return on plan assets	(144)	(142)
Amortization of prior service credit	(4)	(4)			(2)	(2)
Amortization of actuarial losses	43	44	4	3
Net periodic cost/(benefit)	$37	$45	$12	$12	$9	$9

STOCK BASED COMPENSATION PLANS

As more fully described in Note 16 Stock Based Compensation Plans in our 2012 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of June 30, 2013, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first six months of 2013 and 2012 was $84 million and $56 million, respectively.

134    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 107: Option Pricing Assumptions

Weighted-average for the six months ended June 30	2013	2012
Risk-free interest rate	.9%	1.1%
Dividend yield	2.5	2.3
Volatility	34.0	35.1
Expected life	6.5 yrs.	5.9 yrs.
Grant-date fair value	$16.35	$16.22

The following table represents the stock option activity for the first six months of 2013.

Table 108: Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2012	14,817	$55.52	747	$681.16	15,564	$85.55
Granted	161	63.87			161	63.87
Exercised	(2,492)	44.84			(2,492)	44.84
Cancelled	(475)	57.64	(19)	462.07	(494)	73.25
Outstanding at June 30, 2013	12,011	$57.76	728	$686.89	12,739	$93.72
Exercisable at June 30, 2013	10,253	$56.84	728	$686.89	10,981	$98.61

During the first six months of 2013, we issued approximately 2 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock primarily for any future stock option exercises.

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

The PNC Financial Services Group, Inc. – Form 10-Q    135

In the following table, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

Table 109: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Share Units	Weighted- Average Grant Date Fair Value
December 31, 2012	1,119	$61.14	3,061	$60.04
Granted	885	63.86	1,123	63.49
Vested/Released	(326)	58.26	(611)	55.07
Forfeited	(20)	59.36	(125)	61.76
June 30, 2013	1,658	$63.18	3,448	$61.98

At June 30, 2013, there was $179 million of unamortized share-based compensation expense related to nonvested equity compensation arrangements granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

LIABILITY AWARDS

We granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of June 30, 2013, there were 829,615 of these cash-payable restricted share units outstanding.

A summary of all nonvested, cash-payable restricted share unit activity follows:

Table 110: Nonvested Cash-Payable Restricted Share Units – Rollforward

In thousands	Nonvested Cash-Payable Restricted Share Units	Aggregate Intrinsic Value
Outstanding at December 31, 2012	920
Granted	485
Vested and Released	(457)
Forfeited	(2)
Outstanding at June 30, 2013	946	$68,944

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

FAIR VALUE HEDGES

We enter into receive-fixed, pay-variable interest rate swaps to hedge changes in the fair value of outstanding fixed-rate debt

136    The PNC Financial Services Group, Inc. – Form 10-Q

and borrowings caused by fluctuations in market interest rates. The specific products hedged may include bank notes, Federal Home Loan Bank borrowings, and senior and subordinated debt. We also enter into pay-fixed, receive-variable interest rate swaps and zero-coupon swaps to hedge changes in the fair value of fixed rate and zero-coupon investment securities caused by fluctuations in market interest rates. The specific products hedged include U.S. Treasury, government agency and other debt securities. For these hedge relationships, we use statistical regression analysis to assess hedge effectiveness at both the inception of the hedge relationship and on an ongoing basis. There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness.

The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $13 million for the first six months of 2013 compared with net losses of $25 million for the first six months of 2012.

CASH FLOW HEDGES

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow June 30, 2013, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $222 million pretax, or $144 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2013. The maximum length of time over which forecasted loan cash flows are hedged is 7 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow June 30, 2013, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $34 million pretax, or $22 million after-tax, as adjustments of yield on investment securities. The maximum length of time we are hedging forecasted purchases is four months. With respect to forecasted sale of securities, there were no amounts in Accumulated other comprehensive income at June 30, 2013.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first six months of 2013 and 2012, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur. The amount of cash flow hedge ineffectiveness recognized in income for the first six months of 2013 and 2012 was not material to PNC’s results of operations.

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

For the first six months of 2013 and 2012, there was no net investment hedge ineffectiveness.

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

The PNC Financial Services Group, Inc. – Form 10-Q    137

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

We offer derivatives to our customers in connection with their risk management needs. These derivatives primarily consist of interest rate swaps, interest rate caps, floors, swaptions and foreign exchange contracts. We primarily manage our market risk exposure from customer transactions by entering into a variety of hedging transactions with third-party dealers. Gains and losses on customer-related derivatives are included in Other noninterest income.

The derivatives portfolio also includes derivatives used for other risk management activities. These derivatives are entered into based on stated risk management objectives and include credit default swaps (CDSs) used to mitigate the risk of economic loss on a portion of our loan exposure. We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. There were no credit default swaps sold as of June 30, 2013 and December 31, 2012. The fair values of these derivatives typically are based on related credit spreads. Gains and losses on the derivatives entered into for other risk management are included in Other noninterest income. CDSs are included in the following derivative tables: Tables 111: Derivatives Total Notional or Contractual Amounts and Fair Values, 117: Credit Default Swaps, 118: Credit Ratings of Credit Default Swaps and 119: Referenced/Underlying Assets of Credit Default Swaps.

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

138    The PNC Financial Services Group, Inc. – Form 10-Q

Table 111: Derivatives Total Notional or Contractual Amounts and Fair Values

	June 30, 2013			December 31, 2012
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges:
Receive fixed swaps (c)	$13,799	$307	$69	$13,428	$504
Forward purchase commitments	3,480	9	38	250	1
Subtotal	$17,279	$316	$107	$13,678	$505
Fair value hedges:
Receive fixed swaps (c)	$13,856	$990	$153	$12,394	$1,365
Pay fixed swaps (c) (d)	1,874	26	69	2,319	2	$144
Subtotal	$15,730	$1,016	$222	$14,713	$1,367	$144
Foreign exchange contracts:
Net investment hedge	848	48		879		8
Total derivatives designated as hedging instruments	$33,857	$1,380	$329	$29,270	$1,872	$152
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$61,792	$1,629	$1,290	$59,607	$2,204	$1,790
Swaptions	6,417	33	24	5,890	209	119
Futures (e)	46,276			49,816
Future options	25,750	25	5	34,350	5	2
Mortgage-backed securities commitments	4,467	17	50	3,429	3	1
Subtotal	$144,702	$1,704	$1,369	$153,092	$2,421	$1,912
Loan sales
Interest rate contracts:
Futures (e)	$485			$702
Bond options	400	$10		900	$3
Mortgage-backed securities commitments	11,279	232	$89	8,033	5	$14
Residential mortgage loan commitments	3,738	11	22	4,092	85
Subtotal	$15,902	$253	$111	$13,727	$93	$14
Subtotal	$160,604	$1,957	$1,480	$166,819	$2,514	$1,926
Derivatives used for commercial mortgage banking activities
Interest rate contracts:
Swaps	$1,054	$22	$49	$1,222	$56	$84
Swaptions	1,050	5	4
Futures (e)	1,279			2,030
Future options	5,200	2	7
Commercial mortgage loan commitments	1,313	37	24	1,259	12	9
Subtotal	$9,896	$66	$84	$4,511	$68	$93
Credit contracts:
Credit default swaps	95	2		95	2
Subtotal	$9,991	$68	$84	$4,606	$70	$93
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$126,963	$2,862	$2,848	$127,567	$3,869	$3,917
Caps/floors – Sold	4,920		7	4,588		1
Caps/floors – Purchased	4,716	22		4,187	21
Swaptions	2,889	61	60	2,285	82	35
Futures (e)	5,344			9,113
Mortgage-backed securities commitments	2,689	24	22	1,736	2	2
Subtotal	$147,521	$2,969	$2,937	$149,476	$3,974	$3,955
Foreign exchange contracts	12,645	209	164	10,737	126	112
Equity contracts				105	1	3
Credit contracts:
Risk participation agreements	3,769	1	4	3,530	5	6
Subtotal	$163,935	$3,179	$3,105	$163,848	$4,106	$4,076
Derivatives used for other risk management activities:
Interest rate contracts:
Swaps	$552			$601	$4
Futures (e)	155			274
Residential mortgage loan commitments	600	$1	$1
Subtotal	$1,307	$1	$1	$875	$4
Foreign exchange contracts	13			17		$3
Equity contracts				8	2	2
Credit contracts:
Credit default swaps				15
Other contracts (f)	941		331	898		358
Subtotal	$2,261	$1	$332	$1,813	$6	$363
Total derivatives not designated as hedging instruments	$336,791	$5,205	$5,001	$337,086	$6,696	$6,458
Total Gross Derivatives	$370,648	$6,585	$5,330	$366,356	$8,568	$6,610

The PNC Financial Services Group, Inc. – Form 10-Q    139

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 48% were based on 1-month LIBOR and 52% on 3-month LIBOR at June 30, 2013 compared with 51% and 49%, respectively, at December 31, 2012.
(d)	Includes zero-coupon swaps.
(e)	Futures contracts settle in cash daily and therefore, no derivative asset or liability is recognized on our Consolidated Balance Sheet.
(f)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares in the second quarter of 2013 and second half of 2012. Refer to Note 9 Fair Value for additional information on the Visa swaps.

OFFSETTING, COUNTERPARTY CREDIT RISK, AND CONTINGENT FEATURES

We utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of various types of derivative instruments with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. In certain cases, minimum thresholds must be exceeded before any collateral is exchanged. Collateral is typically exchanged daily based on the net fair value of the positions with the counterparty as of the preceding day. Any cash collateral exchanged with counterparties under these master netting agreements is also netted against the applicable derivative fair values on the Consolidated Balance Sheet. However, the fair value of any securities held or pledged is not included in the net presentation on the balance sheet. In order for an arrangement to be eligible for netting under GAAP (ASC 210-20), we must obtain the requisite assurance that the offsetting rights included in the master netting agreement would be legally enforceable in the event of bankruptcy, insolvency, or a similar proceeding of such third party. Enforceability is evidenced by obtaining a legal opinion that supports, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy.

The following derivative Table 112: Derivative Assets and Liabilities Offsetting shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of June 30, 2013 and December 31, 2012. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

For further discussion on ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and the impact of other instruments entered into under master netting arrangements, see Note 1 under Recent Accounting Pronouncements in the March 31, 2013 Form 10-Q. Refer to Note 18 Commitments and Guarantees for additional information related to resale and repurchase agreements offsetting.

Table 112: Derivative Assets and Liabilities Offsetting

June 30, 2013 In millions	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$6,325	$3,534	$635	$2,156		$233	$1,923
Foreign exchange contracts	257	146	23	88			88
Credit contracts	3	3
Total derivative assets	$6,585	$3,683	$658	$2,244	(a)	$233	$2,011

June 30, 2013 In millions	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$4,831	$3,625	$573	$633		$–	$633
Foreign exchange contracts	164	55	9	100			100
Credit contracts	4	3		1			1
Other contracts	331			331			331
Total derivative liabilities	$5,330	$3,683	$582	$1,065	(b)	$–	$1,065

140    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2012 In millions	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$8,432	$5,041	$1,024	$2,367		$135	$2,232
Foreign exchange contracts	126	61	7	58			58
Equity contracts	3	3
Credit contracts	7	2		5			5
Total derivative assets	$8,568	$5,107	$1,031	$2,430	(a)	$135	$2,295

December 31, 2012 In millions	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$6,118	$5,060	$908	$150		$18	$132
Foreign exchange contracts	123	47	6	70			70
Equity contracts	5			5			5
Credit contracts	6			6			6
Other contracts	358			358			358
Total derivative liabilities	$6,610	$5,107	$914	$589	(b)	$18	$571
(a)	Represents the net amount of derivative assets included in Other Assets on our Consolidated Balance Sheet.
(b)	Represents the net amount of derivative liabilities included in Other Liabilities on our Consolidated Balance Sheet.

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

At June 30, 2013, we held cash, U.S. government securities and mortgage-backed securities totaling $1.0 billion under master netting and other collateral agreements to collateralize net derivative assets due from counterparties, and we have pledged cash, U.S. government securities and agency mortgage-backed securities totaling $618 million under these agreements to collateralize net derivative liabilities owed to counterparties. These totals may differ from the amounts presented in the preceding offsetting table because they may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair value with the counterparty as of the balance sheet date due to timing or other factors. To the extent not netted against the derivative fair value under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain of the master netting agreements and certain other derivative agreements also contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, we would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2013 was $837 million for which PNC had posted collateral of $617 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2013, would be an additional $220 million.

Our exposure related to risk participations where we sold protection is discussed in the Credit Derivatives section below.

Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives.

GAINS (LOSSES) ON DERIVATIVES

The following tables provide the gains (losses) on derivatives designated as hedging instruments and not designated as hedging instruments under GAAP.

The PNC Financial Services Group, Inc. – Form 10-Q    141

Gains (losses) on derivative instruments and related hedged items follow:

Table 113: Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

Six months ended In millions			June 30, 2013		June 30, 2012
			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	U.S. Treasury and Government Agencies Securities	Investment securities (interest income)	$63	$(66)	$(29)	$26
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	5	(5)	(2)	2
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	(263)	256	8	(24)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	(271)	268	74	(80)
Total			$(466)	$453	$51	$(76)

Three months ended In millions			June 30, 2013		June 30, 2012
			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
	Hedged Items	Location	Amount	Amount	Amount	Amount
Interest rate contracts	U.S. Treasury and Government Agencies Securities	Investment securities (interest income)	$41	$(43)	$(48)	$50
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	3	(3)	(2)	2
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	(195)	190	44	(50)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	(206)	204	127	(128)
Total			$(357)	$348	$121	$(126)

Table 114: Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Six months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Amount	Location	Amount	Location	Amount (a)
June 30, 2013	Interest rate contracts	$(179)	Interest income	$186	Interest income
			Noninterest income	23
June 30, 2012	Interest rate contracts	$207	Interest income	$232	Interest income
			Noninterest income	59

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Amount	Location	Amount	Location	Amount (a)
June 30, 2013	Interest rate contracts	$(193)	Interest income	$80	Interest income
			Noninterest income	8
June 30, 2012	Interest rate contracts	$154	Interest income	$116	Interest income
			Noninterest income	32
(a)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

142    The PNC Financial Services Group, Inc. – Form 10-Q

Table 115: Derivatives Designated in GAAP Hedge Relationships – Net Investment Hedges

Six months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)
June 30, 2013	Foreign exchange contracts	$56
June 30, 2012	Foreign exchange contracts	–

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)
June 30, 2013	Foreign exchange contracts	$(1)
June 30, 2012	Foreign exchange contracts	12

Table 116: Gains (Losses) on Derivatives Not Designated as Hedging Instruments under GAAP

	Three months ended June 30		Six months ended June 30
In millions	2013	2012	2013	2012
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$(172)	$123	$(211)	$206
Loan sales
Interest rate contracts	142	14	176	36
Gains (losses) included in residential mortgage banking activities (a)	$(30)	$137	$(35)	$242
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$1	$19	$7	$21
Credit contracts (c)			(1)	(1)
Gains (losses) from commercial mortgage banking activities	$1	$19	$6	$20
Derivatives used for customer-related activities:
Interest rate contracts	$67	$(9)	$86	$27
Foreign exchange contracts	(2)	39	21	56
Equity contracts		(3)	(3)	(5)
Credit contracts	(2)	(1)	(3)	(2)
Gains (losses) from customer-related activities (c)	$63	$26	$101	$76
Derivatives used for other risk management activities:
Interest rate contracts	$4	$(8)	$4	$(7)
Foreign exchange contracts	2	(1)	2	(1)
Credit contracts				(1)
Other contracts (d)	(18)	44	(77)	(10)
Gains (losses) from other risk management activities (c)	$(12)	$35	$(71)	$(19)
Total gains (losses) from derivatives not designated as hedging instruments	$22	$217	$1	$319
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP, a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate, and the swap entered into in connection with the sale of a portion of Visa Class B common shares.

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

The PNC Financial Services Group, Inc. – Form 10-Q    143

Table 117: Credit Default Swaps (a)

	June 30, 2013			December 31, 2012
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Purchased
Single name	$35		7.8	$50		5.8
Index traded	60	$2	35.7	60	$2	36.1
Total	$95	$2	25.4	$110	$2	22.4
(a)	There were no credit default swaps sold as of June 30, 2013 and December 31, 2012.

The notional amount of these credit default swaps by credit rating follows:

Table 118: Credit Ratings of Credit Default Swaps (a)

Dollars in millions	June 30 2013	December 31 2012
Credit Default Swaps – Purchased
Investment grade (b)	$95	$95
Subinvestment grade (c)		15
Total	$95	$110
(a)	There were no credit default swaps sold as of June 30, 2013 and December 31, 2012.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps follow:

Table 119: Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage-backed securities	Loans
June 30, 2013	37%	63%	0%
December 31, 2012	32%	54%	14%

RISK PARTICIPATION AGREEMENTS

We have sold risk participation agreements with terms ranging from less than 1 year to 24 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

Table 120: Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Fair Value	Weighted-Average Remaining Maturity In Years
June 30, 2013	$2,240	$(4)	6.3
December 31, 2012	$2,053	$(6)	6.6

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Table 121: Internal Credit Ratings of Risk Participation Agreements Sold

	June 30, 2013	December 31, 2012
Pass (a)	98%	99%
Below pass (b)	2%	1%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at June 30, 2013, the exposure from these agreements would be $76 million based on the fair value of the underlying swaps, compared with $143 million at December 31, 2012.

144    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 14 EARNINGS PER SHARE

Table 122: Basic and Diluted Earnings per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2013	2012	2013	2012
Basic
Net income	$1,123	$546	$2,127	$1,357
Less:
Net income (loss) attributable to noncontrolling interests	1	(5)	(8)	1
Preferred stock dividends and discount accretion	53	25	128	64
Dividends and undistributed earnings allocated to nonvested restricted shares	5	1	9	5
Net income attributable to basic common shares	$1,064	$525	$1,998	$1,287
Basic weighted-average common shares outstanding	528	527	527	526
Basic earnings per common share (a)	$2.02	$1.00	$3.79	$2.44
Diluted
Net income attributable to basic common shares	$1,064	$525	$1,998	$1,287
Less: Impact of BlackRock earnings per share dilution	4	4	9	7
Net income attributable to diluted common shares	$1,060	$521	$1,989	$1,280
Basic weighted-average common shares outstanding	528	527	527	526
Dilutive potential common shares (b) (c)	3	3	3	3
Diluted weighted-average common shares outstanding	531	530	530	529
Diluted earnings per common share (a)	$1.99	$.98	$3.76	$2.42
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(b)	Excludes number of stock options considered to be anti-dilutive of 1 million and 5 million for the three months ended June 30, 2013 and June 30, 2012, respectively, and 1 million and 5 million for the six months ended June 30, 2013 and June 30, 2012, respectively.
(c)	Excludes number of warrants considered to be anti-dilutive of 17 million for the three months ended June 30, 2012, and 17 million for the six months ended both June 30, 2013 and June 30, 2012. No warrants were considered to be anti-dilutive for the three months ended June 30, 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    145

NOTE 15 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first six months of 2012 and 2013 follows.

Table 123: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2012	527	$2,683	$1,637	$12,072	$18,253	$(105)	$(487)	$3,193	$37,246
Net income					1,356			1	1,357
Other comprehensive income (loss), net of tax						507			507
Cash dividends declared
Common ($.75 per share)					(396)				(396)
Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Common stock activity (a)		4		26					30
Treasury stock activity	2			46			36		82
Preferred stock issuance – Series P (b)			1,482						1,482
Other				(46)				15	(31)
Balance at June 30, 2012 (c)	529	$2,687	$3,120	$12,098	$19,149	$402	$(451)	$3,209	$40,214
Balance at January 1, 2013	528	$2,690	$3,590	$12,193	$20,265	$834	$(569)	$2,762	$41,765
Net income					2,135			(8)	2,127
Other comprehensive income (loss), net of tax						(789)			(789)
Cash dividends declared
Common ($.84 per share)					(444)				(444)
Preferred					(118)				(118)
Preferred stock discount accretion			3		(3)
Redemption of noncontrolling interests (d)					(7)			(368)	(375)
Common stock activity	1	3		32					35
Treasury stock activity	2			(42)			116		74
Preferred stock redemption – Series L (e)			(150)						(150)
Preferred stock issuance – Series R (f)			496						496
Other (g)				51				(731)	(680)
Balance at June 30, 2013 (c)	531	$2,693	$3,939	$12,234	$21,828	$45	$(453)	$1,655	$41,941
(a)	Common stock activity totaled less than .5 million shares issued.
(b)	15,000 Series P preferred shares with a $1 par value were issued on April 24, 2012.
(c)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(d)	Relates to the redemption of REIT preferred securities in the first quarter of 2013. See Note 11 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities for additional information.
(e)	1,500 Series L preferred shares with a $1 par value were redeemed on April 19, 2013.
(f)	5,000 Series R preferred shares with a $1 par value were issued on May 7, 2013.
(g)	Includes deconsolidation of low income housing tax credit investments in the amount of $675 million as of June 30, 2013. See Note 3 Loan Sale and Servicing Activities and Variable Interest Entities for additional information.

146    The PNC Financial Services Group, Inc. – Form 10-Q

Table 124: Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at March 31, 2012	$1,336	$(490)	$846
Second Quarter 2012 activity
Increase in net unrealized gains (losses) on non-OTTI securities	200	(74)	126
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities in interest income	12	(5)	7
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	30	(11)	19
Net unrealized gains (losses) on non-OTTI securities	158	(58)	100
Balance at June 30, 2012	1,494	(548)	946
Balance at March 31, 2013	1,688	(619)	1,069
Second Quarter 2013 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(729)	264	(465)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities in interest income	11	(4)	7
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	53	(19)	34
Net unrealized gains (losses) on non-OTTI securities	(793)	287	(506)
Balance at June 30, 2013	$895	$(332)	$563
Net unrealized gains (losses) on OTTI securities
Balance at March 31, 2012	$(760)	$279	$(481)
Second Quarter 2012 activity
Increase in net unrealized gains (losses) on OTTI securities	(26)	10	(16)
Less: OTTI losses realized on securities reclassified to noninterest income	(34)	13	(21)
Net unrealized gains (losses) on OTTI securities	8	(3)	5
Balance at June 30, 2012	(752)	276	(476)
Balance at March 31, 2013	(54)	21	(33)
Second Quarter 2013 activity
Increase in net unrealized gains (losses) on OTTI securities	(49)	17	(32)
Less: OTTI losses realized on securities reclassified to noninterest income	(4)	1	(3)
Net unrealized gains (losses) on OTTI securities	(45)	16	(29)
Balance at June 30, 2013	$(99)	$37	$(62)
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at March 31, 2012	$1,041	$(381)	$660
Second Quarter 2012 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	154	(57)	97
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	101	(37)	64
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	15	(6)	9
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	32	(12)	20
Net unrealized gains (losses) on cash flow hedge derivatives	6	(2)	4
Balance at June 30, 2012	1,047	(383)	664
Balance at March 31, 2013	804	(294)	510
Second Quarter 2013 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(193)	71	(122)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	66	(24)	42
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	14	(5)	9
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	8	(3)	5
Net unrealized gains (losses) on cash flow hedge derivatives	(281)	103	(178)
Balance at June 30, 2013	$523	$(191)	$332

The PNC Financial Services Group, Inc. – Form 10-Q    147

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at March 31, 2012	$(1,143)	$419	$(724)
Second Quarter 2012 activity
Net pension and other postretirement benefit plan activity	18	(7)	11
Amortization of actuarial loss (gain) reclassified to other noninterest expense	24	(9)	15
Amortization of prior service cost (credit) reclassified to other noninterest expense	(3)	1	(2)
Total First Quarter 2012 activity	39	(15)	24
Balance at June 30, 2012	(1,104)	404	(700)
Balance at March 31, 2013	(1,180)	432	(748)
Second Quarter 2013 activity
Net pension and other postretirement benefit plan activity	(14)	5	(9)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	24	(9)	15
Amortization of prior service cost (credit) reclassified to other noninterest expense	(3)	1	(2)
Total Second Quarter 2013 activity	7	(3)	4
Balance at June 30, 2013	$(1,173)	$429	$(744)
Other
Balance at March 31, 2012	$(39)	$19	$(20)
Second Quarter 2012 Activity
BlackRock gains (losses)	(27)	17	(10)
Net investment hedge derivatives (b)	12	(4)	8
Foreign currency translation adjustments	(15)	5	(10)
Total Second Quarter 2012 activity	(30)	18	(12)
Balance at June 30, 2012	(69)	37	(32)
Balance at March 31, 2013	(47)	16	(31)
Second Quarter 2013 Activity
BlackRock gains (losses)	(7)	(6)	(13)
Net investment hedge derivatives (b)	(1)		(1)
Foreign currency translation adjustments	1		1
Total Second Quarter 2013 activity	(7)	(6)	(13)
Balance at June 30, 2013	$(54)	$10	$(44)
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.

148    The PNC Financial Services Group, Inc. – Form 10-Q

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at December 31, 2011	$1,098	$(402)	$696
2012 activity
Increase in net unrealized gains (losses) on non-OTTI securities	481	(177)	304
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities in interest income	19	(7)	12
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	66	(24)	42
Net unrealized gains (losses) on non-OTTI securities	396	(146)	250
Balance at June 30, 2012	1,494	(548)	946
Balance at December 31, 2012	1,858	(681)	1,177
2013 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(886)	321	(565)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities in interest income	25	(9)	16
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	52	(19)	33
Net unrealized gains (losses) on non-OTTI securities	(963)	349	(614)
Balance at June 30, 2013	$895	$(332)	$563
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2011	$(1,166)	$428	$(738)
2012 activity
Increase in net unrealized gains (losses) on OTTI securities	336	(123)	213
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(6)	2	(4)
Less: OTTI losses realized on securities reclassified to noninterest income	(72)	27	(45)
Net unrealized gains (losses) on OTTI securities	414	(152)	262
Balance at June 30, 2012	(752)	276	(476)
Balance at December 31, 2012	(195)	72	(123)
2013 activity
Increase in net unrealized gains (losses) on OTTI securities	82	(30)	52
Less: OTTI losses realized on securities reclassified to noninterest income	(14)	5	(9)
Net unrealized gains (losses) on OTTI securities	96	(35)	61
Balance at June 30, 2013	$(99)	$37	$(62)
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2011	$1,131	$(414)	$717
2012 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	207	(76)	131
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	201	(74)	127
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	31	(11)	20
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	59	(22)	37
Net unrealized gains (losses) on cash flow hedge derivatives	(84)	31	(53)
Balance at June 30, 2012	1,047	(383)	664
Balance at December 31, 2012	911	(333)	578
2013 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(179)	66	(113)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	153	(56)	97
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	33	(12)	21
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	23	(8)	15
Net unrealized gains (losses) on cash flow hedge derivatives	(388)	142	(246)
Balance at June 30, 2013	$523	$(191)	$332

The PNC Financial Services Group, Inc. – Form 10-Q    149

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2011	$(1,191)	$436	$(755)
2012 Activity
Net pension and other postretirement benefit plan activity	45	(16)	29
Amortization of actuarial loss (gain) reclassified to other noninterest expense	48	(18)	30
Amortization of prior service cost (credit) reclassified to other noninterest expense	(6)	2	(4)
Total 2012 activity	87	(32)	55
Balance at June 30, 2012	(1,104)	404	(700)
Balance at December 31, 2012	(1,226)	449	(777)
2013 Activity
Net pension and other postretirement benefit plan activity	11	(4)	7
Amortization of actuarial loss (gain) reclassified to other noninterest expense	48	(18)	30
Amortization of prior service cost (credit) reclassified to other noninterest expense	(6)	2	(4)
Total 2013 Activity	53	(20)	33
Balance at June 30, 2013	$(1,173)	$429	$(744)
Other
Balance at December 31, 2011	$(51)	$26	$(25)
2012 Activity
BlackRock gains (losses)	(20)	12	(8)
Foreign currency translation adjustments	2	(1)	1
Total 2012 activity	(18)	11	(7)
Balance at June 30, 2012	(69)	37	(32)
Balance at December 31, 2012	(41)	20	(21)
2013 Activity
BlackRock gains (losses)	(11)	(11)	(22)
Net investment hedge derivatives (b)	56	(21)	35
Foreign currency translation adjustments	(58)	22	(36)
Total 2013 activity	(13)	(10)	(23)
Balance at June 30, 2013	$(54)	$10	$(44)
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.

Table 125: Accumulated Other Comprehensive Income (Loss) Components

	June 30, 2013		December 31, 2012
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains (losses) on non-OTTI securities	$895	$563	$1,858	$1,177
Net unrealized gains (losses) on OTTI securities	(99)	(62)	(195)	(123)
Net unrealized gains (losses) on cash flow hedge derivatives	523	332	911	578
Pension and other postretirement benefit plan adjustments	(1,173)	(744)	(1,226)	(777)
Other	(54)	(44)	(41)	(21)
Accumulated other comprehensive income (loss)	$92	$45	$1,307	$834

150    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 16 INCOME TAXES

The net operating loss carryforwards at June 30, 2013 and December 31, 2012 follow:

Table 126: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	June 30 2013	December 31 2012
Net Operating Loss Carryforwards:
Federal	$1,157	$1,698
State	2,371	2,468
Tax Credit Carryforwards:
Federal	$33	$29
State	4	4
Valuation Allowance:
State	$59	$54

The federal net operating loss carryforwards expire from 2027 to 2032. The state net operating loss carryforwards will expire from 2013 to 2031. The majority of the tax credit carryforwards expire in 2032. All federal and most state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. It is anticipated that the company will be able to fully utilize its carryforwards for federal tax purposes. A valuation allowance has been recorded against certain state carryforwards as reflected above.

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

The Company had unrecognized tax benefits of $109 million at June 30, 2013 and $176 million at December 31, 2012. The decrease results from the company partially resolving certain adjustments relating to legacy National City federal examinations and from resolving various state examinations. At June 30, 2013, $86 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $68 million within the next twelve months.

NOTE 17 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for Disclosed Matters. “Disclosed Matters” includes those matters disclosed in this Note 17 and also those matters disclosed in Note 23 Legal Proceedings in Part II, Item 8 of our 2012 Form 10-K and Note 17 Legal Proceedings in Part I, Item 1 of our Form 10-Q for the quarter ended March 31, 2013 (such prior disclosure referred to as “Prior Disclosure”). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2013, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $400 million. The estimates included in this amount are based on our analysis of currently available information and are subject to the application of significant judgment and a variety of assumptions and uncertainties. As new information is obtained, we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

The PNC Financial Services Group, Inc. – Form 10-Q    151

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

We include in some of the descriptions of individual Disclosed Matters certain quantitative information related to the plaintiff’s claim against us as alleged in the plaintiff’s pleadings or other public filings or otherwise based on publicly available information. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent our estimate of reasonably possible loss or our judgment as to any currently appropriate accrual.

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

The following descriptions update our disclosure of pending legal proceedings provided in our Prior Disclosure.

INTERCHANGE LITIGATION

In the cases that have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO), the court has scheduled a hearing with respect to final court approval for September 2013. Numerous merchants, including some large national merchants, have objected to or requested exclusion (opted out) from the proposed class settlements, and some of those opting out have filed complaints in the U.S. District Courts for the Southern and Eastern Districts of New York against Visa, MasterCard and, in some instances, one or more of the other issuing banks.

CBNV MORTGAGE LITIGATION

MDL Proceedings in Pennsylvania. In June 2013, the court in the multidistrict litigation proceeding (MDL) in the United States District Court for the Western District of Pennsylvania under the caption In re: Community Bank of Northern Virginia Lending Practices Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674) granted in part and denied in part the motion, dismissing the claims of any plaintiff whose loan did not originate or was not assigned to our predecessor, Community Bank of Northern Virginia (CBNV), narrowing the scope of the Real Estate Settlement Procedures Act (RESPA) claim, and dismissing several of the named plaintiffs for lack of standing. The court also dismissed the claims against the other lender defendant on jurisdictional grounds. The limitation of the potential class to CBNV borrowers reduces its size to approximately 22,500. Also in June 2013, the plaintiffs filed a motion for class certification, which was granted in July 2013.

OVERDRAFT LITIGATION

In August 2013, the United States District Court for the Southern District of Florida (the “MDL Court”) granted final approval to the settlement described below of the three pending lawsuits naming PNC Bank that had been consolidated for pre-trial proceedings in the MDL Court (together with one other case naming National City Bank, two cases naming RBC Bank (USA), and similar lawsuits against numerous other banks) under the caption In re Checking Account Overdraft Litigation (MDL No. 2036, Case No. 1:09-MD-02036-JLK ). PNC Bank had reached an agreement to settle these cases for $90 million in June 2012.

The complaints in these three lawsuits alleged that PNC Bank engaged in unlawful practices in assessing overdraft fees arising from electronic point-of-sale and ATM debits. The principal practice challenged in these lawsuits is PNC Bank’s purportedly common policy of posting debit transactions on a daily basis from highest amount to lowest amount, thereby allegedly inflating the number of overdraft fees assessed. Other practices challenged include the failure to decline to honor debit card transactions where the account has insufficient funds to cover the transactions.

In the consolidated amended complaint against PNC Bank in the MDL Court, the plaintiffs asserted claims for breach of the covenant of good faith and fair dealing; unconscionability; conversion; unjust enrichment; and violation of the consumer protection statutes of Pennsylvania, Illinois and New Jersey.

The cases against PNC Bank in the MDL Court sought to certify multi-state classes of customers for the common law claims described below (covering all states in which PNC Bank had retail branch operations during the class periods), and subclasses of PNC Bank customers with accounts in Pennsylvania and New Jersey branches, with each subclass being asserted for purposes of claims under those states’ consumer protection statutes. No class periods were stated in any of the complaints, other than for the applicable statutes of limitations, which vary by state and claim.

PNC Bank’s motion to dismiss a consolidated amended complaint with respect to the cases pending against it in the MDL Court was denied in March 2011. In December 2011, the plaintiffs in cases pending against PNC Bank in the MDL Court moved for class certification, which was granted in May 2012.

The lawsuits pending against RBC Bank (USA) consolidated in the MDL Court as well as another lawsuit making similar allegations against PNC Bank, as described in Prior Disclosure, remain pending.

152    The PNC Financial Services Group, Inc. – Form 10-Q

CAPTIVE MORTGAGE REINSURANCE LITIGATION

In June 2013, the United States District Court for the Eastern District of Pennsylvania, in White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928), dismissed, without prejudice, the amended complaint on statute of limitations grounds. A second amended complaint, in response to the court’s dismissal order, was filed in July 2013. We filed a motion to dismiss the second amended complaint, also in July 2013. The court has not yet ruled on this motion.

RESIDENTIAL MORTGAGE-BACKED SECURITIES INDEMNIFICATION DEMANDS

The parties have settled several of the cases with respect to which we have received indemnification demands. There has not been any determination that the parties seeking indemnification have any liability to the plaintiffs in the other lawsuits and the amount, if any, for which we are responsible in the settled cases has not been determined.

LENDER PLACED INSURANCE LITIGATION

In June 2013, a lawsuit (Lauren v. PNC Bank, N.A., et al., Case No. 2:13-cv-00762-TFM) was filed in the United States District Court for the Western District of Pennsylvania against PNC Bank and a provider of property and casualty insurance to PNC for certain residential mortgages. This lawsuit, which was brought as a class action, alleges, with respect to PNC Bank, that it breached alleged contractual (including the implied covenant of good faith and fair dealing) and fiduciary duties to residential mortgage borrowers, and, as to Ohio borrowers, violated the Ohio Consumer Sales Practice Act in connection with the administration of PNC Bank’s program for placement of insurance for borrowers who fail to obtain certain insurance coverages required by the terms of their mortgages. The plaintiff alleges, among other things, that defendants placed insurance in unnecessary and excessive amounts and that PNC Bank improperly profited from these arrangements by means of the payment of commissions to PNC Bank and by reinsurance arrangements between PNC Bank and the insurance provider. The plaintiff seeks to certify a nationwide class and an Ohio sub-class (for the Ohio statutory claim) of all persons who, during applicable periods, have or had a residential mortgage loan or line of credit with PNC Bank, and had hazard insurance placed upon the secured property by PNC Bank. The plaintiff seeks, among other things, damages, restitution or disgorgement of profits improperly obtained, injunctive relief, interest, and attorneys’ fees.

PATENT INFRINGEMENT LITIGATION

In June 2013, a lawsuit (Intellectual Ventures I LLC & Intellectual Ventures II LLC v. PNC Financial Services Group, Inc., and PNC Bank NA, Case No. 2:13-cv-00740-AJS) was filed in the United States District Court for the Western District of Pennsylvania against PNC and PNC Bank for patent infringement. The plaintiffs allege that multiple systems by which PNC and PNC Bank provide online banking services and other services via electronic means infringe five patents owned by the plaintiffs. The plaintiffs seek, among other things, a declaration that PNC and PNC Bank are infringing each of the patents, damages for past and future infringement, and attorneys’ fees.

OTHER REGULATORY AND GOVERNMENTAL INQUIRIES

PNC is the subject of investigations, audits and other forms of regulatory and governmental inquiry covering a broad range of issues in our banking, securities and other financial services businesses, in some cases as part of reviews of specified activities at multiple industry participants. Over the last few years, we have experienced an increase in regulatory and governmental investigations, audits and other inquiries. Areas of current regulatory or governmental inquiry with respect to PNC include consumer financial protection, fair lending, mortgage origination and servicing, mortgage-related insurance and reinsurance, sales by third party providers of voluntary identity protection services to PNC customers, municipal finance activities, and participation in government insurance or guarantee programs, some of which are described below and in Prior Disclosure. These inquiries, including those described below and in Prior Disclosure, may lead to administrative, civil or criminal proceedings, and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs.

•

PNC has received a subpoena from the U.S. Attorney’s Office for the Southern District of New York seeking information regarding claims for foreclosure expenses that are incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac. This inquiry is in its early stage, and PNC is cooperating with the investigation.

•

The Department of Justice, Civil Rights Division, and the Consumer Financial Protection Bureau are jointly investigating whether mortgage loan pricing by National City and PNC had a disparate impact on protected classes. In June 2013, PNC was advised by the CFPB that it had authorized settlement negotiations with PNC, as successor to National City Corporation, and by the Department of Justice that it had authorized the filing of a civil complaint against PNC, also as successor to National City. PNC continues to cooperate with the agencies’ investigation.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described in this Note 17 and in Prior Disclosure.

OTHER

In addition to the proceedings or other matters described above and in Prior Disclosure, PNC and persons to whom we may have indemnification obligations, in the normal course of

The PNC Financial Services Group, Inc. – Form 10-Q    153

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

NOTE 18 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at June 30, 2013 included private equity investments of $171 million.

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

Table 127: Net Outstanding Standby Letters of Credit

Dollars in billions	June 30 2013	December 31 2012
Net outstanding standby letters of credit (a)	$10.9	$11.5
Internal credit ratings (as a percentage of portfolio):
Pass (b)	96%	95%
Below pass (c)	4%	5%
(a)	The amounts above exclude participations in standby letters of credit of $3.2 billion to other financial institutions as of June 30, 2013 and December 31, 2012. The amounts above also include $6.8 billion and $7.5 billion which support remarketing programs at June 30, 2013 and December 31, 2012, respectively.
(b)	Indicates that expected risk of loss is currently low.
(c)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon the request of the guaranteed party, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2013 had terms ranging from less than 1 year to 7 years.

As of June 30, 2013, assets of $2.4 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $215 million at June 30, 2013.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At June 30, 2013, the aggregate of our commitments under these facilities was $556 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At June 30, 2013, our total commitments under these facilities were $145 million.

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

154    The PNC Financial Services Group, Inc. – Form 10-Q

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first six months of 2013. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

VISA INDEMNIFICATION

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (Visa). Our 2012 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation. This information was updated in Note 23 Legal Proceedings in our 2012 Form 10-K and in Note 17 Legal Proceedings in this Report. Additionally, we continue to have an obligation to indemnify Visa for judgments and settlements for the remaining specified litigation.

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

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At June 30, 2013 and December 31, 2012, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.7 billion and $12.8 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.9 billion at both June 30, 2013 and December 31, 2012.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $37 million and $43 million as of June 30, 2013 and December 31, 2012, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. The comparable reserve as of June 30, 2012 was $48 million. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Table 128: Analysis of Commercial Mortgage Recourse Obligations

In millions	2013	2012
January 1	$43	$47
Reserve adjustments, net	(6)	5
Losses – loan repurchases and settlements		(4)
June 30	$37	$48

The PNC Financial Services Group, Inc. – Form 10-Q    155

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At June 30, 2013 and December 31, 2012, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $547 million and $672 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during the first six months of 2013 and 2012 follows:

Table 129: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

		2013			2012
In millions	Residential Mortgages (a)	Home Equity Loans/Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/Lines (b)	Total
January 1	$614	$58	$672	$83	$47	$130
Reserve adjustments, net	4	(3)	1	32	12	44
RBC Bank (USA) acquisition				26		26
Losses – loan repurchases and settlements	(96)	(30)	(126)	(40)	(8)	(48)
March 31	$522	$25	$547	$101	$51	$152
Reserve adjustments, net	73	1	74	438	15	453
Losses – loan repurchases and settlements	(72)	(2)	(74)	(77)	(5)	(82)
June 30	$523	$24	$547	$462	$61	$523
(a)	Repurchase obligation associated with sold loan portfolios of $114.4 billion and $115.7 billion at June 30, 2013 and June 30, 2012, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $3.8 billion and $4.4 billion at June 30, 2013 and June 30, 2012, respectively. PNC is no longer engaged in the brokered home equity business, which was acquired with National City.

Management believes our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of June 30, 2013 and 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices and other economic conditions. At June 30, 2013, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $355 million for our portfolio of residential mortgage loans sold. At June 30, 2013, the reasonably

156    The PNC Financial Services Group, Inc. – Form 10-Q

possible loss above our accrual for our portfolio of home equity loans/lines sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

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

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard and borrower and lender paid mortgage insurance with an aggregate maximum exposure up to the specified limits for all reinsurance contracts as follows:

Table 130: Reinsurance Agreements Exposure (a)

In millions	June 30 2013	December 31 2012
Accidental Death & Dismemberment	$1,973	$2,049
Credit Life, Accident & Health	674	795
Lender Placed Hazard (b)	2,901	2,774
Borrower and Lender Paid Mortgage Insurance	183	228
Maximum Exposure	$5,731	$5,846
Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	3%	3%
Quota Share	97%	97%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$673	$794
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur, PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.

A rollforward of the reinsurance reserves for probable losses for the first six months of 2013 and 2012 follows:

Table 131: Reinsurance Reserves – Rollforward

In millions	2013	2012
January 1	$61	$82
Paid Losses	(21)	(35)
Net Provision	8	23
June 30	$48	$70

There were no changes to the terms of existing agreements, nor were any new relationships entered into or existing relationships exited.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At June 30, 2013, the reasonably possible loss above our accrual was not material.

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

Repurchase and resale agreements are typically entered into with counterparties under industry standard master netting agreements which provide for the right to setoff amounts owed one another with respect to multiple repurchase and resale agreements under such master netting agreement (referred to as netting arrangements) and liquidate the purchased or borrowed securities in the event of counterparty default. In order for an arrangement to be eligible for netting under GAAP (ASC 210-20), we must obtain the requisite assurance that the offsetting rights included in the master netting agreement would be legally enforceable in the event of bankruptcy, insolvency, or a similar proceeding of such third party. Enforceability is evidenced by obtaining a legal opinion that supports, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy.

In accordance with the disclosure requirements of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, Table 132: Resale and Repurchase Agreements Offsetting shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 132: Resale and Repurchase Agreements Offsetting. The amounts reported in Table 132 exclude the fair value adjustment on the structured resale agreements of $14 million and $19 million at June 30, 2013 and December 31, 2012, respectively, that we have elected to account for at fair value.

The PNC Financial Services Group, Inc. – Form 10-Q    157

Refer to Note 9 Fair Value for additional information regarding the structured resale agreements at fair value.

For further discussion on ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and the impact of other instruments entered into under master netting arrangements, see Note 1 under Recent Accounting Pronouncements in the March 31, 2013 Form 10-Q. Refer to Note 13 Financial Derivatives for additional information related to offsetting of financial derivatives.

Table 132: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale Agreements (a) (b)	Securities Collateral Held Under Master Netting Agreements (c)	Net Amounts (b)
Resale Agreements
June 30, 2013	$1,089		$1,089	$999	$90
December 31, 2012	975		975	884	91

In millions	Gross Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Repurchase Agreements (d) (e)	Securities Collateral Pledged Under Master Netting Agreements (c)	Net Amounts (e)
Repurchase Agreements
June 30, 2013	$3,237		$3,237	$2,355	$882
December 31, 2012	3,215		3,215	2,168	1,047
(a)	Represents the resale agreement amount included in Federal funds sold and resale agreements on our Consolidated Balance Sheet and the related accrued interest income in the amount of $1 million at both June 30, 2013 and December 31, 2012, respectively, which is included in Other Assets on the Consolidated Balance Sheet.
(b)	These amounts include certain long term resale agreements of $89 million at both June 30, 2013 and December 31, 2012, respectively, which are fully collateralized but do not have the benefits of a netting opinion and therefore might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(c)	In accordance with the requirements of ASU 2011-11, represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(d)	Represents the repurchase agreement amount included in Federal funds purchased and repurchase agreements on our Consolidated Balance Sheet and the related accrued interest expense in the amount of less than $1 million at both June 30, 2013 and December 31, 2012, which is included in Other Liabilities on the Consolidated Balance Sheet.
(e)	These amounts include overnight repurchase agreements of $832 million and $997 million at June 30, 2013 and December 31, 2012, respectively, entered into with municipalities, pension plans, and certain trusts and insurance companies as well as certain long term repurchase agreements of $50 million at both June 30, 2013 and December 31, 2012, which are fully collateralized but do not have the benefits of a netting opinion and therefore might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.

NOTE 19 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

158    The PNC Financial Services Group, Inc. – Form 10-Q

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

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publically traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At June 30, 2013, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $125 million and $113 million during the first six months of 2013 and 2012, respectively.

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and a small commercial loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

The PNC Financial Services Group, Inc. – Form 10-Q    159

Table 133: Results Of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2013
Income Statement
Net interest income	$1,012	$912	$70	$51		$164	$49	$2,258
Noninterest income	542	477	184	177	$149	11	266	1,806
Total revenue	1,554	1,389	254	228	149	175	315	4,064
Provision for credit losses (benefit)	148	(40)	1	4		39	5	157
Depreciation and amortization	45	32	11	3			86	177
Other noninterest expense	1,111	467	184	189		41	266	2,258
Income (loss) before income taxes and noncontrolling interests	250	930	58	32	149	95	(42)	1,472
Income taxes (benefit)	92	318	22	12	37	35	(167)	349
Net income	$158	$612	$36	$20	$112	$60	$125	$1,123
Inter-segment revenue	$2	$5	$3	$2	$4	$(3)	$(13)
Average Assets (a)	$74,516	$112,207	$7,289	$10,407	$5,982	$10,290	$81,336	$302,027
2012
Income Statement
Net interest income	$1,114	$1,059	$75	$53		$221	$4	$2,526
Noninterest income	437	354	165	(162)	$111	2	190	1,097
Total revenue	1,551	1,413	240	(109)	111	223	194	3,623
Provision for credit losses (benefit)	165	33	(1)	(2)		50	11	256
Depreciation and amortization	48	34	10	2			83	177
Other noninterest expense	1,123	462	171	228		67	420	2,471
Income (loss) before income taxes and noncontrolling interests	215	884	60	(337)	111	106	(320)	719
Income taxes (benefit)	79	307	22	(124)	23	39	(173)	173
Net income (loss)	$136	$577	$38	$(213)	$88	$67	$(147)	$546
Inter-segment revenue		$9	$3	$2	$4	$(3)	$(15)
Average Assets (a)	$73,093	$102,835	$6,659	$11,501	$5,597	$12,690	$83,776	$296,151

160    The PNC Financial Services Group, Inc. – Form 10-Q

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2013
Income Statement
Net interest income	$2,061	$1,838	$143	$99		$367	$139	$4,647
Noninterest income	976	862	366	420	$287	27	434	3,372
Total revenue	3,037	2,700	509	519	287	394	573	8,019
Provision for credit losses (benefit)	310	(26)	6	24		81	(2)	393
Depreciation and amortization	92	64	21	6			169	352
Other noninterest expense	2,195	915	357	386		93	532	4,478
Income (loss) before income taxes and noncontrolling interests	440	1,747	125	103	287	220	(126)	2,796
Income taxes (benefit)	162	594	46	38	67	81	(319)	669
Net income	$278	$1,153	$79	$65	$220	$139	$193	$2,127
Inter-segment revenue	$2	$11	$6	$3	$8	$(5)	$(25)
Average Assets (a)	$74,317	$111,941	$7,210	$10,604	$5,982	$10,511	$82,167	$302,732
2012
Income Statement
Net interest income	$2,158	$1,975	$150	$104		$438	$(8)	$4,817
Noninterest income	828	682	333	80	$227	(17)	405	2,538
Total revenue	2,986	2,657	483	184	227	421	397	7,355
Provision for credit losses (benefit)	300	52	9	(9)		68	21	441
Depreciation and amortization	94	67	20	5			158	344
Other noninterest expense	2,146	892	337	428		135	821	4,759
Income (loss) before income taxes and noncontrolling interests	446	1,646	117	(240)	227	218	(603)	1,811
Income taxes (benefit)	163	574	43	(88)	49	80	(367)	454
Net income (loss)	$283	$1,072	$74	$(152)	$178	$138	$(236)	$1,357
Inter-segment revenue		$18	$6	$4	$7	$(5)	$(30)
Average Assets (a)	$71,420	$97,866	$6,613	$11,745	$5,597	$12,407	$83,199	$288,847
(a)	Period-end balances for BlackRock.

NOTE 20 SUBSEQUENT EVENTS

On July 23, 2013, we completed the redemption of the $22 million of trust preferred securities issued by Fidelity Capital Trust II, originally called on June 7, 2013.

On July 25, 2013, PNC Bank issued $750 million of subordinated notes with a maturity date of July 25, 2023. Interest is payable semi-annually at a fixed rate of 3.80% on January 25 and July 25 of each year, beginning on January 25, 2014.

On August 1, 2013, we called for redemption, to be completed on September 16, 2013, the $35 million of trust preferred securities issued by MAF Bancorp Capital Trust II.

The PNC Financial Services Group, Inc. – Form 10-Q    161

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	Six months ended June 30
	2013			2012
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$24,751	$334	2.70%	$27,000	$426	3.16%
Non-agency	5,957	163	5.46	6,646	183	5.50
Commercial mortgage-backed	3,800	76	4.01	3,667	81	4.42
Asset-backed	5,826	54	1.86	4,865	50	2.06
US Treasury and government agencies	2,393	18	1.53	2,836	29	2.04
State and municipal	2,186	52	4.71	1,836	45	4.87
Other debt	2,689	34	2.48	3,087	39	2.56
Corporate stocks and other	335		.13	332		.07
Total securities available for sale	47,937	731	3.05	50,269	853	3.39
Securities held to maturity
Residential mortgage-backed	3,988	67	3.35	4,418	80	3.64
Commercial mortgage-backed	3,634	82	4.53	4,506	104	4.59
Asset-backed	902	8	1.76	1,022	9	1.75
US Treasury and government agencies	232	4	3.78	223	4	3.79
State and municipal	640	14	4.25	671	14	4.19
Other	350	5	2.86	360	5	2.86
Total securities held to maturity	9,746	180	3.70	11,200	216	3.86
Total investment securities	57,683	911	3.16	61,469	1,069	3.48
Loans
Commercial	84,752	1,648	3.87	73,208	1,716	4.64
Commercial real estate	18,855	469	4.94	17,630	490	5.50
Equipment lease financing	7,296	155	4.23	6,481	157	4.85
Consumer	61,499	1,383	4.54	58,490	1,374	4.72
Residential real estate	14,957	390	5.21	15,430	425	5.51
Total loans	187,359	4,045	4.32	171,239	4,162	4.84
Loans held for sale	3,175	85	5.39	2,963	95	6.44
Federal funds sold and resale agreements	1,159	4	.68	1,744	13	1.52
Other	6,765	115	3.44	6,518	120	3.67
Total interest-earning assets/interest income	256,141	5,160	4.03	243,933	5,459	4.46
Noninterest-earning assets:
Allowance for loan and lease losses	(3,879)			(4,245)
Cash and due from banks	3,961			3,735
Other	46,509			45,424
Total assets	$302,732			$288,847
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$69,063	63	.19	$64,032	69	.22
Demand	39,774	9	.05	32,993	7	.04
Savings	10,899	5	.10	9,596	5	.10
Retail certificates of deposit	23,062	96	.84	28,192	97	.69
Time deposits in foreign offices and other time	2,216	6	.52	3,407	8	.49
Total interest-bearing deposits	145,014	179	.25	138,220	186	.27
Borrowed funds
Federal funds purchased and repurchase agreements	4,229	3	.15	4,744	5	.22
Federal Home Loan Bank borrowings	7,437	21	.57	9,603	37	.77
Bank notes and senior debt	10,679	95	1.77	10,878	132	2.39
Subordinated debt	7,125	100	2.81	7,506	185	4.94
Commercial paper	7,613	9	.23	6,957	9	.26
Other	2,078	26	2.45	1,980	22	2.14
Total borrowed funds	39,161	254	1.29	41,668	390	1.86
Total interest-bearing liabilities/interest expense	184,175	433	.47	179,888	576	.64
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	64,800			59,189
Allowance for unfunded loan commitments and letters of credit	244			242
Accrued expenses and other liabilities	11,406			10,781
Equity	42,107			38,747
Total liabilities and equity	$302,732			$288,847
Interest rate spread			3.56			3.82
Impact of noninterest-bearing sources			.13			.17
Net interest income/margin		$4,727	3.69%		$4,883	3.99%
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

162    The PNC Financial Services Group, Inc. – Form 10-Q

Second Quarter 2013			First Quarter 2013			Second Quarter 2012

Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$24,339	$152	2.50%	$25,168	$182	2.90%	$26,968	$214	3.17%
5,889	82	5.51	6,025	81	5.40	6,716	94	5.63
3,855	38	4.00	3,745	38	4.02	3,561	39	4.41
5,919	27	1.80	5,731	27	1.92	5,401	26	1.91
2,074	7	1.37	2,715	11	1.65	2,549	15	2.33
2,182	24	4.48	2,189	28	4.93	1,902	22	4.63
2,728	17	2.39	2,649	17	2.58	3,178	20	2.56
304		.14	368		.12	317		.11
47,290	347	2.93	48,590	384	3.16	50,592	430	3.40

3,833	31	3.26	4,146	36	3.44	4,259	39	3.70
3,521	38	4.34	3,747	44	4.71	4,376	51	4.56
978	4	1.74	826	4	1.80	874	4	1.83
233	2	3.80	231	2	3.77	225	2	3.79
640	7	4.27	639	7	4.23	671	7	4.20
349	3	2.89	352	2	2.82	359	2	2.89
9,554	85	3.57	9,941	95	3.82	10,764	105	3.90
56,844	432	3.04	58,531	479	3.27	61,356	535	3.49

86,015	807	3.71	83,476	841	4.03	77,131	927	4.75
18,860	231	4.84	18,850	238	5.05	18,440	270	5.78
7,350	82	4.41	7,241	73	4.05	6,586	81	4.96
61,587	676	4.40	61,411	707	4.67	59,832	695	4.67
14,794	190	5.13	15,121	200	5.29	15,932	216	5.44
188,606	1,986	4.19	186,099	2,059	4.45	177,921	2,189	4.90
3,072	32	4.22	3,279	53	6.49	3,016	45	6.00
1,141	2	.61	1,176	2	.74	1,666	6	1.45
6,439	57	3.66	7,095	58	3.25	6,173	56	3.62
256,102	2,509	3.91	256,180	2,651	4.15	250,132	2,831	4.51

(3,821)			(3,937)			(4,176)
3,869			4,055			3,694
45,877			47,147			46,501
$302,027			$303,445			$296,151

$69,123	30	.18	$69,003	33	.19	$66,902	34	.21
40,172	5	.05	39,372	4	.04	34,388	4	.04
11,124	2	.10	10,671	3	.10	10,008	2	.10
22,641	47	.82	23,488	49	.85	27,373	39	.57
2,164	2	.43	2,267	4	.61	3,577	4	.49
145,224	86	.24	144,801	93	.26	142,248	83	.24

4,132	1	.14	4,328	2	.16	4,937	3	.21
7,218	10	.53	7,657	11	.61	10,238	19	.74
10,886	47	1.71	10,469	48	1.83	10,618	62	2.30
7,003	49	2.78	7,249	51	2.83	7,293	87	4.77
7,263	4	.22	7,967	5	.25	8,229	5	.26
2,099	14	2.62	2,057	12	2.28	1,809	11	2.25
38,601	125	1.28	39,727	129	1.30	43,124	187	1.72
183,825	211	.46	184,528	222	.48	185,372	270	.58

64,749			64,850			60,478
238			249			243
10,929			11,891			10,375
42,286			41,927			39,683
$302,027			$303,445			$296,151
		3.45			3.67			3.93
		.13			.14			.15
	$2,298	3.58%		$2,429	3.81%		$2,561	4.08%

Loan fees for the six months ended June 30, 2013 and June 30, 2012 were $110 million and $105 million, respectively. Loan fees for the three months ended June 30, 2013, March 31, 2013, and June 30, 2012 were $58 million, $52 million, and $56 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the six months ended June 30, 2013 and June 30, 2012 were $80 million and $66 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended June 30, 2013, March 31, 2013, and June 30, 2012 were $40 million, $40 million, and $35 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    163

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the second quarter of 2013 are included in the following table:

In thousands, except per share data

2013 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 – 30	34	$59.63		21,551
May 1 – 31	18	$61.81		21,551
June 1 – 30	19	$62.07		21,551
Total	71	$60.85
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the second quarter of 2013. Note 15 Employee Benefit Plans and Note 16 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2012 Annual Report on Form 10-K include additional information regarding our employee benefit plans that use PNC common stock.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the impact of the Federal Reserve’s supervisory assessment of capital adequacy program.

In addition to the repurchases of PNC common stock during the second quarter of 2013 included in the table above, on April 19, 2013, PNC redeemed all 1,500 shares of its Series L Preferred Stock at a price of $100,000 per share plus accrued and unpaid interest and all 6,000,000 depositary shares representing fractional interests therein at a price of $25.00 per depositary share plus accrued and unpaid interest.

164    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.82	Additional 2013 forms of employee stock option, performance unit, restricted stock and restricted share unit agreements

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 8, 2013 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    165

CORPORATE INFORMATION

The PNC Financial Services Group, Inc.

CORPORATE HEADQUARTERS

The PNC Financial Services Group, Inc.

One PNC Plaza, 249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

STOCK LISTING The common stock of The PNC Financial Services Group, Inc. is listed on the New York Stock Exchange under the symbol PNC.

INTERNET INFORMATION The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About PNC – Investor Relations,” such as Investor Events, Quarterly Earnings, SEC Filings, Financial Information, Financial Press Releases and Message from the CEO. Under “Investor Relations,” we will from time to time post information that we believe may be important or useful to investors. We use our Twitter account, @pncnews, as an additional way of disseminating public information from time to time to investors. We generally post the following on our corporate website shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from earnings and other investor conference calls or events. For other investor conference calls or events, we generally post presentation materials associated with such events on our corporate website prior to or promptly following the event, and when posting prior to the event, this may range from shortly before to potentially several days in advance of the event. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information.

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

166    The PNC Financial Services Group, Inc. – Form 10-Q

News media representatives and others seeking general information should contact Fred Solomon, Senior Vice President, Corporate Communications, at 412-762-4550 or via email at corporate.communications@pnc.com.

COMMON STOCK PRICES/DIVIDENDS DECLARED The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared (a)
2013 Quarter
First	$66.93	$58.96	$66.50	$.40
Second	74.19	63.69	72.92	.44
Total				$.84
2012 Quarter
First	$64.79	$56.88	$64.49	$.35
Second	67.89	55.60	61.11	.40
Third	67.04	56.76	63.10	.40
Fourth	65.73	53.36	58.31	.40
Total				$1.55
(a)	Our Board approved a third quarter 2013 cash dividend of $.44 per common share, which was payable on August 5, 2013.

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

REGISTRAR AND STOCK TRANSFER AGENT

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

The PNC Financial Services Group, Inc. – Form 10-Q    167