Form 10-Q
period 2013-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2013-11-06
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, there were 532,107,975 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2013 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2013 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2013 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2013 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (continued)

FINANCIAL REVIEW

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC. (PNC)

Dollars in millions, except per share data	Three months ended September 30		Nine months ended September 30
Unaudited	2013	2012	2013	2012
Financial Results (a)
Revenue
Net interest income	$2,234	$2,399	$6,881	$7,216
Noninterest income	1,686	1,689	5,058	4,227
Total revenue	3,920	4,088	11,939	11,443
Noninterest expense	2,424	2,650	7,254	7,753
Pretax, pre-provision earnings (b)	1,496	1,438	4,685	3,690
Provision for credit losses	137	228	530	669
Income before income taxes and noncontrolling interests	$1,359	$1,210	$4,155	$3,021
Net income	$1,039	$925	$3,166	$2,282
Less:
Net income (loss) attributable to noncontrolling interests	2	(14)	(6)	(13)
Preferred stock dividends and discount accretion	71	63	199	127
Net income attributable to common shareholders	$966	$876	$2,973	$2,168
Diluted earnings per common share	$1.79	$1.64	$5.55	$4.06
Cash dividends declared per common share	$.44	$.40	$1.28	$1.15
Performance Ratios
Net interest margin (c)	3.47%	3.82%	3.62%	3.93%
Noninterest income to total revenue	43	41	42	37
Efficiency	62	65	61	68
Return on:
Average common shareholders’ equity	10.50	10.15	11.00	8.61
Average assets	1.36	1.23	1.40	1.04

See page 65 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended September 30, 2013 and September 30, 2012 were $43 million and $36 million, respectively. The taxable-equivalent adjustments to net interest income for the nine months ended September 30, 2013 and September 30, 2012 were $123 million and $102 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    1

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	September 30 2013	December 31 2012	September 30 2012
Balance Sheet Data (dollars in millions, except per share data)
Assets	$308,597	$305,107	$300,803
Loans (b) (c)	192,856	185,856	181,864
Allowance for loan and lease losses (b)	3,691	4,036	4,039
Interest-earning deposits with banks (b)	8,047	3,984	2,321
Investment securities (b)	57,260	61,406	62,814
Loans held for sale (c)	2,399	3,693	2,737
Goodwill and other intangible assets	11,268	10,869	10,941
Equity investments (b) (d)	10,303	10,877	10,846
Other assets (b) (c)	22,733	23,679	24,647

Noninterest-bearing deposits	68,747	69,980	64,484
Interest-bearing deposits	147,327	143,162	141,779
Total deposits	216,074	213,142	206,263
Transaction deposits	181,794	176,705	168,377
Borrowed funds (b) (c)	40,273	40,907	43,104
Shareholders’ equity	41,130	39,003	38,683
Common shareholders’ equity	37,190	35,413	35,124
Accumulated other comprehensive income	47	834	991

Book value per common share	$69.92	$67.05	$66.41
Common shares outstanding (millions)	532	528	529
Loans to deposits	89%	87%	88%

Client Assets (billions)
Discretionary assets under management	$122	$112	$112
Nondiscretionary assets under administration	115	112	110
Total assets under administration	237	224	222
Brokerage account assets	40	38	38
Total client assets	$277	$262	$260

Capital Ratios
Basel I capital ratios
Tier 1 common	10.3%	9.6%	9.5%
Tier 1 risk-based (e)	12.3	11.6	11.7
Total risk-based (e)	15.6	14.7	14.5
Leverage (e)	11.1	10.4	10.4
Common shareholders’ equity to assets	12.1	11.6	11.7
Pro forma Basel III Tier 1 common (f)	8.7%	7.5%	N/A (g)

Asset Quality
Nonperforming loans to total loans	1.66%	1.75%	1.88%
Nonperforming assets to total loans, OREO and foreclosed assets	1.87	2.04	2.20
Nonperforming assets to total assets	1.17	1.24	1.34
Net charge-offs to average loans (for the three months ended) (annualized)	.47	.67	.73
Allowance for loan and lease losses to total loans	1.91	2.17	2.22
Allowance for loan and lease losses to nonperforming loans (h)	115%	124%	118%
Accruing loans past due 90 days or more	$1,633	$2,351	$2,456
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include consolidated variable interest entities. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(c)	Amounts include assets and liabilities for which we have elected the fair value option. See Consolidated Balance Sheet in Part I, Item 1 of this Report for additional information.
(d)	Amounts include our equity interest in BlackRock.
(e)	The minimum U.S. regulatory capital ratios under Basel I are 4.0% for Tier 1 risk-based, 8.0% for Total risk-based, and 4.0% for Leverage. The comparable well-capitalized levels are 6.0% for Tier 1 risk-based, 10.0% for Total risk-based, and 5.0% for Leverage.
(f)	PNC’s pro forma Basel III Tier 1 common capital ratio was estimated without the benefit of phase-ins and is based on our current understanding of the final Basel III rules issued by the U.S. banking agencies on July 2, 2013. See Table 21: Basel I Risk-Based Capital and Table 22: Estimated Pro forma Basel III Tier 1 Common Capital Ratio and related information for further detail on how this pro forma ratio differs from the Basel I Tier 1 common capital ratio. This Basel III ratio, which is calculated using PNC’s estimated risk-weighted assets under the Basel III advanced approaches, will replace the current Basel I ratio for this regulatory metric when PNC exits the parallel run qualification phase.
(g)	Pro forma Basel III Tier 1 common capital ratio not disclosed in our third quarter 2012 Form 10-Q.
(h)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

2    The PNC Financial Services Group, Inc. – Form 10-Q

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2012 Annual Report on Form 10-K (2012 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2012 Form 10-K and our First and Second Quarter 2013 Form 10-Qs: the Risk Management and Recourse And Repurchase Obligation sections of the Financial Review portion of the respective report; Item 1A Risk Factors included in our 2012 Form 10-K and in Part II of this Report; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2012 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 19 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis.

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

KEY STRATEGIC GOALS

At PNC we manage our company for the long term. We are focused on the fundamentals of growing customers, loans, deposits and fee revenue and improving profitability, while investing for the future and managing risk, expenses and capital. We continue to invest in our products, markets and brand, and embrace our corporate responsibility to the communities where we do business.

We strive to expand and deepen customer relationships by offering convenient banking options and innovative technology solutions, providing a broad range of fee-based and credit products and services, focusing on customer service and enhancing our brand. Our approach is concentrated on organically growing and deepening client relationships that meet our risk/return measures. Our strategies for growing fee income across our lines of business are focused on achieving deeper market penetration and cross selling our diverse product mix.

Our strategic priorities are designed to enhance value over the long-term. A key priority is to drive growth in acquired and underpenetrated markets, including in the Southeast. We are seeking to attract more of the investable assets of new and existing clients. PNC is focused on redefining our retail banking business to a more customer-centric and sustainable model while lowering delivery costs as customer banking preferences evolve. We are working to build a stronger residential mortgage banking business with the goal of becoming the provider of choice for our customers. Additionally, we continue to focus on expense management.

Our capital priorities for 2013 are to support client growth and business investment, maintain appropriate capital in light of economic uncertainty and the Basel III framework and return excess capital to shareholders through dividends, in accordance with our capital plan included in our 2013 Comprehensive Capital Analysis and Review (CCAR) submission to the Board of Governors of the Federal Reserve System (Federal Reserve). We continue to improve our capital levels and ratios through retention of quarterly earnings and expect to build capital through retention of future earnings. During 2013, PNC does not expect to repurchase common stock through a share buyback program. PNC continues to maintain substantial liquidity positions at both PNC and PNC Bank, National Association (PNC Bank, N.A.). For more detail, see the 2013 Capital and Liquidity Actions portion of this Executive Summary, the Funding and Capital Sources portion of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2012 Form 10-K.

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

The PNC Financial Services Group, Inc. – Form 10-Q    3

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

New and evolving capital and liquidity standards will have a significant effect on banks and bank holding companies, including PNC. In July 2013, the U.S. banking agencies issued final rules that implement the Basel III capital framework in the United States and make other important changes to the U.S. regulatory capital standards. The rules are composed of three fundamental parts. The first part, referred to as the Basel III rules, materially modifies the definition of, and required deductions from, regulatory capital, and establishes the levels of regulatory capital needed to meet regulatory minimum and buffer requirements. For banking organizations subject to Basel II (such as PNC), the Basel III rules become effective on January 1, 2014, although many provisions are phased-in over a period of years, with the rules generally fully phased-in as of January 1, 2019. The second part, which is referred to as the advanced approaches rules, and the third part, which is referred to as the standardized approach rules, materially revise the framework for the risk-weighting of assets under Basel I and Basel II, respectively. The advanced approaches rules become effective on January 1, 2014, and the standardized approach rules become effective on January 1, 2015.

The Basel III rules that become effective on January 1, 2014, among other things, narrow the definition of regulatory capital; require banking organizations with $15 billion or more in assets to phase-out trust preferred securities from Tier 1 regulatory capital; establish a new Tier 1 common capital requirement for banking organizations; revise the capital levels at which a bank would be subject to prompt corrective action; require that significant common stock investments in unconsolidated financial institutions (as defined in the final rules), as well as mortgage servicing rights and deferred tax assets, be deducted from regulatory capital to the extent such items individually exceed 10%, or in the aggregate exceed 15%, of the organization’s adjusted Tier 1 common capital; significantly limit the extent to which minority interests in consolidated subsidiaries (including minority interests in the form of REIT preferred securities) may be included in regulatory capital; and, for banking organizations subject to the advanced approaches (like PNC) remove the filter that currently excludes unrealized gains and losses (other than those resulting from other-than-temporary impairments) on available for sale debt securities from affecting regulatory capital. As a result of the staggered effective dates of the final rules issued in July 2013, as well as the fact that PNC remains in the parallel run qualification phase for the advanced approaches, PNC’s effective regulatory risk-based capital ratios in 2014 for purposes of determining whether PNC is “well capitalized” will be based on the definitions of (and deductions from) capital under the Basel III rules (as such rules are phased-in) and the current Basel I risk-weighting asset framework, subject to certain adjustments. After PNC exits the parallel run qualification phase under the advanced approaches, PNC’s regulatory capital ratios will be determined using the higher of PNC’s risk-weighted assets calculated under the advanced approaches or the standardized approach. For additional information concerning the final capital rules issued in July 2013, see the Recent Market and Industry Developments portion of the Executive Summary section in our second quarter 2013 Form 10-Q.

The Federal Reserve on September 24, 2013, also adopted interim final rules to clarify how bank holding companies with $50 billion or more in total assets, including PNC, must incorporate the new final capital rules into their capital plan and stress tests submissions for the 2014 CCAR and Dodd-Frank Act stress test process. Under the interim final rules, the capital plan submissions submitted in January 2014 as part of the annual CCAR process must demonstrate how the bank holding company, under different hypothetical macro-economic scenarios, including a severely stressed scenario provided by the Federal Reserve (the supervisory severely adverse scenario), would be able to maintain throughout each quarter of the nine quarter planning horizon (i) a Tier 1 common capital ratio, calculated in accordance with the definition of Tier 1 common and the Basel I rules in effect in 2013, in excess of 5 percent; and (ii) regulatory risk-based capital ratios that exceed the minimums that are or would then be in effect for the relevant bank holding company, taking into account the final rules adopted in July 2013 and any applicable phase-in periods under those rules. The Federal Reserve may object to a bank holding company’s capital plan if it is unable to demonstrate an ability to maintain capital above these levels throughout the nine quarter planning horizon, including under the supervisory severely adverse scenario, even if the company continued with the capital distributions proposed under a baseline scenario. If the Federal Reserve makes such an objection, the company may be unable to pay or increase its common stock dividends, continue, reinstate or increase any common stock repurchase programs, or redeem or issue preferred stock or other regulatory capital instruments.

4    The PNC Financial Services Group, Inc. – Form 10-Q

In October 2013, the U.S. banking agencies requested comment on proposed rules that would implement the Liquidity Coverage Ratio (LCR), which is a quantitative liquidity standard included in the international Basel III framework. The proposed rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high quality, unencumbered liquid assets (HQLA) to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rules (net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the haircuts and limitations in the rule, divided by its net cash outflow, with the quotient expressed as a ratio. Under the proposed rules, top-tier bank holding companies (like PNC) that are subject to the advanced approaches for regulatory capital purposes, as well as any subsidiary depository institution of such a company that has $10 billion or more in total consolidated assets (such as PNC Bank, N.A.) would, following a phase-in period, have to maintain an LCR equal to at least 1.0 based on the entity’s highest daily projected level of net cash outflows over the next 30 calendar days.

The proposed rules in several important respects are more restrictive than the LCR requirement included in the international Basel III framework. For example, the proposal would phase-in the LCR more quickly than required under the Basel III framework, with full compliance required beginning January 1, 2017. The comment period on the proposed rules is scheduled to run through January 31, 2014. Although the impact on PNC will not be fully known until the rules are final, we expect to be in compliance with the requirements when they become effective.

The need to maintain more and higher quality capital, as well as greater liquidity, could limit PNC’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in PNC taking steps to increase its capital which may be dilutive to shareholders or being limited in its ability to pay dividends or otherwise return capital to shareholders, or selling or refraining from acquiring assets, the capital requirements for which are inconsistent with the assets’ underlying risks. In addition, the new liquidity standards could require PNC to increase its holdings of highly liquid short-term investments, thereby reducing PNC’s ability to invest in longer-term or less liquid assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions.

On July 31, 2013, the United States District Court for the District of Columbia granted summary judgment to the plaintiffs in NACS, et al. v. Board of Governors of the Federal Reserve System. The decision vacated the debit card interchange and network processing rules that went into effect in October 2011 and that were adopted by the Federal Reserve to implement provisions of the Dodd-Frank Act. The court found among other things that the debit card interchange fees permitted under the rules allowed card issuers to recover costs that were not permitted by the statute. The court has stayed its decision pending appeal, and the United States Court of Appeals for the District of Columbia Circuit has granted an expedited appeal. We do not now know the ultimate impact of this ruling, nor the timing of any such impact, but if the ruling were to take effect it could have a materially adverse impact on our debit card interchange revenues. Debit card interchange revenue for the year ended December 31, 2012 was approximately $305 million.

The U.S. banking agencies (together with the Department of Housing and Urban Development, Federal Housing Finance Agency, and Securities and Exchange Commission), on August 28, 2013, requested comments on new proposed rules to implement the risk retention requirement in Dodd-Frank. The new proposed rules, which replace the rules initially proposed in 2011, would generally require the sponsors of securitization transactions to retain a certain amount of exposure to the credit risk of the assets underlying the securitization transaction. The new proposed rules differ in several material respects from those issued in 2011. For example, the new rules generally base the required amount of risk retention on the fair value of the securities issued in the securitization transaction, eliminate the premium capture cash reserve account aspect of the initial proposal, and define a qualified residential mortgage (QRM) by reference to the definition of a “qualified mortgage” established by the Consumer Financial Protection Bureau. As under the initial proposal, securitization transactions backed by QRMs, as well as transactions backed by commercial loans, commercial mortgages, or automobile loans that meet specified standards, would not be subject to a risk retention requirement. The comment period on the new proposed rules closed on October 30, 2013. Until the rules are finalized and take effect, the ultimate impact of these rules on PNC remains unpredictable. The ultimate impact of the rules on PNC could be direct, by requiring PNC to hold interests in a securitization vehicle or other assets that represent a portion of the credit risk of the assets held by the securitization vehicle, or indirect, by impacting markets in which PNC participates and increasing the costs associated with mortgage assets that we originate.

For additional information concerning recent legislative and regulatory developments, as well as certain governmental, legislative and regulatory inquiries and investigations that may affect PNC, please see Item 1 Business – Supervision and Regulation, Item 1A Risk Factors and Note 23 Legal Proceedings in Item 8 of our 2012 Form 10-K, Recent Market and Industry Developments in the Executive Summary section

The PNC Financial Services Group, Inc. – Form 10-Q    5

of the Financial Review in our First and Second Quarter 2013 Form 10-Qs, and Note 17 Legal Proceedings and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	General economic conditions, including the continuity, speed and stamina of the moderate U.S. economic recovery in general and on our customers in particular,
•	The ability of the U.S. government to resolve budgetary and funding issues without another government shutdown and without a default on U.S. obligations,
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for non-loan products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•

The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives, including those outlined elsewhere in this Report, in our 2012 Form 10-K and in our other SEC filings, and

•	The impact of market credit spreads on asset valuations.

In addition, our success will depend upon, among other things:

•	Focused execution of strategic priorities for organic customer growth opportunities,
•	Further success in growing profitability through the acquisition and retention of customers and deepening relationships,
•	Driving growth in acquired and underpenetrated geographic markets, including our Southeast markets,
•	Our ability to effectively manage PNC’s balance sheet and generate net interest income,
•	Revenue growth and our ability to provide innovative and valued products to our customers,
•	Our ability to utilize technology to develop and deliver products and services to our customers and protect PNC’s systems and customer information,
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•	A sustained focus on expense management,
•	Improving our overall asset quality,
•	Managing the non-strategic assets portfolio and impaired assets,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to manage risk to acceptable levels and to meet evolving regulatory capital standards,
•	Actions we take within the capital and other financial markets,
•	The impact of legal and regulatory-related contingencies, and
•	The appropriateness of reserves needed for critical accounting estimates and related contingencies.

For additional information, please see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2012 Form 10-K and in Part II of this Report.

INCOME STATEMENT HIGHLIGHTS

•

Net income for the third quarter of 2013 of $1.0 billion increased 12% compared to the third quarter of 2012. The increase was driven by a 9% reduction of noninterest expense and a decline in provision for credit losses, partially offset by a 4% decline in revenue, which resulted from lower net interest income as noninterest income was stable. For additional detail, please see the Consolidated Income Statement Review section in this Financial Review.

•

Net interest income of $2.2 billion for the third quarter of 2013 decreased 7% compared with the third quarter of 2012, reflecting the impact of lower yields on loans and securities and lower purchase accounting accretion, partially offset by lower rates paid on borrowed funds and deposits.

•	Net interest margin decreased to 3.47% for the third quarter of 2013 compared to 3.82% for the third quarter of 2012, consistent with the decline in net interest income.
•

Noninterest income of $1.7 billion for the third quarter of 2013 was relatively unchanged from the third quarter of 2012. Strong growth in client fee income was offset by lower residential mortgage revenue, driven by lower loan sales revenue, and lower gains on asset sales and valuations.

•	The provision for credit losses decreased to $137 million for the third quarter of 2013 compared to $228 million for the third quarter of 2012 due to overall credit quality improvement.
•

Noninterest expense of $2.4 billion for the third quarter of 2013 decreased 9% compared with the third quarter of 2012 as we continued to focus on expense management. The decline reflected lower noncash charges related to redemption of trust preferred securities and the impact of third quarter 2012 integration costs.

6    The PNC Financial Services Group, Inc. – Form 10-Q

CREDIT QUALITY HIGHLIGHTS

•

Overall credit quality continued to improve during the third quarter of 2013. The following comparisons to December 31, 2012 were impacted by alignment with interagency guidance in the first quarter of 2013 on practices for loans and lines of credit related to consumer lending. This had the overall effect of (i) accelerating charge-offs, (ii) increasing nonperforming loans and (iii), in the case of loans accounted for under the fair value option, increasing nonaccrual loans. See the Credit Risk Management section of this Financial Review for further detail.

•

Nonperforming assets decreased $.2 billion, or 5%, to $3.6 billion at September 30, 2013 compared to December 31, 2012, mainly due to a reduction in total commercial nonperforming loans, primarily related to commercial real estate. OREO also added to the decline in nonperforming assets due to an increase in sales. Nonperforming consumer troubled debt restructurings decreased as more loans returned to performing status upon achieving six months of performance under the restructured terms. That and other principal activity within consumer loans caused a decrease in consumer nonperforming loans. These decreases were offset by the impact from the alignment with interagency guidance for loans and lines of credit related to consumer loans which resulted in $426 million of loans being classified as nonperforming in the first quarter of 2013. Nonperforming assets to total assets were 1.17% at September 30, 2013, compared to 1.24% at December 31, 2012 and 1.34% at September 30, 2012.

•

Overall delinquencies of $2.7 billion decreased $1.1 billion, or 29%, compared with December 31, 2012. The reduction was due to a reduction in government insured residential real estate accruing loans past due 90 days or more of approximately $370 million along with a decline in total consumer loan delinquencies of $395 million during the first quarter of 2013, pursuant to alignment with interagency guidance whereby loans were moved from various delinquency categories to either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing, or charged off.

•

Net charge-offs of $224 million decreased $107 million, or 32%, compared to the third quarter of 2012, primarily due to improving credit quality. On an annualized basis, net charge-offs were 0.47% of average loans for the third quarter of 2013 and 0.73% of average loans for the third quarter of 2012. Net charge-offs for the first nine months of 2013 were $888 million, down from net charge-offs for the first nine months of 2012 of $979 million, due to improving credit quality in the second and third quarters of 2013, which was partially offset by the impact of alignment with interagency guidance in the first quarter of 2013. On an annualized basis, net charge-offs for the first nine months of 2013 were

0.63% of average loans and 0.75% of average loans for the first nine months of 2012.
•

The allowance for loan and lease losses was 1.91% of total loans and 115% of nonperforming loans at September 30, 2013, compared with 2.17% and 124% at December 31, 2012, respectively. The decrease in the allowance compared with year end resulted from improved overall credit quality and the impact of alignment with interagency guidance.

BALANCE SHEET HIGHLIGHTS

•	Total loans increased by $7.0 billion to $193 billion at September 30, 2013 compared to December 31, 2012.
•	Total commercial lending increased by $5.5 billion, or 5%, from December 31, 2012, as a result of growth in commercial loans to new and existing customers.
•	Total consumer lending increased $1.5 billion, or 2%, from December 31, 2012, primarily from growth in automobile and home equity loans, partially offset by paydowns of education loans.
•	Total deposits increased by $2.9 billion to $216 billion at September 30, 2013 compared with December 31, 2012, driven by growth in transaction deposits.
•	PNC’s well-positioned balance sheet remained core funded with a loans to deposits ratio of 89% at September 30, 2013.
•	PNC had a strong capital position at September 30, 2013.
•	The Basel I Tier 1 common capital ratio increased to 10.3% compared with 9.6% at December 31, 2012.
•

The pro forma fully phased-in Basel III Tier 1 common capital ratio increased to an estimated 8.7% at September 30, 2013 compared with 7.5% at December 31, 2012 and was calculated using PNC’s estimated risk-weighted assets under the Basel III advanced approaches.

–	The Federal Reserve announced final rules implementing Basel III on July 2, 2013. Our estimate of Basel III capital is based on our current understanding of the final Basel III rules.
–	See the Capital discussion and Table 22: Estimated Pro forma Basel III Tier 1 Common Capital Ratio in the Consolidated Balance Sheet Review section of this Financial Review for more detail.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results for the first nine months of 2013 and 2012 and balances at September 30, 2013 and December 31, 2012, respectively.

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

In connection with the 2013 CCAR, PNC submitted its capital plan, approved by its board of directors, to the Federal Reserve and our primary bank regulators in January 2013. As we announced on March 14, 2013, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions, which included a recommendation to increase the quarterly common stock dividend in the second quarter of 2013. In April 2013, our board of directors approved an increase to PNC’s quarterly common stock dividend from 40 cents per common share to 44 cents per common share. A share repurchase program for 2013 was not included in the capital plan primarily as a result of PNC’s 2012 acquisition of RBC Bank (USA) and expansion into Southeastern markets. For additional information concerning the CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, see Item 1 Business – Supervision and Regulation included in our 2012 Form 10-K.

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review, as well as Note 20 Subsequent Events in the Notes To Consolidated Financial Statements in this Report, for more detail on our 2013 capital and liquidity actions.

2012 ACQUISITION AND DIVESTITURE ACTIVITY

See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in this Report for information regarding our March 2, 2012 RBC Bank (USA) acquisition and other 2012 acquisition and divestiture activity.

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Table 2: Summarized Average Balance Sheet

Nine months ended September 30 Dollars in millions	2013	2012
Average assets
Interest-earning assets
Investment securities	$57,304	$61,293
Loans	188,419	174,410
Other	11,606	11,142
Total interest-earning assets	257,329	246,845
Other	45,597	45,794
Total average assets	$302,926	$292,639
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$145,041	$139,272
Borrowed funds	38,994	42,362
Total interest-bearing liabilities	184,035	181,634
Noninterest-bearing deposits	65,485	60,295
Other liabilities	11,301	11,288
Equity	42,105	39,422
Total average liabilities and equity	$302,926	$292,639

Various seasonal and other factors impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at September 30, 2013 compared with December 31, 2012.

Total average assets increased to $302.9 billion for the first nine months of 2013 compared with $292.6 billion for the first nine months of 2012, primarily due to an increase of $10.5 billion in average interest-earning assets driven by an increase in average total loans. Total assets were $308.6 billion at September 30, 2013 compared with $305.1 billion at December 31, 2012.

Average total loans increased by $14.0 billion to $188.4 billion for the first nine months of 2013 compared with the first nine months of 2012, including increases in average commercial loans of $10.1 billion, average consumer loans of $2.6 billion and average commercial real estate loans of $1.2 billion. The overall increase in loans reflected organic loan growth, primarily in our Corporate & Institutional Banking segment.

Loans represented 73% of average interest-earning assets for the first nine months of 2013 and 71% of average interest-earning assets for the first nine months of 2012.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Average investment securities decreased $4.0 billion to $57.3 billion in the first nine months of 2013 compared with the first nine months of 2012, primarily as a result of principal payments, including prepayments and maturities, partially offset by net purchase activity. Total investment securities comprised 22% of average interest-earning assets for the first nine months of 2013 and 25% for the first nine months of 2012.

Average noninterest-earning assets decreased $.2 billion to $45.6 billion in the first nine months of 2013 compared with the first nine months of 2012. The decline reflected decreased unsettled securities sales, partially offset by the impact of higher adjustments for net unrealized gains on securities, both of which are included in noninterest-earning assets for average balance sheet purposes.

Average total deposits increased $11.0 billion to $210.5 billion in the first nine months of 2013 compared with the first nine months of 2012, primarily due to an increase of $15.7 billion in average transaction deposits, which grew to $174.9 billion for the first nine months of 2013. Higher average interest-bearing demand deposits, average noninterest-bearing deposits and average money market deposits drove the increase in average transaction deposits, driven by organic growth. These increases were partially offset by a decrease of $4.7 billion in average retail certificates of deposit attributable to runoff of maturing accounts. Total deposits at September 30, 2013 were $216.1 billion compared with $213.1 billion at December 31, 2012 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review.

Average total deposits represented 69% of average total assets for the first nine months of 2013 and 68% for the first nine months of 2012.

Average borrowed funds decreased by $3.4 billion to $39.0 billion for the first nine months of 2013 compared with the first nine months of 2012, primarily due to lower average Federal Home Loan Bank (FHLB) borrowings, lower average federal funds purchased and repurchase agreements, and lower average commercial paper. Total borrowed funds at September 30, 2013 were $40.3 billion compared with $40.9 billion at December 31, 2012 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our borrowed funds.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $3.0 billion for the first nine months of 2013 and $2.6 billion for the first nine months of 2012. The Business Segments Review section of this Financial Review includes further analysis of our business segment results over the first nine months of 2013 and 2012, including presentation differences from Note 19 Segment Reporting in our Notes To Consolidated Financial Statements of this Report. Note 19 Segment Reporting presents results of businesses for the three months and nine months ended September 30, 2013 and 2012.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 19 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Table 3: Results Of Businesses – Summary

(Unaudited)

	Net Income (Loss)		Revenue		Average Assets (a)
Nine months ended September 30 – in millions	2013	2012	2013	2012	2013	2012
Retail Banking	$443	$475	$4,600	$4,651	$74,620	$72,048
Corporate & Institutional Banking	1,695	1,679	4,117	4,121	112,152	100,907
Asset Management Group	126	111	771	726	7,289	6,666
Residential Mortgage Banking	93	(116)	773	468	10,170	11,663
BlackRock	338	283	442	366	6,102	5,727
Non-Strategic Assets Portfolio	260	178	575	625	10,238	12,276
Total business segments	2,955	2,610	11,278	10,957	220,571	209,287
Other (b) (c) (d)	211	(328)	661	486	82,355	83,352
Total	$3,166	$2,282	$11,939	$11,443	$302,926	$292,639
(a)	Period-end balances for BlackRock.
(b)	“Other” average assets include investment securities associated with asset and liability management activities.
(c)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in the Business Segments Review section of this Financial Review and in Note 19 Segment Reporting in the Notes To Consolidated Financial Statements in this Report.
(d)	The increase in net income for the 2013 period compared to the 2012 period for “Other” primarily reflects lower noncash charges related to redemptions of trust preferred securities in the 2013 periods compared to the prior year periods, as well as the impact of integration costs recorded in the 2012 periods.

The PNC Financial Services Group, Inc. – Form 10-Q    9

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first nine months of 2013 was $3.2 billion, compared with net income of $2.3 billion for the first nine months of 2012. The increase in year-over-year net income was driven by revenue growth of 4%, a decline in noninterest expense of 6% and a decrease in provision for credit losses. Higher revenue for the first nine months of 2013 reflected lower provision for residential mortgage repurchase obligations, strong client fee income and higher gains on asset valuations and was partially offset by lower net interest income and lower gains on asset sales.

Net income for the third quarter of 2013 was $1.0 billion compared with $.9 billion for the third quarter of 2012. The increase in net income was due to a 9% reduction in noninterest expense and a decline in provision for credit losses, partially offset by a 4% decline in revenue. Lower revenue in the comparison resulted from lower net interest income while noninterest income was stable.

NET INTEREST INCOME

Table 4: Net Interest Income and Net Interest Margin

	Nine months ended September 30		Three months ended September 30
Dollars in millions	2013	2012	2013	2012
Net interest income	$6,881	$7,216	$2,234	$2,399
Net interest margin	3.62%	3.93%	3.47%	3.82%

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

Net interest income decreased by $335 million, or 5%, in the first nine months of 2013 compared with the first nine months of 2012 and decreased by $165 million, or 7%, in the third quarter of 2013 compared with the third quarter of 2012. The declines in both comparisons reflected lower purchase accounting accretion, the impact of lower yields on loans and securities, and the impact of lower securities balances. These decreases were partially offset by higher loan balances, reflecting commercial and consumer loan growth over the period, and lower rates paid on borrowed funds and deposits. The nine months period comparison was also positively impacted by the March 2012 RBC Bank (USA) acquisition.

The declines in net interest margin for both the first nine months and third quarter of 2013 compared with the 2012 periods reflected lower yields on earning assets and lower purchase accounting accretion. The decrease for the first nine months of 2013 included a 44 basis point decrease in the yield on total interest-earning assets, partially offset by a decrease in the weighted-average rate accrued on total interest-bearing liabilities of 15 basis points. In the third quarter comparison, the yield on total interest-earning assets decreased 45 basis points, partially offset by a decrease in the weighted-average rate accrued on total interest-bearing liabilities of 12 basis points.

The decreases in the yield on interest-earning assets were primarily due to lower rates on new loans and purchased securities in the ongoing low rate environment. The decreases in the rate accrued on interest-bearing liabilities were primarily due to redemptions and maturities of higher-rate bank notes and senior debt and subordinated debt, including the redemption of trust preferred and hybrid capital securities.

In the fourth quarter of 2013, we expect net interest income to be down modestly reflecting the anticipated continued decline in total purchase accounting accretion, which is expected to total approximately $175 million for the fourth quarter of 2013 compared to $199 million for the third quarter of 2013.

For the full year 2013, we expect total purchase accounting accretion to decline by approximately $300 million compared with 2012, less than we had anticipated earlier, due to elevated cash recoveries. We expect total purchase accounting accretion to be down approximately $300 million in 2014 compared with 2013.

NONINTEREST INCOME

Table 5: Noninterest Income

	Nine months ended September 30		Three months ended September 30
Dollars in millions	2013	2012	2013	2012
Noninterest income
Asset management	$978	$867	$330	$305
Consumer services	926	842	316	288
Corporate services	909	817	306	295
Residential mortgage	600	284	199	227
Service charges on deposits	439	423	156	152
Net gains on sales of securities	96	159	21	40
Net other-than-temporary impairments	(16)	(96)	(2)	(24)
Other	1,126	931	360	406
Total noninterest income	$5,058	$4,227	$1,686	$1,689

Noninterest income increased by $831 million, or 20%, during the first nine months of 2013 compared to the first nine months of 2012. The increase in the comparison reflected

10    The PNC Financial Services Group, Inc. – Form 10-Q

higher residential mortgage revenue, driven by improvement in the provision for residential mortgage repurchase obligations, strong client fee income and higher gains on asset valuations, partially offset by lower gains on asset sales. Noninterest income as a percentage of total revenue was 42% for the first nine months of 2013, up from 37% for the first nine months of 2012.

Noninterest income for the third quarter was relatively flat from the third quarter 2012. Strong growth in client fee income was offset by lower residential mortgage revenue, which was driven by lower loan sales revenue, and lower gains on asset sales and valuations. Noninterest income as a percentage of total revenue was 43% for the third quarter of 2013 compared to 41% for the third quarter of 2012.

Asset management revenue, including BlackRock, increased $111 million, or 13%, in the first nine months of 2013 compared to the first nine months of 2012. The comparison included an increase of $25 million, or 8%, in the third quarter compared to the prior year quarter. Both increases were due to higher earnings from our BlackRock investment, stronger average equity markets in the respective periods and positive net flows, after adjustments to total net flows for cyclical client activities. Discretionary assets under management increased to $122 billion at September 30, 2013 compared with $112 billion at September 30, 2012 driven by higher equity markets and positive net flows due to strong sales performance.

Consumer service fees increased $84 million, or 10%, in the first nine months of 2013 compared to the first nine months of 2012 and increased $28 million, or 10%, in the third quarter of 2013 compared to the third quarter of 2012. Both increases reflected growth in brokerage fees and the impact of higher customer-initiated fee based transactions.

Corporate services revenue increased by $92 million, or 11%, in the first nine months of 2013 compared to the first nine months of 2012. This increase included the impact of higher valuation gains from rising interest rates on commercial mortgage servicing rights valuations. These valuation gains were $73 million for the first nine months of 2013, including $18 million in the third quarter of 2013, compared to $15 million for the first nine months of 2012, which included $16 million for the third quarter of 2012. The increase in corporate services revenue also reflected higher commercial mortgage servicing revenue, which was partially offset by lower merger and acquisition advisory fees.

In the third quarter of 2013, corporate services revenue increased by $11 million compared to the third quarter of 2012. The increase reflected higher syndication revenues and merger and acquisition advisory fees.

Residential mortgage revenue increased to $600 million in the first nine months of 2013 compared with $284 million in the first nine months of 2012, as a result of lower provision for residential mortgage repurchase obligations of $71 million compared to $507 million for the first nine months of 2012. See the Recourse And Repurchase Obligations section of this Financial Review for further detail. The impact of the reduced provision was partially offset by lower loan sales revenue in the comparison.

Third quarter 2013 residential mortgage revenue declined to $199 million compared with $227 million in the third quarter of 2012. The decline in the comparison reflected lower loan sales revenue driven by lower volumes and gain on sale margins, partially offset by higher net hedging gains on residential mortgage servicing rights and improvement in the provision for residential mortgage repurchase obligations, which was a benefit of $6 million in the third quarter of 2013, reflecting a small reserve release, compared with a provision of $37 million in the third quarter 2012. See the Recourse And Repurchase Obligations section of this Financial Review for further detail.

Other noninterest income totaled $1.1 billion for the first nine months of 2013 compared with $.9 billion for the first nine months of 2012. The increase reflected higher gains on sale of Visa Class B common shares, which increased to $168 million on the sale of 4 million shares for the 2013 period compared to $137 million on the sale of 5 million shares in the 2012 period, and higher revenue from credit valuations related to customer-initiated hedging activities as higher market interest rates reduced the fair value of PNC’s credit exposure on these activities. The year-over-year impact to the comparison due to these credit valuations was revenue of $40 million in the first nine months of 2013 compared to a loss of $10 million in the first nine months of 2012. The overall comparison also reflected higher revenue associated with commercial mortgage banking activity.

In the third quarter of 2013, other noninterest income declined to $360 million compared to $406 million for the third quarter of 2012. The decrease reflected lower gains on sale of Visa Class B Common shares, which were $85 million on the sale of 2 million shares and $137 million on the sale of 5 million shares for the third quarter of 2013 and 2012, respectively, and lower revenue from credit valuations related to customer-initiated hedging activities, which were not significant for the third quarter of 2013 compared to $18 million of revenue in the third quarter of 2012. The overall decrease also reflected a decrease in the market value of investments related to deferred compensation obligations. These decreases were partially offset by higher revenue derived from commercial mortgage loans intended for sale.

We continue to hold approximately 10 million Visa Class B common shares with a fair value of approximately $833 million and recorded investment of $158 million as of September 30, 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    11

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Further details regarding trading activities are included in the Market Risk Management – Trading Risk portion of the Risk Management section of this Financial Review. Further details regarding private and other equity investments are included in the Market Risk Management – Equity And Other Investment Risk section, and further details regarding gains or losses related to our equity investment in BlackRock are included in the Business Segments Review section.

We continue to expect both full year 2013 noninterest income and total revenue to increase compared with 2012.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $530 million for the first nine months of 2013 compared with $669 million for the first nine months of 2012. The provision for credit losses was $137 million for the third quarter of 2013 compared with $228 million for the third quarter of 2012. The declines in the comparisons were driven primarily by continued improvement in overall credit quality including improvement in our purchased impaired loan portfolio.

We expect our provision for credit losses for the fourth quarter of 2013 to be between $150 million and $225 million as we expect the pace of overall credit improvement to ease and continued growth in our loan portfolio.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST EXPENSE

Noninterest expense was $7.3 billion for the first nine months of 2013, a decrease of $.5 billion, or 6%, from $7.8 billion for the first nine months of 2012 as we continued to focus on expense management. The decline reflected the impact of integration costs of $232 million in the first nine months of 2012 and a reduction in noncash charges related to redemption of trust preferred securities to $57 million for the first nine months of 2013 from $225 million for the first nine months of 2012. Additionally, residential mortgage foreclosure-related expenses declined to $39 million from $134 million in the same comparison. These decreases to noninterest expense were partially offset by the impact of higher operating expense for the March 2012 RBC Bank (USA) acquisition during the first nine months of 2013 compared to the first nine months of 2012.

Noninterest expense decreased $.2 billion, or 9%, to $2.4 billion for the third quarter of 2013 compared with the third quarter of 2012. Noninterest expense for the 2013 quarter included $27 million of noncash charges related to redemption of trust preferred securities and $21 million of residential mortgage foreclosure-related expenses, while the comparable prior year quarter included $95 million of noncash charges related to redemption of trust preferred securities, $53 million of residential mortgage foreclosure-related expenses and $35 million of integration costs. The decline in noninterest expense also reflected lower expense for other real estate owned and legal reserves.

In the third quarter 2013, we concluded redemptions of discounted trust preferred securities assumed in our acquisitions. Over the past two years, we have redeemed a total of $3.2 billion of these higher-rate trust preferred securities, resulting in noncash charges totaling approximately $550 million.

Due to our continued commitment to disciplined expense management, we currently expect to exceed our $700 million continuous improvement savings goal for 2013, as we have already met this goal as of September 30, 2013, and we have started to identify continuous improvement opportunities for 2014.

As a result of our focus on expense management, we expect full year 2013 noninterest expense to be below noninterest expense for 2012 by more than 5 percent. For the fourth quarter of 2013, we currently expect noninterest expense to be stable compared with the third quarter of 2013.

EFFECTIVE INCOME TAX RATE

The effective income tax rate was 23.8% in the first nine months of 2013 compared with 24.5% in the first nine months of 2012. For the third quarter of 2013, our effective income tax rate was 23.5% compared with 23.6% for the third quarter of 2012. The decrease in the effective tax rate for the first nine months of 2013 compared to the 2012 period resulted from increased tax exempt investments, tax benefits from tax audit settlements, and a one-time tax benefit attributable to an assertion under ASC 740 – Income Taxes that the earnings of certain non-U.S. subsidiaries will be permanently reinvested, partially offset by higher levels of pretax income.

The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

12    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

In millions	September 30 2013	December 31 2012
Assets
Loans held for sale	$2,399	$3,693
Investment securities	57,260	61,406
Loans	192,856	185,856
Allowance for loan and lease losses	(3,691)	(4,036)
Goodwill	9,074	9,072
Other intangible assets	2,194	1,797
Other, net	48,505	47,319
Total assets	$308,597	$305,107
Liabilities
Deposits	$216,074	$213,142
Borrowed funds	40,273	40,907
Other	9,430	9,293
Total liabilities	265,777	263,342
Equity
Total shareholders’ equity	41,130	39,003
Noncontrolling interests	1,690	2,762
Total equity	42,820	41,765
Total liabilities and equity	$308,597	$305,107

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in this Report.

Total assets increased $3.5 billion, or more than 1%, at September 30, 2013 compared with December 31, 2012. The increase was primarily due to loan growth and higher interest-earning deposits with banks (which is included in Other, net in the preceding table), partially offset by lower investment securities and a decline in loans held for sale. The increase in interest-earning deposits with banks was to enhance PNC’s liquidity position in light of anticipated regulatory requirements. Total liabilities increased $2.4 billion, or less than 1%, in the same comparison. The increase in liabilities was largely due to growth in deposits and issuances of bank notes and senior debt, partially offset by a decline in commercial paper and lower FHLB borrowings. An analysis of changes in selected balance sheet categories follows.

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances of $192.9 billion at September 30, 2013 and $185.9 billion at December 31, 2012 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums of $2.2 billion at September 30, 2013 and $2.7 billion at December 31, 2012, respectively. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

Table 7: Details Of Loans

In millions	September 30 2013	December 31 2012
Commercial lending
Commercial
Retail/wholesale trade	$15,178	$14,353
Manufacturing	15,406	14,841
Service providers	12,973	12,606
Real estate related (a)	10,554	10,616
Financial services	5,685	4,356
Health care	8,266	7,763
Other industries	18,928	18,505
Total commercial (b)	86,990	83,040
Commercial real estate
Real estate projects (c)	13,036	12,347
Commercial mortgage	7,095	6,308
Total commercial real estate	20,131	18,655
Equipment lease financing	7,314	7,247
Total commercial lending (d)	114,435	108,942
Consumer lending
Home equity
Lines of credit	22,043	23,576
Installment	14,548	12,344
Total home equity	36,591	35,920
Residential real estate
Residential mortgage	14,709	14,430
Residential construction	683	810
Total residential real estate	15,392	15,240
Credit card	4,242	4,303
Other consumer
Education	7,711	8,238
Automobile	10,259	8,708
Other	4,226	4,505
Total consumer lending	78,421	76,914
Total loans	$192,856	$185,856
(a)	Includes loans to customers in the real estate and construction industries.
(b)	During the third quarter of 2013, PNC revised its policy to classify commercial loans initiated through a Special Purpose Entity (SPE) to be reported based upon the industry of the sponsor of the SPE. This resulted in a reclassification of loans amounting to $4.7 billion at December 31, 2012 that were previously classified as Financial Services to other categories within Commercial Lending.
(c)	Includes both construction loans and intermediate financing for projects.
(d)	Construction loans with interest reserves and A/B Note restructurings are not significant to PNC.

The increase in loans of $7.0 billion from December 31, 2012 included an increase in commercial lending of $5.5 billion and an increase in consumer lending of $1.5 billion. The increase in commercial lending was the result of growth in commercial and commercial real estate loans, primarily from an increase in loan commitments to new customers and organic growth. The increase in consumer lending resulted from growth in automobile and home equity loans and purchases of residential real estate loans, partially offset by paydowns of education loans.

The PNC Financial Services Group, Inc. – Form 10-Q    13

Loans represented 62% of total assets at September 30, 2013 and 61% of total assets at December 31, 2012. Commercial lending represented 59% of the loan portfolio at both September 30, 2013 and December 31, 2012. Consumer lending represented 41% of the loan portfolio at both September 30, 2013 and December 31, 2012.

Commercial real estate loans represented 10% of total loans at both September 30, 2013 and December 31, 2012 and represented 7% and 6% of total assets at September 30, 2013 and December 31, 2012, respectively. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our loan portfolio.

Total loans above include purchased impaired loans of $6.4 billion, or 3% of total loans, at September 30, 2013, and $7.4 billion, or 4% of total loans, at December 31, 2012.

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

HIGHER RISK LOANS

Our total ALLL of $3.7 billion at September 30, 2013 consisted of $1.6 billion and $2.1 billion established for the commercial lending and consumer lending categories, respectively. The ALLL included what we believe to be appropriate loss coverage on higher risk loans in the commercial and consumer portfolios. We do not consider government insured or guaranteed loans to be higher risk as defaults have historically been materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans is included in the Credit Risk Management portion of the Risk

Management section of this Financial Review and in Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

PURCHASE ACCOUNTING ACCRETION AND VALUATION OF PURCHASED IMPAIRED LOANS

Information related to purchase accounting accretion and accretable yield for the third quarter and first nine months of 2013 and 2012 follows. Additional information is provided in Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in this Report.

Table 8: Accretion – Purchased Impaired Loans

	Three months ended September 30		Nine months ended September 30
In millions	2013	2012	2013	2012
Accretion on purchased impaired loans
Scheduled accretion	$145	$175	$452	$511
Reversal of contractual interest on impaired loans	(82)	(103)	(250)	(311)
Scheduled accretion net of contractual interest	63	72	202	200
Excess cash recoveries	26	21	87	112
Total	$89	$93	$289	$312

Table 9: Purchased Impaired Loans – Accretable Yield

In millions	2013	2012
January 1	$2,166	$2,109
Addition of accretable yield due to RBC Bank (USA) acquisition on March 2, 2012		587
Scheduled accretion	(452)	(511)
Excess cash recoveries	(87)	(112)
Net reclassifications to accretable from non-accretable and other activity (a)	557	191
September 30 (b)	$2,184	$2,264
(a)	Approximately 60% of the net reclassifications for the first nine months of 2013 were driven by the consumer portfolio and were due to improvements of cash expected to be collected on both RBC Bank (USA) and National City loans in future periods. The remaining net reclassifications were predominantly due to future cash flow changes in the commercial portfolio.
(b)	As of September 30, 2013, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $1.2 billion in future periods. This will offset the total net accretable interest in future interest income of $2.2 billion on purchased impaired loans.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Information related to the valuation of purchased impaired loans at September 30, 2013 and December 31, 2012 follows.

Table 10: Valuation of Purchased Impaired Loans

	September 30, 2013		December 31, 2012
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Unpaid principal balance	$1,071		$1,680
Purchased impaired mark	(289)		(431)
Recorded investment	782		1,249
Allowance for loan losses	(154)		(239)
Net investment	628	59%	1,010	60%
Consumer and residential mortgage loans:
Unpaid principal balance	5,805		6,639
Purchased impaired mark	(189)		(482)
Recorded investment	5,616		6,157
Allowance for loan losses	(907)		(858)
Net investment	4,709	81%	5,299	80%
Total purchased impaired loans:
Unpaid principal balance	6,876		8,319
Purchased impaired mark	(478)		(913)
Recorded investment	6,398		7,406
Allowance for loan losses	(1,061)		(1,097)
Net investment	$5,337	78%	$6,309	76%

The unpaid principal balance of purchased impaired loans decreased to $6.9 billion at September 30, 2013 from $8.3 billion at December 31, 2012 due to payments, disposals and charge-offs of amounts determined to be uncollectible. The remaining purchased impaired mark at September 30, 2013 was $478 million, which was a decrease from $913 million at December 31, 2012. The associated allowance for loan losses remained relatively flat at $1.1 billion. The net investment of $5.3 billion at September 30, 2013 decreased $1.0 billion from $6.3 billion at December 31, 2012. At September 30, 2013, our largest individual purchased impaired loan had a recorded investment of $18 million.

We currently expect to collect total cash flows of $7.5 billion on purchased impaired loans, representing the $5.3 billion net investment at September 30, 2013 and the accretable net interest of $2.2 billion shown in Table 9: Purchased Impaired Loans – Accretable Yield.

WEIGHTED AVERAGE LIFE OF THE PURCHASED IMPAIRED PORTFOLIOS

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of the third quarter of 2013.

Table 11: Weighted Average Life of the Purchased Impaired Portfolios

As of September 30, 2013 In millions	Recorded Investment	WAL (a)
Commercial	$186	2.0 years
Commercial real estate	596	1.8 years
Consumer (b)	2,388	4.5 years
Residential real estate	3,228	5.0 years
Total	$6,398	4.4 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

The PNC Financial Services Group, Inc. – Form 10-Q    15

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

Table 12: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	September 30, 2013	Declining Scenario (a)	Improving Scenario (b)
Expected Cash Flows	$7.5	$(.3)	$.4
Accretable Difference	2.2	(.1)	.1
Allowance for Loan and Lease Losses	(1.1)	(.2)	.3
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans, we assume home price forecast decreases by ten percent and unemployment rate forecast increases by two percentage points; for commercial loans, we assume that collateral values decrease by ten percent.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by ten percent, unemployment rate forecast decreases by two percentage points and interest rate forecast increases by two percentage points; for commercial loans, we assume that collateral values increase by ten percent.

The impact of declining cash flows is primarily reflected as immediate impairment (allowance for loan losses). The impact of increased cash flows is first recognized as a reversal of the allowance with any additional cash flow increases reflected as an increase in accretable yield over the life of the loan.

NET UNFUNDED CREDIT COMMITMENTS

Net unfunded credit commitments are comprised of the following:

Table 13: Net Unfunded Credit Commitments

In millions	September 30 2013	December 31 2012
Total commercial lending (a)	$86,248	$78,703
Home equity lines of credit	18,911	19,814
Credit card	16,971	17,381
Other	4,447	4,694
Total	$126,577	$120,592
(a)	Less than 5% of total net unfunded credit commitments relate to commercial real estate at each date.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $23.5 billion at September 30, 2013 and $22.5 billion at December 31, 2012.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $1.4 billion at both September 30, 2013 and December 31, 2012 and are included in the preceding table primarily within the Total commercial lending category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $10.6 billion at September 30, 2013 and $11.5 billion at December 31, 2012. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Information regarding our Allowance for unfunded loan commitments and letters of credit is included in Note 7 Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

16    The PNC Financial Services Group, Inc. – Form 10-Q

INVESTMENT SECURITIES

Table 14: Investment Securities

	September 30, 2013		December 31, 2012
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Total securities available for sale (a)	$45,046	$45,762	$49,447	$51,052
Total securities held to maturity	11,498	11,702	10,354	10,860
Total securities	$56,544	$57,464	$59,801	$61,912
(a)	Includes $318 million of both amortized cost and fair value of securities classified as corporate stocks and other at September 30, 2013. Comparably, at December 31, 2012, amortized cost and fair value of these corporate stocks and other was $367 million. The remainder of securities available for sale are debt securities.

The carrying amount of investment securities totaled $57.3 billion at September 30, 2013, which was made up of $45.8 billion of securities available for sale carried at fair value and $11.5 billion of securities held to maturity carried at amortized cost. Comparably, at December 31, 2012, the carrying value of investment securities totaled $61.4 billion of which $51.0 billion represented securities available for sale carried at fair value and $10.4 billion of securities held to maturity carried at amortized cost.

The decrease in the carrying amount of investment securities of $4.1 billion since December 31, 2012 resulted primarily from a decline in agency residential mortgage-backed securities due to principal payments partially offset by net purchase activity. Investment securities represented 19% of total assets at September 30, 2013 and 20% at December 31, 2012.

We evaluate our portfolio of investment securities in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. U.S. Treasury and government agencies, agency residential mortgage-backed, and agency commercial mortgage-backed securities collectively represented 56% of the investment securities portfolio at September 30, 2013.

During the third quarter of 2013, we transferred securities with a fair value of $1.9 billion from available for sale to held to maturity. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on Accumulated other comprehensive income and certain capital measures, taking into consideration market conditions and changes to regulatory capital requirements under Basel III capital standards. See additional discussion of this transfer in Note 8 Investment Securities in our Notes To Consolidated Financial Statements included in Part I, Item I of this Report.

At September 30, 2013, the securities available for sale portfolio included a net unrealized gain of $.7 billion, which represented the difference between fair value and amortized cost. The comparable balance at December 31, 2012 was $1.6 billion. The decrease in the net unrealized gain since December 31, 2012 resulted from an increase in market interest rates and widening asset spreads. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet.

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

The weighted-average expected life of investment securities (excluding corporate stocks and other) was 4.6 years at September 30, 2013 and 4.0 years at December 31, 2012.

The duration of investment securities was 2.8 years at September 30, 2013. We estimate that, at September 30, 2013, the effective duration of investment securities was 2.9 years for an immediate 50 basis points parallel increase in interest rates and 2.7 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2012 were 2.3 years and 2.2 years, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    17

The following table provides details regarding the vintage, current credit rating and FICO score of the underlying collateral at origination, where available, for residential mortgage-backed, commercial mortgage-backed and other asset-backed securities held in the available for sale and held to maturity portfolios:

Table 15: Vintage, Current Credit Rating and FICO Score for Asset-Backed Securities

	Agency		Non-agency
As of September 30, 2013 Dollars in millions	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Residential Mortgage- Backed Securities	Commercial Mortgage- Backed Securities	Asset- Backed Securities (a)
Fair Value – Available for Sale	$22,612	$673	$5,645	$3,666	$5,915
Fair Value – Held to Maturity	5,178	1,310	297	2,154	1,082
Total Fair Value	$27,790	$1,983	$5,942	$5,820	$6,997
% of Fair Value:
By Vintage
2013	19%	5%	6%	13%
2012	16%	1%	1%	12%
2011	20%	47%		5%
2010	20%	11%	1%	5%	2%
2009	9%	18%		2%	1%
2008	2%	3%			1%
2007	2%	2%	24%	10%	1%
2006	1%	3%	19%	18%	6%
2005 and earlier	5%	10%	47%	35%	5%
Not Available	6%		2%		84%
Total	100%	100%	100%	100%	100%
By Credit Rating (at September 30, 2013)
Agency	100%	100%
AAA			8%	67%	66%
AA			1%	12%	24%
A			1%	10%	1%
BBB			3%	4%
BB			11%	2%
B			6%	1%	1%
Lower than B			66%		8%
No rating			4%	4%
Total	100%	100%	100%	100%	100%
By FICO Score (at origination)
>720			53%
<720 and >660			35%		6%
<660					2%
No FICO score			12%		92%
Total			100%		100%
(a)	Available for sale asset-backed securities include $2 million of available for sale agency asset-backed securities.

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

18    The PNC Financial Services Group, Inc. – Form 10-Q

Liability Management, Finance and Market Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

For those debt securities where we do not intend to sell and believe we will not be required to sell the securities prior to expected recovery, we recognize the credit portion of OTTI charges in current earnings and the noncredit portion of OTTI is included in Net unrealized gains (losses) on OTTI securities on our Consolidated Statement of Comprehensive Income and net of tax in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet.

We recognized OTTI for the third quarter and first nine months of 2013 and 2012 as follows:

Table 16: Other-Than-Temporary Impairments

	Three months ended September 30		Nine months ended September 30
In millions	2013	2012	2013	2012
Credit portion of OTTI losses (a)
Non-agency residential mortgage-backed		$23	$10	$86
Asset-backed	$2	1	6	9
Other debt				1
Total credit portion of OTTI losses	2	24	16	96
Noncredit portion of OTTI losses (recoveries) (b)		2	(3)	(22)
Total OTTI losses	$2	$26	$13	$74
(a)	Reduction of Noninterest income on our Consolidated Income Statement.
(b)	Included in Accumulated other comprehensive income (loss), net of tax, on our Consolidated Balance Sheet and in Net unrealized gains (losses) on OTTI securities on our Consolidated Statement of Comprehensive Income.

The PNC Financial Services Group, Inc. – Form 10-Q    19

The following table summarizes net unrealized gains and losses recorded on non-agency residential and commercial mortgage-backed securities and other asset-backed securities, which represent our most significant categories of securities not backed by the U.S. government or its agencies. A summary of all OTTI credit losses recognized for the first nine months of 2013 by investment type is included in Note 8 Investment Securities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Table 17: Net Unrealized Gains and Losses on Non-Agency Securities

As of September 30, 2013 In millions	Residential Mortgage- Backed Securities		Commercial Mortgage- Backed Securities		Asset-Backed Securities (a)
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain	Fair Value	Net Unrealized Gain (Loss)
Available for Sale Securities (Non-Agency)
Credit Rating Analysis
AAA	$167	$(1)	$1,937	$37	$3,778	$9
Other Investment Grade (AA, A, BBB)	311	25	1,327	75	1,540	13
Total Investment Grade	478	24	3,264	112	5,318	22
BB	648	(65)	138	4	4
B	382	(10)	58	3	42
Lower than B	3,908	109			524	(5)
Total Sub-Investment Grade	4,938	34	196	7	570	(5)
Total No Rating	229	17	206	3	25	(11)
Total	$5,645	$75	$3,666	$122	$5,913	$6
OTTI Analysis
Investment Grade:
OTTI has been recognized
No OTTI recognized to date	$478	$24	$3,264	$112	$5,318	$22
Total Investment Grade	478	24	3,264	112	5,318	22
Sub-Investment Grade:
OTTI has been recognized	3,319	(36)			538	(5)
No OTTI recognized to date	1,619	70	196	7	32
Total Sub-Investment Grade	4,938	34	196	7	570	(5)
No Rating:
OTTI has been recognized	131	1			25	(11)
No OTTI recognized to date	98	16	206	3
Total No Rating	229	17	206	3	25	(11)
Total	$5,645	$75	$3,666	$122	$5,913	$6
Securities Held to Maturity (Non-Agency)
Credit Rating Analysis
AAA	$297	$1	$1,948	$20	$847	$(2)
Other Investment Grade (AA, A, BBB)			206	7	226	2
Total Investment Grade	297	1	2,154	27	1,073
BB					9
B
Lower than B
Total Sub-Investment Grade					9
Total No Rating
Total	$297	$1	$2,154	$27	$1,082	$–
(a)	Excludes $2 million of available for sale agency asset-backed securities.

20    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage-Backed Securities

At September 30, 2013, our residential mortgage-backed securities portfolio was comprised of $27.8 billion fair value of U.S. government agency-backed securities and $5.9 billion fair value of non-agency (private issuer) securities. The residential mortgage-backed securities are generally collateralized by 1-4 family fixed and floating-rate residential mortgages. The mortgage loans underlying the securities generally have interest rates that are fixed for a period of time, after which the rate adjusts to a floating rate based upon a contractual spread that is indexed to a market rate (i.e., a “hybrid ARM”), or interest rates that are fixed for the term of the loan.

Substantially all of the non-agency securities are senior tranches in the securitization structure and at origination had credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts.

During the first nine months of 2013, we recorded OTTI credit losses of $10 million on non-agency residential mortgage-backed securities. All of the losses were associated with securities rated below investment grade or with no rating. As of September 30, 2013, the net unrealized loss recorded in Accumulated other comprehensive income for non-agency residential mortgage-backed securities for which we have recorded an OTTI credit loss totaled $35 million and the related securities had a fair value of $3.5 billion.

The fair value of sub-investment grade investment securities for which we have not recorded an OTTI credit loss as of September 30, 2013 totaled $1.6 billion, with unrealized net gains of $70 million. Based on the results of our security-level assessments, we anticipate recovering the cost basis of these securities.

Commercial Mortgage-Backed Securities

The fair value of the non-agency commercial mortgage-backed securities portfolio was $5.8 billion at September 30, 2013 and consisted of fixed-rate, private-issuer securities collateralized by non-residential properties, primarily retail properties, office buildings and multi-family housing. The agency commercial mortgage-backed securities portfolio had a fair value of $2.0 billion at September 30, 2013 and consisted of multi-family housing. Substantially all of the securities are the most senior tranches in the subordination structure.

There were no OTTI credit losses on commercial mortgage-backed securities during the first nine months of 2013.

Asset-Backed Securities

The fair value of the asset-backed securities portfolio was $7.0 billion at September 30, 2013. The portfolio consisted of fixed-rate and floating-rate securities collateralized by various consumer credit products, primarily student loans and residential mortgage loans, as well as securities backed by corporate debt. Substantially all of the securities are senior tranches in the securitization structure and have credit protection in the form of credit enhancement, over-collateralization and/or excess spread accounts. Substantially all of the student loans in the securitizations are guaranteed by an agency of the U.S. government.

We recorded OTTI credit losses of $6 million on asset-backed securities during the first nine months of 2013. All of the securities are collateralized by first and second lien residential mortgage loans and are rated below investment grade. As of September 30, 2013, the net unrealized loss recorded in Accumulated other comprehensive income for asset-backed securities for which we have recorded an OTTI credit loss totaled $16 million and the related securities had a fair value of $563 million.

For the sub-investment grade investment securities for which we have not recorded an OTTI loss through September 30, 2013, the fair value was $41 million, with no unrealized net losses recorded. Based on the results of our security-level assessments, we anticipate recovering the cost basis of these securities.

Note 8 Investment Securities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report provides additional information on OTTI losses and further details regarding our process for assessing OTTI.

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

LOANS HELD FOR SALE

Table 18: Loans Held For Sale

In millions	September 30 2013	December 31 2012
Commercial mortgages at fair value	$612	$772
Commercial mortgages at lower of cost or fair value	173	620
Total commercial mortgages	785	1,392
Residential mortgages at fair value	1,554	2,096
Residential mortgages at lower of cost or fair value	59	124
Total residential mortgages	1,613	2,220
Other	1	81
Total	$2,399	$3,693

The PNC Financial Services Group, Inc. – Form 10-Q    21

For commercial mortgages held for sale designated at fair value, we stopped originating these and continue to pursue opportunities to reduce these positions. At September 30, 2013, the balance relating to these loans was $612 million compared to $772 million at December 31, 2012. For commercial mortgages held for sale carried at lower of cost or fair value, we sold $2.1 billion during the first nine months of 2013 compared to $1.4 billion during the first nine months of 2012. All of these loan sales were to government agencies. Total gains of $57 million were recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, during the first nine months of 2013, including $14 million in the third quarter. Comparable amounts were $13 million during the first nine months of 2012 and modest losses in the third quarter.

Residential mortgage loan origination volume was $12.6 billion in the first nine months of 2013 compared to $10.8 billion for the first nine months of 2012. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $12.1 billion of loans and recognized related gains of $470 million during the first nine months of 2013, of which $108 million occurred in the third quarter. The comparable amounts for the first nine months of 2012 were $10.5 billion and $534 million, respectively, including $216 million in the third quarter.

Interest income on loans held for sale was $126 million in the first nine months of 2013, including $41 million in the third quarter. Comparable amounts for 2012 were $127 million and $32 million, respectively. These amounts are included in Other interest income on our Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 3 Loan Sales and Servicing Activities and Variable Interest Entities and Note 9 Fair Value in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets totaled $11.3 billion at September 30, 2013 and $10.9 billion at December 31, 2012. The increase of $.4 billion was primarily due to additions and changes in value of mortgage and other loan servicing rights. See additional information regarding our goodwill and intangible assets in Note 10 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

FUNDING AND CAPITAL SOURCES

Table 19: Details Of Funding Sources

In millions	September 30 2013	December 31 2012
Deposits
Money market	$107,827	$102,706
Demand	73,963	73,995
Retail certificates of deposit	21,488	23,837
Savings	10,957	10,350
Time deposits in foreign offices and other time deposits	1,839	2,254
Total deposits	216,074	213,142
Borrowed funds
Federal funds purchased and repurchase agreements	3,165	3,327
Federal Home Loan Bank borrowings	8,479	9,437
Bank notes and senior debt	11,924	10,429
Subordinated debt	7,829	7,299
Commercial paper	6,994	8,453
Other	1,882	1,962
Total borrowed funds	40,273	40,907
Total funding sources	$256,347	$254,049

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review and Note 20 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for additional information regarding our 2013 capital and liquidity activities.

Total funding sources increased $2.3 billion at September 30, 2013 compared with December 31, 2012.

Total deposits increased $2.9 billion at September 30, 2013 compared with December 31, 2012 due to increases in money market and savings accounts, partially offset by decreases in retail certificates of deposit and time deposits in foreign offices and other time deposits. Interest-bearing deposits represented 68% of total deposits at September 30, 2013 compared to 67% at December 31, 2012. Total borrowed funds decreased $.6 billion since December 31, 2012 as a result of declines in commercial paper and FHLB borrowings, partially offset by higher bank notes and senior debt as well as subordinated debt.

22    The PNC Financial Services Group, Inc. – Form 10-Q

Capital

Table 20: Shareholders’ Equity

In millions	September 30 2013	December 31 2012
Shareholders’ equity
Preferred stock (a)
Common stock	$2,695	$2,690
Capital surplus – preferred stock	3,940	3,590
Capital surplus – common stock and other	12,310	12,193
Retained earnings	22,561	20,265
Accumulated other comprehensive income (loss)	47	834
Common stock held in treasury at cost	(423)	(569)
Total shareholders’ equity	$41,130	$39,003
(a)	Par value less than $.5 million at each date.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $2.1 billion, to $41.1 billion at September 30, 2013, compared with December 31, 2012 primarily reflecting an increase in retained earnings of $2.3 billion (driven by net income of $3.2 billion and the impact of $.9 billion of dividends declared) and an increase of

$.4 billion in capital surplus-preferred stock due to the net issuances of preferred stock. These increases were partially offset by the decline of accumulated other comprehensive income of $.8 billion primarily due to the impact of an increase in market interest rates and widening asset spreads on securities available for sale and derivatives that are part of cash flow hedging strategies. Common shares outstanding were 532 million at September 30, 2013 and 528 million at December 31, 2012.

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

The PNC Financial Services Group, Inc. – Form 10-Q    23

Table 21: Basel I Risk-Based Capital

Dollars in millions	September 30 2013	December 31 2012
Capital components
Shareholders’ equity
Common	$37,190	$35,413
Preferred	3,940	3,590
Trust preferred capital securities	199	331
Noncontrolling interests	986	1,354
Goodwill and other intangible assets (a)	(9,690)	(9,798)
Eligible deferred income taxes on goodwill and other intangible assets	340	354
Pension and other postretirement benefit plan adjustments	730	777
Net unrealized securities (gains)/losses, after-tax	(499)	(1,052)
Net unrealized (gains)/losses on cash flow hedge derivatives, after-tax	(312)	(578)
Other	(219)	(165)
Tier 1 risk-based capital	32,665	30,226
Subordinated debt	5,696	4,735
Eligible allowance for credit losses	3,341	3,276
Total risk-based capital	$41,702	$38,237
Tier 1 common capital
Tier 1 risk-based capital	$32,665	$30,226
Preferred equity	(3,940)	(3,590)
Trust preferred capital securities	(199)	(331)
Noncontrolling interests	(986)	(1,354)
Tier 1 common capital	$27,540	$24,951
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$266,698	$260,847
Adjusted average total assets	293,421	291,426
Basel I capital ratios
Tier 1 common	10.3%	9.6%
Tier 1 risk-based	12.3	11.6
Total risk-based	15.6	14.7
Leverage	11.1	10.4
(a)	Excludes commercial and residential mortgage servicing rights of $1.6 billion at September 30, 2013 and $1.1 billion at December 31, 2012. These assets are included in risk-weighted assets at their applicable risk weights except for a haircut that is included in Other which is a deduction from capital.

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% Basel I regulatory minimum, and they have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels. We seek to manage our capital consistent with these regulatory principles, and believe that our September 30, 2013 capital levels were aligned with them.

The Basel III final rules that become effective on January 1, 2014 would, among other things, eliminate the Tier 1 treatment of trust preferred securities for bank holding companies with $15 billion or more in assets following a phase-in period that begins in 2014. In the third quarter of 2013, we concluded our redemptions of the discounted trust preferred securities assumed in our acquisitions. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2012 Form 10-K and Note 11 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in this Report for additional discussion of our previous redemptions of trust preferred securities.

Our Basel I Tier 1 common capital ratio was 10.3% at September 30, 2013, compared with 9.6% at December 31, 2012. Our Basel I Tier 1 risk-based capital ratio increased 70 basis points to 12.3% at September 30, 2013 from 11.6% at December 31, 2012. Our

24    The PNC Financial Services Group, Inc. – Form 10-Q

Basel I total risk-based capital ratio increased 90 basis points to 15.6% at September 30, 2013 from 14.7% at December 31, 2012. Basel I capital ratios increased in all comparisons primarily due to growth in retained earnings. The net issuance of preferred stock during the nine months ended September 30, 2013 partially offset by the redemption of trust preferred securities favorably impacted the September 30, 2013 Basel I Tier 1 risk-based and Basel I total risk-based capital ratios. Basel I risk-weighted assets increased $5.9 billion to $266.7 billion at September 30, 2013.

At September 30, 2013, PNC and PNC Bank, N.A., our domestic bank subsidiary, were both considered “well capitalized” based on U.S. regulatory capital ratio requirements under Basel I. To qualify as “well-capitalized”, regulators currently require bank holding companies and banks to maintain Basel I capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based, and 5% for leverage. We believe PNC and PNC Bank, N.A. will continue to meet these requirements during the remainder of 2013.

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

We provide information below regarding PNC’s pro forma fully phased-in Basel III Tier 1 common capital ratio and how it differs from the Basel I Tier 1 common capital ratio. This Basel III ratio, which is calculated using PNC’s estimated Basel III advanced approaches risk-weighted assets, will replace the current Basel I ratio for this regulatory metric when PNC exits the parallel run qualification phase.

The Federal Reserve Board announced final rules implementing Basel III on July 2, 2013. Our estimate of Basel III capital information set forth below is based on our current understanding of the final Basel III rules.

Table 22: Estimated Pro forma Basel III Tier 1 Common Capital Ratio

Dollars in millions	September 30 2013	December 31 2012
Basel I Tier 1 common capital	$27,540	$24,951
Less regulatory capital adjustments:
Basel III quantitative limits	(2,011)	(2,330)
Accumulated other comprehensive income (a)	(231)	276
All other adjustments	(49)	(396)
Estimated Basel III Tier 1 common capital	$25,249	$22,501
Estimated Basel III risk-weighted assets	289,063	301,006
Pro forma Basel III Tier 1 common capital ratio	8.7%	7.5%
(a)	Represents net adjustments related to accumulated other comprehensive income for available for sale securities and pension and other postretirement benefit plans.

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

PNC utilizes this capital ratio estimate to assess its Basel III capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions. This Basel III capital estimate is likely to be impacted by any additional regulatory guidance, continued analysis by PNC as to the application of the rules to PNC, and the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.

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

The PNC Financial Services Group, Inc. – Form 10-Q    25

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of September 30, 2013 and December 31, 2012 is included in Note 3 of this Report.

Trust Preferred Securities and REIT Preferred Securities

We are subject to certain restrictions, including restrictions on dividend payments, in connection with $206 million in principal amount of an outstanding junior subordinated debenture associated with $200 million of trust preferred securities that were issued by a subsidiary statutory trust (both amounts as of September 30, 2013). Generally, if there is (i) an event of default under the debenture, (ii) PNC elects to defer interest on the debenture, (iii) PNC exercises its right to defer payments on the related trust preferred security issued by the statutory trust or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II, as described in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in our 2012 Form 10-K. See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our first quarter 2013 redemption of the REIT Preferred Securities issued by PNC Preferred Funding Trust III and additional discussion of redemptions of trust preferred securities.

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 9 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in our 2012 Form 10-K for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value at September 30, 2013 and December 31, 2012, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

Table 23: Fair Value Measurements – Summary

	September 30, 2013		December 31, 2012
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$59,976	$10,662	$68,352	$10,988
Total assets at fair value as a percentage of consolidated assets	19%		22%
Level 3 assets as a percentage of total assets at fair value		18%		16%
Level 3 assets as a percentage of consolidated assets		3%		4%
Total liabilities	$5,045	$570	$7,356	$376
Total liabilities at fair value as a percentage of consolidated liabilities	2%		3%
Level 3 liabilities as a percentage of total liabilities at fair value		11%		5%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

26    The PNC Financial Services Group, Inc. – Form 10-Q

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed and asset-backed securities in the securities available for sale portfolio for which there was limited market activity.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the first nine months of 2013, there were transfers of residential mortgage loans held for sale and loans from Level 2 to Level 3 of $10 million and $22 million, respectively, as a result of reduced market activity in the nonperforming residential mortgage sales market which reduced the observability of valuation inputs. Also during 2013, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $11 million and $21 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $72 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during the first nine months of 2013 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgage loans held for sale and Transfers into Level 3 loans within Table 92: Reconciliation of Level 3 Assets and Liabilities. In the comparable period of 2012, there were transfers of assets and liabilities from Level 2 to Level 3 of $462 million consisting of mortgage-backed available for sale securities transferred as a result of a ratings downgrade which reduced the observability of valuation inputs.

EUROPEAN EXPOSURE

Table 24: Summary of European Exposure

September 30, 2013

	Direct Exposure
	Funded				Unfunded
In millions	Loans	Leases	Securities	Total	Other (a)	Total Direct Exposure	Total Indirect Exposure	Total Exposure
Greece, Ireland, Italy, Portugal and Spain (GIIPS)	$84	$125		$209	$9	$218	$149	$367
Belgium and France		71		71	48	119	598	717
United Kingdom	843	78		921	402	1,323	435	1,758
Europe – Other (b)	106	512	$268	886	50	936	493	1,429
Total Europe (c)	$1,033	$786	$268	$2,087	$509	$2,596	$1,675	$4,271

December 31, 2012

	Direct Exposure
	Funded				Unfunded
In millions	Loans	Leases	Securities	Total	Other (a)	Total Direct Exposure	Total Indirect Exposure	Total Exposure
Greece, Ireland, Italy, Portugal and Spain (GIIPS)	$85	$122		$207	$3	$210	$31	$241
Belgium and France		73	$30	103	35	138	1,083	1,221
United Kingdom	698	32		730	449	1,179	525	1,704
Europe – Other (b)	113	529	168	810	63	873	838	1,711
Total Europe (c)	$896	$756	$198	$1,850	$550	$2,400	$2,477	$4,877
(a)	Includes unfunded commitments, guarantees, standby letters of credit and sold protection credit derivatives.
(b)	Europe – Other primarily consists of Germany, Netherlands, Sweden and Switzerland. For the period ended September 30, 2013, Europe – Other also included Finland and Norway. For the period ended December 31, 2012, Europe – Other also included Denmark.
(c)	Included within Europe – Other is funded direct exposure of $8 million and $168 million consisting of AAA-rated sovereign debt securities at September 30, 2013 and December 31, 2012, respectively. There was no other direct or indirect exposure to European sovereigns as of September 30, 2013 and December 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    27

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

Direct exposure primarily consists of loans, leases, securities, derivatives, letters of credit and unfunded contractual commitments with European entities. As of September 30, 2013, the $2.1 billion of funded direct exposure (.68% of PNC’s total assets) primarily represented $720 million for United Kingdom foreign office loans and $636 million for cross-border leases in support of national infrastructure, which were supported by letters of credit and other collateral having trigger mechanisms that require replacement or collateral in the form of cash or United States Treasury or government securities. The comparable level of direct exposure outstanding at December 31, 2012 was $1.9 billion (.61% of PNC’s total assets), which primarily included $645 million for cross-border leases in support of national infrastructure, $600 million for United Kingdom foreign office loans and $168 million of securities issued by AAA-rated sovereigns.

The $509 million of unfunded direct exposure as of September 30, 2013 was largely comprised of $402 million for unfunded contractual commitments primarily for United Kingdom local office commitments to PNC Business Credit corporate customers on a secured basis or activities supporting our domestic customers export activities through the confirmation of trade letters of credit. Comparably, the $550 million of unfunded direct exposure as of December 31, 2012 was largely comprised of $449 million for unfunded contractual commitments primarily for United Kingdom local office commitments to PNC Business Credit corporate customers on a secured basis or activities supporting our domestic customers export activities through the confirmation of trade letters of credit.

We also track European financial exposures where our clients, primarily U.S. entities, appoint PNC as a letter of credit issuing bank and we elect to assume the joint probability of default risk. As of September 30, 2013 and December 31, 2012, PNC had $1.7 billion and $2.5 billion, respectively, of indirect exposure. For PNC to incur a loss in these indirect exposures, both the obligor and the financial counterparty participating bank would need to default. PNC assesses both the corporate customers and the participating banks for counterparty risk and where PNC has found that a participating bank exposes PNC to unacceptable risk, PNC will reject the participating bank as an acceptable counterparty and will ask the corporate customer to find an acceptable participating bank.

Direct and indirect exposure to entities in the GIIPS countries totaled $367 million as of September 30, 2013, of which $149 million represented indirect exposure for letters of credit with strong underlying obligors, primarily U.S. entities, with participating banks in Ireland, Italy and Spain, $125 million was direct exposure for cross-border leases within Portugal and $67 million represented direct exposure for loans outstanding within Ireland. The comparable amounts as of December 31, 2012 were total direct and indirect exposure of $241 million, consisting of $122 million of direct exposure for cross-border leases within Portugal, $67 million represented direct exposure for loans outstanding within Ireland and $31 million represented indirect exposure for letters of credit with strong underlying obligors, primarily U.S. entities, with participating banks in Ireland, Italy and Spain.

Direct and indirect exposure to entities in Belgium and France totaled $717 million as of September 30, 2013. Direct exposure of $119 million primarily consisted of $69 million for cross-border leases within Belgium and $48 million for unfunded contractual commitments in France. Indirect exposure was $598 million for letters of credit with strong underlying obligors, primarily U.S. entities, with creditworthy participant banks in France and Belgium. The comparable amounts as of December 31, 2012 were total direct and indirect exposure of $1.2 billion of which there was $138 million of direct exposure primarily consisting of $69 million for cross-border leases within Belgium, $35 million for unfunded contractual commitments in France and $30 million of covered bonds issued by a financial institution in France. Indirect exposure at December 31, 2012 was $1.1 billion for letters of credit with strong underlying obligors and creditworthy participant banks in France and Belgium.

28    The PNC Financial Services Group, Inc. – Form 10-Q

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Business segment results, including inter-segment revenues, and a description of each business are included in Note 19 Segment Reporting included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Certain amounts included in this Financial Review differ from those amounts shown in Note 19 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis. Note 19 presents results of businesses for the three months and nine months ended September 30, 2013 and 2012.

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

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. A portion of capital is intended to cover unexpected losses and is assigned to our business segments using our risk-based economic capital model, including consideration of the goodwill at those business segments, as well as the diversification of risk among the business segments, ultimately reflecting PNC’s portfolio risk adjusted capital allocation.

We have allocated the allowances for loan and lease losses and for unfunded loan commitments and letters of credit based on the loan exposures within each business segment’s portfolio. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated. Our allocation of the costs incurred by operations and other shared support areas not directly aligned with the businesses is primarily based on the use of services.

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

The PNC Financial Services Group, Inc. – Form 10-Q    29

RETAIL BANKING

(Unaudited)

Table 25: Retail Banking Table

Nine months ended September 30 Dollars in millions	2013	2012
Income Statement
Net interest income	$3,067	$3,235
Noninterest income
Service charges on deposits	419	404
Brokerage	167	141
Consumer services	679	618
Other	268	253
Total noninterest income	1,533	1,416
Total revenue	4,600	4,651
Provision for credit losses	462	520
Noninterest expense	3,438	3,380
Pretax earnings	700	751
Income taxes	257	276
Earnings	$443	$475
Average Balance Sheet
Loans
Consumer
Home equity	$29,203	$28,136
Indirect auto	7,434	5,047
Indirect other	938	1,212
Education	8,005	9,049
Credit cards	4,106	4,037
Other	2,145	1,987
Total consumer	51,831	49,468
Commercial and commercial real estate	11,311	11,176
Floor plan	1,997	1,745
Residential mortgage	764	974
Total loans	65,903	63,363
Goodwill and other intangible assets	6,127	6,105
Other assets	2,590	2,580
Total assets	$74,620	$72,048
Deposits
Noninterest-bearing demand	$21,096	$19,938
Interest-bearing demand	31,647	27,496
Money market	48,628	46,148
Total transaction deposits	101,371	93,582
Savings	10,812	9,645
Certificates of deposit	21,846	26,448
Total deposits	134,029	129,675
Other liabilities	327	358
Allocated capital	8,923	8,607
Total liabilities and equity	$143,279	$138,640
Performance Ratios
Return on average allocated capital	7%	7%
Return on average assets	.79	.88
Noninterest income to total revenue	33	30
Efficiency	75	73
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$212	$266
Consumer nonperforming assets	1,074	799
Total nonperforming assets (b)	$1,286	$1,065
Purchased impaired loans (c)	$718	$852
Commercial lending net charge-offs	$76	$85
Credit card lending net charge-offs	119	139
Consumer lending (excluding credit card) net charge-offs	350	373
Total net charge-offs	$545	$597
Commercial lending annualized net charge-off ratio	.76%	.88%
Credit card lending annualized net charge-off ratio	3.87%	4.60%
Consumer lending (excluding credit card) annualized net charge-off ratio (d)	.97%	1.07%
Total annualized net charge-off ratio (d)	1.11%	1.26%

At September 30 Dollars in millions, except as noted	2013	2012
Other Information (Continued) (a)
Home equity portfolio credit statistics: (e)
% of first lien positions at origination (f)	52%	41%
Weighted-average loan-to-value ratios (LTVs) (f) (g)	83%	80%
Weighted-average updated FICO scores (h)	745	742
Annualized net charge-off ratio (d)	1.17%	1.21%
Delinquency data: (i)
Loans 30 – 59 days past due	.22%	.25%
Loans 60 – 89 days past due	.09%	.15%
Total accruing loans past due	.32%	.40%
Nonperforming loans	3.13%	2.28%
Other statistics:
ATMs	7,441	7,261
Branches (j)	2,724	2,887
Brokerage account assets (billions)	$40	$38
Customer-related statistics: (in thousands)
Retail Banking checking relationships	6,658	6,451
Retail online banking active customers	4,534	4,117
Retail online bill payment active customers	1,285	1,219
(a)	Presented as of September 30, except for net charge-offs and annualized net charge-off ratios, which are for the nine months ended.
(b)	Includes nonperforming loans of $1.2 billion at September 30, 2013 and $1.0 billion at September 30, 2012.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Ratios for the nine months ended September 30, 2013 include additional consumer charge-offs taken as a result of alignment with interagency guidance on practices for loans and lines of credit we implemented in the first quarter of 2013.
(e)	Lien position, LTV and FICO statistics are based upon customer balances.
(f)	Lien position and LTV calculation at September 30, 2013 reflect the use of revised assumptions where data is missing.
(g)	LTV statistics are based upon current information.
(h)	Represents FICO scores that are updated at least quarterly.
(i)	Data based upon recorded investment. Past due amounts exclude purchased impaired loans, even if contractually past due as we are currently accreting interest income over the expected life of the loans. In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status.
(j)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

Retail Banking earned $443 million in the first nine months of 2013 compared with earnings of $475 million for the same period a year ago. Earnings were lower compared to a year ago as higher noninterest income and lower provision for credit losses were more than offset by lower net interest income and higher noninterest expense.

Retail Banking’s core strategy is to efficiently grow customers by providing an experience that builds customer loyalty and expands loan, investment product, and money management share of wallet. Net checking relationships grew 183,000 in the first nine months of 2013. Growth in checking relationships and strong customer retention was sustained as we continue to make adjustments to our business model by streamlining core checking products, supporting customer migration to self service and consolidating branch offices.

As customer preferences for convenience evolve, we continue to work to provide more cost effective alternate servicing channels. In the first nine months of 2013, approximately 37 percent of consumer customers used non-branch channels for the majority of their transactions compared with 34 percent for

30    The PNC Financial Services Group, Inc. – Form 10-Q

the same period a year ago. Non-branch deposit transactions via ATM and mobile channels increased to 23 percent of total deposit transactions in the first nine months of 2013 compared with 15 percent a year ago.

PNC closed or consolidated 170 branches in the first nine months of the year with plans to close or consolidate an approximate total of 200 branches in 2013. We will continue to invest selectively in new branches and we opened 14 branches in the first nine months of 2013. Retail Banking’s footprint extends across 17 states and Washington, D.C., covering nearly half the U.S. population and serving 5.9 million consumers and 764 thousand small businesses with 2,724 branches and 7,441 ATMs.

Total revenue for the first nine months of 2013 was $4.6 billion, $51 million lower than the same period of 2012. Net interest income of $3.1 billion decreased $168 million compared with the first nine months of 2012. The decrease resulted primarily from spread compression on deposits.

Noninterest income increased $117 million compared to the first nine months of 2012. The increase was driven by growth in brokerage fees and the impact of higher customer-initiated fee based transactions. In addition, during the first nine months of 2013, we sold 4 million Visa Class B common shares resulting in pretax gains of $168 million compared to a pretax gain of $137 million on 5 million shares sold during the same period in 2012.

The provision for credit losses was $462 million and net charge-offs were $545 million in the first nine months of 2013 compared with $520 million and $597 million, respectively, for the same period in 2012. The decrease in provision for credit losses and net charge-offs year-over-year were due to overall credit quality improvement.

Noninterest expense increased $58 million in the first nine months of 2013 compared to the same period of 2012. The increase was primarily attributable to a greater number of months of operating expenses in 2013 associated with the RBC Bank (USA) acquisition, partially offset by lower additions to legal reserves.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers. In the first nine months of 2013, average total deposits of $134.0 billion increased $4.4 billion, or 3%, compared with the same period in 2012.

•

Average transaction deposits grew $7.8 billion, or 8%, and average savings deposit balances grew $1.2 billion, or 12%, year-over-year as a result of organic deposit growth, continued customer preference for liquidity and the RBC Bank (USA) acquisition. In the first nine months of 2013, compared with the same period a year ago, average demand deposits increased $5.3 billion, or 11%, to $52.7 billion and average money market deposits increased $2.5 billion, or 5%, to $48.6 billion.
•	Total average certificates of deposit decreased $4.6 billion or 17% compared to the same period in 2012. The decline in average certificates of deposit was due to the run-off of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy that targets specific products and markets for growth, small businesses, and auto dealerships. In the first nine months of 2013, average total loans were $65.9 billion, an increase of $2.5 billion, or 4%, over the same period in 2012.

•

Average indirect auto loans increased $2.4 billion, or 47%, over the first nine months of 2012. The increase was primarily due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales.

•

Average home equity loans increased $1.1 billion, or 4%, compared with the same period in 2012. The increase was driven by the RBC Bank (USA) acquisition. The remainder of the portfolio grew modestly as increases in term loans were partially offset by declines in lines of credit. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•	Average auto dealer floor plan loans grew $252 million, or 14%, compared with the first nine months of 2012, primarily resulting from dealer line utilization and additional dealer relationships.
•

Average commercial and commercial real estate loans increased $135 million, or 1%, compared with the same period in 2012. The increase was due to the acquisition of RBC Bank (USA). The remainder of the portfolio showed a decline as loan demand was outpaced by paydowns, refinancings, and charge-offs.

•

Average credit card balances increased $69 million, or 2%, compared with the same period of 2012 primarily as a result of the portfolio purchase from RBC Bank (Georgia), National Association in March 2012.

•

Average education loans for the first nine months of 2013 declined $1.0 billion, or 12%, compared with the same period in 2012. The decline was a result of run-off of the discontinued government guaranteed portfolio.

•

Average indirect other and residential mortgages in this segment are primarily run-off portfolios and declined $274 million and $210 million, respectively, compared with the same period in 2012. The indirect other portfolio is comprised of marine, RV, and other indirect loan products.

Nonperforming assets totaled $1.3 billion at September 30, 2013, a 21% increase from a year ago. The increase was primarily in consumer assets and was due to the alignment with interagency guidance on practices for loans and lines of credit related to consumer loans that we implemented in the first quarter of 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    31

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Table 26: Corporate & Institutional Banking Table

Nine months ended September 30 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$2,844	$3,042
Noninterest income
Corporate service fees	820	706
Other	453	373
Noninterest income	1,273	1,079
Total revenue	4,117	4,121
Provision for credit losses (benefit)	4	(9)
Noninterest expense	1,474	1,479
Pretax earnings	2,639	2,651
Income taxes	944	972
Earnings	$1,695	$1,679
Average Balance Sheet
Loans
Commercial	$71,601	$62,150
Commercial real estate	17,240	15,516
Equipment lease financing	6,606	5,904
Total commercial lending	95,447	83,570
Consumer	919	731
Total loans	96,366	84,301
Goodwill and other intangible assets	3,792	3,633
Loans held for sale	1,058	1,233
Other assets	10,936	11,740
Total assets	$112,152	$100,907
Deposits
Noninterest-bearing demand	$40,850	$37,575
Money market	17,355	15,284
Other	6,962	5,862
Total deposits	65,167	58,721
Other liabilities	16,572	17,586
Allocated capital	9,524	9,100
Total liabilities and equity	$91,263	$85,407
Performance Ratios
Return on average allocated capital	24%	25%
Return on average assets	2.02	2.22
Noninterest income to total revenue	31	26
Efficiency	36	36
Commercial Mortgage Servicing Portfolio (in billions)
Beginning of period	$282	$267
Acquisitions/additions	57	29
Repayments/transfers	(41)	(31)
End of period	$298	$265
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$951	$1,043
Capital Markets (c)	$502	$482
Commercial mortgage loans held for sale (d)	$96	$60
Commercial mortgage loan servicing income (e)	166	138
Commercial mortgage servicing rights recovery/(impairment), net of economic hedge (f)	73	15
Total commercial mortgage banking activities	$335	$213
Average Loans (by C&IB business)
Corporate Banking	$50,260	$44,079
Real Estate	21,597	17,933
Business Credit	11,508	9,811
Equipment Finance	9,961	8,899
Other	3,040	3,579
Total average loans	96,366	84,301
Total loans (g)	$99,337	$90,099
Net carrying amount of commercial mortgage servicing rights (g)	$541	$402
Credit-related statistics:
Nonperforming assets (g) (h)	$949	$1,500
Purchased impaired loans (g) (i)	$600	$990
Net charge-offs	$95	$108
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking Review.
(b)	Includes amounts reported in net interest income and corporate service fees.
(c)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(d)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income, primarily in corporate services fees, from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization and a direct write-down of commercial mortgage servicing rights of $24 million recognized in the first quarter of 2012. Commercial mortgage servicing rights (impairment)/recovery, net of economic hedge is shown separately.
(f)	Includes amounts reported in corporate services fees.
(g)	As of September 30.
(h)	Includes nonperforming loans of $.8 billion at September 30, 2013 and $1.3 billion at September 30, 2012.
(i)	Recorded investment of purchased impaired loans related to acquisitions.

Corporate & Institutional Banking earned $1.7 billion in the first nine months of 2013, an increase of $16 million compared with the first nine months of 2012. The increase in earnings was due to an increase in noninterest income and a decrease in income taxes, partially offset by lower net interest income. We continue to focus on building client relationships, including increasing cross sales and adding new clients where the risk-return profile is attractive.

Results for the first nine months of 2013 include the impact of the RBC Bank (USA) acquisition, which added approximately $7.5 billion of loans and $4.8 billion of deposits as of March 2, 2012.

Highlights of Corporate & Institutional Banking’s performance include the following:

•

Corporate & Institutional Banking continued to execute on strategic initiatives, including in the Southeast, by organically growing and deepening client relationships that meet our risk/return measures. Approximately 525 new primary Corporate Banking clients were added in the first nine months of 2013.

•	Loan commitments increased 9% to $190 billion at September 30, 2013 compared to September 30, 2012, primarily due to growth in our Real Estate, Corporate Banking and Business Credit businesses.
•	Period-end loan balances have increased for the twelfth consecutive quarter, including an increase of 1.7% at September 30, 2013 compared with June 30, 2013 and 10.3% compared with September 30, 2012.
•	Our Treasury Management business, which ranks among the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare.
•	Midland Loan Services was the number one servicer of Fannie Mae and Freddie Mac multifamily and healthcare loans and was the second leading servicer of commercial and multifamily loans by volume as of

32    The PNC Financial Services Group, Inc. – Form 10-Q

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

Net interest income was $2.8 billion in the first nine months of 2013, a decrease of $198 million from the first nine months of 2012, reflecting lower spreads on loans and deposits and lower purchase accounting accretion, partially offset by higher average loans and deposits.

Corporate service fees were $820 million in the first nine months of 2013, increasing $114 million compared to the first nine months of 2012. This increase was due to higher commercial mortgage servicing revenue primarily driven by the impact of higher market interest rates on commercial mortgage servicing rights valuations, higher commercial mortgage servicing fees, net of amortization, and higher treasury management fees, partially offset by lower merger and acquisition advisory fees. Corporate service fees are primarily composed of the noninterest income portion of treasury management revenue, corporate finance fees, including revenue from certain capital markets-related products and services, and commercial mortgage servicing revenue.

Other noninterest income was $453 million in the first nine months of 2013 compared with $373 million in the first nine months of 2012. The increase of $80 million was driven by the impact of higher market interest rates on credit valuations related to customer-initiated hedging activities and an increase in revenue from commercial mortgage loans intended for sale driven by an increase in production, which more than offset lower fixed income revenue and customer driven derivatives revenue.

The provision for credit losses was $4 million in the first nine months of 2013 compared with a benefit of $9 million in the first nine months of 2012 reflecting the slower pace of improving credit quality. Net charge-offs were $95 million in the first nine months of 2013, which decreased $13 million, or 12%, compared with the 2012 period primarily attributable to lower levels of commercial real estate and commercial charge-offs.

Nonperforming assets were $949 million, a 37% decrease from September 30, 2012 as a result of improving credit quality.

Noninterest expense was $1.5 billion in the first nine months of 2013, a decrease of $5 million from the comparable period of 2012, primarily driven by lower revenue-related compensation costs, mostly offset by the impact of the RBC Bank (USA) acquisition and higher asset impairments.

The effective tax rate was 35.8% for the first nine months of 2013 compared with 36.7% for the first nine months of 2012. The decrease in the effective tax rate resulted from a one-time tax benefit attributable to an assertion under ASC 740 – Income Taxes that the earnings of certain non-U.S. subsidiaries will be permanently reinvested.

Average loans were $96.4 billion in the first nine months of 2013 compared with $84.3 billion in the first nine months of 2012, an increase of 14% reflecting strong growth across each of the commercial lending products

•

The Corporate Banking business provides lending, treasury management and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and to large corporations. Average loans for this business increased $6.2 billion, or 14%, in the first nine months of 2013 compared with the first nine months of 2012, primarily due to an increase in loan commitments from specialty lending businesses.

•

PNC Real Estate provides commercial real estate and real estate-related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Average loans for this business increased $3.7 billion, or 20%, in the first nine months of 2013 compared with the first nine months of 2012 due to increased originations.

•

PNC Business Credit is one of the top three asset-based lenders in the country, as of year-end 2012, with increasing market share according to the Commercial Finance Association. The loan portfolio is relatively high yielding, with moderate risk as the loans are mainly secured by short-term assets. Average loans increased $1.7 billion, or 17%, in the first nine months of 2013 compared with the first nine months of 2012 due to customers seeking stable lending sources, loan utilization rates and market share expansion.

•

PNC Equipment Finance is the 4th largest bank-affiliated leasing company with over $11 billion in equipment finance assets as of September 30, 2013. Average equipment finance assets for the leasing company in the first nine months of 2013 were $11.3 billion, an increase of $1.2 billion or 12% compared with the first nine months of 2012.

Average deposits were $65.2 billion in the first nine months of 2013, an increase of $6.4 billion, or 11%, compared with the first nine months of 2012 as a result of business growth and inflows into noninterest-bearing and money market deposits.

The commercial mortgage servicing portfolio was $298 billion at September 30, 2013 compared with $265 billion at September 30, 2012 as servicing additions exceeded portfolio run-off.

The PNC Financial Services Group, Inc. – Form 10-Q    33

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

Treasury management revenue comprised of fees and net interest income from customer deposit balances, totaled $951 million for the first nine months of 2013, a decrease of $92 million compared to the first nine months of 2012. Lower spreads on deposits drove the decline in revenue in the first nine months of 2013 compared to the first nine months of 2012. Growth in deposit balances and core businesses such as commercial card, account services, wire and ACH was strong.

Capital markets revenue includes merger and acquisition advisory fees, loan syndications, derivatives, foreign exchange, fees on the asset-backed commercial paper conduit and fixed income activities. Revenue from capital markets-related products and services totaled $502 million in the first nine months of 2013 compared with $482 million in the first nine months of 2012. The increase in the comparison was driven by the impact of higher market interest rates on credit valuations related to customer-initiated hedging activities, mostly offset by lower merger and acquisition advisory fees, customer-driven derivatives and fixed income revenue.

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

Commercial mortgage banking activities resulted in revenue of $335 million in the first nine months of 2013 compared with $213 million in the first nine months of 2012. The increase in the comparison was mainly due to higher net revenue from commercial mortgage servicing, primarily driven by the impact of higher market interest rates on commercial mortgage servicing rights valuations and higher loan originations. The first nine months of 2012 included a direct write-down of commercial mortgage servicing rights of $24 million.

ASSET MANAGEMENT GROUP

(Unaudited)

Table 27: Asset Management Group Table

Nine months ended September 30 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$217	$223
Noninterest income	554	503
Total revenue	771	726
Provision for credit losses	2	13
Noninterest expense	570	537
Pretax earnings	199	176
Income taxes	73	65
Earnings	$126	$111
Average Balance Sheet
Loans
Consumer	$4,950	$4,330
Commercial and commercial real estate	1,043	1,095
Residential mortgage	776	691
Total loans	6,769	6,116
Goodwill and other intangible assets	297	334
Other assets	223	216
Total assets	$7,289	$6,666
Deposits
Noninterest-bearing demand	$1,266	$1,424
Interest-bearing demand	3,472	2,658
Money market	3,752	3,550
Total transaction deposits	8,490	7,632
CDs/IRAs/savings deposits	442	501
Total deposits	8,932	8,133
Other liabilities	60	69
Allocated capital	465	425
Total liabilities and equity	$9,457	$8,627
Performance Ratios
Return on average allocated capital	36%	35%
Return on average assets	2.31	2.22
Noninterest income to total revenue	72	69
Efficiency	74	74
Other Information
Total nonperforming assets (a) (b)	$68	$61
Purchased impaired loans (a) (c)	$100	$118
Total net charge-offs (recoveries)	$(2)	$4
Assets Under Administration (in billions) (a) (d)
Personal	$106	$106
Institutional	131	116
Total	$237	$222
Asset Type
Equity	$132	$120
Fixed Income	70	68
Liquidity/Other	35	34
Total	$237	$222
Discretionary assets under management
Personal	$80	$73
Institutional	42	39
Total	$122	$112
Asset Type
Equity	$65	$57
Fixed Income	40	39
Liquidity/Other	17	16
Total	$122	$112
Nondiscretionary assets under administration
Personal	$26	$33
Institutional	89	77
Total	$115	$110
Asset Type
Equity	$67	$63
Fixed Income	30	29
Liquidity/Other	18	18
Total	$115	$110

34    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	As of September 30.
(b)	Includes nonperforming loans of $64 million at September 30, 2013 and $55 million at September 30, 2012.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

Asset Management Group earned $126 million through the first nine months of 2013 compared with $111 million in the same period in 2012. Assets under administration were $237 billion as of September 30, 2013 compared to $222 billion as of September 30, 2012. Earnings increased due to higher noninterest income from higher assets, partially offset by higher noninterest expense from strategic business investments.

The core growth strategies for the business continued to include investing in higher growth geographies, increasing internal referral sales and adding new front line sales staff. Through the first nine months of 2013, the business delivered strong sales production and benefited from significant referrals from other PNC lines of business. Over time, the successful execution of these strategies and the accumulation of our strong sales performance are expected to create meaningful growth in assets under management and noninterest income.

Highlights of Asset Management Group’s performance during the first nine months of 2013 include the following:

•	Positive net flows of approximately $3.7 billion in discretionary assets under management after adjustments to total net flows for cyclical client activities,
•	New primary client acquisition increased 36% over the comparable period of 2012,
•	Strong sales production, up 22% over the first nine months of 2012,
•	Significant referrals from other PNC lines of business, an increase of 55% over the comparable period of 2012, and
•	Continuing levels of new business investment and focused hiring to drive growth resulting in a 6% increase in personnel at September 30, 2013 versus September 30, 2012.

Assets under administration were $237 billion at September 30, 2013, an increase of $15 billion compared to a year ago. Discretionary assets under management were $122 billion at September 30, 2013 compared with $112 billion at September 30, 2012. The increase was driven by higher equity markets and positive net flows, after adjustments to total net flows for cyclical client activities, due to strong sales performance.

Total revenue for the first nine months of 2013 was $771 million compared with $726 million for the same period in 2012. Net interest income was $217 million for the first nine months of 2013 compared with $223 million in the same period in 2012. Noninterest income was $554 million for the first nine months of 2013, an increase of $51 million, or 10%, from the prior year period due to stronger average equity markets in the respective periods and positive net flows.

Provision for credit losses was $2 million for the first nine months of 2013 compared to $13 million for the same period of 2012.

Noninterest expense was $570 million in the first nine months of 2013, an increase of $33 million, or 6%, from the prior year period. The increase was attributable to compensation expense. Over the last 12 months, total full-time headcount has increased by approximately 204 positions, or 6%. Asset Management Group remains focused on disciplined expense management as it invests in strategic growth opportunities.

Average deposits for the first nine months of 2013 increased $799 million, or 10%, over the prior year period. Average transaction deposits grew 11% to $8.5 billion compared with the first nine months of 2012 and were partially offset by the run-off of maturing certificates of deposit. Average loan balances of $6.8 billion increased $.7 billion, or 11%, from the prior year period due to continued growth in the consumer loan portfolio, primarily home equity installment loans, due to a favorable interest rate environment.

The PNC Financial Services Group, Inc. – Form 10-Q    35

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Table 28: Residential Mortgage Banking Table

Nine months ended September 30 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$145	$156
Noninterest income
Loan servicing revenue
Servicing fees	118	157
Net MSR hedging gains	120	117
Loan sales revenue
Provision for residential mortgage repurchase obligations	(71)	(507)
Loan sales revenue	470	534
Other	(9)	11
Total noninterest income	628	312
Total revenue	773	468
Provision for credit losses (benefit)	24	(7)
Noninterest expense	602	659
Pretax earnings	147	(184)
Income taxes (benefit)	54	(68)
Earnings (loss)	$93	$(116)
Average Balance Sheet
Portfolio loans	$2,429	$2,773
Loans held for sale	2,083	1,733
Mortgage servicing rights (MSR)	895	636
Other assets	4,763	6,521
Total assets	$10,170	$11,663
Deposits	$3,100	$2,317
Borrowings and other liabilities	3,002	4,206
Allocated capital	1,571	1,160
Total liabilities and equity	$7,673	$7,683
Performance Ratios
Return on average allocated capital	8%	(13)%
Return on average assets	1.22	(1.33)
Noninterest income to total revenue	81	67
Efficiency	78	141
Residential Mortgage Servicing Portfolio – Third-Party (in billions)
Beginning of period	$119	$118
Acquisitions	8	15
Additions	12	10
Repayments/transfers	(24)	(24)
End of period	$115	$119
Servicing portfolio – third-party statistics: (a)
Fixed rate	92%	91%
Adjustable rate/balloon	8%	9%
Weighted-average interest rate	4.63%	5.06%
MSR capitalized value (in billions)	$1.1	$.6
MSR capitalization value (in basis points)	90	50
Weighted-average servicing fee (in basis points)	28	29
Residential Mortgage Repurchase Reserve
Beginning of period	$614	$83
Provision	71	507
RBC Bank (USA) acquisition		26
Losses – loan repurchases and settlements	(214)	(195)
End of Period	$471	$421
Other Information
Loan origination volume (in billions)	$12.6	$10.8
Loan sale margin percentage	3.72%	4.94%
Percentage of originations represented by:
Agency and government programs	100%	100%
Purchase volume (b)	28%	24%
Refinance volume	72%	76%
Total nonperforming assets (a) (c)	$205	$82
Purchased impaired loans (a) (d)	$(2)	$69
(a)	As of September 30.
(b)	Mortgages with borrowers as part of residential real estate purchase transactions.
(c)	Includes nonperforming loans of $158 million at September 30, 2013 and $39 million at September 30, 2012.
(d)	Recorded investment of purchased impaired loans related to acquisitions.

Residential Mortgage Banking reported earnings of $93 million in the first nine months of 2013 compared with a net loss of $116 million in the first nine months of 2012. Earnings increased from the prior year nine month period primarily as a result of decreased provision for residential mortgage repurchase obligations.

The strategic focus of the business is the acquisition of new customers through a retail loan officer sales force with an emphasis on home purchase transactions. Our strategy involves competing on the basis of superior service to new and existing customers in serving their home purchase and refinancing needs. A key consideration in pursuing this approach is the cross-sell opportunity, especially in the bank footprint markets.

Residential Mortgage Banking overview:

•

Total loan originations were $12.6 billion for the first nine months of 2013 compared with $10.8 billion in the comparable period of 2012. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs (VA) agency guidelines. Refinancings were 72% of originations for the first nine months of 2013 and 76% in the first nine months of 2012. During the first nine months of 2013, 33% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2).

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At September 30, 2013, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $471 million compared with $421 million at September 30, 2012. See the Recourse And Repurchase Obligations section of this Financial Review and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

36    The PNC Financial Services Group, Inc. – Form 10-Q

–

PNC over the last several years has experienced elevated levels of residential mortgage loan repurchase demands reflecting a change in behavior and demand patterns of two government-sponsored enterprises, FNMA and FHLMC, primarily related to loans sold in 2008 and prior in agency securitizations. In October 2013, PNC reached an agreement in principle with FNMA to resolve its repurchase demands with respect to loans sold between 2000 and 2008. The resolution remains subject to, among other things, final documentation and board and regulatory approvals. The amount of the settlement had been fully accrued as of September 30, 2013.

•

Residential mortgage loans serviced for others totaled $115 billion at September 30, 2013 and $119 billion at September 30, 2012 as payoffs continued to outpace new direct loan origination volume and acquisitions.

•

Noninterest income was $628 million in the first nine months of 2013 compared with $312 million in the first nine months of 2012. Declines in loan sales revenue and servicing fees were more than offset by lower provision for residential mortgage repurchase obligations.

•	Provision for credit losses was $24 million in the first nine months of 2013 compared with a benefit of $7 million in the first nine months of 2012.
•	Net interest income was $145 million in the first nine months of 2013 compared with $156 million in the first nine months of 2012.
•

Noninterest expense was $602 million in the first nine months of 2013 compared with $659 million in the first nine months of 2012. Increased expense on higher loan origination volumes was more than offset by lower residential mortgage foreclosure-related expenses and legal expenses.

•

The fair value of mortgage servicing rights was $1.1 billion at September 30, 2013 compared with $.6 billion at September 30, 2012. The increase was due to higher residential mortgage interest rates at September 30, 2013.

BLACKROCK

(Unaudited)

Table 29: BlackRock Table

Information related to our equity investment in BlackRock follows:

Nine months ended September 30 Dollars in millions	2013	2012
Business segment earnings (a)	$338	$283
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At September 30.

In billions	September 30 2013	December 31 2012
Carrying value of PNC’s investment in BlackRock (c)	$5.9	$5.6
Market value of PNC’s investment in BlackRock (d)	9.7	7.4
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.9 billion at both September 30, 2013 and December 31, 2012. Our voting interest in BlackRock common stock was approximately 21% at September 30, 2013.
(d)	Does not include liquidity discount.

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

On January 31, 2013, we transferred 205,350 shares of BlackRock Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. The transfer reduced Other assets and Other liabilities on our Consolidated Balance Sheet by $33 million. At September 30, 2013, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock which are available to fund our obligation in connection with the BlackRock LTIP programs.

Our 2012 Form 10-K includes additional information about our investment in BlackRock.

The PNC Financial Services Group, Inc. – Form 10-Q    37

NON-STRATEGIC ASSETS PORTFOLIO

(Unaudited)

Table 30: Non-Strategic Assets Portfolio Table

Nine months ended September 30 Dollars in millions	2013	2012
Income Statement
Net interest income	$528	$633
Noninterest income	47	(8)
Total revenue	575	625
Provision for credit losses	38	129
Noninterest expense	126	214
Pretax earnings	411	282
Income taxes	151	104
Earnings	$260	$178
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$430	$952
Lease financing	689	674
Total commercial lending	1,119	1,626
Consumer Lending:
Home equity	4,071	4,671
Residential real estate	5,713	6,303
Total consumer lending	9,784	10,974
Total portfolio loans	10,903	12,600
Other assets (a)	(665)	(324)
Total assets	$10,238	$12,276
Deposits and other liabilities	$235	$182
Allocated capital	1,094	1,255
Total liabilities and equity	$1,329	$1,437
Performance Ratios
Return on average allocated capital	32%	19%
Return on average assets	3.40	1.94
Noninterest income to total revenue	8	(1)
Efficiency	22	34
Other Information
Nonperforming assets (b) (c)	$863	$1,056
Purchased impaired loans (b) (d)	$4,966	$5,702
Net charge-offs (e)	$163	$239
Annualized net charge-off ratio (e)	2.00%	2.53%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$270	$795
Lease financing	675	680
Total commercial lending	945	1,475
Consumer Lending
Home equity	3,844	4,408
Residential real estate	5,434	6,272
Total consumer lending	9,278	10,680
Total loans	$10,223	$12,155

(a)	Other assets includes deferred taxes, ALLL and OREO. Other assets were negative in both periods due to the ALLL.
(b)	As of September 30.
(c)	Includes nonperforming loans of $.7 billion at both September 30, 2013 and September 30, 2012.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At September 30, 2013, this segment contained 78% of PNC’s purchased impaired loans.
(e)	For the nine months ended September 30.

This business segment consists primarily of non-strategic assets obtained through acquisitions of other companies. Non-Strategic Assets Portfolio earned $260 million in the first nine months of 2013 compared with $178 million in the first nine months of 2012. Earnings increased year-over-year due to lower provision for credit losses and lower noninterest expense partially offset by lower net interest income.

The first nine months of 2013 included the impact of the March 2012 RBC Bank (USA) acquisition, which added approximately $1.0 billion of residential real estate loans, $.2 billion of commercial/commercial real estate loans and $.2 billion of OREO assets. Of these assets, $1.0 billion were deemed purchased impaired loans.

Non-Strategic Assets Portfolio overview:

•

Net interest income was $528 million in the first nine months of 2013 compared with $633 million in the first nine months of 2012. The decrease was driven by lower purchase accounting accretion as well as lower average loan balances.

•

Noninterest income was $47 million in the first nine months of 2013 compared with a loss of $8 million in the first nine months of 2012. The increase was driven by lower provision for estimated losses on home equity repurchase obligations.

•

The provision for credit losses was $38 million in the first nine months of 2013 compared with $129 million in the first nine months of 2012 driven by an increase in expected cash flows on purchased impaired loans.

•

Noninterest expense in the first nine months of 2013 was $126 million compared with $214 million in the first nine months of 2012. The decrease was driven by lower commercial OREO write-downs and lower shared service expenses on consumer loans.

•

Average portfolio loans declined to $10.9 billion in the first nine months of 2013 compared with $12.6 billion in the first nine months of 2012. The overall decline was driven by customer payment activity and portfolio management activities to reduce under-performing assets, partially offset by the addition of loans from the March 2012 RBC Bank (USA) acquisition.

•

Nonperforming loans were at $.7 billion at September 30, 2013 and September 30, 2012. The consumer lending portfolio comprised 88% of the nonperforming loans in this segment at September 30, 2013. Nonperforming consumer loans increased $59 million from September 30, 2012, due to alignment with interagency guidance in the first quarter of 2013. The commercial lending portfolio comprised 12% of the nonperforming loans as of September 30, 2013. Nonperforming commercial loans decreased $85 million from September 30, 2012.

38    The PNC Financial Services Group, Inc. – Form 10-Q

•	Net charge-offs were $163 million in the first nine months of 2013 and $239 million in the first nine months of 2012 primarily due to lower charge-offs on home equity loans.

The business activity of this segment is to manage the wind-down of the portfolio while maximizing the value and mitigating risk. The fair value marks taken upon acquisition of the assets, the team we have in place and targeted asset resolution strategies help us to manage these assets.

•

The Commercial Lending portfolio declined 36% since September 30, 2012. Commercial and commercial real estate loans declined 66% to $.3 billion while the lease financing portfolio remained relatively flat at $.7 billion. The leases are long-term with relatively low credit risk.

•

The Consumer Lending portfolio declined $1.4 billion, or 13%, when compared to September 30, 2012. The portfolio’s credit quality has stabilized through actions taken by management. We have implemented various refinance programs, line management programs and loss mitigation programs to mitigate risks within this portfolio while assisting borrowers to maintain home ownership when possible.

•

When loans are sold, we may assume certain loan repurchase obligations to indemnify investors against losses or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. From 2005 to 2007, home equity loans were sold with such contractual provisions. At September 30, 2013, the liability for estimated losses on repurchase and indemnification claims for the Non-Strategic Assets Portfolio was $23 million compared to $62 million at September 30, 2012. See the Recourse And Repurchase Obligations section of this Financial Review and Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information.

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

The following critical accounting estimate and judgment has been updated during the first nine months of 2013.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the ALLL and the Allowance For Unfunded Loan Commitments And Letters Of Credit at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio and on these unfunded credit facilities as of the balance sheet date. Our

The PNC Financial Services Group, Inc. – Form 10-Q    39

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

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.6 billion, or 43%, of the ALLL at September 30, 2013 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $2.1 billion, or 57%, of the ALLL at September 30, 2013 has been allocated to these consumer lending categories.

RECENTLY PROPOSED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (FASB) issued Proposed Accounting Standards Update (ASU), Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Collateralized Mortgage Loans upon a Troubled Debt Restructuring. This exposure draft would clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon (1) the creditor obtaining legal title to the residential real estate property or (2) completion of a deed in lieu of foreclosure or similar legal agreement under which the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan, even though the legal title may not yet have passed. The exposure draft would also require additional disclosures, including: (1) a rollforward schedule reconciling the change from the beginning to the ending balance of foreclosed properties at every reporting period and (2) the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure. The effective date has not yet been determined. We are evaluating the impact of the proposal on our financial statements.

In July 2013, the FASB issued Proposed ASU, Consolidation (Topic 810): Measuring the Financial Liabilities of a Consolidated Collateralized Financing Entity. This Proposed ASU would define “collateralized financing entity” and allow a reporting entity that consolidates a collateralized financing entity and recognizes the associated financial assets at fair value, to measure the financial liabilities based on the fair value of the financial assets. The reporting entity would allocate this value to individual liabilities on a reasonable and consistent basis. The Proposed ASU would allow for a modified retrospective transition approach, which includes a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Early adoption would be permitted. The effective date has not yet been determined. We are evaluating the impact of the proposal on our financial statements.

For information on Recently Proposed Accounting Standards released prior to the third quarter, see Critical Accounting Estimates And Judgments in the Management Discussion and Analysis included in Part I, Item I of our First Quarter 2013 Form 10-Q and our Second Quarter 2013 Form 10-Q.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on Recently Issued Accounting Pronouncements, see Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item I of this Report regarding the impact of the adoption of new accounting guidance issued by the FASB.

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (plan or pension plan) covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are applied as a percentage of eligible compensation. We calculate the expense associated with the pension plan, and the assumptions and methods that we use reflect trust assets at their fair market value. On an annual basis, we review the actuarial assumptions related to the pension plan.

We currently estimate a pretax pension expense of $74 million in 2013 compared with pretax expense of $89 million in 2012. This year-over-year expected decrease reflects the impact of favorable returns on plan assets experienced in 2012, as well as the effects of the lower discount rate required to be used in 2013.

40    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    41

Indemnification and repurchase claims are often settled on an individual basis through make-whole payments or loan repurchases, although we may also negotiate pooled settlements with investors. In connection with pooled settlements, we typically do not repurchase loans and the consummation of such transactions generally results in us no longer having indemnification and repurchase exposure with the investor in the transaction.

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

Table 32: Analysis of Quarterly Residential Mortgage Repurchase Claims by Vintage

Dollars in millions	September 30 2013	June 30 2013	March 31 2013	December 31 2012	September 30 2012
2004 & Prior	$41	$51	$12	$11	$15
2005	48	7	10	8	10
2006	27	19	28	23	30
2007	58	36	108	45	137
2008	7	9	15	7	23
2008 & Prior	181	122	173	94	215
2009 – 2013	16	14	50	38	52
Total	$197	$136	$223	$132	$267
FNMA, FHLMC and GNMA %	90%	92%	95%	94%	87%

Table 33: Analysis of Quarterly Residential Mortgage Unresolved Asserted Indemnification and Repurchase Claims

Dollars in millions	September 30 2013	June 30 2013	March 31 2013	December 31 2012	September 30 2012
FNMA, FHLMC and GNMA Securitizations	$148	$96	$165	$290	$430
Private Investors (a)	24	37	45	47	82
Total unresolved claims	$172	$133	$210	$337	$512
FNMA, FHLMC and GNMA %	86%	72%	79%	86%	84%
(a)	Activity relates to loans sold through Non-Agency securitization and loan sale transactions.

42    The PNC Financial Services Group, Inc. – Form 10-Q

The table below details our indemnification and repurchase claim settlement activity during the first nine months and the third quarter of 2013 and 2012.

Table 34: Analysis of Residential Mortgage Indemnification and Repurchase Claim Settlement Activity

	2013			2012
Nine months ended September 30 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC and GNMA securitizations	$338	$190	$83	$267	$155	$62
Private investors (e)	36	24	5	65	40	4
Total indemnification and repurchase settlements	$374	$214	$88	$332	$195	$66

	2013			2012
Three months ended September 30 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC, and GNMA securitizations	$74	$37	$16	$114	$66	$24
Private investors (e)	13	9	2	19	12
Total indemnification and repurchase settlements	$87	$46	$18	$133	$78	$24
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and loan sale transactions.

The following table presents delinquent loans (loans 90 days or more past due) by vintage relating to the residential mortgages we service through Agency securitizations, and for which we could experience a loss if required to repurchase a delinquent loan due to a breach in representations and warranties.

Table 35: Analysis of Serviced Residential Mortgage Delinquent Loans (Loans 90 Days or More Past Due) by Vintage

	September 30, 2013		December 31, 2012
In millions	Principal Balance	Delinquent Loans	Principal Balance	Delinquent Loans
Loans securitized
Residential mortgages
FNMA, FHLMC and GNMA Securitizations
2004 & Prior	$14,836	$694	$19,383	$913
2005	4,499	387	6,267	515
2006	2,375	245	3,284	343
2007	4,059	459	5,873	668
2008	2,947	139	4,388	201
2008 & Prior	28,716	1,924	39,195	2,640
2009-2013	41,347	178	36,182	187
Total FNMA, FHLMC and GNMA Securitizations	$70,063	$2,102	$75,377	$2,827

During 2012 and the first nine months of 2013, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: (i) misrepresentation of income, assets or employment; (ii) property evaluation or status issues (e.g., appraisal, title, etc.); (iii) underwriting guideline violations; or (iv) mortgage insurance rescissions. During 2012, FNMA and FHLMC expanded their efforts to reduce their exposure to losses on purchased loans resulting in a dramatic increase in second and third quarter 2012 repurchase claims, primarily on the 2006-2008 vintages, but also on other vintages. Included in this higher volume were repurchase claims made on loans in later stages of default than had previously been observed. For example, in the second quarter of 2012, we experienced repurchase claims on loans which had defaulted more than two years prior to the claim date, which was inconsistent with historical activity. In December 2012, PNC

The PNC Financial Services Group, Inc. – Form 10-Q    43

discussed with FNMA and FHLMC their intentions to further expand their purchased loan review activities in 2013 with a focus on 2004 and 2005 vintages, as well as certain loan modifications and aged default loans not previously reviewed. Based on those discussions, we expected an increase in repurchase claims in 2013 and increased the liability for estimated losses on indemnification and repurchase claims accordingly during the fourth quarter of 2012. Additional discussions with FNMA and FHLMC during the second quarter of 2013 resulted in further refinements to incremental file request expectations, primarily relating to older vintages. As a result, the liability for estimated losses on indemnification and repurchase claims was increased in June 2013 to reflect this expected additional claim activity. Repurchase file request and claim activity in the third quarter of 2013 were consistent with these expectations.

At September 30, 2013 and December 31, 2012, the liability for estimated losses on indemnification and repurchase claims for residential mortgages totaled $471 million and $614 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of September 30, 2013 and December 31, 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

In October 2013, PNC reached an agreement in principle with FNMA to resolve its repurchase demands with respect to loans sold between 2000 and 2008. The resolution remains subject to, among other things, final documentation and board and regulatory approvals. The amount of the settlement had been fully accrued as of September 30, 2013.

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

The following table details the unpaid principal balance of our unresolved home equity indemnification and repurchase claims at September 30, 2013 and December 31, 2012.

Table 36: Analysis of Home Equity Unresolved Asserted Indemnification and Repurchase Claims

In millions	Sept. 30 2013	Dec. 31 2012
Home equity loans/lines:
Private investors (a)	$20	$74
(a)	Activity relates to brokered home equity loans/lines sold through loan sale transactions which occurred during 2005-2007.

The table below details our home equity indemnification and repurchase claim settlement activity during the first nine months and the third quarter of 2013 and 2012.

Table 37: Analysis of Home Equity Indemnification and Repurchase Claim Settlement Activity

	2013			2012
Nine months ended September 30 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Home equity loans/lines:
Private investors – Repurchases (e)	$6	$33	$1	$19	$16	$3

	2013			2012
Three months ended September 30 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c) (d)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c) (d)
Home equity loans/lines:
Private investors – Repurchases (e)	$1	$1		$3	$3
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability. Losses incurred in the first nine months of 2013 also includes amounts for settlement payments.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Activity was less than $.5 million for the three months ended September 30, 2013 and September 30, 2012.
(e)	Activity relates to brokered home equity loans/lines sold through loan sale transactions which occurred during 2005-2007.

44    The PNC Financial Services Group, Inc. – Form 10-Q

During 2012 and the first nine months of 2013, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: (i) misrepresentation of income, assets or employment, (ii) property evaluation or status issues (e.g., appraisal, title, etc.) or (iii) underwriting guideline violations. The lower balance of unresolved indemnification and repurchase claims at September 30, 2013 is attributed to settlement activity in 2013. The lower first nine months of 2013 repurchase activity was affected by lower claim activity and lower inventory of claims.

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

At September 30, 2013 and December 31, 2012, the liability for estimated losses on indemnification and repurchase claims for home equity loans/lines was $23 million and $58 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all home equity loans/lines sold and outstanding as of September 30, 2013 and December 31, 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 18 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

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

ASSET QUALITY OVERVIEW

Asset quality trends for the first nine months of 2013, which include the impact of alignment with interagency supervisory guidance during the first quarter of 2013, improved from both December 31, 2012 and September 30, 2012.

•

Nonperforming assets decreased from $3.8 billion at December 31, 2012 to $3.6 billion as of September 30, 2013 mainly due to a reduction in total commercial nonperforming loans, primarily related to commercial real estate. OREO also added to the decline in nonperforming assets due to an increase in sales. Nonperforming consumer troubled debt restructurings decreased as more loans returned to performing status upon achieving six months of performance under the restructured terms. That and other principal activity within consumer loans caused a decrease in consumer nonperforming loans. These decreases were offset by the impact from the alignment with interagency supervisory guidance for loans and lines of credit related to consumer loans which resulted in $426 million of loans being classified as nonperforming in the first quarter of 2013.

•

Overall loan delinquencies of $2.7 billion decreased $1.1 billion, or 29%, from year-end 2012 levels. The reduction was due to a reduction in government insured residential real estate accruing loans past due 90 days or more of approximately $370 million, the majority of which we took possession and conveyed the real estate, or are in the process of conveyance and claim resolution. Additionally, there was a decline in total consumer loan delinquencies of $395

The PNC Financial Services Group, Inc. – Form 10-Q    45

million during the first quarter of 2013, pursuant to alignment with interagency supervisory guidance whereby loans were moved from various delinquency categories to either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing, or charged off.

•

Third quarter 2013 net charge-offs were $224 million, down 32% from third quarter 2012 net charge-offs of $331 million primarily due to improving credit quality. Nine months ending September 30, 2013 net charge-offs were $888 million, down from nine months ending September 30, 2012 net charge-offs of $979 million, due to improving credit quality in the second and third quarters of 2013, which was partially offset by the impact of alignment with interagency supervisory guidance in the first quarter of 2013 which increased charge-offs as discussed above.

•

Provision for credit losses decreased to $137 million in the third quarter of 2013 compared with $228 million for the third quarter of 2012. Provision for credit losses for the nine months ending September 30, 2013 declined to $530 million compared with $669 million for the nine months ending September 30, 2012. The declines in the comparisons were driven primarily by overall credit quality improvement, which included improvement in our purchased impaired loan portfolio.

•	The level of ALLL decreased to $3.7 billion at September 30, 2013 from $4.0 billion at both December 31, 2012 and September 30, 2012.

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

NONPERFORMING ASSETS, INCLUDING OREO AND FORECLOSED ASSETS

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. The major categories of nonperforming assets are presented in Table 38: Nonperforming Assets By Type.

In the first quarter of 2013, we completed our alignment of certain nonaccrual and charge-off policies consistent with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending. This alignment primarily related to (i) subordinate consumer loans (home equity loans and lines and residential mortgages) where the first-lien loan was 90 days or more past due, (ii) government guaranteed loans where the guarantee may not result in collection of substantially all contractual principal and interest and (iii) loans with borrowers in bankruptcy. In the first quarter of 2013, nonperforming loans increased by $426 million and net charge-offs increased by $134 million as a result of completing the alignment of the aforementioned policies. Additionally, overall delinquencies decreased $395 million due to loans now being reported as either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing or having been charged off. Certain consumer nonperforming loans were charged-off to the respective collateral value less costs to sell, and any associated allowance at the time of charge-off was reduced to zero. Therefore, the charge-off activity resulted in a reduction to the allowance. As the interagency guidance was adopted, incremental provision for credit losses was recorded if the related loan charge-off exceeded the associated allowance. The decline in the consumer provision for credit losses was primarily due to the decline in delinquent loans, which more than offset any increase in provision from the alignment with interagency guidance. Subsequent declines in collateral value for these loans will result in additional charge-offs to maintain recorded investment at collateral value less costs to sell. The impact of the alignment of the policies was considered in our reserving process in the determination of our ALLL at December 31, 2012. See Table 38: Nonperforming Assets By Type, Table 40: Change in Nonperforming Assets, Table 41: Accruing Loans Past Due 30 To 59 Days, Table 42: Accruing Loans Past Due 60 To 89 Days, Table 43: Accruing Loans Past Due 90 Days Or More, and Table 49: Allowance for Loan and Lease Losses for additional information.

At September 30, 2013, TDRs included in nonperforming loans were $1.5 billion, or 45%, of total nonperforming loans compared to $1.6 billion, or 49%, of total nonperforming loans as of December 31, 2012. Within consumer nonperforming loans, residential real estate TDRs comprise 55% of total residential real estate nonperforming loans at September 30, 2013, down from 64% at December 31, 2012. Home equity TDRs comprise 54% of home equity nonperforming loans at September 30, 2013, down from 70% at December 31, 2012. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

At September 30, 2013, our largest nonperforming asset was $36 million in the Real Estate, Rental and Leasing Industry and our average nonperforming loans associated with commercial lending were under $1 million. Eight of our ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 27% and 4% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of September 30, 2013.

46    The PNC Financial Services Group, Inc. – Form 10-Q

Table 38: Nonperforming Assets By Type

In millions	September 30 2013	December 31 2012
Nonperforming loans
Commercial lending
Commercial
Retail/wholesale trade	$72	$61
Manufacturing	61	73
Service providers	109	124
Real estate related (a)	142	178
Financial services	11	9
Health care	26	25
Other industries	77	120
Total commercial	498	590
Commercial real estate
Real estate projects (b)	493	654
Commercial mortgage	105	153
Total commercial real estate	598	807
Equipment lease financing	6	13
Total commercial lending	1,102	1,410
Consumer lending (c)
Home equity (d)	1,137	951
Residential real estate
Residential mortgage (d)	891	824
Residential construction	11	21
Credit card	4	5
Other consumer (d)	61	43
Total consumer lending	2,104	1,844
Total nonperforming loans (e)	3,206	3,254
OREO and foreclosed assets
Other real estate owned (OREO) (f)	403	507
Foreclosed and other assets	13	33
Total OREO and foreclosed assets	416	540
Total nonperforming assets	$3,622	$3,794
Amount of commercial lending nonperforming loans contractually current as to remaining principal and interest	$337	$342
Percentage of total commercial lending nonperforming loans	31%	24%
Amount of TDRs included in nonperforming loans	$1,451	$1,589
Percentage of total nonperforming loans	45%	49%
Nonperforming loans to total loans	1.66%	1.75%
Nonperforming assets to total loans, OREO and foreclosed assets	1.87	2.04
Nonperforming assets to total assets	1.17	1.24
Allowance for loan and lease losses to total nonperforming loans (g)	115	124
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(d)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, nonperforming home equity loans increased $214 million, nonperforming residential mortgage loans increased $187 million and nonperforming other consumer loans increased $25 million. Charge-offs have been taken on these loans where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $134 million.
(e)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(f)	OREO excludes $264 million and $380 million at September 30, 2013 and December 31, 2012, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the FHA or guaranteed by the VA.
(g)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for additional information.

Table 39 : OREO and Foreclosed Assets

In millions	September 30 2013	December 31 2012
Other real estate owned (OREO):
Residential properties	$153	$167
Residential development properties	83	135
Commercial properties	167	205
Total OREO	403	507
Foreclosed and other assets	13	33
Total OREO and foreclosed assets	$416	$540

Total OREO and foreclosed assets decreased $124 million during the first nine months of 2013 from $540 million at December 31, 2012, to $416 million at September 30, 2013 and are 11% of total nonperforming assets at September 30, 2013. As of September 30, 2013 and December 31, 2012, 37% and 31%, respectively, of our OREO and foreclosed assets were comprised of 1-4 family residential properties. The lower level of OREO and foreclosed assets was driven mainly by continued strong sales activity offset slightly by an increase in foreclosures. Excluded from OREO at September 30, 2013 and December 31, 2012, respectively, was $264 million and $380 million of residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the FHA or guaranteed by the VA.

Table 40: Change in Nonperforming Assets

In millions	2013	2012
January 1	$3,794	$4,156
New nonperforming assets (a)	2,629	2,844
Charge-offs and valuation adjustments (b)	(779)	(921)
Principal activity, including paydowns and payoffs	(875)	(1,280)
Asset sales and transfers to loans held for sale	(377)	(476)
Returned to performing status	(770)	(302)
September 30	$3,622	$4,021
(a)	New nonperforming assets include $560 million of loans added in the first quarter of 2013 due to the alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending.
(b)	Charge-offs and valuation adjustments include $134 million of charge-offs added in the first quarter of 2013 due to the alignment with interagency supervisory guidance discussed in footnote (a) above.

The PNC Financial Services Group, Inc. – Form 10-Q    47

The table above presents nonperforming asset activity for the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013, nonperforming assets decreased $172 million from $3.8 billion at December 31, 2012, driven primarily by a decrease in commercial lending nonperforming loans, an increase in consumer loans returning to performing and principal activity within consumer, along with an increase in sales of OREO, partially offset by increases in consumer lending nonperforming loans due to alignment with interagency supervisory guidance in the first quarter of 2013. Approximately 87% of total nonperforming loans are secured by collateral which would be expected to reduce credit losses and require less reserve in the event of default, and 31% of commercial lending nonperforming loans are contractually current as to both principal and interest obligations. As of September 30, 2013, commercial nonperforming loans are carried at approximately 61% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

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

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased from $1.4 billion at December 31, 2012, to $1.0 billion at September 30, 2013. The reduction in consumer lending early stage delinquencies was mainly due to the alignment with interagency supervisory guidance in the first quarter of 2013 whereby such loans were classified as either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing, or charged off. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information regarding our nonperforming loan and nonaccrual policies. Commercial lending early stage delinquencies decreased primarily due to improving credit quality.

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, and/or are in the process of collection, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines. These loans decreased $.8 billion, or 31%, from $2.4 billion at December 31, 2012, to $1.6 billion at September 30, 2013, mainly due to a decline in government insured residential real estate loans of $.4 billion, the majority of which we took possession and conveyed the real estate, or are in the process of conveyance and claim resolution. Additionally, late stage delinquencies decreased $.3 billion due to the alignment with interagency supervisory guidance in the first quarter of 2013 in which loans were moved to either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing. The following tables display the delinquency status of our loans at September 30, 2013 and December 31, 2012. Additional information regarding accruing loans past due is included in Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

48    The PNC Financial Services Group, Inc. – Form 10-Q

Table 41: Accruing Loans Past Due 30 To 59 Days (a)(b)

	Amount		Percentage of Total Outstandings
Dollars in millions	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Commercial	$73	$115	.08%	.14%
Commercial real estate	54	100	.27	.54
Equipment lease financing	6	17	.08	.23
Home equity	88	117	.24	.33
Residential real estate
Non government insured	118	151	.77	.99
Government insured	109	127	.71	.83
Credit card	30	34	.71	.79
Other consumer
Non government insured	56	65	.25	.30
Government insured	170	193	.77	.90
Total	$704	$919	.37	.49
(a)	See note (a) at Table 43: Accruing Loans Past Due 90 Days Or More.
(b)	See note (b) at Table 43: Accruing Loans Past Due 90 Days Or More.

Table 42: Accruing Loans Past Due 60 To 89 Days (a)(b)

	Amount		Percentage of Total Outstandings
Dollars in millions	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Commercial	$37	$55	.04%	.07%
Commercial real estate	31	57	.15	.31
Equipment lease financing	1	1	.01	.01
Home equity	32	58	.09	.16
Residential real estate
Non government insured	31	49	.20	.32
Government insured	57	97	.37	.64
Credit card	19	23	.45	.53
Other consumer
Non government insured	18	21	.08	.10
Government insured	106	110	.48	.51
Total	$332	$471	.17	.25
(a)	See note (a) at Table 43: Accruing Loans Past Due 90 Days Or More.
(b)	See note (b) at Table 43: Accruing Loans Past Due 90 Days Or More.

Table 43: Accruing Loans Past Due 90 Days Or More (a)(b)

	Amount		Percentage of Total Outstandings
Dollars in millions	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Commercial	$33	$42	.04%	.05%
Commercial real estate	3	15	.01	.08
Equipment lease financing	2	2	.03	.03
Residential real estate
Non government insured	35	46	.23	.30
Government insured	1,187	1,855	7.71	12.17
Credit card	31	36	.73	.84
Other consumer
Non government insured	13	18	.06	.08
Government insured	329	337	1.48	1.57
Total	$1,633	$2,351	.85	1.26
(a)	Amounts in table represent recorded investment.
(b)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, accruing consumer loans past due 30 – 59 days decreased $44 million, accruing consumer loans past due 60 – 89 days decreased $36 million and accruing consumer loans past due 90 days or more decreased $315 million, of which $295 million related to residential real estate government insured loans. As part of this alignment, these loans were moved into nonaccrual status.

The PNC Financial Services Group, Inc. – Form 10-Q    49

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $.2 billion at both September 30, 2013 and December 31, 2012.

HOME EQUITY LOAN PORTFOLIO

Our home equity loan portfolio totaled $36.6 billion as of September 30, 2013, or 19% of the total loan portfolio. Of that total, $22.0 billion, or 60%, was outstanding under primarily variable-rate home equity lines of credit and $14.6 billion, or 40%, consisted of closed-end home equity installment loans. Approximately 3% of the home equity portfolio was on nonperforming status as of September 30, 2013.

As of September 30, 2013, we are in an originated first lien position for approximately 48% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. Historically, we have originated and sold first lien residential real estate mortgages, which resulted in a low percentage of home equity loans where we hold the first lien mortgage position. The remaining 50% of the portfolio was secured by second liens where we do not hold the first lien position. For the majority of the home equity portfolio where we are in, hold or service the first lien position, the credit performance of this portion of the portfolio is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

Lien position information is generally based upon original LTV at the time of origination. However, after origination PNC is not typically notified when a senior lien position that is not held by PNC is satisfied. Therefore, information about the current lien status of junior lien loans is less readily available in cases where PNC does not also hold the senior lien. Additionally, PNC is not typically notified when a junior lien position is added after origination of a PNC first lien. This updated information for both junior and senior liens must be obtained from external sources, and therefore, PNC has contracted with an industry leading third-party service provider to obtain updated loan, lien and collateral data that is aggregated from public and private sources. In the first quarter of 2013, PNC further refined its process to include additional validation efforts around the use of third-party data.

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

In establishing our ALLL for non-impaired loans, we utilize a delinquency roll-rate methodology for pools of loans. In accordance with accounting principles, under this methodology, we establish our allowance based upon incurred losses and not lifetime expected losses. We also consider the incremental impact to ALLL when home equity lines of credit transition from interest-only products to principal and interest products. The roll-rate methodology estimates transition/roll of loan balances from one delinquency state (e.g., 30-59 days past due) to another delinquency state (e.g., 60-89 days past due) and ultimately to charge-off. The roll through to charge-off is based on PNC’s actual loss experience for each type of pool. Since a pool may consist of first and second liens, the charge-off amounts for the pool are proportionate to the composition of first and second liens in the pool. Our experience has been that the ratio of first to second lien loans has been consistent over time and is appropriately represented in our pools used for roll-rate calculations.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest. The risk associated with our home equity lines of credit end of period draw dates is considered in establishing our ALLL. Based upon outstanding balances at September 30, 2013, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 44: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product

Remainder of 2013	$980	$83
2014	1,832	437
2015	1,810	603
2016	1,415	465
2017	2,731	641
2018 and thereafter	5,333	5,165
Total (a)	$14,101	$7,394
(a)	Includes approximately $133 million, $193 million, $198 million, $55 million, $63 million and $596 million of home equity lines of credit with balloon payments with draw periods scheduled to end in the remainder of 2013, 2014, 2015, 2016, 2017 and 2018 and thereafter, respectively.

50    The PNC Financial Services Group, Inc. – Form 10-Q

We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments.

Based upon outstanding balances, and excluding purchased impaired loans, at September 30, 2013, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3.50% were 30-89 days past due and approximately 5.43% were 90 days or more past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include a loss mitigation loan modification resulting in a loan that is classified as a TDR.

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

A temporary modification, with a term between 3 and 24 months, involves a change in original loan terms for a period of time and reverts to a calculated exit rate for the remaining term of the loan as of a specific date. A permanent modification, with a term greater than 24 months, is a modification in which the terms of the original loan are changed. Permanent modifications primarily include the government-created Home Affordable Modification Program (HAMP) or PNC-developed HAMP-like modification programs.

For home equity lines of credit, we will enter into a temporary modification when the borrower has indicated a temporary hardship and a willingness to bring current the delinquent loan balance. Examples of this situation often include delinquency due to illness or death in the family or loss of employment. Permanent modifications are entered into when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but our expectation is that payments at lower amounts can be made.

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our customers’ needs while mitigating credit losses. Table 45: Consumer Real Estate Related Loan Modifications provides the number of accounts and unpaid principal balance of modified consumer real estate related loans and Table 46: Consumer Real Estate Related Loan Modifications Re-Default by Vintage provides the number of accounts and unpaid principal balance of modified loans that were 60 days or more past due as of six months, nine months, twelve months and fifteen months after the modification date.

Table 45: Consumer Real Estate Related Loan Modifications

	September 30, 2013		December 31, 2012
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	7,156	$584	9,187	$785
Permanent Modifications	10,717	815	7,457	535
Total home equity	17,873	1,399	16,644	1,320
Residential Mortgages
Permanent Modifications	8,540	1,560	9,151	1,676
Non-Prime Mortgages
Permanent Modifications	4,385	622	4,449	629
Residential Construction
Permanent Modifications	2,157	629	1,735	609
Total Consumer Real Estate Related Loan Modifications	32,955	$4,210	31,979	$4,234

The PNC Financial Services Group, Inc. – Form 10-Q    51

Table 46: Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b) – update pending

	Six Months		Nine Months		Twelve Months		Fifteen Months
September 30, 2013 Dollars in thousands	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity
First Quarter 2013	36	2.9%							$2,816
Fourth Quarter 2012	38	3.0	50	4.0%					5,129
Third Quarter 2012	46	2.9	73	4.5	97	6.0%			9,220
Second Quarter 2012	35	2.0	59	3.3	73	4.1	93	5.2%	6,239
First Quarter 2012	23	2.1	41	3.7	46	4.1	51	4.6	3,371
Residential Mortgages
First Quarter 2013	132	16.7							23,051
Fourth Quarter 2012	126	17.3	209	28.8					35,237
Third Quarter 2012	203	21.2	244	25.5	310	32.4			51,981
Second Quarter 2012	160	15.8	277	27.3	286	28.2	314	31.0	51,115
First Quarter 2012	156	15.7	201	20.2	269	27.1	293	29.5	47,047
Non-Prime Mortgages
First Quarter 2013	13	16.1							2,432
Fourth Quarter 2012	25	21.4	30	25.6					3,813
Third Quarter 2012	30	21.0	36	25.2	38	26.6			5,752
Second Quarter 2012	35	18.6	53	28.2	62	33.0	75	39.9	9,490
First Quarter 2012	39	18.1	50	23.3	67	31.2	69	32.1	9,543
Residential Construction
First Quarter 2013	3	1.7							238
Fourth Quarter 2012	3	1.7	5	2.8					649
Third Quarter 2012	3	1.3	1	0.4	6	2.6			1,022
Second Quarter 2012 (d)	–	–	1	0.8	2	1.7	3	2.5	418
First Quarter 2012	2	1.6	5	3.9	6	4.7	6	4.7	2,141
Temporary Modifications
Home Equity
First Quarter 2013	3	3.5%							$192
Fourth Quarter 2012	4	3.9	13	12.8%					868
Third Quarter 2012	17	10.5	24	14.8	36	22.2%			2,807
Second Quarter 2012	28	9.8	34	11.9	45	15.7	54	18.9%	4,818
First Quarter 2012	30	6.7	41	9.2	55	12.3	60	13.5	4,461
(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarters ending March 31, 2012 through March 31, 2013 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status. Accounts that are no longer 60 days or more delinquent, or were re-modified since prior period, are removed from re-default status in the period they are cured or re-modified.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects September 30, 2013 unpaid principal balances of the re-defaulted accounts for the First Quarter 2013 Vintage at Six Months, for the Fourth Quarter 2012 Vintage at Nine Months, for the Third Quarter 2012 Vintage at Twelve Months, and for the Second Quarter 2012 and prior Vintages at Fifteen Months.
(d)	There were no Residential Construction modified loans which became six months past due in the second quarter of 2012.

52    The PNC Financial Services Group, Inc. – Form 10-Q

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

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of September 30, 2013 and December 31, 2012, 5,554 accounts with a balance of $.8 billion and 4,188 accounts with a balance of $.6 billion, respectively, of residential real estate loans had been modified under HAMP and were still outstanding on our balance sheet.

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

Beginning in 2010, we established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of September 30, 2013 and December 31, 2012, $52 million and $68 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $18 million and $24 million have been determined to be TDRs as of September 30, 2013 and December 31, 2012.

TROUBLED DEBT RESTRUCTURINGS

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. For the nine months ended September 30, 2013, $2.4 billion of loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans, were excluded from the TDR population. The comparable amount for the nine months ended September 30, 2012 was $2.3 billion.

Table 47: Summary of Troubled Debt Restructurings

In millions	September 30 2013	December 31 2012
Consumer lending:
Real estate-related	$1,986	$2,028
Credit card	173	233
Other consumer	62	57
Total consumer lending	2,221	2,318
Total commercial lending	581	541
Total TDRs	$2,802	$2,859
Nonperforming	$1,451	$1,589
Accruing (a)	1,178	1,037
Credit card	173	233
Total TDRs	$2,802	$2,859
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

The PNC Financial Services Group, Inc. – Form 10-Q    53

Total TDRs decreased $57 million, or 2%, during the first nine months of 2013. Nonperforming TDRs totaled $1.5 billion, which represents approximately 45% of total nonperforming loans.

TDRs that have returned to performing (accruing) status are excluded from nonperforming loans. Generally, these loans have been returned to performing status as the borrowers are performing under the restructured terms for at least six consecutive months. These TDRs increased $141 million, or 14%, during the first nine months of 2013 to $1.2 billion as of September 30, 2013. This increase reflects the further seasoning and performance of the TDRs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status. See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in this Report for additional information.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $888 million in net charge-offs for the first nine months of 2013, compared to $979 million in the first nine months of 2012. Commercial lending net charge-offs decreased from $271 million in the first nine months of 2012 to $227 million in the first nine months of 2013. Consumer lending net charge-offs decreased from $708 million in the first nine months of 2012 to $661 million in the first nine months of 2013.

Table 48: Loan Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (annualized)
2013
Commercial	$308	$183	$125	.20%
Commercial real estate	179	70	109	.76
Equipment lease financing	6	13	(7)	(.13)
Home equity	372	55	317	1.17
Residential real estate	131	(2)	133	1.19
Credit card	136	17	119	3.86
Other consumer	133	41	92	.57
Total	$1,265	$377	$888	.63
2012
Commercial	$348	$223	$125	.22%
Commercial real estate	242	86	156	1.16
Equipment lease financing	12	22	(10)	(.20)
Home equity	419	46	373	1.42
Residential real estate	92	(1)	93	.80
Credit card	157	17	140	4.61
Other consumer	140	38	102	.68
Total	$1,410	$431	$979	.75

For the first nine months of 2013, gross charge-offs were $1.3 billion and annualized net charge-offs to average loans was 0.63%, and included charge-offs of $134 million taken pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013.

54    The PNC Financial Services Group, Inc. – Form 10-Q

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

Our commercial pool reserve methodology is sensitive to changes in key risk parameters such as PD and LGD. The results of these parameters are then applied to the loan balance to determine the amount of the reserve. Our PDs and LGDs are primarily determined using internal commercial loan loss data. This internal data is supplemented with third party data and management judgment, as deemed necessary. We continue to evaluate and enhance our use of internal commercial loss data and will periodically update our PDs and LGDs, as well as consider third-party data, regulatory guidance and management judgment. In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations for non-impaired commercial loans.

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

A portion of the ALLL is related to qualitative and measurement factors. These factors may include, but are not limited to, the following:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro-economic factors,
•	Model imprecision,
•	Changes in lending policies and procedures,
•	Timing of available information, including the performance of first lien positions, and
•	Limitations of available historical data.

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At September 30, 2013, we had established reserves of $1.1 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition. See Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in this Report for additional information.

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

The PNC Financial Services Group, Inc. – Form 10-Q    55

Table 49: Allowance for Loan and Lease Losses

Dollars in millions	2013	2012
January 1	$4,036	$4,347
Total net charge-offs	(888)	(979)
Provision for credit losses	530	669
Net change in allowance for unfunded loan commitments and letters of credit	15	1
Other	(2)	1
September 30	$3,691	$4,039
Net charge-offs to average loans (for the nine months ended) (annualized) (a)	.63%	.75%
Allowance for loan and lease losses to total loans	1.91	2.22
Commercial lending net charge-offs	$(227)	$(271)
Consumer lending net charge-offs	(661)	(708)
Total net charge-offs	$(888)	$(979)
Net charge-offs to average loans (for the nine months ended) (annualized)
Commercial lending	.27%	.36%
Consumer lending (a)	1.15	1.27
(a)	Includes charge-offs of $134 million taken pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013.

The provision for credit losses totaled $530 million for the first nine months of 2013 compared to $669 million for the first nine months of 2012. The primary driver of the decrease to the provision was improved overall credit quality, including improved commercial loan risk factors, lower consumer loan delinquencies and improvements in expected cash flows for our purchased impaired loans. The improvement in overall credit quality more than offset any increase in provision from the identification of loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC. For the first nine months of 2013, the provision for commercial lending credit losses decreased by $40 million, or 43%, from the first nine months of 2012. The provision for consumer lending credit losses decreased $99 million, or 17%, from the first nine months of 2012.

At September 30, 2013, total ALLL to total nonperforming loans was 115%. The comparable amount for December 31, 2012 was 124%. These ratios are 72% and 79%, respectively, when excluding the $1.4 billion and $1.5 billion, respectively, of ALLL at September 30, 2013 and December 31, 2012 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted based on our estimate of expected cash flows and additional allowance is recorded when these cash flows are below recorded investment. See Table 38: Nonperforming Assets By Type within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, charge-offs and changes in aggregate portfolio balances. During the first nine months of 2013, improving asset quality trends, including, but not limited to, delinquency status and improving economic conditions, realization of previously estimated losses through charge-offs, including the impact of alignment with interagency guidance and overall portfolio growth, combined to result in the ALLL balance declining $.3 billion, or 8% to $3.7 billion as of September 30, 2013 compared to December 31, 2012.

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

56    The PNC Financial Services Group, Inc. – Form 10-Q

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

BANK LEVEL LIQUIDITY – USES

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of September 30, 2013, there were approximately $14.9 billion of bank borrowings with contractual maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. See the Bank Level Liquidity – Sources section below.

On March 15, 2013 we redeemed $375 million of REIT preferred securities issued by PNC Preferred Funding Trust III with a current distribution rate of 8.7%.

BANK LEVEL LIQUIDITY – SOURCES

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Total deposits increased to $216.1 billion at September 30, 2013 from $213.1 billion at December 31, 2012, primarily driven by growth in transactions deposits, partially offset by a decline in time deposits in foreign offices and other time deposits. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At September 30, 2013, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $10.5 billion and securities available for sale totaling $45.8 billion. Of our total liquid assets of $56.3 billion, we had $22.3 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities.

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

PNC Bank, N.A. is authorized by its board to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through September 30, 2013, PNC Bank, N.A. had issued $17.0 billion of debt under this program including the following during 2013:

•

$750 million of fixed rate senior notes with a maturity date of January 28, 2016. Interest is payable semi-annually, at a fixed rate of .80%, on January 28 and July 28 of each year, beginning on July 28, 2013,

•

$250 million of floating rate senior notes with a maturity date of January 28, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .31%, on January 28, April 28, July 28, and October 28 of each year, beginning on April 28, 2013,

•

$750 million of subordinated notes with a maturity date of January 30, 2023. Interest is payable semi-annually, at a fixed rate of 2.950%, on January 30 and July 30 of each year, beginning on July 30, 2013,

•

$1.4 billion of senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of April 14, 2014, subject to the holder’s monthly option to extend, and a final maturity date of January 14, 2015. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .225%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on March 14, June 14, September 14, and December 14 of each year, beginning on June 14, 2013,

•

$645 million of floating rate senior notes with a maturity date of April 29, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .32% on January 29, April 29, July 29 and October 29 of each year, beginning on July 29, 2013,

•

$800 million of senior extendible floating rate bank notes with an initial maturity date of July 18, 2014, subject to the holder’s monthly option to extend, and a final maturity date of June 18, 2015. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .225%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on March 20, June 20, September 20 and December 20 of each year, beginning on September 20, 2013,

•

$750 million of subordinated notes with a maturity date of July 25, 2023. Interest is payable semi-annually, at a fixed rate of 3.80% on January 25 and July 25 of each year, beginning on January 25, 2014,

The PNC Financial Services Group, Inc. – Form 10-Q    57

•

$750 million of fixed rate senior notes with a maturity date of October 3, 2016. Interest is payable semi-annually, at a fixed rate of 1.30% on April 3 and October 3 of each year, beginning on April 3, 2014, and

•

$500 million of senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of October 12, 2014, subject to the holder’s monthly option to extend, and a final maturity date of September 12, 2015. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .225%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on March 12, June 12, September 12 and December 12 of each year, beginning on December 12, 2013.

Total senior and subordinated debt of PNC Bank, N.A. increased to $12.8 billion at September 30, 2013 from $9.3 billion at December 31, 2012 primarily due to $6.6 billion in new borrowing less $2.9 billion in calls and maturities.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage and other mortgage-related loans. At September 30, 2013, our unused secured borrowing capacity was $15.9 billion with FHLB-Pittsburgh. Total FHLB borrowings decreased to $8.5 billion at September 30, 2013 from $9.4 billion at December 31, 2012 due to $10.0 billion in calls and maturities and $9.0 billion of new issuances.

PNC Bank, N.A. has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of September 30, 2013, there was $4.0 billion outstanding under this program. Commercial paper on our Consolidated Balance Sheet also includes $3.0 billion of commercial paper issued by Market Street Funding LLC (Market Street), a consolidated VIE. On September 5, 2013, PNC announced that the process to wind down Market Street was initiated. Market Street’s commercial paper will be repaid in full through the wind down process, which is expected to be complete by the end of the fourth quarter of 2013. As part of the wind down process, the commitments and outstanding loans of Market Street will be assigned to PNC Bank, N.A., which will fund these commitments and loans by utilizing its diversified funding sources. The assets and liabilities associated with this program will continue to be reflected in our financial statements and included in all relevant financial and capital information. See the Market Street portion of Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements of this Report for additional information.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by securities and commercial loans. At September 30, 2013, our unused secured borrowing capacity was $26.5 billion with the Federal Reserve Bank.

See Note 20 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for information on the issuance of senior notes of $750 million and subordinated notes of $500 million on October 24, 2013.

PARENT COMPANY LIQUIDITY – USES

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of September 30, 2013, there were approximately $1.4 billion of parent company borrowings with maturities of less than one year.

Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions. See the Parent Company Liquidity – Sources section below.

See 2013 Capital and Liquidity Actions in the Executive Summary section of this Financial Review and Item 1 Business –Supervision and Regulation in our 2012 Form 10-K for information regarding the Federal Reserve’s CCAR process, including its impact on our ability to take certain capital actions, including plans to pay or increase common stock dividends, reinstate or increase common stock repurchase programs, or redeem preferred stock or other regulatory capital instruments.

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

58    The PNC Financial Services Group, Inc. – Form 10-Q

On April 23, 2013, we completed the redemption of the $15 million of trust preferred securities issued by Yardville Capital Trust VI, originally called on March 22, 2013.

On May 23, 2013, we completed the redemption of the $30 million of trust preferred securities issued by Fidelity Capital Trust III, originally called on April 8, 2013.

On June 17, 2013, we completed the redemption of the following trust preferred securities originally called on May 1, 2013:

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

On September 16, 2013, we completed the redemption of the $35 million of trust preferred securities issued by MAF Bancorp Capital Trust II, originally called on August 1, 2013.

On September 12, 2013, we used $500 million of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A.

PARENT COMPANY LIQUIDITY – SOURCES

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.3 billion at September 30, 2013. See Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2012 Form 10-K for a further discussion of these limitations. We provide additional information on certain contractual restrictions under the “Trust Preferred Securities and REIT Preferred Securities” section of the Off-Balance Sheet Arrangements And Variable Interest Entities section of this Financial Review and in Note 14 Capital Securities of Subsidiary Trusts and Perpetual

Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of our 2012 Form 10-K.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of September 30, 2013, the parent company had approximately $5.5 billion in funds available from its cash and investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital instruments, in public or private markets and commercial paper. We have an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. Total senior and subordinated debt and hybrid capital instruments decreased to $10.8 billion at September 30, 2013 from $11.5 billion at December 31, 2012.

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of September 30, 2013, there were no issuances outstanding under this program.

Note 19 Equity in Item 8 of our 2012 Form 10-K describes the 16,885,192 warrants we have outstanding, each to purchase one share of PNC common stock at an exercise price of $67.33 per share. These warrants were sold by the U.S. Treasury in a secondary public offering in May 2010 after the U.S. Treasury exchanged its TARP Warrant. These warrants will expire December 31, 2018.

On May 7, 2013, we issued 500,000 depositary shares, each representing a 1/100th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R, in an underwritten public offering resulting in gross proceeds of $500 million to us before commissions and expenses. We issued 5,000 shares of Series R Preferred Stock to the depositary in this transaction. Non-cumulative cash dividends are payable when, as, and if declared by our board of directors, or an authorized committee of our board, semi-annually on June 1 and December 1 of each year, beginning on December 1, 2013 and ending on June 1, 2023, at a rate of 4.850%. From and including June 1, 2023, such dividends will be payable quarterly on March 1, June 1, September 1 and December 1 of each year beginning on September 1, 2023 at a rate of 3-month LIBOR plus 3.04% per annum. The Series R Preferred Stock is redeemable at our option on or after June 1, 2023 and at our option within 90 days of a regulatory capital treatment event as defined in the designations.

STATUS OF CREDIT RATINGS

The cost and availability of short-term and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by PNC’s debt ratings.

In general, rating agencies base their ratings on many quantitative and qualitative factors, including capital

The PNC Financial Services Group, Inc. – Form 10-Q    59

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

Table 50: Credit Ratings as of September 30, 2013 for PNC and PNC Bank, N.A.

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB	BBB-

PNC Bank, N.A.
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

COMMITMENTS

The following tables set forth contractual obligations and various other commitments as of September 30, 2013 representing required and potential cash outflows.

Table 51: Contractual Obligations

		Payment Due By Period
September 30, 2013 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$23,327	$15,930	$4,152	$732	$2,513
Borrowed funds (a) (b)	40,273	20,038	6,990	4,993	8,252
Minimum annual rentals on noncancellable leases	2,707	391	639	475	1,202
Nonqualified pension and postretirement benefits	584	96	120	113	255
Purchase obligations (c)	809	436	304	43	26
Total contractual cash obligations	$67,700	$36,891	$12,205	$6,356	$12,248
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At September 30, 2013, we had a liability for unrecognized tax benefits of $105 million, which represents a reserve for tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 16 Income Taxes in the Notes To Consolidated Financial Statements of this Report for additional information.

Our contractual obligations totaled $71.1 billion at December 31, 2012. The decrease in the comparison is primarily attributable to the decrease in time deposits and borrowed funds. See Funding and Capital Sources in the Consolidated Balance Sheet Review section of this Financial Review for additional information regarding our funding sources.

Table 52: Other Commitments (a)

		Amount Of Commitment Expiration By Period
September 30, 2013 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$126,577	$51,000	$42,597	$32,243	$737
Net outstanding standby letters of credit (b)	10,551	4,928	4,338	1,254	31
Reinsurance agreements (c)	5,488	2,763	37	31	2,657
Other commitments (d)	944	717	185	32	10
Total commitments	$143,560	$59,408	$47,157	$33,560	$3,435
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $6.5 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers. Balances represent estimates based on availability of financial information.
(d)	Includes unfunded commitments related to private equity investments of $175 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $706 million and other direct equity investments of $63 million that are included in Other liabilities on our Consolidated Balance Sheet.

60    The PNC Financial Services Group, Inc. – Form 10-Q

Our total commitments totaled $138.8 billion at December 31, 2012. The increase in the comparison is primarily due to an increase in net unfunded credit commitments partially offset by the decline of net outstanding standby letters of credit.

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

Sensitivity results and market interest rate benchmarks for the third quarters of 2013 and 2012 follow:

Table 53: Interest Sensitivity Analysis

	Third Quarter 2013	Third Quarter 2012
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.1%	2.4%
100 basis point decrease (a)	(1.0)%	(1.7)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	7.1%	7.9%
100 basis point decrease (a)	(4.8)%	(5.2)%
Duration of Equity Model (a)
Base case duration of equity (in years):	(2.1)	(8.3)
Key Period-End Interest Rates
One-month LIBOR	.18%	.21%
Three-year swap	.76%	.44%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity to Alternative Rate Scenarios (Third Quarter 2013) table reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 54: Net Interest Income Sensitivity to Alternative Rate Scenarios (Third Quarter 2013)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	1.08%	1.22%	(.71)%
Second year sensitivity	4.15%	4.76%	(3.55)%

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

The PNC Financial Services Group, Inc. – Form 10-Q    61

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

Table 55: Alternate Interest Rate Scenarios: One Year Forward

The third quarter 2013 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During the first nine months of 2013, our 95% VaR ranged between $1.7 million and $5.5 million, averaging $3.5 million. During the first nine months of 2012, our 95% VaR ranged between $2.2 million and $5.3 million, averaging $3.7 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of trading-related gains or losses against the VaR levels that were calculated at the close of the prior day. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Our actual trading-related activity includes customer revenue and intraday hedging which helps to reduce trading losses, and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There was one such instance during the first nine months of 2013 under our diversified VaR measure where actual losses exceeded the prior day VaR measure. In comparison, there were two such instances during the first nine months of 2012. We use a 500 day look back period for backtesting and include customer related revenue.

The following graph shows a comparison of enterprise-wide trading-related gains and losses against prior day diversified VaR for the period indicated.

Table 56: Enterprise-Wide Trading-Related Gains/Losses Versus Value-at-Risk

Total trading revenue was as follows:

Table 57: Trading Revenue

Nine months ended September 30 In millions	2013	2012
Net interest income	$24	$29
Noninterest income	201	187
Total trading revenue	$225	$216
Securities underwriting and trading (a)	$54	$71
Foreign exchange	69	69
Financial derivatives and other	102	76
Total trading revenue	$225	$216

Three months ended September 30 In millions	2013	2012
Net interest income	$7	$9
Noninterest income	57	82
Total trading revenue	$64	$91
Securities underwriting and trading (a)	$13	$28
Foreign exchange	27	22
Financial derivatives and other	24	41
Total trading revenue	$64	$91
(a)	Includes changes in fair value for certain loans accounted for at fair value.

62    The PNC Financial Services Group, Inc. – Form 10-Q

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

Trading revenues for the first nine months of 2013 increased $9 million compared with the first nine months of 2012. The increase primarily resulted from the impact of higher market interest rates on credit valuations related to customer-initiated hedging activities and improved debt underwriting results which were partially offset by reduced client related derivatives and fixed income revenues.

Trading revenue for the third quarter of 2013 decreased $27 million compared with the third quarter of 2012. The decrease was mainly due to the impact of changes in market interest rates on credit valuations related to customer-initiated hedging activities and reduced client related trading results.

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

A summary of our equity investments follows:

Table 58: Equity Investments Summary

In millions	Sept. 30 2013	Dec. 31 2012
BlackRock	$5,818	$5,614
Tax credit investments	2,347	2,965
Private equity	1,750	1,802
Visa	158	251
Other	230	245
Total	$10,303	$10,877

BLACKROCK

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at September 30, 2013, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

TAX CREDIT INVESTMENTS

Included in our equity investments are tax credit investments which are accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $2.3 billion at September 30, 2013 and $3.0 billion at December 31, 2012. These equity investment balances include unfunded commitments totaling $706 million and $685 million, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report has further information on Tax Credit Investments.

PRIVATE EQUITY

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.8 billion at both September 30, 2013 and December 31, 2012. As of September 30, 2013, $1.2 billion was invested directly in a variety of companies and $.6 billion was invested indirectly through various private equity funds.

The PNC Financial Services Group, Inc. – Form 10-Q    63

Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $239 million as of September 30, 2013. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors included in our 2012 Form 10-K for discussion of potential impacts of the Volcker Rule provisions of Dodd-Frank on our holding interests in and sponsorship of private equity or hedge funds.

Our unfunded commitments related to private equity totaled $175 million at September 30, 2013 compared with $182 million at December 31, 2012.

VISA

During the first nine months of 2013, we sold 4 million of Visa Class B common shares, in addition to the 9 million shares sold in 2012, and entered into swap agreements with the purchaser of the shares. See Note 9 Fair Value in this Report and in our 2012 Form 10-K and Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information. At September 30, 2013, our investment in Visa Class B common shares totaled approximately 10 million shares and was recorded at $158 million. Based on the September 30, 2013 closing price of $191.10 for the Visa Class A common shares, the fair value of our total investment was approximately $833 million at the current conversion rate, which reflects adjustments in respect of all litigation funding by Visa to date. The Visa Class B common shares that we own are transferable only under limited circumstances (including those applicable to the sales in the second and third quarters of 2013 and in the second half of 2012) until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation. It is expected that Visa will continue to adjust the conversion rate of Visa Class B common shares to Class A common shares in connection with any settlements of the specified litigation in excess of any amounts then in escrow for that purpose and will also reduce the conversion rate to the extent that it adds any funds to the escrow in the future.

Our 2012 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation. See Note 17 Legal Proceedings and Note 18 Commitments and Guarantees in our Notes To Consolidated Financial Statements of this Report for additional information.

OTHER INVESTMENTS

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At September 30, 2013, other investments totaled $230 million compared with $245 million at December 31, 2012. We recognized net gains related to these investments of $27 million and $24 million during the first nine months of 2013 and 2012, including net gains of $2 million during the third quarter of 2013 and $11 million during third quarter of 2012.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments were less than $1 million at September 30, 2013 and $3 million at December 31, 2012.

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

Not all elements of interest rate, market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

64    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at September 30, 2013 and December 31, 2012.

Table 59: Financial Derivatives Summary

	September 30, 2013		December 31, 2012
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$34,431	$1,043	$29,270	$1,720
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$140,693	$330	$166,819	$588
Total derivatives used for commercial mortgage banking activities	29,826	(3)	4,606	(23)
Total derivatives used for customer-related activities	168,019	88	163,848	30
Total derivatives used for other risk management activities	2,432	(363)	1,813	(357)
Total derivatives not designated as hedging instruments	$340,970	$52	$337,086	$238
Total Derivatives	$375,401	$1,095	$366,356	$1,958
(a)	Represents the net fair value of assets and liabilities.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2013, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2013, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Allocated capital – Capital which is allocated to our business segments using our risk-based economic capital model, including consideration of the goodwill at those business segments as well as the diversification of risk among the business segments.

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

Basel I Tier 1 risk-based capital ratio – Basel I Tier 1 risk-based capital divided by period-end Basel I risk-weighted assets.

The PNC Financial Services Group, Inc. – Form 10-Q    65

Basel I Total risk-based capital – Basel I Tier 1 risk-based capital plus qualifying subordinated debt and trust preferred securities, other noncontrolling interests not qualified as Basel I Tier 1, eligible gains on available for sale equity securities and the allowance for loan and lease losses, subject to certain limitations.

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

Credit valuation adjustment (CVA) – Represents an adjustment to the fair value of our derivatives for our own and counterparties’ non-performance risk.

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

66    The PNC Financial Services Group, Inc. – Form 10-Q

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

Loan-to-value ratio (LTV) – A calculation of a loan’s collateral coverage that is used both in underwriting and assessing credit risk in our lending portfolio. LTV is the sum total of loan obligations secured by collateral divided by the market value of that same collateral. Market values of the collateral are based on an independent valuation of the collateral. For example, a LTV of less than 90% is better secured and has less credit risk than a LTV of greater than or equal to 90%.

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

The PNC Financial Services Group, Inc. – Form 10-Q    67

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

68    The PNC Financial Services Group, Inc. – Form 10-Q

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

Return on average allocated capital – Annualized net income divided by average allocated capital. This measure is used at the business segment level.

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

Total return swap – A non-traditional swap where one party agrees to pay the other the “total return” of a defined underlying asset (e.g., a loan), usually in return for receiving a stream of LIBOR-based cash flows. The total returns of the asset, including interest and any default shortfall, are passed through to the counterparty. The counterparty is, therefore, assuming the credit and economic risk of the underlying asset.

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

The PNC Financial Services Group, Inc. – Form 10-Q    69

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

–	Actions by the Federal Reserve, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.
–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.
–	Slowing or reversal of the current moderate U.S. economic expansion.
–	Continued effects of aftermath of recessionary conditions and uneven spread of positive impacts of recovery on the economy and our counterparties, including adverse impacts on levels of unemployment, loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.
–	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the moderate U.S. economic expansion will persist, despite drags from Federal fiscal restraint, the partial Federal government shutdown will not be repeated, and short-term interest rates will remain very low but bond yields will remain elevated in the last quarter of 2013. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies or the potential impacts of the Congress failing to timely address the authorized level of Federal borrowing.

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

70    The PNC Financial Services Group, Inc. – Form 10-Q

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

•

Business and operating results can also be affected by widespread natural and other disasters, dislocations, terrorist activities, cyberattacks or international hostilities through impacts on the economy and financial markets generally or on us or our counterparties specifically.

We provide greater detail regarding these as well as other factors in our 2012 Form 10-K, in our first and second quarter 2013 Form 10-Qs, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    71

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Interest Income
Loans	$1,933	$2,076	$5,917	$6,190
Investment securities	423	504	1,315	1,557
Other	92	90	296	316
Total interest income	2,448	2,670	7,528	8,063
Interest Expense
Deposits	84	103	263	289
Borrowed funds	130	168	384	558
Total interest expense	214	271	647	847
Net interest income	2,234	2,399	6,881	7,216
Noninterest Income
Asset management	330	305	978	867
Consumer services	316	288	926	842
Corporate services	306	295	909	817
Residential mortgage	199	227	600	284
Service charges on deposits	156	152	439	423
Net gains on sales of securities	21	40	96	159
Other-than-temporary impairments	(2)	(26)	(13)	(74)
Less: Noncredit portion of other-than-temporary impairments (a)	–	(2)	3	22
Net other-than-temporary impairments	(2)	(24)	(16)	(96)
Other	360	406	1,126	931
Total noninterest income	1,686	1,689	5,058	4,227
Total revenue	3,920	4,088	11,939	11,443
Provision For Credit Losses	137	228	530	669
Noninterest Expense
Personnel	1,181	1,171	3,536	3,401
Occupancy	205	212	622	601
Equipment	194	185	566	541
Marketing	68	74	180	209
Other	776	1,008	2,350	3,001
Total noninterest expense	2,424	2,650	7,254	7,753
Income before income taxes and noncontrolling interests	1,359	1,210	4,155	3,021
Income taxes	320	285	989	739
Net income	1,039	925	3,166	2,282
Less: Net income (loss) attributable to noncontrolling interests	2	(14)	(6)	(13)
Preferred stock dividends and discount accretion and redemptions	71	63	199	127
Net income attributable to common shareholders	$966	$876	$2,973	$2,168
Earnings Per Common Share
Basic	$1.82	$1.66	$5.61	$4.10
Diluted	1.79	1.64	5.55	4.06
Average Common Shares Outstanding
Basic	529	526	528	526
Diluted	534	529	531	529
(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements.

72    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions Unaudited	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Net income	$1,039	$925	$3,166	$2,282
Other comprehensive income, before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	(68)	466	(1,031)	862
Net unrealized gains (losses) on OTTI securities	58	448	154	862
Net unrealized gains (losses) on cash flow hedge derivatives	(31)	(23)	(419)	(107)
Pension and other postretirement benefit plan adjustments	21	22	74	109
Other	3	23	(10)	5
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(17)	936	(1,232)	1,731
Income tax benefit (expense) related to items of Other comprehensive income	19	(347)	445	(635)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	2	589	(787)	1,096
Comprehensive income	1,041	1,514	2,379	3,378
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	(14)	(6)	(13)
Comprehensive income attributable to PNC	$1,039	$1,528	$2,385	$3,391

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    73

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value Unaudited	September 30 2013	December 31 2012
Assets
Cash and due from banks (includes $4 and $4 for VIEs) (a)	$4,908	$5,220
Federal funds sold and resale agreements (includes $209 and $256 measured at fair value) (b)	911	1,463
Trading securities	1,603	2,096
Interest-earning deposits with banks (includes $7 and $6 for VIEs) (a)	8,047	3,984
Loans held for sale (includes $2,166 and $2,868 measured at fair value) (b)	2,399	3,693
Investment securities (includes $0 and $9 for VIEs) (a)	57,260	61,406
Loans (includes $4,474 and $7,781 for VIEs) (a) (includes $968 and $244 measured at fair value) (b)	192,856	185,856
Allowance for loan and lease losses (includes $(58) and $(75) for VIEs) (a)	(3,691)	(4,036)
Net loans	189,165	181,820
Goodwill	9,074	9,072
Other intangible assets	2,194	1,797
Equity investments (includes $564 and $1,429 for VIEs) (a)	10,303	10,877
Other (includes $535 and $1,281 for VIEs) (a) (includes $327 and $319 measured at fair value) (b)	22,733	23,679
Total assets	$308,597	$305,107
Liabilities
Deposits
Noninterest-bearing	$68,747	$69,980
Interest-bearing	147,327	143,162
Total deposits	216,074	213,142
Borrowed funds
Federal funds purchased and repurchase agreements	3,165	3,327
Federal Home Loan Bank borrowings	8,479	9,437
Bank notes and senior debt	11,924	10,429
Subordinated debt	7,829	7,299
Commercial paper (includes $2,997 and $6,045 for VIEs) (a)	6,994	8,453
Other (includes $420 and $257 for VIEs) (a) (includes $186 and $0 measured at fair value) (b)	1,882	1,962
Total borrowed funds	40,273	40,907
Allowance for unfunded loan commitments and letters of credit	235	250
Accrued expenses (includes $115 and $132 for VIEs) (a)	4,673	4,449
Other (includes $310 and $976 for VIEs) (a)	4,522	4,594
Total liabilities	265,777	263,342
Equity
Preferred stock (c)
Common stock ($5 par value, authorized 800 shares, issued 539 and 538 shares)	2,695	2,690
Capital surplus – preferred stock	3,940	3,590
Capital surplus – common stock and other	12,310	12,193
Retained earnings	22,561	20,265
Accumulated other comprehensive income	47	834
Common stock held in treasury at cost: 7 and 10 shares	(423)	(569)
Total shareholders’ equity	41,130	39,003
Noncontrolling interests	1,690	2,762
Total equity	42,820	41,765
Total liabilities and equity	$308,597	$305,107
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which we have elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

74    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions Unaudited	Nine months ended September 30
	2013	2012
Operating Activities
Net income	$3,166	$2,282
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	530	669
Depreciation and amortization	883	861
Deferred income taxes	998	480
Net gains on sales of securities	(96)	(159)
Net other-than-temporary impairments	16	96
Mortgage servicing rights valuation adjustment	(251)	268
Gain on sales of Visa Class B common shares	(168)	(137)
Noncash charges on trust preferred securities redemption	57	225
Undistributed earnings of BlackRock	(262)	(220)
Excess tax benefits from share-based payment arrangements	(23)	(17)
Net change in
Trading securities and other short-term investments	983	857
Loans held for sale	118	2
Other assets	2,681	117
Accrued expenses and other liabilities	(2,610)	566
Other	(126)	(264)
Net cash provided (used) by operating activities	5,896	5,626
Investing Activities
Sales
Securities available for sale	6,950	8,510
Loans	1,662	1,220
Repayments/maturities
Securities available for sale	8,020	6,602
Securities held to maturity	1,809	2,417
Purchases
Securities available for sale	(13,183)	(14,307)
Securities held to maturity	(1,035)	(1,045)
Loans	(1,703)	(1,468)
Net change in
Federal funds sold and resale agreements	546	474
Interest-earning deposits with banks	(4,064)	(863)
Loans	(7,213)	(9,909)
Net cash paid for acquisition activity		(3,294)
Other (a)	382	30
Net cash provided (used) by investing activities	(7,829)	(11,633)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    75

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

In millions Unaudited	Nine months ended September 30
	2013	2012
Financing Activities
Net change in
Noninterest-bearing deposits	$(1,223)	$1,261
Interest-bearing deposits	4,165	(1,018)
Federal funds purchased and repurchase agreements	(160)	547
Commercial paper	(3,838)	3,028
Other borrowed funds	(716)	(390)
Sales/issuances
Federal Home Loan Bank borrowings	9,000	11,000
Bank notes and senior debt	3,190	2,089
Subordinated debt	1,488
Commercial paper	10,377	15,329
Other borrowed funds	488	730
Preferred stock	496	1,920
Common and treasury stock	195	147
Repayments/maturities
Federal Home Loan Bank borrowings	(9,958)	(8,995)
Bank notes and senior debt	(1,424)	(4,045)
Subordinated debt	(747)	(1,783)
Commercial paper	(7,998)	(11,897)
Other borrowed funds	(324)	(861)
Preferred stock	(150)
Excess tax benefits from share-based payment arrangements	23	17
Redemption of noncontrolling interests	(375)
Acquisition of treasury stock	(23)	(160)
Preferred stock cash dividends paid	(188)	(125)
Common stock cash dividends paid	(677)	(608)
Net cash provided (used) by financing activities	1,621	6,186
Net Increase (Decrease) In Cash And Due From Banks	(312)	179
Cash and due from banks at beginning of period	5,220	4,105
Cash and due from banks at end of period	$4,908	$4,284
Supplemental Disclosures
Interest paid	$698	$943
Income taxes paid	228	36
Income taxes refunded	2	13
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	(110)	500
Transfer from loans to foreclosed assets	555	832
(a)	Includes the impact of the consolidation of a variable interest entity as of March 31, 2013.

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2012 Annual Report on Form 10-K. Reference is made to Note 1 Accounting Policies in the 2012 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to these policies in the first nine months of 2013 other than as disclosed herein. These interim consolidated financial statements serve to update the 2012 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

We have considered the impact of subsequent events on these consolidated financial statements.

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

On January 31, 2013, we transferred 205,350 shares to BlackRock in connection with our obligation. After this transfer, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock, which are available to fund our obligation in connection with the BlackRock LTIP programs.

The PNC Financial Services Group, Inc. – Form 10-Q    77

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

Commercial Loans

We generally classify Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) loans as nonperforming and place them on nonaccrual status when we determine that the collection of interest or principal is not probable, including when delinquency of interest or principal payments has existed for 90 days or more and the loans are not well-secured and/or in the process of collection. A loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Such factors that would lead to nonperforming status would include, but are not limited to, the following:

•	Deterioration in the financial position of the borrower resulting in the loan moving from accrual to cash basis accounting,
•	The collection of principal or interest is 90 days or more past due unless the asset is both well-secured and/or in the process of collection,
•	Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, whether 90 days have passed or not,
•	The borrower has filed or will likely file for bankruptcy,
•	The bank advances additional funds to cover principal or interest,
•	We are in the process of liquidating a commercial borrower, or
•	We are pursuing remedies under a guarantee.

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

78    The PNC Financial Services Group, Inc. – Form 10-Q

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

Accounting for Nonperforming Assets

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

The PNC Financial Services Group, Inc. – Form 10-Q    79

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

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date. We determine the

80    The PNC Financial Services Group, Inc. – Form 10-Q

allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors, and, solely for commercial lending, the terms and expiration dates of the unfunded credit facilities. Other than the estimation of the probability of funding, the reserve for unfunded loan commitments is estimated in a manner similar to the methodology used for determining reserves for funded exposures. The allowance for unfunded loan commitments and letters of credit is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for credit losses.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU amends existing guidance to include the Fed Funds effective swap rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The effective date of ASU 2013-10 was July 17, 2013. However, since this ASU does not impact existing hedge accounting relationships, it did not have a material effect on our results of operations or financial position.

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

For information on Recent Accounting Pronouncements issued prior to the third quarter, see Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item I of our First Quarter 2013 Form 10-Q and our Second Quarter 2013 Form 10-Q.

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

The PNC Financial Services Group, Inc. – Form 10-Q    81

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

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At September 30, 2013 and December 31, 2012, the balance of our ROAP asset and liability totaled $144 million and $190 million, respectively.

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

82    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides information related to certain financial information and cash flows associated with PNC’s loan sale and servicing activities:

Table 60: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – September 30, 2013
Servicing portfolio (c)	$115,034	$166,538	$5,048
Carrying value of servicing assets (d)	1,037	541
Servicing advances (e)	558	423	11
Repurchase and recourse obligations (f)	471	38	23
Carrying value of mortgage-backed securities held (g)	4,411	1,520
FINANCIAL INFORMATION – December 31, 2012
Servicing portfolio (c)	$119,262	$153,193	$5,353
Carrying value of servicing assets (d)	650	420
Servicing advances (e)	582	505	5
Repurchase and recourse obligations (f)	614	43	58
Carrying value of mortgage-backed securities held (g)	5,445	1,533

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended September 30, 2013
Sales of loans (h)	$4,148	$712
Repurchases of previously transferred loans (i)	278		$1
Servicing fees (j)	91	44	5
Servicing advances recovered/(funded), net		78	(5)
Cash flows on mortgage-backed securities held (g)	436	140
CASH FLOWS – Three months ended September 30, 2012
Sales of loans (h)	$4,032	$469
Repurchases of previously transferred loans (i)	352		$3
Servicing fees (j)	93	43	6
Servicing advances recovered/(funded), net	(44)	(21)	3
Cash flows on mortgage-backed securities held (g)	324	92
CASH FLOWS – Nine months ended September 30, 2013
Sales of loans (h)	$12,142	$2,127
Repurchases of previously transferred loans (i)	928		$5
Servicing fees (j)	270	133	16
Servicing advances recovered/(funded), net	24	81	(6)
Cash flows on mortgage-backed securities held (g)	1,192	333
CASH FLOWS – Nine months ended September 30, 2012
Sales of loans (h)	$10,480	$1,418
Repurchases of previously transferred loans (i)	1,121		$19
Servicing fees (j)	287	134	17
Servicing advances recovered/(funded), net	(45)		3
Cash flows on mortgage-backed securities held (g)	863	444
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 18 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgages, this amount represents the outstanding balance of loans we service, including loans transferred by us and loans originated by others where we have purchased the associated servicing rights. For home equity loan/line transfers, this amount represents the outstanding balance of loans transferred and serviced. For commercial mortgages, this amount represents our overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 9 Fair Value and Note 10 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.
(f)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 18 Commitments and Guarantees for further information.
(g)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(h)	There were no gains or losses recognized on the transaction date for sales of residential mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(i)	Includes government insured or guaranteed loans repurchased through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.
(j)	Includes contractually specified servicing fees, late charges and ancillary fees.

The PNC Financial Services Group, Inc. – Form 10-Q    83

The table below presents information about the principal balances of transferred loans not recorded on our balance sheet, including residential mortgages, that we service. Additionally, the table below includes principal balances of commercial mortgage securitization and sales transactions where we service those assets. Delinquent loans, included in serviced loans, are loans 90 days or more past due.

Table 61: Principal Balance, Delinquent Loans (Loans 90 Days or More Past Due), and Net Charge-offs Related to Serviced Loans

In millions	Residential Mortgages	Commercial Mortgages	Home Equity Loans/Lines (a)
Serviced Loan Information – September 30, 2013
Total principal balance	$88,299	$64,467	$5,048
Delinquent loans	3,799	2,384	2,031
Serviced Loan Information – December 31, 2012
Total principal balance	$97,399	$67,563	$5,353
Delinquent loans	4,922	3,440	1,963

In millions	Residential Mortgages	Commercial Mortgages	Home Equity Loans/Lines (a)
Three months ended September 30, 2013
Net charge-offs (b)	$58	$431	$24
Three months ended September 30, 2012
Net charge-offs (b)	$84	$214	$66
Nine months ended September 30, 2013
Net charge-offs (b)	$173	$729	$103
Nine months ended September 30, 2012
Net charge-offs (b)	$223	$645	$206
(a)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 18 Commitments and Guarantees for further information.
(b)	Net charge-offs for Residential mortgages and Home equity loans/lines represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represents credit losses less recoveries distributed and as reported by the trustee for CMBS securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

84    The PNC Financial Services Group, Inc. – Form 10-Q

VARIABLE INTEREST ENTITIES (VIES)

As discussed in our 2012 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of September 30, 2013 and December 31, 2012. We have not provided additional financial support to these entities which we are not contractually required to provide.

Table 62: Consolidated VIEs – Carrying Value (a) (b)

September 30, 2013 In millions	Market Street (c)	Credit Card and Other Securitization Trusts (d)	Tax Credit Investments	Total
Assets
Cash and due from banks			$4	$4
Interest-earning deposits with banks			7	7
Loans	$2,777	$1,697		$4,474
Allowance for loan and lease losses		(58)		(58)
Equity investments			564	564
Other assets (e)	3	25	507	535
Total assets (f)	$2,780	$1,664	$1,082	$5,526
Liabilities
Commercial paper	$2,997			$2,997
Other borrowed funds		$186	$234	420
Accrued expenses			115	115
Other liabilities	154		156	310
Total liabilities	$3,151	$186	$505	$3,842

December 31, 2012 In millions	Market Street	Credit Card Securitization Trust (g)	Tax Credit Investments	Total
Assets
Cash and due from banks			$4	$4
Interest-earning deposits with banks			6	6
Investment securities	$9			9
Loans	6,038	$1,743		7,781
Allowance for loan and lease losses		(75)		(75)
Equity investments			1,429	1,429
Other assets	536	31	714	1,281
Total assets	$6,583	$1,699	$2,153	$10,435
Liabilities
Commercial paper	$6,045			$6,045
Other borrowed funds			$257	257
Accrued expenses			132	132
Other liabilities	529		447	976
Total liabilities	$6,574		$836	$7,410
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.
(c)	During the third quarter of 2013, PNC initiated the process to wind down Market Street. The commitments and loans of Market Street will be assigned to PNC Bank, National Association (PNC Bank, N.A.).
(d)	During the first quarter of 2013, PNC consolidated a Non-agency securitization trust due to modification of contractual provisions.
(e)	During the second quarter of 2013, certain Market Street amounts previously classified in “Other assets” were reclassified to “Loans”.
(f)	Total assets for Market Street as of September 30, 2013 exclude an investment of excess cash in an intercompany account of approximately $377 million which also serves as collateral for the outstanding Market Street commercial paper as of that date.
(g)	During the first quarter of 2012, the last securitization series issued by the SPE matured, resulting in the zero balance of liabilities at December 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    85

Table 63: Assets and Liabilities of Consolidated VIEs (a)

In millions	Aggregate Assets	Aggregate Liabilities
September 30, 2013
Market Street	$3,809	$3,809
Credit Card and Other Securitization Trusts	1,728	186
Tax Credit Investments	1,091	534
December 31, 2012
Market Street	$7,796	$7,796
Credit Card Securitization Trust	1,782
Tax Credit Investments	2,162	853
(a)	Amounts in this table differ from total assets and liabilities in the preceding “Consolidated VIEs – Carrying Value” table due to the elimination of intercompany assets and liabilities in the preceding table.

Table 64: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
September 30, 2013
Commercial Mortgage-Backed Securitizations (a)	$73,079	$73,079	$1,837	$1,837	(c)
Residential Mortgage-Backed Securitizations (a)	67,135	67,135	4,428	4,428	(c)	$5	(e)
Tax Credit Investments and Other (b)	6,817	2,125	1,492	1,492	(d)	670	(e)
Total	$147,031	$142,339	$7,757	$7,757		$675

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2012
Commercial Mortgage-Backed Securitizations (a)	$72,370	$72,370	$1,829	$1,829	(c)
Residential Mortgage-Backed Securitizations (a)	42,719	42,719	5,456	5,456	(c)	$90	(e)
Tax Credit Investments and Other (b)	5,960	2,101	1,283	1,283	(d)	623	(e)
Total	$121,049	$117,190	$8,568	$8,568		$713
(a)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information. We also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 8 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships.
(c)	Included in Trading securities, Investment securities, Other intangible assets, and Other assets on our Consolidated Balance Sheet.
(d)	Included in Equity investments on our Consolidated Balance Sheet.
(e)	Included in Other liabilities on our Consolidated Balance Sheet.

86    The PNC Financial Services Group, Inc. – Form 10-Q

MARKET STREET

Market Street Funding LLC (Market Street), owned by an independent third-party, is a multi-seller asset-backed commercial paper conduit that primarily purchases assets or makes loans secured by interests in pools of receivables from U.S. corporations. Market Street funds the purchases of assets or loans by issuing commercial paper. Market Street is supported by pool-specific credit enhancements, liquidity facilities, and a program-level credit enhancement. Generally, Market Street mitigates its potential interest rate risk by entering into agreements with its borrowers that reflect interest rates based upon its weighted-average commercial paper cost of funds. On September 5, 2013, PNC announced that the process to wind down Market Street was initiated. As part of the wind down process, the commitments and outstanding loans of Market Street will be assigned to PNC Bank, N.A., which will fund these commitments and loans by utilizing its diversified funding sources. Market Street’s commercial paper will be repaid in full through the wind down process, which is expected to be complete by the end of the fourth quarter of 2013.

In conjunction with the assignment of commitments and loans the associated liquidity facilities will be terminated, and the program-level credit enhancement currently provided to Market Street will be terminated upon the completion of the wind down. At September 30, 2013, $652 million was outstanding under the credit enhancement facility. The wind down is not expected to have a material impact to PNC’s financial condition or results of operations.

Although the commercial paper obligations at September 30, 2013 and December 31, 2012 were supported by Market Street’s assets, PNC Bank, N.A. may be obligated to fund Market Street under the $5.9 billion of liquidity facilities for events such as commercial paper market disruptions, borrower bankruptcies, collateral deficiencies or covenant violations until completion of this wind down. Our credit risk under the liquidity facilities is secondary to the risk of first loss absorbed by Market Street borrowers through over-collateralization of assets and losses absorbed by deal-specific credit enhancement provided by a third party. The deal-specific credit enhancement is generally structured to cover a multiple of expected losses for the pool of assets and is sized to meet rating agency standards for comparably structured transactions.

Through the credit enhancement and liquidity facility arrangements, PNC Bank, N.A. has the power to direct the activities of Market Street that most significantly affect its economic performance and these arrangements expose PNC Bank, N.A. to expected losses or residual returns that are potentially significant to Market Street. Therefore, PNC Bank, N.A. consolidates Market Street; however Market Street creditors have no direct recourse to PNC Bank, N.A.

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

During the first quarter of 2012, the last series issued by the SPE, Series 2007-1, matured. At September 30, 2013, the SPE continued to exist and we consolidated the entity as we continued to be the primary beneficiary of the SPE through our holding of seller’s interest and our role as the primary servicer.

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

The PNC Financial Services Group, Inc. – Form 10-Q    87

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

For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus they are not consolidated. These investments are disclosed in Table 64: Non-Consolidated VIEs. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment and partnership results. We use the equity method to account for our investment in these entities with the investments reflected in Equity investments on our Consolidated Balance Sheet. In addition, we increase our recognized investments and recognize a liability for all legally binding unfunded equity commitments. These liabilities are reflected in Other liabilities on our Consolidated Balance Sheet.

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

In the first quarter 2013, contractual provisions of a Non-agency securitization were modified resulting in PNC being deemed the primary beneficiary of the securitization. As a result, we consolidated the SPE and recorded the SPE’s home equity line of credit assets and associated beneficial interest liabilities and are continuing to account for these instruments at fair value. These balances are included within the Credit Card and Other Securitization Trusts balances line in Table 62: Consolidated VIEs – Carrying Value and Table 63: Assets and Liabilities of Consolidated VIEs. Additionally, creditors of the SPE have no direct recourse to PNC.

Details about the Agency and Non-agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in Table 64: Non-Consolidated VIEs. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

88    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

Loans outstanding were as follows:

Table 65: Loans Outstanding

In millions	September 30 2013	December 31 2012
Commercial lending
Commercial	$86,990	$83,040
Commercial real estate	20,131	18,655
Equipment lease financing	7,314	7,247
Total commercial lending	114,435	108,942
Consumer lending
Home equity	36,591	35,920
Residential real estate	15,392	15,240
Credit card	4,242	4,303
Other consumer	22,196	21,451
Total consumer lending	78,421	76,914
Total loans (a) (b)	$192,856	$185,856
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.2 billion and $2.7 billion at September 30, 2013 and December 31, 2012, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in loans outstanding.

At September 30, 2013, we pledged $23.3 billion of commercial loans to the Federal Reserve Bank (FRB) and $43.4 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2012 were $23.2 billion and $37.3 billion, respectively.

Table 66: Net Unfunded Credit Commitments

In millions	September 30 2013	December 31 2012
Total commercial lending	$86,248	$78,703
Home equity lines of credit	18,911	19,814
Credit card	16,971	17,381
Other	4,447	4,694
Total (a)	$126,577	$120,592
(a)	Excludes standby letters of credit. See Note 18 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At September 30, 2013, commercial commitments reported above exclude $23.5 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2012 was $22.5 billion.

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

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The PNC Financial Services Group, Inc. – Form 10-Q    89

The following tables display the delinquency status of our loans and our nonperforming assets at September 30, 2013 and December 31, 2012, respectively.

Table 67: Analysis of Loan Portfolio (a)

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired	Total Loans
September 30, 2013
Commercial	$86,163	$73	$37	$33	$143	$498		$186	$86,990
Commercial real estate	18,849	54	31	3	88	598		596	20,131
Equipment lease financing	7,299	6	1	2	9	6			7,314
Home equity (d)	32,947	88	32		120	1,137		2,387	36,591
Residential real estate (d)(e)	9,384	227	88	1,222	1,537	902	$341	3,228	15,392
Credit card	4,158	30	19	31	80	4			4,242
Other consumer (d)(f)	21,442	226	124	342	692	61		1	22,196
Total	$180,242	$704	$332	$1,633	$2,669	$3,206	$341	$6,398	$192,856
Percentage of total loans	93.45%	.37%	.17%	.85%	1.39%	1.66%	.18%	3.32%	100.00%
December 31, 2012
Commercial	$81,930	$115	$55	$42	$212	$590		$308	$83,040
Commercial real estate	16,735	100	57	15	172	807		941	18,655
Equipment lease financing	7,214	17	1	2	20	13			7,247
Home equity	32,174	117	58		175	951		2,620	35,920
Residential real estate (e)	8,464	278	146	1,901	2,325	845	$70	3,536	15,240
Credit card	4,205	34	23	36	93	5			4,303
Other consumer (f)	20,663	258	131	355	744	43		1	21,451
Total	$171,385	$919	$471	$2,351	$3,741	$3,254	$70	$7,406	$185,856
Percentage of total loans	92.21%	.49%	.25%	1.26%	2.00%	1.75%	.05%	3.99%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, accruing consumer loans past due 30 – 59 days decreased $44 million, accruing consumer loans past due 60 – 89 days decreased $36 million and accruing consumer loans past due 90 days or more decreased $315 million, of which $295 million related to Residential real estate government insured loans. As part of this alignment, these loans were moved into nonaccrual status.
(e)	Past due loan amounts at September 30, 2013 include government insured or guaranteed Residential real estate mortgages totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $1.2 billion for 90 days or more past due. Past due loan amounts at December 31, 2012 include government insured or guaranteed Residential real estate mortgages totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $1.9 billion for 90 days or more past due.
(f)	Past due loan amounts at September 30, 2013 include government insured or guaranteed Other consumer loans totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due. Past due loan amounts at December 31, 2012 include government insured or guaranteed Other consumer loans totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due.

90    The PNC Financial Services Group, Inc. – Form 10-Q

Table 68: Nonperforming Assets

Dollars in millions	September 30 2013	December 31 2012
Nonperforming loans
Commercial lending
Commercial	$498	$590
Commercial real estate	598	807
Equipment lease financing	6	13
Total commercial lending	1,102	1,410
Consumer lending (a)
Home equity (b)	1,137	951
Residential real estate (b)	902	845
Credit card	4	5
Other consumer (b)	61	43
Total consumer lending	2,104	1,844
Total nonperforming loans (c)	3,206	3,254
OREO and foreclosed assets
Other real estate owned (OREO) (d)	403	507
Foreclosed and other assets	13	33
Total OREO and foreclosed assets	416	540
Total nonperforming assets	$3,622	$3,794
Nonperforming loans to total loans	1.66%	1.75%
Nonperforming assets to total loans, OREO and foreclosed assets	1.87	2.04
Nonperforming assets to total assets	1.17	1.24
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, nonperforming home equity loans increased $214 million, nonperforming residential mortgage loans increased $187 million and nonperforming other consumer loans increased $25 million. Charge-offs have been taken on these loans where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $134 million.
(c)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(d)	OREO excludes $264 million and $380 million at September 30, 2013 and December 31, 2012, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 5 for additional information. For the nine months ended September 30, 2013, $2.4 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the nine months ended September 30, 2012 was $2.3 billion.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.5 billion at September 30, 2013 and $1.6 billion at December 31, 2012. TDRs returned to performing (accruing) status totaled $1.2 billion and $1.0 billion at September 30, 2013 and December 31, 2012, respectively, and are excluded from nonperforming loans. Generally, these loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status. At September 30, 2013 and December 31, 2012, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

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

COMMERCIAL LENDING ASSET CLASSES

Commercial Loan Class

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process on an ongoing basis. These ratings are reviewed and updated on a risk-adjusted basis, generally at least once per year. Additionally, no less frequently than an annual basis, we update PD rates related to each rating grade based upon internal historical data, augmented by market data. For small balance homogenous pools of commercial loans, mortgages and leases, we apply statistical modeling to assist in determining the probability of default within these pools. Further, on a periodic basis, we update our LGD estimates associated with each rating grade based upon historical data. The combination of the PD and LGD ratings assigned to a

The PNC Financial Services Group, Inc. – Form 10-Q    91

commercial loan, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. In general, loans with better PD and LGD tend to have a lower likelihood of loss compared to loans with worse PD and LGD, which tend to have a higher likelihood of loss. The loss amount also considers exposure at date of default, which we also periodically update based upon historical data.

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

See Note 6 Purchased Loans for additional information.

92    The PNC Financial Services Group, Inc. – Form 10-Q

Table 69: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated (b)	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
September 30, 2013
Commercial	$82,630	$1,816	$2,252	$106	$86,804
Commercial real estate	17,783	365	1,275	112	19,535
Equipment lease financing	7,127	95	89	3	7,314
Purchased impaired loans		24	540	218	782
Total commercial lending (f) (g)	$107,540	$2,300	$4,156	$439	$114,435
December 31, 2012
Commercial	$78,048	$1,939	$2,600	$145	$82,732
Commercial real estate	14,898	804	1,802	210	17,714
Equipment lease financing	7,062	68	112	5	7,247
Purchased impaired loans	49	60	852	288	1,249
Total commercial lending (f)	$100,057	$2,871	$5,366	$648	$108,942
(a)	Based upon PDs and LGDs.
(b)	Pass Rated loans include loans not classified as “Special Mention”, “Substandard”, or “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(f)	Loans are included above based on their contractual terms as “Pass”, “Special Mention”, “Substandard” or “Doubtful”.
(g)	We began to refine our process for categorizing commercial loans in the second quarter of 2013 in order to apply a split rating classification to certain loans meeting threshold criteria. By assigning split classifications, a loan’s exposure amount may be split into more than one classification category in the above table. This refinement is expected to be completed by the fourth quarter of 2013.

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

The PNC Financial Services Group, Inc. – Form 10-Q    93

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

In the first quarter of 2013, we refined our process for the Home Equity and Residential Real Estate Asset Quality Indicators shown in the following tables. These refinements include, but are not limited to, improvements in the process for determining lien position and LTV in both Table 71: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans and Table 72: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans. Additionally, as of the first quarter of 2013, we are now presenting Table 71 at recorded investment as opposed to our prior presentation of outstanding balance. Table 72 continues to be presented at outstanding balance. Both the 2013 and 2012 period end balance disclosures are presented in the below tables using this refined process.

Table 70: Home Equity and Residential Real Estate Balances

In millions	September 30 2013	December 31 2012
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$44,468	$42,725
Home equity and residential real estate loans – purchased impaired loans (b)	5,803	6,638
Government insured or guaranteed residential real estate mortgages (a)	1,900	2,279
Purchase accounting adjustments – purchased impaired loans	(188)	(482)
Total home equity and residential real estate loans (a)	$51,983	$51,160
(a)	Represents recorded investment.
(b)	Represents outstanding balance.

Table 71: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
September 30, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$434	$2,238	$672	$3,344
Less than or equal to 660 (d) (e)	75	463	217	755
Missing FICO	1	10	14	25
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	1,031	3,156	1,150	5,337
Less than or equal to 660 (d) (e)	160	562	230	952
Missing FICO	2	5	32	39
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	1,130	2,010	829	3,969
Less than or equal to 660	135	300	137	572
Missing FICO	2	5	23	30
Less than 90% and updated FICO scores:
Greater than 660	13,045	7,169	6,081	26,295
Less than or equal to 660	1,289	941	639	2,869
Missing FICO	26	15	240	281
Total home equity and residential real estate loans	$17,330	$16,874	$10,264	$44,468

94    The PNC Financial Services Group, Inc. – Form 10-Q

	Home Equity		Residential Real Estate
December 31, 2012 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$470	$2,772	$667	$3,909
Less than or equal to 660 (d) (e)	84	589	211	884
Missing FICO	1	10	19	30
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	1,027	3,636	1,290	5,953
Less than or equal to 660 (d) (e)	159	641	253	1,053
Missing FICO	3	6	45	54
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	1,056	2,229	1,120	4,405
Less than or equal to 660	130	319	164	613
Missing FICO	1	5	23	29
Less than 90% and updated FICO scores:
Greater than 660	10,736	7,255	4,701	22,692
Less than or equal to 660	1,214	921	621	2,756
Missing FICO	23	13	269	305
Missing LTV and updated FICO scores:
Missing FICO			42	42
Total home equity and residential real estate loans	$14,904	$18,396	$9,425	$42,725
(a)	Excludes purchased impaired loans of approximately $5.6 billion and $6.2 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $1.9 billion and $2.3 billion, and loans held for sale at September 30, 2013 and December 31, 2012, respectively. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
(c)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV are estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology. In the second quarter of 2013, we enhanced our CLTV determination process by further refining the data and correcting certain methodological inconsistencies. As a result, the amounts in the December 31, 2012 table were updated during the second quarter of 2013.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states have the highest percentage of higher risk loans at September 30, 2013: New Jersey 13%, Illinois 12%, Pennsylvania 11%, Ohio 11%, Florida 9%, Maryland 6%, Michigan 5%, and California 5%. The remainder of the states have lower than 4% of the high risk loans individually, and collectively they represent approximately 28% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2012: New Jersey 14%, Illinois 11%, Pennsylvania 11%, Ohio 10%, Florida 9%, California 6%, Maryland 6%, and Michigan 5%. The remainder of the states have lower than 4% of the high risk loans individually, and collectively they represent approximately 28% of the higher risk loans.

The PNC Financial Services Group, Inc. – Form 10-Q    95

Table 72: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
September 30, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$13	$591	$429	$1,033
Less than or equal to 660	17	280	342	639
Missing FICO		15	24	39
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	22	541	398	961
Less than or equal to 660	17	253	319	589
Missing FICO		16	20	36
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	12	151	197	360
Less than or equal to 660	14	87	153	254
Missing FICO		6	10	16
Less than 90% and updated FICO scores:
Greater than 660	93	194	619	906
Less than or equal to 660	130	167	580	877
Missing FICO	1	8	41	50
Missing LTV and updated FICO scores:
Greater than 660	1		16	17
Less than or equal to 660	1		17	18
Missing FICO			8	8
Total home equity and residential real estate loans	$321	$2,309	$3,173	$5,803

96    The PNC Financial Services Group, Inc. – Form 10-Q

	Home Equity (b) (c)		Residential Real Estate (b) (c)
December 31, 2012 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$17	$791	$597	$1,405
Less than or equal to 660	17	405	498	920
Missing FICO		23	46	69
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	26	552	435	1,013
Less than or equal to 660	20	269	383	672
Missing FICO		18	23	41
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	14	140	216	370
Less than or equal to 660	14	99	182	295
Missing FICO		7	11	18
Less than 90% and updated FICO scores:
Greater than 660	86	174	589	849
Less than or equal to 660	142	163	598	903
Missing FICO	2	8	39	49
Missing LTV and updated FICO scores:
Greater than 660			18	18
Less than or equal to 660			7	7
Missing FICO			9	9
Total home equity and residential real estate loans	$338	$2,649	$3,651	$6,638
(a)	Amounts shown represent outstanding balance. See Note 6 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states have the highest percentage of higher risk loans at September 30, 2013: California 17%, Florida 15%, Illinois 12%, Ohio 8%, North Carolina 5%, Michigan 5%, and New York 4%. The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 34% of the purchased impaired portfolio. The following states have the highest percentage of loans at December 31, 2012: California 18%, Florida 15%, Illinois 12%, Ohio 7%, North Carolina 6% and Michigan 5% The remainder of the states have lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 37% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV are estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology. In the second quarter of 2013, we enhanced our CLTV determination process by further refining the data and correcting certain methodological inconsistencies. As a result, the amounts in the December 31, 2012 table were updated during the second quarter of 2013.

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

See Note 6 Purchased Loans for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q    97

Table 73: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
September 30, 2013
FICO score greater than 719	$2,204	52%	$8,347	63%
650 to 719	1,176	28	3,391	26
620 to 649	192	4	483	4
Less than 620	239	6	556	4
No FICO score available or required (c)	431	10	431	3
Total loans using FICO credit metric	4,242	100%	13,208	100%
Consumer loans using other internal credit metrics (b)			8,988
Total loan balance	$4,242		$22,196
Weighted-average updated FICO score (d)		727		742
December 31, 2012
FICO score greater than 719	$2,247	52%	$7,006	60%
650 to 719	1,169	27	2,896	25
620 to 649	188	5	459	4
Less than 620	271	6	602	5
No FICO score available or required (c)	428	10	741	6
Total loans using FICO credit metric	4,303	100%	11,704	100%
Consumer loans using other internal credit metrics (b)			9,747
Total loan balance	$4,303		$21,451
Weighted-average updated FICO score (d)		726		739
(a)	At September 30, 2013, we had $31 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the September 30, 2013 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 16%, Michigan 10%, Illinois 7%, Indiana 6%, Florida 7%, New Jersey 6% and Kentucky 5%. All other states have less than 4% individually and make up the remainder of the balance. At December 31, 2012, we had $36 million of credit card loans that are higher risk. The majority of the December 31, 2012 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 14%, Michigan 12%, Illinois 8%, Indiana 6%, Florida 6%, New Jersey 5%, Kentucky 4% and North Carolina 4%. All other states have less than 3% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

TROUBLED DEBT RESTRUCTURINGS (TDRS)

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities, and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. In those situations where principal is forgiven, the amount of such principal forgiveness is immediately charged off.

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $.5 billion and $.6 billion at September 30, 2013 and December 31, 2012, respectively, for the total TDR portfolio.

98    The PNC Financial Services Group, Inc. – Form 10-Q

Table 74: Summary of Troubled Debt Restructurings

In millions	Sept. 30 2013	Dec. 31 2012
Total consumer lending	$2,221	$2,318
Total commercial lending	581	541
Total TDRs	$2,802	$2,859
Nonperforming	$1,451	$1,589
Accruing (a)	1,178	1,037
Credit card	173	233
Total TDRs	$2,802	$2,859
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

Table 75: Financial Impact and TDRs by Concession Type quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during the three and nine months ended September 30, 2013 and 2012. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category would result in reductions to future interest income. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

In some cases, there have been multiple concessions granted on one loan. This is most common within the commercial loan portfolio. When there have been multiple concessions granted in the commercial loan portfolio, the principal forgiveness TDR was prioritized for purposes of determining the inclusion in the table below. For example, if there is principal forgiveness in conjunction with lower interest rate and postponement of amortization, the type of concession will be reported as Principal Forgiveness. Second in priority would be rate reduction. For example, if there is an interest rate reduction in conjunction with postponement of amortization, the type of concession will be reported as a Rate Reduction. In the event that multiple concessions are granted on a consumer loan, concessions resulting from discharge from personal liability through Chapter 7 bankruptcy without formal affirmation of the loan obligations to PNC would be prioritized and included in the Other type of concession in the table below. After that, consumer loan concessions would follow the previously discussed priority of concessions for the commercial loan portfolio.

Table 75: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended September 30, 2013 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	51	$60	$6	$2	$46	$54
Commercial real estate	24	43	4	1	24	29
Total commercial lending (d)	75	103	10	3	70	83
Consumer lending
Home equity	963	59		26	30	56
Residential real estate	186	26		11	16	27
Credit card	2,235	17		17		17
Other consumer	253	4			3	3
Total consumer lending	3,637	106		54	49	103
Total TDRs	3,712	$209	$10	$57	$119	$186
During the three months ended September 30, 2012 Dollars in millions
Commercial lending
Commercial	35	$112	$9	$50	$35	$94
Commercial real estate	17	74	5		59	64
Equipment lease financing	2	3
Total commercial lending	54	189	14	50	94	158
Consumer lending
Home equity	962	65		53	10	63
Residential real estate	205	40		18	21	39
Credit card	2,435	18		17		17
Other consumer	157	4		1	4	5
Total consumer lending	3,759	127		89	35	124
Total TDRs	3,813	$316	$14	$139	$129	$282

The PNC Financial Services Group, Inc. – Form 10-Q    99

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the nine months ended September 30, 2013 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	129	$145	$9	$7	$96	$112
Commercial real estate	89	226	16	43	126	185
Equipment lease financing	7	30		11	2	13
Total commercial lending	225	401	25	61	224	310
Consumer lending
Home equity	3,086	219		108	91	199
Residential real estate	773	105		30	74	104
Credit card	6,660	50		1	18	19
Other consumer	1,171	19		1	16	17
Total consumer lending	11,690	393		140	199	339
Total TDRs	11,915	$794	$25	$201	$423	$649
During the nine months ended September 30, 2012 Dollars in millions
Commercial lending
Commercial	173	$226	$13	$81	$88	$182
Commercial real estate	51	174	22	43	89	154
Equipment lease financing	8	21	2		11	13
Total commercial lending	232	421	37	124	188	349
Consumer lending
Home equity	3,148	208		165	40	205
Residential real estate	587	114		47	63	110
Credit card	6,643	49		48		48
Other consumer	570	14		2	13	15
Total consumer lending	10,948	385		262	116	378
Total TDRs	11,180	$806	$37	$386	$304	$727
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
(d)	During the three months ended September 30, 2013, there were no loans classified as TDRs in the Equipment lease financing loan class.

TDRs may result in charge-offs and interest income not being recognized. At or around the time of modification, the amount of principal balance of the TDRs charged off during the three and nine months ended September 30, 2013 was not material. A financial effect of rate reduction TDRs is that interest income is not recognized. Interest income not recognized that otherwise would have been earned in the three and nine months ended September 30, 2013 and 2012, respectively, related to both commercial TDRs and consumer TDRs was not material.

Pursuant to regulatory guidance issued in the third quarter of 2012, management compiled TDR information related to changes in treatment of certain loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC. Because of the timing of the compilation of the TDR information and the fact that it covers several periods, $366 million of TDRs, net of $128 million of charge-offs, related to this new regulatory guidance, has not been reflected as part of the three and nine months ended September 30, 2012 activity included in Table 75: Financial Impact and TDRs by Concession Type and 76: TDRs which have Subsequently Defaulted. This information has been reflected in period end balance disclosures for the year ended December 31, 2012.

Allowance for loan losses has declined as a result of the increase in identified loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC which have been classified as TDRs. These loans have been charged off to collateral value less costs to sell, and any associated allowance at the time of charge-off was reduced to zero. Therefore, the charge-off activity resulted in a reduction to the allowance in prior periods, as well as the difference in pre-TDR recorded investment to the post-TDR recorded investment reflected in Table 75: Financial Impact and TDRs by Concession Type. As the change in treatment was adopted, incremental provision for credit losses was recorded if the related loan charge-off exceeded the associated allowance. In future periods, subsequent declines in collateral value for these loans will be charged off.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In Table 76: TDRs which have Subsequently Defaulted, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the reporting periods preceding July 1, 2013, January 1, 2013, July 1, 2012 and January 1, 2012, respectively, and subsequently defaulted during these reporting periods.

100    The PNC Financial Services Group, Inc. – Form 10-Q

Table 76: TDRs which have Subsequently Defaulted

During the three months ended September 30, 2013 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	20	$12
Commercial real estate	10	8
Total commercial lending (a)	30	20
Consumer lending
Home equity	474	28
Residential real estate	233	33
Credit card	1,099	9
Other consumer	91	1
Total consumer lending	1,897	71
Total TDRs	1,927	$91

During the three months ended September 30, 2012 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	20	$19
Commercial real estate	9	18
Total commercial lending	29	37
Consumer lending
Home equity	140	13
Residential real estate	148	20
Credit card	2,037	15
Other consumer	38	1
Total consumer lending	2,363	49
Total TDRs	2,392	$86

During the nine months ended September 30, 2013 Dollars in millions
	Number of Contracts	Recorded Investment
Commercial lending
Commercial	46	$30
Commercial real estate	28	40
Total commercial lending (a)	74	70
Consumer lending
Home equity	1,039	65
Residential real estate	586	82
Credit card	3,275	24
Other consumer	179	3
Total consumer lending	5,079	174
Total TDRs	5,153	$244

During the nine months ended September 30, 2012 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	78	$34
Commercial real estate	32	58
Equipment lease financing	5	11
Total commercial lending	115	103
Consumer lending
Home equity	506	46
Residential real estate	455	66
Credit card	2,979	21
Other consumer	114	4
Total consumer lending	4,054	137
Total TDRs	4,169	$240
(a)	During the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.

The impact to the ALLL for commercial lending TDRs is the effect of moving to the specific reserve methodology from the quantitative reserve methodology for those loans that were not already put on nonaccrual status. There is an impact to the ALLL as a result of the concession made, which generally results in the expectation of reduced future cash flows. The decline in expected cash flows, consideration of collateral value, and/or the application of a present value discount rate, when compared to the recorded investment, results in a charge-off or increased ALLL. As TDRs are individually evaluated under the specific reserve methodology, which builds in expectations of future performance, subsequent defaults do not generally have a significant additional impact to the ALLL.

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

The PNC Financial Services Group, Inc. – Form 10-Q    101

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. Excluded from impaired loans are nonperforming leases, loans held for sale, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. See Note 6 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $6 million and $12 million at September 30, 2013, and December 31, 2012, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the nine months ended September 30, 2013 and September 30, 2012. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 77: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (a)
September 30, 2013
Impaired loans with an associated allowance
Commercial	$553	$386	$107	$453
Commercial real estate	586	397	100	510
Home equity	1,014	1,000	358	877
Residential real estate	593	488	82	697
Credit card	173	173	37	195
Other consumer	76	62	2	71
Total impaired loans with an associated allowance	$2,995	$2,506	$686	$2,803
Impaired loans without an associated allowance
Commercial	$457	$219		$161
Commercial real estate	521	365		364
Home equity	324	127		176
Residential real estate	402	371		238
Total impaired loans without an associated allowance	$1,704	$1,082		$939
Total impaired loans	$4,699	$3,588	$686	$3,742
December 31, 2012 (c)
Impaired loans with an associated allowance
Commercial	$824	$523	$150	$653
Commercial real estate	851	594	143	778
Home equity	1,070	1,013	328	851
Residential real estate	778	663	168	700
Credit card	204	204	48	227
Other consumer	104	86	3	63
Total impaired loans with an associated allowance	$3,831	$3,083	$840	$3,272
Impaired loans without an associated allowance
Commercial	$362	$126		$157
Commercial real estate	562	355		400
Home equity	169	121		40
Residential real estate	316	231		77
Total impaired loans without an associated allowance	$1,409	$833		$674
Total impaired loans	$5,240	$3,916	$840	$3,946
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the nine months ended September 30, 2013, and the year ended December 31, 2012, respectively.
(b)	Associated allowance amounts include $.5 billion and $.6 billion for TDRs at September 30, 2013, and December 31, 2012, respectively.
(c)	Certain impaired loan balances at December 31, 2012 were reclassified from Impaired loans with an associated allowance to Impaired loans without an associated allowance to reflect those loans that had been identified as of December 31, 2012 as loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC and the loans were subsequently charged-off to collateral value less costs to sell. This presentation is consistent with updated processes in effect as of March 31, 2013.

102    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table provides purchased impaired loans at September 30, 2013 and December 31, 2012:

Table 78: Purchased Impaired Loans – Balances

	September 30, 2013		December 31, 2012
In millions	Recorded Investment	Outstanding Balance	Recorded Investment	Outstanding Balance
Commercial lending
Commercial	$186	$322	$308	$524
Commercial real estate	596	749	941	1,156
Total commercial lending	782	1,071	1,249	1,680
Consumer lending
Consumer	2,388	2,632	2,621	2,988
Residential real estate	3,228	3,173	3,536	3,651
Total consumer lending	5,616	5,805	6,157	6,639
Total	$6,398	$6,876	$7,406	$8,319

During the first nine months of 2013, $59 million of provision and $95 million of charge-offs were recorded on purchased impaired loans. At September 30, 2013, the allowance for loan and lease losses was $1.1 billion on $5.8 billion of purchased impaired loans while the remaining $.6 billion of purchased impaired loans required no allowance as the net present value of expected cash flows equaled or exceeded the recorded investment. As of December 31, 2012, the allowance for loan and lease losses related to purchased impaired loans was $1.1 billion. If any allowance for loan losses is recognized on a purchased impaired pool, which is accounted for as a single asset, the entire balance of that pool would be disclosed as requiring an allowance. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan for cash flow estimation purposes. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

Activity for the accretable yield for the first nine months of 2013 follows:

Table 79: Purchased Impaired Loans – Accretable Yield

In millions	2013
January 1	$2,166
Accretion (including excess cash recoveries)	(539)
Net reclassifications to accretable from non-accretable (a)	577
Disposals	(20)
September 30	$2,184
(a)	Approximately 60% of the net reclassifications were driven by the consumer portfolio and were due to improvements of cash expected to be collected on both RBC Bank (USA) and National City loans in future periods. The remaining net reclassifications were predominantly due to future cash flow changes in the commercial portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    103

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

Allowance for Purchased Non-Impaired Loans

ALLL for purchased non-impaired loans is determined based upon the methodologies described above compared to the remaining acquisition date fair value discount that has yet to be accreted into interest income. After making the comparison, an ALLL is recorded for the amount greater than the discount, or no ALLL is recorded if the discount is greater.

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

104    The PNC Financial Services Group, Inc. – Form 10-Q

Table 80: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
September 30, 2013
Allowance for Loan and Lease Losses
January 1	$1,774	$2,262	$4,036
Charge-offs	(493)	(772)	(1,265)
Recoveries	266	111	377
Net charge-offs	(227)	(661)	(888)
Provision for credit losses	53	477	530
Net change in allowance for unfunded loan commitments and letters of credit	(4)	19	15
Other	(2)		(2)
September 30	$1,594	$2,097	$3,691
TDRs individually evaluated for impairment	$31	$479	$510
Other loans individually evaluated for impairment	176		176
Loans collectively evaluated for impairment	1,233	711	1,944
Purchased impaired loans	154	907	1,061
September 30	$1,594	$2,097	$3,691
Loan Portfolio
TDRs individually evaluated for impairment	$581	$2,221	$2,802
Other loans individually evaluated for impairment	786		786
Loans collectively evaluated for impairment (a)	112,286	70,584	182,870
Purchased impaired loans	782	5,616	6,398
September 30	$114,435	$78,421	$192,856
Portfolio segment ALLL as a percentage of total ALLL	43%	57%	100%
Ratio of the allowance for loan and lease losses to total loans	1.39%	2.67%	1.91%
September 30, 2012
Allowance for Loan and Lease Losses
January 1	$1,995	$2,352	$4,347
Charge-offs	(602)	(808)	(1,410)
Recoveries	331	100	431
Net charge-offs	(271)	(708)	(979)
Provision for credit losses	93	576	669
Net change in allowance for unfunded loan commitments and letters of credit	1		1
Other	1		1
September 30	$1,819	$2,220	$4,039
TDRs individually evaluated for impairment	$43	$527	$570
Other loans individually evaluated for impairment	287		287
Loans collectively evaluated for impairment	1,260	854	2,114
Purchased impaired loans	229	839	1,068
September 30	$1,819	$2,220	$4,039
Loan Portfolio
TDRs individually evaluated for impairment	$556	$2,019	$2,575
Other loans individually evaluated for impairment	1,336		1,336
Loans collectively evaluated for impairment	101,906	68,298	170,204
Purchased impaired loans	1,402	6,347	7,749
September 30	$105,200	$76,664	$181,864
Portfolio segment ALLL as a percentage of total ALLL	45%	55%	100%
Ratio of the allowance for loan and lease losses to total loans	1.73%	2.90%	2.22%
(a)	Includes $274 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell. Accordingly, there is no allowance recorded for these loans.

The PNC Financial Services Group, Inc. – Form 10-Q    105

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date. See Note 1 Accounting Policies for additional information.

Table 81: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2013	2012
January 1	$250	$240
Net change in allowance for unfunded loan commitments and letters of credit	(15)	(1)
September 30	$235	$239

NOTE 8 INVESTMENT SECURITIES

Table 82: Investment Securities Summary

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
September 30, 2013
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$2,017	$148		$2,165
Residential mortgage-backed
Agency	22,323	433	$(144)	22,612
Non-agency	5,570	287	(212)	5,645
Commercial mortgage-backed
Agency	654	20	(1)	673
Non-agency	3,544	133	(11)	3,666
Asset-backed	5,909	59	(53)	5,915
State and municipal	2,134	56	(37)	2,153
Other debt	2,577	58	(20)	2,615
Total debt securities	44,728	1,194	(478)	45,444
Corporate stocks and other	318			318
Total securities available for sale	$45,046	$1,194	$(478)	$45,762
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$237	$16		$253
Residential mortgage-backed
Agency	5,098	109	$(29)	5,178
Non-agency	296	1		297
Commercial mortgage-backed
Agency	1,257	53		1,310
Non-agency	2,127	27		2,154
Asset-backed	1,082	4	(4)	1,082
State and municipal	1,057	17		1,074
Other debt	344	10		354
Total securities held to maturity	$11,498	$237	$(33)	$11,702

106    The PNC Financial Services Group, Inc. – Form 10-Q

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
December 31, 2012
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$2,868	$245		$3,113
Residential mortgage-backed
Agency	25,844	952	$(12)	26,784
Non-agency	6,102	314	(309)	6,107
Commercial mortgage-backed
Agency	602	31		633
Non-agency	3,055	210	(1)	3,264
Asset-backed	5,667	65	(79)	5,653
State and municipal	2,197	111	(21)	2,287
Other debt	2,745	103	(4)	2,844
Total debt securities	49,080	2,031	(426)	50,685
Corporate stocks and other	367			367
Total securities available for sale	$49,447	$2,031	$(426)	$51,052
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$230	$47		$277
Residential mortgage-backed (agency)	4,380	202		4,582
Commercial mortgage-backed
Agency	1,287	87		1,374
Non-agency	2,582	85		2,667
Asset-backed	858	5		863
State and municipal	664	61		725
Other debt	353	19		372
Total securities held to maturity	$10,354	$506		$10,860

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At September 30, 2013, accumulated other comprehensive income included pretax gains of $62 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

During the third quarter of 2013, we transferred securities with a fair value of $1.9 billion from available for sale to held to maturity. The securities transferred included $.9 billion of agency residential mortgage-backed securities, $.3 billion of non-agency residential mortgage backed securities, $.3 billion of non-agency commercial mortgage-backed securities and $.4 billion of state and municipal securities. The non-agency mortgage-backed and state and municipal securities were predominately AAA-equivalent. In addition, the non-agency residential mortgage-backed securities were 2013 originations. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on Accumulated other comprehensive income and certain capital measures, taking into consideration market conditions and changes to regulatory capital requirements under Basel III capital standards. The securities were reclassified at fair value at the time of transfer and the transfer represented a non-cash transaction. Accumulated other comprehensive income included net pretax unrealized gains of $11 million at transfer, which are being accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the net premium on the same transferred securities, resulting in no impact on net income.

The gross unrealized loss on debt securities held to maturity was $54 million at September 30, 2013, which included $21 million in remaining unamortized loss relating to securities held to maturity, in Table 82, previously transferred from available for sale. Gross unrealized loss on debt securities held to maturity was less than $1 million at December 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-Q    107

The fair value of debt securities held to maturity that were in a continuous loss position for less than 12 months were $2.0 billion and $73 million at September 30, 2013 and December 31, 2012, respectively, and positions that were in a continuous loss position for 12 months or more were $32 million and $56 million at September 30, 2013 and December 31, 2012, respectively.

Table 83: Gross Unrealized Loss and Fair Value of Securities Available for Sale presents gross unrealized loss and fair value of securities available for sale at September 30, 2013 and December 31, 2012. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in accumulated other comprehensive income (loss).

Table 83: Gross Unrealized Loss and Fair Value of Securities Available for Sale

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2013
Debt securities
Residential mortgage-backed
Agency	$(137)	$6,180	$(7)	$214	$(144)	$6,394
Non-agency	(28)	1,174	(184)	1,798	(212)	2,972
Commercial mortgage-backed
Agency	(1)	33			(1)	33
Non-agency	(11)	814			(11)	814
Asset-backed	(10)	1,543	(43)	186	(53)	1,729
State and municipal	(19)	628	(18)	269	(37)	897
Other debt	(20)	921			(20)	921
Total	$(226)	$11,293	$(252)	$2,467	$(478)	$13,760
December 31, 2012
Debt securities
Residential mortgage-backed
Agency	$(9)	$1,128	$(3)	$121	$(12)	$1,249
Non-agency	(3)	219	(306)	3,185	(309)	3,404
Commercial mortgage-backed
Non-agency	(1)	60			(1)	60
Asset-backed	(1)	370	(78)	625	(79)	995
State and municipal	(2)	240	(19)	518	(21)	758
Other debt	(2)	61	(2)	15	(4)	76
Total	$(18)	$2,078	$(408)	$4,464	$(426)	$6,542

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding table, as of September 30, 2013 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

108    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table provides detail on the significant assumptions used to determine credit impairment for non-agency residential mortgage-backed and asset-backed securities collateralized by first-lien and second-lien non- agency residential mortgage loans.

Table 84: Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities (a)

September 30, 2013	Range	Weighted- average (b)
Long-term prepayment rate (annual CPR)
Prime	7-20%	13%
Alt-A	5-12	6
Option ARM	3-6	3
Remaining collateral expected to default
Prime	1-42%	16%
Alt-A	7-56	33
Option ARM	18-65	44
Loss severity
Prime	25-68%	42%
Alt-A	30-80	57
Option ARM	40-75	58
(a)	Collateralized by first and second-lien non-agency residential mortgage loans.
(b)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

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

During the third quarter and first nine months of 2013 and 2012, respectively, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities that we do not expect to sell were as follows:

The PNC Financial Services Group, Inc. – Form 10-Q    109

Table 85: Other-Than-Temporary Impairments

	Three months ended September 30		Nine months ended September 30
In millions	2013	2012	2013	2012
Credit portion of OTTI losses
Available for sale securities:
Non-agency residential mortgage-backed		$(23)	$(10)	$(86)
Asset-backed	$(2)	(1)	(6)	(9)
Other debt				(1)
Total credit portion of OTTI losses	(2)	(24)	(16)	(96)
Noncredit portion of OTTI (losses) recoveries		(2)	3	22
Total OTTI losses	$(2)	$(26)	(13)	(74)

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss).

Table 86: Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended September 30, 2013
June 30, 2013	$(885)	$(6)	$(259)	$(14)	$(1,164)
Additional loss where credit impairment was previously recognized			(2)		(2)
Reduction due to credit impaired securities sold or matured	1	6			7
September 30, 2013	$(884)	$–	$(261)	$(14)	$(1,159)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the three months ended September 30, 2012
June 30, 2012	$(890)	$(6)	$(252)	$(14)	$(1,162)
Loss where impairment was not previously recognized	(6)				(6)
Additional loss where credit impairment was previously recognized	(17)		(1)		(18)
September 30, 2012	$(913)	$(6)	$(253)	$(14)	$(1,186)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the nine months ended September 30, 2013
December 31, 2012	$(926)	$(6)	$(255)	$(14)	$(1,201)
Additional loss where credit impairment was previously recognized	(10)		(6)		(16)
Reduction due to credit impaired securities sold or matured	52	6			58
September 30, 2013	$(884)	$–	$(261)	$(14)	$(1,159)

In millions	Non-agency residential mortgage-backed	Non-agency commercial mortgage-backed	Asset-backed	Other debt	Total
For the nine months ended September 30, 2012
December 31, 2011	$(828)	$(6)	$(244)	$(13)	$(1,091)
Loss where impairment was not previously recognized	(8)			(1)	(9)
Additional loss where credit impairment was previously recognized	(78)		(9)		(87)
Reduction due to credit impaired securities sold or matured	1				1
September 30, 2012	$(913)	$(6)	$(253)	$(14)	$(1,186)

110    The PNC Financial Services Group, Inc. – Form 10-Q

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 87: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the nine months ended September 30
2013	$7,141	$142	$(46)	$96	$33
2012	8,553	169	(10)	159	56

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2013.

Table 88: Contractual Maturity of Debt Securities

September 30, 2013 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$1	$1,082	$768	$166	$2,017
Residential mortgage-backed
Agency	1	50	470	21,802	22,323
Non-agency		11	2	5,557	5,570
Commercial mortgage-backed
Agency	11	505	36	102	654
Non-agency		58	104	3,382	3,544
Asset-backed	32	1,028	2,250	2,599	5,909
State and municipal	10	112	340	1,672	2,134
Other debt	484	1,317	483	293	2,577
Total debt securities available for sale	$539	$4,163	$4,453	$35,573	$44,728
Fair value	$545	$4,261	$4,586	$36,052	$45,444
Weighted-average yield, GAAP basis	2.95%	2.44%	2.36%	3.14%	3.00%
Securities Held to Maturity
U.S. Treasury and government agencies				$237	$237
Residential mortgage-backed
Agency				5,098	5,098
Non-agency				296	296
Commercial mortgage-backed
Agency		$893	$359	5	1,257
Non-agency		49		2,078	2,127
Asset-backed		60	70	952	1,082
State and municipal		34	437	586	1,057
Other debt	$1		343		344
Total debt securities held to maturity	$1	$1,036	$1,209	$9,252	$11,498
Fair value	$1	$1,074	$1,247	$9,380	$11,702
Weighted-average yield, GAAP basis	2.51%	3.22%	3.68%	3.76%	3.70%

The PNC Financial Services Group, Inc. – Form 10-Q    111

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of September 30, 2013:

Table 89: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

September 30, 2013	Years
Agency residential mortgage-backed securities	4.7
Non-agency residential mortgage-backed securities	5.6
Agency commercial mortgage-backed securities	4.1
Non-agency commercial mortgage-backed securities	2.9
Asset-backed securities	3.6

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At September 30, 2013, there were no securities of a single issuer, other than FNMA, that exceeded 10% of total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 90: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30 2013	December 31 2012
Pledged to others	$22,299	$25,648
Accepted from others:
Permitted by contract or custom to sell or repledge	553	1,015
Permitted amount repledged to others	323	685

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

112    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following disclosures for financial instruments accounted for at fair value have been updated during the first nine months of 2013:

Loans

Loans accounted for at fair value consist primarily of residential mortgage loans. These loans are generally valued similarly to residential mortgage loans held for sale and are classified as Level 2. However, similar to residential mortgage loans held for sale, if these loans are repurchased and unsalable, they are classified as Level 3. During the first quarter of 2013, we have elected to account for certain home equity lines of credit at fair value. These loans are classified as Level 3. This category also includes repurchased brokered home equity loans. These loans are repurchased due to a breach of representations or warranties in the loan sales agreements and occur typically after the loan is in default. Similar to existing loans classified as Level 3 due to being repurchased and unsalable, the fair value price is based on bids and market observations of transactions of similar vintage. Because transaction details regarding the credit and underwriting quality are often unavailable, unobservable bid information from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3. The fair value of these loans is included in the Loans – Home equity line item in Table 93: Fair Value Measurement – Recurring Quantitative Information in this Note 9 for both September 30, 2013 and December 31, 2012. A significant input to the valuation includes a credit and liquidity discount that is deemed representative of current market conditions. Significant increases (decreases) in this assumption would result in a significantly lower (higher) fair value measurement.

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

Financial Derivatives

In connection with the sales of a portion of our Visa Class B common shares in the second and third quarters of 2013 and the second half of 2012, we entered into swap agreements with the purchaser of the shares to account for future changes in the value of the Class B common shares resulting from changes in the settlement of certain specified litigation and its effect on the conversion rate of Class B common shares into Visa Class A common shares and to make payments calculated by reference to the market price of the Class A common shares and a fixed rate of interest. The swaps are classified as Level 3 instruments and the fair values of the liability positions totaled $78 million at September 30, 2013 and $43 million at December 31, 2012, respectively.

The fair values of our derivatives are adjusted for our own and our counterparties’ nonperformance risk through the calculation of our Credit Valuation Adjustment (CVA). Our CVA is computed using new loan pricing and considers externally available bond spreads, in conjunction with internal historical recovery observations.

The PNC Financial Services Group, Inc. – Form 10-Q    113

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Table 91: Fair Value Measurements – Summary

	September 30, 2013				December 31, 2012
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$1,475	$690		$2,165	$2,269	$844		$3,113
Residential mortgage-backed
Agency		22,612		22,612		26,784		26,784
Non-agency		154	$5,491	5,645			$6,107	6,107
Commercial mortgage-backed
Agency		673		673		633		633
Non-agency		3,666		3,666		3,264		3,264
Asset-backed		5,261	654	5,915		4,945	708	5,653
State and municipal		1,822	331	2,153		1,948	339	2,287
Other debt		2,575	40	2,615		2,796	48	2,844
Total debt securities	1,475	37,453	6,516	45,444	2,269	41,214	7,202	50,685
Corporate stocks and other	302	16		318	351	16		367
Total securities available for sale	1,777	37,469	6,516	45,762	2,620	41,230	7,202	51,052
Financial derivatives (a) (b)
Interest rate contracts	30	5,376	63	5,469	5	8,326	101	8,432
Other contracts		150	2	152		131	5	136
Total financial derivatives	30	5,526	65	5,621	5	8,457	106	8,568
Residential mortgage loans held for sale (c)		1,540	14	1,554		2,069	27	2,096
Trading securities (d)
Debt (e) (f)	735	817	32	1,584	1,062	951	32	2,045
Equity	19			19	42	9		51
Total trading securities	754	817	32	1,603	1,104	960	32	2,096
Trading loans		43		43		76		76
Residential mortgage servicing rights (g)			1,037	1,037			650	650
Commercial mortgage loans held for sale (c)			612	612			772	772
Equity investments
Direct investments			1,143	1,143			1,171	1,171
Indirect investments (h)			616	616			642	642
Total equity investments			1,759	1,759			1,813	1,813
Customer resale agreements (i)		209		209		256		256
Loans (j)		633	335	968		110	134	244
Other assets
BlackRock Series C Preferred Stock (k)			284	284			243	243
Other	299	217	8	524	283	194	9	486
Total other assets	299	217	292	808	283	194	252	729
Total assets	$2,860	$46,454	$10,662	$59,976	$4,012	$53,352	$10,988	$68,352
Liabilities
Financial derivatives (b) (l)
Interest rate contracts	$7	$3,981	$18	$4,006	$1	$6,105	$12	$6,118
BlackRock LTIP			284	284			243	243
Other contracts		154	82	236		128	121	249
Total financial derivatives	7	4,135	384	4,526	1	6,233	376	6,610
Trading securities sold short (m)
Debt	324	9		333	731	10		741
Total trading securities sold short	324	9		333	731	10		741
Other borrowed funds			186	186
Other liabilities						5		5
Total liabilities	$331	$4,144	$570	$5,045	$732	$6,248	$376	$7,356

114    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at September 30, 2013 and December 31, 2012 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. The net asset amounts were $1.9 billion at September 30, 2013 compared with $2.4 billion at December 31, 2012 and the net liability amounts were $.9 billion and $.6 billion, respectively.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain commercial and residential mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $19 million at September 30, 2013 compared with net unrealized gains of $59 million at December 31, 2012.
(e)	Approximately 26% of these securities are residential mortgage-backed securities and 46% are U.S. Treasury and government agencies securities at September 30, 2013. Comparable amounts at December 31, 2012 were 25% and 52%, respectively.
(f)	At both September 30, 2013 and December 31, 2012, the balance of residential mortgage-backed agency securities with embedded derivatives carried in Trading securities was zero.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments related to indirect equity investments was $139 million and related to direct equity investments was $36 million as of September 30, 2013, respectively.
(i)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(j)	Included in Loans on our Consolidated Balance Sheet.
(k)	PNC has elected the fair value option for these shares.
(l)	Included in Other liabilities on our Consolidated Balance Sheet.
(m)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months and nine months ended September 30, 2013 and 2012 follow.

Table 92: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended September 30, 2013

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2013 (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2013	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2013
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,711	$59		$32				$(311)			$5,491
Asset-backed	672	2		12				(32)			654	$(2)
State and municipal	331										331
Other debt	48					$(5)		(3)			40
Total securities available for sale	6,762	61		44		(5)		(346)			6,516	(2)
Financial derivatives	51	113			$2			(101)			65	74
Residential mortgage loans held for sale	30				7	(1)		4	$4	$(30)	14	1
Trading securities – Debt	32										32
Residential mortgage servicing rights	975	44			22		$49	(53)			1,037	43
Commercial mortgage loans held for sale	635					(20)		(3)			612
Equity investments
Direct investments	1,115	34			44	(50)					1,143	27
Indirect investments	623	19			8	(34)					616	19
Total equity investments	1,738	53			52	(84)					1,759	46
Loans	311	12				(1)		(19)	37	(5)	335	6
Other assets
BlackRock Series C Preferred Stock	270	14									284	14
Other	8										8
Total other assets	278	14									292	14
Total assets	$10,812	$297	(e)	$44	$83	$(111)	$49	$(518)	$41	$(35)	$10,662	$182	(f)
Liabilities
Financial derivatives (d)	383	87				2		(88)			384	12
Other borrowed funds	195	2						(11)			186
Total liabilities	$578	$89	(e)			$2		$(99)			$570	$12	(f)

The PNC Financial Services Group, Inc. – Form 10-Q    115

Three Months Ended September 30, 2012

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2012 (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2012	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Fair Value Sept. 30, 2012
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,887	$26		$592				$(285)		$6,220	$(23)
Asset-backed	688	1		55				(30)		714	(1)
State and municipal	337			4						341
Other debt	55				$5	$(8)				52
Total securities available for sale	6,967	27		651	5	(8)		(315)		7,327	(24)
Financial derivatives	117	145						(115)		147	122
Trading securities – Debt	41	5						(14)		32
Residential mortgage servicing rights	581	(45)			70		$32	(44)		594	(44)
Commercial mortgage loans held for sale	837	(2)				(26)		2		811	(4)
Equity investments
Direct investments	957	26			135	(24)				1,094	21
Indirect investments	677	8			12	(39)				658	8
Total equity investments	1,634	34			147	(63)				1,752	29
Loans	7				1			(1)		7
Other assets
BlackRock Series C Preferred Stock	200	10								210	10
Other	7								$2	9
Total other assets	207	10							2	219	10
Total assets	$10,391	$174	(e)	$651	$223	$(97)	$32	$(487)	$2	$10,889	$89 (f)
Total liabilities (d)	$289	$62	(e)			$1		$(22)		$330	$21 (f)

116    The PNC Financial Services Group, Inc. – Form 10-Q

Nine Months Ended September 30, 2013

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2013 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2012	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2013
Assets
Securities available for sale
Residential mortgage- backed non-agency	$6,107	$149		$71				$(836)			$5,491	$(10)
Commercial mortgage-backed non-agency		3						(3)
Asset-backed	708	6		41				(101)			654	(6)
State and municipal	339	1			$4			(13)			331
Other debt	48				2	$(7)		(3)			40
Total securities available for sale	7,202	159		112	6	(7)		(956)			6,516	(16)
Financial derivatives	106	266			4			(309)		$(2)	65	151
Residential mortgage loans held for sale	27	1			56	(2)		5	$10	(83)	14	2
Trading securities-Debt	32										32
Residential mortgage servicing rights	650	330			86		$129	(158)			1,037	314
Commercial mortgage loans held for sale	772	(12)				(122)		(26)			612	(13)
Equity investments
Direct investments	1,171	68			107	(203)					1,143	41
Indirect investments	642	52			18	(96)					616	51
Total equity investments	1,813	120			125	(299)					1,759	92
Loans	134	33				(1)		96	94	(21)	335	23
Other assets
BlackRock Series C Preferred Stock	243	74						(33)			284	74
Other	9			(1)							8
Total other assets	252	74		(1)				(33)			292	74
Total assets	$10,988	$971	(e)	$111	$277	$(431)	$129	$(1,381)	$104	$(106)	$10,662	$627 (f)
Liabilities
Financial derivatives (d)	376	247				3		(242)			384	115
Other borrowed funds		5						181			186
Total liabilities	$376	$252	(e)			$3		$(61)			$570	$115 (f)

The PNC Financial Services Group, Inc. – Form 10-Q    117

Nine Months Ended September 30, 2012

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2012(c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2011	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2012
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,557	$38	$1,078	$49	$(163)		$(797)	$458		$6,220	$(86)
Commercial mortgage backed non-agency		2					(2)
Asset-backed	787	(6)	114		(87)		(94)			714	(9)
State and municipal	336		7				(2)			341
Other debt	49	(1)	1	14	(11)					52	(1)
Total securities available for sale	6,729	33	1,200	63	(261)		(895)	458		7,327	(96)
Financial derivatives	67	339		4			(264)	3	$(2)	147	291
Trading securities – Debt	39	8					(15)			32	3
Residential mortgage servicing rights	647	(151)		134		$85	(121)			594	(140)
Commercial mortgage loans held for sale	843	(4)			(30)		2			811	(7)
Equity investments
Direct investments	856	68		294	(124)					1,094	62
Indirect investments	648	76		42	(108)					658	73
Total equity investments	1,504	144		336	(232)					1,752	135
Loans	5			3			(1)			7
Other assets
BlackRock Series C Preferred Stock	210									210
Other	7							2		9
Total other assets	217							2		219
Total assets	$10,051	$369 (e)	$1,200	$540	$(523)	$85	$(1,294)	$463	$(2)	$10,889	$186 (f)
Total liabilities (d)	$308	$83 (e)			$2		$(62)	$1	$(2)	$330	$13 (f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Financial derivatives, which include swaps entered into in connection with sales of certain Visa Class B common shares.
(e)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $208 million for the third quarter of 2013, while for the first nine months of 2013 there were $719 million of net gains (realized and unrealized) included in earnings. The comparative amounts included net gains (realized and unrealized) of $112 million for third quarter 2012 and net gains (realized and unrealized) of $286 million for the first nine months of 2012. These amounts also included amortization and accretion of $63 million for the third quarter of 2013 and $174 million for the first nine months of 2013. The comparative amounts were $51 million for the third quarter of 2012 and $137 million for the first nine months of 2012. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement, and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $170 million for the third quarter of 2013, while for the first nine months of 2013 there were $512 million of net unrealized gains. The comparative amounts included net unrealized gains of $68 million for the third quarter of 2012 and net unrealized gains of $173 million for the first nine months of 2012. These amounts were included in Noninterest income on the Consolidated Income Statement.

118    The PNC Financial Services Group, Inc. – Form 10-Q

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the first nine months of 2013, there were transfers of residential mortgage loans held for sale and loans from Level 2 to Level 3 of $10 million and $22 million, respectively, as a result of reduced market activity in the nonperforming residential mortgage sales market which reduced the observability of valuation inputs. Also during 2013, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $11 million and $21 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $72 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during the first nine months of 2013 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgages loans held for sale and Transfers into Level 3 loans within Table 92: Reconciliation of Level 3 Assets and Liabilities. In the comparable period of 2012, there were transfers of assets and liabilities from Level 2 to Level 3 of $462 million consisting primarily of mortgage-backed available for sale securities transferred as a result of a ratings downgrade which reduced the observability of valuation inputs.

The PNC Financial Services Group, Inc. – Form 10-Q    119

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 93: Fair Value Measurement – Recurring Quantitative Information

September 30, 2013

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$5,491	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 32.1% (5.5%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	0% - 21.9% (7.1%)	(a	)
		pricing model (a)	Loss severity	6.1% - 93% (51.7%)	(a	)
			Spread over the benchmark curve (b)	287bps weighted average	(a	)
Asset-backed securities	654	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 11.1% (4.7%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	2.0% - 18.7% (9.4%)	(a	)
		pricing model (a)	Loss severity	10.0% - 100% (71.6%)	(a	)
			Spread over the benchmark curve (b)	333bps weighted average	(a	)
State and municipal securities	130	Discounted cash flow	Spread over the benchmark curve (b)	85bps - 240bps (101bps)
	201	Consensus pricing (c)	Credit and Liquidity discount	0% - 30.0% (8.4%)
Other debt securities	40	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 95.0% (88.4%)
Residential mortgage loan commitments	32	Discounted cash flow	Probability of funding	8.9% - 99.0% (71.7%)
			Embedded servicing value	.6% - 1.3% (1.1%)
Commercial mortgage loan commitments	29	Discounted cash flow	Spread over the benchmark curve (b)	74bps - 500bps (198bps)
			Embedded servicing value	2.5% - 3.0% (2.6%)
Trading securities - Debt	32	Consensus pricing (c)	Credit and Liquidity discount	0% - 20.0% (8.3%)
Residential mortgage servicing rights	1,037	Discounted cash flow	Constant prepayment rate (CPR)	2.5% - 41.9% (8.4%)
			Spread over the benchmark curve (b)	889bps - 1,871bps (1,028bps)
Commercial mortgage loans held for sale	612	Discounted cash flow	Spread over the benchmark curve (b)	460bps - 5,615bps (954bps)
Equity investments - Direct investments	1,143	Multiple of adjusted earnings	Multiple of earnings	4.5x - 9.0x (7.2x)
Equity investments - Indirect (d)	616	Net asset value	Net asset value
Loans - Residential real estate	208	Consensus pricing (c)	Cumulative default rate	2.6% - 100% (84.4%)
			Loss severity	0% - 100% (51.2%)
			Gross discount rate	12.0%
Loans - Home equity (e)	127	Consensus pricing (c)	Credit and Liquidity discount	36.0% - 99.0% (58.0%)
BlackRock Series C Preferred Stock	284	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(284)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(78)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	41.5%
			Estimated growth rate of Visa Class A share price	6.2%
Other borrowed funds (e)	(186)	Consensus pricing (c)	Credit and Liquidity discount	0% - 99.0% (25.0%)
			Spread over the benchmark curve (b)	46bps
Insignificant Level 3 assets, net of liabilities (f)	4

Total Level 3 assets, net of liabilities (g)	$10,092

120    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2012

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$6,107	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 30.0% (5.0%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	0% - 24.0% (7.0%)	(a	)
		pricing model (a)	Loss severity	10.0% - 95.0% (52.0%)	(a	)
			Spread over the benchmark curve (b)	315bps weighted average	(a	)
Asset-backed securities	708	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 11.0% (3.0%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	1.0% - 25.0% (9.0%)	(a	)
		pricing model (a)	Loss severity	10.0% - 100% (70.0%)	(a	)
			Spread over the benchmark curve (b)	511bps weighted average	(a	)
State and municipal securities	130	Discounted cash flow	Spread over the benchmark curve (b)	100bps - 280bps (119bps)
	209	Consensus pricing (c)	Credit and Liquidity discount	0% - 30.0% (8.0%)
Other debt securities	48	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 95.0% (86.0%)
Residential mortgage loan commitments	85	Discounted cash flow	Probability of funding	8.5% - 99.0% (71.1%)
			Embedded servicing value	.5% - 1.2% (.9%)
Trading securities - Debt	32	Consensus pricing (c)	Credit and Liquidity discount	8.0% - 20.0% (12.0%)
Residential mortgage loans held for sale	27	Consensus pricing (c)	Cumulative default rate	2.6% - 100% (76.1%)
			Loss severity	0% - 92.7% (55.8%)
			Gross discount rate	14.0% - 15.3% (14.9%)
Residential mortgage servicing rights	650	Discounted cash flow	Constant prepayment rate (CPR)	3.9% - 57.3% (18.8%)
			Spread over the benchmark curve (b)	939bps - 1,929bps (1,115bps)
Commercial mortgage loans held for sale	772	Discounted cash flow	Spread over the benchmark curve (b)	485bps - 4,155bps (999bps)
Equity investments - Direct investments	1,171	Multiple of adjusted earnings	Multiple of earnings	4.5x - 10.0x (7.1x)
Equity investments - Indirect (d)	642	Net asset value	Net asset value
Loans - Residential real estate	127	Consensus pricing (c)	Cumulative default rate	2.6% - 100% (76.3%)
			Loss severity	0% - 99.4% (61.1%)
			Gross discount rate	12.0% - 12.5% (12.2%)
Loans - Home equity	7	Consensus pricing (c)	Credit and Liquidity discount	37.0% - 97.0% (65.0%)
BlackRock Series C Preferred Stock	243	Consensus pricing (c)	Liquidity discount	22.5%
BlackRock LTIP	(243)	Consensus pricing (c)	Liquidity discount	22.5%
Other derivative contracts	(72)	Discounted cash flow	Credit and Liquidity discount	37.0% - 99.0% (46.0%)
			Spread over the benchmark curve (b)	79bps
Swaps related to sales of certain Visa Class B common shares	(43)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	41.5%
			Estimated growth rate of Visa Class A share price	12.6%
Insignificant Level 3 assets, net of liabilities (f)	12

Total Level 3 assets, net of liabilities (g)	$10,612
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of September 30, 2013 totaling $4,662 million and $623 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2012 were $5,363 million and $677 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2012 Form 10-K. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of September 30, 2013 of $829 million and $31 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2012 were $744 million and $31 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed since these investments are recorded at their net asset redemption values.
(e)	Primarily includes a Non-agency securitization that PNC consolidated in the first quarter of 2013.
(f)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities and other assets. For the period ended September 30, 2013, the amount also includes residential mortgage loans held for sale. For the period ended December 31, 2012, the amount also includes loans. For additional information, please see commercial mortgage loan commitment assets and liabilities, residential mortgage loans held for sale, interest rate option assets and liabilities and risk participation agreement assets and liabilities within the Financial Derivatives, Residential Mortgage Loans Held for Sale and Other Assets and Liabilities discussions included in Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2012 Form 10-K.
(g)	Consisted of total Level 3 assets of $10,662 million and total Level 3 liabilities of $570 million as of September 30, 2013 and $10,988 million and $376 million as of December 31, 2012, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    121

OTHER FINANCIAL ASSETS ACCOUNTED FOR AT FAIR VALUE ON A NONRECURRING BASIS

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment and are included in Table 94: Fair Value Measurements – Nonrecurring and Table 95: Fair Value Measurements – Nonrecurring Quantitative Information. For more information regarding the valuation methodologies for assets measured at fair value on a nonrecurring basis, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2012 Form 10-K.

Table 94: Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2013	December 31 2012	September 30 2013	September 30 2012	September 30 2013	September 30 2012
Assets
Nonaccrual loans	$54	$158	$(11)	$(8)	$(8)	$(52)
Loans held for sale	94	315	(10)	(4)	(10)	(4)
Equity investments	15	12
Commercial mortgage servicing rights	535	191	6	14	79	5
OREO and foreclosed assets	187	207	(15)	(30)	(36)	(67)
Long-lived assets held for sale	54	24	(7)	(4)	(34)	(16)
Total assets	$939	$907	$(37)	$(32)	$(9)	$(134)
(a)	All Level 3 as of September 30, 2013 and December 31, 2012.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 95: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
September 30, 2013
Assets
Nonaccrual loans (a)	$39	Fair value of collateral	Loss severity	9.4% - 74.8% (25.9%)
Loans held for sale	94	Discounted cash flow	Spread over the benchmark curve (b)	170bps - 239bps (194bps)
			Embedded servicing value	.8% - 2.5% (1.4%)
Equity investments	15	Discounted cash flow	Market rate of return	6.5%
Commercial mortgage servicing rights	535	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	5.5% - 10.6% (6.3%) 6.1% - 7.4% (6.7%)
Other (c)	256	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total Assets	$939
December 31, 2012
Assets
Nonaccrual loans (a)	$90	Fair value of collateral	Loss severity	4.6% - 97.2% (58.1%)
Loans held for sale	315	Discounted cash flow	Spread over the benchmark curve (b)	40bps - 233bps (86bps)
			Embedded servicing value	.8% - 2.6% (2.0%)
Equity investments	12	Discounted cash flow	Market rate of return	4.6% - 6.5% (5.4%)
Commercial mortgage servicing rights	191	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.1% - 20.1% (7.8%) 5.6% - 7.8% (7.7%)
Other (c)	299	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total Assets	$907
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	The assumed yield spread over benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Other included Nonaccrual loans of $15 million, OREO and foreclosed assets of $187 million and Long-lived assets held for sale of $54 million as of September 30, 2013. Comparably, as of December 31, 2012, Other included nonaccrual loans of $68 million, OREO and foreclosed assets of $207 million and Long-lived assets held for sale of $24 million. The fair value of these assets is determined based on appraised value or sales price, the range of which is not meaningful to disclose.

122    The PNC Financial Services Group, Inc. – Form 10-Q

FINANCIAL ASSETS ACCOUNTED FOR UNDER FAIR VALUE OPTION

For more information regarding assets we elected to measure at fair value under fair value option on our Consolidated Balance Sheet, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2012 Form 10-K.

The following disclosures for financial instruments accounted for at fair value under fair value option have been updated for the first nine months of 2013 as PNC consolidated a Non-agency securitization during the first quarter of 2013, resulting in an incremental $119 million of home equity lines of credit and $186 million of other borrowed funds.

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

The changes in fair value included in Noninterest income for items for which we elected the fair value option are included in the table below.

Table 96: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2013	September 30 2012	September 30 2013	September 30 2012
Assets
Customer resale agreements		$(1)	$(5)	$(7)
Residential mortgage-backed agency securities with embedded derivatives (b)				13
Trading loans			2
Residential mortgage loans held for sale	$78	147	93	(53)
Commercial mortgage loans held for sale	1	(2)	(11)	(4)
Residential mortgage loans – portfolio	4	(8)	23	(34)
BlackRock Series C Preferred Stock	14	10	74
Liabilities
Other borrowed funds	(2)		(5)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	These residential mortgage-backed agency securities with embedded derivatives were carried as Trading securities.

The PNC Financial Services Group, Inc. – Form 10-Q    123

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 97: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2013
Assets
Customer resale agreements	$209	$196	$13
Trading loans	43	43
Residential mortgage loans held for sale
Performing loans	1,530	1,466	64
Accruing loans 90 days or more past due	2	2
Nonaccrual loans	22	36	(14)
Total	1,554	1,504	50
Commercial mortgage loans held for sale (a)
Performing loans	608	703	(95)
Nonaccrual loans	4	9	(5)
Total	612	712	(100)
Residential mortgage loans – portfolio
Performing loans	210	309	(99)
Accruing loans 90 days or more past due (b)	418	510	(92)
Nonaccrual loans	340	576	(236)
Total	968	1,395	(427)
Liabilities
Other borrowed funds (c)	$186	$335	$(149)
December 31, 2012
Assets
Customer resale agreements	$256	$237	$19
Trading loans	76	76
Residential mortgage loans held for sale
Performing loans	2,072	1,971	101
Accruing loans 90 days or more past due	8	14	(6)
Nonaccrual loans	16	36	(20)
Total	2,096	2,021	75
Commercial mortgage loans held for sale (a)
Performing loans	766	889	(123)
Nonaccrual loans	6	12	(6)
Total	772	901	(129)
Residential mortgage loans – portfolio
Performing loans	58	116	(58)
Accruing loans 90 days or more past due (b)	116	141	(25)
Nonaccrual loans	70	207	(137)
Total	$244	$464	$(220)
(a)	There were no accruing loans 90 days or more past due within this category at September 30, 2013 or December 31, 2012.
(b)	The majority of these loans are government insured loans, which positively impacts the fair value.
(c)	Related to a Non-agency securitization that PNC consolidated in the first quarter of 2013.

124    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides additional information regarding the fair value and classification within the fair value hierarchy of financial instruments.

Table 98: Additional Fair Value Information Related to Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
September 30, 2013
Assets
Cash and due from banks	$4,908	$4,908	$4,908
Short-term assets	9,937	9,937		$9,937
Trading securities	1,603	1,603	754	817	$32
Investment securities	57,260	57,464	2,030	48,898	6,536
Trading loans	43	43		43
Loans held for sale	2,399	2,402		1,540	862
Net loans (excludes leases)	181,853	183,924		633	183,291
Other assets	4,126	4,126	299	1,776	2,051
Mortgage servicing rights	1,578	1,581			1,581
Financial derivatives
Designated as hedging instruments under GAAP	1,318	1,318		1,318
Not designated as hedging instruments under GAAP	4,303	4,303	30	4,208	65
Total Assets	$269,328	$271,609	$8,021	$69,170	$194,418

Liabilities
Demand, savings and money market deposits	$192,747	$192,747		$192,747
Time deposits	23,326	23,397		23,397
Borrowed funds	40,511	41,614	$324	39,992	$1,298
Financial derivatives
Designated as hedging instruments under GAAP	275	275		275
Not designated as hedging instruments under GAAP	4,251	4,251	7	3,860	384
Unfunded loan commitments and letters of credit	219	219			219
Total Liabilities	$261,329	$262,503	$331	$260,271	$1,901
December 31, 2012
Assets
Cash and due from banks	$5,220	$5,220	$5,220
Short-term assets	6,495	6,495		$6,495
Trading securities	2,096	2,096	1,104	960	$32
Investment securities	61,406	61,912	2,897	51,789	7,226
Trading loans	76	76		76
Loans held for sale	3,693	3,697		2,069	1,628
Net loans (excludes leases)	174,575	177,215		110	177,105
Other assets	4,265	4,265	283	1,917	2,065
Mortgage servicing rights	1,070	1,077			1,077
Financial derivatives
Designated as hedging instruments under GAAP	1,872	1,872		1,872
Not designated as hedging instruments under GAAP	6,696	6,696	5	6,585	106
Total Assets	$267,464	$270,621	$9,509	$71,873	$189,239

Liabilities
Demand, savings and money market deposits	$187,051	$187,051		$187,051
Time deposits	26,091	26,347		26,347
Borrowed funds	40,907	42,329	$731	40,505	$1,093
Financial derivatives
Designated as hedging instruments under GAAP	152	152		152
Not designated as hedging instruments under GAAP	6,458	6,458	1	6,081	376
Unfunded loan commitments and letters of credit	231	231			231
Total Liabilities	$260,890	$262,568	$732	$260,136	$1,700

The PNC Financial Services Group, Inc. – Form 10-Q    125

The aggregate fair value of financial instruments in Table 98: Additional Fair Value Information Related to Financial Instruments does not represent the total market value of PNC’s assets and liabilities as the table excludes the following:

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

The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $1.6 billion at September 30, 2013 and $1.7 billion at December 31, 2012, which approximates fair value at each date.

NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during the first nine months of 2013 follow:

Table 99: Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
December 31, 2012	$5,794	$3,214	$64	$9,072
Other	1	1		2
September 30, 2013	$5,795	$3,215	$64	$9,074
(a)	The Residential Mortgage Banking and Non-Strategic Assets Portfolio business segments do not have any goodwill allocated to them as of September 30, 2013 and December 31, 2012.

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Table 100: Other Intangible Assets

In millions	September 30 2013	December 31 2012
Customer-related and other intangibles
Gross carrying amount	$1,676	$1,676
Accumulated amortization	(1,060)	(950)
Net carrying amount	$616	$726
Mortgage and other loan servicing rights
Gross carrying amount	$2,551	$2,071
Valuation allowance	(97)	(176)
Accumulated amortization	(876)	(824)
Net carrying amount (a)	$1,578	$1,071
Total	$2,194	$1,797
(a)	Included mortgage servicing rights for other loan portfolios of less than $1 million at September 30, 2013 and $1 million at December 31, 2012, respectively.

Our other intangible assets have finite lives and are amortized primarily on a straight-line basis. Core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from 1 year to 10 years, with a weighted-average remaining useful life of 7 years.

Amortization expense on existing intangible assets follows:

Table 101: Amortization Expense on Existing Intangible Assets (a)

In millions
Nine months ended September 30, 2013	$187
Nine months ended September 30, 2012	239
Remainder of 2013	56
2014	198
2015	178
2016	166
2017	144
2018	128
(a)	Amortization expense included amortization of mortgage servicing rights for other loan portfolios of less than $1 million for the nine months ended September 30, 2013. The amount for the nine months ended September 30, 2012 was $1 million.

Changes in customer-related intangible assets during the first nine months of 2013 follow:

Table 102: Summary of Changes in Customer-Related Other Intangible Assets

In millions	Customer- Related
December 31, 2012	$726
Amortization	(110)
September 30, 2013	$616

126    The PNC Financial Services Group, Inc. – Form 10-Q

Changes in commercial mortgage servicing rights (MSRs) follow:

Table 103: Commercial Mortgage Servicing Rights

In millions	2013	2012
Commercial Mortgage Servicing Rights – Net Carrying Amount
January 1	$420	$468
Additions (a)	119	43
Amortization expense (b)	(77)	(113)
Change in valuation allowance	79	4
September 30	$541	$402
Commercial Mortgage Servicing Rights – Valuation Allowance
January 1	$(176)	$(197)
Provision	(18)	(44)
Recoveries	96	24
Other (b)	1	24
September 30	$(97)	$(193)
(a)	Additions for the first nine months of 2013 included $45 million from loans sold with servicing retained and $74 million from purchases of servicing rights from third parties. Comparably, additions for the first nine months of 2012 included $27 million from loans sold with servicing retained and $16 million from purchases of servicing rights from third parties.
(b)	Includes a direct write-down of servicing rights of $24 million for the first nine months of 2012.

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

Changes in the residential MSRs follow:

Table 104: Residential Mortgage Servicing Rights

In millions	2013	2012
January 1	$650	$647
Additions:
From loans sold with servicing retained	129	85
RBC Bank (USA) acquisition		16
Purchases	86	118
Changes in fair value due to:
Time and payoffs (a)	(158)	(121)
Other (b)	330	(151)
September 30	$1,037	$594
Unpaid principal balance of loans serviced for others at September 30	$115,034	$119,246
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

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

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2013 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses internal proprietary models to estimate future commercial mortgage loan prepayments and a third party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

The PNC Financial Services Group, Inc. – Form 10-Q    127

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 105: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2013	December 31 2012
Fair Value	$544	$427
Weighted-average life (years)	5.5	4.8
Weighted-average constant prepayment rate	6.10%	7.63%
Decline in fair value from 10% adverse change	$12	$8
Decline in fair value from 20% adverse change	$23	$16
Effective discount rate	6.84%	7.70%
Decline in fair value from 10% adverse change	$17	$12
Decline in fair value from 20% adverse change	$34	$23

Table 106: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2013	December 31 2012
Fair value	$1,037	$650
Weighted-average life (years)	7.5	4.3
Weighted-average constant prepayment rate	8.37%	18.78%
Decline in fair value from 10% adverse change	$45	$45
Decline in fair value from 20% adverse change	$87	$85
Weighted-average option adjusted spread	10.28%	11.15%
Decline in fair value from 10% adverse change	$45	$26
Decline in fair value from 20% adverse change	$87	$49

Fees from mortgage and other loan servicing, comprised of contractually specified servicing fees, late fees and ancillary fees, follows:

Table 107: Fees from Mortgage and Other Loan Servicing

In millions	2013	2012
Nine months ended September 30	$411	$414
Three months ended September 30	137	138

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

128    The PNC Financial Services Group, Inc. – Form 10-Q

On July 23, 2013, we redeemed the $22 million of trust preferred securities issued by Fidelity Capital Trust II. On September 16, 2013, we redeemed the $35 million of trust preferred securities issued by MAF Bancorp Capital Trust II.

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

The components of our net periodic pension and post-retirement benefit cost for the first nine months of 2013 and 2012, respectively, were as follows:

Table 108: Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended September 30 In millions	2013	2012	2013	2012	2013	2012
Net periodic cost consists of:
Service cost	$28	$25	$1	$1	$1	$1
Interest cost	42	47	3	3	3	4
Expected return on plan assets	(72)	(70)
Amortization of prior service credit	(2)	(2)
Amortization of actuarial losses	22	22	2	2
Net periodic cost/(benefit)	$18	$22	$6	$6	$4	$5

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Nine months ended September 30 In millions	2013	2012	2013	2012	2013	2012
Net periodic cost consists of:
Service cost	$85	$76	$3	$3	$4	$4
Interest cost	127	143	9	10	11	12
Expected return on plan assets	(216)	(212)
Amortization of prior service credit	(6)	(6)			(2)	(2)
Amortization of actuarial losses	65	66	6	5
Net periodic cost/(benefit)	$55	$67	$18	$18	$13	$14

Stock Based Compensation Plans

As more fully described in Note 16 Stock Based Compensation Plans in our 2012 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of September 30, 2013, no stock appreciation rights were outstanding.

The PNC Financial Services Group, Inc. – Form 10-Q    129

Total compensation expense recognized related to all share-based payment arrangements during the first nine months of 2013 and 2012 was $114 million and $84 million, respectively.

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

For purposes of computing stock option expense, we estimated the fair value of stock options primarily by using the Black-Scholes option-pricing model. Option pricing models require the use of numerous assumptions, many of which are very subjective. The option pricing assumptions used by PNC are as follows:

Table 109: Option Pricing Assumptions

Weighted-average for the nine months ended September 30	2013	2012
Risk-free interest rate	.9%	1.1%
Dividend yield	2.5	2.3
Volatility	34.0	35.1
Expected life	6.5 yrs.	5.9 yrs.
Grant-date fair value	$16.35	$16.22

The following table represents the stock option activity for the first nine months of 2013.

Table 110: Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2012	14,817	$55.52	747	$681.16	15,564	$85.55
Granted	161	63.87			161	63.87
Exercised	(3,456)	47.75			(3,456)	47.75
Cancelled	(510)	56.88	(164)	747.17	(674)	224.63
Outstanding at September 30, 2013	11,012	$58.01	583	$662.64	11,595	$88.43
Exercisable at September 30, 2013	9,268	$57.04	583	$662.64	9,851	$92.91

During the first nine months of 2013, we issued approximately 2 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize treasury stock primarily for any future stock option exercises.

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

130    The PNC Financial Services Group, Inc. – Form 10-Q

In the following table, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

Table 111: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Share Units	Weighted- Average Grant Date Fair Value
December 31, 2012	1,119	$61.14	3,061	$60.04
Granted	885	63.86	1,177	64.12
Vested/Released	(326)	58.26	(637)	55.27
Forfeited	(70)	61.97	(166)	62.09
September 30, 2013	1,608	$63.19	3,435	$62.22

At September 30, 2013, there was $150 million of unamortized share-based compensation expense related to nonvested equity compensation arrangements granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

Liability Awards

We granted cash-payable restricted share units to certain executives. The grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of September 30, 2013, there were 822,335 of these cash-payable restricted share units outstanding.

A summary of all nonvested, cash-payable restricted share unit activity follows:

Table 112: Nonvested Cash-Payable Restricted Share Units – Rollforward

In thousands	Nonvested Cash-Payable Restricted Share Units	Aggregate Intrinsic Value
Outstanding at December 31, 2012	920
Granted	485
Vested and Released	(457)
Forfeited	(9)
Outstanding at September 30, 2013	939	$68,016

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

The PNC Financial Services Group, Inc. – Form 10-Q    131

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

The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $28 million for the first nine months of 2013 compared with net losses of $42 million for the first nine months of 2012.

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow September 30, 2013, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $245 million pretax, or $159 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2013. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow September 30, 2013, we expect to reclassify from the amount currently reported in

Accumulated other comprehensive income, net derivative gains of $17 million pretax, or $11 million after-tax, as adjustments of yield on investment securities. The maximum length of time we are hedging forecasted purchases is three months. With respect to forecasted sale of securities, there were no amounts in Accumulated other comprehensive income at September 30, 2013.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first nine months of 2013 and 2012, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur. The amount of cash flow hedge ineffectiveness recognized in income for the first nine months of 2013 and 2012 was not material to PNC’s results of operations.

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

For the first nine months of 2013 and 2012, there was no net investment hedge ineffectiveness.

Further detail regarding the notional amounts, fair values and gains and losses recognized related to derivatives used in fair value, cash flow, and net investment hedge strategies is presented in the following derivative tables: Tables 113: Derivatives Total Notional or Contractual Amounts and Fair Values, 115: Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges, 116: Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges, and 117: Derivatives Designated in GAAP Hedge Relationships – Net Investment Hedges.

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

132    The PNC Financial Services Group, Inc. – Form 10-Q

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

Certain commercial mortgage loans held for sale are accounted for at fair value. These loans, and the related loan commitments, which are considered derivatives, are accounted for at fair value. In addition we originate loans for sale into the secondary market that are carried at the lower of cost or fair value. Derivatives used to economically hedge these loans and commitments from changes in fair value due to interest rate risk and credit risk include forward loan sale contracts, interest rate swaps, and credit default swaps. Gains and losses on the commitments, loans and derivatives are included in Other noninterest income. Derivatives used to economically hedge the change in value of commercial mortgage servicing rights include interest rate swaps, futures and future options. Gains or losses on these derivatives are included in Corporate services noninterest income.

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

The derivatives portfolio also includes derivatives used for other risk management activities. These derivatives are entered into based on stated risk management objectives and include credit default swaps (CDSs) used to mitigate the risk of economic loss on a portion of our loan exposure. We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. There were no credit default swaps sold as of September 30, 2013 and December 31, 2012. The fair values of these derivatives typically are based on related credit spreads. Gains and losses on the derivatives entered into for other risk management are included in Other noninterest income. CDSs are included in the following derivative tables: Tables 113: Derivatives Total Notional or Contractual Amounts and Fair Values, 119: Credit Default Swaps, 120: Credit Ratings of Credit Default Swaps and 121: Referenced/Underlying Assets of Credit Default Swaps.

We also periodically enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts. Risk participation agreements are included in the following derivative tables: Tables 113: Derivatives Total Notional or Contractual Amounts and Fair Values, 118: Gains (Losses) on Derivatives Not Designated as Hedging Instruments under GAAP, 122: Risk Participation Agreements Sold and 123: Internal Credit Ratings of Risk Participation Agreements Sold.

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

Further detail regarding the derivatives not designated in hedging relationships is presented in the following derivative tables: Tables 113: Derivatives Total Notional or Contractual Amounts and Fair Values and 118: Gains (Losses) on Derivatives Not Designated as Hedging Instruments under GAAP.

The PNC Financial Services Group, Inc. – Form 10-Q    133

Table 113: Derivatives Total Notional or Contractual Amounts and Fair Values

	September 30, 2013			December 31, 2012
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP
Interest rate contracts:
Cash flow hedges:
Receive-fixed swaps (c)	$14,903	$320	$41	$13,428	$504
Forward purchase commitments	1,250	22		250	1
Subtotal	$16,153	$342	$41	$13,678	$505
Fair value hedges:
Receive-fixed swaps (c)	$15,247	$950	$156	$12,394	$1,365
Pay-fixed swaps (c) (d)	2,118	26	71	2,319	2	$144
Subtotal	$17,365	$976	$227	$14,713	$1,367	$144
Foreign exchange contracts:
Net investment hedge	913		7	879		8
Total derivatives designated as hedging instruments	$34,431	$1,318	$275	$29,270	$1,872	$152
Derivatives not designated as hedging instruments under GAAP
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$47,909	$1,077	$775	$59,607	$2,204	$1,790
Swaptions	3,945	23	28	5,890	209	119
Futures (e)	32,374			49,816
Future options	45,800	20	4	34,350	5	2
Mortgage-backed securities commitments	1,704	31	7	3,429	3	1
Subtotal	$131,732	$1,151	$814	$153,092	$2,421	$1,912
Loan sales
Interest rate contracts:
Futures (e)	$405			$702
Bond options	300	$1		900	$3
Mortgage-backed securities commitments	6,023	29	$69	8,033	5	$14
Residential mortgage loan commitments	2,233	32		4,092	85
Subtotal	$8,961	$62	$69	$13,727	$93	$14
Subtotal	$140,693	$1,213	$883	$166,819	$2,514	$1,926
Derivatives used for commercial mortgage banking activities
Interest rate contracts:
Swaps	$1,405	$23	$51	$1,222	$56	$84
Swaptions	1,050	5	2
Futures (e)	1,609			2,030
Future options	25,000	10	3
Commercial mortgage loan commitments	667	29	16	1,259	12	9
Subtotal	$29,731	$67	$72	$4,511	$68	$93
Credit contracts:
Credit default swaps	95	2		95	2
Subtotal	$29,826	$69	$72	$4,606	$70	$93
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$131,356	$2,784	$2,714	$127,567	$3,869	$3,917
Caps/floors – Sold	4,824		7	4,588		1
Caps/floors – Purchased	5,200	26		4,187	21
Swaptions	2,905	51	49	2,285	82	35
Futures (e)	4,859			9,113
Mortgage-backed securities commitments	1,632	10	13	1,736	2	2
Subtotal	$150,776	$2,871	$2,783	$149,476	$3,974	$3,955
Foreign exchange contracts	12,668	148	146	10,737	126	112
Equity contracts				105	1	3
Credit contracts:
Risk participation agreements	4,575	2	4	3,530	5	6
Subtotal	$168,019	$3,021	$2,933	$163,848	$4,106	$4,076

134    The PNC Financial Services Group, Inc. – Form 10-Q

	September 30, 2013			December 31, 2012
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for other risk management activities:
Interest rate contracts:
Swaps	$531			$601	$4
Futures (e)	439			274
Residential mortgage loan commitments	294
Subtotal	$1,264			$875	$4
Foreign exchange contracts	11		$1	17		$3
Equity contracts				8	2	2
Credit contracts:
Credit default swaps				15
Other contracts (f)	1,157		$362	898		358
Subtotal	$2,432		$363	$1,813	$6	$363
Total derivatives not designated as hedging instruments	$340,970	$4,303	$4,251	$337,086	$6,696	$6,458
Total Gross Derivatives	$375,401	$5,621	$4,526	$366,356	$8,568	$6,610
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 47% were based on 1-month LIBOR and 53% on 3-month LIBOR at September 30, 2013 compared with 51% and 49%, respectively, at December 31, 2012.
(d)	Includes zero-coupon swaps.
(e)	Futures contracts settle in cash daily and therefore, no derivative asset or liability is recognized on our Consolidated Balance Sheet.
(f)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares in the second and third quarters of 2013 and second half of 2012. Refer to Note 9 Fair Value for additional information on the Visa swaps.

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

The following derivative Table 114: Derivative Assets and Liabilities Offsetting shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of September 30, 2013 and December 31, 2012. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

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

The PNC Financial Services Group, Inc. – Form 10-Q    135

Table 114: Derivative Assets and Liabilities Offsetting

September 30, 2013 In millions	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$5,469	$2,972	$640	$1,857		$138	$1,719
Foreign exchange contracts	148	57	7	84			84
Credit contracts	4	2		2			2
Total derivative assets	$5,621	$3,031	$647	$1,943	(a)	$138	$1,805

September 30, 2013 In millions	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$4,006	$2,964	$612	$430		$–	$430
Foreign exchange contracts	154	64	18	72			72
Credit contracts	4	3	1
Other contracts	362			362			362
Total derivative liabilities	$4,526	$3,031	$631	$864	(b)	$–	$864

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
December 31, 2012 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$8,432	$5,041	$1,024	$2,367		$135	$2,232
Foreign exchange contracts	126	61	7	58			58
Equity contracts	3	3
Credit contracts	7	2		5			5
Total derivative assets	$8,568	$5,107	$1,031	$2,430	(a)	$135	$2,295

	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
December 31, 2012 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$6,118	$5,060	$908	$150		$18	$132
Foreign exchange contracts	123	47	6	70			70
Equity contracts	5			5			5
Credit contracts	6			6			6
Other contracts	358			358			358
Total derivative liabilities	$6,610	$5,107	$914	$589	(b)	$18	$571
(a)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(b)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

136    The PNC Financial Services Group, Inc. – Form 10-Q

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

At September 30, 2013, we held cash, U.S. government securities and mortgage-backed securities totaling $894 million under master netting and other collateral agreements to collateralize net derivative assets due from counterparties, and we have pledged cash, U.S. government securities and agency mortgage-backed securities totaling $661 million under these agreements to collateralize net derivative liabilities owed to counterparties. These totals may differ from the amounts presented in the preceding offsetting table because they may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair value with the counterparty as of the balance sheet date due to timing or other factors. To the extent not netted against the derivative fair value under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain of the master netting agreements and certain other derivative agreements also contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, we would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2013 was $858 million for which PNC had posted collateral of $648 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2013 would be an additional $210 million.

Our exposure related to risk participations where we sold protection is discussed in the Credit Derivatives section of this Note 13.

Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives.

The PNC Financial Services Group, Inc. – Form 10-Q    137

GAINS (LOSSES) ON DERIVATIVES

The following tables provide the gains (losses) on derivatives designated as hedging instruments and not designated as hedging instruments under GAAP.

Gains (losses) on derivative instruments and related hedged items follow:

Table 115: Derivatives Designated in GAAP Hedge Relationships – Fair Value Hedges

Nine months ended In millions	Hedged Items	Location	September 30, 2013		September 30, 2012
			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
			Amount	Amount	Amount	Amount
Interest rate contracts	U.S. Treasury and government agencies securities	Investment securities (interest income)	$62	$(66)	$(40)	$37
Interest rate contracts	Other debt securities	Investment securities (interest income)	6	(5)	(3)	3
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	(287)	269	14	(43)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	(276)	269	113	(123)
Total			$(495)	$467	$84	$(126)

Three months ended In millions	Hedged Items	Location	September 30, 2013		September 30, 2012
			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
			Amount	Amount	Amount	Amount
Interest rate contracts	U.S. Treasury and government agencies securities	Investment securities (interest income)	$(1)		$(11)	$11
Interest rate contracts	Other debt securities	Investment securities (interest income)	1		(1)	1
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	(24)	$13	6	(19)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	(5)	1	39	(43)
Total			$(29)	$14	$33	$(50)

Table 116: Derivatives Designated in GAAP Hedge Relationships – Cash Flow Hedges

Nine months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Amount	Location	Amount	Location	Amount (a)
September 30, 2013	Interest rate contracts	$(104)	Interest income	$265	Interest income
			Noninterest income	50
September 30, 2012	Interest rate contracts	$310	Interest income	$345	Interest income
			Noninterest income	72

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Amount	Location	Amount	Location	Amount (a)
September 30, 2013	Interest rate contracts	$75	Interest income	$79	Interest income
			Noninterest income	27
September 30, 2012	Interest rate contracts	$103	Interest income	$113	Interest income
			Noninterest income	13
(a)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

138    The PNC Financial Services Group, Inc. – Form 10-Q

Table 117: Derivatives Designated in GAAP Hedge Relationships – Net Investment Hedges

Nine months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)
September 30, 2013	Foreign exchange contracts	$1
September 30, 2012	Foreign exchange contracts	(18)

Three months ended In millions		Gain (Loss) on Derivatives Recognized in OCI (Effective Portion)
September 30, 2013	Foreign exchange contracts	$(55)
September 30, 2012	Foreign exchange contracts	(18)

Table 118: Gains (Losses) on Derivatives Not Designated as Hedging Instruments under GAAP

In millions	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$16	$67	$(195)	$273
Loan sales
Interest rate contracts	20	21	247	57
Gains (losses) included in residential mortgage banking activities (a)	$36	$88	$52	$330
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$17	$(4)	$24	$17
Credit contracts (c)		(2)	(1)	(3)
Gains (losses) from commercial mortgage banking activities	$17	$(6)	$23	$14
Derivatives used for customer-related activities:
Interest rate contracts	$21	$37	$107	$64
Foreign exchange contracts	(8)	13	13	69
Equity contracts		1	(3)	(4)
Credit contracts	2		(1)	(2)
Gains (losses) from customer-related activities (c)	$15	$51	$116	$127
Derivatives used for other risk management activities:
Interest rate contracts	$(7)	$(5)	$(3)	$(12)
Foreign exchange contracts	(1)		1	(1)
Credit contracts				(1)
Other contracts (d)	(32)	(34)	(109)	(44)
Gains (losses) from other risk management activities (c)	$(40)	$(39)	$(111)	$(58)
Total gains (losses) from derivatives not designated as hedging instruments	$28	$94	$80	$413
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP funding obligation, a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate, and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

The PNC Financial Services Group, Inc. – Form 10-Q    139

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

Table 119: Credit Default Swaps (a)

	September 30, 2013			December 31, 2012
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Purchased
Single name	$35		7.5	$50		5.8
Index traded	60	$2	35.5	60	$2	36.1
Total	$95	$2	25.2	$110	$2	22.4
(a)	There were no credit default swaps sold as of September 30, 2013 and December 31, 2012.

The notional amount of these credit default swaps by credit rating follows:

Table 120: Credit Ratings of Credit Default Swaps (a)

Dollars in millions	September 30 2013	December 31 2012
Credit Default Swaps – Purchased
Investment grade (b)	$95	$95
Subinvestment grade (c)		15
Total	$95	$110
(a)	There were no credit default swaps sold as of September 30, 2013 and December 31, 2012.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps follow:

Table 121: Referenced/Underlying Assets of Credit Default Swaps

	Corporate Debt	Commercial mortgage-backed securities	Loans
September 30, 2013	37%	63%	0%
December 31, 2012	32%	54%	14%

Risk Participation Agreements

We have sold risk participation agreements with terms ranging from less than 1 year to 30 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties.

Table 122: Risk Participation Agreements Sold

Dollars in millions	Notional Amount	Fair Value	Weighted-Average Remaining Maturity In Years
September 30, 2013	$2,719	$(4)	5.8
December 31, 2012	$2,053	$(6)	6.6

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Table 123: Internal Credit Ratings of Risk Participation Agreements Sold

	September 30, 2013	December 31, 2012
Pass (a)	99%	99%
Below pass (b)	1%	1%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

Assuming all underlying swap counterparties defaulted at September 30, 2013, the exposure from these agreements would be $99 million based on the fair value of the underlying swaps, compared with $143 million at December 31, 2012.

140    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 14 EARNINGS PER SHARE

Table 124: Basic and Diluted Earnings per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2013	2012	2013	2012
Basic
Net income	$1,039	$925	$3,166	$2,282
Less:
Net income (loss) attributable to noncontrolling interests	2	(14)	(6)	(13)
Preferred stock dividends and discount accretion	71	63	199	127
Dividends and undistributed earnings allocated to nonvested restricted shares	4	5	13	10
Net income attributable to basic common shares	$962	$871	$2,960	$2,158
Basic weighted-average common shares outstanding	529	526	528	526
Basic earnings per common share (a)	$1.82	$1.66	$5.61	$4.10
Diluted
Net income attributable to basic common shares	$962	$871	$2,960	$2,158
Less: Impact of BlackRock earnings per share dilution	4	3	13	10
Net income attributable to diluted common shares	$958	$868	$2,947	$2,148
Basic weighted-average common shares outstanding	529	526	528	526
Dilutive potential common shares (b) (c)	5	3	3	3
Diluted weighted-average common shares outstanding	534	529	531	529
Diluted earnings per common share (a)	$1.79	$1.64	$5.55	$4.06
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(b)	Excludes number of stock options considered to be anti-dilutive of 1 million and 5 million for the three months ended September 30, 2013 and September 30, 2012, respectively, and 1 million and 5 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.
(c)	Excludes number of warrants considered to be anti-dilutive of 17 million for both the three months and nine months ended September 30, 2012. No warrants were considered to be anti-dilutive for the three months and nine months ended September 30, 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    141

NOTE 15 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first nine months of 2012 and 2013 follows.

Table 125: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2012	527	$2,683	$1,637	$12,072	$18,253	$(105)	$(487)	$3,193	$37,246
Net income					2,295			(13)	2,282
Other comprehensive income (loss), net of tax						1,096			1,096
Cash dividends declared
Common ($1.15 per share)					(608)				(608)
Preferred					(125)				(125)
Preferred stock discount accretion			2		(2)
Common stock activity	1	6		37					43
Treasury stock activity	1			51			(31)		20
Preferred stock issuance – Series P (a)			1,482						1,482
Preferred stock issuance – Series Q (b)			438						438
Other				(11)				(61)	(72)
Balance at September 30, 2012 (c)	529	$2,689	$3,559	$12,149	$19,813	$991	$(518)	$3,119	$41,802
Balance at January 1, 2013	528	$2,690	$3,590	$12,193	$20,265	$834	$(569)	$2,762	$41,765
Net income					3,172			(6)	3,166
Other comprehensive income (loss), net of tax						(787)			(787)
Cash dividends declared
Common ($1.28 per share)					(677)				(677)
Preferred					(188)				(188)
Preferred stock discount accretion			4		(4)
Redemption of noncontrolling interests (d)					(7)			(368)	(375)
Common stock activity	1	5		64					69
Treasury stock activity	3			(49)			146		97
Preferred stock redemption – Series L (e)			(150)						(150)
Preferred stock issuance – Series R (f)			496						496
Other (g)				102				(698)	(596)
Balance at September 30, 2013 (c)	532	$2,695	$3,940	$12,310	$22,561	$47	$(423)	$1,690	$42,820
(a)	15,000 Series P preferred shares with a $1 par value were issued on April 24, 2012.
(b)	4,500 Series Q preferred shares with a $1 par value were issued on September 21, 2012.
(c)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(d)	Relates to the redemption of REIT preferred securities in the first quarter of 2013. See Note 11 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities for additional information.
(e)	1,500 Series L preferred shares with a $1 par value were redeemed on April 19, 2013.
(f)	5,000 Series R preferred shares with a $1 par value were issued on May 7, 2013.
(g)	Includes an impact to noncontrolling interests for deconsolidation of limited partnership or non-managing member interests related to tax credit investments in the amount of $675 million as of June 30, 2013. See Note 3 Loan Sale and Servicing Activities and Variable Interest Entities for additional information.

142    The PNC Financial Services Group, Inc. – Form 10-Q

Table 126: Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at June 30, 2012	$1,494	$(548)	$946
Third Quarter 2012 activity
Increase in net unrealized gains (losses) on non-OTTI securities	506	(184)	322
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	13	(5)	8
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	27	(9)	18
Net unrealized gains (losses) on non-OTTI securities	466	(170)	296
Balance at September 30, 2012	1,960	(718)	1,242
Balance at June 30, 2013	895	(332)	563
Third Quarter 2013 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(77)	31	(46)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	(3)	1	(2)
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(6)	2	(4)
Net unrealized gains (losses) on non-OTTI securities	(68)	28	(40)
Balance at September 30, 2013	$827	$(304)	$523
Net unrealized gains (losses) on OTTI securities
Balance at June 30, 2012	$(752)	$276	$(476)
Third Quarter 2012 activity
Increase in net unrealized gains (losses) on OTTI securities	424	(156)	268
Less: OTTI losses realized on securities reclassified to noninterest income	(24)	8	(16)
Net unrealized gains (losses) on OTTI securities	448	(164)	284
Balance at September 30, 2012	(304)	112	(192)
Balance at June 30, 2013	(99)	37	(62)
Third Quarter 2013 activity
Increase in net unrealized gains (losses) on OTTI securities	56	(20)	36
Less: OTTI losses realized on securities reclassified to noninterest income	(2)	1	(1)
Net unrealized gains (losses) on OTTI securities	58	(21)	37
Balance at September 30, 2013	$(41)	$16	$(25)
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at June 30, 2012	$1,047	$(383)	$664
Third Quarter 2012 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	103	(38)	65
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	95	(35)	60
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	18	(6)	12
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	13	(5)	8
Net unrealized gains (losses) on cash flow hedge derivatives	(23)	8	(15)
Balance at September 30, 2012	1,024	(375)	649
Balance at June 30, 2013	523	(191)	332
Third Quarter 2013 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	75	(28)	47
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	63	(23)	40
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	16	(6)	10
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	27	(10)	17
Net unrealized gains (losses) on cash flow hedge derivatives	(31)	11	(20)
Balance at September 30, 2013	$492	$(180)	$312

The PNC Financial Services Group, Inc. – Form 10-Q    143

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at June 30, 2012	$(1,104)	$404	$(700)
Third Quarter 2012 activity
Amortization of actuarial loss (gain) reclassified to other noninterest expense	24	(9)	15
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)	1	(1)
Total Third Quarter 2012 activity	22	(8)	14
Balance at September 30, 2012	(1,082)	396	(686)
Balance at June 30, 2013	(1,173)	429	(744)
Third Quarter 2013 activity
Net pension and other postretirement benefit plan activity	(1)		(1)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	24	(8)	16
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)	1	(1)
Total Third Quarter 2013 activity	21	(7)	14
Balance at September 30, 2013	$(1,152)	$422	$(730)
Other
Balance at June 30, 2012	$(69)	$37	$(32)
Third Quarter 2012 Activity
BlackRock gains (losses)	18	(12)	6
Net investment hedge derivatives (b)	(18)	7	(11)
Foreign currency translation adjustments	23	(8)	15
Total Third Quarter 2012 activity	23	(13)	10
Balance at September 30, 2012	(46)	24	(22)
Balance at June 30, 2013	(54)	10	(44)
Third Quarter 2013 Activity
BlackRock gains (losses)	3	8	11
Net investment hedge derivatives (b)	(55)	21	(34)
Foreign currency translation adjustments	55	(21)	34
Total Third Quarter 2013 activity	3	8	11
Balance at September 30, 2013	$(51)	$18	$(33)
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.

144    The PNC Financial Services Group, Inc. – Form 10-Q

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at December 31, 2011	$1,098	$(402)	$696
2012 activity
Increase in net unrealized gains (losses) on non-OTTI securities	986	(361)	625
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	31	(11)	20
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	93	(34)	59
Net unrealized gains (losses) on non-OTTI securities	862	(316)	546
Balance at September 30, 2012	1,960	(718)	1,242
Balance at December 31, 2012	1,858	(681)	1,177
2013 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(963)	352	(611)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	22	(8)	14
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	46	(17)	29
Net unrealized gains (losses) on non-OTTI securities	(1,031)	377	(654)
Balance at September 30, 2013	$827	$(304)	$523
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2011	$(1,166)	$428	$(738)
2012 activity
Increase in net unrealized gains (losses) on OTTI securities	760	(279)	481
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(6)	2	(4)
Less: OTTI losses realized on securities reclassified to noninterest income	(96)	35	(61)
Net unrealized gains (losses) on OTTI securities	862	(316)	546
Balance at September 30, 2012	(304)	112	(192)
Balance at December 31, 2012	(195)	72	(123)
2013 activity
Increase in net unrealized gains (losses) on OTTI securities	138	(50)	88
Less: OTTI losses realized on securities reclassified to noninterest income	(16)	6	(10)
Net unrealized gains (losses) on OTTI securities	154	(56)	98
Balance at September 30, 2013	$(41)	$16	$(25)
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2011	$1,131	$(414)	$717
2012 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	310	(114)	196
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	296	(109)	187
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	49	(18)	31
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	72	(26)	46
Net unrealized gains (losses) on cash flow hedge derivatives	(107)	39	(68)
Balance at September 30, 2012	1,024	(375)	649
Balance at December 31, 2012	911	(333)	578
2013 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(104)	38	(66)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	216	(79)	137
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	49	(18)	31
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	50	(18)	32
Net unrealized gains (losses) on cash flow hedge derivatives	(419)	153	(266)
Balance at September 30, 2013	$492	$(180)	$312

The PNC Financial Services Group, Inc. – Form 10-Q    145

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2011	$(1,191)	$436	$(755)
2012 Activity
Net pension and other postretirement benefit plan activity	46	(17)	29
Amortization of actuarial loss (gain) reclassified to other noninterest expense	71	(26)	45
Amortization of prior service cost (credit) reclassified to other noninterest expense	(8)	3	(5)
Total 2012 activity	109	(40)	69
Balance at September 30, 2012	(1,082)	396	(686)
Balance at December 31, 2012	(1,226)	449	(777)
2013 Activity
Net pension and other postretirement benefit plan activity	11	(4)	7
Amortization of actuarial loss (gain) reclassified to other noninterest expense	71	(26)	45
Amortization of prior service cost (credit) reclassified to other noninterest expense	(8)	3	(5)
Total 2013 Activity	74	(27)	47
Balance at September 30, 2013	$(1,152)	$422	$(730)
Other
Balance at December 31, 2011	$(51)	$26	$(25)
2012 Activity
BlackRock gains (losses)	(2)		(2)
Net investment hedge derivatives (b)	(18)	7	(11)
Foreign currency translation adjustments	25	(9)	16
Total 2012 activity	5	(2)	3
Balance at September 30, 2012	(46)	24	(22)
Balance at December 31, 2012	(41)	20	(21)
2013 Activity
BlackRock gains (losses)	(8)	(3)	(11)
Net investment hedge derivatives (b)	1		1
Foreign currency translation adjustments	(3)	1	(2)
Total 2013 activity	(10)	(2)	(12)
Balance at September 30, 2013	$(51)	$18	$(33)
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.

Table 127: Accumulated Other Comprehensive Income (Loss) Components

	September 30, 2013		December 31, 2012
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains (losses) on non-OTTI securities	$827	$523	$1,858	$1,177
Net unrealized gains (losses) on OTTI securities	(41)	(25)	(195)	(123)
Net unrealized gains (losses) on cash flow hedge derivatives	492	312	911	578
Pension and other postretirement benefit plan adjustments	(1,152)	(730)	(1,226)	(777)
Other	(51)	(33)	(41)	(21)
Accumulated other comprehensive income (loss)	$75	$47	$1,307	$834

146    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 16 INCOME TAXES

The net operating loss carryforwards at September 30, 2013 and December 31, 2012 follow:

Table 128: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	September 30 2013	December 31 2012
Net Operating Loss Carryforwards:
Federal	$1,158	$1,698
State	2,326	2,468
Tax Credit Carryforwards:
Federal	$77	$29
State	4	4
Valuation Allowance:
State	$59	$54

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

The Company had unrecognized tax benefits of $105 million at September 30, 2013 and $176 million at December 31, 2012. The decrease results from the company partially resolving certain adjustments relating to legacy National City federal examinations and from resolving various state examinations. At September 30, 2013, $84 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $61 million within the next twelve months.

NOTE 17 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 17 and also those matters disclosed in Note 23 Legal Proceedings in Part II, Item 8 of our 2012 Form 10-K and Note 17 Legal Proceedings in Part I, Item 1 of our Forms 10-Q for the quarters ended March 31, 2013 and June 30, 2013 (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2013, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $425 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

The aggregate estimated amount provided above does not include an estimate for every Disclosed Matter, as we are unable, at this time, to estimate the losses that it is reasonably possible that we could incur or ranges of such losses with respect to some of the matters disclosed for one or more of the following reasons. In our experience, legal proceedings are inherently unpredictable. In many legal proceedings, various factors exacerbate this inherent unpredictability, including, among others, one or more of the following: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental investigations and inquiries, the possibility of fines and penalties); the matter presents meaningful legal uncertainties, including novel issues of law; we have not engaged in meaningful settlement discussions; discovery has not started or is not complete; there are significant facts in dispute; and there are a large number of

The PNC Financial Services Group, Inc. – Form 10-Q    147

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

Interchange Litigation

In the cases that have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO), in September 2013 the court held a hearing to consider final approval of the settlement reached in 2012. The court has not yet reached a decision as to final approval. Numerous merchants, including some large national merchants, have objected to or requested exclusion (opted out) from the proposed class settlements, and some of those opting out have complaints pending in U.S. District Courts against Visa, MasterCard and, in some instances, one or more of the other issuing banks (including PNC).

CBNV Mortgage Litigation

MDL Proceedings in Pennsylvania. In the lawsuits consolidated for pretrial proceedings in the Western District of Pennsylvania under the caption In re: Community Bank of Northern Virginia Lending Practices Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674), we filed a motion seeking leave to appeal the granting of the motion for class certification in August 2013. The United States Court of Appeals for the Third Circuit granted the motion in October 2013, allowing an appeal of the class certification motion to proceed before it.

North Carolina Proceedings. In August 2013, the North Carolina Supreme Court reversed the decision of the North Carolina Court of Appeals in Bumpers, et al. v. Community Bank of Northern Virginia (01-CVS-011342) and remanded the case to the Superior Court for further proceedings. In September 2013, one of the two plaintiffs was voluntarily dismissed from the lawsuit, and the remaining plaintiff filed a motion for leave to amend his complaint in the trial court. The plaintiff’s remaining claims, under the proposed amended complaint, would relate exclusively to the loan discount fee.

Fulton Financial

In the lawsuit pending against NatCity Investments, Inc. in the United States District Court for the Eastern District of Pennsylvania (Fulton Financial Advisors, N.A. v. NatCity Investments, Inc. (No. 5:09-cv-04855)), in October 2013, the court granted the motion to dismiss with respect to claims under the Pennsylvania Securities Act and for negligent misrepresentation, common law fraud, and aiding and abetting common law fraud, and denied the motion with respect to claims for negligence and breach of fiduciary duty.

Lender Placed Insurance Litigation

In October 2013, the court in Lauren vs. PNC Bank, N.A., et al. (Case No. 2:13-cv-00762-TFM), pending in the United States District Court for the Western District of Pennsylvania, ruled on our motion to dismiss the complaint, granting our motion with respect to the Ohio Consumer Sales Practice Act claim and otherwise denying the motion. We have filed a motion seeking reconsideration of the denial as to the fiduciary duty claim, which motion is pending.

Other Regulatory and Governmental Inquiries

PNC is the subject of investigations, audits and other forms of regulatory and governmental inquiry covering a broad range of issues in our banking, securities and other financial services businesses, in some cases as part of reviews of specified activities at multiple industry participants. Over the last few years, we have experienced an increase in regulatory and governmental investigations, audits and other inquiries. Areas of current regulatory or governmental inquiry with respect to PNC include consumer financial protection, fair lending, mortgage origination and servicing, mortgage-related insurance and reinsurance, sales by third party providers of voluntary identity protection services to PNC customers, municipal finance activities, and participation in government insurance or guarantee programs, some of which are described below or in Prior Disclosure. These inquiries, including those described below and in Prior Disclosure, may lead to administrative, civil or criminal proceedings, and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs.

•

The office of the Inspector General (“OIG”) for the Small Business Administration (“SBA”) has served a subpoena on PNC requesting documents concerning PNC’s relationship with a broker named Jade Capital

148    The PNC Financial Services Group, Inc. – Form 10-Q

Investments, LLC (“Jade”), including concerning SBA guaranteed loans made through Jade, as well as information regarding other PNC-originated SBA guaranteed loans made to businesses located in Maryland, Virginia, and Washington, DC. Certain of the Jade loans have been identified in an indictment and subsequent superseding indictment charging persons associated with Jade with conspiracy to commit bank fraud, substantive violations of the federal bank fraud statute, and money laundering. PNC is cooperating with the U.S. Attorney’s Office for the District of Maryland, which is overseeing the OIG’s civil investigation.

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

NOTE 18 COMMITMENTS AND GUARANTEES

Equity Funding and Other Commitments

Our unfunded commitments at September 30, 2013 included private equity investments of $175 million.

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

Table 129: Net Outstanding Standby Letters of Credit

Dollars in billions	September 30 2013	December 31 2012
Net outstanding standby letters of credit (a)	$10.6	$11.5
Internal credit ratings (as a percentage of portfolio):
Pass (b)	95%	95%
Below pass (c)	5%	5%
(a)	The amounts above exclude participations in standby letters of credit of $3.1 billion and $3.2 billion to other financial institutions as of September 30, 2013 and December 31, 2012, respectively. The amounts above also include $6.5 billion and $7.5 billion which support remarketing programs at September 30, 2013 and December 31, 2012, respectively.
(b)	Indicates that expected risk of loss is currently low.
(c)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2013 had terms ranging from less than 1 year to 6 years.

As of September 30, 2013, assets of $2.3 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $202 million at September 30, 2013.

Standby Bond Purchase Agreements and Other Liquidity Facilities

We enter into standby bond purchase agreements to support municipal bond obligations. At September 30, 2013, the aggregate of our commitments under these facilities was $1.3 billion. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. At September 30, 2013, our total commitments under these facilities were $145 million.

The PNC Financial Services Group, Inc. – Form 10-Q    149

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during the first nine months of 2013. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

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

150    The PNC Financial Services Group, Inc. – Form 10-Q

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At September 30, 2013 and December 31, 2012, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.3 billion and $12.8 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.8 billion at September 30, 2013 and $3.9 billion at December 31, 2012.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $38 million and $43 million as of September 30, 2013 and December 31, 2012, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. The comparable reserve as of September 30, 2012 was $43 million. If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Table 130: Analysis of Commercial Mortgage Recourse Obligations

In millions	2013	2012
January 1	$43	$47
Reserve adjustments, net	(5)	4
Losses – loan repurchases and settlements		(8)
September 30	$38	$43

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

In October 2013, PNC reached an agreement in principle with FNMA to resolve its repurchase demands with respect to loans sold between 2000 and 2008. The resolution remains subject to, among other things, final documentation and board and regulatory approvals. The amount of the settlement had been fully accrued as of September 30, 2013.

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

The PNC Financial Services Group, Inc. – Form 10-Q    151

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At September 30, 2013 and December 31, 2012, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $494 million and $672 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during the first nine months of 2013 and 2012 follows:

Table 131: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2013			2012
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$614	$58	$672	$83	$47	$130
Reserve adjustments, net	4	(3)	1	32	12	44
RBC Bank (USA) acquisition				26		26
Losses – loan repurchases and settlements	(96)	(30)	(126)	(40)	(8)	(48)
March 31	$522	$25	$547	$101	$51	$152
Reserve adjustments, net	73	1	74	438	15	453
Losses – loan repurchases and settlements	(72)	(2)	(74)	(77)	(5)	(82)
June 30	$523	$24	$547	$462	$61	$523
Reserve adjustments, net	(6)		(6)	37	4	41
Losses – loan repurchases and settlements	(46)	(1)	(47)	(78)	(3)	(81)
September 30	$471	$23	$494	$421	$62	$483
(a)	Repurchase obligation associated with sold loan portfolios of $97.9 billion and $111.0 billion at September 30, 2013 and September 30, 2012, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $3.7 billion and $4.3 billion at September 30, 2013 and September 30, 2012, respectively. PNC is no longer engaged in the brokered home equity business, which was acquired with National City.

Management believes our indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of September 30, 2013 and 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices and other economic conditions. At September 30, 2013, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $203 million for our portfolio of residential mortgage loans sold. At September 30, 2013, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

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

152    The PNC Financial Services Group, Inc. – Form 10-Q

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard and borrower and lender paid mortgage insurance with an aggregate maximum exposure up to the specified limits for all reinsurance contracts as follows:

Table 132: Reinsurance Agreements Exposure (a)

In millions	September 30 2013	December 31 2012
Accidental Death & Dismemberment	$1,938	$2,049
Credit Life, Accident & Health	660	795
Lender Placed Hazard (b)	2,727	2,774
Borrower and Lender Paid Mortgage Insurance	163	228
Maximum Exposure	$5,488	$5,846
Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	2%	3%
Quota Share	98%	97%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$659	$794
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur, PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.

A rollforward of the reinsurance reserves for probable losses for the first nine months of 2013 and 2012 follows:

Table 133: Reinsurance Reserves – Rollforward

In millions	2013	2012
January 1	$61	$82
Paid Losses	(30)	(51)
Net Provision	15	33
September 30	$46	$64

There were no changes to the terms of existing agreements, nor were any new relationships entered into or existing relationships exited.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At September 30, 2013, the reasonably possible loss above our accrual was not material.

Resale and Repurchase Agreements

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

In accordance with the disclosure requirements of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, Table 134: Resale and Repurchase Agreements Offsetting shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 134: Resale and Repurchase Agreements Offsetting. The amounts reported in Table 134 exclude the fair value adjustment on the structured resale agreements of $13 million and $19 million at September 30, 2013 and December 31, 2012, respectively, that we have elected to account for at fair value. Refer to Note 9 Fair Value for additional information regarding the structured resale agreements at fair value.

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

The PNC Financial Services Group, Inc. – Form 10-Q    153

Table 134: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale Agreements (a) (b)	Securities Collateral Held Under Master Netting Agreements (c)	Net Amounts (b)
Resale Agreements
September 30, 2013	$522		$522	$433	$89
December 31, 2012	975		975	884	91

In millions	Gross Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Repurchase Agreements (d) (e)	Securities Collateral Pledged Under Master Netting Agreements (c)	Net Amounts (e)
Repurchase Agreements
September 30, 2013	$3,117		$3,117	$2,020	$1,097
December 31, 2012	3,215		3,215	2,168	1,047
(a)	Represents the resale agreement amount included in Federal funds sold and resale agreements on our Consolidated Balance Sheet and the related accrued interest income in the amount of $1 million at both September 30, 2013 and December 31, 2012, respectively, which is included in Other Assets on the Consolidated Balance Sheet.
(b)	These amounts include certain long term resale agreements of $89 million at both September 30, 2013 and December 31, 2012, respectively, which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(c)	In accordance with the requirements of ASU 2011-11, represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(d)	Represents the repurchase agreement amount included in Federal funds purchased and repurchase agreements on our Consolidated Balance Sheet and the related accrued interest expense in the amount of less than $1 million at both September 30, 2013 and December 31, 2012, which is included in Other Liabilities on the Consolidated Balance Sheet.
(e)	These amounts include overnight repurchase agreements of $1.0 billion and $997 million at September 30, 2013 and December 31, 2012, respectively, entered into with municipalities, pension plans, and certain trusts and insurance companies as well as certain long term repurchase agreements of $50 million at both September 30, 2013 and December 31, 2012, which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.

NOTE 19 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. A portion of capital is intended to cover unexpected losses and is assigned to our business segments using our risk-based economic capital model, including consideration of the goodwill at those business segments, as well as the diversification of risk among the business segments, ultimately reflecting PNC’s portfolio risk adjusted capital allocation.

We have allocated the allowances for loan and lease losses and for unfunded loan commitments and letters of credit based on the loan exposures within each business segment’s portfolio. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.

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

154    The PNC Financial Services Group, Inc. – Form 10-Q

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

CORPORATE & INSTITUTIONAL BANKING provides lending, treasury management, and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and selectively to large corporations. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, loan syndications, mergers and acquisitions advisory and related services to middle-market companies, our multi-seller conduit, securities underwriting, and securities sales and trading. Corporate & Institutional Banking also provides commercial loan servicing, and real estate advisory and technology solutions, for the commercial real estate finance industry. Corporate & Institutional Banking provides products and services generally within our primary geographic markets, with certain products and services offered nationally and internationally.

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

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At September 30, 2013, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $187 million and $169 million during the nine months ended September 30, 2013 and September 30, 2012, respectively.

NON-STRATEGIC ASSETS PORTFOLIO includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and a small commercial loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

The PNC Financial Services Group, Inc. – Form 10-Q    155

Table 135: Results Of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2013
Income Statement
Net interest income	$1,005	$914	$74	$46		$161	$34	$2,234
Noninterest income	557	411	188	208	$155	20	147	1,686
Total revenue	1,562	1,325	262	254	155	181	181	3,920
Provision for credit losses (benefit)	152	30	(4)			(43)	2	137
Depreciation and amortization	47	33	11	2			86	179
Other noninterest expense	1,104	462	181	208		33	257	2,245
Income (loss) before income taxes and noncontrolling interests	259	800	74	44	155	191	(164)	1,359
Income taxes (benefit)	94	258	27	16	37	70	(182)	320
Net income	$165	$542	$47	$28	$118	$121	$18	$1,039
Inter-segment revenue		$2	$3	$2	$4	$(2)	$(9)
Average Assets (a)	$75,215	$112,567	$7,445	$9,317	$6,102	$9,701	$82,961	$303,308
2012
Income Statement
Net interest income	$1,076	$992	$73	$52		$195	$11	$2,399
Noninterest income	588	397	170	232	$139	9	154	1,689
Total revenue	1,664	1,389	243	284	139	204	165	4,088
Provision for credit losses (benefit)	220	(61)	4	2		61	2	228
Depreciation and amortization	49	40	11	3			79	182
Other noninterest expense	1,091	480	169	223		79	426	2,468
Income (loss) before income taxes and noncontrolling interests	304	930	59	56	139	64	(342)	1,210
Income taxes (benefit)	112	323	22	20	34	24	(250)	285
Net income (loss)	$192	$607	$37	$36	$105	$40	$(92)	$925
Inter-segment revenue	$1	$5	$3	$2	$4	$(3)	$(12)
Average Assets (a)	$73,290	$106,923	$6,771	$11,501	$5,727	$12,017	$83,913	$300,142

156    The PNC Financial Services Group, Inc. – Form 10-Q

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2013
Income Statement
Net interest income	$3,066	$2,752	$217	$145		$528	$173	$6,881
Noninterest income	1,533	1,273	554	628	$442	47	581	5,058
Total revenue	4,599	4,025	771	773	442	575	754	11,939
Provision for credit losses	462	4	2	24		38		530
Depreciation and amortization	139	97	32	8			255	531
Other noninterest expense	3,299	1,377	538	594		126	789	6,723
Income (loss) before income taxes and noncontrolling interests	699	2,547	199	147	442	411	(290)	4,155
Income taxes (benefit)	256	852	73	54	104	151	(501)	989
Net income	$443	$1,695	$126	$93	$338	$260	$211	$3,166
Inter-segment revenue	$2	$13	$9	$5	$12	$(7)	$(34)
Average Assets (a)	$74,620	$112,152	$7,289	$10,170	$6,102	$10,238	$82,355	$302,926
2012
Income Statement
Net interest income	$3,234	$2,967	$223	$156		$633	$3	$7,216
Noninterest income	1,416	1,079	503	312	$366	(8)	559	4,227
Total revenue	4,650	4,046	726	468	366	625	562	11,443
Provision for credit losses (benefit)	520	(9)	13	(7)		129	23	669
Depreciation and amortization	143	106	31	8			238	526
Other noninterest expense	3,237	1,373	506	651		214	1,246	7,227
Income (loss) before income taxes and noncontrolling interests	750	2,576	176	(184)	366	282	(945)	3,021
Income taxes (benefit)	275	897	65	(68)	83	104	(617)	739
Net income (loss)	$475	$1,679	$111	$(116)	$283	$178	$(328)	$2,282
Inter-segment revenue	$1	$23	$9	$6	$11	$(8)	$(42)
Average Assets (a)	$72,048	$100,907	$6,666	$11,663	$5,727	$12,276	$83,352	$292,639
(a)	Period-end balances for BlackRock.

NOTE 20 SUBSEQUENT EVENTS

On October 24, 2013, PNC Bank, N.A. issued $750 million of senior notes with a maturity date of November 1, 2016. Interest is payable semi-annually at a fixed rate of 1.150% on May 1 and November 1 of each year, beginning on May 1, 2014.

On October 24, 2013, PNC Bank, N.A. issued $500 million of subordinated notes with a maturity date of November 1, 2025. Interest is payable semi-annually at a fixed rate of 4.200% on May 1 and November 1 of each year, beginning on May 1, 2014.

In October 2013, PNC reached an agreement in principle with FNMA to resolve its repurchase demands with respect to loans sold between 2000 and 2008. The resolution remains subject to, among other things, final documentation and board and regulatory approvals. The amount of the settlement had been fully accrued as of September 30, 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    157

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	Nine months ended September 30
	2013			2012
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$24,388	$474	2.59%	$26,847	$627	3.11%
Non-agency	5,925	246	5.54	6,594	265	5.37
Commercial mortgage-backed	3,985	118	3.94	3,685	121	4.37
Asset-backed	5,872	82	1.86	5,087	79	2.07
U.S. Treasury and government agencies	2,265	28	1.64	2,729	43	2.05
State and municipal	2,242	72	4.30	1,882	68	4.78
Other debt	2,669	49	2.45	3,073	61	2.65
Corporate stocks and other	337		.12	351		.09
Total securities available for sale	47,683	1,069	2.99	50,248	1,264	3.35
Securities held to maturity
Residential mortgage-backed	3,923	104	3.54	4,438	120	3.59
Commercial mortgage-backed	3,513	117	4.46	4,396	150	4.55
Asset-backed	957	12	1.70	956	14	1.99
U.S. Treasury and government agencies	233	7	3.79	225	6	3.79
State and municipal	646	27	5.55	671	21	4.19
Other	349	8	2.87	359	8	2.84
Total securities held to maturity	9,621	275	3.81	11,045	319	3.85
Total investment securities	57,304	1,344	3.13	61,293	1,583	3.44
Loans
Commercial	85,326	2,448	3.78	75,237	2,588	4.52
Commercial real estate	19,092	701	4.84	17,927	739	5.42
Equipment lease financing	7,296	223	4.07	6,580	233	4.71
Consumer	61,761	2,060	4.46	59,188	2,079	4.69
Residential real estate	14,944	577	5.14	15,478	627	5.40
Total loans	188,419	6,009	4.23	174,410	6,266	4.76
Loans held for sale	3,140	126	5.37	2,961	127	5.73
Federal funds sold and resale agreements	992	6	.77	1,696	18	1.43
Other	7,474	166	2.97	6,485	171	3.53
Total interest-earning assets/interest income	257,329	7,651	3.95	246,845	8,165	4.39
Noninterest-earning assets:
Allowance for loan and lease losses	(3,839)			(4,214)
Cash and due from banks	3,969			3,793
Other	45,467			46,215
Total assets	$302,926			$292,639
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$69,567	95	.18	$65,240	105	.21
Demand	39,805	14	.05	33,577	10	.04
Savings	10,935	8	.10	9,754	7	.10
Retail certificates of deposit	22,657	139	.82	27,353	155	.76
Time deposits in foreign offices and other time	2,077	7	.43	3,348	12	.45
Total interest-bearing deposits	145,041	263	.24	139,272	289	.28
Borrowed funds
Federal funds purchased and repurchase agreements	3,804	4	.15	4,716	7	.21
Federal Home Loan Bank borrowings	7,697	31	.54	9,946	56	.74
Bank notes and senior debt	10,873	144	1.74	10,468	185	2.32
Subordinated debt	7,196	153	2.84	7,137	261	4.87
Commercial paper	7,443	13	.23	8,152	16	.27
Other	1,981	39	2.59	1,943	33	2.23
Total borrowed funds	38,994	384	1.31	42,362	558	1.74
Total interest-bearing liabilities/interest expense	184,035	647	.47	181,634	847	.62
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	65,485			60,295
Allowance for unfunded loan commitments and letters of credit	243			236
Accrued expenses and other liabilities	11,058			11,052
Equity	42,105			39,422
Total liabilities and equity	$302,926			$292,639
Interest rate spread			3.48			3.77
Impact of noninterest-bearing sources			.14			.16
Net interest income/margin		$7,004	3.62%		$7,318	3.93%

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

158    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)

Third Quarter 2013			Second Quarter 2013			Third Quarter 2012
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$23,674	$140	2.36%	$24,339	$152	2.50%	$26,546	$201	3.03%
5,862	83	5.70	5,889	82	5.51	6,490	82	5.08
4,349	42	3.82	3,855	38	4.00	3,720	40	4.29
5,962	28	1.87	5,919	27	1.80	5,525	29	2.09
2,013	10	1.90	2,074	7	1.37	2,516	14	2.08
2,354	20	4.24	2,182	24	4.48	1,972	23	4.62
2,630	15	2.38	2,728	17	2.39	3,045	22	2.85
339		.12	304		.14	390		.12
47,183	338	2.91	47,290	347	2.93	50,204	411	3.27

3,794	37	3.92	3,833	31	3.26	4,480	40	3.50
3,276	35	4.29	3,521	38	4.34	4,180	46	4.46
1,064	4	1.59	978	4	1.74	825	5	2.61
236	3	3.81	233	2	3.80	227	2	3.81
658	13	5.55	640	7	4.27	671	7	4.18
346	3	2.90	349	3	2.89	357	3	2.82
9,374	95	3.86	9,554	85	3.57	10,740	103	3.83
56,557	433	3.06	56,844	432	3.04	60,944	514	3.37

86,456	800	3.62	86,015	807	3.71	79,250	872	4.30
19,558	232	4.64	18,860	231	4.84	18,514	249	5.26
7,296	68	3.75	7,350	82	4.41	6,774	76	4.45
62,277	677	4.31	61,587	676	4.40	60,570	705	4.63
14,918	187	5.00	14,794	190	5.13	15,575	202	5.18
190,505	1,964	4.06	188,606	1,986	4.19	180,683	2,104	4.59
3,071	41	5.34	3,072	32	4.22	2,956	32	4.34
664	2	1.10	1,141	2	.61	1,601	5	1.22
8,809	51	2.26	6,439	57	3.66	6,422	51	3.27
259,606	2,491	3.79	256,102	2,509	3.91	252,606	2,706	4.24

(3,761)			(3,821)			(4,152)
3,984			3,869			3,907
43,479			45,877			47,781
$303,308			$302,027			$300,142

$70,557	32	.18	$69,123	30	.18	$67,628	36	.21
39,866	5	.05	40,172	5	.05	34,733	3	.04
11,007	3	.10	11,124	2	.10	10,066	2	.09
21,859	43	.79	22,641	47	.82	25,695	58	.90
1,804	1	.22	2,164	2	.43	3,230	4	.38
145,093	84	.23	145,224	86	.24	141,352	103	.29

2,967	1	.15	4,132	1	.14	4,659	2	.19
8,208	10	.48	7,218	10	.53	10,626	19	.69
11,256	49	1.71	10,886	47	1.71	9,657	53	2.16
7,334	53	2.89	7,003	49	2.78	6,408	76	4.71
7,109	4	.22	7,263	4	.22	10,518	7	.28
1,792	13	2.91	2,099	14	2.62	1,868	11	2.43
38,666	130	1.33	38,601	125	1.28	43,736	168	1.53
183,759	214	.46	183,825	211	.46	185,088	271	.58

66,834			64,749			62,483
242			238			225
10,372			10,929			11,590
42,101			42,286			40,756
$303,308			$302,027			$300,142
		3.33			3.45			3.66
		.14			.13			.16
	$2,277	3.47%		$2,298	3.58%		$2,435	3.82%

Loan fees for the nine months ended September 30, 2013 and September 30, 2012 were $167 million and $160 million, respectively. Loan fees for the three months ended September 30, 2013, June 30, 2013, and September 30, 2012 were $57 million, $58 million, and $55 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the nine months ended September 30, 2013 and September 30, 2012 were $123 million and $102 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended September 30, 2013, June 30, 2013, and September 30, 2012 were $43 million, $40 million and $36 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    159

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 17 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

The disclosure in this item updates the risk factors set forth in Part I, Item 1A Risk Factors in PNC’s 2012 Form 10-K by adding the risk factor set forth below. In general, these risk factors, including the risk factor set forth below, may present the risk of a material impact on our results of operations or financial condition, in addition to the other possible consequences described in the risk factors. These risk factors are also discussed further in other parts of our 2012 Form 10-K and this Report.

The failure of the U.S. government to achieve a long-term resolution of budgetary and funding issues creates risks of adverse economic impacts with resulting risk to PNC’s business and financial performance.

On October 16, 2013, the U.S. Congress passed, and the President signed, legislation that provides funding for the U.S. government through January 15, 2014 and that suspends the federal debt limit until February 7, 2014, thereby ending a partial shutdown of the federal government and averting, at least temporarily, the risk of a U.S. default on its obligations. There remains the possibility that the Congress and the President will not be able to reach agreement by January 15, 2014 on legislation that would fund the U.S. government beyond that date, with the resulting possibility of another partial shutdown of the federal government. Likewise, it is possible that the Congress and the President will not raise the federal debt ceiling by the date in 2014 after which the U.S. Treasury no longer has the ability to meet all of its obligations coming due without additional authorized borrowings, which would again raise the risk of a possible U.S. default. Another federal government shutdown would likely have an adverse impact on the economy, which could be significant, particularly if the shutdown is prolonged. Because the U.S. government has not previously defaulted on its obligations, it is difficult to estimate the precise effects that such a default (or the expectation of such a default) might have on the financial markets and the economy. However, we expect that a U.S. default would have a significant negative impact on securities and currency markets, raise the costs and reduce the availability of credit, negatively affect consumer and business confidence, and reduce business activity, possibly in ways that would survive resolution of the default for a period of time. Any of these adverse economic effects could negatively impact PNC’s business and financial performance, as set forth in Item 1A Risk Factors in our 2012 Form 10-K with respect to economic difficulties of these types generally.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the third quarter of 2013 are included in the following table:

In thousands, except per share data

2013 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – 31	4	$68.31		21,551
August 1 – 31	17	$68.63		21,551
September 1 – 30	6	$62.34		21,551
Total	27	$67.21
(a)	Reflects PNC common stock purchased in connection with our various employee benefit plans. No shares were purchased under the program referred to in note (b) to this table during the third quarter of 2013. Note 15 Employee Benefit Plans and Note 16 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2012 Annual Report on Form 10-K include additional information regarding our employee benefit plans that use PNC common stock.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the impact of the Federal Reserve’s supervisory assessment of capital adequacy program.

160    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

3.7	By-Laws of The PNC Financial Services Group, Inc., as amended and restated, effective as of August 15, 2013

Incorporated by reference to Exhibit 3.2 of PNC’s Current Report on Form 8-K filed August 15, 2013

10.83	Additional 2013 forms of employee restricted share unit agreements

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 6, 2013 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    161

CORPORATE INFORMATION

The PNC Financial Services Group, Inc.

CORPORATE HEADQUARTERS

The PNC Financial Services Group, Inc.

One PNC Plaza, 249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

STOCK LISTING The common stock of The PNC Financial Services Group, Inc. is listed on the New York Stock Exchange under the symbol PNC.

INTERNET INFORMATION The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About PNC – Investor Relations,” such as Investor Events, Quarterly Earnings, SEC Filings, Financial Information, Financial Press Releases and Message from the CEO. Under “Investor Relations,” we will from time to time post information that we believe may be important or useful to investors. We use our Twitter account, @pncnews, as an additional way of disseminating public information from time to time to investors. We generally post the following on our corporate website shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information.

Starting in 2013, PNC is required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory hypothetical severely adverse economic scenarios in March of each year and under a PNC-developed hypothetical severely adverse economic scenario in September of each year, as well as information concerning its capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC, and is required to make certain market risk-related public disclosures under the Federal banking agencies’ final market risk capital rule that became effective on January 1, 2013 and implements the enhancements to the market risk framework adopted by the Basel Committee (commonly referred to as “Basel II.5”). Under these regulations, PNC may be able to satisfy at least a portion of these requirements through postings on its website, and PNC has done so and expected to continue to do so without also providing disclosure of this information through filings with the Securities and Exchange Commission.

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

162    The PNC Financial Services Group, Inc. – Form 10-Q

COMMON STOCK PRICES/DIVIDENDS DECLARED The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared (a)
2013 Quarter
First	$66.93	$58.96	$66.50	$.40
Second	74.19	63.69	72.92	.44
Third	77.93	71.48	72.45	.44
Total				$1.28
2012 Quarter
First	$64.79	$56.88	$64.49	$.35
Second	67.89	55.60	61.11	.40
Third	67.04	56.76	63.10	.40
Fourth	65.73	53.36	58.31	.40
Total				$1.55
(a)	Our Board approved a fourth quarter 2013 cash dividend of $.44 per common share, which was payable on November 5, 2013.

DIVIDEND POLICY Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations, including the impact of the supervisory assessment of capital adequacy undertaken by the Federal Reserve and our primary bank regulators as part of the Comprehensive Capital Analysis and Review (CCAR) process).

Dividend Reinvestment And Stock Purchase Plan

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of our common and preferred Series B stock to conveniently purchase additional shares of common stock. You can obtain a prospectus and enrollment form by contacting Shareholder Services at 800-982-7652.

Registrar And Stock Transfer Agent

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

The PNC Financial Services Group, Inc. – Form 10-Q    163