Form 10-K
period 2013-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2014-03-03
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2013, determined using the per share closing price on that date on the New York Stock Exchange of $72.92, was approximately $38.6 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant’s common stock outstanding at February 19, 2014: 534,064,610

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2014 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2013 Form 10-K

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2013 Form 10-K (continued)

TABLE OF CONTENTS (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2013 Form 10-K (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2013 Form 10-K (continued)

MD&A TABLE REFERENCE (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2013 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2013 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2013 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

PART I

Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. (PNC or the Corporation) has made and may continue to make written or oral forward-looking statements regarding our outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting PNC and its future business and operations or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the Report or Form 10-K) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Risk Management, Critical Accounting Estimates And Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7, and Note 23 Legal Proceedings and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report. See page 99 for a glossary of certain terms used in this Report.

ITEM 1 – BUSINESS

BUSINESS OVERVIEW

Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial services companies in the United States. We have businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of our products and services nationally, as well as other products and services in our primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Alabama, Virginia, Missouri, Georgia, Wisconsin and South Carolina. We also provide certain products and services internationally. At December 31, 2013, our consolidated total assets, total deposits and total shareholders’ equity were $320.3 billion, $220.9 billion and $42.4 billion, respectively.

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

2012 RBC BANK (USA) ACQUISITION

On March 2, 2012, we acquired 100% of the issued and outstanding common stock of RBC Bank (USA), the U.S. retail banking subsidiary of Royal Bank of Canada. As part of the acquisition, PNC also purchased a credit card portfolio from RBC Bank (Georgia), National Association. PNC paid $3.6 billion in cash as the consideration for the acquisition of both RBC Bank (USA) and the credit card portfolio. The transaction added approximately $18.1 billion in deposits, $14.5 billion of loans and $1.1 billion of goodwill and intangible assets to PNC’s Consolidated Balance Sheet. Our Consolidated Income Statement includes the impact of business activity associated with the RBC Bank (USA) acquisition subsequent to March 2, 2012. Note 2 Acquisition and Divestiture Activity in Item 8 of our 2012 Form 10-K includes additional details related to the RBC Bank (USA) transactions.

RBC Bank (USA), based in Raleigh, North Carolina, operated more than 400 branches in North Carolina, Florida, Alabama, Georgia, Virginia and South Carolina. The primary reasons for the acquisition of RBC Bank (USA) were to enhance shareholder value, to improve PNC’s competitive position in the financial services industry, and to further expand PNC’s existing branch network in the states where it already operated as well as expanding into new markets.

2012 SALE OF SMARTSTREET

Effective October 26, 2012, PNC divested certain deposits and assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition, to Union Bank, N.A. Smartstreet is a nationwide business focused on homeowner or community association managers and had approximately $1 billion of assets and deposits as of September 30, 2012. The gain on sale was immaterial and we reduced goodwill and core deposit intangibles by $46 million and $13 million, respectively.

REVIEW OF BUSINESS SEGMENTS

In addition to the following information relating to our lines of business, we incorporate the information under the captions Business Segment Highlights and Business Segments Review in Item 7 of this Report here by reference. Also, we include the financial and other information by business in Note 26 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented. Business segment results for periods prior to 2013 have been reclassified to reflect current methodologies and current business and management structure and to present those periods on the same basis.

Retail Banking provides deposit, lending, brokerage, investment management and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Alabama, Virginia, Missouri, Georgia, Wisconsin and South Carolina.

Our core strategy is to acquire and retain customers who maintain their primary checking and transaction relationships with PNC. We also seek revenue growth by deepening our

The PNC Financial Services Group, Inc. – Form 10-K 1

share of our customers’ financial assets, such as savings and liquidity deposits, loans and investable assets, including retirement assets. A strategic priority for PNC is to redefine the retail banking business in response to changing customer preferences. A key element of this strategy is to expand the use of lower-cost alternative distribution channels while continuing to optimize the traditional branch network. In addition, we have a disciplined process to continually improve the engagement of both our employees and customers, which is a strong indicator of customer growth, retention and relationship expansion.

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications and mergers and acquisitions advisory and related services to middle-market companies. We also provide commercial loan servicing, and real estate advisory and technology solutions, for the commercial real estate finance industry. Products and services are generally provided within our primary geographic markets, with certain products and services offered nationally and internationally.

Corporate & Institutional Banking is focused on becoming a premier provider of financial services in each of the markets we serve. The value proposition to our customers is driven by providing a broad range of competitive and high quality products and services by a team fully committed to delivering the comprehensive resources of PNC to help each client succeed. Our primary goals are to achieve market share growth and enhanced returns by means of expansion and retention of customer relationships and prudent risk and expense management.

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions, and trust management and administration for individuals and their families. Institutional asset management provides investment management, custody administration and retirement administration services. Institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments, primarily located in our geographic footprint.

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

Residential Mortgage Banking directly originates first lien residential mortgage loans, on a nationwide basis with a significant presence within the retail banking footprint, and originates loans through majority owned affiliates. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and sold, servicing retained, to secondary mortgage conduits of Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal Home Loan Banks and third-party investors, or are securitized and issued under the Government National Mortgage Association (GNMA) program, as described in more detail in Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in Item 8 of this Report and included here by reference. The mortgage servicing operation performs all functions related to servicing mortgage loans, primarily those in first lien position, for various investors and for loans owned by PNC. Certain loan applications are brokered by majority owned affiliates to others.

Residential Mortgage Banking is focused on adding value to the PNC franchise by building stronger customer relationships, providing quality investment loans and delivering acceptable returns consistent with our desired risk appetite. A strategic priority for PNC is to build a stronger residential mortgage business offering seamless delivery to customers while improving efficiencies. Our national distribution capability provides volume that drives economies of scale, risk dispersion and cost-effective extension of the retail banking footprint for cross-selling opportunities.

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. BlackRock provides diversified investment management services to institutional clients, intermediary investors and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (ETFs), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

2 The PNC Financial Services Group, Inc. – Form 10-K

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC).

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit, and a small commercial loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

SUBSIDIARIES

Our corporate legal structure at December 31, 2013 consisted of one domestic subsidiary bank, including its subsidiaries, and approximately 130 active non-bank subsidiaries. Our bank subsidiary is PNC Bank, National Association (PNC Bank, N.A.), headquartered in Pittsburgh, Pennsylvania. For additional information on our subsidiaries, see Exhibit 21 to this Report.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	223-224
Analysis Of Year-To-Year Changes In Net Interest Income	225
Book Values Of Securities	43-44 and 149-154
Maturities And Weighted-Average Yield Of Securities	153-154
Loan Types	38-42, 130-131 and 226
Selected Loan Maturities And Interest Sensitivity	229
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	73-82, 117-120, 131-144 and 227
Potential Problem Loans And Loans Held For Sale	44 and 74-84
Summary Of Loan Loss Experience	82-84, 131-148 and 228
Assignment Of Allowance For Loan And Lease Losses	82-84 and 228
Average Amount And Average Rate Paid On Deposits	223-224
Time Deposits Of $100,000 Or More	176 and 229
Selected Consolidated Financial Data	28-29
Short-term borrowings – not included as average balances during 2013, 2012, and 2011 were less than 30% of total shareholders’ equity at the end of each period.

EUROPEAN EXPOSURE

For information regarding our exposure to European entities at December 31, 2013 and December 31, 2012, see the European Exposure section included in Item 7 of this Report.

SUPERVISION AND REGULATION

PNC is a bank holding company registered under the Bank Holding Company Act of 1956 as amended (BHC Act) and a financial holding company under the Gramm-Leach-Bliley Act.

We are subject to numerous governmental regulations, some of which are highlighted below. See Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding our regulatory matters. Applicable laws and regulations restrict our permissible activities and investments, impose conditions and requirements on the products and services we offer and the manner in which they are offered and sold, and require compliance with protections for loan, deposit, brokerage, fiduciary, investment management and other customers, among other things. They also restrict our ability to repurchase stock or pay dividends, or to receive dividends from our bank subsidiary, and impose capital adequacy requirements. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions.

In addition, we are subject to comprehensive supervision and periodic examination by, among other regulatory bodies, the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). These examinations consider not only compliance with applicable laws, regulations and supervisory policies of the agency, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The results of examination activity by any of our federal bank regulators potentially can result in the imposition of significant limitations on our activities and growth. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity and take enforcement action against a regulated entity where the relevant agency determines, among other things, that such operations fail to comply with applicable law or regulations or are conducted in an unsafe or unsound manner. This supervisory framework, including the examination reports and supervisory ratings (which are not publicly available) of the agencies, could materially impact the conduct, growth and profitability of our operations.

The Consumer Financial Protection Bureau (CFPB) is responsible for examining PNC Bank, N.A. and its affiliates (including PNC) for compliance with most federal consumer financial protection laws, including the laws relating to fair lending and prohibiting unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products or services, and for enforcing such laws with respect to PNC Bank, N.A. and its affiliates.

The PNC Financial Services Group, Inc. – Form 10-K 3

The results of the CFPB’s examinations, which are not publicly available, also can result in restrictions or limitations on the operations of a regulated entity as well as enforcement actions against a regulated entity, including the imposition of monetary penalties.

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

As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the operation and growth of our businesses. The Federal Reserve, OCC, CFPB, SEC, CFTC and other domestic and foreign regulators have broad enforcement powers, and certain of the regulators have the power to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses, assets or deposits, or reconfigure existing operations.

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

Among other areas that have been receiving a high level of regulatory focus over the last several years are compliance with the Bank Secrecy Act and anti-money laundering laws, the oversight of arrangements with third-party vendors and suppliers, and the protection of confidential customer information. In addition, there is an increased focus on fair lending and other consumer protection issues.

Additional legislation, changes in rules promulgated by federal financial regulators, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of our businesses. The profitability of our businesses could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

There are numerous rules governing the regulation of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws, regulations and supervisory policies that apply to us. To a substantial extent, the purpose of the regulation and supervision of financial services institutions and their holding companies is not to protect our shareholders and our non-customer creditors, but rather to protect our customers (including depositors) and the financial markets in general.

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which was signed into law on July 21, 2010, comprehensively reforms the regulation of financial institutions, products and services. Dodd-Frank requires various federal regulatory agencies to implement numerous new rules and regulations. Because federal agencies are granted broad discretion in drafting these rules and regulations, and many implementing rules have not yet been issued, have only been issued in proposed form, or have only recently been finalized, many of the details and much of the impact of Dodd-Frank may not be known for months or years. Among other things, Dodd-Frank established the CFPB; provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 regulatory capital; requires that deposit insurance assessments be calculated based on an insured depository institution’s assets rather than its insured deposits; raises the minimum Designated Reserve Ratio (the balance in the Deposit Insurance Fund divided by estimated insured deposits) to 1.35%; establishes a comprehensive regulatory regime for the derivatives activities of financial institutions; prohibits banking entities from engaging in certain types of proprietary trading, as well as having investments in, sponsoring, and maintaining certain types of relationships with hedge funds and private equity funds (through provisions commonly referred to as the “Volcker Rule”); places limitations on the interchange fees charged for debit card transactions; and establishes new minimum mortgage underwriting standards for residential mortgages.

Dodd-Frank also established the 10-member inter-agency Financial Stability Oversight Council (FSOC), which is charged with identifying systemic risks and strengthening the regulation of financial holding companies and certain non-bank companies deemed to be “systemically important.” In extraordinary cases, the FSOC, in conjunction with the Federal Reserve, could order the break-up of financial firms that are deemed to present a grave threat to the financial stability of the United States. Dodd-Frank requires the Federal Reserve to establish enhanced prudential standards for bank holding companies with total consolidated assets of $50 billion or more, such as PNC, as well as systemically

4 The PNC Financial Services Group, Inc. – Form 10-K

important non-bank financial companies designated by the FSOC for Federal Reserve supervision. For bank holding companies, these enhanced standards must be more stringent than the standards and requirements applicable to bank holding companies with less than $50 billion in assets, and must increase in stringency for bank holding companies that present heightened risk to the financial system. The FSOC may make recommendations to the Federal Reserve concerning the establishment and refinement of these enhanced prudential standards. In February 2014, the Federal Reserve issued final rules that establish the new enhanced prudential standards related to liquidity risk management and overall risk management. These new rules, which become effective for PNC as of January 1, 2015, among other things, require that covered bank holding companies conduct liquidity stress tests at least monthly, maintain a contingency funding plan and sufficient highly liquid assets to meet net stress cash-flow needs (as determined under the company’s liquidity stress tests) for 30 days, and establish certain oversight, governance and reporting responsibilities for the chief risk officer and risk committee of the Board of Directors of a covered company. In addition, the new rules implement the provisions of Dodd-Frank that require the Federal Reserve to impose a maximum 15-to-1 debt to equity ratio on a bank holding company if the FSOC determines that the company poses a grave threat to the financial stability of the United States and that the imposition of such a debt-to-equity requirement would mitigate such risk. The rules issued in February 2014 did not finalize the other enhanced prudential standards that the Federal Reserve proposed in December 2011 for bank holding companies with $50 billion or more in assets, including counterparty credit exposure limits and early remediation requirements, although the Federal Reserve has indicated that these matters remain under development. See the Recent Market and Industry Developments portion of Item 7 MD&A and Item 1A Risk Factors for additional information.

BANKING REGULATION AND SUPERVISION

Regulatory Capital Requirements, Stress Testing and Capital Planning. PNC and PNC Bank, N.A. are subject to the regulatory capital requirements established by the Federal Reserve and the OCC, respectively. These requirements are currently the subject of significant changes as a result of the rules adopted by the U.S. banking agencies in July 2013 to implement the new international guidelines for determining regulatory capital established by the Basel Committee on Bank Supervision (Basel Committee) known as “Basel III,” as well as to implement certain provisions of Dodd-Frank. The rules adopted in July 2013 generally have three fundamental parts.

The first part, referred to as the Basel III capital rule, among other things, narrows the definition of regulatory capital, requires banking organizations with $15 billion or more in assets (including PNC) to phase-out trust preferred securities from Tier 1 regulatory capital, establishes a new Tier 1 common capital requirement for banking organizations, and revises the capital levels at which PNC and the PNC Bank, N.A. would be subject to prompt corrective action. These rules also require that significant common stock investments in unconsolidated financial institutions (as defined in the rule), as well as mortgage servicing rights and deferred tax assets, be deducted from Tier 1 common regulatory capital to the extent such items individually exceed 10%, or in the aggregate exceed 15%, of the organization’s adjusted Tier 1 common capital. The Basel III capital rule also significantly limits the extent to which minority interests in consolidated subsidiaries (including minority interests in the form of REIT preferred securities) may be included in regulatory capital. In addition, for banking organizations, like PNC, that are subject to the advanced approaches (described below), the rule includes other comprehensive income related to both available for sale securities and pension and other post-retirement plans as a component of Tier 1 common capital. The Basel III capital rule became effective on January 1, 2014, for PNC and PNC Bank, N.A., although many provisions are phased-in over a period of years, with the rules generally fully phased-in as of January 1, 2019.

The second part of the rules adopted in July 2013 is referred to as the advanced approaches and materially revises the framework for the risk-weighting of assets under Basel II. The Basel II framework, which was adopted by the Basel Committee in 2004, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. The advanced approaches modifications adopted by the U.S. banking agencies became effective on January 1, 2014, and generally apply to banking organizations that have $250 billion or more in total consolidated assets or that have $10 billion or more in on-balance sheet foreign exposure. Prior to fully implementing the advanced approaches to calculate risk-weighted assets, PNC and PNC Bank, N.A. must successfully complete a “parallel run” qualification phase. PNC and PNC Bank, N.A. entered this parallel run qualification phase on January 1, 2013. This phase must last at least four consecutive quarters, although, consistent with the experience of other U.S. banks, we currently anticipate a multi-year parallel run period.

The third major part of the rules adopted in July 2013 is referred to as the standardized approach and materially revises the framework for the risk-weighting of assets under Basel I. The standardized approach, for example, establishes a new framework for the risk-weighting of securitization and non-U.S. sovereign exposures, and increases the risk-weights on certain types of assets including high-volatility commercial real estate and past due corporate and retail exposures. The standardized approach will become effective on January 1, 2015.

The risk-based capital and leverage rules that the federal banking regulators have adopted require the capital-to-assets ratios of banking organizations, including PNC and PNC

The PNC Financial Services Group, Inc. – Form 10-K 5

Bank, N.A., to meet certain minimum standards. The Basel III rule generally divides capital into three components: Tier 1 common capital, additional Tier 1 capital (which, together, with Tier 1 common capital comprises Tier 1 capital) and Tier 2 capital. Tier 1 common is generally common stock, retained earnings, qualifying minority interest and, for advanced approaches banking organizations, accumulated other comprehensive income, less the deductions required to be made from Tier 1 common equity. Additional Tier 1 generally includes, among other things, perpetual preferred stock and qualifying minority interests, less the deductions required to be made from additional Tier 1. Tier 2 capital generally comprises qualifying subordinated debt. Total capital is the sum of Tier 1 and Tier 2 capital, less the deductions required from total capital. For additional information regarding the differences between Basel III and Basel I Tier 1 common capital, see the Funding and Capital Sources section of the Consolidated Balance Sheet Review section of Item 7 of this Report.

Under the capital rules, a banking organization’s risk-based capital ratios are calculated by allocating assets and specified off-balance sheet financial instruments into risk-weighted categories (with higher levels of capital being required for the categories perceived as representing greater risk), which are used to determine the amount of a banking organization’s total risk-weighted assets (RWAs). Under the Basel I framework and the standardized approach, the nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages that are set forth in the rules that increase as the perceived credit risk of the relevant asset increases.

The Basel I regulatory capital ratios of PNC and PNC Bank, N.A. as of December 31, 2013 exceeded the applicable minimum levels in effect for 2013. For additional information regarding the Basel I capital ratios of PNC and PNC Bank, N.A. as of December 31, 2013, as well as the levels necessary to exceed the regulatory minimums or be considered “well capitalized”, see the Funding and Capital Sources portion of the Consolidated Balance Sheet Review section of Item 7 of this Report. When fully phased-in on January 1, 2019, the Basel III capital rule will require that banking organizations maintain a minimum Tier 1 common ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. Moreover, when fully phased-in, the rule will require banking organizations to maintain a Tier 1 common ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a total capital ratio of at least 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments. For banking organizations that are subject to the advanced approaches, these higher capital conservation buffer levels above the regulatory minimums could be supplemented by a countercyclical capital buffer of up to an additional 2.5% during periods of excessive credit growth, although this buffer is initially set at zero in the United States.

The regulatory capital framework adopted by the federal banking regulators also requires that banking organizations maintain a minimum amount of Tier 1 capital to average consolidated assets, referred to as the leverage ratio. Under both Basel I and Basel III, banking organizations generally are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of 4.0%. The Basel I rules in effect during 2013, however, also permitted a banking organization to meet its minimum leverage requirement if it had a leverage ratio of 3% and was rated Composite 1 in its most recent report of examination, subject to appropriate federal banking guidelines. As of December 31, 2013, the leverage ratios of PNC and PNC Bank, N.A. were above the required minimum level. Under the Basel III capital rule, banking organizations subject to the advanced approaches (such as PNC and PNC Bank, N.A.) also will be subject to a new minimum 3.0% supplementary leverage ratio that becomes effective on January 1, 2018, with public reporting of the ratio beginning in 2015. Unlike the existing leverage ratio, the denominator of the supplementary leverage ratio takes into account certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts. The Basel Committee in January 2014 issued revisions to the supplementary leverage requirements of the Basel III framework, although it is not clear at this time to what extent these revisions will be incorporated by the U.S. banking agencies into the U.S. capital rules. In August 2013, the U.S. banking agencies requested comment on a proposed rule that would raise the supplemental leverage ratio for U.S. bank holding companies that have $700 billion or more in total consolidated assets or $10 trillion or more in assets under custody and for the insured depository institution subsidiaries of these bank holding companies. Based on the asset and custody thresholds included in the proposed rule, PNC and PNC Bank, N.A. would not be subject to this higher proposed supplemental leverage ratio.

As a result of the staggered effective dates of the final U.S. capital rules issued in July 2013, as well as the fact that PNC remains in the parallel run qualification phase for the advanced approaches, PNC’s regulatory risk-based capital ratios in 2014 will be based on the definitions of, and deductions from, capital under the Basel III capital rule (as such definitions and deductions are phased-in for 2014) and its Basel I risk-weighted assets (but subject to certain adjustments set forth in the rules). After January 1, 2015, and until PNC has exited parallel run, PNC’s regulatory risk-based Basel III ratios will be calculated using the standardized approach for risk-weights. Once PNC exits parallel run, its regulatory Basel III risk-based capital ratios will be the lower of the ratios calculated under the standardized approach or the advanced approaches.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement remedies available to the federal bank regulatory agencies, including a limitation on the ability to pay dividends, the issuance of a capital directive to increase capital and, in severe cases, the

6 The PNC Financial Services Group, Inc. – Form 10-K

termination of deposit insurance by the FDIC, and the appointment of a conservator or receiver. In some cases, the extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its risk-weighted or total assets, the greater the scope and severity of the agencies’ powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” insured depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” insured depository institution may accept brokered deposits only with prior regulatory approval. In addition, in order to remain a financial holding company and engage in the broader range of financial activities authorized for such a company, PNC and PNC Bank, N.A. must remain “well capitalized”. At December 31, 2013, PNC and PNC Bank, N.A. exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, we refer you to the Funding and Capital Sources portion of the Consolidated Balance Sheet Review section of Item 7 of this Report and to Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report.

In addition to these regulatory capital requirements, PNC is subject to the Federal Reserve’s capital plan rule, annual capital stress testing requirements and Comprehensive Capital Analysis and Review (CCAR) process, as well as the annual and mid-year Dodd-Frank capital stress testing (DFAST) requirements of the Federal Reserve and the OCC. As part of the CCAR process, the Federal Reserve undertakes a supervisory assessment of the capital adequacy of bank holding companies (BHCs), including PNC, that have $50 billion or more in total consolidated assets. This capital adequacy assessment is based on a review of a comprehensive capital plan submitted by each participating BHC to the Federal Reserve that describes the company’s planned capital actions during the nine quarter review period, as well as the results of stress tests conducted by both the company and the Federal Reserve under different hypothetical macro-economic scenarios, including a supervisory adverse and a severely adverse scenario provided by the Federal Reserve. In evaluating a BHC’s capital plan, the Federal Reserve considers a number of factors, including the company’s risk profile, the strength of the company’s internal capital assessment process, and whether under different hypothetical macro-economic scenarios, including the supervisory severely stressed scenario, the company would be able to maintain throughout each quarter of the nine quarter planning horizon, even if it maintained its base case planned capital actions, (i) a projected pro forma Basel I Tier 1 common capital ratio above 5 percent, and (ii) regulatory risk-based and leverage capital ratios that exceed the minimums that are, or would then be, in effect for the company, taking into account the capital rules adopted in July 2013 and any applicable phase-in periods. In addition, the Federal Reserve evaluates a company’s projected path towards compliance with the Basel III regulatory capital framework on a fully implemented basis. After completing its review, the Federal Reserve may object or not object to the firm’s proposed capital actions, such as plans to pay or increase common stock dividends, reinstate or increase common stock repurchase programs, or redeem preferred stock or other regulatory capital instruments. In connection with the 2014 CCAR, PNC filed its capital plan and stress testing results using financial data as of September 30, 2013 with the Federal Reserve on January 6, 2014. PNC expects to receive the Federal Reserve’s response (either a non-objection or objection) to the capital plan submitted as part of the 2014 CCAR in March 2014.

As part of the CCAR and DFAST process, both the Federal Reserve and PNC release certain revenue, loss and capital results from their stress testing exercises, generally in March of each year. For the 2014 exercises, the Federal Reserve has announced that it intends to publish its supervisory revenue, loss and capital projections for participating bank holding companies under the supervisory adverse and severely adverse macro-economic scenarios using the common assumptions concerning capital distributions established by the Federal Reserve in its DFAST regulations (DFAST capital action assumptions), as well as capital ratio information using the firm’s proposed base case capital actions. PNC also is required to publicly disclose its own estimates of certain capital, revenue and loss information under the same hypothetical supervisory severely adverse macro-economic scenario and applying the DFAST capital action assumptions. Federal Reserve regulations also require that PNC and other large bank holding companies conduct a separate mid-year stress test using financial data as of March 31st and three company-derived macro-economic scenarios (base, adverse and severely adverse) and publish a summary of the results under the severely adverse scenario in September.

Basel III Liquidity Requirements. The Basel III framework adopted by the Basel Committee also includes new short-term liquidity standards (the “Liquidity Coverage Ratio” or “LCR”) and long-term funding standards (the “Net Stable Funding Ratio” or “NSFR”).

In October 2013, the U.S. banking agencies requested comment on proposed rules that would implement the LCR. The proposed rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high quality, unencumbered liquid assets (HQLA) to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow, outflow and maturity assumptions provided in the rules (net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the haircuts and limitations in the rule, divided by its net cash outflow, with the quotient expressed as a ratio. Under the proposed rules, banking organizations, including PNC and PNC Bank, N.A., that are subject to the

The PNC Financial Services Group, Inc. – Form 10-K 7

advanced approaches for regulatory capital purposes would, following a phase-in period that is proposed to begin January 1, 2015, have to maintain an LCR equal to at least 1.0 based on the entity’s highest daily projected level of net cash outflows over the next 30 calendar days. Under the phase-in provisions of the proposed rules, banking organizations would have to maintain HQLA equal to 80% of their LCR requirement beginning in 2015 and 90% in 2016, with the LCR requirement becoming fully implemented in 2017. The comment period on the proposed rules closed on January 31, 2014. Although the impact on PNC will not be fully known until the rules are final, PNC has taken several actions to prepare for implementation of the LCR and we expect to be in compliance with the LCR requirements when they become effective.

The NSFR is designed to promote a stable maturity structure of assets and liabilities of banking organizations over a one-year time horizon. The Basel Committee, in January 2014, requested comment on a revised NSFR framework, with comments due by April 11, 2014. Under the revised framework, the NSFR would take effect by January 1, 2018, although the U.S. banking agencies have not yet proposed rules to implement the NSFR.

Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends from PNC Bank, N.A. PNC Bank, N.A. is subject to various federal restrictions on its ability to pay dividends to PNC Bancorp, Inc., its direct parent, which is a wholly-owned direct subsidiary of PNC. PNC Bank, N.A. is also subject to federal laws limiting extensions of credit to its parent holding company and non-bank affiliates as discussed in Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report. Further information on bank level liquidity and parent company liquidity and on certain contractual restrictions is also available in the Liquidity Risk Management portion of the Risk Management section and the Trust Preferred Securities and REIT Preferred Securities portion of the Off-Balance Sheet Arrangements And Variable Interest Entities section of Item 7 of this Report, and in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Federal Reserve rules provide that a bank holding company is expected to serve as a source of financial strength to its subsidiary banks and to commit resources to support such banks if necessary. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Further, in providing guidance to the large BHCs participating in the 2014 CCAR, discussed above, the Federal Reserve stated that it expects capital plans submitted in 2014 will reflect conservative dividend payout ratios and net share repurchase programs, and that requests that imply common dividend payout ratios above 30% of projected after-tax net income available to common shareholders will receive particularly close scrutiny. The Federal Reserve also has stated that it expects BHCs that meet the minimum capital ratio requirements under the Basel III capital rule during the transition periods provided by the rule, but that do not meet the fully-phased in Basel III minimum plus capital conservation buffer ratio levels (plus any applicable capital surcharge for globally systemically important banks), to maintain prudent earnings retention policies with a view to meeting these levels in accordance with the phase-in schedule included in the Basel III capital rule.

Additional Powers Under the GLB Act. The Gramm-Leach-Bliley Act (GLB Act) permits a qualifying bank holding company to become a “financial holding company” and thereby engage in, or affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a bank holding company. Permitted affiliates include securities underwriters and dealers, insurance companies and companies engaged in other activities that are determined by the Federal Reserve, in consultation with the Secretary of the Treasury, to be “financial in nature or incidental thereto” or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities. We became a financial holding company as of March 13, 2000. In order to be and remain a financial holding company, a bank holding company and its subsidiary depository institutions must be “well capitalized” and “well managed.” In addition, a financial holding company generally may not engage in a new financial activity, or acquire a company engaged in a new activity, if any of its insured depository institutions received a less than Satisfactory rating at its most recent evaluation under the Community Reinvestment Act (CRA). Among other activities, we currently rely on our status as a financial holding company to conduct merchant banking activities and securities underwriting and dealing activities. As subsidiaries of a financial holding company under the GLB Act, our non-bank subsidiaries are generally allowed to conduct new financial activities, and PNC is generally permitted to acquire non-bank financial companies that have less than $10 billion in assets, with after-the-fact notice to the Federal Reserve.

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

8 The PNC Financial Services Group, Inc. – Form 10-K

In addition, the GLB Act permits qualifying national banks to engage in expanded activities through the formation of a “financial subsidiary.” PNC Bank, N.A. has filed a financial subsidiary certification with the OCC and currently engages in insurance agency activities through financial subsidiaries. PNC Bank, N.A. may also generally engage through a financial subsidiary in any activity that is determined to be financial in nature or incidental to a financial activity by the Secretary of the Treasury, in consultation with the Federal Reserve. Certain activities, however, are impermissible for a financial subsidiary of a national bank, including certain insurance underwriting activities, insurance company investment activities, real estate investment or development, and merchant banking. In order to have a financial subsidiary, a national bank and each of its depository institution affiliates must be and remain “well capitalized” and “well managed.” In addition, a financial subsidiary generally may not engage in a new financial activity, or acquire a company engaged in a new financial activity, if the national bank and any of its insured depository institution affiliates received a less than Satisfactory rating at its most recent evaluation under the CRA.

Volcker Rule. In December 2013, the U.S. banking agencies, SEC and CFTC issued final rules to implement the “Volcker Rule” provisions of Dodd-Frank. The rules prohibit banks and their affiliates (collectively, banking entities) from trading as principal in securities, derivatives and certain other financial instruments, but also includes several important exclusions and exemptions from this prohibition. These exclusions and exemptions, for example, permit banking entities, subject to a variety of conditions and restrictions, to trade for market making, risk mitigating hedging, liquidity management, and securities underwriting purposes, and to trade in U.S. government and municipal securities. The rules also prohibit banking entities from investing in, sponsoring, and having certain financial relationships with private funds (such as, for example, private equity or hedge funds that would be an investment company for purposes of the Investment Company Act of 1940 but for the exemptions in sections 3(c)(1) or 3(c)(7) of that act) that are covered by the final rules (covered funds). Again there are exemptions from these restrictions which themselves are subject to a variety of conditions. Moreover, the rules prohibit banking entities from engaging in permitted trading or covered fund activities if the activity would involve or result in a material conflict of interest between the banking entity and its clients, customers, or counterparties, result in a material exposure by the banking entity to a high-risk asset or a high-risk trading strategy, or pose a threat to the safety and soundness of the banking entity or to the financial stability of the United States. Banking entities, like PNC, that have $50 billion or more in total assets are required to establish and maintain an extensive and detailed enhanced compliance program designed to ensure that the entity complies with the requirements of the final rule.

The Federal Reserve issued an order in December 2013 that provides banking entities until July 21, 2015 to bring their activities and investments into conformance with the requirements of the Volcker Rule. The Federal Reserve, upon request, may extend this conformance period, either generally or with respect to particular activities or investments, for up to two additional one-year periods, and may extend the period up to an additional 5 years for investments held as of May 1, 2010 in qualifying illiquid funds. Based on the level of PNC’s trading assets and liabilities, PNC is not subject to the metrics reporting requirements of the final rules. For additional information concerning the potential impact of the Volcker Rule on PNC’s operations, please refer to Item 1A Risk Factors of this Report.

Other Federal Reserve and OCC Regulation and Supervision. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company.

Laws and regulations limit the scope of our permitted activities and investments. National banks (such as PNC Bank, N.A.) and their operating subsidiaries generally may engage only in any activities that are determined by the OCC to be part of or incidental to the business of banking, although a financial subsidiary may engage in a broader range of activities as described above.

Moreover, examination ratings of “3” or lower, lower capital ratios than peer group institutions, regulatory concerns regarding management, controls, assets, operations or other factors, can all potentially result in practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends, or to continue to conduct existing activities. The OCC, moreover, has been applying certain heightened risk management and governance expectations in its supervision of PNC Bank, N.A. and other large national banks and recently proposed incorporating these expectations into the agency’s safety and soundness guidelines established under section 39 of the Federal Deposit Insurance Act (FDI Act) (12 U.S.C. 1831p-1). If the OCC determines that a national bank is not in compliance with these or other guidelines established under section 39 of the FDI Act, the OCC may require the bank to submit a corrective action plan and may initiate enforcement action against the bank if an acceptable plan is not submitted or the bank fails to comply with an approved plan.

The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank or thrift, to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of any bank or thrift, or to merge or consolidate with any other bank holding company or thrift holding company. The BHC Act enumerates the factors the Federal Reserve must consider when reviewing the merger of bank holding companies, the

The PNC Financial Services Group, Inc. – Form 10-K 9

acquisition of banks, or the acquisition of voting securities of a bank or bank holding company. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on financial stability of the United States; the organizations’ compliance with anti-money laundering laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the insured depository institutions involved in the transaction. In cases involving interstate bank acquisitions, the Federal Reserve also must consider the concentration of deposits nationwide and in certain individual states. OCC prior approval is required for PNC Bank, N.A. to acquire another insured bank or thrift by merger. In deciding whether to approve such a transaction, the OCC is required to consider factors similar to those that must be considered by the Federal Reserve. Our ability to grow through acquisitions could be limited by these approval requirements.

At December 31, 2013, PNC Bank, N.A. was rated “Outstanding” with respect to CRA.

Because of PNC’s ownership interest in BlackRock, BlackRock is subject to the supervision and regulation of the Federal Reserve.

FDIC Insurance. PNC Bank, N.A. is insured by the FDIC and subject to premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank as FDIC deposit insurance premiums are “risk based.” Therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account, among other things, weaknesses that are found by the primary banking regulator through its examination and supervision of the bank and the bank’s holdings of assets classified as higher risk by the FDIC. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category. The methodology for the deposit insurance base calculation currently uses average assets less Tier 1 capital.

Resolution Planning. Dodd-Frank requires bank holding companies that have $50 billion or more in assets, such as PNC, to periodically submit to the Federal Reserve and the FDIC a resolution plan that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on a covered bank holding company, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S.

Bankruptcy Code (or other applicable resolution framework), and additionally could require the company to divest assets or take other actions if the company did not submit an acceptable resolution plan within two years after any such restrictions were imposed. The FDIC also has adopted a rule that requires large insured depository institutions, including PNC Bank, N.A., to periodically submit a resolution plan to the FDIC that includes, among other things, an analysis of how the institution could be resolved under the FDI Act in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. Depending on how the agencies conduct their review of the resolution plans submitted by PNC and PNC Bank, N.A., these requirements could affect the ways in which PNC structures and conducts its business and result in higher compliance and operating costs. PNC and PNC Bank, N.A. submitted their first resolution plans under these rules in December 2013.

CFPB Regulation and Supervision. As noted above, Dodd-Frank gives the CFPB authority to examine PNC and PNC Bank, N.A. for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to credit card, deposit, mortgage and other consumer financial products and services we offer. In addition, Dodd-Frank gives the CFPB broad authority to take corrective action against PNC Bank, N.A. and PNC as it deems appropriate. The CFPB also has powers that it was assigned in Dodd-Frank to issue regulations and take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive. The agency also has authority to impose new disclosure requirements for any consumer financial product or service. These authorities are in addition to the authority the CFPB assumed on July 21, 2011 under existing consumer financial law governing the provision of consumer financial products and services. The CFPB has concentrated much of its initial rulemaking efforts on a variety of mortgage related topics required under Dodd-Frank, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages.

In January 2014, new rules issued by the CFPB for mortgage origination and mortgage servicing became effective. The rules require lenders to conduct a reasonable and good faith determination at or before consummation of a residential mortgage loan that the borrower will have a reasonable ability to repay the loan. The regulations also define criteria for making Qualified Mortgages which entitle the lender and any assignee to either a conclusive or rebuttable presumption of compliance with the ability to repay rule. The new mortgage servicing rules include new standards for notices to consumers, loss mitigation procedures, and consumer requests for information. Both the origination and servicing rules create new private rights of action for consumers in the event of certain violations. In addition to the exercise of its rulemaking

10 The PNC Financial Services Group, Inc. – Form 10-K

authority, the CFPB is continuing its ongoing examination and supervisory activities with respect to a number of consumer businesses and products.

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

Over the past several years, the SEC and other regulatory agencies have increased their focus on the mutual fund and broker-dealer industries. Congress and the SEC have adopted regulatory reforms and are considering additional reforms that have increased, and are likely to continue to increase, the extent of regulation of the mutual fund and broker-dealer industries and impose additional compliance obligations and costs on our subsidiaries involved with those industries. Under provisions of the federal securities laws applicable to broker-dealers, investment advisers and registered investment companies and their service providers, a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability to expeditiously issue new securities into the capital markets. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

Title VII of Dodd-Frank imposes new comprehensive and significant regulations on the activities of financial institutions that are active in the U.S. over-the-counter (“OTC”) derivatives and foreign exchange markets. Title VII was enacted to (i) address systemic risk issues, (ii) bring greater transparency to the derivatives markets, (iii) provide enhanced disclosures and protection to customers, and (iv) promote market integrity. Among other things, Title VII: (i) requires the registration of both “swap dealers” and “major swap participants” with one or both of the CFTC (in the case of non security-based swaps) and the SEC (in the case of security-based swaps); (ii) requires that most standardized swaps be centrally cleared through a regulated clearing house and traded on a centralized exchange or swap execution facility; (iii) subjects swap dealers and major swap participants to capital and margin requirements in excess of historical practice; (iv) subjects swap dealers and major swap participants to comprehensive new recordkeeping and real-time public reporting requirements; (v) subjects swap dealers and major swap participants to new business conduct requirements, including the provision of daily marks to counterparties and disclosing to counterparties (pre-execution) the material risks, material incentives, and any conflicts of interest associated with their swap; and (vi) imposes special duties on swap dealers and major swap participants when transacting a swap with a “special entity” (e.g., governmental agency (federal, state or local) or political subdivision thereof, pension plan or endowment).

Based on the definition of a “swap dealer” under Title VII, PNC Bank, N.A. registered with the CFTC as a swap dealer on January 31, 2013. As a result thereof, PNC Bank, N.A. is subject to the regulations and requirements imposed on registered swap dealers, and the CFTC will have a meaningful supervisory role with respect to PNC Bank, N.A.’s derivatives and foreign exchange businesses. Because of the limited volume of our security-based swap activities, PNC Bank, N.A. has not registered with the SEC as a security-based swap dealer. The regulations and requirements applicable to swap dealers will collectively impose implementation and ongoing compliance burdens on PNC Bank, N.A. and will introduce additional legal risks (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action).

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

BlackRock has subsidiaries in securities and related businesses subject to SEC, other governmental agencies, state, local and FINRA regulation, and a federally chartered nondepository trust company subsidiary subject to supervision

The PNC Financial Services Group, Inc. – Form 10-K 11

and regulation by the OCC. For additional information about the regulation of BlackRock by these agencies and otherwise, we refer you to the discussion under the “Regulation” section of Item 1 Business in BlackRock’s most recent Annual Report on Form 10-K, which may be obtained electronically at the SEC’s website at www.sec.gov.

COMPETITION

We are subject to intense competition from various financial institutions and from non-bank entities that can offer a number of similar products and services without being subject to bank regulatory supervision and restrictions.

In making loans, PNC Bank, N.A. competes with traditional banking institutions as well as consumer finance companies, leasing companies and other non-bank lenders, and institutional investors including collateralized loan obligation (CLO) managers, hedge funds, mutual fund complexes and private equity firms. Loan pricing, structure and credit standards are extremely important in the current environment as we seek to achieve appropriate risk-adjusted returns. Traditional deposit-taking activities are also subject to pricing pressures and to customer migration as a result of intense competition for consumer deposits and investments.

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

We include here by reference the additional information regarding competition and factors affecting our competitive position included in the Item 1A Risk Factors section of this Report.

EMPLOYEES

Employees totaled 54,433 at December 31, 2013. This total includes 49,921 full-time and 4,512 part-time employees, of which 22,226 full-time and 4,030 part-time employees were employed by our Retail Banking business.

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

The SEC also maintains an internet website that contains reports, including exhibits, proxy and information statements, and other information about issuers, like us, who file electronically with the SEC. The address of that site is www.sec.gov. You can also inspect reports, proxy statements and other information about us at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

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

Information about our Board of Directors and its committees and corporate governance at PNC is available on PNC’s corporate website at www.pnc.com/corporategovernance. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a

12 The PNC Financial Services Group, Inc. – Form 10-K

provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, Personnel and Compensation, or Risk Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to PNC’s Corporate Secretary at corporate headquarters at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707. Copies will be provided without charge to shareholders.

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PNC.”

INTERNET INFORMATION

The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About PNC – Investor Relations,” such as Investor Events, Quarterly Earnings, SEC Filings, Financial Information, Financial Press Releases, Regulatory Disclosures and Message from the CEO. Under “Investor Relations,” we will from time to time post information that we believe may be important or useful to investors. We use our Twitter account, @pncnews, as an additional way of disseminating public information from time to time to investors. We generally post the following on our corporate website shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and replay audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information.

Starting in 2013, PNC is required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under a supervisory hypothetical severely adverse economic scenarios in March of each year and under a PNC-developed hypothetical severely adverse economic scenario in September of each year, as well as information concerning its capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. PNC also is required to make certain market risk-related public disclosures under the Federal banking agencies’ final market risk capital rule that became effective on January 1, 2013 and implements the enhancements to the market risk framework adopted by the Basel Committee (commonly referred to as “Basel II.5”). In addition, pursuant to regulations adopted by the Federal Reserve and the OCC, PNC will be required to make additional regulatory capital-related disclosures beginning in 2015. Under these regulations, PNC may be able to satisfy at least a portion of these requirements through postings on its website, and PNC has done so and expects to continue to do so without also providing disclosure of this information through filings with the Securities and Exchange Commission.

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

ITEM 1A – RISK FACTORS

We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. Thus, we encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks.

Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include, but are not limited to, credit risk, market risk, liquidity risk, operational risk, model risk, technology, compliance and legal risk, and strategic and reputation risk. We discuss our principal risk management processes and, in appropriate places, related historical performance in the Risk Management section included in Item 7 of this Report.

The following are the key risk factors that affect us. Any one or more of these risk factors could have a material adverse impact on our business, financial condition, results of operations or cash flows, in addition to presenting other possible adverse consequences, including those described below. These risk factors and other risks are also discussed further in other sections of this Report.

Difficult economic conditions or volatility in the financial markets would likely have an adverse effect on our business, financial position and results of operations.

As a financial services company, PNC’s business and overall financial performance are vulnerable to the impact of poor or

The PNC Financial Services Group, Inc. – Form 10-K 13

weak economic conditions, particularly in the United States but also to some extent in the global economy. The extreme recessionary conditions that began in 2007 and ended in 2009 had a negative financial impact across the financial services industry, including on PNC. Such severe economic conditions can lead to turmoil and volatility in financial markets, which can increase the adverse impact on financial institutions such as PNC. A return to recessionary economic conditions in the United States would likely adversely affect PNC, its business and financial performance, perhaps in ways more detrimental than the effects of the last recession.

The economic recovery from the last recession continued in 2013, but at a pace below trend for other recent recoveries from recessions. Job growth has not yet been sufficient to significantly reduce high unemployment in the United States. Consumer and business confidence is improving but remains in the cautious zone.

Although Congress and the President reached agreement on a budget and on the U.S. government’s debt ceiling in early 2014, significant long-term issues remain with respect to federal budgetary and spending matters, and these current resolutions only have temporary effect. For example, the new budget only covers the period through the end of September 2014. Uncertainty resulting from these issues and the recent difficulties in resolving these types of matters could contribute to slower economic growth. Another period where the Congress and the President cannot reach resolution of key federal budgetary and spending matters, leading to events such as actual or threatened government shutdowns or defaults, could adversely affect the U.S. economy. In recent years, a downgrade in the ratings for U.S. Treasury securities by a credit rating agency, an extended government shutdown, and substantial spending cuts through sequestration have resulted from government stalemate on budgetary issues.

The global recession and disruption of the financial markets led to concerns over the solvency of certain European countries, affecting these countries’ capital markets access and in some cases sovereign credit ratings, as well as market perception of financial institutions that have significant direct or indirect exposure to these countries. These concerns continue even as the global economy is recovering. If measures to address sovereign debt and financial sector problems in Europe are inadequate, they may result in a delayed economic recovery, the exit of one or more member states from the Eurozone, or more severe economic and financial conditions. If realized, these risk scenarios could contribute to severe financial market stress or a global recession, likely affecting the economy and capital markets in the United States as well.

Other Risk Factors, presented below, address specific ways in which we may be adversely impacted by economic conditions.

Our business and financial results are subject to risks associated with the creditworthiness of our customers and counterparties.

Credit risk is inherent in the financial services business and results from, among other things, extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks, particularly given the high percentage of our assets represented directly or indirectly by loans, and the importance of lending to our overall business. We manage credit risk by assessing and monitoring the creditworthiness of our customers and counterparties and by diversifying our loan portfolio. Many factors impact credit risk.

A borrower’s ability to repay a loan can be adversely affected by individual factors, such as business performance, job losses or health issues. A weak or deteriorating economy and changes in the United States or global markets also could adversely impact the ability of our borrowers to repay outstanding loans. Any decrease in our borrowers’ ability to repay loans would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale.

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

Despite maintaining a diversified loan portfolio, in the ordinary course of business, we may have concentrated credit exposure to a particular person or entity, industry, region or counterparty. Events adversely affecting specific customers, industries, regions or markets, a decrease in the credit quality of a customer base or an adverse change in the risk profile of a market, industry, or group of customers could adversely affect us.

Our credit risk may be exacerbated when collateral held by us to secure obligations to us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due us.

In part due to improvement in economic conditions, as well as actions taken by PNC to manage its portfolio, PNC’s provision for credit losses has declined substantially every year since the end of the recent recession. If we were to once again experience higher levels of provision for credit losses, it could result in lower levels of net income.

14 The PNC Financial Services Group, Inc. – Form 10-K

Our business and financial performance is impacted significantly by market interest rates and movements in those rates. The monetary, tax and other policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance over which we have no control and which we may not be able to predict adequately.

As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve, or in spreads between different market interest rates can have a material effect on our business, our profitability and the value of our financial assets and liabilities. For example:

•

Changes in interest rates or interest rate spreads can affect the difference between the interest that we earn on assets and the interest that we pay on liabilities, which impacts our overall net interest income and profitability.

•	Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, and can, in turn, affect our loss rates on those assets.
•	Such changes may decrease the demand for interest rate-based products and services, including loans and deposit accounts.
•	Such changes can also affect our ability to hedge various forms of market and interest rate risk and may decrease the effectiveness of those hedges in helping to manage such risks.
•	Movements in interest rates also affect mortgage prepayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking companies such as PNC. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits and can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Both due to the impact on rates and by controlling access to direct funding from the Federal Reserve Banks, the Federal Reserve’s policies also influence, to a significant extent, our cost of funding. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effects that they may have on our activities and financial results. The continuation of the current very low interest rate environment, which is expected to continue at least through mid-year 2015 based on statements by the Chairman of the Federal Reserve, could affect consumer and business behavior in ways that are adverse to us and could also hamper our ability to increase our net interest income.

Recently, the British Bankers’ Association (BBA) took steps to change the process for determining LIBOR. The method for determining how LIBOR is formulated and its use in the market may change, including, but not limited to, reducing the currencies and tenors for which LIBOR is calculated and requiring banks to provide LIBOR submissions based on actual transaction data. It is uncertain what changes, if any, will be required in the method for determining LIBOR and the impact such changes will have on our LIBOR-linked debt or preferred securities, or any of our loans, derivatives or other financial assets or obligations.

Our business and financial performance are vulnerable to the impact of changes in the values of financial assets.

As a financial institution, a substantial majority of PNC’s assets and liabilities are financial in nature (items such as loans, securities, servicing rights, deposits and borrowings). Such assets and liabilities will fluctuate in value, often significantly, due to movements in the financial markets or market volatility as well as developments specific to the asset or liability in question.

Credit-based assets and liabilities will fluctuate in value due to changes in the perceived creditworthiness of the borrowers and also due to changes in market interest rates. A lessening of confidence in the creditworthiness of the United States or other governments whose securities we hold could impact the value of those holdings. Changes in loan prepayment speeds, usually based on fluctuations in market interest rates, could adversely impact the value of our mortgage servicing rights. The financial strength of counterparties, with whom we have hedged some of our exposure to certain types of assets, could affect the value of such transactions and assets. Additionally, the underlying value of an asset under lease may decrease due to supply and demand for the asset or the condition of the asset at the end of the lease. This could cause our recorded lease value to decline.

In many cases, PNC marks its assets and liabilities to market on its financial statements, either through its Net income and Retained earnings or through adjustments to Accumulated other comprehensive income on its balance sheet. We may need to record losses in value of financial assets even where our expectation of realizing the face value of the underlying instrument has not changed.

In addition, asset management revenue is primarily based on a percentage of the value of the assets being managed and thus is impacted by general changes in market valuations. Thus, although we are not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related fee income.

The PNC Financial Services Group, Inc. – Form 10-K 15

Our business and financial performance are dependent on our ability to attract and retain customers for our products and services, which may be negatively impacted by lack of consumer and business economic confidence as well as our actions, including our ability to anticipate and satisfy customer demands for products and services.

As a financial institution, our performance is subject to risks associated with the loss of customer confidence and demand. Economic and market developments, in the United States, Europe or elsewhere, may affect consumer and business confidence levels. If customers lose confidence due to a weak or deteriorating economy or uncertainty surrounding the future of the economy, the demand for our products and services could suffer.

We may also fail to attract or retain customers if we are unable to develop and market products and services that meet evolving customer needs or demands or if we are unable to deliver them effectively to our customers, particularly to the extent that our competitors are able to do so.

News or other publicity that impairs our reputation, or the reputation of our industry generally also could cause a loss of customers.

If we fail to attract and retain customers, demand for our loans and other financial products could decrease, we could experience adverse changes in payment patterns and consumers may not seek investments with us. We could lose interest income from a decline in credit usage and fee income from a decline in investments and other transactions. PNC’s customers could remove money from checking and savings accounts and other types of deposit accounts in favor of other banks or other types of investment products. Deposits are a low cost source of funds. Therefore, losing deposits could increase our funding costs and reduce our net interest income.

For several years, the United States has been in a very low interest rate environment. This situation has decreased the attractiveness of alternatives to bank checking and savings accounts, some of which historically have provided higher yields but may lack deposit insurance and some of the convenience associated with more traditional banking products. If interest rates were to rise significantly, customers may be less willing to maintain balances in non-interest bearing or low interest bank accounts, which could result in a loss of deposits or a relatively higher cost of funds to PNC. This could also result in a loss of fee income.

In our asset management business, investment performance is an important factor influencing the level of assets that we manage. Poor investment performance could impair revenue and growth as existing clients might withdraw funds in favor of better performing products. Additionally, the ability to attract funds from existing and new clients might diminish. Overall economic conditions may limit the amount that customers are able or willing to invest as well as the value of the assets they do invest. The failure or negative performance of products of other financial institutions could lead to a loss of confidence in similar products offered by us without regard to the performance of our products. Such a negative contagion could lead to withdrawals, redemptions and liquidity issues in such products and have a material adverse impact on our assets under management and asset management revenues and earnings.

As a regulated financial services firm, we are subject to numerous governmental regulations, and the financial services industry as a whole is subject to significant regulatory reform initiatives in the United States and elsewhere.

PNC is a bank holding company and a financial holding company and is subject to numerous governmental regulations involving both its business and organization.

Our businesses are subject to regulation by multiple banking, consumer protection and securities regulatory bodies. Applicable laws and regulations restrict our ability to repurchase stock or to receive dividends from subsidiaries that operate in the banking and securities businesses and impose capital adequacy requirements. PNC’s ability to service its obligations and pay dividends to shareholders is largely dependent on the receipt of dividends and advances from its subsidiaries, primarily PNC Bank, N.A. The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require PNC to commit resources to PNC Bank, N.A. when doing so is not otherwise in the interests of PNC or its shareholders or creditors.

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

Starting shortly after the beginning of the financial crisis in 2007, we have faced, and expect to continue to face for the foreseeable future, increased regulation of the financial services industry as a result of initiatives intended to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, and consumer and investor protection. We also expect, in many cases, more intense scrutiny from bank and consumer protection supervisors in the examination process and more aggressive enforcement of laws and regulations on both the federal and state levels. Compliance with regulations and other supervisory initiatives will likely increase the company’s costs and reduce its revenue, and may limit the company’s ability to pursue certain desirable business

16 The PNC Financial Services Group, Inc. – Form 10-K

opportunities. New reforms will also introduce additional legal risk (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action), affect regulatory oversight, holding company capital requirements, and residential mortgage products. The consequences of noncompliance with applicable laws and regulations can include substantial monetary and nonmonetary sanctions as well as damage to our reputation and businesses.

A number of reform provisions are likely to significantly impact the ways in which banks and bank holding companies, including PNC, do business. Some of the reform initiatives have led to the formation of new regulatory bodies, such as the Consumer Financial Protection Bureau (CFPB), which has authority to regulate consumer financial products and services sold by banks and non-bank companies and to supervise banks with assets of more than $10 billion and their affiliates for compliance with Federal consumer protection laws. Other agencies have significant new powers relevant to PNC, such as the authority now held by the Commodity Futures Trading Commission (CFTC) to regulate non security-based swaps, which, among other things, led PNC Bank, N.A. to register with the CFTC as a swap dealer in early 2013.

See Supervision and Regulation in Item 1 of this Report for more information concerning the regulation of PNC and recent initiatives to reform financial institution regulation, including some of the matters discussed in this Risk Factor. Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report also discusses some of the regulation applicable to PNC.

The following describes the key risks associated with some of the initiatives recently undertaken as part of the regulatory reform initiatives affecting the financial services industry, either where pending rules have not yet been finalized or where the impact of new rules has not been substantially realized.

•

In December 2013, the U.S. banking agencies, the SEC and the CFTC adopted regulations implementing the Volcker Rule provisions of Dodd-Frank. The Volcker Rule prohibits banks and their affiliates from engaging in some types of proprietary trading and restricts the ability of banks and their affiliates to sponsor, invest in or have specified other financial relationships with certain types of private funds (referred to as covered funds). We discuss the Volcker Rule in the Supervision and Regulation section included in Item 1 of this Report. PNC discontinued its designated proprietary trading operations several years ago. While we continue to assess the implications of the final regulations, we currently do not expect the proprietary trading aspects of the final regulations to have a material effect on PNC’s businesses or revenue. Nevertheless, the Volcker Rule regulations place limits and conditions on many types of permissible trading activities, including transactions conducted for purposes of hedging, liquidity management, underwriting or to facilitate customer transactions. These limits and restrictions could cause PNC to forego engaging in hedging or other transactions that it would otherwise undertake in the ordinary course of business and, thus, to some extent, may limit the ability of PNC to most effectively hedge its risks, manage its balance sheet or provide products or services to its customers.

•

In addition, as of December 31, 2013, PNC held interests in private equity and hedge funds that appear to be covered funds subject to the Volcker Rule regulations totaling approximately $806 million, including three sponsored funds with total invested capital of approximately $317 million. Certain of PNC’s REIT Preferred Securities also were issued by statutory trusts that, as currently structured, are considered covered funds. PNC will need to sell, restructure, or otherwise conform substantially all of these investments and cease sponsoring covered funds by July 21, 2015, although this compliance date may be extended, potentially for several years, with the approval of the Federal Reserve. Moreover, it is likely that at least some of the amounts invested in these funds will reduce over time in the ordinary course before compliance is required. A forced sale or restructuring of PNC’s investments due to the Volcker Rule would likely result in PNC receiving less value than it would otherwise have received or experiencing other adverse consequences. As of December 31, 2013, PNC also held approximately $2.4 billion of senior debt interests in collateralized loan obligation (CLO) funds that may be considered covered funds. At December 31, 2013, the unrealized loss associated with the aforementioned CLO funds was approximately $14 million. The agencies are currently reviewing the treatment of CLO funds under the final regulations.

•

On February 18, 2014, the Federal Reserve issued final rules that establish new enhanced prudential standards relating to liquidity risk and overall risk management for bank holding companies (like PNC) that have $50 billion or more in consolidated total assets. These rules also implement the provisions of Dodd-Frank that require the Federal Reserve to impose a maximum 15-to-1 debt to equity ratio on a bank holding company if the FSOC determines that the company poses a grave threat to the financial stability of the United States and that the imposition of such a debt-to-equity requirement would mitigate such risk. The Federal Reserve, however, continues to develop the other enhanced prudential standards that are required under Dodd-Frank for bank holding companies with $50 billion or more in consolidated total assets, including the counterparty credit exposure limits and early remediation requirements that were

The PNC Financial Services Group, Inc. – Form 10-K 17

the subject of proposed rules issued in December 2011. Under these proposed rules, PNC could be subject to increasingly stringent actions by the Federal Reserve if its financial condition or risk management deteriorated as reflected by the company’s current or projected post-stress capital levels, compliance with supervisory liquidity and risk management standards and, in some instances, market-based indicators, such as credit default swap spreads. In addition, the Federal Reserve has indicated that it intends to continue to develop the set of enhanced prudential standards that apply to large bank holding companies in order to further promote the resiliency of such firms and the U.S. financial system. Until the Federal Reserve’s rules and initiatives to establish these enhanced prudential standards are completed, we are unable to fully estimate their impact on PNC, although we expect these initiatives will result in increased compliance costs.

•

Regulatory agencies have proposed rules to implement the Dodd-Frank provisions requiring retention of credit risk by certain securitization participants through holding interests in the securitization vehicles, but the rules are not yet finalized or effective. As a result, the ultimate impact of these Dodd-Frank provisions on PNC remains unpredictable. That impact on PNC could be direct, by requiring PNC to hold interests in a securitization vehicle or other assets that represent a portion of the credit risk of the assets held by the securitization vehicle, or indirect, by impacting markets in which PNC participates and increasing the costs associated with loan origination. Since the beginning of the financial crisis, there has been and continues to be substantially less private (that is, non-government backed) securitization activity than had previously been the case. It is unclear at present whether and to what extent the private securitization markets will rebound. If the markets for private securitizations rebound and PNC decides to increase its participation in those markets, we would likely be required under the regulations to retain more risk than would otherwise have been the case, and as a result could be required to consolidate certain securitization vehicles on our balance sheet, with currently an uncertain financial impact.

On the indirect impact side, PNC originates loans of a variety of types, including residential and commercial mortgages, credit card, auto, and student, that historically have commonly been securitized, and PNC is also a significant servicer of residential and commercial mortgages held by others, including securitization vehicles. PNC anticipates that the risk retention requirements will impact the market for loans of types that historically have been securitized, potentially affecting the volumes of loans securitized, the types of loan products made available, the terms on which loans are offered, consumer and business demand for loans, and the need for third-party loan servicers. It should be noted that the risk retention rules themselves could have the effect of slowing the rebound in the securitization markets. One effect of having substantially reduced opportunities to securitize loans would likely be a reduction in the willingness of banks, including PNC, to make loans due to balance sheet management requirements. Any of these potential impacts of the Dodd-Frank risk retention rules could affect the way in which PNC conducts its business, including its product offerings.

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

We are subject to the regulatory capital requirements established by the Federal Reserve and the OCC. These requirements are currently undergoing significant changes as a result of the final rules adopted by the U.S. banking agencies in July 2013 to implement the new international guidelines for determining regulatory capital established by the Basel Committee on Bank Supervision (“BCBS”) known as “Basel III,” as well as to implement certain provisions of the Dodd-Frank Act. Significant parts of these rules became effective for PNC on January 1, 2014, while other aspects will become effective on January 1, 2015 or thereafter.

In November 2013, the U.S. banking agencies also requested comment on proposed rules that would implement the liquidity coverage ratio (LCR), a new, short-term quantitative liquidity requirement included in the BCBS Basel III framework. The proposal would require PNC and PNC Bank, N.A. to maintain an amount of qualifying high-quality liquid assets sufficient to cover the entity’s projected net cash outflows over a 30-day stress period using inflow, outflow and maturity assumptions included in the rule. Under the proposal, the LCR would become effective and begin to be phased-in on January 1, 2015, with the standard being fully implemented on January 1, 2017. The comment period on the proposed rules ended on January 31, 2014, and final rules have not yet been issued. Although the impact of the LCR on PNC will not be fully known until the rules are final, PNC has taken several actions to prepare for implementation of the LCR, and we expect to be in compliance with the rules when they become effective. In February 2014, the Federal Reserve also adopted new liquidity risk management requirements for bank holding companies with $50 billion or more in consolidated total

18 The PNC Financial Services Group, Inc. – Form 10-K

assets (like PNC), which become effective on January 1, 2015. We discuss these new capital requirements and liquidity standards in the Supervision and Regulation section included in Item 1 of this Report.

The U.S. banking agencies also have proposed, or are considering, additional rules that would require certain U.S. banking organizations to maintain a supplemental leverage ratio in excess of the level required by the July 2013 rules, to hold additional capital to the extent the organizations engage in certain activities deemed to present special risks (such as relying on short-term wholesale funding), or to maintain a certain aggregate level of capital and long-term unsecured debt to facilitate a resolution of the institution. In January 2014, the BCBS also requested comment on another liquidity component of the international Basel III framework, the net stable funding ratio, which is designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities.

The need to maintain more and higher quality capital, as well as greater liquidity, going forward than historically has been required could limit PNC’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in PNC taking steps to increase its capital that may be dilutive to shareholders or being limited in its ability to pay dividends or otherwise return capital to shareholders, or selling or refraining from acquiring assets, the capital requirements for which are inconsistent with the assets’ underlying risks. In addition, the new liquidity standards likely will require PNC to increase its holdings of highly liquid short-term investments, thereby reducing PNC’s ability to invest in longer-term or less liquid assets even if more desirable from a balance sheet or interest rate risk management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions. Moreover, until the scope and terms of pending or future rulemakings relating to capital, liquidity, or liability composition are known, the extent to which such rules may apply to PNC and the potential impact of such rules on PNC will remain uncertain.

We depend on information systems, both internally and through third-parties, to conduct our business and could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, those systems.

As a large financial company, we handle a substantial volume of customer and other financial transactions virtually on a continuous basis. As a result, we rely heavily on information systems to conduct our business and to process, record, and monitor our transactions. In recent years, PNC has increased substantially in size, scope and complexity. We have also seen more customer usage of technological solutions for financial needs and higher expectations of customers and regulators regarding effective and safe systems operation. The need to ensure proper functioning of these systems has become more challenging, and the costs involved in that effort are greater than ever.

The risks to these systems result from a variety of factors, both internal and external. In some cases, these factors are largely outside of our control, including the potential for bad acts on the part of hackers, criminals, employees and others. In other cases, our systems could fail to operate as needed due to factors such as design or performance issues, human error, unexpected transaction volumes, or inadequate measures to protect against unauthorized access. We are also at risk for the impact of natural or other disasters, terrorism, international hostilities and the like on our systems or for the effect of outages or other failures involving power or communications systems operated by others. In addition, we face a variety of types of cyber attacks, some of which are discussed in more detail below. Cyber attacks often include efforts to disrupt our ability to provide services or to gain access to confidential company and customer information.

We rely on other companies for the provision of a broad range of products and services. Many of these products and services include information systems themselves or involve the use of such systems in connection with providing the products or services. In some cases, these other companies provide the infrastructure that supports electronic communications. These other companies are generally subject to many of the same risks we face with respect to our systems. To the extent we rely on these other companies, we could be adversely affected if they are impacted by system failures or cyber attacks.

All of these types of events, whether resulting from cyber attacks or other internal or external sources, expose customer and other confidential information to security risks. They also could disrupt our ability to use our accounting, deposit, loan and other systems and could cause errors in transactions with customers, vendors or other counterparties.

In addition, our customers often use their own devices, such as computers, smartphones and tablets, to do business with us. We have limited ability to assure the safety and security of our customers’ transactions with us to the extent they are utilizing their own devices.

We are faced with ongoing efforts by others to breach data security at financial institutions or with respect to financial transactions. Some of these involve efforts to enter our systems directly by going through or around our security protections. Others involve the use of schemes such as “phishing” to gain access to identifying customer information, often from customers themselves. Most corporate and commercial transactions are now handled electronically, and our retail customers increasingly use online access and mobile devices to bank with us. The ability to conduct business with

The PNC Financial Services Group, Inc. – Form 10-K 19

us in this manner depends on secure transmission of confidential information, which increases the risk of data security breaches.

Starting in late 2012, there have been several well-publicized series of apparently related denial of service attacks on large financial services companies, including PNC. In a denial of service attack, individuals or organizations flood commercial websites with extraordinarily high volumes of traffic, with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. The attacks against PNC have resulted in temporary disruptions in customers’ ability to access the corporate website and to perform on-line banking transactions. To date, no customer data has been lost or compromised and these efforts have not had a material impact on PNC. We cannot, however, provide assurance that future attacks of this type might not have a greater effect on PNC.

As our customers regularly use PNC-issued credit and debit cards to pay for transactions with retailers and other businesses, there is the risk of data security breaches at those other businesses covering PNC account information. When our customers use PNC-issued cards to make purchases from those businesses, card account information is provided to the business. If the business’s systems that process or store card account information are subject to a data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. PNC may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts. In addition, PNC provides card transaction processing services to some merchant customers under agreements we have with payment networks such as Visa and MasterCard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach.

In late 2013, several large retailers, including most prominently Target, disclosed that they have suffered substantial data security breaches compromising millions of card accounts. To date, PNC’s losses and costs related to these breaches have not been material, but other similar events in the future could be more significant to PNC.

Methods used by others to attack information systems change frequently (with generally increasing sophistication), often are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world. As a result, we may be unable to address these methods in advance of attacks, including by implementing adequate preventive measures.

We have policies, procedures and systems (including business continuity programs) designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems. We design our business continuity and other information and technology risk management programs to manage our capabilities to provide services in the case of an event resulting in material disruptions of business activities affecting our employees, facilities, technology or suppliers. We regularly seek to test the effectiveness of and enhance these policies, procedures and systems.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our business continuity planning and our ability to anticipate the timing and nature of any such event that occurs. The adverse impact of natural and other disasters, terrorist activities, international hostilities and the like could be increased to the extent that there is a lack of preparedness on the part of national or regional governments, including emergency responders, or on the part of other organizations and businesses with which we deal, particularly those on which we depend but have no control over.

In recent years, we have incurred significant expense towards improving the reliability of our systems and their security from attack. Nonetheless, there remains the risk that an adverse event might occur. If one does occur, we might not be able to fix it timely or adequately. To the extent that the risk relates to products or services provided by others, we seek to engage in due diligence and monitoring to limit the risk, but here too we cannot eliminate it. Should an adverse event affecting another company’s systems occur, we may not have indemnification or other protection from the other company sufficient to compensate us or otherwise protect us from the consequences.

The occurrence of any failure, interruption or security breach of any of our information or communications systems, or the systems of other companies on which we rely, could result in a wide variety of adverse consequences to PNC. This risk is greater if the issue is widespread or results in financial losses to our customers. Possible adverse consequences include damage to our reputation or a loss of customer business. We also could face litigation or additional regulatory scrutiny. Litigation or regulatory actions in turn could lead to liability or other sanctions, including fines and penalties or reimbursement of customers adversely affected by a systems problem or security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other large financial institutions could lead to a general loss of customer confidence in financial institutions including PNC. Also, systems problems, including those resulting from third party attacks, whether at PNC or at our competitors, would likely increase regulatory and customer concerns regarding the functioning, safety and security of such systems generally. In that case, we would expect to incur even higher levels of costs with respect to prevention and mitigation of these risks.

20 The PNC Financial Services Group, Inc. – Form 10-K

We continually encounter technological change and we could falter in our ability to remain competitive in this arena.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. We have been investing in technology and connectivity to automate functions previously performed manually, to facilitate the ability of customers to engage in financial transactions, and otherwise to enhance the customer experience with respect to our products and services. On the retail side, this has included developments such as more sophisticated ATMs and expanded access to banking transactions through the internet, smart phones, tablets and other remote devices. These efforts have all been in response to actual and anticipated customer behavior and expectations. Our continued success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands and create efficiencies in our operations. A failure to maintain or enhance our competitive position with respect to technology, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not rolled out in a timely manner, may cause us to lose market share or incur additional expense.

There are risks resulting from the extensive use of models in our business.

PNC relies on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, and calculating economic and regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of that information. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient. See the Model Risk Management portion of the Risk Management section included in Item 7 of this Report.

Our asset and liability valuations and the determination of the amount of loss allowances and impairments taken on our assets are highly subjective, and inaccurate estimates could materially impact our results of operations or financial position.

We must use estimates, assumptions, and judgments when assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Changes in underlying factors or assumptions in any of the areas underlying our estimates could materially impact our future financial condition and results of operations. During periods of market disruption, it may be more difficult to value certain of our assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were historically in active markets with significant observable data that rapidly become illiquid due to market volatility, a loss in market confidence or other factors. Further, rapidly changing and unprecedented market conditions in any particular market could materially impact the valuation of assets as reported within our consolidated financial statements.

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

The PNC Financial Services Group, Inc. – Form 10-K 21

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

We discuss further the unpredictability of legal proceedings and describe certain of our pending legal proceedings in Note 23 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

There is a continuing risk of incurring costs related to further remedial and related efforts required by consent orders and related to repurchase requests arising out of either the foreclosure process or origination issues. Reputational damage arising out of this industry-wide inquiry could also have an adverse effect upon our existing mortgage and home equity loan business and could reduce future business opportunities. Investors in mortgage loans and other assets that we sell are more likely to seek indemnification from us against losses or otherwise seek to have us share in such losses.

The CFPB has issued new rules for mortgage origination and mortgage servicing. Both the origination and servicing rules create new private rights of action for consumers against lenders and servicers like PNC in the event of certain violations. For additional information concerning the mortgage rules, see Supervision and Regulation in Item 1 of this Report.

Additionally, each GSE is currently in conservatorship, with its primary regulator acting as a conservator. We cannot predict when or if the conservatorships will end or whether, as a result of legislative or regulatory action, there will be any associated changes to the structure of the GSEs or the housing finance industry more generally, including, but not limited to, changes to the relationship among the GSEs, the government and the private markets. The effects of any such reform on our business and financial results are uncertain.

Our regional concentrations make us at risk to adverse economic conditions in our primary retail banking footprint.

Our retail banking business is primarily concentrated within our retail branch network footprint. Although our other businesses are national in scope, to a lesser extent these other businesses also have a greater presence within these primary geographic markets. Thus, we are particularly vulnerable to adverse changes in economic conditions in the Mid-Atlantic, Midwest, and Southeast regions.

We grow our business in part by acquiring other financial services companies or assets from time to time, and these acquisitions present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.

Acquisitions of other financial services companies, financial services assets and related deposits and other liabilities present risks and uncertainties to PNC in addition to those presented by the nature of the business acquired.

In general, acquisitions may be substantially more expensive or take longer to complete than anticipated (including

22 The PNC Financial Services Group, Inc. – Form 10-K

unanticipated costs incurred in connection with the integration of the acquired company). Anticipated benefits (including anticipated cost savings and strategic gains) may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

Our ability to achieve anticipated results from acquisitions is often dependent also on the extent of credit losses in the acquired loan portfolios and the extent of deposit attrition, which are, in part, related to the state of economic and financial markets.

Also, litigation and governmental investigations that may be pending at the time of the acquisition or be filed or commenced thereafter, as a result of an acquisition or otherwise, could impact the timing or realization of anticipated benefits to PNC. Note 23 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report describes several legal proceedings related to pre-acquisition activities of companies we have acquired, including National City. Other such legal proceedings may be commenced in the future.

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

We are subject to intense competition from various financial institutions as well as from non-bank entities that engage in many similar activities without being subject to bank regulatory supervision and restrictions. This competition is described in Item 1 of this Report under “Competition.” Competition in our industry could intensify as a result of the increasing consolidation of financial services companies, in connection with current market conditions or otherwise.

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

The PNC Financial Services Group, Inc. – Form 10-K 23

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding each of our executive officers as of February 22, 2014 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (a)
William S. Demchak	51	Chief Executive Officer and President (b)	2002
Joseph C. Guyaux	63	Senior Vice Chairman and Chief Risk Officer	1972
E. Todd Chamberlain	52	Executive Vice President	2011
Orlando C. Esposito	55	Executive Vice President	1988
Joan L. Gulley	66	Executive Vice President and Chief Human Resources Officer	1986
Neil F. Hall	65	Executive Vice President	1995
Michael J. Hannon	57	Executive Vice President and Chief Credit Officer	1982
Gregory B. Jordan	54	Executive Vice President, General Counsel and Head of Regulatory and Government Affairs	2013
Karen L. Larrimer	51	Executive Vice President and Chief Marketing Officer	1995
Michael P. Lyons	43	Executive Vice President	2011
E. William Parsley, III	48	Executive Vice President, Chief Investment Officer, and Treasurer	2003
Robert Q. Reilly	49	Executive Vice President and Chief Financial Officer	1987
Steven Van Wyk	55	Executive Vice President and Head of Technology and Operations	2013
Gregory H. Kozich	50	Senior Vice President and Controller	2010
(a)	Where applicable, refers to year employed by predecessor company.
(b)	Mr. Demchak also serves as a director. Biographical information for Mr. Demchak is included in “Election of Directors (Item 1)” in our proxy statement for the 2014 annual meeting of shareholders. See Item 10 of this Report.

24 The PNC Financial Services Group, Inc. – Form 10-K

Joseph C. Guyaux was appointed Senior Vice Chairman and Chief Risk Officer in February 2012, prior to which he served as President.

E. Todd Chamberlain was appointed Executive Vice President of PNC Bank, N.A. and The PNC Financial Services Group, Inc. and head of Residential Mortgage Banking in April 2013. He joined PNC in July 2011. He is a 26-year veteran of the mortgage industry. Prior to 2011, he was at Regions Financial Corporation where he was Executive Vice President and head of mortgage banking for 8 years.

Orlando C. Esposito was appointed Executive Vice President and head of the Asset Management Group of The PNC Financial Services Group, Inc. and PNC Bank, N.A in April 2013. Prior to being named to his current position, he joined PNC in 1988 and held numerous leadership positions including Executive Vice President of Corporate Banking from November 2006 to April 2013.

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

Gregory B. Jordan joined PNC as Executive Vice President, General Counsel and Head of Regulatory and Government Affairs in October 2013. Prior to joining PNC, he served as the Global Managing Partner for the last 13 years of his 29 year tenure at Reed Smith LLP.

Karen L. Larrimer was appointed Executive Vice President of The PNC Financial Services Group, Inc. in May 2013. She has served as Chief Marketing Officer since April 2012. She also has served as Executive Vice President of PNC Bank, N.A. since November 2006.

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

Robert Q. Reilly was appointed Chief Financial Officer in August 2013. He served as the head of PNC’s Asset Management Group from 2005 until April 2013. Previously, he held numerous management roles in both Corporate Banking and Asset Management. He was appointed Executive Vice President in February 2009.

Steven Van Wyk joined PNC as Head of Technology and Operations in January 2013. From 2007 until joining PNC, Mr. Van Wyk served as Global Chief Operating Officer for ING. He was appointed Executive Vice President of PNC in February 2013.

Gregory H. Kozich has served as a Senior Vice President and Controller of PNC since 2011. Mr. Kozich joined PNC as Senior Vice President of PNC Bank, N.A. in October 2010. Prior to joining PNC, Mr. Kozich was with Fannie Mae from 2005 until late 2010, most recently serving as its corporate controller.

The PNC Financial Services Group, Inc. – Form 10-K    25

DIRECTORS OF THE REGISTRANT

The name, age and principal occupation of each of our directors as of February 22, 2014 and the year he or she first became a director is set forth below:

•	Richard O. Berndt, 71, Managing Partner of Gallagher, Evelius & Jones LLP (law firm) (2007)
•	Charles E. Bunch, 64, Chairman and Chief Executive Officer of PPG Industries, Inc. (coatings, sealants and glass products) (2007)
•	Paul W. Chellgren, 71, Operating Partner, Snow Phipps Group, LLC (private equity) (1995)
•	William S. Demchak, 51, Chief Executive Officer and President of PNC (2013)
•	Andrew T. Feldstein, 49, Co-Founder and Chief Executive Officer of BlueMountain Capital Management, LLC (asset management firm) (2013)
•	Kay Coles James, 64, President and Founder of The Gloucester Institute (non-profit) (2006)
•	Richard B. Kelson, 67, President and Chief Executive Officer, ServCo LLC (strategic sourcing, supply chain management) (2002)
•	Bruce C. Lindsay, 72, Chairman and Managing Member of 2117 Associates, LLC (business consulting firm) (1995)
•	Anthony A. Massaro, 69, Retired Chairman and Chief Executive Officer of Lincoln Electric Holdings, Inc. (manufacturer of welding and cutting products) (2002)
•	Jane G. Pepper, 68, Retired President of the Pennsylvania Horticultural Society (non-profit) (1997)
•	James E. Rohr, 65, Executive Chairman of PNC (1990)
•	Donald J. Shepard, 67, Retired Chairman of the Executive Board and Chief Executive Officer of AEGON N.V. (insurance) (2007)
•	Lorene K. Steffes, 68, Independent Business Advisor (executive, business management and technical expertise) (2000)
•	Dennis F. Strigl, 67, Retired President and Chief Operating Officer of Verizon Communications Inc. (telecommunications) (2001)
•	Thomas J. Usher, 71, Non-executive Chairman of Marathon Petroleum Corporation (oil and gas industry) (1992)
•	George H. Walls, Jr., 71, former Chief Deputy Auditor for the State of North Carolina (2006)
•	Helge H. Wehmeier, 71, Retired Vice Chairman of Bayer Corporation (international life sciences, polymers and specialty chemicals) (1992)

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) (1) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 19, 2014, there were 72,415 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the Federal Reserve’s 2014 Comprehensive Capital Analysis and Review (CCAR) as part of its supervisory assessment of capital adequacy described under “Supervision and Regulation” in Item 1 of this Report.

The Federal Reserve has the power to prohibit us from paying dividends without its approval. For further information concerning dividend restrictions and restrictions on loans, dividends or advances from bank subsidiaries to the parent company, see “Supervision and Regulation” in Item 1 of this Report, “Capital” in the Consolidated Balance Sheet Review section, “Liquidity Risk Management” in the Risk Management section, and “Trust Preferred Securities and REIT Preferred Securities” in the Off-Balance Sheet Arrangements And Variable Interest Entities section of Item 7 of this Report, and Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities and Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

We include here by reference additional information relating to PNC common stock under the caption “Common Stock Prices/Dividends Declared” in the Statistical Information (Unaudited) section of Item 8 of this Report.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2013 in the table (with introductory paragraph and notes) that appears in Item 12 of this Report.

26 The PNC Financial Services Group, Inc. – Form 10-K

Our registrar, stock transfer agent, and dividend disbursing agent is:

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

We include here by reference the information that appears under the caption “Common Stock Performance Graph” at the end of this Item 5.

(a) (2)	None.
(b)	Not applicable.
(c)	Details of our repurchases of PNC common stock during the fourth quarter of 2013 are included in the following table:

In thousands, except per share data
2013 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 –31	13	$73.09		21,551
November 1 –30	9	$61.77		21,551
December 1 –31	8	$64.98		21,551
Total	30	$67.48
(a)	Includes PNC common stock purchased under the program referred to in note (b) to this table, where applicable, and PNC common stock purchased in connection with our various employee benefit plans. Note 15 Employee Benefit Plans and Note 16 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report include additional information regarding our employee benefit plans that use PNC common stock.
(b)	Our current stock repurchase program allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations and regulatory review as part of the Federal Reserve’s Comprehensive Capital Analysis Review (CCAR) process. We did not repurchase any common stock under this program during the fourth quarter of 2013.

COMMON STOCK PERFORMANCE GRAPH

This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2013, as compared with: (1) a selected peer group of our competitors, called the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of that year. The stock performance graph assumes that $100 was invested on January 1, 2009 for the five-year period and that any dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2008 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 08	Dec. 09	Dec. 10	Dec. 11	Dec. 12	Dec. 13
PNC	100	110.26	127.69	123.78	128.32	175.10	11.86%
S&P 500 Index	100	126.45	145.49	148.55	172.31	228.10	17.93%
S&P 500 Banks	100	93.41	111.95	99.95	123.99	168.29	10.97%
Peer Group	100	107.49	109.87	110.00	128.32	175.10	11.86%

The Peer Group for the preceding chart and table consists of the following companies: BB&T Corporation; Comerica Inc.; Fifth Third Bancorp; KeyCorp; The PNC Financial Services Group, Inc.; SunTrust Banks, Inc.; U.S. Bancorp; Regions Financial Corporation; Wells Fargo & Company; Capital One Financial, Inc.; Bank of America Corporation; M&T Bank; and JP Morgan Chase and Company. This Peer Group was approved for 2013 by the Board’s Personnel and Compensation Committee, which has also approved the same Peer Group for 2014.

Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2008 to December 31 of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

The PNC Financial Services Group, Inc. – Form 10-K 27

ITEM 6 – SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2013 (a)	2012 (a)	2011	2010	2009
SUMMARY OF OPERATIONS
Interest income	$10,007	$10,734	$10,194	$11,150	$12,086
Interest expense	860	1,094	1,494	1,920	3,003
Net interest income	9,147	9,640	8,700	9,230	9,083
Noninterest income (b)	6,865	5,872	5,626	5,946	7,145
Total revenue	16,012	15,512	14,326	15,176	16,228
Provision for credit losses	643	987	1,152	2,502	3,930
Noninterest expense	9,801	10,582	9,105	8,613	9,073
Income from continuing operations before income taxes and noncontrolling interests	5,568	3,943	4,069	4,061	3,225
Income taxes	1,341	942	998	1,037	867
Income from continuing operations before noncontrolling interests	4,227	3,001	3,071	3,024	2,358
Income from discontinued operations (net of income taxes of zero, zero, zero, $338 and $54) (c)				373	45
Net income	4,227	3,001	3,071	3,397	2,403
Less: Net income (loss) attributable to noncontrolling interests	7	(12)	15	(15)	(44)
Preferred stock dividends (d)	237	177	56	146	388
Preferred stock discount accretion and redemptions (d)	12	4	2	255	56
Net income attributable to common shareholders (d)	$3,971	$2,832	$2,998	$3,011	$2,003
PER COMMON SHARE
Basic earnings
Continuing operations	$7.48	$5.36	$5.70	$5.08	$4.30
Discontinued operations (c)				.72	.10
Net income	$7.48	$5.36	$5.70	$5.80	$4.40
Diluted earnings
Continuing operations	$7.39	$5.30	$5.64	$5.02	$4.26
Discontinued operations (c)				.72	.10
Net income	$7.39	$5.30	$5.64	$5.74	$4.36
Book value	$72.21	$67.05	$61.52	$56.29	$47.68
Cash dividends declared	$1.72	$1.55	$1.15	$.40	$.96
(a)	Includes the impact of RBC Bank (USA), which we acquired on March 2, 2012.
(b)	Amount for 2009 includes recognition of a $1.1 billion pretax gain on our portion of the increase in BlackRock’s equity resulting from the value of BlackRock shares issued in connection with BlackRock’s acquisition of Barclays Global Investors (BGI) on December 1, 2009.
(c)	Includes results of operations for PNC Global Investment Servicing Inc. (GIS) through June 30, 2010 and the related after-tax gain on sale. We sold GIS effective July 1, 2010, resulting in a gain of $639 million, or $328 million after taxes, recognized during the third quarter of 2010.
(d)	We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share. The Series N Preferred Stock was issued on December 31, 2008.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

This Selected Financial Data should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Report as well as the other disclosure in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance.

28 The PNC Financial Services Group, Inc. – Form 10-K

	At or for the year ended December 31
Dollars in millions, except as noted	2013 (a)	2012 (a)	2011	2010	2009
BALANCE SHEET HIGHLIGHTS
Assets	$320,296	$305,107	$271,205	$264,284	$269,863
Loans (b) (c)	195,613	185,856	159,014	150,595	157,543
Allowance for loan and lease losses (b)	3,609	4,036	4,347	4,887	5,072
Interest-earning deposits with banks (b) (d)	12,135	3,984	1,169	1,610	4,488
Investment securities (b)	60,294	61,406	60,634	64,262	56,027
Loans held for sale (c)	2,255	3,693	2,936	3,492	2,539
Goodwill and other intangible assets	11,290	10,869	10,144	10,753	12,909
Equity investments (b) (e)	10,664	10,877	10,134	9,220	10,254
Noninterest-bearing deposits	70,306	69,980	59,048	50,019	44,384
Interest-bearing deposits	150,625	143,162	128,918	133,371	142,538
Total deposits	220,931	213,142	187,966	183,390	186,922
Transaction deposits (f)	186,391	176,705	147,637	134,654	126,244
Borrowed funds (b) (c) (g)	46,105	40,907	36,704	39,488	39,261
Total shareholders’ equity	42,408	39,003	34,053	30,242	29,942
Common shareholders’ equity	38,467	35,413	32,417	29,596	22,011
CLIENT ASSETS (billions)
Discretionary assets under management	$127	$112	$107	$108	$103
Nondiscretionary assets under management	120	112	103	104	102
Total assets under administration	247	224	210	212	205
Brokerage account assets (h)	41	38	34	34	32
Total client assets	$288	$262	$244	$246	$237
SELECTED RATIOS
Net interest margin (i)	3.57%	3.94%	3.92%	4.14%	3.82%
Noninterest income to total revenue	43	38	39	39	44
Efficiency	61	68	64	57	56
Return on
Average common shareholders’ equity	10.88	8.31	9.56	10.88	9.78
Average assets	1.38	1.02	1.16	1.28	.87
Loans to deposits	89	87	85	82	84
Dividend payout	23.0	29.0	20.2	6.8	21.4
Basel I Tier 1 common	10.5	9.6	10.3	9.8	6.0
Basel I Tier 1 risk-based	12.4	11.6	12.6	12.1	11.4
Common shareholders’ equity to total assets	12.0	11.6	12.0	11.2	8.2
Average common shareholders’ equity to average assets	11.9	11.5	11.9	10.4	7.2
SELECTED STATISTICS
Employees	54,433	56,285	51,891	50,769	55,820
Retail Banking branches	2,714	2,881	2,511	2,470	2,513
ATMs	7,445	7,282	6,806	6,673	6,473
Residential mortgage servicing portfolio – Serviced for Third Parties (in billions)	$114	$119	$118	$125	$145
Commercial mortgage servicing portfolio (in billions)	$308	$282	$267	$266	$287
(a)	Includes the impact of RBC Bank (USA), which we acquired on March 2, 2012.
(b)	Amounts include consolidated variable interest entities. See Consolidated Balance Sheet in Item 8 of this Report for additional information.
(c)	Amounts include assets and liabilities for which we have elected the fair value option. See Consolidated Balance Sheet in Item 8 of this Report for additional information.
(d)	Amounts include balances held with the Federal Reserve Bank of Cleveland of $11.7 billion, $3.5 billion, $.4 billion, $1.0 billion and $4.1 billion as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(e)	Amounts include our equity interest in BlackRock.
(f)	Represents the sum of interest-bearing money market deposits, interest-bearing demand deposits, and noninterest-bearing deposits.
(g)	Includes long-term borrowings of $27.6 billion, $19.3 billion, $20.9 billion, $24.8 billion, and $26.3 billion for 2013, 2012, 2011, 2010 and 2009, respectively. Borrowings which mature more than one year after December 31, 2013 are considered to be long-term.
(h)	Amounts for 2013, 2012, 2011 and 2010 include cash and money market balances.
(i)	Calculated as taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under accounting principles generally accepted in the United States of America (GAAP) on the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the years 2013, 2012, 2011, 2010 and 2009 were $168 million, $144 million, $104 million, $81 million and $65 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-K 29

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

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

We strive to expand and deepen customer relationships by offering a broad range of fee-based and credit products and services. We are focused on delivering those products and services where, when and how our customers want to receive them with the goal of offering insight that reflects their specific needs. Our approach is concentrated on organically growing and deepening client relationships that meet our risk/return measures. Our strategies for growing fee income across our lines of business are focused on achieving deeper market penetration and cross selling our diverse product mix.

Our strategic priorities are designed to enhance value over the long term. A key priority is to drive growth in acquired and underpenetrated markets, including in the Southeast. We are seeking to attract more of the investable assets of new and existing clients. PNC is focused on redefining our retail banking business to a more customer-centric and sustainable model while lowering delivery costs as customer banking preferences evolve. We are working to build a stronger residential mortgage banking business with the goal of becoming the provider of choice for our customers. Additionally, we continue to focus on expense management while bolstering critical infrastructure and streamlining our processes.

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic uncertainty and the Basel III framework and return excess capital to shareholders, in accordance with our capital plan included in our 2014 Comprehensive Capital Analysis and Review (CCAR) submission to the Board of Governors of the Federal Reserve System (Federal Reserve). We continue to improve our capital levels and ratios through retention of quarterly earnings and expect to build capital through retention of future earnings. PNC continues to maintain adequate liquidity positions at both PNC and PNC Bank, National Association (PNC Bank, N.A.). For more detail, see the Capital and Liquidity Actions portion of this Executive Summary, the Funding and Capital Sources portion of the Consolidated Balance Sheet Review section and the Liquidity Risk Management section of this Item 7 and the Supervision and Regulation section in Item 1 Business of this Report.

PNC faces a variety of risks that may impact various aspects of our risk profile from time to time. The extent of such impacts may vary depending on factors such as the current economic, political and regulatory environment, merger and acquisition activity and operational challenges. Many of these risks and our risk management strategies are described in more detail elsewhere in this Report.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

There have been numerous legislative and regulatory developments and dramatic changes in the competitive landscape of our industry over the last several years. The United States and other governments have undertaken major reform of the regulation of the financial services industry, including engaging in new efforts to impose requirements designed to strengthen the stability of the financial system and protect consumers and investors. We expect to face further increased regulation of our industry as a result of current and future initiatives intended to enhance the regulation of financial services companies, the stability of the financial system, the protection of consumers and investors, and the liquidity and solvency of financial institutions and markets. We also expect in many cases more intense scrutiny from our supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Compliance with new regulations will increase our costs and reduce our revenue. Some new regulations may limit our ability to pursue certain desirable business opportunities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), enacted in July 2010, mandates the most wide-ranging overhaul of financial industry regulation in decades. Many parts of the law are now in effect, and others are now in the implementation stage, which is likely to continue for several years. Dodd-Frank (through provisions commonly known as the “Volcker Rule”) prohibits banks and their affiliates from engaging in some types of proprietary trading and restricts the ability of banks and their affiliates to sponsor, invest in or have other financial relationships with private equity, hedge and similar funds. In December 2013, the five agencies with authority for rulemaking issued final rules to implement the Volcker Rule. At the same time, the Federal Reserve also issued an order that extended, until July 21, 2015, the date by which banking entities (including PNC) must conform their activities and investments to the limitations and requirements of the final rule. For additional information on the final regulations implementing the Volcker Rule, as well as the potential impact of them on PNC, see the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

In January 2014, the Office of the Comptroller of the Currency (OCC) requested comment on a proposal that would establish enforceable minimum guidelines governing the design and implementation of an effective risk governance framework at large national banks, including PNC Bank, N.A. The proposal, which builds upon heightened supervisory

30    The PNC Financial Services Group, Inc. – Form 10-K

expectations that the OCC began communicating to large banks in 2010, would establish standards governing, among other things, the roles, responsibilities and organizational structure of the risk management and internal audit functions of large national banks, and the role and responsibilities of a bank’s Board of Directors in overseeing the bank’s risk governance framework. The standards have not been finalized and remain subject to modification. However, if the standards were adopted as proposed, we do not expect that the standards would have a material effect on PNC.

On February 18, 2014, the Federal Reserve adopted final rules to implement enhanced prudential standards relating to liquidity and overall risk management for U.S. bank holding companies with total consolidated assets of $50 billion or more, as required under section 165 of Dodd-Frank. The final rules also implement the provisions of Dodd-Frank that require the Federal Reserve to impose a maximum debt-to-equity ratio on a bank holding company if the Financial Stability Oversight Council determines that, among other things, the company poses a grave threat to the financial stability of the United States. For additional information regarding these final rules, as well as the other enhanced prudential standards that the Federal Reserve is required to establish under section 165 of Dodd-Frank, please see the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

On July 31, 2013, the United States District Court for the District of Columbia granted summary judgment to the plaintiffs in NACS, et al. v. Board of Governors of the Federal Reserve System. The decision vacated the debit card interchange and network processing rules that went into effect in October 2011 and that were adopted by the Federal Reserve to implement provisions of Dodd-Frank. The court found among other things that the debit card interchange fees permitted under the rules allowed card issuers to recover costs that were not permitted by the statute. The court has stayed its decision pending appeal, and the United States Court of Appeals for the District of Columbia Circuit granted an expedited appeal. Briefing has been completed and oral argument was held in January 2014. In light of the appeal we do not now know the ultimate impact of the District Court’s ruling, nor the timing of any such impact if such ruling is affirmed or substantially affirmed on appeal, but if the ruling were to take effect it could have a materially adverse impact on our debit card interchange revenues. Debit card interchange revenue for the year ended December 31, 2013 was approximately $338 million.

For additional information concerning recent legislative and regulatory developments, as well as certain governmental, legislative and regulatory inquiries and investigations that may affect PNC, please see the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors, and Note 23 Legal Proceedings and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report.

KEY FACTORS AFFECTING FINANCIAL PERFORMANCE

Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	General economic conditions, including the continuity, speed and stamina of the current U.S. economic expansion in general and on our customers in particular,
•	The monetary policy actions and statements of the Federal Reserve and the Federal Open Market Committee (FOMC),
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets,
•	Loan demand, utilization of credit commitments and standby letters of credit, and asset quality,
•	Customer demand for non-loan products and services,
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment,
•

The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives and actions, including those outlined elsewhere in this Report and in our other SEC filings, and

•	The impact of market credit spreads on asset valuations.

In addition, our success will depend upon, among other things:

•	Focused execution of strategic priorities for organic customer growth opportunities,
•	Further success in growing profitability through the acquisition and retention of customers and deepening relationships,
•	Driving growth in acquired and underpenetrated geographic markets, including our Southeast markets,
•	Our ability to effectively manage PNC’s balance sheet and generate net interest income,
•	Revenue growth from fee income and our ability to provide innovative and valued products to our customers,
•	Our ability to utilize technology to develop and deliver products and services to our customers and protect PNC’s systems and customer information,
•	Our ability to enhance our critical infrastructure and streamline our core processes,
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•	A sustained focus on expense management,
•	Improving our overall asset quality,
•	Managing the non-strategic assets portfolio and impaired assets,

The PNC Financial Services Group, Inc. – Form 10-K    31

•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to manage risk to acceptable levels and to meet evolving regulatory capital and liquidity standards,
•	Actions we take within the capital and other financial markets,
•	The impact of legal and regulatory-related contingencies, and
•	The appropriateness of reserves needed for critical accounting estimates and related contingencies.

For additional information, please see the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 and Item 1A Risk Factors in this Report.

Table 1: Summary Financial Results

Year ended December 31	2013	2012
Net income (millions)	$4,227	$3,001
Diluted earnings per common share from net income	$7.39	$5.30
Return from net income on:
Average common shareholders’ equity	10.88%	8.31%
Average assets	1.38%	1.02%

INCOME STATEMENT HIGHLIGHTS

Our performance in 2013 included the following:

•

Net income for 2013 of $4.2 billion increased 41% compared to 2012. The increase was driven by a 7% reduction of noninterest expense, a 3% increase in revenue and a decline in provision for credit losses. The increase in revenue was driven by higher noninterest income, partially offset by lower net interest income. For additional detail, please see the Consolidated Income Statement Review section in this Item 7.

•

Net interest income of $9.1 billion for 2013 decreased 5% compared with 2012, as a result of a decline in purchase accounting accretion, the impact of lower yields on loans and securities, and the impact of lower securities balances, partially offset by higher loan balances, reflecting commercial and consumer loan growth over the period, and lower rates paid on borrowed funds and deposits.

•	Net interest margin decreased to 3.57% for 2013 compared to 3.94% for 2012, reflecting lower yields on earning assets and lower purchase accounting accretion.
•

Noninterest income of $6.9 billion for 2013 increased $1.0 billion compared to 2012, primarily due to higher residential mortgage revenue, which was driven by improvement in the provision for residential mortgage repurchase obligations, strong client fee income and higher gains on asset valuations, partially offset by lower gains on asset sales.

•

The provision for credit losses decreased to $643 million for 2013 compared to $987 million for 2012 due to continued credit quality improvement, including improvement in our purchased impaired loan portfolio.

•

Noninterest expense of $9.8 billion for 2013 decreased 7% compared with 2012 as we continued to focus on disciplined expense management. The decline included lower noncash charges related to redemption of trust preferred securities and the impact of 2012 integration costs.

CREDIT QUALITY HIGHLIGHTS

•	Overall credit quality continued to improve during 2013.
•

Nonperforming assets decreased $.3 billion, or 9%, to $3.5 billion at December 31, 2013 compared to December 31, 2012. Nonperforming assets to total assets were 1.08% at December 31, 2013, compared to 1.24% at December 31, 2012.

•	Overall delinquencies of $2.5 billion decreased $1.3 billion, or 33%, compared with December 31, 2012.
•	Net charge-offs of $1.1 billion in 2013 were down 16% compared to net charge-offs of $1.3 billion in 2012. Net charge-offs were 0.57% of average loans in 2013 and 0.73% of average loans in 2012.
•	The allowance for loan and lease losses was 1.84% of total loans and 117% of nonperforming loans at December 31, 2013, compared with 2.17% and 124% at December 31, 2012, respectively.
•

The above comparisons to December 31, 2012 were impacted by alignment with interagency guidance in the first quarter of 2013 on practices for loans and lines of credit related to consumer lending. This had the overall effect of (i) accelerating charge-offs, (ii) increasing nonperforming loans and (iii) in the case of loans accounted for under the fair value option, increasing nonaccrual loans. See the Credit Risk Management section of this Item 7 and Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report for further detail.

BALANCE SHEET HIGHLIGHTS

•	Total loans increased by $9.8 billion to $196 billion at December 31, 2013 compared to December 31, 2012.
•	Total commercial lending increased by $8.2 billion, or 8%, from December 31, 2012, as a result of growth in commercial loans to new and existing customers.
•	Total consumer lending increased $1.6 billion, or 2%, from December 31, 2012, primarily from growth in automobile and home equity loans, partially offset by paydowns of education loans.
•	Total deposits increased by $7.8 billion to $221 billion at December 31, 2013 compared with December 31, 2012, driven by growth in transaction deposits.

32 The PNC Financial Services Group, Inc. – Form 10-K

•	PNC enhanced its liquidity position in light of anticipated regulatory requirements as reflected in higher balances of interest-earning deposits with banks and borrowed funds.
•	PNC’s well-positioned balance sheet remained core funded with a loans to deposits ratio of 89% at December 31, 2013.
•	PNC had a strong capital position at December 31, 2013.
•	The Basel I Tier 1 common capital ratio increased to 10.5% compared with 9.6% at December 31, 2012.
•

The pro forma fully phased-in Basel III Tier 1 common capital ratio increased to an estimated 9.4% at December 31, 2013 compared with 7.5% at December 31, 2012. The ratio at December 31, 2013 was calculated using PNC’s estimated risk-weighted assets under the Basel III standardized approach, while the ratio for December 31, 2012 was calculated using PNC’s estimated risk-weighted assets under the Basel III advanced approaches. Our pro forma fully phased-in Basel III Tier 1 common ratio at December 31, 2013 calculated using PNC’s estimated risk-weighted assets under the Basel III advanced approaches was 9.5%. See the Capital discussion and Table 19 in the Consolidated Balance Sheet Review section of this Item 7 for more detail.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results during 2013 and 2012 and balances at December 31, 2013 and December 31, 2012, respectively.

CAPITAL AND LIQUIDITY ACTIONS

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process.

In connection with the 2013 CCAR, PNC submitted its 2013 capital plan, approved by its Board of Directors, to the Federal Reserve in January 2013. As we announced on March 14, 2013, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions, which included a recommendation to increase the quarterly common stock dividend in the second quarter of 2013. In April 2013, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from 40 cents per common share to 44 cents per common share. A share repurchase program for 2013 was not included in the capital plan primarily as a result of PNC’s 2012 acquisition of RBC Bank (USA) and expansion into Southeastern markets.

In connection with the 2014 CCAR, PNC submitted its 2014 capital plan, approved by its Board of Directors, to the Federal Reserve in January 2014. PNC expects to receive the Federal Reserve’s response (either a non-objection or objection) to the capital plan submitted as part of the 2014 CCAR in March 2014.

For additional information concerning the CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, see Item 1 Business – Supervision and Regulation.

See the Liquidity Risk Management portion of the Risk Management section of this Item 7 for more detail on our 2013 capital and liquidity actions.

2012 ACQUISITION AND DIVESTITURE ACTIVITY

See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in Item 8 of this Report for information regarding our March 2, 2012 RBC Bank (USA) acquisition and other 2012 acquisition and divestiture activity.

The PNC Financial Services Group, Inc. – Form 10-K 33

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Table 2: Summarized Average Balance Sheet

Year ended December 31			Change
Dollars in millions	2013	2012	$	%
Average assets
Interest-earning assets
Investment securities	$57,319	$60,816	$(3,497)	(6)%
Loans	189,973	176,618	13,355	8%
Other	13,353	11,120	2,233	20%
Total interest-earning assets	260,645	248,554	12,091	5%
Noninterest-earning assets	45,121	46,471	(1,350)	(3)%
Total average assets	$305,766	$295,025	$10,741	4%
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$146,000	$139,942	$6,058	4%
Borrowed funds	40,022	41,844	(1,822)	(4)%
Total interest-bearing liabilities	186,022	181,786	4,236	2%
Noninterest-bearing deposits	66,168	61,610	4,558	7%
Other liabilities	11,202	11,587	(385)	(3)%
Equity	42,374	40,042	2,332	6%
Total average liabilities and equity	$305,766	$295,025	$10,741	4%

Total assets were $320.3 billion at December 31, 2013 compared with $305.1 billion at December 31, 2012. The increase from year end 2012 was primarily due to loan growth and higher interest-earning deposits with banks, partially offset by lower investment securities and a decline in loans held for sale.

Various seasonal and other factors impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Item 7 provides information on changes in selected Consolidated Balance Sheet categories at December 31, 2013 compared with December 31, 2012.

The increase in total average assets in the comparison of 2013 to 2012 was primarily due to an increase in average total loans.

The increase in average loans in 2013 was driven by increases in average commercial loans of $9.4 billion, average consumer loans of $2.4 billion and average commercial real estate loans of $1.4 billion. The overall increase in loans reflected organic loan growth, primarily in our Corporate & Institutional Banking segment.

Loans represented 73% of average interest-earning assets for 2013 and 71% of average interest-earning assets for 2012.

Average investment securities decreased during 2013 compared with 2012 primarily as a result of principal payments, including prepayments and maturities, partially offset by net purchase activity. Total investment securities comprised 22% of average interest-earning assets in 2013 and 24% in 2012.

Average noninterest-earning assets decreased in 2013 compared with 2012, primarily reflecting decreased unsettled securities sales, which are included in noninterest-earning assets for average balance sheet purposes.

Average total deposits increased $10.6 billion in 2013 compared with the prior year, primarily due to an increase of $15.0 billion in average transaction deposits, which grew to $176.9 billion in 2013. Higher average interest-bearing demand deposits, average money market deposits and average noninterest-bearing deposits drove the increase in average transaction deposits. These increases were partially offset by a decrease of $4.3 billion in average retail certificates of deposit attributable to runoff of maturing accounts. Total deposits at December 31, 2013 were $220.9 billion compared with $213.1 billion at December 31, 2012 and are further discussed within the Consolidated Balance Sheet Review section of this Item 7.

Average total deposits represented 69% of average total assets for 2013 and 68% for 2012.

The decrease in average borrowed funds in 2013 compared with 2012 was primarily due to lower average commercial paper, lower average Federal Home Loan Bank (FHLB) borrowings and lower average federal funds purchased and repurchase agreements. Total borrowed funds at December 31, 2013 were $46.1 billion compared with $40.9 billion at December 31, 2012 and are further discussed within the Consolidated Balance Sheet Review section of this Item 7. The Liquidity Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding our borrowed funds.

34 The PNC Financial Services Group, Inc. – Form 10-K

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $4.0 billion in 2013 and $3.4 billion in 2012. The Business Segments Review section of this Item 7 includes further analysis of our business segment results during 2013 and 2012, including presentation differences from Note 26 Segment Reporting in our Notes To Consolidated Financial Statements in Item 8 of this Report. Note 26 Segment Reporting presents results of businesses for 2013, 2012 and 2011.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 26 Segment Reporting in our Notes To Consolidated Financial Statements in Item 8 of this Report.

Table 3: Results of Businesses – Summary

(Unaudited)

Year ended December 31 In millions	Net Income (Loss)		Revenue		Average Assets (a)
	2013	2012	2013	2012	2013	2012
Retail Banking	$550	$596	$6,100	$6,328	$74,971	$72,573
Corporate & Institutional Banking	2,264	2,328	5,506	5,697	112,970	102,962
Asset Management Group	162	145	1,040	973	7,366	6,735
Residential Mortgage Banking	148	(308)	1,100	526	9,896	11,529
BlackRock	469	395	621	512	6,272	5,857
Non-Strategic Assets Portfolio	379	237	742	843	9,987	12,050
Total business segments	3,972	3,393	15,109	14,879	221,462	211,706
Other (b) (c) (d)	255	(392)	903	633	84,304	83,319
Total	$4,227	$3,001	$16,012	$15,512	$305,766	$295,025

(a)	Period-end balances for BlackRock.
(b)	“Other” average assets include investment securities associated with asset and liability management activities.
(c)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in Note 26 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report.
(d)	The increase in net income for 2013 compared to 2012 for “Other” primarily reflects lower noncash charges related to redemptions of trust preferred securities in 2013 compared to the prior year, as well as the impact of integration costs recorded in 2012.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 8 of this Report.

Net income for 2013 was $4.2 billion, an increase of 41% compared with $3.0 billion for 2012. The increase was driven by a 7% decline in noninterest expense, a 3% increase in revenue and lower provision for credit losses. The decline in noninterest expense reflected our continued focus on disciplined expense management. Higher revenue in the comparison was driven by improvement in the provision for residential mortgage repurchase obligations, strong client fee income and higher gains on asset valuations, partially offset by lower net interest income and lower gains on asset sales.

NET INTEREST INCOME

Table 4: Net Interest Income and Net Interest Margin

	Year ended December 31
Dollars in millions	2013	2012
Net interest income	$9,147	$9,640
Net interest margin	3.57%	3.94%

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

Net interest income decreased by $493 million, or 5%, in 2013 compared with 2012, reflecting a decline in purchase accounting accretion in the comparison, the impact of lower yields on loans and securities, and the impact of lower securities balances. These decreases were partially offset by higher loan balances, reflecting commercial and consumer loan growth over the period, and lower rates paid on borrowed funds and deposits. Total purchase accounting accretion was $.8 billion for 2013 compared to $1.1 billion in 2012.

Net interest margin declined 37 basis points in 2013 compared with 2012 due to lower purchase accounting accretion and lower yields on interest-earning assets, which decreased 48 basis points, partially offset by a decrease in the weighted-average rate paid on total interest-bearing liabilities of 14 basis points.

The PNC Financial Services Group, Inc. – Form 10-K 35

The decrease in the yield on interest-earning assets was primarily due to lower rates on new loans and purchased securities in the ongoing low interest rate environment, as well as the impact of higher levels of interest-earning deposits with banks maintained in light of anticipated regulatory requirements. The decrease in the rate paid on interest-bearing liabilities was primarily due to redemptions of higher-rate bank notes and senior debt and subordinated debt, including the redemption of trust preferred and hybrid capital securities.

With respect to the first quarter of 2014, we expect net interest income to be down modestly compared with the fourth quarter of 2013 reflecting an anticipated continued decline in total purchase accounting accretion and the impact of fewer days in the first quarter somewhat offset by modest loan growth.

For the full year 2014, we expect total purchase accounting accretion to be down approximately $300 million compared with 2013.

NONINTEREST INCOME

Table 5: Noninterest Income

Year ended December 31			Change
Dollars in millions	2013	2012	$	%
Noninterest income
Asset management	$1,342	$1,169	$173	15%
Consumer services	1,253	1,136	117	10%
Corporate services	1,210	1,166	44	4%
Residential mortgage	871	284	587	207%
Service charges on deposits	597	573	24	4%
Net gains on sales of securities	99	204	(105)	(51)%
Net other-than-temporary impairments	(16)	(111)	95	(86)%
Other	1,509	1,451	58	4%
Total noninterest income	$6,865	$5,872	$993	17%

Noninterest income increased during 2013 compared to 2012 due to higher residential mortgage revenue, which was driven by improvement in the provision for residential mortgage repurchase obligations, strong client fee income and higher gains on asset valuations, partially offset by lower gains on asset sales. Noninterest income as a percentage of total revenue was 43% for 2013, up from 38% for 2012.

Asset management revenue increased in 2013 compared to 2012, driven by higher earnings from our BlackRock investment, stronger average equity markets and strong sales resulting in positive net flows, after adjustments to total net flows for cyclical client activities. Discretionary assets under management increased to $127 billion at December 31, 2013 compared with $112 billion at December 31, 2012.

The increase in consumer service fees in 2013 compared to 2012 was due to growth in brokerage fees and the impact of higher customer-initiated fee based transactions.

Corporate services revenue increased to $1.2 billion in 2013. This increase included the impact of higher valuation gains from rising interest rates on net commercial mortgage servicing rights valuations, which were gains of $68 million in 2013 compared with $31 million for 2012. The increase in corporate services revenue was primarily due to higher net commercial mortgage servicing rights valuations, higher commercial mortgage fees, net of amortization, and higher treasury management fees, partially offset by lower merger and acquisition advisory fees.

Residential mortgage revenue increased to $871 million in 2013 from $284 million in 2012. The increase was driven by improvement in the provision for residential mortgage repurchase obligations, which was a benefit of $53 million in 2013 compared with a provision of $761 million in 2012. The release of reserves in 2013 was largely the result of agreements with two government-sponsored enterprises (GSEs), FHLMC and FNMA, for loans sold into agency securitizations. See the Recourse And Repurchase Obligations section of this Financial Review for further detail. This benefit was partially offset by lower loan sales revenue resulting from an increase in mortgage interest rates which had the effect of reducing gain on sale margins and, to a lesser extent, loan origination volume.

Other noninterest income increased to $1.5 billion in 2013 due to higher revenue associated with private equity investments and commercial mortgage loans held for sale. In addition, the increase reflected higher revenue from credit valuations for customer-related derivatives activities as higher market interest rates reduced the fair value of PNC’s credit exposure on these activities. The impact to 2013 revenue due to these credit valuations was $56 million, while the impact to 2012 revenue was not significant. These increases were partially offset by lower gains on sale of Visa Class B common shares, which were $168 million on the sale of 4 million shares in 2013 compared with gains of $267 million on the sale of 9 million shares in 2012.

We held approximately 10 million Visa Class B common shares with a fair value of approximately $971 million and recorded investment of $158 million as of December 31, 2013.

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Further details regarding our customer-related trading activities are included in the Market Risk Management – Customer-Related Trading Risk portion of the Risk Management section of this Item 7. Further details regarding private and other equity investments are included in the Market Risk Management – Equity And Other Investment Risk section, and further details regarding gains or losses related to our equity investment in BlackRock are included in the Business Segments Review section of this Item 7.

36 The PNC Financial Services Group, Inc. – Form 10-K

In the first quarter of 2014, we expect fee income to be lower compared with the fourth quarter of 2013 due to the fourth quarter benefit from the release of reserves for residential mortgage repurchase obligations as well as some seasonal impact on the comparison.

For full year 2014, we expect total revenue to continue to be under pressure and likely to be down compared to 2013 due to an expected $300 million decline in purchase accounting accretion as well as lower expected residential mortgage revenue, partially offset by the impact of our ability to grow loans and sustain growth in our fee-based businesses.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $643 million in 2013 compared with $987 million in 2012. The decrease in provision compared to prior year was the result of continued credit quality improvement, including improvement in our purchased impaired loan portfolio. Increasing value of residential real estate is among the factors contributing to improved credit quality.

We currently expect our provision for credit losses in the first quarter of 2014 to be between $125 million and $200 million, assuming credit quality improvements continue.

The Credit Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST EXPENSE

Noninterest expense was $9.8 billion for 2013, a decrease of $.8 billion, or 7%, from $10.6 billion for 2012. The decline reflected the impact of 2012 integration costs of $267 million and a reduction in noncash charges related to redemption of trust preferred securities to $57 million in 2013 from $295 million in 2012. Additionally, residential mortgage foreclosure-related expenses declined to $56 million from $225 million in the same comparison. These decreases to noninterest expense were partially offset by the impact of a full year of operating expense for the March 2012 RBC Bank (USA) acquisition during 2013 compared to 2012.

In the third quarter of 2013, we concluded redemptions of discounted trust preferred securities assumed in our acquisitions. Since the fourth quarter of 2011, we have redeemed a total of $3.2 billion of these higher-rate trust preferred securities, resulting in noncash charges totaling approximately $550 million.

Reflecting our continued focus on disciplined expense management, we exceeded our 2013 continuous improvement cost savings goal of $700 million with cost savings of more than $775 million during 2013. We plan to sustain these efforts in 2014 and have a continuous improvement savings goal of $500 million. Similar to 2013, we expect to offset these savings in 2014 with investments in our infrastructure and diversified businesses, including our Retail Banking transformation, consistent with our strategic priorities.

For the first quarter of 2014, we expect noninterest expense to be down by mid-single digits on a percentage basis compared with the fourth quarter of 2013, and for full year 2014, we expect noninterest expense to be lower compared with 2013, in each case apart from the impact of potential legal and regulatory contingencies. In the first quarter of 2014, we intend to early adopt new accounting guidance regarding low income housing tax credits. As a result, noninterest expense on certain tax credit investments will be reclassified to income tax expense. Due to retrospective application of the accounting change, this reclassification is not expected to have an impact on our expense guidance for the year.

EFFECTIVE INCOME TAX RATE

The effective income tax rate was 24.1% for 2013 compared with 23.9% for 2012.

The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

The PNC Financial Services Group, Inc. – Form 10-K 37

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

Year ended December 31			Change
Dollars in millions	2013	2012	$	%
Assets
Interest-earning deposits with banks	$12,135	$3,984	$8,151	205%
Loans held for sale	2,255	3,693	(1,438)	(39)%
Investment securities	60,294	61,406	(1,112)	(2)%
Loans	195,613	185,856	9,757	5%
Allowance for loan and lease losses	(3,609)	(4,036)	427	11%
Goodwill	9,074	9,072	2	0%
Other intangible assets	2,216	1,797	419	23%
Other, net	42,318	43,335	(1,017)	(2)%
Total assets	$320,296	$305,107	$15,189	5%
Liabilities
Deposits	$220,931	$213,142	$7,789	4%
Borrowed funds	46,105	40,907	5,198	13%
Other	9,163	9,293	(130)	(1)%
Total liabilities	276,199	263,342	12,857	5%
Equity
Total shareholders’ equity	42,408	39,003	3,405	9%
Noncontrolling interests	1,689	2,762	(1,073)	(39)%
Total equity	44,097	41,765	2,332	6%
Total liabilities and equity	$320,296	$305,107	$15,189	5%

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Item 8 of this Report.

The increase in total assets was primarily due to loan growth and higher interest-earning deposits with banks, partially offset by lower investment securities and a decline in loans held for sale. The increase in interest-earning deposits with banks was to enhance PNC’s liquidity position in light of anticipated regulatory requirements. Interest-earning deposits with banks included balances held with the Federal Reserve Bank of Cleveland of $11.7 billion and $3.5 billion at December 31, 2013 and December 31, 2012, respectively. The increase in liabilities was largely due to growth in deposits and higher Federal Home Loan Bank borrowings and bank notes and senior debt, partially offset by a decline in commercial paper. An analysis of changes in selected balance sheet categories follows.

38 The PNC Financial Services Group, Inc. – Form 10-K

LOANS

A summary of the major categories of loans outstanding follows. Outstanding loan balances of $195.6 billion at December 31, 2013 and $185.9 billion at December 31, 2012 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.1 billion at December 31, 2013 and $2.7 billion at December 31, 2012, respectively. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

Table 7: Details Of Loans

Year ended December 31			Change
Dollars in millions	2013	2012	$	%
Commercial lending
Commercial
Retail/wholesale trade	$15,530	$14,353	$1,177	8%
Manufacturing	16,208	14,841	1,367	9%
Service providers	13,052	12,606	446	4%
Real estate related (a)	10,729	10,616	113	1%
Financial services	4,927	4,356	571	13%
Health care	8,690	7,763	927	12%
Other industries	19,242	18,505	737	4%
Total commercial (b)	88,378	83,040	5,338	6%
Commercial real estate
Real estate projects (c)	13,613	12,347	1,266	10%
Commercial mortgage	7,578	6,308	1,270	20%
Total commercial real estate	21,191	18,655	2,536	14%
Equipment lease financing	7,576	7,247	329	5%
Total commercial lending (d)	117,145	108,942	8,203	8%
Consumer lending
Home equity
Lines of credit	21,696	23,576	(1,880)	(8)%
Installment	14,751	12,344	2,407	19%
Total home equity	36,447	35,920	527	1%
Residential real estate
Residential mortgage	14,418	14,430	(12)	–%
Residential construction	647	810	(163)	(20)%
Total residential real estate	15,065	15,240	(175)	(1)%
Credit card	4,425	4,303	122	3%
Other consumer
Education	7,534	8,238	(704)	(9)%
Automobile	10,827	8,708	2,119	24%
Other	4,170	4,505	(335)	(7)%
Total consumer lending	78,468	76,914	1,554	2%
Total loans	$195,613	$185,856	$9,757	5%
(a)	Includes loans to customers in the real estate and construction industries.
(b)	During the third quarter of 2013, PNC revised its policy to classify commercial loans initiated through a Special Purpose Entity (SPE) to be reported based upon the industry of the sponsor of the SPE. This resulted in a reclassification of loans amounting to $4.7 billion at December 31, 2012 that were previously classified as Financial Services to other categories within Commercial Lending.
(c)	Includes both construction loans and intermediate financing for projects.
(d)	Construction loans with interest reserves and A/B Note restructurings are not significant to PNC.

The PNC Financial Services Group, Inc. – Form 10-K 39

The increase in loans was driven by the increase in commercial lending as a result of growth in commercial and commercial real estate loans, primarily from new customers and organic growth. The increase in consumer lending resulted from growth in automobile loans, partially offset by paydowns of education loans.

Loans represented 61% of total assets at both December 31, 2013 and December 31, 2012. Commercial lending represented 60% of the loan portfolio at December 31, 2013 and 59% at December 31, 2012. Consumer lending represented 40% of the loan portfolio at December 31, 2013 and 41% at December 31, 2012.

Commercial real estate loans represented 11% of total loans at December 31, 2013 and 10% at December 31, 2012 and represented 7% of total assets at December 31, 2013 and 6% at December 31, 2012. See the Credit Risk Management portion of the Risk Management section of this Item 7 for additional information regarding our loan portfolio.

Total loans above include purchased impaired loans of $6.1 billion, or 3% of total loans, at December 31, 2013, and $7.4 billion, or 4% of total loans, at December 31, 2012.

Our loan portfolio continued to be diversified among numerous industries, types of businesses and consumers across our principal geographic markets.

ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

Our total ALLL of $3.6 billion at December 31, 2013 consisted of $1.5 billion and $2.1 billion established for the commercial lending and consumer lending categories, respectively. The ALLL included what we believe to be appropriate loss coverage on all loans, including higher risk loans, in the commercial and consumer portfolios. We do not consider government insured or guaranteed loans to be higher risk as defaults have historically been materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans is included in the Credit Risk Management portion of the Risk Management section of this Item 7 and Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in Item 8 of this Report.

PURCHASE ACCOUNTING ACCRETION AND VALUATION OF PURCHASED IMPAIRED LOANS

Information related to purchase accounting accretion and accretable yield for 2013 and 2012 follows. Additional information is provided in Note 6 Purchased Loans in the Notes To Consolidated Financial Statements of this Report.

Table 8: Accretion – Purchased Impaired Loans

In millions	2013	2012
Accretion on purchased impaired loans
Scheduled accretion	$580	$671
Reversal of contractual interest on impaired loans	(314)	(404)
Scheduled accretion net of contractual interest	266	267
Excess cash recoveries	115	157
Total	$381	$424

Table 9: Purchased Impaired Loans – Accretable Yield

In millions	2013	2012
January 1	$2,166	$2,109
Addition of accretable yield due to RBC Bank (USA) acquisition on March 2, 2012		587
Scheduled accretion	(580)	(671)
Excess cash recoveries	(115)	(157)
Net reclassifications to accretable from non-accretable and other activity (a)	584	298
December 31 (b)	$2,055	$2,166
(a)	Approximately 63% of the net reclassifications for the year were within the consumer portfolio primarily due to increases in the expected average life of residential and home equity loans. The remaining net reclassifications were predominantly due to future cash flow improvements within the commercial portfolio.
(b)	As of December 31, 2013, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $1.1 billion in future periods. This will offset the total net accretable interest in future interest income of $2.1 billion on purchased impaired loans.

40 The PNC Financial Services Group, Inc. – Form 10-K

Information related to the valuation of purchased impaired loans at December 31, 2013 and December 31, 2012 follows.

Table 10: Valuation of Purchased Impaired Loans

	December 31, 2013		December 31, 2012
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Outstanding balance	$937		$1,680
Purchased impaired mark	(264)		(431)

Recorded investment	673		1,249
Allowance for loan losses	(133)		(239)

Net investment	540	58%	1,010	60%

Consumer and residential mortgage loans:
Outstanding balance	5,548		6,639
Purchased impaired mark	(115)		(482)

Recorded investment	5,433		6,157
Allowance for loan losses	(871)		(858)

Net investment	4,562	82%	5,299	80%

Total purchased impaired loans:
Outstanding balance	6,485		8,319
Purchased impaired mark	(379)		(913)

Recorded investment	6,106		7,406
Allowance for loan losses	(1,004)		(1,097)

Net investment	$5,102	79%	$6,309	76%

The outstanding balance of purchased impaired loans decreased to $6.5 billion at December 31, 2013 from $8.3 billion at December 31, 2012 due to payments, disposals and charge-offs of amounts determined to be uncollectible. The remaining purchased impaired mark at December 31, 2013 was $379 million, which was a decrease from $913 million at December 31, 2012. The associated allowance for loan losses decreased slightly by $.1 billion to $1.0 billion at December 31, 2013. The net investment of $5.1 billion at December 31, 2013 decreased $1.2 billion from $6.3 billion at December 31, 2012. At December 31, 2013, our largest individual purchased impaired loan had a recorded investment of $18 million.

We currently expect to collect total cash flows of $7.2 billion on purchased impaired loans, representing the $5.1 billion net investment at December 31, 2013 and the accretable net interest of $2.1 billion shown in Table 9.

WEIGHTED AVERAGE LIFE OF THE PURCHASED IMPAIRED PORTFOLIOS

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of December 31, 2013.

Table 11: Weighted Average Life of the Purchased Impaired Portfolios

As of December 31, 2013
In millions	Recorded Investment	WAL (a)
Commercial	$157	2.0 years
Commercial real estate	516	1.8 years
Consumer (b) (c)	2,312	4.3 years
Residential real estate	3,121	5.1 years
Total	$6,106	4.4 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.
(c)	In 2013, the weighted average life of the purchased impaired consumer portfolio increased, primarily driven by residential real estate and home equity loans. Increasing a portfolio’s weighted average life will result in more interest income being recognized on purchased impaired loans in future periods.

The PNC Financial Services Group, Inc. – Form 10-K 41

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

Table 12: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	December 31, 2013	Declining Scenario (a)	Improving Scenario (b)
Expected Cash Flows	$7.2	$(.2)	$.3
Accretable Difference	2.1	(.1)	.1
Allowance for Loan and Lease Losses	(1.0)	(.2)	.3
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans, we assume home price forecast decreases by ten percent and unemployment rate forecast increases by two percentage points; for commercial loans, we assume that collateral values decrease by ten percent.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by ten percent, unemployment rate forecast decreases by two percentage points and interest rate forecast increases by two percentage points; for commercial loans, we assume that collateral values increase by ten percent.

The present value impact of declining cash flows is primarily reflected as immediate impairment charge to the provision for credit losses, resulting in an increase to the allowance for loan and lease losses. The present value impact of increased cash flows is first recognized as a reversal of the allowance with any additional cash flow increases reflected as an increase in accretable yield over the life of the loan.

NET UNFUNDED CREDIT COMMITMENTS

Net unfunded credit commitments are comprised of the following:

Table 13: Net Unfunded Credit Commitments

In millions	December 31 2013	December 31 2012
Total commercial lending (a)	$90,104	$78,703
Home equity lines of credit	18,754	19,814
Credit card	16,746	17,381
Other	4,266	4,694
Total	$129,870	$120,592
(a)	Less than 5% of net unfunded credit commitments relate to commercial real estate at each date.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $25.0 billion at December 31, 2013 and $22.5 billion at December 31, 2012.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $1.3 billion at December 31, 2013 and $1.4 billion at December 31, 2012 and are included in the preceding table, primarily within the Total commercial lending category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $10.5 billion at December 31, 2013 and $11.5 billion at December 31, 2012. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Information regarding our Allowance for unfunded loan commitments and letters of credit is included in Note 7 Allowance for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report.

42 The PNC Financial Services Group, Inc. – Form 10-K

INVESTMENT SECURITIES

The following table presents the distribution of our investment securities portfolio. We have included credit ratings information because the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio.

Table 14: Investment Securities

	December 31, 2013		December 31, 2012		Ratings (a)
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$4,229	$4,361	$3,098	$3,390	100%
Agency residential mortgage-backed	28,483	28,652	30,224	31,366	100
Non-agency residential mortgage-backed	5,750	5,894	6,102	6,107	10	1%	3%	82%	4%
Agency commercial mortgage-backed	1,883	1,946	1,889	2,007	100
Non-agency commercial mortgage-backed (b)	5,624	5,744	5,637	5,931	72	10	10	3	5
Asset-backed (c)	6,763	6,773	6,525	6,516	90	1		8	1
State and municipal	3,664	3,678	2,861	3,012	84	13		1	2
Other debt	2,845	2,891	3,098	3,216	74	19	7
Corporate stock and other	434	433	367	367					100
Total investment securities (d)	$59,675	$60,372	$59,801	$61,912	85%	3%	1%	9%	2%
(a)	Ratings as of December 31, 2013.
(b)	Collateralized primarily by retail properties, office buildings and multi-family housing.
(c)	Collateralized by consumer credit products, primarily home equity loans and government guaranteed student loans, and corporate debt.
(d)	Includes available for sale and held to maturity securities.

Investment securities represented 19% of total assets at December 31, 2013 and 20% at December 31, 2012.

We evaluate our investment securities portfolio in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. At December 31, 2013, 85% of the securities in the portfolio were rated AAA/AA, with U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively representing 58% of the portfolio.

The investment securities portfolio includes both available for sale and held to maturity securities. Securities classified as available for sale are carried at fair value with net unrealized gains and losses, representing the difference between amortized cost and fair value, included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet. Securities classified as held to maturity are carried at amortized cost. As of December 31, 2013, the amortized cost and fair value of available for sale securities totaled $48.0 billion and $48.6 billion, respectively, compared to an amortized cost and fair value as of December 31, 2012 of $49.4 billion and $51.1 billion, respectively. The amortized cost and fair value of held to maturity securities were $11.7 billion and $11.8 billion, respectively, at December 31, 2013, compared to $10.4 billion and $10.9 billion, respectively, at December 31, 2012.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains in the total investment securities portfolio decreased to $.7 billion at December 31, 2013 from $2.1 billion at December 31, 2012 due primarily to an increase in market interest rates. The comparable amounts for the securities available for sale portfolio were $.6 billion and $1.6 billion, respectively.

Unrealized gains and losses on available for sale debt securities do not impact liquidity, and did not affect risk-based capital under the regulatory capital rules in effect through 2013. However, reductions in the credit ratings of these securities could have an impact on the liquidity of the securities or the determination of risk-weighted assets, which could reduce our regulatory capital ratios under the regulatory capital rules in effect for 2013. In addition, the amount representing the credit-related portion of other-than-temporary impairment (OTTI) on available for sale securities would reduce our earnings and regulatory capital ratios.

During 2013, we transferred securities with a fair value of $1.9 billion from available for sale to held to maturity. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on Accumulated other comprehensive income and certain capital measures, taking into consideration market

The PNC Financial Services Group, Inc. – Form 10-K 43

conditions and changes to regulatory capital requirements under Basel III capital standards. Beginning in 2014, other comprehensive income related to available for sale securities (as well as pension and other post-retirement plans) are included in PNC’s regulatory capital (subject to a phase-in schedule) and, therefore will affect PNC’s regulatory capital ratios. For additional information, see the Supervision and Regulation section in Item 1 – Business and the Capital portion of the Balance Sheet Review section in this Item 7 of this Report.

The duration of investment securities was 2.9 years at December 31, 2013. We estimate that, at December 31, 2013, the effective duration of investment securities was 3.0 years for an immediate 50 basis points parallel increase in interest rates and 2.8 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2012 were 2.3 years and 2.2 years, respectively.

We conduct a quarterly comprehensive security-level impairment assessment on all securities. For securities in an unrealized loss position, we determine whether the loss represents OTTI. For debt securities that we neither intend to sell nor believe we will be required to sell prior to expected recovery, we recognize the credit portion of OTTI charges in current earnings and include the noncredit portion of OTTI in Net unrealized gains (losses) on OTTI securities on our Consolidated Statement of Comprehensive Income and net of tax in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet. During 2013 and 2012 we recognized OTTI credit losses of $16 million and $111 million, respectively. Substantially all of the credit losses related to residential mortgage-backed and asset-backed securities collateralized by non-agency residential loans.

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

Additional information regarding our investment securities is included in Note 8 Investment Securities and Note 9 Fair Value in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

LOANS HELD FOR SALE

Table 15: Loans Held For Sale

In millions	December 31 2013	December 31 2012
Commercial mortgages at fair value	$586	$772
Commercial mortgages at lower of cost or fair value	281	620
Total commercial mortgages	867	1,392
Residential mortgages at fair value	1,315	2,096
Residential mortgages at lower of cost or fair value	41	124
Total residential mortgages	1,356	2,220
Other	32	81
Total	$2,255	$3,693

For commercial mortgages held for sale designated at fair value, we stopped originating these and continue to pursue opportunities to reduce these positions. At December 31, 2013, the balance relating to these loans was $586 million compared to $772 million at December 31, 2012. For commercial mortgages held for sale carried at lower of cost or fair value, we sold $2.8 billion in 2013 compared to $2.2 billion in 2012. All of these loan sales were to government agencies. Total gains of $79 million were recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, in 2013, and $41 million in 2012.

Residential mortgage loan origination volume was $15.1 billion in 2013 compared to $15.2 billion in 2012. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $14.7 billion of loans and recognized related gains of $568 million in 2013. The comparable amounts for 2012 were $13.8 billion and $747 million, respectively.

Interest income on loans held for sale was $157 million in 2013 and $168 million in 2012. These amounts are included in Other interest income on our Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 3 Loan Sales and Servicing Activities and Variable Interest Entities and Note 9 Fair Value in our Notes To Consolidated Financial Statements included in Item 8 of this Report.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $11.3 billion at December 31, 2013 and $10.9 billion at December 31, 2012. The increase of $.4 billion was primarily due to additions to and changes in value of mortgage and other loan servicing rights. See additional information regarding our goodwill and intangible assets in Note 10 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

44 The PNC Financial Services Group, Inc. – Form 10-K

FUNDING AND CAPITAL SOURCES

Table 16: Details Of Funding Sources

In millions	December 31 2013	December 31 2012
Deposits
Money market	$108,631	$102,706
Demand	77,756	73,995
Retail certificates of deposit	20,795	23,837
Savings	11,078	10,350
Time deposits in foreign offices and other time deposits	2,671	2,254
Total deposits	220,931	213,142
Borrowed funds
Federal funds purchased and repurchase agreements	4,289	3,327
Federal Home Loan Bank borrowings	12,912	9,437
Bank notes and senior debt	12,603	10,429
Subordinated debt	8,244	7,299
Commercial paper	4,997	8,453
Other	3,060	1,962
Total borrowed funds	46,105	40,907
Total funding sources	$267,036	$254,049

See the Liquidity Risk Management portion of the Risk Management section of this Item 7 for additional information regarding our 2013 capital and liquidity activities.

Total funding sources increased $13.0 billion at December 31, 2013 compared with December 31, 2012.

Total deposits increased $7.8 billion at December 31, 2013 compared with December 31, 2012 due to increases in money market, demand, and savings accounts, partially offset by decreases in retail certificates of deposit. Interest-bearing deposits represented 68% of total deposits at December 31, 2013 compared to 67% at December 31, 2012. Total borrowed funds increased $5.2 billion since December 31, 2012 as higher Federal Home Loan Bank borrowings and bank notes and senior debt were partially offset by a decrease in commercial paper.

CAPITAL

Table 17: Shareholders’ Equity

In millions	December 31 2013	December 31 2012
Shareholders’ equity
Preferred stock (a)
Common stock	$2,698	$2,690
Capital surplus – preferred stock	3,941	3,590
Capital surplus – common stock and other	12,416	12,193
Retained earnings	23,325	20,265
Accumulated other comprehensive income (loss)	436	834
Common stock held in treasury at cost	(408)	(569)
Total shareholders’ equity	$42,408	$39,003
(a)	Par value less than $.5 million at each date.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $3.4 billion, to $42.4 billion at December 31, 2013 compared with December 31, 2012, primarily reflecting an increase in retained earnings of $3.1 billion (driven by net income of $4.2 billion and the impact of $1.1 billion of common and preferred dividends declared) and an increase of $.6 billion in capital surplus due to the net issuances of preferred stock and common stock and other. These increases were partially offset by the decline of accumulated other comprehensive income of $.4 billion. This decline was primarily due to the impact of an increase in market interest rates and widening asset spreads on securities available for sale and derivatives that are part of cash flow hedging strategies, partially offset by the impact of pension and other postretirement benefit plan adjustments. Common shares outstanding were 533 million at December 31, 2013 and 528 million at December 31, 2012.

See the Liquidity Risk Management portion of the Risk Management section of this Item 7 for additional information regarding our April 2013 redemption of our Series L Preferred Stock and our May 2013 issuance of our Series R Preferred Stock.

Our current common stock repurchase program permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings and contractual and regulatory limitations and regulatory review as part of the CCAR process. We did include the ability to repurchase common stock in our 2014 capital plan that was submitted to the Federal Reserve on January 6, 2014, and we expect to receive the Federal Reserve’s response (either a non-objection or objection) to these planned actions in March 2014. Under the “de minimis” safe harbor of the Federal Reserve’s capital plan rule, PNC may make limited repurchases of common stock or other capital distributions in amounts that exceed the amounts included in its most recently approved capital plan, provided that, among other things, such distributions do not exceed, in the aggregate, 1% of PNC’s Tier 1 capital and the Federal Reserve does not object to the additional repurchases or distributions. See the Supervision and Regulation section of Item 1 Business in this Report for further information concerning restrictions on dividends and stock repurchases, including the impact of the Federal Reserve’s current supervisory assessment of capital adequacy program, which is also discussed in the Capital and Liquidity Actions portion of the Executive Summary section of this Item 7.

The PNC Financial Services Group, Inc. – Form 10-K 45

Table 18: Basel I Risk-Based Capital

Dollars in millions	December 31 2013	December 31 2012
Capital components
Shareholders’ equity
Common	$38,467	$35,413
Preferred	3,941	3,590
Trust preferred capital securities	199	331
Noncontrolling interests	988	1,354
Goodwill and other intangible assets (a)	(9,654)	(9,798)
Eligible deferred income taxes on goodwill and other intangible assets	333	354
Pension and other postretirement benefit plan adjustments	237	777
Net unrealized securities (gains)/losses, after-tax	(434)	(1,052)
Net unrealized (gains)/losses on cash flow hedge derivatives, after-tax	(243)	(578)
Other	(222)	(165)
Tier 1 risk-based capital	33,612	30,226
Subordinated debt	5,930	4,735
Eligible allowance for credit losses	3,408	3,273
Total risk-based capital	$42,950	$38,234
Tier 1 common capital
Tier 1 risk-based capital	$33,612	$30,226
Preferred equity	(3,941)	(3,590)
Trust preferred capital securities	(199)	(331)
Noncontrolling interests	(988)	(1,354)
Tier 1 common capital	$28,484	$24,951
Assets
Risk-weighted assets, including off-balance sheet instruments and market risk equivalent assets	$272,169	$260,847
Adjusted average total assets	303,828	291,426
Basel I capital ratios
Tier 1 common	10.5%	9.6%
Tier 1 risk-based	12.4	11.6
Total risk-based	15.8	14.7
Leverage	11.1	10.4
(a)	Excludes commercial and residential mortgage servicing rights of $1.6 billion at December 31, 2013 and $1.1 billion at December 31, 2012. These assets are included in risk-weighted assets at their applicable risk weights except for a haircut that is included in Other which is a deduction from capital.

Federal banking regulators have stated that they expect all bank holding companies to have a level and composition of Tier 1 capital well in excess of the 4% Basel I regulatory minimum, and they have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. They have also stated their view that common equity should be the dominant form of Tier 1 capital. As a result, regulators are now emphasizing the Tier 1 common capital ratio in their evaluation of bank holding company capital levels. We seek to manage our capital consistent with these regulatory principles, and believe that our December 31, 2013 capital levels were aligned with them.

Our Basel I Tier 1 common capital ratio was 10.5% at December 31, 2013, compared with 9.6% at December 31,

2012. Our Basel I Tier 1 risk-based capital ratio increased 80 basis points to 12.4% at December 31, 2013 from 11.6% at December 31, 2012. Our Basel I total risk-based capital ratio increased 110 basis points to 15.8% at December 31, 2013 from 14.7% at December 31, 2012. Basel I capital ratios increased in all comparisons primarily due to growth in retained earnings. The net issuance of preferred stock during 2013 partially offset by the redemption of trust preferred securities favorably impacted the December 31, 2013 Basel I Tier 1 risk-based and Basel I total risk-based capital ratios. Basel I risk-weighted assets increased $11.3 billion to $272.2 billion at December 31, 2013.

At December 31, 2013, PNC and PNC Bank, N.A., our domestic bank subsidiary, were both considered “well capitalized” based on U.S. regulatory capital ratio requirements under Basel I. To qualify as “well capitalized”

46 The PNC Financial Services Group, Inc. – Form 10-K

bank holding companies and banks must have Basel I capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based, and 5% for leverage.

The Basel II framework, which was adopted by the Basel Committee on Banking Supervision in 2004, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. The U.S. banking agencies initially adopted rules to implement the Basel II capital framework in 2004. In July 2013, the U.S. banking agencies adopted final rules (referred to as the advanced approaches) that modified the Basel II framework effective January 1, 2014. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors in this Report. Prior to fully implementing the advanced approaches established by these rules to calculate risk-weighted assets, PNC and PNC Bank, N.A. must successfully complete a “parallel run” qualification phase. Both PNC and PNC Bank, N.A. entered this parallel run phase under the Basel II capital framework on January 1, 2013. This phase must last at least four consecutive quarters, although, consistent with the experience of other U.S. banks, we currently anticipate a multi-year parallel run period.

In July 2013, the U.S. banking agencies also adopted final rules that: (i) materially modify the definition of, and required deductions from, regulatory capital (referred to as the Basel III rule); and (ii) revise the framework for the risk-weighting of assets under Basel I (referred to as the standardized approach). The Basel III rule became effective for PNC on January 1, 2014, although many of its provisions are phased-in over a period of years, with the rules generally becoming fully effective on January 1, 2019. The standardized approach rule becomes effective on January 1, 2015.

Tier 1 common capital as defined under the Basel III rule differs materially from Basel I. For example, under Basel III, significant common stock investments in unconsolidated financial institutions, mortgage servicing rights and deferred tax assets must be deducted from capital to the extent they individually exceed 10%, or in the aggregate exceed 15%, of the institution’s adjusted Tier 1 common capital. Also, Basel I regulatory capital excludes other comprehensive income related to both available for sale securities and pension and other postretirement plans, whereas under Basel III these items are a component of PNC’s capital. The Basel III final rule also eliminates the Tier 1 treatment of trust preferred securities for bank holding companies with $15 billion or more in assets. In the third quarter of 2013, we concluded our redemptions of the discounted trust preferred securities assumed through acquisitions. See Item 1 Business-Supervision and Regulation and Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional discussion of our previous redemptions of trust preferred securities.

We provide information below regarding PNC’s pro forma fully phased-in Basel III Tier 1 common capital ratio under both the advanced approaches and standardized approach frameworks and how it differs from the Basel I Tier 1 common capital ratios shown in Table 18 above. After PNC exits parallel run, its regulatory Basel III risk-based capital ratios will be the lower of the ratios as calculated under the standardized and advanced approaches.

Table 19: Estimated Pro forma Fully Phased-In Basel III Tier 1 Common Capital Ratio

Dollars in millions	December 31 2013	December 31 2012
Basel I Tier 1 common capital	$28,484	$24,951
Less regulatory capital adjustments:
Basel III quantitative limits	(1,386)	(2,330)
Accumulated other comprehensive income (a)	196	276
All other adjustments	162	(396)
Estimated Fully Phased-In Basel III Tier 1 common capital	$27,456	$22,501
Estimated Basel III advanced approaches risk-weighted assets	290,080	301,006
Pro forma Fully Phased-In Basel III advanced approaches Tier 1 common capital ratio	9.5%	7.5%
Estimated Basel III standardized approach risk-weighted assets	291,977	N/A
Pro forma Fully Phased-In Basel III standardized approach Tier 1 common capital ratio	9.4%	N/A
(a)	Represents net adjustments related to accumulated other comprehensive income for available for sale securities and pension and other postretirement benefit plans.

Basel III advanced approaches risk-weighted assets were estimated based on the advanced approaches rules and application of Basel II.5, and reflect credit, market and operational risk. Basel III standardized approach risk-weighted assets were estimated based on the standardized approach rules and reflect credit and market risk.

As a result of the staggered effective dates of the final U.S. capital rules issued in July 2013, as well as the fact that PNC remains in the parallel run qualification phase for the advanced approaches, PNC’s regulatory risk-based capital ratios in 2014 will be based on the definitions of, and deductions from, capital under Basel III (as such definitions and deductions are phased-in for 2014) and Basel I risk-weighted assets (but subject to certain adjustments as defined by the Basel III rules). We refer to the capital ratios calculated using these Basel III phased-in provisions and Basel I risk-weighted assets as the transitional Basel III ratios.

We provide in the table below a pro forma illustration of the Basel III transitional Tier I common capital ratio using December 31, 2013 data and the Basel III phase-in schedule in effect for 2014.

The PNC Financial Services Group, Inc. – Form 10-K 47

Table 20: Pro forma Transitional Basel III Tier 1 Common Capital Ratio

Dollars in millions	December 31 2013
Basel I Tier 1 common capital	$28,484
Less phased-in regulatory capital adjustments:
Basel III quantitative limits	(228)
Accumulated other comprehensive income (a)	39
Other intangibles	381
All other adjustments	210
Estimated Basel III Transitional Tier 1 common capital (with 2014 phase-ins)	$28,886
Basel I risk-weighted assets calculated as applicable for 2014	272,321
Pro forma Basel III Transitional Tier 1 common capital ratio (with 2014 phase-ins)	10.6%
(a)	Represents net adjustments related to accumulated other comprehensive income for available for sale securities and pension and other postretirement benefit plans.

PNC utilizes these fully implemented and transitional Basel III capital ratios to assess its capital position, including comparison to similar estimates made by other financial institutions. These Basel III capital estimates are likely to be impacted by any additional regulatory guidance, continued analysis by PNC as to the application of the rules to PNC, and in the case of ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.

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

We provide additional information regarding enhanced capital requirements and some of their potential impacts on PNC in Item 1 Business – Supervision and Regulation, Item 1A Risk Factors and Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of December 31, 2013 and December 31, 2012 is included in Note 3 in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

TRUST PREFERRED SECURITIES AND REIT PREFERRED SECURITIES

We are subject to certain restrictions, including restrictions on dividend payments, in connection with $206 million in principal amount of an outstanding junior subordinated debenture associated with $200 million of trust preferred securities (both amounts as of December 31, 2013) that were issued by PNC Capital Trust C, a subsidiary statutory trust. Generally, if there is (i) an event of default under the debenture, (ii) PNC elects to defer interest on the debenture, (iii) PNC exercises its right to defer payments on the related trust preferred security issued by the statutory trust, or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on contractual limitations on dividend payments resulting from securities issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II.

See the Liquidity Risk Management portion of the Risk Management section of this Item 7 for additional information regarding our first quarter 2013 redemption of the REIT Preferred Securities issued by PNC Preferred Funding Trust III and additional discussion of redemptions of trust preferred securities.

48 The PNC Financial Services Group, Inc. – Form 10-K

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 9 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value at December 31, 2013 and December 31, 2012, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

Table 21: Fair Value Measurements – Summary

	December 31, 2013		December 31, 2012
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$63,096	$10,635	$68,352	$10,988
Total assets at fair value as a percentage of consolidated assets	20%		22%
Level 3 assets as a percentage of total assets at fair value		17%		16%
Level 3 assets as a percentage of consolidated assets		3%		4%
Total liabilities	$5,460	$623	$7,356	$376
Total liabilities at fair value as a percentage of consolidated liabilities	2%		3%
Level 3 liabilities as a percentage of total liabilities at fair value		11%		5%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed securities in the securities available for sale portfolio for which there was limited market activity.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For additional information regarding the transfers of assets or liabilities between hierarchy levels, see Note 9 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report.

EUROPEAN EXPOSURE

Table 22: Summary of European Exposure

December 31, 2013

	Direct Exposure
	Funded				Unfunded	Total Direct Exposure	Total Indirect Exposure
In millions	Loans	Leases	Securities	Total	Other (a)			Total Exposure
Greece, Ireland, Italy, Portugal and Spain (GIIPS)	$78	$126		$204	$1	$205	$32	$237
United Kingdom	903	75		978	490	1,468	734	2,202
Europe – Other (b)	95	582	$267	944	48	992	1,192	2,184
Total Europe (c)	$1,076	$783	$267	$2,126	$539	$2,665	$1,958	$4,623

December 31, 2012

	Direct Exposure
	Funded				Unfunded	Total Direct Exposure	Total Indirect Exposure
In millions	Loans	Leases	Securities	Total	Other (a)			Total Exposure
Greece, Ireland, Italy, Portugal and Spain (GIIPS)	$85	$122		$207	$3	$210	$31	$241
United Kingdom	698	32		730	449	1,179	525	1,704
Europe – Other (b) (d)	113	602	$198	913	98	1,011	1,921	2,932
Total Europe (c)	$896	$756	$198	$1,850	$550	$2,400	$2,477	$4,877
(a)	Includes unfunded commitments, guarantees, standby letters of credit and sold protection credit derivatives.
(b)	Europe – Other primarily consists of Belgium, France, Germany, Netherlands, Sweden and Switzerland. For the period ended December 31, 2013, Europe – Other also included Norway. For the period ended December 31, 2012, Europe – Other also included Denmark.
(c)	Included within Europe – Other is funded direct exposure of $8 million and $168 million consisting of AAA-rated sovereign debt securities at December 31, 2013 and December 31, 2012, respectively. There was no other direct or indirect exposure to European sovereigns as of December 31, 2013 and December 31, 2012.
(d)	At December 31, 2012, the seven countries PNC was monitoring more closely included Belgium and France. For comparison purposes, amounts previously disclosed for Belgium and France are now included in Europe – Other.

The PNC Financial Services Group, Inc. – Form 10-K 49

European entities are defined as supranational, sovereign, financial institutions and non-financial entities within the countries that comprise the European Union, European Union candidate countries and other European countries. Foreign exposure underwriting and approvals are centralized. PNC currently underwrites new European activities if the credit is generally associated with activities of its United States commercial customers, and, in the case of PNC Business Credit’s United Kingdom operations, loans with acceptable risk as they are predominantly well secured by short-term assets or, in limited situations, the borrower’s appraised value of certain fixed assets. Country exposures are monitored and reported on a regular basis. We actively monitor sovereign risk, banking system health, and market conditions and adjust limits as appropriate. We rely on information from internal and external sources, including international financial institutions, economists and analysts, industry trade organizations, rating agencies, econometric data analytical service providers and geopolitical news analysis services.

Among the regions and nations that PNC monitors, we have identified five countries for which we are more closely monitoring their economic and financial situation. The basis for the increased monitoring includes, but is not limited to, sovereign debt burden, near term financing risk, political instability, GDP trends, balance of payments, market confidence, banking system distress and/or holdings of stressed sovereign debt. The countries identified are: Greece, Ireland, Italy, Portugal and Spain (collectively “GIIPS”).

Direct exposure primarily consists of loans, leases, securities, derivatives, letters of credit and unfunded contractual commitments with European entities. Indirect exposure arises where our clients, primarily U.S. entities, appoint PNC as a letter of credit issuing bank and we elect to assume the joint probability of default risk. For PNC to incur a loss in these indirect exposures, both the obligor and the financial counterparty participating bank would need to default. PNC assesses both the corporate customers and the participating banks for counterparty risk and where PNC has found that a participating bank exposes PNC to unacceptable risk, PNC will reject the participating bank as an acceptable counterparty and will ask the corporate customer to find an acceptable participating bank.

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Business segment results, including the basis of presentation of inter-segment revenues, and a description of each business are included in Note 26 Segment Reporting included in the Notes To Consolidated Financial Statements in Item 8 of this Report. Certain amounts included in this Item 7 and the Business Segment Highlights in the Executive Summary section of this Item 7 differ from those amounts shown in Note 26 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis. Note 26 presents results of businesses for 2013, 2012 and 2011.

50 The PNC Financial Services Group, Inc. – Form 10-K

RETAIL BANKING

(Unaudited)

Table 23: Retail Banking Table

Year ended December 31 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$4,079	$4,316
Noninterest income
Service charges on deposits	570	547
Brokerage	224	189
Consumer services	935	838
Other	292	438
Total noninterest income	2,021	2,012
Total revenue	6,100	6,328
Provision for credit losses	657	800
Noninterest expense	4,576	4,586
Pretax earnings	867	942
Income taxes	317	346
Earnings	$550	$596
Average Balance Sheet
Loans
Consumer
Home equity	$29,300	$28,321
Indirect auto	7,746	5,467
Indirect other	909	1,174
Education	7,923	8,878
Credit cards	4,142	4,063
Other	2,148	2,039
Total consumer	52,168	49,942
Commercial and commercial real estate	11,266	11,198
Floor plan	2,055	1,788
Residential mortgage	741	946
Total loans	66,230	63,874
Goodwill and other intangible assets	6,116	6,123
Other assets	2,625	2,576
Total assets	$74,971	$72,573
Deposits
Noninterest-bearing demand	$21,248	$20,179
Interest-bearing demand	31,811	28,007
Money market	48,784	46,578
Total transaction deposits	101,843	94,764
Savings	10,835	9,751
Certificates of deposit	21,488	25,715
Total deposits	134,166	130,230
Other liabilities	337	340
Total liabilities	$134,503	$130,570
Performance Ratios
Return on average assets	.73%	.82%
Noninterest income to total revenue	33	32
Efficiency	75	72

Year ended December 31 Dollars in millions, except as noted	2013	2012
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$208	$245
Consumer nonperforming assets	1,077	902
Total nonperforming assets (b)	$1,285	$1,147
Purchased impaired loans (c)	$692	$819
Commercial lending net charge-offs	$89	$119
Credit card lending net charge-offs	156	174
Consumer lending (excluding credit card) net charge-offs	468	521
Total net charge-offs	$713	$814
Commercial lending net charge-off ratio	.67%	.92%
Credit card lending net charge-off ratio	3.77%	4.28%
Consumer lending (excluding credit card) net charge-off ratio (d)	.96%	1.11%
Total net charge-off ratio (d)	1.08%	1.27%
Home equity portfolio credit statistics: (e)
% of first lien positions at origination (f)	52%	42%
Weighted-average loan-to-value ratios (LTVs) (f) (g)	81%	81%
Weighted-average updated FICO scores (h)	745	742
Net charge-off ratio (d)	1.14%	1.22%
Delinquency data: (i)
Loans 30 – 59 days past due	.20%	.42%
Loans 60 – 89 days past due	.09%	.22%
Total accruing loans past due	.29%	.64%
Nonperforming loans	3.15%	2.64%
Other statistics:
ATMs	7,445	7,282
Branches (j)	2,714	2,881
Brokerage account assets (in billions)	$41	$38
Customer-related statistics: (in thousands, except as noted)
Non-branch deposit transactions (k)	25%	16%
Digital consumer customers (l)	38%	35%
Retail Banking checking relationships	6,648	6,475
Retail online banking active customers	4,592	4,227
Retail online bill payment active customers	1,293	1,236
(a)	Presented as of December 31, except for net charge-offs and net charge-off ratios, which are for the year ended.
(b)	Includes nonperforming loans of $1.2 billion at December 31, 2013 and $1.1 billion at December 31, 2012.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Ratios for 2013 include additional consumer charge-offs taken as a result of alignment with interagency guidance on practices for loans and lines of credit we implemented in the first quarter of 2013.
(e)	Lien position, LTV and FICO statistics are based upon customer balances.
(f)	Lien position and LTV calculation at December 31, 2013 reflect the use of revised assumptions where data is missing.
(g)	LTV statistics are based upon current information.
(h)	Represents FICO scores that are updated at least quarterly.
(i)	Data based upon recorded investment. Past due amounts exclude purchased impaired loans, even if contractually past due as we are currently accreting interest income over the expected life of the loans. In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status.
(j)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(k)	Percentage of total deposit transactions processed at an ATM or through our mobile banking application.
(l)	Represents consumer checking relationships that process the majority of their transactions through non-branch channels.

The PNC Financial Services Group, Inc. – Form 10-K 51

Retail Banking earned $550 million in 2013 compared with earnings of $596 million in 2012. The decrease in earnings was driven by lower net interest income, partially offset by a lower provision for credit losses.

Retail Banking continued to provide more cost effective alternative servicing channels that meet customers’ evolving preferences for convenience.

•	In 2013, approximately 38% of consumer customers used non-branch channels for the majority of their transactions compared with 35% in 2012.
•

Non-branch deposit transactions via ATM and mobile channels increased to 25% of total deposit transactions in 2013 compared with 16% in 2012. In the fourth quarter of 2013, non-branch deposit transactions via ATM and mobile channels were 30% compared to 18% in the same period of 2012.

•

PNC closed or consolidated 186 branches and invested selectively in 21 new branches in 2013. Retail Banking’s footprint extends across 17 states and Washington, D.C., covering nearly half the U.S. population with 2,714 branches and 7,445 ATMs serving 5.9 million consumers and 765 thousand small business relationships.

•

Net checking relationships grew 173,000 in 2013. We continued to augment and refine our core checking products to enhance the customer experience and grow value. In 2013, we introduced Cash Flow InsightSM, an online tool for managing small business cash flow, and streamlined our consumer checking product line with the elimination of free checking for new customers.

Total revenue for 2013 was $6.1 billion compared with $6.3 billion for 2012. Net interest income of $4.1 billion decreased $237 million compared with 2012. The decrease resulted primarily from spread compression on deposits due to the continued low rate environment. Noninterest income increased $9 million compared to 2012. Growth in brokerage fees and the impact of higher customer-initiated fee based transactions was offset by fewer sales of Visa Class B common shares. In 2013, we sold 4 million Visa Class B common shares resulting in pretax gains of $168 million compared to pretax gains of $267 million on 9 million shares sold in 2012.

The provision for credit losses was $657 million in 2013 compared with $800 million in the prior year. Net charge-offs were $713 million in 2013 compared with $814 million in 2012. The provision for credit losses was favorably impacted by higher residential real estate values, and prior year provisioning related to alignment with interagency regulatory guidance primarily related to troubled debt restructurings resulting from bankruptcy. The decrease in net charge-offs was due to overall credit quality improvement.

Noninterest expense decreased $10 million in 2013 compared to 2012. The decrease was due to lower additions to legal reserves in 2013 and disciplined expense management, partially offset by a full year of operating expense in 2013 associated with the RBC Bank (USA) acquisition.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of balances for relationship customers. In 2013, average total deposits of $134.2 billion increased $3.9 billion, or 3%, compared with 2012.

•

Average transaction deposits grew $7.1 billion, or 7%, and average savings deposit balances grew $1.1 billion, or 11%, year-over-year as a result of organic deposit growth, continued customer preference for liquidity and the RBC Bank (USA) acquisition. In 2013, average demand deposits increased $4.9 billion, or 10%, to $53.1 billion and average money market deposits increased $2.2 billion, or 5%, to $48.8 billion.

•	Total average certificates of deposit decreased $4.2 billion, or 16%, compared to 2012. The decline in average certificates of deposit was due to the expected run-off of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy that targets specific products and markets for growth, small businesses, and auto dealerships. In 2013, average total loans were $66.2 billion, an increase of $2.4 billion, or 4%, over 2012.

•

Average indirect auto loans increased $2.3 billion, or 42%, over 2012. The increase was primarily due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales.

•

Average home equity loans increased $1.0 billion, or 3%, over 2012. The portfolio grew modestly as increases in term loans were partially offset by declines in lines of credit. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•	Average auto dealer floor plan loans grew $267 million, or 15%, in 2013, primarily resulting from dealer line utilization and additional dealer relationships.
•	Average credit card balances increased $79 million, or 2%, over 2012 as a result of the portfolio purchase from RBC Bank (Georgia), National Association in March 2012 and organic growth.
•

Average loan balances for the remainder of the portfolio declined a net $1.2 billion, driven by a decline in the education portfolio of $1.0 billion and in indirect other of $265 million. The discontinued government guaranteed education loan, indirect other and residential mortgage portfolios are primarily run-off portfolios.

Nonperforming assets totaled $1.3 billion at December 31, 2013, a 12% increase over 2012. The increase was primarily in consumer assets and was due to the alignment with interagency guidance on practices for loans and lines of credit related to consumer loans that we implemented in the first quarter of 2013.

52 The PNC Financial Services Group, Inc. – Form 10-K

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Table 24: Corporate & Institutional Banking Table

Year ended December 31 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$3,804	$4,099
Noninterest income
Corporate service fees	1,097	1,030
Other	605	568
Noninterest income	1,702	1,598
Total revenue	5,506	5,697
Provision for credit losses (benefit)	(25)
Noninterest expense	1,999	2,028
Pretax earnings	3,532	3,669
Income taxes	1,268	1,341
Earnings	$2,264	$2,328
Average Balance Sheet
Loans
Commercial	$72,256	$63,480
Commercial real estate	17,668	15,768
Equipment lease financing	6,642	5,997
Total commercial lending	96,566	85,245
Consumer	947	821
Total loans	97,513	86,066
Goodwill and other intangible assets	3,804	3,656
Loans held for sale	1,017	1,222
Other assets	10,636	12,018
Total assets	$112,970	$102,962
Deposits
Noninterest-bearing demand	$41,514	$38,337
Money market	18,168	15,590
Other	7,124	6,108
Total deposits	66,806	60,035
Other liabilities	14,465	17,969
Total liabilities	$81,271	$78,004

Year ended December 31 Dollars in millions, except as noted	2013	2012
Performance Ratios
Return on average assets	2.00%	2.26%
Noninterest income to total revenue	31	28
Efficiency	36	36
Commercial Mortgage Servicing Portfolio (in billions)
Beginning of period	$282	$267
Acquisitions/additions	83	64
Repayments/transfers	(57)	(49)
End of period	$308	$282
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,260	$1,380
Capital Markets (c)	$722	$710
Commercial mortgage loans held for sale (d)	$133	$104
Commercial mortgage loan servicing income (e)	226	195
Commercial mortgage servicing rights recovery/(impairment), net of economic hedge (f)	68	31
Total commercial mortgage banking activities	$427	$330
Average Loans (by C&IB business)
Corporate Banking	$50,620	$44,945
Real Estate	22,287	18,418
Business Credit	11,678	10,083
Equipment Finance	9,994	9,035
Other	2,934	3,585
Total average loans	$97,513	$86,066
Total loans (g)	$101,773	$93,721
Net carrying amount of commercial mortgage servicing rights (g)	$549	$420
Credit-related statistics:
Nonperforming assets (g) (h)	$804	$1,181
Purchased impaired loans (g) (i)	$515	$875
Net charge-offs	$105	$142
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking Review.
(b)	Includes amounts reported in net interest income and corporate service fees.
(c)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(d)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income, primarily in corporate services fees, from loan servicing and ancillary services, net of commercial mortgage servicing rights amortization and a direct write-down of commercial mortgage servicing rights of $24 million recognized in the first quarter of 2012. Commercial mortgage servicing rights (impairment)/recovery, net of economic hedge is shown separately.
(f)	Includes amounts reported in corporate services fees.
(g)	As of December 31.
(h)	Includes nonperforming loans of $.7 billion at December 31, 2013 and $1.0 billion at December 31, 2012.
(i)	Recorded investment of purchased impaired loans related to acquisitions.

The PNC Financial Services Group, Inc. – Form 10-K 53

Corporate & Institutional Banking earned $2.3 billion in 2013, a decrease of $64 million compared with 2012. The decrease in earnings was due to lower net interest income, partially offset by an increase in noninterest income, a decrease in noninterest expenses and a lower provision for credit losses. We continued to focus on building client relationships, including increasing cross sales and adding new clients where the risk-return profile was attractive.

Results for 2013 and 2012 include the impact of the RBC Bank (USA) acquisition, which added approximately $7.5 billion of loans and $4.8 billion of deposits as of March 2, 2012.

Highlights of Corporate & Institutional Banking’s performance include the following:

•

Corporate & Institutional Banking continued to execute on strategic initiatives, including in the Southeast, by organically growing and deepening client relationships that meet our risk/return measures. Approximately 740 new primary Corporate Banking clients were added in 2013.

•	Loan commitments increased 9% to $196 billion at December 31, 2013 compared to December 31, 2012, primarily due to growth in our Real Estate, Corporate Banking and Business Credit businesses.
•

Period-end loan balances have increased for the thirteenth consecutive quarter, including an increase of 2.5% at December 31, 2013 compared with September 30, 2013 and 8.6% compared with December 31, 2012.

•	Our Treasury Management business, which ranks among the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare.
•

Midland Loan Services was the number one servicer of Fannie Mae and Freddie Mac multifamily and healthcare loans and was the second leading servicer of commercial and multifamily loans by volume as of June 30, 2013 according to Mortgage Bankers Association. Midland has received the highest primary, master and special servicer ratings for U.S. commercial mortgage servicing from Fitch Ratings, Standard & Poor’s and Morningstar.

•	Mergers and Acquisitions Journal named Harris Williams & Co. its 2012 Mid-Market Investment Bank of the Year. This is the second time in three years that Harris Williams & Co. has earned the title.

Net interest income was $3.8 billion in 2013, a decrease of $295 million from 2012, reflecting lower spreads on loans and deposits and lower purchase accounting accretion, partially offset by higher average loans and deposits.

Corporate service fees were $1.1 billion in 2013, increasing $67 million compared to 2012. This increase was primarily due to higher net commercial mortgage servicing rights valuations driven by the impact of higher market rates, higher commercial mortgage servicing fees, net of amortization, and higher treasury management fees, partially offset by lower merger and acquisition advisory fees. The majority of corporate service fees are the noninterest income portion of treasury management revenue, corporate finance fees, including revenue from certain capital markets-related products and services, and the noninterest income portion of commercial mortgage servicing revenue.

Other noninterest income was $605 million in 2013 compared with $568 million in 2012. The increase of $37 million was driven by the impact of higher market interest rates on credit valuations for customer-related derivative activities and an increase in revenues from commercial mortgage loans held for sale, which more than offset lower customer-driven derivatives revenue.

For 2013, there was a benefit from the provision for credit losses of $25 million compared to zero in 2012, reflecting continued improvement in credit quality. Net charge-offs were $105 million in 2013, which represents a decrease of $37 million, or 26%, compared with 2012 primarily attributable to lower levels of commercial real estate and commercial charge-offs.

Nonperforming assets declined to $804 million, representing a 32% decrease from December 31, 2012, as a result of improving credit quality.

Noninterest expense was $2.0 billion in 2013, a decrease of $29 million from 2012, primarily driven by lower revenue-related compensation costs, mostly offset by the impact of the RBC Bank (USA) acquisition and higher asset impairments.

The effective tax rate was 35.9% for 2013 compared with 36.5% for 2012. The decrease in the effective tax rate resulted from a one-time tax benefit attributable to an assertion under ASC 740 – Income Taxes that the earnings of certain non-U.S. subsidiaries will be indefinitely reinvested.

Average loans were $97.5 billion in 2013 compared with $86.1 billion in 2012, an increase of 13% reflecting strong growth across each of the commercial lending products.

•

The Corporate Banking business provides lending, treasury management and capital markets-related products and services to mid-sized corporations, government and not-for-profit entities, and to large corporations. Average loans for this business increased $5.7 billion, or 13%, in 2013 compared with 2012, primarily due to an increase in loan commitments from specialty lending businesses.

•

PNC Real Estate provides commercial real estate and real estate-related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Average loans for this business increased $3.9 billion, or 21%, in 2013 compared with 2012 due to increased originations.

54 The PNC Financial Services Group, Inc. – Form 10-K

•

PNC Business Credit was one of the top three asset-based lenders in the country, as of year-end 2013, with increasing market share according to the Commercial Finance Association. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans increased $1.6 billion, or 16%, in 2013 compared with 2012 due to customers seeking stable lending sources, loan usage rates and market share expansion.

•

PNC Equipment Finance was the 4th largest bank-affiliated leasing company with over $11 billion in equipment finance assets as of December 31, 2013. Average equipment finance assets for the leasing company in 2013 were $11.4 billion, an increase of $1.1 billion or 11% compared with 2012.

Average deposits were $66.8 billion in 2013, an increase of $6.8 billion, or 11%, compared with 2012 as a result of business growth and inflows into noninterest-bearing and money market deposits.

The commercial mortgage servicing portfolio was $308 billion at December 31, 2013 compared with $282 billion at December 31, 2012 as servicing additions exceeded portfolio run-off.

PRODUCT REVENUE

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all our business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 24 in this

Business Segments Review section includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue comprised of fees and net interest income from customer deposit balances totaled $1.3 billion for 2013 compared with $1.4 billion for 2012. Lower spreads on deposits drove the decline in revenue in 2013 compared with 2012. Growth in deposit balances, and products such as liquidity management products and payables was strong.

Capital markets revenue includes merger and acquisition advisory fees, loan syndications, derivatives, foreign exchange, asset-backed finance revenue and fixed income activities. Revenue from capital markets-related products and services totaled $722 million in 2013 compared with $710 million in 2012. The increase was driven by the impact of higher market interest rates on credit valuations for customer-related derivatives activities, mostly offset by lower merger and acquisition advisory fees and customer-driven derivatives and fixed income revenue.

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

Commercial mortgage banking activities resulted in revenue of $427 million in 2013 compared with $330 million in 2012. The increase was mainly due to higher net revenue from commercial mortgage servicing, primarily driven by the impact of higher market interest rates on net commercial mortgage servicing rights valuations, and higher loan originations. The commercial mortgage banking activities for 2012 included a direct write-down of commercial mortgage servicing rights of $24 million.

The PNC Financial Services Group, Inc. – Form 10-K 55

ASSET MANAGEMENT GROUP

(Unaudited)

Table 25: Asset Management Group Table

Year ended December 31 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$288	$297
Noninterest income	752	676
Total revenue	1,040	973
Provision for credit losses	10	11
Noninterest expense	774	732
Pretax earnings	256	230
Income taxes	94	85
Earnings	$162	$145
Average Balance Sheet
Loans
Consumer	$5,025	$4,416
Commercial and commercial real estate	1,047	1,076
Residential mortgage	776	695
Total loans	6,848	6,187
Goodwill and other intangible assets	293	329
Other assets	225	219
Total assets	$7,366	$6,735
Deposits
Noninterest-bearing demand	$1,311	$1,462
Interest-bearing demand	3,491	2,746
Money market	3,754	3,553
Total transaction deposits	8,556	7,761
CDs/IRAs/savings deposits	438	491
Total deposits	8,994	8,252
Other liabilities	60	68
Total liabilities	$9,054	$8,320
Performance Ratios
Return on average assets	2.20%	2.15%
Noninterest income to total revenue	72	69
Efficiency	74	75

Year ended December 31 Dollars in millions, except as noted	2013	2012
Other Information
Total nonperforming assets (a) (b)	$75	$69
Purchased impaired loans (a) (c)	$99	$109
Total net charge-offs	$1	$6
Assets Under Administration (in billions) (a) (d)
Personal	$111	$107
Institutional	136	117
Total	$247	$224
Asset Type
Equity	$142	$120
Fixed Income	70	69
Liquidity/Other	35	35
Total	$247	$224
Discretionary assets under management
Personal	$83	$73
Institutional	44	39
Total	$127	$112
Asset Type
Equity	$70	$56
Fixed Income	39	39
Liquidity/Other	18	17
Total	$127	$112
Nondiscretionary assets under administration
Personal	$28	$34
Institutional	92	78
Total	$120	$112
Asset Type
Equity	$72	$64
Fixed Income	31	30
Liquidity/Other	17	18
Total	$120	$112
(a)	As of December 31.
(b)	Includes nonperforming loans of $70 million at both December 31, 2013 and December 31, 2012.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

56 The PNC Financial Services Group, Inc. – Form 10-K

Asset Management Group earned $162 million in 2013 compared with $145 million in 2012. Assets under administration were $247 billion as of December 31, 2013 compared to $224 billion as of December 31, 2012. Earnings increased due to higher noninterest income from higher assets, partially offset by higher noninterest expense from strategic business investments.

The core growth strategies for the business include increasing sales sourced from other PNC lines of business, maximizing front line productivity and optimizing market presence including additions to staff in high opportunity markets. Through 2013, the business delivered strong sales production and benefited from sales sourced from other PNC lines of business.

Highlights of Asset Management Group’s performance during 2013 include the following:

•	Positive net flows of approximately $4.7 billion in discretionary assets under management after adjustments to total net flows for cyclical client activities,
•	New primary client acquisitions increased 22% over 2012,
•	Strong sales production, an increase of 14% over 2012,
•	Significant sales sourced from other PNC lines of business, an increase of 44% over 2012, and
•	Continued levels of new business investment and focused hiring to drive growth resulted in a 5% increase in personnel.

Assets under administration increased $23 billion compared to a year ago. Discretionary assets under management were $127 billion at December 31, 2013 compared with $112 billion at December 31, 2012. The increase was driven by higher equity markets and strong sales resulting in positive net flows, after adjustments to total net flows for cyclical client activities.

Total revenue for 2013 increased $67 million to $1.0 billion compared with $973 million for 2012, primarily relating to noninterest income due to stronger average equity markets and positive net flows.

Noninterest expense was $774 million in 2013, an increase of $42 million, or 6%, from the prior year. The increase was primarily attributable to compensation expense. Over the last 12 months, total full-time headcount has increased by approximately 180 positions, or 5%. The business remains focused on managing expenses as it invests in growth opportunities.

Average deposits for 2013 increased $.7 billion, or 9%, from the prior year. Average transaction deposits grew 10% to $8.6 billion compared with 2012 and were partially offset by the run-off of maturing certificates of deposit. Average loan balances of $6.8 billion increased $.7 billion, or 11%, from the prior year due to continued growth in the consumer loan portfolio, primarily home equity installment loans, due to favorable interest rates.

The PNC Financial Services Group, Inc. – Form 10-K 57

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Table 26: Residential Mortgage Banking Table

Year ended December 31 Dollars in millions, except as noted	2013	2012
Income Statement
Net interest income	$194	$209
Noninterest income
Loan servicing revenue
Servicing fees	174	205
Net MSR hedging gains	121	119
Loan sales revenue
Benefit / (Provision) for residential mortgage repurchase obligations	53	(761)
Loan sales revenue	568	747
Other	(10)	7
Total noninterest income	906	317
Total revenue	1,100	526
Provision for credit losses (benefit)	21	(5)
Noninterest expense (a)	845	992
Pretax earnings (loss)	234	(461)
Income taxes (benefit)	86	(153)
Earnings (loss)	$148	$(308)
Average Balance Sheet
Portfolio loans	$2,376	$2,719
Loans held for sale	1,896	1,758
Mortgage servicing rights (MSR)	938	632
Other assets	4,686	6,420
Total assets	$9,896	$11,529
Deposits	$2,920	$2,560
Borrowings and other liabilities	3,142	4,086
Total liabilities	$6,062	$6,646
Performance Ratios
Return on average assets	1.50%	(2.67)%
Noninterest income to total revenue	82	60
Efficiency	77	189

Year ended December 31 Dollars in millions, except as noted	2013	2012
Residential Mortgage Servicing Portfolio – Serviced for Third Parties (in billions)
Beginning of period	$119	$118
Acquisitions	10	21
Additions	15	14
Repayments/transfers	(30)	(34)
End of period	$114	$119
Servicing portfolio – third-party statistics: (b)
Fixed rate	93%	92%
Adjustable rate/balloon	7%	8%
Weighted-average interest rate	4.59%	4.94%
MSR capitalized value (in billions)	$1.1	$.7
MSR capitalization value (in basis points)	95	54
Weighted-average servicing fee (in basis points)	28	28
Residential Mortgage Repurchase Reserve
Beginning of period	$614	$83
(Benefit)/ Provision	(53)	761
RBC Bank (USA) acquisition		26
Agency settlements	(191)
Losses – loan repurchases	(239)	(256)
End of Period	$131	$614
Other Information
Loan origination volume (in billions)	$15.1	$15.2
Loan sale margin percentage	3.76%	4.92%
Percentage of originations represented by:
Agency and government programs	99%	100%
Purchase volume (c)	30%	23%
Refinance volume	70%	77%
Total nonperforming assets (b) (d)	$189	$134
(a)	Includes a goodwill impairment charge of $45 million during the fourth quarter of 2012.
(b)	As of December 31.
(c)	Mortgages with borrowers as part of residential real estate purchase transactions.
(d)	Includes nonperforming loans of $143 million at December 31, 2013 and $90 million at December 31, 2012.

58 The PNC Financial Services Group, Inc. – Form 10-K

Residential Mortgage Banking earned $148 million in 2013 compared with a net loss of $308 million in 2012. Earnings increased from the prior year as a result of the improvement in the provision for residential mortgage repurchase obligations and lower noninterest expense, partially offset by lower loan sales revenue.

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

Residential Mortgage Banking overview:

•

Total loan originations were $15.1 billion in 2013 compared with $15.2 billion in 2012. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs (VA) agency guidelines. Refinancings were 70% of originations for 2013 and 77% in 2012. During 2013, 32% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2).

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At December 31, 2013, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $131 million compared with $614 million at December 31, 2012. See the Recourse and Repurchase Obligations section of this Item 7 and Note 24 Commitments and Guarantees in the Notes to Consolidated Financial Statements of Item 8 of this Report for additional information.

–

During the fourth quarter of 2013, settlements were reached with both FNMA and FHLMC regarding repurchase claims on 2008 and prior vintage loans. As a result of these settlements, a net reserve release of $124 million was recorded.

•

Residential mortgage loans serviced for others totaled $114 billion at December 31, 2013 and $119 billion at December 31, 2012 as payoffs continued to outpace new direct loan origination volume and acquisitions.

•

Noninterest income was $906 million in 2013 compared with $317 million in 2012. Declines in loan sales revenue and servicing fees were more than offset by the improvement in the provision for residential mortgage repurchase obligations. The decline in loan sales revenue resulted from an increase in mortgage interest rates which had the effect of reducing gain on sale margins and, to a lesser extent, loan origination volume.

•

Noninterest expense was $845 million in 2013 compared with $992 million in 2012, driven primarily by reduced mortgage foreclosure-related expenses. Also, goodwill impairment of $45 million was recorded in 2012.

•

The fair value of mortgage servicing rights was $1.1 billion at December 31, 2013 compared with $.7 billion at December 31, 2012. The increase was due to higher mortgage interest rates at December 31, 2013.

The PNC Financial Services Group, Inc. – Form 10-K 59

BLACKROCK

(Unaudited)

Table 27: BlackRock Table

Information related to our equity investment in BlackRock follows:

Year ended December 31 Dollars in millions	2013	2012
Business segment earnings (a)	$469	$395
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At December 31.

In billions	December 31 2013	December 31 2012
Carrying value of PNC’s investment in BlackRock (c)	$6.0	$5.6
Market value of PNC’s investment in BlackRock (d)	11.7	7.4
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.0 billion at December 31, 2013 and $1.9 billion at December 31, 2012. Our voting interest in BlackRock common stock was approximately 21% at December 31, 2013.
(d)	Does not include liquidity discount.

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

On January 31, 2013, we transferred 205,350 shares of BlackRock Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. The transfer reduced Other assets and Other liabilities on our Consolidated Balance Sheet by $33 million. At December 31, 2013, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock which are available to fund our obligation in connection with the BlackRock LTIP programs. Additional information regarding our BlackRock LTIP shares obligation is included in Note 16 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

NON-STRATEGIC ASSETS PORTFOLIO

(Unaudited)

Table 28: Non-Strategic Assets Portfolio Table

Year ended December 31 Dollars in millions	2013	2012
Income Statement
Net interest income	$689	$830
Noninterest income	53	13
Total revenue	742	843
Provision for credit losses (benefit)	(21)	181
Noninterest expense	163	287
Pretax earnings	600	375
Income taxes	221	138
Earnings	$379	$237
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$382	$894
Lease financing	687	677
Total commercial lending	1,069	1,571
Consumer Lending:
Home equity	3,993	4,584
Residential real estate	5,613	6,259
Total consumer lending	9,606	10,843
Total portfolio loans	10,675	12,414
Other assets (a)	(688)	(364)
Total assets	$9,987	$12,050
Deposits and other liabilities	$236	$183
Total liabilities	$236	$183
Performance Ratios
Return on average assets	3.79%	1.97%
Noninterest income to total revenue	7	2
Efficiency	22	34
Other Information
Nonperforming assets (b) (c)	$834	$999
Purchased impaired loans (b) (d)	$4,797	$5,547
Net charge-offs	$172	$299
Net charge-off ratio	1.61%	2.41%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$236	$665
Lease financing	680	686
Total commercial lending	916	1,351
Consumer Lending
Home equity	3,692	4,237
Residential real estate	5,267	6,093
Total consumer lending	8,959	10,330
Total loans	$9,875	$11,681
(a)	Other assets includes deferred taxes, ALLL and OREO. Other assets were negative in both periods due to the ALLL.
(b)	As of December 31.
(c)	Includes nonperforming loans of $.7 billion at both December 31, 2013 and December 31, 2012.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At December 31, 2013, this segment contained 79% of PNC’s purchased impaired loans.

60 The PNC Financial Services Group, Inc. – Form 10-K

This business segment consists primarily of non-strategic assets obtained through acquisitions of other companies. The business activity of this segment is to manage the wind-down of the portfolio while maximizing the value and mitigating risk. In March 2012, RBC Bank (USA) was acquired, which added approximately $1.0 billion of residential real estate loans, $.2 billion of commercial/commercial real estate loans and $.2 billion of OREO assets as of the acquisition date. Of these assets, $1.0 billion were deemed purchased impaired loans.

Non-Strategic Assets Portfolio had earnings of $379 million in 2013 compared with $237 million in 2012. Earnings increased year-over-year due to lower provision for credit losses and lower noninterest expense, partially offset by lower net interest income.

Non-Strategic Assets Portfolio overview:

•	Net interest income was $689 million in 2013 compared with $830 million in 2012. The decrease was driven by lower purchase accounting accretion as well as lower average loan balances.
•	Noninterest income was $53 million in 2013 compared with $13 million in 2012. The increase was driven by lower provision for estimated losses on home equity repurchase obligations.
•	The 2013 period reflected a benefit from the provision for credit losses of $21 million compared to an expense of $181 million in 2012 primarily due to the increasing value of residential real estate.
•	Noninterest expense in 2013 was $163 million compared with $287 million in 2012. The decrease was driven by lower commercial OREO write-downs and lower shared service expenses on consumer loans.
•

Average portfolio loans declined to $10.7 billion in 2013 compared with $12.4 billion in 2012. The overall decline was driven by customer payment activity and portfolio management activities to reduce under-performing assets, partially offset by the addition of loans from the March 2012 RBC Bank (USA) acquisition.

•

Nonperforming loans were $.7 billion at December 31, 2013 and December 31, 2012. The consumer lending portfolio comprised 90% of the nonperforming loans in this segment at December 31, 2013. Nonperforming consumer loans increased $28 million from December 31, 2012, due to alignment with interagency guidance in the first quarter of 2013. The commercial lending portfolio comprised 10% of the nonperforming loans as of December 31, 2013. Nonperforming commercial loans decreased $71 million from December 31, 2012 due to improved credit quality.

•	Net charge-offs declined from $299 million in 2012 to $172 million in 2013 primarily due to lower charge-offs on home equity loans.
•	At December 31, 2013, the liability for estimated losses on repurchase and indemnification claims for the Non-Strategic Assets Portfolio was $22 million compared to $58 million at December 31, 2012. See the Recourse and Repurchase Obligations section of this Item 7 and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information.

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

The PNC Financial Services Group, Inc. – Form 10-K 61

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the ALLL and the Allowance For Unfunded Loan Commitments And Letters Of Credit at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio and on these unfunded credit facilities as of the balance sheet date. Our determination of the allowances is based on periodic evaluations of the loan and lease portfolios and unfunded credit facilities and other relevant factors. These critical estimates include the use of significant amounts of PNC’s own historical data and complex methods to interpret them. We have an ongoing process to evaluate and enhance the quality, quantity and timeliness of our data and interpretation methods used in the determination of these allowances. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change, and include, among others:

•	Probability of default (PD),
•	Loss given default (LGD),
•	Exposure at date of default (EAD),
•	Movement through delinquency stages,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, which may be obtained from third parties, and
•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.5 billion, or 43%, of the ALLL at December 31, 2013 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $2.1 billion, or 57%, of the ALLL at December 31, 2013 has been allocated to these consumer lending categories.

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

Subsequent to the acquisition of the loan, we are required to continue to estimate cash flows expected to be collected over the life of the loan. The measurement of expected cash flows involves assumptions and judgments as to credit risk, interest rate risk, prepayment risk, default rates, loss severity, payment speeds and collateral values. All of these factors are inherently subjective and can result in significant changes in the cash flow estimates over the life of the loan. Such changes in expected cash flows could increase future earnings volatility.

See Note 6 Purchased Loans and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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

62 The PNC Financial Services Group, Inc. – Form 10-K

As such, the value of goodwill is supported by earnings, which is driven by transaction volume and, for certain businesses, the market value of assets under administration or for which processing services are provided. Lower earnings resulting from a lack of growth or our inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could result in a current period charge to earnings. At least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date, management reviews the current operating environment and strategic direction of each reporting unit taking into consideration any events or changes in circumstances that may have an effect on the unit. For this review, inputs are generated and used in calculating the fair value of the reporting unit, which is compared to its carrying amount (“Step 1” of the goodwill impairment test) as further discussed below. The fair values of the majority of our reporting units are determined using a discounted cash flow valuation model with assumptions based upon market comparables. Additionally, we may also evaluate certain financial metrics that are indicative of fair value, including market quotes, price to earnings ratios and recent acquisitions involving other financial institutions. A reporting unit is defined as an operating segment or one level below an operating segment. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit is not considered impaired. However, if the fair value of the reporting unit is less than its carrying amount, the reporting unit’s goodwill would be evaluated for impairment. In this circumstance, the implied fair value of reporting unit goodwill would be compared to the carrying amount of that goodwill (“Step 2” of the goodwill impairment test). If the carrying amount of goodwill exceeds the implied fair value of goodwill, the difference is recognized as an impairment loss. The implied fair value of reporting unit goodwill is determined by assigning the fair value of a reporting unit to its assets and liabilities (including any unrecognized intangible assets) with the residual amount equal to the implied fair value of goodwill as if the reporting unit had been acquired in a business combination.

A reporting unit’s carrying amount is based upon assigned economic capital as determined by PNC’s internal management methodologies. Additionally, in performing Step 1 of our goodwill impairment testing, we utilize three equity metrics:

•	Assigned reporting unit economic capital as determined by our internal management methodologies, inclusive of goodwill.
•	A 6%, “well capitalized”, Tier 1 common ratio for the reporting unit under PNC guidelines.
•

The capital levels for comparable companies (as reported in comparable company public financial statements), adjusted for differences in risk characteristics between the comparable companies and the reporting unit.

In determining a reporting unit’s fair value and comparing it to its carrying value, we generally utilize the highest of these three amounts (the “targeted equity”) in our discounted cash flow methodology. Under this methodology, if necessary, we will infuse capital to achieve the targeted equity amount. As of October 1, 2013 (annual impairment testing date), unallocated excess capital (difference between shareholders’ equity minus total economic capital assigned and increased by the incremental targeted equity capital infusion) was insignificant.

The results of our annual 2013 impairment test indicated that the estimated fair values of our reporting units exceeded their carrying values by at least 10% and are not considered to be at risk of not passing Step 1. By definition, assumptions utilized in estimating the fair value of a reporting unit are judgmental and inherently uncertain, but absent a significant change in economic conditions of a reporting unit, we would not expect the fair values of these reporting units to decrease below their respective carrying values.

During 2012, our residential mortgage banking business, similar to other residential mortgage banking businesses, experienced higher operating costs and increased uncertainties such as elevated indemnification and repurchase liabilities and foreclosure related issues. As a result of our annual impairment test, we determined that the carrying amount of goodwill relating to the Residential Mortgage Banking reporting unit was greater than the implied fair value of its goodwill. We recorded an impairment charge of $45 million during the fourth quarter of 2012 within Noninterest expense which reduced the carrying value of goodwill attributed to Residential Mortgage Banking to zero.

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

The PNC Financial Services Group, Inc. – Form 10-K 63

REVENUE RECOGNITION

We earn net interest and noninterest income from various sources, including:

•	Lending,
•	Securities portfolio,
•	Asset management,
•	Customer deposits,
•	Loan sales and servicing,
•	Brokerage services,
•	Sale of loans and securities,
•	Certain private equity activities, and
•	Securities, derivatives and foreign exchange activities.

We also earn fees and commissions from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services, providing merger and acquisition advisory and related services, and participating in certain capital markets transactions. Revenue earned on interest-earning assets, including the accretion of discounts recognized on acquired or purchased loans recorded at fair value, is recognized based on the constant effective yield of the financial instrument or based on other applicable accounting guidance.

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

Commercial MSRs are purchased or originated when loans are sold with servicing retained. Commercial MSRs do not trade in an active market with readily observable prices so the precise terms and conditions of sales are not available. Commercial MSRs are initially recorded at fair value and are subsequently accounted for at the lower of amortized cost or fair value. Commercial MSRs are periodically evaluated for impairment. For purposes of impairment, the commercial MSRs are stratified based on asset type, which characterizes the predominant risk of the underlying financial asset. The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating inputs for assumptions as to constant prepayment rates, discount rates and other factors determined based on current market conditions and expectations. As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the commercial MSRs. The impact was not material. We will recognize gain/(loss) on changes in the fair value of commercial MSRs as a result of that election.

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

The following sections of this Report provide further information on residential and commercial MSRs:

•	Note 9 Fair Value included in the Notes To Consolidated Financial Statements in Item 8 of this Report.
•	Note 10 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

64 The PNC Financial Services Group, Inc. – Form 10-K

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This ASU will also require additional disclosures, including: (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. This ASU is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. This ASU may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. This guidance is effective as of January 1, 2015 and we do not expect this ASU to have a material effect on our results of operations or financial position.

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. If certain criteria are satisfied, investment amortization, net of tax credits, may be recognized in the income statement as a component of income taxes attributable to continuing operations under the proportional amortization method. This ASU is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. Retrospective application is required and early adoption is permitted. We intend to early adopt this guidance in the first quarter of 2014 and are currently assessing its impact.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies current guidance to require that an unrecognized tax benefit or a portion thereof be presented in the statement of financial position as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, similar tax loss, or a tax credit carryforward except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the statement of financial position as a liability. No additional recurring disclosures are required by this ASU. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted with prospective application to all unrecognized tax benefits that exist at the effective date. Retrospective application is also permitted. This guidance is effective as of January 1, 2014 and we do not expect this ASU to have a material effect on our results of operations or financial position.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirement. This ASU modifies the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU does not change current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. ASU 2013-08 will be applied prospectively for all periods beginning after December 15, 2013. We do not expect this ASU to have a material effect on our results of operations or financial position.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU clarifies the timing of release of Currency Translation Adjustments (CTA) from Accumulated Other Comprehensive Income upon deconsolidation or derecognition of a foreign entity, subsidiary or a group of assets within a foreign entity and in a step acquisition. ASU 2013-05 will be applied prospectively for all periods beginning after December 15, 2013 and early adoption is permitted. We do not expect this ASU to have an effect on our results of operations or financial position.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the following: a) the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangements and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively to joint and several obligations existing at the

The PNC Financial Services Group, Inc. – Form 10-K    65

beginning of 2014. We do not expect this ASU to have a material effect on our results of operations or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 Accounting Policies in the Notes To the Consolidated Financial Statements in Item 8 of this Report regarding the impact of new accounting pronouncements which we have adopted.

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

The discount rate used to measure pension obligations is determined by comparing the expected future benefits that will be paid under the plan with yields available on high quality corporate bonds of similar duration. The impact on pension expense of a .5% decrease in discount rate in the current environment is a decrease of $2 million per year. This sensitivity depends on the economic environment and amount of unrecognized actuarial gains or losses on the measurement date. This amount is significantly lower than in recent years since amortization of prior year net actuarial losses will not be required in 2014.

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

To evaluate the continued reasonableness of our assumption, we examine a variety of viewpoints and data. Various studies have shown that portfolios comprised primarily of U.S. equity securities have historically returned approximately 10% annually over long periods of time, while U.S. debt securities have returned approximately 6% annually over long periods. Application of these historical returns to the plan’s allocation ranges for equities and bonds produces a result between 7.00% and 7.75% and is one point of reference, among many other factors, that is taken into consideration. We also examine the plan’s actual historical returns over various periods and consider the current economic environment. Recent experience is considered in our evaluation with appropriate consideration that, especially for short time periods, recent returns are not reliable indicators of future returns. While annual returns can vary significantly (actual returns for 2013, 2012 and 2011 were +15.48%, +15.29%, and +.11%, respectively), the selected assumption represents our estimated long-term average prospective returns.

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

Taking into consideration all of these factors, the expected long-term return on plan assets for determining net periodic pension cost for 2013 was 7.50%, down from 7.75% for 2012. After considering the views of both internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective fixed income returns, we are reducing our expected long-term return on assets to 7.00% for determining pension cost for 2014.

Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return causes expense in subsequent years to increase or decrease by up to $9 million as the impact is amortized into results of operations.

We currently estimate pretax pension income of $9 million in 2014 compared with pretax expense of $74 million in 2013. This year-over-year expected decrease reflects the impact of favorable returns on plan assets experienced in 2013, as well as the effects of the higher discount rate required to be used in 2014.

66    The PNC Financial Services Group, Inc. – Form 10-K

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2014 estimated expense as a baseline.

Table 29: Pension Expense – Sensitivity Analysis

Change in Assumption (a)	Estimated Increase/(Decrease) to 2014 Pension Expense (In millions)
.5% decrease in discount rate	$(2)
.5% decrease in expected long-term return on assets	$21
.5% increase in compensation rate	$1
(a)	The impact is the effect of changing the specified assumption while holding all other assumptions constant.

Our pension plan contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance has the most impact on contribution requirements and will drive the amount of required contributions in future years. Also, current law, including the provisions of the Pension Protection Act of 2006, sets limits as to both minimum and maximum contributions to the plan. We do not expect to be required by law to make any contributions to the plan during 2014.

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

COMMERCIAL MORTGAGE LOAN RECOURSE OBLIGATIONS

We originate, close and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment. For more information regarding our commercial mortgage loan recourse obligations, see the Recourse and Repurchase Obligations section of Note 24 Commitments and Guarantees included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

RESIDENTIAL MORTGAGE REPURCHASE OBLIGATIONS

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and loan sale transactions. As discussed in Note 3 in the Notes To Consolidated Financial Statements in Item 8 of this Report, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC and the Government National Mortgage Association (GNMA), while Non-Agency securitizations consist of mortgage loan sale transactions with private investors. Mortgage loan sale transactions that are not part of a securitization may involve FNMA, FHLMC or private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

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

We investigate every investor claim on a loan by loan basis to determine the existence of a legitimate claim and that all other conditions for indemnification or repurchase have been met prior to the settlement with that investor. Indemnifications for loss or loan repurchases typically occur when, after review of the claim, we agree insufficient evidence exists to dispute the investor’s claim that a breach of a loan covenant and representation and warranty has occurred, such breach has not been cured and the effect of such breach is deemed to have had a material and adverse effect on the value of the transferred loan. Depending on the sale agreement and upon proper notice from the investor, we typically respond to such indemnification and repurchase requests within 60 days, although final resolution of the claim may take a longer period of time. With the exception of the sales agreements associated

The PNC Financial Services Group, Inc. – Form 10-K 67

with the Agency securitizations, most sale agreements do not provide for penalties or other remedies if we do not respond timely to investor indemnification or repurchase requests.

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

For the first and second-lien mortgage settled claims contained in the table below, a significant amount of these claims were associated with sold loans originated through correspondent lender and broker origination channels. In certain instances when indemnification or repurchase claims are settled for these types of sold loans, we have recourse back to the correspondent lenders, brokers and other third-parties (e.g., contract underwriting companies, closing agents, appraisers, etc.). Depending on the underlying reason for the investor claim, we determine our ability to pursue recourse with these parties and file claims with them accordingly. Our historical recourse recovery rate has been insignificant as our efforts have been impacted by the inability of such parties to reimburse us for their recourse obligations (e.g., their capital availability or whether they remain in business) or factors that limit our ability to pursue recourse from these parties (e.g., contractual loss caps, statutes of limitations).

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

Table 30: Analysis of Quarterly Residential Mortgage Repurchase Claims by Vintage

Dollars in millions	December 31 2013	September 30 2013	June 30 2013	March 31 2013	December 31 2012
2004 & Prior	$66	$41	$51	$12	$11
2005	88	48	7	10	8
2006	27	27	19	28	23
2007	35	58	36	108	45
2008	9	7	9	15	7
2008 & Prior	225	181	122	173	94
2009 – 2013	19	16	14	50	38
Total	$244	$197	$136	$223	$132
FNMA, FHLMC and GNMA %	96%	90%	92%	95%	94%

Table 31: Analysis of Quarterly Residential Mortgage Unresolved Asserted Indemnification and Repurchase Claims

Dollars in millions	December 31 2013	September 30 2013	June 30 2013	March 31 2013	December 31 2012
FNMA, FHLMC and GNMA Securitizations	$13	$148	$96	$165	$290
Private Investors (a)	22	24	37	45	47
Total unresolved claims	$35	$172	$133	$210	$337
FNMA, FHLMC and GNMA %	37%	86%	72%	79%	86%
(a)	Activity relates to loans sold through Non-Agency securitization and loan sale transactions.

68 The PNC Financial Services Group, Inc. – Form 10-K

The table below details our indemnification and repurchase claim settlement activity during 2013 and 2012.

Table 32: Analysis of Residential Mortgage Indemnification and Repurchase Claim Settlement Activity

	2013			2012
Year ended December 31 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC and GNMA securitizations	$378	$399	$89	$356	$210	$85
Private investors (e)	47	31	6	75	46	5
Total indemnification and repurchase settlements	$425	$430	$95	$431	$256	$90
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 3 in the Notes To Consolidated Financial Statements in Item 8 of this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and loan sale transactions.

Residential mortgages that we service through FNMA, FHLMC and GNMA securitizations, and for which we could experience a loss if required to repurchase a delinquent loan due to a breach in representations or warranties, were $48 billion at December 31, 2013, of which $253 million was 90 days or more delinquent. These amounts were $43 billion and $288 million, respectively, at December 31, 2012.

During 2013 and 2012, in an effort to reduce their exposure to losses on purchased loans, FNMA and FHLMC increased their level of repurchase claims, primarily on 2008 and prior vintage loans. In the fourth quarter of 2013, PNC reached agreements with both FNMA and FHLMC to resolve their repurchase claims with respect to loans sold between 2000 and 2008. PNC paid a total of $191 million related to these settlements. As these settlements were being finalized, both FNMA and FHLMC continued to make repurchase demands, which drove the increase in claims activity in the fourth quarter of 2013. However, most of these claims were included in the settlements, resulting in the significant decline of unresolved claims to $35 million as of December 31, 2013.

As a result of the claim settlement activity in 2013, including the FNMA and FHLMC settlements, the liability for estimated losses on indemnification and repurchase claims for residential mortgages decreased to $131 million at December 31, 2013 from $614 million at December 31, 2012.

We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of December 31, 2013 and December 31, 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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

HOME EQUITY REPURCHASE OBLIGATIONS

PNC’s repurchase obligations include obligations with respect to certain brokered home equity loans/lines of credit that were sold to a limited number of private investors in the financial services industry by National City prior to our acquisition of National City. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is limited to repurchases of the loans sold in these transactions. Repurchase activity associated with brokered home equity loans/lines of credit is reported in the Non-Strategic Assets Portfolio segment.

Loan covenants and representations and warranties were established through loan sale agreements with various investors to provide assurance that loans PNC sold to the investors were of sufficient investment quality. Key aspects of such covenants and representations and warranties include the loan’s compliance with any applicable loan criteria established for the transaction, including underwriting standards, delivery of all required loan documents to the investor or its designated party, sufficient collateral valuation, and the validity of the lien securing the loan. As a result of alleged breaches of these contractual obligations, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans.

We investigate every investor claim on a loan by loan basis to determine the existence of a legitimate claim and that all other conditions for indemnification or repurchase have been met prior to settlement with that investor. Indemnifications for loss or loan repurchases typically occur when, after review of the claim, we agree insufficient evidence exists to dispute the

The PNC Financial Services Group, Inc. – Form 10-K 69

investor’s claim that a breach of a loan covenant and representation and warranty has occurred, such breach has not been cured, and the effect of such breach is deemed to have had a material and adverse effect on the value of the transferred loan. Depending on the sale agreement and upon proper notice from the investor, we typically respond to home equity indemnification and repurchase requests within 60 days, although final resolution of the claim may take a longer period of time. Most home equity sale agreements do not provide for penalties or other remedies if we do not respond timely to investor indemnification or repurchase requests.

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

The following table details the unpaid principal balance of our unresolved home equity indemnification and repurchase claims at December 31, 2013 and December 31, 2012, respectively.

Table 33: Analysis of Home Equity Unresolved Asserted Indemnification and Repurchase Claims

In millions	December 31 2013	December 31 2012
Home equity loans/lines of credit:
Private investors (a)	$17	$74
(a)	Activity relates to brokered home equity loans/lines of credit sold through loan sale transactions which occurred during 2005-2007.

The table below details our home equity indemnification and repurchase claim settlement activity during 2013 and 2012.

Table 34: Analysis of Home Equity Indemnification and Repurchase Claim Settlement Activity

	2013			2012
Year ended December 31 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Home equity loans/lines of credit:
Private investors – Repurchases (d)	$9	$36	$1	$22	$18	$4
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability. Losses incurred in 2013 also include amounts for settlement payments.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Activity relates to brokered home equity loans/lines of credit sold through loan sale transactions which occurred during 2005-2007.

During 2013 and 2012, unresolved and settled investor indemnification and repurchase claims were primarily related to one of the following alleged breaches in representations and warranties: (i) misrepresentation of income, assets or employment, (ii) property evaluation or status issues (e.g., appraisal, title, etc.) or (iii) underwriting guideline violations. The lower balance of unresolved indemnification and repurchase claims at December 31, 2013 is attributed to settlement activity in 2013. The lower repurchase activity in 2013 was affected by lower claim activity and lower inventory of claims.

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

At December 31, 2013 and December 31, 2012, the liability for estimated losses on indemnification and repurchase claims for home equity loans/lines of credit was $22 million and $58 million, respectively. We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all home equity loans/lines of credit sold and outstanding as of December 31, 2013 and December 31, 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Indemnification and repurchase liabilities, which are included in Other liabilities on the Consolidated Balance Sheet, are evaluated by management on a quarterly basis. Initial recognition and subsequent adjustments to the indemnification and repurchase liability for home equity loans/lines of credit are recognized in Other noninterest income on the Consolidated Income Statement.

70 The PNC Financial Services Group, Inc. – Form 10-K

RISK MANAGEMENT

ENTERPRISE RISK MANAGEMENT

PNC encounters risk as part of the normal course of operating our business. Accordingly, we design risk management processes to help manage this risk. This Risk Management section describes our risk framework, including risk appetite and strategy, culture, governance, risk identification, controls and reporting. It also provides an analysis of our key areas of risk, which include but are not limited to credit, operational, market, liquidity and model. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section.

PNC operates within a rapidly evolving regulatory environment. Accordingly, we are actively focused on the timely adoption of regulatory pronouncements within our Enterprise Risk Management (ERM) Framework.

We view Risk Management as a cohesive combination of the following risk elements which form PNC’s ERM Framework:

RISK APPETITE AND STRATEGY

PNC dynamically manages its risk appetite to optimize long term shareholder value while supporting our employees, customers, and communities. PNC’s risk appetite represents the organization’s desired enterprise risk position, set within our risk capacity to achieve our strategic objectives and business plans. Reviewed periodically through the risk reporting and Strategic Planning processes, the risk appetite serves as an operating guide for making balanced risk decisions that support our business strategies; it will adjust over time to reflect the current and anticipated economic environment, growth objectives, risk capacity and our risk profile.

We set individual risk appetite descriptions for each of the risks within our taxonomy to support the components of the

Risk Appetite Statement. The risk appetite descriptions are qualitative and quantitative statements that reflect risk limits as defined in policy and managed through the ERM framework.

RISK CULTURE

All employees are considered risk managers, and are responsible for understanding PNC’s Risk Appetite Statement and ERM framework and how they apply to their respective roles. They are encouraged to collaborate across groups to identify and mitigate risks and elevate issues as required. PNC reinforces risk management responsibilities through a performance management system where employee performance goals include risk management objectives. Incentives for relevant employees incorporate risk management results through balanced measures of risk-adjusted performance.

Proactive communication, between groups and up to the Board of Directors, facilitates timely identification and resolution of risk issues. PNC’s multi-level risk committee structure provides a formal channel to identify, decision, and report risk. Risk committee membership includes representatives from business and risk stakeholder groups that are responsible for helping ensure risk issues are proactively identified, decisioned, monitored, communicated and managed appropriately within the enterprise risk management framework.

All PNC employees are responsible for risk management and PNC’s governance structure establishes clear roles and responsibilities for risk management throughout the organization.

RISK ORGANIZATION AND GOVERNANCE

PNC employs a comprehensive Risk Management governance structure to help ensure that risks are identified, balanced decisions are made that consider risk and return, and risks are adequately monitored and managed. Risk committees established within this governance structure provide oversight for risk management activities at the Board, corporate, and business levels. Committee composition is designed to provide effective oversight, with the risk organization having sufficient authority to influence material decisions. The Board oversees enterprise risk management of PNC for any material changes to the risk profile and periodically reviews core elements of enterprise risk including the Risk Appetite Statement and Risk Capacity, Appetite and Strategy.

We use our governance structure to assess the effectiveness of our Risk Management practices on an ongoing basis, based on how we manage our day-to-day business activities and on our development and execution of more specific strategies to mitigate risks. Specific responsibilities include:

Board of Directors – The Board oversees enterprise risk management. The Risk Committee of the Board of

The PNC Financial Services Group, Inc. – Form 10-K 71

Directors evaluates PNC’s risk appetite, management’s assessment of the enterprise risk profile, and the enterprise-wide risk structure and processes established by management to identify, measure, monitor, and manage risk. The Audit Committee of the Board also has responsibility for select areas of risk (e.g., Financial Reporting, Ethics and Internal Controls over Financial Reporting).

Corporate Committees – The corporate committees are responsible for overseeing risk standards and strategies, recommending risk limits, policies and metrics, monitoring risk exposures, reviewing risk profiles and key risk issues, and approving significant transactions and initiatives. At the management level, PNC has established several senior management-level committees to facilitate the review, evaluation, and management of risk. The management-level Executive Committee (EC) is the corporate committee that is responsible for developing enterprise-wide strategy and achieving PNC’s strategic objectives. The EC evaluates risk management, in part, by monitoring risk reporting from the other corporate committees, which are the supporting committees for EC.

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

Working Groups – Where appropriate, management will also form ad hoc groups (working groups) to address specific risk topics and report to a working committee or corporate committee. These working groups generally have a more narrow scope and may be limited in their duration.

Policies and Procedures – PNC has established risk management policies and procedures to provide direction and guidance to management and the Board of Directors. These policies and procedures are organized in a multi-tiered framework and require periodic review and approval by relevant committees within the governance structure.

Business Activities – Our businesses strive to enhance risk management and internal control processes. Integrated and comprehensive processes are designed to adequately identify, measure, manage, monitor, and report risks which may significantly impact each business.

RISK IDENTIFICATION AND QUANTIFICATION

Risk identification takes place across a variety of risk types throughout the organization. These risk types consist of, but are not limited to, credit, operational, market, liquidity and model. Risks are identified based on a balanced use of analytical tools and management judgment for both on- and off-balance sheet exposures. Our governance structure supports risk identification by facilitating assessment of key risk issues, emerging risks, and idiosyncratic risks and implementation of mitigation strategies as appropriate. These risks are prioritized based on quantitative and qualitative analysis and assessed against the risk appetite. Multiple tools and approaches are used to help identify and prioritize risks, including Key Risk Indicators (KRIs), Key Performance Indicators (KPIs), Risk Control and Self-Assessments (RCSAs), scenario analysis, stress testing, special investigations and controls.

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

RISK CONTROL AND LIMITS

PNC uses a multi-tiered risk policy, procedure, and committee charter framework to provide direction and guidance for identifying, decisioning, monitoring, communicating and managing risk, including appropriate processes to escalate control parameter exceptions when applicable.

Risk controls and limits provide the linkage between PNC’s Risk Appetite Statement and the risk taking activities of our businesses. Risk Limits are quantitative measures, including forward looking assumptions, which allocate the firm’s aggregate risk appetite statement to lines of business and functional risk areas. They are established within policy across risk categories and are embedded within each risk appetite description.

When setting risk limits, PNC considers major risks, aligns with the established risk appetite, balances risk-reward, leverages analytics, and adjusts limits in a timely manner in response to changes in internal and external environments. Quantitative and qualitative operating guidelines support risk limits and serve as an early warning system for potential violations of the limits. These operating guidelines trigger mitigation strategies and management escalation protocols if limits are breached.

72 The PNC Financial Services Group, Inc. – Form 10-K

PNC’s control structure is balanced in terms of efficiency and effectiveness with the risks that we are willing to take, as defined by our risk appetite. Controls are in place across the risk taxonomy to monitor established risk limits.

RISK MONITORING AND REPORTING

PNC uses similar tools to monitor and report risk as when performing Risk Identification. These tools include KRIs, KPIs, RCSAs, scenario analysis, stress testing, special investigations and controls.

The risk identification and quantification processes, the risk control and limits reviews, and the tools used for risk monitoring provide the basis for risk reporting. The objective of risk reporting is comprehensive risk aggregation and transparent communication of aggregated risks, as well as mitigation strategies, to the Risk Committee of the Board of Directors, Corporate Committees, Working Committees and other designated parties for effective decision making.

Risk reports are produced at the line of business level, functional risk level and the enterprise level. The enterprise level risk report aggregates risks identified in the functional and business reports to define the enterprise risk profile. The enterprise risk profile is a point-in-time assessment of enterprise risk. The risk profile represents PNC’s overall risk position in relation to the desired enterprise risk appetite and overall risk capacity. The determination of the enterprise risk profile is based on analysis of quantitative reporting of risk limits and other measures along with qualitative assessments. Quarterly aggregation of our risk profile enables a clear view of our risk level relative to our quantitative risk appetite and overall risk capacity. The enterprise level report is provided through the governance structure to the Board of Directors.

CREDIT RISK MANAGEMENT

Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks. Our processes for managing credit risk are embedded in PNC’s risk culture and in our decision-making processes using a systematic approach whereby credit risks and related exposures are: identified and assessed, managed through specific policies and processes, measured and evaluated against our risk tolerance and credit concentration limits, and reported, along with specific mitigation activities, to management and the Board through our governance structure.

ASSET QUALITY OVERVIEW

Asset quality trends in 2013, which include the impact of alignment with interagency supervisory guidance during the first quarter of 2013, improved from December 31, 2012.

•

Nonperforming assets decreased from $3.8 billion at December 31, 2012 to $3.5 billion as of December 31, 2013 mainly due to a reduction in total commercial nonperforming loans, primarily related to commercial real estate. OREO also added to the decline in nonperforming assets due to an increase in sales. Overall consumer nonperforming loans increased $264 million due to the impact from the alignment with interagency supervisory guidance for loans and lines of credit related to consumer loans which resulted in $426 million of loans being classified as nonperforming in the first quarter of 2013. This increase was partially offset by a decrease in nonperforming consumer troubled debt restructurings as more loans returned to performing status upon achieving six months of performance under the restructured terms and other consumer nonperforming loans principal activity.

•

Overall loan delinquencies of $2.5 billion decreased $1.3 billion, or 33%, from year-end 2012 levels. The reduction was largely due to a reduction in accruing government insured residential real estate loans past due 90 days or more of approximately $830 million, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution. Additionally, there was a decline in total consumer loan delinquencies of $395 million during the first quarter of 2013, pursuant to alignment with interagency supervisory guidance whereby loans were moved from various delinquency categories to either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing, or charged off.

•

Net charge-offs were $1.1 billion in 2013, down from net charge-offs of $1.3 billion in 2012, due to improving credit quality throughout the year, which was partially offset by the impact of alignment with interagency supervisory guidance in the first quarter of 2013 which increased charge-offs.

•

Provision for credit losses in 2013 declined to $643 million compared with $987 million in 2012. The decline in the comparisons was driven primarily by overall credit quality improvement, which included improvement in expected cash flows for our purchased impaired loan portfolio. Increasing value of residential real estate is among the factors contributing to improved credit quality.

•	The level of ALLL decreased to $3.6 billion at December 31, 2013 from $4.0 billion at December 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-K 73

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

NONPERFORMING ASSETS, INCLUDING OREO AND FORECLOSED ASSETS

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report. The major categories of nonperforming assets are presented in Table 35.

In the first quarter of 2013, we completed our alignment of certain nonaccrual and charge-off policies consistent with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending. This alignment primarily related to (i) subordinate consumer loans (home equity loans and lines of credit and residential mortgages) where the first-lien loan was 90 days or more past due, (ii) government guaranteed loans where the guarantee may not result in collection of substantially all contractual principal and interest and (iii) certain loans with borrowers in or discharged from bankruptcy. In the first quarter of 2013, nonperforming loans increased by $426 million and net charge-offs increased by $134 million as a result of completing the alignment of the aforementioned policies. Additionally, overall delinquencies decreased $395 million due to loans now being reported as either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing or having been charged off. Certain consumer nonperforming loans were charged-off to the respective collateral value less costs to sell, and any associated allowance at the time of charge-off was reduced to zero. Therefore, the charge-off activity resulted in a reduction to the allowance. As the interagency guidance was adopted, incremental provision for credit losses was recorded if the related loan charge-off exceeded the associated allowance. Consumer provision for credit losses declined versus prior year as overall improvement in credit quality, which was favorably impacted by higher residential real estate prices, more than offset any increase in provision from the alignment with interagency guidance. Subsequent declines in collateral value for these loans will result in additional charge-offs to maintain recorded investment at collateral value less costs to sell. The impact of the alignment of the policies was considered in our reserving process in the determination of our ALLL at December 31, 2012. See Tables 35, 37, 38, 39, 40 and 46 for additional information.

At December 31, 2013, TDRs included in nonperforming loans were $1.5 billion, or 49%, of total nonperforming loans compared to $1.6 billion, or 49%, of total nonperforming loans as of December 31, 2012. Within consumer nonperforming loans, residential real estate TDRs comprise 59% of total residential real estate nonperforming loans at December 31, 2013, down from 64% at December 31, 2012. Home equity TDRs comprise 54% of home equity nonperforming loans at December 31, 2013, down from 70% at December 31, 2012. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

At December 31, 2013, our largest nonperforming asset was $36 million in the Real Estate, Rental and Leasing Industry and our average nonperforming loans associated with commercial lending were under $1 million. Nine of the ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 13% and 4% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of December 31, 2013.

74 The PNC Financial Services Group, Inc. – Form 10-K

Table 35: Nonperforming Assets By Type

In millions	December 31 2013	December 31 2012
Nonperforming loans
Commercial lending
Commercial
Retail/wholesale trade	$57	$61
Manufacturing	58	73
Service providers	108	124
Real estate related (a)	124	178
Financial services	7	9
Health care	19	25
Other industries	84	120
Total commercial	457	590
Commercial real estate
Real estate projects (b)	436	654
Commercial mortgage	82	153
Total commercial real estate	518	807
Equipment lease financing	5	13
Total commercial lending	980	1,410
Consumer lending (c)
Home equity (d)	1,139	951
Residential real estate
Residential mortgage (d)	890	824
Residential construction	14	21
Credit card	4	5
Other consumer (d)	61	43
Total consumer lending	2,108	1,844
Total nonperforming loans (e)	3,088	3,254
OREO and foreclosed assets
Other real estate owned (OREO) (f)	360	507
Foreclosed and other assets	9	33
Total OREO and foreclosed assets	369	540
Total nonperforming assets	$3,457	$3,794
Amount of commercial lending nonperforming loans contractually current as to remaining principal and interest	$266	$342
Percentage of total commercial lending nonperforming loans	27%	24%
Amount of TDRs included in nonperforming loans	$1,511	$1,589
Percentage of total nonperforming loans	49%	49%
Nonperforming loans to total loans	1.58%	1.75%
Nonperforming assets to total loans, OREO and foreclosed assets	1.76	2.04
Nonperforming assets to total assets	1.08	1.24
Allowance for loan and lease losses to total nonperforming loans (g)	117	124
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(d)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, nonperforming home equity loans increased $214 million, nonperforming residential mortgage loans increased $187 million and nonperforming other consumer loans increased $25 million. Charge-offs were taken on these loans where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $134 million.
(e)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(f)	OREO excludes $245 million and $380 million at December 31, 2013 and December 31, 2012, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the FHA or guaranteed by the VA.
(g)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

The PNC Financial Services Group, Inc. – Form 10-K 75

Table 36 : OREO and Foreclosed Assets

In millions	December 31 2013	December 31 2012
Other real estate owned (OREO):
Residential properties	$164	$167
Residential development properties	74	135
Commercial properties	122	205
Total OREO	360	507
Foreclosed and other assets	9	33
Total OREO and foreclosed assets	$369	$540

Total OREO and foreclosed assets decreased $171 million during 2013 from $540 million at December 31, 2012, to $369 million at December 31, 2013 and is 11% of total nonperforming assets at December 31, 2013. As of December 31, 2013 and December 31, 2012, 44% and 31%, respectively, of our OREO and foreclosed assets were comprised of 1-4 family residential properties. The lower level of OREO and foreclosed assets was driven mainly by continued strong sales activity offset slightly by an increase in foreclosures. Excluded from OREO at December 31, 2013 and December 31, 2012, respectively, was $245 million and $380 million of residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the FHA or guaranteed by the VA.

Table 37: Change in Nonperforming Assets

In millions	2013	2012
January 1	$3,794	$4,156
New nonperforming assets (a)	3,343	3,648
Charge-offs and valuation adjustments (b)	(1,002)	(1,218)
Principal activity, including paydowns and payoffs	(1,016)	(1,812)
Asset sales and transfers to loans held for sale	(492)	(610)
Returned to performing status	(1,170)	(370)
December 31	$3,457	$3,794
(a)	New nonperforming assets include $560 million of loans added in the first quarter of 2013 due to the alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending.
(b)	Charge-offs and valuation adjustments include $134 million of charge-offs added in the first quarter of 2013 due to the alignment with interagency supervisory guidance discussed in footnote (a) above.

The table above presents nonperforming asset activity during 2013 and 2012. Nonperforming assets decreased $337 million from $3.8 billion at December 31, 2012, driven primarily by a decrease in commercial lending nonperforming loans, an increase in consumer loans returning to performing and principal activity within consumer, along with an increase in sales of OREO, partially offset by increases in consumer lending nonperforming loans due to alignment with interagency supervisory guidance in the first quarter of 2013. Approximately 87% of total nonperforming loans are secured by collateral which would be expected to reduce credit losses and require less reserve in the event of default, and 27% of commercial lending nonperforming loans are contractually current as to both principal and interest obligations. As of December 31, 2013, commercial lending nonperforming loans are carried at approximately 64% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on these loans.

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

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased from $1.4 billion at December 31, 2012, to $1.0 billion at December 31, 2013. The reduction in consumer lending early stage delinquencies was mainly due to the alignment with interagency supervisory guidance in the first quarter of 2013 whereby such loans were classified as either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing, or charged off. Commercial lending early stage delinquencies declined due to improving credit quality. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding our nonperforming loan and nonaccrual policies.

76 The PNC Financial Services Group, Inc. – Form 10-K

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, and/or are in the process of collection, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines. These loans decreased $.9 billion, or 37%, from $2.4 billion at December 31, 2012, to $1.5 billion at December 31, 2013, mainly due to a decline in government insured residential real estate loans of $.8 billion, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution. Additionally, late stage delinquencies decreased $.3 billion due to the alignment with interagency supervisory guidance in the first quarter of 2013 in which loans were moved to either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing, or charged-off. The following tables display the delinquency status of our loans at December 31, 2013 and December 31, 2012. Additional information regarding accruing loans past due is included in Note 5 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Table 38: Accruing Loans Past Due 30 To 59 Days (a)(b)

Dollars in millions	Amount		Percentage of Total Outstandings
	December 31 2013	December 31 2012	December 31 2013	December 31 2012
Commercial	$81	$115	.09%	.14%
Commercial real estate	54	100	.25	.54
Equipment lease financing	31	17	.41	.23
Home equity	86	117	.24	.33
Residential real estate
Non government insured	112	151	.74	.99
Government insured	105	127	.70	.83
Credit card	29	34	.66	.79
Other consumer
Non government insured	62	65	.28	.30
Government insured	154	193	.68	.90
Total	$714	$919	.37	.49
(a)	See note (a) at Table 40: Accruing Loans Past Due 90 Days Or More.
(b)	See note (b) at Table 40: Accruing Loans Past Due 90 Days Or More.

Table 39: Accruing Loans Past Due 60 To 89 Days (a)(b)

	Amount		Percentage of Total Outstandings
Dollars in millions	December 31 2013	December 31 2012	December 31 2013	December 31 2012
Commercial	$20	$55	.02%	.07%
Commercial real estate	11	57	.05	.31
Equipment lease financing	2	1	.03	.01
Home equity	34	58	.09	.16
Residential real estate
Non government insured	30	49	.20	.32
Government insured	57	97	.38	.64
Credit card	19	23	.43	.53
Other consumer
Non government insured	18	21	.08	.10
Government insured	94	110	.42	.51
Total	$285	$471	.15	.25
(a)	See note (a) at Table 40: Accruing Loans Past Due 90 Days Or More.
(b)	See note (b) at Table 40: Accruing Loans Past Due 90 Days Or More.

The PNC Financial Services Group, Inc. – Form 10-K 77

Table 40: Accruing Loans Past Due 90 Days Or More (a)(b)

	Amount		Percentage of Total Outstandings
Dollars in millions	December 31 2013	December 31 2012	December 31 2013	December 31 2012
Commercial	$42	$42	.05%	.05%
Commercial real estate	2	15	.01	.08
Equipment lease financing		2		.03
Residential real estate
Non government insured	35	46	.23	.30
Government insured	1,025	1,855	6.80	12.17
Credit card	34	36	.77	.84
Other consumer
Non government insured	14	18	.06	.08
Government insured	339	337	1.50	1.57
Total	$1,491	$2,351	.76	1.26
(a)	Amounts in table represent recorded investment.
(b)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, accruing consumer loans past due 30 – 59 days decreased $44 million, accruing consumer loans past due 60 – 89 days decreased $36 million and accruing consumer loans past due 90 days or more decreased $315 million, of which $295 million related to residential real estate government insured loans. As part of this alignment, these loans were moved into nonaccrual status.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $.2 billion at both December 31, 2013 and December 31, 2012.

HOME EQUITY LOAN PORTFOLIO

Our home equity loan portfolio totaled $36.4 billion as of December 31, 2013, or 19% of the total loan portfolio. Of that total, $21.7 billion, or 60%, was outstanding under primarily variable-rate home equity lines of credit and $14.7 billion, or 40%, consisted of closed-end home equity installment loans. Approximately 3% of the home equity portfolio was on nonperforming status as of December 31, 2013.

As of December 31, 2013, we are in an originated first lien position for approximately 49% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. Historically, we have originated and sold first lien residential real estate mortgages, which resulted in a low percentage of home equity loans where we hold the first lien mortgage position. The remaining 49% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

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

In establishing our ALLL for non-impaired loans, we utilize a delinquency roll-rate methodology for pools of loans. In accordance with accounting principles, under this methodology, we establish our allowance based upon incurred losses and not lifetime expected losses. We also consider the incremental expected losses when home equity lines of credit transition from interest-only products to principal and interest products in establishing our ALLL. The roll-rate methodology estimates transition/roll of loan balances from one delinquency state (e.g., 30-59 days past due) to another delinquency state (e.g., 60-89 days past due) and ultimately to charge-off. The roll through to

78 The PNC Financial Services Group, Inc. – Form 10-K

charge-off is based on PNC’s actual loss experience for each type of pool. Since a pool may consist of first and second liens, the charge-off amounts for the pool are proportionate to the composition of first and second liens in the pool. Our experience has been that the ratio of first to second lien loans has been consistent over time and is appropriately represented in our pools used for roll-rate calculations.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest. The risk associated with our home equity lines of credit end of period draw dates is considered in establishing our ALLL. Based upon outstanding balances at December 31, 2013, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 41: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
2014	$1,768	$450
2015	1,829	625
2016	1,521	485
2017	2,738	659
2018	1,206	894
2019 and thereafter	3,848	4,562
Total (a)(b)	$12,910	$7,675
(a)	Includes all home equity lines of credit that mature in 2014 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes approximately $185 million, $193 million, $54 million, $63 million, $47 million and $561 million of home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, with draw periods scheduled to end in 2014, 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively.

We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments.

Based upon outstanding balances, and excluding purchased impaired loans, at December 31, 2013, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3.65% were 30-89 days past due and approximately 5.49% were 90 days or more past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include a loss mitigation loan modification resulting in a loan that is classified as a TDR.

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

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our customers’ needs while mitigating credit losses. Table 42 provides the number of accounts and unpaid principal balance of modified consumer real estate related loans and Table 43 provides the number of accounts and unpaid principal balance of modified loans that were 60 days or more past due as of six months, nine months, twelve months and fifteen months after the modification date.

The PNC Financial Services Group, Inc. – Form 10-K 79

Table 42: Consumer Real Estate Related Loan Modifications

	December 31, 2013		December 31, 2012
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	6,683	$539	9,187	$785
Permanent Modifications	11,717	889	7,457	535
Total home equity	18,400	1,428	16,644	1,320
Residential Mortgages
Permanent Modifications (a)	7,397	1,445	9,151	1,702
Non-Prime Mortgages
Permanent Modifications	4,400	621	4,449	629
Residential Construction
Permanent Modifications (a)	2,260	763	1,735	734
Total Consumer Real Estate Related Loan Modifications	32,457	$4,257	31,979	$4,385
(a)	Certain unpaid principal balance amounts at December 31, 2012 were updated during the fourth quarter of 2013 to include $151 million of deferred balances previously excluded.

Table 43: Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months		Fifteen Months
December 31, 2013 Dollars in thousands	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity
Second Quarter 2013	25	2.0%							$2,802
First Quarter 2013	36	2.9	47	3.8%					3,546
Fourth Quarter 2012	38	3.0	50	4.0	63	5.0%			6,157
Third Quarter 2012	46	2.9	73	4.5	97	6.0	110	6.8%	9,452
Second Quarter 2012	35	2.0	59	3.3	73	4.1	93	5.2	5,899
Residential Mortgages
Second Quarter 2013	136	16.4							24,057
First Quarter 2013	133	16.3	186	22.9					30,918
Fourth Quarter 2012	121	16.5	204	27.9	235	32.1			39,605
Third Quarter 2012	196	20.4	234	24.3	299	31.1	318	33.0	53,296
Second Quarter 2012	149	14.8	259	25.8	267	26.6	294	29.3	40,784
Non-Prime Mortgages
Second Quarter 2013	25	19.2							4,962
First Quarter 2013	12	14.8	12	14.8					1,735
Fourth Quarter 2012	23	20.2	28	24.6	30	26.3			4,058
Third Quarter 2012	27	19.4	34	24.5	36	25.9	41	29.5	6,391
Second Quarter 2012	34	18.4	51	27.6	59	31.9	68	36.8	7,702
Residential Construction
Second Quarter 2013	3	1.5							532
First Quarter 2013	2	1.1	6	3.4					1,803
Fourth Quarter 2012	2	1.1	4	2.2	6	3.4			886
Third Quarter 2012	3	1.3	1	0.4	6	2.6	8	3.5	1,390
Second Quarter 2012 (d)	–	–	1	0.8	1	0.8	2	1.7	354
Temporary Modifications
Home Equity
Second Quarter 2013	12	15.8%							$1,016
First Quarter 2013	2	2.4	9	10.7%					476
Fourth Quarter 2012	4	4.0	13	12.9	17	16.8%			1,113
Third Quarter 2012	17	10.8	23	14.7	33	21.0	33	21.0%	2,439
Second Quarter 2012	28	9.9	34	12.0	45	15.9	54	19.1	4,560

(continued on following page)

80 The PNC Financial Services Group, Inc. – Form 10-K

(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarters ending June 30, 2012 through June 30, 2013 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status. Accounts that are no longer 60 days or more delinquent, or were re-modified since prior period, are removed from re-default status in the period they are cured or re-modified.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects December 31, 2013 unpaid principal balances of the re-defaulted accounts for the Second Quarter 2013 Vintage at Six Months, for the First Quarter 2013 Vintage at Nine Months, for the Fourth Quarter 2012 Vintage at Twelve Months, and for the Third Quarter 2012 and prior Vintages at Fifteen Months.
(d)	There were no Residential Construction modified loans which became six months past due in the third quarter of 2012.

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

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of December 31, 2013 and December 31, 2012, 5,834 accounts with a balance of $.9 billion and 4,188 accounts with a balance of $.6 billion, respectively, of residential real estate loans had been modified under HAMP and were still outstanding on our balance sheet.

We do not re-modify a defaulted modified loan except for subsequent significant life events, as defined by the OCC. A modified loan continues to be classified as a TDR for the remainder of its term regardless of subsequent payment performance.

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

Beginning in 2010, we established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of December 31, 2013 and December 31, 2012, $47 million and $68 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $16 million and $24 million have been determined to be TDRs as of December 31, 2013 and December 31, 2012.

The PNC Financial Services Group, Inc. – Form 10-K 81

TROUBLED DEBT RESTRUCTURINGS

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. For the twelve months ended December 31, 2013, $2.3 billion of loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans, were excluded from the TDR population. The comparable amount for the twelve months ended December 31, 2012 was $3.1 billion.

Table 44: Summary of Troubled Debt Restructurings

In millions	December 31 2013	December 31 2012
Consumer lending:
Real estate-related	$1,939	$2,028
Credit card	166	233
Other consumer	56	57
Total consumer lending	2,161	2,318
Total commercial lending	578	541
Total TDRs	$2,739	$2,859
Nonperforming	$1,511	$1,589
Accruing (a)	1,062	1,037
Credit card	166	233
Total TDRs	$2,739	$2,859
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

Total TDRs decreased $120 million, or 4%, during 2013. Nonperforming TDRs totaled $1.5 billion, which represents approximately 49% of total nonperforming loans.

TDRs that are performing (accruing) are excluded from nonperforming loans. Generally, these loans have been returned to performing status as the borrowers are performing under the restructured terms for at least six consecutive months. These TDRs increased $25 million, or 2%, during 2013 to $1.1 billion as of December 31, 2013. This increase reflects the further seasoning and performance of the TDRs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status. See Note 5 Asset Quality in the Notes To Consolidated Financial Statements in this Report for additional information.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $1.1 billion in net charge-offs for 2013, compared to $1.3 billion for 2012. Commercial lending net charge-offs decreased from $359 million in 2012 to $249 million in 2013. Consumer lending net charge-offs decreased from $930 million in 2012 to $828 million in 2013.

Table 45: Loan Charge-Offs And Recoveries

Year ended December 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans
2013
Commercial	$395	$248	$147	.17%
Commercial real estate	203	93	110	.57
Equipment lease financing	8	16	(8)	(.11)
Home equity	486	73	413	1.14
Residential real estate	133	4	129	.86
Credit card	178	22	156	3.75
Other consumer	185	55	130	.60
Total	$1,588	$511	$1,077	.57
2012
Commercial	$474	$300	$174	.23%
Commercial real estate	314	115	199	1.10
Equipment lease financing	16	30	(14)	(.21)
Home equity	560	61	499	1.41
Residential real estate	110	(1)	111	.72
Credit card	200	26	174	4.26
Other consumer	196	50	146	.72
Total	$1,870	$581	$1,289	.73

For 2013, gross charge-offs were $1.6 billion and net charge-offs to average loans was 0.57%, and included charge-offs of $134 million taken pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013.

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

82 The PNC Financial Services Group, Inc. – Form 10-K

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

Our commercial pool reserve methodology is sensitive to changes in key risk parameters such as PD and LGD. The results of these parameters are then applied to the loan balance and unfunded loan commitments and letters of credit to determine the amount of the respective reserves. Our PDs and LGDs are primarily determined using internal commercial loan loss data. This internal data is supplemented with third-party data and management judgment, as deemed necessary. We continue to evaluate and enhance our use of internal commercial loss data and will periodically update our PDs and LGDs, as well as consider third-party data, regulatory guidance and management judgment. In general, a given change in any of the major risk parameters will have a corresponding change in the pool reserve allocations for non-impaired commercial loans. To illustrate, if we increase the pool reserve LGD by 5% for all categories of non-impaired commercial loans at December 31, 2013, then the aggregate of the ALLL and allowance for unfunded loan commitments and letters of credit would increase by $73 million.

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At December 31, 2013, we had established reserves of $1.0 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition. See Note 6 Purchased Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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

We refer you to Note 5 Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information on certain key asset quality indicators that we use to evaluate our portfolio and establish the allowances.

The PNC Financial Services Group, Inc. – Form 10-K 83

Table 46: Allowance for Loan and Lease Losses

Dollars in millions	2013	2012
January 1	$4,036	$4,347
Total net charge-offs	(1,077)	(1,289)
Provision for credit losses	643	987
Net change in allowance for unfunded loan commitments and letters of credit	8	(10)
Other	(1)	1
December 31	$3,609	$4,036
Net charge-offs to average loans (for the year ended) (a)	.57%	.73%
Allowance for loan and lease losses to total loans	1.84	2.17
Commercial lending net charge-offs	$(249)	$(359)
Consumer lending net charge-offs	(828)	(930)
Total net charge-offs	$(1,077)	$(1,289)
Net charge-offs to average loans (for the year ended)
Commercial lending	.22%	.35%
Consumer lending (a)	1.07	1.24
(a)	Includes charge-offs of $134 million taken pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013.

The provision for credit losses totaled $643 million for 2013 compared to $987 million for 2012. The primary driver of the decrease to the provision was improved overall credit quality, including improved commercial loan risk factors, lower consumer loan delinquencies and improvements in expected cash flows for our purchased impaired loans. For 2013, the provision for commercial lending credit losses decreased by $102 million, or 74%, from 2012. The provision for consumer lending credit losses decreased $242 million, or 29%, from 2012.

At December 31, 2013, total ALLL to total nonperforming loans was 117%. The comparable amount for December 31, 2012 was 124%. These ratios are 72% and 79%, respectively, when excluding the $1.4 billion and $1.5 billion, respectively, of ALLL at December 31, 2013 and December 31, 2012 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted based on our estimate of expected cash flows and additional allowance is recorded when these cash flows are below recorded investment. See Table 35 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, charge-offs and changes in aggregate portfolio balances. During 2013, improving asset quality trends, including, but not limited to, delinquency status and improving economic conditions, realization of previously estimated losses through charge-offs, including the impact of alignment with interagency guidance and overall portfolio growth, combined to result in the ALLL balance declining $.4 billion, or 11% to $3.6 billion as of December 31, 2013 compared to December 31, 2012.

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

PNC’s Operational Risk Management is inclusive of Technology Risk Management, Compliance and Business Continuity Risk. Operational Risk Management focuses on balancing business needs, regulatory expectations and risk management priorities through an adaptive and proactive program that is designed to provide a strong governance model, sound and consistent risk management processes and transparent operational risk reporting across the enterprise.

The PNC Board determines the strategic approach to operational risk via establishment of the operational risk appetite and appropriate risk management structure. This includes establishment of risk metrics and limits and a reporting structure to identify, understand and manage operational risks.

Executive Management has responsibility for operational risk management. The executive management team is responsible for monitoring significant risks, key controls and related issues through management reporting and a governance structure of risk committees and sub-committees.

Within Risk Management, Operational Risk Management functions are responsible for developing and maintaining the

84 The PNC Financial Services Group, Inc. – Form 10-K

policies, methodologies, tools, and technology utilized across the enterprise to identify, assess, monitor, and report operational risks, including compliance risk. A key function of Operational Risk Management is to ensure business units’ alignment with the Operational Risk Management framework and to independently challenge results and overall program effectiveness.

Business Unit management is responsible for the day-to-day management of operational risks inherent in the products, services, and activities for which they are responsible. Business Unit management is also responsible for adhering to PNC’s enterprise-wide operational risk management policies and procedures including regularly identifying, measuring, and monitoring operational risks in their respective areas, as well as capturing, analyzing and reporting operational risk events.

Management of operational risk is based upon a comprehensive framework designed to enable the company to determine the enterprise and individual business unit’s operational risk profile in comparison to the established risk appetite and identify operational risks that may require further mitigation. This framework is established around a set of enterprise-wide policies and a system of internal controls that are designed to manage risk and to provide management with timely and accurate information about the operations of PNC. This framework employs a number of techniques to manage operational risk, including:

•

RCSAs that are performed at least annually across PNC’s businesses, processes, systems and products. RCSA methodology is a standard process for management to document and assess operational risks, evaluate key control design and operating effectiveness, and determine if control enhancements are required,

•

A Scenario Analysis program that is leveraged to proactively evaluate operational risks with the potential for severe business, financial, operational or regulatory impact on the company or a major business unit. This methodology leverages standard processes and tools to evaluate a wide range of business and operational risks encompassing both external and internal events relevant to the company. Based upon scenario analysis conclusions, management may implement additional controls or risk management activities to reduce exposure to an acceptable level,

•

A KRI framework that allows management to proactively monitor and assess shifts in operational risk exposure or key control effectiveness compared to expectations and thresholds. Enterprise-level KRIs are in place to monitor exposure across the different inherent operational risk types, including compliance risk. Business-specific KRIs are established in support of the individual risk and control self assessments, and

•	Operational loss events as well as technology and operational breakdowns that do not result in direct loss (near miss events) across the enterprise are

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

We continue to refine our methodology to estimate capital requirements for operational risk using a proprietary version of an Advanced Measurement Approach (AMA). Under the AMA approach, the results of the program elements described above are key inputs directly incorporated into the capital calculation methodology.

Risk professionals from Operational Risk, Technology Risk Management, Compliance and Legal work closely with business areas to evaluate risks and challenge that appropriate key controls are established prior to the introduction of new or enhanced products, services and technologies. These risk professionals also challenge Business Units’ design and implementation of mitigation strategies to address risks and issues identified through ongoing assessment and monitoring activities.

PNC’s Technology Risk Management (TRM) program is aligned with the operational risk framework. Technology risk represents the risk associated with the use, ownership, operation, involvement, influence and adoption of technology within an enterprise. Management of technology risk is embedded into the culture and decision making processes of PNC through an information and technology risk management framework designed to help ensure secure, sound, and compliant IT systems and infrastructure in support of business strategies and goals. The management of technology risk is a core business skill and an integral part of day-to-day activity. Managers and staff at all levels are responsible for applying risk management policies, procedures, and strategies in their areas of responsibility. PNC’s TRM function supports enterprise management of technology risk by independently assessing technology and information security risks, and by serving in an oversight role by measuring, monitoring, and challenging enterprise technology capabilities. Specifically, Technology Risk Management has the following objectives:

•	A sound control infrastructure is in place to effectively manage technology risks to help drive informed business decisions,
•	Technology risks related to ongoing business and operational activities are identified, assessed, and monitored,
•	Technology risks related to new key initiatives are assessed and appropriately managed, and
•	Emerging technology risks are monitored and assessed to verify their potential impact to PNC’s overall risk profile.

Our business continuity risk (BCR) program provides governance and oversight of PNC’s enterprise wide business

The PNC Financial Services Group, Inc. – Form 10-K 85

continuity management (BCM) program. BCM manages the organization’s capabilities to provide services in the case of an event resulting in material disruption of business activities affecting our people, facilities, technology, or suppliers. The BCM program leads the efforts to identify and mitigate internal and external business disruptive threats to PNC through effective resiliency as well as recovery planning and testing. Prioritization of investments in people, processes, technology and facilities is based on business process criticality, likelihood of events, and business risk. A testing program validates our resiliency and recovery capabilities on an ongoing basis, and an integrated governance model is designed to help assure appropriate management reporting. The BCR function serves as a second line of defense conducting various activities to challenge the policies, processes, and elements of the business continuity program. These activities include performing policy gap analysis as well as conducting quality control risk assessments which provide an independent review of the viability, correctness, and effectiveness of various areas and elements of the BCM program.

Enterprise Compliance is responsible for coordinating the compliance risk component of PNC’s Operational Risk framework. Compliance issues are identified and tracked through enterprise-wide monitoring and tracking programs. Key compliance risk issues are escalated through a comprehensive risk reporting process at both a business and enterprise level and incorporated, as appropriate, into the development and assessment of the firm’s operational risk profile. The Compliance, Conflicts & Ethics Policy Committee, chaired by the Chief Compliance Officer, provides oversight for compliance, conflicts and ethics programs and strategies across PNC. This committee also oversees the compliance processes related to fiduciary and investment risk. In order to help understand, and where appropriate, proactively address emerging regulatory issues, Enterprise Compliance communicates regularly with various regulators with supervisory or regulatory responsibilities with respect to PNC, its subsidiaries or businesses and participates in forums focused on regulatory and compliance matters in the financial services industry.

PNC monitors and manages insurable risks through a combination of risk mitigation, retention and transfer consistent with the organization’s risk philosophy. PNC uses insurance where appropriate to mitigate the effects of operational risk events. PNC self-insures select risks through its wholly-owned captive insurance company Alpine Indemnity Limited.

Insurance decisions and activities are led by PNC’s Corporate Insurance Group. The alignment of Corporate Insurance within the enterprise risk management governance structure facilitates increased cross-functional integration and engagement, and is a primary governance strategy. Management holds regular meetings with the lines of business regarding risk evaluation and the utilization of insurance as a risk transfer technique. Furthermore, Corporate Insurance management and the Insurance Risk Committee have primary oversight of reporting insurance related activities through a governance structure that allows management to fully vet risk information.

PNC, through a subsidiary company, Alpine Indemnity Limited, provides insurance coverage for select corporate programs. PNC’s risks associated with its participation as an insurer for these programs are mitigated through policy limits and annual aggregate limits. Decisions surrounding PNC’s retention of its operating risks through deductibles or captive participation are made in conjunction with the Insurance Risk Committee.

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

The Model Risk Management Group is responsible for policies and procedures describing how model risk is evaluated and managed, and the application of the governance process to implement these practices throughout the enterprise. The Model Risk Management Committee, a subcommittee of the Enterprise Risk Management Committee, oversees all aspects of model risk, including PNC’s compliance with regulatory requirements, and approves exceptions to policy when appropriate.

To better manage our business, our practices around the use of models, and to comply with regulatory guidance and requirements, we have policies and procedures in place that define our governance processes for assessing and controlling model risk. These processes focus on identifying, reporting

86 The PNC Financial Services Group, Inc. – Form 10-K

and remediating any problems with the soundness, accuracy, improper use or operating environment of our models. We recognize that models must be monitored over time to ensure their continued accuracy and functioning, and our policies also address the type and frequency of monitoring that is appropriate according to the importance of each model.

There are a number of practices we undertake to identify and control model risk. A primary consideration is that models be well understood by those who use them as well as by other parties. Our policies require detailed written model documentation for significant models to assist in making their use transparent and understood by users, independent reviewers, and regulatory and auditing bodies. The documentation must include details on the data and methods used to develop each model, assumptions utilized within the model, an assessment of model performance and a description of model limitations and circumstances in which a model should not be relied upon.

Our modeling methods and data are reviewed by independent model reviewers not involved in the development of the model to identify possible errors or areas where the soundness of the model could be in question. Issues identified by the independent reviewer are tracked and reported using our existing governance structure until the issue has been fully remediated.

It is important that models operate in a controlled environment where access to code or the ability to make changes is limited to those who are authorized. Additionally, proper back-up and recovery mechanisms are needed for the ongoing functioning of models. Our use of independent model control reviewers aids in the evaluation of the existing control mechanisms to help ensure that controls are appropriate and are functioning properly.

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

Management monitors liquidity through a series of early warning indicators that may indicate a potential market, or PNC-specific, liquidity stress event. In addition, management performs a set of liquidity stress tests over multiple time horizons with varying levels of severity and maintains a contingency funding plan to address a potential stress event.

In the most severe liquidity stress simulation, we assume that PNC’s liquidity position is under pressure, while the market in general is under systemic pressure. The simulation considers, among other things, the impact of restricted access to both secured and unsecured external sources of funding, accelerated run-off of customer deposits, valuation pressure on assets and heavy demand to fund contingent obligations. Risk limits are established within our Enterprise Capital and Liquidity Management Policy. Management’s Asset and Liability Committee and the Board of Directors’ Risk Committee regularly review compliance with the established limits.

Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet our parent company obligations over the succeeding 24-month period. Risk limits for parent company liquidity are established within our Enterprise Capital and Liquidity Management Policy. Management’s Asset and Liability Committee and the Board of Directors’ Risk Committee regularly review compliance with the established limits.

BANK LEVEL LIQUIDITY – USES

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of December 31, 2013, there were approximately $11.1 billion of bank borrowings with contractual maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. See the Bank Level Liquidity – Sources section below.

On March 15, 2013 we redeemed $375 million of REIT preferred securities issued by PNC Preferred Funding Trust III with a current distribution rate of 8.7%.

BANK LEVEL LIQUIDITY – SOURCES

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Total deposits increased to $220.9 billion at December 31, 2013 from $213.1 billion at December 31, 2012, primarily driven by growth in transactions deposits, partially offset by lower retail certificates of deposit. Assets determined by PNC to be liquid (liquid assets) and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At December 31, 2013, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $17.2 billion and securities available for sale totaling $48.6 billion. Of our total liquid assets of $65.8 billion, we

The PNC Financial Services Group, Inc. – Form 10-K 87

had $18.8 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities.

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

In 2004, PNC Bank, N.A. was authorized by its Board to offer up to $20 billion in senior and subordinated unsecured debt obligations with maturities of more than nine months. Through December 31, 2013, PNC Bank, N.A. had issued $18.9 billion of debt under this program including the following during 2013:

•

$750 million of fixed rate senior notes with a maturity date of January 28, 2016. Interest is payable semi-annually, at a fixed rate of .80%, on January 28 and July 28 of each year, beginning on July 28, 2013,

•

$250 million of floating rate senior notes with a maturity date of January 28, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .31%, on January 28, April 28, July 28, and October 28 of each year, beginning on April 28, 2013,

•

$750 million of subordinated notes with a maturity date of January 30, 2023. Interest is payable semi-annually, at a fixed rate of 2.950%, on January 30 and July 30 of each year, beginning on July 30, 2013,

•

$1.4 billion of senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of April 14, 2014, subject to the holder’s monthly option to extend, and a final maturity date of January 14, 2015. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .225%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on March 14, June 14, September 14, and December 14 of each year, beginning on June 14, 2013,

•

$645 million of floating rate senior notes with a maturity date of April 29, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .32% on January 29, April 29, July 29 and October 29 of each year, beginning on July 29, 2013,

•

$800 million of senior extendible floating rate bank notes with an initial maturity date of July 18, 2014, subject to the holder’s monthly option to extend, and a final maturity date of June 18, 2015. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .225%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on March 20, June 20, September 20 and December 20 of each year, beginning on September 20, 2013,

•

$750 million of subordinated notes with a maturity date of July 25, 2023. Interest is payable semi-annually, at a fixed rate of 3.80% on January 25 and July 25 of each year, beginning on January 25, 2014,

•

$750 million of fixed rate senior notes with a maturity date of October 3, 2016. Interest is payable semi-annually, at a fixed rate of 1.30% on April 3 and October 3 of each year, beginning on April 3, 2014,

•

$500 million of senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of October 12, 2014, subject to the holder’s monthly option to extend, and a final maturity date of September 12, 2015. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .225%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on March 12, June 12, September 12 and December 12 of each year, beginning on December 12, 2013,

•

$750 million of fixed rate senior notes with a maturity date of November 1, 2016. Interest is payable semi-annually, at a fixed rate of 1.15% on May 1 and November 1 of each year, beginning on May 1, 2014,

•

$500 million of subordinated notes with a maturity date of November 1, 2025. Interest is payable semi-annually, at a fixed rate of 4.20% on May 1 and November 1 of each year, beginning on May 1, 2014, and

•

$600 million of senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of December 7, 2014, subject to the holder’s monthly option to extend, and a final maturity date of November 7, 2015. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .330%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on February 7, May 7, August 7 and November 7 of each year, beginning on February 7, 2014.

Total senior and subordinated debt of PNC Bank, N.A. increased to $14.6 billion at December 31, 2013 from $9.3 billion at December 31, 2012 primarily due to $8.4 billion in new borrowing less $2.9 billion in calls and maturities.

On January 16, 2014, PNC Bank, N.A. established a new bank note program under which it may from time to time offer up to $25 billion aggregate principal amount at any one time outstanding of its unsecured senior and subordinated notes due more than nine months from their date of issue (in the case of

88 The PNC Financial Services Group, Inc. – Form 10-K

senior notes) and due five years or more from their date of issue (in the case of subordinated notes). The $25 billion of notes authorized to be issued and outstanding at any one time includes notes issued by PNC Bank, N.A. prior to January 16, 2014 and those notes PNC Bank, N.A. has acquired through the acquisition of other banks, in each case for so long as such notes remain outstanding. The terms of the new program do not affect any of the bank notes issued prior to January 16, 2014.

See Note 27 Subsequent Events in the Notes To Consolidated Financial Statements in Item 8 of this Report for information on the issuance of senior notes of $750 million and $1.0 billion on January 28, 2014.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At December 31, 2013, our unused secured borrowing capacity was $9.2 billion with FHLB-Pittsburgh. Total FHLB borrowings increased to $12.9 billion at December 31, 2013 from $9.4 billion at December 31, 2012 due to $16.4 billion of new issuances offset by $12.9 billion in calls and maturities. The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank, N.A. to secure certain public deposits. PNC Bank, N.A. began using standby letters of credit issued by the FHLB-Pittsburgh in response to anticipated regulatory changes to strengthen the liquidity requirements for large banks. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank, N.A. At December 31, 2013, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $6.2 billion. There were no standby letters of credit issued on our behalf by the FHLB-Pittsburgh at December 31, 2012.

PNC Bank, N.A. has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2013, there was $5.0 billion outstanding under this program. During the fourth quarter of 2013, PNC finalized the wind down of Market Street Funding LLC (“Market Street”), a multi-seller asset-backed commercial paper conduit administered by PNC Bank, N.A. As part of the wind down process, the commitments and outstanding loans of Market Street were assigned to PNC Bank, N.A., which will fund these commitments and loans by utilizing its diversified funding sources. In conjunction with the assignment of commitments and loans the associated liquidity facilities were terminated along with the program-level credit enhancement provided to Market Street. At December 31, 2013, Market Street’s commercial paper was repaid in full. The wind down did not have a material impact to PNC’s financial condition or results of operation.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At December 31, 2013, our unused secured borrowing capacity was $19.5 billion with the Federal Reserve Bank.

PARENT COMPANY LIQUIDITY – USES

Obligations requiring the use of liquidity can generally be characterized as either contractual or discretionary. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of December 31, 2013, there were approximately $1.4 billion of parent company borrowings with maturities of less than one year.

Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions. See the Parent Company Liquidity – Sources section below.

See Supervision and Regulation in Item 1 of this Report for information regarding the Federal Reserve’s CCAR process, including its impact on our ability to take certain capital actions, including plans to pay or increase common stock dividends, reinstate or increase common stock repurchase programs, or redeem preferred stock or other regulatory capital instruments, as well as for information on new qualitative and quantitative liquidity risk management standards proposed by the U.S. banking agencies.

During 2013, the parent company used cash for the following:

•	On March 14, 2013, we used $1.4 billion of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A,
•

On March 19, 2013, PNC announced the redemption completed on April 19, 2013 of depositary shares representing interests in PNC’s 9.875% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series L. Each depositary share represents a 1/4,000th interest in a share of the Series L Preferred Stock. All 6,000,000 depositary shares outstanding were redeemed, as well as all 1,500 shares of Series L Preferred Stock underlying such depositary shares, resulting in a net outflow of $150 million,

•	On April 23, 2013, we completed the redemption of the $15 million of trust preferred securities issued by Yardville Capital Trust VI, originally called on March 22, 2013,
•	On May 23, 2013, we completed the redemption of the $30 million of trust preferred securities issued by Fidelity Capital Trust III, originally called on April 8, 2013,

The PNC Financial Services Group, Inc. – Form 10-K 89

•	On June 17, 2013, we completed the redemption of the following trust preferred securities originally called on May 1, 2013:
–	$15 million issued by Sterling Financial Statutory Trust III,
–	$15 million issued by Sterling Financial Statutory Trust IV,
–	$20 million issued by Sterling Financial Statutory Trust V,
–	$30 million issued by MAF Bancorp Capital Trust I, and
–	$8 million issued by James Monroe Statutory Trust III.
•	On July 23, 2013, we completed the redemption of the $22 million of trust preferred securities issued by Fidelity Capital Trust II, originally called on June 7, 2013,
•	On September 12, 2013, we used $500 million of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A,
•	On September 16, 2013, we completed the redemption of the $35 million of trust preferred securities issued by MAF Bancorp Capital Trust II, originally called on August 1, 2013, and
•	On November 7, 2013, we used $600 million of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A.

PARENT COMPANY LIQUIDITY – SOURCES

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.4 billion at December 31, 2013. See Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for a further discussion of these limitations. We provide additional information on certain contractual restrictions in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of

December 31, 2013, the parent company had approximately $6.5 billion in funds available from its cash and investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital instruments, in public or private markets and commercial paper. We have an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. Total senior and subordinated debt and hybrid capital instruments decreased to $10.7 billion at December 31, 2013 from $11.5 billion at December 31, 2012.

During 2013, we issued the following securities under our shelf registration statement:

•

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

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of December 31, 2013, there were no issuances outstanding under this program.

Note 19 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report describes the 16,885,192 warrants we have outstanding, each to purchase one share of PNC common stock at an exercise price of $67.33 per share. These warrants were sold by the U.S. Treasury in a secondary public offering in May 2010 after the U.S. Treasury exchanged its TARP Warrant. These warrants will expire December 31, 2018.

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

90 The PNC Financial Services Group, Inc. – Form 10-K

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

Table 47: Credit Ratings as of December 31, 2013 for PNC and PNC Bank, N.A.

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB	BBB-

PNC Bank, N.A.
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

COMMITMENTS

The following tables set forth contractual obligations and various other commitments as of December 31, 2013 representing required and potential cash outflows.

Table 48: Contractual Obligations

		Payment Due By Period
December 31, 2013 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$23,466	$16,378	$3,808	$690	$2,590
Borrowed funds (a) (b)	46,105	18,454	13,774	5,130	8,747
Minimum annual rentals on noncancellable leases	2,658	389	627	472	1,170
Nonqualified pension and postretirement benefits	534	58	113	111	252
Purchase obligations (c)	768	430	272	40	26
Total contractual cash obligations	$73,531	$35,709	$18,594	$6,443	$12,785
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At December 31, 2013, we had a liability for unrecognized tax benefits of $110 million, which represents a reserve for tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 21 Income Taxes in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Our contractual obligations totaled $71.1 billion at December 31, 2012. The increase in the comparison is primarily attributable to an increase in borrowed funds partially offset by the decline of time deposits. See Funding and Capital Sources in the Consolidated Balance Sheet Review section of this Item 7 for additional information regarding our funding sources.

Table 49: Other Commitments (a)

		Amount Of Commitment Expiration By Period
December 31, 2013 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$129,870	$51,581	$43,949	$33,753	$587
Net outstanding standby letters of credit (b)	10,521	4,459	4,930	1,123	9
Reinsurance agreements (c)	5,335	2,708	33	32	2,562
Other commitments (d)	1,034	763	225	43	3
Total commitments	$146,760	$59,511	$49,137	$34,951	$3,161
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $6.6 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers. Balances represent estimates based on availability of financial information.
(d)	Includes unfunded commitments related to private equity investments of $164 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $802 million and other direct equity investments of $68 million that are included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-K 91

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

Sensitivity results and market interest rate benchmarks for the fourth quarters of 2013 and 2012 follow:

Table 50: Interest Sensitivity Analysis

	Fourth Quarter 2013	Fourth Quarter 2012
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.2%	2.0%
100 basis point decrease (a)	(.9)%	(1.3)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	7.4%	6.8%
100 basis point decrease (a)	(3.8)%	(4.8)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(1.2)	(7.3)
Key Period-End Interest Rates
One-month LIBOR	.17%	.21%
Three-year swap	.88%	.50%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity to Alternative Rate Scenarios (Fourth Quarter 2013) table reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 51: Net Interest Income Sensitivity to Alternative Rate Scenarios (Fourth Quarter 2013)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.2%	.7%	(.7)%
Second year sensitivity	2.8%	4.0%	(3.4)%

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

92 The PNC Financial Services Group, Inc. – Form 10-K

simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates. We also consider forward projections of purchase accounting accretion when forecasting net interest income.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Table 52: Alternate Interest Rate Scenarios: One Year Forward

The fourth quarter 2013 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

MARKET RISK MANAGEMENT – CUSTOMER-RELATED TRADING RISK

We engage in fixed income securities, derivatives and foreign exchange transactions to support our customers’ investing and hedging activities. These transactions, related hedges and the credit valuation adjustment (CVA) related to our customer derivatives portfolio are marked-to-market on a daily basis and reported as customer-related trading activities. We do not engage in proprietary trading of these products.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. We calculate a diversified VaR at a 95% confidence interval. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes.

During 2013, our 95% VaR ranged between $1.7 million and $5.5 million, averaging $3.5 million. During 2012, our 95% VaR ranged between $1.1 million and $5.3 million, averaging $3.2 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Our customer-related trading activity includes customer revenue and intraday hedging which helps to reduce losses, and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There was one such instance during 2013 under our diversified VaR measure where actual losses exceeded the prior day VaR measure. In comparison, there were two such instances during 2012. We use a 500 day look back period for backtesting and include customer-related revenue.

The following graph shows a comparison of enterprise-wide gains and losses against prior day diversified VaR for the period indicated.

Table 53: Enterprise-Wide Gains/Losses Versus Value-at-Risk

Total customer-related trading revenue was as follows:

Table 54: Customer-Related Trading Revenue

Year ended December 31 In millions	2013	2012
Net interest income	$31	$38
Noninterest income	286	272
Total customer-related trading revenue	$317	$310
Securities underwriting and trading (a)	$78	$100
Foreign exchange	94	92
Financial derivatives and other	145	118
Total customer-related trading revenue	$317	$310
(a)	Includes changes in fair value for certain loans accounted for at fair value.

Customer-related trading revenues for 2013 increased $7 million compared with 2012. The increase primarily resulted from the impact of higher market interest rates on credit valuations for customer-related derivatives activities and improved debt underwriting results which were partially offset by reduced client sales revenue.

The PNC Financial Services Group, Inc. – Form 10-K 93

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

A summary of our equity investments follows:

Table 55: Equity Investments Summary

In millions	December 31 2013	December 31 2012
BlackRock	$5,940	$5,614
Tax credit investments	2,676	2,965
Private equity	1,656	1,802
Visa	158	251
Other	234	245
Total	$10,664	$10,877

BLACKROCK

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at December 31, 2013, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Item 7 includes additional information about BlackRock.

TAX CREDIT INVESTMENTS

Included in our equity investments are tax credit investments which are accounted for under the equity method. These investments, as well as equity investments held by consolidated partnerships, totaled $2.7 billion at December 31, 2013 and $3.0 billion at December 31, 2012. These equity investment balances include unfunded commitments totaling $802 million and $685 million at December 31, 2013 and December 31, 2012, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 3 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report has further information on Tax Credit Investments. See also the Critical Accounting Estimates And Judgments section of this Item 7 regarding ASU 2014-01 and our intention to early adopt this guidance in the first quarter of 2014.

PRIVATE EQUITY

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.7 billion at December 31, 2013 and $1.8 billion at December 31, 2012. As of December 31, 2013, $1.1 billion was invested directly in a variety of companies and $.6 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $236 million as of December 31, 2013. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors of this Report for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and sponsorship of private funds covered by the Volcker Rule.

Our unfunded commitments related to private equity totaled $164 million at December 31, 2013 compared with $182 million at December 31, 2012.

VISA

During 2013, we sold 4 million of Visa Class B common shares, in addition to the 9 million shares sold in 2012, and entered into swap agreements with the purchaser of the shares. See Note 9 Fair Value and Note 17 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. At December 31, 2013, our investment in Visa Class B common shares totaled approximately 10 million shares and was recorded at $158 million. Based on the December 31, 2013 closing price of $222.68 for the Visa Class A common shares, the fair value of our total investment was approximately $971 million at the

94 The PNC Financial Services Group, Inc. – Form 10-K

current conversion rate, which reflects adjustments in respect of all litigation funding by Visa to date. The Visa Class B common shares that we own are transferable only under limited circumstances (including those applicable to the sales in 2013 and 2012) until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of certain specified litigation. It is expected that Visa will continue to adjust the conversion rate of Visa Class B common shares to Class A common shares in connection with any settlements of the specified litigation in excess of any amounts then in escrow for that purpose and will also reduce the conversion rate to the extent that it adds any funds to the escrow in the future.

Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation. See also Note 27 Subsequent Events in the Notes To Consolidated Financial Statements in Item 8 of this Report for detail on our sale of 1 million Visa Class B common shares in January 2014.

OTHER INVESTMENTS

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At December 31, 2013, other investments totaled $234 million compared with $245 million at December 31, 2012. We recognized net gains related to these investments of $39 million during 2013, compared with $55 million during 2012.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments were immaterial at both December 31, 2013 and December 31, 2012.

See the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors for additional information on the potential impact of the Volcker Rule on PNC’s investments in and relationships with private funds that are covered by that rule, as well as PNC’s ability to maximize the value of its investments in such funds.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 9 Fair Value and Note 17 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated here by reference.

Not all elements of interest rate, market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

The PNC Financial Services Group, Inc. – Form 10-K 95

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at December 31, 2013 and December 31, 2012.

Table 56: Financial Derivatives Summary

	December 31, 2013		December 31, 2012
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$36,197	$825	$29,270	$1,720
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$119,679	$330	$166,819	$588
Total derivatives used for commercial mortgage banking activities	53,149	(12)	4,606	(23)
Total derivatives used for customer-related activities	169,534	138	163,848	30
Total derivatives used for other risk management activities	2,697	(422)	1,813	(357)
Total derivatives not designated as hedging instruments	$345,059	$34	$337,086	$238
Total Derivatives	$381,256	$859	$366,356	$1,958
(a)	Represents the net fair value of assets and liabilities.

2012 VERSUS 2011

CONSOLIDATED INCOME STATEMENT REVIEW

Summary Results

Net income for 2012 was $3.0 billion, or $5.30 per diluted common share, compared with $3.1 billion, or $5.64 per diluted common share, for 2011. Revenue growth of 8% and a decline in the provision for credit losses were more than offset by a 16% increase in noninterest expense in 2012 compared to 2011.

Net Interest Income

Net interest income increased to $9.6 billion in 2012 compared with $8.7 billion in 2011, primarily due to the impact of the RBC Bank (USA) acquisition, organic loan growth and lower funding costs.

The net interest margin remained relatively flat at 3.94% in 2012 compared with 3.92% in 2011. The modest increase in the comparison was primarily due to a decrease in the weighted-average rate paid on total interest-bearing liabilities, primarily due to the runoff of maturing retail certificates of deposit and the redemption of additional trust preferred and hybrid capital securities during 2012, in addition to an increase in FHLB borrowings and commercial paper as lower-cost funding sources. This impact was mostly offset by a decrease in the yield on total interest-earning assets, which reflected lower rates on new loan volume and lower yields on new securities.

Noninterest Income

Noninterest income increased to $5.9 billion in 2012 compared with $5.6 billion in 2011. The overall increase in the comparison was primarily due to an increase in residential mortgage loan sales revenue driven by higher loan origination volume, gains on sales of Visa Class B common shares and higher corporate service fees, largely offset by higher provision for residential mortgage repurchase obligations. Noninterest income as a percentage of total revenue was 38% in 2012 compared with 39% in 2011.

Asset management revenue increased to $1.2 billion in 2012 compared with $1.1 billion in 2011, primarily due to higher earnings from our BlackRock investment. Discretionary assets under management increased to $112 billion at December 31, 2012 compared with $107 billion at December 31, 2011 driven by stronger average equity markets, positive net flows, after adjustments to total net flows for cyclical client activities, and strong sales performance.

Consumer services fees declined to $1.1 billion compared with $1.2 billion in 2011. The decline reflected the regulatory impact of lower interchange fees on debit card transactions partially offset by customer growth. As further discussed in the Retail Banking portion of the Business Segments Review section of Item 7 in our 2012 Form 10-K, the Dodd-Frank limits on interchange rates were effective October 1, 2011 and had a negative impact on revenue of approximately $314 million in 2012 and $75 million in 2011. This impact was partially offset by higher volumes of merchant, customer credit card and debit card transactions and the impact of the RBC Bank (USA) acquisition.

Corporate services revenue increased by $.3 billion, or 30%, to $1.2 billion in 2012 compared with $.9 billion in 2011 due to higher commercial mortgage servicing revenue and higher merger and acquisition advisory fees in 2012. The comparison also reflected the impact of valuation gains from rising interest rates on commercial mortgage servicing rights valuations, which were $31 million in 2012 compared to a loss of $152 million in 2011.

96 The PNC Financial Services Group, Inc. – Form 10-K

Residential mortgage revenue decreased to $284 million in 2012 from $713 million in 2011. This decrease of $429 million was largely due to a higher provision for residential mortgage repurchase obligations of $761 million in 2012 compared with $102 million in 2011, partially offset by an increase in loan sales revenue driven by higher loan origination volume.

The higher provision for residential mortgage repurchase obligations in 2012 reflected expected further elevated levels of repurchase demands primarily as a result of changes in behaviors and demand patterns of two government-sponsored enterprises, FHLMC and FNMA, for loans sold into Agency securitizations. The recorded liability for residential mortgage indemnification and repurchase claims was $614 million at December 31, 2012. See the Recourse And Repurchase Obligations section of this Item 7 and in Item 7 in our 2012 Form 10-K for more detail.

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

Other noninterest income increased by $.4 billion, to $1.5 billion for 2012 compared with 2011. This increase was primarily due to $267 million of gains on sales of approximately 9 million Visa Class B common shares during the third and fourth quarters of 2012, as well as higher revenue associated with private equity investments. We held approximately 14.4 million Visa Class B common shares with an estimated fair value of approximately $916 million as of December 31, 2012. Our recorded investment in those remaining shares was approximately $251 million at December 31, 2012. The impacts to other noninterest income from credit valuations for customer-related derivatives activities were not significant in both 2012 and 2011.

Provision For Credit Losses

The provision for credit losses totaled $1.0 billion for 2012, a decrease of $.2 billion, or 14%, compared with $1.2 billion for 2011. The decline in the comparison was driven by overall credit quality improvement.

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

CONSOLIDATED BALANCE SHEET REVIEW

Loans

Loans increased $26.9 billion to $185.9 billion as of December 31, 2012 compared with December 31, 2011. On March 2, 2012, our RBC Bank (USA) acquisition added $14.5 billion of loans, which included $6.3 billion of commercial, $2.7 billion of commercial real estate, $3.3 billion of consumer (including $3.0 billion of home equity loans and $.3 billion of credit card loans), $2.1 billion of residential real estate, and $.1 billion of equipment lease financing loans. Excluding acquisition activity, the increase in commercial loans was due to growth primarily in asset-based lending, real estate, healthcare, and public finance loans while the growth in consumer loans was primarily driven by organic growth in automobile loans and the acquisition of an indirect automobile loan portfolio in the third quarter of 2012, partially offset by lower education loans. In addition, excluding acquisition activity, residential real estate loans declined due to continued run-off.

Average total loans increased by $24.6 billion to $176.6 billion for 2012 compared with 2011, primarily due to increases in average commercial loans of $17.2 billion and in average consumer loans of $5.1 billion. Loans added from the RBC Bank (USA) acquisition contributed to the increase. In addition, average commercial loans increased from organic loan growth primarily in corporate banking, real estate and asset-based lending and average consumer loans increased due to growth in indirect auto loans. Loans represented 71% of average interest-earning assets for 2012 compared to 68% for 2011.

The total loan balance above included purchased impaired loans of $7.4 billion, or 4% of total loans, at December 31, 2012 and $6.7 billion, or 4% of total loans, at December 31, 2011.

The PNC Financial Services Group, Inc. – Form 10-K    97

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

Investment Securities

The carrying amount of investment securities totaled $61.4 billion at December 31, 2012 compared to $60.6 billion at December 31, 2011. The increase primarily reflected an increase of $2.0 billion in available for sale asset-backed securities, which was primarily due to net purchase activity, and an increase of $.6 billion in available for sale non-agency residential mortgage-backed securities due to increases in fair value at December 31, 2012. These increases were partially offset by a $1.7 billion decrease in held to maturity debt securities due to principal payments. Investment securities represented 20% of total assets at December 31, 2012 and 22% at December 31, 2011. Average investment securities increased $1.1 billion to $60.8 billion in 2012 compared with 2011. Total investment securities comprised 24% of average interest-earning assets for 2012 and 27% for 2011.

At December 31, 2012, the securities available for sale portfolio included a net unrealized gain of $1.6 billion, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2011 was a net unrealized loss of $41 million. As of December 31, 2012, the amortized cost and fair value of held to maturity securities were $10.4 billion and $10.9 billion, respectively, compared to $12.1 billion and $12.5 billion, respectively, at December 31, 2011. The weighted-average expected maturity of the investment securities portfolio (excluding corporate stocks and other) was 4.0 years at December 31, 2012 and 3.7 years at December 31, 2011.

Loans Held For Sale

Loans held for sale totaled $3.7 billion at December 31, 2012 compared with $2.9 billion at December 31, 2011.

For commercial mortgages held for sale designated at fair value, we stopped originating these and have pursued opportunities to reduce these positions. At December 31, 2012, the balance relating to these loans was $772 million, compared to $843 million at December 31, 2011. For commercial mortgages held for sale at lower of cost or fair value, we sold $2.2 billion during 2012 compared with $2.4 billion in 2011. The increase in these loans to $620 million at December 31, 2012, compared to $451 million at December 31, 2011, was due to an increase in loans awaiting sale to government agencies. We recognized total net gains of $41 million in 2012 and $48 million in 2011 on the valuation and sale of commercial mortgage loans held for sale, net of hedges.

Residential mortgage loan origination volume was $15.2 billion in 2012 compared with $11.4 billion in 2011. Substantially all such loans were originated under agency or FHA standards. We sold $13.8 billion of loans and recognized related gains of $747 million during 2012. The comparable amounts for 2011 were $11.9 billion and $384 million, respectively.

Asset Quality

Overall credit quality continued to improve during 2012. Nonperforming loans declined $.3 billion, or 9%, to $3.3 billion as of December 31, 2012 from December 31, 2011. Overall loan delinquencies decreased $.8 billion, or 18%, to $3.7 billion at December 31, 2012 compared to the prior year end. Net charge-offs decreased to $1.3 billion in 2012, a decrease of $.3 billion, or 21%, compared to 2011.

The ALLL was $4.0 billion, or 2.17% of total loans and 124% of nonperforming loans, as of December 31, 2012, compared to $4.3 billion, or 2.73% of total loans and 122% of nonperforming loans, as of December 31, 2011.

At December 31, 2012, our largest nonperforming asset was $38 million in the Real Estate Rental and Leasing Industry and our average nonperforming loan associated with commercial lending was under $1 million.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets totaled $10.9 billion at December 31, 2012 and $10.1 billion at December 31, 2011. During 2012, we recorded goodwill of $950 million and other intangible assets of $180 million associated with the RBC Bank (USA) acquisition. In the fourth quarter of 2012, we sold certain deposits and assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition, which resulted in a reduction of goodwill and core deposit intangibles by approximately $46 million and $13 million, respectively. Also in the fourth quarter of 2012, we recorded a $45 million noncash charge for goodwill impairment related to PNC’s Residential Mortgage Banking reporting unit. See Note 2 Acquisition and Divestiture Activity and Note 10 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements included in Item 8 of this Report and in our 2012 Form 10-K.

Funding Sources

Total funding sources were $254.0 billion at December 31, 2012 and $224.7 billion at December 31, 2011.

Total deposits increased $25.2 billion, or 13%, at December 31, 2012 to $213.1 billion compared to December 31, 2011. On March 2, 2012, our RBC Bank (USA) acquisition added $18.1 billion of deposits, including $6.9 billion of money market, $6.7 billion of demand, $4.1 billion of retail certificates of deposit, and $.4 billion of savings. Excluding acquisition activity, money market and demand deposits increased during 2012, partially offset by the runoff of maturing retail certificates of deposit.

98 The PNC Financial Services Group, Inc. – Form 10-K

Interest-bearing deposits represented 67% of total deposits at December 31, 2012 compared to 69% at December 31, 2011.

Average total deposits increased by $18.5 billion to $201.6 billion in 2012 compared with 2011. This increase primarily resulted from an increase in average transaction deposits of $23.9 billion partially offset by a decrease of $7.4 billion in retail certificates of deposit attributable to runoff of maturing accounts. Growth in average noninterest-bearing deposits, average money market deposits and average interest-bearing demand deposits drove the increase in transaction deposits, which resulted from deposits added in the RBC Bank (USA) acquisition and organic growth. Average total deposits represented 68% of average total assets for 2012 and 69% for 2011.

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

Average borrowed funds increased to $41.8 billion for 2012 compared with $35.7 billion for 2011. An increase in commercial paper and net issuances of FHLB borrowings during 2012 drove the increase compared with 2011.

Shareholders’ Equity

Total shareholders’ equity increased $5.0 billion to $39.0 billion at December 31, 2012 compared with December 31, 2011 and included the impact of the following:

•	An increase of $2.0 billion to retained earnings,
•

The issuance of $2.0 billion of preferred stock during 2012, which contributed to the increase in capital surplus – preferred stock to $3.6 billion at December 31, 2012 compared to $1.6 billion at December 31, 2011, and

•	A $.9 billion increase in accumulated other comprehensive income primarily due to higher net unrealized gains on securities, partially offset by lower unrealized gains on cash flow hedge derivatives.

Risk-Based Capital

Regulatory capital ratios at December 31, 2012 were 9.6% for Tier 1 common, 10.4% for leverage, 11.6% for Tier 1 risk-based and 14.7% for total risk-based capital. At December 31, 2011, the regulatory capital ratios were 10.3% for Tier 1 common, 11.1% for leverage, 12.6% for Tier 1 risk-based and 15.8% for total risk-based capital. The decline in these ratios was primarily due to the RBC Bank (USA) acquisition, which resulted in higher goodwill and risk-weighted assets, partially offset by retention of earnings which more than offset organic asset growth. Our Tier 1 risk-based capital ratio reflected our 2012 capital actions of issuing approximately $2.0 billion of preferred stock and redeeming approximately $2.3 billion of trust preferred securities and hybrid capital securities.

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

Basel I Tier 1 risk-based capital – Total shareholders’ equity, plus trust preferred capital securities, plus certain noncontrolling interests that are held by others, less goodwill and certain other intangible assets (net of eligible deferred taxes relating to taxable and nontaxable combinations), less equity investments in nonfinancial companies, less ineligible servicing assets, and less net unrealized holding losses on available for sale equity securities. Net unrealized holding gains on available for sale equity securities, net unrealized holding gains (losses) on available for sale debt securities and net unrealized holding gains (losses) on cash flow hedge derivatives are excluded from total shareholders’ equity for Basel I Tier 1 risk-based capital purposes.

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

The PNC Financial Services Group, Inc. – Form 10-K 99

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

Enterprise risk management framework – An enterprise process designed to identify potential risks that may affect PNC, manage risk to be within our risk appetite and provide reasonable assurance regarding achievement of our objectives.

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

100 The PNC Financial Services Group, Inc. – Form 10-K

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

The PNC Financial Services Group, Inc. – Form 10-K 101

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

102 The PNC Financial Services Group, Inc. – Form 10-K

Return on average common shareholders’ equity – Annualized net income attributable to common shareholders divided by average common shareholders’ equity.

Risk – The potential that an event or series of events could occur that would threaten PNC’s ability to achieve its strategic objectives, thereby negatively affecting shareholder value or reputation.

Risk appetite – A dynamic, forward-looking view on the aggregate amount of risk PNC is willing and able to take in executing business strategy in light of the current business environment.

Risk limits – Quantitative measures based on forward looking assumptions that allocate the firm’s aggregate risk appetite (e.g. measure of loss or negative events) to business lines, legal entities, specific risk categories, concentrations and as appropriate, other levels.

Risk profile – The risk profile is a point-in-time assessment of risk. The profile represents overall risk position in relation to the desired risk appetite. The determination of the risk profile’s position is based on qualitative and quantitative analysis of reported risk limits, metrics, operating guidelines and qualitative assessments.

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

Taxable-equivalent interest – The interest income earned on certain assets is completely or partially exempt from Federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of yields and margins for all interest-

earning assets, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement.

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

The PNC Financial Services Group, Inc. – Form 10-K 103

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting PNC and its future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “look,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.

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
–

The impact on financial markets and the economy of any changes in the credit ratings of U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S. and European government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe.

–	Actions by the Federal Reserve, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.
–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.
–	Slowing or reversal of the current U.S. economic expansion.
–

Continued residual effects of recessionary conditions and uneven spread of positive impacts of recovery on the economy and our counterparties, including adverse impacts on levels of unemployment, loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

–	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the U.S. economic expansion will speed up to a trend growth rate near 2.5 percent in 2014 as drags from Federal fiscal restraint subside and that short-term interest rates will remain very low and bond yields will rise only slowly in 2014. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

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

•

Legal and regulatory developments could have an impact on our ability to operate our businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

–

Changes resulting from legislative and regulatory reforms, including major reform of the regulatory oversight structure of the financial services industry and changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects, and changes in accounting policies and

104 The PNC Financial Services Group, Inc. – Form 10-K

principles. We will be impacted by extensive reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and otherwise growing out of the most recent financial crisis, the precise nature, extent and timing of which, and their impact on us, remains uncertain.

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
•

Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital and liquidity standards. In particular, our results currently depend on our ability to manage elevated levels of impaired assets.

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

The PNC Financial Services Group, Inc. – Form 10-K 105

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in equity, and of cash flows present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 28, 2014

106 The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2013	2012	2011
Interest Income
Loans	$7,866	$8,284	$7,595
Investment securities	1,749	2,035	2,161
Other	392	415	438
Total interest income	10,007	10,734	10,194
Interest Expense
Deposits	344	386	668
Borrowed funds	516	708	826
Total interest expense	860	1,094	1,494
Net interest income	9,147	9,640	8,700
Noninterest Income
Asset management	1,342	1,169	1,088
Consumer services	1,253	1,136	1,243
Corporate services	1,210	1,166	898
Residential mortgage	871	284	713
Service charges on deposits	597	573	534
Net gains on sales of securities	99	204	249
Other-than-temporary impairments	(14)	(79)	(420)
Less: Noncredit portion of other-than-temporary impairments (a)	2	32	(268)
Net other-than-temporary impairments	(16)	(111)	(152)
Other	1,509	1,451	1,053
Total noninterest income	6,865	5,872	5,626
Total revenue	16,012	15,512	14,326
Provision For Credit Losses	643	987	1,152
Noninterest Expense
Personnel	4,743	4,617	3,966
Occupancy	833	827	738
Equipment	763	735	661
Marketing	246	279	249
Other	3,216	4,124	3,491
Total noninterest expense	9,801	10,582	9,105
Income before income taxes and noncontrolling interests	5,568	3,943	4,069
Income taxes	1,341	942	998
Net income	4,227	3,001	3,071
Less: Net income (loss) attributable to noncontrolling interests	7	(12)	15
Preferred stock dividends	237	177	56
Preferred stock discount accretion and redemptions	12	4	2
Net income attributable to common shareholders	$3,971	$2,832	$2,998
Earnings Per Common Share
Basic	$7.48	$5.36	$5.70
Diluted	$7.39	$5.30	$5.64
Average Common Shares Outstanding
Basic	528	526	524
Diluted	532	529	526
(a)	Included in accumulated other comprehensive income (loss).

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K 107

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2013	2012	2011
Net income	$4,227	$3,001	$3,071
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	(1,211)	760	948
Net unrealized gains (losses) on OTTI securities	231	971	(145)
Net unrealized gains (losses) on cash flow hedge derivatives	(527)	(220)	307
Pension and other postretirement benefit plan adjustments	852	(35)	(593)
Other	21	10	(4)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(634)	1,486	513
Income tax expense related to items of other comprehensive income	236	(547)	(187)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(398)	939	326
Comprehensive income	3,829	3,940	3,397
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	(12)	15
Comprehensive income attributable to PNC	$3,822	$3,952	$3,382

See accompanying Notes To Consolidated Financial Statements.

108 The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value	December 31 2013	December 31 2012
Assets
Cash and due from banks (includes $5 and $4 for VIEs) (a)	$4,043	$5,220
Federal funds sold and resale agreements (includes $207 and $256 measured at fair value) (b)	1,986	1,463
Trading securities	3,073	2,096
Interest-earning deposits with banks (includes $7 and $6 for VIEs) (a)	12,135	3,984
Loans held for sale (includes $1,901 and $2,868 measured at fair value) (b)	2,255	3,693
Investment securities (includes $0 and $9 for VIEs) (a)	60,294	61,406
Loans (includes $1,736 and $7,781 for VIEs) (a) (includes $1,025 and $244 measured at fair value) (b)	195,613	185,856
Allowance for loan and lease losses (includes $(58) and $(75) for VIEs) (a)	(3,609)	(4,036)
Net loans	192,004	181,820
Goodwill	9,074	9,072
Other intangible assets	2,216	1,797
Equity investments (includes $582 and $1,429 for VIEs) (a)	10,664	10,877
Other (includes $591 and $1,281 for VIEs) (a) (includes $338 and $319 measured at fair value) (b)	22,552	23,679
Total assets	$320,296	$305,107
Liabilities
Deposits
Noninterest-bearing	$70,306	$69,980
Interest-bearing	150,625	143,162
Total deposits	220,931	213,142
Borrowed funds
Federal funds purchased and repurchase agreements	4,289	3,327
Federal Home Loan Bank borrowings	12,912	9,437
Bank notes and senior debt	12,603	10,429
Subordinated debt	8,244	7,299
Commercial paper (includes $0 and $6,045 for VIEs) (a)	4,997	8,453
Other (includes $414 and $257 for VIEs) (a) (includes $184 and $0 measured at fair value) (b)	3,060	1,962
Total borrowed funds	46,105	40,907
Allowance for unfunded loan commitments and letters of credit	242	250
Accrued expenses (includes $83 and $132 for VIEs) (a)	4,734	4,449
Other (includes $252 and $976 for VIEs) (a)	4,187	4,594
Total liabilities	276,199	263,342
Equity
Preferred stock (c)
Common stock ($5 par value, authorized 800 shares, issued 540 and 538 shares)	2,698	2,690
Capital surplus – preferred stock	3,941	3,590
Capital surplus – common stock and other	12,416	12,193
Retained earnings	23,325	20,265
Accumulated other comprehensive income	436	834
Common stock held in treasury at cost: 7 and 10 shares	(408)	(569)
Total shareholders’ equity	42,408	39,003
Noncontrolling interests	1,689	2,762
Total equity	44,097	41,765
Total liabilities and equity	$320,296	$305,107
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which we have elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K 109

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2010 (a)	526	$2,682	$647	$12,057	$15,859	$(431)	$(572)	$2,596	$32,838
Net income					3,056			15	3,071
Other comprehensive income (loss), net of tax						326			326
Cash dividends declared
Common					(604)				(604)
Preferred					(56)				(56)
Preferred stock discount accretion			2		(2)
Common stock activity	1	1		10					11
Treasury stock activity (b)				(36)			85		49
Preferred stock issuance – Series O (c)			988						988
Other				41				582	623
Balance at December 31, 2011 (a)	527	$2,683	$1,637	$12,072	$18,253	$(105)	$(487)	$3,193	$37,246
Net income (loss)					3,013			(12)	3,001
Other comprehensive income (loss), net of tax						939			939
Cash dividends declared
Common					(820)				(820)
Preferred					(177)				(177)
Preferred stock discount accretion			4		(4)
Common stock activity	1	7		45					52
Treasury stock activity (b)				51			(82)		(31)
Preferred stock issuance – Series P (d)			1,482						1,482
Preferred stock issuance – Series Q (e)			467						467
Other				25				(419)	(394)
Balance at December 31, 2012 (a) (f)	528	$2,690	$3,590	$12,193	$20,265	$834	$(569)	$2,762	$41,765
Net income					4,220			7	4,227
Other comprehensive income (loss), net of tax						(398)			(398)
Cash dividends declared
Common					(911)				(911)
Preferred					(237)				(237)
Preferred stock discount accretion			5		(5)
Redemption of noncontrolling interests (g)					(7)			(368)	(375)
Common stock activity	2	8		97					105
Treasury stock activity	3			(47)			161		114
Preferred stock redemption – Series L (h)			(150)						(150)
Preferred stock issuance – Series R (i)			496						496
Other (j)				173				(712)	(539)
Balance at December 31, 2013 (a)	533	$2,698	$3,941	$12,416	$23,325	$436	$(408)	$1,689	$44,097
(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Net treasury stock activity totaled less than .5 million shares issued or redeemed.
(c)	10,000 Series O preferred shares with a $1 par value were issued on July 20, 2011.
(d)	15,000 Series P preferred shares with a $1 par value were issued on April 24, 2012.
(e)	4,500 Series Q preferred shares with a $1 par value were issued on September 21, 2012 and 300 shares were issued on October 9, 2012.
(f)	5,001 Series M preferred shares with a $1 par value were issued and redeemed on December 10, 2012.
(g)	Relates to the redemption of REIT preferred securities in the first quarter of 2013. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities for additional information.
(h)	1,500 Series L preferred shares with a $1 par value were redeemed on April 19, 2013.
(i)	5,000 Series R preferred shares with a $1 par value were issued on May 7, 2013.
(j)	Includes an impact to noncontrolling interests for deconsolidation of limited partnership or non-managing member interests related to tax credit investments in the amount of $675 million during the second quarter of 2013. See Note 3 Loan Sale and Servicing Activities and Variable Interest Entities for additional information.

See accompanying Notes To Consolidated Financial Statements.

110 The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2013	2012	2011
Operating Activities
Net income	$4,227	$3,001	$3,071
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	643	987	1,152
Depreciation and amortization	1,146	1,159	1,140
Deferred income taxes	1,207	570	840
Net gains on sales of securities	(99)	(204)	(249)
Net other-than-temporary impairments	16	111	152
Charge for goodwill impairment		45
Mortgage servicing rights valuation adjustment	(261)	284	726
Gain on sales of Visa Class B common shares	(168)	(267)
Noncash charges on trust preferred securities redemption	57	295	198
Undistributed earnings of BlackRock	(373)	(302)	(262)
Excess tax benefits from share-based payment arrangements	(23)	(18)	(2)
Net change in
Trading securities and other short-term investments	(455)	1,350	330
Loans held for sale	(94)	(1,125)	77
Other assets	3,954	1,928	(4,142)
Accrued expenses and other liabilities	(4,001)	(697)	3,330
Other	(221)	(308)	(328)
Net cash provided (used) by operating activities	5,555	6,809	6,033
Investing Activities
Sales
Securities available for sale	7,974	9,358	20,533
Loans	2,559	1,611	1,770
Repayments/maturities
Securities available for sale	9,668	9,195	6,074
Securities held to maturity	2,483	3,174	2,859
Purchases
Securities available for sale	(18,419)	(17,164)	(25,551)
Securities held to maturity	(1,883)	(1,479)	(1,607)
Loans	(1,975)	(1,796)	(2,401)
Net change in
Federal funds sold and resale agreements	(530)	732	1,487
Interest-earning deposits with banks	(8,151)	(2,526)	441
Loans	(10,790)	(14,333)	(10,224)
Net cash paid for (received from) acquisition and divestiture activity		(4,130)	430
Purchases of corporate and bank owned life insurance			(200)
Other (a)	129	97	(160)
Net cash provided (used) by investing activities	(18,935)	(17,261)	(6,549)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 111

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

In millions	Year ended December 31
Unaudited	2013	2012	2011
Financing Activities
Net change in
Noninterest-bearing deposits	$341	$7,149	$8,909
Interest-bearing deposits	7,463	902	(4,863)
Federal funds purchased and repurchase agreements	965	(2)	(1,151)
Federal Home Loan Bank borrowings		(1,000)	1,000
Commercial paper	(5,607)	4,762	227
Other borrowed funds	221	(279)	(789)
Sales/issuances
Federal Home Loan Bank borrowings	16,435	13,000	1,000
Bank notes and senior debt	3,938	2,093	1,244
Subordinated debt	1,986	995
Commercial paper	12,595	16,480	9,565
Other borrowed funds	695	1,011	460
Preferred stock	496	2,449	988
Common and treasury stock	244	158	72
Repayments/maturities
Federal Home Loan Bank borrowings	(12,960)	(10,500)	(1,076)
Bank notes and senior debt	(1,420)	(4,037)	(2,612)
Subordinated debt	(731)	(1,769)	(1,942)
Commercial paper	(10,444)	(17,060)	(8,236)
Other borrowed funds	(340)	(1,090)	(741)
Preferred stock	(150)
Excess tax benefits from share-based payment arrangements	23	18	2
Redemption of noncontrolling interests	(375)	(500)
Acquisition of treasury stock	(24)	(216)	(73)
Preferred stock cash dividends paid	(237)	(177)	(56)
Common stock cash dividends paid	(911)	(820)	(604)
Net cash provided (used) by financing activities	12,203	11,567	1,324
Net Increase (Decrease) In Cash And Due From Banks	(1,177)	1,115	808
Cash and due from banks at beginning of period	5,220	4,105	3,297
Cash and due from banks at end of period	$4,043	$5,220	$4,105
Supplemental Disclosures
Interest paid	$891	$1,208	$1,517
Income taxes paid	234	39	842
Income taxes refunded	3	16	41
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	(119)	665	926
Transfer from loans to foreclosed assets	703	1,042	822
Exchange of junior subordinated debentures for senior notes		500
(a)	Includes the impact of the consolidation of a variable interest entity as of March 31, 2013.

See accompanying Notes To Consolidated Financial Statements.

112 The PNC Financial Services Group, Inc. – Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of its products and services nationally, as well as other products and services in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Alabama, Virginia, Missouri, Georgia, Wisconsin and South Carolina. PNC also provides certain products and services internationally.

NOTE 1 ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly-owned, and certain partnership interests and variable interest entities.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2013 presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations. We evaluate the materiality of identified errors in the financial statements using both an income statement and a balance sheet approach, based on relevant quantitative and qualitative factors. The financial statements include certain adjustments to correct immaterial errors related to previously reported periods.

We have also considered the impact of subsequent events on these consolidated financial statements.

USE OF ESTIMATES

We prepared these consolidated financial statements using financial information available at the time of preparation, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to our fair value measurements, allowances for loan and lease losses and unfunded loan commitments and letters of credit, and accretion on purchased impaired loans. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

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

The PNC Financial Services Group, Inc. – Form 10-K 113

VIEs are assessed for consolidation under ASC 810 Consolidations when we hold a variable interest in these entities. We consolidate a VIE if we are its primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Upon consolidation of a VIE, we recognize all of the VIE’s assets, liabilities and noncontrolling interests on our Consolidated Balance Sheet. On a quarterly basis, we determine whether any changes occurred requiring a reassessment of whether PNC is the primary beneficiary of an entity.

In applying this guidance, we consolidate a credit card securitization trust, a non-agency securitization trust, and certain tax credit investments and other arrangements. Prior to the wind down of Market Street Funding LLC (Market Street), we also consolidated that entity. See Note 3 Loan Sale and Servicing Activities and Variable Interest Entities for information about VIEs that we do not consolidate but in which we hold a significant variable interest.

REVENUE RECOGNITION

We earn interest and noninterest income from various sources, including:

•	Lending,
•	Securities portfolio,
•	Asset management,
•	Customer deposits,
•	Loan sales and servicing,
•	Brokerage services,
•	Sale of loans and securities,
•	Certain private equity activities, and
•	Securities, derivatives and foreign exchange activities.

We earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,
•	Selling various insurance products,
•	Providing treasury management services,
•	Providing merger and acquisition advisory and related services, and
•	Participating in certain capital markets transactions.

Revenue earned on interest-earning assets, including unearned income and the amortization/accretion of premiums or discounts recognized on acquired loans and debt securities, is recognized based on the constant effective yield of the financial instrument or based on other applicable accounting guidance.

The Consolidated Income Statement caption Asset management includes asset management fees, which are generally based on a percentage of the fair value of the assets under management. Additionally, Asset management noninterest income includes performance fees, which are generally based on a percentage of the returns on such assets and are recorded as earned, as well as our share of the earnings of BlackRock recognized under the equity method of accounting.

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

We recognize revenue from servicing residential mortgages, commercial mortgages and other consumer loans as earned based on the specific contractual terms. These revenues, as well as changes in fair value and impairment on servicing rights, are reported on the Consolidated Income Statement in the line items Residential mortgage, Corporate services and Consumer services. We recognize revenue from securities, derivatives and foreign exchange customer-related trading, as well as securities underwriting activities, as these transactions occur or as services are provided. We generally recognize gains from the sale of loans upon receipt of cash. Mortgage revenue recognized is reported net of mortgage repurchase reserves.

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

114    The PNC Financial Services Group, Inc. – Form 10-K

DEBT SECURITIES

Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for certain risk management activities, customer-related trading activities, or those with embedded derivatives that otherwise may require bifurcation are carried at fair value and classified as Trading securities on our Consolidated Balance Sheet. Realized and unrealized gains and losses on trading securities are included in Other noninterest income.

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

•

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, we use either the equity method or the cost method of accounting. We use the equity method for general and limited partner ownership interests and limited liability companies in which we are considered to have significant influence over the operations of the investee and when the net asset value of our investment reflects our economic interest in the underlying investment. Under the equity method, we record our equity ownership share of net income or loss of the investee in Noninterest income. We use the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends received are considered a return on investment. If the decline is determined to be other-than-temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in Other noninterest income. Distributions received

The PNC Financial Services Group, Inc. – Form 10-K 115

from the income of an investee on cost method investments are included in Noninterest income. Investments described above are included in the caption Equity investments on the Consolidated Balance Sheet.

PRIVATE EQUITY INVESTMENTS

We report private equity investments, which include direct investments in companies, affiliated partnership interests and indirect investments in private equity funds, at estimated fair value. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. Fair values of publicly traded direct investments are determined using quoted market prices and are subject to various discount factors for legal or contractual sales restrictions, when appropriate. The valuation procedures applied to direct investments in private companies include techniques such as multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. We value indirect investments in private equity funds based on net asset value as provided in the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided values are made when available recent portfolio company information or market information indicates significant changes in value from that provided by the manager of the fund. We include all private equity investments on the Consolidated Balance Sheet in the caption Equity investments. Changes in the fair value of private equity investments are recognized in Noninterest income.

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

In addition to originating loans, we also acquire loans through portfolio purchases or acquisitions of other financial services companies. For certain acquired loans that have experienced a deterioration of credit quality, we follow the guidance contained in ASC 310-30-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under this guidance, acquired purchased impaired loans are to be recorded at fair value without the carryover of any existing valuation allowances. Evidence of credit quality deterioration may include information and statistics regarding bankruptcy events, updated borrower credit scores, such as Fair Isaac Corporation scores (FICO), past due status, and updated loan-to-value (LTV) ratios. We review the loans acquired for evidence of credit quality deterioration and determine if it is probable that we will be unable to collect all contractual amounts due, including both principal and interest. When both conditions exist, we estimate the amount and timing of undiscounted expected cash flows at acquisition for each loan either individually or on a pool basis. We estimate the cash flows expected to be collected using internal models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds. Collateral values are also incorporated into cash flow estimates. Late fees, which are contractual but not expected to be collected, are excluded from expected future cash flows.

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

116 The PNC Financial Services Group, Inc. – Form 10-K

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

ASC Topic 860 Accounting For Transfers of Financial Assets requires a true sale legal analysis to address several relevant factors, such as the nature and level of recourse to the transferor, and the amount and nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law, or powers of the FDIC as a conservator or receiver. This analytical conclusion also considers all arrangements or agreements made contemporaneously with or in contemplation of a transfer when applying surrender of control conditions. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control and the rights of the transferee over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.

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

With the exception of loan sales to certain U.S. government-chartered entities, our loan sales and securitizations are generally structured without recourse to us except for representations and warranties and with no restrictions on the retained interests. We originate, sell and service mortgage loans under the Federal National Mortgage Association (FNMA) Delegated Underwriting and Servicing (DUS) program. Under the provisions of the DUS program, we participate in a loss-sharing arrangement with FNMA. We participated in a similar program with the Federal Home Loan Mortgage Corporation (FHLMC). When we are obligated for loss-sharing or recourse, our policy is to record such liabilities initially at fair value and subsequently reserve for estimated losses in accordance with guidance contained in applicable GAAP. Refer to Note 24 Commitments and Guarantees for more information about our obligations related to sales of loans under these programs.

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

We have elected to account for certain commercial and residential mortgage loans held for sale at fair value. The changes in the fair value of the commercial mortgage loans are measured and recorded in Other noninterest income while the residential mortgage loans are measured and recorded in Residential mortgage noninterest income each period. See Note 9 Fair Value for additional information.

Interest income with respect to loans held for sale is accrued based on the principal amount outstanding and the loan’s contractual interest rate.

The PNC Financial Services Group, Inc. – Form 10-K 117

In certain circumstances, loans designated as held for sale may be transferred to held for investment based on a change in strategy. We transfer these loans at the lower of cost or estimated fair value; however, any loans held for sale and designated at fair value will remain at fair value for the life of the loan.

NONPERFORMING ASSETS

Nonperforming assets consists of nonperforming loans and leases, other real estate owned (OREO) and foreclosed assets. Nonperforming loans and leases include nonperforming troubled debt restructurings (TDRs).

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

Loans accounted for under the fair value option and loans accounted for as held for sale are reported as performing loans as these loans are accounted for at fair value and the lower of carrying value or the fair value less costs to sell, respectively. However, based upon the nonaccrual policies discussed below, interest income is not accrued. Additionally, based upon the nonaccrual policies discussed below, certain government insured loans for which we do not expect to collect substantially all principal and interest are reported as nonperforming and do not accrue interest. Alternatively, certain government insured loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest.

In the first quarter of 2013, we completed our alignment of certain nonaccrual and charge-off policies consistent with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending. This alignment primarily related to (i) subordinate consumer loans (home equity loans and lines of credit and residential mortgages) where the first-lien loan was 90 days or more past due, (ii) government guaranteed loans where the guarantee may not result in collection of substantially all contractual principal and interest and (iii) certain loans with borrowers in or discharged from bankruptcy. In the first quarter of 2013, due to classification as either nonperforming or, in the case of loans accounted for under the fair value option, nonaccrual loans, nonperforming loans increased by $426 million and net charge-offs increased by $134 million as a result of completing the alignment of the aforementioned policies. Additionally, overall delinquencies decreased $395 million due to loans now being reported as either nonperforming or, in the case of loans accounted for under the fair value option, nonaccruing, or having been charged-off. The impact of the alignment of the policies was considered in our reserving process in the determination of our Allowance for Loan and Lease Losses (ALLL) at December 31, 2012. See Note 5

118 The PNC Financial Services Group, Inc. – Form 10-K

Asset Quality and Note 7 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

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

The PNC Financial Services Group, Inc. – Form 10-K 119

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolios as of the balance sheet date. Our determination of the allowance is based on periodic evaluations of these loan and lease portfolios and other relevant factors. This critical estimate includes the use of significant amounts of PNC’s own historical data and complex methods to interpret them. We have an ongoing process to evaluate and enhance the quality, quantity and timeliness of our data and interpretation methods used in the determination of this allowance. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change, and include, among others:

•	Probability of default (PD),
•	Loss given default (LGD),
•	Outstanding balance of the loan,
•	Movement through delinquency stages,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, which may be obtained from third parties, and
•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

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

Nonperforming loans that are considered impaired under ASC 310 – Receivables are evaluated for a specific reserve. Specific reserve allocations are determined as follows:

•

For commercial nonperforming loans and TDRs greater than or equal to a defined dollar threshold, specific reserves are based on an analysis of the present value of the loan’s expected future cash flows, the loan’s observable market price or the fair value of the collateral.

•

For commercial nonperforming loans and TDRs below the defined dollar threshold, the individual loan’s LGD percentage is multiplied by the loan balance and the results are aggregated for purposes of measuring specific reserve impairment.

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

When applicable, this process is applied across all the loan classes in a similar manner. However, as previously discussed, certain consumer loans and lines of credit, not secured by residential real estate, are charged off.

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

120 The PNC Financial Services Group, Inc. – Form 10-K

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

For subsequent measurements of these assets, we have elected to utilize either the amortization method or fair value measurement based upon the asset class and our risk management strategy for managing these assets. For commercial mortgage loan servicing rights, we use the amortization method. This election was made based on the unique characteristics of the commercial mortgage loans underlying these servicing rights. Specific risk characteristics of commercial mortgages include loan type, currency or exchange rate, interest rates, expected cash flows and changes in the cost of servicing. We record these servicing assets as Other intangible assets and amortize them over their estimated lives based on estimated net servicing income. On a quarterly basis, we test the assets for impairment by categorizing the pools of assets underlying the servicing rights into various strata. If the estimated fair value of the assets is less than the carrying value, an impairment loss is recognized and a valuation reserve is established. As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the commercial MSRs. The impact was not material. We will recognize gain/(loss) on changes in the fair value of commercial MSRs as a result of that election.

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

We purchase, as well as internally develop and customize, certain software to enhance or perform internal business functions. Software development costs incurred in the planning and post-development project stages are charged to Noninterest expense. Costs associated with designing software configuration and interfaces, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over periods ranging from one to 10 years.

The PNC Financial Services Group, Inc. – Form 10-K 121

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

We recognize all derivative instruments at fair value as either Other assets or Other liabilities on the Consolidated Balance Sheet and the related cash flows in the Operating Activities section of the Consolidated Statement Of Cash Flows. Adjustments for counterparty credit risk are included in the determination of fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a cash flow or net investment hedging relationship. For all other derivatives, changes in fair value are recognized in Noninterest income.

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

122 The PNC Financial Services Group, Inc. – Form 10-K

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

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in Accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in Accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation continues to be reported in Other comprehensive income or loss until the forecasted transaction affects earnings. We did not terminate any cash flow hedges in 2013, 2012 or 2011 due to a determination that a forecasted transaction was no longer probable of occurring.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU amends Topic 815 to include the Fed Funds effective swap rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. ASU 2013-10 became effective on July 17, 2013 and applies to new hedge relationships established on or after that date. This did not have a material effect on our results of operations or financial position.

The PNC Financial Services Group, Inc. – Form 10-K 123

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to present information about reclassification adjustments from Accumulated other comprehensive income in a single note or on the face of the financial statements. Additionally, companies are to disclose by component reclassifications out of Accumulated other comprehensive income and their effects on the respective line items on net income and other disclosures currently required under U.S. GAAP. ASU 2013-02 was effective for annual and interim reporting periods beginning after December 15, 2012. These required disclosures are included in Note 20 Other Comprehensive Income.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and then amended the scope of ASU 2011-11 in January 2013 through the issuance of ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU applies to all entities that have derivative instruments, repurchase agreements and reverse repurchase agreements, or securities lending agreements that are (i) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, and requires an entity to disclose information about offsetting to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosures were required for quarterly and annual reporting periods beginning on or after January 1, 2013 and were to be applied retrospectively for all comparative periods presented. We adopted these ASUs on January 1, 2013 for our derivatives that we offset in accordance with ASC 815-10-45 and for our repurchase/resale arrangements under enforceable master netting arrangements, which we do not currently offset on our Consolidated Balance Sheet. These ASUs did not change the accounting for these arrangements or require them to be offset and thus had no impact on our results of operation or financial position. These disclosures are included in Note 17 Financial Derivatives and Note 24 Commitments and Guarantees.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). This ASU clarified that the guidance in ASC 360-20 applies to a parent that ceases to have a controlling financial interest (as described in ASC 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. ASU 2011-10 should be applied on a prospective basis and was effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We adopted ASU 2011-10 on January 1, 2013 and there was no impact to our results of operations or financial position.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU impacts all entities that recognize an indemnification asset in purchase accounting for a government-assisted acquisition of a financial institution. The effective date of ASU 2012-06 was January 1, 2013. We adopted ASU 2012-06 on January 1, 2013 and there was no impact to our results of operations or financial position.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU applies to indefinite-lived intangible assets other than goodwill and simplifies the impairment test of those assets by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount before proceeding to the quantitative impairment test. The effective date of this ASU was January 1, 2013. However, since we currently do not have any indefinite lived intangibles other than goodwill, this ASU did not have an effect on our results of operations or financial position.

NOTE 2 ACQUISITION AND DIVESTITURE ACTIVITY

2012 RBC BANK (USA) ACQUISITION

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

2012 SALE OF SMARTSTREET

Effective October 26, 2012, PNC divested certain deposits and assets of the Smartstreet business unit, which was acquired by PNC as part of the RBC Bank (USA) acquisition, to Union Bank, N.A. Smartstreet is a nationwide business focused on homeowner or community association managers and had approximately $1 billion of assets and deposits as of September 30, 2012. The gain on sale was immaterial and resulted in a reduction of goodwill and core deposit intangibles by $46 million and $13 million, respectively. Results from operations of Smartstreet from March 2, 2012 through October 26, 2012 are included in our Consolidated Income Statement.

124 The PNC Financial Services Group, Inc. – Form 10-K

NOTE 3 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

LOAN SALE AND SERVICING ACTIVITIES

We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-agency securitization, and loan sale transactions. Agency securitizations consist of securitization transactions with FNMA, FHLMC and Government National Mortgage Association (GNMA) (collectively the Agencies). FNMA and FHLMC generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market through special purpose entities (SPEs) that they sponsor. We, as an authorized GNMA issuer/servicer, pool Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) insured loans into mortgage-backed securities for sale into the secondary market. In Non-agency securitizations, we have transferred loans into securitization SPEs. In other instances, third-party investors have also purchased our loans in loan sale transactions and in certain instances have subsequently sold these loans into securitization SPEs. Securitization SPEs utilized in the Agency and Non-agency securitization transactions are variable interest entities (VIEs).

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

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. When we have the unilateral ability to repurchase a delinquent loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At December 31, 2013 and December 31, 2012, the balance of our ROAP asset and liability totaled $128 million and $190 million, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-K 125

The following table provides information related to certain financial information and cash flows associated with PNC’s loan sale and servicing activities:

Table 57: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – December 31, 2013
Servicing portfolio (c)	$113,994	$176,510	$4,902
Carrying value of servicing assets (d)	1,087	549
Servicing advances (e)	571	412	11
Repurchase and recourse obligations (f)	131	33	22
Carrying value of mortgage-backed securities held (g)	4,144	1,475
FINANCIAL INFORMATION – December 31, 2012
Servicing portfolio (c)	$119,262	$153,193	$5,353
Carrying value of servicing assets (d)	650	420
Servicing advances (e)	582	505	5
Repurchase and recourse obligations (f)	614	43	58
Carrying value of mortgage-backed securities held (g)	5,445	1,533

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Year ended December 31, 2013
Sales of loans (h)	$14,650	$2,754
Repurchases of previously transferred loans (i)	1,191		$9
Servicing fees (j)	362	176	21
Servicing advances recovered/(funded), net	11	93	(6)
Cash flows on mortgage-backed securities held (g)	1,456	411
CASH FLOWS – Year ended December 31, 2012
Sales of loans (h)	$13,783	$2,172
Repurchases of previously transferred loans (i)	1,500		$21
Servicing fees (j)	383	180	22
Servicing advances recovered/(funded), net	(19)	6	3
Cash flows on mortgage-backed securities held (g)	1,220	536
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 24 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgages, this amount represents the outstanding balance of loans we service, including loans transferred by us and loans originated by others where we have purchased the associated servicing rights. For home equity loan/line of credit transfers, this amount represents the outstanding balance of loans transferred and serviced. For commercial mortgages, this amount represents our overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 9 Fair Value and Note 10 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.
(f)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 24 Commitments and Guarantees for further information.
(g)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(h)	There were no gains or losses recognized on the transaction date for sales of residential mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(i)	Includes government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.
(j)	Includes contractually specified servicing fees, late charges and ancillary fees.

126 The PNC Financial Services Group, Inc. – Form 10-K

The table below presents information about the principal balances of transferred loans not recorded on our balance sheet, including residential mortgages, that we service. Additionally, the table below includes principal balances of commercial mortgage securitization and sales transactions where we service those assets. Serviced delinquent loans are 90 days or more past due.

Table 58: Principal Balance, Delinquent Loans (Loans 90 Days or More Past Due), and Net Charge-offs Related to Serviced Loans

In millions	Residential Mortgages	Commercial Mortgages	Home Equity Loans/Lines (a)
Serviced Loan Information – December 31, 2013
Total principal balance	$85,758	$62,872	$4,902
Delinquent loans	3,562	2,353	1,985
Serviced Loan Information – December 31, 2012
Total principal balance	$97,399	$67,563	$5,353
Delinquent loans	4,922	3,440	1,963

In millions	Residential Mortgages	Commercial Mortgages	Home Equity Loans/Lines (a)
Year ended December 31, 2013
Net charge-offs (b)	$213	$916	$119
Year ended December 31, 2012
Net charge-offs (b)	$303	$978	$262
(a)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 24 Commitments and Guarantees for further information.
(b)	Net charge-offs for Residential mortgages and Home equity loans/lines represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represents credit losses less recoveries distributed and as reported by the trustee for CMBS securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

VARIABLE INTEREST ENTITIES (VIES)

We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of December 31, 2013 and December 31, 2012. We have not provided additional financial support to these entities that we are not contractually required to provide.

Table 59: Consolidated VIEs – Carrying Value (a) (b)

December 31, 2013		Credit Card and Other	Tax Credit
In millions	Market Street (c)	Securitization Trusts (d)	Investments	Total
Assets
Cash and due from banks			$5	$5
Interest-earning deposits with banks			7	7
Loans		$1,736		1,736
Allowance for loan and lease losses		(58)		(58)
Equity investments			582	582
Other assets		25	566	591
Total assets		$1,703	$1,160	$2,863
Liabilities
Other borrowed funds		$184	$230	$414
Accrued expenses			83	83
Other liabilities			252	252
Total liabilities		$184	$565	$749

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 127

December 31, 2012		Credit Card	Tax Credit
In millions	Market Street	Securitization Trust (e)	Investments	Total
Assets
Cash and due from banks			$4	$4
Interest-earning deposits with banks			6	6
Investment securities	$9			9
Loans	6,038	$1,743		7,781
Allowance for loan and lease losses		(75)		(75)
Equity investments			1,429	1,429
Other assets	536	31	714	1,281
Total assets	$6,583	$1,699	$2,153	$10,435
Liabilities
Commercial paper	$6,045			$6,045
Other borrowed funds			$257	257
Accrued expenses			132	132
Other liabilities	529		447	976
Total liabilities	$6,574		$836	$7,410
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.
(c)	During the fourth quarter of 2013, PNC finalized the wind down of Market Street. All commitments and loans of Market Street have been assigned to PNC Bank, National Association (PNC Bank, N.A.).
(d)	During the first quarter of 2013, PNC consolidated a Non-agency securitization trust due to modification of contractual provisions.
(e)	During the first quarter of 2012, the last securitization series issued by the SPE matured, resulting in the zero balance of liabilities at December 31, 2012.

Table 60: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2013
Commercial Mortgage-Backed Securitizations (b)	$65,757	$65,757	$1,747	$1,747	(d)
Residential Mortgage-Backed Securitizations (b)	37,962	37,962	4,171	4,171	(d)	$5	(f)
Tax Credit Investments and Other (c)	7,086	2,622	2,134	2,160	(e)	826	(g)
Total	$110,805	$106,341	$8,052	$8,078		$831

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2012
Commercial Mortgage-Backed Securitizations (b)	$72,370	$72,370	$1,829	$1,829	(d)
Residential Mortgage-Backed Securitizations (b)	42,719	42,719	5,456	5,456	(d)	$90	(f)
Tax Credit Investments and Other (c)	6,232	2,375	1,536	1,555	(e)	642	(g)
Total	$121,321	$117,464	$8,821	$8,840		$732
(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable). Our total exposure related to our involvement in loan sale and servicing activities is disclosed in Table 57. Additionally, we also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 8 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information.
(c)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships and certain LLCs engaged in solar power generation to which PNC provides lease financing. The aggregate assets and aggregate liabilities of LLCs engaged in solar power generation may not be reflective of the size of these VIEs due to differences in classification of leases by these entities.
(d)	Included in Trading securities, Investment securities, Other intangible assets and Other assets on our Consolidated Balance Sheet.
(e)	Included in Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(f)	Included in Other liabilities on our Consolidated Balance Sheet.
(g)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

128 The PNC Financial Services Group, Inc. – Form 10-K

MARKET STREET

During the fourth quarter of 2013, PNC finalized the wind down of Market Street, a multi-seller asset-backed commercial paper conduit administered by PNC Bank, N.A. As part of the wind down process, the commitments and outstanding loans of Market Street were assigned to PNC Bank, N.A., which will fund these commitments and loans by utilizing its diversified funding sources. In conjunction with the assignment of commitments and loans, the associated liquidity facilities were terminated along with the program-level credit enhancement provided to Market Street. At December 31, 2013, Market Street’s commercial paper was repaid in full. The wind down did not have a material impact to PNC’s financial condition or results of operations.

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

Our continuing involvement in these securitization transactions consisted primarily of holding certain retained interests and acting as the primary servicer. For each securitization series that was outstanding, our retained interests held were in the form of a pro-rata undivided interest in the transferred receivables, subordinated tranches of asset-backed securities, interest-only strips, discount receivables and subordinated interests in accrued interest and fees in securitized receivables. We consolidated the SPE as we were deemed the primary beneficiary of the entity based upon our level of continuing involvement. Our role as primary servicer gave us the power to direct the activities of the SPE that most significantly affect its economic performance and our holding of retained interests gave us the obligation to absorb expected losses, or the ability to receive residual returns that could be potentially significant to the SPE. The underlying assets of the consolidated SPE were restricted only for payment of the beneficial interests issued by the SPE. Additionally, creditors of the SPE have no direct recourse to PNC.

During the first quarter of 2012, the last series issued by the SPE, Series 2007-1, matured. At December 31, 2013, the SPE continued to exist and we consolidated the entity as we continued to be the primary beneficiary of the SPE through our holding of seller’s interest and our role as the primary servicer.

TAX CREDIT INVESTMENTS AND OTHER

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

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide the limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of benefits for these investments are the tax credits and passive losses which reduce our tax liability. We have consolidated investments in which we have the power to direct the activities that most significantly impact the entity’s performance, and have an obligation to absorb expected losses or receive benefits that could be potentially significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and the third-party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in these investments have any recourse to our general credit. The consolidated assets and liabilities of these investments are provided in Table 59 and reflected in the “Other” business segment.

For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus they are not consolidated. These investments are disclosed in Table 60. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment and partnership results. We use the equity method to account for our equity investment in these entities with the investments reflected in Equity investments on our Consolidated Balance Sheet as appropriate. In addition, we increase our recognized investments and recognize a liability

The PNC Financial Services Group, Inc. – Form 10-K 129

for all legally binding unfunded equity commitments. These liabilities are reflected in Other liabilities on our Consolidated Balance Sheet.

Table 60 also includes our involvement in lease financing transactions with LLCs engaged in solar power generation that to a large extent provided returns in the form of tax credits. The outstanding financings and operating lease assets are reflected as Loans and Other assets, respectively, on our Consolidated Balance Sheet. Our lease financing liabilities are reported in Deposits and Other liabilities.

During 2013, PNC sold limited partnership or non-managing member interests previously held in certain consolidated funds. As a result, PNC no longer met the consolidation criteria for those investments and deconsolidated approximately $675 million of net assets related to the funds.

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

In the first quarter 2013, contractual provisions of a Non-agency residential securitization were modified resulting in PNC being deemed the primary beneficiary of the securitization. As a result, we consolidated the SPE and recorded the SPE’s home equity line of credit assets and associated beneficial interest liabilities and are continuing to account for these instruments at fair value. These balances are included within the Credit Card and Other Securitization Trusts balances line in Table 59. Additionally, creditors of the SPE have no direct recourse to PNC.

Details about the Agency and Non-agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in Table 60. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 4 LOANS AND COMMITMENTS TO EXTEND CREDIT

A summary of the major categories of loans outstanding follows:

Table 61: Loans Summary

In millions	December 31 2013	December 31 2012
Commercial lending
Commercial	$88,378	$83,040
Commercial real estate	21,191	18,655
Equipment lease financing	7,576	7,247
Total commercial lending	117,145	108,942
Consumer lending
Home equity	36,447	35,920
Residential real estate	15,065	15,240
Credit card	4,425	4,303
Other consumer	22,531	21,451
Total consumer lending	78,468	76,914
Total loans (a) (b)	$195,613	$185,856
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.1 billion and $2.7 billion at December 31, 2013 and December 31, 2012, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in the loans summary.

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

We originate interest-only loans to commercial borrowers. This is usually to match our borrowers’ asset conversion to cash expectations (e.g., working capital lines, revolvers).

130 The PNC Financial Services Group, Inc. – Form 10-K

These products are standard in the financial services industry and are considered during the underwriting process to mitigate the increased risk that may result in borrowers not being able to make interest and principal payments when due. We do not believe that these product features create a concentration of credit risk.

At December 31, 2013, we pledged $23.4 billion of commercial loans to the Federal Reserve Bank (FRB) and $40.4 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December  31, 2012 were $23.2 billion and $37.3 billion, respectively.

Table 62: Net Unfunded Credit Commitments

In millions	December 31 2013	December 31 2012
Total commercial lending	$90,104	$78,703
Home equity lines of credit	18,754	19,814
Credit card	16,746	17,381
Other	4,266	4,694
Total (a)	$129,870	$120,592
(a)	Excludes standby letters of credit. See Note 24 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At December 31, 2013, commercial commitments reported above exclude $25.0 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2012 was $22.5 billion.

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

NOTE 5 ASSET QUALITY

ASSET QUALITY

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency rates may be a key indicator, among other considerations, of credit risk within the loan portfolios. The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale, purchased impaired loans and nonperforming loans, but include government insured or guaranteed loans and loans accounted for under the fair value option.

The trends in nonperforming assets represent another key indicator of the potential for future credit losses. Nonperforming assets include nonperforming loans, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost that have deteriorated in credit quality to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans as these loans are accounted for at fair value. However, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. Purchased impaired loans are excluded from nonperforming loans as we are currently accreting interest income over the expected life of the loans. See Note 6 Purchased Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The PNC Financial Services Group, Inc. – Form 10-K 131

The following tables display the delinquency status of our loans and our nonperforming assets at December 31, 2013 and December 31, 2012, respectively.

Table 63: Analysis of Loan Portfolio (a)

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired	Total Loans
December 31, 2013
Commercial	$87,621	$81	$20	$42	$143	$457		$157	$88,378
Commercial real estate	20,090	54	11	2	67	518		516	21,191
Equipment lease financing	7,538	31	2		33	5			7,576
Home equity (d)	32,877	86	34		120	1,139		2,311	36,447
Residential real estate (d) (e)	9,311	217	87	1,060	1,364	904	$365	3,121	15,065
Credit card	4,339	29	19	34	82	4			4,425
Other consumer (d) (f)	21,788	216	112	353	681	61		1	22,531
Total	$183,564	$714	$285	$1,491	$2,490	$3,088	$365	$6,106	$195,613
Percentage of total loans	93.83%	.37%	.15%	.76%	1.28%	1.58%	.19%	3.12%	100.00%
December 31, 2012
Commercial	$81,930	$115	$55	$42	$212	$590		$308	$83,040
Commercial real estate	16,735	100	57	15	172	807		941	18,655
Equipment lease financing	7,214	17	1	2	20	13			7,247
Home equity	32,174	117	58		175	951		2,620	35,920
Residential real estate (e)	8,464	278	146	1,901	2,325	845	$70	3,536	15,240
Credit card	4,205	34	23	36	93	5			4,303
Other consumer (f)	20,663	258	131	355	744	43		1	21,451
Total	$171,385	$919	$471	$2,351	$3,741	$3,254	$70	$7,406	$185,856
Percentage of total loans	92.21%	.49%	.25%	1.26%	2.00%	1.75%	.05%	3.99%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, accruing consumer loans past due 30 – 59 days decreased $44 million, accruing consumer loans past due 60 – 89 days decreased $36 million and accruing consumer loans past due 90 days or more decreased $315 million, of which $295 million related to Residential real estate government insured loans. As part of this alignment, these loans were moved into nonaccrual status.
(e)	Past due loan amounts at December 31, 2013 include government insured or guaranteed Residential real estate mortgages totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $1.0 billion for 90 days or more past due. Past due loan amounts at December 31, 2012 include government insured or guaranteed Residential real estate mortgages totaling $.1 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $1.9 billion for 90 days or more past due.
(f)	Past due loan amounts at December 31, 2013 include government insured or guaranteed Other consumer loans totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due. Past due loan amounts at December 31, 2012 include government insured or guaranteed Other consumer loans totaling $.2 billion for 30 to 59 days past due, $.1 billion for 60 to 89 days past due and $.3 billion for 90 days or more past due.

132 The PNC Financial Services Group, Inc. – Form 10-K

Table 64: Nonperforming Assets

Dollars in millions	December 31 2013	December 31 2012
Nonperforming loans
Commercial lending
Commercial	$457	$590
Commercial real estate	518	807
Equipment lease financing	5	13
Total commercial lending	980	1,410
Consumer lending (a)
Home equity (b)	1,139	951
Residential real estate (b)	904	845
Credit card	4	5
Other consumer (b)	61	43
Total consumer lending	2,108	1,844
Total nonperforming loans (c)	3,088	3,254
OREO and foreclosed assets
Other real estate owned (OREO) (d)	360	507
Foreclosed and other assets	9	33
Total OREO and foreclosed assets	369	540
Total nonperforming assets	$3,457	$3,794
Nonperforming loans to total loans	1.58%	1.75%
Nonperforming assets to total loans, OREO and foreclosed assets	1.76	2.04
Nonperforming assets to total assets	1.08	1.24
Interest on nonperforming loans
Computed on original terms	163	212
Recognized prior to nonperforming status	30	30
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, nonperforming home equity loans increased $214 million, nonperforming residential mortgage loans increased $187 million and nonperforming other consumer loans increased $25 million. Charge-offs were taken on these loans where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $134 million.
(c)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(d)	OREO excludes $245 million and $380 million at December 31, 2013 and December 31, 2012, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 5 for additional information. For the year ended December 31, 2013, $2.3 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the year ended December 31, 2012 was $3.1 billion.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.5 billion at December 31, 2013 and $1.6 billion at December 31, 2012. TDRs that are performing (accruing) totaled $1.1 billion and $1.0 billion at December 31,

2013 and December 31, 2012, respectively, and are excluded from nonperforming loans. Generally, these loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status. At December 31, 2013 and December 31, 2012, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

ADDITIONAL ASSET QUALITY INDICATORS

We have two overall portfolio segments – Commercial Lending and Consumer Lending. Each of these two segments is comprised of multiple loan classes. Classes are characterized by similarities in initial measurement, risk attributes and the manner in which we monitor and assess credit risk. The commercial segment is comprised of the

The PNC Financial Services Group, Inc. – Form 10-K 133

commercial, commercial real estate, equipment lease financing, and commercial purchased impaired loan classes. The consumer segment is comprised of the home equity, residential real estate, credit card, other consumer, and consumer purchased impaired loan classes. Asset quality indicators for each of these loan classes are discussed in more detail below.

COMMERCIAL LENDING ASSET CLASSES

COMMERCIAL LOAN CLASS

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process on an ongoing basis. These ratings are reviewed and updated on a risk-adjusted basis, generally at least once per year. Additionally, no less frequently than on an annual basis, we update PD rates related to each rating grade based upon internal historical data, augmented by market data. For small balance homogenous pools of commercial loans, mortgages and leases, we apply statistical modeling to assist in determining the probability of default within these pools. Further, on a periodic basis, we update our LGD estimates associated with each rating grade based upon historical data. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. In general, loans with better PD and LGD tend to have a lower likelihood of loss compared to loans with worse PD and LGD, which tend to have a higher likelihood of loss. The loss amount also considers exposure at date of default, which we also periodically update based upon historical data.

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

COMMERCIAL PURCHASED IMPAIRED LOAN CLASS

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

See Note 6 Purchased Loans for additional information.

134 The PNC Financial Services Group, Inc. – Form 10-K

Table 65: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated (b)	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
December 31, 2013
Commercial	$83,903	$1,894	$2,352	$72	$88,221
Commercial real estate	19,175	301	1,113	86	20,675
Equipment lease financing	7,403	77	93	3	7,576
Purchased impaired loans	10	31	469	163	673
Total commercial lending (f) (g)	$110,491	$2,303	$4,027	$324	$117,145
December 31, 2012
Commercial	$78,048	$1,939	$2,600	$145	$82,732
Commercial real estate	14,898	804	1,802	210	17,714
Equipment lease financing	7,062	68	112	5	7,247
Purchased impaired loans	49	60	852	288	1,249
Total commercial lending (f)	$100,057	$2,871	$5,366	$648	$108,942
(a)	Based upon PDs and LGDs.
(b)	Pass Rated loans include loans not classified as “Special Mention”, “Substandard”, or “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.
(f)	Loans are included above based on their contractual terms as “Pass”, “Special Mention”, “Substandard” or “Doubtful”.
(g)	We refined our process for categorizing commercial loans in the second quarter of 2013 in order to apply a split rating classification to certain loans meeting threshold criteria. By assigning split classifications, a loan’s exposure amount may be split into more than one classification category in the above table.

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

The PNC Financial Services Group, Inc. – Form 10-K 135

is used to monitor the risk in the loan classes. Loans with higher FICO scores and lower LTVs tend to have a lower level of risk. Conversely, loans with lower FICO scores, higher LTVs, and in certain geographic locations tend to have a higher level of risk.

In the first quarter of 2013, we refined our process for the Home Equity and Residential Real Estate Asset Quality Indicators shown in the following tables. These refinements include, but are not limited to, improvements in the process for determining lien position and LTV in both Table 67 and Table 68. Additionally, as of the first quarter of 2013, we are now presenting Table 67 at recorded investment as opposed to our prior presentation of outstanding balance. Table 68 continues to be presented at outstanding balance. Both the 2013 and 2012 period end balance disclosures are presented in the below tables using this refined process.

CONSUMER PURCHASED IMPAIRED LOAN CLASS

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

See Note 6 Purchased Loans for additional information.

Table 66: Home Equity and Residential Real Estate Balances

In millions	December 31 2013	December 31 2012
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$44,376	$42,725
Home equity and residential real estate loans – purchased impaired loans (b)	5,548	6,638
Government insured or guaranteed residential real estate mortgages (a)	1,704	2,279
Purchase accounting adjustments – purchased impaired loans	(116)	(482)
Total home equity and residential real estate loans (a)	$51,512	$51,160
(a)	Represents recorded investment.
(b)	Represents outstanding balance.

136 The PNC Financial Services Group, Inc. – Form 10-K

Table 67: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
December 31, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$438	$1,914	$563	$2,915
Less than or equal to 660 (d) (e)	74	399	185	658
Missing FICO	1	11	20	32
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	987	2,794	1,005	4,786
Less than or equal to 660 (d) (e)	150	501	210	861
Missing FICO	2	5	32	39
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	1,047	1,916	844	3,807
Less than or equal to 660	134	298	131	563
Missing FICO	2	3	22	27
Less than 90% and updated FICO scores:
Greater than 660	13,445	7,615	6,309	27,369
Less than or equal to 660	1,349	1,009	662	3,020
Missing FICO	25	17	256	298
Missing LTV and updated FICO scores:
Greater than 660			1	1
Total home equity and residential real estate loans	$17,654	$16,482	$10,240	$44,376

	Home Equity		Residential Real Estate	Total
December 31, 2012 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$470	$2,772	$667	$3,909
Less than or equal to 660 (d) (e)	84	589	211	884
Missing FICO	1	10	19	30
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	1,027	3,636	1,290	5,953
Less than or equal to 660 (d) (e)	159	641	253	1,053
Missing FICO	3	6	45	54
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	1,056	2,229	1,120	4,405
Less than or equal to 660	130	319	164	613
Missing FICO	1	5	23	29
Less than 90% and updated FICO scores:
Greater than 660	10,736	7,255	4,701	22,692
Less than or equal to 660	1,214	921	621	2,756
Missing FICO	23	13	269	305
Missing LTV and updated FICO scores:
Missing FICO			42	42
Total home equity and residential real estate loans	$14,904	$18,396	$9,425	$42,725
(a)	Excludes purchased impaired loans of approximately $5.4 billion and $6.2 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $1.7 billion and $2.3 billion, and loans held for sale at December 31, 2013 and December 31, 2012, respectively. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
(c)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV are estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology. In the second quarter of 2013, we enhanced our CLTV determination process by further refining the data and correcting certain methodological inconsistencies. As a result, the amounts in the December 31, 2012 table were updated during the second quarter of 2013.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states had the highest percentage of higher risk loans at December 31, 2013: New Jersey 13%, Illinois 12%, Pennsylvania 12%, Ohio 11%, Florida 9%, Maryland 5%, Michigan 5%, and California 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 29% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2012: New Jersey 14%, Illinois 11%, Pennsylvania 11%, Ohio 10%, Florida 9%, California 6%, Maryland 6%, and Michigan 5%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 28% of the higher risk loans.

The PNC Financial Services Group, Inc. – Form 10-K 137

Table 68: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)	Total
December 31, 2013 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$13	$435	$361	$809
Less than or equal to 660	15	215	296	526
Missing FICO		12	24	36
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	21	516	373	910
Less than or equal to 660	15	239	281	535
Missing FICO		14	14	28
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	15	202	197	414
Less than or equal to 660	12	101	163	276
Missing FICO		7	6	13
Less than 90% and updated FICO scores:
Greater than 660	93	261	646	1,000
Less than or equal to 660	126	198	590	914
Missing FICO	1	11	47	59
Missing LTV and updated FICO scores:
Greater than 660	1		11	12
Less than or equal to 660			13	13
Missing FICO			3	3
Total home equity and residential real estate loans	$312	$2,211	$3,025	$5,548

	Home Equity (b) (c)		Residential Real Estate (b) (c)
December 31, 2012 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$17	$791	$597	$1,405
Less than or equal to 660	17	405	498	920
Missing FICO		23	46	69
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	26	552	435	1,013
Less than or equal to 660	20	269	383	672
Missing FICO		18	23	41
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	14	140	216	370
Less than or equal to 660	14	99	182	295
Missing FICO		7	11	18
Less than 90% and updated FICO scores:
Greater than 660	86	174	589	849
Less than or equal to 660	142	163	598	903
Missing FICO	2	8	39	49
Missing LTV and updated FICO scores:
Greater than 660			18	18
Less than or equal to 660			7	7
Missing FICO			9	9
Total home equity and residential real estate loans	$338	$2,649	$3,651	$6,638
(a)	Amounts shown represent outstanding balance. See Note 6 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states had the highest percentage of purchased impaired loans at December 31, 2013: California 17%, Florida 16%, Illinois 11%, Ohio 8%, North Carolina 8%, and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 35% of the purchased impaired portfolio. The following states had the highest percentage of purchased impaired loans at December 31, 2012: California 18%, Florida 15%, Illinois 12%, Ohio 7%, North Carolina 6% and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 37% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV are estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology. In the second quarter of 2013, we enhanced our CLTV determination process by further refining the data and correcting certain methodological inconsistencies. As a result, the amounts in the December 31, 2012 table were updated during the second quarter of 2013.

138 The PNC Financial Services Group, Inc. – Form 10-K

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

Table 69: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
December 31, 2013
FICO score greater than 719	$2,380	54%	$8,596	63%
650 to 719	1,198	27	3,511	26
620 to 649	194	4	527	4
Less than 620	246	6	628	4
No FICO score available or required (c)	407	9	474	3
Total loans using FICO credit metric	4,425	100%	13,736	100%
Consumer loans using other internal credit metrics (b)			8,795
Total loan balance	$4,425		$22,531
Weighted-average updated FICO score (d)		729		741
December 31, 2012
FICO score greater than 719	$2,247	52%	$7,006	60%
650 to 719	1,169	27	2,896	25
620 to 649	188	5	459	4
Less than 620	271	6	602	5
No FICO score available or required (c)	428	10	741	6
Total loans using FICO credit metric	4,303	100%	11,704	100%
Consumer loans using other internal credit metrics (b)			9,747
Total loan balance	$4,303		$21,451
Weighted-average updated FICO score (d)		726		739
(a)	At December 31, 2013, we had $34 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the December 31, 2013 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 17%, Michigan 11%, Illinois 7%, New Jersey 7%, Indiana 6%, Florida 6% and Kentucky 4%. All other states had less than 4% individually and make up the remainder of the balance. At December 31, 2012, we had $36 million of credit card loans that are higher risk. The majority of the December 31, 2012 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 14%, Michigan 12%, Illinois 8%, Indiana 6%, Florida 6%, New Jersey 5%, Kentucky 4% and North Carolina 4%. All other states had less than 3% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

The PNC Financial Services Group, Inc. – Form 10-K 139

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

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $.5 billion and $.6 billion at December 31, 2013 and December  31, 2012, respectively, for the total TDR portfolio.

Table 70: Summary of Troubled Debt Restructurings

In millions	Dec. 31 2013	Dec. 31 2012
Total consumer lending	$2,161	$2,318
Total commercial lending	578	541
Total TDRs	$2,739	$2,859
Nonperforming	$1,511	$1,589
Accruing (a)	1,062	1,037
Credit card	166	233
Total TDRs	$2,739	$2,859
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

Table 71 quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during 2013, 2012 and 2011. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category would result in reductions to future interest income. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

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

140 The PNC Financial Services Group, Inc. – Form 10-K

Table 71: Financial Impact and TDRs by Concession Type (a)

During the year ended December 31, 2013	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
			Principal Forgiveness	Rate Reduction	Other	Total
Dollars in millions
Commercial lending
Commercial	168	$216	$10	$21	$132	$163
Commercial real estate	116	284	28	51	144	223
Equipment lease financing	1	3
Total commercial lending	285	503	38	72	276	386
Consumer lending
Home equity	4,132	289		139	126	265
Residential real estate	911	127		39	86	125
Credit card	8,397	64		61		61
Other consumer	1,379	22		1	19	20
Total consumer lending	14,819	502		240	231	471
Total TDRs	15,104	$1,005	$38	$312	$507	$857

During the year ended December 31, 2012 Dollars in millions
Commercial lending
Commercial (d)	220	$335	$19	$58	$206	$283
Commercial real estate (d)	68	244	19	77	121	217
Equipment lease financing (d)	1	1			1	1
Total commercial lending	289	580	38	135	328	501
Consumer lending
Home equity	4,813	313		200	110	310
Residential real estate	754	147		60	83	143
Credit card	13,306	93		90		90
Other consumer	835	20		2	19	21
Total consumer lending	19,708	573		352	212	564
Total TDRs	19,997	$1,153	$38	$487	$540	$1,065

During the year ended December 31, 2011 (e) Dollars in millions
Commercial lending
Commercial	599	$129	$19	$33	$60	$112
Commercial real estate	78	286	83	123	54	260
Equipment lease financing (f)	2	1
Total commercial lending	679	416	102	156	114	372
Consumer lending
Home equity	4,013	321		281	39	320
Residential real estate	1,590	376		236	115	351
Credit card	11,761	87		84		84
Other consumer	472	13		1	12	13
Total consumer lending	17,836	797		602	166	768
Total TDRs	18,515	$1,213	$102	$758	$280	$1,140
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
(d)	Certain amounts within the Commercial lending portfolio for 2012 were reclassified to conform to the presentation in 2013.
(e)	Includes loans modified during 2011 that were determined to be TDRs under the requirements of ASU 2011-02, which was adopted on July 1, 2011 and applied to all modifications entered into on and after January 1, 2011.
(f)	During 2011, the Post-TDR amounts for the Equipment lease financing loan class totaled less than $1 million.

The PNC Financial Services Group, Inc. – Form 10-K 141

TDRs may result in charge-offs and interest income not being recognized. At or around the time of modification, the amount of principal balance of the TDRs charged off during the year ended December 31, 2013 was not material. A financial effect of rate reduction TDRs is that interest income is not recognized. Interest income not recognized that otherwise would have been earned in 2013 and 2012, related to both commercial TDRs and consumer TDRs, was not material.

Pursuant to regulatory guidance issued in the third quarter of 2012, management compiled TDR information related to changes in treatment of certain loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC. Because of the timing of the compilation of the TDR information and the fact that it covers several periods, $366 million of TDRs, net of $128 million of charge-offs, related to this new regulatory guidance, has not been reflected as part of the year ended December 31, 2012 activity included in Table 71 and 72. This information has been reflected in period end balance disclosures for the year ended December 31, 2012.

Allowance for loan losses has declined as a result of the increase in identified loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC which have been classified as TDRs. These loans have been charged off to collateral value less costs to sell, and any associated allowance at the time of charge-off was reduced to zero. Therefore, the charge-off activity resulted in a reduction to the allowance in prior periods, as well as the difference in pre-TDR recorded investment to the post-TDR recorded investment reflected in Table 71. As the change in treatment was adopted, incremental provision for credit losses was recorded if the related loan charge-off exceeded the associated allowance. In future periods, subsequent declines in collateral value for these loans will be charged off.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In Table 72, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the reporting periods preceding January 1, 2013 and January 1, 2012, respectively, and subsequently defaulted during these reporting periods.

142 The PNC Financial Services Group, Inc. – Form 10-K

Table 72: TDRs which have Subsequently Defaulted

During the year ended December 31, 2013 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	67	$47
Commercial real estate	38	59
Total commercial lending (a)	105	106
Consumer lending
Home equity	1,420	89
Residential real estate	824	115
Credit card	4,598	34
Other consumer	278	4
Total consumer lending	7,120	242
Total TDRs	7,225	$348

During the year ended December 31, 2012 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial (b)	112	$67
Commercial real estate (b)	42	69
Equipment lease financing	1	1
Total commercial lending	155	137
Consumer lending
Home equity	542	50
Residential real estate	482	70
Credit card	4,551	32
Other consumer	118	4
Total consumer lending	5,693	156
Total TDRs	5,848	$293

During the year ended December 31, 2011 (c) Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	37	$57
Commercial real estate	41	136
Total commercial lending (a)	78	193
Consumer lending
Home equity	1,166	90
Residential real estate	421	93
Credit card	5,012	33
Other consumer	47	1
Total consumer lending	6,646	217
Total TDRs	6,724	$410
(a)	During 2013 and 2011, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.
(b)	Certain amounts within the 2012 Commercial lending portfolio were reclassified during the fourth quarter of 2013.
(c)	Includes loans modified during 2011 that were determined to be TDRs under the requirements of ASU 2011-02, which was adopted on July 1, 2011 and applied to all modifications entered into on and after January 1, 2011.

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

The PNC Financial Services Group, Inc. – Form 10-K 143

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

IMPAIRED LOANS

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. Excluded from impaired loans are nonperforming leases, loans held for sale, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. See Note 6 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $5 million and $12 million at December 31, 2013 and December 31, 2012, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the year ended December 31, 2013 and December 31, 2012. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans and loans to consumers discharged from bankruptcy and not formally reaffirmed do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 73: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (a)
December 31, 2013
Impaired loans with an associated allowance
Commercial	$549	$400	$90	$442
Commercial real estate	517	349	89	478
Home equity	999	992	334	900
Residential real estate	573	436	74	645
Credit card	166	166	36	189
Other consumer	71	57	2	68
Total impaired loans with an associated allowance	$2,875	$2,400	$625	$2,722
Impaired loans without an associated allowance
Commercial	$309	$163		$161
Commercial real estate	421	315		354
Home equity	366	124		166
Residential real estate	415	386		267
Total impaired loans without an associated allowance	$1,511	$988		$948
Total impaired loans	$4,386	$3,388	$625	$3,670
December 31, 2012 (c)
Impaired loans with an associated allowance
Commercial	$824	$523	$150	$653
Commercial real estate	851	594	143	778
Home equity	1,070	1,013	328	851
Residential real estate	778	663	168	700
Credit card	204	204	48	227
Other consumer	104	86	3	63
Total impaired loans with an associated allowance	$3,831	$3,083	$840	$3,272
Impaired loans without an associated allowance
Commercial	$362	$126		$157
Commercial real estate	562	355		400
Home equity	169	121		40
Residential real estate	316	231		77
Total impaired loans without an associated allowance	$1,409	$833		$674
Total impaired loans	$5,240	$3,916	$840	$3,946
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the year ended December 31, 2013 and the year ended December 31, 2012, respectively.
(b)	Associated allowance amounts include $.5 billion and $.6 billion for TDRs at December 31, 2013 and December 31, 2012, respectively.
(c)	Certain impaired loan balances at December 31, 2012 were reclassified from Impaired loans with an associated allowance to Impaired loans without an associated allowance to reflect those loans that had been identified as of December 31, 2012 as loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC and the loans were subsequently charged-off to collateral value less costs to sell. This presentation is consistent with updated processes in effect as of March 31, 2013.

144 The PNC Financial Services Group, Inc. – Form 10-K

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

The following table provides purchased impaired loans at December 31, 2013 and December 31, 2012:

Table 74: Purchased Impaired Loans – Balances

	December 31, 2013			December 31, 2012
In millions	Outstanding Balance	Recorded Investment	Carrying Value	Outstanding Balance	Recorded Investment	Carrying Value
Commercial lending
Commercial	$282	$157	$131	$524	$308	$276
Commercial real estate	655	516	409	1,156	941	734
Total commercial lending	937	673	540	1,680	1,249	1,010
Consumer lending
Consumer	2,523	2,312	1,971	2,988	2,621	2,336
Residential real estate	3,025	3,121	2,591	3,651	3,536	2,963
Total consumer lending	5,548	5,433	4,562	6,639	6,157	5,299
Total	$6,485	$6,106	$5,102	$8,319	$7,406	$6,309

During 2013, $11 million of provision and $104 million of charge-offs were recorded on purchased impaired loans. The comparative amounts for 2012 were $173 million and $74 million, respectively. At December 31, 2013, the allowance for loan and lease losses was $1.0 billion on $5.2 billion of purchased impaired loans while the remaining $.9 billion of purchased impaired loans required no allowance as the net present value of expected cash flows equaled or exceeded the recorded investment. As of December 31, 2012, the allowance for loan and lease losses related to purchased impaired loans was $1.1 billion. If any allowance for loan losses is recognized on a purchased impaired pool, which is accounted for as a single asset, the entire balance of that pool would be disclosed as requiring an allowance. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loans for cash flow estimation purposes. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

Activity for the accretable yield during 2013 follows:

Table 75: Purchased Impaired Loans – Accretable Yield

In millions	2013	2012
January 1	$2,166	$2,109
Addition of accretable yield due to RBC Bank (USA) acquisition on March 2, 2012		587
Accretion (including excess cash recoveries)	(695)	(828)
Net reclassifications to accretable from non-accretable (a)	613	327
Disposals	(29)	(29)
December 31	$2,055	$2,166
(a)	Approximately 63% of the net reclassifications for the year were within the consumer portfolio primarily due to increases in the expected average life of residential and home equity loans. The remaining net reclassifications were predominantly due to future cash flow improvements within the commercial portfolio.

The PNC Financial Services Group, Inc. – Form 10-K 145

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

ALLOWANCE FOR PURCHASED NON-IMPAIRED LOANS

ALLL for purchased non-impaired loans is determined based upon a comparison between the methodologies described above and the remaining acquisition date fair value discount that has yet to be accreted into interest income. After making the comparison, an ALLL is recorded for the amount greater than the discount, or no ALLL is recorded if the discount is greater.

ALLOWANCE FOR PURCHASED IMPAIRED LOANS

ALLL for purchased impaired loans is determined in accordance with ASC 310-30 by comparing the net present value of the cash flows expected to be collected to the recorded investment for a given loan (or pool of loans). In cases where the net present value of expected cash flows is lower than the recorded investment, ALLL is established. Cash flows expected to be collected represent management’s best estimate of the cash flows expected over the life of a loan (or pool of loans). For large balance commercial loans, cash flows are separately estimated and compared to the Recorded Investment at the loan level. For smaller balance pooled loans, cash flows are estimated using cash flow models and compared at the risk pool level, which was defined at acquisition based on the risk characteristics of the loan. Our cash flow models use loan data including, but not limited to, delinquency status of the loan, updated borrower FICO credit scores, geographic information, historical loss experience, and updated LTVs, as well as best estimates for unemployment rates, home prices and other economic factors, to determine estimated cash flows.

146 The PNC Financial Services Group, Inc. – Form 10-K

Table 76: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
December 31, 2013
Allowance for Loan and Lease Losses
January 1	$1,774	$2,262	$4,036
Charge-offs	(606)	(982)	(1,588)
Recoveries	357	154	511
Net charge-offs	(249)	(828)	(1,077)
Provision for credit losses	36	607	643
Net change in allowance for unfunded loan commitments and letters of credit	(13)	21	8
Other	(1)		(1)
December 31	$1,547	$2,062	$3,609
TDRs individually evaluated for impairment	$24	$446	$470
Other loans individually evaluated for impairment	155		155
Loans collectively evaluated for impairment	1,235	745	1,980
Purchased impaired loans	133	871	1,004
December 31	$1,547	$2,062	$3,609
Loan Portfolio
TDRs individually evaluated for impairment	$578	$2,161	$2,739
Other loans individually evaluated for impairment	649		649
Loans collectively evaluated for impairment (a)	115,245	70,874	186,119
Purchased impaired loans	673	5,433	6,106
December 31	$117,145	$78,468	$195,613
Portfolio segment ALLL as a percentage of total ALLL	43%	57%	100%
Ratio of the allowance for loan and lease losses to total loans	1.32%	2.63%	1.84%
December 31, 2012
Allowance for Loan and Lease Losses
January 1	$1,995	$2,352	$4,347
Charge-offs	(804)	(1,066)	(1,870)
Recoveries	445	136	581
Net charge-offs	(359)	(930)	(1,289)
Provision for credit losses	138	849	987
Net change in allowance for unfunded loan commitments and letters of credit	(1)	(9)	(10)
Other	1		1
December 31	$1,774	$2,262	$4,036
TDRs individually evaluated for impairment	$40	$547	$587
Other loans individually evaluated for impairment	253		253
Loans collectively evaluated for impairment	1,242	857	2,099
Purchased impaired loans	239	858	1,097
December 31	$1,774	$2,262	$4,036
Loan Portfolio
TDRs individually evaluated for impairment	$541	$2,318	$2,859
Other loans individually evaluated for impairment	1,057		1,057
Loans collectively evaluated for impairment	106,095	68,439	174,534
Purchased impaired loans	1,249	6,157	7,406
December 31	$108,942	$76,914	$185,856
Portfolio segment ALLL as a percentage of total ALLL	44%	56%	100%
Ratio of the allowance for loan and lease losses to total loans	1.63%	2.94%	2.17%

The PNC Financial Services Group, Inc. – Form 10-K 147

Table 76: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

(continued from previous page)

In millions	Commercial Lending	Consumer Lending	Total
December 31, 2011
Allowance for Loan and Lease Losses
January 1	$2,567	$2,320	$4,887
Charge-offs	(1,199)	(1,065)	(2,264)
Recoveries	487	138	625
Net charge-offs	(712)	(927)	(1,639)
Provision for credit losses	177	975	1,152
Net change in allowance for unfunded loan commitments and letters of credit	(36)	(16)	(52)
Other	(1)		(1)
December 31	$1,995	$2,352	$4,347
TDRs individually evaluated for impairment	$39	$541	$580
Other loans individually evaluated for impairment	520		520
Loans collectively evaluated for impairment	1,207	1,042	2,249
Purchased impaired loans	229	769	998
December 31	$1,995	$2,352	$4,347
Loan Portfolio
TDRs individually evaluated for impairment	$405	$1,798	$2,203
Other loans individually evaluated for impairment	1,890		1,890
Loans collectively evaluated for impairment	85,167	63,087	148,254
Purchased impaired loans	852	5,815	6,667
December 31	$88,314	$70,700	$159,014
Portfolio segment ALLL as a percentage of total ALLL	46%	54%	100%
Ratio of the allowance for loan and lease losses to total loans	2.26%	3.33%	2.73%
(a)	Includes $252 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell. Accordingly, there is no allowance recorded for these loans.

Net interest income less the provision for credit losses was $8.5 billion for 2013 compared with $8.7 billion for 2012 and $7.5 billion for 2011.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date. See Note 1 Accounting Policies for additional information.

Table 77: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2013	2012	2011
January 1	$250	$240	$188
Net change in allowance for unfunded loan commitments and letters of credit	(8)	10	52
December 31	$242	$250	$240

148 The PNC Financial Services Group, Inc. – Form 10-K

NOTE 8 INVESTMENT SECURITIES

Table 78: Investment Securities Summary

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
December 31, 2013
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,990	$135	$(7)	$4,118
Residential mortgage-backed
Agency	22,669	384	(222)	22,831
Non-agency	5,457	308	(160)	5,605
Commercial mortgage-backed
Agency	632	15	(1)	646
Non-agency	3,937	123	(18)	4,042
Asset-backed	5,754	66	(48)	5,772
State and municipal	2,609	52	(44)	2,617
Other debt	2,506	55	(18)	2,543
Total debt securities	47,554	1,138	(518)	48,174
Corporate stocks and other	434		(1)	433
Total securities available for sale	$47,988	$1,138	$(519)	$48,607
SECURITIES HELD TO MATURITY (a)
Debt securities
U.S. Treasury and government agencies	$239	$8	$(4)	$243
Residential mortgage-backed
Agency	5,814	71	(64)	5,821
Non-agency	293		(4)	289
Commercial mortgage-backed
Agency	1,251	49		1,300
Non-agency	1,687	20	(5)	1,702
Asset-backed	1,009	2	(10)	1,001
State and municipal	1,055	10	(4)	1,061
Other debt	339	9		348
Total securities held to maturity	$11,687	$169	$(91)	$11,765
December 31, 2012
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$2,868	$245		$3,113
Residential mortgage-backed
Agency	25,844	952	$(12)	26,784
Non-agency	6,102	314	(309)	6,107
Commercial mortgage-backed
Agency	602	31		633
Non-agency	3,055	210	(1)	3,264
Asset-backed	5,667	65	(79)	5,653
State and municipal	2,197	111	(21)	2,287
Other debt	2,745	103	(4)	2,844
Total debt securities	49,080	2,031	(426)	50,685
Corporate stocks and other	367			367
Total securities available for sale	$49,447	$2,031	$(426)	$51,052
SECURITIES HELD TO MATURITY (a)
Debt securities
U.S. Treasury and government agencies	$230	$47		$277
Residential mortgage-backed (agency)	4,380	202		4,582
Commercial mortgage-backed
Agency	1,287	87		1,374
Non-agency	2,582	85		2,667
Asset-backed	858	5		863
State and municipal	664	61		725
Other debt	353	19		372
Total securities held to maturity	$10,354	$506		$10,860

The PNC Financial Services Group, Inc. – Form 10-K 149

Table 78: Investment Securities Summary

(continued from previous page)

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
December 31, 2011
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,369	$348		$3,717
Residential mortgage-backed
Agency	26,081	772	$(61)	26,792
Non-agency	6,673	152	(1,268)	5,557
Commercial mortgage-backed
Agency	1,101	39		1,140
Non-agency	2,693	80	(17)	2,756
Asset-backed	3,854	31	(216)	3,669
State and municipal	1,779	75	(47)	1,807
Other debt	2,691	83	(12)	2,762
Total debt securities	48,241	1,580	(1,621)	48,200
Corporate stocks and other	368			368
Total securities available for sale	$48,609	$1,580	$(1,621)	$48,568
SECURITIES HELD TO MATURITY (a)
Debt securities
U.S. Treasury and government agencies	$221	$40		$261
Residential mortgage-backed (agency)	4,761	131	$(1)	4,891
Commercial mortgage-backed
Agency	1,332	50		1,382
Non-agency	3,467	108	(2)	3,573
Asset-backed	1,251	14	(3)	1,262
State and municipal	671	31		702
Other debt	363	16		379
Total securities held to maturity	$12,066	$390	$(6)	$12,450
(a)	Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of transfer. The amortized cost of held to maturity securities included net unrealized gains of $111 million, $142 million and $179 million at December 31, 2013, 2012 and 2011, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At December 31, 2013, Accumulated other comprehensive income included pretax gains of $69 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

During 2013, we transferred securities with a fair value of $1.9 billion from available for sale to held to maturity. The securities transferred included $.9 billion of agency residential mortgage-backed securities, $.3 billion of non-agency residential mortgage backed securities, $.3 billion of non-agency commercial mortgage-backed securities and $.4 billion of state and municipal securities. The non-agency mortgage-backed and state and municipal securities were predominately AAA-equivalent. In addition, the non-agency residential mortgage-backed securities were 2013 originations. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on Accumulated other comprehensive income and certain capital measures, taking into consideration market conditions and changes to regulatory capital requirements under Basel III capital standards. The securities were reclassified at fair value at the time of transfer and the transfer represented a non-cash transaction. Accumulated other comprehensive income included net pretax unrealized gains of $11 million at transfer, which are being accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the net premium on the same transferred securities, resulting in no impact on net income.

150 The PNC Financial Services Group, Inc. – Form 10-K

Table 79 presents gross unrealized losses on securities available for sale at December 31, 2013 and December 31, 2012. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in Accumulated other comprehensive income (loss).

Table 79: Gross Unrealized Loss and Fair Value of Securities Available for Sale

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2013
Debt securities
U.S. Treasury and government agencies	$(7)	$1,066			$(7)	$1,066
Residential mortgage-backed
Agency	(210)	7,950	$(12)	$293	(222)	8,243
Non-agency	(18)	855	(142)	1,719	(160)	2,574
Commercial mortgage-backed
Agency	(1)	23			(1)	23
Non-agency	(18)	1,315		14	(18)	1,329
Asset-backed	(11)	1,752	(37)	202	(48)	1,954
State and municipal	(23)	897	(21)	286	(44)	1,183
Other debt	(17)	844	(1)	12	(18)	856
Total debt securities	(305)	14,702	(213)	2,526	(518)	17,228
Corporate stocks and other	(1)	15			(1)	15
Total	$(306)	$14,717	$(213)	$2,526	$(519)	$17,243
December 31, 2012
Debt securities
Residential mortgage-backed
Agency	$(9)	$1,128	$(3)	$121	$(12)	$1,249
Non-agency	(3)	219	(306)	3,185	(309)	3,404
Commercial mortgage-backed
Non-agency	(1)	60			(1)	60
Asset-backed	(1)	370	(78)	625	(79)	995
State and municipal	(2)	240	(19)	518	(21)	758
Other debt	(2)	61	(2)	15	(4)	76
Total	$(18)	$2,078	$(408)	$4,464	$(426)	$6,542

The gross unrealized loss on debt securities held to maturity was $98 million at December 31, 2013 and less than $1 million at December 31, 2012. The majority of the gross unrealized loss at December 31, 2013 related to agency residential mortgage-backed securities. The fair value of debt securities held to maturity that were in a continuous loss position for less than 12 months was $3.6 billion and $73 million at December 31, 2013 and December 31, 2012, respectively, and positions that were in a continuous loss position for 12 months or more were $48 million and $56 million at December 31, 2013 and December 31, 2012, respectively. For securities transferred to held to maturity from available for sale, the unrealized loss for purposes of this analysis is determined by comparing the security’s original amortized cost to its current estimated fair value.

EVALUATING INVESTMENT SECURITIES FOR OTHER-THAN-TEMPORARY IMPAIRMENTS

For the securities in the preceding Table 79, as of December 31, 2013 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

The PNC Financial Services Group, Inc. – Form 10-K 151

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

Substantially all of the credit impairment we have recognized relates to non-agency residential mortgage-backed securities and asset-backed securities collateralized by first-lien and second-lien non-agency residential mortgage loans. Potential credit losses on these securities are evaluated on a security-by-security basis. Collateral performance assumptions are developed for each security after reviewing collateral composition and collateral performance statistics. This includes analyzing recent delinquency roll rates, loss severities, voluntary prepayments and various other collateral and performance metrics. This information is then combined with general expectations on the housing market, employment and other macroeconomic factors to develop estimates of future performance.

Security level assumptions for prepayments, loan defaults and loss given default are applied to each non-agency residential mortgage-backed security and asset-backed security collateralized by first-lien and second-lien non-agency residential mortgage loans using a third-party cash flow model. The third-party cash flow model then generates projected cash flows according to the structure of each security. Based on the results of the cash flow analysis, we determine whether we expect that we will recover the amortized cost basis of our security.

The following table provides detail on the significant assumptions used to determine credit impairment for non-agency residential mortgage-backed and asset-backed securities collateralized by first-lien and second-lien non-agency residential mortgage loans.

Table 80: Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities

December 31, 2013	Range	Weighted- average (a)
Long-term prepayment rate (annual CPR)
Prime	7 – 20%	13%
Alt-A	5 – 12	6
Option ARM	3 – 6	3
Remaining collateral expected to default
Prime	1 – 39%	15%
Alt-A	7 – 56	31
Option ARM	17 – 61	42
Loss severity
Prime	25 – 70%	42%
Alt-A	30 – 82	57
Option ARM	40 – 80	60
(a)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

During 2013, 2012 and 2011, respectively, the OTTI credit losses recognized in Noninterest income and the OTTI noncredit losses recognized in Accumulated other comprehensive income (loss), net of tax, on securities that we do not expect to sell were as follows:

Table 81: Other-Than-Temporary Impairments

Year ended December 31 In millions	2013	2012	2011
Credit portion of OTTI losses
Available for sale securities:
Non-agency residential mortgage-backed	$(10)	$(99)	$(130)
Asset-backed	(6)	(11)	(21)
Other debt		(1)	(1)
Total credit portion of OTTI losses	(16)	(111)	(152)
Noncredit portion of OTTI losses	2	32	(268)
Total OTTI Losses	$(14)	$(79)	$(420)

152 The PNC Financial Services Group, Inc. – Form 10-K

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in Accumulated other comprehensive income (loss).

Table 82: Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

Year ended December 31 In millions	2013	2012
Balance at beginning of period	$(1,201)	$(1,091)
Loss where impairment was not previously recognized		(10)
Additional loss where credit impairment was previously recognized	(16)	(101)
Reduction due to credit impaired securities sold or matured	57	1
Balance at end of period	$(1,160)	$(1,201)

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 83: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the year ended December 31
2013	$8,178	$146	$(47)	$99	$35
2012	9,441	214	(10)	204	71
2011	21,039	406	(157)	249	87

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2013.

Table 84: Contractual Maturity of Debt Securities

December 31, 2013 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and government agencies	$1	$1,152	$2,674	$163	$3,990
Residential mortgage-backed
Agency		72	489	22,108	22,669
Non-agency		10	1	5,446	5,457
Commercial mortgage-backed
Agency	66	430	36	100	632
Non-agency		58	54	3,825	3,937
Asset-backed	32	973	2,335	2,414	5,754
State and municipal	7	117	349	2,136	2,609
Other debt	459	1,301	475	271	2,506
Total debt securities available for sale	$565	$4,113	$6,413	$36,463	$47,554
Fair value	$570	$4,209	$6,524	$36,871	$48,174
Weighted-average yield, GAAP basis	3.01%	2.49%	2.36%	3.16%	2.99%
SECURITIES HELD TO MATURITY
U.S. Treasury and government agencies				$239	$239
Residential mortgage-backed
Agency				5,814	5,814
Non-agency				293	293
Commercial mortgage-backed
Agency		$938	$308	5	1,251
Non-agency		6		1,681	1,687
Asset-backed			64	945	1,009
State and municipal		36	457	562	1,055
Other debt			339		339
Total debt securities held to maturity		$980	$1,168	$9,539	$11,687
Fair value	$1	$1,017	$1,196	$9,551	$11,765
Weighted-average yield, GAAP basis	2.42%	3.24%	3.73%	3.64%	3.62%

The PNC Financial Services Group, Inc. – Form 10-K 153

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding corporate stocks and other) was 4.9 years at December 31, 2013 and 4.0 years at December 31, 2012. The weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of December 31, 2013:

Table 85: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

December 31, 2013	Years
Agency residential mortgage-backed securities	5.0
Non-agency residential mortgage-backed securities	5.8
Agency commercial mortgage-backed securities	3.9
Non-agency commercial mortgage-backed securities	3.0
Asset-backed securities	3.6

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At December 31, 2013, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 86: Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31 2013	December 31 2012
Pledged to others	$18,772	$25,648
Accepted from others:
Permitted by contract or custom to sell or repledge	1,571	1,015
Permitted amount repledged to others	1,343	685

The securities pledged to others include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements, and for other purposes. Total securities pledged to others decreased due primarily to the issuance of $6.2 billion in standby letters of credit on our behalf by the FHLB-Pittsburgh to secure certain public deposits previously collateralized with securities.

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

Level 1

Fair value is determined using a quoted price in an active market for identical assets or liabilities. Level 1 assets and liabilities may include debt securities, equity securities and listed derivative contracts that are traded in an active exchange market and certain U.S. Treasury securities that are actively traded in over-the-counter markets.

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

Level 3

Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing services, pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as other instruments for which the determination of fair value requires significant management judgment or estimation.

Certain assets which have been adjusted due to impairment are accounted for at either fair value or lower of amortized cost or fair value on a nonrecurring basis and consist primarily of certain nonaccrual loans, loans held for sale, commercial mortgage servicing rights, equity investments and other assets. These assets which are generally classified as Level 3 are included in Table 90 in this Note 9.

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

154 The PNC Financial Services Group, Inc. – Form 10-K

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

FINANCIAL INSTRUMENTS ACCOUNTED FOR AT FAIR VALUE ON A RECURRING BASIS

SECURITIES AVAILABLE FOR SALE AND TRADING SECURITIES

Securities accounted for at fair value include both the available for sale and trading portfolios. We primarily use prices obtained from pricing services, dealer quotes, or recent trades to determine the fair value of securities. As of December 31, 2013, 81% of the positions in these portfolios were priced by using pricing services provided by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. One of the vendor’s prices are set with reference to market activity for highly liquid assets such as U.S. Treasury and agency securities and agency residential mortgage-backed securities, and matrix pricing for other asset classes, such as commercial mortgage and other asset-backed securities. Another vendor primarily uses discounted cash flow pricing models considering adjustments for spreads and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency collateralized mortgage obligations (CMOs), commercial mortgage-backed securities and municipal bonds. The vendors we use provide pricing services on a global basis and have quality management processes in place to monitor the integrity of the valuation inputs and the prices provided to users, including procedures to consider and incorporate information received from pricing service users who may challenge a price. We monitor and validate the reliability of vendor pricing on an ongoing basis through pricing methodology reviews, by performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and through price validation testing. Price validation testing is performed independent of the risk-taking function and involves corroborating the prices received from third-party vendors with prices from another third-party source, by reviewing valuations of comparable instruments, by comparison to internal valuations, or by reference to recent sales of similar securities. Securities not priced by one of our pricing vendors may be valued using a dealer quote. Dealer quotes received are typically non-binding. Securities priced using a dealer quote are subject to corroboration either with another dealer quote, by comparison to similar securities priced by either a third-party vendor or another dealer, or through internal valuation in order to validate that the quote is representative of the market. Security prices are also validated through actual cash settlement upon sale of a security.

A cross-functional team comprised of representatives from Asset & Liability Management, Finance, and Market Risk Management oversees the governance of the processes and methodologies used to estimate the fair value of securities and the price validation testing that is performed. This management team reviews pricing sources and trends and the results of validation testing.

Securities are classified within the fair value hierarchy after giving consideration to the activity level in the market for the security type and the observability of the inputs used to determine the fair value. When a quoted price in an active market exists for the identical security, this price is used to determine fair value and the security is classified within Level 1 of the hierarchy. Level 1 securities include certain U.S. Treasury securities and exchange traded equities. When a quoted price in an active market for the identical security is not available, fair value is estimated using either an alternative market approach, such as a recent trade or matrix pricing, or an income approach, such as a discounted cash flow pricing model. If the inputs to the valuation are based primarily on market observable information, then the security is classified within Level 2 of the hierarchy. Level 2 securities include agency debt securities, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, certain non-agency residential mortgage-backed securities, asset-backed securities collateralized by non-mortgage-related consumer loans, municipal securities, and other debt securities. Level 2 securities are predominantly priced by third parties, either a pricing vendor or dealer.

The PNC Financial Services Group, Inc. – Form 10-K 155

In certain cases where there is limited activity or less transparency around the inputs to the valuation, securities are classified within Level 3 of the hierarchy. Securities classified as Level 3 consist primarily of non-agency residential mortgage-backed and asset-backed securities collateralized by first- and second-lien residential mortgage loans. Fair value for these securities is primarily estimated using pricing obtained from third-party vendors. In some cases, fair value is estimated using a dealer quote, by reference to prices of securities of a similar vintage and collateral type or by reference to recent sales of similar securities. Market activity for these security types is limited with little price transparency. As a result, these securities are generally valued by the third-party vendor using a discounted cash flow approach that incorporates observable market activity where available. Significant inputs to the valuation include prepayment projections and credit loss assumptions (default rate and loss severity) and discount rates that are deemed representative of current market conditions. The discount rates used incorporate a spread over the benchmark curve that takes into consideration liquidity risk and potential credit risk not already included in the credit loss assumptions. Significant increases (decreases) in any of those assumptions in isolation would result in a significantly lower (higher) fair value measurement. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Credit loss estimates are driven by the ability of borrowers to pay their loans and housing market prices and are impacted by changes in overall macroeconomic conditions, typically increasing when economic conditions worsen and decreasing when conditions improve. An increase in the estimated prepayment rate typically results in a decrease in estimated credit losses and vice versa. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase. Similarly, discount rates typically decrease when market interest rates decline and/or credit and liquidity conditions improve. Price validation procedures are performed and the results are reviewed for these Level 3 securities by a cross-functional Asset & Liability Management, Finance, and Market Risk Management team. Specific price validation procedures performed for these securities include comparing current prices to historical pricing trends by collateral type and vintage, comparing prices by product type to indicative pricing grids published by market makers, and by obtaining corroborating prices from another third-party source.

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

Fair value information for Level 3 financial derivatives is presented separately for interest rate contracts and other contracts. Interest rate contracts include residential and commercial mortgage interest rate lock commitments and certain interest rate options. Other contracts include risk participation agreements and other types of contracts.

The fair value of residential mortgage loan commitment assets as of December 31, 2013 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 89 in this Note 9. Significant unobservable inputs for residential mortgage loan commitments include the probability of funding and embedded servicing. The probability of funding for residential mortgage loan commitments represents the expected proportion of loan commitments in the pipeline that will fund. Additionally, embedded in the market price of the underlying loan is a value for retaining servicing of the loan once it is sold. Significant increases (decreases) in the fair value of a residential mortgage loan commitment asset (liability) result when the probability of funding increases (decreases) and when the embedded servicing value increases (decreases).

The fair value of commercial mortgage loan commitment assets and liabilities as of December 31, 2013 and 2012 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 89 in this Note 9. Significant unobservable inputs for commercial mortgage loan commitments include spread over the benchmark U.S. Treasury interest rate and the embedded servicing value. The spread over the benchmark curve reflects management assumptions regarding credit and liquidity risks. Embedded servicing value reflects the estimated value for retaining the right to service the underlying loan once it is sold. Significant increases (decreases) in the fair value of commercial mortgage loan commitments result when the spread over the benchmark curve decreases (increases) or the embedded servicing value increases (decreases).

156 The PNC Financial Services Group, Inc. – Form 10-K

The fair value of interest rate option assets and liabilities as of December 31, 2013 and 2012 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 89 in this Note 9. The significant unobservable input used in the fair value measurement of the interest rate options is expected interest rate volatility. Significant increases (decreases) in interest rate volatility would result in a significantly higher (lower) fair value measurement.

The fair value of risk participation agreement assets and liabilities as of December 31, 2013 and 2012 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 89 in this Note 9. The significant unobservable inputs used in the fair value measurement of risk participation agreements are probability of default and loss severity. Significant increases (decreases) in probability of default and loss severity would result in a significantly higher (lower) fair value measurement.

Significant unobservable inputs for the other contracts for derivative liabilities as of December 31, 2012 include credit and liquidity discount and spread over the benchmark curve that are deemed representative of current market conditions. Significant increases (decreases) in these assumptions would result in significantly lower (higher) fair value measurement.

In connection with the sales of a portion of our Visa Class B common shares in 2013 and 2012, we entered into swap agreements with the purchaser of the shares to account for future changes in the value of the Class B common shares resulting from changes in the settlement of certain specified litigation and its effect on the conversion rate of Class B common shares into Visa Class A common shares and to make payments calculated by reference to the market price of the Class A common shares and a fixed rate of interest. The swaps are classified as Level 3 instruments and the fair values of the liability positions totaled $90 million at December 31, 2013 and $43 million at December 31, 2012, respectively. The fair values of the swap agreements are determined using a discounted cash flow methodology. The significant unobservable inputs to the valuations are estimated changes in the conversion rate of the Class B common shares into Class A common shares and the estimated growth rate of the Class A share price. A decrease in the conversion rate will have a negative impact on the fair value of the swaps and vice versa. Independent of changes in the conversion rate, an increase in the estimated growth rate of the Class A share price will have a negative impact on the fair value of the swaps and vice versa, through its impact on periodic payments due to the counterparty until the maturity dates of the swaps.

The fair values of our derivatives include a credit valuation adjustment (CVA) to reflect our own and our counterparties’ nonperformance risk. Our CVA is computed using new loan pricing and considers externally available bond spreads, in conjunction with internal historical recovery observations.

RESIDENTIAL MORTGAGE LOANS HELD FOR SALE

We account for certain residential mortgage loans originated for sale at fair value on a recurring basis. The election of the fair value option aligns the accounting for the residential mortgages with the related hedges. Additionally, we have elected to account for loans repurchased due to breaches of representations and warranties at fair value.

Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, the majority of residential mortgage loans held for sale are classified as Level 2. This category also includes repurchased and temporarily unsalable residential mortgage loans. These loans are repurchased due to a breach of representations and warranties in the loan sales agreement and typically occur after the loan is in default. The temporarily unsalable loans have an origination defect that makes them currently unable to be sold into the performing loan sales market. Because transaction details regarding sales of this type of loan are often unavailable, unobservable bid information from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3.

TRADING LOANS

We have elected to account for certain trading loans at fair value. The fair value for trading loans is based on pricing from average bid broker quotes received from a loan pricing service, sale commitments, or a model based on indications received in marketing the credit or on the loan’s characteristics in comparison to market data on similar loans. These instruments are classified as Level 2.

The PNC Financial Services Group, Inc. – Form 10-K 157

RESIDENTIAL MORTGAGE SERVICING RIGHTS

Residential MSRs are carried at fair value on a recurring basis. Assumptions incorporated into the residential MSRs valuation model reflect management’s best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active, open market with readily observable prices so the precise terms and conditions of sales are not available. As a benchmark for the reasonableness of its residential MSRs fair value, PNC obtained opinions of value from independent parties (“brokers”). These brokers provided a range (+/- 10 bps) based upon their own discounted cash flow calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. PNC compares its internally-developed residential MSRs value to the ranges of values received from the brokers. If our residential MSRs fair value falls outside of the brokers’ ranges, management will assess whether a valuation adjustment is warranted. For the periods presented, PNC’s residential MSRs value did not fall outside of the brokers’ ranges. We consider our residential MSRs value to represent a reasonable estimate of fair value. Due to the nature of the valuation inputs, residential MSRs are classified as Level 3.

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

158 The PNC Financial Services Group, Inc. – Form 10-K

LOANS

Loans accounted for at fair value consist primarily of residential mortgage loans. These loans are generally valued similarly to residential mortgage loans held for sale and are classified as Level 2. However, similar to residential mortgage loans held for sale, if these loans are repurchased and unsalable, they are classified as Level 3. In addition, repurchased VA loans, where only a portion of the principal will be reimbursed, are classified as Level 3. The fair value is determined using a discounted cash flow calculation based on our historical loss rate. Due to the unobservable nature of this pool level approach, these loans are classified as Level 3. Significant increases (decreases) in these assumptions would result in a significantly lower (higher) fair value measurement.

During the first quarter of 2013, we elected to account for certain home equity lines of credit at fair value. These loans are classified as Level 3. This category also includes repurchased brokered home equity loans. These loans are repurchased due to a breach of representations or warranties in the loan sales agreements and occur typically after the loan is in default. Similar to existing loans classified as Level 3 due to being repurchased and unsalable, the fair value price is based on bids and market observations of transactions of similar vintage. Because transaction details regarding the credit and underwriting quality are often unavailable, unobservable bid information from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3. The fair value of these loans is included in the Loans – Home equity line item in Table 89 in this Note 9.

Significant inputs to the valuation of residential mortgage loans include credit and liquidity discount, cumulative default rate, loss severity and gross discount rate and are deemed representative of current market conditions. Significant increases (decreases) in an assumption would result in a significantly lower (higher) fair value measurement.

BLACKROCK SERIES C PREFERRED STOCK

We have elected to account for the shares of BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. On January 31, 2013, we transferred 205,350 shares to BlackRock pursuant to our obligation to partially fund a portion of certain BlackRock LTIP programs. After this transfer, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock, which are available to fund our obligation in connection with the BlackRock LTIP programs. The Series C Preferred Stock economically hedges the BlackRock LTIP liability that is accounted for as a derivative. The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Although dividends are equal to common shares and other preferred series, significant transfer restrictions exist on our Series C shares for any purpose other than to satisfy the LTIP obligation. Due to the significance of unobservable inputs, this security is classified as Level 3. Significant increases (decreases) in the liquidity discount would result in a significantly lower (higher) asset value for the BlackRock Series C and vice versa for the BlackRock LTIP liability.

OTHER ASSETS AND LIABILITIES

We have entered into a prepaid forward contract with a financial institution to mitigate the risk on a portion of PNC’s deferred compensation, supplemental incentive savings plan liabilities and certain stock based compensation awards that are based on PNC’s stock price and are subject to market risk. The prepaid forward contract is initially valued at the transaction price and is subsequently valued by reference to the market price of PNC’s stock and is recorded in either Other Assets or Other Liabilities at fair value and is classified in Level 2. In addition, deferred compensation and supplemental incentive savings plan participants may also invest based on fixed income and equity-based funds. PNC utilizes a Rabbi Trust to hedge the returns by purchasing similar funds on which the participant returns are based. The Rabbi Trust balances are recorded in Other Assets at fair value using the quoted market price. These assets are primarily being classified in Levels 1 and 2. The other asset category also includes FHLB interests and the retained interests related to the Small Business Administration (SBA) securitizations which are classified as Level 3. All Level 3 other assets are included in the Insignificant Level 3 assets, net of liabilities line item in Table 89 in this Note 9.

OTHER BORROWED FUNDS

During the first quarter of 2013, we elected to account for certain other borrowed funds consisting primarily of secured debt at fair value. These other borrowed funds are classified as Level 3. Significant unobservable inputs for these borrowed funds include credit and liquidity discount and spread over the benchmark curve. Significant increases (decreases) in these assumptions would result in significantly lower (higher) fair value measurement.

The PNC Financial Services Group, Inc. – Form 10-K 159

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Table 87: Fair Value Measurements – Summary

	December 31, 2013				December 31, 2012
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$3,460	$658		$4,118	$2,269	$844		$3,113
Residential mortgage-backed
Agency		22,831		22,831		26,784		26,784
Non-agency		247	$5,358	5,605			$6,107	6,107
Commercial mortgage-backed
Agency		646		646		633		633
Non-agency		4,042		4,042		3,264		3,264
Asset-backed		5,131	641	5,772		4,945	708	5,653
State and municipal		2,284	333	2,617		1,948	339	2,287
Other debt		2,505	38	2,543		2,796	48	2,844
Total debt securities	3,460	38,344	6,370	48,174	2,269	41,214	7,202	50,685
Corporate stocks and other	417	16		433	351	16		367
Total securities available for sale	3,877	38,360	6,370	48,607	2,620	41,230	7,202	51,052
Financial derivatives (a) (b)
Interest rate contracts	25	4,540	34	4,599	5	8,326	101	8,432
Other contracts		192	2	194		131	5	136
Total financial derivatives	25	4,732	36	4,793	5	8,457	106	8,568
Residential mortgage loans held for sale (c)		1,307	8	1,315		2,069	27	2,096
Trading securities (d)
Debt (e)	2,159	862	32	3,053	1,062	951	32	2,045
Equity	20			20	42	9		51
Total trading securities	2,179	862	32	3,073	1,104	960	32	2,096
Trading loans (a)		6		6		76		76
Residential mortgage servicing rights (f)			1,087	1,087			650	650
Commercial mortgage loans held for sale (c)			586	586			772	772
Equity investments (a)
Direct investments			1,069	1,069			1,171	1,171
Indirect investments (g)			595	595			642	642
Total equity investments			1,664	1,664			1,813	1,813
Customer resale agreements (h)		207		207		256		256
Loans (i)		513	512	1,025		110	134	244
Other assets (a)
BlackRock Series C Preferred Stock (j)			332	332			243	243
Other	209	184	8	401	283	194	9	486
Total other assets	209	184	340	733	283	194	252	729
Total assets	$6,290	$46,171	$10,635	$63,096	$4,012	$53,352	$10,988	$68,352
Liabilities
Financial derivatives (b) (k)
Interest rate contracts	$6	$3,307	$13	$3,326	$1	$6,105	$12	$6,118
BlackRock LTIP			332	332			243	243
Other contracts		182	94	276		128	121	249
Total financial derivatives	6	3,489	439	3,934	1	6,233	376	6,610
Trading securities sold short (l)
Debt	1,341	1		1,342	731	10		741
Total trading securities sold short	1,341	1		1,342	731	10		741
Other borrowed funds			184	184
Other liabilities						5		5
Total liabilities	$1,347	$3,490	$623	$5,460	$732	$6,248	$376	$7,356

160 The PNC Financial Services Group, Inc. – Form 10-K

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at December 31, 2013 and December 31, 2012 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. The net asset amounts were $1.7 billion at December 31, 2013 compared with $2.4 billion at December 31, 2012 and the net liability amounts were $.9 billion and $.6 billion, respectively.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain residential and commercial mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $11 million at December 31, 2013 compared with net unrealized gains of $59 million at December 31, 2012.
(e)	Approximately 17% of these securities are residential mortgage-backed securities and 69% are U.S. Treasury and government agencies securities at December 31, 2013. Comparable amounts at December 31, 2012 were 25% and 52%, respectively.
(f)	Included in Other intangible assets on our Consolidated Balance Sheet.
(g)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments related to indirect equity investments was $128 million and related to direct equity investments was $36 million as of December 31, 2013, respectively.
(h)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(i)	Included in Loans on our Consolidated Balance Sheet.
(j)	PNC has elected the fair value option for these shares.
(k)	Included in Other liabilities on our Consolidated Balance Sheet.
(l)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2013 and 2012 follow.

Table 88: Reconciliation of Level 3 Assets and Liabilities

Year Ended December 31, 2013

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2013 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2012	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Dec. 31, 2013
Assets
Securities available for sale
Residential mortgage-backed non-agency	$6,107	$189		$147				$(1,085)			$5,358	$(10)
Commercial mortgage-backed non-agency		3						(3)
Asset-backed	708	9		53				(129)			641	(6)
State and municipal	339	1		2	$4			(13)			333
Other debt	48				3	$(10)		(3)			38
Total securities available for sale	7,202	202		202	7	(10)		(1,233)			6,370	(16)
Financial derivatives	106	297			4			(369)		$(2)	36	166
Residential mortgage loans held for sale	27	2			61	(3)		4	$13	(96)	8	2
Trading securities – Debt	32										32
Residential mortgage servicing rights	650	366			110	(4)	$158	(193)			1,087	354
Commercial mortgage loans held for sale	772	(11)				(130)		(45)			586	(12)
Equity investments
Direct investments	1,171	141			177	(420)					1,069	62
Indirect investments	642	81		(3)	26	(151)					595	76
Total equity investments	1,813	222		(3)	203	(571)					1,664	138
Loans	134	46			1	(1)		83	277	(28)	512	34
Other assets
BlackRock Series C Preferred Stock	243	122						(33)			332	122
Other	9			(1)							8
Total other assets	252	122		(1)				(33)			340	122
Total assets	$10,988	$1,246	(e)	$198	$386	$(719)	$158	$(1,786)	$290	$(126)	$10,635	$788 (f)
Liabilities
Financial derivatives (d)	$376	$317				$2		$(256)			$439	$181
Other borrowed funds		9						175			184
Total liabilities	$376	$326	(e)			$2		$(81)			$623	$181 (f)

The PNC Financial Services Group, Inc. – Form 10-K 161

Year Ended December 31, 2012

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2012 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2011	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Dec. 31, 2012
Assets
Securities available for sale
Residential mortgage- backed non-agency	$5,557	$76	$1,178	$49	$(164)		$(1,047)	$458		$6,107	$(99)
Commercial mortgage backed non-agency		1					(1)
Asset-backed	787	(7)	142		(87)		(127)			708	(11)
State and municipal	336		21	6			(4)	20	$(40)	339
Other debt	49	(1)	1	16	(17)					48	(1)
Total securities available for sale	6,729	69	1,342	71	(268)		(1,179)	478	(40)	7,202	(111)
Financial derivatives	67	433		5			(400)	3	(2)	106	364
Residential mortgage loans held for sale								27		27
Trading securities – Debt	39	7					(14)			32	3
Residential mortgage servicing rights	647	(138)		191		$117	(167)			650	(123)
Commercial mortgage loans held for sale	843	(5)			(26)		(40)			772	(8)
Equity investments
Direct investments	856	91		399	(175)					1,171	71
Indirect investments	648	102		63	(171)					642	94
Total equity investments	1,504	193		462	(346)					1,813	165
Loans	5			3			(1)	127		134
Other assets
BlackRock Series C Preferred Stock	210	33								243	33
Other	9									9
Total other assets	219	33								252	33
Total assets	$10,053	$592 (e)	$1,342	$732	$(640)	$117	$(1,801)	$635	$(42)	$10,988	$323 (f)
Total liabilities (d)	$308	$134 (e)			$3		$(68)	$1	$(2)	$376	$69 (f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Financial derivatives, which include swaps entered into in connection with sales of certain Visa Class B common shares.
(e)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $920 million for 2013 compared with net gains (realized and unrealized) of $458 million for 2012. These amounts also included amortization and accretion of $217 million for 2013 compared with $189 for 2012. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement, and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $607 million for 2013, compared with net unrealized gains of $254 million for 2012. These amounts were included in Noninterest income on the Consolidated Income Statement.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During 2013, there were transfers of residential mortgage loans held for sale and loans from Level 2 to Level 3 of $13 million and $29 million, respectively, as a result of reduced market activity in the nonperforming residential mortgage sales market which reduced the observability of valuation inputs. In addition, there were transfers of residential mortgage loans of $164 million that were reclassified from Level 2 to Level 3 due to the unobservable nature of the pool level pricing methodology. Also during 2013, there

162 The PNC Financial Services Group, Inc. – Form 10-K

were transfers out of Level 3 residential mortgage loans held for sale and loans of $12 million and $28 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $84 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during 2013 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgages loans held for sale and Transfers into Level 3 loans within Table 88. During 2012, there were transfers of securities available for sale from Level 2 to Level 3 of $478 million consisting of mortgage-backed securities as a result of a ratings downgrade which reduced the observability of valuation inputs and certain state and municipal securities with valuation inputs that were determined to be unobservable. Level 2 to Level 3 transfers also included $127 million and $27 million for loans and residential mortgage loans held for sale, respectively, as a result of reduced market activity in the nonperforming residential mortgage sales market which reduced the observability of valuation inputs. Also during 2012, there was a transfer out of Level 3 securities available for sale of $40 million due to an instrument being reclassified to a loan and no longer being carried at fair value.

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 89: Fair Value Measurements – Recurring Quantitative Information

December 31, 2013

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Residential mortgage-backed non-agency securities	$5,358	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0%-32.1% (6.0%) 0%-21.9% (6.6%) 6.1%-92.9% (52.3%) 237bps weighted average	(a) (a) (a) (a)

Asset-backed securities	641	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0%-11.1% (5.0%) 1.0%-13.9% (8.7%) 10.0%-100% (70.1%) 326bps weighted average	(a) (a) (a) (a)

State and municipal securities	132 201	Discounted cash flow Consensus pricing (c)	Spread over the benchmark curve (b) Credit and Liquidity discount	80bps-240bps (97bps) 0%-25.0% (8.3%)

Other debt securities	38	Consensus pricing (c)	Credit and Liquidity discount	7.0%-95.0% (88.4%)

Trading securities – Debt	32	Consensus pricing (c)	Credit and Liquidity discount	0%-20.0% (8.3%)

Residential mortgage servicing rights	1,087	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	2.2%-32.9% (7.6%) 889bps-1,888bps (1,024bps)

Commercial mortgage loans held for sale	586	Discounted cash flow	Spread over the benchmark curve (b)	460bps-6,655bps (972bps)

Equity investments – Direct investments	1,069	Multiple of adjusted earnings	Multiple of earnings	4.5x-10.8x (7.2x)

Equity investments – Indirect (d)	595	Net asset value	Net asset value

Loans – Residential real estate	225	Consensus pricing (c)	Cumulative default rate Loss severity Gross discount rate	2.0%-100% (80.0%) 0%-100% (48.4%) 12.0%-13.0% (12.2%)

	164	Discounted cash flow	Loss severity Gross discount rate	8.0% weighted average 10.0% weighted average

Loans – Home equity (e)	123	Consensus pricing (c)	Credit and Liquidity discount	36.0%-99.0% (55.0%)

BlackRock Series C Preferred Stock	332	Consensus pricing (c)	Liquidity discount	20.0%

BlackRock LTIP	(332)	Consensus pricing (c)	Liquidity discount	20.0%

Swaps related to sales of certain Visa Class B common shares	(90)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa Class A share price	41.7% 8.6%

Other borrowed funds (e)	(184)	Consensus pricing (c)	Credit and Liquidity discount Spread over the benchmark curve (b)	0%-99.0% (18.0%) 13bps

Insignificant Level 3 assets, net of liabilities (f)	35

Total Level 3 assets, net of liabilities (g)	$10,012

The PNC Financial Services Group, Inc. – Form 10-K 163

December 31, 2012

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Residential mortgage-backed non-agency securities	$6,107	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0%-30.0% (5.0%) 0%-24.0% (7.0%) 10.0%-95.0% (52.0%) 315bps weighted average	(a) (a) (a) (a)

Asset-backed securities	708	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0%-11.0% (3.0%) 1.0%-25.0% (9.0%) 10.0%-100% (70.0%) 511bps weighted average	(a) (a) (a) (a)

State and municipal securities	130 209	Discounted cash flow Consensus pricing (c)	Spread over the benchmark curve (b) Credit and Liquidity discount	100bps-280bps (119bps) 0%-30.0% (8.0%)

Other debt securities	48	Consensus pricing (c)	Credit and Liquidity discount	7.0%-95.0% (86.0%)

Residential mortgage loan commitments	85	Discounted cash flow	Probability of funding Embedded servicing value	8.5%-99.0% (71.1%) .5%-1.2% (.9%)

Trading securities – Debt	32	Consensus pricing (c)	Credit and Liquidity discount	8.0%-20.0% (12.0%)

Residential mortgage loans held for sale	27	Consensus pricing (c)	Cumulative default rate Loss severity Gross discount rate	2.6%-100% (76.1%) 0%-92.7% (55.8%) 14.0%-15.3% (14.9%)

Residential mortgage servicing rights	650	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	3.9%-57.3% (18.8%) 939bps-1,929bps (1,115bps)

Commercial mortgage loans held for sale	772	Discounted cash flow	Spread over the benchmark curve (b)	485bps-4,155bps (999bps)

Equity investments – Direct investments	1,171	Multiple of adjusted earnings	Multiple of earnings	4.5x-10.0x (7.1x)

Equity investments – Indirect (d)	642	Net asset value	Net asset value

Loans – Residential real estate	127	Consensus pricing (c)	Cumulative default rate Loss severity Gross discount rate	2.6%-100% (76.3%) 0%-99.4% (61.1%) 12.0%-12.5% (12.2%)

Loans – Home equity	7	Consensus pricing (c)	Credit and Liquidity discount	37.0%-97.0% (65.0%)

BlackRock Series C Preferred Stock	243	Consensus pricing (c)	Liquidity discount	22.5%

BlackRock LTIP	(243)	Consensus pricing (c)	Liquidity discount	22.5%

Other derivative contracts	(72)	Discounted cash flow	Credit and Liquidity discount Spread over the benchmark curve (b)	37.0%-99.0% (46.0%) 79bps

Swaps related to sales of certain Visa Class B common shares	(43)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa Class A share price	41.5% 12.6%

Insignificant Level 3 assets, net of liabilities (f)	12

Total Level 3 assets, net of liabilities (g)	$10,612
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of December 31, 2013 totaling $4,672 million and $610 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2012 were $5,363 million and $677 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of this Note 9. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of December 31, 2013 of $686 million and $31 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2012 were $744 million and $31 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed since these investments are recorded at their net asset redemption values.
(e)	Primarily includes a Non-agency securitization that PNC consolidated in the first quarter of 2013.
(f)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities and other assets. For the period ended December 31, 2013, the amount also includes residential mortgage loans held for sale. For additional information, please see commercial mortgage loan commitment assets and liabilities, residential mortgage loan commitment assets, interest rate option assets and liabilities and risk participation agreement assets and liabilities within the Financial Derivatives discussion, and the Residential Mortgage Loans Held for Sale and Other Assets and Liabilities discussions included in this Note 9.
(g)	Consisted of total Level 3 assets of $10,635 million and total Level 3 liabilities of $623 million as of December 31, 2013 and $10,988 million and $376 million as of December 31, 2012, respectively.

164 The PNC Financial Services Group, Inc. – Form 10-K

OTHER FINANCIAL ASSETS ACCOUNTED FOR AT FAIR VALUE ON A NONRECURRING BASIS

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment and are included in Table 90 and Table 91.

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

Loans held for sale also includes syndicated commercial loan inventory. The fair value of the syndicated commercial loan inventory is primarily determined based on prices provided by a third-party vendor. The third-party vendor prices are based upon dealer quotes. For nonrecurring fair value measurements, these instruments are classified within Level 2. There were no loans held for sale categorized as Level 2 at December 31, 2013 or 2012.

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

COMMERCIAL MORTGAGE SERVICING RIGHTS

Commercial MSRs are periodically evaluated for impairment and the amounts below reflect an impairment of three strata at December 31, 2013, two strata at December 31, 2012 and three strata at December 31, 2011, respectively. For purposes of impairment, the commercial MSRs are stratified based on asset type, which characterizes the predominant risk of the underlying financial asset. The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating unobservable inputs for assumptions as to constant prepayment rates, discount rates and other factors. Significant increases (decreases) in constant prepayment rates and discount rates would result in significantly lower (higher) commercial MSR value determined based on current market conditions and expectations.

The PNC Financial Services Group, Inc. – Form 10-K 165

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

Table 90: Fair Value Measurements – Nonrecurring

	Fair Value
In millions	December 31 2013	December 31 2012
Assets (a)
Nonaccrual loans	$35	$158
Loans held for sale	224	315
Equity investments	6	12
Commercial mortgage servicing rights	543	191
OREO and foreclosed assets	181	207
Long-lived assets held for sale	51	24
Total assets	$1,040	$907

Year ended December 31 In millions	Gains (Losses)
	2013	2012	2011
Assets
Nonaccrual loans	$(8)	$(68)	$(49)
Loans held for sale	(7)	(4)	(2)
Equity investments	(1)		(2)
Commercial mortgage servicing rights	88	(5)	(157)
OREO and foreclosed assets	(26)	(73)	(71)
Long-lived assets held for sale	(40)	(20)	(5)
Total assets	$6	$(170)	$(286)
(a)	All Level 3 as of December 31, 2013 and 2012.

166 The PNC Financial Services Group, Inc. – Form 10-K

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 91: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
December 31, 2013
Assets
Nonaccrual loans (a)	$21	Fair value of collateral	Loss severity	7.0%-84.9% (36.6%)
Loans held for sale	224	Discounted cash flow	Spread over the benchmark curve (b) Embedded servicing value	35bps-220bps (144bps) .8%-3.5% (2.0%)
Equity investments	6	Discounted cash flow	Market rate of return	6.5%
Commercial mortgage servicing rights	543	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.1%-11.8% (7.7%) 5.4%-7.6% (6.7%)
Other (c)	246	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Total Assets	$1,040
December 31, 2012
Assets
Nonaccrual loans (a)	$90	Fair value of collateral	Loss severity	4.6%-97.2% (58.1%)
Loans held for sale	315	Discounted cash flow	Spread over the benchmark curve (b) Embedded servicing value	40bps-233bps (86bps) .8%-2.6% (2.0%)
Equity investments	12	Discounted cash flow	Market rate of return	4.6%-6.5% (5.4%)
Commercial mortgage servicing rights	191	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.1%-20.1% (7.8%) 5.6%-7.8% (7.7%)
Other (c)	299	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Total Assets	$907
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	The assumed yield spread over benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Other included Nonaccrual loans of $14 million, OREO and foreclosed assets of $181 million and Long-lived assets held for sale of $51 million as of December 31, 2013. Comparably, as of December 31, 2012, Other included nonaccrual loans of $68 million, OREO and foreclosed assets of $207 million and Long-lived assets held for sale of $24 million. The fair value of these assets is determined based on appraised value or sales price, the range of which is not meaningful to disclose.

The PNC Financial Services Group, Inc. – Form 10-K 167

FINANCIAL ASSETS ACCOUNTED FOR UNDER FAIR VALUE OPTION

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of customer resale agreements, trading loans, residential mortgage loans held for sale, commercial mortgage loans held for sale, certain portfolio loans, BlackRock Series C Preferred Stock and other borrowed funds.

Customer Resale Agreements

Interest income on structured resale agreements is reported on the Consolidated Income Statement in Other interest income. Changes in fair value due to instrument-specific credit risk for 2013 and 2012 were not material.

Residential Mortgage-Backed Agency Securities with Embedded Derivatives

Interest income on these securities is reported on the Consolidated Income Statement in Other interest income.

Trading Loans

Interest income on trading loans is reported on the Consolidated Income Statement in Other interest income.

Residential Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. Throughout 2013 and 2012, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for 2013 and 2012 were not material.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both 2013 and 2012 were not material.

Residential Mortgage Loans – Portfolio

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in either Loan interest income or Other interest income. Interest income on the Home Equity Lines of Credit for which we have elected the fair value option during first quarter 2013 is reported on the Consolidated Income Statement in Loan interest income.

Other Borrowed Funds

Interest expense on the Other borrowed funds for which we have elected the fair value option during first quarter 2013 is reported on the Consolidated Income Statement in Borrowed funds interest expense.

The changes in fair value included in Noninterest income for items for which we elected the fair value option follow.

Table 92: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)
Year ended December 31 In millions	2013	2012	2011
Assets
Customer resale agreements	$(7)	$(10)	$(12)
Residential mortgage-backed agency securities with embedded derivatives (b)		13	24
Trading loans	3	2
Residential mortgage loans held for sale	247	(180)	172
Commercial mortgage loans held for sale	(10)	(5)	3
Residential mortgage loans – portfolio	27	(36)	(17)
BlackRock Series C Preferred Stock	122	33	(14)
Liabilities
Other borrowed funds	(9)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	At both December 31, 2013 and December 31, 2012, the balance of residential mortgage-backed agency securities with embedded derivatives carried in Trading securities was zero.

168 The PNC Financial Services Group, Inc. – Form 10-K

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 93: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2013
Assets
Customer resale agreements	$207	$196	$11
Trading loans	6	6
Residential mortgage loans held for sale
Performing loans	1,298	1,260	38
Accruing loans 90 days or more past due	2	2
Nonaccrual loans	15	18	(3)
Total	1,315	1,280	35
Commercial mortgage loans held for sale (a)
Performing loans	583	669	(86)
Nonaccrual loans	3	9	(6)
Total	586	678	(92)
Residential mortgage loans – portfolio
Performing loans	215	313	(98)
Accruing loans 90 days or more past due (b)	445	517	(72)
Nonaccrual loans	365	598	(233)
Total	1,025	1,428	(403)
Liabilities
Other borrowed funds (c)	$184	$225	$(41)
December 31, 2012
Assets
Customer resale agreements	$256	$237	$19
Trading loans	76	76
Residential mortgage loans held for sale
Performing loans	2,072	1,971	101
Accruing loans 90 days or more past due	8	14	(6)
Nonaccrual loans	16	36	(20)
Total	2,096	2,021	75
Commercial mortgage loans held for sale (a)
Performing loans	766	889	(123)
Nonaccrual loans	6	12	(6)
Total	772	901	(129)
Residential mortgage loans – portfolio
Performing loans	58	116	(58)
Accruing loans 90 days or more past due (b)	116	141	(25)
Nonaccrual loans	70	207	(137)
Total	$244	$464	$(220)
(a)	There were no accruing loans 90 days or more past due within this category at December 31, 2013 or December 31, 2012.
(b)	The majority of these loans are government insured loans, which positively impacts the fair value. Also included are home equity loans owned by private investors, which negatively impacts the fair value.
(c)	Related to a Non-agency securitization that PNC consolidated in the first quarter of 2013.

The PNC Financial Services Group, Inc. – Form 10-K 169

The following table provides additional information regarding the fair value and classification within the fair value hierarchy of financial instruments.

Table 94: Additional Fair Value Information Related to Financial Instruments

	Carrying Amount	Fair Value
In millions		Total	Level 1	Level 2	Level 3
December 31, 2013
Assets
Cash and due from banks	$4,043	$4,043	$4,043
Short-term assets	15,113	15,113		$15,113
Trading securities	3,073	3,073	2,179	862	$32
Investment securities	60,294	60,372	4,120	49,865	6,387
Trading loans	6	6		6
Loans held for sale	2,255	2,256		1,307	949
Net loans (excludes leases)	184,305	185,887		513	185,374
Other assets	4,162	4,162	209	1,949	2,004
Mortgage servicing rights	1,636	1,639			1,639
Financial derivatives
Designated as hedging instruments under GAAP	1,189	1,189		1,189
Not designated as hedging instruments under GAAP	3,604	3,604	25	3,543	36
Total Assets	$279,680	$281,344	$10,576	$74,347	$196,421
Liabilities
Demand, savings and money market deposits	$197,465	$197,465		$197,465
Time deposits	23,466	23,487		23,487
Borrowed funds	46,427	47,258	$1,341	44,431	$1,486
Financial derivatives
Designated as hedging instruments under GAAP	364	364		364
Not designated as hedging instruments under GAAP	3,570	3,570	6	3,125	439
Unfunded loan commitments and letters of credit	224	224			224
Total Liabilities	$271,516	$272,368	$1,347	$268,872	$2,149
December 31, 2012
Assets
Cash and due from banks	$5,220	$5,220	$5,220
Short-term assets	6,495	6,495		$6,495
Trading securities	2,096	2,096	1,104	960	$32
Investment securities	61,406	61,912	2,897	51,789	7,226
Trading loans	76	76		76
Loans held for sale	3,693	3,697		2,069	1,628
Net loans (excludes leases)	174,575	177,215		110	177,105
Other assets	4,265	4,265	283	1,917	2,065
Mortgage servicing rights	1,070	1,077			1,077
Financial derivatives
Designated as hedging instruments under GAAP	1,872	1,872		1,872
Not designated as hedging instruments under GAAP	6,696	6,696	5	6,585	106
Total Assets	$267,464	$270,621	$9,509	$71,873	$189,239
Liabilities
Demand, savings and money market deposits	$187,051	$187,051		$187,051
Time deposits	26,091	26,347		26,347
Borrowed funds	40,907	42,329	$731	40,505	$1,093
Financial derivatives
Designated as hedging instruments under GAAP	152	152		152
Not designated as hedging instruments under GAAP	6,458	6,458	1	6,081	376
Unfunded loan commitments and letters of credit	231	231			231
Total Liabilities	$260,890	$262,568	$732	$260,136	$1,700

170 The PNC Financial Services Group, Inc. – Form 10-K

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

•	due from banks, and
•	non-interest-earning deposits with banks.

Cash and due from banks are classified as Level 1.

SHORT-TERM ASSETS

The carrying amounts reported on our Consolidated Balance Sheet for short-term investments approximate fair values primarily due to their short-term nature. For purposes of this disclosure only, short-term assets include the following:

•	federal funds sold and resale agreements,
•	cash collateral,
•	customers’ acceptances,
•	accrued interest receivable, and
•	interest-earning deposits with banks.

Short-term assets are classified as Level 2.

SECURITIES

Securities include both the investment securities (comprised of available for sale and held to maturity securities) and trading securities portfolios. We primarily use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. As of December 31, 2013, 83% of the positions in these portfolios were priced by pricing services provided by third-party vendors. Refer to the Fair Value Measurement section of this Note 9 for additional information relating to our pricing processes and procedures.

TRADING LOANS

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of trading loans.

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

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of other assets and liabilities which includes a Rabbi Trust.

Investments accounted for under the equity method, including our investment in BlackRock, are not included in the preceding Table 94.

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of equity investments.

The aggregate carrying value of our investments that are carried at cost and FHLB and FRB stock was $1.8 billion at December 31, 2013 and was $1.7 billion at December 31, 2012, which approximates fair value at each date.

MORTGAGE SERVICING RIGHTS

Fair value is based on the present value of the estimated future cash flows, incorporating assumptions as to prepayment rates, discount rates, default rates, escrow balances, interest rates, cost to service and other factors.

The key valuation assumptions for commercial and residential mortgage loan servicing rights at December 31, 2013 and December 31, 2012 are included in Note 10 Goodwill and Other Intangible Assets.

CUSTOMER RESALE AGREEMENTS

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of customer resale agreements.

The PNC Financial Services Group, Inc. – Form 10-K 171

DEPOSITS

The carrying amounts of noninterest-bearing and interest-bearing demand, interest-bearing money market and savings deposits approximate fair values. For time deposits, which include foreign deposits, fair values are estimated based on the discounted value of expected net cash flows assuming current interest rates. All deposits are classified as Level 2.

BORROWED FUNDS

The carrying amounts of Federal funds purchased, commercial paper, repurchase agreements, trading securities sold short, cash collateral, other short-term borrowings, acceptances outstanding and accrued interest payable are considered to be their fair value because of their short-term nature. For all other borrowed funds, fair values are estimated using either prices obtained from third-party vendors or an internally developed discounted cash flow approach taking into consideration our current incremental borrowing rates for similar instruments. Also refer to the Fair Value Measurement and Fair Value

Option sections of this Note 9 regarding the fair value of borrowed funds.

UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

The fair value of unfunded loan commitments and letters of credit is determined from a market participant’s view including the impact of changes in interest rates and credit. Because our obligation on substantially all unfunded loan commitments and letters of credit varies with changes in interest rates, these instruments are subject to little fluctuation in fair value due to changes in interest rates. We establish a liability on these facilities related to the creditworthiness of our counterparty. These instruments are classified as Level 3.

FINANCIAL DERIVATIVES

Refer to the Fair Value Measurement section of this Note 9 regarding the fair value of financial derivatives.

NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by business segment during 2013 and 2012 follow:

Table 95: Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	Other (b)	Total
December 31, 2011	$5,394	$2,763	$69	$43	$16	$8,285
RBC Bank (USA) acquisition	429	473		2	46	950
SmartStreet divestiture					(46)	(46)
Residential Mortgage Banking impairment charge				(45)		(45)
Other (c)	(29)	(22)	(5)		(16)	(72)
December 31, 2012	$5,794	$3,214	$64	$–	$–	$9,072
Other	1	1				2
December 31, 2013	$5,795	$3,215	$64	$–	$–	$9,074
(a)	The Non-Strategic Assets Portfolio business segment does not have any goodwill allocated to it.
(b)	Includes goodwill related to BlackRock.
(c)	Primarily related to correction of amounts for an acquisition affecting prior periods.

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

We conduct a goodwill impairment test on our reporting units at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. The fair value of our reporting units is determined by using discounted cash flow and, when applicable, market comparability methodologies. Based on the results of our 2013 analysis, there were no impairment charges related to goodwill.

During 2012, our residential mortgage banking business, similar to other residential mortgage banking businesses, experienced higher operating costs and increased uncertainties such as elevated indemnification and repurchase liabilities and foreclosure related issues. Our annual impairment analysis indicated that goodwill related to our Residential Mortgage Banking reporting unit was greater than the implied fair value of its goodwill. An impairment charge of $45 million was recorded during the fourth quarter of 2012 which wrote down the entire balance of goodwill in the Residential Mortgage Banking reporting unit.

172 The PNC Financial Services Group, Inc. – Form 10-K

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Table 96: Other Intangible Assets

In millions	December 31 2013	December 31 2012
Customer-related and other intangibles
Gross carrying amount	$1,676	$1,676
Accumulated amortization	(1,096)	(950)
Net carrying amount	$580	$726
Mortgage and other loan servicing rights
Gross carrying amount	$2,620	$2,071
Valuation allowance	(88)	(176)
Accumulated amortization	(896)	(824)
Net carrying amount (a)	$1,636	$1,071
Total	$2,216	$1,797
(a)	Included mortgage servicing rights for other loan portfolios of less than $1 million at December 31, 2013 and $1 million at December 31, 2012, respectively.

Our other intangible assets have finite lives and are amortized primarily on a straight-line basis. Core deposit intangibles are amortized on an accelerated basis.

For customer-related and other intangibles, the estimated remaining useful lives range from less than 1 year to 10 years, with a weighted-average remaining useful life of 7 years.

Amortization expense on existing intangible assets follows:

Table 97: Amortization Expense on Existing Intangible Assets (a) (b)

In millions
2011	$324
2012	310
2013	243
2014	127
2015	110
2016	93
2017	79
2018	68
(a)	Included mortgage servicing rights for other loan portfolios of $1 million at both December 31, 2011 and 2012 and less than $1 million at December 31, 2013.
(b)	Amounts for 2011, 2012 and 2013 include amortization expense related to commercial MSRs. As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial MSRs at fair value. Accordingly, the estimated aggregate amortization expense for each of the five succeeding fiscal years presented excludes amortization expense related to commercial MSRs. For additional information regarding the election of commercial MSRs at fair value, see Note 1 Accounting Policies for more detail.
Changes in customer-related intangible assets during 2013 and 2012 follow:

Table 98: Summary of Changes in Customer-Related and Other Intangible Assets

In millions	Customer- Related
December 31, 2011	$742
RBC Bank (USA) Acquisition	164
SmartStreet divestiture	(13)
Amortization	(167)
December 31, 2012	$726
Amortization	(146)
December 31, 2013	$580

Changes in commercial mortgage servicing rights (MSRs) follow:

Table 99: Commercial Mortgage Servicing Rights

In millions	2013	2012	2011
Commercial Mortgage Servicing Rights – Net Carrying Amount
January 1	$420	$468	$665
Additions (a)	138	73	120
Amortization expense (b)	(97)	(142)	(160)
Change in valuation allowance	88	21	(157)
December 31	$549	$420	$468
Commercial Mortgage Servicing Rights – Valuation Allowance
January 1	$(176)	$(197)	$(40)
Provision	(21)	(46)	(166)
Recoveries	108	43	9
Other (b)	1	24
December 31	$(88)	$(176)	$(197)
(a)	Additions for 2013 included $53 million from loans sold with servicing retained and $85 million from purchases of servicing rights from third parties.
Comparable amounts were $45 million and $28 million, respectively, for 2012 and $55 million and $65 million, respectively, for 2011.
(b)	Includes a direct write-down of servicing rights for $24 million recognized in the first quarter of 2012 primarily due to market-driven changes in interest rates.

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

The PNC Financial Services Group, Inc. – Form 10-K 173

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

Changes in the residential MSRs follow:

Table 100: Residential Mortgage Servicing Rights

In millions	2013	2012	2011
January 1	$650	$647	$1,033
Additions:
From loans sold with servicing retained	158	117	118
RBC Bank (USA) acquisition		16
Purchases	110	175	65
Sales	(4)
Changes in fair value due to:
Time and payoffs (a)	(193)	(167)	(163)
Other (b)	366	(138)	(406)
December 31	$1,087	$650	$647
Unpaid principal balance of loans serviced for others at December 31	$113,994	$119,262	$118,058
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

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

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of December 31, 2013 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

174 The PNC Financial Services Group, Inc. – Form 10-K

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 101: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2013	December 31 2012
Fair Value	$552	$427
Weighted-average life (years)	5.3	4.8
Weighted-average constant prepayment rate	7.52%	7.63%
Decline in fair value from 10% adverse change	$12	$8
Decline in fair value from 20% adverse change	$23	$16
Effective discount rate	6.91%	7.70%
Decline in fair value from 10% adverse change	$18	$12
Decline in fair value from 20% adverse change	$35	$23

Table 102: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2013	December 31 2012
Fair value	$1,087	$650
Weighted-average life (years)	7.9	4.3
Weighted-average constant prepayment rate	7.61%	18.78%
Decline in fair value from 10% adverse change	$47	$45
Decline in fair value from 20% adverse change	$91	$85
Weighted-average option adjusted spread	10.24%	11.15%
Decline in fair value from 10% adverse change	$47	$26
Decline in fair value from 20% adverse change	$91	$49

Fees from mortgage and other loan servicing, comprised of contractually specified servicing fees, late fees and ancillary fees, follows:

Table 103: Fees from Mortgage and Other Loan Servicing

In millions	2013	2012	2011
Fees from mortgage and other loan servicing	$544	$557	$641

We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset.

Fees from commercial MSRs, residential MSRs and other loan servicing are reported on our Consolidated Income Statement in the line items Corporate services, Residential mortgage, and Consumer services, respectively.

NOTE 11 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Table 104: Premises, Equipment and Leasehold Improvements

In millions	December 31 2013	December 31 2012
Total Premises, equipment and leasehold improvements (a)	$8,903	$8,337
Accumulated depreciation and amortization	(3,285)	(2,909)
Net book value	$5,618	$5,428
(a)	Primarily relates to equipment and buildings.

Depreciation expense on premises, equipment and leasehold improvements and amortization expense, primarily for capitalized internally developed software, was as follows:

Table 105: Depreciation and Amortization Expense

Year ended December 31 In millions	2013	2012	2011
Continuing operations:
Depreciation	$546	$521	$474
Amortization	23	19	22

We lease certain facilities and equipment under agreements expiring at various dates through the year 2081. We account for these as operating leases. Rental expense on such leases was as follows:

Table 106: Lease Rental Expense

Year ended December 31 In millions	2013	2012	2011
Continuing operations:	$412	$405	$357

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $2.7 billion at December 31, 2013. Future minimum annual rentals are as follows:

•	2014: $389 million,
•	2015: $339 million,
•	2016: $288 million,
•	2017: $251 million,
•	2018: $221 million, and
•	2019 and thereafter: $1.2 billion.

The PNC Financial Services Group, Inc. – Form 10-K 175

NOTE 12 TIME DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $9.0 billion at December 31, 2013 and $9.3 billion at December 31, 2012.

Total time deposits of $23.5 billion at December 31, 2013 have future contractual maturities, including related purchase accounting adjustments, as follows:

•	2014: $16.4 billion,
•	2015: $2.5 billion,
•	2016: $1.3 billion,
•	2017: $0.4 billion,
•	2018: $0.3 billion, and
•	2019 and thereafter: $2.6 billion.

NOTE 13 BORROWED FUNDS

The following shows the carrying value of total borrowed funds of $46.1 billion at December 31, 2013 (including primarily valuation adjustments, non-cash related accounting adjustments and unamortized original issuance discounts) by remaining contractual maturity:

•	2014: $18.5 billion,
•	2015: $5.8 billion,
•	2016: $8.0 billion,
•	2017: $4.5 billion,
•	2018: $.6 billion, and
•	2019 and thereafter: $8.7 billion.

Included in the following table are balances of long-term bank notes along with senior and subordinated debt and the related contractual rates and maturity dates at December 31, 2013.

Table 107: Bank Notes, Senior Debt and Subordinated Debt

December 31, 2013 Dollars in millions	Carrying Value	Stated Rate	Maturity
Bank notes	$4,075	zero-4.66%	2014-2043
Senior debt	8,528	.45%-6.70%	2014-2022
Bank notes and senior debt	$12,603
Subordinated debt
Junior	$205	0.81%	2028
Other	8,039	.60%-8.11%	2014-2025
Subordinated debt	$8,244

Included in outstandings for the senior and subordinated debt in the table above are basis adjustments of $160 million and $212 million, respectively, related to fair value accounting hedges as of December 31, 2013.

The $205 million of junior subordinated debt included in the above table represents the carrying value of debt redeemable prior to maturity. This carrying value and related net discounts of $1 million comprise the $206 million principal amount of junior subordinated debentures that are discussed in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities.

Included in borrowed funds are FHLB borrowings of $12.9 billion at December 31, 2013, which are generally collateralized by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. FHLB advances of $5.0 billion have original contractual maturities of less than one year. The remainder of the FHLB borrowings have balances that will mature from 2014 – 2030, with interest rates ranging from zero to 7.33%.

Included in borrowed funds are certain borrowings which are reported at fair value. Refer to Note 9 Fair Value for additional information.

176 The PNC Financial Services Group, Inc. – Form 10-K

NOTE 14 CAPITAL SECURITIES OF SUBSIDIARY TRUSTS AND PERPETUAL TRUST SECURITIES

At December 31, 2013, PNC had $206 million in principal amount of an outstanding junior subordinated debenture associated with $200 million of trust preferred securities that were issued by a subsidiary statutory trust. These trust preferred securities represented non-voting preferred beneficial interests in the assets of the following Trust:

Table 108: Capital Securities of Subsidiary Trust

Trust	Date Formed	Description of Capital Securities	Redeemable
PNC Capital Trust C	June 1998	$200 million due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at December 31, 2013 was .808%.	On or after June 1, 2008 at par.

This Trust is a wholly-owned finance subsidiary of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. In accordance with GAAP, the financial statements of the Trust are not included in PNC’s consolidated financial statements.

At December 31, 2013, PNC’s junior subordinated debt with a carrying value of $205 million represented debentures purchased and held as assets by the Trust and redeemable prior to maturity.

The obligations of the parent of the Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of the Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 22 Regulatory Matters. PNC is also subject to restrictions on dividends and other provisions potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II, as described in the following Perpetual Trust Securities section, and to other provisions similar to or in some ways more restrictive than those potentially imposed under that agreement.

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

Table 109: Perpetual Trust Securities Summary

We have issued certain hybrid capital vehicles that currently qualify as capital for regulatory purposes. The following table lists those that are outstanding as of December 31, 2013.

Date	Entity (a)	Private Placement (b)	Rate (c)	Trust Issuing Notes (d)
March 2007	PNC Preferred Funding LLC	$500 million	1.465%	PNC Preferred Funding Trust II (e)
December 2006	PNC Preferred Funding LLC	$500 million	1.893%	PNC Preferred Funding Trust I (f)
(a)	PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on PNC’s Consolidated Balance Sheet.
(b)	Fixed-to-Floating Rate Non-cumulative Exchangeable Perpetual Trust Securities.
(c)	As of December 31, 2013.
(d)	The trusts’ investments in the LLC’s preferred securities are characterized as a noncontrolling interest on our Consolidated Balance Sheet. This noncontrolling interest totaled approximately $981 million at December 31, 2013.
(e)	Automatically exchangeable into a share of Series I Non-Cumulative Perpetual Preferred Stock of PNC (Series I Preferred Stock).
(f)	Automatically exchangeable into a share of Series F Non-Cumulative Perpetual Preferred Stock of PNC Bank, N.A. (PNC Bank Preferred Stock).

The PNC Financial Services Group, Inc. – Form 10-K 177

These Trust Securities are automatically exchangeable as set forth above under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency.

On March 15, 2013 we redeemed all $375 million of the PNC Preferred Funding Trust III securities with a distribution rate of 8.7%.

Table 110: Summary of Replacement Capital Covenants of Perpetual Trust Securities

Replacement Capital Covenant (a)	Trust	Description of Capital Covenants
Trust I RCC	PNC Preferred Funding Trust I	Neither we nor our subsidiaries (other than PNC Bank, N.A. and its subsidiaries) would purchase the Trust Securities, the LLC Preferred Securities or the PNC Bank Preferred Stock unless such repurchases or redemptions are made from proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the Trust I RCC.
Trust II RCC	PNC Preferred Funding Trust II	Until March 29, 2017, neither we nor our subsidiaries would purchase or redeem the Trust II Securities, the LLC Preferred Securities or the Series I Preferred Stock unless such repurchases or redemptions are made from proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the Trust II RCC.
(a)	As of December 31, 2013, each of the Trust I RCC and the Trust II RCC are for the benefit of holders of our $200 million of Floating Rate Junior Subordinated Notes issued in June 1998.

Table 111: Summary of Contractual Commitments of Perpetual Trust Securities

Trust	Description of Restrictions on Dividend Payments (c)
PNC Preferred Funding Trust I (a)	If full dividends are not paid in a dividend period, neither PNC Bank, N.A. nor its subsidiaries will declare or pay dividends or other distributions with respect to, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its equity capital securities during the next succeeding period (other than to holders of the LLC Preferred Securities and any parity equity securities issued by the LLC). (d)
PNC Preferred Funding Trust II (b)	If full dividends are not paid in a dividend period, PNC will not declare or pay dividends with respect to, or redeem, purchase or acquire, any of its equity capital securities during the next succeeding dividend period. (e)
(a)	Contractual commitments made by PNC Bank, N.A.
(b)	Contractual commitments made by PNC.
(c)	Applies to the applicable Trust Securities and the LLC Preferred Securities.
(d)	Except: (i) in the case of dividends payable to subsidiaries of PNC Bank, N.A., to PNC Bank, N.A. or another wholly-owned subsidiary of PNC Bank, N.A. or (ii) in the case of dividends payable to persons that are not subsidiaries of PNC Bank, N.A., to such persons only if, (A) in the case of a cash dividend, PNC has first irrevocably committed to contribute amounts at least equal to such cash dividend or (B) in the case of in-kind dividends payable by PNC REIT Corp., PNC has committed to purchase such in-kind dividend from the applicable PNC REIT Corp. holders in exchange for a cash payment representing the market value of such in-kind dividend, and PNC has committed to contribute such in-kind dividend to PNC Bank, N.A.
(e)	Except for: (i) purchases, redemptions or other acquisitions of shares of capital stock of PNC in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) purchases of shares of common stock of PNC pursuant to a contractually binding requirement to buy stock existing prior to the commencement of the extension period, including under a contractually binding stock repurchase plan, (iii) any dividend in connection with the implementation of a shareholders’ rights plan, or the redemption or repurchase of any rights under any such plan, (iv) as a result of any exchange or conversion of any class or series of PNC’s capital stock for any other class or series of PNC’s capital stock, (v) the purchase of fractional interests in shares of PNC capital stock pursuant to the conversion or exchange provisions of such stock or the security being converted or exchanged or (vi) any stock dividends paid by PNC where the dividend stock is the same stock as that on which the dividend is being paid.

178 The PNC Financial Services Group, Inc. – Form 10-K

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

Table 112: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2013	2012	2013	2012	2013	2012
Accumulated benefit obligation at end of year	$3,890	$4,432	$287	$357
Projected benefit obligation at beginning of year	$4,512	$4,188	$362	$297	$394	$397
National City acquisition						(1)
RBC Bank (USA) acquisition				52		13
Service cost	113	101	3	4	6	5
Interest cost	170	191	12	14	14	16
Actuarial (gains)/losses and changes in assumptions	(453)	358	(26)	28	(9)	(18)
Participant contributions					13	13
Federal Medicare subsidy on benefits paid					2	2
Early Retirement Reinsurance Program payments received						1
Benefits paid	(376)	(326)	(20)	(33)	(34)	(34)
Settlement payments			(39)		(11)
Projected benefit obligation at end of year	$3,966	$4,512	$292	$362	$375	$394
Fair value of plan assets at beginning of year	$4,009	$3,805
Actual return on plan assets	619	530
Employer contribution			$59	$33	$30	$19
Participant contributions					13	13
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(376)	(326)	(20)	(33)	(34)	(34)
Settlement payments			(39)		(11)
Fair value of plan assets at end of year	$4,252	$4,009
Funded status	$286	$(503)	$(292)	$(362)	$(375)	$(394)
Amounts recognized on the consolidated balance sheet
Noncurrent asset	286
Current liability			(28)	(36)	(29)	(28)
Noncurrent liability		(503)	(264)	(326)	(346)	(366)
Net amount recognized on the consolidated balance sheet	$286	$(503)	$(292)	$(362)	$(375)	$(394)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost (credit)	$(23)	$(31)	$1	$1	$(6)	$(9)
Net actuarial loss	239	1,110	52	93	27	37
Amount recognized in AOCI	$216	$1,079	$53	$94	$21	$28

The PNC Financial Services Group, Inc. – Form 10-K 179

At December 31, 2013, the fair value of the qualified pension plan assets was greater than both the accumulated benefit obligation and the projected benefit obligation. The nonqualified pension plan is unfunded. Contributions from PNC and, in the case of the postretirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy as shown in Table 112.

In March 2010, the Patient Protection and Affordable Care Act (PPACA) was enacted. Key aspects of the PPACA which are reflected in our financials include the excise tax on high-cost health plans beginning in 2018 and fees for the Transitional Reinsurance Program and the Patient-Centered Outcomes Fund. These provisions did not have a significant effect on our postretirement medical liability or costs. The Early Retiree Reinsurance Program (ERRP) was established by the PPACA. Congress appropriated funding of $5.0 billion for this temporary ERRP to provide financial assistance to employers, unions, and state and local governments to help them maintain coverage for early retirees age 55 and older who are not yet eligible for Medicare, including their spouses, surviving spouses, and dependents. In 2013, PNC did not receive reimbursement related to the 2012 plan year. PNC received reimbursement of $.9 million related to the 2011 plan year in 2012.

PNC PENSION PLAN ASSETS

Assets related to our qualified pension plan (the Plan) are held in trust (the Trust). Effective July 1, 2011, the trustee is The Bank of New York Mellon. The Trust is exempt from tax pursuant to section 501(a) of the Internal Revenue Code (the Code). The Plan is qualified under section 401(a) of the Code. Plan assets consist primarily of listed domestic and international equity securities, U.S. government and agency securities, corporate debt securities, and real estate investments. The Plan held no PNC common stock as of December 31, 2013 and December 31, 2012.

The PNC Financial Services Group, Inc. Administrative Committee (the Administrative Committee) adopted the Pension Plan Investment Policy Statement, including target allocations and allowable ranges, on August 13, 2008. On February 25, 2010, the Administrative Committee amended the investment policy to include a dynamic asset allocation approach and also updated target allocation ranges for certain asset categories. On May 23, 2013, the Administrative Committee amended the investment policy to update the target allocation ranges for certain asset categories.

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

Under the dynamic asset allocation strategy, scenarios are outlined in which the Administrative Committee has the ability to make short to intermediate term asset allocation shifts based on factors such as the Plan’s funded status, the Administrative Committee’s view of return on equities relative to long term expectations, the Administrative Committee’s view on the direction of interest rates and credit spreads, and other relevant financial or economic factors which would be expected to impact the ability of the Trust to meet its obligation to participants and beneficiaries. Accordingly, the allowable asset allocation ranges have been updated to incorporate the flexibility required by the dynamic allocation policy.

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

The asset strategy allocations for the Trust at the end of 2013 and 2012, and the target allocation range at the end of 2013, by asset category, are as follows.

Table 113: Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
PNC Pension Plan		2013	2012
Asset Category
Domestic Equity	20 - 40%	33%	34%
International Equity	10 - 25%	23%	22%
Private Equity	0 - 15%	4%	3%
Total Equity	40 - 70%	60%	59%
Domestic Fixed Income	10 - 40%	21%	21%
High Yield Fixed Income	0 - 25%	13%	14%
Total Fixed Income	10 - 65%	34%	35%
Real estate	0 - 15%	5%	5%
Other	0 - 5%	1%	1%
Total		100%	100%

180 The PNC Financial Services Group, Inc. – Form 10-K

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total Plan assets held as of December 31, 2013 for equity securities, fixed income securities, real estate and all other assets are 66%, 25%, 5% and 4%, respectively.

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

Where investment strategies permit the use of derivatives and/or currency management, language is incorporated in the managers’ guidelines to define allowable and prohibited transactions and/or strategies. Derivatives are typically employed by investment managers to modify risk/return characteristics of their portfolio(s), implement asset allocation changes in a cost-effective manner, or reduce transaction costs. Under the managers’ investment guidelines, derivatives may not be used solely for speculation or leverage. Derivatives are to be used only in circumstances where they offer the most efficient economic means of improving the risk/reward profile of the portfolio.

BlackRock receives compensation for providing investment management services. The Asset Management Group business segment also receives compensation for payor-related services, and received compensation for providing trustee/custodian services prior to July 1, 2011. Compensation for such services is paid by PNC and was not significant for 2013, 2012 or 2011. Non-affiliate service providers for the Trust are compensated from plan assets.

FAIR VALUE MEASUREMENTS

As further described in Note 9 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.

A description of the valuation methodologies used for assets measured at fair value follows. There have been no significant changes in the valuation methodologies used at December 31, 2013 compared with those in place at December 31, 2012:

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

The PNC Financial Services Group, Inc. – Form 10-K 181

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December  31, 2013 and 2012.

Table 114: Pension Plan Assets – Fair Value Hierarchy

	Fair Value Measurements Using:
In millions	December 31 2013 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$130	$130
U.S. government and agency securities	316	192	$124
Corporate debt (a)	751		738	$13
Common stock	1,055	1,053	2
Preferred stock	15		15
Mutual funds	199	4	195
Interest in Collective Funds (b)	1,572		1,474	98
Limited partnerships	184		2	182
Other	30		30
Total	$4,252	$1,379	$2,580	$293

	Fair Value Measurements Using:
In millions	December 31 2012 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1
Money market funds	92	90	$2
U.S. government and agency securities	449	184	265
Corporate debt (a)	875		853	$22
Common stock	984	982	2
Preferred Stock	15		15
Mutual funds	20	4	16
Interest in Collective Funds (c)	1,415		1,327	88
Limited partnerships	128	1		127
Other	30	2	28
Total	$4,009	$1,264	$2,508	$237
(a)	Corporate debt includes $84 million and $115 million of non-agency mortgage-backed securities as of December 31, 2013 and 2012, respectively.
(b)	The benefit plans own commingled funds that invest in equity securities. The funds seek to mirror the benchmark of the S&P 500 Index, Morgan Stanley Capital International ACWI X US Index, Morgan Stanley Capital EAFE Index, Morgan Stanley Capital Emerging Markets Index and the NCREIF ODCE NOF Index with the exception of the BlackRock Index Fund.
(c)	The benefit plans own commingled funds that invest in equity and fixed income securities. The funds seek to mirror the performance of the S&P 500 Index, Russell 3000 Index, Morgan Stanley Capital International ACWI X US Index and the Dow Jones U.S. Select Real Estate Securities Index. The commingled fund that holds fixed income securities invests in domestic investment grade securities and seeks to mimic the performance of the Barclays Aggregate Bond Index.

182 The PNC Financial Services Group, Inc. – Form 10-K

During 2012 there were transfers of corporate and preferred stocks from Level 1 to Level 2 and transfers of mutual funds from Level 2 to Level 1. These transfers were not material and have been reflected as if they were transfers between levels.

The following summarizes changes in the fair value of the pension plan’s Level 3 assets during 2013 and 2012.

Table 115: Rollforward of Pension Plan Level 3 Assets

In millions	Interest in Collective Funds	Corporate Debt	Limited Partnerships
January 1, 2013	$88	$22	$127
Net realized gain/(loss) on sale of investments	7	7	10
Net unrealized gain/(loss) on assets held at end of year	3	(1)	21
Purchases	87	40	48
Sales	(87)	(55)	(24)
December 31, 2013	$98	$13	$182

In millions	Interest in Collective Funds	Corporate Debt	Limited Partnerships	Other	Preferred Stock
January 1, 2012	$377	$77	$130	$27	$2
Net realized gain/(loss) on sale of investments	5	(28)	2
Net unrealized gain/(loss) on assets held at end of year	(3)	20	(13)
Purchases	89	30	30
Sales	(12)	(65)	(22)		(2)
Transfers into Level 3		2
Transfers from Level 3	(368)	(14)		(27)
December 31, 2012	$88	$22	$127

The transfers of Interest in Collective Funds from Level 3 into Level 2 during 2012 resulted from changes in significant observable inputs as to the level of trading activity in these funds. The transfers of Corporate Debt and Other investments into and from Level 3 were due to changes in significant observable inputs during 2012.

The following table provides information regarding our estimated future cash flows related to our various plans.

Table 116: Estimated Cash Flows

	Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2014 employer contributions		$28	$32	$2
Estimated future benefit payments
2014	$248	$28	$32	$2
2015	256	27	32	2
2016	264	26	32	2
2017	271	25	32	2
2018	275	25	33	2
2019 – 2023	1,431	109	150	7

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. The Plan is overfunded as of December 31, 2013, and PNC’s required qualified pension contribution for 2014 is expected to be zero based on the funding calculations under the Pension Protection Act of 2006. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions.

The PNC Financial Services Group, Inc. – Form 10-K 183

The components of net periodic benefit cost/(income) and other amounts recognized in Other comprehensive income (OCI) were as follows.

Table 117: Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net periodic cost consists of:
Service cost	$113	$101	$94	$3	$4	$4	$6	$5	$7
Interest cost	170	191	196	12	14	13	14	16	19
Expected return on plan assets	(288)	(284)	(298)
Amortization of prior service cost/(credit)	(8)	(8)	(8)				(3)	(3)	(3)
Amortization of actuarial (gain)/loss	87	89	19	8	6	5		(1)
Settlement (gain)/loss				7			1
Net periodic cost (benefit)	74	89	3	30	24	22	18	17	23
Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Amortization of prior service (cost)/credit	8	8	8				3	3	3
Current year actuarial loss/(gain)	(784)	112	579	(26)	27	15	(9)	(18)	(1)
Amortization of actuarial gain/(loss)	(87)	(89)	(19)	(15)	(6)	(5)	(1)		(1)
Total recognized in OCI	(863)	31	568	(41)	21	10	(7)	(15)	1
Total recognized in net periodic cost and OCI	$(789)	$120	$571	$(11)	$45	$32	$11	$2	$24

The weighted-average assumptions used (as of the beginning of each year) to determine the net periodic costs shown above were as follows.

Table 118: Net Periodic Costs – Assumptions

	Net Periodic Cost Determination
Year ended December 31	2013	2012	2011
Discount rate
Qualified pension	3.80%	4.60%	5.20%
Nonqualified pension	3.45	4.20	4.80
Postretirement benefits	3.60	4.40	5.00
Rate of compensation increase (average)	4.00	4.00	4.00
Assumed health care cost trend rate
Initial trend	8.00	8.00	8.00
Ultimate trend	5.00	5.00	5.00
Year ultimate reached	2019	2019	2019
Expected long-term return on plan assets	7.50	7.75	7.75

The weighted-average assumptions used (as of the end of each year) to determine year end obligations for pension and postretirement benefits were as follows.

Table 119: Other Pension Assumptions

Year ended December 31	2013	2012
Discount rate
Qualified pension	4.75%	3.80%
Nonqualified pension	4.35	3.45
Postretirement benefits	4.50	3.60
Rate of compensation increase (average)	4.00	4.00
Assumed health care cost trend rate
Initial trend	7.75	8.00
Ultimate trend	5.00	5.00
Year ultimate reached	2025	2019

The discount rates are determined independently for each plan by comparing the expected future benefits that will be paid under each plan with yields available on high quality corporate bonds of similar duration. For this analysis, 10% of bonds with the highest yields and 40% with the lowest yields were removed from the bond universe.

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. We review this assumption at each measurement date and adjust it if warranted. This assumption will be changed from 7.50% to 7.00% for determining 2014 net periodic cost.

184 The PNC Financial Services Group, Inc. – Form 10-K

The health care cost trend rate assumptions shown in the preceding tables relate only to the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects.

Table 120: Effect of One Percent Change in Assumed Health Care Cost

Year ended December 31, 2013
In millions	Increase	Decrease
Effect on year end benefit obligation	$11	$(10)

Unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI each December 31, with amortization of these amounts through net periodic benefit cost. The estimated amounts that will be amortized in 2014 are as follows.

Table 121: Estimated Amortization of Unamortized Actuarial Gains and Losses – 2014

	2014 Estimate
Year ended December 31 In millions	Qualified Pension	Nonqualified Pension	Postretirement Benefits
Prior service (credit)	$(8)		$(2)
Net actuarial loss		$3
Total	$(8)	$3	$(2)

DEFINED CONTRIBUTION PLANS

We have a qualified defined contribution plan that covers all eligible PNC employees. Employees hired prior to January 1, 2010 became 100% vested immediately, while employees hired on or after January 1, 2010 become vested 100% after three years of service. Employee benefits expense related to defined contribution plans was $120 million in 2013, $111 million in 2012 and $105 million in 2011. We measure employee benefits expense as the fair value of the shares and cash contributed to the plan by PNC.

Under the PNC Incentive Savings Plan, employee contributions up to 4% of eligible compensation as defined by the plan are matched 100%, subject to Code limitations. PNC will contribute a minimum matching contribution of $2,000 to employees who contribute at least 4% of eligible compensation every pay period during the year. This amount is prorated for certain employees, including part-time employees and those who are eligible for the company match for less than a full year. Additionally, for participants who meet the annual deferral limit or the annual compensation limit before the end of a calendar year, PNC makes a true-up matching contribution to ensure that such participants receive the full company match available. Effective January 1, 2012, in the case of both the minimum and true-up matching contributions, eligible employees must remain employed on the last day of the applicable plan year in order to receive the contribution. Minimum matching contributions made with respect to the 2013 and 2012 plan years are immediately 100% vested. The plan is a 401(k) Plan and includes a stock ownership (ESOP) feature. Employee contributions are invested in a number of investment options, including pre mixed portfolios and individual core funds, available under the plan at the direction of the employee. Although employees were also historically permitted to direct the investment of their contributions into the PNC common stock fund, this fund was frozen to future investments of such contributions effective January 1, 2010. All shares of PNC common stock held by the plan are part of the ESOP. Effective January 1, 2011, employer matching contributions were made in cash.

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

The PNC Financial Services Group, Inc. – Form 10-K 185

NOTE 16 STOCK BASED COMPENSATION PLANS

We have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of December 31, 2013, no stock appreciation rights were outstanding. Total compensation expense recognized related to all share-based payment arrangements during 2013, 2012 and 2011 was approximately $154 million, $101 million and $103 million, respectively. At December 31, 2013, there was $129 million of unamortized share-based compensation expense related to nonvested equity compensation arrangements granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

NONQUALIFIED STOCK OPTIONS

Options are granted at exercise prices not less than the market value of common stock on the grant date. Generally, options become exercisable in installments after the grant date. No option may be exercisable after 10 years from its grant date. Payment of the option exercise price may be in cash or by surrendering shares of common stock at market value on the exercise date. The exercise price may also be paid by using previously owned shares.

OPTION PRICING ASSUMPTIONS

For purposes of computing stock option expense, we estimate the fair value of stock options at the grant date primarily by using the Black-Scholes option-pricing model. Option pricing models require the use of numerous assumptions, many of which are subjective.

We used the following assumptions in the option pricing models to determine 2013, 2012 and 2011 grant date fair value:

•	The risk-free interest rate is based on the U.S. Treasury yield curve,
•

The dividend yield typically represents average yields over the previous three-year period, however starting with the grants made after the first quarter of 2009, we used a yield indicative of our current dividend rate,

•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted-average of historical option activity.

Table 122: Option Pricing Assumptions

Weighted-average for the year ended December 31	2013	2012	2011
Risk-free interest rate	.9%	1.1%	2.8%
Dividend yield	2.5	2.3	0.6
Volatility	34.0	35.1	34.7
Expected life	6.5 yrs.	5.9 yrs.	5.9 yrs.
Grant date fair value	$16.35	$16.22	$22.82

There were no options granted in 2013, 2012 and 2011 where the grant date fair value exceeded the market value.

Table 123: Stock Option Rollforward

	PNC		PNC Options Converted From National City		Total
Year ended December 31, 2013 In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1	14,817	$55.52	747	$681.16	15,564	$85.55
Granted	161	63.87			161	63.87
Exercised	(4,110)	50.51			(4,110)	50.51
Cancelled	(514)	56.93	(203)	731.74	(717)	247.91
Outstanding, December 31	10,354	$57.57	544	$662.28	10,898	$87.75	4.5 years	$207,248
Vested and expected to vest, December 31 (a)	10,339	$57.56	544	$662.28	10,883	$87.79	4.5 years	$207,025
Exercisable, December 31	9,660	$57.20	544	$662.28	10,204	$89.46	4.2 years	$196,859
(a)	Adjusted for estimated forfeitures on unvested options.

186 The PNC Financial Services Group, Inc. – Form 10-K

To determine stock-based compensation expense, the grant date fair value is applied to the options granted with a reduction for estimated forfeitures. We recognize compensation expense for stock options on a straight-line basis over the specified vesting period.

At December 31, 2012 and 2011, options for 12,759,000 and 12,337,000 shares of common stock were exercisable at a weighted-average price of $90.86 and $106.08, respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $86 million, $37 million and $4 million, respectively.

The total tax benefit recognized related to compensation expense on all share-based payment arrangements during 2013, 2012 and 2011 was approximately $56 million, $37 million and $38 million, respectively. Cash received from option exercises under all Incentive Plans for 2013, 2012 and 2011 was approximately $208 million, $118 million and $41 million, respectively. The tax benefit realized from option exercises under all Incentive Plans for 2013, 2012 and 2011 was approximately $31 million, $14 million and $1 million, respectively.

Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plans were 24,535,159 at December 31, 2013. Total shares of PNC common stock authorized for future issuance under equity compensation plans totaled 25,712,719 shares at December 31, 2013, which includes shares available for issuance under the Incentive Plans and the Employee Stock Purchase Plan (ESPP) as described below.

During 2013, we issued approximately 2.6 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize primarily treasury stock for any future stock option exercises.

Awards granted to non-employee directors in 2013, 2012 and 2011 include 27,076, 25,620 and 27,090 deferred stock units, respectively, awarded under the Outside Directors Deferred Stock Unit Plan. A deferred stock unit is a phantom share of our common stock, which is accounted for as a liability until such awards are paid to the participants in cash. As there are no vesting or service requirements on these awards, total compensation expense is recognized in full for these awards on the date of grant.

INCENTIVE/PERFORMANCE UNIT SHARE AWARDS AND RESTRICTED STOCK/SHARE UNIT AWARDS

The fair value of nonvested incentive/performance unit share awards and restricted stock/share unit awards is initially determined based on prices not less than the market value of our common stock on the date of grant. The value of certain incentive/performance unit share awards is subsequently remeasured based on the achievement of one or more financial and other performance goals, generally over a three-year period. The Personnel and Compensation Committee (“P&CC”) of the Board of Directors approves the final award payout with respect to certain incentive/performance unit share awards. Restricted stock/share unit awards have various vesting periods generally ranging from 3 years to 5 years.

Beginning in 2013, we incorporated several enhanced risk-related performance changes to certain long-term incentive compensation programs. In addition to achieving certain financial performance metrics on both an absolute basis and relative to our peers, final payout amounts will be subject to reduction if PNC fails to meet certain risk-related performance metrics as specified in the award agreement. However, the P&CC has the discretion to waive any or all of this reduction under certain circumstances. These awards have either a three-year or a four-year performance period and are payable in either stock or a combination of stock and cash.

Additionally, performance-based restricted share units were granted in 2013 to certain executives as part of annual bonus deferral criteria. These units, payable solely in stock, vest ratably over a four-year period and contain the same risk-related discretionary criteria noted in the preceding paragraph.

The weighted-average grant date fair value of incentive/performance unit share awards and restricted stock/unit awards granted in 2013, 2012 and 2011 was $64.77, $60.68 and $63.25 per share, respectively. The total fair value of incentive/performance unit share and restricted stock/unit awards vested during 2013, 2012 and 2011 was approximately $63 million, $55 million and $52 million, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.

Table 124: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Share Units	Weighted- Average Grant Date Fair Value
December 31, 2012	1,119	$61.14	3,061	$60.04
Granted	926	64.36	1,288	65.06
Vested/Released	(326)	58.26	(674)	55.22
Forfeited	(72)	62.02	(192)	62.37
December 31, 2013	1,647	$63.49	3,483	$62.70

The PNC Financial Services Group, Inc. – Form 10-K 187

In the preceding table, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

LIABILITY AWARDS

A summary of all nonvested, cash-payable restricted share unit activity follows:

Table 125: Nonvested Cash-Payable Restricted Share Units – Rollforward

In thousands	Nonvested Cash-Payable Restricted Share Units	Aggregate Intrinsic Value
Outstanding at December 31, 2012	920
Granted	485
Vested and Released	(457)
Forfeited	(7)
Outstanding at December 31, 2013	941	$73,015

Included in the preceding table are cash-payable restricted share units granted to certain executives. These grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are generally no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of December 31, 2013, there were 824,696 of these cash-payable restricted share units outstanding.

The total of all share-based liability awards paid out during 2013, 2012 and 2011 was approximately $29 million, $39 million and $34 million, respectively.

EMPLOYEE STOCK PURCHASE PLAN

As of December 31, 2013, our ESPP had approximately 1.2 million shares available for issuance. Full-time employees with six months and part-time employees with 12 months of continuous employment with a participating PNC entity are eligible to participate in the ESPP at the commencement of the next six-month offering period. Eligible participants may purchase our common stock at 95% of the fair market value on the last day of each six-month offering period. No charge to earnings is recorded with respect to the ESPP.

Table 126: Employee Stock Purchase Plan – Summary

Year ended December 31	Shares Issued	Purchase Price Per Share
2013	167,260	$69.27 and $73.70
2012	183,892	$58.05 and $55.39
2011	165,408	$56.63 and $54.79

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

In 2009, PNC’s obligation to deliver its BlackRock common shares to BlackRock under LTIP programs was replaced with an obligation to deliver shares of BlackRock’s Series C Preferred Stock. This change was part of an Exchange Agreement with BlackRock whereby PNC acquired 2.9 million shares of Series C Preferred Stock from BlackRock in exchange for common shares.

In 2011, we transferred approximately 1.3 million shares of BlackRock Series C Preferred Stock to BlackRock in connection with our obligation. On January 31, 2013, we transferred an additional 205,350 shares to BlackRock in connection with our obligation. After this transfer and at December 31, 2013, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock which are available to fund our obligation in connection with the BlackRock LTIP programs.

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

188 The PNC Financial Services Group, Inc. – Form 10-K

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

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by PNC:

Table 127: Total Gross Derivatives

	December 31, 2013			December 31, 2012
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP	$36,197	$1,189	$364	$29,270	$1,872	$152
Derivatives not designated as hedging instruments under GAAP	345,059	3,604	3,570	337,086	6,696	6,458
Total gross derivatives	$381,256	$4,793	$3,934	$366,356	$8,568	$6,610
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.

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

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER GAAP

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

The PNC Financial Services Group, Inc. – Form 10-K 189

Further detail regarding the notional amounts and fair values related to derivatives designated in hedge relationships is presented in the following table:

Table 128: Derivatives Designated As Hedging Instruments under GAAP

	December 31, 2013			December 31, 2012
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Interest rate contracts:
Fair value hedges:
Receive-fixed swaps (c)	$16,446	$871	$230	$12,394	$1,365
Pay-fixed swaps (c) (d)	4,076	54	66	2,319	2	$144
Subtotal	$20,522	$925	$296	$14,713	$1,367	$144
Cash flow hedges:
Receive-fixed swaps (c)	$14,737	$264	$58	$13,428	$504
Forward purchase commitments				250	1
Subtotal	$14,737	$264	$58	$13,678	$505
Foreign exchange contracts:
Net investment hedge	938		10	879		8
Total derivatives designated as hedging instruments	$36,197	$1,189	$364	$29,270	$1,872	$152
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 43% were based on 1-month LIBOR and 57% on 3-month LIBOR at December 31, 2013 compared with 51% and 49%, respectively, at December 31, 2012.
(d)	Includes zero-coupon swaps.

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

The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $37 million for 2013 compared with net losses of $54 million for 2012 and net losses of $17 million for 2011. Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 129: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges

			Year ended
			December 31, 2013		December 31, 2012		December 31, 2011
			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount	Amount	Amount
Interest rate contracts	U.S. Treasury and Government Agencies Securities	Investment securities (interest income)	$102	$(107)	$(26)	$23	$(153)	$162
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	9	(8)	(1)	1	(23)	23
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	(393)	368	(30)	(9)	214	(229)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	(351)	343	68	(80)	265	(276)
Total			$(633)	$596	$11	$(65)	$303	$(320)

190 The PNC Financial Services Group, Inc. – Form 10-K

CASH FLOW HEDGES

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow December 31, 2013, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $233 million pretax, or $151 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2013. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow December 31, 2013, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $13 million pretax, or $8 million after-tax, as adjustments of yield on investment securities. As of December 31, 2013 there were no forward purchase or sale contracts designated in a cash flow hedge relationship.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During 2013, 2012, and 2011 there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur. The amount of cash flow hedge ineffectiveness recognized in income for 2013, 2012, and 2011 was not material to PNC’s results of operations.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 130: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Year ended December 31
In millions	2013	2012	2011
Gains (Losses) on Derivatives Recognized in OCI – (Effective Portion)	$(141)	$312	$805
Less: Gains (Losses) Reclassified from Accumulated OCI into Income – (Effective Portion)
Interest income	337	456	455
Noninterest income	49	76	43
Total Gains (Losses) Reclassified from Accumulated OCI into Income – (Effective Portion)	386	532	498
Net unrealized gains (losses) on cash flow hedge derivatives	$(527)	$(220)	$307
(a)	All cash flow hedge derivatives are interest rate contracts as of December 31, 2013, December 31, 2012 and December 31, 2011.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

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

For 2013, 2012, and 2011 there was no net investment hedge ineffectiveness.

Further detail on gains (losses) on net investment hedge derivatives is presented in the following table:

Table 131: Gains (Losses) on Derivatives – Net Investment Hedges (a)

	Year ended December 31
In millions	2013	2012
Gains (Losses) on Derivatives Recognized in OCI (Effective Portion)
Foreign exchange contracts	$(21)	$(27)
(a)	The loss recognized in Accumulated other comprehensive income was less than $1 million as of December 31, 2011.

The PNC Financial Services Group, Inc. – Form 10-K 191

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS UNDER GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP.

Further detail regarding the notional amounts and fair values related to derivatives not designated in hedge relationships is presented in the following table:

Table 132: Derivatives Not Designated As Hedging Instruments under GAAP

	December 31, 2013			December 31, 2012
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$37,424	$654	$360	$59,607	$2,204	$1,790
Swaptions	845	18	18	5,890	209	119
Futures (c)	49,250			49,816
Futures options	24,000	10	2	34,350	5	2
Mortgage-backed securities commitments	832		3	3,429	3	1
Subtotal	$112,351	$682	$383	$153,092	$2,421	$1,912
Loan sales
Interest rate contracts:
Futures (c)	$350			$702
Bond options	200	$1		900	$3
Mortgage-backed securities commitments	5,173	26	$9	8,033	5	$14
Residential mortgage loan commitments	1,605	13		4,092	85
Subtotal	$7,328	$40	$9	$13,727	$93	$14
Subtotal	$119,679	$722	$392	$166,819	$2,514	$1,926
Derivatives used for commercial mortgage banking activities
Interest rate contracts:
Swaps	$2,158	$23	$52	$1,222	$56	$84
Swaptions	125		3
Futures (c)	4,598			2,030
Futures options	45,500	15	4
Commercial mortgage loan commitments	673	20	11	1,259	12	9
Subtotal	$53,054	$58	$70	$4,511	$68	$93
Credit contracts:
Credit default swaps	95			95	2
Subtotal	$53,149	$58	$70	$4,606	$70	$93
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$134,408	$2,540	$2,445	$127,567	$3,869	$3,917
Caps/floors – Sold	4,789		11	4,588		1
Caps/floors – Purchased	5,519	37		4,187	21
Swaptions	2,354	49	51	2,285	82	35
Futures (c)	1,856			9,113
Mortgage-backed securities commitments	1,515	4	3	1,736	2	2
Subtotal	$150,441	$2,630	$2,510	$149,476	$3,974	$3,955
Foreign exchange contracts	14,316	192	172	10,737	126	112
Equity contracts				105	1	3
Credit contracts:
Risk participation agreements	4,777	2	4	3,530	5	6
Subtotal	$169,534	$2,824	$2,686	$163,848	$4,106	$4,076
Derivatives used for other risk management activities:
Interest rate contracts:
Swaps	$511			$601	$4
Futures (c)	838			274
Subtotal	$1,349			$875	$4
Foreign exchange contracts	8			17		$3
Equity contracts				8	2	2
Credit contracts:
Credit default swaps				15
Other contracts (d)	1,340		$422	898		358
Subtotal	$2,697		$422	$1,813	$6	$363
Total derivatives not designated as hedging instruments	$345,059	$3,604	$3,570	$337,086	$6,696	$6,458
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Futures contracts settle in cash daily and therefore, no derivative asset or liability is recognized on our Consolidated Balance Sheet.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares in the second and third quarters of 2013 and second half of 2012. Refer to Note 9 Fair Value for additional information on the Visa swaps.

192 The PNC Financial Services Group, Inc. – Form 10-K

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

We typically retain the servicing rights related to residential mortgage loans that we sell. Residential mortgage servicing rights are accounted for at fair value with changes in fair value influenced primarily by changes in interest rates. Derivatives used to hedge the fair value of residential mortgage servicing rights include interest rate futures, swaps, options, and forward contracts to purchase mortgage-backed securities. Gains and losses on residential mortgage servicing rights and the related derivatives used for hedging are included in Residential mortgage noninterest income.

Certain commercial mortgage loans held for sale are accounted for at fair value. These loans, and the related loan commitments, which are considered derivatives, are accounted for at fair value. In addition we originate loans for sale into the secondary market that are carried at the lower of cost or fair value. Derivatives used to economically hedge these loans and commitments from changes in fair value due to interest rate risk and credit risk include forward loan sale contracts, interest rate swaps, and credit default swaps. Gains and losses on the commitments, loans and derivatives are included in Other noninterest income. Derivatives used to economically hedge the change in value of commercial mortgage servicing rights include interest rate futures, swaps and options. Gains or losses on these derivatives are included in Corporate services noninterest income.

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

Included in the customer, mortgage banking risk management, and other risk management portfolios are written interest-rate caps and floors entered into with customers and for risk management purposes. We receive an upfront premium from the counterparty and are obligated to make payments to the counterparty if the underlying market interest rate rises above or falls below a certain level designated in the contract. Our ultimate obligation under written options is based on future market conditions.

The derivatives portfolio also includes derivatives used for other risk management activities. These derivatives are entered into based on stated risk management objectives and include credit default swaps (CDSs) used to mitigate the risk of economic loss on a portion of our loan exposure. We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. There were no credit default swaps sold as of December 31, 2013 and December 31, 2012. The fair values of these derivatives typically are based on related credit spreads. Gains and losses on the derivatives entered into for other risk management are included in Other noninterest income. CDSs are included in these derivative tables: Tables 132, 134, 135 and 136.

The PNC Financial Services Group, Inc. – Form 10-K 193

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 133: Gains (Losses) on Derivatives Not Designated As Hedging Instruments under GAAP

	Year ended December 31
In millions	2013	2012	2011
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$(223)	$269	$571
Loan sales
Interest rate contracts	286	127	54
Gains (losses) included in residential mortgage banking activities (a)	$63	$396	$625
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$12	$35	$5
Credit contracts (c)	(2)	(3)	6
Gains (losses) from commercial mortgage banking activities	$10	$32	$11
Derivatives used for customer-related activities:
Interest rate contracts	$149	$106	$78
Foreign exchange contracts	7	83	104
Equity contracts	(3)	(4)	(3)
Credit contracts	(1)	(3)	2
Gains (losses) from customer-related activities (c)	$152	$182	$181
Derivatives used for other risk management activities:
Interest rate contracts	$3	$(11)	$(43)
Foreign exchange contracts	2	(2)	(2)
Credit contracts		(1)	(1)
Other contracts (d)	(168)	(94)	11
Gains (losses) from other risk management activities (c)	$(163)	$(108)	$(35)
Total gains (losses) from derivatives not designated as hedging instruments	$62	$502	$782
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP funding obligation, a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate, and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

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

Table 134: Credit Default Swaps (a)

	December 31, 2013			December 31, 2012
Dollars in millions	Notional Amount	Fair Value (b)	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Purchased
Single name	$35		7.3	$50		5.8
Index traded	60		35.2	60	$2	36.1
Total	$95		24.9	$110	$2	22.4
(a)	There were no credit default swaps sold as of December 31, 2013 and December 31, 2012.
(b)	The fair value of credit default swaps purchased is less than $1 million as of December 31, 2013.

194 The PNC Financial Services Group, Inc. – Form 10-K

The notional amount of these credit default swaps by credit rating is presented in the following table:

Table 135: Credit Ratings of Credit Default Swaps (a)

Dollars in millions	December 31, 2013	December 31, 2012
Credit Default Swaps – Purchased
Investment grade (b)	$95	$95
Subinvestment grade (c)		15
Total	$95	$110
(a)	There were no credit default swaps sold as of December 31, 2013 and December 31, 2012.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	Subinvestment grade with a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps is presented in the following table:

Table 136: Referenced/Underlying Assets of Credit Default Swaps

	December 31, 2013	December 31, 2012
Corporate Debt	37%	32%
Commercial mortgage-backed securities	63%	54%
Loans	0%	14%

RISK PARTICIPATION AGREEMENTS

We also periodically enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts. Risk participation agreements purchased and sold are included in these derivative tables: Tables 132 and 133.

Further detail regarding the notional amount, fair value and weighted average remaining maturities in years for risk participation agreements sold is presented in the following table:

Table 137: Risk Participation Agreements Sold

	December 31, 2013			December 31, 2012
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Risk Participation Agreements Sold	$2,770	$(4)	6.1	$2,053	$(6)	6.6

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Table 138: Internal Credit Ratings of Risk Participation Agreements Sold

	December 31, 2013	December 31, 2012
Pass (a)	98%	99%
Below pass (b)	2%	1%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

We have sold risk participation agreements with terms ranging from less than 1 year to 23 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties. Assuming all underlying swap counterparties defaulted at December 31, 2013, the exposure from these agreements would be $77 million based on the fair value of the underlying swaps, compared with $143 million at December 31, 2012.

OFFSETTING, COUNTERPARTY CREDIT RISK, AND CONTINGENT FEATURES

We, generally, utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of various types of derivative instruments with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. In certain cases, minimum thresholds must be exceeded before any collateral is exchanged. Collateral is typically exchanged daily based on the net fair value of the positions with the counterparty as of the preceding day. Any cash collateral exchanged with counterparties under these master netting agreements is also netted against the applicable derivative fair values on the Consolidated Balance Sheet. However, the fair value of any securities held or pledged is not included in the net presentation on the balance sheet. In order for an arrangement to be eligible for netting under GAAP (ASC 210-20), we must obtain the requisite assurance that the offsetting rights included in the master netting agreement would be legally enforceable in the event of bankruptcy, insolvency, or a similar proceeding of such third party. Enforceability is evidenced by obtaining a legal opinion that supports, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy.

The PNC Financial Services Group, Inc. – Form 10-K 195

The following derivative Table 139 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of December 31, 2013 and December 31, 2012. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

For further discussion on ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and the impact of other instruments entered into under master netting arrangements, see Note 1 Accounting Policies. Refer to Note 24 Commitments and Guarantees for additional information related to resale and repurchase agreements offsetting.

Table 139: Derivative Assets and Liabilities Offsetting

December 31, 2013 In millions	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$4,599	$2,468	$556	$1,575		$115	$1,460
Foreign exchange contracts	192	64	9	119			119
Credit contracts	2	1		1			1
Total derivative assets (a) (b)	$4,793	$2,533	$565	$1,695	(c)	$115	$1,580

December 31, 2013 In millions	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$3,326	$2,447	$473	$406		$–	$406
Foreign exchange contracts	182	83	23	76			76
Credit contracts	4	3	1
Other contracts	422			422			422
Total derivative liabilities (a) (b)	$3,934	$2,533	$497	$904	(d)	$–	$904

December 31, 2012 In millions	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$8,432	$5,041	$1,024	$2,367		$135	$2,232
Foreign exchange contracts	126	61	7	58			58
Equity contracts	3	3
Credit contracts	7	2		5			5
Total derivative assets (b)	$8,568	$5,107	$1,031	$2,430	(c)	$135	$2,295

December 31, 2012 In millions	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$6,118	$5,060	$908	$150		$18	$132
Foreign exchange contracts	123	47	6	70			70
Equity contracts	5			5			5
Credit contracts	6			6			6
Other contracts	358			358			358
Total derivative liabilities (b)	$6,610	$5,107	$914	$589	(d)	$18	$571
(a)	There were no derivative assets and liabilities equity contracts as of December 31, 2013.
(b)	Included derivative assets and derivative liabilities as of December 31, 2013 totaling $331 million and $224 million, respectively, related to interest rate contracts executed bilaterally with counterparties in the OTC market and novated to and cleared through a central clearing house. The comparable amounts as of December 31, 2012 were not material. Derivative assets and liabilities as of December 31, 2013 and 2012 related to exchange-traded interest rate contracts were not material. As of December 31, 2013 and 2012, these contracts were not subject to offsetting. The remaining gross and net derivative assets and liabilities relate to contracts executed bilaterally with counterparties that are not settled through an organized exchange or central clearing house.
(c)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(d)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

196 The PNC Financial Services Group, Inc. – Form 10-K

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

At December 31, 2013, we held cash, U.S. government securities and mortgage-backed securities totaling $781 million under master netting and other collateral agreements to collateralize net derivative assets due from counterparties, and we have pledged cash totaling $508 million under these agreements to collateralize net derivative liabilities owed to counterparties. These totals may differ from the amounts presented in the preceding offsetting table because they may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair value with the counterparty as of the balance sheet date due to timing or other factors. To the extent not netted against the derivative fair value under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain of the master netting agreements and certain other derivative agreements also contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, we would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2013 was $757 million for which PNC had posted collateral of $506 million in the normal course of business. The maximum amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2013 would be an additional $251 million.

NOTE 18 EARNINGS PER SHARE

Table 140: Basic and Diluted Earnings per Common Share

In millions, except per share data	2013	2012	2011
Basic
Net income	$4,227	$3,001	$3,071
Less:
Net income (loss) attributable to noncontrolling interests	7	(12)	15
Preferred stock dividends and discount accretion and redemptions	249	181	58
Dividends and undistributed earnings allocated to nonvested restricted shares	18	14	12
Net income attributable to basic common shares	$3,953	$2,818	$2,986
Basic weighted-average common shares outstanding	528	526	524
Basic earnings per common share (a)	$7.48	$5.36	$5.70
Diluted
Net income attributable to basic common shares	$3,953	$2,818	$2,986
Less: Impact of BlackRock earnings per share dilution	18	14	19
Net income attributable to diluted common shares	$3,935	$2,804	$2,967
Basic weighted-average common shares outstanding	528	526	524
Dilutive potential common shares (b) (c)	4	3	2
Diluted weighted-average common shares outstanding	532	529	526
Diluted earnings per common share (a)	$7.39	$5.30	$5.64
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(b)	Excludes number of stock options considered to be anti-dilutive of 1 million for 2013, 4 million for 2012 and 8 million for 2011.
(c)	Excludes number of warrants considered to be anti-dilutive of 17 million for 2012 and 2011. No warrants were considered to be anti-dilutive for 2013.

The PNC Financial Services Group, Inc. – Form 10-K 197

NOTE 19 EQUITY

PREFERRED STOCK

The following table provides the number of preferred shares issued and outstanding, the liquidation value per share and the number of authorized preferred shares that are available for future use.

Table 141: Preferred Stock – Authorized, Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2013	2012
Authorized
$1 par value		16,588	16,588
Issued and outstanding
Series B	$40	1	1
Series K	10,000	50	50
Series L	100,000		2
Series O	100,000	10	10
Series P	100,000	15	15
Series Q	100,000	5	5
Series R	100,000	5	–
Total issued and outstanding		86	83

The following table discloses information related to the preferred stock outstanding as of December 31, 2013.

Table 142: Terms of Outstanding Preferred Stock

Preferred Stock	Issue Date		Number of Depositary Shares Issued	Fractional Interest in a share of preferred stock represented by each Depositary Share	Dividend Dates (a)	Annual Per Share Dividend Rate	Optional Redemption Date (b)
Series B (c)	(c	)	N/A	N/A	Quarterly from March 10th	$1.80	None
Series K (d)	May 21, 2008		500,000	1/10th	Semi-annually beginning on November 21, 2008 until May 21, 2013 Quarterly beginning on August 21, 2013	8.25% until May 21, 2013 3 Mo. LIBOR plus 4.22% per annum beginning on May 21, 2013	May 21, 2013
Series O (d)	July 27, 2011		1 million	1/100th	Semi-annually beginning on February 1, 2012 until August 1, 2021 Quarterly beginning on November 1, 2021	6.75% until August 1, 2021 3 Mo. LIBOR plus 3.678% per annum beginning on August 1, 2021	August 1, 2021
Series P (d)	April 24, 2012		60 million	1/4,000th	Quarterly beginning on August 1, 2012	6.125% until May 1, 2022 3 Mo. LIBOR plus 4.0675% per annum beginning on May 1, 2022	May 1, 2022
Series Q (d)	September 21, 2012 October 9, 2012		18 million 1.2 million	1/4,000th	Quarterly beginning on December 1, 2012	5.375%	December 1, 2017
Series R (d)	May 7, 2013		500,000	1/100th	Semi-annually beginning on December 1, 2013 until June 1, 2023 Quarterly beginning on September 1, 2023	4.85% until June 1, 2023 3 Mo. LIBOR plus 3.04% per annum beginning June 1, 2023	June 1, 2023
(a)	Dividends are payable when, as, and if declared by our Board of Directors or an authorized committee of our Board.
(b)	Redeemable at PNC’s option on or after the date stated. With the exception of the Series B and Series K preferred stock, redeemable at PNC’s option within 90 days of a regulatory capital treatment event as defined in the designations.
(c)	Cumulative preferred stock. Holders of Series B preferred stock are entitled to 8 votes per shares, which is equal to the number of full shares of common stock into which the Series B preferred stock is convertible. The Series B preferred stock was issued in connection with the consolidation of Pittsburgh National Corporation and Provident National Corporation in 1983.
(d)	Non-Cumulative preferred stock.

198 The PNC Financial Services Group, Inc. – Form 10-K

Our Series L preferred stock was issued in connection with the National City transaction in exchange for National City’s Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F. Dividends on the Series L preferred stock were payable if and when declared each 1st of February, May, August and November. Dividends were paid at a rate of 9.875% prior to February 1, 2013 and at a rate of three-month LIBOR plus 633 basis points beginning February 1, 2013. On April 19, 2013, PNC redeemed all 6,000,000 depositary shares representing interests in PNC’s Series L preferred stock and all 1,500 shares of Series L preferred stock underlying such depositary shares, resulting in a net outflow of $150 million.

We have authorized but unissued Series H and Series I preferred stock. As described in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities, the PNC Preferred Funding Trust II securities that currently qualify as capital for regulatory purposes are automatically exchangeable into shares of PNC Series I preferred stock under certain conditions relating to the capitalization or the financial condition of PNC Bank, N.A. and upon the direction of the Office of the Comptroller of the Currency. The Series A preferred stock of PNC REIT Corp. is also automatically exchangeable under similar conditions into shares of PNC Series H preferred stock. As described in Note 14, on March 15, 2013, we redeemed all $375 million of the PNC Preferred Funding Trust III securities that had been exchangeable under certain conditions into PNC Series J preferred stock.

WARRANTS

We have outstanding 16,885,192 warrants, each to purchase one share of PNC common stock at an exercise price of $67.33 per share. These warrants were sold by the U.S. Treasury in a secondary public offering that closed on May 5, 2010 after the U.S. Treasury exchanged its TARP Warrant (issued on December 31, 2008 under the TARP Capital Purchase Program) for 16,885,192 warrants. These warrants expire December 31, 2018.

OTHER SHAREHOLDERS’ EQUITY MATTERS

We have a dividend reinvestment and stock purchase plan. Holders of preferred stock and PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were: 368,982 shares in 2013, 422,642 shares in 2012 and 379,459 shares in 2011.

At December 31, 2013, we had reserved approximately 103.5 million common shares to be issued in connection with certain stock plans.

Effective October 4, 2007, our Board of Directors approved a stock repurchase program to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. A maximum of 21.551 million shares remained available for repurchase under this program at December 31, 2013. This program will remain in effect until fully utilized or until modified, superseded or terminated. We repurchased 3.2 million shares in 2012 and did not repurchase any shares during 2013 under this program.

The PNC Financial Services Group, Inc. – Form 10-K 199

NOTE 20 OTHER COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows (in millions):

Table 143: Other Comprehensive Income

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at December 31, 2010	$150	$(55)	$95
2011 activity
Increase in net unrealized gains (losses) on non-OTTI securities	1,160	(424)	736
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	(29)	11	(18)
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	241	(88)	153
Net unrealized gains (losses) on non-OTTI securities	948	(347)	601
Balance at December 31, 2011	1,098	(402)	696
2012 activity
Increase in net unrealized gains (losses) on non-OTTI securities	931	(341)	590
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	37	(13)	24
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	134	(49)	85
Net unrealized gains (losses) on non-OTTI securities	760	(279)	481
Balance at December 31, 2012	1,858	(681)	1,177
2013 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(1,122)	411	(711)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	39	(14)	25
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	50	(18)	32
Net unrealized gains (losses) on non-OTTI securities	(1,211)	443	(768)
Balance at December 31, 2013	$647	$(238)	$409
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2010	$(1,021)	$375	$(646)
2011 activity
Increase in net unrealized gains (losses) on OTTI securities	(331)	121	(210)
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(34)	12	(22)
Less: OTTI losses realized on securities reclassified to noninterest income	(152)	56	(96)
Net unrealized gains (losses) on OTTI securities	(145)	53	(92)
Balance at December 31, 2011	(1,166)	428	(738)

In millions	Pretax	Tax	After-tax
2012 activity
Increase in net unrealized gains (losses) on OTTI securities	854	(313)	541
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(6)	2	(4)
Less: OTTI losses realized on securities reclassified to noninterest income	(111)	41	(70)
Net unrealized gains (losses) on OTTI securities	971	(356)	615
Balance at December 31, 2012	(195)	72	(123)
2013 activity
Increase in net unrealized gains (losses) on OTTI securities	215	(78)	137
Less: OTTI losses realized on securities reclassified to noninterest income	(16)	6	(10)
Net unrealized gains (losses) on OTTI securities	231	(84)	147
Balance at December 31, 2013	$36	$(12)	$24
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2010	$824	$(302)	$522
2011 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	805	(294)	511
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	411	(150)	261
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	44	(16)	28
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	43	(16)	27
Net unrealized gains (losses) on cash flow hedge derivatives	307	(112)	195
Balance at December 31, 2011	1,131	(414)	717
2012 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	312	(114)	198
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	388	(142)	246
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	68	(25)	43
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	76	(28)	48
Net unrealized gains (losses) on cash flow hedge derivatives	(220)	81	(139)
Balance at December 31, 2012	911	(333)	578

200 The PNC Financial Services Group, Inc. – Form 10-K

In millions	Pretax	Tax	After-tax
2013 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(141)	52	(89)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	284	(103)	181
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	53	(19)	34
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	49	(18)	31
Net unrealized gains (losses) on cash flow hedge derivatives	(527)	192	(335)
Balance at December 31, 2013	$384	$(141)	$243

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2010	$(598)	$218	$(380)
2011 Activity
Net pension and other postretirement benefit plan activity	(606)	223	(383)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	24	(9)	15
Amortization of prior service cost (credit) reclassified to other noninterest expense	(11)	4	(7)
Total 2011 activity	(593)	218	(375)
Balance at December 31, 2011	(1,191)	436	(755)
2012 Activity
Net pension and other postretirement benefit plan activity	(118)	44	(74)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	94	(35)	59
Amortization of prior service cost (credit) reclassified to other noninterest expense	(11)	4	(7)
Total 2012 activity	(35)	13	(22)
Balance at December 31, 2012	(1,226)	449	(777)
2013 Activity
Net pension and other postretirement benefit plan activity	760	(279)	481
Amortization of actuarial loss (gain) reclassified to other noninterest expense	103	(37)	66
Amortization of prior service cost (credit) reclassified to other noninterest expense	(11)	4	(7)
Total 2013 Activity	852	(312)	540
Balance at December 31, 2013	$(374)	$137	$(237)

In millions	Pretax	Tax	After-tax
Other
Balance at December 31, 2010	$(47)	$25	$(22)
2011 Activity
PNC’s portion of BlackRock’s OCI	5	(2)	3
Foreign currency translation adjustments	(9)	3	(6)
Total 2011 activity	(4)	1	(3)
Balance at December 31, 2011	(51)	26	(25)
2012 Activity
PNC’s portion of BlackRock’s OCI	3	(4)	(1)
Net investment hedge derivatives (b)	(27)	10	(17)
Foreign currency translation adjustments	34	(12)	22
Total 2012 activity	10	(6)	4
Balance at December 31, 2012	(41)	20	(21)
2013 Activity
PNC’s portion of BlackRock’s OCI	15	(12)	3
Net investment hedge derivatives (b)	(21)	8	(13)
Foreign currency translation adjustments	27	1	28
Total 2013 activity	21	(3)	18
Balance at December 31, 2013	$(20)	$17	$(3)
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

Table 144: Accumulated Other Comprehensive Income (Loss) Components

	2013		2012
At December 31 – In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains (losses) on non-OTTI securities	$647	$409	$1,858	$1,177
Net unrealized gains (losses) on OTTI securities	36	24	(195)	(123)
Net unrealized gains (losses) on cash flow hedge derivatives	384	243	911	578
Pension and other postretirement benefit plan adjustments	(374)	(237)	(1,226)	(777)
Other	(20)	(3)	(41)	(21)
Accumulated other comprehensive income (loss)	$673	$436	$1,307	$834

The PNC Financial Services Group, Inc. – Form 10-K 201

NOTE 21 INCOME TAXES

The components of Income taxes are as follows:

Table 145: Components of Income Taxes

Year ended December 31 In millions	2013	2012	2011
Current
Federal	$117	$343	$191
State	17	29	(33)
Total current	134	372	158
Deferred
Federal	1,129	522	783
State	78	48	57
Total deferred	1,207	570	840
Total	$1,341	$942	$998

Significant components of deferred tax assets and liabilities are as follows:

Table 146: Deferred Tax Assets and Liabilities

December 31 – in millions	2013	2012
Deferred tax assets
Allowance for loan and lease losses	$1,343	$1,681
Compensation and benefits	581	790
Basis difference in loans		284
Loss and credit carryforward	797	766
Accrued expenses	575	835
Other	536	650
Total gross deferred tax assets	3,832	5,006
Valuation allowance	(61)	(54)
Total deferred tax assets	3,771	4,952
Deferred tax liabilities
Leasing	1,498	1,396
Goodwill and intangibles	342	363
Basis difference in loans	48
Fixed assets	397	398
Net unrealized gains on securities and financial instruments	391	939
BlackRock basis difference	2,031	1,874
Other	730	543
Total deferred tax liabilities	5,437	5,513
Net deferred tax liability	$1,666	$561

A reconciliation between the statutory and effective tax rates follows:

Table 147: Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from
State taxes net of federal benefit	1.1	1.3	.4
Tax-exempt interest	(2.0)	(2.4)	(1.7)
Life insurance	(1.7)	(2.3)	(2.0)
Dividend received deduction	(1.3)	(1.7)	(1.6)
Tax credits	(5.4)	(6.5)	(5.1)
Other	(1.6)	.5	(.5)
Effective tax rate	24.1%	23.9%	24.5%

The net operating loss carryforwards at December 31, 2013 and 2012 follow:

Table 148: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	December 31 2013	December 31 2012
Net Operating Loss Carryforwards:
Federal	$1,116	$1,698
State	2,958	2,468
Tax Credit Carryforwards:
Federal	$221	$29
State	7	4

The federal net operating loss carryforwards expire from 2028 to 2032. The state net operating loss carryforwards will expire from 2014 to 2031. The majority of the tax credit carryforwards expire in 2033.

The federal net operating loss carryforwards and tax credit carryforwards above are substantially from the 2012 acquisition of RBC Bank (USA) and are subject to a federal annual Section 382 limitation of $119 million under the Internal Revenue Code of 1986, as amended; and acquired state operating loss carryforwards are subject to similar limitations that exist for state tax purposes. The decrease in federal net operating loss carryforwards is primarily attributable to the final settlement with RBC based on RBC’s final federal income tax return as filed. The majority of the increase to state net operating loss carryforwards is attributable to a state tax audit settlement. It is anticipated that the company will be able to fully utilize its carryforwards for federal tax purposes, but a valuation allowance of $61 million has been recorded against certain state tax carryforwards as of December 31, 2013.

202 The PNC Financial Services Group, Inc. – Form 10-K

During 2013, PNC made an assertion under ASC 740 – Income Taxes that the earnings of certain non-U.S. subsidiaries were indefinitely reinvested. As of December 31, 2013, the company had approximately $46 million of earnings and $39 million of foreign currency translation attributed to foreign subsidiaries that have been indefinitely reinvested abroad for which no incremental U.S. income tax provision has been recorded. If a U.S. deferred tax liability were to be recorded, the estimated tax liability on those undistributed earnings and foreign currency translation would be approximately $29 million.

Retained earnings at both December 31, 2013 and 2012 included $117 million in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

The Company had a liability for unrecognized tax benefits of $110 million at December 31, 2013 and $176 million at December 31, 2012. At December 31, 2013, $87 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

A reconciliation of the beginning and ending balance of the liability for unrecognized tax benefits is as follows:

Table 149: Changes in Liability for Unrecognized Tax Benefits

In millions	2013	2012	2011
Balance of gross unrecognized tax benefits at January 1	$176	$209	$238
Increases:
Positions taken during a prior period	11	23	65
Positions taken during the current period		1	1
Decreases:
Positions taken during a prior period	(22)	(51)	(62)
Settlements with taxing authorities	(48)	(1)	(10)
Reductions resulting from lapse of statute of limitations	(7)	(5)	(23)
Balance of gross unrecognized tax benefits at December 31	$110	$176	$209

It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $63 million within the next twelve months.

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

PNC files tax returns in most states and some non-U.S. jurisdictions each year and is under continuous examination by various state taxing authorities. With few exceptions, we are no longer subject to state and local and non-U.S. income tax examinations by taxing authorities for periods before 2007. For all open audits, any potential adjustments have been considered in establishing our reserve for unrecognized tax benefits as of December 31, 2013.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2013, we had a benefit of $41 million of gross interest and penalties, decreasing income tax expense. The total accrued interest and penalties at December 31, 2013 and December 31, 2012 was $45 million and $93 million, respectively.

NOTE 22 REGULATORY MATTERS

We are subject to the regulations of certain federal, state, and foreign agencies and undergo periodic examinations by such regulatory authorities.

The ability to undertake new business initiatives (including acquisitions), the access to and cost of funding for new business initiatives, the ability to pay dividends, the ability to repurchase shares or other capital instruments, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength. The minimum U.S. regulatory capital ratios in effect during 2013 under Basel I are 4% for Tier 1 risk-based, 8% for total risk-based and 4% for leverage. To qualify as “well capitalized” under Basel I, regulators require banks to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based and 5% for leverage. To be “well capitalized” under Basel I, bank holding companies and banks must maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for total risk-based and 5% for leverage. At December 31, 2013 and December 31, 2012, PNC and PNC Bank, N.A. met the “well capitalized” capital ratio requirements based on U.S. regulatory capital ratio requirements under Basel I.

The PNC Financial Services Group, Inc. – Form 10-K 203

The following table sets forth the Basel I regulatory capital ratios for PNC and its bank subsidiary, PNC Bank, N.A.

Table 150: Basel I Regulatory Capital

	Amount		Ratios
December 31 Dollars in millions	2013	2012	2013	2012
Risk-based capital
Tier 1
PNC	$33,612	$30,226	12.4%	11.6%
PNC Bank, N.A.	28,731	28,352	11.0	11.3
Total
PNC	42,950	38,234	15.8	14.7
PNC Bank, N.A.	37,575	35,756	14.3	14.2
Leverage
PNC	33,612	30,226	11.1	10.4
PNC Bank, N.A.	28,731	28,352	9.8	10.1

The principal source of parent company cash flow is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank, N.A. without prior regulatory approval was approximately $1.4 billion at December 31, 2013.

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

Federal Reserve Board regulations require depository institutions to maintain cash reserves with a Federal Reserve Bank (FRB). At December 31, 2013, the balance outstanding at the FRB was $11.7 billion.

NOTE 23 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 23). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of December 31, 2013, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $800 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

204 The PNC Financial Services Group, Inc. – Form 10-K

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

In July 2012, the parties entered into a memorandum of understanding with the class plaintiffs and an agreement in principle with certain individual plaintiffs with respect to a settlement of these cases, under which the defendants will collectively pay approximately $6.6 billion to the class and individual settling plaintiffs and have agreed to changes in the terms applicable to their respective card networks (including an eight-month reduction in default credit interchange rates). The parties entered into a definitive agreement with respect to this settlement in October 2012. The court granted final approval to the settlement in December 2013. Several objectors have appealed the order of approval to the United States Court of Appeals for the Second Circuit, which appeal is pending. As a result of the previously funded litigation escrow (described in Note 24 Commitments and Guarantees), which will cover substantially all of our share of the Visa portion of this settlement, we anticipate no material financial impact from the monetary amount of this settlement. Numerous merchants, including some large national merchants, have objected to or requested exclusion (opted out) from the proposed class settlements, and some of those opting out have lawsuits pending in federal and state courts against Visa, MasterCard and, in some instances, one or more of the other issuing banks (including PNC).

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

The PNC Financial Services Group, Inc. – Form 10-K 205

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

CBNV MORTGAGE LITIGATION

Between 2001 and 2003, on behalf of either individual plaintiffs or proposed classes of plaintiffs, several separate lawsuits were filed in state and federal courts against Community Bank of Northern Virginia (CBNV), a PNC Bank predecessor, and other defendants asserting claims arising from second mortgage loans made to the plaintiffs. The state lawsuits were removed to federal court and, with the lawsuits that had been filed in federal court, were consolidated for pre-trial proceedings in a multidistrict litigation (MDL) proceeding in the United States District Court for the Western District of Pennsylvania under the caption In re: Community Bank of Northern Virginia Lending Practices Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674). In January 2008, the Pennsylvania district court issued an order sending back to the General Court of Justice, Superior Court Division, for Wake County, North Carolina the claims of two proposed class members. These claims are asserted in a case originally filed in 2001 and captioned Bumpers, et al. v. Community Bank of Northern Virginia (01-CVS-011342).

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

The amended complaint seeks to certify a class of all borrowers who obtained a second residential non-purchase money mortgage loan, secured by their principal dwelling, from either CBNV or the other defendant bank, the terms of which made the loan subject to HOEPA. The plaintiffs seek, among other things, unspecified damages (including treble damages under RICO and RESPA), rescission of loans, declaratory and injunctive relief, interest, and attorneys’ fees. In November 2011, the defendants filed a motion to dismiss the amended complaint. In June 2013, the court granted in part and denied in part the motion, dismissing the claims of any plaintiff whose loan did not originate or was not assigned to CBNV, narrowing the scope of the RESPA claim, and dismissing several of the named plaintiffs for lack of standing. The court also dismissed the claims against the other lender defendant on jurisdictional grounds. The limitation of the potential class to CBNV borrowers reduces its size to approximately 22,500 from the 50,000 members alleged in the amended complaint. Also in June 2013, the plaintiffs filed a motion for class certification, which was granted in July 2013. In August 2013, we filed a motion seeking leave to appeal the granting of the motion for class certification. The court granted the motion in October 2013 and our appeal is pending.

North Carolina Proceedings. The plaintiffs in Bumpers make similar allegations to those included in the amended complaint in the MDL proceedings. Following the remand to North Carolina state court, the plaintiffs in Bumpers sought to represent a class of North Carolina borrowers in state court proceedings in North Carolina. The plaintiffs claim that this class consists of approximately 650 borrowers. The district court in Pennsylvania handling the MDL proceedings enjoined class proceedings in Bumpers in March 2008. In April 2008, the North Carolina Superior Court granted the Bumpers plaintiffs’ motion for summary judgment on their individual claims and awarded them approximately $11,000 each plus interest. CBNV appealed the grant of the motion for summary judgment. In September 2011, the North Carolina Court of Appeals affirmed in part and reversed in part the granting of the plaintiffs’ motion for summary judgment. The court affirmed the judgment on the plaintiffs’ claim that they paid a loan discount fee but were not provided a loan discount. It reversed the judgment on the plaintiffs’ claim that they were overcharged for settlement services and remanded that claim for trial. The court also held that, in light of the Pennsylvania district court’s injunction against class proceedings having been vacated in September 2010, the trial court may on remand consider the issue of class certification. In August 2012, the North Carolina Supreme Court granted our petition for discretionary review of the decision of the North Carolina Court of Appeals. The appeal was argued in January 2013. In August 2013, the North Carolina Supreme Court reversed the decision of the Court of Appeals and remanded the case to the Superior Court for further proceedings. In September 2013, the remaining plaintiff filed a motion for leave to amend his complaint in the trial court. The plaintiff’s remaining claims, as reflected in the proposed amended complaint, relate exclusively to the loan discount fee.

206 The PNC Financial Services Group, Inc. – Form 10-K

OVERDRAFT LITIGATION

Beginning in October 2009, PNC Bank, National City Bank and RBC Bank (USA) have been named in lawsuits brought as class actions relating to the manner in which they charged overdraft fees on ATM and debit transactions to customers and related matters. Several of these lawsuits have been settled. The following is a description of the remaining pending lawsuits.

Status of MDL Cases. Two pending lawsuits naming RBC Bank (USA), along with similar lawsuits pending against numerous other banks, have been consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”) under the caption In re Checking Account Overdraft Litigation (MDL No. 2036, Case No. 1:09-MD-02036-JLK ). A consolidated amended complaint was filed in December 2010 that consolidated all of the claims in these MDL Court cases. The first case against RBC Bank (USA) pending in the MDL Court (Dasher v. RBC Bank (10-cv-22190-JLK)) was filed in July 2010 in the United States District Court for the Southern District of Florida. The other case against RBC Bank (USA) (Avery v. RBC Bank (Case No. 10-cv-329)) was originally filed in North Carolina state court in July 2010 and was removed to the United States District Court for the Eastern District of North Carolina before being transferred to the MDL Court. An amended complaint was filed in Avery in August 2010.

The cases now pending in the MDL Court seek to certify multi-state classes of customers for the common law claims described below (covering all states in which RBC Bank (USA) had retail branch operations during the class periods), and subclasses of RBC Bank (USA) customers with accounts in North Carolina branches, with each subclass being asserted for purposes of claims under those states’ consumer protection statutes. No class periods are stated in any of the complaints, other than for the applicable statutes of limitations, which vary by state and claim.

The customer agreements with the RBC Bank (USA) plaintiffs contain arbitration provisions. RBC Bank (USA)’s original motion in Dasher to compel arbitration under these provisions was denied by the MDL Court. This denial was appealed to the United States Court of Appeals for the Eleventh Circuit. While this appeal was pending, the United States Supreme Court issued its decision in AT&T Mobility v. Concepcion, following which the court of appeals vacated the MDL Court’s denial of the arbitration motion and remanded to the MDL Court for further consideration in light of the Concepcion decision. RBC Bank (USA)’s motion to compel arbitration, now covering both Dasher and Avery, was denied in January 2013. We appealed the denial of the motion to the United States Court of Appeals for the Eleventh Circuit, which, in February 2014, affirmed the order of the district court denying arbitration.

Status of Non-MDL Case. In December 2010, an additional lawsuit (Henry v. PNC Bank, National Association (No. GD-10-022974)) was filed in the Court of Common Pleas of Allegheny County, Pennsylvania on behalf of all current citizens of Pennsylvania who are domiciled in Pennsylvania who had or have a PNC checking or debit account used primarily for personal, family or household purposes and who incurred overdraft and related fees on transactions resulting from the methodology of posting transactions from December 8, 2004 through August 14, 2010. We filed preliminary objections seeking dismissal of each of the claims in this lawsuit in March 2011. In January 2012, the court ruled on our preliminary objections, dismissing several claims but overruling our objections with respect to claims for breach of contract and the duty of good faith and fair dealing and for violation of Pennsylvania’s consumer protection statute. In November 2013, the parties agreed to a dismissal of this lawsuit.

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

In the consolidated amended complaint in the MDL Court, the plaintiffs asserted claims for unconscionability; unjust enrichment; and violation of the consumer protection statute of North Carolina. In the Dasher complaint, the plaintiffs also assert claims for a breach of the covenant of good faith and fair dealing and for conversion. In the Henry case, the remaining claims were for breach of contract and the duty of good faith and fair dealing and for violation of Pennsylvania’s consumer protection statute. In their complaints, the plaintiffs seek, among other things, restitution of overdraft fees paid, unspecified actual and punitive damages (with actual damages, in some cases, trebled under state law), pre-judgment interest, attorneys’ fees, and declaratory relief finding the overdraft policies to be unfair and unconscionable.

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

The PNC Financial Services Group, Inc. – Form 10-K 207

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

In the case against PNC (Fulton Financial Advisors, N.A. v. PNC Capital Markets, LLC (CI 09-10838)), PNC filed preliminary objections to Fulton’s complaint, which were denied. NatCity removed the case against it to the United States District Court for the Eastern District of Pennsylvania (Fulton Financial Advisors, N.A. v. NatCity Investments, Inc. (No. 5:09-cv-04855)), and in November 2009 filed a motion to dismiss the complaint. In October 2013, the court granted the motion to dismiss with respect to claims under the Pennsylvania Securities Act and for negligent misrepresentation, common law fraud, and aiding and abetting common law fraud and denied the motion with respect to claims for negligence and breach of fiduciary duty. Fulton filed an amended complaint in December 2013, reasserting its negligence and breach of fiduciary duty claims and adding a new claim under the Pennsylvania Securities Act.

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

WEAVERING MACRO FIXED INCOME FUND

In July 2010, PNC completed the sale of PNC Global Investment Servicing (“PNC GIS”) to The Bank of New York Mellon Corporation (“BNY Mellon”), pursuant to a stock purchase agreement dated February 1, 2010. In July 2009, the liquidators of the Weavering Macro Fixed Income Fund Limited (“Weavering”) issued a Plenary Summons in the High Court, Dublin, Ireland, in connection with a European subsidiary of PNC GIS’s provision of administration services to Weavering. The Plenary Summons was served on the PNC GIS subsidiary (GIS Europe) on or about June 30, 2010. In May 2011, the liquidator served a Notice of Intention to Proceed and Statement of Claim, which alleges, among other things, that GIS Europe breached its contractual duties to Weavering as well as an alleged duty of care to Weavering, and investors in Weavering, and makes claims of breach of the administration and accounting services agreement, negligence, gross negligence, breach of duty, misrepresentation and negligent misstatement. The statement of claim further alleges that investors in Weavering lost approximately €282,000,000 and that, in addition, expended approximately €98,000,000 in brokerage and exchange commissions, interest, and fees as a result of the transactions at issue. The statement of claim seeks, among other things, damages, costs, and interest. In January 2012, upon application by GIS Europe, the court issued a judgment ordering a hearing on certain preliminary issues (a “modular trial”). In March 2012, the plaintiff appealed this judgment to the Supreme Court of Ireland. In December 2012, the Supreme Court reversed the order of the High Court and directed that no modular trial take place at this stage of the proceedings. In October 2013, GIS Europe made a motion to, among other things, dismiss or stay the action due to the plaintiff’s failure to comply with its discovery obligations. In January 2014, the court entered a consent order adjourning the motion and staying the plaintiff’s claims until the plaintiff complies in full with its discovery obligations. The plaintiff is required to complete its production by early July 2014 (barring an extension of that date), and the parties are scheduled to appear before the court later in July 2014.

In May 2011, BNY Mellon provided notice to PNC of an indemnification claim pursuant to the stock purchase agreement related to this litigation. PNC’s responsibility for this litigation is subject to the terms and limitations included in the indemnification provisions of the stock purchase agreement.

208 The PNC Financial Services Group, Inc. – Form 10-K

CAPTIVE MORTGAGE REINSURANCE LITIGATION

In December 2011, a lawsuit (White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928)) was filed against PNC (as successor in interest to National City Corporation and several of its subsidiaries) and several mortgage insurance companies in the United States District Court for the Eastern District of Pennsylvania. This lawsuit, which was brought as a class action, alleges that National City structured its program of reinsurance of private mortgage insurance in such a way as to avoid a true transfer of risk from the mortgage insurers to National City’s captive reinsurer. The plaintiffs allege that the payments from the mortgage insurers to the captive reinsurer constitute kickbacks, referral payments, or unearned fee splits prohibited under the Real Estate Settlement Procedures Act (RESPA), as well as common law unjust enrichment. The plaintiffs claim, among other things, that from the beginning of 2004 until the end of 2010 National City’s captive reinsurer collected from the mortgage insurance company defendants at least $219 million as its share of borrowers’ private mortgage insurance premiums and that its share of paid claims during this period was approximately $12 million. The plaintiffs seek to certify a nationwide class of all persons who obtained residential mortgage loans originated, funded or originated through correspondent lending by National City or any of its subsidiaries or affiliates between January 1, 2004 and the present and, in connection with these mortgage loans, purchased private mortgage insurance and whose residential mortgage loans were included within National City’s captive mortgage reinsurance arrangements. Plaintiffs seek, among other things, statutory damages under RESPA (which include treble damages), restitution of reinsurance premiums collected, disgorgement of profits, and attorneys’ fees. In August 2012, the district court directed the plaintiffs to file an amended complaint, which the plaintiffs filed in September 2012. In November 2012, we filed a motion to dismiss the amended complaint. The court dismissed, without prejudice, the amended complaint in June 2013 on statute of limitations grounds. A second amended complaint, in response to the court’s dismissal order, was filed in July 2013. We filed a motion to dismiss the second amended complaint, also in July 2013. The court held oral argument on this motion in January 2014. The court has not yet ruled on this motion.

RESIDENTIAL MORTGAGE-BACKED SECURITIES INDEMNIFICATION DEMANDS

We have received indemnification demands from several entities sponsoring residential mortgage-backed securities and their affiliates where purchasers of the securities have brought litigation against the sponsors and other parties involved in the securitization transactions. National City Mortgage had sold whole loans to the sponsors or their affiliates that were allegedly included in certain of these securitization transactions. According to the indemnification demands, the plaintiffs’ claims in these lawsuits are based on alleged misstatements and omissions in the offering documents for these transactions. The indemnification demands assert that agreements governing the sale of these loans or the securitization transactions to which National City Mortgage is a party require us to indemnify the sponsors and their affiliates for losses suffered in connection with these lawsuits. The parties have settled several of these cases. There has not been any determination that the parties seeking indemnification have any liability to the plaintiffs in the other lawsuits and the amount, if any for which we are responsible in the settled cases has not been determined.

LENDER PLACED INSURANCE LITIGATION

In June 2013, a lawsuit (Lauren vs. PNC Bank, N.A., et al, Case No. 2:13-cv-00762-TFM) was filed in the United States District Court for the Western District of Pennsylvania against PNC Bank and American Security Insurance Company (“ASIC”), a provider of property and casualty insurance to PNC for certain residential mortgages. This lawsuit, which was brought as a class action, alleges, with respect to PNC Bank, that it breached alleged contractual (including the implied covenant of good faith and fair dealing) and fiduciary duties to residential mortgage borrowers, and, as to Ohio borrowers, violated the Ohio Consumer Sales Practice Act in connection with the administration of PNC Bank’s program for placement of insurance for borrowers who fail to obtain hazard insurance coverages required by the terms of their mortgages. The plaintiff alleges, among other things, that defendants placed insurance in unnecessary and excessive amounts and that PNC Bank improperly profited from these arrangements, principally as a result of the payment of commissions to PNC Bank and of reinsurance arrangements between PNC and the insurance provider. The plaintiff originally sought to certify a nationwide class and an Ohio sub-class of all persons who, during applicable periods, have or had a residential mortgage loan or line of credit with PNC Bank, and had hazard insurance placed upon the property by PNC Bank. The plaintiff seeks, among other things, damages, restitution or disgorgement of profits improperly obtained, injunctive relief, interest, and attorneys’ fees. In October 2013, the court ruled on our motion to dismiss the complaint, granting our motion with respect to the Ohio Consumer Sales Practice Act claim and otherwise denying the motion. We filed a motion seeking reconsideration of the denial as to the fiduciary duty claim, which motion was denied in November 2013. In January 2014, the court granted ASIC’s motion to dismiss the nationwide class action allegations with respect to the state common law claim of unjust enrichment pending against ASIC. Later in January 2014, PNC Bank filed a similar motion to dismiss the nationwide class action allegations, on the same grounds as asserted in ASIC’s motion to dismiss, with respect to the state common law claims of breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty pending against PNC Bank. The plaintiff thereafter agreed to withdraw those allegations. In February 2014, the court entered an order dismissing the plaintiff’s nationwide class action allegations with regard to all remaining claims against PNC. Also in February 2014, the court on its own motion transferred the

The PNC Financial Services Group, Inc. – Form 10-K 209

matter to the United States District Court for the Southern District of Ohio.

In February 2014, a separate class action lawsuit (Montoya vs. PNC Bank, N.A., et al., Case No. 1:14-cv-20474-JEM) was filed in the United States District Court for the Southern District of Florida against PNC Bank, ASIC and its parent, Assurant, Inc. The allegations of the complaint are similar to those found in the Lauren complaint. The plaintiff asserts breach of contract by PNC, breach of its duty of good faith and fair dealing, unjust enrichment, breach of a fiduciary duty, and violations of the Florida Deceptive and Unfair Trade Practices Act and federal TILA and RICO statutes. The plaintiff seeks a nationwide class on all claims except the Florida statutory claim, for which he seeks to certify a Florida subclass. The plaintiff seeks, among other things, damages (including treble damages), disgorgement of “unjust benefits,” injunctive relief, interest and attorneys’ fees.

PATENT INFRINGEMENT LITIGATION

In June 2013, a lawsuit (Intellectual Ventures I LLC and Intellectual Ventures II LLC vs. PNC Financial Services Group, Inc., and PNC Bank, NA, Case No. 2:13-cv-00740-AJS) was filed in the United States District Court for the Western District of Pennsylvania against PNC and PNC Bank for patent infringement. The plaintiffs allege that multiple systems by which PNC and PNC Bank provide online banking services and other services via electronic means infringe five patents owned by the plaintiffs. The plaintiffs seek, among other things, a declaration that PNC and PNC Bank are infringing each of the patents, damages for past and future infringement, and attorneys’ fees. In July 2013, we filed an Answer with Counterclaims, denying liability and seeking declarations that the asserted patents are invalid and that PNC has not infringed them. In November 2013, PNC filed Covered Business Method/Post Grant Review petitions in the U.S. Patent & Trademark Office (“PTO”) seeking to invalidate all five of the patents. On December 6, 2013, the court dismissed the plaintiff’s claims as to two of the patents and entered a stay of the lawsuit pending the PTO’s consideration of PNC’s review petitions, including any appeals from decisions of the PTO.

MORTGAGE REPURCHASE LITIGATION

In December 2013, Residential Funding Company, LLC (“RFC”) filed a lawsuit in the United States District Court for the District of Minnesota against PNC Bank, N.A., as alleged successor in interest to National City Mortgage Co., NCMC Newco, Inc., and North Central Financial Corporation (Residential Funding Company, LLC v. PNC Bank, N.A., et al. (Civil No. 13-3498- JRT-JSM)). In its complaint, RFC alleges that PNC Bank (through predecessors) sold $6.5 billion worth of residential mortgage loans to RFC during the timeframe at issue (approximately May 2006 through September 2008), a portion of which were allegedly materially defective, resulting in damages and losses to RFC. RFC alleges that PNC Bank breached representations and warranties made under seller contracts in connection with these sales. The complaint asserts claims for breach of contract and indemnification. RFC seeks, among other things, monetary damages, costs, and attorney’s fees.

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

210    The PNC Financial Services Group, Inc. – Form 10-K

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

agreements were filed with the U.S. District Court for the Southern District of New York in March 2012. Under these agreements, the mortgage servicers will make cash payments to federal and state governments, provide various forms of financial relief to borrowers, and implement new mortgage servicing standards. These governmental authorities are continuing their review of, and have engaged in discussions with, other mortgage servicers, including PNC, that were subject to the interagency horizontal review, which could result in the imposition of substantial payments and other forms of relief (similar to that agreed to by the five largest servicers) on some or all of these mortgage servicers, including PNC. Whether and to what extent any such relief may be imposed on PNC is not yet known.

•

PNC has received subpoenas from the U.S. Attorney’s Office for the Southern District of New York. The first two subpoenas concern National City Bank’s lending practices in connection with loans insured by the Federal Housing Administration (FHA) as well as certain non-FHA-insured loan origination, sale and securitization practices, and a third seeks information regarding claims for costs that are incurred by foreclosure counsel in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac. These inquiries are in their early stages and PNC is cooperating with the investigations.

•

The Department of Justice, Civil Rights Division, and the Consumer Financial Protection Bureau jointly investigated whether mortgage loan pricing by National City and PNC had a disparate impact on protected classes. In December 2013, PNC settled with the Department of Justice and the CFPB covering lending activity by National City Bank from 2002 to its merger with PNC Bank. Under a consent order entered by the United States District Court for the Western District of Pennsylvania in January 2014, PNC is making a cash payment of $35 million to be distributed to National City borrowers to be identified by these agencies.

•

The Department of Justice, Consumer Protection Bureau, has served a subpoena on PNC seeking information concerning the return rate for certain merchant and payment processor customers with whom PNC has a depository relationship. We believe that the subpoena is intended to determine whether, and to what extent, PNC may have facilitated fraud committed by third-parties against consumers. We are cooperating with the subpoena.

The PNC Financial Services Group, Inc. – Form 10-K    211

•

Through the U.S. Attorney’s Office for the District of Maryland, the office of the Inspector General (“OIG”) for the Small Business Administration (“SBA”) has served a subpoena on PNC requesting documents concerning PNC’s relationship with, including SBA-guaranteed loans made through, a broker named Jade Capital Investments, LLC (“Jade”), as well as information regarding other PNC-originated SBA guaranteed loans made to businesses located in the State of Maryland, the Commonwealth of Virginia, and Washington, DC. Certain of the Jade loans have been identified in an indictment and subsequent superseding indictment charging persons associated with Jade with conspiracy to commit bank fraud, substantive violations of the federal bank fraud statute, and money laundering. PNC is cooperating with the U.S. Attorney’s Office for the District of Maryland.

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

NOTE 24 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

Our unfunded commitments at December 31, 2013 included private equity investments of $164 million.

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

Table 151: Net Outstanding Standby Letters of Credit

Dollars in billions	December 31 2013	December 31 2012
Net outstanding standby letters of credit (a)	$10.5	$11.5
Internal credit ratings (as a percentage of portfolio):
Pass (b)	96%	95%
Below pass (c)	4%	5%
(a)	The amounts above exclude participations in standby letters of credit of $3.3 billion and $3.2 billion to other financial institutions as of December 31, 2013 and December 31, 2012, respectively. The amounts above include $6.6 billion and $7.5 billion which support remarketing programs at December 31, 2013 and December 31, 2012, respectively.
(b)	Indicates that expected risk of loss is currently low.
(c)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on December 31, 2013 had terms ranging from less than 1 year to 6 years.

As of December 31, 2013, assets of $2.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $218 million at December 31, 2013.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At December 31, 2013, the aggregate of our commitments under these facilities was $1.3 billion. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. There were no commitments under these facilities at December 31, 2013.

212 The PNC Financial Services Group, Inc. – Form 10-K

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during 2013. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

VISA INDEMNIFICATION

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (Visa).

In October 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members (Visa Reorganization) in contemplation of its initial public offering (IPO). As part of the Visa Reorganization, we received our proportionate share of a class of Visa Inc. common stock allocated to the U.S. members. Prior to the IPO, the U.S. members, which included PNC, were obligated to indemnify Visa for judgments and settlements related to certain specified litigation.

As a result of the acquisition of National City, we became party to judgment and loss sharing agreements with Visa and certain other banks. The judgment and loss sharing agreements were designed to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the specified litigation.

In July 2012, Visa funded $150 million into their litigation escrow account and reduced the conversion rate of Visa B to A shares. We continue to have an obligation to indemnify Visa for judgments and settlements for the remaining specified litigation, therefore we may have additional exposure to certain specified Visa litigation.

The PNC Financial Services Group, Inc. – Form 10-K 213

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

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At December 31, 2013 and December 31, 2012, the unpaid principal balance outstanding of loans sold as a participant in these programs was $11.7 billion and $12.8 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.6 billion at December 31, 2013 and $3.9 billion at December 31, 2012.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $33 million and $43 million as of December 31, 2013 and December 31, 2012, respectively, and is included in Other liabilities on our Consolidated Balance Sheet.

If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Table 152: Analysis of Commercial Mortgage Recourse Obligations

In millions	2013	2012
January 1	$43	$47
Reserve adjustments, net	(9)	4
Losses – loan repurchases and settlements	(1)	(8)
December 31	$33	$43

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

In the fourth quarter of 2013, PNC reached agreements with both FNMA and FHLMC to resolve their repurchase claims with respect to loans sold between 2000 and 2008. PNC paid a total of $191 million related to these settlements.

PNC’s repurchase obligations also include certain brokered home equity loans/lines of credit that were sold to a limited number of private investors in the financial services industry by National City prior to our acquisition of National City. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is limited to repurchases of loans sold in these transactions. Repurchase activity associated with brokered home equity loans/lines of credit is reported in the Non-Strategic Assets Portfolio segment.

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

214 The PNC Financial Services Group, Inc. – Form 10-K

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At December 31, 2013 and December 31, 2012, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $153 million and $672 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during 2013 and 2012 follows:

Table 153: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2013			2012
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$614	$58	$672	$83	$47	$130
Reserve adjustments, net	4	(3)	1	32	12	44
RBC Bank (USA) acquisition				26		26
Losses – loan repurchases and private investor settlements	(96)	(30)	(126)	(40)	(8)	(48)
March 31	$522	$25	$547	$101	$51	$152
Reserve adjustments, net	73	1	74	438	15	453
Losses – loan repurchases and private investor settlements	(72)	(2)	(74)	(77)	(5)	(82)
June 30	$523	$24	$547	$462	$61	$523
Reserve adjustments, net	(6)		(6)	37	4	41
Losses – loan repurchases and private investor settlements	(46)	(1)	(47)	(78)	(3)	(81)
September 30	$471	$23	$494	$421	$62	$483
Reserve adjustments, net	(124)	2	(122)	254	(2)	252
Losses – loan repurchases and private investor settlements	(25)	(3)	(28)	(61)	(2)	(63)
Agency settlements	(191)		(191)
December 31	131	22	153	614	58	672
(a)	Repurchase obligation associated with sold loan portfolios of $91.9 billion and $105.8 billion at December 31, 2013 and December 31, 2012, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $3.6 billion and $4.3 billion at December 31, 2013 and December 31, 2012, respectively. PNC is no longer engaged in the brokered home equity business, which was acquired with National City.

Management believes the indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of December 31, 2013 and 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices and other economic conditions. At December 31, 2013, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $100 million for our portfolio of residential mortgage loans sold. At December 31, 2013, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines of credit sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

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

The PNC Financial Services Group, Inc. – Form 10-K 215

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard and borrower and lender paid mortgage insurance with an aggregate maximum exposure up to the specified limits for all reinsurance contracts as follows:

Table 154: Reinsurance Agreements Exposure (a)

In millions	December 31 2013	December 31 2012
Accidental Death & Dismemberment	$1,902	$2,049
Credit Life, Accident & Health	621	795
Lender Placed Hazard (b)	2,679	2,774
Borrower and Lender Paid Mortgage Insurance	133	228
Maximum Exposure	$5,335	$5,846
Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	2%	3%
Quota Share	98%	97%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$620	$794
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur, PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.

A rollforward of the reinsurance reserves for probable losses for 2013 and 2012 follows:

Table 155: Reinsurance Reserves – Rollforward

In millions	2013	2012
January 1	$61	$82
Paid Losses	(45)	(66)
Net Provision	16	45
December 31	$32	$61

There were no changes to the terms of existing agreements, nor were any new relationships entered into or existing relationships exited.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At December 31, 2013, the reasonably possible loss above our accrual was not material.

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

Repurchase and resale agreements are typically entered into with counterparties under industry standard master netting agreements which provide for the right to setoff amounts owed to one another with respect to multiple repurchase and resale agreements under such master netting agreement (referred to as netting arrangements) and liquidate the purchased or borrowed securities in the event of counterparty default. In order for an arrangement to be eligible for netting under GAAP, we must obtain the requisite assurance that the offsetting rights included in the master netting agreement would be legally enforceable in the event of bankruptcy, insolvency, or a similar proceeding of such third party. Enforceability is evidenced by obtaining a legal opinion that supports, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy.

In accordance with the disclosure requirements of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, Table 156 shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 156. The amounts reported in Table 156 exclude the fair value adjustment on the structured resale agreements of $11 million and $19 million at December 31, 2013 and December 31, 2012, respectively, that we have elected to account for at fair value. Refer to Note 9 Fair Value for additional information regarding the structured resale agreements at fair value.

216 The PNC Financial Services Group, Inc. – Form 10-K

For further discussion on ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and the impact of other instruments entered into under master netting arrangements, see Note 1 Accounting Policies. Refer to Note 17 Financial Derivatives for additional information related to offsetting of financial derivatives.

Table 156: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale Agreements (a) (b)	Securities Collateral Held Under Master Netting Agreements (c)	Net Amounts (b)
Resale Agreements
December 31, 2013	$1,542		$1,542	$1,453	$89
December 31, 2012	975		975	884	91

In millions	Gross Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Repurchase Agreements (d) (e)	Securities Collateral Pledged Under Master Netting Agreements (c)	Net Amounts (e)
Repurchase Agreements
December 31, 2013	$4,183		$4,183	$3,166	$1,017
December 31, 2012	3,215		3,215	2,168	1,047
(a)	Represents the resale agreement amount included in Federal funds sold and resale agreements on our Consolidated Balance Sheet and the related accrued interest income in the amount of $1 million at both December 31, 2013 and December 31, 2012, respectively, which is included in Other Assets on the Consolidated Balance Sheet.
(b)	These amounts include certain long term resale agreements of $89 million at both December 31, 2013 and December 31, 2012, respectively, which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(c)	In accordance with the requirements of ASU 2011-11, represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(d)	Represents the repurchase agreement amount included in Federal funds purchased and repurchase agreements on our Consolidated Balance Sheet and the related accrued interest expense in the amount of less than $1 million at both December 31, 2013 and December 31, 2012, which is included in Other Liabilities on the Consolidated Balance Sheet.
(e)	These amounts include overnight repurchase agreements of $966 million and $997 million at December 31, 2013 and December 31, 2012, respectively, entered into with municipalities, pension plans, and certain trusts and insurance companies as well as certain long term repurchase agreements of $50 million at both December 31, 2013 and December 31, 2012, which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.

The PNC Financial Services Group, Inc. – Form 10-K 217

NOTE 25 PARENT COMPANY

Summarized financial information of the parent company is as follows:

Table 157: Parent Company – Income Statement

Year ended December 31– in millions	2013	2012	2011
Operating Revenue
Dividends from:
Bank subsidiaries and bank holding company	$3,105	$2,660	$2,513
Non-bank subsidiaries	205	91	131
Interest income			1
Noninterest income	28	22	24
Total operating revenue	3,338	2,773	2,669
Operating Expense
Interest expense	107	242	333
Other expense	93	359	275
Total operating expense	200	601	608
Income before income taxes and equity in undistributed net income of subsidiaries	3,138	2,172	2,061
Income tax benefits	(89)	(175)	(113)
Income before equity in undistributed net income of subsidiaries	3,227	2,347	2,174
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	869	424	699
Non-bank subsidiaries	124	242	183
Net income	$4,220	$3,013	$3,056
Other comprehensive income, net of tax:
Net pension and other postretirement benefit plan activity arising during the period	34	(40)	(13)
Other comprehensive income (loss)	34	(40)	(13)
Comprehensive income	$4,254	$2,973	$3,043

Table 158: Parent Company – Balance Sheet

December 31– in millions	2013	2012
Assets
Cash held at banking subsidiary	$1	$2
Restricted deposits with banking subsidiary	400	400
Interest-earning deposits	221	6
Investments in:
Bank subsidiaries and bank holding company	40,667	40,208
Non-bank subsidiaries	2,269	2,238
Other assets	1,201	1,186
Total assets	$44,759	$44,040
Liabilities
Subordinated debt (a)	$824	$1,275
Senior debt (a)	856	892
Bank affiliate borrowings	63	140
Non-bank affiliate borrowings		2,066
Accrued expenses and other liabilities	608	664
Total liabilities	2,351	5,037
Equity
Shareholders’ equity	42,408	39,003
Total liabilities and equity	$44,759	$44,040
(a)	At December 31, 2013, debt that contractually matures in 2014 through 2018 totaled zero, $400 million (senior debt), zero, zero and zero, respectively.

Debt issued by PNC Funding Corp, a wholly-owned finance subsidiary, is fully and unconditionally guaranteed by the parent company. In addition, in connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

Table 159: Parent Company – Interest Paid and Income Tax Refunds (Payments)

Year ended December 31– in millions	Interest Paid	Income Tax Refunds / (Payments)
2013	$117	$91
2012	255	453
2011	361	(130)

218 The PNC Financial Services Group, Inc. – Form 10-K

Table 160: Parent Company – Statement of Cash Flows

Year ended December 31– in millions	2013	2012	2011
Operating Activities
Net income	$4,220	$3,013	$3,056
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(993)	(666)	(882)
Other	152	566	(24)
Net cash provided (used) by operating activities	3,379	2,913	2,150
Investing Activities
Net capital returned from (contributed to) subsidiaries	87		50
Net change in Restricted deposits with banking subsidiary			(150)
Net cash paid for acquisition activity		(3,432)
Other	(274)	(50)	(35)
Net cash provided (used) by investing activities	(187)	(3,482)	(135)
Financing Activities
Borrowings from subsidiaries	3,624	8,374	4,660
Repayments on borrowings from subsidiaries	(5,767)	(6,943)	(4,962)
Other borrowed funds	(467)	(1,753)	(2,188)
Preferred stock – Other issuances	495	2,446	987
Preferred stock – Other redemptions	(150)	(500)
Common and treasury stock issuances	244	158	72
Acquisition of treasury stock	(24)	(216)	(73)
Preferred stock cash dividends paid	(237)	(177)	(56)
Common stock cash dividends paid	(911)	(820)	(604)
Net cash provided (used) by financing activities	(3,193)	569	(2,164)
Increase (decrease) in cash and due from banks	(1)	–	(149)
Cash held at banking subsidiary at beginning of year	2	2	151
Cash held at banking subsidiary at end of year	$1	$2	$2

NOTE 26 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

The PNC Financial Services Group, Inc. – Form 10-K 219

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

BUSINESS SEGMENT PRODUCTS AND SERVICES

Retail Banking provides deposit, lending, brokerage, investment management and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Alabama, Virginia, Missouri, Georgia, Wisconsin and South Carolina.

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications and mergers and acquisitions advisory and related services to middle-market companies. We also provide commercial loan servicing, and real estate advisory and technology solutions, for the commercial real estate finance industry. Products and services are generally provided within our primary geographic markets, with certain products and services offered nationally and internationally.

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions, and trust management and administration for individuals and their families. Institutional asset management provides investment management, custody administration and retirement administration services. Institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments, primarily located in our geographic footprint.

Residential Mortgage Banking directly originates first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint, and originates loans through majority owned affiliates. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and sold, servicing retained, to secondary mortgage conduits of FNMA, FHLMC, Federal Home Loan Banks and third-party investors, or are securitized and issued under the GNMA program. The mortgage servicing operation performs all functions related to servicing mortgage loans, primarily those in first lien position, for various investors and for loans owned by PNC. Certain loan applications are brokered by majority owned affiliates to others.

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. BlackRock provides diversified investment management services to institutional clients, intermediary investors and individual investors through various investment vehicles. Investment management services primarily consist of the management of equity, fixed income, multi-asset class, alternative investment and cash management products. BlackRock offers its investment products in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (ETFs), collective investment trusts and separate accounts. In addition, BlackRock provides market risk management, financial markets advisory and enterprise investment system services to a broad base of clients. Financial markets advisory services include valuation services relating to illiquid securities, dispositions and workout assignments (including long-term portfolio liquidation assignments), risk management and strategic planning and execution.

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At December 31, 2013, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $249 million during 2013, $225 million during 2012 and $212 million during 2011.

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit, and a small commercial loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

220 The PNC Financial Services Group, Inc. – Form 10-K

Table 161: Results Of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2013
Income Statement
Net interest income	$4,077	$3,680	$288	$194		$689	$219	$9,147
Noninterest income	2,021	1,702	752	906	$621	53	810	6,865
Total revenue	6,098	5,382	1,040	1,100	621	742	1,029	16,012
Provision for credit losses (benefit)	657	(25)	10	21		(21)	1	643
Depreciation and amortization	186	128	42	11			348	715
Other noninterest expense	4,390	1,871	732	834		163	1,096	9,086
Income (loss) before income taxes and noncontrolling interests	865	3,408	256	234	621	600	(416)	5,568
Income taxes (benefit)	315	1,144	94	86	152	221	(671)	1,341
Net income	$550	$2,264	$162	$148	$469	$379	$255	$4,227
Inter-segment revenue	$3	$28	$12	$8	$17	$(10)	$(58)
Average Assets (a)	$74,971	$112,970	$7,366	$9,896	$6,272	$9,987	$84,304	$305,766
2012
Income Statement
Net interest income	$4,314	$3,991	$297	$209		$830	$(1)	$9,640
Noninterest income	2,012	1,598	676	317	$512	13	744	5,872
Total revenue	6,326	5,589	973	526	512	843	743	15,512
Provision for credit losses (benefit)	800	–	11	(5)		181	–	987
Depreciation and amortization	194	141	41	11			320	707
Other noninterest expense	4,392	1,887	691	981		287	1,637	9,875
Income (loss) before income taxes and noncontrolling interests	940	3,561	230	(461)	512	375	(1,214)	3,943
Income taxes (benefit)	344	1,233	85	(153)	117	138	(822)	942
Net income (loss)	$596	$2,328	$145	$(308)	$395	$237	$(392)	$3,001
Inter-segment revenue	$1	$33	$12	$7	$15	$(10)	$(58)
Average Assets (a)	$72,573	$102,962	$6,735	$11,529	$5,857	$12,050	$83,319	$295,025
2011
Income Statement
Net interest income	$3,804	$3,465	$280	$201		$913	$37	$8,700
Noninterest income	1,773	1,237	649	751	$464	47	705	5,626
Total revenue	5,577	4,702	929	952	464	960	742	14,326
Provision for credit losses (benefit)	891	(124)	(24)	5		366	38	1,152
Depreciation and amortization	186	144	41	10			278	659
Other noninterest expense	3,917	1,688	646	787		275	1,133	8,446
Income (loss) before income taxes and noncontrolling interests	583	2,994	266	150	464	319	(707)	4,069
Income taxes (benefit)	212	1,054	98	61	103	119	(649)	998
Net income (loss)	$371	$1,940	$168	$89	$361	$200	$(58)	$3,071
Inter-segment revenue	$1	$20	$13	$7	$16	$(10)	$(47)
Average Assets (a)	$66,448	$81,043	$6,719	$11,270	$5,516	$13,119	$81,220	$265,335
(a)	Period-end balances for BlackRock.

The PNC Financial Services Group, Inc. – Form 10-K 221

NOTE 27 SUBSEQUENT EVENTS

On January 16, 2014, PNC Bank, N.A. established a new bank note program under which it may from time to time offer up to $25 billion aggregate principal amount at any one time outstanding of its unsecured senior and subordinated notes due more than nine months from their date of issue (in the case of senior notes) and due five years or more from their date of issue (in the case of subordinated notes). The $25 billion of notes authorized to be issued and outstanding at any one time includes notes issued by PNC Bank, N.A. prior to January 16, 2014 and those notes PNC Bank, N.A. has acquired through the acquisition of other banks, in each case for so long as such notes remain outstanding. The terms of the new program do not affect any of the bank notes issued prior to January 16, 2014. Under this program, on January 28, 2014, PNC Bank, N.A. issued:

•

$750 million of senior notes with a maturity date of January 28, 2019. Interest is payable semi-annually, at a fixed rate of 2.200% on January 28 and July 28 of each year, beginning on July 28, 2014, and

•	$1.0 billion of senior notes with a maturity date of January 27, 2017. Interest is payable semi-annually, at a fixed rate of 1.125% on January 27 and July 27 of each year, beginning on July 27, 2014.

During January 2014, we sold 1 million Visa Class B common shares and entered into a swap agreement with the purchaser of the shares, resulting in an after-tax gain of $40 million.

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

Selected Quarterly Financial Data (a)

Dollars in millions, except per share data	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary Of Operations
Interest income	$2,479	$2,448	$2,469	$2,611	$2,671	$2,670	$2,796	$2,597
Interest expense	213	214	211	222	247	271	270	306
Net interest income	2,266	2,234	2,258	2,389	2,424	2,399	2,526	2,291
Noninterest income (b)	1,807	1,686	1,806	1,566	1,645	1,689	1,097	1,441
Total revenue	4,073	3,920	4,064	3,955	4,069	4,088	3,623	3,732
Provision for credit losses	113	137	157	236	318	228	256	185
Noninterest expense	2,547	2,424	2,435	2,395	2,829	2,650	2,648	2,455
Income before income taxes and noncontrolling interests	1,413	1,359	1,472	1,324	922	1,210	719	1,092
Income taxes	352	320	349	320	203	285	173	281
Net income	1,061	1,039	1,123	1,004	719	925	546	811
Less: Net income (loss) attributable to noncontrolling interests	13	2	1	(9)	1	(14)	(5)	6
Preferred stock dividends and discount accretion and redemptions	50	71	53	75	54	63	25	39
Net income attributable to common shareholders	$998	$966	$1,069	$938	$664	$876	$526	$766
Per Common Share Data
Book value	$72.21	$69.92	$68.46	$68.23	$67.05	$66.41	$64.00	$63.26
Basic earnings from net income (c)	1.87	1.82	2.02	1.78	1.26	1.66	1.00	1.45
Diluted earnings from net income (c)	1.85	1.79	1.99	1.76	1.24	1.64	.98	1.44
(a)	Reflects the impact of the acquisition of RBC Bank (USA) beginning on March 2, 2012.
(b)	Noninterest income included private equity gains/(losses) and net gains on sales of securities in each quarter as follows:

	2013				2012
in millions	Fourth	Third	Second	First	Fourth	Third	Second	First
Private equity gains/(losses)	$99	$43	$33	$27	$43	$25	$47	$50
Net gains on sales of securities	3	21	61	14	45	40	62	57
(c)	The sum of the quarterly amounts for 2013 and 2012 does not equal the respective year’s amount because the quarterly calculations are based on a changing number of average shares.

222 The PNC Financial Services Group, Inc. – Form 10-K

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

	2013			2012			2011
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$23,869	$624	2.61%	$26,522	$815	3.07%	$25,892	$894	3.45%
Non-agency	5,828	317	5.44	6,506	350	5.38	7,413	394	5.31
Commercial mortgage-backed	4,105	160	3.90	3,682	156	4.24	3,461	158	4.57
Asset-backed	5,857	110	1.88	5,227	106	2.03	3,402	84	2.47
U.S. Treasury and government agencies	2,326	37	1.59	2,733	55	2.01	4,308	114	2.65
State and municipal	2,250	97	4.31	1,920	91	4.74	2,002	91	4.55
Other debt	2,632	64	2.43	3,019	82	2.72	3,350	87	2.60
Corporate stocks and other	342			350			428
Total securities available for sale	47,209	1,409	2.98	49,959	1,655	3.31	50,256	1,822	3.63
Securities held to maturity
Residential mortgage-backed	4,374	153	3.50	4,423	156	3.53	2,424	83	3.42
Commercial mortgage-backed	3,422	151	4.41	4,288	195	4.55	4,444	220	4.95
Asset-backed	983	16	1.63	892	17	1.91	1,985	43	2.17
U.S. Treasury and government agencies	235	9	3.83	226	9	3.98	87	3	3.45
State and municipal	749	42	5.61	670	28	4.18	271	12	4.43
Other	347	11	3.17	358	10	2.79	221	7	3.17
Total securities held to maturity	10,110	382	3.78	10,857	415	3.82	9,432	368	3.90
Total investment securities	57,319	1,791	3.12	60,816	2,070	3.40	59,688	2,190	3.67
Loans
Commercial	86,047	3,243	3.77	76,654	3,447	4.50	59,437	2,924	4.92
Commercial real estate	19,469	937	4.81	18,115	1,005	5.55	16,767	879	5.24
Equipment lease financing	7,329	292	3.98	6,674	307	4.60	6,219	309	4.97
Consumer	62,125	2,744	4.42	59,752	2,801	4.69	54,669	2,673	4.89
Residential real estate	15,003	773	5.15	15,423	832	5.39	14,924	883	5.92
Total loans	189,973	7,989	4.21	176,618	8,392	4.75	152,016	7,668	5.04
Loans held for sale	2,909	157	5.40	2,977	168	5.64	2,768	193	6.97
Federal funds sold and resale agreements	960	8	.83	1,594	22	1.38	2,297	33	1.44
Other	9,484	230	2.43	6,549	226	3.45	7,571	214	2.83
Total interest-earning assets/interest income	260,645	10,175	3.90	248,554	10,878	4.38	224,340	10,298	4.59
Noninterest-earning assets:
Allowance for loan and lease losses	(3,796)			(4,157)			(4,656)
Cash and due from banks	3,953			3,877			3,565
Other	44,964			46,751			42,086
Total assets	$305,766			$295,025			$265,335
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$70,567	$128	.18%	$65,933	$138	.21%	$58,765	$184	.31%
Demand	40,144	18	.04	34,342	14	.04	27,563	23	.08
Savings	10,954	10	.09	9,863	9	.09	8,185	15	.18
Retail certificates of deposit	22,274	180	.81	26,609	210	.79	34,009	428	1.26
Time deposits in foreign offices and other time	2,061	8	.39	3,195	15	.47	2,815	18	.64
Total interest-bearing deposits	146,000	344	.24	139,942	386	.28	131,337	668	.51
Borrowed funds
Federal funds purchased and repurchase agreements	3,884	6	.15	4,542	10	.22	4,469	7	.16
Federal Home Loan Bank borrowings	8,617	45	.52	9,678	72	.74	5,305	53	1.00
Bank notes and senior debt	11,221	191	1.70	10,275	236	2.30	11,202	252	2.25
Subordinated debt	7,373	205	2.78	7,019	320	4.56	8,942	456	5.10
Commercial paper	6,902	16	.23	8,383	23	.27	3,234	9	.28
Other	2,025	53	2.62	1,947	47	2.41	2,574	49	1.90
Total borrowed funds	40,022	516	1.29	41,844	708	1.69	35,726	826	2.31
Total interest-bearing liabilities/interest expense	186,022	860	.46	181,786	1,094	.60	167,063	1,494	.89
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	66,168			61,610			51,707
Allowance for unfunded loan commitments and letters of credit	241			237			203
Accrued expenses and other liabilities	10,961			11,350			11,040
Equity	42,374			40,042			35,322
Total liabilities and equity	$305,766			$295,025			$265,335
Interest rate spread			3.44			3.78			3.70
Impact of noninterest-bearing sources			.13			.16			.22
Net interest income/margin		$9,315	3.57%		$9,784	3.94%		$8,804	3.92%

The PNC Financial Services Group, Inc. – Form 10-K 223

Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities. The interest-earning deposits with the Federal Reserve Bank of Cleveland are included in the “Other” interest-earning assets category.

Loan fees for the years ended December 31, 2013, 2012 and 2011 were $230 million, $217 million and $175 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2013, 2012 and 2011 were $168 million, $144 million and $104 million, respectively.

224 The PNC Financial Services Group, Inc. – Form 10-K

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2013/2012			2012/2011
	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
Taxable-equivalent basis – in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$(76)	$(115)	$(191)	$21	$(100)	$(79)
Non-agency	(37)	4	(33)	(49)	5	(44)
Commercial mortgage-backed	17	(13)	4	10	(12)	(2)
Asset-backed	12	(8)	4	39	(17)	22
U.S. Treasury and government agencies	(8)	(10)	(18)	(35)	(24)	(59)
State and municipal	15	(9)	6	(4)	4
Other debt	(10)	(8)	(18)	(9)	4	(5)
Total securities available for sale	(87)	(159)	(246)	(11)	(156)	(167)
Securities held to maturity
Residential mortgage-backed	(2)	(1)	(3)	70	3	73
Commercial mortgage-backed	(38)	(6)	(44)	(8)	(17)	(25)
Asset-backed	2	(3)	(1)	(22)	(4)	(26)
U.S. Treasury and government agencies				6		6
State and municipal	3	11	14	17	(1)	16
Other		1	1	4	(1)	3
Total securities held to maturity	(29)	(4)	(33)	55	(8)	47
Total investment securities	(115)	(164)	(279)	41	(161)	(120)
Loans
Commercial	394	(598)	(204)	790	(267)	523
Commercial real estate	72	(140)	(68)	73	53	126
Equipment lease financing	28	(43)	(15)	22	(24)	(2)
Consumer	108	(165)	(57)	241	(113)	128
Residential real estate	(23)	(36)	(59)	29	(80)	(51)
Total loans	601	(1,004)	(403)	1,185	(461)	724
Loans held for sale	(4)	(7)	(11)	14	(39)	(25)
Federal funds sold and resale agreements	(7)	(7)	(14)	(10)	(1)	(11)
Other	83	(79)	4	(31)	43	12
Total interest-earning assets	$518	$(1,221)	$(703)	$1,069	$(489)	$580
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$10	$(20)	$(10)	$20	$(66)	$(46)
Demand	4		4	4	(13)	(9)
Savings	1		1	2	(8)	(6)
Retail certificates of deposit	(35)	5	(30)	(80)	(138)	(218)
Time deposits in foreign offices and other time	(4)	(3)	(7)	2	(5)	(3)
Total interest-bearing deposits	16	(58)	(42)	41	(323)	(282)
Borrowed funds
Federal funds purchased and repurchase agreements	(1)	(3)	(4)		3	3
Federal Home Loan Bank borrowings	(7)	(20)	(27)	36	(17)	19
Bank notes and senior debt	21	(66)	(45)	(22)	6	(16)
Subordinated debt	15	(130)	(115)	(91)	(45)	(136)
Commercial paper	(4)	(3)	(7)	14		14
Other	2	4	6	(13)	11	(2)
Total borrowed funds	(30)	(162)	(192)	127	(245)	(118)
Total interest-bearing liabilities	25	(259)	(234)	121	(521)	(400)
Change in net interest income	$461	$(930)	$(469)	$953	$27	$980

Changes attributable to rate/volume are prorated into rate and volume components.

Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2013, 2012 and 2011 were $168 million, $144 million and $104 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-K 225

TANGIBLE BOOK VALUE PER COMMON SHARE RATIO (NON-GAAP)

December 31 – dollars in millions, except per share data	2013	2012	2011	2010	2009
Book value per common share	$72.21	$67.05	$61.52	$56.29	$47.68
Tangible book value per common share
Common shareholders’ equity	$38,467	$35,413	$32,417	$29,596	$22,011
Goodwill and Other Intangible Assets (a)	(9,654)	(9,798)	(9,027)	(9,052)	(10,650)
Deferred tax liabilities on Goodwill and Other
Intangible Assets (a)	333	354	431	461	738
Tangible common shareholders’ equity	$29,146	$25,969	$23,821	$21,005	$12,099
Period-end common shares outstanding (in millions)	533	528	527	526	462
Tangible book value per common share (Non-GAAP) (b)	$54.68	$49.18	$45.20	$39.93	$26.19
(a)	Excludes the impact from mortgage servicing rights of $1.6 billion, $1.1 billion, $1.1 billion, $1.7 billion and $2.3 billion at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(b)	We believe this non-GAAP financial measure serves as a useful tool to help evaluate the strength and discipline of a company’s capital management strategies and as an additional conservative measure of total company value.

LOANS SUMMARY

December 31 – in millions	2013 (a)	2012 (a)	2011	2010	2009
Commercial lending
Commercial	$88,378	$83,040	$65,694	$55,177	$54,818
Commercial real estate	21,191	18,655	16,204	17,934	23,131
Equipment lease financing	7,576	7,247	6,416	6,393	6,202
Total commercial lending	117,145	108,942	88,314	79,504	84,151
Consumer lending
Home equity	36,447	35,920	33,089	34,226	35,947
Residential real estate	15,065	15,240	14,469	15,999	19,810
Credit card	4,425	4,303	3,976	3,920	2,569
Other consumer	22,531	21,451	19,166	16,946	15,066
Total consumer lending	78,468	76,914	70,700	71,091	73,392
Total loans	$195,613	$185,856	$159,014	$150,595	$157,543
(a)	Includes the impact of the RBC Bank (USA) acquisition, which we acquired on March 2, 2012.

226 The PNC Financial Services Group, Inc. – Form 10-K

NONPERFORMING ASSETS AND RELATED INFORMATION

December 31 – dollars in millions	2013	2012	2011	2010	2009
Nonperforming loans
Commercial	$457	$590	$899	$1,253	$1,806
Commercial real estate	518	807	1,345	1,835	2,140
Equipment lease financing	5	13	22	77	130
Total commercial lending	980	1,410	2,266	3,165	4,076
Consumer lending (a)
Home equity (b) (c)	1,139	951	529	448	356
Residential real estate (b)	904	845	726	818	1,203
Credit card (d)	4	5	8
Other consumer (b)	61	43	31	35	36
Total consumer lending (e)	2,108	1,844	1,294	1,301	1,595
Total nonperforming loans (f)	3,088	3,254	3,560	4,466	5,671
OREO and foreclosed assets
Other real estate owned (OREO) (g)	360	507	561	589	484
Foreclosed and other assets	9	33	35	68	49
Total OREO and foreclosed assets	369	540	596	657	533
Total nonperforming assets	$3,457	$3,794	$4,156	$5,123	$6,204
Nonperforming loans to total loans	1.58%	1.75%	2.24%	2.97%	3.60%
Nonperforming assets to total loans, OREO and foreclosed assets	1.76	2.04	2.60	3.39	3.92
Nonperforming assets to total assets	1.08	1.24	1.53	1.94	2.30
Interest on nonperforming loans
Computed on original terms	$163	$212	$278	$329	$302
Recognized prior to nonperforming status	30	30	47	53	90
Past due loans
Accruing loans past due 90 days or more (h)	$1,491	$2,351	$2,973	$2,709	$2,698
As a percentage of total loans	.76%	1.26%	1.87%	1.80%	1.71%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more (i)	$4	$38	$49	$65	$72
As a percentage of total loans held for sale	.18%	1.03%	1.67%	1.86%	2.84%
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, nonperforming home equity loans increased $214 million, nonperforming residential mortgage loans increased $187 million and nonperforming other consumer loans increased $25 million. Charge-offs were taken on these loans where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $134 million.
(c)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(d)	Effective in the second quarter 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans being placed on nonaccrual status when they become 90 days or more past due. We continue to charge off these loans at 180 days past due.
(e)	Pursuant to regulatory guidance, issued in the third quarter of 2012, nonperforming consumer loans, primarily home equity and residential mortgage, increased $288 million in 2012 related to changes in treatment of certain loans classified as TDRs, net of charge-offs, resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability. Charge-offs have been taken where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $128.1 million.
(f)	Includes TDRs of $1,511 million at December 31, 2013, $1,589 million at December 31, 2012, $1,141 million at December 31, 2011, $784 million at December 31, 2010 and $440 million at December 31, 2009, respectively. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(g)	OREO excludes $245 million, $380 million, $280 million, $178 million and $112 million at December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010 and December 31, 2009, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).
(h)	Amounts include certain government insured or guaranteed consumer loans totaling $995 million, $2,236 million, $2,474 million, $2,167 million and $1,814 million at December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010 and December 31, 2009, respectively. Past due loan amounts exclude purchased impaired loans as they are considered current loans due to the accretion of interest income.
(i)	Amounts include certain government insured or guaranteed consumer loans held for sale totaling $4 million, zero, $15 million, $22 million and $27 million at December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

The PNC Financial Services Group, Inc. – Form 10-K 227

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 – dollars in millions	2013	2012	2011	2010	2009
Allowance for loan and lease losses – January 1	$4,036	$4,347	$4,887	$5,072	$3,917
Charge-offs
Commercial	(395)	(474)	(700)	(1,227)	(1,276)
Commercial real estate	(203)	(314)	(464)	(670)	(510)
Equipment lease financing	(8)	(16)	(35)	(120)	(149)
Consumer (a)	(849)	(956)	(912)	(1,069)	(961)
Residential real estate	(133)	(110)	(153)	(406)	(259)
Total charge-offs	(1,588)	(1,870)	(2,264)	(3,492)	(3,155)
Recoveries
Commercial	248	300	332	294	181
Commercial real estate	93	115	105	77	38
Equipment lease financing	16	30	50	56	27
Consumer (a)	150	137	127	110	105
Residential real estate	4	(1)	11	19	93
Total recoveries	511	581	625	556	444
Net charge-offs	(1,077)	(1,289)	(1,639)	(2,936)	(2,711)
Provision for credit losses	643	987	1,152	2,502	3,930
Net change in allowance for unfunded loan commitments and letters of credit	8	(10)	(52)	108	48
Acquired allowance – National City	(112)
Adoption of ASU 2009-17, Consolidations	141
Other	(1)	1	(1)
Allowance for loan and lease losses – December 31	$3,609	$4,036	$4,347	$4,887	$5,072
Allowance as a percent of December 31:
Loans	1.84%	2.17%	2.73%	3.25%	3.22%
Nonperforming loans	117	124	122	109	89
As a percent of average loans
Net charge-offs	.57	.73	1.08	1.91	1.64
Provision for credit losses	.34	.56	.76	1.63	2.37
Allowance for loan and lease losses	1.90	2.28	2.86	3.18	3.06
Allowance as a multiple of net charge-offs	3.35	x	3.13	x	2.65	x	1.66	x	1.87	x
(a)	Includes home equity, credit card and other consumer.

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2013		2012		2011		2010		2009
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$1,100	45.2%	$1,131	44.7%	$1,180	41.3%	$1,387	36.7%	$1,869	34.8%
Commercial real estate	400	10.8	589	10.0	753	10.2	1,086	11.9	1,305	14.7
Equipment lease financing	47	3.9	54	3.9	62	4.0	94	4.2	171	3.9
Consumer (a)	1,420	32.4	1,415	33.2	1,458	35.4	1,227	36.6	957	34.0
Residential real estate	642	7.7	847	8.2	894	9.1	1,093	10.6	770	12.6
Total	$3,609	100.0%	$4,036	100.0%	$4,347	100.0%	$4,887	100.0%	$5,072	100.0%
(a)	Includes home equity, credit card and other consumer.

228 The PNC Financial Services Group, Inc. – Form 10-K

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2013 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$23,368	$53,434	$11,576	$88,378
Commercial real estate – Real estate projects	5,754	10,952	4,485	21,191
Total	$29,122	$64,386	$16,061	$109,569
Loans with:
Predetermined rate	$2,978	$9,507	$8,695	$21,180
Floating or adjustable rate	26,144	54,879	7,366	88,389
Total	$29,122	$64,386	$16,061	$109,569

At December 31, 2013, we had no pay-fixed interest rate swaps designated to commercial loans as part of fair value hedge strategies. At December 31, 2013, $14.7 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (1 month and 3 month LIBOR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

TIME DEPOSITS OF $100,000 OR MORE

Time deposits in foreign offices totaled $2.5 billion at December 31, 2013, substantially all of which were in denominations of $100,000 or more.

The following table sets forth maturities of domestic time deposits of $100,000 or more:

December 31, 2013 – in millions	Domestic Certificates of Deposit
Three months or less	$1,529
Over three through six months	876
Over six through twelve months	1,660
Over twelve months	2,410
Total	$6,475

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared
2013 Quarter
First	$66.93	$58.96	$66.50	$.40
Second	74.19	63.69	72.92	.44
Third	77.93	71.48	72.45	.44
Fourth	78.36	70.63	77.58	.44
Total				$1.72
2012 Quarter
First	$64.79	$56.88	$64.49	$.35
Second	67.89	55.60	61.11	.40
Third	67.04	56.76	63.10	.40
Fourth	65.73	53.36	58.31	.40
Total				$1.55

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

We performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The PNC Financial Services Group, Inc. – Form 10-K 229

Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2013.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2013 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2013. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Report.

DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2013, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2013, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts), required by this item is included under the captions “Election of Directors (Item 1),” and “Corporate Governance – Board committees – Audit Committee,” and “Director and Executive Officer Relationships – Family relationships” in our Proxy Statement to be filed for the 2014 annual meeting of shareholders and is incorporated herein by reference.

Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Director and Executive Officer Relationships –Section 16(a) beneficial ownership reporting compliance” in our Proxy Statement to be filed for the 2014 annual meeting of shareholders and is incorporated herein by reference.

Additional information regarding our executive officers and our directors is included in Part I of this Report under the captions “Executive Officers of the Registrant” and “Directors of the Registrant.”

Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the caption “Corporate Governance – Our code of ethics” in our Proxy Statement to be filed for the 2014 annual meeting of shareholders and is incorporated herein by reference. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Corporate Governance – Board committees –Personnel and Compensation Committee – Compensation committee interlocks and insider participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” “Compensation Tables,” and “Change in Control and Termination of Employment” in our Proxy Statement to be filed for the 2014 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e)(5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Directors and Executive Officers” in our Proxy Statement to be filed for the 2014 annual meeting of shareholders and is incorporated herein by reference.

230 The PNC Financial Services Group, Inc. – Form 10-K

Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2013 is included in the table which follows. Also included in the notes to the table is information regarding awards or portions of awards under our 2006 Incentive Award Plan that, by their terms, are payable only in cash. Additional information regarding these plans is included in Note 16 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information

At December 31, 2013

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Long-Term Incentive Award Plan (Note 1)			1,945,317
Stock Options	1,752,183	$62.86
2006 Incentive Award Plan (Note 2 and Note 3)
Stock Options	8,571,349	$56.41	22,589,842
Incentive Performance Unit Awards (Note 4)	604,619	N/A
Stock-Payable Restricted Stock Units (Note 5)	2,429,256	N/A
1996 Executive Incentive Award Plan
Incentive Awards		N/A	(Note 6)
Employee Stock Purchase Plan (Note 7)			1,177,560
Total approved by security holders	13,357,407		25,712,719
Equity compensation plans not approved by security holders (Note 8)
Former National City Corporation Equity-Based Compensation Plans, including stock options	1,818,244	$662.28
Former Sterling Financial Corporation Stock Option Plan	30,392	$76.99
Total not approved by security holders	1,848,636
Total	15,206,043		25,712,719

N/A – not applicable

Note 1 – After shareholder approval of the 2006 Incentive Award Plan at the 2006 annual meeting of PNC’s shareholders on April 25, 2006 (see Note 2 below), no further grants were permitted under the 1997 Long-Term Incentive Award Plan, other than for the exercise of options still subject to a reload feature. As of December 31, 2013, the number of remaining shares reserved under this plan for that purpose was 1,945,317.

Note 2 – The 2006 Incentive Award Plan was adopted by the Board on February 15, 2006 and approved by the PNC shareholders at the 2006 annual meeting on April 25, 2006. The plan initially authorized up to 40,000,000 shares of common stock for issuance under the plan, subject to adjustment in certain circumstances. If and to the extent that stock options and stock appreciation rights (“SARs”) granted under the plan, or granted under the prior plan and outstanding on the approval date of the plan, terminate, expire or are cancelled, forfeited, exchanged or surrendered after the effective date of the plan without being exercised or if any share awards, share units, dividend equivalents or other share-based awards are forfeited or terminated, or otherwise not paid in full, after the effective date of the plan, the shares subject to such grants become available again for purposes of the plan. Shares available for issuance under this plan are also reduced by the number of any shares used in payment of bonuses under the 1996 Executive Incentive Award Plan. During 2013, PNC paid a portion of annual bonuses under the 1996 Executive Incentive Award Plan for the 2012 performance year in the form of 53,270 shares of restricted stock. These shares were issued under the 1996 Executive Incentive Award Plan. PNC has, however, reduced the number of shares available for issuance under the 2006 Incentive Award Plan (as reflected in the number under column (c) for that plan) by this number.

The plan was most recently amended and restated incorporating amendments adopted by the Board and approved by PNC’s shareholders at the 2011 annual meeting of shareholders, effective as of March 11, 2011. These amendments incorporate, among other things, an increase to the overall limit on the number of shares that may be awarded under the plan to 46,000,000, and a new requirement that each award of a share (other than pursuant to a stock option or

The PNC Financial Services Group, Inc. – Form 10-K 231

SAR) granted under the plan after that effective date will reduce the aggregate plan limit by 2.5 shares, while each award of a share pursuant to a stock option or SAR will reduce the aggregate plan limit by one share.

Note 3 – Under the 2006 Incentive Award Plan, awards or portions of awards that, by their terms, are payable only in cash do not reduce the number of shares that remain available for issuance under the plan (the number in column (c)). During 2013, a total of 505,343 cash-payable share units plus cash-payable dividend equivalents with respect to 391,520 of those share units were granted under the plan. This number includes an incremental change in the cash-payable portion of the 2011 and 2012 incentive performance unit award grants described in Note 4 below (net of forfeitures), a separate 2013 incentive performance unit award grant payable solely in cash, 2013 grants of share units (all of which include rights to cash dividend equivalents) payable solely in cash and fractional units payable solely in cash. Payments are subject to the conditions of the individual grants, including, where applicable, the achievement of any performance goals or service requirement established for such grants. The comparable amount for 2012 was 543,959 cash-payable share units plus cash-payable dividend equivalents with respect to 418,665 cash-payable restricted share units, and the comparable amount for 2011 was 560,544 cash-payable share units plus cash-payable dividend equivalents with respect to 505,866 cash-payable restricted share units.

Note 4 – These incentive performance unit awards provide for the issuance of shares of common stock (up to a target number of shares) based on the degree to which corporate performance goals established by the Personnel and Compensation Committee have been achieved, subject to potential negative adjustment based on certain risk-related performance metrics, and, if a premium level of such performance is achieved, for further payment in cash. The numbers in column (a) of this table for these awards reflect the maximum number of shares that could be issued pursuant to grants outstanding at December 31, 2013 upon achievement of the performance goals and other conditions of the grants. At the premium level of performance, a further maximum payout of cash equivalents for the same number of share units, plus the incremental change described in Note 3, could also be payable subject to the other conditions of the grants. Grants under the 2006 Incentive Award Plan were made in the first quarter of 2011, 2012 and 2013.

Note 5 – These stock-payable restricted stock units include 2011, 2012 and 2013 grants of performance-based restricted share units (with the units payable solely in stock and related dividend equivalents payable solely in cash) that have a service condition, an external and an internal risk-related performance condition and a market condition and also include grants of other stock-payable restricted share units, some of which are time-based, others which are performance-based and some of which also include related dividend equivalents payable solely in cash. The number in column (a) includes the maximum number of shares that could be issued pursuant to grants of this type of award outstanding at December 31, 2013 upon achievement of the performance and market conditions, where applicable, and other conditions of the grants. Cash-payable dividend equivalents were granted with respect to most of these stock-payable restricted stock units. Where stock-payable restricted share units include a fractional share interest, such fractional share interest is payable only in cash share equivalents. During 2013, a total of 33 cash share equivalents were paid in the aggregate for fractional share interests, including any for award grants described in Note 4.

Note 6 – The 1996 Executive Incentive Award Plan is a shareholder-approved plan that enables PNC to pay annual bonuses to its senior executive officers based upon the achievement of specified levels of performance. The plan as amended and restated as of January 1, 2007 was adopted by the Board on February 14, 2007 and approved by the PNC shareholders at the 2007 annual meeting on April 24, 2007. The plan does not specify a fixed share amount for awards under the plan. Rather, it provides for maximum bonus awards for a given period (generally a year) for each individual plan participant of 0.2% of incentive income for that period. Incentive income is based on PNC’s consolidated pre-tax net income as further adjusted for the impact of changes in tax law, extraordinary items, discontinued operations, acquisition and merger integration costs, and for the impact of PNC’s obligation to fund a portion of certain BlackRock long-term incentive programs. Although the size of awards under the plan is dollar-denominated, payment may be made in cash, in shares of PNC common stock, or in a combination of cash and stock.

During 2013, PNC paid a portion of annual bonuses under the plan for the 2012 performance year in the form of 53,270 shares of restricted stock. These shares were issued under the 1996 Executive Incentive Award Plan. PNC has, however, reduced the number of shares available for issuance under the 2006 Incentive Award Plan (as reflected in the number under column (c) for that plan) by this number.

Note 7 – The purchase price for shares of PNC common stock sold under the plan represents 95% of the fair market value on the last day of each six-month offering period.

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

232 The PNC Financial Services Group, Inc. – Form 10-K

Additional information is included in Note 16 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report and in Note 16 Stock-Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2008 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Director and Executive Officer Relationships –Director independence, – Transactions with directors, –Indemnification and advancement of costs, and – Related person transactions policies and procedures” in our Proxy Statement to be filed for the 2014 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Independent Registered Public Accounting Firm (Item 2) – Audit and non-audit fees” in our Proxy Statement to be filed for the 2014 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 are filed with this Report as Exhibit 99.1 and incorporated herein by reference.

Exhibits

Our exhibits listed on the Exhibit Index on pages E-1 through E-8 of this Form 10-K are filed with this Report or are incorporated herein by reference.

The PNC Financial Services Group, Inc. – Form 10-K 233

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PNC Financial Services Group, Inc.

(Registrant)

By:	/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 28, 2014.

Signature	Capacities

/s/ William S. Demchak William S. Demchak	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Robert Q. Reilly Robert Q. Reilly	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gregory H. Kozich Gregory H. Kozich	Senior Vice President and Controller (Principal Accounting Officer)

* Richard O. Berndt; Charles E. Bunch; Paul W. Chellgren; Andrew T. Feldstein; Kay Coles James; Richard B. Kelson; Bruce C. Lindsay; Anthony A. Massaro; Jane G. Pepper; James E. Rohr; Donald J. Shepard; Lorene K. Steffes; Dennis F. Strigl; Thomas J. Usher; George H. Walls, Jr.; and Helge H. Wehmeier	Directors

*By:	/s/ Christi Davis
Christi Davis, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

234 The PNC Financial Services Group, Inc. – Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

2.1

Stock Purchase Agreement, dated as of June 19, 2011, among the Corporation, RBC USA Holdco Corporation and Royal Bank of Canada (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed June 20, 2011

3.1.1	Articles of Incorporation of the Corporation, as amended effective as of January 2, 2009	Incorporated herein by reference to Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K)

3.1.2	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

3.1.3	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

3.1.4	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

3.1.5	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R dated May 2, 2013	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

3.2	By-Laws of the Corporation, as amended and restated, effective as of August 15, 2013	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K filed August 15, 2013

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

4.2	Terms of $1.80 Cumulative Convertible Preferred Stock, Series B	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.3	Terms of 7.00% Non-Cumulative Preferred Stock, Series H	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.4	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.5	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.6	Terms of Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series K	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.7	Terms of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series L	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.8	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

PNC Financial Services Group, Inc. – Form 10-K    E-1

4.9	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

4.10	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

4.11	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R dated May 2, 2013	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

4.12	Warrants for Purchase of Shares of PNC Common Stock	Incorporated herein by reference to Exhibit 4.2 (included as part of Exhibit 4.1) of the Corporation’s Form 8-A filed April 30, 2010

4.13	Deposit Agreement dated May 21, 2008, between the Corporation, PNC Bank, National Association, and the holders from time to time of the Depositary Receipts described therein	Incorporated herein by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K filed May 27, 2008

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

4.17

Deposit Agreement, dated April 24, 2012, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series P preferred stock

Incorporated herein \by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

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

Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

4.20	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note issued prior to January 16, 2014 with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.9 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (3rd Quarter 2004 Form 10-Q)

4.21	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note issued prior to January 16, 2014 with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.10 of the Corporation’s 3rd Quarter 2004 Form 10-Q

E-2    PNC Financial Services Group, Inc. – Form 10-K

4.22	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note issued prior to January 16, 2014 with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.23	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note issued prior to January 16, 2014 with Maturity of more than Nine Months from Date of Issuance	Incorporated herein by reference to Exhibit 4.12 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.24

Form of PNC Bank, National Association Global Bank Note for Extendible Floating Rate Global Senior Bank Note issued prior to January 16, 2014 with Maturity of more than Nine Months from Date of Issuance

Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed June 21, 2012

4.25

Issuing and Paying Agency Agreement, dated January 16, 2014, between PNC Bank, National Association and PNC Bank, National Association, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

Filed herewith

4.26

Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note issued after January 16, 2014 with Maturity of more than Nine Months from Date of Issuance (included in Exhibit 4.25)

Incorporated herein by reference to Exhibit 4.25 hereof

4.27

Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note issued after January 16, 2014 with Maturity of more than Nine Months from Date of Issuance (included in Exhibit 4.25)

Incorporated herein by reference to Exhibit 4.25 hereof

4.28	Form of PNC Bank, National Association Global Bank Note for Extendible Floating Rate Global Senior Bank Note issued after January 16, 2014 with Maturity of more than Nine Months from Date of Issuance	Filed herewith

4.29

Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note issued after January 16, 2014 with Maturity of five years or more from Date of Issuance (included in Exhibit 4.25)

Incorporated herein by reference to Exhibit 4.25 hereof

4.30

Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note issued after January 16, 2014 with Maturity of five years or more from Date of Issuance (included in Exhibit 4.25)

Incorporated herein by reference to Exhibit 4.25 hereof

4.31	Exchange Agreement, dated as of March 29, 2007, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust II	Incorporated herein by reference to Exhibit 4.16 of the Corporation’s Current Report on Form 8-K filed March 30, 2007

4.32	Exchange Agreement, dated as of February 19, 2008, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust III	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed February 19, 2008

10.1.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 to the Corporation’s 2008 Form 10-K*

10.1.2	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K)*

10.1.3	Amendment 2013-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated as of January 1, 2009	Filed herewith*

PNC Financial Services Group, Inc. – Form 10-K    E-3

10.2.1	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.4 to the Corporation’s 2008 Form 10-K*

10.2.2	Amendment 2009-1 to the Corporation’s ERISA Excess Plan as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2009 Form 10-K*

10.2.3	Amendment 2011-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.8 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K)*

10.2.4	Amendment 2013-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Filed herewith*

10.3.1	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2008 Form 10-K*

10.3.2	Amendment 2009-1 to the Corporation’s Key Executive Equity Program as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 to the Corporation’s 2009 Form 10-K*

10.4.1	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2011 Form 10-K*

10.4.2	Amendment 2013-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Filed herewith*

10.5.1	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 to the Corporation’s 2nd Quarter 2009 Form 10-Q*

10.5.2	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 to the Corporation’s 2009 Form 10-K*

10.5.3	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s 2010 Form 10-K*

10.5.4	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s 2011 Form 10-K*

10.5.5	Amendment 2012-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.24 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K)*

10.5.6	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Filed herewith*

10.6.1	The Corporation and Affiliates Deferred Compensation and Incentive Plan, effective as of January 1, 2012	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8 No.333-177896 filed November 10, 2011*

10.6.2	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, effective as of January 1, 2012	Filed herewith*

10.7.1	The Corporation’s 2006 Incentive Award Plan, as amended and restated effective as of March 11, 2011	Incorporated herein by reference to Exhibit 10.70 of the Corporation’s Quarterly Report on Form 1O-Q for the quarter ended March 31, 2011 (1st Quarter 2011 Form 10-Q)*

10.7.2	Addendum to the Corporation’s 2006 Incentive Award Plan, effective as of January 26, 2012	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s 2011 Form 10-K*

10.8	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

E-4    PNC Financial Services Group, Inc. – Form 10-K

10.9	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.10 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K)*

10.10	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2012	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 2011 Form 10-K*

10.11	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated effective January 1, 2012	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 2011 Form 10-K*

10.12	Amended and Restated Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (3rd Quarter 2005 Form 10-Q)*

10.13	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.14	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s 2011 Form 10-K*

10.15.1	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Corporation on December 31, 2008

10.15.2	Amendment 2011-1 to the Corporation’s Employee Stock Purchase Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.39 of the Corporation’s 2011 Form 10-K

10.15.3	Amendment 2012-1 to the Corporation’s Employee Stock Purchase Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.41 of the Corporation’s 2012 Form 10-K

10.16	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2014	Filed herewith

10.17	2004 forms of employee stock option and restricted deferral agreements	Incorporated herein by reference to the employee stock option and restricted deferral agreements portions of Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.18	2005 forms of employee stock option and restricted deferral agreements

Incorporated herein by reference to the employee stock option and restricted deferral agreements portions of Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K)*

10.19	2006 forms of employee stock option and restricted deferral agreements	Incorporated herein by reference to the employee stock option and restricted deferral agreements portions of Exhibit 10.17 of the Corporation’s 2005 Form 10-K*

10.20	Forms of employee stock option agreements under 2006 Incentive Award Plan	Incorporated by reference to the employee stock option agreements portion of Exhibit 10.40 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006*

10.21	2006 forms of senior officer change in control severance agreements

Incorporated herein by reference to the senior officer change in control severance agreements portion of Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007 (2006 Form 10-K)*

PNC Financial Services Group, Inc. – Form 10-K    E-5

10.22	2007 forms of employee stock option agreements	Incorporated herein by reference to the employee stock option agreements portion of Exhibit 10.21 of the Corporation’s 2006 Form 10-K*

10.23	2008 forms of employee stock option and restricted share unit agreements	Incorporated herein by reference to the employee stock option and restricted share units agreements portions of Exhibit 10.26 of the Corporation’s 2007 Form 10-K*

10.24	Form of employee stock option agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.25	Form of employee restricted stock agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.26	Form of employee stock option agreement with performance vesting schedule	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*

10.27	2009 forms of employee stock option, restricted stock and restricted share unit agreements

Incorporated by reference to the employee stock option, restricted stock and restricted share unit agreements portions of Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009*

10.28	2010 forms of employee stock option, restricted stock, and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.48 to the Corporation’s 2009 Form 10-K*

10.29	2011 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated herein by reference to Exhibit 10.71 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.30	2012 forms of employee stock option, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.77 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (1st Quarter 2012 Form 10-Q)*

10.31	Forms of employee stock option, restricted stock and restricted share unit agreements with varied vesting, payment and other circumstances	Incorporated herein by reference to Exhibit 10.78 of the Corporation’s 1st Quarter 2012 Form 10-Q*

10.32	Additional 2012 forms of employee performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.79 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (2nd Quarter 2012 Form 10-Q)*

10.33	2013 forms of employee stock option and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.64 of the Corporation’s 2012 Form 10-K*

10.34	Additional 2013 forms of employee stock option, performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.82 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013*

10.35	Additional 2013 forms of employee restricted share unit agreements	Incorporated by reference to Exhibit 10.83 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013*

10.36	Additional 2013 and 2014 forms of employee restricted share unit and performance unit agreements	Filed herewith*

10.37	Forms of director stock option agreements	Incorporated herein by reference to the director stock option agreements portion of Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

E-6    PNC Financial Services Group, Inc. – Form 10-K

10.38	2005 form of director stock option agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005*

10.39	Form of time sharing agreements between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.39 to the Corporation’s 2008 Form 10-K*

10.40	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.72 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.41.1	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 to National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.41.2	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s 2010 Form 10-K

10.42.1	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and the Corporation

Incorporated herein by reference to the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) (referred to herein as Old BlackRock) for the quarter ended September 30, 2002 (Old BlackRock 3rd Quarter 2002 Form 10-Q)

10.42.2	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among Old BlackRock, PNC Bancorp, Inc. and the Corporation	Incorporated herein by reference to the Current Report on Form 8-K of Old BlackRock (Commission File No. 001-15305) filed February 22, 2006 (Old BlackRock February 22, 2006 Form 8-K)

10.42.3	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc., and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed June 14, 2007

10.42.4	Third Amendment to Share Surrender Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.42.5	Fourth Amendment to Share Surrender Agreement, dated as of August 7, 2012, among BlackRock, Inc., the Corporation and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.1 of BlackRock, Inc.’s Form 10-Q for the quarter ended June 30, 2012

10.43.1	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.43.2	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed June 17, 2009

10.44	Exchange Agreement dated as of May 21, 2012 by and among PNC Bancorp, Inc., the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed May 23, 2012

10.45

PNC Bank, National Association US $20,000,000,000 Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes with Maturities of more than Nine Months from Date of Issue Distribution Agreement dated July 30, 2004

Incorporated herein by reference to Exhibit 10.29 of the Corporation’s 3rd Quarter 2004 Form 10-Q

10.46

Distribution Agreement, dated January 16, 2014, between PNC Bank, National Association and the Dealers named therein, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

Incorporated herein by reference to Exhibit 4.25 hereof

PNC Financial Services Group, Inc. – Form 10-K    E-7

10.47

Stock Purchase Agreement, dated as of June 19, 2011, among the corporation, RBC USA Holdco Corporation and Royal Bank of Canada (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed June 20, 2011

10.48	Stock Purchase Agreement, dated as of February 1, 2010, by and between the Corporation and The Bank of New York Mellon Corporation	Incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed February 3, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1	Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2013 and 2012 and for each of the three years ended December 31, 2013	Filed herewith

99.2	Consent order between The PNC Financial Services Group, Inc. and the Board of Governors of the Federal Reserve System	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed April 14, 2011

99.3	Consent order between PNC Bank, National Association and the Office of the Comptroller of the Currency	Incorporated herein by reference to Exhibit 99.2 of the Corporation’s Current Report on Form 8-K filed April 14, 2011

101	Interactive Data File (XBRL)	Filed herewith
+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, to filings by National City Corporation are to SEC File No. 001-10074, to filings by BlackRock through its second quarter 2006 Form 10-Q (referred to herein as Old BlackRock) are to BlackRock Holdco 2, Inc. SEC File No. 001-15305, and to filings by BlackRock, Inc. are to SEC File No. 001-33099.
*	Denotes management contract or compensatory plan.

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