Form 10-Q
period 2014-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2014-05-08
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 20, 2014, there were 534,128,758 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2014 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2014 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2014 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2014 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2013 Annual Report on Form 10-K (2013 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. Prior period amounts have also been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for more detail. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2013 Form 10-K: the Risk Management and Recourse And Repurchase Obligations sections of the Financial Review portion of this Report and of Item 7 of our 2013 Form 10-K, respectively; Item 1A Risk Factors included in our 2013 Form 10-K; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2013 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 18 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis.

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS

Dollars in millions, except per share data Unaudited	Three months ended March 31
	2014	2013
Financial Results (a)
Revenue
Net interest income	$2,195	$2,389
Noninterest income	1,582	1,566
Total revenue	3,777	3,955
Noninterest expense (b)	2,264	2,368
Pretax, pre-provision earnings (c)	1,513	1,587
Provision for credit losses	94	236
Income before income taxes and noncontrolling interests	$1,419	$1,351
Net income (b)	$1,060	$995
Less:
Net income (loss) attributable to noncontrolling interests (b)	(2)	(8)
Preferred stock dividends and discount accretion and redemptions	70	75
Net income attributable to common shareholders	$992	$928
Diluted earnings per common share	$1.82	$1.74
Cash dividends declared per common share	$.44	$.40
Performance Ratios
Net interest margin (d)	3.26%	3.81%
Noninterest income to total revenue	42	40
Efficiency	60	60
Return on:
Average common shareholders’ equity	10.36	10.58
Average assets	1.35	1.33

See page 52 for a glossary of certain terms used in this Report.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Prior period amounts have been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits.
(c)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations.
(d)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended March 31, 2014 and March 31, 2013 were $46 million and $40 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    1

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	March 31 2014	December 31 2013	March 31 2013
Balance Sheet Data (dollars in millions, except per share data)
Assets (b)	$323,423	$320,192	$300,718
Loans	198,242	195,613	186,504
Allowance for loan and lease losses	3,530	3,609	3,828
Interest-earning deposits with banks (c)	14,877	12,135	1,541
Investment securities	58,644	60,294	59,361
Loans held for sale	2,102	2,255	3,295
Goodwill and other intangible assets	11,189	11,290	10,996
Equity investments (b) (d)	10,337	10,560	10,914
Other assets	23,315	22,552	24,470

Noninterest-bearing deposits	70,063	70,306	64,652
Interest-bearing deposits	152,319	150,625	146,968
Total deposits	222,382	220,931	211,620
Transaction deposits	188,105	186,391	175,407
Borrowed funds	46,806	46,105	37,647
Total shareholders’ equity (b)	43,321	42,334	39,598
Common shareholders’ equity (b)	39,378	38,392	36,006
Accumulated other comprehensive income	656	436	767

Book value per common share	$73.73	$72.07	$68.10
Common shares outstanding (millions)	534	533	529
Loans to deposits	89%	89%	88%

Client Assets (billions)
Discretionary assets under management	$130	$127	$118
Nondiscretionary assets under administration	125	120	118
Total assets under administration	255	247	236
Brokerage account assets	41	41	39
Total client assets	$296	$288	$275

Capital Ratios
Transitional Basel III (e) (f)
Common equity Tier 1 (g)	10.8%	N/A (h)	N/A
Tier 1 risk-based	12.6	N/A	N/A
Total capital risk-based	15.8	N/A	N/A
Leverage	11.1	N/A	N/A

Pro forma Fully Phased-In Basel III (f) (i)
Common equity Tier 1 (g)	9.7%	9.4%	8.0%

Common shareholders’ equity to assets	12.2%	12.0%	12.0%

Asset Quality
Nonperforming loans to total loans	1.49%	1.58%	1.83%
Nonperforming assets to total loans, OREO and foreclosed assets	1.66	1.76	2.10
Nonperforming assets to total assets	1.02	1.08	1.31
Net charge-offs to average loans (for the three months ended) (annualized) (j)	.38	.39	.99
Allowance for loan and lease losses to total loans	1.78	1.84	2.05
Allowance for loan and lease losses to nonperforming loans (k)	120%	117%	112%
Accruing loans past due 90 days or more (in millions)	$1,310	$1,491	$1,906
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Prior period amounts have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(c)	Amounts include balances held with the Federal Reserve Bank of Cleveland of $14.5 billion, $11.7 billion and $1.1 billion as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.
(d)	Amounts include our equity interest in BlackRock.
(e)	Calculated using the regulatory capital methodology applicable to PNC during 2014.
(f)	See Basel III Capital discussion in the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business in our 2013 Form 10-K. See also the Estimated Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratio – 2013 Periods table in the Statistical Information section of this Report for a reconciliation of the 2013 periods’ ratios.
(g)	The Basel III common equity Tier 1 capital ratio was previously referred to as the Basel III Tier 1 common capital ratio.
(h)	Our 2013 Form 10-K included a pro forma illustration of the Transitional Basel III common equity Tier 1 capital ratio using December 31, 2013 data and the Basel III phase-in schedule in effect for 2014 and information regarding our Basel I capital ratios, which applied to PNC in 2013. See also the 2013 Basel I Tier 1 Common Capital Ratio Table in the Statistical Information section of this Report.
(i)	Ratios as of December 31, 2013 and March 31, 2013 have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(j)	Pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, additional charge-offs of $134 million were taken. Excluding the impact of these additional charge-offs, annualized net charge-offs to average loans for the first quarter 2013 was 0.70%.
(k)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

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

Our strategic priorities are designed to enhance value over the long term. A key priority is to drive growth in acquired and underpenetrated markets, including in the Southeast. In addition, we are seeking to attract more of the investable assets of new and existing clients. PNC is focused on redefining our retail banking business to a more customer-centric and sustainable model while lowering delivery costs as customer banking preferences evolve. We are also working to build a stronger residential mortgage banking business with the goal of becoming the provider of choice for our customers. Additionally, we continue to focus on expense management while bolstering critical infrastructure and streamlining our processes.

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic uncertainty and the Basel III framework and return excess capital to shareholders, in accordance with the capital plan included in our 2014 Comprehensive Capital Analysis and Review (CCAR) submission to the Board of Governors of the

Federal Reserve System (Federal Reserve). We continue to improve our capital levels and ratios through retention of quarterly earnings and expect to build capital through retention of future earnings. PNC continues to maintain adequate liquidity positions at both PNC and PNC Bank, National Association (PNC Bank, N.A.). For more detail, see the Capital and Liquidity Actions portion of this Executive Summary, the Funding and Capital Sources portion of the Consolidated Balance Sheet Review section and the Liquidity Risk Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2013 Form 10-K.

PNC faces a variety of risks that may impact various aspects of our risk profile from time to time. The extent of such impacts may vary depending on factors such as the current economic, political and regulatory environment, merger and acquisition activity and operational challenges. Many of these risks and our risk management strategies are described in more detail in our 2013 Form 10-K and elsewhere in this Report.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

There have been numerous legislative and regulatory developments and dramatic changes in the competitive landscape of our industry over the last several years. The United States and other governments have undertaken major reform of the regulation of the financial services industry, including engaging in new efforts to impose requirements designed to strengthen the stability of the financial system and protect consumers and investors. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), enacted in July 2010, mandates the most wide-ranging overhaul of financial industry regulation in decades. Many parts of the law are now in effect, and others are now in the implementation stage, which is likely to continue for several years. We expect to face further increased regulation of our industry as a result of Dodd-Frank as well as other current and future initiatives intended to enhance the regulation of financial services companies, the stability of the financial system, the protection of consumers and investors, and the liquidity and solvency of financial institutions and markets. We also expect in many cases more intense scrutiny from our supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Compliance with new regulations will increase our costs and reduce our revenue. Some new regulations may limit our ability to pursue certain desirable business opportunities.

The Federal Reserve on April 7, 2014 announced its intent to give banking entities an additional two years (i.e., until July 21, 2017) to conform their ownership interests in and sponsorship of certain collateralized loan obligations (CLOs) that are treated as covered funds to the requirements of section 619 of Dodd-Frank (commonly known as the Volcker Rule). These extensions will allow more time for PNC’s senior debt interests in CLOs that may be considered covered

The PNC Financial Services Group, Inc. – Form 10-Q    3

funds to pay down over time before compliance is required, and should reduce the potential for adverse consequences that otherwise might result from a forced sale or restructuring of these investments due to the Volcker Rule.

On April 8, 2014, the Federal Deposit Insurance Corporation, the Federal Reserve and the Office of the Comptroller of the Currency (collectively the “banking agencies”) requested public comment on a notice of proposed rulemaking that would revise the denominator of the supplementary leverage ratio adopted by the banking agencies in July 2013 for banking organizations, such as PNC, subject to the advanced approaches framework to determine risk-based capital. The proposal, among other things, would modify (and in many cases reduce) the credit conversion factors applied to certain off-balance sheet exposures and would revise the treatment of derivatives and certain securities financing transactions. The proposal also would expand the supplementary leverage-related disclosures that covered banking organizations are required to make starting January 1, 2015. Comments on the proposal are due June 13, 2014.

Also on April 8, 2014, the banking agencies released final rules imposing a higher supplementary leverage ratio requirement on bank holding companies with total consolidated assets of more than $700 billion or assets under custody of more than $10 trillion, as well as the insured depository institution subsidiaries of these bank holding companies. Based on the asset and custody thresholds adopted in the final rules, these higher supplementary leverage requirements do not apply to PNC or PNC Bank, N.A.

On March 26, 2014, the Federal Reserve announced the results of its 2014 Comprehensive Capital Analysis and Review exercise (“CCAR 2014”). Of the 30 bank holding companies participating in CCAR 2014, the Federal Reserve announced that it did not object to the capital plans of 25 bank holding companies (including PNC) and objected to the capital plans of five bank holding companies (four for qualitative reasons and one due to the institution’s projected failure to meet the applicable minimum, post-stress capital ratios). In connection with the announcement of these results, the Federal Reserve emphasized that its qualitative assessment of a bank holding company’s capital planning and stress testing processes—which includes an assessment of the extent to which these processes capture and appropriately address potential risks across the organization, the robustness of the organization’s capital planning process, and corporate governance and internal controls over capital planning—is a critical component of the Federal Reserve’s CCAR review process.

On July 31, 2013, the U.S. District Court for the District of Columbia granted summary judgment to the plaintiffs in NACS, et al. v. Board of Governors of the Federal Reserve System. The decision vacated the debit card interchange and network processing rules that went into effect in October 2011 and that were adopted by the Federal Reserve to implement provisions of Dodd-Frank. The court found among other things that the debit card interchange fees permitted under the rules allowed card issuers to recover costs that were not permitted by the statute. The court stayed its decision pending appeal, and the United States Court of Appeals for the District of Columbia Circuit granted an expedited appeal. In March 2014, the court of appeals reversed the district court. It upheld the Federal Reserve’s network processing rule and upheld its interchange fee rule except as to the issue of transaction monitoring costs, and remanded that issue back to the Federal Reserve for further explanation. The court’s mandate has not yet been issued and the plaintiffs could seek rehearing from the court of appeals or review from the United States Supreme Court.

For additional information concerning recent legislative and regulatory developments, as well as certain governmental, legislative and regulatory inquiries and investigations that may affect PNC, please see the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors, Recent Market and Industry Developments in the Executive Summary section of Item 7, and Note 23 Legal Proceedings and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of our 2013 Form 10-K, as well as Note 16 Legal Proceedings and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

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

4    The PNC Financial Services Group, Inc. – Form 10-Q

including those outlined elsewhere in this Report, in our 2013 Form 10-K and in our other SEC filings, and
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

For additional information, please see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2013 Form 10-K.

INCOME STATEMENT HIGHLIGHTS

•

Net income for the first quarter of 2014 of $1.1 billion increased 7% compared to the first quarter of 2013. The increase was driven by a decline in provision for credit losses and a 4% reduction of noninterest expense, partially offset by a 5% decline in revenue, which resulted from lower net interest income while noninterest income increased slightly.

For additional detail, please see the Consolidated Income Statement Review section in this Financial Review.
•

Net interest income of $2.2 billion for the first quarter of 2014 decreased 8% compared with the first quarter of 2013, reflecting the impact of lower yields on loans and securities, higher borrowed funds balances and lower purchase accounting accretion. These decreases were somewhat offset by loan growth and the impact of lower rates paid on deposits and borrowed funds.

•

Net interest margin decreased to 3.26% for the first quarter of 2014 compared to 3.81% for the first quarter of 2013. The decline was driven by lower rates on new loans and purchased securities in the ongoing low rate environment, as well as lower purchase accounting accretion. In addition, the decline reflected the impact of balance sheet activity in light of new short-term liquidity regulatory standards, partially offset by lower overall rates paid on interest-bearing deposits and redemptions of higher-rate borrowed funds.

•

Noninterest income of $1.6 billion for the first quarter of 2014 increased slightly compared to the first quarter of 2013, as strong fee income and the impact from the gain on a sale of Visa Class B common shares in the first quarter of 2014 was mostly offset by lower residential mortgage fee revenue.

•	The provision for credit losses decreased to $94 million for the first quarter of 2014 compared to $236 million for the first quarter of 2013 due to overall credit quality improvement.
•

Noninterest expense of $2.3 billion for the first quarter of 2014 decreased 4% compared with the first quarter of 2013. The decline was primarily driven by lower personnel expense and also reflected our continued focus on expense management.

CREDIT QUALITY HIGHLIGHTS

•	Overall credit quality continued to improve during the first quarter of 2014. For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.
•

Nonperforming assets decreased $.2 billion, or 4%, to $3.3 billion at March 31, 2014 compared to December 31, 2013. Nonperforming assets to total assets were 1.02% at March 31, 2014, compared to 1.08% at December 31, 2013.

•	Overall loan delinquencies of $2.2 billion at March 31, 2014 decreased $.3 billion, or 11%, compared with December 31, 2013.
•	The allowance for loan and lease losses was 1.78% of total loans and 120% of nonperforming loans at March 31, 2014, compared with 1.84% and 117% at December 31, 2013, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    5

•

Net charge-offs of $186 million were down 59% compared to net charge-offs of $456 million for the first quarter of 2013. Annualized net charge-offs were 0.38% of average loans in the first quarter of 2014 and 0.99% of average loans in the first quarter of 2013. These charge-off comparisons were impacted by alignment with interagency guidance in the first quarter of 2013 on practices for loans and lines of credit related to consumer lending. In the first quarter 2013, this alignment had the overall effect of (i) accelerating charge-offs, (ii) increasing nonperforming loans and (iii) in the case of loans accounted for under the fair value option, increasing nonaccrual loans. See the Credit Risk Management portion of the Risk Management section of this Financial Review and Note 4 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further detail.

BALANCE SHEET HIGHLIGHTS

•	Total loans increased by $2.6 billion to $198 billion at March 31, 2014 compared to December 31, 2013.
•	Total commercial lending increased by $3.6 billion, or 3%, from December 31, 2013, as a result of growth in commercial and commercial real estate loans to new and existing customers.
•

Total consumer lending decreased $1.0 billion, or 1%, from December 31, 2013, due to lower home equity, residential mortgage and education loans as well as seasonal declines in credit card loans partially offset by growth in automobile loans.

•	Total deposits increased by $1.5 billion to $222 billion at March 31, 2014 compared with December 31, 2013, driven primarily by growth in transaction deposits.
•

PNC continued to enhance its liquidity position in preparation for implementation of new short-term liquidity regulatory standards as reflected in higher interest-earning deposits with banks, which are primarily maintained with the Federal Reserve Bank, and activity relating to investment securities and borrowed funds.

•	PNC’s well-positioned balance sheet remained core funded with a loans to deposits ratio of 89% at March 31, 2014.
•	PNC took actions reflecting its strong capital position at March 31, 2014.
•	In April 2014 the Board of Directors raised the quarterly cash dividend on common stock to 48 cents per share, an increase of 4 cents per share, or 9 percent, effective with the May dividend.
•	PNC announced share repurchase programs of up to $1.5 billion for the four quarter period beginning in the second quarter of 2014 under its existing common stock repurchase program authorization.
•	The Transitional Basel III common equity Tier 1 capital ratio, calculated using the regulatory capital methodology applicable to PNC during 2014, was 10.8% at March 31, 2014.
•

Pro forma fully phased-in Basel III common equity Tier 1 capital ratio based on the standardized approach rules increased to an estimated 9.7 percent at March 31, 2014 from 9.4 percent at December 31, 2013. See the Capital discussion and Table 18 in the Consolidated Balance Sheet Review section of this Financial Review for more detail.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results during the first three months of 2014 and 2013 and balances at March 31, 2014 and December 31, 2013, respectively.

CAPITAL AND LIQUIDITY ACTIONS

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process.

In connection with the 2014 CCAR, PNC submitted its 2014 capital plan, approved by its Board of Directors, to the Federal Reserve in January 2014. As we announced on March 26, 2014, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions, which included a recommendation to increase the quarterly common stock dividend in the second quarter of 2014. The capital plan also included share repurchase programs of up to $1.5 billion for the four quarter period beginning in the second quarter of 2014 under PNC’s existing common stock repurchase authorization. These programs include repurchases of up to $200 million to mitigate the financial impact of employee benefit plan transactions. For additional information concerning the CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, see the Supervision and Regulation section in Item 1 Business of our 2013 Form 10-K.

On April 3, 2014, consistent with our 2014 capital plan, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from 44 cents per common share to 48 cents per common share. For the second quarter of 2014, the increased dividend was payable to shareholders of record at the close of business on April 15, 2014 and was paid on May 5, 2014.

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for more detail on our 2014 capital and liquidity actions.

6    The PNC Financial Services Group, Inc. – Form 10-Q

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Table 2: Summarized Average Balance Sheet

Three months ended March 31 Dollars in millions			Change
	2014	2013	$	%
Average assets
Interest-earning assets
Investment securities	$58,379	$58,531	$(152)	–
Loans	196,581	186,099	10,482	6%
Interest-earning deposits with banks	12,157	2,410	9,747	404%
Other	8,661	9,140	(479)	(5)%
Total interest-earning assets	275,778	256,180	19,598	8%
Noninterest-earning assets	43,784	47,186	(3,402)	(7)%
Total average assets	$319,562	$303,366	$16,196	5%
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$150,684	$144,801	$5,883	4%
Borrowed funds	46,388	39,727	6,661	17%
Total interest-bearing liabilities	197,072	184,528	12,544	7%
Noninterest-bearing deposits	67,679	64,850	2,829	4%
Other liabilities	10,364	12,107	(1,743)	(14)%
Equity	44,447	41,881	2,566	6%
Total average liabilities and equity	$319,562	$303,366	$16,196	5%

Various seasonal and other factors impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at March 31, 2014 compared with December 31, 2013. Total assets were $323.4 billion at March 31, 2014 compared with $320.2 billion at December 31, 2013.

Average investment securities remained relatively stable in the comparison of the first three months of 2014 compared with the first three months of 2013, as a net decrease in average residential mortgage-backed securities from principal payments was mostly offset by an increase in average U.S. Treasury and government agency securities, which was driven by the impact of fourth quarter 2013 purchases to enhance our liquidity position in light of new short-term liquidity regulatory standards. Total investment securities comprised 21% of average interest-earning assets for the first quarter of 2014 and 23% for the first quarter of 2013.

The increase in average total loans in the first quarter of 2014 compared to the prior year quarter was driven by increases in average commercial loans of $6.0 billion, average commercial real estate loans of $2.8 billion and average consumer loans of $1.7 billion. The increase in average total loans was driven by increased average loans in our Corporate & Institutional

Banking segment, primarily in Real Estate, Corporate Banking and Business Credit.

Loans represented 71% of average interest-earning assets for the first quarter of 2014 and 73% of average interest-earning assets for the first quarter of 2013.

Average interest-earning deposits with banks, which are primarily maintained with the Federal Reserve Bank, increased significantly in the comparison of first quarter 2014 to first quarter 2013, as we continued to enhance our liquidity position in preparation for implementation of new short-term liquidity regulatory standards.

The decrease in average noninterest-earning assets for the first three months of 2014 compared to the first three months of 2013 was driven primarily by decreased unsettled securities sales and securities valuations, both of which are included in noninterest-earning assets for average balance sheet purposes.

Average total deposits increased $8.7 billion in the comparison of the first quarter of 2014 compared with the prior year quarter, primarily due to an increase of $11.1 billion in average transaction deposits, which grew to $184.3 billion for the first quarter of 2014. Growth in business and consumer customer deposits as well as continued customer preference for liquidity drove the increase in average transaction deposits. These increases were partially offset by a decrease of $3.0 billion in average retail certificates of deposit attributable to run-off of maturing accounts.

The PNC Financial Services Group, Inc. – Form 10-Q    7

Total deposits at March 31, 2014 were $222.4 billion compared with $220.9 billion at December 31, 2013 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review.

Average total deposits represented 68% of average total assets for the first quarter of 2014 and 69% for the first quarter of 2013.

The increase in average borrowed funds in the current year first quarter compared with the prior year first quarter was primarily due to increases in average Federal Home Loan Bank (FHLB) borrowings and average bank notes and senior debt, including increases as part of the enhancement of our liquidity position in light of new short-term liquidity regulatory standards. Total borrowed funds at March 31, 2014 were $46.8 billion compared with $46.1 billion at December 31, 2013 and are further discussed within the Consolidated Balance Sheet Review section of this Financial

Review. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

BUSINESS SEGMENT HIGHLIGHTS

The Business Segments Review section of this Financial Review includes further analysis of our business segment results over the first three months of 2014 and 2013 including presentation differences from Note 18 Segment Reporting in our Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Note 18 Segment Reporting presents results of businesses for the first three months of 2014 and 2013.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Table 3: Results Of Businesses – Summary

(Unaudited)

	Net Income		Revenue		Average Assets (a)
Three months ended March 31 – in millions	2014	2013	2014	2013	2014	2013
Retail Banking	$158	$120	$1,494	$1,483	$75,920	$74,116
Corporate & Institutional Banking	523	541	1,298	1,341	117,937	111,671
Asset Management Group	37	43	270	255	7,599	7,131
Residential Mortgage Banking	(4)	45	206	291	8,777	10,803
BlackRock	123	108	160	138	6,272	5,859
Non-Strategic Assets Portfolio	110	79	148	219	8,889	10,735
Total business segments	947	936	3,576	3,727	225,394	220,315
Other (b) (c) (d)	113	59	201	228	94,168	83,051
Total	$1,060	$995	$3,777	$3,955	$319,562	$303,366
(a)	Period-end balances for BlackRock.
(b)	“Other” average assets include investment securities associated with asset and liability management activities.
(c)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in Note 18 Segment Reporting in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.
(d)	The increase in net income in the first quarter 2014 compared to the first quarter 2013 for “Other” primarily reflects a decline in noninterest expense due to lower personnel expense related to lower benefits costs and the impact of a first quarter 2013 contribution to the PNC Foundation.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first three months of 2014 was $1.1 billion, an increase of 7% compared with $1.0 billion for the first three months of 2013. The increase was driven by lower provision for credit losses and a decline in noninterest expense of 4%, partially offset by a 5% decline in revenue. Lower revenue in the comparison resulted from lower net interest income while noninterest income increased slightly.

NET INTEREST INCOME

Table 4: Net Interest Income and Net Interest Margin

	Three months ended March 31
Dollars in millions	2014	2013
Net interest income	$2,195	$2,389
Net interest margin	3.26%	3.81%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information (Unaudited) – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report and the discussion of purchase accounting accretion on

8    The PNC Financial Services Group, Inc. – Form 10-Q

purchased impaired loans in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

Net interest income decreased by $194 million, or 8%, in the first quarter of 2014 compared with the first quarter of 2013. The decline was driven by lower purchase accounting accretion, lower yields on loans and securities and higher borrowed funds balances, somewhat offset by loan growth and the impact of lower rates paid on deposits and borrowed funds. Purchase accounting accretion declined $86 million from lower scheduled accretion and lower excess cash recoveries on purchased impaired loans.

Net interest margin declined 55 basis points in the first quarter of 2014 compared to the first quarter of 2013 due to lower yields on interest-earning assets, which decreased 57 basis points, slightly offset by a 4 basis point decrease in the weighted-average rate paid on total interest-bearing liabilities, both of which include the impact of lower purchase accounting accretion in the comparison.

The yield on interest-earning assets decreased primarily due to lower rates on new loans and purchased securities in the ongoing low rate environment, as well as the impact of higher interest-earning deposits with banks maintained with the Federal Reserve Bank and investment securities activity in light of new short-term liquidity regulatory standards. The decrease in the rate paid on interest-bearing liabilities was primarily due to lower overall rates paid on interest-bearing deposits and redemptions of higher-rate bank notes and senior debt and subordinated debt.

In the second quarter of 2014, we expect net interest income to be down modestly compared to first quarter 2014 due to the continued decline in purchase accounting accretion and further interest rate spread compression.

For full year 2014, we expect total purchase accounting accretion to be down approximately $300 million compared with 2013.

NONINTEREST INCOME

Table 5: Noninterest Income

Three months ended March 31 Dollars in millions			Change
	2014	2013	$	%
Noninterest income
Asset management	$364	$308	$56	18%
Consumer services	290	296	(6)	(2)%
Corporate services	301	277	24	9%
Residential mortgage	161	234	(73)	(31)%
Service charges on deposits	147	136	11	8%
Net gains on sales of securities	10	14	(4)	(29)%
Net other-than-temporary impairments	(2)	(10)	8	(80)%
Other	311	311	–	–
Total noninterest income	$1,582	$1,566	$16	1%

Noninterest income increased slightly during the first quarter of 2014 compared to first quarter of 2013, reflecting strong fee income and a gain on sale of Visa Class B common shares in the first quarter of 2014, mostly offset by lower residential mortgage fee revenue. Noninterest income as a percentage of total revenue was 42% in the first quarter of 2014, up from 40% in the first quarter of 2013.

Higher asset management revenue in the first three months of 2014 was driven by stronger equity markets and sales production, as well as increased earnings from our BlackRock investment. Discretionary assets under management grew to $130 billion at March 31, 2014 compared with $118 billion at March 31, 2013 driven by higher equity markets and strong sales.

Consumer service fees declined slightly in the first quarter of 2014 compared to the prior year quarter, as growth in customer-initiated transaction volumes was more than offset by several individually insignificant items.

Corporate services revenue increased to $301 million in the first quarter of 2014 compared to $277 million in the first quarter of 2013, principally due to higher merger and acquisition advisory fees. Net commercial mortgage servicing rights valuations were stable at $11 million in both first quarters of 2014 and 2013.

Residential mortgage fee revenue decreased to $161 million in the first three months of 2014 from $234 million in the first three months of 2013, which was driven by a decline in loan sales revenue from a reduction in origination volume and lower net hedging gains on residential mortgage servicing rights. These declines were partially offset by a net benefit of $19 million from the release of reserves for residential mortgage repurchase obligations in the first quarter 2014. The repurchase reserve provision recorded during the first quarter of 2013 was not significant.

Service charges on deposits increased in the first quarter of 2014 compared to the prior year quarter due to growth in customer activity and changes in product offerings.

Other noninterest income was stable at $311 million for both first quarters of 2014 and 2013, as a $62 million gain on the sale of 1 million Visa Class B common shares in the first quarter of 2014 was substantially offset by lower commercial mortgage loans held for sale activity and a net expense of $14 million in the current year quarter from credit valuations for customer-related derivatives activities. The first quarter 2013 impact to other noninterest income related to these credit valuations was not significant.

We held approximately 9 million Visa Class B common shares with a fair value of approximately $850 million and recorded investment of $135 million as of March 31, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    9

Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Further details regarding our customer-related trading activities are included in the Market Risk Management – Customer-Related Trading Risk portion of the Risk Management section of this Financial Review. Further details regarding private and other equity investments are included in the Market Risk Management – Equity And Other Investment Risk section, and further details regarding gains or losses related to our equity investment in BlackRock are included in the Business Segments Review section.

In the second quarter 2014, we expect fee-based noninterest income to increase in the low single digits, on a percentage basis, compared to first quarter 2014, reflecting our continued focus on our strategic priorities.

Assuming a continuation of the current economic environment, we expect that full year 2014 revenue will be under some pressure, and as a result, could likely be down compared to full year 2013 revenue due to expected purchase accounting accretion declines as well as lower residential mortgage revenues.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $94 million for the first quarter of 2014 compared with $236 million for the first quarter of 2013. The decrease in provision reflected overall credit quality improvement. A contributing economic factor was the increasing value of residential real estate that improved expected cash flows on our purchased impaired loans.

We currently believe that credit trends may not remain at first quarter levels and expect our provision for credit losses in the second quarter of 2014 to be between $100 million and $150 million.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

NONINTEREST EXPENSE

Noninterest expense decreased $104 million, or 4%, to $2.3 billion for the first quarter of 2014 compared with first quarter 2013 reflecting overall disciplined expense management. A decrease in personnel expense related to lower headcount and benefit costs and the impact of a first quarter 2013 contribution to the PNC Foundation were partially offset by higher legal accruals associated with the residential mortgage banking business and investments in technology.

In the first quarter of 2014 we have captured savings of more than 35% of our 2014 continuous improvement savings goal of $500 million, and we expect to achieve the full-year goal. We expect cost savings to fund investments in our infrastructure, including those related to cybersecurity, and investments in our diversified businesses, including our Retail Banking transformation, consistent with our strategic priorities.

In the first quarter of 2014, we adopted new accounting guidance which changes how investments in low income housing tax credits are recognized. As a result, losses on certain tax credit investments which were previously recorded in noninterest expense will be recorded to income taxes. While this change is expected to reduce our expenses for full year 2014, retrospective application of this accounting change was required upon adoption, which had the effect of reducing reported expenses for 2013 as well. As a result, this reclassification did not have an impact on our expense guidance for the year. See the following Effective Income Tax Rate portion of this Consolidated Income Statement Review for more detail.

In the second quarter of 2014, we expect noninterest expense to increase by low single digits, on a percentage basis, compared to first quarter 2014 due to the expected impact of seasonality with second quarter expenses typically higher than first quarter expenses.

We plan to remain focused on disciplined expense management in the current environment and continue to expect noninterest expense for full year 2014 to be lower compared with full year 2013, apart from the impact of potential legal and regulatory contingencies.

EFFECTIVE INCOME TAX RATE

The effective income tax rate was 25.3% in the first quarter of 2014 compared with 26.4% in the first quarter of 2013. The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

The lower effective income tax rate in the first quarter 2014 compared to the prior year quarter was primarily attributable to the impact of higher tax-exempt income and tax credits.

The effective tax rate for both first quarters of 2014 and 2013 reflect the adoption of Accounting Standards Update 2014-01, which relates to amortization of investments in low income housing tax credits. See the Recent Accounting Pronouncements portion of Note 1 Accounting Policies in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report for further detail. The retrospective application of this guidance resulted in increased income tax expenses in both periods due to the reclassification of noninterest expense associated with these investments.

As a result of the adoption of this accounting guidance, we now expect our 2014 effective tax rate to be approximately 26%.

10    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

Dollars in millions	March 31 2014	December 31 2013	Change
			$	%
Assets
Interest-earning deposits with banks	$14,877	$12,135	$2,742	23%
Loans held for sale	2,102	2,255	(153)	(7)%
Investment securities	58,644	60,294	(1,650)	(3)%
Loans	198,242	195,613	2,629	1%
Allowance for loan and lease losses	(3,530)	(3,609)	79	2%
Goodwill	9,074	9,074	–	–%
Other intangible assets	2,115	2,216	(101)	(5)%
Other, net	41,899	42,214	(315)	(1)%
Total assets	$323,423	$320,192	$3,231	1%
Liabilities
Deposits	$222,382	$220,931	$1,451	1%
Borrowed funds	46,806	46,105	701	2%
Other	9,317	9,119	198	2%
Total liabilities	278,505	276,155	2,350	1%
Equity
Total shareholders’ equity	43,321	42,334	987	2%
Noncontrolling interests	1,597	1,703	(106)	(6)%
Total equity	44,918	44,037	881	2%
Total liabilities and equity	$323,423	$320,192	$3,231	1%

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

The increase in total assets was primarily due to higher interest-earning deposits with banks and loan growth, partially offset by lower investment securities. The increase in interest-earning deposits with banks resulted from the continuation of PNC’s efforts to enhance its liquidity position in preparation for implementation of new short-term liquidity regulatory standards. Interest-earning deposits with banks included balances held with the Federal Reserve Bank of Cleveland of $14.5 billion and $11.7 billion at March 31, 2014 and December 31, 2013, respectively. The increase in liabilities was largely due to growth in deposits and higher Federal Home Loan Bank borrowings and bank notes and senior debt, partially offset by a decline in federal funds purchased and repurchase agreements. An analysis of changes in selected balance sheet categories follows.

LOANS

Outstanding loan balances of $198.2 billion at March 31, 2014 and $195.6 billion at December 31, 2013 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.0 billion at March 31, 2014 and $2.1 billion at December 31, 2013, respectively. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

The PNC Financial Services Group, Inc. – Form 10-Q    11

Table 7: Details Of Loans

Dollars in millions	March 31 2014	December 31 2013	Change
			$	%
Commercial lending
Commercial
Retail/wholesale trade	$16,157	$15,530	$627	4%
Manufacturing	17,185	16,208	977	6%
Service providers	13,576	13,052	524	4%
Real estate related (a)	10,856	10,729	127	1%
Financial services	4,720	4,927	(207)	(4)%
Health care	8,836	8,690	146	2%
Other industries	19,771	19,242	529	3%
Total commercial	91,101	88,378	2,723	3%
Commercial real estate
Real estate projects (b)	14,268	13,613	655	5%
Commercial mortgage	7,883	7,578	305	4%
Total commercial real estate	22,151	21,191	960	5%
Equipment lease financing	7,521	7,576	(55)	(1)%
Total commercial lending (c)	120,773	117,145	3,628	3%
Consumer lending
Home equity
Lines of credit	21,277	21,696	(419)	(2)%
Installment	14,595	14,751	(156)	(1)%
Total home equity	35,872	36,447	(575)	(2)%
Residential real estate
Residential mortgage	14,179	14,418	(239)	(2)%
Residential construction	627	647	(20)	(3)%
Total residential real estate	14,806	15,065	(259)	(2)%
Credit card	4,309	4,425	(116)	(3)%
Other consumer
Education	7,360	7,534	(174)	(2)%
Automobile	10,906	10,827	79	1%
Other	4,216	4,170	46	1%
Total consumer lending	77,469	78,468	(999)	(1)%
Total loans	$198,242	$195,613	$2,629	1%
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Construction loans with interest reserves and A/B Note restructurings are not significant to PNC.

The increase in loans was driven by the increase in commercial lending as a result of growth in commercial and commercial real estate loans, primarily from new customers and organic growth. The decline in consumer lending resulted from lower home equity, residential mortgage and education loans as well as seasonal declines in credit card loans partially offset by growth in automobile loans.

Loans represented 61% of total assets at both March 31, 2014 and December 31, 2013. Commercial lending represented 61% of the loan portfolio at March 31, 2014 and 60% at December 31, 2013. Consumer lending represented 39% of the loan portfolio at March 31, 2014 and 40% at December 31, 2013.

Commercial real estate loans represented 11% of total loans at both March 31, 2014 and December 31, 2013 and represented 7% of total assets at both March 31, 2014 and December 31, 2013. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our loan portfolio.

Total loans above include purchased impaired loans of $5.8 billion, or 3% of total loans, at March 31, 2014, and $6.1 billion, or 3% of total loans, at December 31, 2013.

Our loan portfolio continued to be diversified among numerous industries, types of businesses and consumers across our principal geographic markets.

12    The PNC Financial Services Group, Inc. – Form 10-Q

ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

Our total ALLL of $3.5 billion at March 31, 2014 consisted of $1.5 billion and $2.0 billion established for the commercial lending and consumer lending categories, respectively. The ALLL included what we believe to be appropriate loss coverage on all loans, including higher risk loans, in the commercial and consumer portfolios. We do not consider government insured or guaranteed loans to be higher risk as defaults have historically been materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans is included in the Credit Risk Management portion of the Risk Management section of this Financial Review and Note 4 Asset Quality and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

PURCHASE ACCOUNTING ACCRETION AND VALUATION OF PURCHASED IMPAIRED LOANS

Information related to purchase accounting accretion and accretable yield for the first three months of 2014 and 2013 follows. Additional information is provided in Note 5 Purchased Loans in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Table 8: Accretion – Purchased Impaired Loans

	Three months ended March 31
In millions	2014	2013
Accretion on purchased impaired loans
Scheduled accretion	$125	$157
Reversal of contractual interest on impaired loans	(68)	(85)
Scheduled accretion net of contractual interest	57	72
Excess cash recoveries	29	50
Total	$86	$122

Table 9: Purchased Impaired Loans – Accretable Yield

In millions	2014	2013
January 1	$2,055	$2,166
Scheduled accretion	(125)	(157)
Excess cash recoveries	(29)	(50)
Net reclassifications to accretable from non-accretable and other activity (a)	87	213
March 31 (b)	$1,988	$2,172
(a)	Approximately 95% and 52% of the net reclassifications for the quarters ended March 31, 2014 and 2013, respectively, were within the consumer portfolio primarily due to increases in the expected average life of residential and home equity loans. The remaining net reclassifications were predominantly due to future cash flow improvements within the commercial portfolio.
(b)	As of March 31, 2014, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $1.1 billion in future periods. This will offset the total net accretable interest in future interest income of $2.0 billion on purchased impaired loans.

Information related to the valuation of purchased impaired loans at March 31, 2014 and December 31, 2013 follows.

Table 10: Valuation of Purchased Impaired Loans

	March 31, 2014		December 31, 2013
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Outstanding balance	$799		$937
Purchased impaired mark	(230)		(264)
Recorded investment	569		673
Allowance for loan losses	(123)		(133)
Net investment	446	56%	540	58%
Consumer and residential mortgage loans:
Outstanding balance	5,345		5,548
Purchased impaired mark	(90)		(115)
Recorded investment	5,255		5,433
Allowance for loan losses	(825)		(871)
Net investment	4,430	83%	4,562	82%
Total purchased impaired loans:
Outstanding balance	6,144		6,485
Purchased impaired mark	(320)		(379)
Recorded investment	5,824		6,106
Allowance for loan losses	(948)		(1,004)
Net investment	$4,876	79%	$5,102	79%

The PNC Financial Services Group, Inc. – Form 10-Q    13

At March 31, 2014, our largest individual purchased impaired loan had a recorded investment of $18 million. We currently expect to collect total cash flows of $6.9 billion on purchased impaired loans, representing the $4.9 billion net investment at March 31, 2014 and the accretable net interest of $2.0 billion shown in Table 9.

WEIGHTED AVERAGE LIFE OF THE PURCHASED IMPAIRED PORTFOLIOS

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of March 31, 2014.

Table 11: Weighted Average Life of the Purchased Impaired Portfolios

As of March 31, 2014 In millions	Recorded Investment	WAL (a)
Commercial	$132	1.9 years
Commercial real estate	437	1.6 years
Consumer (b) (c)	2,226	4.4 years
Residential real estate (c)	3,029	5.2 years
Total	$5,824	4.5 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.
(c)	In first quarter 2014, the weighted average life of the purchased impaired portfolio increased, primarily driven by residential real estate and home equity loans. Increasing a portfolio’s weighted average life will result in more interest income being recognized on purchased impaired loans in future periods.

PURCHASED IMPAIRED LOANS – ACCRETABLE DIFFERENCE SENSITIVITY ANALYSIS

The following table provides a sensitivity analysis on the Total Purchased Impaired Loans portfolio. The analysis reflects hypothetical changes in key drivers for expected cash flows over the life of the loans under declining and improving conditions at a point in time. Any unusual significant economic events or changes, as well as other variables not considered below (e.g., natural or widespread disasters), could result in impacts outside of the ranges represented below. Additionally, commercial and commercial real estate loan settlements or sales proceeds can vary widely from appraised values due to a number of factors including, but not limited to, special use considerations, liquidity premiums and improvements/deterioration in other income sources.

Table 12: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	March 31, 2014	Declining Scenario (a)	Improving Scenario (b)
Expected Cash Flows	$6.9	$(.2)	$.3
Accretable Difference	2.0	–	.1
Allowance for Loan and Lease Losses	(.9)	(.1)	.2
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans, we assume home price forecast decreases by ten percent and unemployment rate forecast increases by two percentage points; for commercial loans, we assume that collateral values decrease by ten percent.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by ten percent, unemployment rate forecast decreases by two percentage points and interest rate forecast increases by two percentage points; for commercial loans, we assume that collateral values increase by ten percent.

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

NET UNFUNDED CREDIT COMMITMENTS

Net unfunded credit commitments are comprised of the following:

Table 13: Net Unfunded Credit Commitments

In millions	March 31 2014	December 31 2013
Total commercial lending (a)	$89,044	$90,104
Home equity lines of credit	18,632	18,754
Credit card	17,476	16,746
Other	4,492	4,266
Total	$129,644	$129,870
(a)	Less than 5% of net unfunded credit commitments relate to commercial real estate at each date.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. Commercial commitments reported above exclude syndications, assignments and participations, primarily to financial institutions, totaling $25.9 billion at March 31, 2014 and $25.0 billion at December 31, 2013.

Unfunded liquidity facility commitments and standby bond purchase agreements totaled $1.0 billion at March 31, 2014 and $1.3 billion at December 31, 2013 and are included in the preceding table, primarily within the Total commercial lending category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $10.6 billion at March 31, 2014 and $10.5 billion at December 31, 2013. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Information regarding our Allowance for unfunded loan commitments and letters of credit is included in Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

14    The PNC Financial Services Group, Inc. – Form 10-Q

INVESTMENT SECURITIES

The following table presents the distribution of our investment securities portfolio. We have included credit ratings information because the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. For those securities, where during our quarterly security-level impairment assessments we determined losses represent other-than-temporary impairment (OTTI), we have recorded cumulative credit losses of $1.2 billion in earnings and accordingly have reduced the amortized cost of our securities. See Table 77 in Note 7 Investment Securities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for more detail. The majority of these cumulative impairment charges relate to non-agency residential mortgage backed and asset-backed securities rated BB or lower.

Table 14: Investment Securities

	March 31, 2014		December 31, 2013		Ratings (a)
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$4,665	$4,833	$4,229	$4,361	100%
Agency residential mortgage-backed	27,042	27,351	28,483	28,652	100
Non-agency residential mortgage-backed	5,556	5,756	5,750	5,894	11	1%	2%	82%	4%
Agency commercial mortgage-backed	1,844	1,914	1,883	1,946	100
Non-agency commercial mortgage-backed (b)	5,110	5,237	5,624	5,744	70	9	12	4	5
Asset-backed (c)	6,509	6,546	6,763	6,773	90	1		8	1
State and municipal	3,786	3,885	3,664	3,678	84	10	1		5
Other debt	2,926	2,978	2,845	2,891	74	19	7
Corporate stock and other	325	324	434	433					100
Total investment securities (d)	$57,763	$58,824	$59,675	$60,372	84%	3%	2%	9%	2%
(a)	Ratings as of March 31, 2014.
(b)	Collateralized primarily by retail properties, office buildings and multi-family housing.
(c)	Collateralized by consumer credit products, primarily home equity loans and government guaranteed student loans, and corporate debt.
(d)	Includes available for sale and held to maturity securities.

Investment securities represented 18% of total assets at March 31, 2014 and 19% at December 31, 2013.

We evaluate our investment securities portfolio in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. At March 31, 2014, 84% of the securities in the portfolio were rated AAA/AA, with U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively representing 58% of the portfolio.

The investment securities portfolio includes both available for sale and held to maturity securities. Securities classified as available for sale are carried at fair value with net unrealized gains and losses, representing the difference between amortized cost and fair value, included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet. Securities classified as held to maturity are carried at amortized cost. As of March 31, 2014, the amortized cost and fair value of available for sale securities totaled $46.6 billion and $47.5 billion, respectively, compared to an amortized cost and fair value as of December 31, 2013 of $48.0 billion and $48.6 billion, respectively. The amortized cost and fair value of held to maturity securities were $11.2 billion and $11.3 billion, respectively, at March 31, 2014, compared to $11.7 billion and $11.8 billion, respectively, at December 31, 2013.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains in the total investment securities portfolio increased to $1.1 billion at March 31, 2014 from $.7 billion at December 31, 2013 primarily due to the impact of market interest rates and credit spreads. The comparable amounts for the securities available for sale portfolio were $.9 billion and $.6 billion, respectively.

Unrealized gains and losses on available for sale debt securities do not impact liquidity. However these gains and losses do affect risk-based capital under the regulatory capital rules in effect beginning in 2014 for PNC. Also, a change in the securities’ credit ratings could impact the liquidity of the securities and may be indicative of a change in credit quality, which could affect our risk-weighted assets and, therefore, our regulatory capital ratios under the regulatory capital rules in effect for 2014. In addition, the amount representing the credit-related portion of OTTI on available for sale securities would reduce our earnings and regulatory capital ratios.

The PNC Financial Services Group, Inc. – Form 10-Q    15

The duration of investment securities was 2.7 years at March 31, 2014. We estimate that, at March 31, 2014, the effective duration of investment securities was 2.8 years for an immediate 50 basis points parallel increase in interest rates and 2.6 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2013 were 3.0 years and 2.8 years, respectively.

At least quarterly, we conduct a comprehensive security-level impairment assessment on all securities. For securities in an unrealized loss position, we determine whether the loss represents OTTI. For debt securities that we neither intend to sell nor believe we will be required to sell prior to expected recovery, we recognize the credit portion of OTTI charges in current earnings and include the noncredit portion of OTTI in Net unrealized gains (losses) on OTTI securities on our Consolidated Statement of Comprehensive Income and net of tax in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet. During the first quarters of 2014 and 2013 we recognized OTTI credit losses of $2 million and $10 million, respectively. The credit losses related to residential mortgage-backed and asset-backed securities collateralized by non-agency residential loans.

If housing and economic conditions were to deteriorate from current levels, and if market volatility and illiquidity were to deteriorate from current levels, or if market interest rates were to increase or credit spreads were to widen appreciably, the valuation of our investment securities portfolio could be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

Additional information regarding our investment securities is included in Note 7 Investment Securities and Note 8 Fair Value in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

LOANS HELD FOR SALE

Table 15: Loans Held For Sale

In millions	March 31 2014	December 31 2013
Commercial mortgages at fair value	$577	$586
Commercial mortgages at lower of cost or fair value	155	281
Total commercial mortgages	732	867
Residential mortgages at fair value	1,057	1,315
Residential mortgages at lower of cost or fair value	31	41
Total residential mortgages	1,088	1,356
Other	282	32
Total	$2,102	$2,255

For commercial mortgages held for sale at fair value, we stopped originating these and continue to pursue opportunities to reduce these positions.

For commercial mortgages held for sale carried at lower of cost or fair value, we sold $439 million during the first three months of 2014 compared to $926 million during the first three months of 2013. All of these loan sales were to government agencies. Total gains of $7 million were recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, during the first three months of 2014, and $23 million during the first three months of 2013.

Residential mortgage loan origination volume was $1.9 billion during the first three months of 2014 compared to $4.2 billion for the first three months of 2013. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $2.1 billion of loans and recognized related gains of $88 million during the first three months of 2014. The comparable amounts for the three months of 2013 were $3.8 billion and $172 million, respectively.

Interest income on loans held for sale was $23 million in the first three months of 2014 and $53 million in the first three months of 2013. These amounts are included in Other interest income on our Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 8 Fair Value in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $11.2 billion at March 31, 2014 and $11.3 billion at December 31, 2013. The decrease of $.1 billion was primarily due to fair value changes of residential mortgage servicing rights, partially offset by new additions and purchases of mortgage servicing rights. See additional information regarding our goodwill and intangible assets in Note 9 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

16    The PNC Financial Services Group, Inc. – Form 10-Q

FUNDING AND CAPITAL SOURCES

Table 16: Details Of Funding Sources

	March 31 2014	December 31 2013	Change
In millions			$	%
Deposits
Money market	$110,048	$108,631	$1,417	1%
Demand	78,054	77,756	298	–%
Retail certificates of deposit	20,309	20,795	(486)	(2)%
Savings	11,900	11,078	822	7%
Time deposits in foreign offices and other time deposits	2,071	2,671	(600)	(22)%
Total deposits	222,382	220,931	1,451	1%
Borrowed funds
Federal funds purchased and repurchase agreements	3,233	4,289	(1,056)	(25)%
Federal Home Loan Bank borrowings	13,911	12,912	999	8%
Bank notes and senior debt	13,861	12,603	1,258	10%
Subordinated debt	8,289	8,244	45	1%
Commercial paper	4,923	4,997	(74)	(1)%
Other	2,589	3,060	(471)	(15)%
Total borrowed funds	46,806	46,105	701	2%
Total funding sources	$269,188	$267,036	$2,152	1%

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our 2014 capital and liquidity activities.

The increase in deposits during the first quarter of 2014 was primarily driven by seasonal increases in money market and savings deposits, partially offset by decreases in time deposits and retail certificates of deposit driven by the decline in customer sweep activity and continued run-off, respectively. Interest-bearing deposits represented 68% of total deposits at both March 31, 2014 and December 31, 2013. Total borrowed funds increased $.7 billion since December 31, 2013 as higher Federal Home Loan Bank borrowings and bank notes and senior debt were partially offset by a decline in federal funds purchased and repurchase agreements.

Capital

Table 17: Shareholders’ Equity

In millions	March 31 2014	December 31 2013
Shareholders’ equity
Preferred stock (a)
Common stock	$2,700	$2,698
Capital surplus – preferred stock	3,943	3,941
Capital surplus – common stock and other	12,394	12,416
Retained earnings	24,010	23,251
Accumulated other comprehensive income	656	436
Common stock held in treasury at cost	(382)	(408)
Total shareholders’ equity	$43,321	$42,334
(a)	Par value less than $.5 million at each date.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $1.0 billion compared with December 31, 2013, primarily reflecting an increase in retained earnings of $759 million (driven by net income of $1.1 billion and the impact of $303 million of common and preferred dividends declared) and an increase of $220 million in accumulated other comprehensive income. This increase was primarily due to the impact of market interest rates and credit spreads on securities available for sale and derivatives that are part of cash flow hedging strategies, along with the impact of pension and other postretirement benefit plan adjustments. Common shares outstanding were 534 million at March 31, 2014 and 533 million at December 31, 2013.

Our current common stock repurchase program authorization permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, contractual and regulatory limitations, and the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process. The Federal Reserve accepted our 2014 capital plan and did not object to our proposed capital actions. The capital plan included share repurchase programs of up to $1.5 billion for the four quarter period beginning in the second quarter of 2014 under PNC’s existing common stock repurchase authorization. These programs include repurchases of up to $200 million to mitigate the financial impact of employee benefit plan transactions. Under the “de minimis” safe harbor of the Federal Reserve’s capital plan rule, PNC may make limited repurchases of common stock or other capital distributions in amounts that exceed the amounts included in its most recently approved capital plan, provided that, among other things, such distributions do not exceed, in the aggregate, 1% of PNC’s Tier 1 capital and the Federal Reserve does not object to the additional repurchases or distributions. Under this “de minimis” safe harbor, PNC repurchased $50 million of common shares to mitigate the financial impact of employee benefit plan transactions in the first quarter of 2014. See the Supervision and Regulation section of Item 1 Business of our 2013 Form 10-K for further information concerning the CCAR process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans and the Capital and Liquidity Actions portion of the Executive Summary section of our Financial Review for the impact of the Federal Reserve’s current supervisory assessment of the capital adequacy program.

The PNC Financial Services Group, Inc. – Form 10-Q    17

Table 18: Basel III Capital

	March 31, 2014
Dollars in millions	Transitional Basel III (a)(c)	Pro forma Fully Phased-In Basel III (b)(c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$14,712	$14,712
Retained earnings	24,010	24,010
Accumulated other comprehensive income for securities currently and previously held as available for sale	119	595
Accumulated other comprehensive income for pension and other postretirement plans	(37)	(185)
Goodwill, net of associated deferred tax liabilities	(8,842)	(8,842)
Other disallowed intangibles, net of deferred tax liabilities	(90)	(449)
Other adjustments/(deductions)	(16)	(106)
Total common equity Tier 1 capital before threshold deductions	29,856	29,735
Total threshold deductions	(214)	(1,186)
Common equity Tier 1 capital	29,642	28,549
Additional Tier 1 capital
Preferred stock	3,943	3,943
Trust preferred capital securities	99
Noncontrolling interests (d)	790	40
Other adjustments/(deductions)	(109)	(94)
Tier 1 capital	34,365	32,438
Additional Tier 2 capital
Qualifying subordinated debt	5,377	4,542
Trust preferred capital securities	99
Allowance for loan and lease losses included in Tier 2 capital	3,408	98
Other	2	10
Total Basel III capital	$43,251	$37,088
Risk-Weighted Assets (e)
Basel I risk-weighted assets calculated in accordance with transition rules for 2014 (f)	$273,826	N/A
Estimated Basel III standardized approach risk-weighted assets (g)	N/A	$293,310
Estimated Basel III advanced approaches risk-weighted assets (h)	N/A	289,441
Average quarterly adjusted total assets	309,857	308,496
Basel III capital ratios
Common equity Tier 1	10.8%	9.7%	(i) (k)
Tier 1 risk-based	12.6	11.1	(i) (l)
Total capital risk-based	15.8	12.8	(j) (m)
Leverage (n)	11.1	10.5
(a)	Calculated using the regulatory capital methodology applicable to PNC during 2014.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Includes primarily REIT Preferred Securities.
(e)	Calculated as of period end.
(f)	Includes credit and market risk-weighted assets.
(g)	Estimated based on Basel III standardized approach rules and includes credit and market risk-weighted assets.
(h)	Estimated based on Basel III advanced approaches rules and includes credit, market and operational risk-weighted assets.
(i)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III standardized approach risk-weighted assets.
(j)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III advanced approaches risk-weighted assets.
(k)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio is 9.9%. This capital ratio is calculated using Common equity Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(l)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio is 11.2%. This capital ratio is calculated using Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(m)	For comparative purposes only, the pro forma fully phased-in standardized approach Basel III Total capital risk-based capital ratio is 13.9%. This ratio is calculated using additional Tier 2 capital which, under the standardized approach, reflects allowance for loan and lease losses of up to 1.25% of credit risk related risk-weighted assets and dividing by estimated Basel III standardized approach risk-weighted assets.
(n)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

18    The PNC Financial Services Group, Inc. – Form 10-Q

The Basel II framework, which was adopted by the Basel Committee on Banking Supervision in 2004, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. The U.S. banking agencies initially adopted rules to implement the Basel II capital framework in 2004. In July 2013, the U.S. banking agencies adopted final rules (referred to as the advanced approaches) that modified the Basel II framework effective January 1, 2014. See the Supervision and Regulation section in Item 1 Business and Item 1A Risk Factors of our 2013 Form 10-K. Prior to fully implementing the advanced approaches established by these rules to calculate risk-weighted assets, PNC and PNC Bank, N.A. must successfully complete a “parallel run” qualification phase. Both PNC and PNC Bank, N.A. entered this parallel run phase on January 1, 2013. This phase must last at least four consecutive quarters, although, consistent with the experience of other U.S. banks, we currently anticipate a multi-year parallel run period. After PNC exits parallel run, its regulatory risk-based capital ratio for each measure (e.g., Common equity Tier 1 ratio) will be the lower of the ratios as calculated under the standardized approach and the advanced approaches.

As a result of the staggered effective dates of the final U.S. capital rules issued in July 2013, as well as the fact that PNC remains in the parallel run qualification phase for the advanced approaches, PNC’s regulatory risk-based capital ratios in 2014 are based on the definitions of, and deductions from, capital under Basel III (as such definitions and deductions are phased-in for 2014) and Basel I risk-weighted assets (but subject to certain adjustments as defined by the Basel III rules). We refer to the capital ratios calculated using these Basel III phased-in provisions and Basel I risk-weighted assets as the Transitional Basel III ratios.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our March 31, 2014 capital levels were aligned with them.

At March 31, 2014, PNC and PNC Bank, N.A., our domestic bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC and PNC Bank, N.A. must have, during 2014, Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based and 10% for Total capital risk-based, and PNC Bank, N.A. must have a Transitional Basel III leverage ratio of at least 5%.

Common equity Tier 1 capital as defined under the Basel III rules adopted by the U.S. banking agencies differs materially from Basel I. For example, under Basel III, significant common stock investments in unconsolidated financial institutions, mortgage servicing rights and deferred tax assets must be deducted from capital to the extent they individually exceed 10%, or in the aggregate exceed 15%, of the institution’s adjusted Common equity Tier 1 capital. Also, Basel I regulatory capital excludes accumulated other comprehensive income related to securities currently and previously held as available for sale, as well as pension and other postretirement plans, whereas under Basel III these items are a component of PNC’s capital. The Basel III final rules also eliminate the Tier 1 treatment of trust preferred securities for bank holding companies with $15 billion or more in assets. In the third quarter of 2013, we concluded our redemptions of the discounted trust preferred securities previously assumed through acquisitions.

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

We provide additional information regarding regulatory capital requirements and some of their potential impacts on PNC in the Banking Regulation and Supervision section of Item 1 Business, Item 1A Risk Factors and Note 22 Regulatory Matters in the Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

PNC’s Basel I ratios, which were PNC’s effective regulatory capital ratios as of December 31, 2013 were 10.5% for Tier 1 common capital ratio, 12.4% for Tier 1 risk-based capital ratio, 15.8% for Total risk-based capital ratio and 11.1% for leverage ratio. Our 2013 Form 10-K included additional information regarding our Basel I capital ratios.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in our 2013 Form 10-K and in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review,
•	Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements,
•	Note 10 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities in the Notes To Consolidated Financial Statements, and

The PNC Financial Services Group, Inc. – Form 10-Q    19

•	Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements.

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of March 31, 2014 and December 31, 2013 is included in Note 2 of this Report.

TRUST PREFERRED SECURITIES

We are subject to certain restrictions, including restrictions on dividend payments, in connection with $206 million in principal amount of an outstanding junior subordinated debenture associated with $200 million of trust preferred securities that were issued by PNC Capital Trust C, a subsidiary statutory trust (both amounts as of March 31, 2014). Generally, if there is (i) an event of default under the debenture, (ii) PNC elects to defer interest on the debenture, (iii) PNC exercises its right to defer payments on the related trust preferred security issued by the statutory trust or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of our 2013 Form 10-K for information on contractual limitations on dividend payments resulting from securities issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II.

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 8 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

Table 19: Fair Value Measurements – Summary

	March 31, 2014		December 31, 2013
In millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$61,349	$11,052	$63,096	$10,635
Total assets at fair value as a percentage of consolidated assets	19%		20%
Level 3 assets as a percentage of total assets at fair value		18%		17%
Level 3 assets as a percentage of consolidated assets		3%		3%
Total liabilities	$4,712	$621	$5,460	$623
Total liabilities at fair value as a percentage of consolidated liabilities	2%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		13%		11%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed securities in the securities available for sale portfolio for which there was limited market activity, equity investments and mortgage servicing rights.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. PNC reviews and updates fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For additional information regarding the transfers of assets or liabilities between hierarchy levels, see Note 8 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

20    The PNC Financial Services Group, Inc. – Form 10-Q

EUROPEAN EXPOSURE

Table 20: Summary of European Exposure

March 31, 2014

	Direct Exposure
	Funded				Unfunded
In millions	Loans	Leases	Securities	Total	Other (a)	Total Direct Exposure	Total Indirect Exposure	Total Exposure
Greece, Ireland, Italy, Portugal and Spain (GIIPS)	$70	$127		$197	$1	$198	$34	$232
United Kingdom	1,034	72		1,106	661	1,767	628	2,395
Europe – Other (b)	145	583	$375	1,103	81	1,184	1,193	2,377
Total Europe (c)	$1,249	$782	$375	$2,406	$743	$3,149	$1,855	$5,004

December 31, 2013

	Direct Exposure
	Funded				Unfunded
In millions	Loans	Leases	Securities	Total	Other (a)	Total Direct Exposure	Total Indirect Exposure	Total Exposure
Greece, Ireland, Italy, Portugal and Spain (GIIPS)	$78	$126		$204	$1	$205	$32	$237
United Kingdom	903	75		978	580	1,558	734	2,292
Europe – Other (b)	95	582	$267	944	48	992	1,192	2,184
Total Europe (c)	$1,076	$783	$267	$2,126	$629	$2,755	$1,958	$4,713
(a)	Includes unfunded commitments, guarantees, standby letters of credit and sold protection credit derivatives.
(b)	Europe – Other primarily consists of Germany, Norway, Netherlands, and Sweden.
(c)	Included within Europe – Other is funded direct exposure of $132 million and $8 million consisting of AAA-rated sovereign debt securities at March 31, 2014 and December 31, 2013, respectively. There was no other direct or indirect exposure to European sovereigns as of March 31, 2014 and December 31, 2013.

European entities are defined as supranational, sovereign, financial institutions and non-financial entities within the countries that comprise the European Union, European Union candidate countries and other European countries. Foreign exposure underwriting and approvals are centralized. PNC currently underwrites new European activities if the credit is generally associated with activities of its United States commercial customers, and, in the case of PNC Business Credit’s United Kingdom operations, loans with acceptable risk as they are predominantly well secured by short-term assets or, in limited situations, the borrower’s appraised value of certain fixed assets. Country exposures are monitored and reported regularly. We actively monitor sovereign risk, banking system health, and market conditions and adjust limits as appropriate. We rely on information from internal and external sources, including international financial institutions, economists and analysts, industry trade organizations, rating agencies, econometric data analytical service providers and geopolitical news analysis services.

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

Direct exposure primarily consists of loans, leases, securities, derivatives, letters of credit and unfunded contractual commitments with European entities. Indirect exposure principally arises where our clients, primarily U.S. entities, appoint PNC as a letter of credit issuing bank and we elect to assume the joint probability of default risk. For PNC to incur a loss in these indirect exposures, both the obligor and the financial counterparty participating bank would need to default. PNC assesses both the corporate customers and the participating banks for counterparty risk, and where PNC has found that a participating bank exposes PNC to unacceptable risk, PNC will reject the participating bank as an acceptable counterparty and will ask the corporate customer to find an acceptable participating bank.

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Business segment results, including inter-segment revenues, and a description of each business are included in Note 18 Segment Reporting included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Certain amounts included in this Financial Review differ from those amounts shown in Note 18 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis. Note 18 presents results of businesses for the first three months of 2014 and 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    21

RETAIL BANKING

(Unaudited)

Table 21: Retail Banking Table

Three months ended March 31 Dollars in millions	2014	2013
Income Statement
Net interest income	$980	$1,049
Noninterest income
Service charges on deposits	140	129
Brokerage	55	52
Consumer services	218	216
Other	101	37
Total noninterest income	514	434
Total revenue	1,494	1,483
Provision for credit losses	145	162
Noninterest expense	1,100	1,131
Pretax earnings	249	190
Income taxes	91	70
Earnings	$158	$120
Average Balance Sheet
Loans
Consumer
Home equity	$29,317	$28,913
Indirect auto	8,994	7,006
Indirect other	777	1,000
Education	7,547	8,220
Credit cards	4,271	4,108
Other	2,137	2,141
Total consumer	53,043	51,388
Commercial and commercial real estate	11,051	11,290
Floor plan	2,373	2,014
Residential mortgage	647	811
Total loans	67,114	65,503
Goodwill and other intangible assets	6,062	6,148
Other assets	2,744	2,465
Total assets	$75,920	$74,116
Deposits
Noninterest-bearing demand	$21,359	$20,744
Interest-bearing demand	33,490	31,183
Money market	49,484	48,291
Total transaction deposits	104,333	100,218
Savings	11,288	10,537
Certificates of deposit	19,882	22,683
Total deposits	135,503	133,438
Other liabilities	398	273
Total liabilities	$135,901	$133,711
Performance Ratios
Return on average assets	.84%	.66%
Noninterest income to total revenue	34	29
Efficiency	74	76
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$172	$230
Consumer nonperforming assets	1,059	1,050
Total nonperforming assets (b)	$1,231	$1,280
Purchased impaired loans (c)	$663	$788
Commercial lending net charge-offs	$20	$37
Credit card lending net charge-offs	37	45
Consumer lending (excluding credit card) net charge-offs	88	168
Total net charge-offs	$145	$250
Commercial lending annualized net charge-off ratio	.60%	1.13%
Credit card lending annualized net charge-off ratio	3.51%	4.44%
Consumer lending (excluding credit card) annualized net charge-off ratio (d)	.72%	1.42%
Total annualized net charge-off ratio (d)	.88%	1.55%

At March 31 Dollars in millions, except as noted	2014	2013
Other Information (Continued) (a)
Home equity portfolio credit statistics: (e)
% of first lien positions at origination (f)	53%	48%
Weighted-average loan-to-value ratios (LTVs) (f) (g)	79%	85%
Weighted-average updated FICO scores (h)	745	743
Annualized net charge-off ratio (d)	.75%	1.97%
Delinquency data: (i)
Loans 30 – 59 days past due	.21%	.23%
Loans 60 – 89 days past due	.08%	.10%
Total accruing loans past due	.29%	.33%
Nonperforming loans	3.12%	3.01%
Other statistics:
ATMs	8,001	7,303
Branches (j)	2,703	2,856
Brokerage account assets (in billions)	$41	$39
Customer-related statistics: (in thousands, except as noted)
Non-branch deposit transactions (k)	31%	20%
Digital consumer customers (l)	43%	37%
(a)	Presented as of March 31, except for net charge-offs and net charge-off ratios, which are for the three months ended.
(b)	Includes nonperforming loans of $1.2 billion at both March 31, 2014 and March 31, 2013.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Ratios for the first three months of 2013 include additional consumer charge-offs taken as a result of alignment with interagency guidance on practices for loans and lines of credit we implemented in the first quarter of 2013.
(e)	Lien position, LTV and FICO statistics are based upon customer balances.
(f)	Lien position and LTV calculations reflect the use of revised assumptions where data is missing.
(g)	LTV statistics are based upon current information.
(h)	Represents FICO scores that are updated at least quarterly.
(i)	Data based upon recorded investment. Past due amounts exclude purchased impaired loans, even if contractually past due, as we are currently accreting interest income over the expected life of the loans.
(j)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(k)	Percentage of total deposit transactions processed at an ATM or through our mobile banking application.
(l)	Represents consumer checking relationships that process the majority of their transactions through non-branch channels.

Retail Banking earned $158 million in the first quarter of 2014 compared with earnings of $120 million for the same period a year ago. The increase in earnings was driven by an increase in noninterest income and lower noninterest expense and provision for credit losses, partially offset by lower net interest income.

Retail Banking continues to augment and refine its core checking account products to enhance the customer experience and grow value. In the first quarter of 2014 we improved the Cash Flow Insight features and customer experience, and we discontinued the sale of free checking to our business banking customers. Retail Banking also continued to focus on growing consumer share of wallet through the sale of liquidity, banking and investment products and improved product value for customers. We are currently piloting Total Insight, an integrated banking and investing experience for our customers.

22    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking also continued to focus on providing more cost effective alternative servicing channels that meet customers’ evolving preferences for convenience.

•	In the first quarter of 2014, approximately 43% of consumer customers used non-branch channels for the majority of their transactions compared with 37% for the same period in 2013.
•	Non-branch deposit transactions via ATM and mobile channels increased to 31% of total deposit transactions in the first quarter of 2014 compared with 20% for the same period a year ago.
•

As part of PNC’s retail branch transformation strategy, 45 branches were converted to universal branches as of March 31, 2014 in a pilot program, and 22 branches were closed or consolidated in the first quarter of 2014. Retail Banking’s primary geographic footprint extends across 17 states and Washington, D.C. Our retail branch network covers nearly half the U.S. population, with 2,703 branches and 8,001 ATMs.

Total revenue for the first three months of 2014 remained stable at $1.5 billion. Net interest income of $980 million decreased $69 million compared with the same period a year ago. The decrease resulted primarily from interest rate spread compression on the value of deposits due to the continued low rate environment and lower purchase accounting accretion and lower yields on loans. Noninterest income increased $80 million compared to the first quarter of 2013. The increase was due primarily to the $62 million pretax gain on the sale of 1 million Visa Class B common shares in the first quarter of 2014, the impact of higher customer-initiated fee-based transactions and growth in brokerage fees.

Net charge-offs were $145 million in the first quarter of 2014 compared with $250 million for the same period in 2013. The decrease was primarily attributable to the impact of alignment with interagency guidance in the first quarter of 2013.

Noninterest expense decreased $31 million in the first three months of 2014 compared to the same period in 2013. The decrease was due to disciplined expense management and the impact of branch consolidations in 2013, partially offset by higher non-credit losses and marketing expense.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding and liquidity to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of customer balances. In the first three months of 2014, average total deposits of $135.5 billion increased $2.1 billion, or 2%, compared with the same period in 2013.

•	Average transaction deposits grew $4.1 billion, or 4%, and average savings deposit balances grew $751 million, or 7%, compared to the prior year quarter as a result of organic deposit growth and continued customer preference for liquidity. In the first three months of 2014, compared with the same period a year ago, average demand deposits increased $2.9 billion, or 6%, to $54.8 billion and average money market deposits increased $1.2 billion, or 2%, to $49.5 billion.

•

Total average certificates of deposit decreased $2.8 billion, or 12%, compared to the same period of 2013. The decline in average certificates of deposit was due to the expected run-off of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy that targets specific products and markets for growth, small businesses, and auto dealerships. In the first quarter of 2014, average total loans were $67.1 billion, an increase of $1.6 billion, or 2%, over the first quarter of 2013.

•

Average indirect auto loans increased $2.0 billion, or 28%, compared to the first three months of 2013. The increase was primarily due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales.

•

Average home equity loans increased $404 million, or 1%, compared to the first three months of 2013. The portfolio grew modestly as increases in term loans were partially offset by declines in lines of credit. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•

Average auto dealer floor plan loans grew $359 million, or 18%, in the first three months of 2014, compared to the same period a year ago, primarily resulting from dealer line utilization and penetration into the Southeast market.

•	Average credit card balances increased $163 million, or 4%, over the first three months of 2013 as a result of organic growth.
•

For the first three months of 2014, compared to the same period a year ago, average loan balances for the remainder of the portfolio declined a net $1.3 billion, driven by a decline in the education portfolio of $673 million and commercial & commercial real estate of $239 million. The discontinued government guaranteed education loan, indirect other and residential mortgage portfolios are primarily run-off portfolios.

Nonperforming assets totaled $1.2 billion at March 31, 2014, a decrease of $49 million, or 4%, over the same period of 2013, driven by a $58 million decline in commercial nonperforming assets.

The PNC Financial Services Group, Inc. – Form 10-Q    23

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Table 22: Corporate & Institutional Banking Table

Three months ended March 31 Dollars in millions, except as noted	2014	2013
Income Statement
Net interest income	$934	$956
Noninterest income
Corporate service fees	268	246
Other	96	139
Noninterest income	364	385
Total revenue	1,298	1,341
Provision for credit losses (benefit)	(13)	14
Noninterest expense	488	480
Pretax earnings	823	847
Income taxes	300	306
Earnings	$523	$541
Average Balance Sheet
Loans
Commercial	$75,506	$69,817
Commercial real estate	20,039	16,876
Equipment lease financing	6,789	6,552
Total commercial lending	102,334	93,245
Consumer	1,125	1,083
Total loans	103,459	94,328
Goodwill and other intangible assets	3,826	3,752
Loans held for sale	894	1,236
Other assets	9,758	12,355
Total assets	$117,937	$111,671
Deposits
Noninterest-bearing demand	$42,772	$40,572
Money market	20,678	17,023
Other	7,531	6,979
Total deposits	70,981	64,574
Other liabilities	7,476	18,779
Total liabilities	$78,457	$83,353
Performance Ratios
Return on average assets	1.80%	1.96%
Noninterest income to total revenue	28	29
Efficiency	38	36
Commercial Mortgage Servicing Portfolio – Serviced For PNC and Others (in billions)
Beginning of period	$308	$282
Acquisitions/additions	23	21
Repayments/transfers	(18)	(13)
End of period	$313	$290
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$311	$329
Capital Markets (c)	$157	$131
Commercial mortgage loans held for sale (d)	$19	$38
Commercial mortgage loan servicing income (e)	55	53
Commercial mortgage servicing rights valuation, net of economic hedge (f)	11	11
Total commercial mortgage banking activities	$85	$102
Average Loans (by C&IB business)
Corporate Banking	$52,253	$49,241
Real Estate	26,003	20,790
Business Credit	12,534	11,181
Equipment Finance	10,210	9,811
Other	2,459	3,305
Total average loans	$103,459	$94,328
Total loans (g)	$105,398	$94,843
Net carrying amount of commercial mortgage servicing rights (g)	$529	$452
Credit-related statistics:
Nonperforming assets (g) (h)	$786	$1,082
Purchased impaired loans (g) (i)	$428	$768
Net charge-offs	$2	$58
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(b)	Includes amounts reported in net interest income and corporate service fees.
(c)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(d)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income, primarily in corporate services fees, from loan servicing and ancillary services, net of changes in fair value on commercial mortgage servicing rights due to time and payoffs for the first three months of 2014 and net of commercial mortgage servicing rights amortization for the first three months of 2013. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(f)	Includes amounts reported in corporate services fees.
(g)	As of March 31.
(h)	Includes nonperforming loans of $.7 billion at March 31, 2014 and $.9 billion at March 31, 2013.
(i)	Recorded investment of purchased impaired loans related to acquisitions.

Corporate & Institutional Banking earned $523 million in the first three months of 2014, a decrease of $18 million compared with the first three months of 2013. The decrease in earnings was due to lower net interest income and lower noninterest income partially offset by a current quarter benefit from the provision for credit losses compared to provision expense in the 2013 period. We continued to focus on building client relationships, including increasing cross sales and adding new clients where the risk-return profile was attractive.

Highlights of Corporate & Institutional Banking’s performance include the following:

•

Corporate & Institutional Banking continued to execute on strategic initiatives, including in the Southeast, by organically growing and deepening client relationships that meet our risk-return measures.

•

Loan commitments increased 1%, or $2.4 billion, to $198.5 billion at March 31, 2014 compared to $196.1 billion at December 31, 2013 and 9%, or $15.9 billion, compared to $182.6 billion at March 31, 2013, primarily due to growth in our Real Estate, Corporate Banking and Business Credit businesses.

•

Period-end loan balances have increased for the fourteenth consecutive quarter increasing 4%, or $3.6 billion, to $105.4 billion at March 31, 2014 compared with $101.8 billion at December 31, 2013 and 11%, or $10.6 billion, compared with $94.8 billion at March 31, 2013.

•

Our Treasury Management business, which ranks among the top providers in the country, continued to invest in markets, products and infrastructure as well as major initiatives such as healthcare. During the first quarter of 2014, following the receipt of regulatory approvals, PNC Bank Canada Branch, PNC Bank, N.A.’s branch in Toronto, Canada, expanded its commercial banking capabilities to include commercial deposits and a comprehensive range of treasury management services.

•	Midland Loan Services was the number one servicer of Fannie Mae and Freddie Mac multifamily and healthcare loans and was the second leading servicer

24    The PNC Financial Services Group, Inc. – Form 10-Q

of commercial and multifamily loans by volume as of December 31, 2013 according to Mortgage Bankers Association. Midland is the only U.S. commercial mortgage servicer to receive the highest primary, master and special servicer ratings from Fitch Ratings, Standard & Poor’s and Morningstar.

Net interest income was $934 million in the first three months of 2014, a decrease of $22 million from the first three months of 2013, reflecting lower purchase accounting accretion and continued interest rate spread compression on loans and deposits, partially offset by higher average loans and deposits.

Corporate service fees were $268 million in the first three months of 2014, increasing $22 million compared to the first three months of 2013. This increase was primarily due to higher merger and acquisition advisory fees. Corporate service fees include the noninterest portion of treasury management revenue, corporate finance fees, including revenue from certain capital markets-related products and services, the noninterest portion of commercial mortgage loan servicing income, and commercial mortgage servicing rights valuation, net of economic hedge.

Other noninterest income was $96 million in the first three months of 2014 compared with $139 million in the first three months of 2013. The decrease of $43 million was driven by lower revenue associated with credit valuations for customer-related derivatives activities and lower multifamily loans originated for sale, primarily to Agencies.

For the first three months of 2014, there was a benefit from the provision for credit losses of $13 million compared to a provision for credit losses of $14 million in first three months of 2013, reflecting continuing improvement in credit quality. Net charge-offs were $2 million in first three months of 2014, which represents a decrease of $56 million compared with the first three months of 2013, primarily attributable to lower levels of commercial real estate and commercial charge-offs.

Nonperforming assets were $786 million, a 27% decrease from March 31, 2013 resulting from improving credit quality.

Noninterest expense was $488 million in the first three months of 2014, an increase of $8 million from the first three months of 2013, primarily driven by higher incentive compensation costs associated with business activity.

Average loans were $103.5 billion in the first three months of 2014 compared with $94.3 billion in the first three months of 2013, an increase of 10% reflecting strong growth in Real Estate, Corporate Banking and Business Credit.

•

Corporate Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Average loans for this business increased $3.0 billion, or 6%, in the first three months of 2014 compared with the first three months of 2013, primarily due to an increase in loan commitments from specialty lending businesses.
•

PNC Real Estate provides commercial real estate and real estate-related lending and is one of the industry’s top providers of both conventional and affordable multifamily financing. Average loans for this business increased $5.2 billion, or 25%, in the first three months of 2014 compared with the first three months of 2013 due to increased originations.

•

PNC Business Credit was one of the top four asset-based lenders in the country as of December 31, 2013, with increasing market share according to the Commercial Finance Association. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans increased $1.4 billion, or 12%, in the first three months of 2014 compared with the first three months of 2013 due to an increase in loan usage and new customer loan originations.

•

PNC Equipment Finance is a recognized leader in providing equipment financing solutions to clients throughout the U.S. and in Canada with over $11.6 billion in equipment finance assets as of March 31, 2014. Average equipment finance assets for the leasing company in the first three months of 2014 were $11.6 billion, an increase of $473 million, or 4%, compared with the first three months of 2013.

Average deposits were $71.0 billion in the first three months of 2014, an increase of $6.4 billion, or 10%, compared with the first three months of 2013 as a result of business growth and inflows into money market and noninterest-bearing deposits.

The commercial mortgage servicing portfolio was $313 billion at March 31, 2014, an increase of 2% compared with December 31, 2013 and an increase of 8% compared to March 31, 2013, as servicing additions exceeded portfolio run-off.

Product Revenue

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all our business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 22 in this Business Segments Review section includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

The PNC Financial Services Group, Inc. – Form 10-Q    25

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, totaled $311 million for the first three months of 2014 compared with $329 million for the first three months of 2013. Lower spreads on deposits drove the decline in revenue in the first three months of 2014 compared with the first three months of 2013. Growth in deposit balances and products such as liquidity management products and payables was strong.

Capital markets revenue includes merger and acquisition advisory fees, loan syndications, derivatives, foreign exchange, asset-backed finance revenue and fixed income activities. Revenue from capital markets-related products and services totaled $157 million in the first three months of 2014 compared with $131 million in the first three months of 2013. The increase in the comparison was driven by the impact of higher merger and acquisition advisory fees and higher corporate finance fees partially offset by lower revenue associated with credit valuations for customer-related derivatives activities.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income from loan servicing and ancillary services, net of changes in commercial mortgage servicing rights due to time and payoffs, and commercial mortgage servicing rights valuations, net of economic hedge and, for the 2013 periods, mortgage servicing rights amortization), and revenue derived from commercial mortgage loans held for sale and related hedges (including loan origination fees, net interest income, valuation adjustments and gains or losses on sales).

Commercial mortgage banking activities resulted in revenue of $85 million in the first three months of 2014 compared with $102 million in the first three months of 2013. The decrease in the comparison was mainly due to lower multifamily loans originated for sale, primarily to Agencies.

ASSET MANAGEMENT GROUP

(Unaudited)

Table 23: Asset Management Group Table

Three months ended March 31 Dollars in millions, except as noted	2014	2013
Income Statement
Net interest income	$71	$73
Noninterest income	199	182
Total revenue	270	255
Provision for credit losses	12	5
Noninterest expense	199	183
Pretax earnings	59	67
Income taxes	22	24
Earnings	$37	$43
Average Balance Sheet
Loans
Consumer	$5,311	$4,793
Commercial and commercial real estate	1,023	1,037
Residential mortgage	771	772
Total loans	7,105	6,602
Goodwill and other intangible assets	272	306
Other assets	222	223
Total assets	$7,599	$7,131
Deposits
Noninterest-bearing demand	$1,338	$1,331
Interest-bearing demand	3,893	3,616
Money market	3,889	3,841
Total transaction deposits	9,120	8,788
CDs/IRAs/savings deposits	436	454
Total deposits	9,556	9,242
Other liabilities	53	60
Total liabilities	$9,609	$9,302
Performance Ratios
Return on average assets	1.97%	2.45%
Noninterest income to total revenue	74	71
Efficiency	74	72
Other Information
Total nonperforming assets (a) (b)	$80	$65
Purchased impaired loans (a) (c)	$96	$105
Total net charge-offs	$1	$3
Assets Under Administration (in billions) (a) (d)
Personal	$112	$112
Institutional	143	124
Total	$255	$236
Asset Type
Equity	$145	$130
Fixed Income	66	70
Liquidity/Other	44	36
Total	$255	$236
Discretionary assets under management
Personal	$84	$77
Institutional	46	41
Total	$130	$118
Asset Type
Equity	$71	$62
Fixed Income	34	39
Liquidity/Other	25	17
Total	$130	$118
Nondiscretionary assets under administration
Personal	$28	$35
Institutional	97	83
Total	$125	$118
Asset Type
Equity	$74	$68
Fixed Income	32	31
Liquidity/Other	19	19
Total	$125	$118

26    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	As of March 31.
(b)	Includes nonperforming loans of $75 million at March 31, 2014 and $62 million at March 31, 2013.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

Asset Management Group earned $37 million in the first quarter of 2014 compared with $43 million in the first quarter of 2013. Assets under administration were $255 billion as of March 31, 2014 compared to $236 billion as of March 31, 2013. Earnings decreased due to higher noninterest expense and provision for credit losses, partially offset by higher noninterest income.

The core growth strategies of the business include increasing sales sourced from other PNC lines of business, maximizing front line productivity and optimizing market presence including additions to staff in high opportunity markets. Wealth Management and Hawthorn provide investment management, private banking and family wealth services to affluent and ultra affluent clients. The businesses have 103 offices operating in 7 out of the 10 most affluent states with a majority co-located with retail banking branches. The businesses’ strategies primarily focus on growing assets under management through expanding relationships directly and through other PNC lines of business and increasing the share of our clients’ investable assets. Institutional Asset Management provides advisory, custody, and retirement administration services to institutional clients primarily within our banking footprint. The business segment also offers a lineup of PNC proprietary mutual funds. Institutional Asset Management is strengthening its partnership with the Corporate Bank to drive growth and is focused on building retirement capabilities and expanding product solutions for all customers.

Assets under administration increased $19 billion compared to a year ago. Discretionary assets under management were $130 billion at March 31, 2014 compared with $118 billion at March 31, 2013. The increase was driven by higher average equity markets and strong sales resulting in positive net flows of $1.6 billion primarily from the institutional business, after adjustments to total net flows for cyclical client activities.

Total revenue for the first quarter of 2014 increased $15 million to $270 million compared with $255 million for 2013, primarily relating to noninterest income due to stronger average equity markets and positive net flows.

Noninterest expense was $199 million in the first quarter of 2014, an increase of $16 million, or 9%, from the prior year first quarter. The increase was primarily attributable to compensation expense and the impact of a legal benefit in the first quarter of 2013. Over the last 12 months, total full-time headcount has increased by approximately 105 positions, or 3%. The business remains focused on managing expenses as it invests in growth opportunities.

Average deposits for the first quarter of 2014 increased $.3 billion, or 3%, from the prior year first quarter. Average transaction deposits grew 4% to $9.1 billion compared with the first quarter of 2013 and were partially offset by the run-off of maturing certificates of deposit. Average loan balances of $7.1 billion increased $.5 billion, or 8%, from the prior year first quarter due to continued growth in the consumer loan portfolio, primarily home equity installment loans, due to favorable interest rates.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Table 24: Residential Mortgage Banking Table

Three months ended March 31 Dollars in millions, except as noted	2014	2013
Income Statement
Net interest income	$40	$48
Noninterest income
Loan servicing revenue
Servicing fees	61	41
Mortgage servicing rights valuation, net of economic hedge	(1)	37
Loan sales revenue
Benefit / (Provision) for residential mortgage repurchase obligations	19	(4)
Loan sales revenue	88	172
Other	(1)	(3)
Total noninterest income	166	243
Total revenue	206	291
Provision for credit losses (benefit)	(1)	20
Noninterest expense	213	200
Pretax earnings (loss)	(6)	71
Income taxes (benefit)	(2)	26
Earnings (loss)	$(4)	$45
Average Balance Sheet
Portfolio loans	$2,036	$2,553
Loans held for sale	1,068	2,038
Mortgage servicing rights (MSR)	1,073	764
Other assets	4,600	5,448
Total assets	$8,777	$10,803
Deposits	$2,100	$3,106
Borrowings and other liabilities	3,464	3,487
Total liabilities	$5,564	$6,593
Performance Ratios
Return on average assets	(.18)%	1.69%
Noninterest income to total revenue	81	84
Efficiency	103	69
Residential Mortgage Servicing Portfolio – Serviced for Third Parties (in billions)
Beginning of period	$114	$119
Acquisitions	2	6
Additions	2	4
Repayments/transfers	(4)	(9)
End of period	$114	$120
Servicing portfolio – third-party statistics: (a)
Fixed rate	94%	92%
Adjustable rate/balloon	6%	8%
Weighted-average interest rate	4.56%	4.80%
MSR asset value (in billions)	$1.1	$.8
MSR capitalization value (in basis points)	92	65
Weighted-average servicing fee (in basis points)	28	28
Residential Mortgage Repurchase Reserve
Beginning of period	$131	$614
(Benefit)/ Provision	(19)	4
Losses – loan repurchases	(9)	(96)
End of Period	$103	$522
Other Information
Loan origination volume (in billions)	$1.9	$4.2
Loan sale margin percentage	4.53%	4.07%
Percentage of originations represented by:
Agency and government programs	99%	100%
Purchase volume (b)	37%	19%
Refinance volume	63%	81%
Total nonperforming assets (a) (c)	$173	$236

The PNC Financial Services Group, Inc. – Form 10-Q    27

(a)	As of March 31.
(b)	Mortgages with borrowers as part of residential real estate purchase transactions.
(c)	Includes nonperforming loans of $130 million at March 31, 2014 and $192 million at March 31, 2013.

Residential Mortgage Banking lost $4 million in the first three months of 2014 compared with earnings of $45 million in the first three months of 2013. Earnings declined from the prior year three month period primarily as a result of decreased loan sales revenue.

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

Residential Mortgage Banking overview:

•

Total loan originations were $1.9 billion for the first three months of 2014 compared with $4.2 billion in the comparable period of 2013. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs (VA) agency guidelines. Refinancings were 63% of originations for the first three months of 2014 and 81% in the first three months of 2013. During the first three months of 2014, 28% of loan originations were under the Home Affordable Refinance Program (HARP).

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At March 31, 2014, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $103 million compared with $522 million at March 31, 2013. See the Recourse And Repurchase Obligations section of this Financial Review and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

•

Residential mortgage loans serviced for others totaled $114 billion at March 31, 2014 and $120 billion at March 31, 2013 as payoffs continued to outpace new direct loan origination volume and acquisitions.

•

Noninterest income was $166 million in the first three months of 2014 compared with $243 million in the first three months of 2013. Increased servicing fees and improvement in residential mortgage repurchase obligations provision were more than offset by decreased loans sales revenue and MSR valuation, net of economic hedge.

•

Noninterest expense was $213 million in the first three months of 2014 compared with $200 million in the first three months of 2013. Increased legal accruals were partially offset by a decrease in foreclosure expenses.

•	The fair value of mortgage servicing rights was $1.1 billion at March 31, 2014 compared with $.8 billion at March 31, 2013. The increase was due to higher mortgage interest rates at March 31, 2014.

BLACKROCK

(Unaudited)

Table 25: BlackRock Table

Information related to our equity investment in BlackRock follows:

Three months ended March 31 Dollars in millions	2014	2013
Business segment earnings (a)	$123	$108
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At March 31.

In billions	March 31 2014	December 31 2013
Carrying value of PNC’s investment in BlackRock (c)	$5.9	$6.0
Market value of PNC’s investment in BlackRock (d)	11.2	11.3
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.0 billion at both March 31, 2014 and December 31, 2013. Our voting interest in BlackRock common stock was approximately 21% at March 31, 2014.
(d)	Does not include liquidity discount.

PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock to partially fund BlackRock long-term incentive plan (LTIP) programs. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 8 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in Note 9 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of our 2013 Form 10-K.

At March 31, 2014, we held approximately 1.3 million shares of BlackRock Series C Preferred Stock, which are available to fund our obligation in connection with the BlackRock LTIP programs.

Our 2013 Form 10-K includes additional information about our investment in BlackRock.

28    The PNC Financial Services Group, Inc. – Form 10-Q

NON-STRATEGIC ASSETS PORTFOLIO

(Unaudited)

Table 26: Non-Strategic Assets Portfolio Table

Three months ended March 31 Dollars in millions	2014	2013
Income Statement
Net interest income	$142	$203
Noninterest income	6	16
Total revenue	148	219
Provision for credit losses (benefit)	(52)	42
Noninterest expense	26	52
Pretax earnings	174	125
Income taxes	64	46
Earnings	$110	$79
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$220	$537
Lease financing	681	688
Total commercial lending	901	1,225
Consumer Lending:
Home equity	3,625	4,158
Residential real estate	5,104	5,938
Total consumer lending	8,729	10,096
Total portfolio loans	9,630	11,321
Other assets (a)	(741)	(586)
Total assets	$8,889	$10,735
Deposits and other liabilities	$231	$168
Total liabilities	$231	$168
Performance Ratios
Return on average assets	5.02%	2.98%
Noninterest income to total revenue	4	7
Efficiency	18	24
Other Information
Nonperforming assets (b) (c)	$798	$999
Purchased impaired loans (b) (d)	$4,654	$5,372
Net charge-offs	$31	$87
Annualized net charge-off ratio	1.31%	3.12%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$201	$493
Lease financing	683	690
Total commercial lending	884	1,183
Consumer Lending
Home equity	3,554	4,209
Residential real estate	5,092	5,880
Total consumer lending	8,646	10,089
Total loans	$9,530	$11,272
(a)	Other assets includes deferred taxes, ALLL and other real estate owned (OREO). Other assets were negative in both periods due to the ALLL.
(b)	As of March 31.
(c)	Includes nonperforming loans of $.6 billion at March 31, 2014 and $.7 billion at March 31, 2013.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At March 31, 2014, this segment contained 80% of PNC’s purchased impaired loans.

This business segment consists of non-strategic assets primarily obtained through acquisitions of other companies. The business activity of this segment is to manage the wind-down of the portfolios while maximizing the value and mitigating risk.

Non-Strategic Assets Portfolio had earnings of $110 million in the first three months of 2014 compared with $79 million in the first three months of 2013. Earnings increased year-over-year due to a current quarter benefit from the provision for credit losses compared to provision expense in the prior year period and lower noninterest expense, partially offset by lower net interest income.

Non-Strategic Assets Portfolio overview:

•

Net interest income was $142 million in the first three months of 2014 compared with $203 million in the first three months of 2013. The decrease was driven by lower scheduled accretion and excess cash recoveries on purchased impaired loans as well as lower average loan balances.

•

Noninterest income was $6 million in the first three months of 2014 compared with $16 million in the first three months of 2013. The decrease was driven by higher provision for estimated losses on home equity loans/lines repurchase obligations.

•

The first three months of 2014 reflected a benefit from the provision for credit losses of $52 million compared to an expense of $42 million in the first three months of 2013. The decline in provision reflected overall credit quality improvement. A contributing economic factor was the increasing value of residential real estate that improved expected cash flows on our purchased impaired loans.

•

Noninterest expense in the first three months of 2014 was $26 million compared with $52 million in the first three months of 2013. The decrease was driven by lower OREO expense, primarily due to lower write-downs on commercial properties as well as lower write-offs of protective advances on residential mortgages.

•

Average portfolio loans declined to $9.6 billion in the first three months of 2014 compared with $11.3 billion in the first three months of 2013. The overall decline was driven by customer payment activity and portfolio management activities to reduce under-performing assets.

•

Nonperforming loans were $.6 billion at March 31, 2014 and $.7 billion at March 31, 2013. The consumer lending portfolio comprised 90% of the nonperforming loans in this segment at March 31, 2014. Nonperforming consumer loans decreased $20 million from March 31, 2013. The commercial lending portfolio comprised 10% of the nonperforming loans as of March 31, 2014. Nonperforming commercial loans decreased $76 million from March 31, 2013.

•

Net charge-offs were $31 million in the first three months of 2014 and $87 million in the first three months of 2013. The decline was due to lower charge-offs experienced across the entire lending portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    29

•

At March 31, 2014, the liability for estimated losses on repurchase and indemnification claims for the Non-Strategic Assets Portfolio was $19 million compared to $25 million at March 31, 2013. See Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies in Item 8 of our 2013 Form 10-K and in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report describe the most significant accounting policies that we use to prepare our consolidated financial statements. Certain of these policies require us to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

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

We discuss the following critical accounting policies and judgments under this same heading in Item 7 of our 2013 Form 10-K:

•	Fair Value Measurements
•	Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit
•	Estimated Cash Flows on Purchased Impaired Loans
•	Goodwill
•	Lease Residuals
•	Revenue Recognition
•	Residential and Commercial Mortgage Servicing Rights
•	Income Taxes
•	Recently Issued Accounting Standards
•	Recent Accounting Pronouncements

We provide additional information about many of these items in the Notes To Consolidated Financial Statements included in Part I, Item l of this Report.

The following critical accounting estimate and judgment has been updated during the first three months of 2014.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio and on the unfunded credit facilities as of the balance sheet date. Our determination of these allowances is based on periodic evaluations of the loan and lease portfolios and unfunded credit facilities and other relevant factors. These critical estimates include the use of significant amounts of PNC’s own historical data and complex methods to interpret them. We have an ongoing process to evaluate and enhance the quality, quantity and timeliness of our data and interpretation methods used in the determination of these allowances. These evaluations are inherently subjective as they require material estimates, and may be susceptible to significant change, and include, among others:

•	Probability of default (PD),
•	Loss given default (LGD),
•	Exposure at date of default,
•	Movement through delinquency stages,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, which may be obtained from third parties, and
•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.5 billion, or 44%, of the ALLL at March 31, 2014 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $2.0 billion, or 56%, of the ALLL at March 31, 2014 has been allocated to these consumer lending categories.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon (1) the

30    The PNC Financial Services Group, Inc. – Form 10-Q

creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This ASU will also require additional disclosures, including: (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. This guidance is effective as of January 1, 2015 and may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. We do not expect this ASU to have a material effect on our results of operations or financial position.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU will limit discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Additionally, the ASU will also require expanded disclosures for discontinued operations. This ASU is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and is to be applied prospectively. Early adoption is permitted for disposals or classifications as held for sale that have not been previously reported in financial statements. We do not expect this ASU to have a material effect on our results of operations or financial position.

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item I of this Report regarding the impact of new accounting standards which we have adopted.

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

We provide additional information on our pension plan in Note 15 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2013 Form 10-K.

RECOURSE AND REPURCHASE OBLIGATIONS

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report, PNC has sold commercial mortgage, residential mortgage and home equity loans/ lines of credit directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets.

COMMERCIAL MORTGAGE LOAN RECOURSE OBLIGATIONS

We originate, close and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment. For more information regarding our Commercial Mortgage Loan Recourse Obligations, see the Recourse and Repurchase Obligations section of Note 17 Commitments and Guarantees included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

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

The PNC Financial Services Group, Inc. – Form 10-Q    31

loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and loan sale transactions. As discussed in Note 2 in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC and the Government National Mortgage Association (GNMA), while Non-Agency securitizations consist of mortgage loan sale transactions with private investors. Mortgage loan sale transactions that are not part of a securitization may involve FNMA, FHLMC or private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. In addition to indemnification and repurchase risk, however, we face other risks of loss with respect to our participation in these programs, some of which are described in Note 23 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 in our 2013 Form 10-K with respect to governmental inquiries related to FHA-insured loans. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

Origination and sale of residential mortgages is an ongoing business activity and, accordingly, management continually assesses the need to recognize indemnification and repurchase liabilities pursuant to the associated investor sale agreements. We establish indemnification and repurchase liabilities for estimated losses on sold first and second-lien mortgages for which indemnification is expected to be provided or for loans that are expected to be repurchased. For the first and second-lien mortgage sold portfolio, we have established an indemnification and repurchase liability pursuant to investor sale agreements based on claims made and our estimate of future claims on a loan by loan basis. To estimate the mortgage repurchase liability arising from breaches of representations and warranties, we consider the following factors: (i) borrower performance in our historically sold portfolio (both actual and estimated future defaults); (ii) the level of outstanding unresolved repurchase claims; (iii) estimated probable future repurchase claims, considering information about file requests, delinquent and liquidated loans, resolved and unresolved mortgage insurance rescission notices and our historical experience with claim rescissions; (iv) the potential ability to cure the defects identified in the repurchase claims (“rescission rate”) and (v) the estimated severity of loss upon repurchase of the loan or collateral, make-whole settlement or indemnification.

For more information see the Recourse and Repurchase Obligations section included in Item 7 of our 2013 Form 10-K and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

The following tables present the unpaid principal balance of repurchase claims by vintage and total unresolved repurchase claims at the respective balance sheet dates.

Table 28: Analysis of Quarterly Residential Mortgage Repurchase Claims by Vintage

Dollars in millions	March 31 2014	December 31 2013
2004 & Prior	$6	$66
2005	4	88
2006	3	27
2007	3	35
2008		9
2008 & Prior	16	225
2009 – 2014	29	19
Total	$45	$244
FNMA, FHLMC and GNMA %	82%	96%

Table 29: Analysis of Quarterly Residential Mortgage Unresolved Asserted Indemnification and Repurchase Claims

Dollars in millions	March 31 2014	December 31 2013
FNMA, FHLMC and GNMA Securitizations	$21	$13
Private Investors (a)	24	22
Total unresolved claims	$45	$35
FNMA, FHLMC and GNMA %	47%	37%
(a)	Activity relates to loans sold through Non-Agency securitization and loan sale transactions.

32    The PNC Financial Services Group, Inc. – Form 10-Q

The table below details our indemnification and repurchase claim settlement activity during the first three months of 2014 and 2013.

Table 30: Analysis of Residential Mortgage Indemnification and Repurchase Claim Settlement Activity

	2014			2013
Three months ended March 31 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC and GNMA securitizations	$14	$6	$6	$155	$91	$34
Private investors (e)	3	3		10	5	2
Total indemnification and repurchase settlements	$17	$9	$6	$165	$96	$36
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and loan sale transactions.

Residential mortgages that we service through FNMA, FHLMC and GNMA securitizations, and for which we could experience a loss if required to repurchase a delinquent loan due to a breach in representations or warranties, were $49 billion at March 31, 2014, of which $230 million was 90 days or more delinquent. These amounts were $48 billion and $253 million, respectively, at December 31, 2013.

In the fourth quarter of 2013, PNC reached agreements with both FNMA and FHLMC to resolve their repurchase claims with respect to loans sold between 2000 and 2008. PNC paid a total of $191 million related to these settlements. The volume of new repurchase demand claims dropped significantly in the first quarter of 2014 compared to the fourth quarter of 2013 as a result of the settlement agreements. Additionally, the liability for estimated losses on indemnification and repurchase claims for residential mortgages decreased to $103 million at March 31, 2014 from $131 million at December 31, 2013.

We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of March 31, 2014 and December 31, 2013. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

HOME EQUITY REPURCHASE OBLIGATIONS

PNC’s repurchase obligations include obligations with respect to certain brokered home equity loans/lines of credit that were sold to a limited number of private investors in the financial services industry by National City prior to our acquisition of National City. PNC is no longer engaged in the brokered home equity lending business, and our exposure under these loan repurchase obligations is limited to repurchases of the loans sold in these transactions. Repurchase activity associated with brokered home equity loans/ lines of credit is reported in the Non-Strategic Assets Portfolio segment.

For more information regarding our Home Equity Repurchase Obligations, see the Recourse and Repurchase Obligations section under Item 7 of our 2013 Form 10-K and Note 17 Commitments and Guarantees included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    33

RISK MANAGEMENT

PNC encounters risk as part of the normal course of operating our business. Accordingly, we design risk management processes to help manage these risks.

The Risk Management section included in Item 7 of our 2013 Form 10-K describes our enterprise risk management framework including risk appetite and strategy, risk culture, risk organization and governance, risk identification and quantification, risk control and limits, and risk monitoring and reporting. Additionally, our 2013 Form 10-K provides an analysis of our key areas of risk, which include but are not limited to credit, operational, model, liquidity and market. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section.

The following information updates our 2013 Form 10-K risk management disclosures.

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

ASSET QUALITY OVERVIEW

Asset quality trends for the first three months of 2014, improved from both December 31, 2013 and March 31, 2013.

•

Overall credit quality continued to improve during the first quarter of 2014. Nonperforming assets at March 31, 2014 decreased $153 million compared with December 31, 2013 as a result of improvements in both consumer and commercial lending. Consumer lending nonperforming loans decreased $84 million, commercial real estate nonperforming loans declined $38 million and commercial nonperforming loans decreased $20 million. Nonperforming assets to total assets were 1.02 percent at March 31, 2014 compared with 1.08 percent at December 31, 2013 and 1.31 percent at March 31, 2013.

•	Overall loan delinquencies of $2.2 billion decreased $.3 billion, or 11%, from year-end 2013 levels. The reduction was largely due to a reduction in accruing government insured residential real estate loans past due 90 days or more of $101 million, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution.

•

Net charge-offs for the first quarter of 2014 were stable compared with fourth quarter 2013 as lower home equity loan net charge-offs were offset by higher residential real estate and commercial loan net charge-offs. In the comparison with first quarter 2013, net charge-offs decreased $270 million reflecting improving credit quality, which was partially offset by $134 million of charge-offs due to the impact of alignment with interagency supervisory guidance in the first quarter of 2013.

•

Provision for credit losses for first quarter 2014 decreased $19 million compared with fourth quarter 2013 and $142 million compared with first quarter 2013 as overall credit quality has continued to improve. A contributing economic factor was the increasing value of residential real estate, which improved expected cash flows from our purchased impaired loans.

•	The level of ALLL decreased to $3.5 billion at March 31, 2014 from $3.6 billion at December 31, 2013 and $3.8 billion at March 31, 2013.

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

NONPERFORMING ASSETS, INCLUDING OREO AND FORECLOSED ASSETS

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. The major categories of nonperforming assets are presented in Table 31.

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

34    The PNC Financial Services Group, Inc. – Form 10-Q

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

At March 31, 2014, TDRs included in nonperforming loans were $1.4 billion, or 48%, of total nonperforming loans compared to $1.5 billion, or 49%, of total nonperforming loans as of December 31, 2013. Within consumer nonperforming loans, residential real estate TDRs comprise 57% of total residential real estate nonperforming loans at March 31, 2014, down from 59% at December 31, 2013. Home equity TDRs comprise 51% of home equity nonperforming loans at March 31, 2014, down from 54% at December 31, 2013. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

At March 31, 2014, our largest nonperforming asset was $35 million in the Real Estate, Rental and Leasing Industry and our average nonperforming loans associated with commercial lending were under $1 million. All of the ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 17% and 5% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of March 31, 2014.

Table 31: Nonperforming Assets By Type

In millions	March 31 2014	December 31 2013
Nonperforming loans
Commercial lending
Commercial
Retail/wholesale trade	$49	$57
Manufacturing	63	58
Service providers	90	108
Real estate related (a)	122	124
Financial services	5	7
Health care	17	19
Other industries	91	84
Total commercial	437	457
Commercial real estate
Real estate projects (b)	401	436
Commercial mortgage	79	82
Total commercial real estate	480	518
Equipment lease financing	6	5
Total commercial lending	923	980
Consumer lending (c)
Home equity (d)	1,117	1,139
Residential real estate
Residential mortgage (d)	829	890
Residential construction	13	14
Credit card	4	4
Other consumer (d)	61	61
Total consumer lending	2,024	2,108
Total nonperforming loans (e)	2,947	3,088
OREO and foreclosed assets
Other real estate owned (OREO) (f)	343	360
Foreclosed and other assets	14	9
Total OREO and foreclosed assets	357	369
Total nonperforming assets	$3,304	$3,457
Amount of commercial lending nonperforming loans contractually current as to remaining principal and interest	$303	$266
Percentage of total commercial lending nonperforming loans	33%	27%
Amount of TDRs included in nonperforming loans	$1,405	$1,511
Percentage of total nonperforming loans	48%	49%
Nonperforming loans to total loans	1.49%	1.58%
Nonperforming assets to total loans, OREO and foreclosed assets	1.66	1.76
Nonperforming assets to total assets	1.02	1.08
Allowance for loan and lease losses to total nonperforming loans (g)	120	117
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(d)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, nonperforming home equity loans increased $214 million, nonperforming residential mortgage loans increased $187 million and nonperforming other consumer loans increased $25 million. Charge-offs were taken on these loans where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $134 million.
(e)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(f)	OREO excludes $238 million and $245 million at March 31, 2014 and December 31, 2013, respectively, related to commercial and residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the FHA or guaranteed by the VA or guaranteed by the Department of Housing and Urban Development.

The PNC Financial Services Group, Inc. – Form 10-Q    35

(g)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

Table 32 : OREO and Foreclosed Assets

In millions	March 31 2014	December 31 2013
Other real estate owned (OREO):
Residential properties	$171	$164
Residential development properties	58	74
Commercial properties	114	122
Total OREO	343	360
Foreclosed and other assets	14	9
Total OREO and foreclosed assets	$357	$369

Total OREO and foreclosed assets decreased $12 million during the first three months of 2014 from $369 million at December 31, 2013, to $357 million at March 31, 2014 and is 11% of total nonperforming assets at March 31, 2014. As of March 31, 2014 and December 31, 2013, 48% and 44%, respectively, of our OREO and foreclosed assets were comprised of 1-4 family residential properties. The lower level of OREO and foreclosed assets was driven mainly by continued elevated sales activity offset slightly by an increase in foreclosures.

Table 33: Change in Nonperforming Assets

In millions	2014	2013
January 1	$3,457	$3,794
New nonperforming assets (a)	633	1,032
Charge-offs and valuation adjustments (b)	(152)	(343)
Principal activity, including paydowns and payoffs	(323)	(258)
Asset sales and transfers to loans held for sale	(85)	(114)
Returned to performing status	(226)	(184)
March 31	$3,304	$3,927
(a)	New nonperforming assets include $560 million of loans added in the first quarter of 2013 due to the alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending.
(b)	Charge-offs and valuation adjustments include $134 million of charge-offs added in the first quarter of 2013 due to the alignment with interagency supervisory guidance discussed in footnote (a) above.

The table above presents nonperforming asset activity during the first three months of 2014 and 2013, respectively. Nonperforming assets decreased $153 million from $3.5 billion at December 31, 2013, as a result of improvements in both consumer and commercial lending. Consumer lending nonperforming loans decreased $84 million, commercial real estate nonperforming loans declined $38 million and commercial nonperforming loans decreased $20 million. Approximately 88% of total nonperforming loans are secured by collateral which would be expected to reduce credit losses and require less reserve in the event of default, and 33% of commercial lending nonperforming loans are contractually current as to both principal and interest obligations. As of March 31, 2014, commercial lending nonperforming loans are carried at approximately 67% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 4 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

Purchased impaired loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable yield represents the excess of the expected cash flows on the loans at the measurement date over the carrying value. Generally decreases, other than interest rate decreases for variable rate notes, in the net present value of expected cash flows of individual commercial or pooled purchased impaired loans would result in an impairment charge to the provision for loan losses in the period in which the change is deemed probable. Generally increases in the net present value of expected cash flows of purchased impaired loans would first result in a recovery of previously recorded allowance for loan losses, to the extent applicable, and then an increase to accretable yield for the remaining life of the purchased impaired loans. Total nonperforming loans and assets in the tables above are significantly lower than they would have been due to this accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of nonperforming loans to total loans and a higher ratio of ALLL to nonperforming loans. See Note 5 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

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

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased from $1.0 billion at December 31, 2013 to $0.9 billion at March 31, 2014. The reduction in both Consumer and Commercial lending early stage delinquencies resulted from improving credit quality. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements of this Report for additional information regarding our nonperforming loan and nonaccrual policies.

36    The PNC Financial Services Group, Inc. – Form 10-Q

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, and/or are in the process of collection, are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans. These loans decreased $.2 billion, or 12%, from $1.5 billion at December 31, 2013, to $1.3 billion at March 31, 2014, mainly due to a decline in government insured residential real estate loans of $.1 billion, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution. The following tables display the delinquency status of our loans at March 31, 2014 and December 31, 2013. Additional information regarding accruing loans past due is included in Note 4 Asset Quality in the Notes To Consolidated Financial Statements of this Report.

Table 34: Accruing Loans Past Due 30 To 59 Days (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Commercial	$93	$81	.09%	.09%
Commercial real estate	35	54	.16	.25
Equipment lease financing	17	31	.23	.41
Home equity	76	86	.21	.24
Residential real estate
Non government insured	101	112	.68	.74
Government insured	82	105	.55	.70
Credit card	26	29	.60	.66
Other consumer
Non government insured	51	62	.23	.28
Government insured	149	154	.66	.68
Total	$630	$714	.32	.37
(a)	Amounts in table represent recorded investment.

Table 35: Accruing Loans Past Due 60 To 89 Days (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Commercial	$20	$20	.02%	.02%
Commercial real estate	25	11	.11	.05
Equipment lease financing		2		.03
Home equity	32	34	.09	.09
Residential real estate
Non government insured	27	30	.18	.20
Government insured	43	57	.29	.38
Credit card	19	19	.44	.43
Other consumer
Non government insured	16	18	.07	.08
Government insured	104	94	.46	.42
Total	$286	$285	.14	.15
(a)	Amounts in table represent recorded investment.

The PNC Financial Services Group, Inc. – Form 10-Q    37

Table 36: Accruing Loans Past Due 90 Days Or More (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Commercial	$28	$42	.03%	.05%
Commercial real estate		2		.01
Residential real estate
Non government insured	30	35	.20	.23
Government insured	924	1,025	6.24	6.80
Credit card	31	34	.72	.77
Other consumer
Non government insured	13	14	.06	.06
Government insured	284	339	1.26	1.50
Total	$1,310	$1,491	.66	.76
(a)	Amounts in table represent recorded investment.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $.2 billion at both March 31, 2014 and December 31, 2013.

HOME EQUITY LOAN PORTFOLIO

Our home equity loan portfolio totaled $35.9 billion as of March 31, 2014, or 18% of the total loan portfolio. Of that total, $21.3 billion, or 59%, was outstanding under primarily variable-rate home equity lines of credit and $14.6 billion, or 41%, consisted of closed-end home equity installment loans. Approximately 3% of the home equity portfolio was on nonperforming status as of March 31, 2014.

As of March 31, 2014, we are in an originated first lien position for approximately 49% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. Historically, we have originated and sold first lien residential real estate mortgages, which resulted in a low percentage of home equity loans where we hold the first lien mortgage position. The remaining 49% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

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

We track borrower performance monthly, including obtaining original LTVs, updated FICO scores at least quarterly, updated LTVs semi-annually, and other credit metrics at least quarterly, including the historical performance of any mortgage loans regardless of lien position that we do or do not hold. This information is used for internal reporting and risk management. For internal reporting and risk management we also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit). As part of our overall risk analysis and monitoring, we segment the home equity portfolio based upon the delinquency, modification status and bankruptcy status of these loans, as well as the delinquency, modification status and bankruptcy status of any mortgage loan with the same borrower (regardless of whether it is a first lien senior to our second lien).

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

38    The PNC Financial Services Group, Inc. – Form 10-Q

second liens in the pool. Our experience has been that the ratio of first to second lien loans has been consistent over time and is appropriately represented in our pools used for roll-rate calculations.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with our home equity lines of credit end of period draw dates is considered in establishing our ALLL. Based upon outstanding balances at March 31, 2014, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 37: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2014	$1,394	$337
2015	1,781	608
2016	1,479	474
2017	2,656	643
2018	1,168	873
2019 and thereafter	3,846	4,676
Total (a) (b)	$12,324	$7,611
(a)	Includes all home equity lines of credit that mature in the remainder of 2014 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes approximately $141 million, $187 million, $52 million, $62 million, $45 million and $561 million of home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, with draw periods scheduled to end in the remainder of 2014, 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively.

Based upon outstanding balances, and excluding purchased impaired loans, at March 31, 2014, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3.37% were 30-89 days past due and approximately 5.61% were 90 days or more past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include a loss mitigation loan modification resulting in a loan that is classified as a TDR.

See Note 4 Asset Quality in the Notes To Consolidated Financial Statements of this Report for additional information.

LOAN MODIFICATIONS AND TROUBLED DEBT RESTRUCTURINGS

CONSUMER LOAN MODIFICATIONS

We modify loans under government and PNC-developed programs based upon our commitment to help eligible homeowners and borrowers avoid foreclosure, where appropriate. Initially, a borrower is evaluated for a modification under a government program. If a borrower does not qualify under a government program, the borrower is then evaluated under a PNC program. Our programs utilize both temporary and permanent modifications and typically reduce the interest rate, extend the term and/or defer principal. Temporary and permanent modifications under programs involving a change to loan terms are generally classified as TDRs. Further, certain payment plans and trial payment arrangements which do not include a contractual change to loan terms may be classified as TDRs. Additional detail on TDRs is discussed below as well as in Note 4 Asset Quality in the Notes To Consolidated Financial Statements of this Report.

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

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our customers’ needs while mitigating credit losses. Table 38 provides the number of accounts and unpaid principal balance of modified consumer real estate related loans and Table 39 provides the number of accounts and unpaid principal balance of modified loans that were 60 days or more past due as of six months, nine months, twelve months and fifteen months after the modification date.

The PNC Financial Services Group, Inc. – Form 10-Q    39

Table 38: Consumer Real Estate Related Loan Modifications

	March 31, 2014		December 31, 2013
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	6,292	$502	6,683	$539
Permanent Modifications	12,235	927	11,717	889
Total home equity	18,527	1,429	18,400	1,428
Residential Mortgages
Permanent Modifications	7,338	1,427	7,397	1,445
Non-Prime Mortgages
Permanent Modifications	4,420	626	4,400	621
Residential Construction
Permanent Modifications	2,376	773	2,260	763
Total Consumer Real Estate Related Loan Modifications	32,661	$4,255	32,457	$4,257

Table 39: Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months		Fifteen Months
March 31, 2014 Dollars in thousands	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity
Third Quarter 2013	32	2.7%							$2,570
Second Quarter 2013	25	2.0	44	3.5%					3,982
First Quarter 2013	36	2.9	47	3.8	57	4.7%			4,406
Fourth Quarter 2012	38	3.0	50	4.0	63	5.0	79	6.3%	8,961
Third Quarter 2012	46	2.9	73	4.6	97	6.0	110	6.9	8,997
Residential Mortgages
Third Quarter 2013	100	9.2							17,324
Second Quarter 2013	138	16.7	162	19.6					28,705
First Quarter 2013	132	16.7	186	23.5	199	25.1			33,261
Fourth Quarter 2012	119	16.7	197	27.6	227	31.8	236	33.1	40,020
Third Quarter 2012	190	20.3	226	24.2	289	30.9	308	32.9	48,023
Non-Prime Mortgages
Third Quarter 2013	26	15.2							2,986
Second Quarter 2013	25	18.8	40	30.1					8,414
First Quarter 2013	12	14.8	12	14.8	16	19.8			2,669
Fourth Quarter 2012	23	19.7	28	23.9	30	25.6	37	31.6	4,803
Third Quarter 2012	24	17.8	31	23.0	33	24.4	38	28.2	5,463
Residential Construction
Third Quarter 2013	1	0.7							7
Second Quarter 2013	3	1.5	7	3.5					788
First Quarter 2013	2	1.2	5	2.9	5	2.9			906
Fourth Quarter 2012	2	1.1	4	2.2	6	3.4	5	2.8	885
Third Quarter 2012	3	1.3	1	0.4	4	1.7	6	2.6	1,230
Temporary Modifications
Home Equity
Third Quarter 2013	4	9.8%							$276
Second Quarter 2013	12	15.8	18	23.7%					1,800
First Quarter 2013	2	2.5	7	8.6	8	9.9%			450
Fourth Quarter 2012	4	4.1	13	13.3	16	16.3	18	18.4%	1,324
Third Quarter 2012	17	11.0	21	13.6	31	20.0	32	20.7	2,329

40    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarters ending September 30, 2012 through September 30, 2013 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status. Accounts that are no longer 60 days or more delinquent, or were re-modified since prior period, are removed from re-default status in the period they are cured or re-modified.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects March 31, 2014 unpaid principal balances of the re-defaulted accounts for the Third Quarter 2013 Vintage at Six Months, for the Second Quarter 2013 Vintage at Nine Months, for the First Quarter 2013 Vintage at Twelve Months, and for the Fourth Quarter 2012 and prior Vintages at Fifteen Months.

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

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of March 31, 2014 and December 31, 2013, 6,262 accounts with a balance of $.9 billion and 5,834 accounts with a balance of $.9 billion, respectively, of residential real estate loans had been modified under HAMP and were still outstanding on our balance sheet.

We do not re-modify a defaulted modified loan except for subsequent significant life events, as defined by the Office of the Comptroller of the Currency (OCC). A modified loan continues to be classified as a TDR for the remainder of its term regardless of subsequent payment performance.

COMMERCIAL LOAN MODIFICATIONS AND PAYMENT PLANS

Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve reduction of the interest rate, extension of the term of the loan and/or forgiveness of principal. Modified commercial loans are usually already nonperforming prior to modification. We evaluate these modifications for TDR classification based upon whether we granted a concession to a borrower experiencing financial difficulties. Additional detail on TDRs is discussed below as well as in Note 4 Asset Quality in the Notes To Consolidated Financial Statements of this Report.

We have established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of March 31, 2014 and December 31, 2013, $44 million and $47 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $15 million and $16 million have been determined to be TDRs as of March 31, 2014 and December 31, 2013, respectively.

TROUBLED DEBT RESTRUCTURINGS

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. For the three months ended March 31, 2014, $.3 billion of loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans, were excluded from the TDR population. The comparable amount for the three months ended March 31, 2013 was $.7 billion.

The PNC Financial Services Group, Inc. – Form 10-Q    41

Table 40: Summary of Troubled Debt Restructurings

In millions	March 31 2014	December 31 2013
Consumer lending:
Real estate-related	$1,925	$1,939
Credit card	157	166
Other consumer	52	56
Total consumer lending	2,134	2,161
Total commercial lending	579	578
Total TDRs	$2,713	$2,739
Nonperforming	$1,405	$1,511
Accruing (a)	1,151	1,062
Credit card	157	166
Total TDRs	$2,713	$2,739
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

Total TDRs decreased $26 million, or 1%, during the first three months of 2014. Nonperforming TDRs totaled $1.4 billion, which represents approximately 48% of total nonperforming loans.

TDRs that are performing, including credit card loans, are excluded from nonperforming loans. Generally, these loans have been returned to performing status as the borrowers have been performing under the restructured terms for at least six consecutive months. These TDRs increased $80 million, or 7%, during 2014 to $1.3 billion as of March 31, 2014. This increase reflects the further seasoning and performance of the TDRs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status. See Note 4 Asset Quality in the Notes To Consolidated Financial Statements in this Report for additional information.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $186 million in net charge-offs for the first three months of 2014, compared to $456 million in the first three months of 2013. Commercial lending net charge-offs decreased from $121 million in the first three months of 2013 to $31 million in the first three months of 2014. Consumer lending net charge-offs decreased from $335 million, which included $134 million due to the impact of alignment with interagency supervisory guidance, in the first three months of 2013 to $155 million in the first three months of 2014.

Table 41: Loan Charge-Offs And Recoveries

Three months ended March 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (annualized)
2014
Commercial	$85	$51	$34	.15%
Commercial real estate	18	20	(2)	(.04)
Equipment lease financing	2	3	(1)	(.05)
Home equity	95	19	76	.85
Residential real estate	8	(1)	9	.25
Credit card	43	5	38	3.60
Other consumer	49	17	32	.57
Total	$300	$114	$186	.38
2013
Commercial	$114	$63	$51	.25%
Commercial real estate	86	13	73	1.57
Equipment lease financing	3	6	(3)	(.17)
Home equity	194	13	181	2.05
Residential real estate	79	(1)	80	2.15
Credit card	50	5	45	4.42
Other consumer	43	14	29	.55
Total	$569	$113	$456	.99

Total net charge-offs are lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 5 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on net charge-offs related to these loans.

42    The PNC Financial Services Group, Inc. – Form 10-Q

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At March 31, 2014, we had established reserves of $.9 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition. See Note 5 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

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

We refer you to Note 4 Asset Quality and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information on certain key asset quality indicators that we use to evaluate our portfolio and establish the allowances.

The PNC Financial Services Group, Inc. – Form 10-Q    43

Table 42: Allowance for Loan and Lease Losses

Dollars in millions	2014	2013
January 1	$3,609	$4,036
Total net charge-offs	(186)	(456)
Provision for credit losses	94	236
Net change in allowance for unfunded loan commitments and letters of credit	14	12
Other	(1)
March 31	$3,530	$3,828
Net charge-offs to average loans (for the three months ended) (annualized) (a)	.38%	.99%
Allowance for loan and lease losses to total loans	1.78	2.05
Commercial lending net charge-offs	$(31)	$(121)
Consumer lending net charge-offs	(155)	(335)
Total net charge-offs	$(186)	$(456)
Net charge-offs to average loans (for the three months ended) (annualized)
Commercial lending	.11%	.45%
Consumer lending (a)	.81	1.78
(a)	Includes charge-offs of $134 million taken pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013.

The provision for credit losses totaled $94 million for the first three months of 2014 compared to $236 million for the first three months of 2013. The primary driver of the decrease to the provision was improved overall credit quality, including improved commercial loan risk factors, lower consumer loan delinquencies, and the increasing value of residential real estate, which resulted in greater expected cash flows for our purchased impaired loans. For the first three months of 2014, the provision for commercial lending credit losses decreased by $37 million, or 67%, from the first three months of 2013. The provision for consumer lending credit losses decreased $105 million, or 58%, from the first three months of 2013.

At March 31, 2014, total ALLL to total nonperforming loans was 120%. The comparable amount for December 31, 2013 was 117%. These ratios are 76% and 72%, respectively, when excluding the $1.3 billion and $1.4 billion, respectively, of ALLL at March 31, 2014 and December 31, 2013 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted based on our estimate of expected cash flows and additional allowance is recorded when these cash flows are below recorded investment. See Table 31 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, charge-offs and changes in aggregate portfolio balances. During the first three months of 2014, improving asset quality trends, including, but not limited to, delinquency status and improving economic conditions, realization of previously estimated losses through charge-offs and overall portfolio growth, combined to result in the ALLL balance declining $.1 billion, or 2% to $3.5 billion as of March 31, 2014 compared to December 31, 2013.

See Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 5 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit.

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

44    The PNC Financial Services Group, Inc. – Form 10-Q

Management’s Asset and Liability Committee and the Board of Directors’ Risk Committee regularly review compliance with the established limits.

BANK LEVEL LIQUIDITY – USES

At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of March 31, 2014, there were approximately $9.6 billion of bank borrowings with contractual maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. See the Bank Level Liquidity – Sources section below.

BANK LEVEL LIQUIDITY – SOURCES

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Total deposits increased to $222.4 billion at March 31, 2014 from $220.9 billion at December 31, 2013, primarily driven by growth in transactions deposits. Assets determined by PNC to be liquid (liquid assets) and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At March 31, 2014, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $18.4 billion and securities available for sale totaling $47.5 billion. Of our total liquid assets of $65.9 billion, we had $17.3 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities.

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

On January 16, 2014, PNC Bank, N.A. established a new bank note program under which it may from time to time offer up to $25 billion aggregate principal amount at any one time outstanding of its unsecured senior and subordinated notes due more than nine months from their date of issue (in the case of senior notes) and due five years or more from their date of issue (in the case of subordinated notes). The $25 billion of notes authorized to be issued and outstanding at any one time includes notes issued by PNC Bank, N.A. prior to January 16, 2014 under the 2004 bank note program and those notes PNC Bank, N.A. has acquired through the acquisition of other banks, in each case for so long as such notes remain outstanding. The terms of the new program do not affect any of the bank notes issued prior to January 16, 2014. At March 31, 2014, PNC Bank, N.A. had $14.2 billion of bank notes outstanding including the following issued during 2014:

•	$750 million of senior notes with a maturity date of January 28, 2019. Interest is payable semi-annually, at a fixed rate of 2.200% on January 28 and July 28 of each year, beginning on July 28, 2014,
•

$1.0 billion of senior notes with a maturity date of January 27, 2017. Interest is payable semi-annually, at a fixed rate of 1.125% on January 27 and July 27 of each year, beginning on July 27, 2014, and

•

$1.0 billion of senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of April 15, 2015, subject to the holder’s monthly option to extend, and a final maturity date of April 15, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .235%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on January 15, April 15, July 15 and October 15 of each year, beginning on July 15, 2014.

Total senior and subordinated debt of PNC Bank, N.A. increased to $15.5 billion at March 31, 2014 from $14.6 billion at December 31, 2013 primarily due to $2.8 billion in new borrowing less $1.9 billion in calls and maturities.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At March 31, 2014, our unused secured borrowing capacity was $12.3 billion with FHLB-Pittsburgh. Total FHLB borrowings increased to $13.9 billion at March 31, 2014 from $12.9 billion at December 31, 2013 due to $4.0 billion of new issuances offset by $3.0 billion in calls and maturities. The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank, N.A. to secure certain public deposits. PNC Bank, N.A. began using standby letters of credit issued by the FHLB-Pittsburgh in response to anticipated short-term regulatory standards. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank, N.A. At both March 31, 2014 and December 31, 2013, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $6.2 billion.

PNC Bank, N.A. has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of March 31, 2014, there was $4.9 billion outstanding under this program. During the fourth quarter of 2013, PNC finalized the wind down of Market Street Funding LLC (“Market Street”), a multi-seller asset-backed commercial paper conduit administered by PNC Bank, N.A. As part of the wind down

The PNC Financial Services Group, Inc. – Form 10-Q    45

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

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At March 31, 2014, our unused secured borrowing capacity was $20.2 billion with the Federal Reserve Bank.

PARENT COMPANY LIQUIDITY – USES

The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of March 31, 2014, there were approximately $2.3 billion of parent company borrowings with maturities of less than one year.

Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions. See the Parent Company Liquidity – Sources section below.

See Capital and Liquidity Actions in the Executive Summary section of this Financial Review for information on our 2014 capital plan that was accepted by the Federal Reserve, which included certain share repurchases under PNC’s existing common stock repurchase authorization and the dividend increase described below.

On April 3, 2014, consistent with our 2014 capital plan, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from 44 cents per common share to 48 cents per common share. For the second quarter of 2014, the increased dividend was payable to shareholders of record at the close of business on April 15, 2014 and was paid on May 5, 2014.

See the Supervision and Regulation section of Item 1 Business in our 2013 Form 10-K for additional information regarding the Federal Reserve’s CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, as well as for information on new qualitative and quantitative liquidity risk management standards proposed by the U.S. banking agencies.

During 2014, the parent company used cash for the following:

•	On March 28, 2014, we used $1.0 billion of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A., and
•

In March 2014, PNC repurchased $50 million of common shares to mitigate the financial impact of employee benefit plan transactions, as described in more detail in Item 2 Unregistered Sales Of Equity Securities And Use of Proceeds in Part II of this Report.

PARENT COMPANY LIQUIDITY – SOURCES

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.2 billion at March 31, 2014. See Note 22 Regulatory Matters in Item 8 of our 2013 Form 10-K for a further discussion of these limitations. We provide additional information on certain contractual restrictions in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2013 Form 10-K.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of March 31, 2014, the parent company had approximately $5.4 billion in funds available from its cash and investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital instruments, in public or private markets and commercial paper. We have an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. Total senior and subordinated debt and hybrid capital instruments decreased to $10.2 billion at March 31, 2014 from $10.7 billion at December 31, 2013.

See Note 19 Subsequent Events in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for information on the issuance of subordinated notes of $750 million on April 28, 2014.

46    The PNC Financial Services Group, Inc. – Form 10-Q

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of March 31, 2014, there were no issuances outstanding under this program.

Note 19 Equity in Item 8 of our 2013 Form 10-K describes the 16,885,192 warrants we have outstanding, each to purchase one share of PNC common stock at an exercise price of $67.33 per share. These warrants were sold by the U.S. Treasury in a secondary public offering in May 2010 after the U.S. Treasury exchanged its TARP Warrant. These warrants will expire December 31, 2018. These warrants are considered in the calculation of diluted earnings per common share in Note 13 Earnings Per Share in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

STATUS OF CREDIT RATINGS

The cost and availability of short-term and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by PNC’s debt ratings.

In general, rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current legislative and regulatory environment, including implied government support. In addition, rating agencies themselves have been subject to scrutiny arising from the most recent financial crisis and could make or be required to make substantial changes to their ratings policies and practices, particularly in response to legislative and regulatory changes, including as a result of provisions in Dodd-Frank. Potential changes in the legislative and regulatory environment and the timing of those changes could impact our ratings, which as noted above, could impact our liquidity and financial condition. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition.

Table 43: Credit Ratings as of March 31, 2014 for PNC and PNC Bank, N.A.

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB	BBB-

PNC Bank, N.A.
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

COMMITMENTS

The following tables set forth contractual obligations and various other commitments as of March 31, 2014 representing required and potential cash outflows.

Table 44: Contractual Obligations

		Payment Due By Period
March 31, 2014 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$22,380	$15,525	$3,542	$614	$2,699
Borrowed funds (a) (b)	46,806	16,292	15,025	6,635	8,854
Minimum annual rentals on noncancellable leases	2,627	383	617	467	1,160
Nonqualified pension and postretirement benefits	534	58	113	111	252
Purchase obligations (c)	682	400	232	27	23
Total contractual cash obligations	$73,029	$32,658	$19,529	$7,854	$12,988
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At March 31, 2014, we had a liability for unrecognized tax benefits of $109 million, which represents a reserve for tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 15 Income Taxes in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

Our contractual obligations totaled $73.5 billion at December 31, 2013. The decrease in the comparison is primarily attributable to a decline in time deposits partially offset by the increase in borrowed funds. See Funding and Capital Sources in the Consolidated Balance Sheet Review section of this Financial Review for additional information regarding our funding sources.

The PNC Financial Services Group, Inc. – Form 10-Q    47

Table 45: Other Commitments (a)

		Amount Of Commitment Expiration By Period
March 31, 2014 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded credit commitments	$129,644	$51,240	$44,180	$33,279	$945
Net outstanding standby letters of credit (b)	10,607	4,739	4,748	1,119	1
Reinsurance agreements (c)	5,168	2,675	29	29	2,435
Other commitments (d)	933	674	221	35	3
Total commitments	$146,352	$59,328	$49,178	$34,462	$3,384
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $6.3 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers. Balances represent estimates based on availability of financial information.
(d)	Includes unfunded commitments related to private equity investments of $153 million and additional obligations related to direct investment of $6 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $698 million and other direct equity investments of $76 million that are included in Other liabilities on our Consolidated Balance Sheet.

Our total commitments were relatively flat at March 31, 2014 compared to the $146.8 billion reported at December 31, 2013.

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

48    The PNC Financial Services Group, Inc. – Form 10-Q

Sensitivity results and market interest rate benchmarks for the first quarters of 2014 and 2013 follow:

Table 46: Interest Sensitivity Analysis

	First Quarter 2014	First Quarter 2013
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.1%	2.1%
100 basis point decrease (a)	(.8)%	(1.2)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	6.9%	8.0%
100 basis point decrease (a)	(4.5)%	(4.8)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(2.2)	(5.6)
Key Period-End Interest Rates
One-month LIBOR	.15%	.20%
Three-year swap	.99%	.54%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity to Alternative Rate Scenarios (First Quarter 2014) table reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 47: Net Interest Income Sensitivity to Alternative Rate Scenarios (First Quarter 2014)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.5%	1.0%	(.7)%
Second year sensitivity	3.3%	4.7%	(3.6)%

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

Table 48: Alternate Interest Rate Scenarios: One Year Forward

The first quarter 2014 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

MARKET RISK MANAGEMENT – CUSTOMER-RELATED TRADING RISK

We engage in fixed income securities, derivatives and foreign exchange transactions to support our customers’ investing and hedging activities. These transactions, related hedges and the credit valuation adjustment (CVA) related to our customer derivatives portfolio are marked-to-market daily and reported as customer-related trading activities. We do not engage in proprietary trading of these products.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. We calculate a diversified VaR at a 95% confidence interval. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes.

During the first three months of 2014, our 95% VaR ranged between $3.1 million and $3.9 million, averaging $3.5 million. During the first three months of 2013, our 95% VaR ranged between $3.2 million and $5.3 million, averaging $3.8 million.

The PNC Financial Services Group, Inc. – Form 10-Q    49

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Our customer-related trading activity includes customer revenue and intraday hedging which helps to reduce losses, and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There were no such instances during the first three months of 2014 or the first three months of 2013 where actual losses exceeded the prior day VaR measure under our diversified VaR measure. We use a 500 day look back period for backtesting and include customer-related revenue.

The following graph shows a comparison of enterprise-wide gains and losses against prior day diversified VaR for the period indicated.

Table 49: Enterprise-Wide Gains/Losses Versus Value-at-Risk

Total customer-related trading revenue was as follows:

Table 50: Customer-Related Trading Revenue

Three months ended March 31 In millions	2014	2013
Net interest income	$8	$9
Noninterest income	42	51
Total customer-related trading revenue	$50	$60
Securities underwriting and trading (a)	$21	$25
Foreign exchange	28	19
Financial derivatives and other	1	16
Total customer-related trading revenue	$50	$60
(a)	Includes changes in fair value for certain loans accounted for at fair value.

Customer-related trading revenue for the first quarter of 2014 decreased $10 million compared with the first quarter of 2013. The decrease was mainly due to the impact of changes in market interest rates on credit valuations related to customer-related derivatives.

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

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is an estimate of the potential value depreciation over a one year horizon commensurate with solvency expectations of an institution rated single-A by the credit rating agencies. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. See Note 8 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and Note 9 Fair Value in Item 8 of our 2013 Form 10-K for additional information.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 51: Equity Investments Summary

In millions	March 31 2014	December 31 2013
BlackRock	$5,942	$5,940
Tax credit investments (a)	2,271	2,572
Private equity	1,748	1,656
Visa	135	158
Other	241	234
Total	$10,337	$10,560
(a)	The December 31, 2013 amount has been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

BLACKROCK

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at March 31, 2014, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

50    The PNC Financial Services Group, Inc. – Form 10-Q

TAX CREDIT INVESTMENTS

Included in our equity investments are direct tax credit investments and equity investments held by consolidated partnerships which totaled $2.3 billion at March 31, 2014 and $2.6 billion at December 31, 2013. These equity investment balances include unfunded commitments totaling $698 million and $802 million at March 31, 2014 and December 31, 2013, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report has further information on Tax Credit Investments.

PRIVATE EQUITY

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.7 billion at both March 31, 2014 and December 31, 2013. As of March 31, 2014, $1.1 billion was invested directly in a variety of companies and $.6 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $229 million as of March 31, 2014. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors included in our 2013 Form 10-K for discussion of potential impacts of the Volcker Rule provisions of Dodd-Frank on our holding interests in and sponsorship of private equity or hedge funds.

Our unfunded commitments related to private equity totaled $153 million at March 31, 2014 compared with $164 million at December 31, 2013.

VISA

During the first three months of 2014, we sold 1 million of Visa Class B common shares, in addition to the 13 million shares sold in the previous two years. We have entered into swap agreements with the purchaser of the shares as part of these sales. See Note 8 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information. At March 31, 2014, our investment in Visa Class B common shares totaled approximately 9 million shares and was valued at $135 million. Based on the March 31, 2014 closing price of $215.86 for the Visa Class A common shares, the fair value of our total investment was approximately $850 million at the current conversion rate, which reflects adjustments in respect of all litigation funding by Visa to date. The Visa Class B common shares that we own are transferable only under limited circumstances (including those applicable to the sales in the first quarter of 2014 and in the previous two years) until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation.

Our 2013 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation. See also Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

OTHER INVESTMENTS

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At March 31, 2014, other investments totaled $241 million compared with $234 million at December 31, 2013. We recognized net gains related to these investments of $8 million and $20 million during the first three months of 2014 and 2013, respectively.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments were immaterial at both March 31, 2014 and December 31, 2013.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K and in Note 8 Fair Value and Note 12

The PNC Financial Services Group, Inc. – Form 10-Q    51

Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report, which is incorporated here by reference.

Not all elements of interest rate, market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at March 31, 2014 and December  31, 2013.

Table 52: Financial Derivatives Summary

	March 31, 2014		December 31, 2013
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$37,458	$821	$36,197	$825
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$114,805	$319	$119,679	$330
Total derivatives used for commercial mortgage banking activities	49,880	(5)	53,149	(12)
Total derivatives used for customer-related activities	172,878	137	169,534	138
Total derivatives used for other risk management activities	2,910	(430)	2,697	(422)
Total derivatives not designated as hedging instruments	$340,473	$21	$345,059	$34
Total Derivatives	$377,931	$842	$381,256	$859
(a)	Represents the net fair value of assets and liabilities.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2014, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2014, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Basel III common equity Tier 1 capital – Common stock plus related surplus, net of treasury stock, plus retained earnings, plus accumulated other comprehensive income for securities currently and previously held as available for sale, plus accumulated other comprehensive income for pension and other post postretirement benefit plans, less goodwill, net of associated deferred tax liabilities, less other disallowed intangibles, net of deferred tax liabilities and plus/less other adjustments.

Basel III common equity Tier 1 capital ratio – Common equity Tier 1 capital divided by period-end risk-weighted assets (as applicable).

Basel III Tier 1 capital – Common equity Tier 1 capital, plus preferred stock, plus certain trust preferred capital securities, plus certain noncontrolling interests that are held by others and plus/ less other adjustments.

Basel III Tier 1 capital ratio – Tier 1 capital divided by period-end risk-weighted assets (as applicable).

Basel III Total capital – Tier 1 capital plus qualifying subordinated debt, plus certain trust preferred securities, plus, under the Basel III transitional rules and the standardized approach, the allowance for loan and lease losses included in Tier 2 capital and other.

52    The PNC Financial Services Group, Inc. – Form 10-Q

Basel III Total capital ratio – Total capital divided by period-end risk-weighted assets (as applicable).

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

The PNC Financial Services Group, Inc. – Form 10-Q    53

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

Leverage ratio – Tier 1 capital divided by average quarterly adjusted total assets.

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

54    The PNC Financial Services Group, Inc. – Form 10-Q

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

Residential mortgage servicing rights valuation, net of economic hedge – We have elected to measure acquired or originated residential mortgage servicing rights (MSRs) at fair value under GAAP. We employ a risk management strategy designed to protect the economic value of MSRs from changes in interest rates. This strategy utilizes securities and a portfolio of derivative instruments to hedge changes in the fair value of MSRs arising from changes in interest rates. These financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the MSR portfolio. Net MSR hedge gains/(losses) represent the change in the fair value of MSRs, exclusive of changes due to time decay and payoffs, combined with the change in the fair value of the associated securities and derivative instruments.

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

The PNC Financial Services Group, Inc. – Form 10-Q    55

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

56    The PNC Financial Services Group, Inc. – Form 10-Q

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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the U.S. economic expansion will speed up to an above trend growth rate near 2.8 percent in 2014 as drags from Federal fiscal restraint subside and that short-term interest rates will remain very low and bond yields will rise only slowly in 2014. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

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

The PNC Financial Services Group, Inc. – Form 10-Q    57

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

We provide greater detail regarding these as well as other factors in our 2013 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

58    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data Unaudited	Three months ended March 31
	2014	2013
Interest Income
Loans	$1,899	$2,029
Investment securities	427	470
Other	84	112
Total interest income	2,410	2,611
Interest Expense
Deposits	78	93
Borrowed funds	137	129
Total interest expense	215	222
Net interest income	2,195	2,389
Noninterest Income
Asset management	364	308
Consumer services	290	296
Corporate services	301	277
Residential mortgage	161	234
Service charges on deposits	147	136
Net gains on sales of securities	10	14
Other-than-temporary impairments	(2)	(1)
Less: Noncredit portion of other-than-temporary impairments (a)	–	9
Net other-than-temporary impairments	(2)	(10)
Other	311	311
Total noninterest income	1,582	1,566
Total revenue	3,777	3,955
Provision For Credit Losses	94	236
Noninterest Expense
Personnel	1,080	1,169
Occupancy	218	211
Equipment	201	183
Marketing	52	45
Other (b)	713	760
Total noninterest expense	2,264	2,368
Income before income taxes and noncontrolling interests	1,419	1,351
Income taxes (b)	359	356
Net income	1,060	995
Less: Net income (loss) attributable to noncontrolling interests (b)	(2)	(8)
Preferred stock dividends and discount accretion and redemptions	70	75
Net income attributable to common shareholders	$992	$928
Earnings Per Common Share
Basic	$1.86	$1.76
Diluted	1.82	1.74
Average Common Shares Outstanding
Basic	532	526
Diluted	539	528
(a)	Included in accumulated other comprehensive income (loss). The amount for the first quarter of 2014 was less than $.5 million.
(b)	Prior period amounts have been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    59

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions Unaudited	Three months ended March 31
	2014	2013
Net income (a)	$1,060	$995
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	189	(170)
Net unrealized gains (losses) on OTTI securities	66	141
Net unrealized gains (losses) on cash flow hedge derivatives	(5)	(107)
Pension and other postretirement benefit plan adjustments	82	46
Other	11	(6)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	343	(96)
Income tax benefit (expense) related to items of other comprehensive income	(123)	29
Other comprehensive income (loss), after tax and net of reclassifications into Net income	220	(67)
Comprehensive income	1,280	928
Less: Comprehensive income (loss) attributable to noncontrolling interests (a)	(2)	(8)
Comprehensive income attributable to PNC	$1,282	$936
(a)	Prior period amounts have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

See accompanying Notes To Consolidated Financial Statements.

60    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except par value	March 31 2014	December 31 2013
Assets
Cash and due from banks (includes $5 and $5 for VIEs) (a)	$4,723	$4,043
Federal funds sold and resale agreements (includes $186 and $207 measured at fair value) (b)	1,143	1,986
Trading securities	2,381	3,073
Interest-earning deposits with banks (includes $6 and $7 for VIEs) (a)	14,877	12,135
Loans held for sale (includes $1,634 and $1,901 measured at fair value) (b)	2,102	2,255
Investment securities	58,644	60,294
Loans (includes $1,632 and $1,736 for VIEs) (a) (includes $1,050 and $1,025 measured at fair value) (b)	198,242	195,613
Allowance for loan and lease losses (includes $(55) and $(58) for VIEs) (a)	(3,530)	(3,609)
Net loans	194,712	192,004
Goodwill	9,074	9,074
Other intangible assets	2,115	2,216
Equity investments (includes $375 and $582 for VIEs) (a) (c)	10,337	10,560
Other (includes $537 and $591 for VIEs) (a) (includes $337 and $338 measured at fair value) (b)	23,315	22,552
Total assets	$323,423	$320,192
Liabilities
Deposits
Noninterest-bearing	$70,063	$70,306
Interest-bearing	152,319	150,625
Total deposits	222,382	220,931
Borrowed funds
Federal funds purchased and repurchase agreements	3,233	4,289
Federal Home Loan Bank borrowings	13,911	12,912
Bank notes and senior debt	13,861	12,603
Subordinated debt	8,289	8,244
Commercial paper	4,923	4,997
Other (includes $402 and $414 for VIEs) (a) (includes $181 and $184 measured at fair value) (b)	2,589	3,060
Total borrowed funds	46,806	46,105
Allowance for unfunded loan commitments and letters of credit	228	242
Accrued expenses (includes $75 and $83 for VIEs) (a) (c)	4,808	4,690
Other (includes $157 and $252 for VIEs) (a)	4,281	4,187
Total liabilities	278,505	276,155
Equity
Preferred stock (d)
Common stock ($5 par value, authorized 800 shares, issued 540 shares)	2,700	2,698
Capital surplus – preferred stock	3,943	3,941
Capital surplus – common stock and other	12,394	12,416
Retained earnings (c)	24,010	23,251
Accumulated other comprehensive income	656	436
Common stock held in treasury at cost: 6 and 7 shares	(382)	(408)
Total shareholders’ equity	43,321	42,334
Noncontrolling interests (c)	1,597	1,703
Total equity	44,918	44,037
Total liabilities and equity	$323,423	$320,192
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which we have elected the fair value option.
(c)	Prior period amounts have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(d)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    61

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2014	2013
Operating Activities
Net income (a)	$1,060	$995
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	94	236
Depreciation and amortization	236	283
Deferred income taxes (a)	17	259
Net gains on sales of securities	(10)	(14)
Net other-than-temporary impairments	2	10
Mortgage servicing rights valuation adjustment	125	(41)
Gain on sale of Visa Class B common shares	(62)
Undistributed earnings of BlackRock	(101)	(73)
Excess tax benefits from share-based payment arrangements	(16)	(4)
Net change in
Trading securities and other short-term investments	616	112
Loans held for sale	(12)	69
Other assets	(356)	66
Accrued expenses and other liabilities (a)	356	(845)
Other (a)	(29)	(41)
Net cash provided (used) by operating activities	1,920	1,012
Investing Activities
Sales
Securities available for sale	1,347	1,240
Loans	697	351
Repayments/maturities
Securities available for sale	1,654	2,610
Securities held to maturity	520	708
Purchases
Securities available for sale	(1,690)	(2,770)
Securities held to maturity		(186)
Loans	(216)	(361)
Net change in
Federal funds sold and resale agreements	842	187
Interest-earning deposits with banks	(2,741)	2,443
Loans	(3,318)	(975)
Other (b)	(80)	133
Net cash provided (used) by investing activities	(2,985)	3,380

(continued on following page)

62    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

In millions Unaudited	Three months ended March 31
	2014	2013
Financing Activities
Net change in
Noninterest-bearing deposits	$(254)	$(5,307)
Interest-bearing deposits	1,694	3,806
Federal funds purchased and repurchase agreements	(1,055)	674
Commercial paper	(19)	(1,090)
Other borrowed funds	(626)	(242)
Sales/issuances
Federal Home Loan Bank borrowings	4,000
Bank notes and senior debt	1,743	998
Subordinated debt		744
Commercial paper	3,152	2,372
Other borrowed funds	335	275
Common and treasury stock	126	29
Repayments/maturities
Federal Home Loan Bank borrowings	(3,001)	(3,954)
Bank notes and senior debt	(495)	(444)
Subordinated debt	16	17
Commercial paper	(3,207)	(2,782)
Other borrowed funds	(336)	(90)
Excess tax benefits from share-based payment arrangements	16	4
Redemption of noncontrolling interests		(375)
Acquisition of treasury stock	(41)	(22)
Preferred stock cash dividends paid	(68)	(67)
Common stock cash dividends paid	(235)	(210)
Net cash provided (used) by financing activities	1,745	(5,664)
Net Increase (Decrease) In Cash And Due From Banks	680	(1,272)
Cash and due from banks at beginning of period	4,043	5,220
Cash and due from banks at end of period	$4,723	$3,948
Supplemental Disclosures
Interest paid	$205	$233
Income taxes paid	20	32
Income taxes refunded	1
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	70	(17)
Transfer from loans to foreclosed assets	161	201
(a)	Prior period amounts have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Includes the impact of the consolidation of a variable interest entity as of March 31, 2013.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    63

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

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2014 presentation, which did not have a material impact on our consolidated financial condition or results of operations. We also evaluate the materiality of identified errors in the financial statements using both an income statement and a balance sheet approach, based on relevant quantitative and qualitative factors. The financial statements include certain adjustments to correct immaterial errors related to previously reported periods. Prior period financial statements also reflect the retrospective application of Accounting Standards Update (ASU) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2013 Annual Report on Form 10-K. Reference is made to Note 1 Accounting Policies in the 2013 Form 10-K for a detailed description of significant accounting policies. Included herein are policies that are required to be disclosed on an interim basis as well as policies where there has been a significant change within the first three months of 2014. These interim consolidated financial statements serve to update the 2013 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

64    The PNC Financial Services Group, Inc. – Form 10-Q

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

•	Deterioration in the financial position of the borrower resulting in the loan moving from accrual to cash basis accounting;
•	The collection of principal or interest is 90 days or more past due unless the asset is both well-secured and/or in the process of collection;
•	Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, whether 90 days have passed or not;
•	The borrower has filed or will likely file for bankruptcy;
•	The bank advances additional funds to cover principal or interest;
•	We are in the process of liquidating a commercial borrower; or
•	We are pursuing remedies under a guarantee.

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

Loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC are classified as nonperforming TDRs. These loans are charged off to collateral value less costs to sell, and any associated allowance at the time of charge-off is reduced to zero. The charge-off activity results in a reduction in the allowance, an increase in provision for credit losses, if the related loan charge-off exceeds the associated allowance, as well as a difference in the pre-TDR recorded investment to the post-TDR recorded investment reflected in Table 67. Collateral values are updated at least semi-annually. Subsequent declines in collateral values are charged-off and incremental provision for credit loss is incurred. These nonperforming TDRs are not eligible to be returned to performing status.

A consumer loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Home equity installment loans and lines of credit, whether well-secured or not, are classified as nonaccrual at 90 days past due. Well-secured residential real estate loans are classified as nonaccrual at 180 days past due. In addition to these delinquency-related policies, a consumer loan may also be placed on nonaccrual status when:

•	The loan has been modified and classified as a TDR, as further discussed below;
•	Notification of bankruptcy has been received and the loan is 30 days or more past due;
•	The bank holds a subordinate lien position in the loan and the first lien loan is seriously stressed (i.e., 90 days or more past due);
•	Other loans within the same borrower relationship have been placed on nonaccrual or charge-off has been taken on them;
•	The bank has repossessed non-real estate collateral securing the loan; or
•	The bank has charged-off the loan to the value of the collateral.

The PNC Financial Services Group, Inc. – Form 10-Q    65

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

See Note 4 Asset Quality and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional TDR information.

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

See Note 4 Asset Quality and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

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

66    The PNC Financial Services Group, Inc. – Form 10-Q

•	Amounts and timing of expected future cash flows,
•	Value of collateral, which may be obtained from third parties, and
•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We adjust reserves to provide coverage for losses attributable to such risks. The ALLL also includes factors which may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors may include:

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

See Note 4 Asset Quality and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

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

See Note 4 Asset Quality and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

RESIDENTIAL AND COMMERCIAL MORTGAGE SERVICING RIGHTS

We elect to measure our residential mortgage servicing rights (MSRs) at fair value. This election was made to be consistent with our risk management strategy to hedge changes in the fair value of these assets as described below. The fair value of residential MSRs is estimated by using a discounted cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

The PNC Financial Services Group, Inc. – Form 10-Q    67

Commercial MSRs are purchased or originated when loans are sold with servicing retained. As of January 1, 2014, PNC made an irrevocable election to prospectively measure all classes of commercial MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the commercial MSRs. The impact of the election was not material. We recognize gain/(loss) on changes in the fair value of commercial MSRs as a result of that election. Prior to 2014, commercial MSRs were initially recorded at fair value and subsequently accounted for at the lower of amortized cost or fair value. These commercial MSRs were periodically evaluated for impairment. For purposes of impairment, the commercial MSRs were stratified based on asset type, which characterized the predominant risk of the underlying financial asset.

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

RECENT ACCOUNTING STANDARDS

In January 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. If certain criteria are satisfied, investment amortization, net of tax credits, may be recognized in the income statement as a component of income taxes attributable to continuing operations under either the proportional amortization method or the practical expedient method to the proportional amortization method. This ASU is effective for annual periods, beginning after December 15, 2014. Retrospective application is required and early adoption is permitted. We early adopted this guidance in the first quarter of 2014 for interim and annual reporting periods because we believe the presentation more accurately reflects the economics of tax credit investments. We elected to amortize our qualifying investments in low income housing tax credits under the practical expedient method to the proportional amortization method while continuing to account for our other tax credit investments under the equity method.

For prior periods, pursuant to ASU 2014-01, (i) amortization expense related to our qualifying investments in low income housing tax credits was reclassified from Other noninterest expense to Income taxes, and (ii) additional amortization, net of the associated tax benefits was recognized in Income taxes as a result of our adoption of the practical expedient to the proportional amortization method. The cumulative effect to retained earnings as of January 1, 2014 of adopting this guidance was a reduction of $74 million, inclusive of a $55 million reduction to retained earnings as of January 1, 2013.

During the first quarter of 2014, we recognized $44 million of amortization, $50 million of tax credits, and $16 million of other tax benefits associated with these investments within Income taxes. At March 31, 2014, the amount of investments in low income housing tax credits that were accounted for under ASU 2014-01 was $1.8 billion. These investments are reflected in Equity investments on our Consolidated Balance Sheet.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies existing guidance to require that an unrecognized tax benefit or a portion thereof be presented in the statement of financial position as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, similar tax loss, or a tax credit carryforward except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the statement of financial position as a liability. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted ASU 2013-11 in the first quarter of 2014 using prospective application to all unrecognized tax benefits that existed at the effective date. Adoption of this ASU did not have a material effect on our results of operations or financial position.

68    The PNC Financial Services Group, Inc. – Form 10-Q

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. This ASU modifies the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU does not change current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. ASU 2013-08 is being applied prospectively for all periods beginning after December 15, 2013. We adopted ASU 2013-08 in the first quarter of 2014. Adoption of the ASU did not have a material effect on our results of operations or financial position. See Note 8 Fair Value for the new required disclosures.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU clarifies the timing of release of Currency Translation Adjustments (CTA) from Accumulated Other Comprehensive Income upon deconsolidation or derecognition of a foreign entity, subsidiary or a group of assets within a foreign entity and in a step acquisition. ASU 2013-05 is being applied prospectively for all periods beginning after December 15, 2013. We adopted ASU 2013-05 in the first quarter of 2014. Adoption of the ASU did not have a material effect on our results of operations or financial position.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the following: a) the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangements and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively to joint and several obligations existing at the beginning of 2014. We adopted ASU 2013-04 in the first quarter of 2014. Adoption of the ASU did not have a material effect on our results of operations or financial position.

NOTE 2 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

LOAN SALE AND SERVICING ACTIVITIES

We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-agency securitization, and loan sale transactions. Agency securitizations consist of securitization transactions with Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) (collectively the Agencies). FNMA and FHLMC generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market through special purpose entities (SPEs) that they sponsor. We, as an authorized GNMA issuer/servicer, pool Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) insured loans into mortgage-backed securities for sale into the secondary market. In Non-agency securitizations, we have transferred loans into securitization SPEs. In other instances, third-party investors have also purchased our loans in loan sale transactions and in certain instances have subsequently sold these loans into securitization SPEs. Securitization SPEs utilized in the Agency and Non-agency securitization transactions are variable interest entities (VIEs).

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

The PNC Financial Services Group, Inc. – Form 10-Q    69

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. In other limited cases, the U.S. Department of Housing and Urban Development (HUD) has granted us the right to repurchase current loans when we intend to modify the borrower’s interest rate under established guidelines. When we have the unilateral ability to repurchase a loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At March 31, 2014 and December 31, 2013, these assets and liabilities both totaled $156 million and $128 million, respectively.

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

The following table provides certain financial information and cash flows associated with PNC’s loan sale and servicing activities:

Table 53: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – March 31, 2014
Servicing portfolio (c)	$113,573	$175,382	$4,830
Carrying value of servicing assets (d)	1,039	529
Servicing advances (e)	541	379	7
Repurchase and recourse obligations (f)	103	33	19
Carrying value of mortgage-backed securities held (g)	3,991	1,312
FINANCIAL INFORMATION – December 31, 2013
Servicing portfolio (c)	$113,994	$176,510	$4,902
Carrying value of servicing assets (d)	1,087	549
Servicing advances (e)	571	412	11
Repurchase and recourse obligations (f)	131	33	22
Carrying value of mortgage-backed securities held (g)	4,144	1,475

70    The PNC Financial Services Group, Inc. – Form 10-Q

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended March 31, 2014
Sales of loans (h)	$2,095	$439
Repurchases of previously transferred loans (i)	209		$6
Servicing fees (j)	87	41	5
Servicing advances recovered/(funded), net	30	32	3
Cash flows on mortgage-backed securities held (g)	232	144
CASH FLOWS – Three months ended March 31, 2013
Sales of loans (h)	$3,804	$926
Repurchases of previously transferred loans (i)	372		$2
Servicing fees (j)	90	46	6
Servicing advances recovered/(funded), net	(6)	(5)
Cash flows on mortgage-backed securities held (g)	367	123
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 17 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgages, this amount represents the outstanding balance of loans we service, including loans transferred by us and loans originated by others where we have purchased the associated servicing rights. For home equity loan/line of credit transfers, this amount represents the outstanding balance of loans transferred and serviced. For commercial mortgages, this amount represents our overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.
(f)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 17 Commitments and Guarantees for further information.
(g)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(h)	There were no gains or losses recognized on the transaction date for sales of residential mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(i)	Includes government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.
(j)	Includes contractually specified servicing fees, late charges and ancillary fees.

The table below presents information about the principal balances of transferred loans not recorded on our balance sheet, including residential mortgages, that we service. Additionally, the table below includes principal balances of commercial mortgage securitization and sales transactions where we service those assets. Serviced delinquent loans are 90 days or more past due.

Table 54: Principal Balance, Delinquent Loans (Loans 90 Days or More Past Due), and Net Charge-offs Related to Serviced Loans

In millions	Residential Mortgages	Commercial Mortgages	Home Equity Loans/Lines (a)
Serviced Loan Information – March 31, 2014
Total principal balance	$84,391	$62,951	$4,830
Delinquent loans	3,282	1,599	2,004
Serviced Loan Information – December 31, 2013
Total principal balance	$85,758	$62,872	$4,902
Delinquent loans	3,562	2,353	1,985

In millions	Residential Mortgages	Commercial Mortgages	Home Equity Loans/Lines (a)
Three months ended March 31, 2014
Net charge-offs (b)	$41	$355	$17
Three months ended March 31, 2013
Net charge-offs (b)	$70	$243	$44
(a)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 17 Commitments and Guarantees for further information.
(b)	Net charge-offs for Residential mortgages and Home equity loans/lines represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represents credit losses less recoveries distributed and as reported by the trustee for CMBS securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

The PNC Financial Services Group, Inc. – Form 10-Q    71

VARIABLE INTEREST ENTITIES (VIES)

As discussed in our 2013 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of March 31, 2014 and December 31, 2013. We have not provided additional financial support to these entities which we are not contractually required to provide.

Table 55: Consolidated VIEs – Carrying Value (a) (b)

March 31, 2014 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$5	$5
Interest-earning deposits with banks		6	6
Loans	$1,632		1,632
Allowance for loan and lease losses	(55)		(55)
Equity investments		375	375
Other assets	9	528	537
Total assets	$1,586	$914	$2,500
Liabilities
Other borrowed funds	$181	$221	$402
Accrued expenses		75	75
Other liabilities		157	157
Total liabilities	$181	$453	$634

December 31, 2013 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$5	$5
Interest-earning deposits with banks		7	7
Loans	$1,736		1,736
Allowance for loan and lease losses	(58)		(58)
Equity investments		582	582
Other assets	25	566	591
Total assets	$1,703	$1,160	$2,863
Liabilities
Other borrowed funds	$184	$230	$414
Accrued expenses		83	83
Other liabilities		252	252
Total liabilities	$184	$565	$749
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.

Table 56: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
March 31, 2014
Commercial Mortgage-Backed Securitizations (b)	$60,948	$60,948	$1,539	$1,539	(d)
Residential Mortgage-Backed Securitizations (b)	37,342	37,342	4,009	4,009	(d)	$4	(f)
Tax Credit Investments and Other (c)	7,087	2,613	2,009	2,038	(e)	750	(g)
Total	$105,377	$100,903	$7,557	$7,586		$754

72    The PNC Financial Services Group, Inc. – Form 10-Q

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2013
Commercial Mortgage-Backed Securitizations (b)	$65,757	$65,757	$1,747	$1,747	(d)
Residential Mortgage-Backed Securitizations (b)	37,962	37,962	4,171	4,171	(d)	$5	(f)
Tax Credit Investments and Other (c) (h)	7,086	2,622	2,030	2,055	(e)	826	(g)
Total	$110,805	$106,341	$7,948	$7,973		$831
(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable). Our total exposure related to our involvement in loan sale and servicing activities is disclosed in Table 53. Additionally, we also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information.
(c)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships and certain LLCs engaged in solar power generation to which PNC provides lease financing. The aggregate assets and aggregate liabilities of LLCs engaged in solar power generation may not be reflective of the size of these VIEs due to differences in classification of leases by these entities.
(d)	Included in Trading securities, Investment securities, Other intangible assets and Other assets on our Consolidated Balance Sheet.
(e)	Included in Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(f)	Included in Other liabilities on our Consolidated Balance Sheet.
(g)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(h)	PNC Risk of Loss and Carrying Value of Assets have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

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

During the first quarter of 2012, the last series issued by the SPE, Series 2007-1, matured. At March 31, 2014, the SPE continued to exist and we consolidated the entity as we continued to be the primary beneficiary of the SPE through our holding of seller’s interest and our role as the primary servicer.

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

The PNC Financial Services Group, Inc. – Form 10-Q    73

expected losses or receive benefits that could be potentially significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and the third-party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in these investments have any recourse to our general credit. The consolidated assets and liabilities of these investments are provided in Table 55 and reflected in the “Other” business segment.

For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus they are not consolidated. These investments are disclosed in Table 56. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment, partnership results, or proportional amortization for qualifying low income housing tax credit investments when applicable. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of March 31, 2014, we had a liability of $543 million related to investments in low income housing tax credits which is reflected in Other liabilities on our Consolidated Balance Sheet.

Table 56 also includes our involvement in lease financing transactions with LLCs engaged in solar power generation that to a large extent provided returns in the form of tax credits. The outstanding financings and operating lease assets are reflected as Loans and Other assets, respectively, on our Consolidated Balance Sheet, whereas related liabilities are reported in Deposits and Other liabilities.

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

Details about the Agency and Non-agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in Table 56. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 3 LOANS AND COMMITMENTS TO EXTEND CREDIT

A summary of the major categories of loans outstanding follows:

Table 57: Loans Summary

In millions	March 31 2014	December 31 2013
Commercial lending
Commercial	$91,101	$88,378
Commercial real estate	22,151	21,191
Equipment lease financing	7,521	7,576
Total commercial lending	120,773	117,145
Consumer lending
Home equity	35,872	36,447
Residential real estate	14,806	15,065
Credit card	4,309	4,425
Other consumer	22,482	22,531
Total consumer lending	77,469	78,468
Total loans (a) (b)	$198,242	$195,613
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $2.0 billion and $2.1 billion at March 31, 2014 and December 31, 2013, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in the loans summary.

At March 31, 2014, we pledged $24.3 billion of commercial loans to the Federal Reserve Bank (FRB) and $41.7 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2013 were $23.4 billion and $40.4 billion, respectively.

74    The PNC Financial Services Group, Inc. – Form 10-Q

Table 58: Net Unfunded Credit Commitments

In millions	March 31 2014	December 31 2013
Total commercial lending	$89,044	$90,104
Home equity lines of credit	18,632	18,754
Credit card	17,476	16,746
Other	4,492	4,266
Total (a)	$129,644	$129,870
(a)	Excludes standby letters of credit. See Note 17 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. At March 31, 2014, commercial commitments reported above exclude $25.9 billion of syndications, assignments and participations, primarily to financial institutions. The comparable amount at December 31, 2013 was $25.0 billion.

Commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, most commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

NOTE 4 ASSET QUALITY

Asset Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency rates may be a key indicator, among other considerations, of credit risk within the loan portfolios. The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale, purchased impaired loans, nonperforming loans and fair value option nonaccrual loans, but include government insured or guaranteed loans and accruing loans accounted for under the fair value option.

The trends in nonperforming assets represent another key indicator of the potential for future credit losses. Nonperforming assets include nonperforming loans, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost that have deteriorated in credit quality to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans as these loans are accounted for at fair value. However, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. Purchased impaired loans are excluded from nonperforming loans as we are currently accreting interest income over the expected life of the loans. See Note 5 Purchased Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The PNC Financial Services Group, Inc. – Form 10-Q    75

The following tables display the delinquency status of our loans and our nonperforming assets at March 31, 2014 and December 31, 2013, respectively.

Table 59: Analysis of Loan Portfolio (a)

	Accruing
In millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired	Total Loans
March 31, 2014
Commercial	$90,391	$93	$20	$28	$141	$437		$132	$91,101
Commercial real estate	21,174	35	25		60	480		437	22,151
Equipment lease financing	7,498	17			17	6			7,521
Home equity	32,421	76	32		108	1,117		2,226	35,872
Residential real estate (d)	9,355	183	70	954	1,207	842	$373	3,029	14,806
Credit card	4,229	26	19	31	76	4			4,309
Other consumer (e)	21,804	200	120	297	617	61			22,482
Total	$186,872	$630	$286	$1,310	$2,226	$2,947	$373	$5,824	$198,242
Percentage of total loans	94.26%	.32%	.14%	.66%	1.12%	1.49%	.19%	2.94%	100.00%
December 31, 2013
Commercial	$87,621	$81	$20	$42	$143	$457		$157	$88,378
Commercial real estate	20,090	54	11	2	67	518		516	21,191
Equipment lease financing	7,538	31	2		33	5			7,576
Home equity	32,877	86	34		120	1,139		2,311	36,447
Residential real estate (d)	9,311	217	87	1,060	1,364	904	$365	3,121	15,065
Credit card	4,339	29	19	34	82	4			4,425
Other consumer (e)	21,788	216	112	353	681	61		1	22,531
Total	$183,564	$714	$285	$1,491	$2,490	$3,088	$365	$6,106	$195,613
Percentage of total loans	93.83%	.37%	.15%	.76%	1.28%	1.58%	.19%	3.12%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Past due loan amounts at March 31, 2014 include government insured or guaranteed Residential real estate mortgages totaling $82 million for 30 to 59 days past due, $43 million for 60 to 89 days past due and $924 million for 90 days or more past due. Past due loan amounts at December 31, 2013 include government insured or guaranteed Residential real estate mortgages totaling $105 million for 30 to 59 days past due, $57 million for 60 to 89 days past due and $1,025 million for 90 days or more past due.
(e)	Past due loan amounts at March 31, 2014 include government insured or guaranteed Other consumer loans totaling $149 million for 30 to 59 days past due, $104 million for 60 to 89 days past due and $284 million for 90 days or more past due. Past due loan amounts at December 31, 2013 include government insured or guaranteed Other consumer loans totaling $154 million for 30 to 59 days past due, $94 million for 60 to 89 days past due and $339 million for 90 days or more past due.

76    The PNC Financial Services Group, Inc. – Form 10-Q

Table 60: Nonperforming Assets

Dollars in millions	March 31 2014	December 31 2013
Nonperforming loans
Commercial lending
Commercial	$437	$457
Commercial real estate	480	518
Equipment lease financing	6	5
Total commercial lending	923	980
Consumer lending (a)
Home equity	1,117	1,139
Residential real estate	842	904
Credit card	4	4
Other consumer	61	61
Total consumer lending	2,024	2,108
Total nonperforming loans (b)	2,947	3,088
OREO and foreclosed assets
Other real estate owned (OREO) (c)	343	360
Foreclosed and other assets	14	9
Total OREO and foreclosed assets	357	369
Total nonperforming assets	$3,304	$3,457
Nonperforming loans to total loans	1.49%	1.58%
Nonperforming assets to total loans, OREO and foreclosed assets	1.66	1.76
Nonperforming assets to total assets	1.02	1.08
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	OREO excludes $238 million and $245 million at March 31, 2014 and December 31, 2013, respectively, related to commercial and residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) or guaranteed by the Department of Housing and Urban Development (HUD).

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 4 for additional information. For the three months ended March 31, 2014, $.3 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the three months ended March 31, 2013 was $.7 billion.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.4 billion at March 31, 2014 and $1.5 billion at December 31, 2013. TDRs that are performing,

including credit card loans, totaled $1.3 billion and $1.2 billion at March 31, 2014 and December 31, 2013, respectively, and are excluded from nonperforming loans. Generally, these loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status. At March 31, 2014 and December 31, 2013, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

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

The PNC Financial Services Group, Inc. – Form 10-Q    77

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

Based upon the dollar amount of the lease and of the level of credit risk, we follow a formal schedule of periodic review. Generally, this occurs quarterly, although we have established practices to review such credit risk more frequently if circumstances warrant. Our review process entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance.

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

See Note 5 Purchased Loans for additional information.

Table 61: Commercial Lending Asset Quality Indicators (a)(b)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
March 31, 2014
Commercial	$86,539	$1,922	$2,417	$91	$90,969
Commercial real estate	20,358	261	1,015	80	21,714
Equipment lease financing	7,359	73	84	5	7,521
Purchased impaired loans	–	28	432	109	569
Total commercial lending	$114,256	$2,284	$3,948	$285	$120,773
December 31, 2013
Commercial	$83,903	$1,894	$2,352	$72	$88,221
Commercial real estate	19,175	301	1,113	86	20,675
Equipment lease financing	7,403	77	93	3	7,576
Purchased impaired loans	10	31	469	163	673
Total commercial lending	$110,491	$2,303	$4,027	$324	$117,145
(a)	Based upon PDs and LGDs. We apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in the above table.
(b)	Loans are included above based on the Regulatory Classification definitions of “Pass”, “Special Mention”, “Substandard” and “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.

78    The PNC Financial Services Group, Inc. – Form 10-Q

(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.

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

Delinquency/Delinquency Rates: We monitor trending of delinquency/delinquency rates for home equity and residential real estate loans. See the Asset Quality section of this Note 4 for additional information.

Nonperforming Loans: We monitor trending of nonperforming loans for home equity and residential real estate loans. See the Asset Quality section of this Note 4 for additional information.

Credit Scores: We use a national third-party provider to update FICO credit scores for home equity loans and lines of credit and residential real estate loans at least quarterly. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor the risk in the loan classes.

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

Historically, we used, and we continue to use, a combination of original LTV and updated LTV for internal risk management and reporting purposes (e.g., line management, loss mitigation strategies). In addition to the fact that estimated property values by their nature are estimates, given certain data limitations it is important to note that updated LTVs may be based upon management’s assumptions (e.g., if an updated LTV is not provided by the third-party service provider, home price index (HPI) changes will be incorporated in arriving at management’s estimate of updated LTV).

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

Consumer Purchased Impaired Loan Class

Estimates of the expected cash flows primarily determine the valuation of consumer purchased impaired loans. Consumer cash flow estimates are influenced by a number of credit related items, which include, but are not limited to: estimated real estate values, payment patterns, updated FICO scores, the current economic environment, updated LTV ratios and the date of origination. These key factors are monitored to help ensure that concentrations of risk are mitigated and cash flows are maximized.

See Note 5 Purchased Loans for additional information.

Table 62: Home Equity and Residential Real Estate Balances

In millions	March 31 2014	December 31 2013
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$43,894	$44,376
Home equity and residential real estate loans – purchased impaired loans (b)	5,345	5,548
Government insured or guaranteed residential real estate mortgages (a)	1,529	1,704
Purchase accounting adjustments – purchased impaired loans	(90)	(116)
Total home equity and residential real estate loans (a)	$50,678	$51,512
(a)	Represents recorded investment.
(b)	Represents outstanding balance.

The PNC Financial Services Group, Inc. – Form 10-Q    79

Table 63: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
March 31, 2014 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$425	$1,733	$481	$2,639
Less than or equal to 660 (d) (e)	72	347	149	568
Missing FICO	1	10	21	32
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	907	2,601	943	4,451
Less than or equal to 660 (d) (e)	147	452	210	809
Missing FICO	2	6	27	35
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	967	1,843	786	3,596
Less than or equal to 660	121	299	129	549
Missing FICO	2	3	20	25
Less than 90% and updated FICO scores:
Greater than 660	13,556	7,732	6,587	27,875
Less than or equal to 660	1,356	1,021	643	3,020
Missing FICO	25	18	252	295
Missing LTV and updated FICO scores:
Total home equity and residential real estate loans	$17,581	$16,065	$10,248	$43,894

	Home Equity		Residential Real Estate
December 31, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$438	$1,914	$563	$2,915
Less than or equal to 660 (d) (e)	74	399	185	658
Missing FICO	1	11	20	32
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	987	2,794	1,005	4,786
Less than or equal to 660 (d) (e)	150	501	210	861
Missing FICO	2	5	32	39
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	1,047	1,916	844	3,807
Less than or equal to 660	134	298	131	563
Missing FICO	2	3	22	27
Less than 90% and updated FICO scores:
Greater than 660	13,445	7,615	6,309	27,369
Less than or equal to 660	1,349	1,009	662	3,020
Missing FICO	25	17	256	298
Missing LTV and updated FICO scores:
Greater than 660			1	1
Total home equity and residential real estate loans	$17,654	$16,482	$10,240	$44,376
(a)	Excludes purchased impaired loans of approximately $5.3 billion and $5.4 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $1.5 billion and $1.7 billion, and loans held for sale at March 31, 2014 and December 31, 2013, respectively. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
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

80    The PNC Financial Services Group, Inc. – Form 10-Q

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
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states had the highest percentage of higher risk loans at March 31, 2014: New Jersey 14%, Pennsylvania 12%, Illinois 11%, Ohio 11%, Florida 9%, Maryland 5%, Michigan 5%, and California 5%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 28% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2013: New Jersey 13%, Illinois 12%, Pennsylvania 12%, Ohio 11%, Florida 9%, Maryland 5%, Michigan 5%, and California 4%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 29% of the higher risk loans.

Table 64: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
March 31, 2014 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$13	$393	$314	$720
Less than or equal to 660	12	193	242	447
Missing FICO		11	19	30
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	21	518	334	873
Less than or equal to 660	14	225	270	509
Missing FICO		13	16	29
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	13	201	196	410
Less than or equal to 660	10	100	145	255
Missing FICO		6	6	12
Less than 90% and updated FICO scores:
Greater than 660	98	262	682	1,042
Less than or equal to 660	124	192	604	920
Missing FICO	1	11	45	57
Missing LTV and updated FICO scores:
Greater than 660	1		13	14
Less than or equal to 660	3		20	23
Missing FICO			4	4
Total home equity and residential real estate loans	$310	$2,125	$2,910	$5,345

The PNC Financial Services Group, Inc. – Form 10-Q    81

	Home Equity (b) (c )		Residential Real Estate (b) (c)
December 31, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$13	$435	$361	$809
Less than or equal to 660	15	215	296	526
Missing FICO		12	24	36
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	21	516	373	910
Less than or equal to 660	15	239	281	535
Missing FICO		14	14	28
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	15	202	197	414
Less than or equal to 660	12	101	163	276
Missing FICO		7	6	13
Less than 90% and updated FICO scores:
Greater than 660	93	261	646	1,000
Less than or equal to 660	126	198	590	914
Missing FICO	1	11	47	59
Missing LTV and updated FICO scores:
Greater than 660	1		11	12
Less than or equal to 660			13	13
Missing FICO			3	3
Total home equity and residential real estate loans	$312	$2,211	$3,025	$5,548
(a)	Amounts shown represent outstanding balance. See Note 5 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states had the highest percentage of purchased impaired loans at March 31, 2014: California 17%, Florida 16%, Illinois 11%, Ohio 8%, North Carolina 8%, and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 35% of the purchased impaired portfolio. The following states had the highest percentage of purchased impaired loans at December 31, 2013: California 17%, Florida 16%, Illinois 11%, Ohio 8%, North Carolina 8% and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 35% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV are estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology. In the second quarter of 2013, we enhanced our CLTV determination process by further refining the data and correcting certain methodological inconsistencies.

Credit Card and Other Consumer Loan Classes

We monitor a variety of asset quality information in the management of the credit card and other consumer loan classes. Other consumer loan classes include education, automobile, and other secured and unsecured lines and loans. Along with the trending of delinquencies and losses for each class, FICO credit score updates are generally obtained monthly, as well as a variety of credit bureau attributes. Loans with high FICO scores tend to have a lower likelihood of loss. Conversely, loans with low FICO scores tend to have a higher likelihood of loss.

82    The PNC Financial Services Group, Inc. – Form 10-Q

Table 65: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
March 31, 2014
FICO score greater than 719	$2,286	53%	$8,771	63%
650 to 719	1,165	27	3,520	25
620 to 649	186	4	534	4
Less than 620	233	6	649	5
No FICO score available or required (c)	439	10	377	3
Total loans using FICO credit metric	4,309	100%	13,851	100%
Consumer loans using other internal credit metrics (b)			8,631
Total loan balance	$4,309		$22,482
Weighted-average updated FICO score (d)		729		741
December 31, 2013
FICO score greater than 719	$2,380	54%	$8,596	63%
650 to 719	1,198	27	3,511	26
620 to 649	194	4	527	4
Less than 620	246	6	628	4
No FICO score available or required (c)	407	9	474	3
Total loans using FICO credit metric	4,425	100%	13,736	100%
Consumer loans using other internal credit metrics (b)			8,795
Total loan balance	$4,425		$22,531
Weighted-average updated FICO score (d)		729		741
(a)	At March 31, 2014, we had $32 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the March 31, 2014 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 16%, Michigan 11%, Illinois 7%, Florida 7%, Indiana 6%, New Jersey 5% and Kentucky 4%. All other states had less than 4% individually and make up the remainder of the balance. At December 31, 2013, we had $34 million of credit card loans that are higher risk. The majority of the December 31, 2013 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 17%, Michigan 11%, Illinois 7%, New Jersey 7%, Indiana 6%, Florida 6% and Kentucky 4%. All other states had less than 3% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

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

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $.5 billion and $.5 billion at March 31, 2014 and December 31, 2013, respectively, for the total TDR portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    83

Table 66: Summary of Troubled Debt Restructurings

In millions	Mar. 31 2014	Dec. 31 2013
Total consumer lending	$2,134	$2,161
Total commercial lending	579	578
Total TDRs	$2,713	$2,739
Nonperforming	$1,405	$1,511
Accruing (a)	1,151	1,062
Credit card	157	166
Total TDRs	$2,713	$2,739
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

Table 67 quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during the first three months of 2014 and 2013. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category would result in reductions to future interest income. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

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

Table 67: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended March 31, 2014 Dollars in millions			Principal Forgiveness		Rate Reduction		Other	Total
Commercial lending
Commercial	34	$41	$		$		$38	$38
Commercial real estate	23	41		19			11	30
Total commercial lending	57	82		19			49	68
Consumer lending
Home equity	831	52				20	27	47
Residential real estate	119	18				6	12	18
Credit card	1,972	16				16		16
Other consumer	265	4					3	3
Total consumer lending	3,187	90				42	42	84
Total TDRs	3,244	$172		$19		$42	$91	$152
During the three months ended March 31, 2013 Dollars in millions
Commercial lending
Commercial	32	$42	$			$2	$24	$26
Commercial real estate	36	135		6		40	74	120
Total commercial lending	68	177		6		42	98	146
Consumer lending
Home equity	958	73				39	28	67
Residential real estate	320	46				12	33	45
Credit card	2,530	18				18		18
Other consumer	480	8					7	7
Total consumer lending	4,288	145				69	68	137
Total TDRs	4,356	$322		$6		$111	$166	$283

84    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Impact of partial-charge offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

TDRs may result in charge-offs and interest income not being recognized. The amount of principal balance charged-off at or around the time of modification for the three months ended March 31, 2014 was not material. A financial effect of rate reduction TDRs is that interest income is not recognized. Interest income not recognized that otherwise would have been earned in the three months ended March 31, 2014 and 2013, related to both commercial TDRs and consumer TDRs, was not material.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In Table 68, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the reporting periods preceding January 1, 2014 and January 1, 2013, respectively, and subsequently defaulted during these reporting periods.

Table 68: TDRs that were Modified in the Past Twelve Months which have Subsequently Defaulted

During the three months ended March 31, 2014 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	10	$6
Commercial real estate	7	10
Total commercial lending	17	16
Consumer lending
Home equity	417	25
Residential real estate	219	29
Credit card	1,157	9
Other consumer	83	1
Total consumer lending	1,876	64
Total TDRs	1,893	$80

During the three months ended March 31, 2013 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	15	$10
Commercial real estate	6	10
Total commercial lending	21	20
Consumer lending
Home equity	152	11
Residential real estate	94	13
Credit card	1,427	11
Other consumer	33	1
Total consumer lending	1,706	36
Total TDRs	1,727	$56

The impact to the ALLL for commercial lending TDRs is the effect of moving to the specific reserve methodology from the quantitative reserve methodology for those loans that were not already classified as nonaccrual. There is an impact to the ALLL as a result of the concession made, which generally results in the expectation of reduced future cash flows. The decline in expected cash flows, consideration of collateral value, and/or the application of a present value discount rate, when compared to the recorded investment, results in a charge-off or increased ALLL. As TDRs are individually evaluated under the specific reserve methodology, which builds in expectations of future performance, subsequent defaults do not generally have a significant additional impact to the ALLL.

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

The PNC Financial Services Group, Inc. – Form 10-Q    85

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. See Note 5 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $6 million and $5 million at March 31, 2014 and December 31, 2013, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the three months ended March 31, 2014 and March 31, 2013. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans and loans to consumers discharged from bankruptcy and not formally reaffirmed do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 69: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (a)
March 31, 2014
Impaired loans with an associated allowance
Commercial	$521	$397	$86	$399
Commercial real estate	460	289	80	315
Home equity	1,003	990	327	990
Residential real estate	576	419	68	428
Credit card	157	157	34	162
Other consumer	68	52	2	55
Total impaired loans with an associated allowance	$2,785	$2,304	$597	$2,349
Impaired loans without an associated allowance
Commercial	$215	$145		$154
Commercial real estate	446	336		325
Home equity	377	128		127
Residential real estate	393	388		387
Total impaired loans without an associated allowance	$1,431	$997		$993
Total impaired loans	$4,216	$3,301	$597	$3,342
December 31, 2013
Impaired loans with an associated allowance
Commercial	$549	$400	$90	$442
Commercial real estate	517	349	89	478
Home equity	999	992	334	900
Residential real estate	573	436	74	645
Credit card	166	166	36	189
Other consumer	71	57	2	68
Total impaired loans with an associated allowance	$2,875	$2,400	$625	$2,722
Impaired loans without an associated allowance
Commercial	$309	$163		$161
Commercial real estate	421	315		354
Home equity	366	124		166
Residential real estate	415	386		267
Total impaired loans without an associated allowance	$1,511	$988		$948
Total impaired loans	$4,386	$3,388	$625	$3,670
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.
(b)	Associated allowance amounts include $.5 billion and $.5 billion for TDRs at March 31, 2014 and December 31, 2013, respectively.

86    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 5 PURCHASED LOANS

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

The following table provides purchased impaired loans at March 31, 2014 and December 31, 2013:

Table 70: Purchased Impaired Loans – Balances

	March 31, 2014			December 31, 2013
In millions	Outstanding Balance	Recorded Investment	Carrying Value	Outstanding Balance	Recorded Investment	Carrying Value
Commercial lending
Commercial	$249	$132	$108	$282	$157	$131
Commercial real estate	550	437	338	655	516	409
Total commercial lending	799	569	446	937	673	540
Consumer lending
Consumer	2,435	2,226	1,914	2,523	2,312	1,971
Residential real estate	2,910	3,029	2,516	3,025	3,121	2,591
Total consumer lending	5,345	5,255	4,430	5,548	5,433	4,562
Total	$6,144	$5,824	$4,876	$6,485	$6,106	$5,102

During the first three months of 2014, $43 million of provision recapture and $14 million of charge-offs were recorded on purchased impaired loans. The comparative amounts for the three months ended March 31, 2013, were $57 million of provision and $45 million of charge-offs. At March 31, 2014, the allowance for loan and lease losses was $.9 billion on $5.1 billion of purchased impaired loans while the remaining $.7 billion of purchased impaired loans required no allowance as the net present value of expected cash flows equaled or exceeded the recorded investment. As of December 31, 2013, the allowance for loan and lease losses related to purchased impaired loans was $1.0 billion. If any allowance for loan losses is recognized on a purchased impaired pool, which is accounted for as a single asset, the entire balance of that pool would be disclosed as requiring an allowance. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loans for cash flow estimation purposes. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

The PNC Financial Services Group, Inc. – Form 10-Q    87

Activity for the accretable yield during the first three months of 2014 and 2013 follows:

Table 71: Purchased Impaired Loans – Accretable Yield

In millions	2014	2013
January 1	$2,055	$2,166
Accretion (including excess cash recoveries)	(154)	(207)
Net reclassifications to accretable from non-accretable (a)	95	219
Disposals	(8)	(6)
March 31	$1,988	$2,172
(a)	Approximately 95% and 52% of the net reclassifications for the quarters ended March 31, 2014 and 2013, respectively, were within the consumer portfolio primarily due to increases in the expected average life of residential and home equity loans. The remaining net reclassifications were predominantly due to future cash flow improvements within the commercial portfolio.

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

Allowance for Loan and Lease Losses Components

For all loans, except purchased impaired loans, the ALLL is the sum of three components: (i) asset specific/individual impaired reserves, (ii) quantitative (formulaic or pooled) reserves and (iii) qualitative (judgmental) reserves. See Note 5 Purchased Loans for additional ALLL information. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.

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

Consumer Lending Quantitative Component

Quantitative estimates within the consumer lending portfolio segment are calculated using a roll-rate model based on statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off over our loss emergence period.

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

Allowance for Purchased Impaired Loans

ALLL for purchased impaired loans is determined in accordance with ASC 310-30 by comparing the net present value of the cash flows expected to be collected to the recorded investment for a given loan (or pool of loans). In cases where the net present value of expected cash flows is lower than the recorded investment, ALLL is established. Cash flows expected to be collected represent management’s best estimate of the cash flows expected over the life of a loan (or pool of loans). For large balance commercial loans, cash flows are separately estimated and compared to the Recorded Investment at the loan level. For smaller balance pooled loans, cash flows are estimated using cash flow models and compared at the risk pool level, which was defined at

88    The PNC Financial Services Group, Inc. – Form 10-Q

acquisition based on the risk characteristics of the loan. Our cash flow models use loan data including, but not limited to, delinquency status of the loan, updated borrower FICO credit scores, geographic information, historical loss experience, and updated LTVs, as well as best estimates for changes in unemployment rates, home prices and other economic factors, to determine estimated cash flows.

Table 72: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
March 31, 2014
Allowance for Loan and Lease Losses
January 1	$1,547	$2,062	$3,609
Charge-offs	(105)	(195)	(300)
Recoveries	74	40	114
Net charge-offs	(31)	(155)	(186)
Provision for credit losses	18	76	94
Net change in allowance for unfunded loan commitments and letters of credit	16	(2)	14
Other	(1)		(1)
March 31	$1,549	$1,981	$3,530
TDRs individually evaluated for impairment	$33	$431	$464
Other loans individually evaluated for impairment	133		133
Loans collectively evaluated for impairment	1,260	725	1,985
Purchased impaired loans	123	825	948
March 31	$1,549	$1,981	$3,530
Loan Portfolio
TDRs individually evaluated for impairment (a)	$576	$2,134	$2,710
Other loans individually evaluated for impairment	588		588
Loans collectively evaluated for impairment (b)	119,040	69,030	188,070
Fair value option loans (c)		1,050	1,050
Purchased impaired loans	569	5,255	5,824
March 31	$120,773	$77,469	$198,242
Portfolio segment ALLL as a percentage of total ALLL	44%	56%	100%
Ratio of the allowance for loan and lease losses to total loans	1.28%	2.56%	1.78%
March 31, 2013
Allowance for Loan and Lease Losses
January 1	$1,774	$2,262	$4,036
Charge-offs (d)	(203)	(366)	(569)
Recoveries	82	31	113
Net charge-offs	(121)	(335)	(456)
Provision for credit losses	55	181	236
Net change in allowance for unfunded loan commitments and letters of credit	12		12
March 31	$1,720	$2,108	$3,828
TDRs individually evaluated for impairment	$35	$480	$515
Other loans individually evaluated for impairment	233		233
Loans collectively evaluated for impairment	1,254	717	1,971
Purchased impaired loans	198	911	1,109
March 31	$1,720	$2,108	$3,828
Loan Portfolio
TDRs individually evaluated for impairment (a)	$610	$2,231	$2,841
Other loans individually evaluated for impairment	936		936
Loans collectively evaluated for impairment (b)	107,679	67,341	175,020
Fair value option loans (c)		634	634
Purchased impaired loans	1,079	5,994	7,073
March 31	$110,304	$76,200	$186,504
Portfolio segment ALLL as a percentage of total ALLL	45%	55%	100%
Ratio of the allowance for loan and lease losses to total loans	1.56%	2.77%	2.05%

The PNC Financial Services Group, Inc. – Form 10-Q    89

(a)	TDRs individually evaluated for impairment exclude TDRs that were subsequently identified and accounted for as held for sale loans, but continue to be disclosed as TDRs.
(b)	Includes $246 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell at March 31, 2014. Accordingly, there is no allowance recorded for these loans. The comparative amount as of March 31, 2013 was $309 million.
(c)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value, accordingly there is no allowance recorded on these loans.
(d)	Pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, additional charge-offs of $134 million were taken.

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date. See Note 1 Accounting Policies for additional information.

Table 73: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2014	2013
January 1	$242	$250
Net change in allowance for unfunded loan commitments and letters of credit	(14)	(12)
March 31	$228	$238

90    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 7 INVESTMENT SECURITIES

Table 74: Investment Securities Summary

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
March 31, 2014
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$4,424	$152	$(3)	$4,573
Residential mortgage-backed
Agency	21,371	410	(150)	21,631
Non-agency	5,268	332	(128)	5,472
Commercial mortgage-backed
Agency	623	15	(1)	637
Non-agency	3,753	123	(14)	3,862
Asset-backed	5,513	77	(35)	5,555
State and municipal	2,732	90	(29)	2,793
Other debt	2,593	55	(12)	2,636
Total debt securities	46,277	1,254	(372)	47,159
Corporate stocks and other	325		(1)	324
Total securities available for sale	$46,602	$1,254	$(373)	$47,483
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$241	$19		$260
Residential mortgage-backed
Agency	5,671	89	$(40)	5,720
Non-agency	288		(4)	284
Commercial mortgage-backed
Agency	1,221	56		1,277
Non-agency	1,357	19	(1)	1,375
Asset-backed	996	2	(7)	991
State and municipal	1,054	38		1,092
Other debt	333	9		342
Total securities held to maturity	$11,161	$232	$(52)	$11,341
December 31, 2013
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$3,990	$135	$(7)	$4,118
Residential mortgage-backed
Agency	22,669	384	(222)	22,831
Non-agency	5,457	308	(160)	5,605
Commercial mortgage-backed
Agency	632	15	(1)	646
Non-agency	3,937	123	(18)	4,042
Asset-backed	5,754	66	(48)	5,772
State and municipal	2,609	52	(44)	2,617
Other debt	2,506	55	(18)	2,543
Total debt securities	47,554	1,138	(518)	48,174
Corporate stocks and other	434		(1)	433
Total securities available for sale	$47,988	$1,138	$(519)	$48,607

The PNC Financial Services Group, Inc. – Form 10-Q    91

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$239	$8	$(4)	$243
Residential mortgage-backed
Agency	5,814	71	(64)	5,821
Non-agency	293		(4)	289
Commercial mortgage-backed
Agency	1,251	49		1,300
Non-agency	1,687	20	(5)	1,702
Asset-backed	1,009	2	(10)	1,001
State and municipal	1,055	10	(4)	1,061
Other debt	339	9		348
Total securities held to maturity	$11,687	$169	(91)	$11,765

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At March 31, 2014, Accumulated other comprehensive income included pretax gains of $67 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.
Table 75 presents gross unrealized losses on securities available for sale at March 31, 2014 and December 31, 2013. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in Accumulated other comprehensive income (loss).

92    The PNC Financial Services Group, Inc. – Form 10-Q

Table 75: Gross Unrealized Loss and Fair Value of Securities Available for Sale

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2014
Debt securities
U.S. Treasury and government agencies	$(3)	$1,369			$(3)	$1,369
Residential mortgage-backed
Agency	(136)	6,505	$(14)	$488	(150)	6,993
Non-agency	(8)	407	(120)	1,655	(128)	2,062
Commercial mortgage-backed
Agency	(1)	34			(1)	34
Non-agency	(14)	1,058		11	(14)	1,069
Asset-backed	(8)	1,621	(27)	254	(35)	1,875
State and municipal	(7)	236	(22)	291	(29)	527
Other debt	(11)	744	(1)	12	(12)	756
Total debt securities	(188)	11,974	(184)	2,711	(372)	14,685
Corporate stocks and other	(1)	15			(1)	15
Total	$(189)	$11,989	$(184)	$2,711	$(373)	$14,700
December 31, 2013
Debt securities
U.S. Treasury and government agencies	$(7)	$1,066			$(7)	$1,066
Residential mortgage-backed
Agency	(210)	7,950	$(12)	$293	(222)	8,243
Non-agency	(18)	855	(142)	1,719	(160)	2,574
Commercial mortgage-backed
Agency	(1)	23			(1)	23
Non-agency	(18)	1,315		14	(18)	1,329
Asset-backed	(11)	1,752	(37)	202	(48)	1,954
State and municipal	(23)	897	(21)	286	(44)	1,183
Other debt	(17)	844	(1)	12	(18)	856
Total debt securities	(305)	14,702	(213)	2,526	(518)	17,228
Corporate stocks and other	(1)	15			(1)	15
Total	$(306)	$14,717	$(213)	$2,526	$(519)	$17,243

The gross unrealized loss on debt securities held to maturity was $61 million at March 31, 2014 and $98 million at December 31, 2013. The majority of the gross unrealized loss at March 31, 2014 related to agency residential mortgage-backed securities. The fair value of debt securities held to maturity that were in a continuous loss position for less than 12 months was $2.7 billion and $3.6 billion at March 31, 2014 and December 31, 2013, respectively, and positions that were in a continuous loss position for 12 months or more were $45 million and $48 million at March 31, 2014 and December 31, 2013, respectively. For securities transferred to held to maturity from available for sale, the unrealized loss for purposes of this analysis is determined by comparing the security’s original amortized cost to its current estimated fair value.

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding Table 75, as of March 31, 2014 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

At least quarterly, we conduct a comprehensive security-level assessment on all securities. For those securities in an unrealized loss position we determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. An OTTI loss must be recognized for a debt security in an unrealized loss position if we intend to sell the security or it is more likely than not we will be required to sell the security prior to recovery of its amortized cost basis.

The PNC Financial Services Group, Inc. – Form 10-Q    93

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

Table 76: Credit Impairment Assessment Assumptions –Non-Agency Residential Mortgage-Backed and Asset-Backed Securities

March 31, 2014	Range	Weighted- average (a)
Long-term prepayment rate (annual CPR)
Prime	7-20%	13%
Alt-A	5-12	6
Option ARM	3-6	3
Remaining collateral expected to default
Prime	1-39%	15%
Alt-A	8-54	30
Option ARM	12-57	42
Loss severity
Prime	25-65%	43%
Alt-A	30-80	56
Option ARM	40-75	60
(a)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

94    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in Accumulated other comprehensive income (loss).

Table 77: Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

Three months ended March 31, In millions	2014	2013
Balance at beginning of period	$(1,160)	$(1,201)
Additional loss where credit impairment was previously recognized	(2)	(10)
Reduction due to credit impaired securities sold or matured	5	46
Balance at end of period	$(1,157)	$(1,165)

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 78: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the three months ended March 31
2014	$1,361	$16	$(6)	$10	$4
2013	1,255	17	(3)	14	5

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2014.

Table 79: Contractual Maturity of Debt Securities

March 31, 2014 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies		$1,151	$2,922	$351	$4,424
Residential mortgage-backed
Agency		85	434	20,852	21,371
Non-agency		9	1	5,258	5,268
Commercial mortgage-backed
Agency	$65	424	36	98	623
Non-agency		58	54	3,641	3,753
Asset-backed	30	869	2,237	2,377	5,513
State and municipal	5	115	364	2,248	2,732
Other debt	433	1,411	494	255	2,593
Total debt securities available for sale	$533	$4,122	$6,542	$35,080	$46,277
Fair value	$536	$4,215	$6,672	$35,736	$47,159
Weighted-average yield, GAAP basis	3.04%	2.46%	2.37%	3.10%	2.94%
Securities Held to Maturity
U.S. Treasury and government agencies				$241	$241
Residential mortgage-backed
Agency				5,671	5,671
Non-agency				288	288
Commercial mortgage-backed
Agency		$1,003	$214	4	1,221
Non-agency		6		1,351	1,357
Asset-backed			293	703	996
State and municipal	$20	16	503	515	1,054
Other debt			333		333
Total debt securities held to maturity	$20	$1,025	$1,343	$8,773	$11,161
Fair value	$21	$1,067	$1,384	$8,869	$11,341
Weighted-average yield, GAAP basis	4.42%	3.38%	3.35%	3.63%	3.58%

The PNC Financial Services Group, Inc. – Form 10-Q    95

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding corporate stocks and other) was 4.8 years at March 31, 2014 and 4.9 years at December 31, 2013. The weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of March 31, 2014

Table 80: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

March 31, 2014	Years
Agency residential mortgage-backed securities	4.7
Non-agency residential mortgage-backed securities	5.9
Agency commercial mortgage-backed securities	3.4
Non-agency commercial mortgage-backed securities	3.1
Asset-backed securities	3.9

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At March 31, 2014, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 81: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31 2014	December 31 2013
Pledged to others	$17,343	$18,772
Accepted from others:
Permitted by contract or custom to sell or repledge	1,015	1,571
Permitted amount repledged to others	812	1,343

The securities pledged to others include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements, and for other purposes.

NOTE 8 FAIR VALUE

FAIR VALUE MEASUREMENT

GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value. There are three levels of inputs used to measure fair value. For more information regarding the fair value hierarchy and the valuation methodologies for assets and liabilities measured at fair value on a recurring basis, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

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

FINANCIAL INSTRUMENTS ACCOUNTED FOR AT FAIR VALUE ON A RECURRING BASIS

A cross-functional team comprised of representatives from Asset & Liability Management, Finance and Market Risk Management oversees the governance of the processes and methodologies used to estimate the fair value of securities and the price validation testing that is performed. This management team reviews pricing sources and trends and the results of validation testing.

For more information regarding the fair value of financial instruments accounted for at fair value on a recurring basis, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

96    The PNC Financial Services Group, Inc. – Form 10-Q

The following disclosures for financial instruments accounted for at fair value have been updated during the first three months of 2014:

Financial Derivatives

In connection with the sales of portions of our Visa Class B common shares, we entered into additional swap agreements with the purchaser of the shares to account for future changes in the value of the Class B common shares resulting from changes in the settlement of certain specified litigation and its effect on the conversion rate of Class B common shares into Visa Class A common shares and to make payments calculated by reference to the market price of the Class A common shares and a fixed rate of interest. The swaps are classified as Level 3 instruments and the fair values of the liability positions totaled $100 million at March 31, 2014 and $90 million at December 31, 2013, respectively.

Commercial Mortgage Servicing Rights

As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial mortgage servicing rights (MSRs) at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the commercial MSRs. The impact of the cumulative-effect adjustment to retained earnings was not material. We will recognize recurring gains/(losses) on changes in the fair value of commercial MSRs as a result of the election. Assumptions incorporated into the commercial valuation model reflect management’s best estimate of factors that a market participant would use in valuing the commercial MSRs. Although sales of commercial MSRs do occur, commercial MSRs do not trade in an active, open market with readily observable prices so the precise terms and conditions of sales are not available. Due to the nature of the valuation inputs and the limited availability of market pricing, commercial MSRs are classified as Level 3.

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

The PNC Financial Services Group, Inc. – Form 10-Q    97

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Table 82: Fair Value Measurements – Recurring Basis Summary

	March 31, 2014				December 31, 2013
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$3,922	$651		$4,573	$3,460	$658		$4,118
Residential mortgage-backed
Agency		21,631		21,631		22,831		22,831
Non-agency		238	$5,234	5,472		247	$5,358	5,605
Commercial mortgage-backed
Agency		637		637		646		646
Non-agency		3,862		3,862		4,042		4,042
Asset-backed		4,913	642	5,555		5,131	641	5,772
State and municipal		2,462	331	2,793		2,284	333	2,617
Other debt		2,604	32	2,636		2,505	38	2,543
Total debt securities	3,922	36,998	6,239	47,159	3,460	38,344	6,370	48,174
Corporate stocks and other	309	15		324	417	16		433
Total securities available for sale	4,231	37,013	6,239	47,483	3,877	38,360	6,370	48,607
Financial derivatives (a) (b)
Interest rate contracts	22	4,315	28	4,365	25	4,540	34	4,599
Other contracts		177	2	179		192	2	194
Total financial derivatives	22	4,492	30	4,544	25	4,732	36	4,793
Residential mortgage loans held for sale (c)		1,052	5	1,057		1,307	8	1,315
Trading securities (d)
Debt (e)	1,245	1,084	32	2,361	2,159	862	32	3,053
Equity	20			20	20			20
Total trading securities	1,265	1,084	32	2,381	2,179	862	32	3,073
Trading loans (a)		7		7		6		6
Residential mortgage servicing rights (f)			1,039	1,039			1,087	1,087
Commercial mortgage servicing rights (f) (g)			529	529
Commercial mortgage loans held for sale (c)			577	577			586	586
Equity investments (a) (h)
Direct investments			1,163	1,163			1,069	1,069
Indirect investments (i)			594	594			595	595
Total equity investments			1,757	1,757			1,664	1,664
Customer resale agreements (j)		186		186		207		207
Loans (k)		544	506	1,050		513	512	1,025
Other assets (a)
BlackRock Series C Preferred Stock (l)			330	330			332	332
Other	196	205	8	409	209	184	8	401
Total other assets	196	205	338	739	209	184	340	733
Total assets	$5,714	$44,583	$11,052	$61,349	$6,290	$46,171	$10,635	$63,096
Liabilities
Financial derivatives (b) (m)
Interest rate contracts	$9	$3,078	$6	$3,093	$6	$3,307	$13	$3,326
BlackRock LTIP			330	330			332	332
Other contracts		175	104	279		182	94	276
Total financial derivatives	9	3,253	440	3,702	6	3,489	439	3,934
Trading securities sold short (n)
Debt	806	23		829	1,341	1		1,342
Total trading securities sold short	806	23		829	1,341	1		1,342
Other borrowed funds			181	181			184	184
Total liabilities	$815	$3,276	$621	$4,712	$1,347	$3,490	$623	$5,460

98    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at March 31, 2014 and December 31, 2013 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. The net asset amounts were $1.7 billion at both March 31, 2014 and December 31, 2013, and the net liability amounts were $.8 billion and $.9 billion, respectively.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain residential and commercial mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $15 million at March 31, 2014 compared with net unrealized gains of $11 million at December 31, 2013.
(e)	Approximately 30% of these securities are residential mortgage-backed securities and 54% are U.S. Treasury and government agencies securities at March 31, 2014. Comparable amounts at December 31, 2013 were 17% and 69%, respectively.
(f)	Included in Other intangible assets on our Consolidated Balance Sheet.
(g)	As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value. Accordingly, beginning with the first quarter of 2014, commercial MSRs are measured at fair value on a recurring basis.
(h)	Our adoption of ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, did not result in a change in classification or status of our accounting for investment companies.
(i)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments related to indirect equity investments was $120 million and related to direct equity investments was $33 million as of March 31, 2014, respectively. Comparable amounts at December 31, 2013 were $128 million and $36 million, respectively.
(j)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(k)	Included in Loans on our Consolidated Balance Sheet.
(l)	PNC has elected the fair value option for these shares.
(m)	Included in Other liabilities on our Consolidated Balance Sheet.
(n)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2014 and 2013 follow.

Table 83: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended March 31, 2014

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2014 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2013	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Mar. 31, 2014
Assets
Securities available for sale
Residential mortgage – backed non-agency	$5,358	$34	$54				$(212)			$5,234	$(2)
Asset-backed	641	4	19				(22)			642
State and municipal	333	(2)	1				(1)			331
Other debt	38	1			$(6)		(1)			32
Total securities available for sale	6,370	37	74		(6)		(236)			6,239	(2)
Financial derivatives	36	60					(66)			30	52
Residential mortgage loans held for sale	8			$5	(2)			$3	$(9)	5
Trading securities – Debt	32									32
Residential mortgage servicing rights	1,087	(59)		17		$23	(29)			1,039	(58)
Commercial mortgage servicing rights		(14)		7		7	529 (d)			529	(14)
Commercial mortgage loans held for sale	586	2					(11)			577	2
Equity investments
Direct investments	1,069	34		69	(9)					1,163	33
Indirect investments	595	18		6	(26)		1			594	17
Total equity investments	1,664	52		75	(35)		1			1,757	50
Loans	512	9			(6)		(19)	39	(29)	506	6
Other assets
BlackRock Series C Preferred Stock	332	(2)								330	(2)
Other	8									8
Total other assets	340	(2)								338	(2)
Total assets	$10,635	$85 (f)	$74	$104	$(49)	$30	$169	$42	$(38)	$11,052	$34	(g)
Liabilities
Financial derivatives (e)	$439	$40			$1		$(40)			$440	$(4)
Other borrowed funds	184	4					(7)			181
Total liabilities	$623	$44 (f)			$1		$(47)			$621	$(4	) (g)

The PNC Financial Services Group, Inc. – Form 10-Q    99

Three Months Ended March 31, 2013

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2013(c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2012	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Mar. 31, 2013
Assets
Securities available for sale
Residential mortgage-backed non-agency	$6,107	$43		$139				$(251)			$6,038	$(7)
Commercial mortgage backed non-agency		1						(1)
Asset-backed	708	3		25				(35)			701	(3)
State and municipal	339	1		2				(12)			330
Other debt	48				$1						49
Total securities available for sale	7,202	48		166	1			(299)			7,118	(10)
Financial derivatives	106	89			1			(103)			93	76
Residential mortgage loans held for sale	27	1			28				$3	$(15)	44	1
Trading securities – Debt	32										32
Residential mortgage servicing rights	650	78			64		$37	(50)			779	75
Commercial mortgage loans held for sale	772	1				$(2)		(2)			769
Equity investments
Direct investments	1,171	19			14	(11)					1,193	14
Indirect investments	642	13			4	(32)					627	13
Total equity investments	1,813	32			18	(43)					1,820	27
Loans	134	5						125	12	(4)	272	5
Other assets
BlackRock Series C Preferred Stock	243	60						(33)			270	60
Other	9										9
Total other assets	252	60						(33)			279	60
Total assets	$10,988	$314	(f)	$166	$112	$(45)	$37	$(362)	$15	$(19)	$11,206	$234 (g)
Liabilities
Financial derivatives (e)	$376	$76						$(52)			$400	$51
Other borrowed funds								130			130
Total liabilities	$376	$76	(f)					$78			$530	$51 (g)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Settlements relating to commercial MSRs of $552 million represent the fair value as of January 1, 2014 as a result of an irrevocable election to measure all classes of commercial MSRs at fair value. Refer to Note 9 Goodwill and Other Intangible Assets for additional information on commercial MSRs.
(e)	Financial derivatives, which include swaps entered into in connection with sales of certain Visa Class B common shares.
(f)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $41 million for the first three months of 2014 compared with net gains (realized and unrealized) of $238 million for the first three months of 2013. These amounts also included amortization and accretion of $41 million for the first three months of 2014 compared with $57 million for the first three months of 2013. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(g)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $38 million for the first three months of 2014, compared with net unrealized gains of $183 million for the first three months of 2013. These amounts were included in Noninterest income on the Consolidated Income Statement.

100    The PNC Financial Services Group, Inc. – Form 10-Q

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the first three months of 2014, there were transfers of residential mortgage loans held for sale and loans from Level 2 to Level 3 of $3 million and $32 million, respectively, as a result of reduced market activity in the nonperforming residential mortgage sales market which reduced the observability of valuation inputs. Also during the first three months of 2014, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $2 million and $29 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $7 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during the first three months of 2014 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgages loans held for sale and Transfers into Level 3 loans within Table 83.

During the first three months of 2013, there were transfers of residential mortgage loans held for sale and loans from Level 2 to Level 3 of $3 million and $1 million, respectively, as a result of reduced market activity in the nonperforming residential mortgage sales market which reduced the observability of valuation inputs. Also during the first three months of 2013, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $4 million and $4 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $11 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during the first three months of 2013 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgage loans held for sale and Transfers into Level 3 loans within Table 83.

The PNC Financial Services Group, Inc. – Form 10-Q    101

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 84: Fair Value Measurements – Recurring Quantitative Information

March 31, 2014

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$5,234	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 32.1% (6.7%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	0% - 21.9% (6.3%)	(a	)
		pricing model (a)	Loss severity	6.1% - 96.4% (52.5%)	(a	)
			Spread over the benchmark curve (b)	230bps weighted average	(a	)
Asset-backed securities	642	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 14.2% (5.8%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	1.0% - 13.9% (8.2%)	(a	)
		pricing model (a)	Loss severity	10.0% - 100% (72.5%)	(a	)
			Spread over the benchmark curve (b)	302bps weighted average	(a	)
State and municipal securities	131	Discounted cash flow	Spread over the benchmark curve (b)	60bps - 210bps (76bps)
	200	Consensus pricing (c)	Credit and Liquidity discount	0% - 25.0% (8.3%)
Other debt securities	32	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 95.0% (88.4%)
Trading securities - Debt	32	Consensus pricing (c)	Credit and Liquidity discount	5% - 20.0% (8.3%)
Residential mortgage servicing rights	1,039	Discounted cash flow	Constant prepayment rate (CPR)	2.2% - 36.5% (8.3%)
			Spread over the benchmark curve (b)	889bps - 1,888bps (1,023bps)
Commercial mortgage servicing rights	529	Discounted cash flow	Constant prepayment rate (CPR)	5.8% - 13.1% (8.0%)
			Discount rate	4.7% - 9.3% (6.7%)
Commercial mortgage loans held for sale	577	Discounted cash flow	Spread over the benchmark curve (b)	455bps - 8,015bps (1,034bps)
Equity investments - Direct investments	1,163	Multiple of adjusted earnings	Multiple of earnings	3.3x - 10.8x (7.2x)
Equity investments - Indirect (d)	594	Net asset value	Net asset value
Loans - Residential real estate	227	Consensus pricing (c)	Cumulative default rate	2.0% - 100% (80.9%)
			Loss severity	0% - 100% (45.8%)
			Gross discount rate	9.1% - 13.0% (11.7%)
	159	Discounted cash flow	Loss severity	8.0% weighted average
			Gross discount rate	10.0% weighted average
Loans - Home equity (e)	120	Consensus pricing (c)	Credit and Liquidity discount	36.0% - 99.0% (57.0%)
BlackRock Series C Preferred Stock	330	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(330)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(100)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	41.7%
			Estimated growth rate of Visa Class A share price	12.4%
Other borrowed funds (e)	(181)	Consensus pricing (c)	Credit and Liquidity discount	0% - 99.0% (17.0%)
			Spread over the benchmark curve (b)	55bps
Insignificant Level 3 assets, net of liabilities (f)	33

Total Level 3 assets, net of liabilities (g)	$10,431

102    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2013

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$5,358	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 32.1% (6.0%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	0% - 21.9% (6.6%)	(a	)
		pricing model (a)	Loss severity	6.1% - 92.9% (52.3%)	(a	)
			Spread over the benchmark curve (b)	237bps weighted average	(a	)
Asset-backed securities	641	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 11.1% (5.0%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	1.0% - 13.9% (8.7%)	(a	)
		pricing model (a)	Loss severity	10.0% - 100% (70.1%)	(a	)
			Spread over the benchmark curve (b)	326bps weighted average	(a	)
State and municipal securities	132	Discounted cash flow	Spread over the benchmark curve (b)	80bps - 240bps (97bps)
	201	Consensus pricing (c)	Credit and Liquidity discount	0% - 25.0% (8.3%)
Other debt securities	38	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 95.0% (88.4%)
Trading securities – Debt	32	Consensus pricing (c)	Credit and Liquidity discount	0% - 20.0% (8.3%)
Residential mortgage servicing rights	1,087	Discounted cash flow	Constant prepayment rate (CPR)	2.2% - 32.9% (7.6%)
			Spread over the benchmark curve (b)	889bps - 1,888bps (1,024bps)
Commercial mortgage loans held for sale	586	Discounted cash flow	Spread over the benchmark curve (b)	460bps - 6,655bps (972bps)
Equity investments – Direct investments	1,069	Multiple of adjusted earnings	Multiple of earnings	4.5x - 10.8x (7.2x)
Equity investments – Indirect (d)	595	Net asset value	Net asset value
Loans – Residential real estate	225	Consensus pricing (c)	Cumulative default rate	2.0% - 100% (80.0%)
			Loss severity	0% - 100% (48.4%)
			Gross discount rate	12.0% - 13.0% (12.2%)
	164	Discounted cash flow	Loss severity	8.0% weighted average
			Gross discount rate	10.0% weighted average
Loans – Home equity (e)	123	Consensus pricing (c)	Credit and Liquidity discount	36.0% - 99.0% (55.0%)
BlackRock Series C Preferred Stock	332	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(332)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(90)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	41.7%
			Estimated growth rate of Visa Class
			A share price	8.6%
Other borrowed funds (e)	(184)	Consensus pricing (c)	Credit and Liquidity discount	0% - 99.0% (18.0%)
			Spread over the benchmark curve (b)	13bps
Insignificant Level 3 assets, net of liabilities (f)	35

Total Level 3 assets, net of liabilities (g)	$10,012
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of March 31, 2014 totaling $4,563 million and $611 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2013 were $4,672 million and $610 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of March 31, 2014 of $671 million and $31 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2013 were $686 million and $31 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed since these investments are recorded at their net asset redemption values.
(e)	Primarily includes a consolidated Non-agency securitization.
(f)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, residential mortgage loans held for sale and other assets. For additional information, please see commercial mortgage loan commitment assets and liabilities, residential mortgage loan commitment assets, interest rate option assets and liabilities and risk participation agreement assets and liabilities within the Financial Derivatives discussion, and the Residential Mortgage Loans Held for Sale and Other Assets and Liabilities discussions included in Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.
(g)	Consisted of total Level 3 assets of $11,052 million and total Level 3 liabilities of $621 million as of March 31, 2014 and $10,635 million and $623 million as of December 31, 2013, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    103

OTHER FINANCIAL ASSETS ACCOUNTED FOR AT FAIR VALUE ON A NONRECURRING BASIS

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment and are included in Table 85 and Table 86. For more information regarding the valuation methodologies for assets measured at fair value on a nonrecurring basis, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

Table 85: Fair Value Measurements – Nonrecurring (a)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2014	December 31 2013	March 31 2014	March 31 2013
Assets
Nonaccrual loans	$58	$35	$(8)	$(10)
Loans held for sale	78	224	(2)	(3)
Equity investments	6	6
Commercial mortgage servicing rights (b)		543		13
OREO and foreclosed assets	129	181	(12)	(19)
Long-lived assets held for sale	10	51	(4)	(16)
Total assets	$281	$1,040	$(26)	$(35)
(a)	All Level 3 as of March 31, 2014 and December 31, 2013.
(b)	As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value. Accordingly, beginning with the first quarter of 2014, commercial MSRs are measured at fair value on a recurring basis.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 86: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
March 31, 2014
Assets
Nonaccrual loans (a)	$45	Fair value of collateral	Loss severity	5.5% - 80.6% (24.3%)
Loans held for sale	78	Discounted cash flow	Spread over the benchmark curve (b)	52bps - 317bps (108bps)
			Embedded servicing value	.8% - 3.5% (2.2%)
Equity investments	6	Discounted cash flow	Market rate of return	6.5%
Other (c)	152	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total Assets	$281
December 31, 2013
Assets
Nonaccrual loans (a)	$21	Fair value of collateral	Loss severity	7.0% - 84.9% (36.6%)
Loans held for sale	224	Discounted cash flow	Spread over the benchmark curve (b)	35bps - 220bps (144bps)
			Embedded servicing value	.8% - 3.5% (2.0%)
Equity investments	6	Discounted cash flow	Market rate of return	6.5%
Commercial mortgage servicing rights (d)	543	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.1% - 11.8% (7.7%) 5.4% - 7.6% (6.7%)
Other (c)	246	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total Assets	$1,040
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	The assumed yield spread over benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Other included Nonaccrual loans of $13 million, OREO and foreclosed assets of $129 million and Long-lived assets held for sale of $10 million as of March 31, 2014. Comparably, as of December 31, 2013, Other included Nonaccrual loans of $14 million, OREO and foreclosed assets of $181 million and Long-lived assets held for sale of $51 million. The fair value of these assets is determined based on appraised value or sales price, the range of which is not meaningful to disclose.
(d)	As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value. Accordingly, beginning with the first quarter of 2014, commercial MSRs are measured at fair value on a recurring basis.

104    The PNC Financial Services Group, Inc. – Form 10-Q

Financial Instruments Accounted For Under Fair Value Option

For more information regarding financial instruments we elected to measure at fair value under fair value option on our Consolidated Balance Sheet, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

The changes in fair value included in Noninterest income for items for which we elected the fair value option are included in the table below.

Table 87: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended
In millions	March 31 2014	March 31 2013
Assets
Customer resale agreements	$(1)	$(2)
Trading loans		1
Commercial mortgage loans held for sale	2	1
Residential mortgage loans held for sale	79	63
Residential mortgage loans – portfolio	11	6
BlackRock Series C Preferred Stock	(2)	60
Liabilities
Other borrowed funds	(4)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

The PNC Financial Services Group, Inc. – Form 10-Q    105

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 88: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2014
Assets
Customer resale agreements	$186	$176	$10
Trading loans	7	7
Residential mortgage loans held for sale
Performing loans	1,044	1,002	42
Accruing loans 90 days or more past due	3	3
Nonaccrual loans	10	13	(3)
Total	1,057	1,018	39
Commercial mortgage loans held for sale (a)
Performing loans	570	657	(87)
Nonaccrual loans	7	9	(2)
Total	577	666	(89)
Residential mortgage loans – portfolio
Performing loans	228	320	(92)
Accruing loans 90 days or more past due (b)	450	530	(80)
Nonaccrual loans	372	593	(221)
Total	1,050	1,443	(393)
Liabilities
Other borrowed funds (c)	$181	$219	$(38)
December 31, 2013
Assets
Customer resale agreements	$207	$196	$11
Trading loans	6	6
Residential mortgage loans held for sale
Performing loans	1,298	1,260	38
Accruing loans 90 days or more past due	2	2
Nonaccrual loans	15	18	(3)
Total	1,315	1,280	35
Commercial mortgage loans held for sale (a)
Performing loans	583	669	(86)
Nonaccrual loans	3	9	(6)
Total	586	678	(92)
Residential mortgage loans – portfolio
Performing loans	215	313	(98)
Accruing loans 90 days or more past due (b)	445	517	(72)
Nonaccrual loans	365	598	(233)
Total	1,025	1,428	(403)
Liabilities
Other borrowed funds (c)	$184	$225	$(41)
(a)	There were no accruing loans 90 days or more past due within this category at March 31, 2014 or December 31, 2013.
(b)	The majority of these loans are government insured loans, which positively impacts the fair value. Also included are home equity loans owned by private investors, which negatively impacts the fair value.
(c)	Related to a Non-agency securitization that PNC consolidated in the first quarter of 2013.

106    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides additional information regarding the fair value and classification within the fair value hierarchy of financial instruments.

Table 89: Additional Fair Value Information Related to Financial Instruments

In millions	Carrying Amount	Fair Value
		Total		Level 1	Level 2	Level 3
March 31, 2014
Assets
Cash and due from banks	$4,723	$4,723		$4,723
Short-term assets	17,047	17,047			$17,047
Trading securities	2,381	2,381		1,265	1,084	$32
Investment securities	58,644	58,824		4,491	48,080	6,253
Trading loans	7	7			7
Loans held for sale	2,102	2,103			1,052	1,051
Net loans (excludes leases)	187,137	188,374			544	187,830
Other assets	4,222	4,937	(a)	196	1,796	2,945
Financial derivatives
Designated as hedging instruments under GAAP	1,105	1,105			1,105
Not designated as hedging instruments under GAAP	3,439	3,439		22	3,387	30
Total Assets	$280,807	$282,940		$10,697	$74,102	$198,141

Liabilities
Demand, savings and money market deposits	$200,002	$200,002			$200,002
Time deposits	22,380	22,391			22,391
Borrowed funds	47,112	47,978		$806	45,689	$1,483
Financial derivatives
Designated as hedging instruments under GAAP	284	284			284
Not designated as hedging instruments under GAAP	3,418	3,418		9	2,969	440
Unfunded loan commitments and letters of credit	209	209				209
Total Liabilities	$273,405	$274,282		$815	$271,335	$2,132
December 31, 2013
Assets
Cash and due from banks	$4,043	$4,043		$4,043
Short-term assets	15,113	15,113			$15,113
Trading securities	3,073	3,073		2,179	862	$32
Investment securities	60,294	60,372		4,120	49,865	6,387
Trading loans	6	6			6
Loans held for sale	2,255	2,256			1,307	949
Net loans (excludes leases)	184,305	185,887			513	185,374
Other assets	4,162	4,975	(a)	209	1,791	2,975
Financial derivatives
Designated as hedging instruments under GAAP	1,189	1,189			1,189
Not designated as hedging instruments under GAAP	3,604	3,604		25	3,543	36
Total Assets	$278,044	$280,518		$10,576	$74,189	$195,753

Liabilities
Demand, savings and money market deposits	$197,465	$197,465			$197,465
Time deposits	23,466	23,487			23,487
Borrowed funds	46,427	47,258		$1,341	44,431	$1,486
Financial derivatives
Designated as hedging instruments under GAAP	364	364			364
Not designated as hedging instruments under GAAP	3,570	3,570		6	3,125	439
Unfunded loan commitments and letters of credit	224	224				224
Total Liabilities	$271,516	$272,368		$1,347	$268,872	$2,149
(a)	Includes $850 million for Visa Class B common shares, which was estimated solely based upon the March 31, 2014 closing price for the Visa Class A common shares and the current Visa Class B common shares conversion rate. The Class B common shares are transferable only under limited circumstances, which could impact the aforementioned estimate, until they can be converted into Class A common shares. The comparable amount at December 31, 2013 was $971 million. For additional information, see Note 24 Commitments and Guarantees in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    107

The aggregate fair value of financial instruments in Table 89 does not represent the total market value of PNC’s assets and liabilities as the table excludes the following:

•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	mortgage servicing rights,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

For more information regarding the fair value amounts for financial instruments and their classifications within the fair value hierarchy, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

The aggregate carrying value of our FHLB and FRB stock was $1.6 billion at both March 31, 2014 and December 31, 2013, which approximates fair value at each date.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

Goodwill by business segment consisted of the following:

Table 90: Goodwill by Business Segment (a)

In millions	March 31 2014	December 31 2013
Retail Banking	$5,795	$5,795
Corporate & Institutional Banking	3,215	3,215
Asset Management Group	64	64
Total	$9,074	9,074
(a)	The Residential Mortgage Banking and Non-Strategic Assets Portfolio business segments did not have any goodwill allocated to them as of March 31, 2014 and December 31, 2013.

OTHER INTANGIBLE ASSETS

As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value, which precludes the recognition of valuation allowance or accumulated amortization. Refer to the Mortgage Servicing Rights section of this Note 9 for additional information regarding commercial mortgage servicing rights.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Table 91: Other Intangible Assets

In millions	March 31 2014	December 31 2013
Customer-related and other intangibles
Gross carrying amount	$1,671	$1,676
Accumulated amortization	(1,124)	(1,096)
Net carrying amount	$547	$580
Mortgage servicing rights (a)
Gross carrying amount	$1,568	$2,620
Valuation allowance		(88)
Accumulated amortization		(896)
Net carrying amount	$1,568	$1,636
Total	$2,115	$2,216
(a)	Upon the first quarter 2014 irrevocable election of fair value for commercial MSRs, the gross carrying amount of MSRs as of March 31, 2014 represents the fair value of both classes of MSRs.

Amortization expense on existing intangible assets follows:

Table 92: Amortization Expense on Existing Intangible Assets

In millions
Three months ended March 31, 2014	$33
Three months ended March 31, 2013 (a)	65
Remainder of 2014	94
2015	110
2016	93
2017	79
2018	68
2019	57
(a)	Includes amortization expense recorded during the first quarter 2013 for commercial MSRs. As of January 1, 2014, PNC made an irrevocable election to measure commercial MSRs at fair value, and, accordingly, amortization expense for commercial MSRs is no longer recorded.

Customer-Related and Other Intangible Assets

Our customer-related and other intangible assets have finite lives. Core deposit intangibles are amortized on an accelerated basis, whereas the remaining other intangible assets are amortized on a straight-line basis. For customer-related and other intangibles, the estimated remaining useful lives range from less than 1 year to 10 years, with a weighted-average remaining useful life of 7 years.

108    The PNC Financial Services Group, Inc. – Form 10-Q

Changes in customer-related and other intangible assets during the first three months of 2014 follow:

Table 93: Summary of Changes in Customer-Related and Other Intangible Assets

In millions	Customer- Related
December 31, 2013	$580
Amortization	(33)
March 31, 2014	$547

Mortgage Servicing Rights

We recognize as an other intangible asset the right to service mortgage loans for others. MSRs are purchased or originated when loans are sold with servicing retained. As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the commercial MSRs. The impact of the cumulative-effect adjustment to retained earnings was not material, and the valuation allowance associated with the commercial MSRs was reclassified to the gross carrying amount of commercial MSRs. We will recognize gains/(losses) on changes in the fair value of commercial MSRs as a result of the election. Commercial MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and also from defaults. We manage this risk by economically hedging the fair value of commercial MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of commercial MSRs declines (or increases).

The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating inputs for assumptions as to constant prepayment rates, discount rates and other factors determined based on current market conditions and expectations.

Changes in commercial MSRs accounted for at fair value during the first quarter 2014 follow:

Table 94: Commercial Mortgage Servicing Rights Accounted for at Fair Value

In millions	2014
January 1	$552
Additions:
From loans sold with servicing retained	7
Purchases	7
Changes in fair value due to:
Time and payoffs (a)	(23)
Other (b)	(14)
March 31	$529
Unpaid principal balance of loans serviced for others at March 31	$144,332
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Prior to 2014, commercial MSRs were initially recorded at fair value and subsequently accounted for at the lower of amortized cost or fair value. These rights were substantially amortized in proportion to and over the period of estimated net servicing income of 5 to 10 years. Commercial MSRs were periodically evaluated for impairment. For purposes of impairment, the commercial MSRs were stratified based on asset type, which characterized the predominant risk of the underlying financial asset. If the carrying amount of any individual stratum exceeded its fair value, a valuation reserve was established with a corresponding charge to Corporate services on our Consolidated Income Statement.

Changes in commercial MSRs during the first quarter 2013, prior to the irrevocable fair value election, follow:

Table 95: Commercial Mortgage Servicing Rights Accounted for Under the Amortization Method

In millions	2013
Commercial Mortgage Servicing Rights – Net Carrying Amount
January 1	$420
Additions (a)	47
Amortization expense	(28)
Change in valuation allowance	13
March 31	$452
Commercial Mortgage Servicing Rights – Valuation Allowance
January 1	$(176)
Provision	(4)
Recoveries	17
March 31	$(163)
(a)	Additions for the first three months of 2013 included $20 million from loans sold with servicing retained and $27 million from purchases of servicing rights from third parties.

We recognize mortgage servicing right assets on residential real estate loans when we retain the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. Residential MSRs are subject to declines in value principally from actual or expected prepayment of the underlying loans and also from defaults. We manage this risk by economically hedging the fair value of residential MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of residential MSRs declines (or increases).

The fair value of residential MSRs is estimated by using a discounted cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

The PNC Financial Services Group, Inc. – Form 10-Q    109

Changes in the residential MSRs follow:

Table 96: Residential Mortgage Servicing Rights

In millions	2014	2013
January 1	$1,087	$650
Additions:
From loans sold with servicing retained	23	37
Purchases	17	64
Changes in fair value due to:
Time and payoffs (a)	(29)	(50)
Other (b)	(59)	78
March 31	$1,039	$779
Unpaid principal balance of loans serviced for others at March 31	$113,573	$120,490
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2014 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 97: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2014	December 31 2013
Fair Value	$529	$552
Weighted-average life (years)	5.1	5.3
Weighted-average constant prepayment rate	8.04%	7.52%
Decline in fair value from 10% adverse change	$11	$12
Decline in fair value from 20% adverse change	$22	$23
Effective discount rate	6.70%	6.91%
Decline in fair value from 10% adverse change	$15	$18
Decline in fair value from 20% adverse change	$31	$35

Table 98: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2014	December 31 2013
Fair value	$1,039	$1,087
Weighted-average life (years)	7.5	7.9
Weighted-average constant prepayment rate	8.34%	7.61%
Decline in fair value from 10% adverse change	$36	$34
Decline in fair value from 20% adverse change	$70	$67
Weighted-average option adjusted spread	10.23%	10.24%
Decline in fair value from 10% adverse change	$43	$47
Decline in fair value from 20% adverse change	$84	$91

Fees from mortgage loan servicing, comprised of contractually specified servicing fees, late fees and ancillary fees, follows:

Table 99: Fees from Mortgage Loan Servicing

In millions	2014	2013
Three months ended March 31	$129	$137

We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset.

Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

110    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 10 CAPITAL SECURITIES OF A SUBSIDIARY TRUST AND PERPETUAL TRUST SECURITIES

Capital Securities of a Subsidiary Trust

Our capital securities of a subsidiary trust (“Trust”) are described in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in our 2013 Form 10-K. This Trust is a wholly-owned finance subsidiary of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. In accordance with GAAP, the financial statements of the Trust are not included in PNC’s consolidated financial statements.

The obligations of the parent of the Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of the Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 22 Regulatory Matters in our 2013 Form 10-K.

PNC is also subject to restrictions on dividends and other provisions potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II, as described in Note 14 in our 2013 Form 10-K in the Perpetual Trust Securities section, and to other provisions similar to or in some ways more restrictive than those potentially imposed under that agreement.

Perpetual Trust Securities

Our perpetual trust securities are described in Note 14 in our 2013 Form 10-K. Our 2013 Form 10-K also includes additional information regarding the PNC Preferred Funding Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants.

NOTE 11 CERTAIN EMPLOYEE BENEFIT AND STOCK BASED COMPENSATION PLANS

Pension And Postretirement Plans

As described in Note 15 Employee Benefit Plans in our 2013 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. The nonqualified pension and postretirement benefit plans are unfunded. The Company reserves the right to terminate plans or make plan changes at any time.

The components of our net periodic pension and postretirement benefit cost for the first three months of 2014 and 2013, respectively, were as follows:

Table 100: Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended March 31 In millions	2014	2013	2014	2013	2014	2013
Net periodic cost consists of:
Service cost	$25	$28	$1	$1	$1	$1
Interest cost	47	42	3	3	4	4
Expected return on plan assets	(72)	(72)
Amortization of prior service credit	(2)	(2)				(1)
Amortization of actuarial losses		22	1	2
Net periodic cost/(benefit)	$(2)	$18	$5	$6	$5	$4

Stock Based Compensation Plans

As more fully described in Note 16 Stock Based Compensation Plans in our 2013 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain

Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of March 31, 2014, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first three months of 2014 and 2013 was $50 million and $41 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    111

At March 31, 2014, there was $231 million of unamortized share-based compensation expense related to nonvested equity compensation arrangements granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

Nonqualified Stock Options

Beginning in 2014, PNC discontinued the use of stock options as a standard element of our long-term equity incentive compensation programs under our Incentive Plans and did not grant any options in the first quarter of 2014. Prior to 2014, options were granted at exercise prices not less than the market value of common stock on the grant date. Generally, options become exercisable in installments after the grant date. No option may be exercisable after 10 years from its grant date. Payment of the option exercise price may be in cash or by surrendering shares of common stock at market value on the exercise date. The exercise price may be paid by using previously owned shares.

For purposes of computing stock option expense for 2013, we estimated the fair value of stock options at the grant date by using the Black-Scholes option-pricing model. Option pricing models require the use of numerous assumptions, many of which are subjective. We used the following assumptions in the Black-Scholes model to determine the 2013 grant date fair value, as follows:

Table 101: Option Pricing Assumptions (a)

Weighted-average for the three months ended March 31	2013
Risk-free interest rate	.9%
Dividend yield	2.5
Volatility	34.0
Expected life	6.5 yrs.
Grant-date fair value	$16.35
(a)	PNC did not grant any stock options in the first quarter of 2014.

There were no options granted in 2013 where the grant date fair value exceeded the market value. The following table represents the stock option activity for the first three months of 2014.

Table 102: Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2013	10,354	$57.57	544	$662.28	10,898	$87.75
Granted (a)
Exercised	(1,907)	61.14			(1,907)	61.14
Cancelled	(33)	57.55	(8)	519.01	(41)	149.10
Outstanding at March 31, 2014	8,414	$56.76	536	$664.45	8,950	$93.15
Exercisable at March 31, 2014	8,165	$56.59	536	$664.45	8,701	$94.04
(a)	PNC did not grant any stock options in the first quarter of 2014.

During the first three months of 2014, we issued approximately 1.4 million common shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize primarily treasury stock for any future stock option exercises.

Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards

The fair value of nonvested incentive/performance unit share awards and restricted stock/share unit awards is initially determined based on prices not less than the market value of our common stock on the date of grant. The value of certain incentive/performance unit share awards is subsequently remeasured based on the achievement of one or more financial and other performance goals. The Personnel and Compensation Committee (“P&CC”) of the Board of Directors approves the final award payout with respect to certain incentive/performance unit share awards.

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

Table 103: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Share Units	Weighted- Average Grant Date Fair Value
December 31, 2013	1,647	$63.49	3,483	$62.70
Granted	723	79.90	1,095	81.23
Vested/Released	(513)	63.64	(797)	63.63
Forfeited	(9)	64.21	(29)	65.28
March 31, 2014	1,848	$69.86	3,752	$67.89

112    The PNC Financial Services Group, Inc. – Form 10-Q

In the preceding table, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

Liability Awards

A summary of all nonvested, cash-payable incentive/performance units and restricted share unit activity follows:

Table 104: Nonvested Cash-Payable Incentive/Performance Units and Restricted Share Units – Rollforward

In thousands	Cash-Payable Incentive/ Performance Units	Cash-Payable Restricted Share Units	Total
Outstanding at December 31, 2013	116	825	941
Granted	100	269	369
Vested and Released	(39)	(424)	(463)
Forfeited		(2)	(2)
Outstanding at March 31, 2014	177	668	845

Included in the preceding table are cash-payable restricted share units granted to certain executives. These grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are generally no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of March 31, 2014, the aggregate intrinsic value of all outstanding nonvested cash-payable incentive/performance units and restricted share units was $73 million.

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 17 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by PNC:

Table 105: Total Gross Derivatives

	March 31, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP	$37,458	$1,105	$284	$36,197	$1,189	$364
Derivatives not designated as hedging instruments under GAAP	340,473	3,439	3,418	345,059	3,604	3,570
Total gross derivatives	$377,931	$4,544	$3,702	$381,256	$4,793	$3,934
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.

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

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER GAAP

Certain derivatives used to manage interest rate and foreign exchange risk as part of our asset and liability risk management activities are designated as accounting hedges under GAAP.

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

For additional information on derivatives designated as hedging instruments under GAAP see Note 17 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    113

Further detail regarding the notional amounts and fair values related to derivatives designated in hedge relationships is presented in the following table:

Table 106: Derivatives Designated As Hedging Instruments under GAAP

	March 31, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Interest rate contracts:
Fair value hedges:
Receive-fixed swaps (c)	$18,124	$812	$155	$16,446	$871	$230
Pay-fixed swaps (c) (d)	4,081	24	77	4,076	54	66
Subtotal	$22,205	$836	$232	$20,522	$925	$296
Cash flow hedges:
Receive-fixed swaps (c)	$14,298	$269	$34	$14,737	$264	$58
Forward purchase commitments
Subtotal	$14,298	$269	$34	$14,737	$264	$58
Foreign exchange contracts:
Net investment hedge	955		18	938		10
Total derivatives designated as hedging instruments	$37,458	$1,105	$284	$36,197	$1,189	$364
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 40% were based on 1-month LIBOR and 60% on 3-month LIBOR at March 31, 2014 compared with 43% and 57%, respectively, at December 31, 2013.
(d)	Includes zero-coupon swaps.

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 107: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges

In millions	Hedged Items	Location	Three months ended
			March 31, 2014		March 31, 2013
			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
			Amount	Amount	Amount	Amount
Interest rate contracts	U.S. Treasury and Government Agencies Securities	Investment securities (interest income)	$(30)	$31	$22	$(23)
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	1		2	(2)
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	23	(29)	(68)	66
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	9	(10)	(65)	64
Total (a)			$3	$(8)	$(109)	$105
(a)	The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $5 million for the first three months of 2014 compared with net losses of $4 million for the first three months of 2013.

114    The PNC Financial Services Group, Inc. – Form 10-Q

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow March 31, 2014, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $228 million pretax, or $148 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2014. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow March 31, 2014, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $13 million pretax, or $8 million after-tax, as adjustments of yield on investment securities. As of March 31, 2014 there were no forward purchase or sale contracts designated in a cash flow hedge relationship.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first three months of 2014 and 2013, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 108: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

In millions	Three months ended March 31
	2014	2013
Gains (Losses) on Derivatives Recognized in OCI – (Effective Portion)	$72	$14
Less: Gains (Losses) Reclassified from Accumulated OCI into Income – (Effective Portion)
Interest income	72	106
Noninterest income	5	15
Total Gains (Losses) Reclassified from Accumulated OCI into Income – (Effective Portion)	77	121
Net unrealized gains (losses) on cash flow hedge derivatives	$(5)	$(107)
(a)	All cash flow hedge derivatives are interest rate contracts as of March 31, 2014 and March 31, 2013.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

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

For the first three months of 2014 and 2013, there was no net investment hedge ineffectiveness.

Further detail on gains (losses) on net investment hedge derivatives is presented in the following table:

Table 109: Gains (Losses) on Derivatives – Net Investment Hedges

In millions	Three months ended March 31
	2014	2013
Gains (Losses) on Derivatives Recognized in OCI (Effective Portion)
Foreign exchange contracts	$(7)	$57

The PNC Financial Services Group, Inc. – Form 10-Q    115

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS UNDER GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP.

For additional information on derivatives not designated as hedging instruments under GAAP see Note 17 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

Further detail regarding the notional amounts and fair values related to derivatives not designated in hedge relationships is presented in the following table:

Table 110: Derivatives Not Designated As Hedging Instruments under GAAP

	March 31, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$38,267	$589	$294	$37,424	$654	$360
Swaptions	1,448	19	19	845	18	18
Futures (c)	37,148			49,250
Futures options	29,350	9	5	24,000	10	2
Mortgage-backed securities commitments	350	3		832		3
Subtotal	$106,563	$620	$318	$112,351	$682	$383
Loan sales
Interest rate contracts:
Futures (c)	$250			$350
Bond options	200	$1		200	$1
Mortgage-backed securities commitments	5,648	5	$7	5,173	26	$9
Residential mortgage loan commitments	2,144	18		1,605	13
Subtotal	$8,242	$24	$7	$7,328	$40	$9
Subtotal	$114,805	$644	$325	$119,679	$722	$392
Derivatives used for commercial mortgage banking activities
Interest rate contracts:
Swaps	$2,977	$27	$47	$2,158	$23	$52
Swaptions	514	2	1	125		3
Futures (c)	9,020			4,598
Futures options	36,750	13	4	45,500	15	4
Commercial mortgage loan commitments	524	9	4	673	20	11
Subtotal	$49,785	$51	$56	$53,054	$58	$70
Credit contracts:
Credit default swaps	95			95
Subtotal	$49,880	$51	$56	$53,149	$58	$70
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$135,535	$2,476	$2,395	$134,408	$2,540	$2,445
Caps/floors – Sold	4,845		16	4,789		11
Caps/floors – Purchased	5,653	37		5,519	37
Swaptions	2,413	48	32	2,354	49	51
Futures (c)	2,063			1,856
Mortgage-backed securities commitments	3,230	4	3	1,515	4	3
Subtotal	$153,739	$2,565	$2,446	$150,441	$2,630	$2,510
Foreign exchange contracts	14,311	177	157	14,316	192	172
Credit contracts:
Risk participation agreements	4,828	2	4	4,777	2	4
Subtotal	$172,878	$2,744	$2,607	$169,534	$2,824	$2,686

116    The PNC Financial Services Group, Inc. – Form 10-Q

	March 31, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for other risk management activities:
Interest rate contracts:
Swaps	$492			$511
Futures (c)	1,005			838
Subtotal	$1,497			$1,349
Foreign exchange contracts	6			8
Other contracts (d)	1,407		$430	1,340		$422
Subtotal	$2,910		$430	$2,697		$422
Total derivatives not designated as hedging instruments	$340,473	$3,439	$3,418	$345,059	$3,604	$3,570
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Futures contracts settle in cash daily and therefore, no derivative asset or liability is recognized on our Consolidated Balance Sheet.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares in the first quarter of 2014 and in the second and third quarters of 2013. Refer to Note 8 Fair Value for additional information on the Visa swaps.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 111: Gains (Losses) on Derivatives Not Designated As Hedging Instruments under GAAP

In millions	Three months ended March 31
	2014	2013
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$53	$(39)
Loan sales
Interest rate contracts	1	85
Gains (losses) included in residential mortgage banking activities (a)	$54	$46
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$20	$6
Credit contracts (c)		(1)
Gains (losses) from commercial mortgage banking activities	$20	$5
Derivatives used for customer-related activities:
Interest rate contracts	$(1)	$19
Foreign exchange contracts	24	39
Equity contracts		(3)
Credit contracts	1	(1)
Gains (losses) from customer-related activities (c)	$24	$54
Derivatives used for other risk management activities:
Interest rate contracts	$(4)
Other contracts (d)	(8)	$(59)
Gains (losses) from other risk management activities (c)	$(12)	$(59)
Total gains (losses) from derivatives not designated as hedging instruments	$86	$46
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP funding obligation, a forward purchase commitment for certain loans upon conversion from a variable rate to a fixed rate, and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

The PNC Financial Services Group, Inc. – Form 10-Q    117

Credit Derivatives

We enter into credit derivatives, specifically credit default swaps and risk participation agreements, as part of our commercial mortgage banking hedging activities and for customer and other risk management purposes. The credit derivative underlying is based on the credit risk of a specific entity, entities, or an index. Detail regarding credit default swaps and risk participations sold follows.

Table 112: Credit Default Swaps (a)

	March 31, 2014		December 31, 2013
Dollars in millions	Notional Amount	Weighted- Average Remaining Maturity In Years	Notional Amount	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Purchased (b)
Single name	$35	7.0	$35	7.3
Index traded	60	35.0	60	35.2
Total	$95	24.7	$95	24.9
(a)	There were no credit default swaps sold as of March 31, 2014 and December 31, 2013.
(b)	The fair value of credit default swaps purchased was less than $1 million as of March 31, 2014 and December 31, 2013.

The notional amount of these credit default swaps by credit rating is presented in the following table:

Table 113: Credit Ratings of Credit Default Swaps (a)

In millions	March 31, 2014	December 31, 2013
Credit Default Swaps – Purchased
Investment grade (b)	$95	$95
Total (c)	$95	$95
(a)	There were no credit default swaps sold as of March 31, 2014 and December 31, 2013.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	There were no subinvestment grade credit default swaps purchased as of March 31, 2014 and December 31, 2013. Subinvestment grade represents a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps is presented in the following table:

Table 114: Referenced/Underlying Assets of Credit Default Swaps

	March 31, 2014	December 31, 2013
Corporate Debt	37%	37%
Commercial mortgage-backed securities	63%	63%

Risk Participation Agreements

We also periodically enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts. Risk participation agreements purchased and sold are included in these derivative tables: Tables 110 and 111.

Further detail regarding the notional amount, fair value and weighted average remaining maturities in years for risk participation agreements sold is presented in the following table:

Table 115: Risk Participation Agreements Sold

	March 31, 2014			December 31, 2013
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Risk Participation Agreements Sold	$2,822	$(4)	6.0	$2,770	$(4)	6.1

118    The PNC Financial Services Group, Inc. – Form 10-Q

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Table 116: Internal Credit Ratings of Risk Participation Agreements Sold

	March 31, 2014	December 31, 2013
Pass (a)	99%	98%
Below pass (b)	1%	2%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

We have sold risk participation agreements with terms ranging from less than 1 year to 23 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties. Assuming all underlying swap counterparties defaulted at March 31, 2014, the exposure from these agreements would be $90 million based on the fair value of the underlying swaps, compared with $77 million at December 31, 2013.

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

For additional information on derivative offsetting, counterparty credit risk, and contingent features see Note 17 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

The following derivative Table 117 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of March 31, 2014 and December 31, 2013. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

For further discussion on ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and the impact of other instruments entered into under master netting arrangements, see Note 1 Accounting Policies in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K. Refer to Note 17 Commitments and Guarantees for additional information related to resale and repurchase agreements offsetting.

The PNC Financial Services Group, Inc. – Form 10-Q    119

Table 117: Derivative Assets and Liabilities Offsetting

March 31, 2014 In millions	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$4,365	$2,302	$492	$1,571		$123	$1,448
Foreign exchange contracts	177	59	10	108			108
Credit contracts	2	1		1			1
Total derivative assets (a) (b)	$4,544	$2,362	$502	$1,680	(c)	$123	$1,557

March 31, 2014 In millions	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$3,093	$2,287	$487	$319			$319
Foreign exchange contracts	175	72	32	71			71
Credit contracts	4	3	1
Other contracts	430			430			430
Total derivative liabilities (a) (b)	$3,702	$2,362	$520	$820	(d)		$820

December 31, 2013 In millions	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$4,599	$2,468	$556	$1,575		$115	$1,460
Foreign exchange contracts	192	64	9	119			119
Credit contracts	2	1		1			1
Total derivative assets (a) (b)	$4,793	$2,533	$565	$1,695	(c)	$115	$1,580

December 31, 2013 In millions	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$3,326	$2,447	$473	$406			$406
Foreign exchange contracts	182	83	23	76			76
Credit contracts	4	3	1
Other contracts	422			422			422
Total derivative liabilities (a) (b)	$3,934	$2,533	$497	$904	(d)		$904
(a)	There were no derivative assets and liabilities equity contracts as of March 31, 2014 and December 31, 2013.
(b)	Included derivative assets and derivative liabilities as of March 31, 2014 totaling $243 million and $182 million, respectively, related to interest rate contracts executed bilaterally with counterparties in the OTC market and novated to and cleared through a central clearing house. The comparable amounts as of December 31, 2013 totaled $331 million and $224 million, respectively. Derivative assets and liabilities as of March 31, 2014 and December 31, 2013 related to exchange-traded interest rate contracts were not material. As of March 31, 2014 and December 31, 2013, these contracts were not subject to offsetting. The remaining gross and net derivative assets and liabilities relate to contracts executed bilaterally with counterparties that are not settled through an organized exchange or central clearing house.
(c)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(d)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

120    The PNC Financial Services Group, Inc. – Form 10-Q

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

At March 31, 2014, we held cash, U.S. government securities and mortgage-backed securities totaling $720 million under master netting and other collateral agreements to collateralize net derivative assets due from counterparties, and we have pledged cash totaling $561 million under these agreements to collateralize net derivative liabilities owed to counterparties. These totals may differ from the amounts presented in the preceding offsetting table because they may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair value with the counterparty as of the balance sheet date due to timing or other factors. To the extent not netted against the derivative fair value under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain of the master netting agreements and certain other derivative agreements also contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, we would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2014 was $732 million for which PNC had posted collateral of $537 million in the normal course of business. The maximum additional amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2014 would be $195 million.

NOTE 13 EARNINGS PER SHARE

Table 118: Basic and Diluted Earnings per Common Share

Three months ended March 31 In millions, except per share data	2014	2013
Basic
Net income (a)	$1,060	$995
Less:
Net income (loss) attributable to noncontrolling interests (a)	(2)	(8)
Preferred stock dividends and discount accretion and redemptions	70	75
Dividends and undistributed earnings allocated to nonvested restricted shares	3	4
Net income attributable to basic common shares	$989	$924
Basic weighted-average common shares outstanding	532	526
Basic earnings per common share (b)	$1.86	$1.76
Diluted
Net income attributable to basic common shares	$989	$924
Less: Impact of BlackRock earnings per share dilution	6	5
Net income attributable to diluted common shares	$983	$919
Basic weighted-average common shares outstanding	532	526
Dilutive potential common shares (c) (d)	7	2
Diluted weighted-average common shares outstanding	539	528
Diluted earnings per common share (b)	$1.82	$1.74
(a)	Prior period amounts have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(c)	Excludes stock options considered to be anti-dilutive of 1 million and 3 million for the three months ended March 31, 2014 and March 31, 2013, respectively.
(d)	Excludes warrants considered to be anti-dilutive of 17 million for the three months ended March 31, 2013. As of March 31, 2014, these warrants were considered to be dilutive.

The PNC Financial Services Group, Inc. – Form 10-Q    121

NOTE 14 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first three months of 2013 and 2014 follows.

Table 119: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2012	528	$2,690	$3,590	$12,193	$20,265	$834	$(569)	$2,762	$41,765
Cumulative effect of adopting ASU 2014-01 (a)					(55)			10	(45)
Balance at January 1, 2013	528	$2,690	$3,590	$12,193	$20,210	$834	$(569)	$2,772	$41,720
Net income (a)					1,003			(8)	995
Other comprehensive income (loss), net of tax						(67)			(67)
Cash dividends declared
Common ($.40 per share)					(210)				(210)
Preferred					(67)				(67)
Preferred stock discount accretion			1		(1)
Redemption of noncontrolling interests (b)					(7)			(368)	(375)
Common stock activity (c)				7					7
Treasury stock activity	1			(17)			17
Other				(9)				30	21
Balance at March 31, 2013 (d)	529	$2,690	$3,591	$12,174	$20,928	$767	$(552)	$2,426	$42,024
Balance at December 31, 2013	533	$2,698	$3,941	$12,416	$23,325	$436	$(408)	$1,689	$44,097
Cumulative effect of adopting ASU 2014-01 (a)					(74)			14	(60)
Cumulative effect of adopting ASC 860-50 (e)					2				2
Balance at January 1, 2014	533	$2,698	$3,941	$12,416	$23,253	$436	$(408)	$1,703	$44,039
Net income					1,062			(2)	1,060
Other comprehensive income (loss), net of tax						220			220
Cash dividends declared
Common ($.44 per share)					(235)				(235)
Preferred					(68)				(68)
Preferred stock discount accretion			2		(2)
Common stock activity (c)		2		28					30
Treasury stock activity	1			7			26		33
Other				(57)				(104)	(161)
Balance at March 31, 2014 (d)	534	$2,700	$3,943	$12,394	$24,010	$656	$(382)	$1,597	$44,918
(a)	Prior period amounts have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits. See Note 1 Accounting Policies for further detail of the adoption.
(b)	Relates to the redemption of REIT preferred securities in the first quarter of 2013. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities for additional information in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.
(c)	Common stock activity totaled less than .5 million shares issued.
(d)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(e)	Amount represents the cumulative impact of our January 1, 2014 irrevocable election to prospectively measure all classes of commercial MSRs at fair value. See Note 1 Accounting Policies and Note 9 Goodwill and Other Intangible Assets for more information on this election.

122    The PNC Financial Services Group, Inc. – Form 10-Q

Table 120: Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at December 31, 2012	$1,858	$(681)	$1,177
First Quarter 2013 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(157)	57	(100)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	14	(5)	9
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(1)	–	(1)
Net unrealized gains (losses) on non-OTTI securities	(170)	62	(108)
Balance at March 31, 2013	1,688	(619)	1,069
Balance at December 31, 2013	647	(238)	409
First Quarter 2014 activity
Increase in net unrealized gains (losses) on non-OTTI securities	201	(74)	127
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	7	(3)	4
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	5	(2)	3
Net unrealized gains (losses) on non-OTTI securities	189	(69)	120
Balance at March 31, 2014	$836	$(307)	$529
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2012	$(195)	$72	$(123)
First Quarter 2013 activity
Increase in net unrealized gains (losses) on OTTI securities	131	(47)	84
Less: OTTI losses realized on securities reclassified to noninterest income	(10)	4	(6)
Net unrealized gains (losses) on OTTI securities	141	(51)	90
Balance at March 31, 2013	(54)	21	(33)
Balance at December 31, 2013	36	(12)	24
First Quarter 2014 activity
Increase in net unrealized gains (losses) on OTTI securities	64	(24)	40
Less: OTTI losses realized on securities reclassified to noninterest income	(2)	1	(1)
Net unrealized gains (losses) on OTTI securities	66	(25)	41
Balance at March 31, 2014	$102	$(37)	$65
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2012	$911	$(333)	$578
First Quarter 2013 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	14	(5)	9
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	87	(32)	55
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	19	(7)	12
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	15	(5)	10
Net unrealized gains (losses) on cash flow hedge derivatives	(107)	39	(68)
Balance at March 31, 2013	804	(294)	510
Balance at December 31, 2013	384	(141)	243
First Quarter 2014 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	72	(26)	46
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	69	(25)	44
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	3	(1)	2
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	5	(2)	3
Net unrealized gains (losses) on cash flow hedge derivatives	(5)	2	(3)
Balance at March 31, 2014	$379	$(139)	$240

The PNC Financial Services Group, Inc. – Form 10-Q    123

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2012	$(1,226)	$449	$(777)
First Quarter 2013 activity
Net pension and other postretirement benefit plan activity	25	(9)	16
Amortization of actuarial loss (gain) reclassified to other noninterest expense	24	(9)	15
Amortization of prior service cost (credit) reclassified to other noninterest expense	(3)	1	(2)
Total First Quarter 2013 activity	46	(17)	29
Balance at March 31, 2013	(1,180)	432	(748)
Balance at December 31, 2013	(374)	137	(237)
First Quarter 2014 activity
Net pension and other postretirement benefit plan activity	83	(31)	52
Amortization of actuarial loss (gain) reclassified to other noninterest expense	1		1
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)	1	(1)
Total First Quarter 2014 activity	82	(30)	52
Balance at March 31, 2014	$(292)	$107	$(185)
Other
Balance at December 31, 2012	$(41)	$20	$(21)
First Quarter 2013 Activity
PNC’s portion of BlackRock’s OCI	(4)	(5)	(9)
Net investment hedge derivatives (b)	57	(21)	36
Foreign currency translation adjustments	(59)	22	(37)
Total First Quarter 2013 activity	(6)	(4)	(10)
Balance at March 31, 2013	(47)	16	(31)
Balance at December 31, 2013	(20)	17	(3)
First Quarter 2014 Activity
PNC’s portion of BlackRock’s OCI	11	(4)	7
Net investment hedge derivatives (b)	(7)	3	(4)
Foreign currency translation adjustments	7		7
Total First Quarter 2014 activity	11	(1)	10
Balance at March 31, 2014	$(9)	$16	$7
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.

Table 121: Accumulated Other Comprehensive Income (Loss) Components

	March 31, 2014		December 31, 2013
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains (losses) on non-OTTI securities	$836	$529	$647	$409
Net unrealized gains (losses) on OTTI securities	102	65	36	24
Net unrealized gains (losses) on cash flow hedge derivatives	379	240	384	243
Pension and other postretirement benefit plan adjustments	(292)	(185)	(374)	(237)
Other	(9)	7	(20)	(3)
Accumulated other comprehensive income (loss)	$1,016	$656	$673	$436

124    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 15 INCOME TAXES

The net operating loss carryforwards at March 31, 2014 and December 31, 2013 follow:

Table 122: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	March 31 2014	December 31 2013
Net Operating Loss Carryforwards:
Federal	$1,096	$1,116
State	2,844	2,958
Tax Credit Carryforwards:
Federal	$171	$221
State	7	7

The federal net operating loss carryforward expires in 2032. The state net operating loss carryforwards will expire from 2014 to 2031. The majority of the tax credit carryforwards expire in 2033. All federal and most state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. It is anticipated that the company will be able to fully utilize its carryforwards for federal tax purposes, but a valuation allowance of $56 million has been recorded against certain state tax carryforwards as of March 31, 2014. ASU 2013-11, which was adopted as of January 1, 2014, requires entities to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryover. If these tax positions were successfully challenged by a state, the state net operating losses listed above could be reduced by $457 million.

Examinations are substantially completed for PNC’s consolidated federal income tax returns for 2007 and 2008 and there are no outstanding unresolved issues. The Internal Revenue Service (IRS) is currently examining PNC’s 2009 and 2010 returns. National City’s consolidated federal income tax returns through 2008 have been audited by the IRS. Certain adjustments remain under review by the IRS Appeals Division for years 2004 through 2008.

The Company had unrecognized tax benefits of $109 million at March 31, 2014 and $110 million at December 31, 2013. At March 31, 2014, $87 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $65 million within the next twelve months.

ASU 2014-01 was adopted effective January 1, 2014. Under this standard, amortization of qualified low income housing tax credit investments is reported within income tax expense. Certain prior period amounts including income tax provision have been updated to reflect the adoption.

NOTE 16 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 16 as well as those matters disclosed in Note 23 Legal Proceedings in Part II, Item 8 of our 2013 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2014, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $725 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

The PNC Financial Services Group, Inc. – Form 10-Q    125

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

The following updates our disclosure of legal proceedings from that provided in Prior Disclosure.

Overdraft Litigation

With respect to the two cases consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”) under the caption In re Checking Account Overdraft Litigation (MDL No. 2036, Case No. 1:09-MD-02036-JLK ), Dasher v. RBC Bank and Avery v. RBC Bank, we filed a motion asking the U.S. Court of Appeals for the Eleventh Circuit to reconsider its decision in February 2014 affirming the order of the MDL Court denying arbitration. The court of appeals denied our motion in March 2014. In April 2014, we filed a motion asking the court of appeals to stay its ruling pending the filing of a petition for a writ of certiorari with the U.S. Supreme Court. The court of appeals granted our motion later in April 2014 and stayed its ruling until July 2, 2014. If a petition for a writ of certiorari is filed with the Supreme Court before that date, the stay will continue until final disposition of the case by the Supreme Court.

FHLB

In March 2014, PNC and the Federal Home Loan Bank of Chicago reached an agreement in principle to settle the lawsuit pending in the Circuit Court of Cook County, Illinois under the caption Federal Home Loan Bank of Chicago v. Bank of America Funding Corp., et al. (Case No. 10CH45033). The settlement remains subject, among other things, to final documentation. The amount of the settlement is not material to PNC.

Lender Placed Insurance Litigation

In February 2014, the plaintiff in Lauren vs. PNC Bank, N.A., et al, (Case No. 2:13-cv-00762-TFM), now pending in the United States District Court for the Southern District of Ohio, moved to amend her complaint to, among other things, assert a nationwide RICO claim on behalf of the class. The motion is pending.

In March 2014, an additional class action complaint (Tighe v. PNC Bank, N.A., et al., Case No. 14-CV-2017) was filed in the United States District Court for the Southern District of New York against PNC Bank, Alpine Indemnity Limited, a reinsurance subsidiary of PNC, ASIC and its parent, Assurant, Inc. The allegations of this complaint are similar to those found in the Lauren complaint. The plaintiff asserts breach of contract by PNC, breach of its duty of good faith and fair dealing, unjust enrichment, breach of a fiduciary duty, and violations of Texas statutes pertaining to deceptive and unfair trade practices. These plaintiffs also assert claims under the federal TILA and RICO statutes. The plaintiff seeks a nationwide class on all claims except the state law statutory claim, for which they seek to certify a subclass of Texas residents.

Mortgage Repurchase Litigation

In March 2014, we filed a motion to dismiss the complaint in Residential Funding Company, LLC v. PNC Bank, N.A., et al. (Civil No. 13-3498- JRT-JSM) pending in the United States District Court for the District of Minnesota. Residential Funding Company then filed an amended complaint, as well as a motion to transfer the lawsuit to the United States Bankruptcy Court for the Southern District of New York. In April 2014, we moved to dismiss the amended complaint.

Other Regulatory and Governmental Inquiries

PNC is the subject of investigations, audits and other forms of regulatory and governmental inquiry covering a broad range of issues in our banking, securities and other financial services businesses, in some cases as part of reviews of specified activities at multiple industry participants. Over the last few years, we have experienced an increase in regulatory and governmental investigations, audits and other inquiries. Areas of current regulatory or governmental inquiry with respect to PNC include consumer protection, fair lending, mortgage origination and servicing, mortgage and non mortgage-related insurance and reinsurance, municipal finance activities, conduct by broker-dealers, and participation in government insurance or guarantee programs, some of which are described in Prior Disclosure. These inquiries, including those described in Prior Disclosure, may lead to administrative, civil or

126    The PNC Financial Services Group, Inc. – Form 10-Q

criminal proceedings, and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs.

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

NOTE 17 COMMITMENTS AND GUARANTEES

Equity Funding and Other Commitments

During the first quarter of 2014, financial support to existing direct and indirect investments of $16 million was provided. Of this amount, $6 million was funded to satisfy commitments to various private equity investments. Support to direct investments generally provided growth financing.

Unfunded obligations at March 31, 2014 included unfunded commitments to various private equity investments of $153 million and additional obligations to direct investments of $6 million.

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

Table 123: Net Outstanding Standby Letters of Credit

Dollars in billions	March 31 2014	December 31 2013
Net outstanding standby letters of credit (a)	$10.6	$10.5
Internal credit ratings (as a percentage of portfolio):
Pass (b)	96%	96%
Below pass (c)	4%	4%
(a)	The amounts above exclude participations in standby letters of credit of $3.4 billion and $3.3 billion to other financial institutions as of March 31, 2014 and December 31, 2013, respectively. The amounts above include $6.3 billion and $6.6 billion which support remarketing programs at March 31, 2014 and December 31, 2013, respectively.
(b)	Indicates that expected risk of loss is currently low.
(c)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2014 had terms ranging from less than 1 year to 8 years.

As of March 31, 2014, assets of $1.9 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $207 million at March 31, 2014.

Standby Bond Purchase Agreements and Other Liquidity Facilities

We enter into standby bond purchase agreements to support municipal bond obligations. At March 31, 2014, the aggregate of our commitments under these facilities was $1.0 billion. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. There were no commitments under these facilities at March 31, 2014.

Indemnifications

We are a party to numerous acquisition or divestiture agreements under which we have purchased or sold, or agreed to purchase or sell, various types of assets. These agreements can cover the purchase or sale of entire businesses, loan portfolios, branch banks, partial interests in companies, or other types of assets.

The PNC Financial Services Group, Inc. – Form 10-Q    127

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

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during 2014. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

Visa Indemnification

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (Visa). Our 2013 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation. See also Note 23 Legal Proceedings in our 2013 Form 10-K for information on interchange litigation. Additionally, we continue to have an obligation to indemnify Visa for judgments and settlements for the remaining specified litigation.

Recourse and Repurchase Obligations

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities, PNC has sold commercial mortgage, residential mortgage and home equity loans/ lines of credit directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets.

COMMERCIAL MORTGAGE LOAN RECOURSE OBLIGATIONS

We originate, close and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At both March 31, 2014 and

128    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2013, the unpaid principal balance outstanding of loans sold as a participant in these programs was $11.7 billion. The potential maximum exposure under the loss share arrangements was $3.6 billion at both March 31, 2014 and December 31, 2013.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $33 million as of both March 31, 2014 and December 31, 2013, and is included in Other liabilities on our Consolidated Balance Sheet. The comparable reserve as of March 31, 2013 was $42 million.

If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Table 124: Analysis of Commercial Mortgage Recourse Obligations

In millions	2014	2013
January 1	$33	$43
Reserve adjustments, net		(1)
March 31	$33	$42

RESIDENTIAL MORTGAGE LOAN AND HOME EQUITY LOAN/ LINE OF CREDIT REPURCHASE OBLIGATIONS

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At March 31, 2014 and December 31, 2013, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $122 million and $153 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during 2014 and 2013 follows:

Table 125: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2014			2013
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$131	$22	$153	$614	$58	$672
Reserve adjustments, net	(19)	3	(16)	4	(3)	1
Losses – loan repurchases and private investor settlements	(9)	(6)	(15)	(96)	(30)	(126)
March 31	$103	$19	$122	$522	$25	$547
(a)	Repurchase obligation associated with sold loan portfolios of $90.2 billion and $101.3 billion at March 31, 2014 and March 31, 2013, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $3.6 billion and $3.9 billion at March 31, 2014 and March 31, 2013, respectively. PNC is no longer engaged in the brokered home equity lending business, which was acquired with National City.

The PNC Financial Services Group, Inc. – Form 10-Q    129

Management believes the indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of March 31, 2014 and 2013. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices and other economic conditions. At March 31, 2014, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $87 million for our portfolio of residential mortgage loans sold. At March 31, 2014, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines of credit sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

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

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard and borrower and lender paid mortgage insurance with an aggregate maximum exposure up to the specified limits for all reinsurance contracts as follows:

Table 126: Reinsurance Agreements Exposure (a)

In millions	March 31 2014	December 31 2013
Accidental Death & Dismemberment	$1,867	$1,902
Credit Life, Accident & Health	570	621
Lender Placed Hazard (b)	2,645	2,679
Borrower and Lender Paid Mortgage Insurance	86	133
Maximum Exposure	$5,168	$5,335
Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	1%	2%
Quota Share	99%	98%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$569	$620
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur, PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.

A rollforward of the reinsurance reserves for probable losses for the first three months 2014 and 2013 follows:

Table 127: Reinsurance Reserves – Rollforward

In millions	2014	2013
January 1	$32	$61
Paid Losses	(7)	(12)
Net Provision	3	5
March 31	$28	$54

There were no changes to the terms of existing agreements, nor were any new relationships entered into or existing relationships exited.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At March 31, 2014, the reasonably possible loss above our accrual was not material.

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

130    The PNC Financial Services Group, Inc. – Form 10-Q

In accordance with the disclosure requirements of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, Table 128 shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 128. The amounts reported in Table 128 exclude the fair value adjustment on the structured resale agreements of $10 million and $11 million at March 31, 2014 and December 31, 2013, respectively, that we have elected to account for at fair value. Refer to Note 8 Fair Value for additional information regarding the structured resale agreements at fair value.

For further discussion on ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and the impact of other instruments entered into under master netting arrangements, see Note 1 Accounting Policies in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K. Refer to Note 12 Financial Derivatives for additional information related to offsetting of financial derivatives.

Table 128: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale Agreements (a) (b)	Securities Collateral Held Under Master Netting Agreements (c)	Net Amounts (b)
Resale Agreements
March 31, 2014	$990		$990	$901	$89
December 31, 2013	1,542		1,542	1,453	89

In millions	Gross Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Repurchase Agreements (d) (e)	Securities Collateral Pledged Under Master Netting Agreements (c)	Net Amounts (e)
Repurchase Agreements
March 31, 2014	$3,184		$3,184	$2,313	$871
December 31, 2013	4,183		4,183	3,166	1,017
(a)	Represents the resale agreement amount included in Federal funds sold and resale agreements on our Consolidated Balance Sheet and the related accrued interest income in the amount of $1 million at both March 31, 2014 and December 31, 2013, respectively, which is included in Other Assets on the Consolidated Balance Sheet.
(b)	These amounts include certain long term resale agreements of $89 million at both March 31, 2014 and December 31, 2013, respectively, which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(c)	In accordance with the requirements of ASU 2011-11, represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(d)	Represents the repurchase agreement amount included in Federal funds purchased and repurchase agreements on our Consolidated Balance Sheet and the related accrued interest expense in the amount of less than $1 million at both March 31, 2014 and December 31, 2013, which is included in Other Liabilities on the Consolidated Balance Sheet.
(e)	These amounts include overnight repurchase agreements of $871 million and $966 million at March 31, 2014 and December 31, 2013, respectively, entered into with municipalities, pension plans, and certain trusts and insurance companies as well as certain long term repurchase agreements of zero and $50 million at March 31, 2014 and December 31, 2013, respectively, which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.

NOTE 18 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Results of individual businesses are presented based on our internal management reporting practices. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of our individual businesses are not necessarily comparable with similar information for any other company. We periodically refine our internal methodologies as management reporting practices are enhanced. To the extent practicable, retrospective application of new methodologies is made to prior period reportable business segment results and disclosures to create comparability with the current period.

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

The PNC Financial Services Group, Inc. – Form 10-Q    131

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

RESIDENTIAL MORTGAGE BANKING directly originates first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and sold, servicing retained, to secondary mortgage conduits of FNMA, FHLMC, Federal Home Loan Banks and third-party investors, or are securitized and issued under the GNMA program. The mortgage servicing operation performs all functions related to servicing mortgage loans, primarily those in first lien position, for various investors and for loans owned by PNC.

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

132    The PNC Financial Services Group, Inc. – Form 10-Q

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At March 31, 2014, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $71 million and $63 million during the first three months of 2014 and 2013, respectively.

NON-STRATEGIC ASSETS PORTFOLIO includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit, and a small commercial/commercial real estate loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

Table 129: Results Of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other (a)	Consolidated (a)
2014
Income Statement
Net interest income	$980	$903	$71	$40		$142	$59	$2,195
Noninterest income	514	364	199	166	$160	6	173	1,582
Total revenue	1,494	1,267	270	206	160	148	232	3,777
Provision for credit losses (benefit)	145	(13)	12	(1)		(52)	3	94
Depreciation and amortization	44	31	10	3			93	181
Other noninterest expense	1,056	457	189	210		26	145	2,083
Income (loss) before income taxes and noncontrolling interests	249	792	59	(6)	160	174	(9)	1,419
Income taxes (benefit)	91	269	22	(2)	37	64	(122)	359
Net income (loss)	$158	$523	$37	$(4)	$123	$110	$113	$1,060
Inter-segment revenue	$1	$(2)	$3	$4	$4	$(3)	$(7)
Average Assets (b)	$75,920	$117,937	$7,599	$8,777	$6,272	$8,889	$94,168	$319,562
2013
Income Statement
Net interest income	$1,049	$926	$73	$48		$203	$90	$2,389
Noninterest income	434	385	182	243	$138	16	168	1,566
Total revenue	1,483	1,311	255	291	138	219	258	3,955
Provision for credit losses (benefit)	162	14	5	20		42	(7)	236
Depreciation and amortization	47	33	10	3			82	175
Other noninterest expense	1,084	447	173	197		52	240	2,193
Income (loss) before income taxes and noncontrolling interests	190	817	67	71	138	125	(57)	1,351
Income taxes (benefit)	70	276	24	26	30	46	(116)	356
Net income	$120	$541	$43	$45	$108	$79	$59	$995
Inter-segment revenue		$6	$3	$1	$4	$(2)	$(12)
Average Assets (b)	$74,116	$111,671	$7,131	$10,803	$5,859	$10,735	$83,051	$303,366
(a)	Prior period amounts have been updated to reflect first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Period-end balances for BlackRock.

NOTE 19 SUBSEQUENT EVENTS

On April 28, 2014, PNC issued $750 million of subordinated notes with a maturity date of April 29, 2024. Interest is payable semi-annually, at a fixed rate of 3.90% on April 29 and October 29 of each year, beginning on October 29, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    133

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	First Quarter 2014			Fourth Quarter 2013
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$21,823	$143	2.61%	$22,327	$150	2.68%
Non-agency	5,375	66	4.91	5,539	71	5.14
Commercial mortgage-backed	4,474	42	3.81	4,460	42	3.83
Asset-backed	5,593	25	1.79	5,814	28	1.92
U.S. Treasury and government agencies	4,169	13	1.30	2,507	9	1.36
State and municipal	2,652	32	4.78	2,275	25	4.31
Other debt	2,505	15	2.39	2,523	15	2.30
Corporate stock and other	409		.10	359		.15
Total securities available for sale	47,000	336	2.86	45,804	340	2.96
Securities held to maturity
Residential mortgage-backed	5,995	53	3.55	5,726	49	3.42
Commercial mortgage-backed	2,748	28	4.09	3,153	34	4.28
Asset-backed	1,004	4	1.51	1,047	4	1.57
U.S. Treasury and government agencies	240	2	3.77	238	2	3.82
State and municipal	1,055	15	5.61	1,056	15	5.65
Other	337	3	3.00	341	3	4.20
Total securities held to maturity	11,379	105	3.68	11,561	107	3.72
Total investment securities	58,379	441	3.02	57,365	447	3.11
Loans
Commercial	89,517	784	3.50	88,185	795	3.53
Commercial real estate	21,652	228	4.20	20,587	236	4.50
Equipment lease financing	7,470	68	3.64	7,428	69	3.74
Consumer	63,093	662	4.26	63,203	684	4.29
Residential real estate	14,849	189	5.09	15,180	196	5.18
Total loans	196,581	1,931	3.95	194,583	1,980	4.02
Interest-earning deposits with banks	12,157	7	.23	10,455	6	.26
Loans held for sale	1,949	23	4.71	2,225	31	5.40
Federal funds sold and resale agreements	1,416	1	.32	864	2	.79
Other	5,296	53	4.02	4,993	58	4.51
Total interest-earning assets/interest income	275,778	2,456	3.58	270,485	2,524	3.69
Noninterest-earning assets:
Allowance for loan and lease losses	(3,591)			(3,667)
Cash and due from banks	3,890			3,904
Other	43,485			43,346
Total assets	$319,562			$314,068
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$74,034	32	.17	$73,534	33	.18
Demand	42,635	5	.05	41,151	4	.05
Savings	11,408	2	.08	11,010	2	.08
Retail certificates of deposit	20,538	38	.75	21,138	41	.76
Time deposits in foreign offices and other time	2,069	1	.18	2,013	1	.17
Total interest-bearing deposits	150,684	78	.21	148,846	81	.22
Borrowed funds
Federal funds purchased and repurchase agreements	4,250	1	.11	4,120	2	.14
Federal Home Loan Bank borrowings	13,100	17	.50	11,348	14	.48
Bank notes and senior debt	13,327	50	1.49	12,252	47	1.51
Subordinated debt	8,040	51	2.54	7,900	52	2.63
Commercial paper	4,931	3	.28	5,297	3	.26
Other	2,740	15	2.20	2,156	14	2.44
Total borrowed funds	46,388	137	1.18	43,073	132	1.21
Total interest-bearing liabilities/interest expense	197,072	215	.44	191,919	213	.44
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	67,679			68,193
Allowance for unfunded loan commitments and letters of credit	241			236
Accrued expenses and other liabilities	10,123			10,622
Equity	44,447			43,098
Total liabilities and equity	$319,562			$314,068
Interest rate spread			3.14			3.25
Impact of noninterest-bearing sources			.12			.13
Net interest income/margin		$2,241	3.26%		$2,311	3.38%
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

134    The PNC Financial Services Group, Inc. – Form 10-Q

Third Quarter 2013			Second Quarter 2013			First Quarter 2013
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$23,674	$140	2.36%	$24,339	$152	2.50%	$25,168	$182	2.90%
5,862	83	5.70	5,889	82	5.51	6,025	81	5.40
4,349	42	3.82	3,855	38	4.00	3,745	38	4.02
5,962	28	1.87	5,919	27	1.80	5,731	27	1.92
2,013	10	1.90	2,074	7	1.37	2,715	11	1.65
2,354	20	4.24	2,182	24	4.48	2,189	28	4.93
2,630	15	2.38	2,728	17	2.39	2,649	17	2.58
339		.12	304		.14	368		.12
47,183	338	2.91	47,290	347	2.93	48,590	384	3.16

3,794	37	3.92	3,833	31	3.26	4,146	36	3.44
3,276	35	4.29	3,521	38	4.34	3,747	44	4.71
1,064	4	1.59	978	4	1.74	826	4	1.80
236	3	3.81	233	2	3.80	231	2	3.77
658	13	5.55	640	7	4.27	639	7	4.23
346	3	2.90	349	3	2.89	352	2	2.82
9,374	95	3.86	9,554	85	3.57	9,941	95	3.82
56,557	433	3.06	56,844	432	3.04	58,531	479	3.27

86,456	800	3.62	86,015	807	3.71	83,476	841	4.03
19,558	232	4.64	18,860	231	4.84	18,850	238	5.05
7,296	68	3.75	7,350	82	4.41	7,241	73	4.05
62,277	677	4.31	61,587	676	4.40	61,411	707	4.67
14,918	187	5.00	14,794	190	5.13	15,121	200	5.29
190,505	1,964	4.06	188,606	1,986	4.19	186,099	2,059	4.45
4,626	3	.22	2,063	1	.28	2,410	2	.25
3,071	41	5.34	3,072	32	4.22	3,279	53	6.49
664	2	1.10	1,141	2	.61	1,176	2	.74
4,183	48	4.54	4,376	56	5.26	4,685	56	4.79
259,606	2,491	3.79	256,102	2,509	3.91	256,180	2,651	4.15

(3,761)			(3,821)			(3,937)
3,984			3,869			4,055
43,371			45,783			47,068
$303,200			$301,933			$303,366

$70,557	32	.18	$69,123	30	.18	$69,003	33	.19
39,866	5	.05	40,172	5	.05	39,372	4	.04
11,007	3	.10	11,124	2	.10	10,671	3	.10
21,859	43	.79	22,641	47	.82	23,488	49	.85
1,804	1	.22	2,164	2	.43	2,267	4	.61
145,093	84	.23	145,224	86	.24	144,801	93	.26

2,967	1	.15	4,132	1	.14	4,328	2	.16
8,208	10	.48	7,218	10	.53	7,657	11	.61
11,256	49	1.71	10,886	47	1.71	10,469	48	1.83
7,334	53	2.89	7,003	49	2.78	7,249	51	2.83
7,109	4	.22	7,263	4	.22	7,967	5	.25
1,792	13	2.91	2,099	14	2.62	2,057	12	2.28
38,666	130	1.33	38,601	125	1.28	39,727	129	1.30
183,759	214	.46	183,825	211	.46	184,528	222	.48

66,834			64,749			64,850
242			238			249
10,327			10,890			11,858
42,038			42,231			41,881
$303,200			$301,933			$303,366
		3.33			3.45			3.67
		.14			.13			.14
	$2,277	3.47%		$2,298	3.58%		$2,429	3.81%

Loan fees for the three months ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013 were $59 million, $63 million, $57 million, $58 million and $52 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the three months ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013 were $46 million, $45 million, $43 million, $40 million and $40 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    135

Estimated Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratio – 2013 Periods (a)

	Pro forma Fully Phased-In Basel III (b)
Dollars in millions	December 31 2013	March 31 2013
Common stock, related surplus and retained earnings, net of treasury stock	$38,031		$35,305
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(9,321)		(9,412)
Basel III total threshold deductions	(1,386)		(2,076)
Accumulated other comprehensive income (c)	196		289
All other adjustments (d)	(64)		(580)
Estimated Common equity Tier 1 capital	$27,456		$23,526
Estimated Basel III standardized approach risk-weighted assets (e)	$291,977	$	N/A
Estimated Basel III advanced approaches risk-weighted assets (f)	$290,080		$293,810
Estimated Basel III Common equity Tier 1 capital ratio	9.4%		8.0%
Risk-weighted assets utilized	Standardized		Advanced
(a)	Amounts have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	See Basel III Capital Ratios discussion in the Capital portion of the Consolidated Balance Sheet Review section of the Financial Review in Part I, Item 2 of this Report.
(c)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(d)	Includes adjustments as required based on whether the standardized approach or advanced approaches is utilized.
(e)	Basel III standardized approach risk-weighted assets were estimated based on the standardized approach rules and include credit and market risk.
(f)	Basel III advanced approaches risk-weighted assets were estimated based on the advanced approaches rules, and include credit, market and operational risk.

2013 Basel I Tier 1 Common Capital Ratio (a) (b)

Dollars in millions	December 31 2013	March 31 2013
Basel I Tier 1 common capital	$28,484	$25,680
Basel I risk-weighted assets	272,169	261,491
Basel I Tier 1 common capital ratio	10.5%	9.8%
(a)	Effective January 1, 2014, the Basel I Tier 1 common capital ratio no longer applies to PNC (except for stress testing purposes). Our 2013 Form 10-K included additional information regarding our Basel I capital ratios.
(b)	Amounts have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to low income housing tax credits.

136    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 16 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2013 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Details of our repurchases of PNC common stock during the first quarter of 2014 are included in the following table:

In thousands, except per share data

2014 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 – 31	20	$76.95		21,551
February 1 – 28	440	$80.25		21,551
March 1 – 31	636	$85.68	582	20,969

Total	1,096	$83.34
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans. Note 15 Employee Benefit Plans and Note 16 Stock Based Compensation Plans in the Notes to Consolidated Financial Statements in Item 8 of our 2013 Annual Report on Form 10-K include additional information regarding our employee benefit plans that use PNC common stock.
(b)	Our current stock repurchase program authorization allows us to purchase up to 25 million shares on the open market or in privately negotiated transactions. This program was authorized on October 4, 2007 and will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process. See Capital and Liquidity Actions in the Executive Summary portion of the Financial Review section included in Part I, Item 2 of this Report for more information on the share repurchase programs under the existing common stock repurchase authorization referenced above for the period April 1, 2014 through March 31, 2015 included in the 2014 capital plan accepted by the Federal Reserve. The 582,000 shares repurchased in open-market transactions during March 2014 to mitigate the financial impact of employee benefit plan transactions were not repurchased under the share repurchase programs included in the 2014 capital plan.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.49	Form of Time-Sharing Agreement between PNC and certain executives

Incorporated by reference to Exhibit 10.49 of PNC’s Current Report on Form 8-K filed April 4, 2014

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

The PNC Financial Services Group, Inc. – Form 10-Q    137

CORPORATE INFORMATION

The PNC Financial Services Group, Inc.

CORPORATE HEADQUARTERS

The PNC Financial Services Group, Inc.

One PNC Plaza, 249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

STOCK LISTING The common stock of The PNC Financial Services Group, Inc. is listed on the New York Stock Exchange under the symbol “PNC”.

INTERNET INFORMATION The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About PNC – Investor Relations,” such as Investor Events, Quarterly Earnings, SEC Filings, Financial Information, Financial Press Releases, Regulatory Disclosures, and Message from the Chairman. Under “Investor Relations,” we will from time to time post information that we believe may be important or useful to investors. We use our Twitter account, @pncnews, as an additional way of disseminating public information from time to time to investors. We generally post the following on our corporate website shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information.

PNC is required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under a supervisory hypothetical severely adverse economic scenario in March of each year and under a PNC-developed hypothetical severely adverse economic scenario in September of each year, as well as information concerning its capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. PNC is also required to make certain market risk-related public disclosures under the Federal banking agencies’ final market risk capital rule that implements the enhancements to the market risk framework adopted by the Basel Committee (commonly referred to as “Basel II.5”). In addition, pursuant to regulations adopted by the Federal Reserve and the OCC, PNC will be required to make additional regulatory capital-related disclosures beginning in 2015. Under these regulations, PNC may be able to satisfy at least a portion of these requirements through postings on its website, and PNC has done so and expects to continue to do so without also providing disclosure of this information through filings with the Securities and Exchange Commission.

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

138    The PNC Financial Services Group, Inc. – Form 10-Q

COMMON STOCK PRICES/DIVIDENDS DECLARED The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared (a)
2014 Quarter
First	$87.80	$76.06	$87.00	$.44
Total				$.44
2013 Quarter
First	$66.93	$58.96	$66.50	$.40
Second	74.19	63.69	72.92	.44
Third	77.93	71.48	72.45	.44
Fourth	78.36	70.63	77.58	.44
Total				$1.72
(a)	Our Board approved a second quarter 2014 cash dividend of $.48 per common share, which was payable on May 5, 2014.

DIVIDEND POLICY Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations, including the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve and our primary bank regulators as part of the Comprehensive Capital Analysis and Review (CCAR) process).

Dividend Reinvestment And Stock Purchase Plan

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of our common and preferred Series B stock to conveniently purchase additional shares of common stock. You can obtain a prospectus and enrollment form by contacting Shareholder Services at 800-982-7652.

Registrar And Stock Transfer Agent

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 8, 2014 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    139