Form 10-Q
period 2014-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2014-08-07
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 25, 2014, there were 540,566,475 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2014 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2014 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2014 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2014 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2013 Annual Report on Form 10-K (2013 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. Prior period amounts have also been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for more detail. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2013 Form 10-K and our First Quarter 2014 Form 10-Q: the Risk Management and Recourse And Repurchase Obligations sections of the Financial Review portion of the respective report; Item 1A Risk Factors included in our 2013 Form 10-K; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2013 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 18 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis.

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS

THE PNC FINANCIAL SERVICES GROUP, INC. (PNC)

Dollars in millions, except per share data	Three months ended June 30		Six months ended June 30
Unaudited	2014	2013	2014	2013
Financial Results (a)
Revenue
Net interest income	$2,129	$2,258	$4,324	$4,647
Noninterest income	1,681	1,806	3,263	3,372
Total revenue	3,810	4,064	7,587	8,019
Noninterest expense (b)	2,328	2,405	4,592	4,773
Pretax, pre-provision earnings (c)	1,482	1,659	2,995	3,246
Provision for credit losses	72	157	166	393
Income before income taxes and noncontrolling interests	$1,410	$1,502	$2,829	$2,853
Net income (b)	$1,052	$1,115	$2,112	$2,110
Less:
Net income (loss) attributable to noncontrolling interests (b)	3	4	1	(4)
Preferred stock dividends and discount accretion and redemptions	48	53	118	128
Net income attributable to common shareholders	$1,001	$1,058	$1,993	$1,986
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	3	5	6	9
Impact of BlackRock earnings per share dilution	3	4	9	9
Net income attributable to diluted common shares	$995	$1,049	$1,978	$1,968
Diluted earnings per common share	$1.85	$1.98	$3.67	$3.72
Cash dividends declared per common share	$.48	$.44	$.92	$.84
Performance Ratios
Net interest margin (d)	3.12%	3.58%	3.19%	3.69%
Noninterest income to total revenue	44	44	43	42
Efficiency	61	59	61	60
Return on:
Average common shareholders’ equity	10.12	11.71	10.24	11.16
Average assets	1.31	1.48	1.33	1.41

See page 56 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits.
(c)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations.
(d)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended June 30, 2014 and June 30, 2013 were $47 million and $40 million, respectively. The taxable-equivalent adjustments to net interest income for the six months ended June 30, 2014 and June 30, 2013 were $93 million and $80 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    1

TABLE 1: CONSOLIDATED FINANCIAL HIGHLIGHTS (CONTINUED) (a)

Unaudited	June 30 2014	December 31 2013	June 30 2013
Balance Sheet Data (dollars in millions, except per share data)
Assets (b)	$327,064	$320,192	$304,306
Loans	200,984	195,613	189,775
Allowance for loan and lease losses	3,453	3,609	3,772
Interest-earning deposits with banks (c)	16,876	12,135	3,797
Investment securities	56,602	60,294	57,449
Loans held for sale	2,228	2,255	3,814
Goodwill and other intangible assets	11,071	11,290	11,228
Equity investments (b) (d)	10,583	10,560	9,945
Other assets	23,527	22,552	24,297
Noninterest-bearing deposits	71,001	70,306	66,708
Interest-bearing deposits	151,553	150,625	145,571
Total deposits	222,554	220,931	212,279
Transaction deposits	188,489	186,391	175,564
Borrowed funds	49,066	46,105	39,864
Total shareholders’ equity (b)	44,205	42,334	40,210
Common shareholders’ equity (b)	40,261	38,392	36,271
Accumulated other comprehensive income	881	436	45
Book value per common share	$75.62	$72.07	$68.32
Common shares outstanding (millions)	532	533	531
Loans to deposits	90%	89%	89%
Client Assets (billions)
Discretionary assets under management	$131	$127	$117
Nondiscretionary assets under administration	126	120	116
Total assets under administration	257	247	233
Brokerage account assets	43	41	39
Total client assets	$300	$288	$272

Capital Ratios
Transitional Basel III (e) (f)
Common equity Tier 1 (g)	11.0%	N/A (h)	N/A
Tier 1 risk-based	12.7	N/A	N/A
Total capital risk-based	16.0	N/A	N/A
Leverage	11.2	N/A	N/A

Pro forma Fully Phased-In Basel III (f) (i)
Common equity Tier 1 (g)	10.0%	9.4%	8.2%
Common shareholders’ equity to assets	12.3%	12.0%	11.9%

Asset Quality
Nonperforming loans to total loans	1.39%	1.58%	1.75%
Nonperforming assets to total loans, OREO and foreclosed assets	1.57	1.76	1.99
Nonperforming assets to total assets	.97	1.08	1.24
Net charge-offs to average loans (for the three months ended) (annualized)	.29	.39	.44
Allowance for loan and lease losses to total loans	1.72	1.84	1.99
Allowance for loan and lease losses to nonperforming loans (j)	123%	117%	114%
Accruing loans past due 90 days or more (in millions)	$1,252	$1,491	$1,762
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(c)	Amounts include balances held with the Federal Reserve Bank of Cleveland of $16.5 billion, $11.7 billion and $3.3 billion as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively.
(d)	Amounts include our equity interest in BlackRock.
(e)	Calculated using the regulatory capital methodology applicable to PNC during 2014.
(f)	See Basel III Capital discussion in the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business in our 2013 Form 10-K. See also the Estimated Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratio – 2013 Periods table in the Statistical Information section of this Report for a reconciliation of the 2013 periods’ ratios.
(g)	Prior to 2014, the Basel III common equity Tier 1 capital ratio was referred to as the Basel III Tier 1 common capital ratio.
(h)	Our 2013 Form 10-K included a pro forma illustration of the Transitional Basel III common equity Tier 1 capital ratio using December 31, 2013 data and the Basel III phase-in schedule in effect for 2014 and information regarding our Basel I capital ratios, which applied to PNC in 2013. See also the 2013 Basel I Tier 1 Common Capital Ratio Table in the Statistical Information section of this Report for information regarding December 31, 2013 and June 30, 2013 ratios.
(i)	Ratios as of December 31, 2013 and June 30, 2013 have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(j)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

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

We strive to expand and deepen customer relationships by offering a broad range of deposit, fee-based and credit products and services. We are focused on delivering those products and services where, when and how our customers choose with the goal of offering insight that reflects their specific needs. Our approach is concentrated on organically growing and deepening client relationships that meet our risk/return measures. Our strategies for growing fee income across our lines of business are focused on achieving deeper market penetration and cross selling our diverse product mix.

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

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic uncertainty and the Basel III framework and return excess capital to shareholders, in accordance with the capital plan included in our 2014 Comprehensive Capital Analysis and Review (CCAR) submission to the Board of Governors of the

Federal Reserve System (Federal Reserve). We continue to improve our capital levels and ratios through retention of earnings and expect to build capital through retention of future earnings net of dividend payments and share repurchases. PNC continues to maintain adequate liquidity positions at both PNC and PNC Bank, National Association (PNC Bank, N.A.). For more detail, see the Capital and Liquidity Actions portion of this Executive Summary, the Funding and Capital Sources portion of the Consolidated Balance Sheet Review section and the Liquidity Risk Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2013 Form 10-K.

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

RECENT MARKET AND INDUSTRY DEVELOPMENTS

There have been numerous legislative and regulatory developments and significant changes in the competitive landscape of our industry over the last several years. The United States and other governments have undertaken major reform of the regulation of the financial services industry, including engaging in new efforts to impose requirements designed to strengthen the stability of the financial system and protect consumers and investors. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), enacted in July 2010, mandates the most wide-ranging overhaul of financial industry regulation in decades. Many parts of the law are now in effect, and others are now in the implementation stage, which is likely to continue for several years. We expect to face further increased regulation of our industry as a result of Dodd-Frank as well as other current and future initiatives intended to enhance the regulation of financial services companies, the stability of the financial system, the protection of consumers and investors, and the liquidity and solvency of financial institutions and markets. We also expect in many cases more intense scrutiny from our supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Compliance with new regulations will increase our costs and reduce our revenue. Some new regulations may limit our ability to pursue certain desirable business opportunities.

On June 12, 2014, the Federal Reserve issued a proposed rule that would modify the schedule for the annual CCAR and Dodd-Frank stress test (DFAST) process. Under the proposal, beginning in 2016, bank holding companies with total consolidated assets of $50 billion or more, such as PNC, would be required to submit their annual capital plans and company-run stress test results to the Federal Reserve by

The PNC Financial Services Group, Inc. – Form 10-Q    3

April 5th of each year (rather than by January 5th as currently required). Under the proposal, the Federal Reserve would also release its decisions on the capital plans submitted and release the results of its supervisory stress test results by June 30th, approximately three months later than current practice. The proposal would also shift the schedule for the company-run mid-cycle DFAST stress tests, with the company submission date for these tests shifting to October 5th (from July 5th) and the release date for company results moving to October (from September). In addition, the proposal would require a covered bank holding company to limit the capital distributions made in a calendar quarter under its approved capital plan if the proceeds from the company’s net issuances of capital instruments in that quarter are less than the amount projected for that quarter in the company’s approved capital plan. Also on June 12, 2014, the Office of the Comptroller of the Currency (OCC) issued a related proposal that would shift the timing of the OCC’s required annual company-run stress tests to coincide with the Federal Reserve’s proposed modified annual capital plan and stress test cycle. Comments on the Federal Reserve’s proposal are due by August 11, 2014, and comments on the OCC’s proposal are due no later than August 30, 2014.

On July 31, 2013, the U.S. District Court for the District of Columbia granted summary judgment to the plaintiffs in NACS, et al. v. Board of Governors of the Federal Reserve System. The decision vacated the debit card interchange and network processing rules that went into effect in October 2011 and that were adopted by the Federal Reserve to implement provisions of Dodd-Frank. The court found among other things that the debit card interchange fees permitted under the rules allowed card issuers to recover costs that were not permitted by the statute. The court stayed its decision pending appeal, and the United States Court of Appeals for the District of Columbia Circuit granted an expedited appeal. In March 2014, the court of appeals reversed the district court. It upheld the Federal Reserve’s network processing rule and upheld its interchange fee rule except as to the issue of transaction monitoring costs, and remanded that issue back to the Federal Reserve for further explanation. In May and July 2014, the plaintiffs filed applications in the United States Supreme Court to extend the time for filing a petition for a writ of certiorari, which is a petition for further appellate review of the court of appeals’ decision, thereby indicating an intent to seek Supreme Court review.

The SEC adopted rules on July 23, 2014 intended to reform certain fundamental structural and operational aspects of money market funds. These changes include requiring a floating net asset value for prime institutional and tax-exempt money market funds, possible fees and suspension of redemption provisions for both retail and institutional funds under certain scenarios, and additional disclosure and stress testing requirements for all money market funds. The majority of these amendments, except for some disclosure enhancements, will not take effect for two years. The likely impact of these changes on the money market fund industry or on the markets for money market instruments is currently unclear. Among other things, PNC could potentially be impacted as it is a sponsor of money market funds, holds money market funds in customer accounts, and is an issuer of money market instruments, many of which are currently sold to money market funds.

For additional information concerning recent legislative and regulatory developments, as well as certain governmental, legislative and regulatory inquiries and investigations that may affect PNC, please see the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors, Recent Market and Industry Developments in the Executive Summary section of Item 7, and Note 23 Legal Proceedings and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of our 2013 Form 10-K and Recent Market and Industry Developments in the Executive Summary section of our First Quarter 2014 Form 10-Q, as well as Note 16 Legal Proceedings and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

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
•

The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives and actions, including those outlined elsewhere in this Report, in our 2013 Form 10-K and in our other SEC filings, and

•	The impact of market credit spreads on asset valuations.

4    The PNC Financial Services Group, Inc. – Form 10-Q

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

INCOME STATEMENT HIGHLIGHTS

•

Net income for the second quarter of 2014 was $1.1 billion, or $1.85 per diluted common share, compared with net income of $1.1 billion, or $1.98 per diluted common share for the second quarter of 2013. Net income decreased 6% in the comparison as a 3% reduction in noninterest expense and lower provision for credit losses were more than offset by a 6% decline in revenue. For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

•	Net interest income of $2.1 billion for the second quarter of 2014 decreased 6% compared with the second quarter of 2013, primarily driven by lower yields on loans and lower purchase accounting accretion, partially offset by the impact of loan growth.
•

Net interest margin decreased to 3.12% for the second quarter of 2014 compared to 3.58% for the second quarter of 2013. The decline reflected the impact of lower purchase accounting accretion, lower loan yields in the ongoing low rate environment, and the impact of higher interest-earning deposits with banks in light of proposed short-term liquidity regulatory standards partially offset by commercial loan growth.

•

Noninterest income of $1.7 billion for the second quarter of 2014 decreased 7% compared to the second quarter of 2013, as strong fee income growth and the positive impact from lower provision for residential mortgage repurchase obligations were more than offset by lower revenue related to asset valuations and sales.

•	The provision for credit losses decreased to $72 million for the second quarter of 2014 compared to $157 million for the second quarter of 2013 due to overall credit quality improvement.
•	Noninterest expense of $2.3 billion for the second quarter of 2014 decreased 3% compared with the second quarter of 2013 reflecting well managed expenses.

CREDIT QUALITY HIGHLIGHTS

•	Overall credit quality continued to improve during the first six months of 2014. For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.
•

Nonperforming assets decreased $.3 billion, or 8%, to $3.2 billion at June 30, 2014 compared to December 31, 2013. Nonperforming assets to total assets were .97% at June 30, 2014, compared to 1.08% at December 31, 2013.

•	Overall loan delinquencies of $2.1 billion at June 30, 2014 decreased $.4 billion, or 16%, compared with December 31, 2013.
•	The allowance for loan and lease losses was 1.72% of total loans and 123% of nonperforming loans at June 30, 2014, compared with 1.84% and 117% at December 31, 2013, respectively.
•

Net charge-offs of $145 million were down 30% compared to net charge-offs of $208 million for the second quarter of 2013. Annualized net charge-offs were 0.29% of average loans in the second quarter of 2014 and 0.44% of average loans in the second quarter of 2013. For the first six months of 2014, net charge-offs were $331 million, and 0.34% of average loans on an annualized basis, compared with $664 million and 0.71% for the first six months of 2013, respectively. The year-to-date comparisons were impacted by alignment with interagency guidance in the first quarter of 2013 on practices for loans and

The PNC Financial Services Group, Inc. – Form 10-Q    5

lines of credit related to consumer lending. In the first quarter 2013, this alignment had the overall effect of (i) accelerating charge-offs, (ii) increasing nonperforming loans and (iii) in the case of loans accounted for under the fair value option, increasing nonaccrual loans. See the Credit Risk Management portion of the Risk Management section of this Financial Review for further detail.

BALANCE SHEET HIGHLIGHTS

•	Total loans increased by $5.4 billion to $201 billion at June 30, 2014 compared to December 31, 2013.
–	Total commercial lending increased by $6.9 billion, or 6%, as a result of growth in commercial and commercial real estate loans to new and existing customers.
–	Total consumer lending decreased $1.6 billion, or 2%, due to lower home equity, residential mortgage and education loans partially offset by growth in automobile loans.
•	Total deposits increased by $1.6 billion to $223 billion at June 30, 2014 compared with December 31, 2013, driven by growth in transaction deposits.
•

PNC further enhanced its liquidity position in preparation for implementation of proposed short-term liquidity regulatory standards as reflected in higher interest-earning deposits with banks, which are primarily maintained with the Federal Reserve Bank, and activity relating to borrowed funds.

•	PNC’s well-positioned balance sheet remained core funded with a loans to deposits ratio of 90% at June 30, 2014.
•	The Transitional Basel III common equity Tier 1 capital ratio, calculated using the regulatory capital methodology applicable to PNC during 2014, increased to 11.0% at June 30, 2014.
•

Pro forma fully phased-in Basel III common equity Tier 1 capital ratio based on the standardized approach rules increased to an estimated 10.0% at June 30, 2014 from 9.4% at December 31, 2013. See the Capital discussion and Table 18 in the Consolidated Balance Sheet Review section of this Financial Review and the December 31, 2013 capital ratio tables in the Statistical Information section of this Report for more detail.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results during the first six months of 2014 and 2013 and balances at June 30, 2014 and December 31, 2013, respectively.

CAPITAL AND LIQUIDITY ACTIONS

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process.

In connection with the 2014 CCAR, PNC submitted its 2014 capital plan, approved by its Board of Directors, to the Federal Reserve in January 2014. As we announced on March 26, 2014, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions, which included a recommendation to increase the quarterly common stock dividend in the second quarter of 2014. The capital plan also included share repurchase programs of up to $1.5 billion for the four quarter period beginning in the second quarter of 2014 under PNC’s existing common stock repurchase authorization. These programs include repurchases of up to $200 million to mitigate the financial impact of employee benefit plan transactions. In the second quarter of 2014, in accordance with the 2014 capital plan, we repurchased 2.6 million shares of common stock on the open market, with an average price of $86.26 per share and an aggregate repurchase price of $223 million. For additional information concerning the CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, see the Supervision and Regulation section in Item 1 Business of our 2013 Form 10-K.

On April 3, 2014, consistent with our 2014 capital plan, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from 44 cents per common share to 48 cents per common share effective with the May 5, 2014 dividend payment to shareholders of record at the close of business on April 15, 2014. On July 3, 2014, the Board of Directors declared a quarterly common stock cash dividend of 48 cents per share payable on August 5, 2014 to shareholders of record at the close of business on July 15, 2014.

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for more detail on our 2014 capital and liquidity actions.

6    The PNC Financial Services Group, Inc. – Form 10-Q

AVERAGE CONSOLIDATED BALANCE SHEET HIGHLIGHTS

Table 2: Summarized Average Balance Sheet

Six months ended June 30			Change
Dollars in millions	2014	2013	$	%
Average assets
Interest-earning assets
Investment securities	$57,342	$57,683	$(341)	(1)%
Loans	197,914	187,359	10,555	6%
Interest-earning deposits with banks	13,410	2,236	11,174	500%
Other	8,415	8,863	(448)	(5)%
Total interest-earning assets	277,081	256,141	20,940	8%
Noninterest-earning assets	43,968	46,505	(2,537)	(5)%
Total average assets	$321,049	$302,646	$18,403	6%
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$151,212	$145,014	$6,198	4%
Borrowed funds	46,747	39,161	7,586	19%
Total interest-bearing liabilities	197,959	184,175	13,784	7%
Noninterest-bearing deposits	67,951	64,800	3,151	5%
Other liabilities	10,313	11,614	(1,301)	(11)%
Equity	44,826	42,057	2,769	7%
Total average liabilities and equity	$321,049	$302,646	$18,403	6%

Various seasonal and other factors impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at June 30, 2014 compared with December 31, 2013. Total assets were $327.1 billion at June 30, 2014 compared with $320.2 billion at December 31, 2013.

Average investment securities remained relatively stable in the comparison of the first six months of 2014 with the first six months of 2013, as a net decrease in average residential mortgage-backed securities from principal payments was mostly offset by an increase in average U.S. Treasury and government agency securities, which was largely driven by purchases to enhance our liquidity position in light of proposed short-term liquidity regulatory standards. Total investment securities comprised 21% of average interest-earning assets for the first six months of 2014 and 23% for the first six months of 2013.

The increase in average total loans in the first six months of 2014 compared with the first six months of 2013 was driven by increases in average commercial loans of $5.9 billion, average commercial real estate loans of $3.4 billion and average consumer loans of $1.3 billion. The overall increase in loans reflected organic loan growth, primarily in our Corporate & Institutional Banking segment.

Loans represented 71% of average interest-earning assets for the first six months of 2014 and 73% of average interest-earning assets for the first six months of 2013.

Average interest-earning deposits with banks, which are primarily maintained with the Federal Reserve Bank, increased significantly to $13.4 billion for the first six months of 2014 from $2.2 billion for the first six months of 2013, as we continued to enhance our liquidity position in light of proposed short-term liquidity regulatory standards.

The decrease in average noninterest-earning assets in the first six months of 2014 compared with the first six months of 2013 was primarily driven by decreased unsettled securities sales and securities valuations, both of which are included in noninterest-earning assets for average balance sheet purposes.

Average total deposits increased $9.3 billion to $219.2 billion in the first six months of 2014 compared with the first six months of 2013, primarily due to an increase of $11.4 billion in average transaction deposits, which grew to $185.1 billion for the first six months of 2014. Higher average money market deposits, average interest-bearing demand deposits and average noninterest-bearing deposits drove the increase in both commercial and consumer average transaction deposits. These increases were partially offset by a decrease of $2.8 billion in average retail certificates of deposit attributable to runoff of maturing accounts. Total deposits at June 30, 2014 were $222.6 billion compared with $220.9 billion at December 31, 2013 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review.

Average total deposits represented 68% of average total assets for the first six months of 2014 and 69% for the first six months of 2013.

The increase in average borrowed funds in the first six months of 2014 compared with the first six months of 2013 was

The PNC Financial Services Group, Inc. – Form 10-Q    7

primarily due to increases in average Federal Home Loan Bank (FHLB) borrowings and average bank notes and senior debt, in part to enhance our liquidity position in light of proposed short-term liquidity regulatory standards. These increases were partially offset by a decline in average commercial paper. Total borrowed funds at June 30, 2014 were $49.1 billion compared with $46.1 billion at December 31, 2013 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

BUSINESS SEGMENT HIGHLIGHTS

Total business segment earnings were $2.0 billion and $1.9 billion for the first six months of 2014 and 2013, respectively. The Business Segments Review section of this Financial Review includes further analysis of our business segment results over the first six months of 2014 and 2013, including presentation differences from Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report. Note 18 Segment Reporting presents results of businesses for the three months and six months ended June 30, 2014 and 2013.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Table 3: Results Of Businesses – Summary

(Unaudited)

	Net Income		Revenue		Average Assets (a)
Six months ended June 30 – in millions	2014	2013	2014	2013	2014	2013
Retail Banking	$383	$278	$3,008	$3,037	$75,559	$74,317
Corporate & Institutional Banking	993	1,153	2,646	2,761	119,992	111,941
Asset Management Group	90	79	549	509	7,642	7,210
Residential Mortgage Banking	32	65	433	519	8,128	10,604
BlackRock	253	220	332	287	6,400	5,982
Non-Strategic Assets Portfolio	209	139	295	394	8,732	10,511
Total business segments	1,960	1,934	7,263	7,507	226,453	220,565
Other (b) (c) (d)	152	176	324	512	94,596	82,081
Total	$2,112	$2,110	$7,587	$8,019	$321,049	$302,646
(a)	Period-end balances for BlackRock.
(b)	“Other” average assets include investment securities associated with asset and liability management activities.
(c)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in the Business Segments Review section of this Financial Review and in Note 18 Segment Reporting in the Notes To Consolidated Financial Statements in this Report.
(d)	The decrease in revenue in the first six months of 2014 compared to the first six months of 2013 for “Other” reflected a decline in net interest income primarily due to decreased investment securities income and higher borrowed funds expense, while the decline in noninterest income was more than offset by a decrease in noninterest expense.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income was $2.1 billion for both the first six months of 2014 and 2013 as a 4% reduction in noninterest expense and lower provision for credit losses were offset by a 5% decline in total revenue. Second quarter 2014 net income decreased $63 million to $1.1 billion, compared with second quarter 2013, as a 3% reduction in noninterest expense and lower provision for credit losses were more than offset by a 6% decline in revenue. Lower revenue in both comparisons reflected single-digit declines, on a percentage basis, in both net interest income and noninterest income.

NET INTEREST INCOME

Table 4: Net Interest Income and Net Interest Margin

	Six months ended June 30		Three months ended June 30
Dollars in millions	2014	2013	2014	2013
Net interest income	$4,324	$4,647	$2,129	$2,258
Net interest margin	3.19%	3.69%	3.12%	3.58%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information (Unaudited) – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report and the discussion of purchase accounting accretion on purchased impaired loans in the Consolidated Balance Sheet Review section of this Financial Review for additional information.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Net interest income decreased by $323 million, or 7%, in the first six months of 2014 compared with the prior year, including a decline of $129 million, or 6%, in the second quarter compared with the same prior year quarter. The declines in both comparisons were primarily due to lower purchase accounting accretion and lower yields on loans, partially offset by the impact of loan growth. The declines also reflected a second quarter 2014 correction to reclassify certain commercial facility fees of $31 million from net interest income to noninterest income. Lower investment securities yields in the year-to-date comparison and lower investment securities balances in the quarter-to-date comparison also contributed to the declines.

Lower net interest margins in both comparisons were driven by 52 basis point and 47 basis point declines in the yields on total interest-earning assets in both the year-to-date and quarter-to-date comparisons, respectively, which included the impact of lower purchase accounting accretion, continued spread compression, and repricing of commercial loans in a lower rate environment. The rate paid on interest-bearing liabilities remained relatively stable in both comparisons.

These declines in total interesting-earning asset yields, in both comparisons, primarily reflected lower yields on new and repricing loans in the ongoing low rate environment, the impact of the second quarter 2014 correction to reclassify certain commercial facility fees and the impact of higher interest-earning deposits maintained with the Federal Reserve Bank in light of proposed short-term liquidity regulatory standards. The year-to-date comparison also reflected lower rates on the investment securities portfolio.

In the third quarter of 2014, we expect net interest income to be down modestly due to the continued decline in purchase accounting accretion and further interest rate spread compression related to loans and investment securities.

For full year 2014, we expect total purchase accounting accretion to be down approximately $300 million compared with 2013. In 2015, we expect purchase accounting accretion to be down approximately $225 million compared to 2014.

NONINTEREST INCOME

Table 5: Noninterest Income

	Six months ended June 30				Three months ended June 30
			Change				Change
Dollars in millions	2014	2013	$	%	2014	2013	$	%
Noninterest income
Asset management	$726	$648	$78	12%	$362	$340	$22	6%
Consumer services	613	610	3	—	323	314	9	3
Corporate services	644	603	41	7	343	326	17	5
Residential mortgage	343	401	(58)	(14)	182	167	15	9
Service charges on deposits	303	283	20	7	156	147	9	6
Net gains on sales of securities	4	75	(71)	(95)	(6)	61	(67)	(110)
Net other-than-temporary impairments	(3)	(14)	11	79	(1)	(4)	3	75
Other	633	766	(133)	(17)	322	455	(133)	(29)
Total noninterest income	$3,263	$3,372	$(109)	(3)%	$1,681	$1,806	$(125)	(7)%

Noninterest income decreased in both prior year comparisons as strong fee income growth and the impact from lower provision for residential mortgage repurchase obligations were more than offset by a decline in residential mortgage loan sales revenue, reductions in asset valuations and lower gains on asset sales.

Noninterest income as a percentage of total revenue was 43% for the first six months of 2014, up from 42% for the first six months of 2013, and was 44% in both the second quarter of 2014 and 2013.

Asset management revenue increased in both comparisons to the prior year periods, reflecting increases in the equity markets and sales production. The increase in the first six months of 2014 also reflected increased earnings from our BlackRock investment. Discretionary assets under management increased to $131 billion at June 30, 2014 compared with $117 billion at June 30, 2013 driven by higher equity markets and year-to-date positive net flows, primarily from the institutional business, after adjustments to total net flows for cyclical client activities, due to strong sales performance.

Consumer service fees increased slightly in both the year-to-date and second quarter comparisons, primarily due to growth in customer-initiated transaction volumes that was mostly offset by several individually insignificant items.

Corporate services revenue increased to $644 million for the first six months of 2014, including $343 million in the second quarter of 2014, compared to $603 million for the first six months of 2013, which included $326 million for the second quarter of 2013. The comparisons reflected higher merger and acquisition advisory fees and a second quarter 2014 correction to reclassify certain commercial facility fees of $31 million from net interest income to noninterest income. These increases were partially offset by lower net commercial mortgage servicing rights valuation gains, which were $25

The PNC Financial Services Group, Inc. – Form 10-Q    9

million for the first six months of 2014 compared to $55 million for the first six months of 2013. The respective gain amounts for the second quarters of 2014 and 2013 were $14 million and $44 million.

Residential mortgage revenue decreased to $343 million in the first six months of 2014 compared with $401 million in the first six months of 2013. In the second quarter 2014 comparison, residential mortgage revenue increased to $182 million compared with $167 million in the second quarter of 2013. Both comparisons included lower loan sales revenue from a reduction in origination volume and lower net hedging gains on residential mortgage servicing rights. The decline in loan sales revenue was partially mitigated by the impact of second quarter 2014 gains on sales of previously underperforming portfolio loans.

The overall decline in residential mortgage revenue for the first six months of 2014 was partially offset by the impact of improvement in the provision for residential mortgage repurchase obligations, which was a benefit of $17 million for the first six months of 2014 compared to a provision of $77 million in the prior year period.

For the second quarter of 2014, residential mortgage revenue increased compared to the prior year quarter, as the decreases in loan sales revenue and net hedging gains on residential mortgage servicing rights were more than offset by the improvement in the provision for residential mortgage repurchase obligations, which was an insignificant amount in the current year quarter, compared to $73 million for the second quarter of 2013.

Service charges on deposits increased in both comparisons to the prior year periods due to growth in customer activity and changes in product offerings.

Other noninterest income decreased to $633 million for the first six months of 2014 compared with $766 million for the first six months of 2013. Second quarter 2014 other noninterest income declined to $322 million compared to $455 million for the second quarter of 2013. Decreases in both of the comparisons were driven by lower revenue from credit valuations for customer-related derivatives activities as higher market interest rates impacted the fair value of PNC’s credit exposure on these activities. The impacts of these valuations to other noninterest income was a loss of $18 million for the first six months of 2014 compared to income of $41 million for the first six months of 2013, while in the quarterly comparison the second quarter 2014 loss was insignificant and the second quarter of 2013 included income of $39 million. In addition to these declines, other noninterest income decreased due to lower revenue from private equity investments and a decline in the market value of investments related to deferred compensation obligations. The six month comparison also reflected lower revenue associated with commercial mortgage banking activity in the 2014 period.

Other noninterest income in the first six months of 2014 included a gain of $116 million on the sale of 2 million shares Visa Class B common shares, with a gain in the second quarter of 2014 of $54 million on the sale of 1 million shares, compared to an $83 million gain on the sale of 2 million shares in the second quarter of 2013. At June 30, 2014, we held approximately 8 million Visa Class B common shares with a fair value of approximately $741 million at a recorded investment of approximately $112 million.

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

In the third quarter of 2014, we expect fee-based noninterest income to remain stable as we anticipate growth in our other fee-based businesses to offset an expected decline in the third quarter related to second quarter 2014 gains on sales of residential mortgage banking portfolio loans.

Assuming a continuation of the current economic environment, we continue to expect that full year 2014 revenue will be under pressure, and as a result, could likely be down compared to full year 2013 revenue due to expected purchase accounting accretion declines and lower residential mortgage revenues.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $166 million for the first six months of 2014 compared with $393 million for the first six months of 2013. The provision for credit losses was $72 million for the second quarter of 2014 compared with $157 million for the second quarter of 2013. The declines in both comparisons reflected overall credit quality improvement with the increasing value of residential real estate a contributing factor that improved expected cash flows on our purchased impaired loans.

Assuming a continuation of second quarter 2014 credit trends, we expect our provision for credit losses in the third quarter of 2014 to be between $75 million and $125 million.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

10    The PNC Financial Services Group, Inc. – Form 10-Q

NONINTEREST EXPENSE

Noninterest expense decreased $181 million, or 4%, to $4.6 billion for the first six months of 2014, reflecting overall disciplined expense management. The decline was driven by a decrease in personnel expense related to lower headcount and benefits costs and a reduction in other noninterest expense, which reflected the impacts of a first quarter 2013 contribution to the PNC Foundation and second quarter 2013 noncash charges for unamortized discounts of $30 million related to redemption of trust preferred securities.

For the second quarter of 2014, noninterest expense was $2.3 billion in the second quarter of 2014, a decline of $77 million, or 3%, compared with the prior year quarter. The decrease reflected lower benefits costs, reductions in other real estate owned expense and noncredit losses, and the impact of the second quarter 2013 noncash charges related to redemption of trust preferred securities. These declines were partially offset by investments in technology and infrastructure.

In the first six months of 2014 we have completed actions relating to capturing more than two-thirds of our 2014 continuous improvement savings goal of $500 million, and we expect to achieve the full-year goal. We expect these cost savings to fund investments in our infrastructure, including those related to cybersecurity, and investments in our diversified businesses, including our Retail Banking transformation, consistent with our strategic priorities.

In the first quarter of 2014, we adopted new accounting guidance which changes how investments in low income housing tax credits are recognized. As a result, losses on certain tax credit investments which were previously recorded in noninterest expense are recorded to income taxes. See the discussion under Effective Income Tax Rate below.

For the third quarter of 2014, we expect noninterest expense to increase by low single digits, on a percentage basis, compared to second quarter 2014 related to employee benefit seasonality and costs related to the automating of our regulatory submissions.

We plan to remain focused on overall disciplined expense management and we continue to expect noninterest expense for full year 2014 to be down compared with full year 2013.

EFFECTIVE INCOME TAX RATE

The effective income tax rate was 25.3% in the first six months of 2014 compared with 26.0% in the first six months of 2013. For the second quarter of 2014, our effective income tax rate was 25.4% compared with 25.8% for the second quarter of 2013. The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

The lower effective income tax rate in both the first six months of 2014 and the second quarter of 2014 compared to the prior year periods was primarily attributable to the impact of higher tax-exempt income and tax credits.

The effective tax rate for both the 2014 and 2013 periods reflects the adoption of Accounting Standards Update (ASU) 2014-01, which relates to amortization of investments in low income housing tax credits. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report for further detail. The retrospective application of this guidance resulted in increased income tax expenses in both periods due to the reclassification of noninterest expense associated with these investments.

As a result of the adoption of this accounting guidance, we now expect our 2014 effective tax rate to be approximately 26%.

The PNC Financial Services Group, Inc. – Form 10-Q    11

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

			Change
Dollars in millions	June 30 2014	December 31 2013	$	%
Assets
Interest-earning deposits with banks	$16,876	$12,135	$4,741	39%
Loans held for sale	2,228	2,255	(27)	(1)%
Investment securities	56,602	60,294	(3,692)	(6)%
Loans	200,984	195,613	5,371	3%
Allowance for loan and lease losses	(3,453)	(3,609)	156	4%
Goodwill	9,074	9,074	–	–%
Other intangible assets	1,997	2,216	(219)	(10)%
Other, net	42,756	42,214	542	1%
Total assets	$327,064	$320,192	$6,872	2%
Liabilities
Deposits	$222,554	$220,931	$1,623	1%
Borrowed funds	49,066	46,105	2,961	6%
Other	9,651	9,119	532	6%
Total liabilities	281,271	276,155	5,116	2%
Equity
Total shareholders’ equity	44,205	42,334	1,871	4%
Noncontrolling interests	1,588	1,703	(115)	(7)%
Total equity	45,793	44,037	1,756	4%
Total liabilities and equity	$327,064	$320,192	$6,872	2%

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

The increase in total assets was primarily due to higher interest-earning deposits with banks and loan growth, partially offset by lower investment securities. The increase in interest-earning deposits with banks resulted from the continuation of PNC’s efforts to enhance its liquidity position in light of proposed short-term liquidity regulatory standards. Interest-earning deposits with banks included balances held with the Federal Reserve Bank of Cleveland of $16.5 billion and $11.7 billion at June 30, 2014 and December 31, 2013, respectively. The increase in liabilities was largely due to growth in deposits and higher Federal Home Loan Bank borrowings and issuances of bank notes and senior debt and subordinated debt, partially offset by a decline in federal funds purchased and repurchase agreements. An analysis of changes in selected balance sheet categories follows.

LOANS

Outstanding loan balances of $201.0 billion at June 30, 2014 and $195.6 billion at December 31, 2013 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.9 billion at June 30, 2014 and $2.1 billion at December 31, 2013, respectively. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

12    The PNC Financial Services Group, Inc. – Form 10-Q

Table 7: Details Of Loans

			Change
Dollars in millions	June 30 2014	December 31 2013	$	%
Commercial lending
Commercial
Retail/wholesale trade	$16,146	$15,530	$616	4%
Manufacturing	18,683	16,208	2,475	15%
Service providers	13,734	13,052	682	5%
Real estate related (a)	10,908	10,729	179	2%
Financial services	4,846	4,927	(81)	(2)%
Health care	8,939	8,690	249	3%
Other industries	20,280	19,242	1,038	5%
Total commercial	93,536	88,378	5,158	6%
Commercial real estate
Real estate projects (b)	14,535	13,613	922	7%
Commercial mortgage	8,384	7,578	806	11%
Total commercial real estate	22,919	21,191	1,728	8%
Equipment lease financing	7,628	7,576	52	1%
Total commercial lending (c)	124,083	117,145	6,938	6%
Consumer lending
Home equity
Lines of credit	20,959	21,696	(737)	(3)%
Installment	14,507	14,751	(244)	(2)%
Total home equity	35,466	36,447	(981)	(3)%
Residential real estate
Residential mortgage	13,965	14,418	(453)	(3)%
Residential construction	595	647	(52)	(8)%
Total residential real estate	14,560	15,065	(505)	(3)%
Credit card	4,435	4,425	10	–%
Other consumer
Education	7,118	7,534	(416)	(6)%
Automobile	11,005	10,827	178	2%
Other	4,317	4,170	147	4%
Total consumer lending	76,901	78,468	(1,567)	(2)%
Total loans	$200,984	$195,613	$5,371	3%
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Construction loans with interest reserves and A/B Note restructurings are not significant to PNC.

The increase in loans was driven by the increase in commercial lending as a result of growth in commercial and commercial real estate loans, primarily from new customers and organic growth. The decline in consumer lending resulted from lower home equity, residential mortgage and education loans, partially offset by growth in credit card and automobile loans.

Loans represented 61% of total assets at both June 30, 2014 and December 31, 2013. Commercial lending represented 62% of the loan portfolio at June 30, 2014 and 60% at December 31, 2013. Consumer lending represented 38% of the loan portfolio at June 30, 2014 and 40% at December 31, 2013.

Commercial real estate loans represented 11% of total loans at both June 30, 2014 and December 31, 2013 and represented 7% of total assets at both June 30, 2014 and December 31, 2013. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our loan portfolio.

Total loans above include purchased impaired loans of $5.6 billion, or 3% of total loans, at June 30, 2014, and $6.1 billion, or 3% of total loans, at December 31, 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    13

Our loan portfolio continued to be diversified among numerous industries, types of businesses and consumers across our principal geographic markets.

ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

Our total ALLL of $3.5 billion at June 30, 2014 consisted of $1.6 billion and $1.9 billion established for the commercial lending and consumer lending categories, respectively. The ALLL included what we believe to be appropriate loss coverage on all loans, including higher risk loans, in the commercial and consumer portfolios. We do not consider government insured or guaranteed loans to be higher risk as defaults have historically been materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans is included in the Credit Risk Management portion of the Risk Management section of this Financial Review and Note 1 Accounting Policies, Note 4 Asset Quality and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

PURCHASE ACCOUNTING ACCRETION AND VALUATION OF PURCHASED IMPAIRED LOANS

Information related to purchase accounting accretion and accretable yield for the first six months of 2014 and 2013 follows. Additional information is provided in Note 5 Purchased Loans in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Table 8: Accretion – Purchased Impaired Loans

	Three months ended June 30		Six months ended June 30
In millions	2014	2013	2014	2013
Accretion on purchased impaired loans
Scheduled accretion	$120	$150	$245	$307
Reversal of contractual interest on impaired loans	(70)	(83)	(138)	(168)
Scheduled accretion net of contractual interest	50	67	107	139
Excess cash recoveries	35	11	64	61
Total	$85	$78	$171	$200

Table 9: Purchased Impaired Loans – Accretable Yield

In millions	2014	2013
January 1	$2,055	$2,166
Scheduled accretion	(245)	(307)
Excess cash recoveries	(64)	(61)
Net reclassifications to accretable from non-accretable and other activity (a)	190	366
June 30 (b)	$1,936	$2,164
(a)	Approximately 78% and 58% of the net reclassifications for the first six months ended June 30, 2014 and 2013, respectively, were driven by the consumer portfolio and were due to improvements of cash expected to be collected on both RBC Bank (USA) and National City loans in future periods. The remaining net reclassifications were predominantly due to future cash flow changes in the commercial portfolio.
(b)	As of June 30, 2014, we estimate that $1.9 billion of accretable interest on purchased credit impaired loans will be recognized in future interest income, $1.1 billion of which is expected to be contractual interest.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Information related to the valuation of purchased impaired loans at June 30, 2014 and December 31, 2013 follows.

Table 10: Valuation of Purchased Impaired Loans

	June 30, 2014		December 31, 2013
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Outstanding balance	$676		$937
Purchased impaired mark	(197)		(264)
Recorded investment	479		673
Allowance for loan losses	(108)		(133)
Net investment	371	55%	540	58%
Consumer and residential mortgage loans:
Outstanding balance	5,120		5,548
Purchased impaired mark	(42)		(115)
Recorded investment	5,078		5,433
Allowance for loan losses	(778)		(871)
Net investment	4,300	84%	4,562	82%
Total purchased impaired loans:
Outstanding balance	5,796		6,485
Purchased impaired mark	(239)		(379)
Recorded investment	5,557		6,106
Allowance for loan losses	(886)		(1,004)
Net investment	$4,671	81%	$5,102	79%

At June 30, 2014, our largest individual purchased impaired loan had a recorded investment of $12 million. We currently expect to collect total cash flows of $6.6 billion on purchased impaired loans, representing the $4.7 billion net investment at June 30, 2014 and the accretable net interest of $1.9 billion shown in Table 9.

WEIGHTED AVERAGE LIFE OF THE PURCHASED IMPAIRED PORTFOLIOS

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of June 30, 2014.

Table 11: Weighted Average Life of the Purchased Impaired Portfolios

As of June 30, 2014 Dollars in millions	Recorded Investment	WAL (a)
Commercial	$109	1.8 years
Commercial real estate	370	1.3 years
Consumer (b) (c)	2,150	4.4 years
Residential real estate (c)	2,928	5.2 years
Total	$5,557	4.5 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.
(c)	In 2014, the weighted average life of the purchased impaired portfolio increased, primarily driven by residential real estate and home equity loans. Increasing a portfolio’s weighted average life will result in more interest income being recognized on purchased impaired loans in future periods.

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

Table 12: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	June 30, 2014	Declining Scenario (a)	Improving Scenario (b)
Expected Cash Flows	$6.6	$(.2)	$.3
Accretable Difference	1.9	–	.1
Allowance for Loan and Lease Losses	(.9)	(.1)	.2
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans, we assume home price forecast decreases by ten percent and unemployment rate forecast increases by two percentage points; for commercial loans, we assume that collateral values decrease by ten percent.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by ten percent, unemployment rate forecast decreases by two percentage points and interest rate forecast increases by two percentage points; for commercial loans, we assume that collateral values increase by ten percent.

The PNC Financial Services Group, Inc. – Form 10-Q    15

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

NET UNFUNDED CREDIT COMMITMENTS

Net unfunded credit commitments are comprised of the following:

Table 13: Net Unfunded Loan Commitments

In millions	June 30 2014	December 31 2013
Total commercial lending (a)	$91,209	$90,104
Home equity lines of credit	18,323	18,754
Credit card	17,343	16,746
Other	4,571	4,266
Total	$131,446	$129,870
(a)	Less than 5% of net unfunded loan commitments relate to commercial real estate at each date.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.

Standby bond purchase agreements totaled $980 million at June 30, 2014 and $1.3 billion at December 31, 2013 and are included in the preceding table, primarily within the Total commercial lending category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $10.5 billion at both June 30, 2014 and December 31, 2013. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Information regarding our Allowance for unfunded loan commitments and letters of credit is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

INVESTMENT SECURITIES

The following table presents the distribution of our investment securities portfolio. We have included credit ratings information because the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. For those securities, where during our quarterly security-level impairment assessments we determined losses represented other-than-temporary impairment (OTTI), we have recorded cumulative credit losses of $1.2 billion in earnings and accordingly have reduced the amortized cost of our securities. See Table 76 in Note 7 Investment Securities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for more detail. The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower.

Table 14: Investment Securities

	June 30, 2014		December 31, 2013		Ratings (a) As of June 30, 2014
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$5,453	$5,638	$4,229	$4,361	100%
Agency residential mortgage-backed	25,402	25,930	28,483	28,652	100
Non-agency residential mortgage-backed	5,385	5,629	5,750	5,894	11	1%	3%	82%	3%
Agency commercial mortgage-backed	1,795	1,871	1,883	1,946	100
Non-agency commercial mortgage-backed (b)	4,710	4,855	5,624	5,744	69	11	11	4	5
Asset-backed (c)	6,361	6,414	6,763	6,773	90	1		8	1
State and municipal	3,925	4,057	3,664	3,678	83	12			5
Other debt	2,122	2,179	2,845	2,891	67	24	8		1
Corporate stock and other	355	362	434	433					100
Total investment securities (d)	$55,508	$56,935	$59,675	$60,372	84%	3%	2%	9%	2%
(a)	Ratings percentages allocated based on amortized cost.
(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.
(c)	Collateralized primarily by government guaranteed student loans and other consumer credit products and corporate debt.
(d)	Includes available for sale and held to maturity securities.

16    The PNC Financial Services Group, Inc. – Form 10-Q

Investment securities represented 17% of total assets at June 30, 2014 and 19% at December 31, 2013.

We evaluate our investment securities portfolio in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. At June 30, 2014, 84% of the securities in the portfolio were rated AAA/AA, with U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively representing 58% of the portfolio.

The investment securities portfolio includes both available for sale and held to maturity securities. Securities classified as available for sale are carried at fair value with net unrealized gains and losses, representing the difference between amortized cost and fair value, included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet. Securities classified as held to maturity are carried at amortized cost. As of June 30, 2014, the amortized cost and fair value of available for sale securities totaled $43.4 billion and $44.5 billion, respectively, compared to an amortized cost and fair value as of December 31, 2013 of $48.0 billion and $48.6 billion, respectively. The amortized cost and fair value of held to maturity securities were $12.1 billion and $12.4 billion, respectively, at June 30, 2014, compared to $11.7 billion and $11.8 billion, respectively, at December 31, 2013.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains in the total investment securities portfolio increased to $1.4 billion at June 30, 2014 from $.7 billion at December 31, 2013 primarily due to the impact of market interest rates and credit spreads. The comparable amounts for the securities available for sale portfolio were $1.1 billion and $.6 billion, respectively.

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

During the second quarter of 2014, we transferred securities with a fair value of $1.4 billion from available for sale to held to maturity. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on Accumulated other comprehensive income and certain capital measures, after taking into consideration market conditions and regulatory capital requirements under Basel III capital standards. See additional discussion of this transfer in Note 7 Investment Securities in our Notes To Consolidated Financial Statements included in Part I, Item I of this Report.

The duration of investment securities was 2.4 years at June 30, 2014. We estimate that, at June 30, 2014, the effective duration of investment securities was 2.5 years for an immediate 50 basis points parallel increase in interest rates and 2.3 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2013 were 3.0 years and 2.8 years, respectively.

At least quarterly, we conduct a comprehensive security-level impairment assessment on all securities. For securities in an unrealized loss position, we determine whether the loss represents OTTI. For debt securities that we neither intend to sell nor believe we will be required to sell prior to expected recovery, we recognize the credit portion of OTTI charges in current earnings and include the noncredit portion of OTTI in Net unrealized gains (losses) on OTTI securities on our Consolidated Statement of Comprehensive Income and net of tax in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet. During the first six months of 2014 and 2013 we recognized OTTI credit losses of $3 million and $14 million, respectively. The credit losses related to residential mortgage-backed and asset-backed securities collateralized by non-agency residential loans.

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

The PNC Financial Services Group, Inc. – Form 10-Q    17

LOANS HELD FOR SALE

Table 15: Loans Held For Sale

In millions	June 30 2014	December 31 2013
Commercial mortgages at fair value	$521	$586
Commercial mortgages at lower of cost or fair value	379	281
Total commercial mortgages	900	867
Residential mortgages at fair value	1,259	1,315
Residential mortgages at lower of cost or fair value	12	41
Total residential mortgages	1,271	1,356
Other	57	32
Total	$2,228	$2,255

For commercial mortgages held for sale at fair value, we stopped originating these and continue to pursue opportunities to reduce these positions.

For commercial mortgages held for sale carried at lower of cost or fair value, we sold $935 million during the first six months of 2014 compared to $1.4 billion during the first six months of 2013. All of these loan sales were to government agencies. Total gains of $29 million were recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, during the first six months of 2014, including $22 million in the second quarter. Comparable amounts for 2013 were $43 million and $20 million, respectively.

Residential mortgage loan origination volume was $4.5 billion during the first six months of 2014 compared to $8.9 billion for the first six months of 2013. The majority of such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $4.3 billion of loans and recognized related gains of $225 million during the first six months of 2014, of which $137 million occurred in the second quarter. The comparable amounts for the six months of 2013 were $8.0 billion and $362 million, respectively, including $190 million in the second quarter.

Interest income on loans held for sale was $47 million in the first six months of 2014, including $24 million in the second quarter. Comparable amounts for 2013 were $85 million and $32 million, respectively. These amounts are included in Other interest income on our Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 8 Fair Value in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets totaled $11.1 billion at June 30, 2014 and $11.3 billion at December 31, 2013. The decrease of $.2 billion was primarily due to fair value changes of residential mortgage servicing rights, partially offset by new additions and purchases of mortgage servicing rights. See additional information regarding our goodwill and intangible assets in Note 9 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

FUNDING AND CAPITAL SOURCES

Table 16: Details Of Funding Sources

			Change
Dollars in millions	June 30 2014	December 31 2013	$	%
Deposits
Money market	$110,404	$108,631	$1,773	2%
Demand	78,083	77,756	327	–%
Retail certificates of deposit	19,713	20,795	(1,082)	(5)%
Savings	12,037	11,078	959	9%
Time deposits in foreign offices and other time deposits	2,317	2,671	(354)	(13)%
Total deposits	222,554	220,931	1,623	1%
Borrowed funds
Federal funds purchased and repurchase agreements	3,132	4,289	(1,157)	(27)%
Federal Home Loan Bank borrowings	15,023	12,912	2,111	16%
Bank notes and senior debt	14,102	12,603	1,499	12%
Subordinated debt	9,099	8,244	855	10%
Commercial paper	4,999	4,997	2	–%
Other	2,711	3,060	(349)	(11)%
Total borrowed funds	49,066	46,105	2,961	6%
Total funding sources	$271,620	$267,036	$4,584	2%

18    The PNC Financial Services Group, Inc. – Form 10-Q

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our 2014 capital and liquidity activities.

The increase in deposits during the first six months of 2014 was primarily driven by increases in money market and savings deposits, partially offset by lower retail certificates of deposit. Interest-bearing deposits represented 68% of total deposits at both June 30, 2014 and December 31, 2013. Total borrowed funds increased $3.0 billion since December 31, 2013 as higher Federal Home Loan Bank borrowings and issuances of bank notes and senior debt and subordinated debt were partially offset by a decline in federal funds purchased and repurchase agreements.

CAPITAL

Table 17: Shareholders’ Equity

			Change
Dollars in millions	June 30 2014	December 31 2013	$	%
Shareholders’ equity
Preferred stock (a)
Common stock	$2,703	$2,698	$5	–%
Capital surplus – preferred stock	3,944	3,941	3	–%
Capital surplus – common stock and other	12,506	12,416	90	1%
Retained earnings	24,755	23,251	1,504	6%
Accumulated other comprehensive income	881	436	445	102%
Common stock held in treasury at cost	(584)	(408)	(176)	(43)%
Total shareholders’ equity	$44,205	$42,334	$1,871	4%
(a)	Par value less than $.5 million at each date.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $1.9 billion compared with December 31, 2013, primarily reflecting an increase in retained earnings of $1.5 billion (driven by net income of $2.1 billion and the impact of $606 million of common and preferred dividends declared) and an increase of $445 million in accumulated other comprehensive income. This increase was primarily due to the impact of market interest rates and credit spreads on securities available for sale and derivatives that are part of cash flow hedging strategies, along with the impact of pension and other postretirement benefit plan adjustments. Common shares outstanding were 532 million at June 30, 2014 and 533 million at December 31, 2013.

Our current common stock repurchase program authorization permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, contractual and regulatory limitations, and the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process. The Federal Reserve accepted our 2014 capital plan and did not object to our proposed capital actions. The capital plan included share repurchase programs of up to $1.5 billion for the four quarter period beginning in the second quarter of 2014 under PNC’s existing common stock repurchase authorization. These programs include repurchases of up to $200 million to mitigate the financial impact of employee benefit plan transactions. In the second quarter of 2014, PNC repurchased 2.6 million common shares for $223 million under the capital plan authorization. Under the “de minimis” safe harbor of the Federal Reserve’s capital plan rule, PNC may make limited repurchases of common stock or other capital distributions in amounts that exceed the amounts included in its most recently approved capital plan, provided that, among other things, such distributions do not exceed, in the aggregate, 1% of PNC’s Tier 1 capital and the Federal Reserve does not object to the additional repurchases or distributions. Under this “de minimis” safe harbor, PNC repurchased $50 million of common shares to mitigate the financial impact of employee benefit plan transactions in the first quarter of 2014. See the Supervision and Regulation section of Item 1 Business of our 2013 Form 10-K for further information concerning the CCAR process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans and the Capital and Liquidity Actions portion of the Executive Summary section of our Financial Review for the impact of the Federal Reserve’s current supervisory assessment of the capital adequacy program.

The PNC Financial Services Group, Inc. – Form 10-Q    19

Table 18: Basel III Capital

	June 30, 2014
Dollars in millions	Transitional Basel III (a) (c)	Pro forma Fully Phased-In Basel III (b) (c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$14,625	$14,625
Retained earnings	24,755	24,755
Accumulated other comprehensive income for securities currently and previously held as available for sale	151	756
Accumulated other comprehensive income for pension and other postretirement plans	(36)	(180)
Goodwill, net of associated deferred tax liabilities	(8,838)	(8,838)
Other disallowed intangibles, net of deferred tax liabilities	(85)	(424)
Other adjustments/(deductions)	(5)	(74)
Total common equity Tier 1 capital before threshold deductions	30,567	30,620
Total threshold deductions	(216)	(1,075)
Common equity Tier 1 capital	30,351	29,545
Additional Tier 1 capital
Preferred stock	3,944	3,944
Trust preferred capital securities	99
Noncontrolling interests (d)	790	42
Other adjustments/(deductions)	(86)	(95)
Tier 1 capital	35,098	33,436
Additional Tier 2 capital
Qualifying subordinated debt	5,804	4,961
Trust preferred capital securities	99
Allowance for loan and lease losses included in Tier 2 capital	3,443	194
Other	2	10
Total Basel III capital	$44,446	$38,601
Risk-Weighted Assets (e)
Basel I risk-weighted assets calculated in accordance with transition rules for 2014 (f)	$277,126	N/A
Estimated Basel III standardized approach risk-weighted assets (g)	N/A	$295,217
Estimated Basel III advanced approaches risk-weighted assets (h)	N/A	290,063
Average quarterly adjusted total assets	312,747	311,503
Basel III capital ratios
Common equity Tier 1	11.0%	10.0	%(i)(k)
Tier 1 risk-based	12.7	11.3	(i)(l)
Total capital risk-based	16.0	13.3	(j)(m)
Leverage (n)	11.2	10.7
(a)	Calculated using the regulatory capital methodology applicable to PNC during 2014.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Includes primarily REIT Preferred Securities.
(e)	Calculated as of period end.
(f)	Includes credit and market risk-weighted assets.
(g)	Estimated based on Basel III standardized approach rules and includes credit and market risk-weighted assets.
(h)	Estimated based on Basel III advanced approaches rules and includes credit, market and operational risk-weighted assets.
(i)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III standardized approach risk-weighted assets.
(j)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III advanced approaches risk-weighted assets.
(k)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio is 10.2%. This capital ratio is calculated using Common equity Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(l)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio is 11.5%. This capital ratio is calculated using Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(m)	For comparative purposes only, the pro forma fully phased-in standardized approach Basel III Total capital risk-based capital ratio is 14.3%. This ratio is calculated using additional Tier 2 capital which, under the standardized approach, reflects allowance for loan and lease losses of up to 1.25% of credit risk related risk-weighted assets and dividing by estimated Basel III standardized approach risk-weighted assets.
(n)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

20    The PNC Financial Services Group, Inc. – Form 10-Q

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

As a result of the staggered effective dates of the final U.S. capital rules issued in July 2013, as well as the fact that PNC remains in the parallel run qualification phase for the advanced approaches, PNC’s regulatory risk-based capital ratios in 2014 are based on the definitions of, and deductions from, capital under Basel III (as such definitions and deductions are phased-in for 2014) and Basel I risk-weighted assets (subject to certain adjustments as defined by the Basel III rules). We refer to the capital ratios calculated using these Basel III phased-in provisions and adjusted Basel I risk-weighted assets as the Transitional Basel III ratios.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our June 30, 2014 capital levels were aligned with them.

At June 30, 2014, PNC and PNC Bank, N.A., our domestic bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC and PNC Bank, N.A. must have, during 2014, Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based and 10% for Total capital risk-based, and PNC Bank, N.A. must have a Transitional Basel III leverage ratio of at least 5%.

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

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in our 2013 Form 10-K and in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review,
•	Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements,
•	Note 10 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities in the Notes To Consolidated Financial Statements, and

The PNC Financial Services Group, Inc. – Form 10-Q    21

•	Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements.

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of June 30, 2014 and December 31, 2013 is included in Note 2 of this Report.

TRUST PREFERRED SECURITIES

We are subject to certain restrictions, including restrictions on dividend payments, in connection with $206 million in principal amount of an outstanding junior subordinated debenture associated with $200 million of trust preferred securities that were issued by PNC Capital Trust C, a subsidiary statutory trust (both amounts as of June 30, 2014). Generally, if there is (i) an event of default under the debenture, (ii) PNC elects to defer interest on the debenture, (iii) PNC exercises its right to defer payments on the related trust preferred security issued by the statutory trust or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of our 2013 Form 10-K for information on contractual limitations on dividend payments resulting from securities issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II.

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 8 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value at June 30, 2014 and December 31, 2013, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

Table 19: Fair Value Measurements – Summary

	June 30, 2014		December 31, 2013
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$58,446	$10,679	$63,096	$10,635
Total assets at fair value as a percentage of consolidated assets	18%		20%
Level 3 assets as a percentage of total assets at fair value		18%		17%
Level 3 assets as a percentage of consolidated assets		3%		3%
Total liabilities	$4,879	$624	$5,460	$623
Total liabilities at fair value as a percentage of consolidated liabilities	2%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		13%		11%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

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

22    The PNC Financial Services Group, Inc. – Form 10-Q

Business segment results, including inter-segment revenues, and a description of each business are included in Note 18 Segment Reporting included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Certain amounts included in this Financial Review differ from those amounts shown in Note 18 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis. Note 18 presents results of businesses for the first six months and second quarter of 2014 and 2013.

RETAIL BANKING

(Unaudited)

Table 20: Retail Banking Table

Six months ended June 30 Dollars in millions, except as noted	2014	2013
Income Statement
Net interest income	$1,953	$2,061
Noninterest income
Service charges on deposits	288	270
Brokerage	116	110
Consumer services	466	445
Other	185	151
Total noninterest income	1,055	976
Total revenue	3,008	3,037
Provision for credit losses	149	310
Noninterest expense	2,255	2,287
Pretax earnings	604	440
Income taxes	221	162
Earnings	$383	$278
Average Balance Sheet
Loans
Consumer
Home equity	$29,137	$29,063
Indirect auto	9,043	7,161
Indirect other	751	969
Education	7,422	8,101
Credit cards	4,289	4,085
Other	2,164	2,141
Total consumer	52,806	51,520
Commercial and commercial real estate	10,986	11,318
Floor plan	2,332	2,031
Residential mortgage	635	788
Total loans	66,759	65,657
Goodwill and other intangible assets	6,052	6,138
Other assets	2,748	2,522
Total assets	$75,559	$74,317
Deposits
Noninterest-bearing demand	$21,634	$20,967
Interest-bearing demand	33,883	31,595
Money market	49,815	48,469
Total transaction deposits	105,332	101,031
Savings	11,568	10,768
Certificates of deposit	19,617	22,251
Total deposits	136,517	134,050
Other liabilities	405	308
Total liabilities	$136,922	$134,358
Performance Ratios
Return on average assets	1.02%	.75%
Noninterest income to total revenue	35	32
Efficiency	75	75
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$158	$222
Consumer nonperforming assets	1,037	1,068
Total nonperforming assets (b)	$1,195	$1,290
Purchased impaired loans (c)	$631	$750
Commercial lending net charge-offs	$31	$59
Credit card lending net charge-offs	74	84
Consumer lending (excluding credit card) net charge-offs	156	259
Total net charge-offs	$261	$402
Commercial lending annualized net charge-off ratio	.47%	.89%
Credit card lending annualized net charge-off ratio	3.48%	4.15%
Consumer lending (excluding credit card) annualized net charge-off ratio (d)	.64%	1.08%
Total annualized net charge-off ratio (d)	.79%	1.23%

At June 30	2014	2013
Other Information (Continued) (a)
Home equity portfolio credit statistics: (e)
% of first lien positions at origination (f)	53%	50%
Weighted-average loan-to-value ratios (LTVs) (f) (g)	79%	85%
Weighted-average updated FICO scores (h)	748	745
Annualized net charge-off ratio (d)	.65%	1.39%
Delinquency data – % of total loans: (i)
Loans 30 – 59 days past due	.19%	.20%
Loans 60 – 89 days past due	.07%	.08%
Accruing loans past due	.26%	.28%
Nonperforming loans	3.08%	3.12%
Other statistics:
ATMs	7,977	7,335
Branches (j)	2,695	2,780
Brokerage account assets (in billions)	$43	$39
Customer-related statistics (average):
Non-teller deposit transactions (k)	32%	21%
Digital consumer customers (l)	44%	37%
(a)	Presented as of June 30, except for net charge-offs, net charge-off ratios and customer-related statistics, which are for the six months ended.
(b)	Includes nonperforming loans of $1.1 billion at June 30, 2014 and $1.2 billion at June 30, 2013.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Ratios for the first six months of 2013 include additional consumer charge-offs taken as a result of alignment with interagency guidance on practices for loans and lines of credit we implemented in the first quarter of 2013.
(e)	Lien position, LTV and FICO statistics are based upon customer balances.
(f)	Lien position and LTV calculations reflect the use of revised assumptions where data is missing.
(g)	LTV statistics are based upon current information.
(h)	Represents FICO scores that are updated at least quarterly.
(i)	Data based upon recorded investment. Past due amounts exclude purchased impaired loans, even if contractually past due, as we are currently accreting interest income over the expected life of the loans.
(j)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(k)	Percentage of total deposit transactions processed at an ATM or through our mobile banking application.
(l)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

Retail Banking earned $383 million in the first six months of 2014 compared with earnings of $278 million for the same period a year ago. The increase in earnings was driven by a lower provision for credit losses, increased noninterest income due to strong fee income growth and higher gains on sales of Visa Class B common shares, and lower noninterest expense resulting from disciplined expense management and the impact of branch consolidations in 2013. These increases were partially offset by lower net interest income driven by interest rate spread compression on the value of deposits, lower purchase accounting accretion and lower yield on loans.

Retail Banking continues to augment and refine its core checking account products to enhance the customer experience and grow value. In the first half of 2014, we continued to focus on growing consumer share of wallet through the sale of liquidity, banking and investment products and improved product value for customers. PNC Total InsightSM, an integrated banking and investing experience for our customers, completed the pilot phase and was introduced across all markets. We also improved the Cash Flow InsightSM features and customer experience, and launched the implementation to discontinue the sale of free checking to our business banking customers.

The PNC Financial Services Group, Inc. – Form 10-Q    23

Retail Banking also continued to focus on serving more customers through cost effective channels that meet their evolving preferences for convenience.

•	In the first six months of 2014, approximately 44% of consumer customers used non-teller channels for the majority of their transactions compared with 37% for the same period in 2013.
•	Deposit transactions via ATM and mobile channels increased to 32% of total deposit transactions in the first half of 2014 compared with 21% for the same period a year ago.
•

As part of PNC’s retail branch transformation strategy, 45 branches were converted to universal branches as of June 30, 2014 in a pilot program, and 36 branches were closed or consolidated in the first six months of 2014. Retail Banking’s primary geographic footprint extends across 17 states and Washington, D.C. Our retail branch network covers nearly half the U.S. population, with 2,695 branches and 7,977 ATMs.

Total revenue for the first six months of 2014 was $3.0 billion, $29 million lower than the same period of 2013. Net interest income of $2.0 billion decreased $108 million compared with the same period a year ago. The decrease resulted primarily from interest rate spread compression on the value of deposits due to the continued low rate environment and lower purchase accounting accretion and lower yields on loans. Noninterest income increased $79 million compared to the first six months of 2013. Noninterest income included gains on sales of Visa Class B common shares of $116 million in the first half of 2014 compared to $83 million in the first half of 2013; two million shares were sold in each of the periods. Noninterest income, excluding the gains on sales of Visa Class B common shares, increased $46 million over the first six months of 2013, primarily as a result of changes in product offerings, strategic initiatives, including investing and retirement, and an increase in customer-initiated transactions.

The provision for credit losses was $149 million and net charge-offs were $261 million in the first six months of 2014 compared with $310 million and $402 million, respectively, for the same period in 2013. The provision for credit losses decrease was due to credit quality improvement. The decrease in the net charge-offs was attributable to the impact of alignment with interagency guidance in the first quarter of 2013 and improved credit quality.

Noninterest expense for the first six months of 2014 was $32 million lower than the same period in 2013. The decrease was due to disciplined expense management and the impact of branch consolidations in 2013.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding and liquidity to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of customer balances. In the first six months of 2014, average total deposits of $136.5 billion increased $2.5 billion, or 2%, compared with the same period in 2013.

•

Average transaction deposits grew $4.3 billion, or 4%, and average savings deposit balances grew $800 million, or 7%, year-over-year as a result of organic deposit growth and continued customer preference for liquidity. In the first six months of 2014, compared with the same period a year ago, average demand deposits increased $3.0 billion, or 6%, to $55.5 billion and average money market deposits increased $1.3 billion, or 3%, to $49.8 billion.

•

Total average certificates of deposit decreased $2.6 billion, or 12%, compared to the same period of 2013. The decline in average certificates of deposit was due to the expected run-off of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy that targets specific products and markets for growth, small businesses, and auto dealerships. In the first six months of 2014, average total loans were $66.8 billion, an increase of $1.1 billion, or 2%, over the same period of 2013.

•

Average indirect auto loans increased $1.9 billion, or 26%, compared to the first six months of 2013. The increase was primarily due to the expansion of our indirect sales force and product introduction to acquired markets, as well as overall increases in auto sales.

•

Average auto dealer floor plan loans grew $301 million, or 15%, in the first six months of 2014, compared to the same period a year ago, primarily resulting from dealer line utilization and additional dealer relationships.

•	Average credit card balances increased $204 million, or 5%, over the first six months of 2013 as a result of organic growth.
•

Average home equity loans increased $74 million compared to the first six months of 2013. The portfolio grew modestly as increases in term loans were partially offset by declines in lines of credit. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•

For the first six months of 2014, compared to the same period a year ago, average loan balances for the remainder of the portfolio declined a net $1.4 billion, driven by declines in the education portfolio of $679 million and commercial & commercial real estate of $332 million. The discontinued government guaranteed education loan, indirect other and residential mortgage portfolios are primarily run-off portfolios.

Nonperforming assets totaled $1.2 billion at June 30, 2014, a decrease of $95 million, or 7%, over the same period of 2013, driven by declines in both commercial and consumer non-performing loans.

24    The PNC Financial Services Group, Inc. – Form 10-Q

CORPORATE & INSTITUTIONAL BANKING

(Unaudited)

Table 21: Corporate & Institutional Banking Table

Six months ended June 30 Dollars in millions, except as noted	2014	2013
Income Statement
Net interest income	$1,855	$1,899
Noninterest income
Corporate service fees	580	543
Other	211	319
Noninterest income	791	862
Total revenue	2,646	2,761
Provision for credit losses (benefit)	90	(26)
Noninterest expense	992	979
Pretax earnings	1,564	1,808
Income taxes	571	655
Earnings	$993	$1,153
Average Balance Sheet
Loans
Commercial	$76,771	$71,016
Commercial real estate	20,640	16,939
Equipment lease financing	6,834	6,604
Total commercial lending	104,245	94,559
Consumer	1,070	979
Total loans	105,315	95,538
Goodwill and other intangible assets	3,815	3,763
Loans held for sale	913	1,101
Other assets	9,949	11,539
Total assets	$119,992	$111,941
Deposits
Noninterest-bearing demand	$42,646	$40,239
Money market	20,476	16,977
Other	7,548	6,947
Total deposits	70,670	64,163
Other liabilities	7,477	17,914
Total liabilities	$78,147	$82,077
Performance Ratios
Return on average assets	1.67%	2.08%
Noninterest income to total revenue	30	31
Efficiency	37	35
Commercial Mortgage Servicing Portfolio –Serviced For PNC and Others (in billions)
Beginning of period	$308	$282
Acquisitions/additions	41	39
Repayments/transfers	(33)	(27)
End of period	$316	$294
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$624	$642
Capital Markets (c)	$335	$327
Commercial mortgage loans held for sale (d)	$52	$69
Commercial mortgage loan servicing income (e)	108	106
Commercial mortgage servicing rights valuation, net of economic hedge (f)	25	55
Total commercial mortgage banking activities	$185	$230

Six months ended June 30 Dollars in millions, except as noted	2014	2013
Average Loans (by C&IB business)
Corporate Banking	$52,947	$49,964
Real Estate	26,827	21,077
Business Credit	12,868	11,397
Equipment Finance	10,250	9,923
Other	2,423	3,177
Total average loans	$105,315	$95,538
Total loans (g)	$108,990	$97,708
Net carrying amount of commercial mortgage servicing rights (g)	$515	$525
Credit-related statistics:
Nonperforming assets (g) (h)	$715	$999
Purchased impaired loans (g) (i)	$370	$708
Net charge-offs	$17	$39
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(b)	Includes amounts reported in net interest income and corporate service fees.
(c)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(d)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income, primarily in corporate services fees, from loan servicing and ancillary services, net of changes in fair value on commercial mortgage servicing rights due to time and payoffs for the first six months of 2014 and net of commercial mortgage servicing rights amortization for the first six months of 2013. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(f)	Includes amounts reported in corporate services fees.
(g)	As of June 30.
(h)	Includes nonperforming loans of $.6 billion at June 30, 2014 and $.9 billion at June 30, 2013.
(i)	Recorded investment of purchased impaired loans related to acquisitions.

Corporate & Institutional Banking earned $993 million in the first six months of 2014, a decrease of $160 million compared with the first six months of 2013. The decrease in earnings was due to an increase in the provision for credit losses and a decrease in revenue, primarily driven by lower purchase accounting accretion and lower asset valuations, partially offset by higher corporate service fees. We continue to focus on building client relationships in our legacy and new Southeast markets where the risk-return profile is attractive.

Net interest income was $1.9 billion in the first six months of 2014, a decrease of $44 million from the first six months of 2013, reflecting lower purchase accounting accretion and continued spread compression on loans and deposits, partially offset by higher average loans and deposits. Additionally, a second quarter 2014 correction to reclassify certain commercial facility fees of $31 million to corporate service fees impacted the comparison.

Corporate service fees were $580 million in the first six months of 2014, increasing $37 million compared to the first six months of 2013. This increase was primarily due to higher merger and acquisition advisory fees and the second quarter 2014 correction to reclassify certain commercial facility fees

The PNC Financial Services Group, Inc. – Form 10-Q    25

from net interest income to corporate service fees, partially offset by lower net commercial mortgage servicing rights valuations. Corporate service fees include the noninterest portion of treasury management revenue, corporate finance fees, including revenue from certain capital markets-related products and services, the noninterest portion of commercial mortgage loan servicing income, and commercial mortgage servicing rights valuation, net of economic hedge.

Other noninterest income was $211 million in the first six months of 2014 compared with $319 million in the first six months of 2013. The decrease of $108 million was driven by lower revenue associated with credit valuations for customer-related derivatives activities and lower gains on asset sales.

The provision for credit losses was $90 million for the first six months of 2014 compared with a benefit of $26 million in the first six months of 2013 reflecting our continual qualitative assessments of the portfolio given the growth trends over the recent quarters. Net charge-offs were $17 million in the first six months of 2014, which represents a decrease of $22 million compared with the first six months of 2013 primarily attributable to a decrease in commercial real estate charge-offs, partially offset by a decrease in commercial recoveries.

Nonperforming assets were $715 million, a 28% decrease from June 30, 2013 resulting from continued improving credit quality.

Noninterest expense was $992 million in the first six months of 2014, an increase of $13 million from the first six months of 2013, primarily driven by higher technology-related costs and incentive compensation costs associated with business activity.

Average loans were $105.3 billion in the first six months of 2014 compared with $95.5 billion in the first six months of 2013, an increase of 10% reflecting strong growth in Real Estate, Corporate Banking and Business Credit.

•

Corporate Banking business provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Average loans for this business increased $3.0 billion, or 6%, in the first six months of 2014 compared with the first six months of 2013, primarily due to an increase in loan commitments from specialty lending businesses.

•

PNC Real Estate provides commercial real estate and real estate-related lending through both conventional and affordable multifamily financing. Average loans for this business increased $5.8 billion, or 27%, in the first six months of 2014 compared with the first six months of 2013 due to increased originations.

•

PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans increased $1.5 billion, or 13%, in the first six months of 2014 compared with the first six months of 2013 due to increasing deal sizes and higher utilization.

•

PNC Equipment Finance provides equipment financing solutions with over $11.0 billion in equipment finance assets as of June 30, 2014. Average equipment finance assets in the first six months of 2014 were $11.0 billion, an increase of $.4 billion or 4% compared with the first six months of 2013.

Loan commitments increased 4%, or $6.8 billion, to $202.9 billion at June 30, 2014 compared to $196.1 billion at December 31, 2013 and 9%, or $17.0 billion, compared to $185.9 billion at June 30, 2013 primarily due to growth in our Real Estate, Corporate Banking and Business Credit businesses.

Period-end loan balances increased by 7%, or $7.2 billion, to $109.0 billion at June 30, 2014 compared with $101.8 billion at December 31, 2013 and 12%, or $11.3 billion, compared with $97.7 billion at June 30, 2013.

Average deposits were $70.7 billion in the first six months of 2014, an increase of $6.5 billion, or 10%, compared with the first six months of 2013 as a result of business growth and inflows into money market and noninterest-bearing deposits.

The commercial mortgage servicing portfolio was $316 billion at June 30, 2014, an increase of 3% compared with December 31, 2013 and an increase of 7% compared to June 30, 2013 as servicing additions exceeded portfolio run-off.

Product Revenue

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all our business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 21 in the Corporate & Institutional Banking portion of this Business Segments Review section includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

26    The PNC Financial Services Group, Inc. – Form 10-Q

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, totaled $624 million for the first six months of 2014 compared with $642 million for the first six months of 2013. Lower spreads on deposits drove the decline in revenue in the first six months of 2014 compared with the first six months of 2013. Growth in deposit balances and healthcare customer-related revenues was strong.

Capital markets revenue includes merger and acquisition advisory fees, loan syndications, derivatives, foreign exchange, asset-backed finance revenue and fixed income activities. Revenue from capital markets-related products and services totaled $335 million in the first six months of 2014 compared with $327 million in the first six months of 2013. The increase in the comparison was driven by higher merger and acquisition advisory fees and to a lesser extent higher foreign exchange and fixed income revenue, which was mostly offset by lower revenue associated with credit valuations for customer-related derivatives activities.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total commercial mortgage banking activities resulted in revenue of $185 million in the first six months of 2014 compared with $230 million in the first six months of 2013. The decrease in the comparison was mainly due to lower net commercial mortgage servicing rights valuations and lower commercial mortgage loans held for sale activity.

ASSET MANAGEMENT GROUP

(Unaudited)

Table 22: As set Management Group Table

Six months ended June 30 Dollars in millions, except as noted	2014	2013
Income Statement
Net interest income	$143	$143
Noninterest income	406	366
Total revenue	549	509
Provision for credit losses	6	6
Noninterest expense	401	378
Pretax earnings	142	125
Income taxes	52	46
Earnings	$90	$79

Six months ended June 30 Dollars in millions, except as noted	2014	2013
Average Balance Sheet
Loans
Consumer	$5,361	$4,870
Commercial and commercial real estate	1,011	1,040
Residential mortgage	780	772
Total loans	7,152	6,682
Goodwill and other intangible assets	268	302
Other assets	222	226
Total assets	$7,642	$7,210
Deposits
Noninterest-bearing demand	$1,333	$1,290
Interest-bearing demand	3,902	3,545
Money market	3,873	3,781
Total transaction deposits	9,108	8,616
CDs/IRAs/savings deposits	441	448
Total deposits	9,549	9,064
Other liabilities	50	59
Total liabilities	$9,599	$9,123
Performance Ratios
Return on average assets	2.37%	2.21%
Noninterest income to total revenue	74	72
Efficiency	73	74
Other Information
Total nonperforming assets (a) (b)	$76	$69
Purchased impaired loans (a) (c)	$94	$102
Total net charge-offs	$3	$5
Assets Under Administration (in billions) (a) (d)
Personal	$113	$112
Institutional	144	121
Total	$257	$233
Asset Type
Equity	$149	$130
Fixed Income	71	70
Liquidity/Other	37	33
Total	$257	$233
Discretionary assets under management
Personal	$85	$78
Institutional	46	39
Total	$131	$117
Asset Type
Equity	$73	$62
Fixed Income	40	39
Liquidity/Other	18	16
Total	$131	$117
Nondiscretionary assets under administration
Personal	$28	$34
Institutional	98	82
Total	$126	$116
Asset Type
Equity	$76	$68
Fixed Income	31	31
Liquidity/Other	19	17
Total	$126	$116
(a)	As of June 30.
(b)	Includes nonperforming loans of $72 million at June 30, 2014 and $64 million at June 30, 2013.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account assets.

The PNC Financial Services Group, Inc. – Form 10-Q    27

Asset Management Group earned $90 million through the first six months of 2014 compared with $79 million in the same period of 2013. Assets under administration were $257 billion as of June 30, 2014 compared to $233 billion as of June 30, 2013. Earnings increased due to higher noninterest income partially offset by higher noninterest expense.

The core growth strategies of the business include increasing sales sourced from other PNC lines of business, maximizing front line productivity and optimizing market presence including additions to staff in high opportunity markets. Wealth Management and Hawthorn provide investment management, private banking and family wealth services to affluent and ultra affluent clients. The businesses have over 100 offices operating in 7 out of the 10 most affluent states in the U.S. with a majority co-located with retail banking branches. The businesses’ strategies primarily focus on growing assets under management through expanding relationships directly and through other PNC lines of business and increasing the share of our clients’ investable assets. Institutional Asset Management provides advisory, custody, and retirement administration services to institutional clients primarily within our banking footprint. The business segment also offers a lineup of PNC proprietary mutual funds. Institutional Asset Management is strengthening its partnership with the Corporate Bank to drive growth and is focused on building retirement capabilities and expanding product solutions for all customers.

Assets under administration increased $24 billion compared to a year ago. Discretionary assets under management were $131 billion at June 30, 2014 compared with $117 billion at June 30, 2013. The increase was driven by higher equity markets and sales resulting in year-to-date positive net flows of $1.5 billion primarily from the institutional business, after adjustments to total net flows for cyclical client activities.

Total revenue for the first half of 2014 was $549 million compared with $509 million for the same period in 2013, primarily relating to noninterest income due to stronger average equity markets and year-to-date positive net flows.

Noninterest expense was $401 million in the first half of 2014, an increase of $23 million, or 6%, from the prior year. The increase was primarily attributable to compensation and technology expenses. Over the last 12 months, total full-time headcount has increased by approximately 3%. The business remains focused on managing expenses as it invests in growth opportunities.

Average deposits for the first half of 2014 increased $.5 billion, or 5%, over the prior year period. Average transaction deposits grew 6% to $9.1 billion compared with the first half of 2013. Average loan balances of $7.2 billion increased $.5 billion, or 7%, from the prior year period due to continued growth in the consumer loan portfolio, primarily home equity installment loans, due to favorable interest rates.

RESIDENTIAL MORTGAGE BANKING

(Unaudited)

Table 2 3: Residential Mortgage Banking Table

Six months ended June 30 Dollars in millions, except as noted	2014	2013
Income Statement
Net interest income	$77	$99
Noninterest income
Loan servicing revenue
Servicing fees	117	78
Mortgage servicing rights valuation, net of economic hedge		63
Loan sales revenue
Benefit / (Provision) for residential mortgage repurchase obligations	17	(77)
Loan sales revenue	225	362
Other	(3)	(6)
Total noninterest income	356	420
Total revenue	433	519
Provision for credit losses		24
Noninterest expense	382	392
Pretax earnings	51	103
Income taxes	19	38
Earnings	$32	$65
Average Balance Sheet
Portfolio loans	$1,888	$2,478
Loans held for sale	1,102	2,072
Mortgage servicing rights (MSR)	1,054	807
Other assets	4,084	5,247
Total assets	$8,128	$10,604
Deposits	$2,210	$3,183
Borrowings and other liabilities	2,930	3,351
Total liabilities	$5,140	$6,534
Performance Ratios
Return on average assets	.79%	1.24%
Noninterest income to total revenue	82	81
Efficiency	88	76
Residential Mortgage Servicing Portfolio - Serviced for Third Parties (in billions)
Beginning of period	$114	$119
Acquisitions	2	6
Additions	4	8
Repayments/transfers	(9)	(17)
End of period	$111	$116
Servicing portfolio - third-party statistics: (a)
Fixed rate	94%	92%
Adjustable rate/balloon	6%	8%
Weighted-average interest rate	4.54%	4.72%
MSR asset value (in billions)	$1.0	$1.0
MSR capitalization value (in basis points)	87	84
Weighted-average servicing fee (in basis points)	27	28

28    The PNC Financial Services Group, Inc. – Form 10-Q

Six months ended June 30 Dollars in millions, except as noted	2014	2013
Residential Mortgage Repurchase Reserve
Beginning of period	$131	$614
(Benefit)/ Provision	(17)	77
Losses – loan repurchases	(13)	(168)
End of Period	$101	$523
Other Information
Loan origination volume (in billions)	$4.5	$8.9
Loan sale margin percentage	5.01%	4.05%
Percentage of originations represented by:
Purchase volume (b)	45%	24%
Refinance volume	55%	76%
Total nonperforming assets (a) (c)	$160	$220
(a)	As of June 30.
(b)	Mortgages with borrowers as part of residential real estate purchase transactions.
(c)	Includes nonperforming loans of $113 million at June 30, 2014 and $177 million at June 30, 2013.

Residential Mortgage Banking earned $32 million in the first six months of 2014 compared with earnings of $65 million in the first six months of 2013. Earnings declined from the prior year six month period primarily as a result of decreased loan sales revenue and lower net hedging gains on residential mortgage servicing rights, partially offset by a lower provision for residential mortgage repurchase obligations.

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

Residential Mortgage Banking overview:

•

Total loan originations were $4.5 billion for the first six months of 2014 compared with $8.9 billion in the comparable period of 2013. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines. Refinancings were 55% of originations for the first six months of 2014 and 76% in the first six months of 2013. During the first six months of 2014, 24% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2).

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At June 30, 2014, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage

Banking business segment was $101 million compared with $523 million at June 30, 2013. See the Recourse And Repurchase Obligations section of this Financial Review and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

•

Residential mortgage loans serviced for others totaled $111 billion at June 30, 2014 and $116 billion at June 30, 2013 as payoffs continued to outpace new direct loan origination volume and acquisitions.

•

Noninterest income was $356 million in the first six months of 2014 compared with $420 million in the first six months of 2013. Decreases in loan sales revenue and net hedging gains on residential mortgage servicing rights were partially offset by reduced provision for mortgage repurchase obligations and increased servicing fees.

•

Net interest income was $77 million in the first six months of 2014 compared with $99 million in the first six months of 2013. The decrease in net interest income was primarily due to the decline in origination volume.

•

Noninterest expense was $382 million in the first six months of 2014 compared with $392 million in the first six months of 2013. Lower originations and servicing costs were partially offset by increased legal accruals.

BLACKROCK

(Unaudited)

Table 24: BlackRock Table

Information related to our equity investment in BlackRock follows:

Six months ended June 30 Dollars in millions	2014	2013
Business segment earnings (a)	$253	$220
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At June 30.

In billions	June 30 2014	December 31 2013
Carrying value of PNC’s investment in BlackRock (c)	$6.1	$6.0
Market value of PNC’s investment in BlackRock (d)	11.4	11.3
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.1 billion at June 30, 2014 and $2.0 billion at December 31, 2013. Our voting interest in BlackRock common stock was approximately 21% at June 30, 2014.
(d)	Does not include liquidity discount.

PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock to partially fund BlackRock long-term incentive plan (LTIP) programs.

The PNC Financial Services Group, Inc. – Form 10-Q    29

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

At June 30, 2014, we held approximately 1.3 million shares of BlackRock Series C Preferred Stock, which are available to fund our obligation in connection with the BlackRock LTIP programs.

Our 2013 Form 10-K includes additional information about our investment in BlackRock.

NON-STRATEGIC ASSETS PORTFOLIO

(Unaudited)

Table 25: Non-Strategic Assets Portfolio Table

Six months ended June 30 Dollars in millions	2014	2013
Income Statement
Net interest income	$279	$367
Noninterest income	16	27
Total revenue	295	394
Provision for credit losses (benefit)	(91)	81
Noninterest expense	56	93
Pretax earnings	330	220
Income taxes	121	81
Earnings	$209	$139
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$203	$487
Lease financing	684	691
Total commercial lending	887	1,178
Consumer Lending:
Home equity	3,553	4,139
Residential real estate	5,032	5,823
Total consumer lending	8,585	9,962
Total portfolio loans	9,472	11,140
Other assets (a)	(740)	(629)
Total assets	$8,732	$10,511
Deposits and other liabilities	$229	$222
Total liabilities	$229	$222
Performance Ratios
Return on average assets	4.83%	2.67%
Noninterest income to total revenue	5	7
Efficiency	19	24
Other Information
Nonperforming assets (b) (c)	$798	$935
Purchased impaired loans (b) (d)	$4,497	$5,193
Net charge-offs	$41	$140
Annualized net charge-off ratio	0.87%	2.53%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$176	$388
Lease financing	688	696
Total commercial lending	864	1,084
Consumer Lending
Home equity	3,410	4,029
Residential real estate	4,928	5,659
Total consumer lending	8,338	9,688
Total loans	$9,202	$10,772
(a)	Other assets includes deferred taxes, ALLL and other real estate owned (OREO). Other assets were negative in both periods due to the ALLL.
(b)	As of June 30.
(c)	Includes nonperforming loans of $.6 billion at June 30, 2014 and $.7 billion at June 30, 2013.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At June 30, 2014, this segment contained 81% of PNC’s purchased impaired loans.

This business segment consists of non-strategic assets primarily obtained through acquisitions of other companies. The business activity of this segment is to manage the wind-down of the portfolios while maximizing the value and mitigating risk.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Non-Strategic Assets Portfolio had earnings of $209 million in the first six months of 2014 compared with $139 million in the first six months of 2013. Earnings increased year-over-year due to a benefit from the provision for credit losses compared to provision expense in the prior year period and lower noninterest expense, partially offset by lower net interest income.

Non-Strategic Assets Portfolio overview:

•

Net interest income was $279 million in the first six months of 2014 compared with $367 million in the first six months of 2013. The decrease was driven by lower scheduled accretion on purchase impaired loans as well as lower average loan balances.

•

Noninterest income was $16 million in the first six months of 2014 compared with $27 million in the first six months of 2013. The decrease was driven by higher estimated losses on home equity loans and lines repurchase obligations.

•

The first six months of 2014 reflected a benefit from the provision for credit losses of $91 million compared to an expense of $81 million in the first six months of 2013. The decline in provision reflected overall improvement in credit quality. A contributing economic factor was the increasing value of residential real estate that improved expected cash flows on purchased impaired loans.

•

Noninterest expense in the first six months of 2014 was $56 million compared with $93 million in the first six months of 2013. The decrease was driven by lower OREO expense, primarily due to lower write-downs on commercial properties as well as lower write-offs of protective advances on residential mortgages.

•

Average portfolio loans declined to $9.5 billion in the first six months of 2014 compared with $11.1 billion in the first six months of 2013. The overall decline was driven by customer payment activity and portfolio management activities to reduce underperforming assets.

•

Nonperforming loans were $.6 billion at June 30, 2014 and $.7 billion at June 30, 2013. The consumer lending portfolio comprised 89% of the nonperforming loans in this segment at June 30, 2014. Nonperforming consumer loans decreased $48 million from June 30, 2013. The commercial lending portfolio comprised 11% of the nonperforming loans as of June 30, 2014. Nonperforming commercial loans decreased $28 million from June 30, 2013.

•	Net charge-offs were $41 million in the first six months of 2014 and $140 million in the first six months of 2013.
•

At June 30, 2014, the liability for estimated losses on repurchase and indemnification claims for the Non-Strategic Assets Portfolio was $25 million compared to $24 million at June 30, 2013. See Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information.

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

The PNC Financial Services Group, Inc. – Form 10-Q    31

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP with one model. The core principle of the guidance is that an entity should recognize revenue to depict the satisfaction of a performance obligation by transfer of promised goods or services to customers. The ASU also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The requirements within the ASU should be applied retrospectively to each prior period presented (with several practical expedients for certain completed contracts) or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are currently evaluating the impact of this ASU on our results of operations and financial position.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The ASU also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (i.e., a repurchase financing), which will result in secured borrowing treatment for the repurchase agreement. The ASU will also require additional disclosures for transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. New disclosures regarding collateral pledged, remaining contractual tenor, and the risks associated with the collateral and agreement will also be required for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes within the ASU are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The changes in accounting for transactions outstanding on the effective date should be recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is not permitted. We do not expect this ASU to have a material impact on our results of operations or financial position.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU clarifies that all reporting entities that grant their employees share-based payments in which the terms of the award provide that the performance target could be achieved after the requisite service period would apply existing guidance that relates to share-based payments with performance conditions that affect vesting. Specifically, compensation cost would be recognized if it is probable that the performance condition would be achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the

32    The PNC Financial Services Group, Inc. – Form 10-Q

financial statements and to all new or modified awards thereafter. Early adoption is not permitted. We do not expect this ASU to have a material impact on our results of operations and financial position.

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item I of this Report regarding the impact of new accounting standards which we have adopted in 2014.

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

We currently estimate pretax pension income of $7 million in 2014 compared with pretax expense of $74 million in 2013. This year-over-year expected decrease reflects the impact of favorable returns on plan assets experienced in 2013, as well as the effects of the higher discount rate required to be used in 2014.

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2014 estimated expense as a baseline.

Table 26: Pension Expense – Sensitivity Analysis

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

COMMERCIAL MORTGAGE LOAN RECOURSE OBLIGATIONS

We originate and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment. For more information regarding our Commercial Mortgage Loan Recourse Obligations, see the Recourse and Repurchase Obligations section of Note 17 Commitments and Guarantees included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

RESIDENTIAL MORTGAGE REPURCHASE OBLIGATIONS

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and loan sale transactions. As discussed in Note 2 in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC and the Government National Mortgage Association (GNMA), while Non-Agency securitizations consist of mortgage loan sale transactions with private investors. Mortgage loan sale transactions that are not part of a securitization may involve FNMA, FHLMC or private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. In addition to indemnification and repurchase risk, we face other risks of loss with respect to our participation in these programs, some of which are described in Note 23 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 in our

The PNC Financial Services Group, Inc. – Form 10-Q    33

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

The following tables present the unpaid principal balance of repurchase claims by vintage and total unresolved repurchase claims for the quarter ended and as of June 30, 2014, respectively, compared to the quarter ended and as of December 31, 2013. These comparisons reflect the impact of settlement agreements reached late in the fourth quarter of 2013.

Table 27: Analysis of Quarterly Residential Mortgage Repurchase Claims by Vintage

	Three months ended
Dollars in millions	June 30 2014	December 31 2013
2004 & Prior	$6	$66
2005	3	88
2006	3	27
2007	4	35
2008		9
Subtotal - 2008 & Prior	16	225
2009 – 2014	22	19
Total	$38	$244
FNMA, FHLMC and GNMA %	72%	96%

Table 28: Analysis of Residential Mortgage Unresolved Asserted Indemnification and Repurchase Claims

Dollars in millions	June 30 2014	December 31 2013
FNMA, FHLMC and GNMA Securitizations	$13	$13
Private Investors (a)	31	22
Total unresolved claims	$44	$35
FNMA, FHLMC and GNMA %	29%	37%
(a)	Activity relates to loans sold through Non-Agency securitization and loan sale transactions.

34    The PNC Financial Services Group, Inc. – Form 10-Q

The table below details our indemnification and repurchase claim settlement activity during the first six months and the second quarter of 2014 and 2013.

Table 29: Analysis of Residential Mortgage Indemnification and Repurchase Claim Settlement Activity

	2014			2013
Six months ended June 30 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC and GNMA securitizations	$22	$10	$8	$263	$153	$67
Private investors (e)	5	3	1	23	15	3
Total indemnification and repurchase settlements	$27	$13	$9	$286	$168	$70

	2014			2013
Three months ended June 30 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC, and GNMA securitizations	$8	$4	$2	$109	$62	$33
Private investors (e)	2	1		13	10	1
Total indemnification and repurchase settlements	$10	$5	$2	$122	$72	$34
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and loan sale transactions.

Residential mortgages that we service through FNMA, FHLMC and GNMA securitizations, and for which we could experience a loss if required to repurchase a delinquent loan due to a breach in representations or warranties, were $49 billion at June 30, 2014, of which $240 million was 90 days or more delinquent. These amounts were $48 billion and $253 million, respectively, at December 31, 2013.

In the fourth quarter of 2013, PNC reached agreements with both FNMA and FHLMC to resolve their repurchase claims with respect to loans sold between 2000 and 2008. PNC paid a total of $191 million related to these settlements. The volume of new repurchase demand claims dropped significantly in the first six months of 2014 compared to the same period in 2013 as a result of the settlement agreements in the fourth quarter of 2013. Additionally, the liability for estimated losses on indemnification and repurchase claims for residential mortgages decreased to $101 million at June 30, 2014 from $131 million at December 31, 2013.

We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of June 30, 2014 and December 31, 2013. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

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

The PNC Financial Services Group, Inc. – Form 10-Q    35

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

ASSET QUALITY OVERVIEW

Asset quality for the first six months of 2014 improved from both December 31, 2013 and June 30, 2013.

•

Nonperforming assets at June 30, 2014 decreased $289 million compared with December 31, 2013 as a result of improvements in both consumer and commercial lending. Consumer lending nonperforming loans decreased $140 million, commercial real estate nonperforming loans declined $83 million and commercial nonperforming loans decreased $63 million. Nonperforming assets to total assets were 0.97% at June 30, 2014 compared with 1.08% at December 31, 2013 and 1.24% at June 30, 2013.

•

Overall loan delinquencies of $2.1 billion decreased $.4 billion, or 16%, from year-end 2013 levels. The reduction was largely due to a reduction in accruing government insured residential real estate loans past due 90 days or more of $153 million, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution.
•

Net charge-offs for the second quarter of 2014 decreased $41 million compared with first quarter 2014 primarily due to lower home equity loan net charge-offs and higher commercial real estate recoveries partially offset by an increase in commercial loan net charge-offs. In the comparison with second quarter 2013, net charge-offs decreased $63 million reflecting overall improving credit quality. For the six months ended June 30, 2014, net charge-offs were $331 million, down from $664 million for the six months ending June 30, 2013, which included $134 million of charge-offs due to the impact of alignment with interagency supervisory guidance in the first quarter of 2013.

•

Provision for credit losses for the second quarter 2014 decreased $22 million compared with the first quarter 2014 and $85 million compared with second quarter 2013 as overall credit quality continued to improve. A contributing economic factor was the increasing value of residential real estate, which improved expected cash flows from our purchased impaired loans. Provision for credit losses for the six months ending June 30, 2014 declined to $166 million compared with $393 million for the six months ending June 30, 2013.

•	The level of ALLL decreased to $3.5 billion at June 30, 2014 from $3.6 billion at December 31, 2013.

NONPERFORMING ASSETS AND LOAN DELINQUENCIES

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. The major categories of nonperforming assets are presented in Table 30.

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

36    The PNC Financial Services Group, Inc. – Form 10-Q

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

At June 30, 2014, TDRs included in nonperforming loans were $1.4 billion, or 49%, of total nonperforming loans compared to $1.5 billion, or 49%, of total nonperforming loans as of December 31, 2013. Within consumer nonperforming loans, residential real estate TDRs comprise 63% of total residential real estate nonperforming loans at June 30, 2014, up from 59% at December 31, 2013. Home equity TDRs comprise 49% of home equity nonperforming loans at June 30, 2014, down from 54% at December 31, 2013. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

At June 30, 2014, our largest nonperforming asset was $36 million in the Real Estate, Rental and Leasing Industry and our average nonperforming loans associated with commercial lending were under $1 million. All of the ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 19% and 5% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of June 30, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    37

Table 30: Nonperforming Assets By Type

Dollars in millions	June 30	December 31
	2014	2013
Nonperforming loans
Commercial lending
Commercial
Retail/wholesale trade	$70	$57
Manufacturing	69	58
Service providers	94	108
Real estate related (a)	79	124
Financial services	5	7
Health care	23	19
Other industries	54	84
Total commercial	394	457
Commercial real estate
Real estate projects (b)	370	436
Commercial mortgage	65	82
Total commercial real estate	435	518
Equipment lease financing	4	5
Total commercial lending	833	980
Consumer lending (c)
Home equity	1,093	1,139
Residential real estate
Residential mortgage	799	890
Residential construction	17	14
Credit card	3	4
Other consumer	56	61
Total consumer lending	1,968	2,108
Total nonperforming loans (d)	2,801	3,088
OREO and foreclosed assets
Other real estate owned (OREO) (e)	352	360
Foreclosed and other assets	15	9
Total OREO and foreclosed assets	367	369
Total nonperforming assets	$3,168	$3,457
Amount of commercial lending nonperforming loans contractually current as to remaining principal and interest	$282	$266
Percentage of total commercial lending nonperforming loans	34%	27%
Amount of TDRs included in nonperforming loans	$1,369	$1,511
Percentage of total nonperforming loans	49%	49%
Nonperforming loans to total loans	1.39%	1.58%
Nonperforming assets to total loans, OREO and foreclosed assets	1.57	1.76
Nonperforming assets to total assets	.97	1.08
Allowance for loan and lease losses to total nonperforming loans (f)	123	117
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(d)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(e)	OREO excludes $228 million and $245 million at June 30, 2014 and December 31, 2013, respectively, related to commercial and residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the FHA or guaranteed by the VA or guaranteed by the Department of Housing and Urban Development.
(f)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 1 Accounting Policies and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

38    The PNC Financial Services Group, Inc. – Form 10-Q

Table 31: OREO and Foreclosed Assets

In millions	June 30 2014	December 31 2013
Other real estate owned (OREO):
Residential properties	$182	$164
Residential development properties	57	74
Commercial properties	113	122
Total OREO	352	360
Foreclosed and other assets	15	9
Total OREO and foreclosed assets	$367	$369

Total OREO and foreclosed assets decreased $2 million during the first six months of 2014 from $369 million at December 31, 2013 to $367 million at June 30, 2014 and is 12% of total nonperforming assets at June 30, 2014. As of June 30, 2014 and December 31, 2013, 50% and 44%, respectively, of our OREO and foreclosed assets were comprised of 1-4 family residential properties.

Table 32: Change in Nonperforming Assets

In millions	2014	2013
January 1	$3,457	$3,794
New nonperforming assets (a)	1,277	1,805
Charge-offs and valuation adjustments (b)	(300)	(559)
Principal activity, including paydowns and payoffs	(623)	(586)
Asset sales and transfers to loans held for sale	(297)	(260)
Returned to performing status	(346)	(416)
June 30	$3,168	$3,778
(a)	New nonperforming assets in the 2013 period include $560 million of loans added in the first quarter of 2013 due to the alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending.
(b)	Charge-offs and valuation adjustments in the 2013 period include $134 million of charge-offs due to the alignment with interagency supervisory guidance discussed in footnote (a) above.

The table above presents nonperforming asset activity during the first six months of 2014 and 2013, respectively. Nonperforming assets decreased $289 million from $3.5 billion at December 31, 2013, as a result of improvements in both consumer and commercial lending. Consumer lending nonperforming loans decreased $140 million, commercial real estate nonperforming loans declined $83 million and commercial nonperforming loans decreased $63 million. Approximately 89% of total nonperforming loans are secured by collateral which would be expected to reduce credit losses and require less reserve in the event of default, and 34% of commercial lending nonperforming loans are contractually current as to both principal and interest obligations. As of June 30, 2014, commercial lending nonperforming loans are carried at approximately 69% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 4 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

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

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased from $1.0 billion at December 31, 2013 to $0.8 billion at June 30, 2014. The reduction in both Consumer and Commercial lending early stage delinquencies resulted from improving credit quality. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements of this Report for additional information regarding our nonperforming loan and nonaccrual policies.

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, and/or are in the process of collection, are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans. These loans decreased $.2 billion, or 16%, from $1.5 billion at December 31, 2013, to $1.3 billion at June 30, 2014, mainly due to a decline in government insured residential real estate loans of $.2 billion, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution. The following tables display the delinquency status of our loans at June 30, 2014 and December 31, 2013. Additional information regarding accruing loans past due is included in Note 4 Asset Quality in the Notes To Consolidated Financial Statements of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    39

Table 33: Accruing Loans Past Due 30 To 59 Days (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Commercial	$71	$81	.08%	.09%
Commercial real estate	17	54	.07	.25
Equipment lease financing	4	31	.05	.41
Home equity	65	86	.18	.24
Residential real estate
Non government insured	87	112	.60	.74
Government insured	74	105	.51	.70
Credit card	26	29	.59	.66
Other consumer
Non government insured	50	62	.22	.28
Government insured	154	154	.69	.68
Total	$548	$714	.27	.37
(a)	Amounts in table represent recorded investment.

Table 34: Accruing Loans Past Due 60 To 89 Days (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Commercial	$26	$20	.03%	.02%
Commercial real estate	48	11	.21	.05
Equipment lease financing	1	2		.03
Home equity	27	34	.08	.09
Residential real estate
Non government insured	21	30	.14	.20
Government insured	48	57	.33	.38
Credit card	18	19	.41	.43
Other consumer
Non government insured	15	18	.07	.08
Government insured	94	94	.42	.42
Total	$298	$285	.15	.15
(a)	Amounts in table represent recorded investment.

Table 35: Accruing Loans Past Due 90 Days Or More (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Commercial	$35	$42	.04%	.05%
Commercial real estate		2		.01
Residential real estate
Non government insured	23	35	.16	.23
Government insured	872	1,025	5.99	6.80
Credit card	29	34	.65	.77
Other consumer
Non government insured	12	14	.05	.06
Government insured	281	339	1.25	1.50
Total	$1,252	$1,491	.62	.76
(a)	Amounts in table represent recorded investment.

40    The PNC Financial Services Group, Inc. – Form 10-Q

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms over the next six months. These loans totaled $.2 billion at both June 30, 2014 and December 31, 2013.

HOME EQUITY LOAN PORTFOLIO

Our home equity loan portfolio totaled $35.5 billion as of June 30, 2014, or 18% of the total loan portfolio. Of that total, $21.0 billion, or 59%, was outstanding under primarily variable-rate home equity lines of credit and $14.5 billion, or 41%, consisted of closed-end home equity installment loans. Approximately 3% of the home equity portfolio was on nonperforming status as of June 30, 2014.

As of June 30, 2014, we are in an originated first lien position for approximately 50% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. The remaining 48% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

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

In establishing our ALLL for non-impaired loans, we primarily utilize a delinquency roll-rate methodology for pools of loans. In accordance with accounting principles, under this methodology, we establish our allowance based upon incurred losses, not lifetime expected losses. The roll-rate methodology estimates transition/roll of loan balances from one delinquency state (e.g., 30-59 days past due) to another delinquency state (e.g., 60-89 days past due) and ultimately to charge-off. The roll through to charge-off is based on PNC’s actual loss experience for each type of pool. Each of our home equity pools contains both first and second liens. Our experience has been that the ratio of first to second lien loans has been consistent over time and the charge-off amounts for the pools, used to establish our allowance, include losses on both first and second liens loans.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with the borrower’s ability to satisfy the loan terms upon the draw period ending is considered in establishing our ALLL. Based upon outstanding balances at June 30, 2014, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 36: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2014	$876	$213
2015	1,736	595
2016	1,442	462
2017	2,584	627
2018	1,136	852
2019 and thereafter	3,852	4,910
Total (a) (b)	$11,626	$7,659
(a)	Includes all home equity lines of credit that mature in the remainder of 2014 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes approximately $83 million, $183 million, $50 million, $61 million, $44 million and $562 million of home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, with draw periods scheduled to end in the remainder of 2014, 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively.

Based upon outstanding balances, and excluding purchased impaired loans, at June 30, 2014, for home equity lines of

The PNC Financial Services Group, Inc. – Form 10-Q    41

credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 5% were 90 days or more past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

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

A temporary modification, with a term between 3 and 24 months, involves a change in original loan terms for a period of time and reverts to a calculated exit rate for the remaining term of the loan as of a specific date. A permanent modification, with a term greater than 24 months, is a modification in which the terms of the original loan are changed. Permanent modification programs primarily include the government-created Home Affordable Modification Program (HAMP) and PNC-developed HAMP-like modification programs.

For home equity lines of credit, we will enter into a temporary modification when the borrower has indicated a temporary hardship and a willingness to bring current the delinquent loan balance. Examples of this situation often include delinquency due to illness or death in the family or loss of employment. Permanent modifications are entered into when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but our expectation is the borrower can make payments at a lower amount.

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our customers’ needs while mitigating credit losses. Table 37 provides the number of accounts and unpaid principal balance of modified consumer real estate related loans and Table 38 provides the number of accounts and unpaid principal balance of modified loans that were 60 days or more past due as of six months, nine months, twelve months and fifteen months after the modification date.

Table 37: Consumer Real Estate Related Loan Modifications

	June 30, 2014		December 31, 2013
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	5,967	$473	6,683	$539
Permanent Modifications	12,593	945	11,717	889
Total home equity	18,560	1,418	18,400	1,428
Residential Mortgages
Permanent Modifications	6,255	1,239	7,397	1,445
Non-Prime Mortgages
Permanent Modifications	4,392	620	4,400	621
Residential Construction
Permanent Modifications	2,466	778	2,260	763
Total Consumer Real Estate Related Loan Modifications	31,673	$4,055	32,457	$4,257

42    The PNC Financial Services Group, Inc. – Form 10-Q

Table 38: Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months		Fifteen Months
June 30, 2014 Dollars in thousands	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity
Fourth Quarter 2013	29	2.5%							$2,805
Third Quarter 2013	31	2.6	45	3.8%					4,284
Second Quarter 2013	25	2.0	44	3.6	64	5.2%			6,438
First Quarter 2013	36	2.9	46	3.8	56	4.6	61	5.0%	4,791
Fourth Quarter 2012	38	3.0	50	4.0	63	5.0	79	6.3	8,365
Residential Mortgages
Fourth Quarter 2013	84	9.5							13,062
Third Quarter 2013	100	9.2	153	14.1					25,214
Second Quarter 2013	139	16.8	164	19.8	188	22.7			33,956
First Quarter 2013	132	16.7	186	23.5	199	25.1	210	26.5	35,287
Fourth Quarter 2012	117	16.6	194	27.4	220	31.1	229	32.4	34,534
Non-Prime Mortgages
Fourth Quarter 2013	20	10.9							3,264
Third Quarter 2013	26	15.2	29	17.0					3,999
Second Quarter 2013	25	18.8	40	30.1	46	34.6			10,059
First Quarter 2013	12	14.8	12	14.8	16	19.8	19	23.5	3,620
Fourth Quarter 2012	22	19.0	27	23.3	29	25.0	36	31.0	4,428
Residential Construction
Fourth Quarter 2013	1	0.7							2,056
Third Quarter 2013	1	0.7	1	0.7					7
Second Quarter 2013	1	0.5	4	2.1	6	3.1			697
First Quarter 2013	2	1.2	5	2.9	5	2.9	8	4.6	1,705
Fourth Quarter 2012	2	1.1	4	2.3	6	3.4	5	2.8	659
Temporary Modifications
Home Equity
Fourth Quarter 2013	11	20.4%							$1,321
Third Quarter 2013	4	9.8	9	22.0%					616
Second Quarter 2013	11	14.7	17	22.7	17	22.7%			1,793
First Quarter 2013	2	2.5	8	9.9	9	11.1	11	13.6%	757
Fourth Quarter 2012	4	4.2	13	13.5	16	16.7	17	17.7	1,147
(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarters ending December 31, 2012 through December 31, 2013 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status. Accounts that are no longer 60 days or more delinquent, or were re-modified since the prior period, are removed from re-default status in the period in which they were cured or re-modified.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects June 30, 2014 unpaid principal balances of the re-defaulted accounts for the Fourth Quarter 2013 Vintage at Six Months, for the Third Quarter 2013 Vintage at Nine Months, for the Second Quarter 2013 Vintage at Twelve Months, and for the First Quarter 2013 and prior Vintages at Fifteen Months.

The PNC Financial Services Group, Inc. – Form 10-Q    43

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

Under a HAMP trial payment period, we establish an alternate payment, generally at an amount less than the contractual payment amount, for the borrower during this short time period. This allows a borrower to demonstrate successful payment performance before permanently restructuring the loan into a HAMP modification. Subsequent to successful borrower performance under the trial payment period, we will capitalize the original contractual amount past due and restructure the loan’s contractual terms, along with bringing the restructured account current. As the borrower is often already delinquent at the time of participation in the HAMP trial payment period, there is not a significant increase in the ALLL. If the trial payment period is unsuccessful, the loan will be evaluated for further action based upon our existing policies.

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of June 30, 2014 and December 31, 2013, 6,034 accounts with a balance of $.9 billion and 5,834 accounts with a balance of $.9 billion, respectively, of residential real estate loans had been modified under HAMP and were still outstanding on our balance sheet.

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

We have established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of June 30, 2014 and December 31, 2013, $40 million and $47 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $14 million and $16 million have been determined to be TDRs as of June 30, 2014 and December 31, 2013, respectively.

TROUBLED DEBT RESTRUCTURINGS

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. For the six months ended June 30, 2014, $.6 billion of loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans, were excluded from the TDR population. The comparable amount for the six months ended June  30, 2013 was $1.7 billion.

Table 39: Summary of Troubled Debt Restructurings

In millions	June 30 2014	December 31 2013
Consumer lending:
Real estate-related	$1,927	$1,939
Credit card	145	166
Other consumer	49	56
Total consumer lending	2,121	2,161
Total commercial lending	546	578
Total TDRs	$2,667	$2,739
Nonperforming	$1,369	$1,511
Accruing (a)	1,153	1,062
Credit card	145	166
Total TDRs	$2,667	$2,739
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

Total TDRs decreased $72 million, or 3%, during the first six months of 2014. Nonperforming TDRs totaled $1.4 billion, which represents approximately 49% of total nonperforming loans, and 51% of total TDRs.

44    The PNC Financial Services Group, Inc. – Form 10-Q

TDRs that are performing, including credit card loans, are excluded from nonperforming loans. Generally, the accruing category is comprised of loans where borrowers have been performing under the restructured terms for at least six consecutive months. These TDRs increased $70 million, or 6%, during 2014 to $1.3 billion as of June 30, 2014. This increase reflects the further seasoning and performance of the TDRs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status. See Note 4 Asset Quality in the Notes To Consolidated Financial Statements in this Report for additional information.

ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We recorded $331 million in net charge-offs for the first six months of 2014, compared to $664 million in the first six months of 2013. Commercial lending net charge-offs decreased from $151 million in the first six months of 2013 to $60 million in the first six months of 2014. Consumer lending net charge-offs decreased from $513 million, which included $134 million due to the impact of alignment with interagency supervisory guidance, in the first six months of 2013 to $271 million in the first six months of 2014.

Table 40: Loan Charge-Offs And Recoveries

Six months ended June 30 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (annualized)
2014
Commercial	$171	$94	$77	.17%
Commercial real estate	32	49	(17)	(.15)
Equipment lease financing	6	6		—
Home equity	163	39	124	.70
Residential real estate	15	2	13	.18
Credit card	85	11	74	3.47
Other consumer	92	32	60	.54
Total	$564	$233	$331	.34
2013
Commercial	$195	$129	$66	.16%
Commercial real estate	137	46	91	.97
Equipment lease financing	4	10	(6)	(.17)
Home equity	286	37	249	1.39
Residential real estate	122		122	1.64
Credit card	95	11	84	4.13
Other consumer	86	28	58	.55
Total	$925	$261	$664	.71

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

We establish specific allowances for loans considered impaired using methods prescribed by GAAP. All impaired loans are subject to individual analysis, except leases and large groups of smaller-balance homogeneous loans which may include, but are not limited to, credit card, residential real estate secured and consumer installment loans. Specific allowances for individual loans (including commercial and consumer TDRs) are determined based on an analysis of the present value of expected future cash flows from the loans discounted at their effective interest rate, observable market price or the fair value of the underlying collateral.

The PNC Financial Services Group, Inc. – Form 10-Q    45

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

The majority of the commercial portfolio is secured by collateral, including loans to asset-based lending customers, which continues to demonstrate lower LGD. Further, the large investment grade or equivalent portion of the loan portfolio has performed well and has not been subject to significant deterioration. Additionally, guarantees on loans greater than $1 million and owner guarantees for small business loans do not significantly impact our ALLL.

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At June 30, 2014, we had established reserves of $.9 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition. See Note 5 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.6 billion, or 46%, of the ALLL at June 30, 2014 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $1.9 billion, or 54%, of the ALLL at June 30, 2014 has been allocated to these consumer lending categories.

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

We refer you to Note 1 Accounting Policies and Note 4 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information on certain key asset quality indicators that we use to evaluate our portfolio and establish the allowances.

46    The PNC Financial Services Group, Inc. – Form 10-Q

Table 41: Allowance for Loan and Lease Losses

Dollars in millions	2014	2013
January 1	$3,609	$4,036
Total net charge-offs (a)	(331)	(664)
Provision for credit losses	166	393
Net change in allowance for unfunded loan commitments and letters of credit	10	8
Other	(1)	(1)
June 30	$3,453	$3,772
Net charge-offs to average loans (for the six months ended) (annualized) (a)	.34%	.71%
Allowance for loan and lease losses to total loans	1.72	1.99
Commercial lending net charge-offs	$(60)	$(151)
Consumer lending net charge-offs (a)	(271)	(513)
Total net charge-offs	$(331)	$(664)
Net charge-offs to average loans (for the six months ended) (annualized)
Commercial lending	.10%	.27%
Consumer lending (a)	.71	1.35
(a)	Includes charge-offs of $134 million taken pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013.

The provision for credit losses totaled $166 million for the first six months of 2014 compared to $393 million for the first six months of 2013. The primary driver of the decrease to the provision was improved overall credit quality, including lower consumer loan delinquencies, and the increasing value of residential real estate which resulted in greater expected cash flows for our purchased impaired loans. For the first six months of 2014, the provision for commercial lending credit losses increased by $80 million, or 286%, from the first six months of 2013 reflecting our continual qualitative assessments of the portfolio given the growth trends over the recent quarters. The provision for consumer lending credit losses decreased $307 million, or 84%, from the first six months of 2013.

At June 30, 2014, total ALLL to total nonperforming loans was 123%. The comparable amount for December 31, 2013 was 117%. These ratios are 81% and 72%, respectively, when excluding the $1.2 billion and $1.4 billion, respectively, of ALLL at June 30, 2014 and December 31, 2013 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted based on our estimate of expected cash flows and additional allowance is recorded when these cash flows are below recorded investment. See Table 30 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, charge-offs and changes in aggregate portfolio balances. During the first six months of 2014, improving asset quality trends, including, but not limited to, delinquency status and improving economic conditions, realization of previously estimated losses through charge-offs and overall portfolio growth, combined to result in the ALLL balance declining $.1 billion, or 4% to $3.5 billion as of June 30, 2014 compared to December 31, 2013.

See Note 1 Accounting Policies and Note 5 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit.

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

The PNC Financial Services Group, Inc. – Form 10-Q    47

Risk limits for parent company liquidity are established within our Enterprise Capital and Liquidity Management Policy. Management’s Asset and Liability Committee and the Board of Directors’ Risk Committee regularly review compliance with the established limits.

BANK LEVEL LIQUIDITY – USES

At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of June 30, 2014, there were approximately $8.2 billion of bank borrowings with contractual maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. See the Bank Level Liquidity – Sources section below.

BANK LEVEL LIQUIDITY – SOURCES

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Total deposits increased to $222.6 billion at June 30, 2014 from $220.9 billion at December 31, 2013, primarily driven by growth in transaction deposits. Assets determined by PNC to be liquid (liquid assets) and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At June 30, 2014, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $20.6 billion and securities available for sale totaling $44.5 billion. Of our total liquid assets of $65.1 billion, we had $16.5 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities.

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

On January 16, 2014, PNC Bank, N.A. established a new bank note program under which it may from time to time offer up to $25 billion aggregate principal amount at any one time outstanding of its unsecured senior and subordinated notes due more than nine months from their date of issue (in the case of senior notes) and due five years or more from their date of issue (in the case of subordinated notes). The $25 billion of notes authorized to be issued and outstanding at any one time includes notes issued by PNC Bank, N.A. prior to January 16,

2014 under the 2004 bank note program and those notes PNC Bank, N.A. has acquired through the acquisition of other banks, in each case for so long as such notes remain outstanding. The terms of the new program do not affect any of the bank notes issued prior to January 16, 2014. At June 30, 2014, PNC Bank, N.A. had $16.2 billion of bank notes outstanding including the following issued during 2014:

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
•

$1.0 billion of senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of April 15, 2015, subject to the holder’s monthly option to extend, and a final maturity date of April 15, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .235%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on January 15, April 15, July 15 and October 15 of each year, beginning on July 15, 2014,

•

$900 million of senior extendible floating rate bank notes with an initial maturity date of July 20, 2015, subject to the holder’s monthly option to extend, and a final maturity date of July 20, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .235%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on March 20, June 20, September 20 and December 20 of each year, beginning on September 20, 2014,

•	$1.0 billion of senior notes with a maturity date of July 2, 2019. Interest is payable semi-annually, at a fixed rate of 2.25% on January 2 and July 2 of each year, beginning on January 2, 2015, and
•

$1.0 billion of senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of July 15, 2015, subject to the holder’s monthly option to extend, and a final maturity date of July 15, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .235%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on January 15, April 15, July 15 and October 15 of each year, beginning on October 15, 2014.

Total senior and subordinated debt of PNC Bank, N.A. increased to $17.6 billion at June 30, 2014 from $14.6 billion at December 31, 2013 primarily due to $5.7 billion in new borrowing less $2.7 billion in calls and maturities.

48    The PNC Financial Services Group, Inc. – Form 10-Q

See Note 19 Subsequent Events in the Notes To Consolidated Financial Statements in Part 1, Item 1 of this Report for information on the issuance of senior notes of $300 million on August 1, 2014.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At June 30, 2014, our unused secured borrowing capacity was $12.4 billion with FHLB-Pittsburgh. Total FHLB borrowings increased to $15.0 billion at June 30, 2014 from $12.9 billion at December 31, 2013 due to $7.6 billion of new issuances offset by $5.5 billion in calls and maturities. The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank, N.A. to secure certain public deposits. PNC Bank, N.A. began using standby letters of credit issued by the FHLB-Pittsburgh in response to anticipated short-term regulatory standards. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank, N.A. At both June 30, 2014 and December 31, 2013, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $6.2 billion.

PNC Bank, N.A. has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of June 30, 2014, there was $5.0 billion outstanding under this program. During the fourth quarter of 2013, PNC finalized the wind down of Market Street Funding LLC (“Market Street”), a multi-seller asset-backed commercial paper conduit administered by PNC Bank, N.A. As part of the wind down process, the commitments and outstanding loans of Market Street were assigned to PNC Bank, N.A., which will fund these commitments and loans by utilizing its diversified funding sources. In conjunction with the assignment of commitments and loans, the associated liquidity facilities were terminated along with the program-level credit enhancement provided to Market Street. The wind down did not have a material impact to PNC’s financial condition or results of operations.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At June 30, 2014, our unused secured borrowing capacity was $20.5 billion with the Federal Reserve Bank.

PARENT COMPANY LIQUIDITY – USES

The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of June 30,

2014, there were approximately $1.4 billion of parent company borrowings with maturities of less than one year.

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

On April 3, 2014, consistent with our 2014 capital plan, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from 44 cents per common share to 48 cents per common share effective with the May 5, 2014 dividend payment to shareholders of record at the close of business on April 15, 2014. On July 3, 2014, the Board of Directors declared a quarterly common stock cash dividend of 48 cents per share payable on August 5, 2014 to shareholders of record at the close of business on July 15, 2014.

See the Supervision and Regulation section of Item 1 Business in our 2013 Form 10-K for additional information regarding the Federal Reserve’s CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, as well as for information on new qualitative and quantitative liquidity risk management standards proposed by the U.S. banking agencies. See also Recent Market and Industry Developments in the Executive Summary section of this Financial Review for information on the proposal issued by the Federal Reserve that would make certain modifications to the Federal Reserve’s capital planning and stress testing rules.

During the first six months of 2014, the parent company used cash for the following:

•	On March 28, 2014, we used $1.0 billion of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A.,
•

In March 2014, PNC repurchased $50 million of common shares to mitigate the financial impact of employee benefit plan transactions, as described in more detail in Item 2 Unregistered Sales Of Equity Securities And Use of Proceeds in Part II of our March 31, 2014 Form 10-Q,

•

During the second quarter of 2014, in accordance with the 2014 capital plan, PNC repurchased $223 million of common shares on the open market, as described in more detail in Item 2 Unregistered Sales Of Equity Securities And Use of Proceeds in Part II of this Report, and

•	On June 27, 2014, we used $1.0 billion of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A.

The PNC Financial Services Group, Inc. – Form 10-Q    49

PARENT COMPANY LIQUIDITY – SOURCES

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.3 billion at June 30, 2014. See Note 22 Regulatory Matters in Item 8 of our 2013 Form 10-K for a further discussion of these limitations. We provide additional information on certain contractual restrictions in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2013 Form 10-K.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of June 30, 2014, the parent company had approximately $4.6 billion in funds available from its cash and investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital instruments, in public or private markets and commercial paper. We have an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments.

During the first six months of 2014, we issued the following parent company debt under our shelf registration statement:

•

$750 million of subordinated notes with a maturity date of April 29, 2024. Interest is payable semi-annually, at a fixed rate of 3.90%, on April 29 and October 29 of each year, beginning on October 29, 2014.

Total parent company senior and subordinated debt and hybrid capital instruments decreased to $10.1 billion at June 30, 2014 from $10.7 billion at December 31, 2013 due to $1.4 billion in maturities less $750 million in new borrowings.

The parent company, through its subsidiary PNC Funding Corp, has the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of June 30, 2014, there were no issuances outstanding under this program.

Note 19 Equity in Item 8 of our 2013 Form 10-K describes the 16,885,192 warrants we have outstanding, each to purchase one share of PNC common stock at an exercise price of $67.33 per share. These warrants were sold by the U.S. Treasury in a secondary public offering in May 2010 after the U.S. Treasury exchanged its TARP Warrant. These warrants will expire December 31, 2018, and are considered in the calculation of diluted earnings per common share in Note 13 Earnings Per Share in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

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

Table 42: Credit Ratings as of June 30, 2014 for PNC and PNC Bank, N.A.

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB	BBB-
PNC Bank, N.A.
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

50    The PNC Financial Services Group, Inc. – Form 10-Q

COMMITMENTS

The following tables set forth contractual obligations and various other commitments as of June 30, 2014 representing required and potential cash outflows.

Table 43: Contractual Obligations

		Payment Due By Period
June 30, 2014 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$22,030	$15,480	$3,198	$555	$2,797
Borrowed funds (a) (b)	49,066	14,037	16,811	8,846	9,372
Minimum annual rentals on noncancellable leases	2,642	376	616	478	1,172
Nonqualified pension and postretirement benefits	534	58	113	111	252
Purchase obligations (c)	716	427	232	36	21
Total contractual cash obligations	$74,988	$30,378	$20,970	$10,026	$13,614
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At June 30, 2014, we had a liability for unrecognized tax benefits of $89 million, which represents a reserve for tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 15 Income Taxes in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

Our contractual obligations totaled $73.5 billion at December 31, 2013. The increase in the comparison is primarily attributable to an increase in borrowed funds partially offset by the decline in time deposits. See Funding and Capital Sources in the Consolidated Balance Sheet Review section of this Financial Review for additional information regarding our funding sources.

Table 44: Other Commitments (a)

		Amount Of Commitment Expiration By Period
June 30, 2014 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded loan commitments	$131,446	$51,016	$44,926	$34,703	$801
Net outstanding standby letters of credit (b)	10,475	4,801	4,574	1,047	53
Reinsurance agreements (c)	4,952	2,549	24	33	2,346
Other commitments (d)	905	648	222	26	9
Total commitments	$147,778	$59,014	$49,746	$35,809	$3,209
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $5.9 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to or placed on behalf of our customers. Balances represent estimates based on availability of financial information.
(d)	Includes unfunded commitments related to private equity investments of $153 million and additional obligations related to direct investments of $9 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $658 million and other direct equity investments of $85 million that are included in Other liabilities on our Consolidated Balance Sheet.

Our total commitments totaled $146.8 billion at December 31, 2013. The increase in the comparison is primarily due to an increase in exposure on net unfunded loan commitments partially offset by a decline in reinsurance agreements. See Note 3 Loans and Commitments to Extend Credit and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this report for additional information on net unfunded loan commitments and our reinsurance agreements, respectively.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:

•	Traditional banking activities of taking deposits and extending loans,
•	Equity and other investments and activities whose economic values are directly impacted by market factors, and

The PNC Financial Services Group, Inc. – Form 10-Q    51

•	Fixed income securities, derivatives and foreign exchange activities, as a result of customer activities and underwriting.

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

Sensitivity results and market interest rate benchmarks for the second quarters of 2014 and 2013 follow:

Table 45: Interest Sensitivity Analysis

	Second Quarter 2014	Second Quarter 2013
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.0%	1.7%
100 basis point decrease (a)	(.9)%	(1.0)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	6.8%	6.0%
100 basis point decrease (a)	(4.6)%	(4.5)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(2.7)	(2.4)
Key Period-End Interest Rates
One-month LIBOR	.16%	.19%
Three-year swap	1.00%	.82%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Net Interest Income Sensitivity to Alternative Rate Scenarios (Second Quarter 2014) table reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 46: Net Interest Income Sensitivity to Alternative Rate Scenarios (Second Quarter 2014)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.7%	.9%	(.8)%
Second year sensitivity	4.5%	4.7%	(3.6)%

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

Table 47: Alternate Interest Rate Scenarios: One Year Forward

52    The PNC Financial Services Group, Inc. – Form 10-Q

The second quarter 2014 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During the first six months of 2014, our 95% VaR ranged between $1.4 million and $3.9 million, averaging $3.1 million. During the first six months of 2013, our 95% VaR ranged between $1.9 million and $5.5 million, averaging $4.1 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Our customer-related trading activity includes customer revenue and intraday hedging which helps to reduce losses, and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There were no such instances during the first six months of 2014 or the first six months of 2013 where actual losses exceeded the prior day VaR measure under our diversified VaR measure. We use a 500 day look back period for backtesting and include customer-related revenue.

The following graph shows a comparison of enterprise-wide gains and losses against prior day diversified VaR for the period indicated.

Table 48: Enterprise-Wide Gains/Losses Versus Value-at-Risk

Total trading revenue was as follows:

Table 49: Customer-Related Trading Revenue

Six months ended June 30 In millions	2014	2013
Net interest income	$15	$17
Noninterest income	96	144
Total customer-related trading revenue	$111	$161
Securities underwriting and trading (a)	$47	$41
Foreign exchange	50	42
Financial derivatives and other	14	78
Total customer-related trading revenue	$111	$161

Three months ended June 30 In millions	2014	2013
Net interest income	$7	$8
Noninterest income	54	93
Total customer-related trading revenue	$61	$101
Securities underwriting and trading (a)	$26	$16
Foreign exchange	22	23
Financial derivatives and other	13	62
Total customer-related trading revenue	$61	$101
(a)	Includes changes in fair value for certain loans accounted for at fair value.

Customer-related trading revenues for the first six months of 2014 decreased $50 million compared to the first six months of 2013. Customer-related trading revenue for the second quarter of 2014 decreased $40 million compared with the second quarter of 2013. These decreases were primarily due to market interest rate changes impacting credit valuations for customer-related derivatives activities, which were partially offset by improved securities results.

MARKET RISK MANAGEMENT – EQUITY AND OTHER INVESTMENT RISK

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. In addition to extending credit, taking deposits, and underwriting and trading financial instruments, we make and manage direct

The PNC Financial Services Group, Inc. – Form 10-Q    53

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

A summary of our equity investments follows:

Table 50: Equity Investments Summary

In millions	June 30 2014	December 31 2013
BlackRock	$6,065	$5,940
Tax credit investments (a)	2,386	2,572
Private equity	1,784	1,656
Visa	112	158
Other	236	234
Total	$10,583	$10,560
(a)	The December 31, 2013 amount has been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

BLACKROCK

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at June 30, 2014, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

TAX CREDIT INVESTMENTS

Included in our equity investments are direct tax credit investments and equity investments held by consolidated partnerships which totaled $2.4 billion at June 30, 2014 and $2.6 billion at December 31, 2013. These equity investment balances include unfunded commitments totaling $658 million and $802 million at June 30, 2014 and December 31, 2013, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report has further information on Tax Credit Investments.

PRIVATE EQUITY

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.8 billion at June 30, 2014 and $1.7 billion at December 31, 2013. As of June 30, 2014, $1.2 billion was invested directly in a variety of companies and $.6 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $243 million as of June 30, 2014. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors included in our 2013 Form 10-K for discussion of potential impacts of the Volcker Rule provisions of Dodd-Frank on our holding interests in and sponsorship of private equity or hedge funds.

Our unfunded commitments related to private equity totaled $153 million at June 30, 2014 compared with $164 million at December 31, 2013.

VISA

During the first six months of 2014, we sold 2 million of Visa Class B common shares, in addition to the 13 million shares sold in the previous two years. We have entered into swap agreements with the purchaser of the shares as part of these sales. See Note 8 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information. At June 30, 2014, our investment in Visa Class B common shares totaled approximately 8 million shares and had a carrying value of $112 million. Based on the June 30, 2014 closing price of $210.71 for the Visa Class A common shares, the fair value of our total investment was approximately $741 million at the current conversion rate, which reflects adjustments in respect of all litigation funding by Visa to date. The Visa Class B common shares that we own are transferable only under limited circumstances (including those applicable to the sales in the first six months of 2014 and in the previous two years) until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation.

54    The PNC Financial Services Group, Inc. – Form 10-Q

Our 2013 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation. See also Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

OTHER INVESTMENTS

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At June 30, 2014, other investments totaled $236 million compared with $234 million at December 31, 2013. We recognized net gains related to these investments of $10 million and $25 million during the first six months of 2014 and 2013, including net gains of $2 million and $5 million during the second quarters of 2014 and 2013, respectively.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments were immaterial at both June 30, 2014 and December 31, 2013.

FINANCIAL DERIVATIVES

We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage exposure to market and credit risk inherent in our business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate and total return swaps, interest rate caps and floors, swaptions, options, forwards and futures contracts are the primary instruments we use for interest rate risk management. We also enter into derivatives with customers to facilitate their risk management activities.

Financial derivatives involve, to varying degrees, market and credit risk. For interest rate swaps and total return swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments.

Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K and in Note 8 Fair Value and Note 12 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report, which is incorporated here by reference.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at June 30, 2014 and December 31, 2013.

Table 51: Financial Derivatives Summary

	June 30, 2014		December 31, 2013
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$39,529	$964	$36,197	$825
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$177,090	$353	$119,679	$330
Total derivatives used for commercial mortgage banking activities	39,194	(4)	53,149	(12)
Total derivatives used for customer-related activities	176,892	108	169,534	138
Total derivatives used for other risk management activities	3,708	(451)	2,697	(422)
Total derivatives not designated as hedging instruments	$396,884	$6	$345,059	$34
Total Derivatives	$436,413	$970	$381,256	$859
(a)	Represents the net fair value of assets and liabilities.

The PNC Financial Services Group, Inc. – Form 10-Q    55

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2014, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2014, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

56    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    57

total of loan obligations secured by collateral divided by the market value of that same collateral. Market values of the collateral are based on an independent valuation of the collateral. For example, a LTV of less than 90% is better secured and has less credit risk than a LTV of greater than or equal to 90%.

Loss given default (LGD) – An estimate of loss, net of recovery based on collateral type, collateral value, loan exposure, or the guarantor(s) quality and guaranty type (full or partial). Each loan has its own LGD. The LGD risk rating measures the percentage of exposure of a specific credit obligation that we expect to lose if default occurs. LGD is net of recovery, through any means, including but not limited to the liquidation of collateral or deficiency judgments rendered from foreclosure or bankruptcy proceedings.

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

58    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    59

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

Transitional Basel III common equity – Common equity calculated under Basel III using phased in definitions and deductions applicable to PNC for 2014.

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

60    The PNC Financial Services Group, Inc. – Form 10-Q

conditions will be substantially different than we are currently expecting. These statements are based on our current view that the U.S. economic expansion will speed up to an above trend growth rate near 3.0 percent in the second half of 2014 and that short-term interest rates will remain very low and bond yields will rise only slowly in the latter half of 2014. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

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

•	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring

The PNC Financial Services Group, Inc. – Form 10-Q    61

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

We provide greater detail regarding these as well as other factors in our 2013 Form 10-K, in our first quarter 2014 Form 10-Q, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

62    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Interest Income
Loans	$1,845	$1,955	$3,744	$3,984
Investment securities	412	422	839	892
Other	99	92	183	204
Total interest income	2,356	2,469	4,766	5,080
Interest Expense
Deposits	80	86	158	179
Borrowed funds	147	125	284	254
Total interest expense	227	211	442	433
Net interest income	2,129	2,258	4,324	4,647
Noninterest Income
Asset management	362	340	726	648
Consumer services	323	314	613	610
Corporate services	343	326	644	603
Residential mortgage	182	167	343	401
Service charges on deposits	156	147	303	283
Net gains (losses) on sales of securities	(6)	61	4	75
Other-than-temporary impairments (a)	—	(10)	(2)	(11)
Less: Noncredit portion of other-than-temporary impairments (b)	1	(6)	1	3
Net other-than-temporary impairments	(1)	(4)	(3)	(14)
Other	322	455	633	766
Total noninterest income	1,681	1,806	3,263	3,372
Total revenue	3,810	4,064	7,587	8,019
Provision For Credit Losses	72	157	166	393
Noninterest Expense
Personnel	1,172	1,186	2,252	2,355
Occupancy	199	206	417	417
Equipment	204	189	405	372
Marketing	68	67	120	112
Other (c)	685	757	1,398	1,517
Total noninterest expense	2,328	2,405	4,592	4,773
Income before income taxes and noncontrolling interests	1,410	1,502	2,829	2,853
Income taxes (c)	358	387	717	743
Net income (c)	1,052	1,115	2,112	2,110
Less: Net income (loss) attributable to noncontrolling interests (c)	3	4	1	(4)
Preferred stock dividends and discount accretion and redemptions	48	53	118	128
Net income attributable to common shareholders	$1,001	$1,058	$1,993	$1,986
Earnings Per Common Share
Basic	$1.88	$2.00	$3.73	$3.75
Diluted	1.85	1.98	3.67	3.72
Average Common Shares Outstanding
Basic	532	528	532	527
Diluted	539	531	539	530
(a)	Other-than-temporary impairments was less than $.5 million for the second quarter of 2014.
(b)	Included in accumulated other comprehensive income (loss).
(c)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    63

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended June 30		Six months ended June 30
In millions	2014	2013	2014	2013
Net income (a)	$1,052	$1,115	$2,112	$2,110
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	212	(793)	401	(963)
Net unrealized gains (losses) on OTTI securities	41	(45)	107	96
Net unrealized gains (losses) on cash flow hedge derivatives	81	(281)	76	(388)
Pension and other postretirement benefit plan adjustments	9	7	91	53
Other	(4)	(7)	7	(13)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	339	(1,119)	682	(1,215)
Income tax benefit (expense) related to items of other comprehensive income	(114)	397	(237)	426
Other comprehensive income (loss), after tax and net of reclassifications into Net income	225	(722)	445	(789)
Comprehensive income	1,277	393	2,557	1,321
Less: Comprehensive income (loss) attributable to noncontrolling interests (a)	3	4	1	(4)
Comprehensive income attributable to PNC	$1,274	$389	$2,556	$1,325
(a)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

See accompanying Notes To Consolidated Financial Statements.

64    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except par value	June 30 2014	December 31 2013
Assets
Cash and due from banks (includes $5 and $5 for VIEs) (a)	$4,892	$4,043
Federal funds sold and resale agreements (includes $194 and $207 measured at fair value) (b)	1,526	1,986
Trading securities	2,228	3,073
Interest-earning deposits with banks (includes $7 and $7 for VIEs) (a)	16,876	12,135
Loans held for sale (includes $1,780 and $1,901 measured at fair value) (b)	2,228	2,255
Investment securities	56,602	60,294
Loans (includes $1,623 and $1,736 for VIEs) (a) (includes $884 and $1,025 measured at fair value) (b)	200,984	195,613
Allowance for loan and lease losses (includes $(50) and $(58) for VIEs) (a)	(3,453)	(3,609)
Net loans	197,531	192,004
Goodwill	9,074	9,074
Other intangible assets	1,997	2,216
Equity investments (includes $420 and $582 for VIEs) (a) (c)	10,583	10,560
Other (includes $506 and $591 for VIEs) (a) (includes $349 and $338 measured at fair value) (b)	23,527	22,552
Total assets	$327,064	$320,192
Liabilities
Deposits
Noninterest-bearing	$71,001	$70,306
Interest-bearing	151,553	150,625
Total deposits	222,554	220,931
Borrowed funds
Federal funds purchased and repurchase agreements	3,132	4,289
Federal Home Loan Bank borrowings	15,023	12,912
Bank notes and senior debt	14,102	12,603
Subordinated debt	9,099	8,244
Commercial paper	4,999	4,997
Other (includes $383 and $414 for VIEs) (a) (includes $170 and $184 measured at fair value) (b)	2,711	3,060
Total borrowed funds	49,066	46,105
Allowance for unfunded loan commitments and letters of credit	232	242
Accrued expenses (includes $73 and $83 for VIEs) (a) (c)	4,753	4,690
Other (includes $157 and $252 for VIEs) (a)	4,666	4,187
Total liabilities	281,271	276,155
Equity
Preferred stock (d)
Common stock ($5 par value, authorized 800 shares, issued 540 shares)	2,703	2,698
Capital surplus – preferred stock	3,944	3,941
Capital surplus – common stock and other	12,506	12,416
Retained earnings (c)	24,755	23,251
Accumulated other comprehensive income	881	436
Common stock held in treasury at cost: 8 and 7 shares	(584)	(408)
Total shareholders’ equity	44,205	42,334
Noncontrolling interests (c)	1,588	1,703
Total equity	45,793	44,037
Total liabilities and equity	$327,064	$320,192
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which we have elected the fair value option.
(c)	Amounts for 2013 period have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(d)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    65

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2014	2013
Operating Activities
Net income (a)	$2,112	$2,110
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	166	393
Depreciation and amortization	476	583
Deferred income taxes (a)	104	792
Net gains on sales of securities	(4)	(75)
Net other-than-temporary impairments	3	14
Changes in fair value of mortgage servicing rights	250	(254)
Gain on sale of Visa Class B common shares	(116)	(83)
Noncash charges on trust preferred securities redemptions		30
Undistributed earnings of BlackRock	(193)	(173)
Excess tax benefits from share-based payment arrangements	(36)	(18)
Net change in
Trading securities and other short-term investments	839	463
Loans held for sale	(99)	(755)
Other assets	(262)	133
Accrued expenses and other liabilities (a)	381	(1,281)
Other (a)	(151)	(83)
Net cash provided (used) by operating activities	3,470	1,796
Investing Activities
Sales
Securities available for sale	3,359	3,814
Loans	1,295	888
Repayments/maturities
Securities available for sale	3,434	5,232
Securities held to maturity	992	1,191
Purchases
Securities available for sale	(3,608)	(6,785)
Securities held to maturity		(224)
Loans	(369)	(603)
Net change in
Federal funds sold and resale agreements	459	(155)
Interest-earning deposits with banks	(4,741)	187
Loans	(6,837)	(4,494)
Other (b)	(266)	306
Net cash provided (used) by investing activities	(6,282)	(643)

(continued on following page)

66    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

Unaudited In millions	Six months ended June 30
	2014	2013
Financing Activities
Net change in
Noninterest-bearing deposits	$723	$(3,226)
Interest-bearing deposits	928	2,409
Federal funds purchased and repurchase agreements	(1,156)	978
Commercial paper	(268)	(2,170)
Other borrowed funds	(494)	(153)
Sales/issuances
Federal Home Loan Bank borrowings	7,650	5,000
Bank notes and senior debt	3,636	2,442
Subordinated debt	745	744
Commercial paper	4,532	5,244
Other borrowed funds	380	402
Preferred stock		496
Common and treasury stock	179	131
Repayments/maturities
Federal Home Loan Bank borrowings	(5,539)	(5,956)
Bank notes and senior debt	(2,200)	(1,425)
Subordinated debt	22	(705)
Commercial paper	(4,262)	(5,127)
Other borrowed funds	(354)	(314)
Preferred stock		(150)
Excess tax benefits from share-based payment arrangements	36	18
Redemption of noncontrolling interests		(375)
Acquisition of treasury stock	(291)	(23)
Preferred stock cash dividends paid	(115)	(118)
Common stock cash dividends paid	(491)	(444)
Net cash provided (used) by financing activities	3,661	(2,322)
Net Increase (Decrease) In Cash And Due From Banks	849	(1,169)
Cash and due from banks at beginning of period	4,043	5,220
Cash and due from banks at end of period	$4,892	$4,051
Supplemental Disclosures
Interest paid	$418	$440
Income taxes paid	551	214
Income taxes refunded	9	1
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	390	13
Transfer from loans to foreclosed assets	315	378
(a)	Amounts for 2013 period have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Includes the impact of the consolidation of a variable interest entity as of March 31, 2013.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    67

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

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2014 presentation, which did not have a material impact on our consolidated financial condition or results of operations. We also evaluate the materiality of identified errors in the financial statements using both an income statement and a balance sheet approach, based on relevant quantitative and qualitative factors. The financial statements include certain adjustments to correct immaterial errors related to previously reported periods. The financial statements reflect a second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income. The impact of this reclassification to prior periods was not significant, and as such, prior periods were not adjusted. Additionally, as disclosed in certain Notes to the Consolidated Financial Statements, we made adjustments to previously reported periods for immaterial errors. Prior period financial statements also reflect the retrospective application of Accounting Standards Update (ASU) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2013 Annual Report on Form 10-K. Reference is made to Note 1 Accounting Policies in the 2013 Form 10-K for a detailed description of significant accounting policies. Included herein are policies that are required to be disclosed on an interim basis as well as policies where there has been a significant change within the first six months of 2014. These interim consolidated financial statements serve to update the 2013 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

68    The PNC Financial Services Group, Inc. – Form 10-Q

Nonperforming loans and leases include nonperforming troubled debt restructurings (TDRs).

COMMERCIAL LOANS

We generally classify Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) loans as nonperforming and place them on nonaccrual status when we determine that the collection of interest or principal is not probable, including when delinquency of interest or principal payments has existed for 90 days or more and the loans are not well-secured and/or in the process of collection. A loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Such factors that would lead to nonperforming status would include, but are not limited to, the following:

•	Deterioration in the financial position of the borrower resulting in the loan moving from accrual to cash basis accounting;
•	The collection of principal or interest is 90 days or more past due unless the asset is well-secured and/or in the process of collection;
•	Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, whether 90 days have passed or not;
•	The borrower has filed or will likely file for bankruptcy;
•	The bank advances additional funds to cover principal or interest;
•	We are in the process of liquidating a commercial borrower; or
•	We are pursuing remedies under a guarantee.

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

Loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC are classified as nonperforming TDRs. These loans are charged off to collateral value less costs to sell, and any associated allowance at the time of charge-off is reduced to zero. The charge-off activity results in a reduction in the allowance, an increase in provision for credit losses, if the related loan charge-off exceeds the associated allowance, as well as a difference in the pre-TDR recorded investment to the post-TDR recorded investment reflected in Table 66. Collateral values are updated at least semi-annually. Subsequent declines in collateral values are charged-off and incremental provision for credit loss is incurred. PNC does not return these TDRs to performing status.

A consumer loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Home equity installment loans and lines of credit, whether well-secured or not, are classified as nonaccrual at 90 days past due. Well-secured residential real estate loans are classified as nonaccrual at 180 days past due. In addition to these delinquency-related policies, a consumer loan may also be placed on nonaccrual status when:

•	The loan has been modified and classified as a TDR, as further discussed below;
•	Notification of bankruptcy has been received and the loan is 30 days or more past due;
•	The bank holds a subordinate lien position in the loan and the first lien loan is seriously stressed (i.e., 90 days or more past due);

The PNC Financial Services Group, Inc. – Form 10-Q    69

•	Other loans within the same borrower relationship have been placed on nonaccrual or charge-off has been taken on them;
•	The bank has repossessed non-real estate collateral securing the loan; or
•	The bank has charged-off the loan to the value of the collateral.

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

See Note 4 Asset Quality and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional data and application of the policies disclosed herein.

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

70    The PNC Financial Services Group, Inc. – Form 10-Q

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

ASSET SPECIFIC/INDIVIDUAL COMPONENT

Nonperforming loans that are considered impaired under ASC 310 – Receivables, which include all commercial and consumer TDRs, are evaluated for a specific reserve. Specific reserve allocations are determined as follows:

•

For commercial nonperforming loans and commercial TDRs greater than or equal to a defined dollar threshold, specific reserves are based on an analysis of the present value of the loan’s expected future cash flows, the loan’s observable market price or the fair value of the collateral.

•

For commercial nonperforming loans and commercial TDRs below the defined dollar threshold, the individual loan’s loss given default (LGD) percentage is multiplied by the loan balance and the results are aggregated for purposes of measuring specific reserve impairment.

•

Consumer nonperforming loans are collectively reserved for unless classified as consumer TDRs. For consumer TDRs, specific reserves are determined through an analysis of the present value of the loan’s expected future cash flows, except for those instances where loans have been deemed collateral dependent, including loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. Once that determination has been made, those TDRs are charged down to the fair value of the collateral less costs to sell at each period end.

COMMERCIAL LENDING QUANTITATIVE COMPONENT

The estimates of the quantitative component of ALLL for incurred losses within the commercial lending portfolio segment are determined through statistical loss modeling utilizing probability of default (PD), LGD and outstanding balance of the loan. Based upon loan risk ratings, we assign PDs and LGDs. Each of these statistical parameters is determined based on internal historical data and market data. PD is influenced by such factors as liquidity, industry, obligor financial structure, access to capital and cash flow. LGD is influenced by collateral type, original and/or updated loan-to-value ratio (LTV) and guarantees by related parties.

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

The PNC Financial Services Group, Inc. – Form 10-Q    71

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

See Note 4 Asset Quality, Note 5 Purchased Loans, and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional loan data and application of the policies disclosed herein.

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

See Note 4 Asset Quality and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional loan data and application of the policies disclosed herein.

EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated using the two- class method to determine income attributable to common shareholders. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under the two-class method. Income attributable to common shareholders is then divided by the weighted-average common shares outstanding for the period.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

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

During the first six months of 2014, we recognized $90 million of amortization, $100 million of tax credits, and $33

72    The PNC Financial Services Group, Inc. – Form 10-Q

million of other tax benefits associated with these investments within Income taxes. The amounts for the second quarter of 2014 were $46 million, $50 million and $17 million, respectively. At June 30, 2014, the amount of investments in low income housing tax credits that were accounted for under ASU 2014-01 was $1.9 billion. These investments are reflected in Equity investments on our Consolidated Balance Sheet.

We did not adopt any new accounting standards during the second quarter of 2014.

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

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where PNC retains the servicing, we recognize a servicing right at fair value. Servicing rights are recognized in Other intangible assets on our Consolidated Balance Sheet and when subsequently accounted for at fair value are classified within Level 3 of the fair value hierarchy. See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further discussion of our residential and commercial servicing rights.

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. In other limited cases, the U.S. Department of Housing and Urban Development (HUD) has granted us the right to repurchase current loans when we intend to modify the borrower’s interest rate under established guidelines. When we have the unilateral ability to repurchase a loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At June 30, 2014 and December 31, 2013, these assets and liabilities both totaled $167 million and $128 million, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q    73

The following table provides certain financial information and cash flows associated with PNC’s loan sale and servicing activities:

Table 52: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – June 30, 2014
Servicing portfolio (c)	$110,933	$176,967	$4,130
Carrying value of servicing assets (d)	967	515
Servicing advances (e)	502	356	5
Repurchase and recourse obligations (f)	101	35	25
Carrying value of mortgage-backed securities held (g)	3,717	1,206
FINANCIAL INFORMATION – December 31, 2013
Servicing portfolio (c)	$113,994	$176,510	$4,321	(h)
Carrying value of servicing assets (d)	1,087	549
Servicing advances (e)	571	412	11
Repurchase and recourse obligations (f)	131	33	22
Carrying value of mortgage-backed securities held (g)	4,144	1,475

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended June 30, 2014
Sales of loans (i)	$2,189	$496
Repurchases of previously transferred loans (j)	159		$3
Servicing fees (k)	87	26	5
Servicing advances recovered/(funded), net	39	23	3
Cash flows on mortgage-backed securities held (g)	254	47
CASH FLOWS – Three months ended June 30, 2013
Sales of loans (i)	$4,190	$489
Repurchases of previously transferred loans (j)	278		$2
Servicing fees (k)	89	43	5
Servicing advances recovered/(funded), net	30	8	(1)
Cash flows on mortgage-backed securities held (g)	389	70
CASH FLOWS – Six months ended June 30, 2014
Sales of loans (i)	$4,284	$935
Repurchases of previously transferred loans (j)	368		$9
Servicing fees (k)	174	67	10
Servicing advances recovered/(funded), net	69	55	6
Cash flows on mortgage-backed securities held (g)	486	191
CASH FLOWS – Six months ended June 30, 2013
Sales of loans (i)	$7,994	$1,415
Repurchases of previously transferred loans (j)	650		$4
Servicing fees (k)	179	89	11
Servicing advances recovered/(funded), net	24	3	(1)
Cash flows on mortgage-backed securities held (g)	756	193
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 17 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgages, this amount represents the outstanding balance of loans we service, including loans transferred by us and loans originated by others where we have purchased the associated servicing rights. For home equity loan/line of credit transfers, this amount represents the outstanding balance of loans transferred and serviced. For commercial mortgages, this amount represents our overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.

74    The PNC Financial Services Group, Inc. – Form 10-Q

(f)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 17 Commitments and Guarantees for further information.
(g)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(h)	In prior periods, the unpaid principal balance reflected the outstanding balance at the time of charge-off. During the second quarter of 2014, we corrected the outstanding principal balance to reflect the unpaid principal balance as of the reporting date. Prior period amounts were decreased by approximately $581 million.
(i)	There were no gains or losses recognized on the transaction date for sales of residential mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(j)	Includes government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.
(k)	Includes contractually specified servicing fees, late charges and ancillary fees.

The table below presents information about the principal balances of transferred loans not recorded on our balance sheet, including residential mortgages, that we service. Additionally, the table below includes principal balances of commercial mortgage securitization and sales transactions where we service those assets. Serviced delinquent loans are 90 days or more past due.

Table 53: Principal Balance, Delinquent Loans (Loans 90 Days or More Past Due), and Net Charge-offs Related to Serviced Loans

In millions	Residential Mortgages	Commercial Mortgages	Home Equity Loans/Lines (a)
Serviced Loan Information – June 30, 2014
Total principal balance	$82,590	$63,130	$4,130
Delinquent loans	3,034	1,434	1,401
Serviced Loan Information – December 31, 2013
Total principal balance	$85,758	$62,872	$4,321	(b)
Delinquent loans	3,562	2,353	1,404	(b)

In millions	Residential Mortgages	Commercial Mortgages	Home Equity Loans/Lines (a)
Three months ended June 30, 2014
Net charge-offs (c)	$34	$345	$15
Three months ended June 30, 2013
Net charge-offs (c)	$65	$101	$35
Six months ended June 30, 2014
Net charge-offs (c)	$75	$700	$32
Six months ended June 30, 2013
Net charge-offs (c)	$135	$344	$79
(a)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 17 Commitments and Guarantees for further information.
(b)	In prior periods, the unpaid principal balance reflected the outstanding balance at the time of charge-off. During the second quarter of 2014, we corrected the outstanding principal balance to reflect the unpaid principal balance as of the reporting date. Prior period amounts were decreased by approximately $581 million.
(c)	Net charge-offs for Residential mortgages and Home equity loans/lines represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for CMBS securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

VARIABLE INTEREST ENTITIES (VIES)

As discussed in our 2013 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of June 30, 2014 and December 31, 2013. We have not provided additional financial support to these entities which we are not contractually required to provide.

The PNC Financial Services Group, Inc. – Form 10-Q    75

Table 54: Consolidated VIEs – Carrying Value (a) (b)

June 30, 2014 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$5	$5
Interest-earning deposits with banks		7	7
Loans	$1,623		1,623
Allowance for loan and lease losses	(50)		(50)
Equity investments		420	420
Other assets	22	484	506
Total assets	$1,595	$916	$2,511
Liabilities
Other borrowed funds	$170	$213	$383
Accrued expenses		73	73
Other liabilities		157	157
Total liabilities	$170	$443	$613

December 31, 2013 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$5	$5
Interest-earning deposits with banks		7	7
Loans	$1,736		1,736
Allowance for loan and lease losses	(58)		(58)
Equity investments		582	582
Other assets	25	566	591
Total assets	$1,703	$1,160	$2,863
Liabilities
Other borrowed funds	$184	$230	$414
Accrued expenses		83	83
Other liabilities		252	252
Total liabilities	$184	$565	$749
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.

Table 55: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
June 30, 2014
Commercial Mortgage-Backed Securitizations (b)	$57,195	$57,195	$1,429	$1,429	(d)	1	(f)
Residential Mortgage-Backed Securitizations (b)	71,651	71,651	3,738	3,738	(d)	$4	(f)
Tax Credit Investments and Other (c)	6,968	2,576	2,068	2,102	(e)	709	(g)
Total	$135,814	$131,422	$7,235	$7,269		$714

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2013
Commercial Mortgage-Backed Securitizations (b)	$65,757	$65,757	$1,747	$1,747	(d)
Residential Mortgage-Backed Securitizations (b)	37,962	37,962	4,171	4,171	(d)	$5	(f)
Tax Credit Investments and Other (c) (h)	7,086	2,622	2,030	2,055	(e)	826	(g)
Total	$110,805	$106,341	$7,948	$7,973		$831

76    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable). Our total exposure related to our involvement in loan sale and servicing activities is disclosed in Table 52. Additionally, we also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information.
(c)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships and certain LLCs engaged in solar power generation to which PNC provides lease financing. The aggregate assets and aggregate liabilities of LLCs engaged in solar power generation may not be reflective of the size of these VIEs due to differences in classification of leases by these entities.
(d)	Included in Trading securities, Investment securities, Other intangible assets and Other assets on our Consolidated Balance Sheet.
(e)	Included in Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(f)	Included in Other liabilities on our Consolidated Balance Sheet.
(g)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(h)	PNC Risk of Loss and Carrying Value of Assets have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

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

During the first quarter of 2012, the last series issued by the SPE, Series 2007-1, matured. At June 30, 2014, the SPE continued to exist and we consolidated the entity as we continued to be the primary beneficiary of the SPE through our holding of seller’s interest and our role as the primary servicer.

TAX CREDIT INVESTMENTS AND OTHER

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act.

Also, we are a national syndicator of affordable housing equity. In these syndication transactions, we create funds in which our subsidiaries are the general partner or managing member and sell limited partnership or non-managing member interests to third parties. In some cases PNC may also purchase a limited partnership or non-managing member interest in the fund. The purpose of this business is to generate income from the syndication of these funds, generate servicing fees by managing the funds, and earn tax credits to reduce our tax liability. General partner or managing member activities include identifying, evaluating, structuring, negotiating, and closing the fund investments in operating limited partnerships or LLCs, as well as oversight of the ongoing operations of the fund portfolio.

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide the limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of benefits for these investments are the tax credits and passive losses which reduce our tax liability. We have consolidated investments in which we have the power to direct the activities that most significantly impact the entity’s performance, and have an obligation to absorb expected losses or receive benefits that could be potentially significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and the third-party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in these investments have any recourse to our general credit. The consolidated assets and liabilities of these investments are provided in Table 54 and reflected in the “Other” business segment.

For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus they are not consolidated. These investments are disclosed in Table 55. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment, partnership results, or amortization for qualifying low income housing tax credit investments when applicable. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of June 30,

The PNC Financial Services Group, Inc. – Form 10-Q    77

2014, we had a liability of $484 million related to investments in low income housing tax credits which is reflected in Other liabilities on our Consolidated Balance Sheet.

Table 55 also includes our involvement in lease financing transactions with LLCs engaged in solar power generation that to a large extent provided returns in the form of tax credits. The outstanding financings and operating lease assets are reflected as Loans and Other assets, respectively, on our Consolidated Balance Sheet, whereas related liabilities are reported in Deposits and Other liabilities.

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

Details about the Agency and Non-agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in Table 55. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 3 LOANS AND COMMITMENTS TO EXTEND CREDIT

A summary of the major categories of loans outstanding follows:

Table 56: Loans Summary

In millions	June 30 2014	December 31 2013
Commercial lending
Commercial	$93,536	$88,378
Commercial real estate	22,919	21,191
Equipment lease financing	7,628	7,576
Total commercial lending	124,083	117,145
Consumer lending
Home equity	35,466	36,447
Residential real estate	14,560	15,065
Credit card	4,435	4,425
Other consumer	22,440	22,531
Total consumer lending	76,901	78,468
Total loans (a) (b)	$200,984	$195,613
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.9 billion and $2.1 billion at June 30, 2014 and December 31, 2013, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in the loans summary.

At June 30, 2014, we pledged $24.5 billion of commercial loans to the Federal Reserve Bank (FRB) and $43.6 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2013 were $23.4 billion and $40.4 billion, respectively.

Table 57: Net Unfunded Loan Commitments

In millions	June 30 2014	December 31 2013
Total commercial lending	$91,209	$90,104
Home equity lines of credit	18,323	18,754
Credit card	17,343	16,746
Other	4,571	4,266
Total (a)	$131,446	$129,870
(a)	Excludes standby letters of credit. See Note 17 Commitments and Guarantees for additional information on standby letters of credit.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, some commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

78    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following tables display the delinquency status of our loans and our nonperforming assets at June 30, 2014 and December 31, 2013, respectively.

Table 58: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired	Total Loans
June 30, 2014
Commercial	$92,901	$71	$26	$35	$132	$394		$109	$93,536
Commercial real estate	22,049	17	48		65	435		370	22,919
Equipment lease financing	7,619	4	1		5	4			7,628
Home equity	32,131	65	27		92	1,093		2,150	35,466
Residential real estate (d)	9,435	161	69	895	1,125	816	$256	2,928	14,560
Credit card	4,359	26	18	29	73	3			4,435
Other consumer (e)	21,778	204	109	293	606	56			22,440
Total	$190,272	$548	$298	$1,252	$2,098	$2,801	$256	$5,557	$200,984
Percentage of total loans	94.67%	.27%	.15%	.62%	1.04%	1.39%	.13%	2.77%	100.00%
December 31, 2013
Commercial	$87,621	$81	$20	$42	$143	$457		$157	$88,378
Commercial real estate	20,090	54	11	2	67	518		516	21,191
Equipment lease financing	7,538	31	2		33	5			7,576
Home equity	32,877	86	34		120	1,139		2,311	36,447
Residential real estate (d)	9,311	217	87	1,060	1,364	904	$365	3,121	15,065
Credit card	4,339	29	19	34	82	4			4,425
Other consumer (e)	21,788	216	112	353	681	61		1	22,531
Total	$183,564	$714	$285	$1,491	$2,490	$3,088	$365	$6,106	$195,613
Percentage of total loans	93.83%	.37%	.15%	.76%	1.28%	1.58%	.19%	3.12%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Past due loan amounts at June 30, 2014 include government insured or guaranteed Residential real estate mortgages totaling $74 million for 30 to 59 days past due, $48 million for 60 to 89 days past due and $872 million for 90 days or more past due. Past due loan amounts at December 31, 2013 include government insured or guaranteed Residential real estate mortgages totaling $105 million for 30 to 59 days past due, $57 million for 60 to 89 days past due and $1,025 million for 90 days or more past due.
(e)	Past due loan amounts at June 30, 2014 include government insured or guaranteed Other consumer loans totaling $154 million for 30 to 59 days past due, $94 million for 60 to 89 days past due and $281 million for 90 days or more past due. Past due loan amounts at December 31, 2013 include government insured or guaranteed Other consumer loans totaling $154 million for 30 to 59 days past due, $94 million for 60 to 89 days past due and $339 million for 90 days or more past due.

The PNC Financial Services Group, Inc. – Form 10-Q    79

Table 59: Nonperforming Assets

Dollars in millions	June 30 2014	December 31 2013
Nonperforming loans
Commercial lending
Commercial	$394	$457
Commercial real estate	435	518
Equipment lease financing	4	5
Total commercial lending	833	980
Consumer lending (a)
Home equity	1,093	1,139
Residential real estate	816	904
Credit card	3	4
Other consumer	56	61
Total consumer lending	1,968	2,108
Total nonperforming loans (b)	2,801	3,088
OREO and foreclosed assets
Other real estate owned (OREO) (c)	352	360
Foreclosed and other assets	15	9
Total OREO and foreclosed assets	367	369
Total nonperforming assets	$3,168	$3,457
Nonperforming loans to total loans	1.39%	1.58%
Nonperforming assets to total loans, OREO and foreclosed assets	1.57	1.76
Nonperforming assets to total assets	.97	1.08
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	OREO excludes $228 million and $245 million at June 30, 2014 and December 31, 2013, respectively, related to commercial and residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) or guaranteed by the Department of Housing and Urban Development (HUD).

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 4 for additional information. For the six months ended June 30, 2014, $.6 billion of loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain consumer government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the six months ended June 30, 2013 was $1.7 billion.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.4 billion at June 30, 2014 and $1.5 billion at December 31, 2013. TDRs that are performing, including credit card loans, totaled $1.3 billion and $1.2 billion at June 30, 2014 and December 31, 2013, respectively, and are excluded from nonperforming loans. Generally, these loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status. At June 30, 2014 and December 31, 2013, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

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

COMMERCIAL LENDING ASSET CLASSES

COMMERCIAL LOAN CLASS

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process on an ongoing basis. These ratings are reviewed and updated on a risk-adjusted basis, generally at least once per year. Additionally, no less frequently than on an annual basis, we review PD rates related to each rating grade based upon internal historical data. These rates are updated as needed and augmented by market data as deemed necessary. For small balance homogenous pools of commercial loans, mortgages and leases, we apply statistical modeling to assist in determining the probability of default within these pools. Further, on a periodic basis, we update our LGD estimates associated with each rating grade based upon historical data. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. In general, loans with better PD and LGD tend to have a lower likelihood of loss compared to loans with worse PD and LGD, which tend to have a higher likelihood of loss. The loss amount also considers exposure at date of default, which we also periodically update based upon historical data.

80    The PNC Financial Services Group, Inc. – Form 10-Q

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

As with the commercial class, a formal schedule of periodic review is also performed to assess market/geographic risk and business unit/industry risk. Often as a result of these overviews, more in-depth reviews and increased scrutiny are placed on areas of higher risk, including adverse changes in risk ratings, deteriorating operating trends, and/or areas that concern management. These reviews are designed to assess risk and take actions to mitigate our exposure to such risks.

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

See Note 5 Purchased Loans for additional information.

Table 60: Commercial Lending Asset Quality Indicators (a)(b)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
June 30, 2014
Commercial	$89,158	$1,794	$2,394	$81	$93,427
Commercial real estate	21,393	212	893	51	22,549
Equipment lease financing	7,470	70	85	3	7,628
Purchased impaired loans		28	380	71	479
Total commercial lending	$118,021	$2,104	$3,752	$206	$124,083
December 31, 2013
Commercial	$83,903	$1,894	$2,352	$72	$88,221
Commercial real estate	19,175	301	1,113	86	20,675
Equipment lease financing	7,403	77	93	3	7,576
Purchased impaired loans	10	31	469	163	673
Total commercial lending	$110,491	$2,303	$4,027	$324	$117,145
(a)	Based upon PDs and LGDs. We apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in the above table.
(b)	Loans are included above based on the Regulatory Classification definitions of “Pass”, “Special Mention”, “Substandard” and “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.

The PNC Financial Services Group, Inc. – Form 10-Q    81

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

See Note 5 Purchased Loans for additional information.

Table 61: Home Equity and Residential Real Estate Balances

In millions	June 30 2014	December 31 2013
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$43,566	$44,376
Home equity and residential real estate loans – purchased impaired loans (b)	5,120	5,548
Government insured or guaranteed residential real estate mortgages (a)	1,382	1,704
Purchase accounting adjustments – purchased impaired loans	(42)	(116)
Total home equity and residential real estate loans (a)	$50,026	$51,512
(a)	Represents recorded investment.
(b)	Represents outstanding balance.

82    The PNC Financial Services Group, Inc. – Form 10-Q

Table 62: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
June 30, 2014 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$400	$1,677	$457	$2,534
Less than or equal to 660 (d) (e)	69	327	121	517
Missing FICO	2	11	10	23

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	954	2,520	895	4,369
Less than or equal to 660 (d) (e)	126	427	181	734
Missing FICO	2	7	13	22

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	959	1,825	815	3,599
Less than or equal to 660	121	282	129	532
Missing FICO	2	4	12	18

Less than 90% and updated FICO scores:
Greater than 660	13,611	7,701	6,909	28,221
Less than or equal to 660	1,298	949	591	2,838
Missing FICO	26	16	117	159
Total home equity and residential real estate loans	$17,570	$15,746	$10,250	$43,566

	Home Equity		Residential Real Estate
December 31, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$438	$1,914	$563	$2,915
Less than or equal to 660 (d) (e)	74	399	185	658
Missing FICO	1	11	20	32

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	987	2,794	1,005	4,786
Less than or equal to 660 (d) (e)	150	501	210	861
Missing FICO	2	5	32	39

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	1,047	1,916	844	3,807
Less than or equal to 660	134	298	131	563
Missing FICO	2	3	22	27

Less than 90% and updated FICO scores:
Greater than 660	13,445	7,615	6,309	27,369
Less than or equal to 660	1,349	1,009	662	3,020
Missing FICO	25	17	256	298

Missing LTV and updated FICO scores:
Greater than 660			1	1
Total home equity and residential real estate loans	$17,654	$16,482	$10,240	$44,376
(a)	Excludes purchased impaired loans of approximately $5.1 billion and $5.4 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $1.4 billion and $1.7 billion, and loans held for sale at June 30, 2014 and December 31, 2013, respectively. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.

The PNC Financial Services Group, Inc. – Form 10-Q    83

(b)	Amounts shown represent recorded investment.
(c)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states had the highest percentage of higher risk loans at June 30, 2014: New Jersey 14%, Pennsylvania 12%, Illinois 11%, Ohio 11%, Florida 8%, Maryland 5%, Michigan 5%, California 4% and North Carolina 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 26% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2013: New Jersey 13%, Illinois 12%, Pennsylvania 12%, Ohio 11%, Florida 9%, Maryland 5%, Michigan 5%, and California 4%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 29% of the higher risk loans.

Table 63: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
June 30, 2014 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$11	$350	$361	$722
Less than or equal to 660	10	169	230	409
Missing FICO		10	9	19

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	16	510	333	859
Less than or equal to 660	16	223	245	484
Missing FICO		13	8	21

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	15	205	211	431
Less than or equal to 660	10	94	146	250
Missing FICO		7	6	13

Less than 90% and updated FICO scores:
Greater than 660	98	277	625	1,000
Less than or equal to 660	116	177	551	844
Missing FICO	1	11	21	33

Missing LTV and updated FICO scores:
Greater than 660	1		14	15
Less than or equal to 660	3		14	17
Missing FICO			3	3
Total home equity and residential real estate loans	$297	$2,046	$2,777	$5,120

84    The PNC Financial Services Group, Inc. – Form 10-Q

	Home Equity (b) (c)		Residential Real Estate (b) (c)
December 31, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$13	$435	$361	$809
Less than or equal to 660	15	215	296	526
Missing FICO		12	24	36

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	21	516	373	910
Less than or equal to 660	15	239	281	535
Missing FICO		14	14	28

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	15	202	197	414
Less than or equal to 660	12	101	163	276
Missing FICO		7	6	13

Less than 90% and updated FICO scores:
Greater than 660	93	261	646	1,000
Less than or equal to 660	126	198	590	914
Missing FICO	1	11	47	59

Missing LTV and updated FICO scores:
Greater than 660	1		11	12
Less than or equal to 660			13	13
Missing FICO			3	3
Total home equity and residential real estate loans	$312	$2,211	$3,025	$5,548
(a)	Amounts shown represent outstanding balance. See Note 5 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states had the highest percentage of purchased impaired loans at June 30, 2014: California 17%, Florida 15%, Illinois 11%, Ohio 8%, North Carolina 7%, and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 37% of the purchased impaired portfolio. The following states had the highest percentage of purchased impaired loans at December 31, 2013: California 17%, Florida 16%, Illinois 11%, Ohio 8%, North Carolina 8% and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 35% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

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

The PNC Financial Services Group, Inc. – Form 10-Q    85

Table 64: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
June 30, 2014
FICO score greater than 719	$2,587	58%	$9,049	64%
650 to 719	1,233	28	3,446	25
620 to 649	192	4	509	4
Less than 620	222	5	604	4
No FICO score available or required (c)	201	5	422	3
Total loans using FICO credit metric	4,435	100%	14,030	100%
Consumer loans using other internal credit metrics (b)			8,410
Total loan balance	$4,435		$22,440
Weighted-average updated FICO score (d)		732		744
December 31, 2013 (e)
FICO score greater than 719	$2,546	58%	$8,596	63%
650 to 719	1,253	28	3,511	26
620 to 649	203	4	527	4
Less than 620	258	6	628	4
No FICO score available or required (c)	165	4	474	3
Total loans using FICO credit metric	4,425	100%	13,736	100%
Consumer loans using other internal credit metrics (b)			8,795
Total loan balance	$4,425		$22,531
Weighted-average updated FICO score (d)		730		741
(a)	At June 30, 2014, we had $31 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the June 30, 2014 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Pennsylvania 18%, Ohio 17%, Michigan 10%, New Jersey 8%, Illinois 7%, Florida 6%, Indiana 6% and Kentucky 4%. All other states had less than 4% individually and make up the remainder of the balance. At December 31, 2013, we had $35 million of credit card loans that are higher risk. The majority of the December 31, 2013 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 17%, Michigan 11%, Illinois 7%, New Jersey 7%, Indiana 6%, Florida 6% and Kentucky 4%. All other states had less than 4% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.
(e)	In the second quarter of 2014, we corrected our credit card FICO score determination process by further refining the data which impacted FICO scores greater than 719, 650 to 719,620 to 649, less than 620 and no FICO score available. This resulted in a reclass in the prior period of $242 million from “No FICO score available or required” to the other line items. The majority of the reclass went to the “FICO score greater than 719” category.

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

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $.4 billion and $.5 billion at June 30, 2014 and December 31, 2013, respectively, for the total TDR portfolio.

86    The PNC Financial Services Group, Inc. – Form 10-Q

Table 65: Summary of Troubled Debt Restructurings

In millions	June 30 2014	December 31 2013
Total consumer lending	$2,121	$2,161
Total commercial lending	546	578
Total TDRs	$2,667	$2,739
Nonperforming	$1,369	$1,511
Accruing (a)	1,153	1,062
Credit card	145	166
Total TDRs	$2,667	$2,739
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

Table 66 quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during the first six months of 2014 and 2013. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category would result in reductions to future interest income. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

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

Table 66: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended June 30, 2014 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total

Commercial lending
Commercial	29	$48	$3	$4	$40	$47
Commercial real estate	23	40		4	32	36
Total commercial lending (d)	52	88	3	8	72	83
Consumer lending
Home equity	561	40		9	29	38
Residential real estate	161	22		7	15	22
Credit card	1,717	14		14		14
Other consumer	222	4			3	3
Total consumer lending	2,661	80		30	47	77
Total TDRs	2,713	$168	$3	$38	$119	$160

During the three months ended June 30, 2013 Dollars in millions
Commercial lending
Commercial	47	$61	$4	$13	$29	$46
Commercial real estate	34	57	6	2	27	35
Equipment lease financing	1	3
Total commercial lending	82	121	10	15	56	81
Consumer lending
Home equity	1,165	87		43	33	76
Residential real estate	267	33		7	25	32
Credit card	2,288	18		17		17
Other consumer	438	7		1	6	7
Total consumer lending	4,158	145		68	64	132
Total TDRs	4,240	$266	$10	$83	$120	$213

The PNC Financial Services Group, Inc. – Form 10-Q    87

(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end immediately preceding TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter and immediately following the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(d)	During the three months ended June 30, 2014, there were no loans classified as TDRs in the Equipment lease financing loan class.

Table 66: Financial Impact and TDRs by Concession Type (Continued) (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the six months ended June 30, 2014 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total

Commercial lending
Commercial	63	$89	$3	$4	$78	$85
Commercial real estate	46	81	19	4	43	66
Total commercial lending (d)	109	170	22	8	121	151
Consumer lending
Home equity	1,392	92		29	56	85
Residential real estate	280	40		13	27	40
Credit card	3,568	29		28		28
Other consumer	487	8			6	6
Total consumer lending	5,727	169		70	89	159
Total TDRs	5,836	$339	$22	$78	$210	$310

During the six months ended June 30, 2013 Dollars in millions
Commercial lending
Commercial	79	$103	$4	$15	$53	$72
Commercial real estate	70	192	12	42	101	155
Equipment lease financing	1	3
Total commercial lending	150	298	16	57	154	227
Consumer lending
Home equity	2,123	160		82	61	143
Residential real estate	587	79		19	58	77
Credit card	4,663	35		33		33
Other consumer	918	15		1	13	14
Total consumer lending	8,291	289		135	132	267
Total TDRs	8,441	$587	$16	$192	$286	$494
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end immediately preceding TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter and immediately following the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(d)	During the six months ended June 30, 2014, there were no loans classified as TDRs in the Equipment lease financing loan class.

TDRs may result in charge-offs and interest income not being recognized. The amount of principal balance charged off at or around the time of modification for the six months ended June 30, 2014 was not material. A financial effect of rate reduction TDRs is that interest income is not recognized for the difference between the original contractual interest rate terms and the restructured terms. Interest income not recognized that otherwise would have been earned in the six months ended June 30, 2014 and 2013, related to all commercial TDRs and consumer TDRs, was not material.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In Table 67, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the reporting periods preceding April 1, 2014, January 1, 2014, April 1, 2013 and January 1, 2013, respectively, and subsequently defaulted during these reporting periods.

88    The PNC Financial Services Group, Inc. – Form 10-Q

Table 67: TDRs that were Modified in the Past Twelve Months which have Subsequently Defaulted

During the three months ended June 30, 2014 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	23	$16
Commercial real estate	14	21
Total commercial lending (a)	37	37
Consumer lending
Home equity	100	6
Residential real estate	51	11
Credit card	1,446	12
Other consumer	34
Total consumer lending	1,631	29
Total TDRs	1,668	$66

During the three months ended June 30, 2013 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	11	$8
Commercial real estate	12	21
Total commercial lending (a)	23	29
Consumer lending (b)
Home equity	155	11
Residential real estate	67	9
Credit card	1,225	9
Other consumer	42	1
Total consumer lending	1,489	30
Total TDRs	1,512	$59
(a)	During the three months ended June 30, 2014 and 2013, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.
(b)	In the second quarter of 2014, we corrected our Consumer lending subsequent default (excluding credit card) determination process by further refining the data. For the three months ended June 30, 2013, this correction removed 444 contracts for approximately $41 million from Total consumer lending (excluding credit card).

Table 67: TDRs that were Modified in the Past Twelve Months which have Subsequently Defaulted (Continued)

During the six months ended June 30, 2014 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	33	$22
Commercial real estate	21	31
Total commercial lending (a)	54	53
Consumer lending (b)
Home equity	216	13
Residential real estate	76	14
Credit card	1,894	15
Other consumer	79	1
Total consumer lending	2,265	43
Total TDRs	2,319	$96

During the six months ended June 30, 2013 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	26	$18
Commercial real estate	18	31
Total commercial lending (a)	44	49
Consumer lending (b)
Home equity	300	21
Residential real estate	131	16
Credit card	2,373	18
Other consumer	92	2
Total consumer lending	2,896	57
Total TDRs	2,940	$106
(a)	During the six months ended June 30, 2014 and 2013, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.
(b)	In the second quarter of 2014, we corrected our Consumer lending subsequent default (excluding credit card) determination process by further refining the data. For the six months ended June 30, 2013, this correction removed 483 contracts for approximately $49 million from Total consumer lending (excluding credit card).

The impact to the ALLL for commercial lending TDRs is the effect of moving to the specific reserve methodology from the quantitative reserve methodology, described below, for those loans that were not already classified as nonaccrual. There is an impact to the ALLL as a result of the concession made, which generally results in a reduction of expected future cash flows. The decline in expected cash flows, consideration of collateral value, and/or the application of a present value discount rate, when compared to the recorded investment, results in a charge-off or increased ALLL. As TDRs are individually evaluated under the specific reserve methodology, which builds in expectations of future performance, generally subsequent defaults do not significantly impact the ALLL.

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

The PNC Financial Services Group, Inc. – Form 10-Q    89

and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. See Note 5 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $4 million and $5 million at June 30, 2014 and December 31, 2013, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the six months ended June 30, 2014 and June 30, 2013. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans and loans to consumers discharged from bankruptcy and not formally reaffirmed do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 68: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)		Average Recorded Investment (a)
June 30, 2014
Impaired loans with an associated allowance
Commercial	$490	$383		$78	$393
Commercial real estate	439	284		69	305
Home equity	990	974		309	986
Residential real estate	601	435		65	430
Credit card	145	145		31	156
Other consumer	66	49		2	53
Total impaired loans with an associated allowance	$2,731	$2,270		$554	$2,323
Impaired loans without an associated allowance
Commercial	$180	$140	$		$149
Commercial real estate	354	265			305
Home equity	388	135			129
Residential real estate	378	383			386
Total impaired loans without an associated allowance	$1,300	$923	$		$969
Total impaired loans	$4,031	$3,193		$554	$3,292
December 31, 2013
Impaired loans with an associated allowance
Commercial	$549	$400		$90	$442
Commercial real estate	517	349		89	478
Home equity	999	992		334	900
Residential real estate	573	436		74	645
Credit card	166	166		36	189
Other consumer	71	57		2	68
Total impaired loans with an associated allowance	$2,875	$2,400		$625	$2,722
Impaired loans without an associated allowance
Commercial	$309	$163	$		$161
Commercial real estate	421	315			354
Home equity	366	124			166
Residential real estate	415	386			267
Total impaired loans without an associated allowance	$1,511	$988	$		$948
Total impaired loans	$4,386	$3,388		$625	$3,670
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.
(b)	Associated allowance amounts include $.4 billion and $.5 billion for TDRs at June 30, 2014 and December 31, 2013, respectively.

90    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table provides purchased impaired loans at June 30, 2014 and December 31, 2013:

Table 69: Purchased Impaired Loans – Balances

	June 30, 2014			December 31, 2013
In millions	Outstanding Balance (a)	Recorded Investment	Carrying Value	Outstanding Balance (a)	Recorded Investment	Carrying Value
Commercial lending
Commercial	$218	$109	$87	$282	$157	$131
Commercial real estate	458	370	284	655	516	409
Total commercial lending	676	479	371	937	673	540
Consumer lending
Consumer	2,343	2,150	1,872	2,523	2,312	1,971
Residential real estate	2,777	2,928	2,428	3,025	3,121	2,591
Total consumer lending	5,120	5,078	4,300	5,548	5,433	4,562
Total	$5,796	$5,557	$4,671	$6,485	$6,106	$5,102
(a)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting.

During the first six months of 2014, $95 million of provision recovery and $24 million of charge-offs were recorded on purchased impaired loans. The comparative amounts for the six months ended June 30, 2013, were $90 million of provision and $70 million of charge-offs. At June 30, 2014, the allowance for loan and lease losses was $.9 billion on $4.9 billion of purchased impaired loans while the remaining $.7 billion of purchased impaired loans required no allowance as the net present value of expected cash flows equaled or exceeded the recorded investment. As of December 31, 2013, the allowance for loan and lease losses related to purchased impaired loans was $1.0 billion. If any allowance for loan losses is recognized on a purchased impaired pool, which is accounted for as a single asset, the entire balance of that pool would be disclosed as requiring an allowance. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loans for cash flow estimation purposes. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

The PNC Financial Services Group, Inc. – Form 10-Q    91

Activity for the accretable yield during the first six months of 2014 and 2013 follows:

Table 70: Purchased Impaired Loans – Accretable Yield

In millions	2014	2013
January 1	$2,055	$2,166
Accretion (including excess cash recoveries)	(309)	(368)
Net reclassifications to accretable from non-accretable (a)	208	379
Disposals	(18)	(13)
June 30	$1,936	$2,164
(a)	Approximately 78% and 58% of the net reclassifications for the six months ended June 30, 2014 and 2013, respectively, were within the consumer portfolio primarily due to increases in the expected average life of residential and home equity loans. The remaining net reclassifications were predominantly due to future cash flow improvements within the commercial portfolio.

NOTE 6 ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We use the two main portfolio segments – Commercial Lending and Consumer Lending – and we develop and document the ALLL under separate methodologies for each of these segments as discussed in Note 1 Accounting Policies, the results of which are presented below.

92    The PNC Financial Services Group, Inc. – Form 10-Q

Table 71: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
June 30, 2014
Allowance for Loan and Lease Losses
January 1	$1,547	$2,062	$3,609
Charge-offs	(209)	(355)	(564)
Recoveries	149	84	233
Net charge-offs	(60)	(271)	(331)
Provision for credit losses	108	58	166
Net change in allowance for unfunded loan commitments and letters of credit	10		10
Other	(1)		(1)
June 30	$1,604	$1,849	$3,453
TDRs individually evaluated for impairment	$29	$407	$436
Other loans individually evaluated for impairment	118		118
Loans collectively evaluated for impairment	1,349	664	2,013
Purchased impaired loans	108	778	886
June 30	$1,604	$1,849	$3,453
Loan Portfolio
TDRs individually evaluated for impairment (a)	$545	$2,121	$2,666
Other loans individually evaluated for impairment	526		526
Loans collectively evaluated for impairment (b)	122,533	68,818	191,351
Fair value option loans (c)		884	884
Purchased impaired loans	479	5,078	5,557
June 30	$124,083	$76,901	$200,984
Portfolio segment ALLL as a percentage of total ALLL	46%	54%	100%
Ratio of the allowance for loan and lease losses to total loans	1.29%	2.40%	1.72%
June 30, 2013
Allowance for Loan and Lease Losses
January 1	$1,774	$2,262	$4,036
Charge-offs (d)	(336)	(589)	(925)
Recoveries	185	76	261
Net charge-offs	(151)	(513)	(664)
Provision for credit losses	28	365	393
Net change in allowance for unfunded loan commitments and letters of credit	8		8
Other	(1)		(1)
June 30	$1,658	$2,114	$3,772
TDRs individually evaluated for impairment	$25	$482	$507
Other loans individually evaluated for impairment	203		203
Loans collectively evaluated for impairment	1,247	698	1,945
Purchased impaired loans	183	934	1,117
June 30	$1,658	$2,114	$3,772
Loan Portfolio
TDRs individually evaluated for impairment (a)	$599	$2,243	$2,842
Other loans individually evaluated for impairment	840		840
Loans collectively evaluated for impairment (b)	110,863	67,641	178,504
Fair value option loans (c)		811	811
Purchased impaired loans	968	5,810	6,778
June 30	$113,270	$76,505	$189,775
Portfolio segment ALLL as a percentage of total ALLL	44%	56%	100%
Ratio of the allowance for loan and lease losses to total loans	1.46%	2.76%	1.99%

The PNC Financial Services Group, Inc. – Form 10-Q    93

(a)	TDRs individually evaluated for impairment exclude TDRs that were subsequently accounted for as held for sale loans, but continue to be disclosed as TDRs.
(b)	Includes $232 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell at June 30, 2014. Accordingly, there is no allowance recorded for these loans. The comparative amount as of June 30, 2013 was $291 million.
(c)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value, accordingly there is no allowance recorded on these loans.
(d)	Pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, additional charge-offs of $134 million were taken.

ALLOWANCE FOR UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date as discussed in Note 1 Accounting Policies, the results of which are presented below.

Table 72: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2014	2013
January 1	$242	$250
Net change in allowance for unfunded loan commitments and letters of credit	(10)	(8)
June 30	$232	$242

94    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 7 INVESTMENT SECURITIES

Table 73: Investment Securities Summary

		Unrealized
In millions	Amortized Cost	Gains	Losses	Fair Value
June 30, 2014
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$5,210	$160	$(3)	$5,367
Residential mortgage-backed
Agency	19,690	471	(80)	20,081
Non-agency	5,102	341	(102)	5,341
Commercial mortgage-backed
Agency	591	13		604
Non-agency	3,437	125	(4)	3,558
Asset-backed	5,380	88	(30)	5,438
State and municipal	1,865	70	(10)	1,925
Other debt	1,795	54	(6)	1,843
Total debt securities	43,070	1,322	(235)	44,157
Corporate stocks and other	355	8	(1)	362
Total securities available for sale	$43,425	$1,330	$(236)	$44,519
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$243	$28		$271
Residential mortgage-backed
Agency	5,712	156	$(19)	5,849
Non-agency	283	6	(1)	288
Commercial mortgage-backed
Agency	1,204	63		1,267
Non-agency	1,273	24		1,297
Asset-backed	981	2	(7)	976
State and municipal	2,060	72		2,132
Other debt	327	9		336
Total securities held to maturity	$12,083	$360	$(27)	$12,416
December 31, 2013
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$3,990	$135	$(7)	$4,118
Residential mortgage-backed
Agency	22,669	384	(222)	22,831
Non-agency	5,457	308	(160)	5,605
Commercial mortgage-backed
Agency	632	15	(1)	646
Non-agency	3,937	123	(18)	4,042
Asset-backed	5,754	66	(48)	5,772
State and municipal	2,609	52	(44)	2,617
Other debt	2,506	55	(18)	2,543
Total debt securities	47,554	1,138	(518)	48,174
Corporate stocks and other	434		(1)	433
Total securities available for sale	$47,988	$1,138	$(519)	$48,607
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$239	$8	$(4)	$243
Residential mortgage-backed
Agency	5,814	71	(64)	5,821
Non-agency	293		(4)	289
Commercial mortgage-backed
Agency	1,251	49		1,300
Non-agency	1,687	20	(5)	1,702
Asset-backed	1,009	2	(10)	1,001
State and municipal	1,055	10	(4)	1,061
Other debt	339	9		348
Total securities held to maturity	$11,687	$169	$(91)	$11,765
(a)	Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of transfer. The amortized cost of held to maturity securities included net unrealized gains of $141 million and $111 million at June 30, 2014 and December 31, 2013, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The PNC Financial Services Group, Inc. – Form 10-Q    95

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At June 30, 2014, Accumulated other comprehensive income included pretax gains of $65 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

During the second quarter of 2014, we transferred securities with a fair value of $1.4 billion from available for sale to held to maturity. The securities transferred included $1.0 billion of state and municipal securities, $.2 billion of agency residential mortgage-backed securities, and $.2 billion of non-agency commercial mortgage-backed securities. The non-agency commercial mortgage-backed and state and municipal securities were all rated either AAA or AA. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on Accumulated other comprehensive income and certain capital measures, after taking into consideration market conditions. The securities were reclassified at fair value at the time of transfer and the transfer represented a non-cash transaction. Accumulated other comprehensive income included net pretax unrealized gains of $44 million at transfer, which are being accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the net premium on the same transferred securities, resulting in no impact on net income.

Table 74 presents gross unrealized losses on securities available for sale at June 30, 2014 and December 31, 2013. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in Accumulated other comprehensive income (loss).

Table 74: Gross Unrealized Loss and Fair Value of Securities Available for Sale

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2014
Debt securities
U.S. Treasury and government agencies	$(3)	$1,878			$(3)	$1,878
Residential mortgage-backed
Agency	(10)	959	$(70)	$2,591	(80)	3,550
Non-agency	(3)	237	(99)	1,673	(102)	1,910
Commercial mortgage-backed
Agency		60		19		79
Non-agency	(1)	336	(3)	214	(4)	550
Asset-backed	(3)	892	(27)	593	(30)	1,485
State and municipal		10	(10)	333	(10)	343
Other debt	(2)	85	(4)	216	(6)	301
Total debt securities	(22)	4,457	(213)	5,639	(235)	10,096
Corporate stocks and other			(1)	15	(1)	15
Total	$(22)	$4,457	$(214)	$5,654	$(236)	$10,111
December 31, 2013
Debt securities
U.S. Treasury and government agencies	$(7)	$1,066			$(7)	$1,066
Residential mortgage-backed
Agency	(210)	7,950	$(12)	$293	(222)	8,243
Non-agency	(18)	855	(142)	1,719	(160)	2,574
Commercial mortgage-backed
Agency	(1)	23			(1)	23
Non-agency	(18)	1,315		14	(18)	1,329
Asset-backed	(11)	1,752	(37)	202	(48)	1,954
State and municipal	(23)	897	(21)	286	(44)	1,183
Other debt	(17)	844	(1)	12	(18)	856
Total debt securities	(305)	14,702	(213)	2,526	(518)	17,228
Corporate stocks and other	(1)	15			(1)	15
Total	$(306)	$14,717	$(213)	$2,526	$(519)	$17,243

96    The PNC Financial Services Group, Inc. – Form 10-Q

The gross unrealized loss on debt securities held to maturity was $40 million at June 30, 2014 and $98 million at December 31, 2013. The majority of the gross unrealized loss at June 30, 2014 related to agency residential mortgage-backed securities. The fair value of debt securities held to maturity that were in a continuous loss position for less than 12 months was $.7 billion and $3.6 billion at June 30, 2014 and December 31, 2013, respectively, and positions that were in a continuous loss position for 12 months or more were $1.7 billion and $48 million at June 30, 2014 and December 31, 2013, respectively. For securities transferred to held to maturity from available for sale, the unrealized loss for purposes of this analysis is determined by comparing the security’s original amortized cost to its current estimated fair value.

EVALUATING INVESTMENT SECURITIES FOR OTHER-THAN-TEMPORARY IMPAIRMENTS

For the securities in the preceding Table 74, as of June 30, 2014 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

Table 75: Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities

June 30, 2014	Range	Weighted- average (a)
Long-term prepayment rate (annual CPR)
Prime	7 – 20%	13%
Alt-A	5 – 12	6
Option ARM	3 – 6	3
Remaining collateral expected to default
Prime	1 – 34%	14%
Alt-A	5 – 53	29
Option ARM	13 – 56	39
Loss severity
Prime	25 – 68%	40%
Alt-A	30 – 80	55
Option ARM	40 – 75	60
(a)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

The PNC Financial Services Group, Inc. – Form 10-Q    97

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in Accumulated other comprehensive income (loss).

Table 76: Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

Three months ended June 30, In millions	2014	2013
Balance at beginning of period	$(1,157)	$(1,165)
Additional loss where credit impairment was previously recognized	(1)	(4)
Reduction due to credit impaired securities sold or matured		5
Balance at end of period	$(1,158)	$(1,164)

Six months ended June 30, In millions	2014	2013
Balance at beginning of period	$(1,160)	$(1,201)
Additional loss where credit impairment was previously recognized	(3)	(14)
Reduction due to credit impaired securities sold or matured	5	51
Balance at end of period	$(1,158)	$(1,164)

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 77: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
Six months ended June 30
2014	$3,401	$29	$(25)	$4	$1
2013	3,877	98	(23)	75	26

98    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2014.

Table 78: Contractual Maturity of Debt Securities

June 30, 2014 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies		$1,317	$3,422	$471	$5,210
Residential mortgage-backed
Agency		97	495	19,098	19,690
Non-agency		8	1	5,093	5,102
Commercial mortgage-backed
Agency	$69	404	20	98	591
Non-agency			51	3,386	3,437
Asset-backed	44	826	2,088	2,422	5,380
State and municipal	4	118	299	1,444	1,865
Other debt	101	996	455	243	1,795
Total debt securities available for sale	$218	$3,766	$6,831	$32,255	$43,070
Fair value	$219	$3,875	$6,949	$33,114	$44,157
Weighted-average yield, GAAP basis	3.00%	2.65%	2.35%	3.03%	2.89%
Securities Held to Maturity
U.S. Treasury and government agencies				$243	$243
Residential mortgage-backed
Agency				5,712	5,712
Non-agency				283	283
Commercial mortgage-backed
Agency		$1,032	$172		1,204
Non-agency		6		1,267	1,273
Asset-backed		4	283	694	981
State and municipal	$20	21	641	1,378	2,060
Other debt			327		327
Total debt securities held to maturity	$20	$1,063	$1,423	$9,577	$12,083
Fair value	$21	$1,113	$1,478	$9,804	$12,416
Weighted-average yield, GAAP basis	4.42%	3.43%	3.36%	3.65%	3.60%

The PNC Financial Services Group, Inc. – Form 10-Q    99

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding corporate stocks and other) was 4.6 years at June 30, 2014 and 4.9 years at December 31, 2013. The weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of June 30, 2014:

Table 79: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

June 30, 2014	Years
Agency residential mortgage-backed securities	4.2
Non-agency residential mortgage-backed securities	5.7
Agency commercial mortgage-backed securities	3.3
Non-agency commercial mortgage-backed securities	3.1
Asset-backed securities	3.5

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At June 30, 2014, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 80: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30 2014	December 31 2013
Pledged to others	$16,549	$18,772
Accepted from others:
Permitted by contract or custom to sell or repledge	1,105	1,571
Permitted amount repledged to others	886	1,343

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

The following disclosures for financial instruments accounted for at fair value have been updated during the first six months of 2014:

FINANCIAL DERIVATIVES

In connection with the sales of portions of our Visa Class B common shares, we entered into additional swap agreements with the purchaser of the shares to account for future changes in the value of the Class B common shares resulting from changes in the settlement of certain specified litigation and its effect on the conversion rate of Class B common shares into Visa Class A common shares and to make payments calculated by reference to the market price of the Class A

100    The PNC Financial Services Group, Inc. – Form 10-Q

common shares and a fixed rate of interest. The swaps are classified as Level 3 instruments and the fair values of the liability positions totaled $108 million at June 30, 2014 and $90 million at December 31, 2013, respectively.

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

The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating unobservable inputs for assumptions such as constant prepayment rates, discount rates and other factors. Significant increases/(decreases) in constant prepayment rates and discount rates would result in significantly lower/(higher) commercial MSR value determined based on current market conditions and expectations.

The PNC Financial Services Group, Inc. – Form 10-Q    101

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Table 81: Fair Value Measurements – Recurring Basis Summary

	June 30, 2014				December 31, 2013
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$4,723	$644		$5,367	$3,460	$658		$4,118
Residential mortgage-backed
Agency		20,081		20,081		22,831		22,831
Non-agency		234	$5,107	5,341		247	$5,358	5,605
Commercial mortgage-backed
Agency		604		604		646		646
Non-agency		3,558		3,558		4,042		4,042
Asset-backed		4,819	619	5,438		5,131	641	5,772
State and municipal		1,580	345	1,925		2,284	333	2,617
Other debt		1,812	31	1,843		2,505	38	2,543
Total debt securities	4,723	33,332	6,102	44,157	3,460	38,344	6,370	48,174
Corporate stocks and other	347	15		362	417	16		433
Total securities available for sale	5,070	33,347	6,102	44,519	3,877	38,360	6,370	48,607
Financial derivatives (a) (b)
Interest rate contracts	28	4,600	39	4,667	25	4,540	34	4,599
Other contracts		135	2	137		192	2	194
Total financial derivatives	28	4,735	41	4,804	25	4,732	36	4,793
Residential mortgage loans held for sale (c)		1,255	4	1,259		1,307	8	1,315
Trading securities (d)
Debt (e)	1,317	857	33	2,207	2,159	862	32	3,053
Equity	21			21	20			20
Total trading securities	1,338	857	33	2,228	2,179	862	32	3,073
Trading loans (a)		14		14		6		6
Residential mortgage servicing rights (f)			967	967			1,087	1,087
Commercial mortgage servicing rights (f) (g)			515	515
Commercial mortgage loans held for sale (c)			521	521			586	586
Equity investments (a) (h)
Direct investments			1,219	1,219			1,069	1,069
Indirect investments (i)			574	574			595	595
Total equity investments			1,793	1,793			1,664	1,664
Customer resale agreements (j)		194		194		207		207
Loans (k)		524	360	884		513	512	1,025
Other assets (a)
BlackRock Series C Preferred Stock (l)			335	335			332	332
Other	194	211	8	413	209	184	8	401
Total other assets	194	211	343	748	209	184	340	733
Total assets	$6,630	$41,137	$10,679	$58,446	$6,290	$46,171	$10,635	$63,096
Liabilities
Financial derivatives (b) (m)
Interest rate contracts	$16	$3,150	$7	$3,173	$6	$3,307	$13	$3,326
BlackRock LTIP			335	335			332	332
Other contracts		214	112	326		182	94	276
Total financial derivatives	16	3,364	454	3,834	6	3,489	439	3,934
Trading securities sold short (n)
Debt	858	17		875	1,341	1		1,342
Total trading securities sold short	858	17		875	1,341	1		1,342
Other borrowed funds			170	170			184	184
Total liabilities	$874	$3,381	$624	$4,879	$1,347	$3,490	$623	$5,460

102    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at June 30, 2014 and December 31, 2013 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. The net asset amounts were $2.0 billion at June 30, 2014 and $1.7 billion at December 31, 2013, and the net liability amounts were $1.0 billion and $.9 billion, respectively.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain residential and commercial mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $32 million at June 30, 2014 compared with net unrealized gains of $11 million at December 31, 2013.
(e)	Approximately 24% of these securities are residential mortgage-backed securities and 59% are U.S. Treasury and government agencies securities at June 30, 2014. Comparable amounts at December 31, 2013 were 17% and 69%, respectively.
(f)	Included in Other intangible assets on our Consolidated Balance Sheet.
(g)	As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value. Accordingly, beginning with the first quarter of 2014, commercial MSRs are measured at fair value on a recurring basis.
(h)	Our adoption of ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, did not result in a change in classification or status of our accounting for investment companies.
(i)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments related to indirect equity investments was $124 million and related to direct equity investments was $29 million as of June 30, 2014, respectively. Comparable amounts at December 31, 2013 were $128 million and $36 million, respectively.
(j)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(k)	Included in Loans on our Consolidated Balance Sheet.
(l)	PNC has elected the fair value option for these shares.
(m)	Included in Other liabilities on our Consolidated Balance Sheet.
(n)	Included in Other borrowed funds on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    103

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months and six months ended June  30, 2014 and 2013 follow:

Table 82: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended June 30, 2014

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2014 (c)
Level 3 Instruments Only In millions	Fair Value March 31, 2014	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2014
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,234	$40	$31				$(198)			$5,107	$(1)
Asset-backed	642	4					(27)			619
State and municipal	331		13				1			345
Other debt	32			$1	$(1)		(1)			31
Total securities available for sale	6,239	44	44	1	(1)		(225)			6,102	(1)
Financial derivatives	30	59		1			(49)			41	47
Residential mortgage loans held for sale	5	1		3	(1)		(1)	$1	$(4)	4	1
Trading securities – Debt	32	1								33	2
Residential mortgage servicing rights	1,039	(57)				$20	(35)			967	(57)
Commercial mortgage servicing rights	529	(11)		9		10	(22)			515	(11)
Commercial mortgage loans held for sale	577	5					(61)			521	5
Equity investments
Direct investments	1,163	38		99	(81)					1,219	30
Indirect investments	594	15		6	(39)		(2)			574	14
Total equity investments	1,757	53		105	(120)		(2)			1,793	44
Loans	506	10		22	(132)		(24)	3	(25)	360	8
Other assets
BlackRock Series C Preferred Stock	330	5								335	5
Other	8									8
Total other assets	338	5								343	5
Total assets	$11,052	$110 (e)	$44	$141	$(254)	$30	$(419)	$4	$(29)	$10,679	$43 (f)
Liabilities
Financial derivatives (d)	$440	$30					$(16)			$454	$16
Other borrowed funds	181	(7)					(4)			170
Total liabilities	$621	$23 (e)					$(20)			$624	$16 (f)

104    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended June 30, 2013

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2013 (c)
Level 3 Instruments Only In millions	Fair Value March 31, 2013	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2013
Assets
Securities available for sale
Residential mortgage-backed non-agency	$6,038	$47		$(100)				$(274)			$5,711	$(3)
Commercial mortgage-backed non-agency		2						(2)
Asset-backed	701	1		4				(34)			672	(1)
State and municipal	330			(2)	$4			(1)			331
Other debt	49				1	$(2)					48
Total securities available for sale	7,118	50		(98)	5	(2)		(311)			6,762	(4)
Financial derivatives	93	64			1			(105)		$(2)	51	50
Residential mortgage loans held for sale	44				21	(1)		1	$3	(38)	30
Trading securities – Debt	32										32
Residential mortgage servicing rights	779	208					$43	(55)			975	208
Commercial mortgage loans held for sale	769	(13)				(100)		(21)			635	(14)
Equity investments
Direct investments	1,193	15			49	(142)					1,115
Indirect investments	627	20			6	(30)					623	20
Total equity investments	1,820	35			55	(172)					1,738	20
Loans	272	16						(10)	45	(12)	311	12
Other assets
BlackRock Series C Preferred Stock	270										270
Other	9			(1)							8
Total other assets	279			(1)							278
Total assets	$11,206	$360	(e)	$(99)	$82	$(275)	$43	$(501)	$48	$(52)	$10,812	$272 (f)
Liabilities
Financial derivatives (d)	$400	$84				$1		$(102)			$383	$16
Other borrowed funds	130	3						62			195
Total liabilities	$530	$87	(e)			$1		$(40)			$578	$16 (f)

The PNC Financial Services Group, Inc. – Form 10-Q    105

Six Months Ended June 30, 2014

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2014 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2013	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2014
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,358	$74	$85				$(410)			$5,107	$(3)
Asset-backed	641	8	19				(49)			619
State and municipal	333	(2)	14							345
Other debt	38	1		$1	$(7)		(2)			31
Total securities available for sale	6,370	81	118	1	(7)		(461)			6,102	(3)
Financial derivatives	36	119		1			(115)			41	80
Residential mortgage loans held for sale	8	1		8	(3)		(1)	$4	$(13)	4	1
Trading securities – Debt	32	1								33	2
Residential mortgage servicing rights	1,087	(116)		17		$43	(64)			967	(114)
Commercial mortgage servicing rights		(25)		16		17	507 (g)			515	(25)
Commercial mortgage loans held for sale	586	7					(72)			521	7
Equity investments
Direct investments	1,069	72		168	(90)					1,219	63
Indirect investments	595	33		12	(65)		(1)			574	31
Total equity investments	1,664	105		180	(155)		(1)			1,793	94
Loans	512	19		54	(138)		(43)	10	(54)	360	14
Other assets
BlackRock Series C Preferred Stock	332	3								335	3
Other	8									8
Total other assets	340	3								343	3
Total assets	$10,635	$195 (e)	$118	$277	$(303)	$60	$(250)	$14	$(67)	$10,679	$59 (f)
Liabilities
Financial derivatives (d)	$439	$70			$1		$(56)			$454	$22
Other borrowed funds	184	(3)					(11)			170
Total liabilities	$623	$67 (e)			$1		$(67)			$624	$22 (f)

106    The PNC Financial Services Group, Inc. – Form 10-Q

Six Months Ended June 30, 2013

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2013 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2012	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2013
Assets
Securities available for sale
Residential mortgage- backed non-agency	$6,107	$90		$39				$(525)			$5,711	$(10)
Commercial mortgage backed non-agency		3						(3)
Asset-backed	708	4		29				(69)			672	(4)
State and municipal	339	1			$4			(13)			331
Other debt	48				2	$(2)					48
Total securities available for sale	7,202	98		68	6	(2)		(610)			6,762	(14)
Financial derivatives	106	153			2			(208)		$(2)	51	113
Residential mortgage loans held for sale	27	1			49	(1)		1	$6	(53)	30	1
Trading securities – Debt	32										32
Residential mortgage servicing rights	650	286			64		$80	(105)			975	279
Commercial mortgage loans held for sale	772	(12)				(102)		(23)			635	(13)
Equity investments
Direct investments	1,171	34			63	(153)					1,115	14
Indirect investments	642	33			10	(62)					623	33
Total equity investments	1,813	67			73	(215)					1,738	47
Loans	134	21						115	57	(16)	311	17
Other assets
BlackRock Series C Preferred Stock	243	60						(33)			270	60
Other	9			(1)							8
Total other assets	252	60		(1)				(33)			278	60
Total assets	$10,988	$674	(e)	$67	$194	$(320)	$80	$(863)	$63	$(71)	$10,812	$490 (f)
Liabilities
Financial derivatives (d)	$376	$160				$1		$(154)			$383	$77
Other borrowed funds		3						192			195
Total liabilities	$376	$163	(e)			$1		$38			$578	$77 (f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Includes swaps entered into in connection with sales of certain Visa Class B common shares.
(e)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $87 million for the second quarter of 2014, while for the first six months of 2014 there were $128 million of net gains (realized and unrealized) included in earnings. The comparative amounts included net gains (realized and unrealized) of $273 million for second quarter 2013 and net gains (realized and unrealized) of $511 million for the first six months of 2013. These amounts also included amortization and accretion of $44 million for the second quarter of 2014 and $85 million for the first six months of 2014. The comparative amounts were $54 million for the second quarter of 2013 and $111 million for the first six months of 2013. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $27 million for the second quarter of 2014, while for the first six months of 2014 there were $37 million of net unrealized gains. The comparative amounts included net unrealized gains of $256 million for the second quarter of 2013 and net unrealized gains of $413 million for the first six months of 2013. These amounts were included in Noninterest income on the Consolidated Income Statement.
(g)	Settlements relating to commercial MSRs of $552 million represent the fair value as of January 1, 2014 as a result of an irrevocable election to measure all classes of commercial MSRs at fair value. Refer to Note 9 Goodwill and Other Intangible Assets for additional information on commercial MSRs.

The PNC Financial Services Group, Inc. – Form 10-Q    107

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the first six months of 2014, there were transfers of residential mortgage loans held for sale from Level 2 to Level 3 of $4 million as a result of reduced marketability in the secondary residential mortgage sales market which reduced the observability of valuation inputs. Also during the first six months of 2014, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $3 million and $54 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $10 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during the first six months of 2014 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in

Transfers out of Level 3 residential mortgages loans held for sale and Transfers into Level 3 loans within Table 82.

During the first six months of 2013, there were transfers of residential mortgage loans held for sale and loans from Level 2 to Level 3 of $6 million and $11 million, respectively, as a result of reduced marketability in the secondary residential mortgage sales market which reduced the observability of valuation inputs. Also during the first six months of 2013, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $7 million and $16 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $46 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during the first six months of 2013 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgage loans held for sale and Transfers into Level 3 loans within Table 82.

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 83: Fair Value Measurements – Recurring Quantitative Information

June 30, 2014

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$5,107	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 28.9% (6.9%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	0% - 19.3% (6.1%)	(a	)
		pricing model (a)	Loss severity	6.1% - 96.4% (52.8%)	(a	)
			Spread over the benchmark curve (b)	223bps weighted average	(a	)
Asset-backed securities	619	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 15.7% (6.0%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	1.0% - 13.9% (7.9%)	(a	)
		pricing model (a)	Loss severity	14.6% - 100% (72.2%)	(a	)
			Spread over the benchmark curve (b)	288bps weighted average	(a	)
State and municipal securities	132	Discounted cash flow	Spread over the benchmark curve (b)	60bps - 195bps (74bps)
	213	Consensus pricing (c)	Credit and Liquidity discount	0% - 25.0% (2.2%)
Other debt securities	31	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 95.0% (88.4%)
Trading securities – Debt	33	Consensus pricing (c)	Credit and Liquidity discount	2.0% - 20.0% (3.4%)
Residential mortgage servicing rights	967	Discounted cash flow	Constant prepayment rate (CPR)	3.5% - 48.6% (9.1%)
			Spread over the benchmark curve (b)	889bps - 1,889bps (1,040bps)
Commercial mortgage servicing rights	515	Discounted cash flow	Constant prepayment rate (CPR)	6.4% - 14.4% (8.2%)
			Discount rate	4.4% - 8.9% (6.7%)
Commercial mortgage loans held for sale	521	Discounted cash flow	Spread over the benchmark curve (b)	455bps - 10,650bps (1,174bps)
Equity investments – Direct investments	1,219	Multiple of adjusted earnings	Multiple of earnings	3.2x - 12.5x (7.3x)
Equity investments – Indirect (d)	574	Net asset value	Net asset value
Loans – Residential real estate	100	Consensus pricing (c)	Cumulative default rate	2.0% - 100% (92.6%)
			Loss severity	0% - 100% (43.7%)
			Discount rate	4.1% - 12.0% (10.8%)
	143	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	10.0% weighted average
Loans – Home equity (e)	117	Consensus pricing (c)	Credit and Liquidity discount	36.0% - 99.0% (57.0%)
BlackRock Series C Preferred Stock	335	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(335)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(108)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	41.5%
			Estimated growth rate of Visa Class A share price	14.0%
Other borrowed funds (e)	(170)	Consensus pricing (c)	Credit and Liquidity discount	0% - 99.0% (21.0%)
			Spread over the benchmark curve (b)	43bps
Insignificant Level 3 assets, net of liabilities (f)	42

Total Level 3 assets, net of liabilities (g)	$10,055

108    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2013

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$5,358	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 32.1% (6.0%)	(a)
		using a discounted cash flow	Constant default rate (CDR)	0% - 21.9% (6.6%)	(a)
		pricing model (a)	Loss severity	6.1% - 92.9% (52.3%)	(a)
			Spread over the benchmark curve (b)	237bps weighted average	(a)
Asset-backed securities	641	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 11.1% (5.0%)	(a)
		using a discounted cash flow	Constant default rate (CDR)	1.0% - 13.9% (8.7%)	(a)
		pricing model (a)	Loss severity	10.0% - 100% (70.1%)	(a)
			Spread over the benchmark curve (b)	326bps weighted average	(a)
State and municipal securities	132	Discounted cash flow	Spread over the benchmark curve (b)	80bps - 240bps (97bps)
	201	Consensus pricing (c)	Credit and Liquidity discount	0% - 25.0% (8.3%)
Other debt securities	38	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 95.0% (88.4%)
Trading securities – Debt	32	Consensus pricing (c)	Credit and Liquidity discount	0% - 20.0% (8.3%)
Residential mortgage servicing rights	1,087	Discounted cash flow	Constant prepayment rate (CPR)	2.2% - 32.9% (7.6%)
			Spread over the benchmark curve (b)	889bps - 1,888bps (1,024bps)
Commercial mortgage loans held for sale	586	Discounted cash flow	Spread over the benchmark curve (b)	460bps - 6,655bps (972bps)
Equity investments – Direct investments	1,069	Multiple of adjusted earnings	Multiple of earnings	4.5x - 10.8x (7.2x)
Equity investments – Indirect (d)	595	Net asset value	Net asset value
Loans – Residential real estate	225	Consensus pricing (c)	Cumulative default rate	2.0% - 100% (80.0%)
			Loss severity	0% - 100% (48.4%)
			Discount rate	12.0% - 13.0% (12.2%)
	164	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	10.0% weighted average
Loans – Home equity (e)	123	Consensus pricing (c)	Credit and Liquidity discount	36.0% - 99.0% (55.0%)
BlackRock Series C Preferred Stock	332	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(332)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(90)	Discounted cash flow	Estimated conversion factor of
			Class B shares into Class A shares	41.7%
			Estimated growth rate of Visa Class
			A share price	8.6%
Other borrowed funds (e)	(184)	Consensus pricing (c)	Credit and Liquidity discount	0% - 99.0% (18.0%)
			Spread over the benchmark curve (b)	13bps
Insignificant Level 3 assets, net of liabilities (f)	35

Total Level 3 assets, net of liabilities (g)	$10,012
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of June 30, 2014 totaling $4,437 million and $587 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2013 were $4,672 million and $610 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of June 30, 2014 of $670 million and $32 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2013 were $686 million and $31 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed since these investments are recorded at their net asset redemption values.
(e)	Primarily includes a consolidated Non-agency securitization.
(f)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, residential mortgage loans held for sale and other assets. For additional information, please see commercial mortgage loan commitment assets and liabilities, residential mortgage loan commitment assets, interest rate option assets and liabilities and risk participation agreement assets and liabilities within the Financial Derivatives discussion, and the Residential Mortgage Loans Held for Sale and Other Assets and Liabilities discussions included in Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.
(g)	Consisted of total Level 3 assets of $10,679 million and total Level 3 liabilities of $624 million as of June 30, 2014 and $10,635 million and $623 million as of December 31, 2013, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    109

OTHER FINANCIAL ASSETS ACCOUNTED FOR AT FAIR VALUE ON A NONRECURRING BASIS

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment and are included in Table 84 and Table 85. For more information regarding the valuation methodologies for assets measured at fair value on a nonrecurring basis, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

Table 84: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2014	December 31 2013	June 30 2014	June 30 2013	June 30 2014	June 30 2013
Assets
Nonaccrual loans	$79	$35	$(11)	$(9)	$(15)	$(10)
Loans held for sale	157	224	(1)	(11)	(1)	(11)
Equity investments		6	(3)	(3)	(3)	(3)
Commercial mortgage servicing rights (b)		543		60		73
OREO and foreclosed assets	149	181	(7)	(19)	(15)	(33)
Long-lived assets held for sale	21	51	(6)	(12)	(9)	(27)
Total assets	$406	$1,040	$(28)	$6	$(43)	$(11)
(a)	All Level 3 as of June 30, 2014 and December 31, 2013, except for $10 million included in Loans held for sale which are categorized as Level 2 as of June 30, 2014.
(b)	As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value. Accordingly, beginning with the first quarter of 2014, commercial MSRs are measured at fair value on a recurring basis.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 85: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
June 30, 2014
Assets
Nonaccrual loans (a)	$56	LGD percentage (b)	Loss severity	9.1%-72.1% (34.1%)
Loans held for sale	147	Discounted cash flow	Spread over the benchmark curve (c)	22bps-550bps (47bps)
			Embedded servicing value	.8%-3.5% (3.3%)
Other (d)	193	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total Assets	$396
December 31, 2013
Assets
Nonaccrual loans (a)	$21	LGD percentage (b)	Loss severity	7.0%-84.9% (36.6%)
Loans held for sale	224	Discounted cash flow	Spread over the benchmark curve (c)	35bps-220bps (144bps)
			Embedded servicing value	.8%-3.5% (2.0%)
Equity investments	6	Discounted cash flow	Market rate of return	6.5%
Commercial mortgage servicing rights (e)	543	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.1%-11.8% (7.7%) 5.4%-7.6% (6.7%)
Other (d)	246	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total Assets	$1,040
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	LGD percentage represents the amount that PNC expects to lose in the event a borrower defaults on an obligation.
(c)	The assumed yield spread over benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(d)	Other included Nonaccrual loans of $23 million, OREO and foreclosed assets of $149 million and Long-lived assets held for sale of $21 million as of June 30, 2014. Comparably, as of December 31, 2013, Other included Nonaccrual loans of $14 million, OREO and foreclosed assets of $181 million and Long-lived assets held for sale of $51 million. The fair value of these assets is determined based on appraised value or sales price, the range of which is not meaningful to disclose.
(e)	As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value. Accordingly, beginning with the first quarter of 2014, commercial MSRs are measured at fair value on a recurring basis.

110    The PNC Financial Services Group, Inc. – Form 10-Q

FINANCIAL INSTRUMENTS ACCOUNTED FOR UNDER FAIR VALUE OPTION

For more information regarding financial instruments we elected to measure at fair value under fair value option on our Consolidated Balance Sheet, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

The changes in fair value included in Noninterest income for items for which we elected the fair value option are included in the table below.

Table 86: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2014	June 30 2013	June 30 2014	June 30 2013
Assets
Customer resale agreements		$(3)	$(1)	$(5)
Trading loans	$1	1	1	2
Commercial mortgage loans held for sale	5	(13)	7	(12)
Residential mortgage loans held for sale (b)	64	(65)	129	(8)
Residential mortgage loans – portfolio (b)	59	26	87	32
BlackRock Series C Preferred Stock	5		3	60
Liabilities
Other borrowed funds	7	(3)	3	(3)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	Prior periods were corrected for the allocation between Residential mortgage loans held for sale and Residential mortgage loans – portfolio. This resulted in a reclass of $13 million from held for sale to the portfolio line item.

The PNC Financial Services Group, Inc. – Form 10-Q    111

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 87: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2014
Assets
Customer resale agreements	$194	$184	$10
Trading loans	14	14
Residential mortgage loans held for sale
Performing loans	1,250	1,188	62
Accruing loans 90 days or more past due	2	2
Nonaccrual loans	7	8	(1)
Total	1,259	1,198	61
Commercial mortgage loans held for sale (a)
Performing loans	517	596	(79)
Nonaccrual loans	4	9	(5)
Total	521	605	(84)
Residential mortgage loans – portfolio
Performing loans	178	262	(84)
Accruing loans 90 days or more past due (b)	450	529	(79)
Nonaccrual loans	256	404	(148)
Total	884	1,195	(311)
Liabilities
Other borrowed funds (c)	$170	$215	$(45)
December 31, 2013
Assets
Customer resale agreements	$207	$196	$11
Trading loans	6	6
Residential mortgage loans held for sale
Performing loans	1,298	1,260	38
Accruing loans 90 days or more past due	2	2
Nonaccrual loans	15	18	(3)
Total	1,315	1,280	35
Commercial mortgage loans held for sale (a)
Performing loans	583	669	(86)
Nonaccrual loans	3	9	(6)
Total	586	678	(92)
Residential mortgage loans – portfolio
Performing loans	215	313	(98)
Accruing loans 90 days or more past due (b)	445	517	(72)
Nonaccrual loans	365	598	(233)
Total	1,025	1,428	(403)
Liabilities
Other borrowed funds (c)	$184	$225	$(41)
(a)	There were no accruing loans 90 days or more past due within this category at June 30, 2014 or December 31, 2013.
(b)	Included in this population are government insured loans and non-government insured home equity loans. Loans that are insured by the government result in a higher fair value than those that do not have that guarantee.
(c)	Related to a Non-agency securitization that PNC consolidated in the first quarter of 2013.

112    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides additional information regarding the fair value and classification within the fair value hierarchy of financial instruments.

Table 88: Additional Fair Value Information Related to Financial Instruments

In millions	Carrying Amount	Fair Value
		Total		Level 1	Level 2	Level 3
June 30, 2014
Assets
Cash and due from banks	$4,892	$4,892		$4,892
Short-term assets	19,367	19,367			$19,367
Trading securities	2,228	2,228		1,338	857	$33
Investment securities	56,602	56,935		5,339	45,482	6,114
Trading loans	14	14			14
Loans held for sale	2,228	2,230			1,312	918
Net loans (excludes leases)	189,793	192,128			524	191,604
Other assets	4,270	4,899	(a)	194	1,828	2,877
Financial derivatives
Designated as hedging instruments under GAAP	1,228	1,228			1,228
Not designated as hedging instruments under GAAP	3,576	3,576		28	3,507	41
Total Assets	$284,198	$287,497		$11,791	$74,119	$201,587

Liabilities
Demand, savings and money market deposits	$200,524	$200,524			$200,524
Time deposits	22,030	22,053			22,053
Borrowed funds	49,365	50,205		$858	47,848	$1,499
Financial derivatives
Designated as hedging instruments under GAAP	264	264			264
Not designated as hedging instruments under GAAP	3,570	3,570		16	3,100	454
Unfunded loan commitments and letters of credit	213	213				213
Total Liabilities	$275,966	$276,829		$874	$273,789	$2,166
December 31, 2013
Assets
Cash and due from banks	$4,043	$4,043		$4,043
Short-term assets	15,113	15,113			$15,113
Trading securities	3,073	3,073		2,179	862	$32
Investment securities	60,294	60,372		4,120	49,865	6,387
Trading loans	6	6			6
Loans held for sale	2,255	2,256			1,307	949
Net loans (excludes leases)	184,305	185,887			513	185,374
Other assets	4,162	4,975	(a)	209	1,791	2,975
Financial derivatives
Designated as hedging instruments under GAAP	1,189	1,189			1,189
Not designated as hedging instruments under GAAP	3,604	3,604		25	3,543	36
Total Assets	$278,044	$280,518		$10,576	$74,189	$195,753

Liabilities
Demand, savings and money market deposits	$197,465	$197,465			$197,465
Time deposits	23,466	23,487			23,487
Borrowed funds	46,427	47,258		$1,341	44,431	$1,486
Financial derivatives
Designated as hedging instruments under GAAP	364	364			364
Not designated as hedging instruments under GAAP	3,570	3,570		6	3,125	439
Unfunded loan commitments and letters of credit	224	224				224
Total Liabilities	$271,516	$272,368		$1,347	$268,872	$2,149
(a)	Includes $741 million for Visa Class B common shares, which was estimated solely based upon the June 30, 2014 closing price for the Visa Class A common shares and the current Visa Class B common shares conversion rate. The Class B common shares are transferable only under limited circumstances, which could impact the aforementioned estimate, until they can be converted into Class A common shares. The comparable amount at December 31, 2013 was $971 million. For additional information, see Note 24 Commitments and Guarantees in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    113

The aggregate fair value of financial instruments in Table 88 does not represent the total market value of PNC’s assets and liabilities as the table excludes the following:

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

The aggregate carrying value of our FHLB and FRB stock was $1.6 billion at both June 30, 2014 and December 31, 2013, which approximates fair value at each date.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

Goodwill by business segment consisted of the following:

Table 89: Goodwill by Business Segment (a)

In millions	June 30 2014	December 31 2013
Retail Banking	$5,795	$5,795
Corporate & Institutional Banking	3,215	3,215
Asset Management Group	64	64
Total	$9,074	$9,074
(a)	The Residential Mortgage Banking and Non-Strategic Assets Portfolio business segments did not have any goodwill allocated to them as of June 30, 2014 and December 31, 2013.

OTHER INTANGIBLE ASSETS

As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value, which precludes the recognition of valuation allowance or accumulated amortization. Refer to the Mortgage Servicing Rights section of this Note 9 for additional information regarding commercial mortgage servicing rights.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Table 90: Other Intangible Assets

In millions	June 30 2014	December 31 2013
Customer-related and other intangibles
Gross carrying amount	$1,671	$1,676
Accumulated amortization	(1,156)	(1,096)
Net carrying amount	$515	$580
Mortgage servicing rights (a)
Gross carrying amount	$1,482	$2,620
Valuation allowance		(88)
Accumulated amortization		(896)
Net carrying amount	$1,482	$1,636
Total	$1,997	$2,216
(a)	Upon the first quarter 2014 irrevocable election of fair value for commercial MSRs, the gross carrying amount of MSRs as of June 30, 2014 represents the fair value of both classes of MSRs.

Amortization expense on existing intangible assets follows:

Table 91: Amortization Expense on Existing Intangible Assets

In millions
Six months ended June 30, 2014	$65
Six months ended June 30, 2013 (a)	128
Remainder of 2014	62
2015	110
2016	93
2017	79
2018	68
2019	57
(a)	Includes amortization expense recorded during the first six months of 2013 for commercial MSRs. As of January 1, 2014, PNC made an irrevocable election to measure commercial MSRs at fair value, and, accordingly, amortization expense for commercial MSRs is no longer recorded.

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

114    The PNC Financial Services Group, Inc. – Form 10-Q

Changes in customer-related and other intangible assets during the first six months of 2014 follow:

Table 92: Summary of Changes in Customer-Related and Other Intangible Assets

In millions	Customer- Related
December 31, 2013	$580
Amortization	(65)
June 30, 2014	$515

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

Changes in commercial MSRs accounted for at fair value during the first six months of 2014 follow:

Table 93: Commercial Mortgage Servicing Rights Accounted for at Fair Value

In millions	2014
January 1	$552
Additions:
From loans sold with servicing retained	17
Purchases	16
Changes in fair value due to:
Time and payoffs (a)	(45)
Other (b)	(25)
June 30	$515
Unpaid principal balance of loans serviced for others at June 30	$143,226
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

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

Changes in commercial MSRs during the first six months of 2013, prior to the irrevocable fair value election, follow:

Table 94: Commercial Mortgage Servicing Rights Accounted for Under the Amortization Method

In millions	2013
Commercial Mortgage Servicing Rights – Net Carrying Amount
January 1	$420
Additions (a)	86
Amortization expense	(54)
Change in valuation allowance	73
June 30	$525
Commercial Mortgage Servicing Rights – Valuation Allowance
January 1	$(176)
Provision	(4)
Recoveries	76
Other	1
June 30	$(103)
(a)	Additions for the first six months of 2013 included $31 million from loans sold with servicing retained and $55 million from purchases of servicing rights from third parties.

The PNC Financial Services Group, Inc. – Form 10-Q    115

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

Changes in the residential MSRs follow:

Table 95: Residential Mortgage Servicing Rights

In millions	2014	2013
January 1	$1,087	$650
Additions:
From loans sold with servicing retained	43	80
Purchases	17	64
Changes in fair value due to:
Time and payoffs (a)	(64)	(105)
Other (b)	(116)	286
June 30	$967	$975
Unpaid principal balance of loans serviced for others at June 30	$110,933	$115,740
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2014 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 96: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2014	December 31 2013
Fair Value	$515	$552
Weighted-average life (years)	5.0	5.3
Weighted-average constant prepayment rate	8.19%	7.52%
Decline in fair value from 10% adverse change	$11	$12
Decline in fair value from 20% adverse change	$21	$23
Effective discount rate	6.66%	6.91%
Decline in fair value from 10% adverse change	$14	$18
Decline in fair value from 20% adverse change	$29	$35

Table 97: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2014	December 31 2013
Fair value	$967	$1,087
Weighted-average life (years)	7.1	7.9
Weighted-average constant prepayment rate	9.10%	7.61%
Decline in fair value from 10% adverse change	$37	$34
Decline in fair value from 20% adverse change	$72	$67
Weighted-average option adjusted spread	10.40%	10.24%
Decline in fair value from 10% adverse change	$40	$47
Decline in fair value from 20% adverse change	$77	$91

116    The PNC Financial Services Group, Inc. – Form 10-Q

Fees from mortgage loan servicing, comprised of contractually specified servicing fees, late fees and ancillary fees, follows:

Table 98: Fees from Mortgage Loan Servicing

In millions	2014	2013
Six months ended June 30	$256	$274
Three months ended June 30	127	137

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

The components of our net periodic pension and postretirement benefit cost for the first six months of 2014 and 2013, respectively, were as follows:

Table 99: Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended June 30 In millions	2014	2013	2014	2013	2014	2013
Net periodic cost consists of:
Service cost	$26	$29	$1	$1	$1	$2
Interest cost	47	43	3	3	4	4
Expected return on plan assets	(72)	(72)
Amortization of prior service credit	(2)	(2)				(1)
Amortization of actuarial losses		21	1	2
Net periodic cost/(benefit)	$(1)	$19	$5	$6	$5	$5

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Six months ended June 30 In millions	2014	2013	2014	2013	2014	2013
Net periodic cost consists of:
Service cost	$51	$57	$2	$2	$2	$3
Interest cost	94	85	6	6	8	8
Expected return on plan assets	(144)	(144)
Amortization of prior service credit	(4)	(4)				(2)
Amortization of actuarial losses		43	2	4
Net periodic cost/(benefit)	$(3)	$37	$10	$12	$10	$9

STOCK BASED COMPENSATION PLANS

As more fully described in Note 16 Stock Based Compensation Plans in our 2013 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of June 30, 2014, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first six months of 2014 and 2013 was $104 million and $84 million, respectively. At June 30, 2014, there was $208 million of unamortized share-based compensation expense related to nonvested equity compensation arrangements granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

118    The PNC Financial Services Group, Inc. – Form 10-Q

NONQUALIFIED STOCK OPTIONS

Beginning in 2014, PNC discontinued the use of stock options as a standard element of our long-term equity incentive compensation programs under our Incentive Plans and did not grant any options in the first six months of 2014. Prior to 2014, options were granted at exercise prices not less than the market value of common stock on the grant date. Generally, options become exercisable in installments after the grant date. No option may be exercisable after 10 years from its grant date. Payment of the option exercise price may be in cash or by surrendering shares of common stock at market value on the exercise date. The exercise price may be paid by using previously owned shares.

For purposes of computing stock option expense for 2013, we estimated the fair value of stock options at the grant date by using the Black-Scholes option-pricing model. Option pricing models require the use of numerous assumptions, many of which are subjective. We used the following assumptions in the Black-Scholes model to determine the 2013 grant date fair value, as follows:

Table 100: Option Pricing Assumptions (a)

Weighted-average for the six months ended June 30	2013
Risk-free interest rate	.9%
Dividend yield	2.5
Volatility	34.0
Expected life	6.5	yrs.
Grant-date fair value	$16.35
(a)	PNC did not grant any stock options in the first six months of 2014.

There were no options granted in 2013 where the grant date fair value exceeded the market value. The following table represents the stock option activity for the first six months of 2014.

Table 101: Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2013	10,354	$57.57	544	$662.28	10,898	$87.75
Granted (a)
Exercised	(2,663)	60.12			(2,663)	60.12
Cancelled	(40)	55.29	(19)	521.91	(59)	208.04
Outstanding at June 30, 2014	7,651	$56.69	525	$667.45	8,176	$95.89
Exercisable at June 30, 2014	7,405	$56.51	525	$667.45	7,930	$96.94
(a)	PNC did not grant any stock options in the first six months of 2014.

During the first six months of 2014, we issued approximately 1.8 million common shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize primarily treasury stock for any future stock option exercises.

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

The PNC Financial Services Group, Inc. – Form 10-Q    119

Table 102: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Share Units	Weighted- Average Grant Date Fair Value
December 31, 2013	1,647	$63.49	3,483	$62.70
Granted	723	79.90	1,114	81.28
Vested/Released	(513)	63.64	(843)	63.30
Forfeited	(11)	65.37	(67)	66.52
June 30, 2014	1,846	$69.86	3,687	$68.11

In the preceding table, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

LIABILITY AWARDS

A summary of all nonvested, cash-payable incentive/performance units and restricted share unit activity follows:

Table 103: Nonvested Cash-Payable Incentive/Performance Units and Restricted Share Units – Rollforward

In thousands	Cash-Payable Incentive/ Performance Units	Cash-Payable Restricted Share Units	Total
Outstanding at December 31, 2013	116	825	941
Granted	100	269	369
Vested and Released	(39)	(425)	(464)
Forfeited		(6)	(6)
Outstanding at June 30, 2014	177	663	840

Included in the preceding table are cash-payable restricted share units granted to certain executives. These grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are generally no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of June 30, 2014, the aggregate intrinsic value of all outstanding nonvested cash-payable incentive/performance units and restricted share units was $75 million.

NOTE 12 FINANCIAL DERIVATIVES

We use derivative financial instruments (derivatives) primarily to help manage exposure to interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows. We also enter into derivatives with customers to facilitate their risk management activities. Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract.

For more information regarding derivatives see Note 1 Accounting Policies and Note 17 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by PNC:

Table 104: Total Gross Deriva tives

	June 30, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP	$39,529	$1,228	$264	$36,197	$1,189	$364
Derivatives not designated as hedging instruments under GAAP	396,884	3,576	3,570	345,059	3,604	3,570
Total gross derivatives	$436,413	$4,804	$3,834	$381,256	$4,793	$3,934
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.

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

120    The PNC Financial Services Group, Inc. – Form 10-Q

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

Further detail regarding the notional amounts and fair values related to derivatives designated in hedge relationships is presented in the following table:

Table 105: Derivatives Designated As Hedging Instruments under GAAP

	June 30, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Interest rate contracts:
Fair value hedges:
Receive-fixed swaps (c)	$18,860	$876	$93	$16,446	$871	$230
Pay-fixed swaps (c) (d)	4,457	11	116	4,076	54	66
Subtotal	$23,317	$887	$209	$20,522	$925	$296
Cash flow hedges:
Receive-fixed swaps (c)	$15,223	$341	$12	$14,737	$264	$58
Subtotal	$15,223	$341	$12	$14,737	$264	$58
Foreign exchange contracts:
Net investment hedge	989		43	938		10
Total derivatives designated as hedging instruments	$39,529	$1,228	$264	$36,197	$1,189	$364
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 41% were based on 1-month LIBOR and 59% on 3-month LIBOR at June 30, 2014 compared with 43% and 57%, respectively, at December 31, 2013.
(d)	Includes zero-coupon swaps.

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 106: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges

			Three months ended				Six months ended
			June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Interest rate contracts	U.S. Treasury and Government Agencies Securities	Investment securities (interest income)	$(53)	$55	$41	$(43)	$(83)	86	$63	$(66)
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(2)	1	3	(3)	(1)	1	5	(5)
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	51	(60)	(195)	190	74	(89)	(263)	256
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	50	(52)	(206)	204	59	(62)	(271)	268
Total (a)			$46	$(56)	$(357)	$348	$49	$(64)	$(466)	$453
(a)	The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $10 million for the three months ended June 30, 2014 and net losses of $15 million for the six months ended June 30, 2014 compared with net losses of $9 million for the three months ended June 30, 2013 and net losses of $13 million for the six months ended June 30, 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    121

CASH FLOW HEDGES

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow June 30, 2014, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $225 million pretax, or $146 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2014. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow June 30, 2014, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $19 million pretax, or $12 million after-tax, as adjustments of yield on investment securities. As of June 30, 2014 there were no forward purchase or sale contracts designated in a cash flow hedge relationship.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first six months of 2014 and 2013, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 107: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Three months ended June 30		Six months ended June 30
In millions	2014	2013	2014	2013
Gains (Losses) on Derivatives Recognized in OCI – (Effective Portion)	$138	$(193)	$210	$(179)
Less: Gains (Losses) Reclassified from Accumulated OCI into Income – (Effective Portion)
Interest income	64	80	136	186
Noninterest income	(7)	8	(2)	23
Total Gains (Losses) Reclassified from Accumulated OCI into Income – (Effective Portion)	57	88	134	209
Net unrealized gains (losses) on cash flow hedge derivatives	$81	$(281)	$76	$(388)
(a)	All cash flow hedge derivatives are interest rate contracts as of June 30, 2014 and June 30, 2013.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

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

For the first six months of 2014 and 2013, there was no net investment hedge ineffectiveness.

Further detail on gains (losses) on net investment hedge derivatives is presented in the following table:

Table 108: Gains (Losses) on Derivatives – Net Investment Hedges

	Three months ended June 30		Six months ended June 30
In millions	2014	2013	2014	2013
Gains (Losses) on Derivatives Recognized in OCI (Effective Portion)
Foreign exchange contracts	$(26)	$(1)	$(33)	$56

122    The PNC Financial Services Group, Inc. – Form 10-Q

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

Further detail regarding the notional amounts and fair values related to derivatives not designated in hedge relationships is presented in the following table:

Ta ble 109: Derivatives Not Designated As Hedging Instruments under GAAP

	June 30, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$35,434	$619	$291	$37,424	$654	$360
Swaptions	1,848	25	21	845	18	18
Futures (c)	31,696			49,250
Futures options	99,825	22	10	24,000	10	2
Mortgage-backed securities commitments	525	3		832		3
Subtotal	$169,328	$669	$322	$112,351	$682	$383
Loan sales
Interest rate contracts:
Futures (c)	$188			$350
Bond options	300			200	$1
Mortgage-backed securities commitments	4,921	$11	$31	5,173	26	$9
Residential mortgage loan commitments	2,353	26		1,605	13
Subtotal	$7,762	$37	$31	$7,328	$40	$9
Subtotal	$177,090	$706	$353	$119,679	$722	$392
Derivatives used for commercial mortgage banking activities:
Interest rate contracts:
Swaps	$2,904	$37	$46	$2,158	$23	$52
Swaptions	440	3	3	125		3
Futures (c)	15,756			4,598
Futures options	18,500	6	6	45,500	15	4
Commercial mortgage loan commitments	1,499	11	5	673	20	11
Subtotal	$39,099	$57	$60	$53,054	$58	$70
Credit contracts:
Credit default swaps	95		1	95
Subtotal	$39,194	$57	$61	$53,149	$58	$70
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$139,583	$2,578	$2,491	$134,408	$2,540	$2,445
Caps/floors – Sold	4,724		13	4,789		11
Caps/floors – Purchased	5,635	32		5,519	37
Swaptions	2,559	61	28	2,354	49	51
Futures (c)	3,137			1,856
Mortgage-backed securities commitments	2,109	5	7	1,515	4	3
Subtotal	$157,747	$2,676	$2,539	$150,441	$2,630	$2,510
Foreign exchange contracts	13,878	134	161	14,316	192	172
Credit contracts:
Risk participation agreements	5,267	2	4	4,777	2	4
Subtotal	$176,892	$2,812	$2,704	$169,534	$2,824	$2,686

The PNC Financial Services Group, Inc. – Form 10-Q    123

	June 30, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for other risk management activities:
Interest rate contracts:
Swaps	$473			$511
Futures (c)	532			838
Residential mortgage loan commitments	20
Subtotal	$1,025			$1,349
Foreign exchange contracts	1,242	$1	$9	8
Credit contracts:
Credit default swaps	15
Other contracts (d)	1,426		443	1,340		$422
Subtotal	$3,708	$1	$452	$2,697		$422
Total derivatives not designated as hedging instruments	$396,884	$3,576	$3,570	$345,059	$3,604	$3,570
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Futures contracts settle in cash daily and therefore, no derivative asset or liability is recognized on our Consolidated Balance Sheet.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares. Refer to Note 8 Fair Value for additional information on the Visa swaps.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 110: Gains (Losses) on Derivatives Not Designated As Hedging Instruments under GAAP

	Three months ended June 30		Six months ended June 30
In millions	2014	2013	2014	2013
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$57	$(172)	$110	$(211)
Loan sales
Interest rate contracts	(10)	143	(12)	228
Gains (losses) included in residential mortgage banking activities (a)	$47	$(29)	$98	$17
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$23	$1	$43	$7
Credit contracts (c)	(1)		(1)	(1)
Gains (losses) from commercial mortgage banking activities	$22	$1	$42	$6
Derivatives used for customer-related activities:
Interest rate contracts	$11	$67	$10	$86
Foreign exchange contracts	22	20	48	59
Equity contracts				(3)
Credit contracts	(1)	(2)		(3)
Gains (losses) from customer-related activities (c)	$32	$85	$58	$139
Derivatives used for other risk management activities:
Interest rate contracts	$(11)	$4	$(15)	$4
Foreign exchange contracts	(5)	2	(7)	2
Other contracts (d)	(19)	(18)	(27)	(77)
Gains (losses) from other risk management activities (c)	$(35)	$(12)	$(49)	$(71)
Total gains (losses) from derivatives not designated as hedging instruments	$66	$45	$149	$91
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

124    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 111: Credit Default Swaps (a)

	June 30, 2014			December 31, 2013
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Purchased (b)
Single name	$50	$(1)	6.2	$35	7.3
Index traded	60		34.7	60	35.2
Total	$110	$(1)	21.8	$95	24.9
(a)	There were no credit default swaps sold as of June 30, 2014 and December 31, 2013.
(b)	The fair value of credit default swaps purchased was less than $1 million as of December 31, 2013.

The notional amount of these credit default swaps by credit rating is presented in the following table:

Table 112: Credit Ratings of Credit Default Swaps (a)

In millions	June 30 2014	December 31 2013
Credit Default Swaps – Purchased
Investment grade (b)	$95	$95
Subinvestment grade	15
Total (c)	$110	$95
(a)	There were no credit default swaps sold as of June 30, 2014 and December 31, 2013.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	There were no subinvestment grade credit default swaps purchased as of December 31, 2013. Subinvestment grade represents a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps is presented in the following table:

Table 113: Referenced/Underlying Assets of Credit Default Swaps

	June 30 2014	December 31 2013
Corporate debt	45%	37%
Commercial mortgage-backed securities	55%	63%

The PNC Financial Services Group, Inc. – Form 10-Q    125

RISK PARTICIPATION AGREEMENTS

We also periodically enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts. Risk participation agreements purchased and sold are included in these derivative tables: Tables 109 and 110.

Further detail regarding the notional amount, fair value and weighted average remaining maturities in years for risk participation agreements sold is presented in the following table:

Table 114: Risk Participation Agreements Sold

	June 30, 2014			December 31, 2013
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Risk Participation Agreements Sold	$2,810	$(4)	5.8	$2,770	$(4)	6.1

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Table 115: Internal Credit Ratings of Risk Participation Agreements Sold

	June 30 2014	December 31 2013
Pass (a)	99%	98%
Below pass (b)	1%	2%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

We have sold risk participation agreements with terms ranging from less than 1 year to 23 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties. Assuming all underlying swap counterparties defaulted at June 30, 2014, the exposure from these agreements would be $107 million based on the fair value of the underlying swaps, compared with $77 million at December 31, 2013.

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

For additional information on derivative offsetting, counterparty credit risk, and contingent features see Note 17 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K. Refer to Note 17 Commitments and Guarantees in this Report for additional information related to resale and repurchase agreements offsetting.

126    The PNC Financial Services Group, Inc. – Form 10-Q

The following derivative Table 116 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of June 30, 2014 and December 31, 2013. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 116: Derivative Assets and Liabilities Offsetting

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
June 30, 2014 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$4,667	$2,209	$515	$1,943		$99	$1,844
Foreign exchange contracts	135	30	5	100			100
Credit contracts	2	1	1
Total derivative assets (a) (b)	$4,804	$2,240	$521	$2,043	(c)	$99	$1,944

	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
June 30, 2014 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$3,173	$2,133	$550	$490			$490
Foreign exchange contracts	213	103	56	54			54
Credit contracts	5	4	1
Other contracts	443			443			443
Total derivative liabilities (a) (b)	$3,834	$2,240	$607	$987	(d)		$987

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
December 31, 2013 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$4,599	$2,468	$556	$1,575		$115	$1,460
Foreign exchange contracts	192	64	9	119			119
Credit contracts	2	1		1			1
Total derivative assets (a) (b)	$4,793	$2,533	$565	$1,695	(c)	$115	$1,580

	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
December 31, 2013 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$3,326	$2,447	$473	$406			$406
Foreign exchange contracts	182	83	23	76			76
Credit contracts	4	3	1
Other contracts	422			422			422
Total derivative liabilities (a) (b)	$3,934	$2,533	$497	$904	(d)		$904
(a)	There were no derivative assets and liabilities equity contracts as of June 30, 2014 and December 31, 2013.
(b)	Included derivative assets and derivative liabilities as of June 30, 2014 totaling $435 million and $379 million, respectively, related to interest rate contracts executed bilaterally with counterparties in the OTC market and novated to and cleared through a central clearing house. The comparable amounts as of December 31, 2013 totaled $331 million and $224 million, respectively. Derivative assets and liabilities as of June 30, 2014 and December 31, 2013 related to exchange-traded interest rate contracts were not material. As of June 30, 2014 and December 31, 2013, these contracts were not subject to offsetting. The remaining gross and net derivative assets and liabilities relate to contracts executed bilaterally with counterparties that are not settled through an organized exchange or central clearing house.
(c)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(d)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    127

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

At June 30, 2014, we held cash, U.S. government securities and mortgage-backed securities totaling $703 million under master netting and other collateral agreements to collateralize net derivative assets due from counterparties, and we have pledged cash totaling $656 million under these agreements to collateralize net derivative liabilities owed to counterparties. These totals may differ from the amounts presented in the preceding offsetting table because they may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair value with the counterparty as of the balance sheet date due to timing or other factors. To the extent not netted against the derivative fair value under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain of the master netting agreements and certain other derivative agreements also contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, we would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2014 was $760 million for which PNC had posted collateral of $609 million in the normal course of business. The maximum additional amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2014 would be $151 million.

128    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 13 EARNINGS PER SHARE

Table 117: Basic and Diluted Earnings per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2014	2013	2014	2013
Basic
Net income (a)	$1,052	$1,115	$2,112	$2,110
Less:
Net income (loss) attributable to noncontrolling interests (a)	3	4	1	(4)
Preferred stock dividends and discount accretion and redemptions	48	53	118	128
Net income attributable to common shares	1,001	1,058	1,993	1,986
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	3	5	6	9
Net income attributable to basic common shares	$998	$1,053	$1,987	$1,977
Basic weighted-average common shares outstanding	532	528	532	527
Basic earnings per common share (b)	$1.88	$2.00	$3.73	$3.75
Diluted
Net income attributable to basic common shares	$998	$1,053	$1,987	$1,977
Less: Impact of BlackRock earnings per share dilution	3	4	9	9
Net income attributable to diluted common shares	$995	$1,049	$1,978	$1,968
Basic weighted-average common shares outstanding	532	528	532	527
Dilutive potential common shares (c) (d)	7	3	7	3
Diluted weighted-average common shares outstanding	539	531	539	530
Diluted earnings per common share (b)	$1.85	$1.98	$3.67	$3.72
(a)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(c)	Excludes stock options considered to be anti-dilutive of 1 million for the three months and six months ended June 30, 2014 and June 30, 2013, respectively.
(d)	Excludes warrants considered to be anti-dilutive of 17 million for the six months ended June 30, 2013. No warrants were considered to be anti-dilutive for the three months and six months ended June 30, 2014 and the three months ended June 30, 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    129

NOTE 14 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first six months of 2013 and 2014 follows.

Table 118: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2012	528	$2,690	$3,590	$12,193	$20,265	$834	$(569)	$2,762	$41,765
Cumulative effect of adopting ASU 2014-01 (a)					(55)			10	(45)
Balance at January 1, 2013	528	$2,690	$3,590	$12,193	$20,210	$834	$(569)	$2,772	$41,720
Net income (a)					2,114			(4)	2,110
Other comprehensive income (loss), net of tax						(789)			(789)
Cash dividends declared
Common ($.84 per share)					(444)				(444)
Preferred					(118)				(118)
Preferred stock discount accretion			3		(3)
Redemption of noncontrolling interests (b)					(7)			(368)	(375)
Common stock activity	1	3		32					35
Treasury stock activity	2			(42)			116		74
Preferred stock redemption – Series L (c)			(150)						(150)
Preferred stock issuance – Series R (d)			496						496
Other				51				(733)	(682)
Balance at June 30, 2013 (e)	531	$2,693	$3,939	$12,234	$21,752	$45	$(453)	$1,667	$41,877
Balance at December 31, 2013	533	$2,698	$3,941	$12,416	$23,325	$436	$(408)	$1,689	$44,097
Cumulative effect of adopting ASU 2014-01 (a)					(74)			14	(60)
Cumulative effect of adopting ASC 860-50 (f)					2				2
Balance at January 1, 2014	533	$2,698	$3,941	$12,416	$23,253	$436	$(408)	$1,703	$44,039
Net income					2,111			1	2,112
Other comprehensive income (loss), net of tax						445			445
Cash dividends declared
Common ($.92 per share)					(491)				(491)
Preferred					(115)				(115)
Preferred stock discount accretion			3		(3)
Common stock activity	1	5		55					60
Treasury stock activity	(2)			11			(176)		(165)
Other				24				(116)	(92)
Balance at June 30, 2014 (e)	532	$2,703	$3,944	$12,506	$24,755	$881	$(584)	$1,588	$45,793
(a)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits. See Note 1 Accounting Policies for further detail of the adoption.
(b)	Relates to the redemption of REIT preferred securities in the first quarter of 2013. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities for additional information in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.
(c)	1,500 Series L preferred shares with a $1 par value were redeemed on April 19, 2013.
(d)	5,000 Series R preferred shares with a $1 par value were issued on May 7, 2013.
(e)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(f)	Amount represents the cumulative impact of our January 1, 2014 irrevocable election to prospectively measure all classes of commercial MSRs at fair value. See Note 1 Accounting Policies in Part 1. Item 1 of our Form 10-Q for the quarter ended March 31, 2014 and Note 9 Goodwill and Other Intangible Assets in this Report for more information on this election.

130    The PNC Financial Services Group, Inc. – Form 10-Q

Table 119: Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at March 31, 2013	$1,688	$(619)	$1,069
Second Quarter 2013 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(729)	264	(465)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	11	(4)	7
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	53	(19)	34
Net unrealized gains (losses) on non-OTTI securities	(793)	287	(506)
Balance at June 30, 2013	895	(332)	563
Balance at March 31, 2014	836	(307)	529
Second Quarter 2014 activity
Increase in net unrealized gains (losses) on non-OTTI securities	220	(80)	140
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	7	(2)	5
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	1		1
Net unrealized gains (losses) on non-OTTI securities	212	(78)	134
Balance at June 30, 2014	$1,048	$(385)	$663
Net unrealized gains (losses) on OTTI securities
Balance at March 31, 2013	$(54)	$21	$(33)
Second Quarter 2013 activity
Increase in net unrealized gains (losses) on OTTI securities	(49)	17	(32)
Less: OTTI losses realized on securities reclassified to noninterest income	(4)	1	(3)
Net unrealized gains (losses) on OTTI securities	(45)	16	(29)
Balance at June 30, 2013	(99)	37	(62)
Balance at March 31, 2014	102	(37)	65
Second Quarter 2014 activity
Increase in net unrealized gains (losses) on OTTI securities	40	(14)	26
Less: OTTI losses realized on securities reclassified to noninterest income	(1)		(1)
Net unrealized gains (losses) on OTTI securities	41	(14)	27
Balance at June 30, 2014	$143	$(51)	$92
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at March 31, 2013	$804	$(294)	$510
Second Quarter 2013 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(193)	71	(122)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	66	(24)	42
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	14	(5)	9
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	8	(3)	5
Net unrealized gains (losses) on cash flow hedge derivatives	(281)	103	(178)
Balance at June 30, 2013	523	(191)	332
Balance at March 31, 2014	379	(139)	240
Second Quarter 2014 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	138	(50)	88
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	61	(23)	38
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	3	(1)	2
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	(7)	3	(4)
Net unrealized gains (losses) on cash flow hedge derivatives	81	(29)	52
Balance at June 30, 2014	$460	$(168)	$292

The PNC Financial Services Group, Inc. – Form 10-Q    131

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at March 31, 2013	$(1,180)	$432	$(748)
Second Quarter 2013 activity
Net pension and other postretirement benefit plan activity	(14)	5	(9)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	24	(9)	15
Amortization of prior service cost (credit) reclassified to other noninterest expense	(3)	1	(2)
Total Second Quarter 2013 activity	7	(3)	4
Balance at June 30, 2013	(1,173)	429	(744)
Balance at March 31, 2014	(292)	107	(185)
Second Quarter 2014 activity
Net pension and other postretirement benefit plan activity	10	(4)	6
Amortization of actuarial loss (gain) reclassified to other noninterest expense	1	(1)
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)	1	(1)
Total Second Quarter 2014 activity	9	(4)	5
Balance at June 30, 2014	$(283)	$103	$(180)
Other
Balance at March 31, 2013	$(47)	$16	$(31)
Second Quarter 2013 Activity
PNC’s portion of BlackRock’s OCI	(7)	(6)	(13)
Net investment hedge derivatives (b)	(1)		(1)
Foreign currency translation adjustments	1		1
Total Second Quarter 2013 activity	(7)	(6)	(13)
Balance at June 30, 2013	(54)	10	(44)
Balance at March 31, 2014	(9)	16	7
Second Quarter 2014 Activity
PNC’s portion of BlackRock’s OCI	(4)	2	(2)
Net investment hedge derivatives (b)	(26)	9	(17)
Foreign currency translation adjustments (c)	26		26
Total Second Quarter 2014 activity	(4)	11	7
Balance at June 30, 2014	$(13)	$27	$14
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.
(c)	As of September 30, 2013, PNC made an assertion under ASC 740 – Income Taxes that the earnings of PNC’s Luxembourg-UK lending business were indefinitely reinvested; thereafter, no U.S. deferred income tax has been recorded on the foreign currency translation of the investment.

132    The PNC Financial Services Group, Inc. – Form 10-Q

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at December 31, 2012	$1,858	$(681)	$1,177
2013 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(886)	321	(565)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	25	(9)	16
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	52	(19)	33
Net unrealized gains (losses) on non-OTTI securities	(963)	349	(614)
Balance at June 30, 2013	895	(332)	563
Balance at December 31, 2013	647	(238)	409
2014 activity
Increase in net unrealized gains (losses) on non-OTTI securities	421	(154)	267
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	14	(5)	9
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	6	(2)	4
Net unrealized gains (losses) on non-OTTI securities	401	(147)	254
Balance at June 30, 2014	$1,048	$(385)	$663
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2012	$(195)	$72	$(123)
2013 activity
Increase in net unrealized gains (losses) on OTTI securities	82	(30)	52
Less: OTTI losses realized on securities reclassified to noninterest income	(14)	5	(9)
Net unrealized gains (losses) on OTTI securities	96	(35)	61
Balance at June 30, 2013	(99)	37	(62)
Balance at December 31, 2013	36	(12)	24
2014 activity
Increase in net unrealized gains (losses) on OTTI securities	104	(38)	66
Less: OTTI losses realized on securities reclassified to noninterest income	(3)	1	(2)
Net unrealized gains (losses) on OTTI securities	107	(39)	68
Balance at June 30, 2014	$143	$(51)	$92
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2012	$911	$(333)	$578
2013 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(179)	66	(113)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	153	(56)	97
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	33	(12)	21
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	23	(8)	15
Net unrealized gains (losses) on cash flow hedge derivatives	(388)	142	(246)
Balance at June 30, 2013	523	(191)	332
Balance at December 31, 2013	384	(141)	243
2014 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	210	(76)	134
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	130	(48)	82
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	6	(2)	4
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	(2)	1	(1)
Net unrealized gains (losses) on cash flow hedge derivatives	76	(27)	49
Balance at June 30, 2014	$460	$(168)	$292

The PNC Financial Services Group, Inc. – Form 10-Q    133

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2012	$(1,226)	$449	$(777)
2013 Activity
Net pension and other postretirement benefit plan activity	11	(4)	7
Amortization of actuarial loss (gain) reclassified to other noninterest expense	48	(18)	30
Amortization of prior service cost (credit) reclassified to other noninterest expense	(6)	2	(4)
Total 2013 activity	53	(20)	33
Balance at June 30, 2013	(1,173)	429	(744)
Balance at December 31, 2013	(374)	137	(237)
2014 Activity
Net pension and other postretirement benefit plan activity	93	(35)	58
Amortization of actuarial loss (gain) reclassified to other noninterest expense	2	(1)	1
Amortization of prior service cost (credit) reclassified to other noninterest expense	(4)	2	(2)
Total 2014 Activity	91	(34)	57
Balance at June 30, 2014	$(283)	$103	$(180)
Other
Balance at December 31, 2012	$(41)	$20	$(21)
2013 Activity
PNC’s portion of BlackRock’s OCI	(11)	(11)	(22)
Net investment hedge derivatives (b)	56	(21)	35
Foreign currency translation adjustments	(58)	22	(36)
Total 2013 activity	(13)	(10)	(23)
Balance at June 30, 2013	(54)	10	(44)
Balance at December 31, 2013	(20)	17	(3)
2014 Activity
PNC’s portion of BlackRock’s OCI	7	(2)	5
Net investment hedge derivatives (b)	(33)	12	(21)
Foreign currency translation adjustments (c)	33		33
Total 2014 activity	7	10	17
Balance at June 30, 2014	$(13)	$27	$14
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.
(c)	As of September 30, 2013, PNC made an assertion under ASC 740 – Income Taxes that the earnings of PNC’s Luxembourg-UK lending business were indefinitely reinvested; thereafter, no U.S. deferred income tax has been recorded on the foreign currency translation of the investment.

Table 120: Accumulated Other Comprehensive Income (Loss) Components

	June 30, 2014		December 31, 2013
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains (losses) on non-OTTI securities	$1,048	$663	$647	$409
Net unrealized gains (losses) on OTTI securities	143	92	36	24
Net unrealized gains (losses) on cash flow hedge derivatives	460	292	384	243
Pension and other postretirement benefit plan adjustments	(283)	(180)	(374)	(237)
Other	(13)	14	(20)	(3)
Accumulated other comprehensive income (loss)	$1,355	$881	$673	$436

134    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 15 INCOME TAXES

The net operating loss carryforwards at June 30, 2014 and December 31, 2013 follow:

Table 121: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	June 30 2014	December 31 2013
Net Operating Loss Carryforwards:
Federal	$1,066	$1,116
State	2,779	2,958
Tax Credit Carryforwards:
Federal	$154	$221
State	7	7

The federal net operating loss carryforward expires in 2032. The state net operating loss carryforwards will expire from 2014 to 2031. The majority of the tax credit carryforwards expire in 2033. All federal and most state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. It is anticipated that the company will be able to fully utilize its carryforwards for federal tax purposes, but a valuation allowance of $60 million has been recorded against certain state tax carryforwards as of June 30, 2014. ASU 2013-11, which was adopted as of January 1, 2014, requires entities to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryover. If these tax positions were successfully challenged by a state, the state net operating losses listed above could be reduced by $60 million.

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

The Company had unrecognized tax benefits of $89 million at June 30, 2014 and $110 million at December 31, 2013. At June 30, 2014, $74 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $57 million within the next twelve months.

ASU 2014-01 was adopted effective January 1, 2014. Under this standard, amortization of investments in qualified low income housing tax credits is reported within income tax expense. Certain amounts for 2013 periods including income tax provision have been updated to reflect the adoption.

NOTE 16 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 16 as well as those matters disclosed in Note 23 Legal Proceedings in Part II, Item 8 of our 2013 Form 10-K and Note 16 Legal Proceedings in Part I, Item 1 of our Form 10-Q for the quarter ended March 31, 2014 (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2014, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $725 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

In our experience, legal proceedings are inherently unpredictable. One or more of the following factors frequently contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental investigations and inquiries, the possibility of fines and penalties); the matter presents meaningful legal uncertainties, including novel issues of law; we have not engaged in meaningful settlement discussions; discovery has not started or is not complete; there are significant facts in dispute; the possible outcomes may not be amenable to the use of statistical or quantitative analytical

The PNC Financial Services Group, Inc. – Form 10-Q    135

tools; predicting possible outcomes depends on making assumptions about future decisions of courts or regulatory bodies or the behavior of other parties; and there are a large number of parties named as defendants (including where it is uncertain how damages or liability, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for us to estimate losses or ranges of losses that it is reasonably possible we could incur.

As a result of these types of factors, we are unable, at this time, to estimate the losses that it is reasonably possible that we could incur or ranges of such losses with respect to some of the matters disclosed, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

OVERDRAFT LITIGATION

With respect to the two cases consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”) under the caption In re Checking Account Overdraft Litigation (MDL No. 2036, Case No. 1:09-MD-02036-JLK ), Dasher v. RBC Bank and Avery v. RBC Bank, in June 2014, we filed a petition for a writ of certiorari with the U.S. Supreme Court with respect to the decision of the U.S. Court of Appeals for the Eleventh Circuit affirming the order of the MDL Court denying arbitration. The court of appeals’ stay of its ruling will continue until final disposition of the case by the Supreme Court.

FHLB

In October 2010, the Federal Home Loan Bank of Chicago brought a lawsuit in the Circuit Court of Cook County, Illinois, against numerous financial companies, including The PNC Financial Services Group, Inc., as successor in interest to National City Corporation, and PNC Investments LLC, as successor in interest to NatCity Investments, Inc. (Federal Home Loan Bank of Chicago v. Bank of America Funding Corp., et al. (Case No. 10CH45033)). The complaint alleged that the defendants had liability to the Federal Home Loan Bank of Chicago in a variety of capacities (in the case of the National City entities, as underwriters) under Illinois state securities law and common law in connection with the alleged purchase of private-label mortgage-backed securities by the Federal Home Loan Bank. According to the complaint, the Federal Home Loan Bank purchased approximately $3.3 billion in mortgage-backed securities in total in transactions addressed by the complaint, approximately $345 million of which was allegedly in transactions involving the National City entities. The complaint alleged misrepresentations and omissions in connection with the sales of the mortgage-backed securities in question. In its complaint, the Federal Home Loan Bank sought, among other things, rescission, unspecified damages, interest, and attorneys’ fees. In May 2011, the defendants filed a motion to dismiss the complaint as amended to that point. The motion was denied in September 2012. In June 2014, PNC and the Federal Home Loan Bank entered into a definitive settlement agreement finally resolving this lawsuit as it applies to PNC. The amount of the settlement is not material to PNC.

WEAVERING MACRO FIXED INCOME FUND

In the proceedings before the High Court, Dublin, Ireland, in July 2014 the court extended the deadline for the plaintiff to complete compliance with its discovery obligations until December 2014.

LENDER PLACED INSURANCE LITIGATION

In May 2014, the court in Lauren v. PNC Bank, N.A., et al, (Case No. 2:13-cv-00762-TFM), granted the plaintiff’s motion to amend her complaint to, among other things, assert a nationwide RICO claim on behalf of the class, with the understanding that defendants may pursue their arguments against the viability of this claim by way of a motion to dismiss. In June 2014, the defendants moved to dismiss the amended complaint. The motion is pending.

In May 2014, the complaint filed in the United States District Court for the Southern District of New York in Tighe v. PNC Bank, N.A., et al. (Case No. 14-CV-2017) was transferred to the United States District Court for the Southern District of Ohio. In June 2014, the plaintiff filed a notice of voluntary dismissal without prejudice, thereby terminating that action.

In Montoya, et al. v. PNC Bank, N.A., et al. (Case No. 1:14-cv-20474-JEM), pending in the United States District Court for the Southern District of Florida, PNC filed a motion to dismiss the complaint in May 2014. The motion is pending.

136    The PNC Financial Services Group, Inc. – Form 10-Q

PATENT INFRINGEMENT LITIGATION

The U.S. Patent & Trademark Office (“PTO”) instituted review proceedings in May 2014 on four of the five patents at issue in Intellectual Ventures I LLC and Intellectual Ventures II LLC v. PNC Financial Services Group, Inc., and PNC Bank, NA, (Case No. 2:13-cv-00740-AJS), pending in the United States District Court for the Western District of Pennsylvania, finding that the subject matter of those patents was “more likely than not” unpatentable. The court previously dismissed the plaintiffs’ claims with respect to the one patent not selected for review by the PTO. In June 2014, Intellectual Ventures filed a second lawsuit (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. PNC Bank Financial Services Group, Inc., PNC Bank NA, and PNC Merchant Services Company, LP (Case No. 14-832)) in the same court as the first lawsuit. This lawsuit alleges that PNC defendants infringed five patents, including the patent dismissed in the first lawsuit that is not subject to PTO review, and relates generally to the same systems subject to the first lawsuit.

MORTGAGE REPURCHASE LITIGATION

In June 2014, Residential Funding Company withdrew its motion in Residential Mortgage Funding Company, LLC v. PNC Bank, N.A., et al. (Civil No. 13-3498-JRT-JSM), pending in the United States District Court for the District of Minnesota, to transfer the lawsuit to the United States Bankruptcy Court for the Southern District of New York.

PRE-NEED FUNERAL CONTRACTS

National City Bank and PNC Bank are defendants in a lawsuit pending in the United States District Court for the Eastern District of Missouri under the caption Jo Ann Howard, P.C., et al. v. Cassity, et al. (No. 4:09-CV-1252-ERW) arising out of trustee services provided by Allegiant Bank, a National City Bank and PNC Bank predecessor, with respect to Missouri trusts that held pre-need funeral contract assets. Under a pre-need funeral contract, a customer pays an amount up front in exchange for payment of funeral expenses following the customer’s death. In a number of states, including Missouri, pre-need funeral contract sellers are required to deposit a portion of the proceeds of the sale of pre-need funeral contracts in a trust account.

The lawsuit was filed in August 2009 by the Special Deputy Receiver for three insolvent affiliated companies, National Prearranged Services, Inc. a seller of pre-need funeral contracts (NPS), Lincoln Memorial Life Insurance Company (Lincoln), and Memorial Service Life Insurance Company (Memorial). Seven individual state life and health insurance guaranty associations, who claim they are liable under state law for payment of certain benefits under life insurance policies sold by Lincoln and Memorial, and the National Organization of Life & Health Guaranty Associations have also joined the action as plaintiffs. In addition to National City Bank and PNC Bank (added following filing of the lawsuit as successor-in-interest to National City Bank), other defendants include members of the Cassity family, who controlled NPS,

Lincoln, and Memorial; officers and directors of NPS, Lincoln, and Memorial; auditors and attorneys for NPS, Lincoln, and Memorial; the trustees of each of the trusts that held pre-need funeral contract assets; and the investment advisor to the Pre-need Trusts. NPS retained several banks to act as trustees for the trusts holding NPS pre-need funeral contract assets (the “NPS Trusts”), with Allegiant Bank acting as one of these trustees with respect to seven Missouri NPS Trusts.

In their Third Amended Complaint, filed in 2012 following the granting by the court in part of motions to dismiss made by National City Bank and the other NPS Trust trustees, the plaintiffs allege that Allegiant Bank breached its fiduciary duties and acted negligently as the trustee for the Missouri NPS Trusts. In part as a result of these breaches, the plaintiffs allege, members of the Cassity family, acting in concert with other defendants, were able to improperly remove millions of dollars from the NPS Trusts, which in turn caused NPS, Lincoln, and Memorial to become insolvent. The complaint alleges $600 million in present and future losses to the plaintiffs due to the insolvency of NPS, Lincoln, and Memorial. The lawsuit seeks, among other things, unspecified actual and punitive damages, various equitable remedies including restitution, attorneys’ fees, costs of suit and interest.

In July 2013, five of the six defendants in a parallel federal criminal action, including two members of the Cassity family, entered into plea agreements with the United States to resolve criminal charges arising out of their conduct at NPS, Lincoln and Memorial. In August 2013, after a jury trial, the sixth defendant, the investment advisor to the NPS Trusts, was convicted on all criminal counts against him. The criminal charges against the defendants alleged, among other thing, a scheme to defraud Allegiant Bank and the other trustees of the NPS Trusts.

In May 2014, the court granted the plaintiffs’ motion to disallow National City Bank’s affirmative defense relating to the plaintiffs’ alleged failure to mitigate damages. In July 2014, National City Bank’s motion for reconsideration was denied.

The court has currently scheduled trial to begin in February 2015.

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

The PNC Financial Services Group, Inc. – Form 10-Q    137

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

NOTE 17 COMMITMENTS AND GUARANTEES

EQUITY FUNDING AND OTHER COMMITMENTS

During the first six months of 2014, financial support to private equity investments including existing direct portfolio companies and indirect private equity investments of $37 million was provided. Of this amount, $13 million was funded to satisfy capital calls for commitments to various indirect private equity investments. Support to direct investments is generally to provide for growth financing or to support acquisitions or recapitalizations.

Unfunded obligations at June 30, 2014 included unfunded commitments to various private equity investments of $153 million and additional obligations to direct portfolio investments of $9 million.

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

Table 122: Net Outstanding Standby Letters of Credit

Dollars in billions	June 30 2014	December 31 2013
Net outstanding standby letters of credit (a)	$10.5	$10.5
Internal credit ratings (as a percentage of portfolio):
Pass (b)	95%	96%
Below pass (c)	5%	4%
(a)	The amounts above include $5.9 billion and $6.6 billion which support remarketing programs at June 30, 2014 and December 31, 2013, respectively.
(b)	Indicates that expected risk of loss is currently low.
(c)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2014 had terms ranging from less than 1 year to 8 years.

As of June 30, 2014, assets of $1.8 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $201 million at June 30, 2014.

STANDBY BOND PURCHASE AGREEMENTS AND OTHER LIQUIDITY FACILITIES

We enter into standby bond purchase agreements to support municipal bond obligations. At June 30, 2014, the aggregate of our commitments under these facilities was $980 million. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. There were no commitments under these facilities at June 30, 2014.

INDEMNIFICATIONS

We are a party to numerous acquisition or divestiture agreements under which we have purchased or sold, or agreed to purchase or sell, various types of assets. These agreements can cover the purchase or sale of entire businesses, loan portfolios, branch banks, partial interests in companies, or other types of assets.

138    The PNC Financial Services Group, Inc. – Form 10-Q

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

COMMERCIAL MORTGAGE LOAN RECOURSE OBLIGATIONS

We originate and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At June 30, 2014 and December 31, 2013, the unpaid principal balance outstanding of loans sold as a participant in these programs was $11.6 billion and $11.7 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.6 billion at both June 30, 2014 and December 31, 2013.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled

The PNC Financial Services Group, Inc. – Form 10-Q    139

$35 million as of June 30, 2014 and $33 million as of December 31, 2013, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. The comparable reserve as of June 30, 2013 was $37 million.

If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Table 123: Analysis of Commercial Mortgage Recourse Obligations

In millions	2014	2013
January 1	$33	$43
Reserve adjustments, net	2	(6)
June 30	$35	$37

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At June 30, 2014 and December 31, 2013, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $126 million and $153 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during 2014 and 2013 follows:

Table 124: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2014			2013
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)(c)	Total
January 1	$131	$22	$153	$614	$58	$672
Reserve adjustments, net	(17)	12	(5)	77	(2)	75
Losses – loan repurchases and private investor settlements	(13)	(9)	(22)	(168)	(32)	(200)
June 30	$101	$25	$126	$523	$24	$547
(a)	Repurchase obligation associated with sold loan portfolios of $88.2 billion and $97.1 billion at June 30, 2014 and June 30, 2013, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $2.7 billion and $3.1 billion at June 30, 2014 and June 30, 2013, respectively. PNC is no longer engaged in the brokered home equity lending business, which was acquired with National City.
(c)	In prior periods, the unpaid principal balance of loans serviced for home equity loans/lines of credit in (b) above reflected the outstanding balance at the time of charge-off. During the second quarter of 2014, we corrected the outstanding principal balance to reflect the unpaid principal balance as of the reporting date. Accordingly, the prior period amount was reduced by $.7 billion.

Management believes the indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of June 30, 2014. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses

140    The PNC Financial Services Group, Inc. – Form 10-Q

could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices and other economic conditions. At June 30, 2014, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $87 million for our portfolio of residential mortgage loans sold. At June 30, 2014, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines of credit sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

REINSURANCE AGREEMENTS

We have two wholly-owned captive insurance subsidiaries which provide reinsurance to third-party insurers related to insurance sold to or placed on behalf of our customers. These subsidiaries enter into various types of reinsurance agreements with third-party insurers where the subsidiary assumes the risk of loss through either an excess of loss or quota share agreement up to 100% reinsurance. In excess of loss agreements, these subsidiaries assume the risk of loss for an excess layer of coverage up to specified limits, once a defined first loss percentage is met. In quota share agreements, the subsidiaries and third-party insurers share the responsibility for payment of all claims.

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard and borrower and lender paid mortgage insurance, of which all programs are in run-off. Aggregate maximum exposure up to the specified limits for all reinsurance contracts is as follows:

Table 125: Reinsurance Agreements Exposure (a)

In millions	June 30 2014	December 31 2013
Accidental Death & Dismemberment	$1,835	$1,902
Credit Life, Accident & Health	537	621
Lender Placed Hazard (b) (c)	2,530	2,679
Borrower and Lender Paid Mortgage Insurance	50	133
Maximum Exposure	$4,952	$5,335
Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	1%	2%
Quota Share	99%	98%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$536	$620
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur, PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.
(c)	Program has been placed into run-off for coverage issued or renewed on or after June 1, 2014 with policy terms one year or less.

A rollforward of the reinsurance reserves for probable losses for the first six months 2014 and 2013 follows:

Table 126: Reinsurance Reserves – Rollforward

In millions	2014	2013
January 1	$32	$61
Paid Losses	(12)	(21)
Net Provision	6	8
Changes to Agreements	(10)
June 30	$16	$48

The reinsurance reserves are declining as the programs are in run-off. Existing reinsurance agreements with a single third-party insurer of Borrower Paid Mortgage Insurance were terminated resulting in release of reinsurance reserves. The Lender Placed Hazard program has been placed in run-off as of June 1, 2014, but there was no material impact to reinsurance reserves. There were no other changes to existing agreements nor any new relationships entered into.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At June 30, 2014, the reasonably possible loss above our accrual was not material.

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

The PNC Financial Services Group, Inc. – Form 10-Q    141

In accordance with the disclosure requirements of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, Table 127 shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 127. The amounts reported in Table 127 exclude the fair value adjustment on the structured resale agreements of $10 million and $11 million at June 30, 2014 and December 31, 2013, respectively, that we have elected to account for at fair value. Refer to Note 8 Fair Value for additional information regarding the structured resale agreements at fair value.

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

Table 127: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale Agreements (a) (b)	Securities Collateral Held Under Master Netting Agreements (c)	Net Amounts (b)
Resale Agreements
June 30, 2014	$1,077		$1,077	$987	$90
December 31, 2013	1,542		1,542	1,453	89

In millions	Gross Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Repurchase Agreements (d) (e)	Securities Collateral Pledged Under Master Netting Agreements (c)	Net Amounts (e)
Repurchase Agreements
June 30, 2014	$3,055		$3,055	$2,178	$877
December 31, 2013	4,183		4,183	3,166	1,017
(a)	Represents the resale agreement amount included in Federal funds sold and resale agreements on our Consolidated Balance Sheet and the related accrued interest income in the amount of $1 million at both June 30, 2014 and December 31, 2013, respectively, which is included in Other Assets on the Consolidated Balance Sheet.
(b)	These amounts include certain long term resale agreements of $84 million at June 30, 2014 and $89 million at December 31, 2013, respectively, which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(c)	In accordance with the requirements of ASU 2011-11, represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(d)	Represents the repurchase agreement amount included in Federal funds purchased and repurchase agreements on our Consolidated Balance Sheet and the related accrued interest expense in the amount of less than $1 million at both June 30, 2014 and December 31, 2013, which is included in Other Liabilities on the Consolidated Balance Sheet.
(e)	These amounts include overnight repurchase agreements of $873 million and $966 million at June 30, 2014 and December 31, 2013, respectively, entered into with municipalities, pension plans, and certain trusts and insurance companies as well as certain long term repurchase agreements of $50 million at December 31, 2013, which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting. There were no long term repurchase agreements as of June 30, 2014.

142    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 18 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

The PNC Financial Services Group, Inc. – Form 10-Q    143

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

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At June 30, 2014, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $142 million and $125 million during the first six months of 2014 and 2013, respectively.

NON-STRATEGIC ASSETS PORTFOLIO includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit, and a small commercial/commercial real estate loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

Table 128: Results Of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other (a)	Consolidated (a)
2014
Income Statement
Net interest income	$973	$889	$72	$37		$137	$21	$2,129
Noninterest income	541	427	207	190	$172	10	134	1,681
Total revenue	1,514	1,316	279	227	172	147	155	3,810
Provision for credit losses (benefit)	4	103	(6)	1		(39)	9	72
Depreciation and amortization	44	32	11	3			95	185
Other noninterest expense	1,111	472	191	166		30	173	2,143
Income (loss) before income taxes and noncontrolling interests	355	709	83	57	172	156	(122)	1,410
Income taxes (benefit)	130	239	30	21	42	57	(161)	358
Net income	$225	$470	$53	$36	$130	$99	$39	$1,052
Inter-segment revenue	$1	$7	$3	$8	$4	$(5)	$(18)
Average Assets (b)	$75,203	$122,025	$7,685	$7,486	$6,400	$8,577	$95,144	$322,520
2013
Income Statement
Net interest income	$1,012	$912	$70	$51		$164	$49	$2,258
Noninterest income	542	477	184	177	$149	11	266	1,806
Total revenue	1,554	1,389	254	228	149	175	315	4,064
Provision for credit losses (benefit)	148	(40)	1	4		39	5	157
Depreciation and amortization	45	32	11	3			86	177
Other noninterest expense	1,111	467	184	189		41	236	2,228
Income (loss) before income taxes and noncontrolling interests	250	930	58	32	149	95	(12)	1,502
Income taxes (benefit)	92	318	22	12	37	35	(129)	387
Net income	$158	$612	$36	$20	$112	$60	$117	$1,115
Inter-segment revenue	$2	$5	$3	$2	$4	$(3)	$(13)
Average Assets (b)	$74,516	$112,207	$7,289	$10,407	$5,982	$10,290	$81,242	$301,933

144    The PNC Financial Services Group, Inc. – Form 10-Q

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other (a)	Consolidated (a)
2014
Income Statement
Net interest income	$1,953	$1,791	$143	$77		$279	$81	$4,324
Noninterest income	1,055	791	406	356	$332	16	307	3,263
Total revenue	3,008	2,582	549	433	332	295	388	7,587
Provision for credit losses (benefit)	149	90	6			(91)	12	166
Depreciation and amortization	88	63	21	6			188	366
Other noninterest expense	2,167	929	380	376		56	318	4,226
Income (loss) before income taxes and noncontrolling interests	604	1,500	142	51	332	330	(130)	2,829
Income taxes (benefit)	221	507	52	19	79	121	(282)	717
Net income	$383	$993	$90	$32	$253	$209	$152	$2,112
Inter-segment revenue	$2	$5	$6	$12	$8	$(8)	$(25)
Average Assets (b)	$75,559	$119,992	$7,642	$8,128	$6,400	$8,732	$94,596	$321,049
2013
Income Statement
Net interest income	$2,061	$1,838	$143	$99		$367	$139	$4,647
Noninterest income	976	862	366	420	$287	27	434	3,372
Total revenue	3,037	2,700	509	519	287	394	573	8,019
Provision for credit losses (benefit)	310	(26)	6	24		81	(2)	393
Depreciation and amortization	92	64	21	6			169	352
Other noninterest expense	2,195	915	357	386		93	475	4,421
Income (loss) before income taxes and noncontrolling interests	440	1,747	125	103	287	220	(69)	2,853
Income taxes (benefit)	162	594	46	38	67	81	(245)	743
Net income	$278	$1,153	$79	$65	$220	$139	$176	$2,110
Inter-segment revenue	$2	$11	$6	$3	$8	$(5)	$(25)
Average Assets (b)	$74,317	$111,941	$7,210	$10,604	$5,982	$10,511	$82,081	$302,646
(a)	Amounts for 2013 periods have been updated to reflect first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Period-end balances for BlackRock.

NOTE 19 SUBSEQUENT EVENTS

On August 1, 2014, PNC Bank, N.A. issued $300 million of floating rate senior notes with a maturity of August 1, 2017. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .30% per annum, on February 1, May 1, August 1 and November 1 of each year beginning on November 1, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    145

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis

	Six months ended June 30
	2014			2013
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$21,070	$280	2.66%	$24,751	$334	2.70%
Non-agency	5,290	134	5.05	5,957	163	5.46
Commercial mortgage-backed	4,324	78	3.61	3,800	76	4.01
Asset-backed	5,496	52	1.87	5,826	54	1.86
U.S. Treasury and government agencies	4,528	28	1.25	2,393	18	1.53
State and municipal	2,376	54	4.56	2,186	52	4.71
Other debt	2,265	27	2.38	2,689	34	2.48
Corporate stocks and other	386		.11	335		.13
Total securities available for sale	45,735	653	2.86	47,937	731	3.05
Securities held to maturity
Residential mortgage-backed	5,986	106	3.55	3,988	67	3.35
Commercial mortgage-backed	2,654	52	3.93	3,634	82	4.53
Asset-backed	997	8	1.53	902	8	1.76
U.S. Treasury and government agencies	241	5	3.79	232	4	3.78
State and municipal	1,395	38	5.52	640	14	4.25
Other	334	5	2.94	350	5	2.86
Total securities held to maturity	11,607	214	3.69	9,746	180	3.70
Total investment securities	57,342	867	3.02	57,683	911	3.16
Loans
Commercial	90,698	1,535	3.37	84,752	1,648	3.87
Commercial real estate	22,217	460	4.12	18,855	469	4.94
Equipment lease financing	7,517	136	3.62	7,296	155	4.23
Consumer	62,781	1,311	4.21	61,499	1,383	4.54
Residential real estate	14,701	366	4.98	14,957	390	5.21
Total loans	197,914	3,808	3.85	187,359	4,045	4.32
Interest-earning deposits with banks	13,410	17	.25	2,236	3	.26
Loans held for sale	2,005	47	4.75	3,175	85	5.39
Federal funds sold and resale agreements	1,299	2	.40	1,159	4	.68
Other	5,111	118	4.62	4,529	112	5.02
Total interest-earning assets/interest income	277,081	4,859	3.51	256,141	5,160	4.03
Noninterest-earning assets:
Allowance for loan and lease losses	(3,551)			(3,879)
Cash and due from banks	3,832			3,961
Other	43,687			46,423
Total assets	$321,049			$302,646
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$74,148	65	.18	$69,063	63	.19
Demand	42,977	10	.05	39,774	9	.05
Savings	11,694	6	.09	10,899	5	.10
Retail certificates of deposit	20,274	75	.75	23,062	96	.84
Time deposits in foreign offices and other time	2,119	2	.17	2,216	6	.52
Total interest-bearing deposits	151,212	158	.21	145,014	179	.25
Borrowed funds
Federal funds purchased and repurchase agreements	3,794	2	.09	4,229	3	.15
Federal Home Loan Bank borrowings	13,649	34	.50	7,437	21	.57
Bank notes and senior debt	13,409	101	1.50	10,679	95	1.77
Subordinated debt	8,307	108	2.59	7,125	100	2.81
Commercial paper	4,923	7	.28	7,613	9	.23
Other	2,665	32	2.40	2,078	26	2.45
Total borrowed funds	46,747	284	1.21	39,161	254	1.29
Total interest-bearing liabilities/interest expense	197,959	442	.45	184,175	433	.47
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	67,951			64,800
Allowance for unfunded loan commitments and letters of credit	235			244
Accrued expenses and other liabilities	10,078			11,370
Equity	44,826			42,057
Total liabilities and equity	$321,049			$302,646
Interest rate spread			3.06			3.56
Impact of noninterest-bearing sources			.13			.13
Net interest income/margin		$4,417	3.19%		$4,727	3.69%

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

146    The PNC Financial Services Group, Inc. – Form 10-Q

Second Quarter 2014			First Quarter 2014			Second Quarter 2013
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$20,326	$137	2.71%	$21,823	$143	2.61%	$24,339	$152	2.50%
5,204	68	5.19	5,375	66	4.91	5,889	82	5.51
4,176	36	3.40	4,474	42	3.81	3,855	38	4.00
5,400	27	1.96	5,593	25	1.79	5,919	27	1.80
4,883	15	1.20	4,169	13	1.30	2,074	7	1.37
2,104	22	4.27	2,652	32	4.78	2,182	24	4.48
2,028	12	2.35	2,505	15	2.39	2,728	17	2.39
362		.11	409		.10	304		.14
44,483	317	2.84	47,000	336	2.86	47,290	347	2.93

5,977	53	3.55	5,995	53	3.55	3,833	31	3.26
2,560	24	3.76	2,748	28	4.09	3,521	38	4.34
990	4	1.54	1,004	4	1.51	978	4	1.74
242	3	3.80	240	2	3.77	233	2	3.80
1,732	23	5.47	1,055	15	5.61	640	7	4.27
331	2	2.87	337	3	3.00	349	3	2.89
11,832	109	3.69	11,379	105	3.68	9,554	85	3.57
56,315	426	3.02	58,379	441	3.02	56,844	432	3.04

91,866	751	3.24	89,517	784	3.50	86,015	807	3.71
22,775	232	4.04	21,652	228	4.20	18,860	231	4.84
7,564	68	3.61	7,470	68	3.64	7,350	82	4.41
62,472	649	4.16	63,093	662	4.26	61,587	676	4.40
14,556	177	4.86	14,849	189	5.09	14,794	190	5.13
199,233	1,877	3.75	196,581	1,931	3.95	188,606	1,986	4.19
14,650	10	.27	12,157	7	.23	2,063	1	.28
2,060	24	4.79	1,949	23	4.71	3,072	32	4.22
1,184	1	.49	1,416	1	.32	1,141	2	.61
4,927	65	5.26	5,296	53	4.02	4,376	56	5.26
278,369	2,403	3.44	275,778	2,456	3.58	256,102	2,509	3.91

(3,512)			(3,591)			(3,821)
3,776			3,890			3,869
43,887			43,485			45,783
$322,520			$319,562			$301,933

$74,261	33	.18	$74,034	32	.17	$69,123	30	.18
43,316	5	.05	42,635	5	.05	40,172	5	.05
11,976	4	.10	11,408	2	.08	11,124	2	.10
20,012	37	.74	20,538	38	.75	22,641	47	.82
2,168	1	.17	2,069	1	.18	2,164	2	.43
151,733	80	.21	150,684	78	.21	145,224	86	.24

3,343	1	.07	4,250	1	.11	4,132	1	.14
14,193	17	.50	13,100	17	.50	7,218	10	.53
13,490	51	1.51	13,327	50	1.49	10,886	47	1.71
8,570	57	2.65	8,040	51	2.54	7,003	49	2.78
4,917	4	.29	4,931	3	.28	7,263	4	.22
2,591	17	2.60	2,740	15	2.20	2,099	14	2.62
47,104	147	1.24	46,388	137	1.18	38,601	125	1.28
198,837	227	.45	197,072	215	.44	183,825	211	.46

68,219			67,679			64,749
228			241			238
10,035			10,123			10,890
45,201			44,447			42,231
$322,520			$319,562			$301,933
		2.99			3.14			3.45
		.13			.12			.13
	$2,176	3.12%		$2,241	3.26%		$2,298	3.58%
Loan fees for the six months ended June 30, 2014 and June 30, 2013 were $92 million and $110 million, respectively. Loan fees for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013 were $33 million, $59 million and $58 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the six months ended June 30, 2014 and June 30, 2013 were $93 million and $80 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013 were $47 million, $46 million and $40 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    147

ESTIMATED PRO FORMA FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIO – 2013 PERIODS (a)

	Pro forma Fully Phased-In Basel III (b)
Dollars in millions	December 31 2013	June 30 2013
Common stock, related surplus and retained earnings, net of treasury stock	$38,031		$36,302
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(9,321)		(9,381)
Basel III total threshold deductions	(1,386)		(2,224)
Accumulated other comprehensive income (c)	196		(241)
All other adjustments (d)	(64)		(536)
Estimated Common equity Tier 1 capital	$27,456		$23,920
Estimated Basel III standardized approach risk-weighted assets (e)	$291,977	$	N/A
Estimated Basel III advanced approaches risk-weighted assets (f)	$290,080		$290,838
Estimated Basel III Common equity Tier 1 capital ratio	9.4%		8.2%
Risk-weighted assets utilized	Standardized		Advanced
(a)	Amounts have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	See Basel III Capital Ratios discussion in the Capital portion of the Consolidated Balance Sheet Review section of the Financial Review in Part I, Item 2 of this Report.
(c)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(d)	Includes adjustments as required based on whether the standardized approach or advanced approaches is utilized.
(e)	Basel III standardized approach risk-weighted assets were estimated based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(f)	Basel III advanced approaches risk-weighted assets were estimated based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets.

2013 BASEL I TIER 1 COMMON CAPITAL RATIO (a) (b)

Dollars in millions	December 31 2013	June 30 2013
Basel I Tier 1 common capital	$28,484	$26,668
Basel I risk-weighted assets	272,169	264,750
Basel I Tier 1 common capital ratio	10.5%	10.1%
(a)	Effective January 1, 2014, the Basel I Tier 1 common capital ratio no longer applies to PNC (except for stress testing purposes). Our 2013 Form 10-K included additional information regarding our Basel I capital ratios.
(b)	Amounts have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

148    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 16 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2013 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the second quarter of 2014 are included in the following table:

2014 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 – 30	446	$83.52	433	20,536
May 1 – 31	831	$84.01	812	19,724
June 1 – 30	1,348	$88.16	1,339	18,385

Total	2,625	$86.06
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. See Note 15 Employee Benefit Plans and Note 16 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2013 Form 10-K for additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)	On October 4, 2007, our Board of Directors authorized the repurchase of up to 25 million shares of PNC common stock. The repurchases are made in open market or privately negotiated transactions and the repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. The timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process.
Our 2014 capital plan, submitted as part of the CCAR process and approved by the Federal Reserve, included share repurchase programs of up to $1.5 billion for the four quarter period beginning with the second quarter of 2014. This amount does not include share repurchases in connection with various employee benefit plans referenced in note (a). In the second quarter of 2014, in accordance with the 2014 capital plan, we repurchased 2.584 million shares of common stock on the open market, with an average price of $86.26 per share and an aggregate repurchase price of $222.9 million.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.50	Additional 2014 Forms of Employee Performance Unit and Restricted Share Unit Agreements

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

The PNC Financial Services Group, Inc. – Form 10-Q    149

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

150    The PNC Financial Services Group, Inc. – Form 10-Q

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

	High	Low	Close	Cash Dividends Declared (a)
2014 Quarter
First	$87.80	$76.06	$87.00	$.44
Second	89.85	79.80	89.05	.48
Total				$.92
2013 Quarter
First	$66.93	$58.96	$66.50	$.40
Second	74.19	63.69	72.92	.44
Third	77.93	71.48	72.45	.44
Fourth	78.36	70.63	77.58	.44
Total				$1.72
(a)	Our Board approved a third quarter 2014 cash dividend of $.48 per common share, which was payable on August 5, 2014.

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

REGISTRAR AND STOCK TRANSFER AGENT

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 7, 2014 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    151