Form 10-Q
period 2014-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2014-11-05
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 24, 2014, there were 526,209,756 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2014 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2014 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2014 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2014 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2013 Annual Report on Form 10-K (2013 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. Prior period amounts have also been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for more detail. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2013 Form 10-K and our First and Second Quarter 2014 Form 10-Qs: the Risk Management and Recourse And Repurchase Obligations sections of the Financial Review portion of the respective report; Item 1A Risk Factors included in our 2013 Form 10-K; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2013 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 18 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis.

Table 1: Consolidated Financial Highlights

THE PNC FINANCIAL SERVICES GROUP, INC. (PNC)

Dollars in millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Financial Results (a)
Revenue
Net interest income	$2,104	$2,234	$6,428	$6,881
Noninterest income	1,737	1,686	5,000	5,058
Total revenue	3,841	3,920	11,428	11,939
Noninterest expense (b)	2,357	2,394	6,949	7,167
Pretax, pre-provision earnings (c)	1,484	1,526	4,479	4,772
Provision for credit losses	55	137	221	530
Income before income taxes and noncontrolling interests	$1,429	$1,389	$4,258	$4,242
Net income (b)	$1,038	$1,028	$3,150	$3,138
Less:
Net income (loss) attributable to noncontrolling interests (b)	1	2	2	(2)
Preferred stock dividends and discount accretion and redemptions	71	71	189	199
Net income attributable to common shareholders	$966	$955	$2,959	$2,941
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	3	4	9	13
Impact of BlackRock earnings per share dilution	4	4	13	13
Net income attributable to diluted common shares	$959	$947	$2,937	$2,915
Diluted earnings per common share	$1.79	$1.77	$5.45	$5.49
Cash dividends declared per common share	$.48	$.44	$1.40	$1.28
Performance Ratios
Net interest margin (d)	2.98%	3.47%	3.12%	3.62%
Noninterest income to total revenue	45	43	44	42
Efficiency (b)	61	61	61	60
Return on:
Average common shareholders’ equity (b)	9.52	10.40	9.99	10.90
Average assets (b)	1.25	1.34	1.30	1.39

See page 59 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits.
(c)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations.
(d)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended September 30, 2014 and September 30, 2013 were $47 million and $43 million, respectively. The taxable-equivalent adjustments to net interest income for the nine months ended September 30, 2014 and September 30, 2013 were $140 million and $123 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	September 30 2014	December 31 2013	September 30 2013
Balance Sheet Data (dollars in millions, except per share data)
Assets (b)	$334,424	$320,192	$308,472
Loans	200,872	195,613	192,856
Allowance for loan and lease losses	3,406	3,609	3,691
Interest-earning deposits with banks (c)	26,247	12,135	8,047
Investment securities	55,039	60,294	57,260
Loans held for sale	2,143	2,255	2,399
Goodwill and other intangible assets	11,068	11,290	11,268
Equity investments (b) (d)	10,763	10,560	10,178
Other assets	23,123	22,552	22,733

Noninterest-bearing deposits	72,963	70,306	68,747
Interest-bearing deposits	153,341	150,625	147,327
Total deposits	226,304	220,931	216,074
Transaction deposits	192,222	186,391	181,794
Borrowed funds	52,327	46,105	40,273
Total shareholders’ equity (b)	44,481	42,334	41,043
Common shareholders’ equity (b)	40,536	38,392	37,103
Accumulated other comprehensive income	727	436	47

Book value per common share (b)	$76.71	$72.07	$69.75
Common shares outstanding (millions)	528	533	532
Loans to deposits	89%	89%	89%

Client Investment Assets (billions)
Discretionary client assets under management	$132	$127	$122
Nondiscretionary client assets under administration	127	120	115
Total client assets under administration	259	247	237
Brokerage account client assets	43	41	40
Total	$302	$288	$277

Capital Ratios
Transitional Basel III (e) (f)
Common equity Tier 1 (g)	11.1%	N/A (h)	N/A
Tier 1 risk-based	12.8	N/A	N/A
Total capital risk-based	16.1	N/A	N/A
Leverage	11.1	N/A	N/A

Pro forma Fully Phased-In Basel III (f) (i)
Common equity Tier 1 (g)	10.1%	9.4%	8.7%
Common shareholders’ equity to assets (b)	12.1%	12.0%	12.0%

Asset Quality
Nonperforming loans to total loans	1.30%	1.58%	1.66%
Nonperforming assets to total loans, OREO and foreclosed assets	1.48	1.76	1.87
Nonperforming assets to total assets	.89	1.08	1.17
Net charge-offs to average loans (for the three months ended) (annualized)	.16	.39	.47
Allowance for loan and lease losses to total loans	1.70	1.84	1.91
Allowance for loan and lease losses to nonperforming loans (j)	130%	117%	115%
Accruing loans past due 90 days or more (in millions)	$1,178	$1,491	$1,633
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(c)	Amounts include balances held with the Federal Reserve Bank of Cleveland of $25.9 billion, $11.7 billion and $7.6 billion as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively.
(d)	Amounts include our equity interest in BlackRock.
(e)	Calculated using the regulatory capital methodology applicable to PNC during 2014.
(f)	See Basel III Capital discussion in the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business in our 2013 Form 10-K. See also the Estimated Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratio – 2013 Periods table in the Statistical Information section of this Report for a reconciliation of the 2013 periods’ ratios.
(g)	The Basel III common equity Tier 1 capital ratio was previously referred to as the Basel III Tier 1 common capital ratio.
(h)	Our 2013 Form 10-K included a pro forma illustration of the Transitional Basel III common equity Tier 1 capital ratio using December 31, 2013 data and the Basel III phase-in schedule in effect for 2014 and information regarding our Basel I capital ratios, which applied to PNC in 2013. See also the 2013 Basel I Tier 1 Common Capital Ratio Table in the Statistical Information section of this Report for information regarding December 31, 2013 and September 30, 2013 ratios.
(i)	Ratios as of December 31, 2013 and September 30, 2013 have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(j)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

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

Recent Market and Industry Developments

There have been numerous legislative and regulatory developments and significant changes in the competitive landscape of our industry over the last several years. The United States and other governments have undertaken major reform of the regulation of the financial services industry, including engaging in new efforts to impose requirements designed to strengthen the stability of the financial system and protect consumers and investors. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), enacted in July 2010, mandates the most wide-ranging overhaul of financial industry regulation in decades. Many parts of the law are now in effect, and others are now in the implementation stage, which is likely to continue for several years. We expect to face further increased regulation of our industry as a result of Dodd-Frank as well as other current and future initiatives intended to enhance the regulation of financial services companies, the stability of the financial system, the protection of consumers and investors, and the liquidity and solvency of financial institutions and markets. We also expect in many cases more intense scrutiny from our supervisors in the examination process and more aggressive enforcement of laws and regulations on both the federal and state levels. Compliance with new regulations will increase our costs and reduce our revenue. Some new regulations may limit our ability to pursue certain desirable business opportunities.

On September 2, 2014, the Office of the Comptroller of the Currency (OCC) finalized enforceable guidelines that establish minimum standards for the design and implementation of a risk governance framework at large insured national banks, including PNC Bank, N.A. The

The PNC Financial Services Group, Inc. – Form 10-Q    3

guidelines describe the appropriate risk management roles and responsibilities of front line units, independent risk management, internal audit, and the board of directors, and provide that a bank should have a comprehensive written statement that articulates its risk appetite and serves as a basis for the framework (i.e., a risk appetite statement). In accordance with the guidelines’ phased-in compliance dates, PNC Bank, N.A. is required to be in compliance with the guidelines by May 10, 2015.

New and evolving capital and liquidity standards will have a significant effect on banks and bank holding companies, including PNC and PNC Bank, N.A. On September 3, 2014, the U.S. banking agencies released final rules to implement the Liquidity Coverage Ratio (LCR), which is a quantitative liquidity standard included in the international Basel III framework. The LCR rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high quality, unencumbered liquid assets (HQLA) to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rules (net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the haircuts and limitations in the rule, divided by its net cash outflow, with the quotient expressed as a percentage.

Top-tier bank holding companies (like PNC) that are subject to the advanced approaches for regulatory capital purposes, as well as any subsidiary depository institution of such a company that has $10 billion or more in total consolidated assets (such as PNC Bank, N.A.), are subject to the full LCR (rather than the less stringent modified LCR) under the final rules effective on January 1, 2015. However, the minimum required LCR and the requirement to calculate the LCR on a daily basis will be phased-in over a period of years. For example, the minimum LCR PNC and PNC Bank, N.A. will be required to maintain in 2015 is 80%, increases to 90% in 2016 and, when fully phased-in in 2017, will be 100%. PNC and PNC Bank, N.A. will be required to calculate the LCR on a monthly basis until June 30, 2016. Beginning on July 1, 2016, and thereafter, PNC and PNC Bank, N.A. will be required to calculate the LCR on a daily basis. PNC and PNC Bank, N.A. expect to exceed the initial LCR phase-in requirement when it becomes effective on January 1, 2015.

On October 17, 2014, the Federal Reserve issued final rules adopting amendments to its capital plan and stress testing rules. Under these amendments, the schedule for the annual CCAR and Dodd-Frank stress test (DFAST) process will be modified effective January 1, 2016. Beginning in 2016, bank holding companies with total consolidated assets of $50 billion or more, such as PNC, are required to submit their annual capital plans and company-run stress test results to the Federal Reserve by April 5th of each year (rather than by January 5th as currently required). In order to transition to this new schedule, the Federal Reserve has indicated that its non-

objection to a capital plan submitted in January 2015 would cover proposed capital actions for the five quarter period from the second quarter of 2015 through and including the second quarter of 2016. Under the new schedule, the Federal Reserve will release its decisions on the capital plans submitted and release the results of its supervisory stress test by June 30th, approximately three months later than current practice. The amendments also shift the schedule for the company-run mid-cycle DFAST stress tests, with PNC’s submission date for these tests shifting to October 5th (from July 5th) and the release date for company results moving to October (from September).

On July 31, 2013, the U.S. District Court for the District of Columbia granted summary judgment to the plaintiffs in NACS, et al. v. Board of Governors of the Federal Reserve System. The decision vacated the debit card interchange and network processing rules that went into effect in October 2011 and that were adopted by the Federal Reserve to implement provisions of Dodd-Frank. The district court found among other things that the debit card interchange fees permitted under the rules allowed card issuers to recover costs that were not permitted by the statute. In March 2014, the U.S. Court of Appeals for the District of Columbia Circuit reversed the district court. It upheld the Federal Reserve’s network processing rule and upheld its interchange fee rule except as to the issue of transaction monitoring costs, and remanded that issue back to the Federal Reserve for further explanation. In August 2014, the plaintiffs filed a petition for a writ of certiorari in the U.S. Supreme Court seeking review of the court of appeals’ decision.

In October 2014, six federal agencies (the Federal Reserve, OCC, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, the Federal Housing Finance Agency and the Department of Housing and Urban Development) adopted final rules to implement the credit risk retention requirements of Section 941 of Dodd-Frank for asset-backed securitization transactions. The regulations specify when and how securitizers of different types of asset-backed securitizations, including transactions backed by residential mortgages, commercial mortgages, and commercial, credit card and auto loans, must comply with the Dodd-Frank requirement that they retain at least five percent of the credit risk of the assets being securitized. The final rules also implement the exemptions from these credit risk retention requirements for transactions that are backed by “qualified residential mortgages” or other high-quality commercial mortgage, commercial or automobile loans, each as defined in the final rules. The regulations will take effect one year after publication in the Federal Register (which is expected in November 2014) with respect to new securitization transactions backed by residential mortgages and two years after publication in the Federal Register with respect to new securitization transactions backed by other types of assets. The final rules are likely to have an impact on PNC both directly, due to its role in certain types of securitization transactions, as

4    The PNC Financial Services Group, Inc. – Form 10-Q

well as indirectly, by impacting the markets for loans that PNC originates and securitizes, although the extent and magnitude of these impacts is not yet known and will, to some extent, depend on how the markets and market participants (including PNC) adjust to the new rules. For more information on the potential direct and indirect impact of the rules on PNC, see Item 1A Risk Factors in our 2013 Form 10-K.

For additional information concerning recent legislative and regulatory developments, as well as certain governmental, legislative and regulatory inquiries and investigations that may affect PNC, please see the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors, Recent Market and Industry Developments in the Executive Summary section of Item 7, and Note 23 Legal Proceedings and Note 24 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of our 2013 Form 10-K and Recent Market and Industry Developments in the Executive Summary section of our First Quarter 2014 Form 10-Q and Second Quarter 2014 Form 10-Q, as well as Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

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

•	The impact of market credit spreads on asset valuations.

In addition, our success will depend upon, among other things:

•	Focused execution of strategic priorities for organic customer growth opportunities,
•	Further success in growing profitability through the acquisition and retention of customers and deepening relationships,
•	Driving growth in acquired and underpenetrated geographic markets, including our Southeast markets,
•	Our ability to effectively manage PNC’s balance sheet and generate net interest income,
•	Revenue growth from fee income and our ability to provide innovative and valued products to our customers,
•	Our ability to utilize technology to develop and deliver products and services to our customers and protect PNC’s systems and customer information,
•	Our ability to bolster our critical infrastructure and streamline our core processes,
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•	A sustained focus on expense management,
•	Improving our overall asset quality,
•	Managing the non-strategic assets portfolio and impaired assets,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to manage risk to acceptable levels and to meet evolving regulatory capital and liquidity standards,
•	Actions we take within the capital and other financial markets,
•	The impact of legal and regulatory-related contingencies, and
•	The appropriateness of reserves needed for critical accounting estimates and related contingencies.

For additional information, please see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2013 Form 10-K.

Income Statement Highlights

•

Net income for the third quarter of 2014 was $1.0 billion, or $1.79 per diluted common share, compared to $1.0 billion, or $1.77 per diluted common share for the third quarter of 2013. Net income increased $10 million in the comparison, as a 2% reduction in noninterest expense and lower provision for credit losses were mostly offset by a 2% decline in total revenue. For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

•	Net interest income of $2.1 billion for the third quarter of 2014 decreased 6% compared with the third quarter of 2013, primarily driven by lower

The PNC Financial Services Group, Inc. – Form 10-Q    5

purchase accounting accretion and lower yields on loans and investment securities, partially offset by the impact of commercial and commercial real estate loan growth.
•

Net interest margin decreased to 2.98% for the third quarter of 2014 compared to 3.47% for the third quarter of 2013. The decline reflected the impact of lower purchase accounting accretion, lower loan and securities yields in the ongoing low rate environment, and the impact of higher interest-earning deposits with the Federal Reserve Bank.

•

Noninterest income of $1.7 billion for the third quarter of 2014 increased 3% compared to the third quarter of 2013, as strong fee income growth was partially offset by declines in residential mortgage loan sales revenue, reductions in asset valuations and lower gains on asset sales.

•	The provision for credit losses decreased to $55 million for the third quarter of 2014 compared to $137 million for the third quarter of 2013 due to overall credit quality improvement.
•

Noninterest expense of $2.4 billion for the third quarter of 2014 decreased 2% compared with the third quarter of 2013 reflecting well managed expenses and the impact of the third quarter 2013 noncash charge related to redemption of trust preferred securities.

Credit Quality Highlights

•	Overall credit quality continued to improve during the first nine months of 2014. For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.
•

Nonperforming assets decreased $.5 billion, or 14%, to $3.0 billion at September 30, 2014 compared to December 31, 2013. Nonperforming assets to total assets were 0.89% at September 30, 2014, compared to 1.08% at December 31, 2013.

•	Overall loan delinquencies of $2.0 billion at September 30, 2014 decreased $.5 billion, or 19%, compared with December 31, 2013.
•	The allowance for loan and lease losses was 1.70% of total loans and 130% of nonperforming loans at September 30, 2014, compared with 1.84% and 117% at December 31, 2013, respectively.
•

Net charge-offs of $82 million were down 63% compared to net charge-offs of $224 million for the third quarter of 2013. Annualized net charge-offs were 0.16% of average loans in the third quarter of 2014 and 0.47% of average loans in the third quarter of 2013. For the first nine months of 2014, net charge-offs were $413 million, and 0.28% of average loans on an annualized basis, compared with $888 million and 0.63% for the first nine months of 2013, respectively. The year-to-date comparisons were impacted by alignment with interagency guidance in the first quarter of 2013 on practices for loans and lines of credit related to consumer lending. In the first quarter 2013, this alignment had the overall effect of (i) accelerating charge-offs, (ii) increasing nonperforming loans and (iii) in the case of loans accounted for under the fair value option, increasing nonaccrual loans. See the Credit Risk Management portion of the Risk Management section of this Financial Review for further detail.

Balance Sheet Highlights

•	Total loans increased by $5.3 billion to $201 billion at September 30, 2014 compared to December 31, 2013.
•	Total commercial lending increased by $6.9 billion, or 6%, as a result of growth in commercial and commercial real estate loans to new and existing customers.
•	Total consumer lending decreased $1.7 billion, or 2%, due to lower home equity, residential mortgage and education loans partially offset by growth in automobile loans.
•	Total deposits increased by $5.4 billion to $226 billion at September 30, 2014 compared with December 31, 2013, driven by growth in transaction deposits.
•

PNC further increased its liquidity position as reflected in higher deposit balances maintained with the Federal Reserve Bank and expects to exceed the phase-in requirement of the short-term liquidity coverage ratio when it becomes effective for PNC as an advanced approaches bank beginning January 1, 2015.

•	PNC’s well-positioned balance sheet remained core funded with a loans to deposits ratio of 89% at September 30, 2014.
•	The Transitional Basel III common equity Tier 1 capital ratio, calculated using the regulatory capital methodology applicable to PNC during 2014, increased to 11.1% at September 30, 2014.
•

Pro forma fully phased-in Basel III common equity Tier 1 capital ratio increased to an estimated 10.1% at September 30, 2014 from 9.4% at December 31, 2013 based on the standardized approach rules. See the Capital discussion and Table 18 in the Consolidated Balance Sheet Review section of this Financial Review and the December 31, 2013 capital ratio tables in the Statistical Information section of this Report for more detail.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results during the first nine months of 2014 and 2013 and balances at September 30, 2014 and December 31, 2013, respectively.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Capital and Liquidity Actions

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process.

In connection with the 2014 CCAR, PNC submitted its 2014 capital plan, approved by its Board of Directors, to the Federal Reserve in January 2014. As we announced on March 26, 2014, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions, which included a recommendation to increase the quarterly common stock dividend in the second quarter of 2014. The capital plan also included share repurchase programs of up to $1.5 billion for the four quarter period beginning in the second quarter of 2014 under PNC’s existing common stock repurchase authorization. These programs include repurchases of up to

$200 million to mitigate the financial impact of employee benefit plan transactions. In the second and third quarters of 2014, in accordance with the 2014 capital plan, we repurchased 6.8 million shares of common stock on the open market, with an average price of $85.55 per share and an aggregate repurchase price of $583 million. For additional information concerning the CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, see the Supervision and Regulation section in Item 1 Business of our 2013 Form 10-K.

On April 3, 2014, consistent with our 2014 capital plan, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from 44 cents per common share to 48 cents per common share beginning with the May 5, 2014 dividend payment.

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for more detail on our 2014 capital and liquidity actions.

Average Consolidated Balance Sheet Highlights

Table 2: Summarized Average Balance Sheet

Nine months ended September 30 Dollars in millions			Change
	2014	2013	$	%
Average assets
Interest-earning assets
Investment securities	$56,357	$57,304	$(947)	(2)%
Loans	198,559	188,419	10,140	5%
Interest-earning deposits with banks	16,341	3,041	13,300	437%
Other	8,476	8,565	(89)	(1)%
Total interest-earning assets	279,733	257,329	22,404	9%
Noninterest-earning assets	44,145	45,503	(1,358)	(3)%
Total average assets	$323,878	$302,832	$21,046	7%
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$151,757	$145,041	$6,716	5%
Borrowed funds	47,620	38,994	8,626	22%
Total interest-bearing liabilities	199,377	184,035	15,342	8%
Noninterest-bearing deposits	68,976	65,485	3,491	5%
Other liabilities	10,389	11,261	(872)	(8)%
Equity	45,136	42,051	3,085	7%
Total average liabilities and equity	$323,878	$302,832	$21,046	7%

Various seasonal and other factors impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at September 30, 2014 compared with December 31, 2013. Total assets were $334.4 billion at September 30, 2014 compared with $320.2 billion at December 31, 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    7

Average investment securities declined in the comparison of the first nine months of 2014 with the first nine months of 2013, as a net decrease in average residential and commercial mortgage-backed securities from principal payments was partially offset by an increase in average U.S. Treasury and government agencies securities, which was largely driven by purchases to enhance our liquidity position. Total investment securities comprised 20% of average interest-earning assets for the first nine months of 2014 and 22% for the first nine months of 2013.

The increase in average total loans in the first nine months of 2014 compared with the first nine months of 2013 was driven by increases in average commercial loans of $6.0 billion, average commercial real estate loans of $3.4 billion and average consumer loans of $.9 billion. The overall increase in loans reflected organic loan growth, primarily in our Corporate & Institutional Banking segment.

Loans represented 71% of average interest-earning assets for the first nine months of 2014 and 73% of average interest-earning assets for the first nine months of 2013.

Average interest-earning deposits with banks, which are primarily maintained with the Federal Reserve Bank, increased significantly in the comparison to the prior year period as we continued to enhance our liquidity position.

The decrease in average noninterest-earning assets in the first nine months of 2014 compared with the first nine months of 2013 was primarily driven by decreased unsettled securities sales and securities valuations, both of which are included in noninterest-earning assets for average balance sheet purposes.

Average total deposits increased $10.2 billion to $220.7 billion in the first nine months of 2014 compared with the first nine months of 2013, primarily due to an increase of $11.9 billion in average transaction deposits, which grew to $186.8 billion for the first nine months of 2014. Higher average money market deposits, average noninterest-bearing deposits and average interest-bearing demand deposits drove the increase in both commercial and consumer average transaction deposits. These increases were partially offset by a decrease of $2.7 billion in average retail certificates of deposit attributable to runoff of maturing accounts. Total deposits at September 30, 2014 were $226.3 billion compared with $220.9 billion at December 31, 2013 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review.

Average total deposits represented 68% of average total assets for the first nine months of 2014 and 70% for the first nine months of 2013.

The increase in average borrowed funds in the first nine months of 2014 compared with the first nine months of 2013 was primarily due to increases in average Federal Home Loan Bank (FHLB) borrowings and average bank notes and senior debt, in part to enhance our liquidity position. These increases were partially offset by a decline in average commercial paper. Total borrowed funds at September 30, 2014 were $52.3 billion compared with $46.1 billion at December 31, 2013 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Highlights

Total business segment earnings were $3.0 billion for the first nine months of 2014 and 2013. The Business Segments Review section of this Financial Review includes further analysis of our business segment results over the first nine months of 2014 and 2013, including presentation differences from Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report. Note 18 Segment Reporting presents results of businesses for the three months and nine months ended September 30, 2014 and 2013.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 18 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Table 3: Results Of Businesses – Summary

(Unaudited)

	Net Income		Revenue		Average Assets (a)
Nine months ended September 30 – in millions	2014	2013	2014	2013	2014	2013
Retail Banking	$556	$443	$4,529	$4,600	$75,264	$74,620
Corporate & Institutional Banking	1,542	1,695	4,032	4,117	121,232	112,152
Asset Management Group	136	126	826	771	7,687	7,289
Residential Mortgage Banking	44	93	618	773	7,889	10,170
BlackRock	399	338	528	442	6,562	6,102
Non-Strategic Assets Portfolio	291	260	447	575	8,563	10,238
Total business segments	2,968	2,955	10,980	11,278	227,197	220,571
Other (b) (c) (d)	182	183	448	661	96,681	82,261
Total	$3,150	$3,138	$11,428	$11,939	$323,878	$302,832
(a)	Period-end balances for BlackRock.
(b)	“Other” average assets include investment securities associated with asset and liability management activities.
(c)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in the Business Segments Review section of this Financial Review and in Note 18 Segment Reporting in the Notes To Consolidated Financial Statements in this Report.
(d)	The decrease in revenue in the first nine months of 2014 compared to the first nine months of 2013 for “Other” reflected a decline in net interest income primarily due to decreased investment securities income and higher borrowed funds expense, while the decline in noninterest income was more than offset by a decrease in noninterest expense.

The PNC Financial Services Group, Inc. – Form 10-Q    9

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income was $3.2 billion for the first nine months of 2014, an increase of $12 million compared to the first nine months of 2013, as a 3% reduction in noninterest expense and significantly lower provision for credit losses were mostly offset by a 4% decline in total revenue, driven by lower net interest income and slightly lower noninterest income.

Third quarter 2014 net income increased $10 million to $1.0 billion, compared with third quarter 2013. A 2% decrease in noninterest expense and lower provision for credit losses were largely offset by a 2% decline in total revenue. The decrease in revenue resulted from lower net interest income, which was partially offset by a 3% increase in noninterest income.

Net Interest Income

Table 4: Net Interest Income and Net Interest Margin

	Nine months ended September 30		Three months ended September 30
Dollars in millions	2014	2013	2014	2013
Net interest income	$6,428	$6,881	$2,104	$2,234
Net interest margin	3.12%	3.62%	2.98%	3.47%

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

Net interest income decreased by $453 million, or 7%, in the first nine months of 2014 compared with the prior year period, including a decline of $130 million, or 6%, in the third quarter comparison. The decreases in both comparisons were primarily due to lower purchase accounting accretion and lower yields on loans and investment securities, partially offset by the impact of commercial and commercial real estate loan growth. The declines also reflected the impact from the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income. Lower investment securities balances in both comparisons also contributed to the decline.

Lower net interest margins in both comparisons were driven by 52 basis point and 49 basis point declines in the yields on total interest-earning assets in both the year-to-date and quarterly comparisons, respectively, which included the impact of lower purchase accounting accretion, continued spread compression, and repricing of new and existing loans and securities in a lower rate environment. The rate paid on interest-bearing liabilities remained relatively stable in both comparisons.

The declines in total interest-earning asset yields, in both comparisons, primarily reflected lower yields on new and repricing loans in the ongoing low rate environment, the impact of the second quarter 2014 correction to reclassify certain commercial facility fees and the impact of higher interest-earning deposits maintained with the Federal Reserve Bank. Both comparisons also reflected lower yields on the investment securities portfolio.

In the fourth quarter of 2014, we expect net interest income to be down modestly due to the continued decline in purchase accounting accretion and further interest rate spread compression related to loans and investment securities.

For full year 2014, we expect total purchase accounting accretion to be down approximately $275 million compared with 2013. In 2015, we expect purchase accounting accretion to be down approximately $225 million compared to 2014.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest Income

Table 5: Noninterest Income

	Nine months ended September 30				Three months ended September 30
			Change				Change
Dollars in millions	2014	2013	$	%	2014	2013	$	%
Noninterest income
Asset management	$1,137	$978	$159	16%	$411	$330	$81	25%
Consumer services	933	926	7	1%	320	316	4	1%
Corporate services	1,018	909	109	12%	374	306	68	22%
Residential mortgage	483	600	(117)	(20)%	140	199	(59)	(30)%
Service charges on deposits	482	439	43	10%	179	156	23	15%
Net gains on sales of securities	4	96	(92)	(96)%	–	21	(21)	(100)%
Net other-than-temporary impairments	(4)	(16)	12	75%	(1)	(2)	1	50%
Other	947	1,126	(179)	(16)%	314	360	(46)	(13)%
Total noninterest income	$5,000	$5,058	$(58)	(1)%	$1,737	$1,686	$51	3%

Noninterest income decreased in the comparison to the first nine months of 2013 as strong fee income growth was more than offset by declines in residential mortgage loan sales revenue, reductions in asset valuations and lower gains on asset sales. In the quarterly comparison, noninterest income increased in the current quarter, as the strong growth in fee income was only partially offset by the declines in residential mortgage loan sales revenue, asset valuations and gains on asset sales.

Noninterest income as a percentage of total revenue was 44% for the first nine months of 2014, up from 42% for the first nine months of 2013. The comparable amounts for the third quarters of 2014 and 2013 were 45% and 43%, respectively.

Asset management revenue increased in both comparisons due to increased earnings from our BlackRock investment, stronger average equity markets in the respective periods and positive net flows, after adjustments for cyclical client activities. Discretionary client assets under management increased to $132 billion at September 30, 2014 compared with $122 billion at September 30, 2013 driven by higher equity markets, new sales and positive net flows.

Consumer service fees increased slightly in both the year-to-date and third quarter comparisons, primarily due to growth in customer-initiated transaction volumes that was mostly offset by several individually insignificant items.

Corporate services revenue increased to $1.0 billion for the first nine months of 2014, including $374 million in the third quarter of 2014, compared to $.9 billion for the first nine months of 2013, which included $306 million for the third quarter of 2013. The comparisons reflected higher merger and acquisition advisory fees and the impact of the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income. These increases were partially offset by lower net commercial mortgage servicing rights valuation gains, which were $33 million for the first nine months of 2014 compared to $73 million for the first nine months of 2013. The respective gain amount for the third quarter of 2013 was $18 million, while the amount for the third quarter of 2014 was not significant.

Residential mortgage revenue decreased to $483 million in the first nine months of 2014 compared with $600 million in the first nine months of 2013. In the third quarter 2014 comparison, residential mortgage revenue declined to $140 million compared with $199 million in the third quarter of 2013. Both comparisons included lower loan sales revenue from a reduction in origination volume and lower net hedging gains on residential mortgage servicing rights, partially offset by higher loan servicing fee revenue. The decline in loan sales revenue in the year-to-date comparison was partially offset by the impact of second quarter 2014 gains on sales of previously underperforming portfolio loans.

In addition, the overall decline in residential mortgage revenue for the first nine months of 2014 was partially offset by the impact of improvement in the provision for residential mortgage repurchase obligations, which was a small benefit for the first nine months of 2014 compared to a provision of $71 million in the prior year period. The respective amounts in the third quarters of 2014 and 2013 were not significant.

Service charges on deposits increased in both comparisons to the prior year periods due to growth in customer-initiated transactions and changes in product offerings.

Other noninterest income decreased to $.9 billion for the first nine months of 2014 compared with $1.1 billion for the first nine months of 2013. Third quarter 2014 other noninterest income declined to $314 million compared to $360 million for the third quarter of 2013. Both declines were driven by lower asset valuations and reduced overall gains on sale of other assets, partially offset by higher revenue associated with private equity investments. The year-to-date comparison also reflected lower revenue from a decline in the market value of investments related to deferred compensation obligations.

The PNC Financial Services Group, Inc. – Form 10-Q    11

The declines in asset valuations in the nine months period comparison included lower revenue from credit valuations for customer-related derivatives activities due to lower market interest rates impacting the fair value of PNC’s credit exposure on these activities, which resulted in a loss of $15 million for the first nine months of 2014 compared to income of $40 million for the first nine months of 2013. The impacts to both the third quarters of 2014 and 2013 were not significant.

Other noninterest income in the first nine months of 2014 included gains of $173 million on sales of 3 million shares of Visa Class B common shares, compared to $168 million of gains on sales of 4 million shares in the first nine months of 2013. The comparable amounts for the third quarters of 2014 and 2013 were gains of $57 million and $85 million on sales of 1 million and 2 million shares, respectively. At September 30, we held approximately 7 million Visa Class B common shares with a fair value of approximately $648 million and a recorded investment of approximately $89 million.

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

In the fourth quarter of 2014, we expect fee-based noninterest income to remain stable as we anticipate seasonal growth and higher fee-based business activity to offset an expected fourth quarter decline in anticipated merger and acquisition advisory fees compared to the third quarter.

Provision For Credit Losses

The provision for credit losses totaled $221 million for the first nine months of 2014 compared with $530 million for the first nine months of 2013 and was $55 million for the third quarter of 2014 compared with $137 million for the third quarter of 2013. The decreases in provision reflected improved overall credit quality, including lower consumer loan delinquencies. A contributing economic factor in the nine month comparison was the increasing value of residential real estate, which improved expected cash flows from our purchased impaired loans.

Assuming a continuation of current credit trends, we expect our provision for credit losses in the fourth quarter of 2014 to be between $25 million and $75 million.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Noninterest expense decreased $218 million, or 3%, to $6.9 billion for the first nine months of 2014 compared to the prior year period, reflecting overall disciplined expense management. The decline was driven by a decrease in personnel expense related to lower headcount and benefits costs and the impacts of a first quarter 2013 contribution to the PNC Foundation and noncash charges for unamortized discounts of $57 million related to redemption of trust preferred securities in the first nine months of 2013.

Noninterest expense was $2.4 billion in the third quarter of 2014, a decline of $37 million, or 2%, compared with third quarter 2013. The decrease reflected well-controlled expenses and the impact of the third quarter 2013 noncash charge related to redemption of trust preferred securities of $27 million. These declines were partially offset by investments in technology and infrastructure.

In the first nine months of 2014, we have completed actions to achieve our full year 2014 continuous improvement savings goal of $500 million. These cost savings are funding investments in our infrastructure, including those related to cybersecurity, and investments in our diversified businesses, including our Retail Banking transformation, consistent with our strategic priorities.

For the fourth quarter of 2014, we expect noninterest expense to increase by low single digits, on a percentage basis, compared to third quarter 2014 related to expected seasonally higher fourth quarter expenses and as we continue to invest in our businesses and infrastructure. We expect to partially offset these increases with expected cost savings from our continuous improvement savings program.

Effective Income Tax Rate

The effective income tax rate was 26.0% in both the first nine months of 2014 and 2013. For the third quarter of 2014, our effective income tax rate was 27.4% compared with 26.0% for the third quarter of 2013. The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

The higher effective income tax rate in the third quarter of 2014 compared to the third quarter of 2013 was primarily attributable to the 2013 tax benefit recognized by asserting that earnings of the Luxembourg-UK lending business were indefinitely reinvested.

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

12    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

	September 30 2014	December 31 2013	Change
Dollars in millions			$	%
Assets
Interest-earning deposits with banks	$26,247	$12,135	$14,112	116%
Loans held for sale	2,143	2,255	(112)	(5)%
Investment securities	55,039	60,294	(5,255)	(9)%
Loans	200,872	195,613	5,259	3%
Allowance for loan and lease losses	(3,406)	(3,609)	203	6%
Goodwill	9,074	9,074	–	–%
Other intangible assets	1,994	2,216	(222)	(10)%
Other, net	42,461	42,214	247	1%
Total assets	$334,424	$320,192	$14,232	4%
Liabilities
Deposits	$226,304	$220,931	$5,373	2%
Borrowed funds	52,327	46,105	6,222	13%
Other	9,798	9,119	679	7%
Total liabilities	288,429	276,155	12,274	4%
Equity
Total shareholders’ equity	44,481	42,334	2,147	5%
Noncontrolling interests	1,514	1,703	(189)	(11)%
Total equity	45,995	44,037	1,958	4%
Total liabilities and equity	$334,424	$320,192	$14,232	4%

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

The increase in total assets was primarily due to higher interest-earning deposits with banks and loan growth, partially offset by lower investment securities. The increase in interest-earning deposits with banks was driven by higher deposit balances maintained with the Federal Reserve Bank in part due to regulatory short-term liquidity standards that begin to be phased in starting January 1, 2015. Interest-earning deposits with banks included balances held with the Federal Reserve Bank of Cleveland of $25.9 billion and $11.7 billion at September 30, 2014 and December 31, 2013, respectively. The increase in liabilities was largely due to growth in deposits and higher Federal Home Loan Bank borrowings and issuances of bank notes and senior debt and subordinated debt, partially offset by a decline in federal funds purchased and repurchase agreements. An analysis of changes in selected balance sheet categories follows.

Loans

Outstanding loan balances of $200.9 billion at September 30, 2014 and $195.6 billion at December 31, 2013 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.8 billion at September 30, 2014 and $2.1 billion at December 31, 2013, respectively. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

The PNC Financial Services Group, Inc. – Form 10-Q    13

Table 7: Details Of Loans

	September 30 2014	December 31 2013	Change
Dollars in millions			$	%
Commercial lending
Commercial
Retail/wholesale trade	$16,162	$15,530	$632	4%
Manufacturing	18,649	16,208	2,441	15%
Service providers	13,603	13,052	551	4%
Real estate related (a)	10,722	10,729	(7)	–%
Financial services	5,218	4,927	291	6%
Health care	9,095	8,690	405	5%
Other industries	20,051	19,242	809	4%
Total commercial	93,500	88,378	5,122	6%
Commercial real estate
Real estate projects (b)	14,564	13,613	951	7%
Commercial mortgage	8,378	7,578	800	11%
Total commercial real estate	22,942	21,191	1,751	8%
Equipment lease financing	7,621	7,576	45	1%
Total commercial lending (c)	124,063	117,145	6,918	6%
Consumer lending
Home equity
Lines of credit	20,667	21,696	(1,029)	(5)%
Installment	14,388	14,751	(363)	(2)%
Total home equity	35,055	36,447	(1,392)	(4)%
Residential real estate
Residential mortgage	13,805	14,418	(613)	(4)%
Residential construction	546	647	(101)	(16)%
Total residential real estate	14,351	15,065	(714)	(5)%
Credit card	4,449	4,425	24	1%
Other consumer
Education	6,978	7,534	(556)	(7)%
Automobile	11,548	10,827	721	7%
Other	4,428	4,170	258	6%
Total consumer lending	76,809	78,468	(1,659)	(2)%
Total loans	$200,872	$195,613	$5,259	3%
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Construction loans with interest reserves and A/B Note restructurings are not significant to PNC.

The increase in loans was driven by the increase in commercial lending as a result of growth in commercial and commercial real estate loans, primarily from new customers and organic growth. The decline in consumer lending resulted from lower home equity, residential mortgage and education loans, partially offset by growth in automobile loans.

Loans represented 60% of total assets at September 30, 2014 and 61% at December 31, 2013. Commercial lending represented 62% of the loan portfolio at September 30, 2014 and 60% at December 31, 2013. Consumer lending represented 38% of the loan portfolio at September 30, 2014 and 40% at December 31, 2013.

Commercial real estate loans represented 11% of total loans at both September 30, 2014 and December 31, 2013 and represented 7% of total assets at both September 30, 2014 and December 31, 2013. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our loan portfolio.

Total loans above include purchased impaired loans of $5.2 billion, or 3% of total loans, at September 30, 2014, and $6.1 billion, or 3% of total loans, at December 31, 2013.

Our loan portfolio continued to be diversified among numerous industries, types of businesses and consumers across our principal geographic markets.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Allowance for Loan and Lease Losses (ALLL)

Our total ALLL of $3.4 billion at September 30, 2014 consisted of $1.6 billion and $1.8 billion established for the commercial lending and consumer lending categories, respectively. The ALLL included what we believe to be appropriate loss coverage on all loans, including higher risk loans, in the commercial and consumer portfolios. We do not consider government insured or guaranteed loans to be higher risk as defaults have historically been materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans is included in the Credit Risk Management portion of the Risk Management section of this Financial Review and Note 1 Accounting Policies, Note 4 Asset Quality and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Purchase Accounting Accretion and Valuation of Purchased Impaired Loans

Information related to purchase accounting accretion and accretable yield for the first nine months of 2014 and 2013 follows. Additional information is provided in Note 5 Purchased Loans in the Notes To Consolidated Financial Statements included in Part I, Item  1 of this Report.

Table 8: Accretion – Purchased Impaired Loans

	Three months ended September 30		Nine months ended September 30
In millions	2014	2013	2014	2013
Accretion on purchased impaired loans
Scheduled accretion	$109	$145	$354	$452
Reversal of contractual interest on impaired loans	(57)	(82)	(195)	(250)
Scheduled accretion net of contractual interest	52	63	159	202
Excess cash recoveries	31	26	95	87
Total	$83	$89	$254	$289

Table 9: Purchased Impaired Loans – Accretable Yield

In millions	2014	2013
January 1	$2,055	$2,166
Scheduled accretion	(354)	(452)
Excess cash recoveries	(95)	(87)
Net reclassifications to accretable from non-accretable and other activity (a)	213	557
September 30 (b)	$1,819	$2,184
(a)	Approximately 68% and 60% of the net reclassifications for the first nine months ended September 30, 2014 and 2013, respectively, were driven by the consumer portfolio and were due to improvements of cash expected to be collected on both RBC Bank (USA) and National City loans in future periods with the remainder predominantly due to future cash flow changes in the commercial portfolio.
(b)	As of September 30, 2014, we estimate that $1.8 billion of accretable interest on purchased credit impaired loans will be recognized in future interest income, $1.0 billion of which is expected to be contractual interest.

The PNC Financial Services Group, Inc. – Form 10-Q    15

Information related to the valuation of purchased impaired loans at September 30, 2014 and December 31, 2013 follows.

Table 10: Valuation of Purchased Impaired Loans

	September 30, 2014		December 30, 2013
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Outstanding balance	$573		$937
Purchased impaired mark	(168)		(264)
Recorded investment	405		673
Allowance for loan losses	(96)		(133)
Net investment	309	54%	540	58%
Consumer and residential mortgage loans:
Outstanding balance	4,795		5,548
Purchased impaired mark	(33)		(115)
Recorded investment	4,762		5,433
Allowance for loan losses	(795)		(871)
Net investment	3,967	83%	4,562	82%
Total purchased impaired loans:
Outstanding balance	5,368		6,485
Purchased impaired mark	(201)		(379)
Recorded investment	5,167		6,106
Allowance for loan losses	(891)		(1,004)
Net investment	$4,276	80%	$5,102	79%

At September 30, 2014, our largest individual purchased impaired loan had a recorded investment of $11 million. We currently expect to collect total cash flows of $6.1 billion on purchased impaired loans, representing the $4.3 billion net investment at September 30, 2014 and the accretable net interest of $1.8 billion shown in Table 9.

Weighted Average Life of the Purchased Impaired Portfolios

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of September 30, 2014.

Table 11: Weighted Average Life of the Purchased Impaired Portfolios

As of September 30, 2014 Dollars in millions	Recorded Investment	WAL (a)
Commercial	$82	1.9 years
Commercial real estate	323	1.5 years
Consumer (b)	2,065	4.3 years
Residential real estate (c)	2,697	5.3 years
Total	$5,167	4.6 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.
(c)	In 2014, the weighted average life of the purchased impaired portfolio increased, primarily driven by residential real estate. Increasing a portfolio’s weighted average life may result in more interest income being recognized on purchased impaired loans in future periods.

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

Table 12: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	September 30, 2014	Declining Scenario (a)	Improving Scenario (b)
Expected cash flows	$6.1	$(.1)	$.3
Accretable difference	1.8	–	.1
Allowance for loan and lease losses	(.9)	(.1)	.2
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans, we assume home price forecast decreases by ten percent and unemployment rate forecast increases by two percentage points; for commercial loans, we assume that collateral values decrease by ten percent.

16    The PNC Financial Services Group, Inc. – Form 10-Q

(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by ten percent, unemployment rate forecast decreases by two percentage points and interest rate forecast increases by two percentage points; for commercial loans, we assume that collateral values increase by ten percent.

The present value impact of declining cash flows is primarily reflected as an immediate impairment charge to the provision for credit losses, resulting in an increase to the allowance for loan and lease losses. The present value impact of increased cash flows is first recognized as a reversal of the allowance with any additional cash flow increases reflected as an increase in accretable yield over the life of the loan.

Net Unfunded Credit Commitments

Net unfunded credit commitments are comprised of the following:

Table 13: Net Unfunded Loan Commitments

In millions	September 30 2014	December 31 2013
Total commercial lending (a)	$96,815	$90,104
Home equity lines of credit	18,029	18,754
Credit card	17,659	16,746
Other	4,292	4,266
Total	$136,795	$129,870
(a)	Less than 5% of net unfunded loan commitments relate to commercial real estate at each date.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.

Standby bond purchase agreements totaled $1.1 billion at September 30, 2014 and $1.3 billion at December 31, 2013 and are included in the preceding table, primarily within the Total commercial lending category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $10.2 billion at September 30, 2014 and $10.5 billion at December 31, 2013. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

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

Table 14: Investment Securities

	September 30, 2014		December 31, 2013		Ratings (a) As of September 30, 2014
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$5,422	$5,619	$4,229	$4,361	100%
Agency residential mortgage-backed (b)	23,271	23,688	27,370	27,535	100
Non-agency residential mortgage-backed	5,180	5,423	5,750	5,894	11	1%	2%	81%	5%
Agency commercial mortgage-backed (b)	3,039	3,094	2,996	3,063	100
Non-agency commercial mortgage-backed (c)	4,771	4,869	5,624	5,744	73	10	8	4	5
Asset-backed (d)	5,836	5,890	6,763	6,773	89	2		8	1
State and municipal	4,031	4,192	3,664	3,678	82	12			6
Other debt	2,117	2,159	2,845	2,891	66	23	10		1
Corporate stock and other	391	397	434	433					100
Total investment securities (e)	$54,058	$55,331	$59,675	$60,372	85%	3%	1%	9%	2%
(a)	Ratings percentages allocated based on amortized cost.
(b)	These line items were corrected for the prior period due to a misclassification of Government National Mortgage Association (GNMA) securities collateralized by project loans. $1.1 billion was previously reported as residential mortgage-backed agency securities and was reclassified to commercial mortgage-backed agency securities.
(c)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.
(d)	Collateralized primarily by government guaranteed student loans and other consumer credit products and corporate debt.
(e)	Includes available for sale and held to maturity securities.

The PNC Financial Services Group, Inc. – Form 10-Q    17

Investment securities represented 16% of total assets at September 30, 2014 and 19% at December 31, 2013.

We evaluate our investment securities portfolio in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. At September 30, 2014, 85% of the securities in the portfolio were rated AAA/AA, with U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively representing 59% of the portfolio.

The investment securities portfolio includes both available for sale and held to maturity securities. Securities classified as available for sale are carried at fair value with net unrealized gains and losses, representing the difference between amortized cost and fair value, included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet. Securities classified as held to maturity are carried at amortized cost. As of September 30, 2014, the amortized cost and fair value of available for sale securities totaled $42.6 billion and $43.6 billion, respectively, compared to an amortized cost and fair value as of December 31, 2013 of $48.0 billion and $48.6 billion, respectively. The amortized cost and fair value of held to maturity securities were $11.4 billion and $11.7 billion, respectively, at September 30, 2014, compared to $11.7 billion and $11.8 billion, respectively, at December 31, 2013.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains in the total investment securities portfolio increased to $1.3 billion at September 30, 2014 from $.7 billion at December 31, 2013 primarily due to the impact of market interest rates and credit spreads. The comparable amounts for the securities available for sale portfolio were $1.0 billion and $.6 billion, respectively.

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

The duration of investment securities was 2.4 years at September 30, 2014. We estimate that, at September 30, 2014, the effective duration of investment securities was 2.5 years for an immediate 50 basis points parallel increase in interest rates and 2.3 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2013 were 3.0 years and 2.8 years, respectively.

At least quarterly, we conduct a comprehensive security-level impairment assessment on all securities. For securities in an unrealized loss position, we determine whether the loss represents OTTI. For debt securities that we neither intend to sell nor believe we will be required to sell prior to expected recovery, we recognize the credit portion of OTTI charges in current earnings and include the noncredit portion of OTTI in Net unrealized gains (losses) on OTTI securities on our Consolidated Statement of Comprehensive Income and net of tax in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet. During the first nine months of 2014 and 2013 we recognized OTTI credit losses of $4 million and $16 million, respectively. The credit losses related to residential mortgage-backed and asset-backed securities collateralized by non-agency residential loans.

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

18    The PNC Financial Services Group, Inc. – Form 10-Q

Loans Held for Sale

Table 15: Loans Held For Sale

In millions	September 30 2014	December 31 2013
Commercial mortgages at fair value	$867	$586
Commercial mortgages at lower of cost or fair value	24	281
Total commercial mortgages	891	867
Residential mortgages at fair value	1,187	1,315
Residential mortgages at lower of cost or fair value	24	41
Total residential mortgages	1,211	1,356
Other	41	32
Total	$2,143	$2,255

We account for certain commercial mortgage loans classified as held for sale at fair value. As of September 1, 2014, we have elected to apply the fair value option to certain commercial mortgage loans held for sale to agencies. This election applies to all new commercial mortgage loans held for sale originated for sale to the agencies effective on or after September 1, 2014. The election of fair value option aligns the accounting for the commercial mortgages with the related commitments to sell the loans.

We sold $2.0 billion of commercial mortgage loans to agencies during the first nine months of 2014 compared to $2.1 billion during the first nine months of 2013. Total gains of $49 million were recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, during the first nine months of 2014, including $20 million in the third quarter. Comparable amounts for 2013 were $57 million and $14 million, respectively.

Residential mortgage loan origination volume was $7.1 billion during the first nine months of 2014 compared to $12.6 billion for the first nine months of 2013. The majority of such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $6.4 billion of loans and recognized related gains of $323 million during the first nine months of 2014, of which $98 million occurred in the third quarter. The comparable amounts for the first nine months of 2013 were $12.1 billion and $470 million, respectively, including $108 million in the third quarter.

Interest income on loans held for sale was $73 million in the first nine months of 2014, including $26 million in the third quarter. Comparable amounts for 2013 were $126 million and $41 million, respectively. These amounts are included in Other interest income on our Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 8 Fair Value in our Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets totaled $11.1 billion at September 30, 2014 and $11.3 billion at December 31, 2013. The decrease of $.2 billion was primarily due to fair value changes of residential mortgage servicing rights, partially offset by new additions and purchases of mortgage servicing rights. See additional information regarding our goodwill and intangible assets in Note 9 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Funding Sources

Table 16: Details Of Funding Sources

	September 30 2014	December 31 2013	Change
Dollars in millions			$	%
Deposits
Money market	$113,727	$108,631	$5,096	5%
Demand	78,495	77,756	739	1%
Retail certificates of deposit	18,963	20,795	(1,832)	(9)%
Savings	12,226	11,078	1,148	10%
Time deposits in foreign offices and other time deposits	2,893	2,671	222	8%
Total deposits	226,304	220,931	5,373	2%
Borrowed funds
Federal funds purchased and repurchase agreements	3,499	4,289	(790)	(18)%
Federal Home Loan Bank borrowings	16,471	12,912	3,559	28%
Bank notes and senior debt	15,327	12,603	2,724	22%
Subordinated debt	9,046	8,244	802	10%
Commercial paper	4,809	4,997	(188)	(4)%
Other	3,175	3,060	115	4%
Total borrowed funds	52,327	46,105	6,222	13%
Total funding sources	$278,631	$267,036	$11,595	4%

The PNC Financial Services Group, Inc. – Form 10-Q    19

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our 2014 capital and liquidity activities.

The increase in deposits during the first nine months of 2014 was primarily driven by increases in money market and savings deposits, partially offset by lower retail certificates of deposit. Interest-bearing deposits represented 68% of total deposits at both September 30, 2014 and December 31, 2013. Total borrowed funds increased $6.2 billion since December 31, 2013 as higher Federal Home Loan Bank borrowings and issuances of bank notes and senior debt and subordinated debt were partially offset by a decline in federal funds purchased and repurchase agreements.

Capital

Table 17: Shareholders’ Equity

	September 30 2014	December 31 2013	Change
Dollars in millions			$	%
Shareholders’ equity
Preferred stock (a)
Common stock	$2,703	$2,698	$5	–%
Capital surplus – preferred stock	3,945	3,941	4	–%
Capital surplus – common stock and other	12,573	12,416	157	1%
Retained earnings	25,464	23,251	2,213	10%
Accumulated other comprehensive income	727	436	291	67%
Common stock held in treasury at cost	(931)	(408)	(523)	(128)%
Total shareholders’ equity	$44,481	$42,334	$2,147	5%
(a)	Par value less than $.5 million at each date.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

Total shareholders’ equity increased $2.1 billion compared with December 31, 2013, primarily reflecting an increase in retained earnings of $2.2 billion (driven by net income of $3.2 billion and the impact of $933 million of common and preferred dividends declared) and an increase of $291 million in accumulated other comprehensive income partially offset by share repurchases of $633 million under PNC’s existing common stock repurchase authorization. The increase in accumulated other comprehensive income was primarily due to the impact of market interest rates and credit spreads on securities available for sale and derivatives that are part of cash flow hedging strategies, along with the impact of pension and other postretirement benefit plan adjustments. Common shares outstanding were 528 million at September 30, 2014 and 533 million at December 31, 2013.

Our current common stock repurchase program authorization permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, contractual and regulatory limitations, and the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process. The Federal Reserve accepted our 2014 capital plan and did not object to our proposed capital actions. The capital plan included share repurchase programs of up to $1.5 billion for the four quarter period beginning in the second quarter of 2014 under PNC’s existing common stock repurchase authorization. These programs include repurchases of up to $200 million to mitigate the financial impact of employee benefit plan transactions. Under the capital plan authorization, PNC repurchased 2.6 million common shares for $223 million in the second quarter of 2014 and 4.2 million common shares for $360 million in the third quarter of 2014. Under the “de minimis” safe harbor of the Federal Reserve’s capital plan rule, PNC may make limited repurchases of common stock or other capital distributions in amounts that exceed the amounts included in its most recently approved capital plan, provided that, among other things, such distributions do not exceed, in the aggregate, 1% of PNC’s Tier 1 capital and the Federal Reserve does not object to the additional repurchases or distributions. Under this “de minimis” safe harbor, PNC repurchased $50 million of common shares to mitigate the financial impact of employee benefit plan transactions in the first quarter of 2014. See the Supervision and Regulation section of Item 1 Business of our 2013 Form 10-K for further information concerning the CCAR process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans and the Capital and Liquidity Actions portion of the Executive Summary section of our Financial Review for the impact of the Federal Reserve’s current supervisory assessment of the capital adequacy program.

20    The PNC Financial Services Group, Inc. – Form 10-Q

Table 18: Basel III Capital

	September 30, 2014
Dollars in millions	Transitional Basel III (a) (c)	Pro forma Fully Phased-In Basel III (b) (c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$14,344	$14,344
Retained earnings	25,464	25,464
Accumulated other comprehensive income for securities currently and previously held as available for sale	136	681
Accumulated other comprehensive income for pension and other postretirement plans	(36)	(180)
Goodwill, net of associated deferred tax liabilities	(8,834)	(8,834)
Other disallowed intangibles, net of deferred tax liabilities	(80)	(400)
Other adjustments/(deductions)	(28)	(93)
Total common equity Tier 1 capital before threshold deductions	30,966	30,982
Total threshold deductions	(214)	(1,067)
Common equity Tier 1 capital	30,752	29,915
Additional Tier 1 capital
Preferred stock	3,945	3,945
Trust preferred capital securities	99
Noncontrolling interests (d)	790	43
Other adjustments/(deductions)	(82)	(96)
Tier 1 capital	35,504	33,807
Additional Tier 2 capital
Qualifying subordinated debt	5,674	4,872
Trust preferred capital securities	99
Allowance for loan and lease losses included in Tier 2 capital	3,443	226
Other	2	10
Total Basel III capital	$44,722	$38,915
Risk-Weighted Assets (e)
Basel I risk-weighted assets calculated in accordance with transition rules for 2014 (f)	$277,348	N/A
Estimated Basel III standardized approach risk-weighted assets (g)	N/A	$295,665
Estimated Basel III advanced approaches risk-weighted assets (h)	N/A	289,405
Average quarterly adjusted total assets	319,696	318,471
Basel III capital ratios
Common equity Tier 1	11.1%	10.1	% (i) (k)
Tier 1 risk-based	12.8	11.4	(i) (l)
Total capital risk-based	16.1	13.5	(j) (m)
Leverage (n)	11.1	10.6
(a)	Calculated using the regulatory capital methodology applicable to PNC during 2014.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Includes primarily REIT Preferred Securities.
(e)	Calculated as of period end.
(f)	Includes credit and market risk-weighted assets.
(g)	Estimated based on Basel III standardized approach rules and includes credit and market risk-weighted assets.
(h)	Estimated based on Basel III advanced approaches rules and includes credit, market and operational risk-weighted assets.
(i)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III standardized approach risk-weighted assets and rules.
(j)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III advanced approaches risk-weighted assets and rules.
(k)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio is 10.4%. This capital ratio is calculated using Common equity Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(l)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio is 11.7%. This capital ratio is calculated using Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(m)	For comparative purposes only, the pro forma fully phased-in standardized approach Basel III Total capital risk-based capital ratio is 14.3%. This ratio is calculated using additional Tier 2 capital which, under the standardized approach, reflects allowance for loan and lease losses of up to 1.25% of credit risk related risk-weighted assets and dividing by estimated Basel III standardized approach risk-weighted assets.
(n)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

The PNC Financial Services Group, Inc. – Form 10-Q    21

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

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our September 30, 2014 capital levels were aligned with them.

At September 30, 2014, PNC and PNC Bank, N.A., our domestic bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC and PNC Bank, N.A. must have, during 2014, Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based and 10% for Total capital risk-based, and PNC Bank, N.A. must have a Transitional Basel III leverage ratio of at least 5%.

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

PNC’s Basel I ratios as of December 31, 2013, which were PNC’s effective regulatory capital ratios as of that date, were 10.5% for Tier 1 common capital ratio, 12.4% for Tier 1 risk-based capital ratio, 15.8% for Total risk-based capital ratio and 11.1% for leverage ratio. Our 2013 Form 10-K included additional information regarding our Basel I capital ratios.

22    The PNC Financial Services Group, Inc. – Form 10-Q

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of September 30, 2014 and December 31, 2013 is included in Note 2 of this Report.

Trust Preferred Securities

We are subject to certain restrictions, including restrictions on dividend payments, in connection with $206 million in principal amount of an outstanding junior subordinated debenture associated with $200 million of trust preferred securities that were issued by PNC Capital Trust C, a subsidiary statutory trust (both amounts as of September 30, 2014). Generally, if there is (i) an event of default under the debenture, (ii) PNC elects to defer interest on the debenture, (iii) PNC exercises its right to defer payments on the related trust preferred security issued by the statutory trust or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of our 2013 Form 10-K for information on contractual limitations on dividend payments resulting from securities issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II.

The PNC Financial Services Group, Inc. – Form 10-Q    23

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 8 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy.

Table 19: Fair Value Measurements – Summary

	September 30, 2014		December 31, 2013
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$57,978	$10,848	$63,221	$10,650
Total assets at fair value as a percentage of consolidated assets	17%		20%
Level 3 assets as a percentage of total assets at fair value		19%		17%
Level 3 assets as a percentage of consolidated assets		3%		3%
Total liabilities	$5,187	$679	$5,585	$638
Total liabilities at fair value as a percentage of consolidated liabilities	2%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		13%		11%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

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

Business segment results, including inter-segment revenues, and a description of each business are included in Note 18 Segment Reporting included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Certain amounts included in this Financial Review differ from those amounts shown in Note 18 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis. Note 18 presents results of businesses for the first nine months and third quarter of 2014 and 2013.

24    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

(Unaudited)

Table 20: Retail Banking Table

Nine months ended September 30 Dollars in millions, except as noted	2014	2013
Income Statement
Net interest income	$2,938	$3,067
Noninterest income
Service charges on deposits	461	419
Brokerage	176	167
Consumer services	714	679
Other	240	268
Total noninterest income	1,591	1,533
Total revenue	4,529	4,600
Provision for credit losses	223	462
Noninterest expense	3,430	3,438
Pretax earnings	876	700
Income taxes	320	257
Earnings	$556	$443
Average Balance Sheet
Loans
Consumer
Home equity	$28,985	$29,203
Indirect auto	9,093	7,434
Indirect other	726	938
Education	7,314	8,005
Credit cards	4,327	4,106
Other	2,200	2,145
Total consumer	52,645	51,831
Commercial and commercial real estate	10,924	11,311
Floor plan	2,227	1,997
Residential mortgage	618	764
Total loans	66,414	65,903
Goodwill and other intangible assets	6,043	6,127
Other assets	2,807	2,590
Total assets	$75,264	$74,620
Deposits
Noninterest-bearing demand	$21,890	$21,096
Interest-bearing demand	33,889	31,647
Money market	49,945	48,628
Total transaction deposits	105,724	101,371
Savings	11,713	10,812
Certificates of deposit	19,314	21,846
Total deposits	136,751	134,029
Other liabilities	440	327
Total liabilities	$137,191	$134,356
Performance Ratios
Return on average assets	.99%	.79%
Noninterest income to total revenue	35	33
Efficiency	76	75
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$146	$212
Consumer nonperforming assets	1,037	1,074
Total nonperforming assets (b)	$1,183	$1,286
Purchased impaired loans (c)	$600	$718
Commercial lending net charge-offs	$33	$76
Credit card lending net charge-offs	109	119
Consumer lending (excluding credit card) net charge-offs	212	350
Total net charge-offs	$354	$545
Commercial lending annualized net charge-off ratio	.34%	.76%
Credit card lending annualized net charge-off ratio	3.37%	3.87%
Consumer lending (excluding credit card) annualized net charge-off ratio (d)	.58%	.97%
Total annualized net charge-off ratio (d)	.71%	1.11%

At September 30	2014	2013
Other Information (Continued) (a)
Home equity portfolio credit statistics: (e)
% of first lien positions at origination (f)	53%	52%
Weighted-average loan-to-value ratios (LTVs) (f) (g)	78%	83%
Weighted-average updated FICO scores (h)	747	745
Annualized net charge-off ratio (d)	.55%	1.17%
Delinquency data – % of total loans: (i)
Loans 30 – 59 days past due	.19%	.22%
Loans 60 – 89 days past due	.07%	.09%
Accruing loans past due	.26%	.32%
Nonperforming loans	3.04%	3.13%
Other statistics:
ATMs	8,178	7,441
Branches (j)	2,691	2,724
Brokerage account client assets (in billions)	$43	$40
Customer-related statistics (average):
Non-teller deposit transactions (k)	34%	23%
Digital consumer customers (l)	45%	37%
(a)	Presented as of September 30, except for net charge-offs, net charge-off ratios and customer-related statistics, which are for the nine months ended.
(b)	Includes nonperforming loans of $1.1 billion at September 30, 2014 and $1.2 billion at September 30, 2013.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Ratio for the first nine months of 2013 includes additional consumer charge-offs taken as a result of alignment with interagency guidance on practices for loans and lines of credit we implemented in the first quarter of 2013.
(e)	Lien position, LTV and FICO statistics are based upon customer balances.
(f)	Lien position and LTV calculations reflect management assumptions where data limitations exist.
(g)	LTV statistics are based upon current information.
(h)	Represents FICO scores that are updated at least quarterly.
(i)	Data based upon recorded investment. Past due amounts exclude purchased impaired loans, even if contractually past due, as we are currently accreting interest income over the expected life of the loans.
(j)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(k)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(l)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

Retail Banking earned $556 million in the first nine months of 2014 compared with earnings of $443 million for the same period a year ago. The increase in earnings was driven by a lower provision for credit losses, increased noninterest income due to strong fee income growth, and lower noninterest expense resulting from disciplined expense management and the impact of branch consolidations in 2013. These increases in earnings were partially offset by lower net interest income driven by interest rate spread compression on the value of deposits, lower yields on loans, and lower purchase accounting accretion.

Retail Banking continues to augment and refine its core checking account products to enhance the customer experience and grow value. In the first nine months of 2014, we completed the conversion of consumer and business banking customers from free checking and we focused on product value for consumers and small businesses and growing customer share of wallet through the sale of liquidity, banking and investment products.

•	Completed the market rollout of PNC Total Insight SM, an integrated online banking and investing experience for our customers.
•	Enhanced business banking Cash Flow Insight SM features and customer experience.
•	Introduced relationship pricing for business banking customers.

The PNC Financial Services Group, Inc. – Form 10-Q    25

Retail Banking also continued to focus on serving more customers through cost effective channels that meet their evolving preferences for convenience.

•	In the first nine months of 2014, approximately 45% of consumer customers used non-teller channels for the majority of their transactions compared with 37% for the same period in 2013.
•	Deposit transactions via ATM and mobile channels increased to 34% of total deposit transactions in the first nine months of 2014 compared with 23% for the same period a year ago.
•

As part of PNC’s retail branch transformation strategy we continue to evolve our network. We converted 45 branches to universal branches as of September 30, 2014 in a pilot program; additional branches will be converted in the fourth quarter of 2014 and throughout 2015. In the first nine months of 2014, 43 branches were closed or consolidated.

•	Retail Banking’s primary geographic footprint extends across 17 states and Washington, D.C. Our retail branch network covers nearly half the U.S. population, with 2,691 branches and 8,178 ATMs.

Total revenue for the first nine months of 2014 was $4.5 billion, $71 million lower than the same period of 2013. Net interest income of $2.9 billion decreased $129 million compared with the same period a year ago. The decrease resulted primarily from interest rate spread compression on the value of deposits due to the continued low rate environment, lower yields on loans and lower purchase accounting accretion on loans and deposits.

Noninterest income increased $58 million compared to the first nine months of 2013. Noninterest income included strong customer-related fee income growth primarily resulting from changes in product offerings and increases in customer-initiated transactions. Noninterest income included gains on sales of Visa Class B common shares of $173 million in the first nine months of 2014 compared to $168 million for the same period a year ago; three million shares were sold in the first nine months of 2014 compared to four million shares in the same period a year ago.

The provision for credit losses was $223 million and net charge-offs were $354 million in the first nine months of 2014 compared with $462 million and $545 million, respectively, for the same period in 2013. The provision for credit losses decrease was due to credit quality improvement. The decrease in the net charge-offs was attributable to the impact of alignment with interagency guidance in the first quarter of 2013 and improved credit quality.

Noninterest expense for the first nine months of 2014 was $8 million lower than the same period in 2013. The decrease was due to disciplined expense management and the impact of branch consolidations in 2013.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding and liquidity to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of customer balances. In the first nine months of 2014, average total deposits of $136.8 billion increased $2.7 billion, or 2%, compared with the same period in 2013.

•

Average transaction deposits grew $4.4 billion, or 4%, and average savings deposit balances grew $901 million, or 8%, year-over-year as a result of organic deposit growth. In the first nine months of 2014, compared with the same period a year ago, average demand deposits increased $3.0 billion, or 6%, to $55.8 billion and average money market deposits increased $1.3 billion, or 3%, to $50.0 billion.

•

Total average certificates of deposit decreased $2.5 billion, or 12%, compared to the same period of 2013. The decline in average certificates of deposit was due to the expected run-off of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy that targets specific products and markets for growth, small businesses, and auto dealerships. In the first nine months of 2014, average total loans were $66.4 billion, an increase of $511 million, or 1%, over the same period of 2013.

•

Average indirect auto loans increased $1.7 billion, or 22%, compared to the first nine months of 2013. The increase was primarily due to increases in auto sales as well as the expansion of our indirect sales force and product introduction to the Southeast markets.

•

Average auto dealer floor plan loans grew $230 million, or 12%, in the first nine months of 2014, compared to the same period a year ago, primarily resulting from sales growth and additional dealer relationships.

•	Average credit card balances increased $221 million, or 5%, over the first nine months of 2013 as a result of efforts to increase credit card share of wallet through organic growth.
•

Average home equity loans decreased $218 million compared to the first nine months of 2013. The portfolio declined as decreases in lines of credit were partially offset by increases in term loans. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•

For the first nine months of 2014, compared to the same period a year ago, average loan balances for the remainder of the portfolio declined a net $1.4 billion, driven by declines in the education portfolio of $691 million and commercial & commercial real estate of $387 million. The discontinued government guaranteed education loan, indirect other and residential mortgage portfolios are primarily run-off portfolios.

Nonperforming assets totaled $1.2 billion at September 30, 2014, a decrease of $103 million, or 8%, over the same period of 2013, driven by declines in both commercial and consumer non-performing loans.

26    The PNC Financial Services Group, Inc. – Form 10-Q

Corporate & Institutional Banking

(Unaudited)

Table 21: Corporate & Institutional Banking Table

Nine months ended September 30 Dollars in millions, except as noted	2014	2013
Income Statement
Net interest income	$2,777	$2,844
Noninterest income
Corporate service fees	926	820
Other	329	453
Noninterest income	1,255	1,273
Total revenue	4,032	4,117
Provision for credit losses	86	4
Noninterest expense	1,520	1,474
Pretax earnings	2,426	2,639
Income taxes	884	944
Earnings	$1,542	$1,695
Average Balance Sheet
Loans
Commercial	$77,550	$71,601
Commercial real estate	20,927	17,240
Equipment lease financing	6,863	6,606
Total commercial lending	105,340	95,447
Consumer	1,116	919
Total loans	106,456	96,366
Goodwill and other intangible assets	3,812	3,792
Loans held for sale	973	1,058
Other assets	9,991	10,936
Total assets	$121,232	$112,152
Deposits
Noninterest-bearing demand	$43,348	$40,850
Money market	20,930	17,355
Other	7,646	6,962
Total deposits	71,924	65,167
Other liabilities	7,454	16,572
Total liabilities	$79,378	$81,739
Performance Ratios
Return on average assets	1.70%	2.02%
Noninterest income to total revenue	31	31
Efficiency	38	36
Commercial Mortgage Servicing Portfolio – Serviced For PNC and Others (in billions)
Beginning of period	$308	$282
Acquisitions/additions	62	57
Repayments/transfers	(48)	(41)
End of period	$322	$298
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$950	$951
Capital Markets (c)	$547	$502
Commercial mortgage loans held for sale (d)	$84	$96
Commercial mortgage loan servicing income (e)	164	166
Commercial mortgage servicing rights valuation, net of economic hedge (f)	33	73
Total commercial mortgage banking activities	$281	$335
Average Loans (by C&IB business)
Corporate Banking	$53,530	$50,260
Real Estate	27,260	21,597
Business Credit	13,074	11,508
Equipment Finance	10,362	9,961
Other	2,230	3,040
Total average loans	$106,456	$96,366
Total loans (g)	$109,792	$99,337
Net carrying amount of commercial mortgage servicing rights (g)	$532	$541
Credit-related statistics:
Nonperforming assets (g) (h)	$616	$949
Purchased impaired loans (g) (i)	$316	$600
Net charge-offs	$10	$95
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(b)	Includes amounts reported in net interest income and corporate service fees.
(c)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(d)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income, primarily in corporate services fees, from loan servicing and ancillary services, net of changes in fair value on commercial mortgage servicing rights due to time and payoffs for the first nine months of 2014 and net of commercial mortgage servicing rights amortization for the first nine months of 2013. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(f)	Includes amounts reported in corporate services fees.
(g)	As of September 30.
(h)	Includes nonperforming loans of $.5 billion at September 30, 2014 and $.8 billion at September 30, 2013.
(i)	Recorded investment of purchased impaired loans related to acquisitions.

Corporate & Institutional Banking earned $1.5 billion in the first nine months of 2014, a decrease of $153 million compared with the first nine months of 2013. The decrease in earnings was due to narrower spreads on loans and deposits, lower purchase accounting accretion, an increase in the provision for credit losses, and decreases in asset valuations, partially offset by the impact of higher average loans and deposits. We continue to focus on building client relationships in our legacy and new Southeast markets where the risk-return profile is attractive.

Net interest income was $2.8 billion in the first nine months of 2014, a decrease of $67 million from the first nine months of 2013 primarily due to continued spread compression on loans and deposits, lower purchase accounting and the impact from the second quarter 2014 correction to reclassify certain commercial facility usage fees from net interest income to Corporate Service fees, partially offset by the impact of higher average loans and deposits.

Corporate service fees were $926 million in the first nine months of 2014, increasing $106 million compared to the first nine months of 2013. This increase was primarily due to higher merger and acquisition advisory fees and the impact of the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to corporate service fees, partially offset by a lower commercial mortgage servicing rights valuation, net of economic hedge.

Other noninterest income was $329 million in the first nine months of 2014 compared with $453 million in the first nine months of 2013. The decrease of $124 million was driven by lower revenue associated with credit valuations for customer-related derivatives activities, lower gains on asset sales and lower multifamily loans originated for sale to agencies.

The provision for credit losses was $86 million for the first nine months of 2014 compared with $4 million in the first nine months of 2013 reflecting our continual qualitative assessments of the portfolio given the growth trends over the

The PNC Financial Services Group, Inc. – Form 10-Q    27

recent quarters. Net charge-offs were $10 million in the first nine months of 2014, which represents a decrease of $85 million compared with the first nine months of 2013 primarily attributable to a decrease in commercial and commercial real estate charge-offs.

Nonperforming assets were $616 million, a 35% decrease from September 30, 2013 resulting from continued improving credit quality.

Noninterest expense was $1.5 billion in the first nine months of 2014, an increase of $46 million primarily driven by higher incentive compensation costs associated with business activity.

Average loans were $106.5 billion in the first nine months of 2014 compared with $96.4 billion in the first nine months of 2013, an increase of 10% reflecting strong growth in Real Estate, Corporate Banking, and Business Credit:

•

Corporate Banking business provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Average loans for this business increased $3.3 billion, or 7%, in the first nine months of 2014 compared with the first nine months of 2013, primarily due to an increase in loan commitments from specialty lending businesses.

•

PNC Real Estate provides commercial real estate and real estate-related lending through both conventional and affordable multifamily financing. Average loans for this business increased $5.7 billion, or 26%, in the first nine months of 2014 compared with the first nine months of 2013 due to increased originations.

•

PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans increased $1.6 billion, or 14%, in the first nine months of 2014 compared with the first nine months of 2013 due to increasing deal sizes and higher utilization.

•

PNC Equipment Finance provides equipment financing solutions with over $11.5 billion in equipment finance assets as of September 30, 2014. Average equipment finance assets in the first nine months of 2014 were $11.1 billion, an increase of $.5 billion or 5% compared with the first nine months of 2013.

Loan commitments increased 4%, or $8.1 billion, to $204.2 billion at September 30, 2014 compared to $196.1 billion at December 31, 2013, and 8%, or $14.4 billion, compared to $189.8 billion at September 30, 2013, primarily due to growth in our Real Estate, Corporate Banking and Business Credit businesses.

Period-end loan balances increased by 8%, or $8.0 billion, to $109.8 billion at September 30, 2014 compared with $101.8 billion at December 31, 2013 and 11%, or $10.5 billion, compared with $99.3 billion at September 30, 2013.

Average deposits were $71.9 billion in the first nine months of 2014, an increase of $6.8 billion, or 10%, compared with the first nine months of 2013 as a result of business growth and inflows into money market and noninterest-bearing deposits.

The commercial mortgage servicing portfolio was $322 billion at September 30, 2014, an increase of 5% compared with December 31, 2013 and an increase of 8% compared to September 30, 2013 as servicing additions exceeded portfolio run-off.

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

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, totaled $950 million for the first nine months of 2014 compared with $951 million for the first nine months of 2013. Lower spreads on deposits in the first nine months of 2014 compared with the first nine months of 2013 were offset by an increase in average deposit balances.

Capital markets revenue includes merger and acquisition advisory fees, loan syndications, derivatives, foreign exchange, asset-backed finance revenue and fixed income activities. Revenue from capital markets-related products and services totaled $547 million in the first nine months of 2014 compared with $502 million in the first nine months of 2013. The increase in the comparison was driven by higher merger and acquisition advisory fees and to a lesser extent higher loan syndications and foreign exchange revenue, which was partially offset by lower revenue associated with credit valuations for customer-related derivatives activities and related derivatives sales.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total commercial mortgage banking activities resulted in revenue of $281 million in the first nine months of 2014 compared with $335 million in the first nine months of 2013. The decrease in the comparison was mainly due to lower net commercial mortgage servicing rights valuations.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group

(Unaudited)

Table 22: Asset Management Group Table

Nine months ended September 30 Dollars in millions, except as noted	2014	2013
Income Statement
Net interest income	$215	$217
Noninterest income	611	554
Total revenue	826	771
Provision for credit losses	2	2
Noninterest expense	610	570
Pretax earnings	214	199
Income taxes	78	73
Earnings	$136	$126
Average Balance Sheet
Loans
Consumer	$5,407	$4,950
Commercial and commercial real estate	997	1,043
Residential mortgage	794	776
Total loans	7,198	6,769
Goodwill and other intangible assets	264	297
Other assets	225	223
Total assets	$7,687	$7,289
Deposits
Noninterest-bearing demand	$1,342	$1,266
Interest-bearing demand	3,887	3,472
Money market	3,918	3,752
Total transaction deposits	9,147	8,490
CDs/IRAs/savings deposits	448	442
Total deposits	9,595	8,932
Other liabilities	51	60
Total liabilities	$9,646	$8,992
Performance Ratios
Return on average assets	2.37%	2.31%
Noninterest income to total revenue	74	72
Efficiency	74	74
Other Information
Total nonperforming assets (a) (b)	$73	$68
Purchased impaired loans (a) (c)	$89	$100
Total net charge-offs	$3	$(2)
Client Assets Under Administration (in billions) (a) (d)
Personal	$113	$106
Institutional	146	131
Total	$259	$237

Nine months ended September 30 Dollars in millions, except as noted	2014	2013
Asset Type
Equity	$147	$132
Fixed Income	72	70
Liquidity/Other	40	35
Total	$259	$237
Discretionary client assets under management
Personal	$85	$80
Institutional	47	42
Total	$132	$122
Asset Type
Equity	$72	$65
Fixed Income	40	40
Liquidity/Other	20	17
Total	$132	$122
Nondiscretionary client assets under administration
Personal	$28	$26
Institutional	99	89
Total	$127	$115
Asset Type
Equity	$75	$67
Fixed Income	32	30
Liquidity/Other	20	18
Total	$127	$115
(a)	As of September 30.
(b)	Includes nonperforming loans of $67 million at September 30, 2014 and $64 million at September 30, 2013.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account client assets.

Asset Management Group earned $136 million through the first nine months of 2014 compared with $126 million for the same period in 2013. Client assets under administration were $259 billion as of September 30, 2014 compared to $237 billion as of September 30, 2013. Earnings increased due to higher noninterest income from higher client assets, partially offset by higher noninterest expense.

The core growth strategies of the business include increasing sales sourced from other PNC lines of business, maximizing front line productivity and optimizing market presence including additions to staff in high opportunity markets. Wealth Management and Hawthorn have over 100 offices operating in 7 out of the 10 most affluent states in the U.S. with a majority co-located with retail banking branches. The businesses’ strategies primarily focus on growing client assets under management through expanding relationships directly and through other PNC lines of business and increasing the share of our clients’ investable assets.

Institutional Asset Management provides advisory, custody, and retirement administration services to institutional clients primarily within our banking footprint. The business segment

The PNC Financial Services Group, Inc. – Form 10-Q    29

also offers PNC proprietary mutual funds. Institutional Asset Management is strengthening its partnership with the Corporate Bank to drive growth and is focused on building retirement capabilities and expanding product solutions for all customers.

Client assets under administration were $259 billion at September 30, 2014, an increase of $22 billion compared to a year ago. Discretionary client assets under management were $132 billion at September 30, 2014 compared with $122 billion at September 30, 2013. The increase was driven by higher equity markets, new sales, and positive net flows of $3.1 billion, after adjustments for cyclical client activities.

Total revenue for the first nine months of 2014 was $826 million compared with $771 million for the same period in 2013, due to stronger average equity markets in the respective periods and positive net flows.

Noninterest expense was $610 million in the first nine months of 2014, an increase of $40 million, or 7%, from the prior year period. The increase was attributable to compensation expense. Over the last 12 months, total full-time headcount has increased by approximately 56 positions, or 2%. Asset Management Group remains focused on disciplined expense management as it invests in strategic growth opportunities.

Average deposits for the first nine months of 2014 increased $663 million, or 7%, over the prior year period. Average transaction deposits grew 8% to $9.1 billion compared with the first nine months of 2013 and were partially offset by the run-off of maturing certificates of deposit. Average loan balances of $7.2 billion increased $.4 billion, or 6%, from the prior year period due to continued growth in the consumer loan portfolio.

Residential Mortgage Banking

(Unaudited)

Table 23: Residential Mortgage Banking Table

Nine months ended September 30 Dollars in millions, except as noted	2014	2013
Income Statement
Net interest income	$115	$145
Noninterest income
Loan servicing revenue
Servicing fees	170	118
Mortgage servicing rights valuation, net of economic hedge	11	120
Loan sales revenue
Benefit / (Provision) for residential mortgage repurchase obligations	4	(71)
Loan sales revenue	323	470
Other	(5)	(9)
Total noninterest income	503	628
Total revenue	618	773
Provision for credit losses (benefit)	(1)	24
Noninterest expense	550	602
Pretax earnings	69	147
Income taxes	25	54
Earnings	$44	$93

Nine months ended September 30 Dollars in millions, except as noted	2014	2013
Average Balance Sheet
Portfolio loans	$1,759	$2,429
Loans held for sale	1,130	2,083
Mortgage servicing rights (MSR)	1,036	895
Other assets	3,964	4,763
Total assets	$7,889	$10,170
Deposits	$2,279	$3,100
Borrowings and other liabilities	2,819	3,002
Total liabilities	$5,098	$6,102
Performance Ratios
Return on average assets	.75%	1.22%
Noninterest income to total revenue	81	81
Efficiency	89	78
Residential Mortgage Servicing Portfolio – Serviced for Third Parties (in billions)
Beginning of period	$114	$119
Acquisitions	4	8
Additions	7	12
Repayments/transfers	(14)	(24)
End of period	$111	$115
Servicing portfolio – third-party statistics: (a)
Fixed rate	94%	92%
Adjustable rate/balloon	6%	8%
Weighted-average interest rate	4.49%	4.63%
MSR asset value (in billions)	$1.0	$1.1
MSR capitalization value (in basis points)	88	90
Weighted-average servicing fee (in basis points)	27	28
Residential Mortgage Repurchase Reserve
Beginning of period	$131	$614
(Benefit)/ Provision	(4)	71
Losses – loan repurchases	(19)	(214)
End of Period	$108	$471
Other Information
Loan origination volume (in billions)	$7.1	$12.6
Loan sale margin percentage	4.57%	3.72%
Percentage of originations represented by:
Purchase volume (b)	47%	28%
Refinance volume	53%	72%
Total nonperforming assets (a) (c)	$135	$205
(a)	As of September 30.
(b)	Mortgages with borrowers as part of residential real estate purchase transactions.
(c)	Includes nonperforming loans of $93 million at September 30, 2014 and $158 million at September 30, 2013.

Residential Mortgage Banking made $44 million in the first nine months of 2014 compared with earnings of $93 million in the first nine months of 2013. Earnings declined from the prior year nine month period primarily as a result of decreased loan sales revenue and lower net hedging gains on residential mortgage servicing rights, partially offset by reduced provision for mortgage repurchase obligations, increased servicing fees and lower noninterest expense.

30    The PNC Financial Services Group, Inc. – Form 10-Q

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

Residential Mortgage Banking overview:

•

Total loan originations were $7.1 billion for the first nine months of 2014 compared with $12.6 billion in the comparable period of 2013. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines. Refinancings were 53% of originations for the first nine months of 2014 and 72% in the first nine months of 2013. During the first nine months of 2014, 22% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2).

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At September 30, 2014, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $108 million compared with $471 million at September 30, 2013. See the Recourse And Repurchase Obligations section of this Financial Review and Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

•

Residential mortgage loans serviced for others totaled $111 billion at September 30, 2014 and $115 billion at September 30, 2013 as payoffs continued to outpace new direct loan origination volume and acquisitions.

•

Noninterest income was $503 million in the first nine months of 2014 compared with $628 million in the first nine months of 2013. Decreased loan sales revenue and net hedging gains on residential mortgage servicing rights were partially offset by increased servicing fees. In addition, a residential mortgage repurchase obligation benefit of $4 million was recorded in the first nine months of 2014 compared with a provision expense of $71 million in the first nine months of 2013.

•	Provision for credit losses during the first nine months of 2014 was a $1 million benefit, compared with an expense of $24 million in the first nine months of 2013.
•

Net interest income was $115 million in the first nine months of 2014 compared with $145 million in the first nine months of 2013. The decrease in net interest income was primarily due to the decline in origination volume.

•

Noninterest expense was $550 million in the first nine months of 2014 compared with $602 million in the first nine months of 2013. Lower origination and servicing costs, as well as lower residential mortgage foreclosure-related costs drove the decline in expenses, partially offset by increased legal accruals.

•	The fair value of mortgage servicing rights was $1.0 billion at September 30, 2014 and $1.1 billion at September 30, 2013.

BlackRock

(Unaudited)

Table 24: BlackRock Table

Information related to our equity investment in BlackRock follows:

Nine months ended September 30 Dollars in millions	2014	2013
Business segment earnings (a)	$399	$338
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At September 30.

In billions	September 30 2014	December 31 2013
Carrying value of PNC’s investment in BlackRock (c)	$6.2	$6.0
Market value of PNC’s investment in BlackRock (d)	11.7	11.3
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.1 billion at September 30, 2014 and $2.0 billion at December 31, 2013. Our voting interest in BlackRock common stock was approximately 21% at September 30, 2014.
(d)	Does not include liquidity discount.

At September 30, 2014, we held approximately 1.3 million shares of BlackRock Series C Preferred Stock, which are available to fund our obligation in connection with the BlackRock long-term incentive plan (LTIP) programs.

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

Our 2013 Form 10-K includes additional information about our investment in BlackRock.

The PNC Financial Services Group, Inc. – Form 10-Q    31

Non-Strategic Assets Portfolio

(Unaudited)

Table 25: Non-Strategic Assets Portfolio Table

Nine months ended September 30 Dollars in millions	2014	2013
Income Statement
Net interest income	$425	$528
Noninterest income	22	47
Total revenue	447	575
Provision for credit losses (benefit)	(99)	38
Noninterest expense	86	126
Pretax earnings	460	411
Income taxes	169	151
Earnings	$291	$260
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$190	$430
Lease financing	686	689
Total commercial lending	876	1,119
Consumer Lending:
Home equity	3,477	4,071
Residential real estate	4,952	5,713
Total consumer lending	8,429	9,784
Total portfolio loans	9,305	10,903
Other assets (a)	(742)	(665)
Total assets	$8,563	$10,238
Deposits and other liabilities	$227	$235
Total liabilities	$227	$235
Performance Ratios
Return on average assets	4.54%	3.40%
Noninterest income to total revenue	5	8
Efficiency	19	22
Other Information
Nonperforming assets (b) (c)	$731	$863
Purchased impaired loans (b) (d)	$4,147	$4,966
Net charge-offs	$35	$163
Annualized net charge-off ratio	.50%	2.00%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$162	$270
Lease financing	691	675
Total commercial lending	853	945
Consumer Lending
Home equity	3,242	3,844
Residential real estate	4,665	5,434
Total consumer lending	7,907	9,278
Total loans	$8,760	$10,223
(a)	Other assets includes deferred taxes, ALLL and other real estate owned (OREO). Other assets were negative in both periods due to the ALLL.
(b)	As of September 30.
(c)	Includes nonperforming loans of $.6 billion at September 30, 2014 and $.7 billion at September 30, 2013.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At September 30, 2014, this segment contained 80% of PNC’s purchased impaired loans.

This business segment consists of non-strategic assets primarily obtained through acquisitions of other companies. The business activity of this segment is to manage the wind-down of the portfolios while maximizing the value and mitigating risk.

Non-Strategic Assets Portfolio had earnings of $291 million in the first nine months of 2014 compared with $260 million in the first nine months of 2013. Earnings increased year-over-year due to a benefit from the provision for credit losses compared to provision expense in the prior year period and lower noninterest expense, partially offset by lower net interest income.

Non-Strategic Assets Portfolio overview:

•

Net interest income was $425 million in the first nine months of 2014 compared with $528 million in the first nine months of 2013. The decrease was driven by lower purchase accounting accretion and interest earned on a declining average loan portfolio.

•

Noninterest income was $22 million in the first nine months of 2014 compared with $47 million in the first nine months of 2013. The decrease was driven by higher estimated losses on home equity loans and lines repurchase obligations.

•

The first nine months of 2014 reflected a benefit from the provision for credit losses of $99 million compared to an expense of $38 million in the first nine months of 2013. The decline in provision reflected overall improvement in credit quality. A contributing economic factor was the increasing value of residential real estate that improved expected cash flows on purchased impaired loans.

•

Noninterest expense in the first nine months of 2014 was $86 million compared with $126 million in the first nine months of 2013. A smaller portfolio and improving market conditions drove lower commercial OREO expense and lower cost on nonaccrual residential mortgages.

•

Average portfolio loans declined to $9.3 billion in the first nine months of 2014 compared with $10.9 billion in the first nine months of 2013. The overall decline was driven by customer payment activity and portfolio management activities to reduce underperforming assets.

•	Net charge-offs were $35 million in the first nine months of 2014 and $163 million in the first nine months of 2013.
•

At September 30, 2014, the liability for estimated losses on repurchase and indemnification claims for the Non-Strategic Assets Portfolio was $24 million compared to $23 million at September 30, 2013. See Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information.

32    The PNC Financial Services Group, Inc. – Form 10-Q

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

Recently Issued Accounting Standards

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective as of January 1, 2015. We do not expect this ASU to have a material effect on our results of operations or financial position.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Additionally, the ASU requires expanded disclosures for discontinued operations and individually significant components of an entity that do not qualify for discontinued operations reporting. This ASU is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and is to be applied prospectively. We do not expect this ASU to have a material effect on our results of operations or financial position.

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

The PNC Financial Services Group, Inc. – Form 10-Q    33

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU clarifies that all reporting entities that grant their employees share-based payments in which the terms of the award provide that the performance target could be achieved after the requisite service period would apply existing guidance that relates to share-based payments with performance conditions that affect vesting. Specifically, compensation cost would be recognized if it is probable that the performance condition would be achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect this ASU to have a material impact on our results of operations and financial position.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (a consensus of the FASB Emerging Issues Task Force). This ASU allows a reporting entity that consolidates a collateralized financing entity and accounts for the consolidated financial assets and financial liabilities at fair value to measure those assets and liabilities using the more observable of a) the fair value of its financial assets, or b) the fair value of its financial liabilities. If the reporting entity chooses not to apply this measurement alternative to a consolidated entity that is within the scope of this guidance, any difference between the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected currently in earnings and attributed to the reporting entity in the consolidated income statement. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The reporting entity may apply this ASU under a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption or through a retrospective approach. Early adoption is permitted as of the beginning of an annual period. We do not expect this ASU to have a material impact on our results of operations and financial position.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). This ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure when a) the loan has a government guarantee that is not separable from the loan before foreclosure; b) the creditor has the intent to convey the real estate to the guarantor and make a claim on the guarantee and the creditor has the ability to recover under that claim at the time of foreclosure; and c) any amount of the claim that is determined upon the basis of the real estate is fixed at the time of foreclosure. The receivable should be measured based on the loan balance (inclusive of principal and interest) that is expected to be recovered from the guarantor. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU may be adopted using either a prospective or modified retrospective transition method consistent with the method elected to adopt ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. We do not expect this ASU to have a material impact on our results of operations and financial position.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. For each annual and interim reporting period, this ASU requires an entity’s management to evaluate whether there are known and reasonably known conditions or events, considered in the aggregate, at the date that the financial statements are issued that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity’s ability to continue as a going concern, the entity must provide additional disclosures under this ASU, including a statement in the footnotes indicating there is substantial doubt if it is not alleviated after consideration of management’s plans to mitigate those events or conditions. The ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We do not expect this ASU to have a material impact on our results of operations and financial position.

Recently Adopted Accounting Standards

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item I of this Report regarding the impact of new accounting standards which we have adopted in 2014.

34    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    35

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

The following tables present the unpaid principal balance of repurchase claims by vintage and total unresolved repurchase claims for the quarter ended and as of September 30, 2014, respectively, compared to the quarter ended and as of December 31, 2013. These comparisons reflect the impact of settlement agreements reached late in the fourth quarter of 2013.

Table 27: Analysis of Quarterly Residential Mortgage Repurchase Claims by Vintage

Three months ended – Dollars in millions	September 30 2014	December 31 2013
2004 & Prior	$4	$66
2005	3	88
2006	5	27
2007	2	35
2008		9
Subtotal – 2008 & Prior	14	225
2009 – 2014	25	19
Total	$39	$244
FNMA, FHLMC and GNMA %	83%	96%

Table 28: Analysis of Residential Mortgage Unresolved Asserted Indemnification and Repurchase Claims

Dollars in millions	September 30 2014	December 31 2013
FNMA, FHLMC and GNMA Securitizations	$16	$13
Private Investors (a)	30	22
Total unresolved claims	$46	$35
FNMA, FHLMC and GNMA %	35%	37%

(a)	Activity relates to loans sold through Non-Agency securitization and loan sale transactions.

The table below details our indemnification and repurchase claim settlement activity during the first nine months and the third quarter of 2014 and 2013.

Table 29: Analysis of Residential Mortgage Indemnification and Repurchase Claim Settlement Activity

	2014			2013
Nine months ended September 30 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC and GNMA securitizations	$34	$14	$10	$338	$190	$83
Private investors (e)	7	5	1	36	24	5
Total indemnification and repurchase settlements	$41	$19	$11	$374	$214	$88

36    The PNC Financial Services Group, Inc. – Form 10-Q

	2014			2013
Three months ended September 30 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC, and GNMA securitizations	$11	$4	$3	$74	$37	$16
Private investors (e)	2	1		13	9	2
Total indemnification and repurchase settlements	$13	$5	$3	$87	$46	$18
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and loan sale transactions.

Residential mortgages that we service through FNMA, FHLMC and GNMA securitizations, and for which we could experience a loss if required to repurchase a delinquent loan due to a breach in representations or warranties, were $49 billion at September 30, 2014, of which $252 million was 90 days or more delinquent. These amounts were $48 billion and $253 million, respectively, at December 31, 2013.

In the fourth quarter of 2013, PNC reached agreements with both FNMA and FHLMC to resolve their repurchase claims with respect to loans sold between 2000 and 2008. PNC paid a total of $191 million related to these settlements. The volume of new repurchase demand claims dropped significantly in the first nine months of 2014 compared to the same period in 2013 as a result of the settlement agreements in the fourth quarter of 2013. Additionally, the liability for estimated losses on indemnification and repurchase claims for residential mortgages decreased to $108 million at September 30, 2014 from $131 million at December 31, 2013.

We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of September 30, 2014 and December 31, 2013. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

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

The PNC Financial Services Group, Inc. – Form 10-Q    37

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

Asset Quality Overview

Asset quality for the first nine months of 2014 improved from both December 31, 2013 and September 30, 2013.

•

Nonperforming assets at September 30, 2014 decreased $482 million compared with December 31, 2013 as a result of improvements in both consumer and commercial nonperforming loans. Consumer lending nonperforming loans decreased $214 million, commercial nonperforming loans declined $137 million and commercial real estate nonperforming loans decreased $123 million. Nonperforming assets were 0.89% of total assets at September 30, 2014 compared with 1.08% at December 31, 2013.

•

Overall loan delinquencies of $2.0 billion decreased $.5 billion, or 19%, from year-end 2013 levels. The reduction was due in large part to a reduction in accruing government insured residential real estate loans past due 90 days or more of $240 million, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution.
•

Net charge-offs for the third quarter of 2014 were $82 million, down 63% from third quarter 2013 net charge-offs of $224 million primarily due to improving credit quality. For the nine months ended September 30, 2014, net charge-offs were $413 million, down from $888 million for the nine months ending September 30, 2013, which included $134 million of charge-offs due to the impact of alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013.

•

Provision for credit losses decreased to $55 million in the third quarter of 2014 compared with $137 million for the third quarter of 2013. Provision for credit losses for the nine months ending September 30, 2014 declined to $221 million compared with $530 million for the nine months ending September 30, 2013. The decreases in provision reflected improved overall credit quality, including lower consumer loan delinquencies. A contributing economic factor in the nine month comparison was the increasing value of residential real estate, which improved expected cash flows from our purchased impaired loans.

•	The level of ALLL decreased to $3.4 billion at September 30, 2014 from $3.6 billion at December 31, 2013.

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. The major categories of nonperforming assets are presented in Table 30.

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

38    The PNC Financial Services Group, Inc. – Form 10-Q

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

At September 30, 2014, TDRs included in nonperforming loans were $1.3 billion, or 50%, of total nonperforming loans compared to $1.5 billion, or 49%, of total nonperforming loans as of December 31, 2013. Within consumer nonperforming loans, residential real estate TDRs comprise 59% of total residential real estate nonperforming loans at September 30, 2014, and December 31, 2013. Home equity TDRs comprise 49% of home equity nonperforming loans at September 30, 2014, down from 54% at December 31, 2013. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

At September 30, 2014, our largest nonperforming asset was $36 million in the Real Estate, Rental and Leasing Industry and our average nonperforming loans associated with commercial lending were under $1 million. All of the ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 19% and 5% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of September 30, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    39

Table 30: Nonperforming Assets By Type

Dollars in millions	September 30 2014	December 31 2013
Nonperforming loans
Commercial lending
Commercial
Retail/wholesale trade	$62	$57
Manufacturing	44	58
Service providers	82	108
Real estate related (a)	76	124
Financial services	5	7
Health care	23	19
Other industries	28	84
Total commercial	320	457
Commercial real estate
Real estate projects (b)	346	436
Commercial mortgage	49	82
Total commercial real estate	395	518
Equipment lease financing	3	5
Total commercial lending	718	980
Consumer lending (c)
Home equity	1,090	1,139
Residential real estate
Residential mortgage	725	890
Residential construction	18	14
Credit card	3	4
Other consumer	58	61
Total consumer lending	1,894	2,108
Total nonperforming loans (d)	2,612	3,088
OREO and foreclosed assets
Other real estate owned (OREO) (e)	353	360
Foreclosed and other assets	10	9
Total OREO and foreclosed assets	363	369
Total nonperforming assets	$2,975	$3,457
Amount of commercial lending nonperforming loans contractually current as to remaining principal and interest	$224	$266
Percentage of total commercial lending nonperforming loans	31%	27%
Amount of TDRs included in nonperforming loans	$1,303	$1,511
Percentage of total nonperforming loans	50%	49%
Nonperforming loans to total loans	1.30%	1.58%
Nonperforming assets to total loans, OREO and foreclosed assets	1.48	1.76
Nonperforming assets to total assets	0.89	1.08
Allowance for loan and lease losses to total nonperforming loans (f)	130	117
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(d)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(e)	OREO excludes $214 million and $245 million at September 30, 2014 and December 31, 2013, respectively, related to commercial and residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the FHA or guaranteed by the VA or guaranteed by the Department of Housing and Urban Development.
(f)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 1 Accounting Policies and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

40    The PNC Financial Services Group, Inc. – Form 10-Q

Table 31: OREO and Foreclosed Assets

In millions	September 30 2014	December 31 2013
Other real estate owned (OREO):
Residential properties	$185	$164
Residential development properties	53	74
Commercial properties	115	122
Total OREO	353	360
Foreclosed and other assets	10	9
Total OREO and foreclosed assets	$363	$369

Total OREO and foreclosed assets decreased $6 million during the first nine months of 2014 from $369 million at December 31, 2013 to $363 million at September 30, 2014 and is 12% of total nonperforming assets at September 30, 2014. As of September 30, 2014 and December 31, 2013, 66% and 64%, respectively, of our OREO and foreclosed assets were comprised of residential related properties.

Table 32: Change in Nonperforming Assets

In millions	2014	2013
January 1	$3,457	$3,794
New nonperforming assets (a)	1,657	2,629
Charge-offs and valuation adjustments (b)	(427)	(779)
Principal activity, including paydowns and payoffs	(818)	(875)
Asset sales and transfers to loans held for sale	(440)	(377)
Returned to performing status	(454)	(770)
September 30	$2,975	$3,622
(a)	New nonperforming assets in the 2013 period include $560 million of loans added in the first quarter of 2013 due to the alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending.
(b)	Charge-offs and valuation adjustments in the 2013 period include $134 million of charge-offs due to the alignment with interagency supervisory guidance discussed in footnote (a) above.

The table above presents nonperforming asset activity during the first nine months of 2014 and 2013, respectively. Nonperforming assets decreased $482 million from $3.5 billion at December 31, 2013, as a result of improvements in both consumer and commercial lending. Consumer lending nonperforming loans decreased $214 million, commercial nonperforming loans declined $137 million and commercial real estate nonperforming loans decreased $123 million. As of September 30, 2014, approximately 89% of total nonperforming loans were secured by collateral which is expected to reduce credit losses and require less reserve in the event of default. As of September 30, 2014, 31% of commercial lending nonperforming loans are contractually current as to both principal and interest obligations. As of September 30, 2014, commercial lending nonperforming loans were carried at approximately 66% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 4 Asset Quality in the

Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

Purchased impaired loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. The accretable yield represents the excess of the expected cash flows on the loans at the measurement date over the carrying value. Generally decreases, other than interest rate decreases for variable rate notes, in the net present value of expected cash flows of individual commercial or pooled purchased impaired loans would result in an impairment charge to the provision for loan losses in the period in which the change is deemed probable. Generally increases in the net present value of purchased impaired loan expected cash flows would first result in a recovery of previously recorded allowance for loan losses, to the extent applicable, and then an increase to accretable yield for the remaining life of the purchased impaired loans. Total nonperforming loans and assets in the tables above are significantly lower than they would have been due to this accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of nonperforming loans to total loans and a higher ratio of ALLL to nonperforming loans. See Note 5 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

Loan Delinquencies

We regularly monitor the level of loan delinquencies and believe these levels may be a key indicator of certain loan portfolios’ asset quality. Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale and purchased impaired loans, but include government insured or guaranteed loans and loans accounted for under the fair value option.

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased from $1.0 billion at December 31, 2013 to $0.8 billion at September 30, 2014. The reduction in both consumer and commercial lending early stage delinquencies resulted from improving credit quality. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements of this Report for additional information regarding our nonperforming loan and nonaccrual policies.

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, and/or are in the process of collection, are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory

The PNC Financial Services Group, Inc. – Form 10-Q    41

guidelines, or are certain government insured or guaranteed loans. These loans decreased $.3 billion, or 21%, from $1.5 billion at December 31, 2013, to $1.2 billion at September 30, 2014, mainly due to a decline in government insured residential real estate loans of $.2 billion, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution. The following tables display the delinquency status of our loans at September 30, 2014 and December 31, 2013. Additional information regarding accruing loans past due is included in Note 4 Asset Quality in the Notes To Consolidated Financial Statements of this Report.

Table 33: Accruing Loans Past Due 30 To 59 Days (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Commercial	$46	$81	.05%	.09%
Commercial real estate	47	54	.20	.25
Equipment lease financing	4	31	.05	.41
Home equity	67	86	.19	.24
Residential real estate
Non government insured	87	112	.61	.74
Government insured	76	105	.53	.70
Credit card	27	29	.61	.66
Other consumer
Non government insured	56	62	.24	.28
Government insured	164	154	.71	.68
Total	$574	$714	.29	.37
(a)	Amounts in table represent recorded investment.

Table 34: Accruing Loans Past Due 60 To 89 Days (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Commercial	$19	$20	.02%	.02%
Commercial real estate	6	11	.03	.05
Equipment lease financing	1	2	.01	.03
Home equity	25	34	.07	.09
Residential real estate
Non government insured	24	30	.17	.20
Government insured	41	57	.29	.38
Credit card	18	19	.41	.43
Other consumer
Non government insured	20	18	.09	.08
Government insured	100	94	.44	.42
Total	$254	$285	.13	.15
(a)	Amounts in table represent recorded investment.

42    The PNC Financial Services Group, Inc. – Form 10-Q

Table 35: Accruing Loans Past Due 90 Days Or More (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Commercial	$39	$42	.04%	.05%
Commercial real estate	1	2	.00	.01
Residential real estate
Non government insured	24	35	.17	.23
Government insured	785	1,025	5.47	6.80
Credit card	29	34	.65	.77
Other consumer
Non government insured	13	14	.06	.06
Government insured	287	339	1.25	1.50
Total	$1,178	$1,491	.59	.76
(a)	Amounts in table represent recorded investment.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms. These loans totaled $.2 billion at both September 30, 2014 and December 31, 2013.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $35.1 billion as of September 30, 2014, or 17% of the total loan portfolio. Of that total, $20.7 billion, or 59%, was outstanding under primarily variable-rate home equity lines of credit and $14.4 billion, or 41%, consisted of closed-end home equity installment loans. Approximately 3% of the home equity portfolio was on nonperforming status as of September 30, 2014.

As of September 30, 2014, we are in an originated first lien position for approximately 50% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. The remaining 48% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

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

The PNC Financial Services Group, Inc. – Form 10-Q    43

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay either interest or principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with the borrower’s ability to satisfy the loan terms upon the draw period ending is considered in establishing our ALLL. Based upon outstanding balances at September 30, 2014, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 36: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2014	$408	$97
2015	1,678	580
2016	1,399	448
2017	2,511	614
2018	1,102	832
2019 and thereafter	3,883	5,161
Total (a) (b)	$10,981	$7,732
(a)	Includes all home equity lines of credit that mature in the remainder of 2014 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes approximately $37 million, $178 million, $49 million, $59 million, $43 million and $564 million of home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, with draw periods scheduled to end in the remainder of 2014, 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively.

Based upon outstanding balances, and excluding purchased impaired loans, at September 30, 2014, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 5% were 90 days or more past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

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

44    The PNC Financial Services Group, Inc. – Form 10-Q

Table 37: Consumer Real Estate Related Loan Modifications

	September 30, 2014		December 31, 2013
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	5,639	$440	6,683	$539
Permanent Modifications	13,030	972	11,717	889
Total home equity	18,669	1,412	18,400	1,428
Residential Mortgages
Permanent Modifications	5,942	1,137	7,397	1,445
Non-Prime Mortgages
Permanent Modifications	4,351	613	4,400	621
Residential Construction
Permanent Modifications	2,291	651	2,260	763
Total Consumer Real Estate Related Loan Modifications	31,253	$3,813	32,457	$4,257

Table 38: Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months		Fifteen Months
September 30, 2014 Dollars in thousands	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity
First Quarter 2014	18	2.6%							$1,150
Fourth Quarter 2013	29	2.5	47	4.0%					3,623
Third Quarter 2013	30	2.5	44	3.7	60	5.1%			6,132
Second Quarter 2013	25	2.0	44	3.6	64	5.2	88	7.1%	8,075
First Quarter 2013	34	2.8	44	3.6	54	4.4	59	4.8	6,710
Residential Mortgages
First Quarter 2014	51	6.3							7,730
Fourth Quarter 2013	86	9.7	122	13.7					18,061
Third Quarter 2013	100	9.2	153	14.0	218	20.0			34,882
Second Quarter 2013	138	16.5	164	19.6	188	22.5	228	27.3	40,466
First Quarter 2013	131	16.4	186	23.2	199	24.8	210	26.2	40,309
Non-Prime Mortgages
First Quarter 2014	29	16.7							4,386
Fourth Quarter 2013	20	10.9	37	20.1					5,222
Third Quarter 2013	25	14.7	28	16.5	40	23.5			5,427
Second Quarter 2013	24	18.3	38	29.0	44	33.6	46	35.1	9,023
First Quarter 2013	12	14.8	12	14.8	16	19.8	19	23.5	3,043
Residential Construction
First Quarter 2014	3	2.1							363
Fourth Quarter 2013	1	0.7	4	2.8					2,382
Third Quarter 2013	1	0.7	1	0.7	2	1.4			126
Second Quarter 2013	1	0.5	3	1.6	5	2.7	7	3.7	1,186
First Quarter 2013	2	1.2	4	2.4	4	2.4	7	4.2	2,153

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    45

	Six Months		Nine Months		Twelve Months		Fifteen Months
September 30, 2014 Dollars in thousands	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Temporary Modifications
Home Equity
First Quarter 2014	4	20.0%							$290
Fourth Quarter 2013	10	19.2	12	23.1%					1,451
Third Quarter 2013	4	9.8	9	22.0	11	26.8%			1,018
Second Quarter 2013	11	14.9	17	23.0	17	23.0	17	23.0%	1,951
First Quarter 2013	2	2.5	8	10.0	9	11.3	11	13.8	760
(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarters ending March 31, 2013 through March 31, 2014 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status. Accounts that are no longer 60 days or more delinquent, or were re-modified since prior period, are removed from re-default status in the period they are cured or re-modified.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects September 30, 2014 unpaid principal balances of the re-defaulted accounts for the First Quarter 2014 Vintage at Six Months, for the Fourth Quarter 2013 Vintage at Nine Months, for the Third Quarter 2013 Vintage at Twelve Months, and for the Second Quarter 2013 and prior Vintages at Fifteen Months.

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

Under a HAMP trial payment period, we establish an alternate payment, generally at an amount less than the contractual payment amount, for the borrower during this short time period. This allows a borrower to demonstrate successful payment performance before permanently restructuring the loan into a HAMP modification. Subsequent to successful borrower performance under the trial payment period, we will capitalize the original contractual amount past due and restructure the loan’s contractual terms, along with bringing the restructured account current. As the borrower is often already delinquent at the time of participation in the HAMP trial payment period, generally enrollment in the program does not significantly increase the ALLL. If the trial payment period is unsuccessful, the loan will be evaluated for further action based upon our existing policies.

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of

September 30, 2014 and December 31, 2013, 6,123 accounts with a balance of $.9 billion and 5,834 accounts with a balance of $.9 billion, respectively, of residential real estate loans had been modified under HAMP and were still outstanding on our balance sheet.

We do not re-modify a defaulted modified loan except for subsequent significant life events, as defined by the OCC. A modified loan continues to be classified as a TDR for the remainder of its term regardless of subsequent payment performance.

Commercial Loan Modifications and Payment Plans

Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve reduction of the interest rate, extension of the loan term and/or forgiveness of principal. Modified commercial loans are usually already nonperforming prior to modification. We evaluate these modifications for TDR classification based upon whether we granted a concession to a borrower experiencing financial difficulties. Additional detail on TDRs is discussed below as well as in Note 4 Asset Quality in the Notes To Consolidated Financial Statements of this Report.

We have established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of September 30, 2014 and December 31, 2013, $37 million and $47 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $13 million and $16 million have been determined to be TDRs as of September 30, 2014 and December 31, 2013, respectively.

46    The PNC Financial Services Group, Inc. – Form 10-Q

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. For the nine months ended September 30, 2014, $.9 billion of Consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans, were excluded from the TDR population. The comparable amount for the nine months ended September 30, 2013 was $2.4 billion.

Table 39: Summary of Troubled Debt Restructurings

In millions	September 30 2014	December 31 2013
Consumer lending:
Real estate-related	$1,877	$1,939
Credit card	139	166
Other consumer	48	56
Total consumer lending	2,064	2,161
Total commercial lending	552	578
Total TDRs	$2,616	$2,739
Nonperforming	$1,303	$1,511
Accruing (a)	1,174	1,062
Credit card	139	166
Total TDRs	$2,616	$2,739
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

Total TDRs decreased $123 million, or 4%, during the first nine months of 2014. Nonperforming TDRs totaled $1.3 billion, which represents approximately 50% of total nonperforming loans, and 50% of total TDRs.

TDRs that are performing, including credit card loans, are excluded from nonperforming loans. These TDRs increased $85 million, or 7%, during 2014 to $1.3 billion as of September 30, 2014. This increase reflects the further seasoning and performance of the TDRs. Generally, the accruing category is comprised of loans where borrowers have been performing under the restructured terms for at least six consecutive months. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status. See Note 4 Asset Quality in the Notes To Consolidated Financial Statements in this Report for additional information.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We recorded $413 million in net charge-offs for the first nine months of 2014, compared to $888 million in the first nine months of 2013. Commercial lending net charge-offs decreased from $227 million in the first nine months of 2013 to $56 million in the first nine months of 2014. Consumer lending net charge-offs decreased from $661 million, which included $134 million due to the impact of alignment with interagency supervisory guidance, in the first nine months of 2013 to $357 million in the first nine months of 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    47

Table 40: Loan Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (annualized)
2014
Commercial	$231	$156	$75	.11%
Commercial real estate	46	64	(18)	(.11)
Equipment lease financing	9	10	(1)	(.02)
Home equity	213	58	155	.58
Residential real estate	26	23	3	.03
Credit card	125	16	109	3.36
Other consumer	136	46	90	.53
Total	$786	$373	$413	.28
2013
Commercial	$308	$183	$125	.20%
Commercial real estate	179	70	109	.76
Equipment lease financing	6	13	(7)	(.13)
Home equity	372	55	317	1.17
Residential real estate	131	(2)	133	1.19
Credit card	136	17	119	3.86
Other consumer	133	41	92	.57
Total	$1,265	$377	$888	.63

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

48    The PNC Financial Services Group, Inc. – Form 10-Q

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At September 30, 2014, we had established reserves of $.9 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition. See Note 5 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.6 billion, or 46%, of the ALLL at September 30, 2014 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $1.8 billion, or 54%, of the ALLL at September 30, 2014 has been allocated to these consumer lending categories.

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

Table 41: Allowance for Loan and Lease Losses

Dollars in millions	2014	2013
January 1	$3,609	$4,036
Total net charge-offs (a)	(413)	(888)
Provision for credit losses	221	530
Net change in allowance for unfunded loan commitments and letters of credit	(9)	15
Other	(2)	(2)
September 30	$3,406	$3,691
Net charge-offs to average loans (for the nine months ended) (annualized) (a)	.28%	.63%
Total allowance for loan and lease losses to total loans	1.70	1.91
Commercial lending net charge-offs	$(56)	$(227)
Consumer lending net charge-offs (a)	(357)	(661)
Total net charge-offs	$(413)	$(888)
Net charge-offs to average loans (for the nine months ended) (annualized)
Commercial lending	.06%	.27%
Consumer lending (a)	.62	1.15
(a)	Includes charge-offs of $134 million taken pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013.

The provision for credit losses totaled $221 million for the first nine months of 2014 compared to $530 million for the first nine months of 2013. The primary driver of the decrease to the provision was improved overall credit quality, including lower consumer loan delinquencies, and the increasing value of residential real estate which resulted in greater expected cash flows for our purchased impaired loans. For the first nine months of 2014, the provision for commercial lending credit losses increased by $36 million, or 68%, from the first nine months of 2013 reflecting our continual qualitative assessments of the portfolio given the growth trends over the recent quarters. The provision for consumer lending credit losses decreased $345 million, or 72%, from the first nine months of 2013.

At September 30, 2014, total ALLL to total nonperforming loans was 130%. The comparable amount for December 31, 2013 was 117%. These ratios are 84% and 72%, respectively,

The PNC Financial Services Group, Inc. – Form 10-Q    49

when excluding the $1.2 billion and $1.4 billion, respectively, of ALLL at September 30, 2014 and December 31, 2013 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted based on our estimate of expected cash flows and additional allowance is recorded when these cash flows are below recorded investment. See Table 30 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first nine months of 2014, improving asset quality trends, including, but not limited to, delinquency status and improving economic conditions, reduced net charge-offs and overall portfolio growth, combined to result in the ALLL balance declining $.2 billion, or 6% to $3.4 billion as of September 30, 2014 compared to December 31, 2013.

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

Management monitors liquidity through a series of early warning indicators that may indicate a potential market, or PNC-specific, liquidity stress event. In addition, management performs a set of liquidity stress tests over multiple time horizons with varying levels of severity and maintains a contingency funding plan to address a potential stress event. In the most severe liquidity stress simulation, we assume that PNC’s liquidity position is under pressure, while the market in general is under systemic pressure. The simulation considers, among other things, the impact of restricted access to both secured and unsecured external sources of funding, accelerated run-off of customer deposits, valuation pressure on assets and heavy demand to fund contingent obligations. Risk limits are established within our Enterprise Liquidity

Management Policy and supporting policies. Management’s Asset and Liability Committee and the Board of Directors’ Risk Committee regularly review compliance with key established limits.

Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet our parent company obligations over the succeeding 24-month period. Risk limits for parent company liquidity are established within our Enterprise Liquidity Management Policy and supporting policies. Management’s Asset and Liability Committee and the Board of Directors’ Risk Committee regularly review compliance with key established limits.

Bank Level Liquidity – Uses

At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of September 30, 2014, there were approximately $7.5 billion of bank borrowings with contractual maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. See the Bank Level Liquidity – Sources section below.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base that comes from our retail and commercial businesses. Total deposits increased to $226.3 billion at September 30, 2014 from $220.9 billion at December 31, 2013, primarily driven by growth in transaction deposits. Assets determined by PNC to be liquid (liquid assets) and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short and long-term funding sources.

At September 30, 2014, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $30.7 billion and securities available for sale totaling $43.6 billion. Of our total liquid assets of $74.3 billion, we had $17.9 billion pledged as collateral for borrowings, trust, and other commitments. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities.

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

50    The PNC Financial Services Group, Inc. – Form 10-Q

On January 16, 2014, PNC Bank, N.A. established a new bank note program under which it may from time to time offer up to $25 billion aggregate principal amount at any one time outstanding of its unsecured senior and subordinated notes due more than nine months from their date of issue (in the case of senior notes) and due five years or more from their date of issue (in the case of subordinated notes). The $25 billion of notes authorized to be issued and outstanding at any one time includes notes issued by PNC Bank, N.A. prior to January 16, 2014 under the 2004 bank note program and those notes PNC Bank, N.A. has acquired through the acquisition of other banks, in each case for so long as such notes remain outstanding. The terms of the new program do not affect any of the bank notes issued prior to January 16, 2014. At September 30, 2014, PNC Bank, N.A. had $18.3 billion of bank notes outstanding including the following issued during 2014:

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
•

$1.0 billion of senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of July 15, 2015, subject to the holder’s monthly option to extend, and a final maturity date of July 15, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .235%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on January 15, April 15, July 15 and October 15 of each year, beginning on October 15, 2014,

•

$300 million of floating rate senior notes with a maturity date of August 1, 2017. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .30% per annum, on February 1, May 1, August 1 and November 1 of each year beginning on November 1, 2014,

•

$1.25 billion of senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of September 18, 2015, subject to the holder’s monthly option to extend, and a final maturity date of August 18, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .235%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on February 18, May 18, August 18 and November 18 of each year, beginning on November 18, 2014,

•

$500 million of senior notes with a maturity date of October 18, 2017. Interest is payable semi-annually, at a fixed rate of 1.500% on April 18 and October 18 of each year, beginning on April 18, 2015, and

•

$500 million of senior notes with a maturity date of October 18, 2019. Interest is payable semi-annually, at a fixed rate of 2.400% on April 18 and October 18 of each year, beginning on April 18, 2015.

Total senior and subordinated debt of PNC Bank, N.A. increased to $19.6 billion at September 30, 2014 from $14.6 billion at December 31, 2013 primarily due to $8.2 billion in new borrowing less $3.2 billion in calls and maturities.

See Note 19 Subsequent Events in the Notes To Consolidated Financial Statements in Part 1, Item 1 of this Report for information on issuance of senior notes of $500 million and $750 million on October 30, 2014.

PNC Bank, N.A. is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At September 30, 2014, our unused secured borrowing capacity was $15.1 billion with FHLB-Pittsburgh. Total FHLB borrowings increased to $16.5 billion at September 30, 2014 from $12.9 billion at December 31, 2013 due to $10.2 billion of new issuances offset by $6.6 billion in calls and maturities. The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank, N.A. to secure certain public deposits. PNC Bank, N.A. began using standby letters of credit issued by the FHLB-Pittsburgh in response to anticipated short-term regulatory standards. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized

The PNC Financial Services Group, Inc. – Form 10-Q    51

advance to PNC Bank, N.A. At both September 30, 2014 and December 31, 2013, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $6.2 billion.

PNC Bank, N.A. has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of September 30, 2014, there was $4.8 billion outstanding under this program. During the fourth quarter of 2013, PNC finalized the wind down of Market Street Funding LLC (“Market Street”), a multi-seller asset-backed commercial paper conduit administered by PNC Bank, N.A. As part of the wind down process, the commitments and outstanding loans of Market Street were assigned to PNC Bank, N.A., which will fund these commitments and loans by utilizing its diversified funding sources. In conjunction with the assignment of commitments and loans, the associated liquidity facilities were terminated along with the program-level credit enhancement provided to Market Street. The wind down did not have a material impact to PNC’s financial condition or results of operations.

PNC Bank, N.A. can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At September 30, 2014, our unused secured borrowing capacity was $19.6 billion with the Federal Reserve Bank.

Parent Company Liquidity – Uses

The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of September 30, 2014, there were approximately $1.9 billion of parent company borrowings with maturities of less than one year.

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

On April 3, 2014, consistent with our 2014 capital plan, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from 44 cents per common share to 48 cents per common share effective with the May 5, 2014 dividend payment to shareholders of record at the close of business on April 15, 2014. On July 3, 2014 and October 2, 2014, respectively, the Board of Directors declared a quarterly common stock cash dividend of 48 cents per share payable on August 5, 2014 and November 5, 2014, respectively, to shareholders of record at the close of business on July 15, 2014 and October 15, 2014, respectively.

See the Supervision and Regulation section of Item 1 Business in our 2013 Form 10-K for additional information regarding the Federal Reserve’s CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, as well as for information on new qualitative and quantitative liquidity risk management standards proposed by the U.S. banking agencies. See also Recent Market and Industry Developments in the Executive Summary section of this Financial Review for information on the U.S. banking agencies’ final rules to implement the LCR and final rules issued by the Federal Reserve that make certain modifications to the Federal Reserve’s capital planning and stress testing rules.

During the first nine months of 2014, the parent company used cash for the following transactions:

•	On March 28, 2014, we used $1.0 billion of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A.,
•

In March 2014, PNC repurchased $50 million of common shares to mitigate the financial impact of employee benefit plan transactions, as described in more detail in Item 2 Unregistered Sales Of Equity Securities And Use of Proceeds in Part II of our March 31, 2014 Form 10-Q,

•

During the second quarter of 2014, in accordance with the 2014 capital plan, PNC repurchased $223 million of common shares on the open market, as described in more detail in Item 2 Unregistered Sales Of Equity Securities And Use of Proceeds in Part II of our June 30, 2014 Form 10-Q,

•	On June 27, 2014, we used $1.0 billion of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A.,
•	On August 18, 2014, we used $1.25 billion of parent company cash to purchase senior extendible floating rate bank notes issued by PNC Bank, N.A., and
•

During the third quarter of 2014, in accordance with the 2014 capital plan, PNC repurchased $360 million of common shares on the open market, as described in more detail in Item 2 Unregistered Sales Of Equity Securities And Use of Proceeds in Part II of this Report.

52    The PNC Financial Services Group, Inc. – Form 10-Q

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank, N.A. to the parent company without prior regulatory approval was approximately $1.4 billion at September 30, 2014. See Note 22 Regulatory Matters in Item 8 of our 2013 Form 10-K for a further discussion of these limitations. We provide additional information on certain contractual restrictions in Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2013 Form 10-K.

In addition to dividends from PNC Bank, N.A., other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. As of September 30, 2014, the parent company had approximately $5.0 billion in funds available from its cash and investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt securities and equity securities, including certain capital instruments, in public or private markets and commercial paper. We have an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments.

During the first nine months of 2014, we issued the following parent company debt under our shelf registration statement:

•

$750 million of subordinated notes with a maturity date of April 29, 2024. Interest is payable semi-annually, at a fixed rate of 3.90%, on April 29 and October 29 of each year, beginning on October 29, 2014.

Total parent company senior and subordinated debt and hybrid capital instruments decreased to $10.0 billion at September 30, 2014 from $10.7 billion at December 31, 2013 due to $1.4 billion in maturities less $750 million in new borrowings.

The parent company, through its subsidiary PNC Funding Corp, has had the ability to offer up to $3.0 billion of commercial paper to provide additional liquidity. As of September 30, 2014, there were no issuances outstanding under this program. See Note 19 Subsequent Events in the Notes To Consolidated Financial Statements in Part 1, Item 1 of this Report for information on the October 16, 2014 establishment of a program pursuant to which the parent company may offer up to $5.0 billion of commercial paper and the subsequent termination of the PNC Funding Corp commercial paper program.

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

The PNC Financial Services Group, Inc. – Form 10-Q    53

Table 42: Credit Ratings as of September 30, 2014 for PNC and PNC Bank, N.A.

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB-	BBB-

PNC Bank, N.A.
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

Commitments

The following tables set forth contractual obligations and various other commitments as of September 30, 2014 representing required and potential cash outflows.

Table 43: Contractual Obligations

		Payment Due By Period
September 30, 2014 – in millions	Total	Less than one year	One to three years	Four to five years	After five years

Remaining contractual maturities of time deposits (a)	$21,856	$15,516	$2,844	$636	$2,860
Borrowed funds (a) (b)	52,327	14,656	17,912	10,255	9,504
Minimum annual rentals on noncancellable leases	2,632	381	622	477	1,152
Nonqualified pension and postretirement benefits	534	58	113	111	252
Purchase obligations (c)	736	462	230	27	17
Total contractual cash obligations	$78,085	$31,073	$21,721	$11,506	$13,785
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At September 30, 2014, we had a liability for unrecognized tax benefits of $80 million, which represents a reserve for tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table. See Note 15 Income Taxes in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

Our contractual obligations totaled $73.5 billion at December 31, 2013. The increase in the comparison is primarily attributable to an increase in borrowed funds partially offset by the decline in time deposits. See Funding and Capital Sources in the Consolidated Balance Sheet Review section of this Financial Review for additional information regarding our funding sources.

Table 44: Other Commitments (a)

		Amount Of Commitment Expiration By Period
September 30, 2014 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded loan commitments	$136,795	$55,140	$45,449	$35,422	$784
Net outstanding standby letters of credit (b)	10,232	4,759	4,508	964	1
Reinsurance agreements (c)	4,536	2,198	22	36	2,280
Other commitments (d)	920	679	203	37	1
Total commitments	$152,483	$62,776	$50,182	$36,459	$3,066
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.

54    The PNC Financial Services Group, Inc. – Form 10-Q

(b)	Includes $5.6 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to or placed on behalf of our customers. Balances represent estimates based on availability of financial information.
(d)	Includes unfunded commitments related to private equity investments of $145 million and additional obligations related to direct investments of $9 million that are not on our Consolidated Balance Sheet. Also includes commitments related to tax credit investments of $688 million and other direct equity investments of $78 million that are included in Other liabilities on our Consolidated Balance Sheet.

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

Sensitivity results and market interest rate benchmarks for the third quarters of 2014 and 2013 follow:

Table 45: Interest Sensitivity Analysis

	Third Quarter 2014	Third Quarter 2013
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.8%	2.1%
100 basis point decrease (a)	(.6)%	(1.0)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	7.0%	7.1%
100 basis point decrease (a)	(3.2)%	(4.8)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(3.3)	(2.1)
Key Period-End Interest Rates
One-month LIBOR	.16%	.18%
Three-year swap	1.30%	.76%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. The following Table 46 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 46: Net Interest Income Sensitivity to Alternative Rate Scenarios (Third Quarter 2014)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.6%	.9%	(.7)%
Second year sensitivity	7.1%	5.7%	(2.7)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

The PNC Financial Services Group, Inc. – Form 10-Q    55

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

Table 47: Alternate Interest Rate Scenarios: One Year Forward

The third quarter 2014 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During the first nine months of 2014, our 95% VaR ranged between $.9 million and $3.9 million, averaging $2.5 million. During the first nine months of 2013, our 95% VaR ranged between $1.7 million and $5.5 million, averaging $3.5 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Our customer-related trading activity includes customer revenue and intraday hedging which helps to reduce losses, and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There were no such instances during the first nine months of 2014 where actual losses exceeded the prior day VaR measure under our diversified VaR measure. In comparison, there was one such instance during the first nine months of 2013. We use a 500 day look back period for backtesting and include customer-related revenue.

The following graph shows a comparison of enterprise-wide gains and losses against prior day diversified VaR for the period indicated.

Table 48: Enterprise-Wide Gains/Losses Versus Value-at-Risk

56    The PNC Financial Services Group, Inc. – Form 10-Q

Total trading revenue was as follows:

Table 49: Customer-Related Trading Revenue

Nine months ended September 30 In millions	2014	2013
Net interest income	$22	$24
Noninterest income	149	201
Total customer-related trading revenue	$171	$225
Securities underwriting and trading (a)	$69	$54
Foreign exchange	73	69
Financial derivatives and other	29	102
Total customer-related trading revenue	$171	$225

Three months ended September 30 In millions	2014	2013
Net interest income	$7	$7
Noninterest income	53	57
Total customer-related trading revenue	$60	$64
Securities underwriting and trading (a)	$22	$13
Foreign exchange	23	27
Financial derivatives and other	15	24
Total customer-related trading revenue	$60	$64
(a)	Includes changes in fair value for certain loans accounted for at fair value.

Customer-related trading revenues for the first nine months of 2014 decreased $54 million compared to the first nine months of 2013. These decreases were primarily due to market interest rate changes impacting credit valuations for customer-related derivatives activities and reduced derivatives client sales revenues, which were partially offset by improved securities and foreign exchange results.

Customer-related trading revenue for the third quarter of 2014 decreased $4 million compared with the third quarter of 2013. The decrease was mainly due to reduced customer derivative sales results, partially offset by improved hedging results, higher underwriting fees and reduced impact of credit valuations for customer-related derivatives activities.

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

A summary of our equity investments follows:

Table 50: Equity Investments Summary

In millions	September 30 2014	December 31 2013
BlackRock	$6,217	$5,940
Tax credit investments (a)	2,520	2,572
Private equity	1,779	1,656
Visa	89	158
Other	158	234
Total	$10,763	$10,560
(a)	The December 31, 2013 amount has been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

BlackRock

PNC owned approximately 36 million common stock equivalent shares of BlackRock equity at September 30, 2014, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are direct tax credit investments and equity investments held by consolidated partnerships which totaled $2.5 billion at September 30, 2014 and $2.6 billion at December 31, 2013. These equity investment balances include unfunded commitments totaling $688 million and $802 million at September 30, 2014 and December 31, 2013, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report has further information on Tax Credit Investments.

The PNC Financial Services Group, Inc. – Form 10-Q    57

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.8 billion at September 30, 2014 and $1.7 billion at December 31, 2013. As of September 30, 2014, $1.2 billion was invested directly in a variety of companies and $.6 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $193 million as of September 30, 2014. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors included in our 2013 Form 10-K for discussion of potential impacts of the Volcker Rule provisions of Dodd-Frank on our holding interests in and sponsorship of private equity or hedge funds.

Our unfunded commitments related to private equity totaled $145 million at September 30, 2014 compared with $164 million at December 31, 2013.

Visa

During the first nine months of 2014, we sold 3 million Visa Class B common shares, in addition to the 13 million shares sold in the previous two years. We have entered into swap agreements with the purchaser of the shares as part of these sales. See Note 8 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information. At September 30, 2014, our investment in Visa Class B common shares totaled approximately 7 million shares and had a carrying value of $89 million. Based on the September 30, 2014 closing price of $213.37 for the Visa Class A common shares, the fair value of our total investment was approximately $648 million at the current conversion rate, which reflects adjustments in respect of all litigation funding by Visa to date. The Visa Class B common shares that we own are transferable only under limited circumstances (including those applicable to the sales in the first nine months of 2014 and in the previous two years) until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation.

Our 2013 Form 10-K has additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation. See also Note 17 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At September 30, 2014, other investments totaled $158 million compared with $234 million at December 31, 2013. We recognized net gains related to these investments of $19 million and $27 million during the first nine months of 2014 and 2013, including net gains of $9 million and $2 million during the third quarters of 2014 and 2013, respectively.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments were immaterial at both September 30, 2014 and December 31, 2013.

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

58    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at September 30, 2014 and December 31, 2013.

Table 51: Financial Derivatives Summary

	September 30, 2014		December 31, 2013
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$43,305	$793	$36,197	$825
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$82,336	$303	$119,679	$330
Total derivatives used for commercial mortgage banking activities	30,525	(5)	53,149	(12)
Total derivatives used for customer-related activities	181,393	181	169,534	138
Total derivatives used for other risk management activities	5,279	(468)	2,697	(422)
Total derivatives not designated as hedging instruments	$299,533	$11	$345,059	$34
Total Derivatives	$342,838	$804	$381,256	$859
(a)	Represents the net fair value of assets and liabilities.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2014, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2014, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Basel III Tier 1 capital ratio – Tier 1 capital divided by period-end risk-weighted assets (as applicable).

The PNC Financial Services Group, Inc. – Form 10-Q    59

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

Cash recoveries – Cash recoveries used in the context of purchased impaired loans represent cash payments for a single purchased impaired loan not included within a pool of loans from customers that exceeded the recorded investment of that loan.

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

Discretionary client assets under management – Assets over which we have sole or shared investment authority for our customers/clients. We do not include these assets on our Consolidated Balance Sheet.

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

60    The PNC Financial Services Group, Inc. – Form 10-Q

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

Nondiscretionary client assets under administration – Assets we hold for our customers/clients in a nondiscretionary, custodial capacity. We do not include these assets on our Consolidated Balance Sheet.

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

The PNC Financial Services Group, Inc. – Form 10-Q    61

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

Purchase accounting accretion – Accretion of the discounts and premiums on acquired assets and liabilities. The purchase accounting accretion is recognized in net interest income over the weighted-average life of the financial instruments using the constant effective yield method. Accretion for a single purchased impaired loan not included within a pool of loans includes any cash recoveries on that loan received in excess of the recorded investment.

Purchased impaired loans – Acquired loans (or pools of loans) determined to be credit impaired under FASB ASC 310-30 (AICPA SOP 03-3). Loans (or pools of loans) are determined to be impaired if there is evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected.

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

62    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    63

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

•

PNC’s regulatory capital ratios in the future will depend on, among other things, the company’s financial performance, the scope and terms of final capital regulations then in effect (particularly those implementing the Basel Capital Accords), and management actions affecting the composition of PNC’s balance sheet. In addition, PNC’s ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory approval of related models.

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

64    The PNC Financial Services Group, Inc. – Form 10-Q

“Dodd-Frank Act”) and otherwise growing out of the most recent financial crisis, the precise nature, extent and timing of which, and their impact on us, remains uncertain.
–	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act and to Basel-related initiatives.
–

Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. In addition to matters relating to PNC’s current and historical business and activities, such matters may include proceedings, claims, investigations, or inquiries relating to pre-acquisition business and activities of acquired companies, such as National City. These matters may result in monetary judgments or settlements or other remedies, including fines, penalties, restitution or alterations in our business practices, and in additional expenses and collateral costs, and may cause reputational harm to PNC.

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

•

Business and operating results can also be affected by widespread natural and other disasters, pandemics, dislocations, terrorist activities, cyberattacks or international hostilities through impacts on the economy and financial markets generally or on us or our counterparties specifically.

We provide greater detail regarding these as well as other factors in our 2013 Form 10-K, in our first and second quarter 2014 Form 10-Qs, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    65

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except per share data	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Interest Income
Loans	$1,848	$1,933	$5,592	$5,917
Investment securities	387	423	1,226	1,315
Other	93	92	276	296
Total interest income	2,328	2,448	7,094	7,528
Interest Expense
Deposits	81	84	239	263
Borrowed funds	143	130	427	384
Total interest expense	224	214	666	647
Net interest income	2,104	2,234	6,428	6,881
Noninterest Income
Asset management	411	330	1,137	978
Consumer services	320	316	933	926
Corporate services	374	306	1,018	909
Residential mortgage	140	199	483	600
Service charges on deposits	179	156	482	439
Net gains (losses) on sales of securities (a)	–	21	4	96
Other-than-temporary impairments	(2)	(2)	(4)	(13)
Less: Noncredit portion of other-than-temporary impairments (b)	(1)	–	–	3
Net other-than-temporary impairments	(1)	(2)	(4)	(16)
Other	314	360	947	1,126
Total noninterest income	1,737	1,686	5,000	5,058
Total revenue	3,841	3,920	11,428	11,939
Provision For Credit Losses	55	137	221	530
Noninterest Expense
Personnel	1,189	1,181	3,441	3,536
Occupancy	200	205	617	622
Equipment	220	194	625	566
Marketing	66	68	186	180
Other (c)	682	746	2,080	2,263
Total noninterest expense	2,357	2,394	6,949	7,167
Income before income taxes and noncontrolling interests	1,429	1,389	4,258	4,242
Income taxes (c)	391	361	1,108	1,104
Net income (c)	1,038	1,028	3,150	3,138
Less: Net income (loss) attributable to noncontrolling interests (c)	1	2	2	(2)
Preferred stock dividends and discount accretion and redemptions	71	71	189	199
Net income attributable to common shareholders	$966	$955	$2,959	$2,941
Earnings Per Common Share
Basic	$1.82	$1.80	$5.55	$5.55
Diluted	1.79	1.77	5.45	5.49
Average Common Shares Outstanding
Basic	529	529	531	528
Diluted	537	534	539	531
(a)	Net gains (losses) on sales of securities was less than $.5 million for the third quarter of 2014.
(b)	Included in accumulated other comprehensive income (loss). The noncredit portion of other-than-temporary impairments was less than $.5 million for both the third quarter of 2013 and the first nine months of 2014.
(c)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits.

See accompanying Notes To Consolidated Financial Statements.

66    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Net income (a)	$1,038	$1,028	$3,150	$3,138
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	(132)	(68)	269	(1,031)
Net unrealized gains (losses) on OTTI securities	15	58	122	154
Net unrealized gains (losses) on cash flow hedge derivatives	(81)	(31)	(5)	(419)
Pension and other postretirement benefit plan adjustments	(2)	21	89	74
Other	(12)	3	(5)	(10)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(212)	(17)	470	(1,232)
Income tax benefit (expense) related to items of other comprehensive income	58	19	(179)	445
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(154)	2	291	(787)
Comprehensive income	884	1,030	3,441	2,351
Less: Comprehensive income (loss) attributable to noncontrolling interests (a)	1	2	2	(2)
Comprehensive income attributable to PNC	$883	$1,028	$3,439	$2,353
(a)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    67

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except par value	September 30 2014	December 31 2013
Assets
Cash and due from banks (includes $5 and $5 for VIEs) (a)	$4,164	$4,043
Federal funds sold and resale agreements (includes $191 and $207 measured at fair value) (b)	1,761	1,986
Trading securities	2,650	3,073
Interest-earning deposits with banks (includes $7 and $7 for VIEs) (a)	26,247	12,135
Loans held for sale (includes $2,054 and $1,901 measured at fair value) (b)	2,143	2,255
Investment securities	55,039	60,294
Loans (includes $1,580 and $1,736 for VIEs) (a) (includes $1,017 and $1,150 measured at fair value) (b)	200,872	195,613
Allowance for loan and lease losses (includes $(49) and $(58) for VIEs) (a)	(3,406)	(3,609)
Net loans	197,466	192,004
Goodwill	9,074	9,074
Other intangible assets	1,994	2,216
Equity investments (includes $451 and $582 for VIEs) (a) (c)	10,763	10,560
Other (includes $450 and $591 for VIEs) (a) (includes $380 and $338 measured at fair value) (b)	23,123	22,552
Total assets	$334,424	$320,192
Liabilities
Deposits
Noninterest-bearing	$72,963	$70,306
Interest-bearing	153,341	150,625
Total deposits	226,304	220,931
Borrowed funds
Federal funds purchased and repurchase agreements	3,499	4,289
Federal Home Loan Bank borrowings	16,471	12,912
Bank notes and senior debt	15,327	12,603
Subordinated debt	9,046	8,244
Commercial paper	4,809	4,997
Other (includes $362 and $414 for VIEs) (a) (includes $274 and $309 measured at fair value) (b)	3,175	3,060
Total borrowed funds	52,327	46,105
Allowance for unfunded loan commitments and letters of credit	251	242
Accrued expenses (includes $70 and $83 for VIEs) (a) (c)	5,090	4,690
Other (includes $154 and $252 for VIEs) (a)	4,457	4,187
Total liabilities	288,429	276,155
Equity
Preferred stock (d)
Common stock ($5 par value, authorized 800 shares, issued 540 shares)	2,703	2,698
Capital surplus – preferred stock	3,945	3,941
Capital surplus – common stock and other	12,573	12,416
Retained earnings (c)	25,464	23,251
Accumulated other comprehensive income	727	436
Common stock held in treasury at cost: 12 and 7 shares	(931)	(408)
Total shareholders’ equity	44,481	42,334
Noncontrolling interests (c)	1,514	1,703
Total equity	45,995	44,037
Total liabilities and equity	$334,424	$320,192
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which we have elected the fair value option.
(c)	Amounts for 2013 period have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(d)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

68    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2014	2013
Operating Activities
Net income (a)	$3,150	$3,138
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	221	530
Depreciation and amortization	724	883
Deferred income taxes (a)	50	979
Net gains on sales of securities	(4)	(96)
Net other-than-temporary impairments	4	16
Changes in fair value of mortgage servicing rights	308	(251)
Gain on sales of Visa Class B common shares	(173)	(168)
Noncash charges on trust preferred securities redemptions		57
Undistributed earnings of BlackRock	(334)	(262)
Excess tax benefits from share-based payment arrangements	(23)	(23)
Net change in
Trading securities and other short-term investments	628	983
Loans held for sale	(220)	118
Other assets	170	2,681
Accrued expenses and other liabilities (a)	332	(2,591)
Other (a)	(253)	(98)
Net cash provided (used) by operating activities	4,580	5,896
Investing Activities
Sales
Securities available for sale	3,564	6,950
Loans	1,866	1,662
Repayments/maturities
Securities available for sale	5,349	8,020
Securities held to maturity	1,648	1,809
Purchases
Securities available for sale	(5,057)	(13,183)
Securities held to maturity		(1,035)
Loans	(544)	(1,703)
Net change in
Federal funds sold and resale agreements	222	546
Interest-earning deposits with banks	(14,112)	(4,064)
Loans	(7,206)	(7,213)
Other (b)	(277)	382
Net cash provided (used) by investing activities	(14,547)	(7,829)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    69

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

Unaudited In millions	Nine months ended September 30
	2014	2013
Financing Activities
Net change in
Noninterest-bearing deposits	$2,672	$(1,223)
Interest-bearing deposits	2,716	4,165
Federal funds purchased and repurchase agreements	(789)	(160)
Commercial paper	(268)	(3,838)
Other borrowed funds	(156)	(716)
Sales/issuances
Federal Home Loan Bank borrowings	10,150	9,000
Bank notes and senior debt	4,933	3,190
Subordinated debt	745	1,488
Commercial paper	6,737	10,377
Other borrowed funds	470	488
Preferred stock		496
Common and treasury stock	203	195
Repayments/maturities
Federal Home Loan Bank borrowings	(6,591)	(9,958)
Bank notes and senior debt	(2,194)	(1,424)
Subordinated debt	34	(747)
Commercial paper	(6,657)	(7,998)
Other borrowed funds	(374)	(324)
Preferred stock		(150)
Excess tax benefits from share-based payment arrangements	23	23
Redemption of noncontrolling interests		(375)
Acquisition of treasury stock	(633)	(23)
Preferred stock cash dividends paid	(185)	(188)
Common stock cash dividends paid	(748)	(677)
Net cash provided (used) by financing activities	10,088	1,621
Net Increase (Decrease) In Cash And Due From Banks	121	(312)
Cash and due from banks at beginning of period	4,043	5,220
Cash and due from banks at end of period	$4,164	$4,908
Supplemental Disclosures
Interest paid	$627	$698
Income taxes paid	689	228
Income taxes refunded	9	2
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	485	(110)
Transfer from loans to foreclosed assets	465	555
(a)	Amounts for 2013 period have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Includes the impact of the consolidation of a variable interest entity as of March 31, 2013.

See accompanying Notes To Consolidated Financial Statements.

70    The PNC Financial Services Group, Inc. – Form 10-Q

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

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2014 presentation, which did not have a material impact on our consolidated financial condition or results of operations. Additionally, we evaluate the materiality of identified errors in the financial statements using both an income statement and a balance sheet approach, based on relevant quantitative and qualitative factors. The financial statements include certain adjustments to correct immaterial errors related to previously reported periods. The current year financial statements reflect a second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income. The impact of this reclassification to prior periods was not significant, and as such, prior periods were not adjusted. In addition, as disclosed in certain Notes to the Consolidated Financial Statements, we made adjustments to previously reported periods for immaterial errors. Prior period financial statements also reflect the retrospective application of Accounting Standards Update (ASU) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2013 Annual Report on Form 10-K. Reference is made to Note 1 Accounting Policies in the 2013 Form 10-K for a detailed description of significant accounting policies. Included herein are policies that are required to be disclosed on an interim basis as well as policies where there has been a significant change within the first nine months of 2014. These interim consolidated financial statements serve to update the 2013 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

The PNC Financial Services Group, Inc. – Form 10-Q    71

Nonperforming Assets

Nonperforming assets consists of nonperforming loans and leases, other real estate owned (OREO) and foreclosed assets. Nonperforming loans and leases include nonperforming troubled debt restructurings (TDRs).

Commercial Loans

We generally classify Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) loans as nonperforming and place them on nonaccrual status when we determine that the full collection of interest or principal is not probable, including when delinquency of interest or principal payments has existed for 90 days or more and the loans are not well-secured and/or in the process of collection. A loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Such factors that would lead to nonperforming status would include, but are not limited to, the following:

•	Deterioration in the financial position of the borrower resulting in the loan moving from accrual to cash basis accounting;
•	The collection of principal or interest is 90 days or more past due unless the asset is well-secured and/or in the process of collection;
•	Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, according to the terms of the credit arrangement, whether 90 days have passed or not;
•	The borrower has filed or will likely file for bankruptcy;
•	The bank advances additional funds to cover principal or interest;
•	We are in the process of liquidating a commercial borrower; or
•	We are pursuing remedies under a guarantee.

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

Loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC are classified as nonperforming TDRs. These loans are charged off to collateral value less costs to sell, and any associated allowance at the time of charge-off is reduced to zero. The charge-off activity results in a reduction in the allowance, an increase in provision for credit losses, if the related loan charge-off exceeds the associated allowance, as well as a difference in the pre-TDR recorded investment to the post-TDR recorded investment reflected in Table 66. Collateral values are updated annually. Subsequent declines in collateral values are charged-off and incremental provision for credit loss is incurred. PNC does not return these TDRs to performing status.

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

72    The PNC Financial Services Group, Inc. – Form 10-Q

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

Allowance for Loan and Lease Losses

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred

The PNC Financial Services Group, Inc. – Form 10-Q    73

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

74    The PNC Financial Services Group, Inc. – Form 10-Q

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

For prior periods, pursuant to ASU 2014-01, (a) amortization expense related to our qualifying investments in low income housing tax credits was reclassified from Other noninterest expense to Income taxes, and (b) additional amortization, net of the associated tax benefits was recognized in Income taxes

The PNC Financial Services Group, Inc. – Form 10-Q    75

as a result of our adoption of the practical expedient to the proportional amortization method. The cumulative effect to retained earnings as of January 1, 2014 of adopting this guidance was a reduction of $74 million, inclusive of a $55 million reduction to retained earnings as of January 1, 2013.

During the first nine months of 2014, we recognized $135 million of amortization, $151 million of tax credits, and $49 million of other tax benefits associated with these investments within Income taxes. The amounts for the third quarter of 2014 were $45 million, $51 million and $16 million, respectively. At September 30, 2014, the amount of investments in low income housing tax credits that were accounted for under ASU 2014-01 was $2.0 billion. These investments are reflected in Equity investments on our Consolidated Balance Sheet.

We did not adopt any new accounting standards during the third quarter of 2014.

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

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. In other limited cases, the U.S. Department of Housing and Urban Development (HUD) has granted us the right to repurchase current loans when we intend to modify the borrower’s interest rate under established guidelines. When we have the unilateral ability to repurchase a loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At September 30, 2014 and December 31, 2013, these assets and liabilities both totaled $124 million and $128 million, respectively.

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

76    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table provides certain financial information and cash flows associated with PNC’s loan sale and servicing activities:

Table 52: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – September 30, 2014
Servicing portfolio (c)	$110,749	$179,148	$3,936
Carrying value of servicing assets (d)	978	532
Servicing advances (e)	486	318	4
Repurchase and recourse obligations (f)	108	36	24
Carrying value of mortgage-backed securities held (g)	3,514	1,189
FINANCIAL INFORMATION – December 31, 2013
Servicing portfolio (c)	$113,994	$176,510	$4,321	(h)
Carrying value of servicing assets (d)	1,087	549
Servicing advances (e)	571	412	11
Repurchase and recourse obligations (f)	131	33	22
Carrying value of mortgage-backed securities held (g)	4,144	1,475

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended September 30, 2014
Sales of loans (i)	$2,153	$1,091
Repurchases of previously transferred loans (j)	188		$4
Servicing fees (k)	86	34	4
Servicing advances recovered/(funded), net	15	38
Cash flows on mortgage-backed securities held (g)	238	51
CASH FLOWS – Three months ended September 30, 2013
Sales of loans (i)	$4,148	$712
Repurchases of previously transferred loans (j)	278		$1
Servicing fees (k)	91	44	5
Servicing advances recovered/(funded), net		78	(5)
Cash flows on mortgage-backed securities held (g)	436	140
CASH FLOWS – Nine months ended September 30, 2014
Sales of loans (i)	$6,437	$2,026
Repurchases of previously transferred loans (j)	556		$13
Servicing fees (k)	260	101	14
Servicing advances recovered/(funded), net	84	93	6
Cash flows on mortgage-backed securities held (g)	724	242
CASH FLOWS – Nine months ended September 30, 2013
Sales of loans (i)	$12,142	$2,127
Repurchases of previously transferred loans (j)	928		$5
Servicing fees (k)	270	133	16
Servicing advances recovered/(funded), net	24	81	(6)
Cash flows on mortgage-backed securities held (g)	1,192	333
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.

The PNC Financial Services Group, Inc. – Form 10-Q    77

(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 17 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgages, this amount represents the outstanding balance of loans we service, including loans transferred by us and loans originated by others where we have purchased the associated servicing rights. For home equity loan/line of credit transfers, this amount represents the outstanding balance of loans transferred and serviced. For commercial mortgages, this amount represents our overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 8 Fair Value and Note 9 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.
(f)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 17 Commitments and Guarantees for further information.
(g)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(h)	In prior periods, the unpaid principal balance reflected the outstanding balance at the time of charge-off. During the second quarter of 2014, we corrected the outstanding principal balance to reflect the unpaid principal balance as of the reporting date. Prior period amounts were decreased by approximately $581 million.
(i)	There were no gains or losses recognized on the transaction date for sales of residential mortgage loans as these loans are recognized on the balance sheet at fair value. For transfers of commercial mortgage loans not recognized on the balance sheet at fair value, gains/losses recognized on sales of these loans were insignificant for the periods presented.
(j)	Includes government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.
(k)	Includes contractually specified servicing fees, late charges and ancillary fees.

The table below presents information about the principal balances of transferred loans not recorded on our balance sheet, including residential mortgages, that we service. Additionally, the table below includes principal balances of commercial mortgage securitization and sales transactions where we service those assets. Serviced delinquent loans are 90 days or more past due, and for commercial mortgages, include foreclosed loans.

Table 53: Principal Balance, Delinquent Loans (Loans 90 Days or More Past Due), and Net Charge-offs Related to Serviced Loans

In millions	Residential Mortgages	Commercial Mortgages	Home Equity Loans/Lines (a)
Serviced Loan Information – September 30, 2014
Total principal balance	$80,887	$60,935	$3,936
Delinquent loans	2,859	2,525	1,312
Serviced Loan Information – December 31, 2013
Total principal balance	$85,758	$62,872	$4,321	(b)
Delinquent loans	3,562	2,353	1,404	(b)

In millions	Residential Mortgages	Commercial Mortgages	Home Equity Loans/Lines (a)
Three months ended September 30, 2014
Net charge-offs (c)	$33	$439	$15
Three months ended September 30, 2013
Net charge-offs (c)	$58	$431	$24
Nine months ended September 30, 2014
Net charge-offs (c)	$108	$1,139	$47
Nine months ended September 30, 2013
Net charge-offs (c)	$173	$729	$103
(a)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 17 Commitments and Guarantees for further information.
(b)	In prior periods, the unpaid principal balance reflected the outstanding balance at the time of charge-off. During the second quarter of 2014, we corrected the outstanding principal balance to reflect the unpaid principal balance as of the reporting date. Prior period amounts were decreased by approximately $581 million.
(c)	Net charge-offs for Residential mortgages and Home equity loans/lines represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for CMBS securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

Variable Interest Entities (VIEs)

As discussed in our 2013 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of September 30, 2014 and December 31, 2013, respectively. We have not provided additional financial support to these entities which we are not contractually required to provide.

78    The PNC Financial Services Group, Inc. – Form 10-Q

Table 54: Consolidated VIEs – Carrying Value (a) (b)

September 30, 2014 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$5	$5
Interest-earning deposits with banks		7	7
Loans	$1,580		1,580
Allowance for loan and lease losses	(49)		(49)
Equity investments		451	451
Other assets	22	428	450
Total assets	$1,553	$891	$2,444
Liabilities
Other borrowed funds	$167	$195	$362
Accrued expenses		70	70
Other liabilities		154	154
Total liabilities	$167	$419	$586

December 31, 2013 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$5	$5
Interest-earning deposits with banks		7	7
Loans	$1,736		1,736
Allowance for loan and lease losses	(58)		(58)
Equity investments		582	582
Other assets	25	566	591
Total assets	$1,703	$1,160	$2,863
Liabilities
Other borrowed funds	$184	$230	$414
Accrued expenses		83	83
Other liabilities		252	252
Total liabilities	$184	$565	$749
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.

Table 55: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
September 30, 2014
Commercial Mortgage-Backed Securitizations (b)	$60,706	$60,706	$1,386	$1,386	(d)	$1	(f)
Residential Mortgage-Backed Securitizations (b)	42,179	42,179	3,532	3,532	(d)	4	(f)
Tax Credit Investments and Other (c)	7,178	2,643	2,154	2,189	(e)	771	(g)
Total	$110,063	$105,528	$7,072	$7,107		$776

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2013
Commercial Mortgage-Backed Securitizations (b)	$65,757	$65,757	$1,747	$1,747	(d)
Residential Mortgage-Backed Securitizations (b)	37,962	37,962	4,171	4,171	(d)	$5	(f)
Tax Credit Investments and Other (c) (h)	7,086	2,622	2,030	2,055	(e)	826	(g)
Total	$110,805	$106,341	$7,948	$7,973		$831

The PNC Financial Services Group, Inc. – Form 10-Q    79

(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable). Our total exposure related to our involvement in loan sale and servicing activities is disclosed in Table 52. Additionally, we also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 7 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information.
(c)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships and certain LLCs engaged in solar power generation to which PNC provides lease financing. The aggregate assets and aggregate liabilities of LLCs engaged in solar power generation may not be reflective of the size of these VIEs due to differences in classification of leases by these entities.
(d)	Included in Trading securities, Investment securities, Other intangible assets and Other assets on our Consolidated Balance Sheet.
(e)	Included in Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(f)	Included in Other liabilities on our Consolidated Balance Sheet.
(g)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(h)	PNC Risk of Loss and Carrying Value of Assets have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

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

During the first quarter of 2012, the last series issued by the SPE, Series 2007-1, matured. At September 30, 2014, the SPE continued to exist and we consolidated the entity as we continued to be the primary beneficiary of the SPE through our holding of seller’s interest and our role as the primary servicer.

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

Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide the limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of benefits for these investments are the tax credits and passive losses which reduce our tax liability. We have consolidated investments in which we have the power to direct the activities that most significantly impact the entity’s performance, and have an obligation to absorb expected losses or receive benefits that could be potentially significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and the third-party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in these investments have any recourse to our general credit. The consolidated assets and liabilities of these investments are provided in Table 54 and are reflected in the “Other” business segment.

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

80    The PNC Financial Services Group, Inc. – Form 10-Q

For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of September 30, 2014, we had a liability of $491 million related to investments in low income housing tax credits which is reflected in Other liabilities on our Consolidated Balance Sheet.

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

NOTE 3 LOANS AND COMMITMENTS TO EXTEND CREDIT

A summary of the major categories of loans outstanding follows:

Table 56: Loans Summary

In millions	September 30 2014	December 31 2013
Commercial lending
Commercial	$93,500	$88,378
Commercial real estate	22,942	21,191
Equipment lease financing	7,621	7,576
Total commercial lending	124,063	117,145
Consumer lending
Home equity	35,055	36,447
Residential real estate	14,351	15,065
Credit card	4,449	4,425
Other consumer	22,954	22,531
Total consumer lending	76,809	78,468
Total loans (a) (b)	$200,872	$195,613
(a)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.8 billion and $2.1 billion at September 30, 2014 and December 31, 2013, respectively.
(b)	Future accretable yield related to purchased impaired loans is not included in the loans summary.

At September 30, 2014, we pledged $24.3 billion of commercial loans to the Federal Reserve Bank (FRB) and $49.0 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2013 were $23.4 billion and $40.4 billion, respectively.

Table 57: Net Unfunded Loan Commitments

In millions	September 30 2014	December 31 2013
Total commercial lending	$96,815	$90,104
Home equity lines of credit	18,029	18,754
Credit card	17,659	16,746
Other	4,292	4,266
Total (a)	$136,795	$129,870
(a)	Excludes standby letters of credit. See Note 17 Commitments and Guarantees for additional information on standby letters of credit.

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

The PNC Financial Services Group, Inc. – Form 10-Q    81

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

The trends in nonperforming assets represent another key indicator of the potential for future credit losses. Nonperforming assets include nonperforming loans, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost that credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans as these loans are accounted for at fair value. However, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. Purchased impaired loans are excluded from nonperforming loans as we are currently accreting interest income over the expected life of the loans. See Note 5 Purchased Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The following tables display the delinquency status of our loans and our nonperforming assets at September 30, 2014 and December 31, 2013, respectively.

Table 58: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired	Total Loans
September 30, 2014
Commercial	$92,994	$46	$19	$39	$104	$320		$82	$93,500
Commercial real estate	22,170	47	6	1	54	395		323	22,942
Equipment lease financing	7,613	4	1		5	3			7,621
Home equity	31,808	67	25		92	1,090		2,065	35,055
Residential real estate (d)	9,614	163	65	809	1,037	743	$260	2,697	14,351
Credit card	4,372	27	18	29	74	3			4,449
Other consumer (e)	22,256	220	120	300	640	58			22,954
Total	$190,827	$574	$254	$1,178	$2,006	$2,612	$260	$5,167	$200,872
Percentage of total loans	94.99%	.29%	.13%	.59%	1.01%	1.30%	.13%	2.57%	100.00%
December 31, 2013
Commercial	$87,621	$81	$20	$42	$143	$457		$157	$88,378
Commercial real estate	20,090	54	11	2	67	518		516	21,191
Equipment lease financing	7,538	31	2		33	5			7,576
Home equity	32,877	86	34		120	1,139		2,311	36,447
Residential real estate (d)	9,311	217	87	1,060	1,364	904	$365	3,121	15,065
Credit card	4,339	29	19	34	82	4			4,425
Other consumer (e)	21,788	216	112	353	681	61		1	22,531
Total	$183,564	$714	$285	$1,491	$2,490	$3,088	$365	$6,106	$195,613
Percentage of total loans	93.83%	.37%	.15%	.76%	1.28%	1.58%	.19%	3.12%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Past due loan amounts at September 30, 2014 include government insured or guaranteed Residential real estate mortgages totaling $76 million for 30 to 59 days past due, $41 million for 60 to 89 days past due and $785 million for 90 days or more past due. Past due loan amounts at December 31, 2013 include government insured or guaranteed Residential real estate mortgages totaling $105 million for 30 to 59 days past due, $57 million for 60 to 89 days past due and $1,025 million for 90 days or more past due.
(e)	Past due loan amounts at September 30, 2014 include government insured or guaranteed Other consumer loans totaling $164 million for 30 to 59 days past due, $100 million for 60 to 89 days past due and $287 million for 90 days or more past due. Past due loan amounts at December 31, 2013 include government insured or guaranteed Other consumer loans totaling $154 million for 30 to 59 days past due, $94 million for 60 to 89 days past due and $339 million for 90 days or more past due.

82    The PNC Financial Services Group, Inc. – Form 10-Q

Table 59: Nonperforming Assets

Dollars in millions	September 30 2014	December 31 2013
Nonperforming loans
Commercial lending
Commercial	$320	$457
Commercial real estate	395	518
Equipment lease financing	3	5
Total commercial lending	718	980
Consumer lending (a)
Home equity	1,090	1,139
Residential real estate	743	904
Credit card	3	4
Other consumer	58	61
Total consumer lending	1,894	2,108
Total nonperforming loans (b)	2,612	3,088
OREO and foreclosed assets
Other real estate owned (OREO) (c)	353	360
Foreclosed and other assets	10	9
Total OREO and foreclosed assets	363	369
Total nonperforming assets	$2,975	$3,457
Nonperforming loans to total loans	1.30%	1.58%
Nonperforming assets to total loans, OREO and foreclosed assets	1.48	1.76
Nonperforming assets to total assets	.89	1.08
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	OREO excludes $214 million and $245 million at September 30, 2014 and December 31, 2013, respectively, related to commercial and residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) or guaranteed by the Department of Housing and Urban Development (HUD).

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 4 for additional information. For the nine months ended September 30, 2014, $.9 billion of Consumer loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the nine months ended September 30, 2013 was $2.4 billion.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.3 billion at September 30, 2014 and $1.5 billion at December 31, 2013. TDRs that are performing, including all credit card TDR loans, totaled $1.3 billion and

$1.2 billion at September 30, 2014 and December 31, 2013, respectively, and are excluded from nonperforming loans. Generally, these loans have demonstrated a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status. At September 30, 2014 and December 31, 2013, remaining commitments to lend additional funds to debtors in a commercial or consumer TDR were immaterial.

Additional Asset Quality Indicators

We have two overall portfolio segments – Commercial Lending and Consumer Lending. Each of these two segments is comprised of multiple loan classes. Classes are characterized by similarities in initial measurement, risk attributes and the manner in which we monitor and assess credit risk. The Commercial Lending segment is comprised of the commercial, commercial real estate, equipment lease financing, and commercial purchased impaired loan classes. The Consumer Lending segment is comprised of the home equity, residential real estate, credit card, other consumer, and consumer purchased impaired loan classes. Asset quality indicators for each of these loan classes are discussed in more detail below.

Commercial Lending Asset Classes

Commercial Loan Class

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process on an ongoing basis. These ratings are reviewed and updated on a risk-adjusted basis, generally at least once per year. Additionally, no less frequently than on an annual basis, we review PD rates related to each rating grade based upon internal historical data. These rates are updated as needed and augmented by market data as deemed necessary. For small balance homogenous pools of commercial loans, mortgages and leases, we apply statistical modeling to assist in determining the probability of default within these pools. Further, on a periodic basis, we update our LGD estimates associated with each rating grade based upon historical data. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. In general, loans with better PD and LGD tend to have a lower likelihood of loss compared to loans with worse PD and LGD. The loss amount also considers exposure at date of default, which we also periodically update based upon historical data.

The PNC Financial Services Group, Inc. – Form 10-Q    83

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

Commercial Purchased Impaired Loan Class

Estimates of the expected cash flows primarily determine the valuation of commercial purchased impaired loans. Commercial cash flow estimates are influenced by a number of credit related items, which include but are not limited to: estimated collateral value, receipt of additional collateral, secondary trading prices, circumstances of possible and/or ongoing liquidation, capital availability, business operations and payment patterns.

We attempt to proactively manage these factors by using various procedures that are customized to the risk of a given loan. These procedures include a review by our Special Asset Committee (SAC), ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.

See Note 5 Purchased Loans for additional information.

Table 60: Commercial Lending Asset Quality Indicators (a) (b)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
September 30, 2014
Commercial	$88,809	$2,133	$2,421	$55	$93,418
Commercial real estate	21,626	183	770	40	22,619
Equipment lease financing	7,436	70	113	2	7,621
Purchased impaired loans		4	363	38	405
Total commercial lending	$117,871	$2,390	$3,667	$135	$124,063
December 31, 2013
Commercial	$83,903	$1,894	$2,352	$72	$88,221
Commercial real estate	19,175	301	1,113	86	20,675
Equipment lease financing	7,403	77	93	3	7,576
Purchased impaired loans	10	31	469	163	673
Total commercial lending	$110,491	$2,303	$4,027	$324	$117,145
(a)	Based upon PDs and LGDs. We apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in the above table.
(b)	Loans are included above based on the Regulatory Classification definitions of “Pass”, “Special Mention”, “Substandard” and “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.

84    The PNC Financial Services Group, Inc. – Form 10-Q

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

See Note 5 Purchased Loans for additional information.

Table 61: Home Equity and Residential Real Estate Balances

In millions	September 30 2014	December 31 2013
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$43,382	$44,376
Home equity and residential real estate loans – purchased impaired loans (b)	4,795	5,548
Government insured or guaranteed residential real estate mortgages (a)	1,262	1,704
Purchase accounting adjustments – purchased impaired loans	(33)	(116)
Total home equity and residential real estate loans (a)	$49,406	$51,512
(a)	Represents recorded investment.
(b)	Represents outstanding balance.

The PNC Financial Services Group, Inc. – Form 10-Q    85

Table 62: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
September 30, 2014 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$373	$1,564	$420	$2,357
Less than or equal to 660 (d) (e)	61	309	111	481
Missing FICO	2	10	8	20

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	894	2,369	837	4,100
Less than or equal to 660 (d) (e)	123	411	181	715
Missing FICO	3	5	14	22

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	946	1,790	821	3,557
Less than or equal to 660	109	273	116	498
Missing FICO	1	3	8	12

Less than 90% and updated FICO scores:
Greater than 660	13,704	7,738	7,175	28,617
Less than or equal to 660	1,298	964	585	2,847
Missing FICO	26	14	115	155

Missing LTV and updated FICO scores:
Greater than 660			1	1
Total home equity and residential real estate loans	$17,540	$15,450	$10,392	$43,382

	Home Equity		Residential Real Estate
December 31, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$438	$1,914	$563	$2,915
Less than or equal to 660 (d) (e)	74	399	185	658
Missing FICO	1	11	20	32

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	987	2,794	1,005	4,786
Less than or equal to 660 (d) (e)	150	501	210	861
Missing FICO	2	5	32	39

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	1,047	1,916	844	3,807
Less than or equal to 660	134	298	131	563
Missing FICO	2	3	22	27

Less than 90% and updated FICO scores:
Greater than 660	13,445	7,615	6,309	27,369
Less than or equal to 660	1,349	1,009	662	3,020
Missing FICO	25	17	256	298

Missing LTV and updated FICO scores:
Greater than 660			1	1
Total home equity and residential real estate loans	$17,654	$16,482	$10,240	$44,376
(a)	Excludes purchased impaired loans of approximately $4.8 billion and $5.4 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $1.3 billion and $1.7 billion, and loans held for sale at September 30, 2014 and December 31, 2013, respectively. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
(c)

Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs),

86    The PNC Financial Services Group, Inc. – Form 10-Q

broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states had the highest percentage of higher risk loans at September 30, 2014: New Jersey 14%, Pennsylvania 12%, Illinois 12%, Ohio 11%, Florida 9%, Maryland 5%, Michigan 5% and California 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 28% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2013: New Jersey 13%, Illinois 12%, Pennsylvania 12%, Ohio 11%, Florida 9%, Maryland 5%, Michigan 5%, and California 4%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 29% of the higher risk loans.

Table 63: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
September 30, 2014 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$9	$309	$311	$629
Less than or equal to 660	8	150	176	334
Missing FICO		8	6	14

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	16	472	306	794
Less than or equal to 660	15	211	227	453
Missing FICO		12	7	19

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	14	206	185	405
Less than or equal to 660	9	94	130	233
Missing FICO		6	5	11

Less than 90% and updated FICO scores:
Greater than 660	102	291	616	1,009
Less than or equal to 660	111	182	531	824
Missing FICO	1	11	20	32

Missing LTV and updated FICO scores:
Greater than 660	2		14	16
Less than or equal to 660	4		15	19
Missing FICO	1		2	3
Total home equity and residential real estate loans	$292	$1,952	$2,551	$4,795

The PNC Financial Services Group, Inc. – Form 10-Q    87

	Home Equity (b) (c)		Residential Real Estate (b) (c)
December 31, 2013 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$13	$435	$361	$809
Less than or equal to 660	15	215	296	526
Missing FICO		12	24	36

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	21	516	373	910
Less than or equal to 660	15	239	281	535
Missing FICO		14	14	28

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	15	202	197	414
Less than or equal to 660	12	101	163	276
Missing FICO		7	6	13

Less than 90% and updated FICO scores:
Greater than 660	93	261	646	1,000
Less than or equal to 660	126	198	590	914
Missing FICO	1	11	47	59

Missing LTV and updated FICO scores:
Greater than 660	1		11	12
Less than or equal to 660			13	13
Missing FICO			3	3
Total home equity and residential real estate loans	$312	$2,211	$3,025	$5,548
(a)	Amounts shown represent outstanding balance. See Note 5 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states had the highest percentage of purchased impaired loans at September 30, 2014: California 17%, Florida 15%, Illinois 11%, Ohio 8%, North Carolina 7%, and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 37% of the purchased impaired portfolio. The following states had the highest percentage of purchased impaired loans at December 31, 2013: California 17%, Florida 16%, Illinois 11%, Ohio 8%, North Carolina 8% and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 35% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

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

88    The PNC Financial Services Group, Inc. – Form 10-Q

Table 64: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
September 30, 2014
FICO score greater than 719	$2,585	58%	$9,182	64%
650 to 719	1,262	29	3,462	24
620 to 649	197	4	520	4
Less than 620	228	5	603	4
No FICO score available or required (c)	177	4	522	4
Total loans using FICO credit metric	4,449	100%	14,289	100%
Consumer loans using other internal credit metrics (b)			8,665
Total loan balance	$4,449		$22,954
Weighted-average updated FICO score (d)		731		744
December 31, 2013 (e)
FICO score greater than 719	$2,546	58%	$8,596	63%
650 to 719	1,253	28	3,511	26
620 to 649	203	4	527	4
Less than 620	258	6	628	4
No FICO score available or required (c)	165	4	474	3
Total loans using FICO credit metric	4,425	100%	13,736	100%
Consumer loans using other internal credit metrics (b)			8,795
Total loan balance	$4,425		$22,531
Weighted-average updated FICO score (d)		730		741
(a)	At September 30, 2014, we had $30 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the September 30, 2014 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 17%, Michigan 9%, New Jersey 8%, Illinois 7%, Indiana 7%, Florida 5%, Kentucky 4% and North Carolina 4%. All other states had less than 4% individually and make up the remainder of the balance. At December 31, 2013, we had $35 million of credit card loans that are higher risk. The majority of the December 31, 2013 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 17%, Michigan 11%, Illinois 7%, New Jersey 7%, Indiana 6%, Florida 6% and Kentucky 4%. All other states had less than 4% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.
(e)	In the second quarter of 2014, we corrected our credit card FICO score determination process by further refining the data which impacted FICO scores greater than 719, 650 to 719, 620 to 649, less than 620 and no FICO score available. This resulted in a reclass in the prior period of $242 million from “No FICO score available or required” to the other line items. The majority of the reclass went to the “FICO score greater than 719” category.

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

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $.4 billion and $.5 billion at September 30, 2014 and December 31, 2013, respectively, for the total TDR portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    89

Table 65: Summary of Troubled Debt Restructurings

In millions	Sept. 30 2014	December 31 2013
Total consumer lending	$2,064	$2,161
Total commercial lending	552	578
Total TDRs	$2,616	$2,739
Nonperforming	$1,303	$1,511
Accruing (a)	1,174	1,062
Credit card	139	166
Total TDRs	$2,616	$2,739
(a)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC are not returned to accrual status.

Table 66 quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during the first nine months of 2014 and 2013. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category would result in reductions to future interest income. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

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

Table 66: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended September 30, 2014 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	35	$39	$2	$8	$14	$24
Commercial real estate	19	63	2	1	54	57
Total commercial lending (d)	54	102	4	9	68	81
Consumer lending
Home equity	942	66		12	52	64
Residential real estate	159	18		8	8	16
Credit card	1,860	15		15		15
Other consumer	307	5			4	4
Total consumer lending	3,268	104		35	64	99
Total TDRs	3,322	$206	$4	$44	$132	$180

During the three months ended September 30, 2013 Dollars in millions
Commercial lending
Commercial	51	$60	$6	$2	$46	$54
Commercial real estate	24	43	4	1	24	29
Total commercial lending (d)	75	103	10	3	70	83
Consumer lending
Home equity	963	59		26	30	56
Residential real estate	186	26		11	16	27
Credit card	2,235	17		17		17
Other consumer	253	4			3	3
Total consumer lending	3,637	106		54	49	103
Total TDRs	3,712	$209	$10	$57	$119	$186

90    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end immediately preceding TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end and immediately following the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(d)	During the three months ended September 30, 2014 and 2013, there were no loans classified as TDRs in the Equipment lease financing loan class.

Table 66: Financial Impact and TDRs by Concession Type (Continued) (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the nine months ended September 30, 2014 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	98	$128	$5	$12	$92	$109
Commercial real estate	65	144	21	5	97	123
Total commercial lending (d)	163	272	26	17	189	232
Consumer lending
Home equity	2,334	158		41	108	149
Residential real estate	439	58		21	35	56
Credit card	5,226	43		41		41
Other consumer	794	13			10	10
Total consumer lending	8,793	272		103	153	256
Total TDRs	8,956	$544	$26	$120	$342	$488

During the nine months ended September 30, 2013 Dollars in millions
Commercial lending
Commercial	130	$163	$9	$18	$99	$126
Commercial real estate	94	235	16	43	125	184
Equipment lease financing	1	3
Total commercial lending	225	401	25	61	224	310
Consumer lending
Home equity	3,086	219		108	91	199
Residential real estate	773	105		30	74	104
Credit card	6,660	50		1	18	19
Other consumer	1,171	19		1	16	17
Total consumer lending	11,690	393		140	199	339
Total TDRs	11,915	$794	$25	$201	$423	$649
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end immediately preceding TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end and immediately following the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(d)	During the nine months ended September 30, 2014, there were no loans classified as TDRs in the Equipment lease financing loan class.

TDRs may result in charge-offs and interest income not being recognized. The amount of principal balance charged off at or around the time of modification for the nine months ended September 30, 2014 was not material. A financial effect of rate reduction TDRs is that interest income is not recognized for the difference between the original contractual interest rate terms and the restructured terms. Interest income not recognized that otherwise would have been earned in the nine months ended September 30, 2014 and 2013, related to all commercial TDRs and consumer TDRs, was not material.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In Table 67, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following tables present the recorded investment of loans that were classified as TDRs or were subsequently modified during each 12-month period prior to the respective reporting periods and subsequently defaulted during the three months preceding July 1, 2014 and 2013, and nine months preceding January 1, 2014 and 2013, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    91

Table 67: TDRs that were Modified in the Past Twelve Months which have Subsequently Defaulted

During the three months ended September 30, 2014 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	1	$1
Commercial real estate	13	14
Total commercial lending (a)	14	15
Consumer lending
Home equity	99	4
Residential real estate	52	6
Credit card	1,665	14
Other consumer	31
Total consumer lending	1,847	24
Total TDRs	1,861	$39

During the three months ended September 30, 2013 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	20	$12
Commercial real estate	10	8
Total commercial lending (a)	30	20
Consumer lending (b)
Home equity	155	9
Residential real estate	58	10
Credit card	1,099	9
Other consumer	79	1
Total consumer lending	1,391	29
Total TDRs	1,421	$49
(a)	During the three months ended September 30, 2014 and 2013, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.
(b)	In the second quarter of 2014, we corrected our Consumer lending subsequent default (excluding credit card) determination process by further refining the data. For the three months ended September 30, 2013, this correction removed 506 contracts for approximately $42 million from Total consumer lending (excluding credit card).

Table 67: TDRs that were Modified in the Past Twelve Months which have Subsequently Defaulted (Continued)

During the nine months ended September 30, 2014 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	34	$23
Commercial real estate	34	45
Total commercial lending (a)	68	68
Consumer lending (b)
Home equity	315	17
Residential real estate	128	20
Credit card	2,393	19
Other consumer	110	1
Total consumer lending	2,946	57
Total TDRs	3,014	$125

During the nine months ended September 30, 2013 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	46	$30
Commercial real estate	28	40
Total commercial lending (a)	74	70
Consumer lending (b)
Home equity	455	30
Residential real estate	189	26
Credit card	3,275	24
Other consumer	171	3
Total consumer lending	4,090	83
Total TDRs	4,164	$153
(a)	During the nine months ended September 30, 2014 and 2013, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.
(b)	In the second quarter of 2014, we corrected our Consumer lending subsequent default (excluding credit card) determination process by further refining the data. For the nine months ended September 30, 2013, this correction removed 989 contracts for approximately $91 million from Total consumer lending (excluding credit card).

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

92    The PNC Financial Services Group, Inc. – Form 10-Q

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. See Note 5 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $3 million and $5 million at September 30, 2014 and December 31, 2013, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the nine months ended September 30, 2014 and September 30, 2013. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans and loans to consumers discharged from bankruptcy and not formally reaffirmed do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 68: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)		Average Recorded Investment (a)
September 30, 2014
Impaired loans with an associated allowance
Commercial	$424	$305		$64	$371
Commercial real estate	366	242		60	289
Home equity	1,016	989		287	987
Residential real estate	506	400		63	422
Credit card	139	139		30	152
Other consumer	65	48		2	52
Total impaired loans with an associated allowance	$2,516	$2,123		$506	$2,273
Impaired loans without an associated allowance
Commercial	$171	$132	$		$145
Commercial real estate	376	275			298
Home equity	389	137			131
Residential real estate	380	351			377
Total impaired loans without an associated allowance	$1,316	$895	$		$951
Total impaired loans	$3,832	$3,018		$506	$3,224
December 31, 2013
Impaired loans with an associated allowance
Commercial	$549	$400		$90	$442
Commercial real estate	517	349		89	478
Home equity	999	992		334	900
Residential real estate	573	436		74	645
Credit card	166	166		36	189
Other consumer	71	57		2	68
Total impaired loans with an associated allowance	$2,875	$2,400		$625	$2,722
Impaired loans without an associated allowance
Commercial	$309	$163	$		$161
Commercial real estate	421	315			354
Home equity	366	124			166
Residential real estate	415	386			267
Total impaired loans without an associated allowance	$1,511	$988	$		$948
Total impaired loans	$4,386	$3,388		$625	$3,670
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance. Average recorded investment is for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.
(b)	Associated allowance amounts include $.4 billion and $.5 billion for TDRs at September 30, 2014 and December 31, 2013, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    93

NOTE 5 PURCHASED LOANS

Purchased Impaired Loans

Purchased impaired loan accounting addresses differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans if those differences are attributable, at least in part, to credit quality. Several factors were considered when evaluating whether a loan was considered a purchased impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated LTV. GAAP allows purchasers to aggregate purchased impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Purchased impaired homogeneous consumer, residential real estate and smaller balance commercial loans with common risk characteristics are aggregated into pools where appropriate. For pooled loans, proceeds of individual loans are not applied individually to each loan within a pool, but to the pool’s recorded investment since it is accounted for as a single asset. Upon final disposition of a loan within a pool (e.g., payoff, short-sale, foreclosure, etc.), the loan’s carrying value is removed from the pool and any gains or losses associated with the transaction are retained in the pool’s recorded investment. For example, upon final disposition of a loan by short-sale, the proceeds of the short-sale may be less (or more) than the loan’s recorded investment. This shortfall or loss (excess or gain) is not accounted for as an individual loan sale in our income statement and is instead retained as part of the pool’s recorded investment consistent with our accounting for the pool as a single asset. Accordingly, a pool’s recorded investment includes the net accumulation of realized losses or gains attributable to these final dispositions. The recorded investment is evaluated for collectability based upon the net present value of the pools’ expected cash flows when establishing our allowance for loan losses. See Note 1 Accounting Policies and Note 6 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information. Commercial loans with a total commitment greater than a defined threshold are accounted for individually. The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent changes in the expected cash flows of individual or pooled purchased impaired loans will either impact the accretable yield or result in an impairment charge to provision for credit losses in the period in which the changes become probable. Decreases to the net present value of expected cash flows will generally result in an impairment charge recorded as a provision for credit losses, resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to nonaccretable difference.

The following table provides purchased impaired loans at September 30, 2014 and December 31, 2013:

Table 69: Purchased Impaired Loans – Balances

	September 30, 2014			December 31, 2013
In millions	Outstanding Balance (a)	Recorded Investment	Carrying Value	Outstanding Balance (a)	Recorded Investment	Carrying Value
Commercial lending
Commercial	$183	$82	$64	$282	$157	$131
Commercial real estate	390	323	245	655	516	409
Total commercial lending	573	405	309	937	673	540
Consumer lending
Consumer	2,244	2,065	1,794	2,523	2,312	1,971
Residential real estate	2,551	2,697	2,173	3,025	3,121	2,591
Total consumer lending	4,795	4,762	3,967	5,548	5,433	4,562
Total	$5,368	$5,167	$4,276	$6,485	$6,106	$5,102
(a)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting.

94    The PNC Financial Services Group, Inc. – Form 10-Q

During the first nine months of 2014, $86 million of provision recovery and $28 million (specifically for commercial loans greater than a defined threshold) of charge-offs were recorded on purchased impaired loans. The comparative amounts for the nine months ended September 30, 2013, were $59 million of provision and $95 million of charge-offs. At September 30, 2014, the allowance for loan and lease losses was $.9 billion on $4.7 billion of purchased impaired loans while the remaining $.5 billion of purchased impaired loans required no allowance as the net present value of expected cash flows equaled or exceeded the recorded investment. As of December 31, 2013, the allowance for loan and lease losses related to purchased impaired loans was $1.0 billion. If any allowance for loan losses is recognized on a purchased impaired pool, which is accounted for as a single asset, the entire balance of that pool would be disclosed as requiring an allowance. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Individual loan transactions where final dispositions have occurred (as noted above) result in removal of the loans for cash flow estimation purposes. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

Activity for the accretable yield during the first nine months of 2014 and 2013 follows:

Table 70: Purchased Impaired Loans – Accretable Yield

In millions	2014	2013
January 1	$2,055	$2,166
Accretion (including excess cash recoveries)	(449)	(539)
Net reclassifications to accretable from non-accretable (a)	237	577
Disposals	(24)	(20)
September 30	$1,819	$2,184
(a)	Approximately 68% and 60% of the net reclassifications for the nine months ended September 30, 2014 and 2013, respectively, were within the consumer portfolio primarily due to increases in the expected average life of residential and home equity loans. The remaining net reclassifications were predominantly due to future cash flow improvements within the commercial portfolio.

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

The PNC Financial Services Group, Inc. – Form 10-Q    95

Table 71: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
September 30, 2014
Allowance for Loan and Lease Losses
January 1	$1,547	$2,062	$3,609
Charge-offs	(286)	(500)	(786)
Recoveries	230	143	373
Net charge-offs	(56)	(357)	(413)
Provision for credit losses	89	132	221
Net change in allowance for unfunded loan commitments and letters of credit	(9)		(9)
Other	(2)		(2)
September 30	$1,569	$1,837	$3,406
TDRs individually evaluated for impairment	$26	$382	$408
Other loans individually evaluated for impairment	98		98
Loans collectively evaluated for impairment	1,349	660	2,009
Purchased impaired loans	96	795	891
September 30	$1,569	$1,837	$3,406
Loan Portfolio
TDRs individually evaluated for impairment (a)	$551	$2,064	$2,615
Other loans individually evaluated for impairment	402		402
Loans collectively evaluated for impairment (b)	122,705	68,966	191,671
Fair value option loans (c)		1,017	1,017
Purchased impaired loans	405	4,762	5,167
September 30	$124,063	$76,809	$200,872
Portfolio segment ALLL as a percentage of total ALLL	46%	54%	100%
Ratio of the allowance for loan and lease losses to total loans	1.26%	2.39%	1.70%
September 30, 2013
Allowance for Loan and Lease Losses
January 1	$1,774	$2,262	$4,036
Charge-offs (d)	(493)	(772)	(1,265)
Recoveries	266	111	377
Net charge-offs	(227)	(661)	(888)
Provision for credit losses	53	477	530
Net change in allowance for unfunded loan commitments and letters of credit	(4)	19	15
Other	(2)		(2)
September 30	$1,594	$2,097	$3,691
TDRs individually evaluated for impairment	$31	$479	$510
Other loans individually evaluated for impairment	176		176
Loans collectively evaluated for impairment	1,233	711	1,944
Purchased impaired loans	154	907	1,061
September 30	$1,594	$2,097	$3,691
Loan Portfolio
TDRs individually evaluated for impairment (a)	$581	$2,221	$2,802
Other loans individually evaluated for impairment	786		786
Loans collectively evaluated for impairment (b)	112,286	69,475	181,761
Fair value option loans (c)		1,109	1,109
Purchased impaired loans	782	5,616	6,398
September 30	$114,435	$78,421	$192,856
Portfolio segment ALLL as a percentage of total ALLL	43%	57%	100%
Ratio of the allowance for loan and lease losses to total loans	1.39%	2.67%	1.91%

96    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	TDRs individually evaluated for impairment exclude TDRs that were subsequently accounted for as held for sale loans, but continue to be disclosed as TDRs.
(b)	Includes $221 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell at September, 30, 2014. Accordingly, there is no allowance recorded for these loans. The comparative amount as of September 30, 2013 was $274 million.
(c)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value, accordingly there is no allowance recorded on these loans.
(d)	Pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, additional charge-offs of $134 million were taken.

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date as discussed in Note 1 Accounting Policies, the results of which are presented below.

Table 72: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2014	2013
January 1	$242	$250
Net change in allowance for unfunded loan commitments and letters of credit	9	(15)
September 30	$251	$235

The PNC Financial Services Group, Inc. – Form 10-Q    97

NOTE 7 INVESTMENT SECURITIES

Table 73: Investment Securities Summary

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
September 30, 2014
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$5,176	$167		$5,343
Residential mortgage-backed
Agency	17,844	391	$(75)	18,160
Non-agency	4,904	336	(102)	5,138
Commercial mortgage-backed
Agency	1,787	22	(17)	1,792
Non-agency	3,703	95	(10)	3,788
Asset-backed	5,064	87	(28)	5,123
State and municipal	1,978	80	(8)	2,050
Other debt	1,792	44	(7)	1,829
Total debt securities	42,248	1,222	(247)	43,223
Corporate stocks and other	391	7	(1)	397
Total securities available for sale	$42,639	$1,229	$(248)	$43,620
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$246	$30		$276
Residential mortgage-backed
Agency	5,427	122	$(21)	5,528
Non-agency	276	9		285
Commercial mortgage-backed
Agency	1,252	50		1,302
Non-agency	1,068	14	(1)	1,081
Asset-backed	772	2	(7)	767
State and municipal	2,053	89		2,142
Other debt	325	5		330
Total securities held to maturity	$11,419	$321	$(29)	$11,711
December 31, 2013
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$3,990	$135	$(7)	$4,118
Residential mortgage-backed
Agency (b)	21,556	367	(209)	21,714
Non-agency	5,457	308	(160)	5,605
Commercial mortgage-backed
Agency (b)	1,745	32	(14)	1,763
Non-agency	3,937	123	(18)	4,042
Asset-backed	5,754	66	(48)	5,772
State and municipal	2,609	52	(44)	2,617
Other debt	2,506	55	(18)	2,543
Total debt securities	47,554	1,138	(518)	48,174
Corporate stocks and other	434		(1)	433
Total securities available for sale	$47,988	$1,138	$(519)	$48,607
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$239	$8	$(4)	$243
Residential mortgage-backed
Agency	5,814	71	(64)	5,821
Non-agency	293		(4)	289
Commercial mortgage-backed
Agency	1,251	49		1,300
Non-agency	1,687	20	(5)	1,702
Asset-backed	1,009	2	(10)	1,001
State and municipal	1,055	10	(4)	1,061
Other debt	339	9		348
Total securities held to maturity	$11,687	$169	$(91)	$11,765

98    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of transfer. The amortized cost of held to maturity securities included net unrealized gains of $134 million and $111 million at September 30, 2014 and December 31, 2013, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.
(b)	These line items were corrected for the prior period due to a misclassification of Government National Mortgage Association (GNMA) securities collateralized by project loans. $1.1 billion was previously reported as residential mortgage-backed agency securities and was reclassified to commercial mortgage-backed agency securities.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At September 30, 2014, Accumulated other comprehensive income included pretax gains of $62 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

During the second quarter of 2014, we transferred securities with a fair value of $1.4 billion from available for sale to held to maturity. The securities transferred included $1.0 billion of state and municipal securities, $.2 billion of agency residential and commercial mortgage-backed securities, and $.2 billion of non-agency commercial mortgage-backed securities. The non-agency commercial mortgage-backed and state and municipal securities were all rated either AAA or AA. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on Accumulated other comprehensive income and certain capital measures, after taking into consideration market conditions. The securities were reclassified at fair value at the time of transfer and the transfer represented a non-cash transaction. Accumulated other comprehensive income included net pretax unrealized gains of $44 million at transfer, which are being accreted over the remaining life of the related securities as an adjustment of yield in a manner consistent with the amortization of the net premium on the same transferred securities, resulting in no impact on net income.

Table 74 presents gross unrealized losses on securities available for sale at September 30, 2014 and December 31, 2013. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in Accumulated other comprehensive income (loss).

The PNC Financial Services Group, Inc. – Form 10-Q    99

Table 74: Gross Unrealized Loss and Fair Value of Securities Available for Sale

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2014
Debt securities
U.S. Treasury and government agencies	(a)	$371			(a)	$371
Residential mortgage-backed
Agency	$(7)	977	$(68)	$2,283	$(75)	3,260
Non-agency	(2)	255	(100)	1,552	(102)	1,807
Commercial mortgage-backed
Agency	(4)	605	(13)	333	(17)	938
Non-agency	(5)	651	(5)	211	(10)	862
Asset-backed	(3)	814	(25)	1,002	(28)	1,816
State and municipal	(a)	75	(8)	290	(8)	365
Other debt	(3)	476	(4)	215	(7)	691
Total debt securities	(24)	4,224	(223)	5,886	(247)	10,110
Corporate stocks and other			(1)	15	(1)	15
Total	$(24)	$4,224	$(224)	$5,901	$(248)	$10,125
December 31, 2013
Debt securities
U.S. Treasury and government agencies	$(7)	$1,066			$(7)	$1,066
Residential mortgage-backed
Agency (b)	(198)	7,519	$(11)	$287	(209)	7,806
Non-agency	(18)	855	(142)	1,719	(160)	2,574
Commercial mortgage-backed
Agency (b)	(13)	454	(1)	6	(14)	460
Non-agency	(18)	1,315	(a)	14	(18)	1,329
Asset-backed	(11)	1,752	(37)	202	(48)	1,954
State and municipal	(23)	897	(21)	286	(44)	1,183
Other debt	(17)	844	(1)	12	(18)	856
Total debt securities	(305)	14,702	(213)	2,526	(518)	17,228
Corporate stocks and other	(1)	15			(1)	15
Total	$(306)	$14,717	$(213)	$2,526	$(519)	$17,243
(a)	The unrealized loss on these securities was less than $.5 million.
(b)	These line items were corrected for the prior period due to a misclassification of Government National Mortgage Association (GNMA) securities collateralized by project loans. $1.1 billion was previously reported as residential mortgage-backed agency securities and was reclassified to commercial mortgage-backed agency securities.

The gross unrealized loss on debt securities held to maturity was $41 million at September 30, 2014 and $98 million at December 31, 2013. The majority of the gross unrealized loss at September 30, 2014 related to agency residential mortgage-backed securities. The fair value of debt securities held to maturity that were in a continuous loss position for less than 12 months was $.1 billion and $3.6 billion at September 30, 2014 and December 31, 2013, respectively, and positions that were in a continuous loss position for 12 months or more were $2.0 billion and $48 million at September 30, 2014 and December 31, 2013, respectively. For securities transferred to held to maturity from available for sale, the unrealized loss for purposes of this analysis is determined by comparing the security’s original amortized cost to its current estimated fair value.

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding Table 74, as of September 30, 2014 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

At least quarterly, we conduct a comprehensive security-level assessment on all securities. For those securities in an unrealized loss position we determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. An OTTI loss must be recognized for a debt security in an

100    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 75: Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities

September 30, 2014	Range	Weighted- average (a)
Long-term prepayment rate (annual CPR)
Prime	7 – 20%	13%
Alt-A	5 – 12	6
Option ARM	3 – 6	3
Remaining collateral expected to default
Prime	1 – 34%	13%
Alt-A	6 – 53	27
Option ARM	11 – 56	37
Loss severity
Prime	20 – 95%	41%
Alt-A	30 – 82	59
Option ARM	45 – 71	61
(a)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in Accumulated other comprehensive income (loss).

Table 76: Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

Three months ended September 30, In millions	2014	2013
Balance at beginning of period	$(1,158)	$(1,164)
Additional loss where credit impairment was previously recognized	(1)	(2)
Reduction due to credit impaired securities sold or matured		7
Balance at end of period	$(1,159)	$(1,159)

Nine months ended September 30, In millions	2014	2013
Balance at beginning of period	$(1,160)	$(1,201)
Additional loss where credit impairment was previously recognized	(4)	(16)
Reduction due to credit impaired securities sold or matured	5	58
Balance at end of period	$(1,159)	$(1,159)

The PNC Financial Services Group, Inc. – Form 10-Q    101

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 77: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
Nine months ended September 30
2014	$3,606	$29	$(25)	$4	$1
2013	7,141	142	(46)	96	33

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2014.

Table 78: Contractual Maturity of Debt Securities

September 30, 2014 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$2	$1,311	$3,387	$476	$5,176
Residential mortgage-backed
Agency		115	455	17,274	17,844
Non-agency		7	1	4,896	4,904
Commercial mortgage-backed
Agency	121	253	20	1,393	1,787
Non-agency				3,703	3,703
Asset-backed	12	906	1,889	2,257	5,064
State and municipal	4	116	331	1,527	1,978
Other debt	98	1,041	427	226	1,792
Total debt securities available for sale	$237	$3,749	$6,510	$31,752	$42,248
Fair value	$238	$3,843	$6,628	$32,514	$43,223
Weighted-average yield, GAAP basis	3.33%	2.60%	2.36%	3.00%	2.87%
Securities Held to Maturity
U.S. Treasury and government agencies				$246	$246
Residential mortgage-backed
Agency				5,427	5,427
Non-agency				276	276
Commercial mortgage-backed
Agency		$1,047	$146	59	1,252
Non-agency		6		1,062	1,068
Asset-backed		17	414	341	772
State and municipal	$20	21	739	1,273	2,053
Other debt			325		325
Total debt securities held to maturity	$20	$1,091	$1,624	$8,684	$11,419
Fair value	$20	$1,130	$1,679	$8,882	$11,711
Weighted-average yield, GAAP basis	4.42%	3.43%	3.24%	3.71%	3.62%

102    The PNC Financial Services Group, Inc. – Form 10-Q

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding corporate stocks and other) was 4.6 years at September 30, 2014 and 4.9 years at December 31, 2013. The weighted-average expected maturity of mortgage and other asset-backed debt securities were as follows as of September 30, 2014:

Table 79: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

September 30, 2014	Years
Agency residential mortgage-backed securities	4.3
Non-agency residential mortgage-backed securities	5.8
Agency commercial mortgage-backed securities	3.2
Non-agency commercial mortgage-backed securities	3.1
Asset-backed securities	3.6

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At September 30, 2014, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 80: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30 2014	December 31 2013
Pledged to others	$17,934	$18,772
Accepted from others:
Permitted by contract or custom to sell or repledge	1,567	1,571
Permitted amount repledged to others	1,358	1,343

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

The PNC Financial Services Group, Inc. – Form 10-Q    103

The following disclosures for financial instruments accounted for at fair value have been updated during the first nine months of 2014:

Financial Derivatives

In connection with the sales of portions of our Visa Class B common shares, we entered into additional swap agreements with the purchaser of the shares to account for future changes in the value of the Class B common shares to reflect adjustments to the conversion rate of Class B common shares into Visa Class A common shares. These adjustments result from resolution of the specified litigation or changes in the amount in the litigation escrow account funded by Visa (see Note 17 Commitments and Guarantees for additional information). These swaps also require payments calculated by reference to the market price of the Class A common shares and a fixed rate of interest. The swaps are classified as Level 3 instruments and the fair values of the liability positions totaled $146 million at September 30, 2014 and $90 million at December 31, 2013, respectively.

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

Commercial Mortgage Loans Held for Sale

We account for certain commercial mortgage loans classified as held for sale in whole loan transactions at fair value. In addition, as of September 1, 2014, we have elected to apply the fair value option to certain commercial mortgage loans held for sale to agencies. This election applies to all new commercial mortgage loans held for sale originated for sale to the agencies effective on or after September 1, 2014. The election of fair value option aligns the accounting for the commercial mortgages with the related commitments to sell the loans.

We determine the fair value of commercial mortgage loans held for sale based upon discounted cash flows. Fair value is determined using sale valuation assumptions that management believes a market participant would use in pricing the loans. Valuation assumptions may include observable inputs based on the benchmark interest rate swap curves, whole loan sales and agency sales transactions. The significant unobservable inputs are management’s assumption of the spread applied to the benchmark rate and the estimated servicing cash flows for loans sold to the agencies with servicing retained. The spread over the benchmark curve includes management’s assumptions of the impact of credit and liquidity risk. Significant increases (decreases) in the spread applied to the benchmark would result in a significantly lower (higher) asset value. The wide range of the spread over the benchmark curve is due to the varying risk and underlying property characteristics within our portfolio. Significant increases (decreases) in the estimated servicing cash flows would result in significantly higher (lower) asset value. Based on the significance of unobservable inputs, we classified this portfolio as Level 3.

104    The PNC Financial Services Group, Inc. – Form 10-Q

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Table 81: Fair Value Measurements – Recurring Basis Summary

	September 30, 2014				December 31, 2013
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$4,712	$631		$5,343	$3,460	$658		$4,118
Residential mortgage-backed
Agency (a)		18,160		18,160		21,714		21,714
Non-agency		227	$4,911	5,138		247	$5,358	5,605
Commercial mortgage-backed
Agency (a)		1,792		1,792		1,763		1,763
Non-agency		3,788		3,788		4,042		4,042
Asset-backed		4,531	592	5,123		5,131	641	5,772
State and municipal		1,704	346	2,050		2,284	333	2,617
Other debt		1,798	31	1,829		2,505	38	2,543
Total debt securities	4,712	32,631	5,880	43,223	3,460	38,344	6,370	48,174
Corporate stocks and other	382	15		397	417	16		433
Total securities available for sale	5,094	32,646	5,880	43,620	3,877	38,360	6,370	48,607
Financial derivatives (b) (c)
Interest rate contracts	2	4,097	27	4,126	25	4,540	34	4,599
Other contracts		223	2	225		192	2	194
Total financial derivatives	2	4,320	29	4,351	25	4,732	36	4,793
Residential mortgage loans held for sale (d)		1,183	4	1,187		1,307	8	1,315
Trading securities (e)
Debt (f)	1,333	1,263	34	2,630	2,159	862	32	3,053
Equity	20			20	20			20
Total trading securities	1,353	1,263	34	2,650	2,179	862	32	3,073
Trading loans (b)		35		35		6		6
Residential mortgage servicing rights (g)			978	978			1,087	1,087
Commercial mortgage servicing rights (g) (h)			532	532
Commercial mortgage loans held for sale (d)			867	867			586	586
Equity investments (b) (i)
Direct investments			1,235	1,235			1,069	1,069
Indirect investments (j)			553	553			595	595
Total equity investments			1,788	1,788			1,664	1,664
Customer resale agreements (k)		191		191		207		207
Loans (l) (m)		634	383	1,017		623	527	1,150
Other assets (b)
BlackRock Series C Preferred Stock (n)			345	345			332	332
Other	188	221	8	417	209	184	8	401
Total other assets	188	221	353	762	209	184	340	733
Total assets	$6,637	$40,493	$10,848	$57,978	$6,290	$46,281	$10,650	$63,221
Liabilities
Financial derivatives (c) (o)
Interest rate contracts	$2	$2,886	$5	$2,893	$6	$3,307	$13	$3,326
BlackRock LTIP			345	345			332	332
Other contracts		160	149	309		182	94	276
Total financial derivatives	2	3,046	499	3,547	6	3,489	439	3,934
Trading securities sold short (p)
Debt	1,352	14		1,366	1,341	1		1,342
Total trading securities sold short	1,352	14		1,366	1,341	1		1,342
Other borrowed funds (m)		94	180	274		110	199	309
Total liabilities	$1,354	$3,154	$679	$5,187	$1,347	$3,600	$638	$5,585

The PNC Financial Services Group, Inc. – Form 10-Q    105

(a)	These line items were corrected as of December 31, 2013 due to a misclassification of Government National Mortgage Association (GNMA) securities collateralized by project loans. $1.1 billion was previously reported as residential mortgage-backed agency securities and was reclassified to commercial mortgage-backed agency securities.
(b)	Included in Other assets on our Consolidated Balance Sheet.
(c)	Amounts at September 30, 2014 and December 31, 2013 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. The net asset amounts were $1.8 billion at September 30, 2014 and $1.7 billion at December 31, 2013, and the net liability amounts were $1.0 billion and $.9 billion, respectively.
(d)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain residential and commercial mortgage loans held for sale.
(e)	Fair value includes net unrealized gains of $35 million at September 30, 2014 compared with net unrealized gains of $11 million at December 31, 2013.
(f)	Approximately 29% of these securities are residential mortgage-backed securities and 51% are U.S. Treasury and government agencies securities at September 30, 2014. Comparable amounts at December 31, 2013 were 17% and 69%, respectively.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value. Accordingly, beginning with the first quarter of 2014, commercial MSRs are measured at fair value on a recurring basis.
(i)	Our adoption of ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, did not result in a change in classification or status of our accounting for investment companies.
(j)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments related to indirect equity investments was $117 million and related to direct equity investments was $28 million as of September 30, 2014, respectively. Comparable amounts at December 31, 2013 were $128 million and $36 million, respectively.
(k)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(l)	Included in Loans on our Consolidated Balance Sheet.
(m)	These line items were corrected as of December 31, 2013 to include transferred loans over which PNC regained effective control and the related liabilities that are recorded pursuant to ASC 860.
(n)	PNC has elected the fair value option for these shares.
(o)	Included in Other liabilities on our Consolidated Balance Sheet.
(p)	Included in Other borrowed funds on our Consolidated Balance Sheet.

106    The PNC Financial Services Group, Inc. – Form 10-Q

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months and nine months ended September 30, 2014 and 2013 follow:

Table 82: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended September 30, 2014

	Fair Value June 30, 2014	Total realized / unrealized gains or losses for the period (a)			Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2014	Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2014 (c)
Level 3 Instruments Only In millions		Included in Earnings		Included in Other comprehensive income
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,107	$31		$(5)				$(222)			$4,911	$(1)
Asset-backed	619	3		9				(39)			592
State and municipal	345			1							346
Other debt	31										31
Total securities available for sale	6,102	34		5				(261)			5,880	(1)
Financial derivatives	41	46			$1			(59)			29	30
Residential mortgage loans held for sale	4				3				$5	$(8)	4
Trading securities – Debt	33	1									34
Residential mortgage servicing rights	967	(4)			28		$23	(36)			978	(3)
Commercial mortgage servicing rights	515	5			16		19	(23)			532	5
Commercial mortgage loans held for sale	521	6					349	(9)			867	6
Equity investments
Direct investments	1,219	48			93	$(125)					1,235	38
Indirect investments	574	28			7	(56)					553	27
Total equity investments	1,793	76			100	(181)					1,788	65
Loans	373	22			29	(4)		(22)	7	(22)	383	20
Other assets
BlackRock Series C
Preferred Stock	335	10									345	10
Other	8										8
Total other assets	343	10									353	10
Total assets	$10,692	$196	(e)	$5	$177	$(185)	$391	$(410)	$12	$(30)	$10,848	$132 (f)
Liabilities
Financial derivatives (d)	$454	$75						$(30)			$499	$51
Other borrowed funds	183	3					$10	(16)			180
Total liabilities	$637	$78	(e)				10	$(46)			$679	$51 (f)

The PNC Financial Services Group, Inc. – Form 10-Q    107

Three Months Ended September 30, 2013

	Fair Value June 30, 2013	Total realized / unrealized gains or losses for the period (a)			Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2013	Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2013 (c)
Level 3 Instruments Only In millions		Included in Earnings		Included in Other comprehensive income
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,711	$59		$32				$(311)			$5,491
Asset-backed	672	2		12				(32)			654	$(2)
State and municipal	331										331
Other debt	48					$(5)		(3)			40
Total securities available for sale	6,762	61		44		(5)		(346)			6,516	(2)
Financial derivatives	51	113			$2			(101)			65	74
Residential mortgage loans held for sale	30				7	(1)		4	$4	$(30)	14	1
Trading securities – Debt	32										32
Residential mortgage servicing rights	975	44			22		$49	(53)			1,037	43
Commercial mortgage loans held for sale	635					(20)		(3)			612
Equity investments
Direct investments	1,115	34			44	(50)					1,143	27
Indirect investments	623	19			8	(34)					616	19
Total equity investments	1,738	53			52	(84)					1,759	46
Loans	311	12				(1)		(19)	37	(5)	335	6
Other assets
BlackRock Series C
Preferred Stock	270	14									284	14
Other	8										8
Total other assets	278	14									292	14
Total assets	$10,812	$297	(e)	$44	$83	$(111)	$49	$(518)	$41	$(35)	$10,662	$182	(f)
Liabilities
Financial derivatives (d)	$383	$87				$2		$(88)			$384	$12
Other borrowed funds	195	2						(11)			186
Total liabilities	$578	$89	(e)			$2		$(99)			$570	$12	(f)

108    The PNC Financial Services Group, Inc. – Form 10-Q

Nine Months Ended September 30, 2014

Level 3 Instruments Only In millions	Fair Value Dec. 31, 2013	Total realized / unrealized gains or losses for the period (a)			Purchases	Sales	Issuances	Settlements		Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2014	Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2014 (c)
		Included in Earnings		Included in Other comprehensive income
Assets
Securities available for Sale
Residential mortgage-backed non-agency	$5,358	$105		$80				$(632)				$4,911	$(4)
Asset-backed	641	11		28				(88)				592
State and municipal	333	(2)		15								346
Other debt	38	1			$1	$(7)		(2)				31
Total securities available for sale	6,370	115		123	1	(7)		(722)				5,880	(4)
Financial derivatives	36	165			2			(174)				29	105
Residential mortgage loans held for sale	8	1			11	(3)		(1)		$9	$(21)	4	1
Trading securities – Debt	32	2										34	2
Residential mortgage servicing rights	1,087	(120)			45		$66	(100)				978	(115)
Commercial mortgage servicing rights		(20)			32		36	484	(g)			532	(20)
Commercial mortgage loans held for sale	586	13					349	(81)				867	13
Equity investments
Direct investments	1,069	120			261	(215)						1,235	101
Indirect investments	595	61			19	(121)		(1)				553	59
Total equity investments	1,664	181			280	(336)		(1)				1,788	160
Loans	527	41			85	(142)		(69)		17	(76)	383	34
Other assets
BlackRock Series C
Preferred Stock	332	13										345	13
Other	8											8
Total other assets	340	13										353	13
Total assets	$10,650	$391	(e)	$123	$456	$(488)	$451	$(664)		$26	$(97)	$10,848	$189	(f)
Liabilities
Financial derivatives (d)	$439	$145				$1		$(86)				$499	$9
Other borrowed funds	199						$29	(48)				180
Total liabilities	$638	$145	(e)			$1	$29	$(134)				$679	$9	(f)

The PNC Financial Services Group, Inc. – Form 10-Q    109

Nine Months Ended September 30, 2013

Level 3 Instruments Only In millions	Fair Value Dec. 31, 2012	Total realized / unrealized gains or losses for the period (a)			Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2013	Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2013 (c)
		Included in Earnings		Included in Other comprehensive income
Assets
Securities available for sale
Residential mortgage-backed non-agency	$6,107	$149		$71				$(836)			$5,491	$(10)
Commercial mortgage backed non-agency		3						(3)
Asset-backed	708	6		41				(101)			654	(6)
State and municipal	339	1			$4			(13)			331
Other debt	48				2	$(7)		(3)			40
Total securities available for sale	7,202	159		112	6	(7)		(956)			6,516	(16)
Financial derivatives	106	266			4			(309)		$(2)	65	151
Residential mortgage loans held for sale	27	1			56	(2)		5	$10	(83)	14	2
Trading securities – Debt	32										32
Residential mortgage servicing rights	650	330			86		$129	(158)			1,037	314
Commercial mortgage loans held for sale	772	(12)				(122)		(26)			612	(13)
Equity investments
Direct investments	1,171	68			107	(203)					1,143	41
Indirect investments	642	52			18	(96)					616	51
Total equity investments	1,813	120			125	(299)					1,759	92
Loans	134	33				(1)		96	94	(21)	335	23
Other assets
BlackRock Series C
Preferred Stock	243	74						(33)			284	74
Other	9			(1)							8
Total other assets	252	74		(1)				(33)			292	74
Total assets	$10,988	$971	(e)	$111	$277	$(431)	$129	$(1,381)	$104	$(106)	$10,662	$627 (f)
Liabilities
Financial derivatives (d)	$376	$247				$3		$(242)			$384	$115
Other borrowed funds		5						181			186
Total liabilities	$376	$252	(e)			$3		$(61)			$570	$115 (f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Includes swaps entered into in connection with sales of certain Visa Class B common shares.
(e)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $118 million for the third quarter of 2014, while for the first nine months of 2014 there were $246 million of net gains (realized and unrealized) included in earnings. The comparative amounts included net gains (realized and unrealized) of $208 million for third quarter 2013 and net gains (realized and unrealized) of $719 million for the first nine months of 2013. These amounts also included amortization and accretion of $37 million for the third quarter of 2014 and $122 million for the first nine months of 2014. The comparative amounts were $63 million for the third quarter of 2013 and $174 million for the first nine months of 2013. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $81 million for the third quarter of 2014, while for the first nine months of 2014 there were $180 million of net unrealized gains. The comparative amounts included net unrealized gains of $170 million for the third quarter of 2013 and net unrealized gains of $512 million for the first nine months of 2013. These amounts were included in Noninterest income on the Consolidated Income Statement.
(g)	Settlements relating to commercial MSRs of $552 million represent the fair value as of January 1, 2014 as a result of an irrevocable election to measure all classes of commercial MSRs at fair value. Refer to Note 9 Goodwill and Other Intangible Assets for additional information on commercial MSRs.

110    The PNC Financial Services Group, Inc. – Form 10-Q

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During the first nine months of 2014, there were transfers of residential mortgage loans held for sale from Level 2 to Level 3 of $9 million as a result of reduced marketability in the secondary residential mortgage sales market which reduced the observability of valuation inputs. Also during the first nine months of 2014, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $4 million and $76 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $17 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during the first nine months of 2014 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgages loans held for sale and Transfers into Level 3 loans within Table 82.

During the first nine months of 2013, there were transfers of residential mortgage loans held for sale and loans from Level 2 to Level 3 of $10 million and $22 million, respectively, as a result of reduced marketability in the secondary residential mortgage sales market which reduced the observability of valuation inputs. Also during the first nine months of 2013, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $11 million and $21 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $72 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during the first nine months of 2013 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgage loans held for sale and Transfers into Level 3 loans within Table 82.

The PNC Financial Services Group, Inc. – Form 10-Q    111

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 83: Fair Value Measurements – Recurring Quantitative Information

September 30, 2014

Level 3 Instruments Only
Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$4,911	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0% - 28.9% (6.8%) 0% - 17.5% (5.9%) 6.1% - 96.4% (53.1%) 213bps weighted average	(a) (a) (a) (a)
Asset-backed securities	592	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0% - 15.7% (6.1%) 1.7% - 13.9% (7.8%) 14.6% - 100% (73.0%) 304bps weighted average	(a) (a) (a) (a)
State and municipal securities	133 213	Discounted cash flow Consensus pricing (c)	Spread over the benchmark curve (b) Credit and Liquidity discount	50bps - 160bps (62bps) 0% - 25.0% (2.2%)
Other debt securities	31	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 95.0% (88.4%)
Trading securities – Debt	34	Consensus pricing (c)	Credit and Liquidity discount	2.0% - 20.0% (2.7%)
Residential mortgage servicing rights	978	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	3.6% - 42.0% (9.1%) 889bps - 1,889bps (1,037bps)
Commercial mortgage servicing rights	532	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	8.5% - 14.7% (9.2%) 4.2% - 8.8% (6.7%)
Commercial mortgage loans held for sale	867	Discounted cash flow	Spread over the benchmark curve (b) Estimated servicing cash flows	36bps - 17,420bps (1,591bps) 0.0% - 2.6% (1.8%)
Equity investments –Direct investments	1,235	Multiple of adjusted earnings	Multiple of earnings	3.2x - 15.0x (7.7x)
Equity investments –Indirect (d)	553	Net asset value	Net asset value
Loans – Residential real estate	122	Consensus pricing (c)	Cumulative default rate Loss severity Discount rate	2.0% - 100% (91.0%) 0% - 100% (39.4%) 5.0% - 7.0% (6.4%)
	147	Discounted cash flow	Loss severity Discount rate	8.0% weighted average 10.0% weighted average
Loans – Home equity	114	Consensus pricing (c)	Credit and Liquidity discount	36.0% - 99.0% (58.0%)
BlackRock Series C Preferred Stock	345	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(345)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(146)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa Class A share price	41.1% 14.9%
Other borrowed funds – non-agency securitization	(167)	Consensus pricing (c)	Credit and Liquidity discount Spread over the benchmark curve (b)	0% - 99.0% (20.0%) 98bps
Insignificant Level 3 assets, net of liabilities (e)	20
Total Level 3 assets, net of liabilities (f)	$10,169

112    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2013

Level 3 Instruments Only
Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$5,358	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0% - 32.1% (6.0%) 0% - 21.9% (6.6%) 6.1% - 92.9% (52.3%) 237bps weighted average	(a) (a) (a) (a)
Asset-backed securities	641	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0% - 11.1% (5.0%) 1.0% - 13.9% (8.7%) 10.0% - 100% (70.1%) 326bps weighted average	(a) (a) (a) (a)
State and municipal securities	132 201	Discounted cash flow Consensus pricing (c)	Spread over the benchmark curve (b) Credit and Liquidity discount	80bps - 240bps (97bps) 0% - 25.0% (8.3%)
Other debt securities	38	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 95.0% (88.4%)
Trading securities – Debt	32	Consensus pricing (c)	Credit and Liquidity discount	0% - 20.0% (8.3%)
Residential mortgage servicing rights	1,087	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	2.2% - 32.9% (7.6%) 889bps - 1,888bps (1,024bps)
Commercial mortgage loans held for sale	586	Discounted cash flow	Spread over the benchmark curve (b)	460bps - 6,655bps (972bps)
Equity investments – Direct investments	1,069	Multiple of adjusted earnings	Multiple of earnings	4.5x - 10.8x (7.2x)
Equity investments – Indirect (d)	595	Net asset value	Net asset value
Loans – Residential real estate	225	Consensus pricing (c)	Cumulative default rate Loss severity Discount rate	2.0% - 100% (80.0%) 0% - 100% (48.4%) 12.0% - 13.0% (12.2%)
	179	Discounted cash flow	Loss severity Discount rate	8.0% weighted average 10.0% weighted average
Loans – Home equity	123	Consensus pricing (c)	Credit and Liquidity discount	36.0% - 99.0% (55.0%)
BlackRock Series C Preferred Stock	332	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(332)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(90)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa Class A share price	41.7% 8.6%
Other borrowed funds – non-agency securitization	(184)	Consensus pricing (c)	Credit and Liquidity discount	0% - 99.0% (18.0%)
			Spread over the benchmark curve (b)	13bps
Insignificant Level 3 assets, net of liabilities (e)	20
Total Level 3 assets, net of liabilities (f)	$10,012
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of September 30, 2014 totaling $4,256 million and $561 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2013 were $4,672 million and $610 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of September 30, 2014 of $655 million and $31 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2013 were $686 million and $31 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed since these investments are recorded at their net asset redemption values.
(e)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, residential mortgage loans held for sale, other assets and other borrowed funds (ROAPs). For additional information, please see the Fair Value Measurement discussion included in Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.
(f)	Consisted of total Level 3 assets of $10,848 million and total Level 3 liabilities of $679 million as of September 30, 2014 and $10,650 million and $638 million as of December 31, 2013, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    113

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

Table 84: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2014	December 31 2013	September 30 2014	September 30 2013	September 30 2014	September 30 2013
Assets
Nonaccrual loans	$36	$35	$(3)	$(11)	$(12)	$ (8)
Loans held for sale (b)	8	224		(10)		(10)
Equity investments	7	6
Commercial mortgage servicing rights (c)		543		6		79
OREO and foreclosed assets	166	181	(7)	(15)	(16)	(36)
Long-lived assets held for sale	23	51	(2)	(7)	(12)	(34)
Total assets	$240	$1,040	$(12)	$(37)	$(40)	$ (9)
(a)	All Level 3 as of September 30, 2014 and December 31, 2013, except for $8 million included in Loans held for sale which was categorized as Level 2 as of September 30, 2014.
(b)	As of September 1, 2014, PNC elected to account for certain agency loans held for sale at fair value. Accordingly, beginning on September 1, 2014, all new commercial mortgage loans held for sale originated for sale to the agencies are measured at fair value on a recurring basis.
(c)	As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value. Accordingly, beginning with the first quarter of 2014, commercial MSRs are measured at fair value on a recurring basis.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 85: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
September 30, 2014
Assets
Nonaccrual loans (a)	$25	LGD percentage (b)	Loss severity	1.2%-89.3%(50.6%)
Equity investments	7	Discounted cash flow	Market rate of return	4.3%
Other (c)	200	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Total Assets	$232
December 31, 2013
Assets
Nonaccrual loans (a)	$21	LGD percentage (b)	Loss severity	7.0%-84.9%(36.6%)
Loans held for sale (d)	224	Discounted cash flow	Spread over the benchmark curve (e)	35bps-220bps (144bps)
			Estimated servicing cash flows	.8%-3.5%(2.0%)
Equity investments	6	Discounted cash flow	Market rate of return	6.5%
Commercial mortgage servicing rights (f)	543	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.1%-11.8%(7.7%) 5.4%-7.6%(6.7%)
Other (c)	246	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Total Assets	$1,040
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	LGD percentage represents the amount that PNC expects to lose in the event a borrower defaults on an obligation.
(c)	Other included Nonaccrual loans of $11 million, OREO and foreclosed assets of $166 million and Long-lived assets held for sale of $23 million as of September 30, 2014. Comparably, as of December 31, 2013, Other included Nonaccrual loans of $14 million, OREO and foreclosed assets of $181 million and Long-lived assets held for sale of $51 million. The fair value of these assets is determined based on appraised value or sales price, the range of which is not meaningful to disclose.

114    The PNC Financial Services Group, Inc. – Form 10-Q

(d)	As of September 1, 2014, PNC elected to account for certain agency loans held for sale at fair value. Accordingly, beginning on September 1, 2014, all new commercial mortgage loans held for sale originated for sale to the agencies are measured at fair value on a recurring basis.
(e)	The assumed yield spread over benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(f)	As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value. Accordingly, beginning with the first quarter of 2014, commercial MSRs are measured at fair value on a recurring basis.

Financial Instruments Accounted For Under Fair Value Option

For more information regarding financial instruments we elected to measure at fair value under fair value option on our Consolidated Balance Sheet, see Note 9 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

The changes in fair value included in Noninterest income for items for which we elected the fair value option are included in the table below.

Table 86: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Nine months ended

In millions	September 30 2014	September 30 2013	September 30 2014	September 30 2013
Assets
Customer resale agreements	$(2)		$(3)	$(5)
Trading loans			1	2
Commercial mortgage loans held for sale	6	$1	13	(11)
Residential mortgage loans held for sale (b)	26	72	155	64
Residential mortgage loans – portfolio (b)	26	13	113	45
BlackRock Series C Preferred Stock	10	14	13	74
Liabilities
Other borrowed funds	(3)	(2)		(5)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	Prior periods were corrected for the allocation between Residential mortgage loans held for sale and Residential mortgage loans – portfolio. This resulted in a decrease of $29 million from gains on Residential mortgage loans held for sale and an increase of $22 million to gains on Residential mortgage loans – portfolio for the nine months ended September 30, 2013. The impacts to amounts for the three months ended September 30, 2013 were not significant.

The PNC Financial Services Group, Inc. – Form 10-Q    115

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 87: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2014
Assets
Customer resale agreements	$191	$183	$8
Trading loans	35	35
Residential mortgage loans held for sale
Performing loans	1,174	1,125	49
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	9	10	(1)
Total	1,187	1,139	48
Commercial mortgage loans held for sale (a)
Performing loans	865	943	(78)
Nonaccrual loans	2	3	(1)
Total	867	946	(79)
Residential mortgage loans – portfolio
Performing loans	205	289	(84)
Accruing loans 90 days or more past due (b)	551	551
Nonaccrual loans	261	464	(203)
Total	1,017	1,304	(287)
Liabilities
Other borrowed funds	$274	$319	$(45)
December 31, 2013
Assets
Customer resale agreements	$207	$196	$11
Trading loans	6	6
Residential mortgage loans held for sale
Performing loans	1,298	1,260	38
Accruing loans 90 days or more past due	2	2
Nonaccrual loans	15	18	(3)
Total	1,315	1,280	35
Commercial mortgage loans held for sale (a)
Performing loans	583	669	(86)
Nonaccrual loans	3	9	(6)
Total	586	678	(92)
Residential mortgage loans – portfolio (c)
Performing loans	233	332	(99)
Accruing loans 90 days or more past due (b)	552	626	(74)
Nonaccrual loans	365	598	(233)
Total	1,150	1,556	(406)
Liabilities
Other borrowed funds (c)	$309	$353	$(44)
(a)	There were no accruing loans 90 days or more past due within this category at September 30, 2014 or December 31, 2013.
(b)	Included in this population are government insured loans and non-government insured home equity loans. Loans that are insured by the government result in a higher fair value than those that do not have that guarantee.
(c)	Prior period amounts were corrected to include transferred loans over which PNC regained effective control and the related liabilities that are recorded pursuant to ASC 860.

116    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides additional information regarding the fair value and classification within the fair value hierarchy of financial instruments.

Table 88: Additional Fair Value Information Related to Financial Instruments

	Carrying Amount	Fair Value
In millions		Total		Level 1	Level 2	Level 3
September 30, 2014
Assets
Cash and due from banks	$4,164	$4,164		$4,164
Short-term assets	28,981	28,981			$28,981
Trading securities	2,650	2,650		1,353	1,263	$34
Investment securities	55,039	55,331		5,369	44,071	5,891
Trading loans	35	35			35
Loans held for sale	2,143	2,144			1,224	920
Net loans (excludes leases)	189,649	191,160			634	190,526
Other assets	4,303	4,862	(a)	188	1,885	2,789
Financial derivatives
Designated as hedging instruments under GAAP	1,026	1,026			1,026
Not designated as hedging instruments under GAAP	3,325	3,325		2	3,294	29
Total Assets	$291,315	$293,678		$11,076	$82,413	$200,189

Liabilities
Demand, savings and money market deposits	$204,448	$204,448			$204,448
Time deposits	21,856	21,821			21,821
Borrowed funds	52,625	53,439		$1,352	50,510	$1,577
Financial derivatives
Designated as hedging instruments under GAAP	233	233			233
Not designated as hedging instruments under GAAP	3,314	3,314		2	2,813	499
Unfunded loan commitments and letters of credit	232	232				232
Total Liabilities	$282,708	$283,487		$1,354	$279,825	$2,308
December 31, 2013
Assets
Cash and due from banks	$4,043	$4,043		$4,043
Short-term assets	15,113	15,113			$15,113
Trading securities	3,073	3,073		2,179	862	$32
Investment securities	60,294	60,372		4,120	49,865	6,387
Trading loans	6	6			6
Loans held for sale	2,255	2,256			1,307	949
Net loans (excludes leases)	184,305	185,887			513	185,374
Other assets	4,162	4,975	(a)	209	1,791	2,975
Financial derivatives
Designated as hedging instruments under GAAP	1,189	1,189			1,189
Not designated as hedging instruments under GAAP	3,604	3,604		25	3,543	36
Total Assets	$278,044	$280,518		$10,576	$74,189	$195,753

Liabilities
Demand, savings and money market deposits	$197,465	$197,465			$197,465
Time deposits	23,466	23,487			23,487
Borrowed funds	46,427	47,258		$1,341	44,431	$1,486
Financial derivatives
Designated as hedging instruments under GAAP	364	364			364
Not designated as hedging instruments under GAAP	3,570	3,570		6	3,125	439
Unfunded loan commitments and letters of credit	224	224				224
Total Liabilities	$271,516	$272,368		$1,347	$268,872	$2,149
(a)	Includes $648 million for Visa Class B common shares, which was estimated solely based upon the September 30, 2014 closing price for the Visa Class A common shares and the current Visa Class B common shares conversion rate, which reflects adjustments in respect of all litigation funding by Visa to date. The Class B common shares are transferable only under limited circumstances, which could impact the aforementioned estimate, until they can be converted into Class A common shares. The comparable amount at December 31, 2013 was $971 million. For additional information, see Note 24 Commitments and Guarantees in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    117

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

The aggregate carrying value of our FHLB and FRB stock was $1.6 billion at both September 30, 2014 and December 31, 2013, which approximates fair value at each date.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill by business segment consisted of the following:

Table 89: Goodwill by Business Segment (a)

In millions	September 30 2014	December 31 2013
Retail Banking	$5,795	$5,795
Corporate & Institutional Banking	3,215	3,215
Asset Management Group	64	64
Total	$9,074	$9,074
(a)	The Residential Mortgage Banking and Non-Strategic Assets Portfolio business segments did not have any goodwill allocated to them as of September 30, 2014 and December 31, 2013.

Other Intangible Assets

As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value, which precludes the recognition of valuation allowance or accumulated amortization. Refer to the Mortgage Servicing Rights section of this Note 9 for additional information regarding commercial mortgage servicing rights.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Table 90: Other Intangible Assets

In millions	September 30 2014	December 31 2013
Customer-related and other intangibles
Gross carrying amount	$1,671	$1,676
Accumulated amortization	(1,187)	(1,096)
Net carrying amount	$484	$580
Mortgage servicing rights (a)
Gross carrying amount	$1,510	$2,620
Valuation allowance		(88)
Accumulated amortization		(896)
Net carrying amount	$1,510	$1,636
Total	$1,994	$2,216
(a)	Upon the first quarter 2014 irrevocable election of fair value for commercial MSRs, the gross carrying amount of MSRs as of September 30, 2014 represents the fair value of both classes of MSRs.

118    The PNC Financial Services Group, Inc. – Form 10-Q

Amortization expense on existing intangible assets follows:

Table 91: Amortization Expense on Existing Intangible Assets

In millions
Nine months ended September 30, 2014	$96
Nine months ended September 30, 2013 (a)	187
Remainder of 2014	31
2015	110
2016	93
2017	79
2018	68
2019	57
(a)	Includes amortization expense recorded during the first nine months of 2013 for commercial MSRs. As of January 1, 2014, PNC made an irrevocable election to measure commercial MSRs at fair value, and, accordingly, amortization expense for commercial MSRs is no longer recorded.

Customer-Related and Other Intangible Assets

Our customer-related and other intangible assets have finite lives. Core deposit intangibles are amortized on an accelerated basis, whereas the remaining other intangible assets are amortized on a straight-line basis. For customer-related and other intangibles, the estimated remaining useful lives range from less than 1 year to 9 years, with a weighted-average remaining useful life of 7 years.

Changes in customer-related and other intangible assets during the first nine months of 2014 follow:

Table 92: Summary of Changes in Customer-Related and Other Intangible Assets

In millions	Customer- Related
December 31, 2013	$580
Amortization	(96)
September 30, 2014	$484

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

Changes in commercial MSRs accounted for at fair value during the first nine months of 2014 follow:

Table 93: Commercial Mortgage Servicing Rights Accounted for at Fair Value

In millions	2014
January 1	$552
Additions:
From loans sold with servicing retained	36
Purchases	32
Changes in fair value due to:
Time and payoffs (a)	(68)
Other (b)	(20)
September 30	$532
Unpaid principal balance of loans serviced for others at September 30	$143,449
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

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

The PNC Financial Services Group, Inc. – Form 10-Q    119

Changes in commercial MSRs during the first nine months of 2013, prior to the irrevocable fair value election, follow:

Table 94: Commercial Mortgage Servicing Rights Accounted for Under the Amortization Method

In millions	2013
Commercial Mortgage Servicing Rights – Net Carrying Amount
January 1	$420
Additions (a)	119
Amortization expense	(77)
Change in valuation allowance	79
September 30	$541
Commercial Mortgage Servicing Rights – Valuation Allowance
January 1	$(176)
Provision	(18)
Recoveries	96
Other	1
September 30	$(97)
(a)	Additions for the first nine months of 2013 included $45 million from loans sold with servicing retained and $74 million from purchases of servicing rights from third parties.

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

Changes in the residential MSRs follow:

Table 95: Residential Mortgage Servicing Rights

In millions	2014	2013
January 1	$1,087	$650
Additions:
From loans sold with servicing retained	66	129
Purchases	45	86
Changes in fair value due to:
Time and payoffs (a)	(100)	(158)
Other (b)	(120)	330
September 30	$978	$1,037
Unpaid principal balance of loans serviced for others at September 30	$110,749	$115,034
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2014 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 96: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2014	December 31 2013
Fair Value	$532	$552
Weighted-average life (years)	5.0	5.3
Weighted-average constant prepayment rate	9.23%	7.52%
Decline in fair value from 10% adverse change	$11	$12
Decline in fair value from 20% adverse change	$21	$23
Effective discount rate	6.67%	6.91%
Decline in fair value from 10% adverse change	$15	$18
Decline in fair value from 20% adverse change	$30	$35

120    The PNC Financial Services Group, Inc. – Form 10-Q

Table 97: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2014	December 31 2013
Fair value	$978	$1,087
Weighted-average life (years)	7.0	7.9
Weighted-average constant prepayment rate	9.09%	7.61%
Decline in fair value from 10% adverse change	$36	$34
Decline in fair value from 20% adverse change	$69	$67
Weighted-average option adjusted spread	10.37%	10.24%
Decline in fair value from 10% adverse change	$39	$47
Decline in fair value from 20% adverse change	$75	$91

Fees from mortgage loan servicing, comprised of contractually specified servicing fees, late fees and ancillary fees, follows:

Table 98: Fees from Mortgage Loan Servicing

In millions	2014	2013
Nine months ended September 30	$381	$411
Three months ended September 30	125	137

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

The PNC Financial Services Group, Inc. – Form 10-Q    121

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

The components of our net periodic pension and postretirement benefit cost for the first nine months of 2014 and 2013, respectively, were as follows:

Table 99: Net Periodic Pension and Postretirement Benefits Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended September 30 In millions	2014	2013	2014	2013	2014	2013
Net periodic cost consists of:
Service cost	$26	$28		$1	$2	$1
Interest cost	46	42	$3	3	4	3
Expected return on plan assets	(72)	(72)
Amortization of prior service credit	(2)	(2)			(1)
Amortization of actuarial losses		22	1	2
Net periodic cost/(benefit)	$(2)	$18	$4	$6	$5	$4

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Nine months ended September 30 In millions	2014	2013	2014	2013	2014	2013
Net periodic cost consists of:
Service cost	$77	$85	$2	$3	$4	$4
Interest cost	140	127	9	9	12	11
Expected return on plan assets	(216)	(216)
Amortization of prior service credit	(6)	(6)			(1)	(2)
Amortization of actuarial losses		65	3	6
Net periodic cost/(benefit)	$(5)	$55	$14	$18	$15	$13

122    The PNC Financial Services Group, Inc. – Form 10-Q

Stock Based Compensation Plans

As more fully described in Note 16 Stock Based Compensation Plans in our 2013 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of September 30, 2014, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first nine months of 2014 and 2013 was $133 million and $114 million, respectively. At September 30, 2014, there was $176 million of unamortized share-based compensation expense related to nonvested equity compensation arrangements granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

Nonqualified Stock Options

Beginning in 2014, PNC discontinued the use of stock options as a standard element of our long-term equity incentive compensation programs under our Incentive Plans and did not grant any options in the first nine months of 2014. Prior to 2014, options were granted at exercise prices not less than the market value of common stock on the grant date. Generally, options become exercisable in installments after the grant date. No option may be exercisable after 10 years from its grant date. Payment of the option exercise price may be in cash or by surrendering shares of common stock at market value on the exercise date. The exercise price may be paid by using previously owned shares.

For purposes of computing stock option expense for 2013, we estimated the fair value of stock options at the grant date by using the Black-Scholes option-pricing model. Option pricing models require the use of numerous assumptions, many of which are subjective. We used the following assumptions in the Black-Scholes model to determine the 2013 grant date fair value, as follows:

Table 100: Option Pricing Assumptions (a)

Weighted-average for the nine months ended September 30	2013
Risk-free interest rate	.9%
Dividend yield	2.5
Volatility	34.0
Expected life	6.5	yrs.
Grant-date fair value	$16.35
(a)	PNC did not grant any stock options in the first nine months of 2014.

There were no options granted in 2013 where the grant date fair value exceeded the market value. The following table represents the stock option activity for the first nine months of 2014.

Table 101: Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2013	10,354	$57.57	544	$662.28	10,898	$87.75
Granted (a)
Exercised	(2,871)	59.49			(2,871)	59.49
Cancelled	(58)	52.93	(170)	836.25	(228)	637.14
Outstanding at September 30, 2014	7,425	$56.86	374	$583.31	7,799	$82.12
Exercisable at September 30, 2014	7,186	$56.69	374	$583.31	7,560	$82.75
(a)	PNC did not grant any stock options in the first nine months of 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    123

During the first nine months of 2014, we issued approximately 2 million common shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize primarily treasury stock for any future stock option exercises.

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

Table 102: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Share Units	Weighted- Average Grant Date Fair Value
December 31, 2013	1,647	$63.49	3,483	$62.70
Granted	723	79.90	1,167	81.39
Vested/Released	(513)	63.64	(871)	63.10
Forfeited	(19)	68.37	(105)	68.67
September 30, 2014	1,838	$69.85	3,674	$68.38

In the preceding table, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash.

Liability Awards

A summary of all nonvested, cash-payable incentive/performance units and restricted share unit activity follows:

Table 103: Nonvested Cash-Payable Incentive/Performance Units and Restricted Share Units – Rollforward

In thousands	Cash-Payable Incentive/ Performance Units	Cash-Payable Restricted Share Units	Total
Outstanding at December 31, 2013	116	825	941
Granted	100	269	369
Vested and Released	(39)	(425)	(464)
Forfeited		(8)	(8)
Outstanding at September 30, 2014	177	661	838

Included in the preceding table are cash-payable restricted share units granted to certain executives. These grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are generally no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of annual cash bonus criteria. As of September 30, 2014, the aggregate intrinsic value of all outstanding nonvested cash-payable incentive/performance units and restricted share units was $72 million.

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

124    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by PNC:

Table 104: Total Gross Derivatives

	September 30, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP	$43,305	$1,026	$233	$36,197	$1,189	$364
Derivatives not designated as hedging instruments under GAAP	299,533	3,325	3,314	345,059	3,604	3,570
Total gross derivatives	$342,838	$4,351	$3,547	$381,256	$4,793	$3,934
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.

All derivatives are carried on our Consolidated Balance Sheet at fair value. Credit risk is included in the determination of the estimated net fair value of the derivatives. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and any related cash collateral exchanged with counterparties.

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

Further detail regarding the notional amounts and fair values related to derivatives designated in hedge relationships is presented in the following table:

Table 105: Derivatives Designated As Hedging Instruments under GAAP

	September 30, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Interest rate contracts:
Fair value hedges:
Receive-fixed swaps (c)	$19,782	$723	$108	$16,446	$871	$230
Pay-fixed swaps (c) (d)	4,457	12	96	4,076	54	66
Subtotal	$24,239	$735	$204	$20,522	$925	$296
Cash flow hedges:
Receive-fixed swaps (c)	$17,571	$282	$29	$14,737	$264	$58
Forward purchase commitments	550	2
Subtotal	$18,121	$284	$29	$14,737	$264	$58
Foreign exchange contracts:
Net investment hedge	945	7		938		10
Total derivatives designated as hedging instruments	$43,305	$1,026	$233	$36,197	$1,189	$364
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	The floating rate portion of interest rate contracts is based on money-market indices. As a percent of notional amount, 44% were based on 1-month LIBOR and 56% on 3-month LIBOR at September 30, 2014 compared with 43% and 57%, respectively, at December 31, 2013.
(d)	Includes zero-coupon swaps.

The PNC Financial Services Group, Inc. – Form 10-Q    125

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 106: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges

			Three months ended				Nine months ended
			September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Interest rate contracts	U.S. Treasury and Government Agencies Securities	Investment securities (interest income)	$31	$(31)	$(1)		$(52)	$55	$62	$(66)
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	2	(2)	1		1	(1)	6	(5)
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	(69)	66	(24)	$13	5	(23)	(287)	269
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	(78)	77	(5)	1	(19)	15	(276)	269
Total (a)			$(114)	$110	$(29)	$14	$(65)	$46	$(495)	$467
(a)	The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $4 million for the three months ended September 30, 2014 and net losses of $19 million for the nine months ended September 30, 2014 compared with net losses of $15 million for the three months ended September 30, 2013 and net losses of $28 million for the nine months ended September 30, 2013.

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow September 30, 2014, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $216 million pretax, or $140 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2014. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow September 30, 2014, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $13 million pretax, or $8 million after-tax, as adjustments of yield on investment securities. As of September 30, 2014, the maximum length of time over which forecasted purchase contracts are hedged is two months.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first nine months of 2014 and 2013, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

126    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 107: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Three months ended September 30		Nine months ended September 30
In millions	2014	2013	2014	2013
Gains (losses) on derivatives recognized in OCI – (effective portion)	$(17)	$75	$193	$(104)
Less: Gains (losses) reclassified from accumulated OCI into income – (effective portion)
Interest income	64	79	200	265
Noninterest income	—	27	(2)	50
Total gains (losses) reclassified from accumulated OCI into income – (effective portion)	64	106	198	315
Net unrealized gains (losses) on cash flow hedge derivatives	$(81)	$(31)	$(5)	$(419)
(a)	All cash flow hedge derivatives are interest rate contracts as of September 30, 2014 and September 30, 2013.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

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

For the first nine months of 2014 and 2013, there was no net investment hedge ineffectiveness.

Further detail on gains (losses) on net investment hedge derivatives is presented in the following table:

Table 108: Gains (Losses) on Derivatives – Net Investment Hedges

	Three months ended September 30		Nine months ended September 30
In millions	2014	2013	2014	2013
Gains (losses) on derivatives recognized in OCI (effective portion)
Foreign exchange contracts	$51	$(55)	$18	$1

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP.

For additional information on derivatives not designated as hedging instruments under GAAP see Note 17 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    127

Further detail regarding the notional amounts and fair values related to derivatives not designated in hedge relationships is presented in the following table:

Table 109: Derivatives Not Designated As Hedging Instruments under GAAP

	September 30, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$34,919	$548	$266	$37,424	$654	$360
Swaptions	1,398	25	20	845	18	18
Futures (c)	25,451			49,250
Futures options	13,075	2	2	24,000	10	2
Mortgage-backed securities commitments	525		1	832		3
Subtotal	$75,368	$575	$289	$112,351	$682	$383
Loan sales
Interest rate contracts:
Futures (c)	$103			$350
Bond options	300	$1		200	$1
Mortgage-backed securities commitments	4,507	5	$9	5,173	26	$9
Residential mortgage loan commitments	2,058	20		1,605	13
Subtotal	$6,968	$26	$9	$7,328	$40	$9
Subtotal	$82,336	$601	$298	$119,679	$722	$392
Derivatives used for commercial mortgage banking activities:
Interest rate contracts:
Swaps	$3,533	$34	$41	$2,158	$23	$52
Swaptions	439	3	2	125		3
Futures (c)	20,170			4,598
Futures options	5,250		1	45,500	15	4
Commercial mortgage loan commitments	1,038	6	3	673	20	11
Subtotal	$30,430	$43	$47	$53,054	$58	$70
Credit contracts:
Credit default swaps	95		1	95
Subtotal	$30,525	$43	$48	$53,149	$58	$70
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$142,087	$2,363	$2,281	$134,408	$2,540	$2,445
Caps/floors – Sold	4,557		15	4,789		11
Caps/floors – Purchased	6,033	35		5,519	37
Swaptions	2,798	60	16	2,354	49	51
Futures (c)	4,791			1,856
Mortgage-backed securities commitments	2,566	4	3	1,515	4	3
Subtotal	$162,832	$2,462	$2,315	$150,441	$2,630	$2,510
Foreign exchange contracts	13,056	194	159	14,316	192	172
Credit contracts:
Risk participation agreements	5,505	2	3	4,777	2	4
Subtotal	$181,393	$2,658	$2,477	$169,534	$2,824	$2,686
Derivatives used for other risk management activities:
Interest rate contracts:
Swaps	$234			$511
Futures (c)	1,585			838
Mortgage-backed securities commitments	500	$1
Subtotal	$2,319	$1		$1,349
Foreign exchange contracts	1,442	22		8
Credit contracts:
Credit default swaps	15
Other contracts (d)	1,503		$491	1,340		$422
Subtotal	$5,279	$23	$491	$2,697		$422
Total derivatives not designated as hedging instruments	$299,533	$3,325	$3,314	$345,059	$3,604	$3,570

128    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Futures contracts settle in cash daily and therefore, no derivative asset or liability is recognized on our Consolidated Balance Sheet.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares. Refer to Note 8 Fair Value for additional information on the Visa swaps.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 110: Gains (Losses) on Derivatives Not Designated As Hedging Instruments under GAAP

	Three months ended September 30		Nine months ended September 30
In millions	2014	2013	2014	2013
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$15	$16	$125	$(195)
Loan sales
Interest rate contracts	17	20	5	247
Gains (losses) included in residential mortgage banking activities (a)	$32	$36	$130	$52
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$4	$17	$47	$24
Credit contracts (c)			(1)	(1)
Gains (losses) from commercial mortgage banking activities	$4	$17	$46	$23
Derivatives used for customer-related activities:
Interest rate contracts	$15	$21	$25	$107
Foreign exchange contracts	(5)		43	59
Equity contracts				(3)
Credit contracts		2		(1)
Gains (losses) from customer-related activities (c)	$10	$23	$68	$162
Derivatives used for other risk management activities:
Interest rate contracts	$1	$(7)	$(14)	$(3)
Foreign exchange contracts	80	(1)	73	1
Other contracts (d)	(52)	(32)	(79)	(109)
Gains (losses) from other risk management activities (c)	$29	$(40)	$(20)	$(111)
Total gains (losses) from derivatives not designated as hedging instruments	$75	$36	$224	$126
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

Credit Derivatives

We enter into credit derivatives, specifically credit default swaps and risk participation agreements, as part of our commercial mortgage banking hedging activities and for customer and other risk management purposes. The credit derivative underlying is based on the credit risk of a specific entity, entities, or an index. Detail regarding credit default swaps purchased and risk participations sold follows.

Table 111: Credit Default Swaps (a)

	September 30, 2014			December 31, 2013
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Purchased (b)
Single name	$50	$(1)	6.0	$35	7.3
Index traded	60	1	34.5	60	35.2
Total	$110	$—	21.5	$95	24.9
(a)	There were no credit default swaps sold as of September 30, 2014 and December 31, 2013.
(b)	The fair value of credit default swaps purchased was less than $1 million as of December 31, 2013.

The PNC Financial Services Group, Inc. – Form 10-Q    129

The notional amount of these credit default swaps by credit rating is presented in the following table:

Table 112: Credit Ratings of Credit Default Swaps (a)

In millions	September 30, 2014	December 31, 2013
Credit Default Swaps – Purchased
Investment grade (b)	$95	$95
Subinvestment grade (c)	15
Total	$110	$95
(a)	There were no credit default swaps sold as of September 30, 2014 and December 31, 2013.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	There were no subinvestment grade credit default swaps purchased as of December 31, 2013. Subinvestment grade represents a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps are presented in the following table:

Table 113: Referenced/Underlying Assets of Credit Default Swaps

	September 30, 2014	December 31, 2013
Corporate debt	45%	37%
Commercial mortgage-backed securities	55%	63%

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

Further detail regarding the notional amount, fair value and weighted average remaining maturities in years for risk participation agreements sold is presented in the following table:

Table 114: Risk Participation Agreements Sold

	September 30, 2014			December 31, 2013
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Risk Participation Agreements Sold	$2,863	$(3)	5.6	$2,770	$(4)	6.1

Based on our internal risk rating process of the underlying third parties to the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Table 115: Internal Credit Ratings of Risk Participation Agreements Sold

	September 30, 2014	December 31, 2013
Pass (a)	99%	98%
Below pass (b)	1%	2%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

We have sold risk participation agreements with terms ranging from less than 1 year to 22 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties. Assuming all underlying swap counterparties defaulted at September 30, 2014, the exposure from these agreements would be $100 million based on the fair value of the underlying swaps, compared with $77 million at December 31, 2013.

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

130    The PNC Financial Services Group, Inc. – Form 10-Q

The following derivative Table 116 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of September 30, 2014 and December 31, 2013. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 116: Derivative Assets and Liabilities Offsetting

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
September 30, 2014 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$4,126	$2,006	$373	$1,747		$112	$1,635
Foreign exchange contracts	223	118	19	86		1	85
Credit contracts	2	1		1			1
Total derivative assets (a) (b)	$4,351	$2,125	$392	$1,834	(c)	$113	$1,721

	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
September 30, 2014 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$2,893	$2,070	$403	$420			$420
Foreign exchange contracts	159	52	11	96			96
Credit contracts	4	3	1
Other contracts	491			491			491
Total derivative liabilities (a) (b)	$3,547	$2,125	$415	$1,007	(d)		$1,007

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
December 31, 2013 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$4,599	$2,468	$556	$1,575		$115	$1,460
Foreign exchange contracts	192	64	9	119			119
Credit contracts	2	1		1			1
Total derivative assets (a) (b)	$4,793	$2,533	$565	$1,695	(c)	$115	$1,580

	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
December 31, 2013 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$3,326	$2,447	$473	$406			$406
Foreign exchange contracts	182	83	23	76			76
Credit contracts	4	3	1
Other contracts	422			422			422
Total derivative liabilities (a) (b)	$3,934	$2,533	$497	$904	(d)		$904
(a)	There were no derivative assets and liabilities equity contracts as of September 30, 2014 and December 31, 2013.
(b)	Included derivative assets and derivative liabilities as of September 30, 2014 totaling $375 million and $319 million, respectively, related to interest rate contracts executed bilaterally with counterparties in the OTC market and novated to and cleared through a central clearing house. The comparable amounts as of December 31, 2013 totaled $331 million and $224 million, respectively. Derivative assets and liabilities as of September 30, 2014 and December 31, 2013 related to exchange-traded interest rate contracts were not material. As of September 30, 2014 and December 31, 2013, these contracts were not subject to offsetting. The remaining gross and net derivative assets and liabilities relate to contracts executed bilaterally with counterparties that are not settled through an organized exchange or central clearing house.
(c)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(d)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    131

In addition to using master netting and related collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by entering into transactions with counterparties with high credit ratings, by taking collateral and by using internal credit analysis, limits, and monitoring procedures. Collateral may also be exchanged under certain derivative agreements that are not considered master netting agreements.

At September 30, 2014, we held cash, U.S. government securities and mortgage-backed securities totaling $641 million under master netting and other collateral agreements to collateralize net derivative assets due from counterparties, and we have pledged cash totaling $446 million under these agreements to collateralize net derivative liabilities owed to counterparties. These totals may differ from the amounts presented in the preceding offsetting table because they may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair value with the counterparty as of the balance sheet date due to timing or other factors. To the extent not netted against the derivative fair value under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain of the master netting agreements and certain other derivative agreements also contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, we would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2014 was $581 million for which PNC had posted collateral of $432 million in the normal course of business. The maximum additional amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2014 would be $149 million.

NOTE 13 EARNINGS PER SHARE

Table 117: Basic and Diluted Earnings per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2014	2013	2014	2013
Basic
Net income (a)	$1,038	$1,028	$3,150	$3,138
Less:
Net income (loss) attributable to noncontrolling interests (a)	1	2	2	(2)
Preferred stock dividends and discount accretion and redemptions	71	71	189	199
Net income attributable to common shares	966	955	2,959	2,941
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	3	4	9	13
Net income attributable to basic common shares	$963	$951	$2,950	$2,928
Basic weighted-average common shares outstanding	529	529	531	528
Basic earnings per common share (b)	$1.82	$1.80	$5.55	$5.55
Diluted
Net income attributable to basic common shares	$963	$951	$2,950	$2,928
Less: Impact of BlackRock earnings per share dilution	4	4	13	13
Net income attributable to diluted common shares	$959	$947	$2,937	$2,915
Basic weighted-average common shares outstanding	529	529	531	528
Dilutive potential common shares (c) (d)	8	5	8	3
Diluted weighted-average common shares outstanding	537	534	539	531
Diluted earnings per common share (b)	$1.79	$1.77	$5.45	$5.49
(a)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(c)	Excludes stock options considered to be anti-dilutive of 1 million for the three months and nine months ended September 30, 2013. No stock options were considered to be anti-dilutive for the three months and nine months ended September 30, 2014.
(d)	No warrants were considered to be anti-dilutive for the three months and nine months ended September 30, 2014 and September 30, 2013, respectively.

132    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 14 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first nine months of 2013 and 2014 follows.

Table 118: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2012	528	$2,690	$3,590	$12,193	$20,265	$834	$(569)	$2,762	$41,765
Cumulative effect of adopting ASU 2014-01 (a)					(55)			10	(45)
Balance at January 1, 2013	528	$2,690	$3,590	$12,193	$20,210	$834	$(569)	$2,772	$41,720
Net income (a)					3,140			(2)	3,138
Other comprehensive income (loss), net of tax						(787)			(787)
Cash dividends declared
Common ($1.28 per share)					(677)				(677)
Preferred					(188)				(188)
Preferred stock discount accretion			4		(4)
Redemption of noncontrolling interests (b)					(7)			(368)	(375)
Common stock activity	1	5		64					69
Treasury stock activity	3			(49)			146		97
Preferred stock redemption – Series L (c)			(150)						(150)
Preferred stock issuance – Series R (d)			496						496
Other				102				(698)	(596)
Balance at September 30, 2013 (e)	532	$2,695	$3,940	$12,310	$22,474	$47	$(423)	$1,704	$42,747
Balance at December 31, 2013	533	$2,698	$3,941	$12,416	$23,325	$436	$(408)	$1,689	$44,097
Cumulative effect of adopting ASU 2014-01 (a)					(74)			14	(60)
Cumulative effect of adopting ASC 860-50 (f)					2				2
Balance at January 1, 2014	533	$2,698	$3,941	$12,416	$23,253	$436	$(408)	$1,703	$44,039
Net income					3,148			2	3,150
Other comprehensive income (loss), net of tax						291			291
Cash dividends declared
Common ($1.40 per share)					(748)				(748)
Preferred					(185)				(185)
Preferred stock discount accretion			4		(4)
Common stock activity	1	5		56					61
Treasury stock activity	(6)			12			(523)		(511)
Other				89				(191)	(102)
Balance at September 30, 2014 (e)	528	$2,703	$3,945	$12,573	$25,464	$727	$(931)	$1,514	$45,995
(a)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits. See Note 1 Accounting Policies for further detail of the adoption.
(b)	Relates to the redemption of REIT preferred securities in the first quarter of 2013. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities for additional information in our Notes To Consolidated Financial Statements under Item 8 of our 2013 Form 10-K.
(c)	1,500 Series L preferred shares with a $1 par value were redeemed on April 19, 2013.
(d)	5,000 Series R preferred shares with a $1 par value were issued on May 7, 2013.
(e)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(f)	Amount represents the cumulative impact of our January 1, 2014 irrevocable election to prospectively measure all classes of commercial MSRs at fair value. See Note 1 Accounting Policies in Part 1. Item 1 of our Form 10-Q for the quarter ended March 31, 2014 and Note 9 Goodwill and Other Intangible Assets in this Report for more information on this election.

The PNC Financial Services Group, Inc. – Form 10-Q    133

Table 119: Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at June 30, 2013	$895	$(332)	$563
Third Quarter 2013 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(77)	31	(46)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	(3)	1	(2)
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(6)	2	(4)
Net unrealized gains (losses) on non-OTTI securities	(68)	28	(40)
Balance at September 30, 2013	827	(304)	523
Balance at June 30, 2014	1,048	(385)	663
Third Quarter 2014 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(125)	46	(79)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	7	(3)	4
Net unrealized gains (losses) on non-OTTI securities	(132)	49	(83)
Balance at September 30, 2014	$916	$(336)	$580
Net unrealized gains (losses) on OTTI securities
Balance at June 30, 2013	$(99)	$37	$(62)
Third Quarter 2013 activity
Increase in net unrealized gains (losses) on OTTI securities	56	(20)	36
Less: OTTI losses realized on securities reclassified to noninterest income	(2)	1	(1)
Net unrealized gains (losses) on OTTI securities	58	(21)	37
Balance at September 30, 2013	(41)	16	(25)
Balance at June 30, 2014	143	(51)	92
Third Quarter 2014 activity
Increase in net unrealized gains (losses) on OTTI securities	14	(5)	9
Less: OTTI losses realized on securities reclassified to noninterest income	(1)	1	—
Net unrealized gains (losses) on OTTI securities	15	(6)	9
Balance at September 30, 2014	$158	$(57)	$101
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at June 30, 2013	$523	$(191)	$332
Third Quarter 2013 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	75	(28)	47
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	63	(23)	40
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	16	(6)	10
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	27	(10)	17
Net unrealized gains (losses) on cash flow hedge derivatives	(31)	11	(20)
Balance at September 30, 2013	492	(180)	312
Balance at June 30, 2014	460	(168)	292
Third Quarter 2014 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(17)	6	(11)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	61	(22)	39
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	3	(1)	2
Net unrealized gains (losses) on cash flow hedge derivatives	(81)	29	(52)
Balance at September 30, 2014	$379	$(139)	$240

134    The PNC Financial Services Group, Inc. – Form 10-Q

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at June 30, 2013	$(1,173)	$429	$(744)
Third Quarter 2013 activity
Net pension and other postretirement benefit plan activity	(1)		(1)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	24	(8)	16
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)	1	(1)
Total Third Quarter 2013 activity	21	(7)	14
Balance at September 30, 2013	(1,152)	422	(730)
Balance at June 30, 2014	(283)	103	(180)
Third Quarter 2014 activity
Amortization of actuarial loss (gain) reclassified to other noninterest expense	1		1
Amortization of prior service cost (credit) reclassified to other noninterest expense	(3)	1	(2)
Total Third Quarter 2014 activity	(2)	1	(1)
Balance at September 30, 2014	$(285)	$104	$(181)
Other
Balance at June 30, 2013	$(54)	$10	$(44)
Third Quarter 2013 Activity
PNC’s portion of BlackRock’s OCI	3	8	11
Net investment hedge derivatives (b)	(55)	21	(34)
Foreign currency translation adjustments	55	(21)	34
Total Third Quarter 2013 activity	3	8	11
Balance at September 30, 2013	(51)	18	(33)
Balance at June 30, 2014	(13)	27	14
Third Quarter 2014 Activity
PNC’s portion of BlackRock’s OCI	(10)	4	(6)
Net investment hedge derivatives (b)	51	(19)	32
Foreign currency translation adjustments (c)	(53)		(53)
Total Third Quarter 2014 activity	(12)	(15)	(27)
Balance at September 30, 2014	$(25)	$12	$(13)
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.
(c)	As of September 30, 2013, PNC made an assertion under ASC 740—Income Taxes that the earnings of PNC’s Luxembourg-UK lending business were indefinitely reinvested; thereafter, no U.S. deferred income tax has been recorded on the foreign currency translation of the investment.

The PNC Financial Services Group, Inc. – Form 10-Q    135

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at December 31, 2012	$1,858	$(681)	$1,177
2013 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(963)	352	(611)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	22	(8)	14
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	46	(17)	29
Net unrealized gains (losses) on non-OTTI securities	(1,031)	377	(654)
Balance at September 30, 2013	827	(304)	523
Balance at December 31, 2013	647	(238)	409
2014 activity
Increase in net unrealized gains (losses) on non-OTTI securities	296	(108)	188
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	21	(8)	13
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	6	(2)	4
Net unrealized gains (losses) on non-OTTI securities	269	(98)	171
Balance at September 30, 2014	$916	$(336)	$580
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2012	$(195)	$72	$(123)
2013 activity
Increase in net unrealized gains (losses) on OTTI securities	138	(50)	88
Less: OTTI losses realized on securities reclassified to noninterest income	(16)	6	(10)
Net unrealized gains (losses) on OTTI securities	154	(56)	98
Balance at September 30, 2013	(41)	16	(25)
Balance at December 31, 2013	36	(12)	24
2014 activity
Increase in net unrealized gains (losses) on OTTI securities	118	(43)	75
Less: OTTI losses realized on securities reclassified to noninterest income	(4)	2	(2)
Net unrealized gains (losses) on OTTI securities	122	(45)	77
Balance at September 30, 2014	$158	$(57)	$101
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2012	$911	$(333)	$578
2013 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(104)	38	(66)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	216	(79)	137
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	49	(18)	31
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	50	(18)	32
Net unrealized gains (losses) on cash flow hedge derivatives	(419)	153	(266)
Balance at September 30, 2013	492	(180)	312
Balance at December 31, 2013	384	(141)	243
2014 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	193	(72)	121
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	191	(70)	121
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	9	(4)	5
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	(2)	—	(2)
Net unrealized gains (losses) on cash flow hedge derivatives	(5)	2	(3)
Balance at September 30, 2014	$379	$(139)	$240

136    The PNC Financial Services Group, Inc. – Form 10-Q

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2012	$(1,226)	$449	$(777)
2013 Activity
Net pension and other postretirement benefit plan activity	11	(4)	7
Amortization of actuarial loss (gain) reclassified to other noninterest expense	71	(26)	45
Amortization of prior service cost (credit) reclassified to other noninterest expense	(8)	3	(5)
Total 2013 activity	74	(27)	47
Balance at September 30, 2013	(1,152)	422	(730)
Balance at December 31, 2013	(374)	137	(237)
2014 Activity
Net pension and other postretirement benefit plan activity	93	(35)	58
Amortization of actuarial loss (gain) reclassified to other noninterest expense	3	(1)	2
Amortization of prior service cost (credit) reclassified to other noninterest expense	(7)	3	(4)
Total 2014 Activity	89	(33)	56
Balance at September 30, 2014	$(285)	$104	$(181)
Other
Balance at December 31, 2012	$(41)	$20	$(21)
2013 Activity
PNC’s portion of BlackRock’s OCI	(8)	(3)	(11)
Net investment hedge derivatives (b)	1		1
Foreign currency translation adjustments	(3)	1	(2)
Total 2013 activity	(10)	(2)	(12)
Balance at September 30, 2013	(51)	18	(33)
Balance at December 31, 2013	(20)	17	(3)
2014 Activity
PNC’s portion of BlackRock’s OCI	(3)	2	(1)
Net investment hedge derivatives (b)	18	(7)	11
Foreign currency translation adjustments (c)	(20)		(20)
Total 2014 activity	(5)	(5)	(10)
Balance at September 30, 2014	$(25)	$12	$(13)
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.
(c)	As of September 30, 2013, PNC made an assertion under ASC 740—Income Taxes that the earnings of PNC’s Luxembourg-UK lending business were indefinitely reinvested; thereafter, no U.S. deferred income tax has been recorded on the foreign currency translation of the investment.

Table 120: Accumulated Other Comprehensive Income (Loss) Components

	September 30, 2014		December 31, 2013
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains (losses) on non-OTTI securities	$916	$580	$647	$409
Net unrealized gains (losses) on OTTI securities	158	101	36	24
Net unrealized gains (losses) on cash flow hedge derivatives	379	240	384	243
Pension and other postretirement benefit plan adjustments	(285)	(181)	(374)	(237)
Other	(25)	(13)	(20)	(3)
Accumulated other comprehensive income (loss)	$1,143	$727	$673	$436

The PNC Financial Services Group, Inc. – Form 10-Q    137

NOTE 15 INCOME TAXES

The net operating loss carryforwards at September 30, 2014 and December 31, 2013 follow:

Table 121: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	September 30 2014	December 31 2013
Net Operating Loss Carryforwards:
Federal	$1,037	$1,116
State	2,723	2,958
Tax Credit Carryforwards:
Federal	$84	$221
State	9	7

The federal net operating loss carryforward expires in 2032. The state net operating loss carryforwards will expire from 2014 to 2031. The majority of the tax credit carryforwards expire in 2033. All federal and most state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. It is anticipated that the company will be able to fully utilize its carryforwards for federal tax purposes, but a valuation allowance of $65 million has been recorded against certain state tax carryforwards as of September 30, 2014. ASU 2013-11, which was adopted as of January 1, 2014, requires entities to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryover. If these tax positions were successfully challenged by a state, the state net operating losses listed above could be reduced by $60 million.

Examinations are substantially completed for PNC’s consolidated federal income tax returns for 2007 through 2010 and are effectively settled. The Internal Revenue Service (IRS) is currently examining PNC’s 2011 through 2013 returns. National City’s consolidated federal income tax returns through 2008 have been audited by the IRS. Certain adjustments remain under review by the IRS Appeals Division for years 2004 through 2008.

The Company had unrecognized tax benefits of $80 million at September 30, 2014 and $110 million at December 31, 2013. At September 30, 2014, $66 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $59 million within the next twelve months.

ASU 2014-01 was adopted effective January 1, 2014. Under this standard, amortization of investments in qualified low income housing tax credits is reported within income tax expense. Certain amounts for 2013 periods including income tax provision have been updated to reflect the adoption.

NOTE 16 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 16 as well as those matters disclosed in Note 23 Legal Proceedings in Part II, Item 8 of our 2013 Form 10-K and Note 16 Legal Proceedings in Part I, Item 1 of our Forms 10-Q for the quarters ended March 31 and June 30, 2014 (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2014, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $750 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

In our experience, legal proceedings are inherently unpredictable. One or more of the following factors frequently contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental investigations and inquiries, the possibility of fines and penalties); the matter presents meaningful legal uncertainties, including novel issues of law; we have not engaged in meaningful settlement discussions; discovery has not started or is not complete; there are significant facts in dispute; the possible outcomes may not be

138    The PNC Financial Services Group, Inc. – Form 10-Q

amenable to the use of statistical or quantitative analytical tools; predicting possible outcomes depends on making assumptions about future decisions of courts or regulatory bodies or the behavior of other parties; and there are a large number of parties named as defendants (including where it is uncertain how damages or liability, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for us to estimate losses or ranges of losses that it is reasonably possible we could incur.

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

Overdraft Litigation

In October 2014, in Dasher v. RBC Bank (10-cv-22190-JLK), currently pending for pre-trial proceedings in the United States District Court for the Southern District of Florida under the caption In re Checking Account Overdraft Litigation (MDL No. 2036, Case No. 1:09-MD-02036-JLK ), the United States Supreme Court denied our petition for a writ of certiorari seeking review of the ruling by the United States Court of Appeals for the Eleventh Circuit. Accordingly, the stay of the court of appeals’ ruling is no longer in effect.

Captive Mortgage Reinsurance Litigation

In August 2014, in White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928), the court denied our motion to dismiss. We then filed an uncontested motion to stay all proceedings pending the outcome of another matter currently on appeal before the United States Court of Appeals for the Third Circuit that involves overlapping issues. In September 2014, the district court granted the stay. In October 2014, the court of appeals decided the other matter. Proceedings have not yet resumed in the district court in our matter.

Lender Placed Insurance Litigation

In August 2014, the United States District Court for the Southern District of Florida granted in part and denied in part PNC’s motion to dismiss in Montoya, et al. v. PNC Bank, N.A., et al. (Case No. 1:14-cv-20474-JEM). Specifically, the court dismissed the breach of contract, Florida deceptive and unfair trade practices, and federal TILA and RICO claims, although it allowed the RICO claims to be re-pled. The remaining claims are state claims for breach of the covenant of good faith, unjust enrichment, the New Jersey Consumer Fraud Act, and breach of fiduciary duty. Thereafter, in September 2014, on plaintiffs’ uncontested motions, the plaintiff in Lauren vs. PNC Bank, N.A., et al. (Case No. 2:14-cv-00230), pending in the United States District Court for the Southern District of Ohio, voluntarily dismissed the lawsuit and a third amended complaint in Montoya was filed adding Lauren as a plaintiff there. In October 2014, PNC moved to partially dismiss the third amended complaint. The motion to dismiss seeks dismissal of the re-pleaded RICO claims and plaintiff Lauren’s state law claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. At the same time, PNC also moved to strike the plaintiffs’ nationwide class allegations with respect to the state law claims. Shortly thereafter, the plaintiffs stipulated to this relief, as a result of which the plaintiffs’ state law claims are now being brought solely as statewide class action claims in the three states in which the plaintiffs reside.

Patent Infringement Litigation

In Intellectual Ventures I LLC and Intellectual Ventures II LLC v. PNC Bank Financial Services Group, Inc., PNC Bank NA, and PNC Merchant Services Company, LP (Case No. 2:14-cv-00832-AKS), the United States District Court for the Western District of Pennsylvania has stayed the case pending the PTO’s consideration of various review petitions of the patents at issue in this case, as well as the review of the patents at issue in the other lawsuit pending in the same court (Intellectual Ventures I LLC and Intellectual Ventures II LLC vs. PNC Financial Services Group, Inc., and PNC Bank, NA, (Case No. 2:13-cv-00740-AJS)) and the appeals from any PTO decisions.

The PNC Financial Services Group, Inc. – Form 10-Q    139

Mortgage Repurchase Litigation

In October 2014, the United States District Court for the District of Minnesota granted our motion to dismiss with prejudice the breach of contract claims in the amended complaint in Residential Funding Company, LLC v. PNC Bank, N.A., et al. (Civil No. 13-3498-JRT-JSM) with respect to loans sold before May 14, 2006 and otherwise denied our motion to dismiss.

Pre-need Funeral Arrangements

In September 2014, the plaintiffs in Jo Ann Howard, P.C., et al. v. Cassity, et al. (No. 4:09-CV-1252-ERW) (currently pending in the United States District Court for the Eastern District of Missouri) filed a motion seeking leave to amend their complaint to reassert aiding and abetting claims previously dismissed by the court in 2012.

Other Regulatory and Governmental Inquiries

PNC is the subject of investigations, audits and other forms of regulatory and governmental inquiry covering a broad range of issues in our banking, securities and other financial services businesses, in some cases as part of reviews of specified activities at multiple industry participants. Over the last few years, we have experienced increases in regulatory and governmental investigations, audits and other inquiries. Areas of current regulatory or governmental inquiry with respect to PNC include consumer protection, fair lending, mortgage origination and servicing, mortgage and non mortgage-related insurance and reinsurance, municipal finance activities, conduct by broker-dealers, automobile lending practices, and participation in government insurance or guarantee programs, some of which are described in Prior Disclosure. These inquiries, including those described in Prior Disclosure, may lead to administrative, civil or criminal proceedings, and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs.

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

140    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 17 COMMITMENTS AND GUARANTEES

Equity Funding and Other Commitments

During the first nine months of 2014, financial support to private equity investments including existing direct portfolio companies and indirect private equity investments of $50 million was provided. Of this amount, $20 million was provided to satisfy contingent fundings to various direct investments and capital calls for commitments to various indirect private equity investments. Support to direct investments is generally to provide for growth financing or to support acquisitions or recapitalizations.

Unfunded obligations at September 30, 2014 included unfunded commitments to various private equity investments of $145 million and additional obligations to direct portfolio investments of $9 million.

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

Table 122: Net Outstanding Standby Letters of Credit

Dollars in billions	September 30 2014	December 31 2013
Net outstanding standby letters of credit (a)	$10.2	$10.5
Internal credit ratings (as a percentage of portfolio):
Pass (b)	95%	96%
Below pass (c)	5%	4%
(a)	The amounts above include $5.6 billion and $6.6 billion which support remarketing programs at September 30, 2014 and December 31, 2013, respectively.
(b)	Indicates that expected risk of loss is currently low.
(c)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2014 had terms ranging from less than 1 year to 8 years.

As of September 30, 2014, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $191 million at September 30, 2014.

Standby Bond Purchase Agreements and Other Liquidity Facilities

We enter into standby bond purchase agreements to support municipal bond obligations. At September 30, 2014, the aggregate of our commitments under these facilities was $1.1 billion. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. There were no commitments under these facilities at September 30, 2014.

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

In the ordinary course of business, we enter into contracts with third parties under which the third parties provide services on

The PNC Financial Services Group, Inc. – Form 10-Q    141

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

In September 2014, Visa funded $450 million into its litigation escrow account and reduced the conversion rate of Visa B to A shares. We continue to have an obligation to indemnify Visa for judgments and settlements for the remaining specified litigation.

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

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At September 30, 2014 and December 31, 2013, the unpaid principal balance outstanding of loans sold as a participant in these programs was $11.8 billion and $11.7 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.6 billion at both September 30, 2014 and December 31, 2013.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $36 million as of September 30, 2014 and $33 million as of December 31, 2013, respectively, and is included in Other liabilities on our Consolidated Balance Sheet. The comparable reserve as of September 30, 2013 was $38 million.

If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Table 123: Analysis of Commercial Mortgage Recourse Obligations

In millions	2014	2013
January 1	$33	$43
Reserve adjustments, net	3	(5)
September 30	$36	$38

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

142    The PNC Financial Services Group, Inc. – Form 10-Q

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At September 30, 2014 and December 31, 2013, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $132 million and $153 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during 2014 and 2013 follows:

Table 124: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2014			2013
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)(c)	Total
January 1	$131	$22	$153	$614	$58	$672
Reserve adjustments, net	(4)	14	10	71	(2)	69
Losses – loan repurchases and private investor settlements	(19)	(12)	(31)	(214)	(33)	(247)
September 30	$108	$24	$132	$471	$23	$494
(a)	Repurchase obligation associated with sold loan portfolios of $86.1 billion and $97.9 billion at September 30, 2014 and September 30, 2013, respectively.
(b)	Repurchase obligation associated with sold loan portfolios of $2.6 billion and $2.9 billion at September 30, 2014 and September 30, 2013, respectively. PNC is no longer engaged in the brokered home equity lending business, which was acquired with National City.
(c)	In prior periods, the unpaid principal balance of loans serviced for home equity loans/lines of credit in (b) above reflected the outstanding balance at the time of charge-off. During the second quarter of 2014, we corrected the outstanding principal balance to reflect the unpaid principal balance as of the reporting date. Accordingly, the prior period amount as of September 30, 2013 was reduced by $.8 billion.

Management believes the indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of September 30, 2014. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices and other economic conditions. At September 30, 2014, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $91 million for our portfolio of residential mortgage loans sold. At September 30,

2014, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines of credit sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

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

The PNC Financial Services Group, Inc. – Form 10-Q    143

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard and borrower and lender paid mortgage insurance, of which all programs are in run-off. Aggregate maximum exposure up to the specified limits for all reinsurance contracts is as follows:

Table 125: Reinsurance Agreements Exposure (a)

In millions	September 30 2014	December 31 2013
Accidental Death & Dismemberment	$1,803	$1,902
Credit Life, Accident & Health	505	621
Lender Placed Hazard (b) (c)	2,181	2,679
Borrower and Lender Paid Mortgage Insurance	47	133
Maximum Exposure	$4,536	$5,335
Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	1%	2%
Quota Share	99%	98%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$504	$620
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur, PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.
(c)	Program has been placed into run-off for coverage issued or renewed on or after June 1, 2014 with policy terms one year or less.

A rollforward of the reinsurance reserves for probable losses for the first nine months 2014 and 2013 follows:

Table 126: Reinsurance Reserves – Rollforward

In millions	2014	2013
January 1	$32	$61
Paid Losses	(17)	(30)
Net Provision	10	15
Changes to Agreements	(10)
September 30	$15	$46

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

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At September 30, 2014, the reasonably possible loss above our accrual was not material.

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

In accordance with the disclosure requirements of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, Table 127 shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 127. The amounts reported in Table 127 exclude the fair value adjustment on the structured resale agreements of $8 million and $11 million at September 30, 2014 and December 31, 2013, respectively, that we have elected to account for at fair value. Refer to Note 8 Fair Value for additional information regarding the structured resale agreements at fair value.

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

144    The PNC Financial Services Group, Inc. – Form 10-Q

Table 127: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale Agreements (a) (b)	Securities Collateral Held Under Master Netting Agreements (c)	Net Amounts (b)
Resale Agreements
September 30, 2014	$1,546		$1,546	$1,462	$84
December 31, 2013	1,542		1,542	1,453	89

In millions	Gross Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Repurchase Agreements (d) (e)	Securities Collateral Pledged Under Master Netting Agreements (c)	Net Amounts (e)
Repurchase Agreements
September 30, 2014	$3,429		$3,429	$2,544	$885
December 31, 2013	4,183		4,183	3,166	1,017
(a)	Represents the resale agreement amount included in Federal funds sold and resale agreements on our Consolidated Balance Sheet and the related accrued interest income in the amount of $1 million at both September 30, 2014 and December 31, 2013, respectively, which is included in Other Assets on the Consolidated Balance Sheet.
(b)	These amounts include certain long term resale agreements of $84 million at September 30, 2014 and $89 million at December 31, 2013, respectively, which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(c)	In accordance with the requirements of ASU 2011-11, represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(d)	Represents the repurchase agreement amount included in Federal funds purchased and repurchase agreements on our Consolidated Balance Sheet and the related accrued interest expense in the amount of less than $1 million at both September 30, 2014 and December 31, 2013, which is included in Other Liabilities on the Consolidated Balance Sheet.
(e)	These amounts include overnight repurchase agreements of $885 million and $966 million at September 30, 2014 and December 31, 2013, respectively, entered into with municipalities, pension plans, and certain trusts and insurance companies as well as certain long term repurchase agreements of $50 million at December 31, 2013, which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting. There were no long term repurchase agreements as of September 30, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    145

NOTE 18 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

146    The PNC Financial Services Group, Inc. – Form 10-Q

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

Corporate & Institutional Banking provides lending, treasury management, capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting, and global trade services. Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory and equity capital markets advisory and related services to middle-market companies. We also provide commercial loan servicing, and real estate advisory and technology solutions, for the commercial real estate finance industry. Products and services are generally provided within our primary geographic markets, with certain products and services offered nationally and internationally.

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

Residential Mortgage Banking directly originates first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint. Mortgage loans represent loans collateralized by one-to-four-

family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and sold, servicing retained, to secondary mortgage conduits of FNMA, FHLMC, Federal Home Loan Banks and third-party investors, or are securitized and issued under the GNMA program. The mortgage servicing operation performs all functions related to servicing mortgage loans, primarily those in first lien position, for various investors and for loans owned by PNC.

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

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At September 30, 2014, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $214 million and $187 million during the first nine months of 2014 and 2013, respectively.

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit, and a small commercial/commercial real estate loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

The PNC Financial Services Group, Inc. – Form 10-Q    147

Table 128: Results Of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other (a)	Consolidated (a)
2014
Income Statement
Net interest income	$983	$890	$72	$38		$146	$(25)	$2,104
Noninterest income	536	464	205	147	$196	6	183	1,737
Total revenue	1,519	1,354	277	185	196	152	158	3,841
Provision for credit losses (benefit)	74	(4)	(4)	(1)		(8)	(2)	55
Depreciation and amortization	43	33	10	3			105	194
Other noninterest expense	1,132	495	199	165		30	142	2,163
Income (loss) before income taxes and noncontrolling interests	270	830	72	18	196	130	(87)	1,429
Income taxes (benefit)	97	281	26	6	50	48	(117)	391
Net income	$173	$549	$46	$12	$146	$82	$30	$1,038
Inter-segment revenue	$2	$13	$3	$13	$4	$(7)	$(28)
Average Assets (b)	$74,682	$123,671	$7,775	$7,418	$6,562	$8,231	$101,106	$329,445
2013
Income Statement
Net interest income	$1,005	$914	$74	$46		$161	$34	$2,234
Noninterest income	557	411	188	208	$155	20	147	1,686
Total revenue	1,562	1,325	262	254	155	181	181	3,920
Provision for credit losses (benefit)	152	30	(4)			(43)	2	137
Depreciation and amortization	47	33	11	2			86	179
Other noninterest expense	1,104	462	181	208		33	227	2,215
Income (loss) before income taxes and noncontrolling interests	259	800	74	44	155	191	(134)	1,389
Income taxes (benefit)	94	258	27	16	37	70	(141)	361
Net income	$165	$542	$47	$28	$118	$121	$7	$1,028
Inter-segment revenue		$2	$3	$2	$4	$(2)	$(9)
Average Assets (b)	$75,215	$112,567	$7,445	$9,317	$6,102	$9,701	$82,853	$303,200

148    The PNC Financial Services Group, Inc. – Form 10-Q

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other (a)	Consolidated (a)
2014
Income Statement
Net interest income	$2,936	$2,681	$215	$115		$425	$56	$6,428
Noninterest income	1,591	1,255	611	503	$528	22	490	5,000
Total revenue	4,527	3,936	826	618	528	447	546	11,428
Provision for credit losses (benefit)	223	86	2	(1)		(99)	10	221
Depreciation and amortization	131	96	31	9			293	560
Other noninterest expense	3,299	1,424	579	541		86	460	6,389
Income (loss) before income taxes and noncontrolling interests	874	2,330	214	69	528	460	(217)	4,258
Income taxes (benefit)	318	788	78	25	129	169	(399)	1,108
Net income	$556	$1,542	$136	$44	$399	$291	$182	$3,150
Inter-segment revenue	$4	$18	$9	$25	$12	$(15)	$(53)
Average Assets (b)	$75,264	$121,232	$7,687	$7,889	$6,562	$8,563	$96,681	$323,878
2013
Income Statement
Net interest income	$3,066	$2,752	$217	$145		$528	$173	$6,881
Noninterest income	1,533	1,273	554	628	$442	47	581	5,058
Total revenue	4,599	4,025	771	773	442	575	754	11,939
Provision for credit losses (benefit)	462	4	2	24		38		530
Depreciation and amortization	139	97	32	8			255	531
Other noninterest expense	3,299	1,377	538	594		126	702	6,636
Income (loss) before income taxes and noncontrolling interests	699	2,547	199	147	442	411	(203)	4,242
Income taxes (benefit)	256	852	73	54	104	151	(386)	1,104
Net income	$443	$1,695	$126	$93	$338	$260	$183	$3,138
Inter-segment revenue	$2	$13	$9	$5	$12	$(7)	$(34)
Average Assets (b)	$74,620	$112,152	$7,289	$10,170	$6,102	$10,238	$82,261	$302,832
(a)	Amounts for 2013 periods have been updated to reflect first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Period-end balances for BlackRock.

NOTE 19 SUBSEQUENT EVENTS

On October 16, 2014, the parent company established a $5.0 billion commercial paper program to provide additional liquidity. Following the establishment of this program, PNC Funding Corp terminated its $3.0 billion commercial paper program.

On October 30, 2014, PNC Bank, N.A., issued $500 million of senior notes with a maturity date of October 30, 2024. Interest is payable semi-annually, at a fixed rate of 3.30%, on April 30 and October 30 of each year, beginning on April 30, 2015.

On October 30, 2014, PNC Bank, N.A., issued an additional $750 million of senior notes with a maturity date of October 18, 2019. Interest is payable semi-annually, at a fixed rate of 2.40%, on April 18 and October 18 of each year, beginning on April 18, 2015. These notes form part of the same series as, and are fungible with, the outstanding 2.40% senior notes issued on September 18, 2014. Following the issuance of these additional notes, the aggregate principal amount of such series was $1.25 billion.

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
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency (a)	$19,344	$382	2.63%	$23,265	$423	2.42%
Non-agency	5,199	192	4.92	5,925	246	5.54
Commercial mortgage-backed (a)	5,339	143	3.56	5,108	169	4.40
Asset-backed	5,399	78	1.92	5,872	82	1.86
U.S. Treasury and government agencies	4,734	41	1.16	2,265	28	1.64
State and municipal	2,220	73	4.40	2,242	72	4.30
Other debt	2,096	38	2.39	2,669	49	2.45
Corporate stocks and other	392		.10	337		.12
Total securities available for sale	44,723	947	2.82	47,683	1,069	2.99
Securities held to maturity
Residential mortgage-backed	5,903	155	3.49	3,923	104	3.54
Commercial mortgage-backed	2,584	76	3.93	3,513	117	4.46
Asset-backed	956	11	1.60	957	12	1.70
U.S. Treasury and government agencies	242	7	3.80	233	7	3.79
State and municipal	1,618	67	5.50	646	27	5.55
Other	331	7	2.91	349	8	2.87
Total securities held to maturity	11,634	323	3.70	9,621	275	3.81
Total investment securities	56,357	1,270	3.00	57,304	1,344	3.13
Loans
Commercial	91,321	2,286	3.30	85,326	2,448	3.78
Commercial real estate	22,468	689	4.04	19,092	701	4.84
Equipment lease financing	7,548	202	3.58	7,296	223	4.07
Consumer	62,636	1,965	4.19	61,761	2,060	4.46
Residential real estate	14,586	546	5.00	14,944	577	5.14
Total loans	198,559	5,688	3.80	188,419	6,009	4.23
Interest-earning deposits with banks	16,341	29	.24	3,041	6	.24
Loans held for sale	2,095	73	4.65	3,140	126	5.37
Federal funds sold and resale agreements	1,336	4	.39	992	6	.77
Other	5,045	170	4.49	4,433	160	4.86
Total interest-earning assets/interest income	279,733	7,234	3.43	257,329	7,651	3.95
Noninterest-earning assets:
Allowance for loan and lease losses	(3,515)			(3,839)
Cash and due from banks	3,867			3,969
Other	43,793			45,373
Total assets	$323,878			$302,832
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$74,777	100	.18	$69,567	95	.18
Demand	43,023	16	.05	39,805	14	.05
Savings	11,848	9	.10	10,935	8	.10
Retail certificates of deposit	19,951	111	.74	22,657	139	.82
Time deposits in foreign offices and other time	2,158	3	.18	2,077	7	.43
Total interest-bearing deposits	151,757	239	.21	145,041	263	.24
Borrowed funds
Federal funds purchased and repurchase agreements	3,634	2	.09	3,804	4	.15
Federal Home Loan Bank borrowings	14,215	53	.49	7,697	31	.54
Bank notes and senior debt	13,682	149	1.44	10,873	144	1.74
Subordinated debt	8,475	161	2.53	7,196	153	2.84
Commercial paper	4,903	11	.29	7,443	13	.23
Other	2,711	51	2.48	1,981	39	2.59
Total borrowed funds	47,620	427	1.19	38,994	384	1.31
Total interest-bearing liabilities/interest expense	199,377	666	.44	184,035	647	.47
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	68,976			65,485
Allowance for unfunded loan commitments and letters of credit	234			243
Accrued expenses and other liabilities	10,155			11,018
Equity	45,136			42,051
Total liabilities and equity	$323,878			$302,832
Interest rate spread			2.99			3.48
Impact of noninterest-bearing sources			.13			.14
Net interest income/margin		$6,568	3.12%		$7,004	3.62%

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

(a)	These lines items were corrected for all periods presented due to a misclassification of Government National Mortgage Association (GNMA) securities collateralized by project loans, which were previously reported as residential mortgage-backed agency securities and have been reclassified to commercial mortgage-backed securities.

150    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet And Net Interest Analysis (Continued)
Third Quarter 2014			Second Quarter 2014			Third Quarter 2013
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$18,134	$120	2.64%	$19,207	$125	2.62%	$22,605	$131	2.33%
5,021	58	4.64	5,204	68	5.19	5,862	83	5.70
5,147	47	3.61	5,295	48	3.59	5,418	51	3.65
5,207	26	2.01	5,400	27	1.96	5,962	28	1.87
5,142	13	1.01	4,883	15	1.20	2,013	10	1.90
1,913	19	3.98	2,104	22	4.27	2,354	20	4.24
1,763	11	2.41	2,028	12	2.35	2,630	15	2.38
404		.10	362		.11	339		.12
42,731	294	2.75	44,483	317	2.84	47,183	338	2.91

5,778	49	3.35	5,977	53	3.55	3,794	37	3.92
2,409	24	3.99	2,560	24	3.76	3,276	35	4.29
874	3	1.75	990	4	1.54	1,064	4	1.59
245	2	3.81	242	3	3.80	236	3	3.81
2,058	29	5.50	1,732	23	5.47	658	13	5.55
325	2	2.84	331	2	2.87	346	3	2.90
11,689	109	3.73	11,832	109	3.69	9,374	95	3.86
54,420	403	2.96	56,315	426	3.02	56,557	433	3.06

92,547	751	3.17	91,866	751	3.24	86,456	800	3.62
22,961	229	3.90	22,775	232	4.04	19,558	232	4.64
7,610	66	3.48	7,564	68	3.61	7,296	68	3.75
62,351	654	4.16	62,472	649	4.16	62,277	677	4.31
14,359	180	5.03	14,556	177	4.86	14,918	187	5.00
199,828	1,880	3.71	199,233	1,877	3.75	190,505	1,964	4.06
22,108	12	.23	14,650	10	.27	4,626	3	.22
2,272	26	4.48	2,060	24	4.79	3,071	41	5.34
1,409	2	.38	1,184	1	.49	664	2	1.10
4,914	52	4.24	4,927	65	5.26	4,183	48	4.54
284,951	2,375	3.30	278,369	2,403	3.44	259,606	2,491	3.79

(3,445)			(3,512)			(3,761)
3,934			3,776			3,984
44,005			43,887			43,371
$329,445			$322,520			$303,200

$76,014	35	.18	$74,261	33	.18	$70,557	32	.18
43,112	6	.05	43,316	5	.05	39,866	5	.05
12,152	3	.12	11,976	4	.10	11,007	3	.10
19,317	36	.73	20,012	37	.74	21,859	43	.79
2,235	1	.18	2,168	1	.17	1,804	1	.22
152,830	81	.21	151,733	80	.21	145,093	84	.23

3,319		.08	3,343	1	.07	2,967	1	.15
15,328	19	.48	14,193	17	.50	8,208	10	.48
14,221	48	1.33	13,490	51	1.51	11,256	49	1.71
8,804	53	2.40	8,570	57	2.65	7,334	53	2.89
4,863	4	.30	4,917	4	.29	7,109	4	.22
2,801	19	2.62	2,591	17	2.60	1,792	13	2.91
49,336	143	1.14	47,104	147	1.24	38,666	130	1.33
202,166	224	.44	198,837	227	.45	183,759	214	.46

70,993			68,219			66,834
232			228			242
10,307			10,035			10,327
45,747			45,201			42,038
$329,445			$322,520			$303,200
		2.86			2.99			3.33
		.12			.13			.14
	$2,151	2.98%		$2,176	3.12%		$2,277	3.47%

Loan fees for the nine months ended September 30, 2014 and September 30, 2013 were $125 million and $167 million, respectively. Loan fees for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013 were $33 million, $33 million and $57 million, respectively.

Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the nine months ended September 30, 2014 and September 30, 2013 were $140 million and $123 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013 were $47 million, $47 million and $43 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    151

Estimated Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratio – 2013 Periods (a)

	Pro forma Fully Phased-In Basel III (b)
Dollars in millions	December 31 2013	September 30 2013
Common stock, related surplus and retained earnings, net of treasury stock	$38,031	$37,143
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(9,321)	(9,350)
Basel III total threshold deductions	(1,386)	(2,011)
Accumulated other comprehensive income (c)	196	(231)
All other adjustments (d)	(64)	(302)
Estimated Basel III Common equity Tier 1 capital	$27,456	$25,249
Estimated Basel III standardized approach risk-weighted assets (e)	$291,977	N/A
Estimated Basel III advanced approaches risk-weighted assets (f)	$290,080	$289,063
Estimated Basel III Common equity Tier 1 capital ratio	9.4%	8.7%
Risk-weighted assets utilized	Standardized	Advanced
(a)	Amounts have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	See Basel III Capital Ratios discussion in the Capital portion of the Consolidated Balance Sheet Review section of the Financial Review in Part I, Item 2 of this Report.
(c)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(d)	Includes adjustments as required based on whether the standardized approach or advanced approaches is utilized.
(e)	Basel III standardized approach risk-weighted assets were estimated based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(f)	Basel III advanced approaches risk-weighted assets were estimated based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets.

2013 Basel I Tier 1 Common Capital Ratio (a) (b)

Dollars in millions	December 31 2013	September 30 2013
Basel I Tier 1 common capital	$28,484	$27,540
Basel I risk-weighted assets	272,169	266,698
Basel I Tier 1 common capital ratio	10.5%	10.3%
(a)	Effective January 1, 2014, the Basel I Tier 1 common capital ratio no longer applies to PNC (except for stress testing purposes). Our 2013 Form 10-K included additional information regarding our Basel I capital ratios.
(b)	Amounts have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

152    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 16 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2013 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the third quarter of 2014 are included in the following table:

2014 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – 31	1,077	$85.27	1,063	17,322
August 1 – 31	1,334	$82.90	1,330	15,992
September 1 – 30	1,846	$86.48	1,841	14,151
Total	4,257	$85.05
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. See Note 15 Employee Benefit Plans and Note 16 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2013 Form 10-K for additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)	On October 4, 2007, our Board of Directors authorized the repurchase of up to 25 million shares of PNC common stock. The repurchases are made in open market or privately negotiated transactions and the repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. The timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process.

Our 2014 capital plan, submitted as part of the CCAR process and approved by the Federal Reserve, included share repurchase programs of up to $1.5 billion for the four quarter period beginning with the second quarter of 2014. This amount does not include share repurchases in connection with various employee benefit plans referenced in note (a). In the third quarter of 2014, in accordance with the 2014 capital plan, we repurchased 4.234 million shares of common stock on the open market, with an average price of $85.12 per share and an aggregate repurchase price of $360.4 million.

The PNC Financial Services Group, Inc. – Form 10-Q    153

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.51	Additional 2014 Forms of Employee Restricted Share Unit Agreements

10.52	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2015

10.53	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated effective January 1, 2015

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

Stock Listing

The common stock of The PNC Financial Services Group, Inc. is listed on the New York Stock Exchange under the symbol “PNC”.

Internet Information

The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About PNC – Investor Relations,” such as Investor Events, Quarterly Earnings, SEC Filings, Financial Information, Financial Press Releases, Regulatory Disclosures, and Message from the Chairman. Under “Investor Relations,” we will from time to time post information that we believe may be important or useful to investors. We use our Twitter account, @pncnews, as an additional way of disseminating public information from time to time to investors. We generally post the following on our corporate website shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and adjusted information and we provide GAAP reconciliations when we refer to adjusted information and results. Where applicable, we provide GAAP reconciliations for such additional information in materials for that event or in materials for other prior investor presentations or in our annual, quarterly or current reports. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information.

PNC is required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under a supervisory hypothetical severely adverse economic scenario, currently in March of each year, and under a PNC-developed hypothetical severely adverse

154    The PNC Financial Services Group, Inc. – Form 10-Q

economic scenario, currently in September of each year, as well as information concerning its capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. PNC is also required to make certain market risk-related public disclosures under the Federal banking agencies’ final market risk capital rule that implements the enhancements to the market risk framework adopted by the Basel Committee (commonly referred to as “Basel II.5”). In addition, pursuant to regulations adopted by the Federal Reserve and the OCC, PNC will be required to make additional regulatory capital-related disclosures beginning in 2015. Under these regulations, PNC may be able to satisfy at least a portion of these requirements through postings on its website, and PNC has done so and expects to continue to do so without also providing disclosure of this information through filings with the Securities and Exchange Commission.

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

	High	Low	Close	Cash Dividends Declared (a)
2014 Quarter
First	$87.80	$76.06	$87.00	$.44
Second	89.85	79.80	89.05	.48
Third	90.00	80.43	85.58	.48
Total				$1.40
2013 Quarter
First	$66.93	$58.96	$66.50	$.40
Second	74.19	63.69	72.92	.44
Third	77.93	71.48	72.45	.44
Fourth	78.36	70.63	77.58	.44
Total				$1.72
(a)	Our Board approved a third quarter 2014 cash dividend of $.48 per common share, which was payable on November 5, 2014.

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

The PNC Financial Services Group, Inc. – Form 10-Q    155

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

Registrar And Stock Transfer Agent

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 5, 2014 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

156    The PNC Financial Services Group, Inc. – Form 10-Q