Form 10-K
period 2014-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2015-03-02
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

Commission file number 001-09718

THE PNC FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1435979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PNC Plaza

249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code - (412) 762-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $5.00	New York Stock Exchange
Depositary Shares Each Representing a 1/4,000 Interest in a Share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P	New York Stock Exchange
Depositary Shares Each Representing a 1/4,000 Interest in a Share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q Warrants (expiring December 31, 2018) to purchase Common Stock	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2014, determined using the per share closing price on that date on the New York Stock Exchange of $89.05, was approximately $47.3 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant’s common stock outstanding at February 13, 2015: 520,689,714

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2014 Form 10-K

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2014 Form 10-K (continued)

TABLE OF CONTENTS (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2014 Form 10-K (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2014 Form 10-K (continued)

MD&A TABLE REFERENCE (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2014 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2014 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2014 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

PART I

Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. (PNC or the Corporation) has made and may continue to make written or oral forward-looking statements regarding our outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting PNC and its future business and operations or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the Report or Form 10-K) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Risk Management, Critical Accounting Estimates And Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7, and Note 21 Legal Proceedings and Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report. See page 99 for a glossary of certain terms used in this Report.

ITEM 1 – BUSINESS

Business Overview

Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial services companies in the United States. We have businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of our products and services nationally, as well as other products and services in our primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Virginia, Alabama, Missouri, Georgia, Wisconsin and South Carolina. We also provide certain products and services internationally. At December 31, 2014, our consolidated total assets, total deposits and total shareholders’ equity were $345.1 billion, $232.2 billion and $44.6 billion, respectively.

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

Review Of Business Segments

In addition to the following information relating to our lines of business, we incorporate the information under the captions Business Segment Highlights and Business Segments Review in Item 7 of this Report here by reference. Also, we include the financial and other information by business in Note 24 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented. Business segment results for periods prior to 2014 have been reclassified to reflect current methodologies and current business and management structure and to present those periods on the same basis.

Retail Banking provides deposit, lending, brokerage, investment management and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Virginia, Alabama, Missouri, Georgia, Wisconsin and South Carolina.

Our core strategy is to acquire and retain customers who maintain their primary checking and transaction relationships with PNC. We also seek revenue growth by deepening our share of our customers’ financial assets, such as savings and liquidity deposits, loans and investable assets, including retirement assets. A strategic priority for PNC is to redefine the retail banking business in response to changing customer preferences. A key element of this strategy is to expand the use of lower-cost alternative distribution channels while continuing to optimize the traditional branch network. In addition, we have a disciplined process to continually improve the engagement of both our employees and customers, which is a strong indicator of customer growth, retention and relationship expansion.

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory, equity capital markets advisory and related services. We also provide commercial loan servicing and real estate advisory and technology solutions for the commercial real estate finance industry. Products and services are generally provided within our primary geographic markets, with certain products and services offered nationally and internationally.

The PNC Financial Services Group, Inc. – Form 10-K 1

Corporate & Institutional Banking’s strategy is to be the leading relationship-based provider of traditional banking products and services to its customers through the economic cycles. We aim to expand our market share and drive higher returns by growing and deepening customer relationships while maintaining prudent risk and expense management.

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions, and trust management and administration for individuals and their families. Hawthorn provides multi-generational family planning including wealth strategy, investment management, private banking, tax and estate planning guidance, performance reporting and personal administration services to ultra high net worth families. Institutional asset management provides investment management, custody administration and retirement administration services. Institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments, primarily located in our geographic footprint.

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

Residential Mortgage Banking directly originates first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and either sold, servicing retained, or held on PNC’s balance sheet. Loan sales are primarily to secondary mortgage conduits of Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal Home Loan Banks and third-party investors, or are securitized and issued under the Government National Mortgage Association (GNMA) program, as described in more detail in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in Item 8 of this Report and included here by reference. The mortgage servicing operation performs all functions related to servicing mortgage loans, primarily those in first lien position, for various investors and for loans owned by PNC.

Residential Mortgage Banking is focused on adding value to the PNC franchise by building stronger customer relationships, providing quality investment loans and mortgage servicing opportunities, and delivering acceptable returns consistent with our desired risk appetite. A strategic priority for PNC is to build a stronger residential mortgage business offering seamless delivery to customers while improving efficiencies. Our national distribution capability provides volume that drives economies of scale, risk dispersion and cost-effective extension of the retail banking footprint for cross-selling opportunities.

BlackRock, in which we hold an equity investment, is a leading publicly traded investment management firm providing a broad range of investment and risk management services to institutional and retail clients worldwide. Using a diverse platform of active and index investment strategies across asset classes, BlackRock develops investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. BlackRock also offers an investment and risk management technology platform, risk analytics and advisory services and solutions to a broad base of institutional investors. We hold our equity investment in BlackRock as a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC).

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit and a small commercial/commercial real estate loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

Subsidiaries

Our corporate legal structure at December 31, 2014 consisted of one domestic subsidiary bank, including its subsidiaries, and approximately 80 active non-bank subsidiaries, in addition to various affordable housing investments. Our bank subsidiary is PNC Bank, National Association (PNC Bank), a national bank headquartered in Pittsburgh, Pennsylvania. For additional information on our subsidiaries, see Exhibit 21 to this Report.

2 The PNC Financial Services Group, Inc. – Form 10-K

Statistical Disclosure By Bank Holding Companies

The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	223-224
Analysis Of Year-To-Year Changes In Net Interest Income	225
Book Values Of Securities	43-44 and 146-151
Maturities And Weighted-Average Yield Of Securities	150-151
Loan Types	39-43, 129-130 and 226
Selected Loan Maturities And Interest Sensitivity	230
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	72-79, 116-119, 128-141 and 228
Potential Problem Loans And Loans Held For Sale	45 and 72-82
Summary Of Loan Loss Experience	80-82, 128-145 and 229
Assignment Of Allowance For Loan And Lease Losses	80-82 and 229
Average Amount And Average Rate Paid On Deposits	223-224
Time Deposits Of $100,000 Or More	174 and 230
Selected Consolidated Financial Data	30-31
Short-term borrowings – not included as average balances during 2014, 2013, and 2012 were less than 30% of total shareholders’ equity at the end of each period.

Supervision and Regulation

PNC is a bank holding company (BHC) registered under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under the Gramm-Leach-Bliley Act (GLB Act).

We are subject to numerous governmental regulations, some of which are highlighted below. See Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding our regulatory matters. Applicable laws and regulations restrict our permissible activities and investments, impose conditions and requirements on the products and services we offer and the manner in which they are offered and sold, and require compliance with protections for loan, deposit, brokerage, fiduciary, investment management and other customers, among other things. They also restrict our ability to repurchase stock or pay dividends, or to receive dividends from our bank subsidiary, and impose capital adequacy requirements. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions.

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

The Consumer Financial Protection Bureau (CFPB) is responsible for examining PNC Bank and its affiliates (including PNC) for compliance with most federal consumer financial protection laws, including the laws relating to fair lending and prohibiting unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products or services, and for enforcing such laws with respect to PNC Bank and its affiliates. The results of the CFPB’s examinations, which are not publicly available, also can result in restrictions or limitations on the operations of a regulated entity as well as enforcement actions against a regulated entity, including the imposition of monetary penalties and nonmonetary requirements.

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

The PNC Financial Services Group, Inc. – Form 10-K 3

foreign regulators have broad enforcement powers, and certain of the regulators have the power to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses, assets or deposits, or reconfigure existing operations.

We anticipate new legislative and regulatory initiatives over the next several years, focused specifically on banking and other financial services in which we are engaged. Legislative and regulatory developments to date, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of our business. The more detailed description of the significant regulations to which we are subject included in this Report is based on the current regulatory environment and is subject to potentially material change. See also the additional information included as Risk Factors in Item 1A of this Report discussing the impact of financial regulatory reform initiatives, including Dodd-Frank and regulations promulgated to implement it, on the regulatory environment for PNC and the financial services industry.

Among other areas that have been receiving a high level of regulatory focus over the last several years are compliance with the Bank Secrecy Act and anti-money laundering laws, the oversight of arrangements with third-party vendors and suppliers, the protection of confidential customer information, and cyber-security more generally. In addition, there is an increased focus on fair lending and other consumer protection issues.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which was signed into law on July 21, 2010, comprehensively reformed the regulation of financial institutions, products and services. Dodd-Frank requires various federal regulatory agencies to implement numerous new rules and regulations. Because federal agencies are granted broad discretion in drafting these rules and regulations, and many implementing rules have not yet been issued, have only been issued in proposed form, or have only recently been finalized, many of the details and much of the impact of Dodd-Frank may not be known for months or years. Among other things, Dodd-Frank established the CFPB; provided for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 regulatory capital; required that deposit insurance assessments be calculated based on an insured depository institution’s assets rather than its insured deposits; raised the minimum Designated Reserve Ratio (the balance in the Deposit Insurance Fund divided by estimated insured deposits) to 1.35%; established a comprehensive regulatory regime for the derivatives activities of financial institutions; prohibited banking entities, after a transition period, from engaging in certain types of proprietary trading, as well as having investments in, sponsoring, and maintaining certain types of relationships with hedge funds and private equity funds (through provisions commonly referred to as the “Volcker Rule”); placed limitations on the interchange fees charged for debit card transactions; and established new minimum mortgage underwriting standards for residential mortgages.

Financial Stability Oversight Council. Dodd-Frank also established the 10-member inter-agency Financial Stability Oversight Council (FSOC), which is charged with identifying and monitoring systemic risks and strengthening the regulation of financial holding companies and certain non-bank companies deemed to be “systemically important.” In extraordinary cases, the FSOC, in conjunction with the Federal Reserve, could order the break-up of financial firms that are deemed to present a grave threat to the financial stability of the United States.

Banking Regulation and Supervision

Enhanced Prudential Requirements. Dodd-Frank requires the Federal Reserve to establish enhanced prudential standards for BHCs with total consolidated assets of $50 billion or more, such as PNC, as well as systemically important non-bank financial companies designated by the FSOC for Federal Reserve supervision. For such BHCs, these enhanced standards must be more stringent than the standards and requirements applicable to BHCs with less than $50 billion in assets, and must increase in stringency based on the Federal Reserve’s assessment of a BHC’s risk to the financial system. The FSOC may make recommendations to the Federal Reserve concerning the establishment and refinement of these enhanced prudential standards.

The Federal Reserve in February 2014 issued final rules that establish the new enhanced prudential standards related to liquidity risk management and overall risk management for BHCs with $50 billion or more in assets. These new rules, which took effect for PNC on January 1, 2015, among other

4 The PNC Financial Services Group, Inc. – Form 10-K

things, require that covered BHCs conduct liquidity stress tests at least monthly, maintain a contingency funding plan and sufficient highly liquid assets to meet net stress cash-flow needs (as projected under the company’s liquidity stress tests) for 30 days, and establish certain oversight and governance responsibilities for the chief risk officer, the board of directors and the risk committee of the board of directors of a covered company. In addition, the rules implement the provisions of Dodd-Frank that require the Federal Reserve to impose a maximum 15-to-1 debt to equity ratio on a BHC if the FSOC determines that the company poses a grave threat to the financial stability of the United States and that the imposition of such a debt-to-equity requirement would mitigate such risk. The rules issued in February 2014 did not finalize the other enhanced prudential standards that the Federal Reserve proposed in December 2011, including counterparty credit exposure limits and early remediation requirements, although the Federal Reserve has indicated that these matters remain under development. See the Recent Market and Industry Developments portion of Item 7 MD&A and Item 1A Risk Factors for additional information.

Regulatory Capital Requirements, Stress Testing and Capital Planning. PNC and PNC Bank are subject to the regulatory capital requirements established by the Federal Reserve and the OCC, respectively. These requirements have changed, and will continue to change significantly, as a result of the rules adopted by the U.S. banking agencies in July 2013 to implement the new international guidelines for determining regulatory capital established by the Basel Committee on Banking Supervision (Basel Committee) known as “Basel III,” as well as to implement certain provisions of Dodd-Frank. The rules adopted in July 2013 generally have three fundamental parts.

The first part, referred to as the Basel III capital rule, among other things, narrows the definition of regulatory capital, requires banking organizations with $15 billion or more in assets (including PNC) to phase-out trust preferred securities from Tier 1 regulatory capital, establishes a new common equity Tier 1 capital regulatory requirement for banking organizations, and revises the capital levels at which PNC and PNC Bank would be subject to prompt corrective action. These rules also require that significant common stock investments in unconsolidated financial institutions (as defined in the rule), as well as mortgage servicing rights and deferred tax assets, be deducted from Tier 1 common regulatory capital to the extent such items individually exceed 10%, or in the aggregate exceed 15%, of the organization’s adjusted Basel III common equity Tier 1 regulatory capital. We previously referred to Basel III common equity Tier 1 capital as Basel III Tier 1 common capital. The Basel III capital rule also significantly limits the extent to which minority interests in consolidated subsidiaries (including minority interests in the form of REIT preferred securities) may be included in regulatory capital. In addition, for banking organizations, like PNC, which are subject to the advanced approaches (described below), the rule includes other comprehensive income related to both available for sale securities and pension and other post-retirement plans as a component of common equity Tier 1 capital. The Basel III capital rule became effective on January 1, 2014 for PNC and PNC Bank, although many provisions are phased-in over a period of years, with the rules generally fully phased-in as of January 1, 2019.

The second part of the rules adopted in July 2013 is referred to as the advanced approaches and materially revises the framework for the risk-weighting of assets under Basel II. The Basel II framework, which was adopted by the Basel Committee in 2004, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. The advanced approaches modifications adopted by the U.S. banking agencies became effective on January 1, 2014, and generally apply to banking organizations that have $250 billion or more in total consolidated assets or that have $10 billion or more in on-balance sheet foreign exposure. Prior to fully implementing the advanced approaches to calculate risk-weighted assets, PNC and PNC Bank must successfully complete a “parallel run” qualification phase. PNC and PNC Bank entered this parallel run qualification phase on January 1, 2013. Although the minimum parallel run qualification period is four quarters, the parallel run period for PNC and PNC Bank, now in its third year, is consistent with the experience of other U.S. banks that have all had multi-year parallel run periods.

The third major part of the rules adopted in July 2013 is referred to as the standardized approach and materially revises the framework for the risk-weighting of assets under Basel I. The standardized approach, for example, establishes a new framework for the risk-weighting of securitization and non-U.S. sovereign exposures, and increases the risk-weights on certain types of assets including high-volatility commercial real estate and past due corporate and retail exposures. The standardized approach took effect on January 1, 2015.

The risk-based capital and leverage rules that the federal banking regulators have adopted require the capital-to-assets ratios of banking organizations, including PNC and PNC Bank, to meet certain minimum standards. The Basel III rule generally divides regulatory capital into three components: common equity Tier 1 capital, additional Tier 1 capital (which, together with common equity Tier 1 capital, comprises Tier 1 capital) and Tier 2 capital. Common equity Tier 1 capital is generally common stock, retained earnings, qualifying minority interest and, for advanced approaches banking organizations, accumulated other comprehensive income, less the deductions required to be made from common equity Tier 1 capital. Additional Tier 1 generally includes, among other things, perpetual preferred stock and qualifying minority interests, less the deductions required to be made from additional Tier 1. Tier 2 capital generally comprises qualifying subordinated debt.

The PNC Financial Services Group, Inc. – Form 10-K 5

Total capital is the sum of Tier 1 and Tier 2 capital, less the deductions required from total capital. For additional information regarding the differences between Basel III common equity Tier 1 capital and Basel I Tier 1 common capital, see the Capital section of the Consolidated Balance Sheet Review section of Item 7 of this Report.

Under the regulatory capital rules, a banking organization’s risk-based capital ratios are calculated by allocating assets and specified off-balance sheet financial instruments into risk-weighted categories (with higher levels of capital being required for the categories perceived as representing greater risk), which are used to determine the amount of a banking organization’s total risk-weighted assets (RWAs). Under the standardized approach, the nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are generally multiplied by one of several risk adjustment percentages set forth in the rules and that increase as the perceived credit risk of the relevant asset increases. For certain types of exposures, such as securitization exposures, the standardized approach establishes one or more methodologies that are to be used to calculate the risk-weighted asset amount for the exposure.

As a result of the staggered effective dates of the final U.S. capital rules issued in July 2013, as well as the fact that PNC remains in the parallel run qualification phase for the advanced approaches, PNC’s regulatory risk-based capital ratios in 2014 were based on the definitions of, and deductions from, capital under Basel III (as such definitions and deductions are phased-in for 2014) and Basel I risk-weighted assets (but subject to certain adjustments as defined by the Basel III rules). As of January 1, 2015, and until PNC has exited parallel run, PNC’s regulatory risk-based Basel III ratios will be calculated using the standardized approach for determining risk-weighted assets, and the definitions of, and deductions from, capital under Basel III (as such definitions and deductions are phased-in through 2019). Once PNC exits parallel run, its regulatory risk-based capital ratios will be the lower of the ratios calculated under the standardized approach or the advanced approaches. We refer to the capital ratios calculated using the phased-in Basel III provisions as the Transitional Basel III ratios. The Transitional Basel III regulatory capital ratios of PNC and PNC Bank as of December 31, 2014 exceeded the applicable minimum levels in effect for 2014. For additional information regarding the Transitional Basel III capital ratios of PNC and PNC Bank as of December 31, 2014, as well as the levels necessary to exceed the regulatory minimums and those needed to be considered “well capitalized”, see the Capital portion of the Consolidated Balance Sheet Review section of Item 7 of this Report.

The Basel III capital rule requires that banking organizations maintain a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. Moreover, when fully phased-in on January 1, 2019, the rule will require banking organizations to maintain a common equity Tier 1 capital ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a total capital ratio of at least 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments. For banking organizations that are subject to the advanced approaches, these higher capital conservation buffer levels above the regulatory minimums could be supplemented by a countercyclical capital buffer of up to an additional 2.5% during periods of excessive credit growth, although this buffer is initially set at zero in the United States.

In December 2014, the Federal Reserve requested comment on proposed rules that would apply an additional risk-based common equity Tier 1 capital surcharge of between 1.0% and 4.5% (when fully phased-in on January 1, 2019) to firms identified as globally systemically important banks (GSIBs) using a scoring methodology that is based on five measures of global systemic importance (size, interconnectedness, substitutability, complexity, and cross-jurisdictional activity). Based on the methodology proposed, PNC would not be subject to the proposed GSIB surcharge. In its December 2014 release, the Federal Reserve indicated that there is a significant gap between the systemic scores of the eight U.S. BHCs that would be subject to the proposed GSIB surcharge and other BHCs (such as PNC).

The regulatory capital framework adopted by the federal banking regulators also requires that banking organizations maintain a minimum amount of Tier 1 capital to average consolidated assets, referred to as the leverage ratio. Banking organizations are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of 4.0%. As of December 31, 2014, the leverage ratios of PNC and PNC Bank were above the required minimum level.

Under the Basel III capital rule, banking organizations subject to the advanced approaches (such as PNC and PNC Bank) also will be subject to a new minimum 3.0% supplementary leverage ratio that becomes effective on January 1, 2018, with public regulatory reporting of the ratio beginning in 2015. Unlike the existing leverage ratio, the denominator of the supplementary leverage ratio takes into account certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts. Consistent with the January 2014 Basel Committee revisions to the leverage ratio, the U.S. banking agencies in September 2014 adopted final rules that, among other things, revise the denominator of the supplementary leverage ratio and the supplementary leverage ratio disclosures that covered banking organizations are required to make beginning in 2015. In April 2014, the U.S. banking agencies released final rules imposing a higher supplementary leverage ratio requirement on BHCs with total consolidated assets of more than $700 billion or assets under custody of more than $10 trillion, as well as the insured depository institution subsidiaries of these BHCs.

6 The PNC Financial Services Group, Inc. – Form 10-K

Based on the asset and custody thresholds adopted in the final rules, these higher supplementary leverage requirements do not apply to PNC or PNC Bank.

The Federal Reserve and the international bodies responsible for establishing globally applicable regulatory standards for banks (the Financial Stability Board (FSB) and the Basel Committee) have been working during the past few years on developing a minimum total loss absorbing capacity (TLAC) requirement that would facilitate the orderly resolution of GSIBs by requiring that such firms maintain a minimum amount of regulatory capital and eligible debt that could be converted to equity upon failure. In November 2014, the FSB requested comment on a consultative document that would establish a global framework for the implementation of such a TLAC requirement. As the proposal would apply only to firms that are identified as a GSIB by the FSB, it would not apply to PNC. The comment period on the FSB proposal ended on February 2, 2015.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement remedies available to the federal bank regulatory agencies, including a limitation on the ability to pay dividends or repurchase shares, the issuance of a capital directive to increase capital and, in severe cases, the termination of deposit insurance by the FDIC, and the appointment of a conservator or receiver. In some cases, the extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its risk-weighted or total assets, the greater the scope and severity of the agencies’ powers, ultimately permitting the agencies to appoint a receiver for the institution. Business activities may also be affected by an institution’s capital classification. For instance, only a “well capitalized” insured depository institution may accept brokered deposits without prior regulatory approval. In addition, in order to remain a financial holding company and engage in the broader range of financial activities authorized for such a company, PNC and PNC Bank must remain “well capitalized.” At December 31, 2014, PNC and PNC Bank exceeded the required ratios for classification as “well capitalized.” The Basel III capital rule revised the thresholds at which an insured depositary institution is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The new thresholds among other things (i) include the common equity Tier 1 capital metric; (ii) generally increase the amount of Tier 1 capital required to remain within each capital category (other than the “critically undercapitalized” category); and (iii) for institutions subject to the advanced approaches, include a supplementary leverage ratio threshold in the definitions of “adequately capitalized” and “undercapitalized” once the supplementary leverage ratio takes effect as a minimum requirement in 2018. The revised thresholds generally took effect on January 1, 2015. For additional discussion of capital adequacy requirements, we refer you to the Capital portion of the Consolidated Balance Sheet Review section of Item 7 of this Report and to Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report.

In addition to these regulatory capital requirements, PNC is subject to the Federal Reserve’s capital plan rule, annual capital stress testing requirements and Comprehensive Capital Analysis and Review (CCAR) process, as well as the annual and mid-year Dodd-Frank capital stress testing (DFAST) requirements of the Federal Reserve and the OCC. As part of the CCAR process, the Federal Reserve undertakes a supervisory assessment of the capital adequacy of BHCs, including PNC, that have $50 billion or more in total consolidated assets. This capital adequacy assessment is based on a review of a comprehensive capital plan submitted by each participating BHC to the Federal Reserve that describes the company’s planned capital actions during the nine quarter review period, as well as the results of stress tests conducted by both the company and the Federal Reserve under different hypothetical macro-economic scenarios, including a supervisory adverse and a severely adverse scenario provided by the Federal Reserve. In evaluating a BHC’s capital plan, the Federal Reserve considers a number of qualitative factors. In assessing these qualitative factors, which have become increasingly important in the CCAR process in recent years, the Federal Reserve considers whether the BHC’s capital adequacy processes are supported by strong foundational risk management, effective loss and capital estimation methodologies, a sufficient capital adequacy assessment process, comprehensive capital policies and capital planning processes, robust internal controls, and effective governance. From a quantitative perspective, the Federal Reserve considers whether under different hypothetical macro-economic scenarios, including the supervisory severely adverse scenario, the company would be able to maintain throughout each quarter of the nine quarter planning horizon, even if it maintained its base case planned capital actions, (i) a projected pro forma Basel I Tier 1 common capital ratio above 5%, and (ii) regulatory risk-based and leverage capital ratios that exceed the minimums that are, or would then be, in effect for the company, taking into account the Basel III capital rules adopted in July 2013 and any applicable phase-in periods. In addition, the Federal Reserve evaluates a company’s projected path towards compliance with the Basel III regulatory capital framework on a fully implemented basis. After completing its review, the Federal Reserve may object or not object to the BHC’s proposed capital actions, such as plans to pay or increase common stock dividends, reinstate or increase common stock repurchase programs, or redeem preferred stock or other regulatory capital instruments. In connection with the 2015 CCAR exercise, PNC filed its capital plan and stress testing results using financial data as of September 30, 2014 with the Federal Reserve on January 5, 2015. PNC expects to receive the Federal Reserve’s response (either a

The PNC Financial Services Group, Inc. – Form 10-K 7

non-objection or objection) to the capital plan submitted as part of the 2015 CCAR in March 2015.

As part of the CCAR and annual DFAST processes, both the Federal Reserve and PNC release certain revenue, loss and capital results from their stress testing exercises. For the 2015 exercises, the Federal Reserve has announced that it intends to publish its supervisory revenue, loss and capital projections for participating BHCs under the supervisory adverse and severely adverse macro-economic scenarios using the common assumptions concerning capital distributions established by the Federal Reserve in its DFAST regulations (DFAST capital action assumptions), as well as capital ratio information using the firm’s proposed base case capital actions. Within 15 days after the Federal Reserve publishes its DFAST results, PNC also is required to publicly disclose its own estimates of certain capital, revenue and loss information under the same hypothetical supervisory severely adverse macro-economic scenario and applying the DFAST capital action assumptions. Federal Reserve regulations also require that PNC and other large BHCs conduct a separate mid-year stress test using financial data as of March 31 and three company-derived macro-economic scenarios (base, adverse and severely adverse) and publish a summary of the results under the severely adverse scenario. For the 2015 mid-year stress test, PNC must publish its results in the period between July 5 and August 4, 2015.

In October 2014, the Federal Reserve adopted amendments to its capital plan and stress testing rules that will modify the schedule for the CCAR and DFAST processes effective January 1, 2016. Beginning in 2016, covered BHCs are required to submit their annual capital plans and company-run stress test results to the Federal Reserve by April 5 of each year (rather than by January 5 as currently required). In order to transition to this new schedule, the Federal Reserve’s non-objection to a capital plan submitted in January 2015 will cover capital actions for the five quarter period from the second quarter of 2015 through and including the second quarter of 2016. Under the new schedule that becomes effective in 2016, the Federal Reserve will release its decisions on capital plans and release the results of its supervisory stress test by June 30, approximately three months later than currently. The amendments also shift the schedule for the company-run mid-cycle DFAST exercise, with PNC’s submission date for this exercise shifting to October 5 (from July 5) and the release date for company results moving to October (from July).

Basel III Liquidity Requirements. The Basel III framework adopted by the Basel Committee also includes new short-term liquidity standards (the “Liquidity Coverage Ratio” or “LCR”) and long-term funding standards (the “Net Stable Funding Ratio” or “NSFR”).

In September 2014, the U.S. banking agencies released final rules to implement the LCR. The LCR rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high quality, unencumbered liquid assets (HQLA) to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rules (net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the haircuts and limitations in the rule, divided by its net cash outflow, with the quotient expressed as a percentage.

Top-tier BHCs (like PNC) that are subject to the advanced approaches for regulatory capital purposes, as well as any subsidiary depository institution of such a company that has $10 billion or more in total consolidated assets (such as PNC Bank), are subject to the full LCR (rather than the less stringent modified LCR) under the final rules that took effect January 1, 2015. However, the minimum required LCR and the requirement to calculate the LCR on a daily basis will be phased-in over a period of years. The minimum LCR PNC and PNC Bank are required to maintain in 2015 is 80% and increases to 90% in 2016 and then to 100% when fully phased-in in 2017. PNC and PNC Bank are required to calculate the LCR on a month-end basis until June 30, 2016, and then on a daily basis beginning on July 1, 2016. If an institution fails to meet the required minimum ratio, it must promptly notify its primary federal banking regulator and may be required to take remedial actions. An institution required to calculate its LCR on a month-end basis must consult with its regulator to determine whether the institution must provide a plan for achieving compliance with the minimum LCR. An institution required to calculate the LCR on a daily basis must promptly provide its regulator with a plan for achieving compliance with the minimum if its LCR is below the minimum for three consecutive business days.

For additional discussion of regulatory liquidity requirements, please refer to the Capital portion of the Consolidated Balance Sheet Review section and the Liquidity Risk Management portion of the Risk Management section of Item 7 of this Report.

The NSFR is designed to promote a stable maturity structure of assets and liabilities of banking organizations over a one-year time horizon. The Basel Committee, in October 2014, released the final NSFR framework. Under that framework, the NSFR would take effect as a minimum regulatory standard on January 1, 2018, although the U.S. banking agencies have not yet proposed rules to implement the NSFR.

Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends from PNC Bank. PNC Bank is subject to various restrictions on its ability to pay dividends to PNC Bancorp, Inc., its direct parent, which is a wholly-owned direct subsidiary of PNC. PNC Bank is also subject to federal laws limiting extensions of credit to its parent holding company and non-bank affiliates as discussed in Note 20 Regulatory

8 The PNC Financial Services Group, Inc. – Form 10-K

Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report. Further information on bank level liquidity and parent company liquidity and on certain contractual restrictions is also available in the Liquidity Risk Management portion of the Risk Management section and the Trust Preferred Securities and REIT Preferred Securities portion of the Off-Balance Sheet Arrangements And Variable Interest Entities section of Item 7 of this Report, and in Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Federal Reserve rules provide that a BHC is expected to serve as a source of financial strength to its subsidiary banks and to commit resources to support such banks if necessary. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a BHC generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Further, in providing guidance to the large BHCs participating in the 2015 CCAR, discussed above, the Federal Reserve stated that it expects capital plans submitted in 2015 to reflect conservative dividend payout ratios and net share repurchase programs, and that requests that imply common dividend payout ratios above 30% of projected after-tax net income available to common shareholders will receive particularly close scrutiny.

Additional Powers Under the GLB Act. The GLB Act permits a qualifying BHC to become a “financial holding company” and thereby engage in, or affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a BHC. Permitted affiliates include securities underwriters and dealers, insurance companies and companies engaged in other activities that are determined by the Federal Reserve, in consultation with the Secretary of the Treasury, to be “financial in nature or incidental thereto” or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities. We became a financial holding company as of March 13, 2000. In order to be and remain a financial holding company, a BHC and its subsidiary depository institutions must be “well capitalized” and “well managed.” In addition, a financial holding company generally may not engage in a new financial activity, or acquire a company engaged in a new activity, if any of its insured depository institutions received a less than Satisfactory rating at its most recent evaluation under the Community Reinvestment Act (CRA). Among other activities, we currently rely on our status as a financial holding company to conduct merchant banking activities and securities underwriting and dealing activities. As subsidiaries of a financial holding company under the GLB Act, our non-bank subsidiaries are generally allowed to conduct new financial activities, and PNC is generally permitted to acquire non-bank financial companies that have less than $10 billion in assets, with after-the-fact notice to the Federal Reserve.

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

In addition, the GLB Act permits qualifying national banks to engage in expanded activities through the formation of a “financial subsidiary.” PNC Bank has filed a financial subsidiary certification with the OCC and currently engages in insurance agency activities through financial subsidiaries. PNC Bank may also generally engage through a financial subsidiary in any activity that is determined to be financial in nature or incidental to a financial activity by the Secretary of the Treasury, in consultation with the Federal Reserve. Certain activities, however, are impermissible for a financial subsidiary of a national bank, including certain insurance underwriting activities, insurance company investment activities, real estate investment or development, and merchant banking. In order to have a financial subsidiary, a national bank and each of its depository institution affiliates must be and remain “well capitalized” and “well managed.” In addition, a financial subsidiary generally may not engage in a new financial activity, or acquire a company engaged in a new financial activity, if the national bank or any of its insured depository institution affiliates received a less than Satisfactory rating at its most recent evaluation under the CRA.

Volcker Rule. In December 2013, the U.S. banking agencies, SEC and CFTC issued final rules to implement the “Volcker Rule” provisions of Dodd-Frank. The rules prohibit banks and their affiliates (collectively, banking entities) from trading as principal on a short-term basis in securities, derivatives and certain other financial instruments, but also includes several important exclusions and exemptions from this prohibition. These exclusions and exemptions, for example, permit banking entities, subject to a variety of conditions and restrictions, to trade as principal for market making, risk-mitigating hedging, and securities underwriting purposes, and to trade in U.S. government and municipal securities. The rules also prohibit banking entities from investing in, sponsoring, and having certain relationships with private funds (such as, for example, private equity or hedge funds) that would be an investment company for purposes of the Investment Company Act of 1940 but for the exemptions in sections 3(c)(1) or 3(c)(7) of that act (covered funds). Again there are exemptions from these restrictions which themselves are subject to a variety of conditions. Moreover, the rules prohibit banking entities from engaging in permitted trading

The PNC Financial Services Group, Inc. – Form 10-K 9

or covered fund activities if the activity would involve or result in a material conflict of interest between the banking entity and its clients, customers, or counterparties, result in a material exposure by the banking entity to a high-risk asset or a high-risk trading strategy, or pose a threat to the safety and soundness of the banking entity or to the financial stability of the United States. Banking entities, like PNC, that have $50 billion or more in total assets are required to establish and maintain an enhanced compliance program designed to ensure that the entity complies with the requirements of the final rule. Based on the level of PNC’s trading assets and liabilities, PNC is not subject to the metrics reporting requirements of the final rules.

The Volcker rule’s prohibitions and restrictions generally become effective on July 21, 2015. In December 2014, the Federal Reserve granted an extension of the conformance period to give all banking entities until July 21, 2016 to conform their investments in, and relationships with, covered funds that were in place prior to December 31, 2013 (legacy covered funds). Moreover, the Federal Reserve indicated its intent to grant an additional one-year extension of the conformance period for legacy covered funds, which would give banking entities until July 21, 2017 to conform their ownership interests in, and relationships with, legacy covered funds. The Federal Reserve also has the ability to provide up to an additional 5-year conformance period for investments held as of May 1, 2010 in qualifying illiquid funds. For additional information concerning the potential impact of the Volcker Rule on PNC’s operations, please refer to Item 1A Risk Factors of this Report.

Other Federal Reserve and OCC Regulation and Supervision. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company.

Laws and regulations limit the scope of our permitted activities and investments. National banks (such as PNC Bank) and their operating subsidiaries generally may engage only in activities that are determined by the OCC to be part of or incidental to the business of banking, although a financial subsidiary may engage in a broader range of activities as described above.

Moreover, examination ratings of “3” or lower, lower capital ratios than peer group institutions, regulatory concerns regarding management, controls, assets, operations or other factors, can all potentially result in practical limitations on the ability of a bank or BHC to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends, or to continue to conduct existing activities. The OCC, moreover, has been applying certain heightened risk management and governance expectations in its supervision of large national banks, including PNC Bank. In September 2014, the OCC incorporated these expectations into final enforceable guidelines established under section 39 of the

Federal Deposit Insurance Act (FDI Act). The guidelines establish minimum standards for the design and implementation of a risk governance framework at large insured national banks, including PNC Bank. The guidelines describe the appropriate risk management roles and responsibilities of front line units, independent risk management, internal audit, and the board of directors, and provide that a bank should have a comprehensive written statement that articulates its risk appetite and serves as a basis for the framework (a risk appetite statement). PNC Bank is required to be in compliance with the guidelines by May 10, 2015. If the OCC determines that a national bank is not in compliance with these or other guidelines established under section 39 of the FDI Act, the OCC may require the bank to submit a corrective action plan and may initiate enforcement action against the bank if an acceptable plan is not submitted or the bank fails to comply with an approved plan.

The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank or thrift, to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of any bank or thrift, or to merge or consolidate with any other BHC or thrift holding company. The BHC Act enumerates the factors the Federal Reserve must consider when reviewing the merger of BHCs, the acquisition of banks, or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on the financial stability of the United States; the organizations’ compliance with anti-money laundering laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the insured depository institutions involved in the transaction. In cases involving interstate bank acquisitions, the Federal Reserve also must consider the concentration of deposits nationwide and in certain individual states. Under Dodd-Frank, a BHC also is generally prohibited from merging or consolidating with, or acquiring, another company if the resulting company’s liabilities upon consummation would exceed 10% of the aggregate liabilities of the U.S. financial sector (including the U.S. liabilities of foreign financial companies). OCC prior approval is required for PNC Bank to acquire another insured bank or thrift by merger or to acquire deposits or substantially all of the assets of such institutions. In deciding whether to approve such a transaction, the OCC is required to consider factors similar to those that must be considered by the Federal Reserve. Our ability to grow through acquisitions could be limited by these approval requirements.

At December 31, 2014, PNC Bank had an “Outstanding” rating with respect to CRA.

10 The PNC Financial Services Group, Inc. – Form 10-K

Because of PNC’s ownership interest in BlackRock, BlackRock is subject to the supervision and regulation of the Federal Reserve.

FDIC Insurance and Related Matters. PNC Bank is insured by the FDIC and subject to premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank as FDIC deposit insurance premiums are “risk based.” Therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account, among other things, weaknesses that are found by the primary banking regulator through its examination and supervision of the bank and the bank’s holdings of assets or liabilities classified as higher risk by the FDIC. For example, the amount of brokered deposits (as defined under the FDI Act) held by an insured depository institution can adversely affect the institution’s deposit insurance assessments. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category. The methodology for the deposit insurance base calculation currently uses average assets less average tangible equity.

On January 5, 2015, the FDIC issued guidance in the form of frequently asked questions regarding the definition of brokered deposits under the FDI Act, as well as the acceptance and regulatory reporting of brokered deposits by insured depository institutions. Federal banking laws and regulations apply a variety of requirements or restrictions on insured depository institutions with respect to brokered deposits. For example, only a “well capitalized” insured depository institution may accept brokered deposits without prior regulatory approval and brokered deposits are generally subject to higher outflow assumptions than other types of deposits for purposes of the LCR.

Resolution Planning. Dodd-Frank requires BHCs that have $50 billion or more in assets, such as PNC, to periodically submit to the Federal Reserve and the FDIC a resolution plan that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on a covered BHC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S. Bankruptcy Code (or other applicable resolution framework), and additionally could require the company to divest assets or take other actions if the company did not submit an acceptable resolution plan within two years after any such restrictions were imposed. The FDIC also has adopted a rule that requires large insured depository institutions, including PNC Bank, to periodically submit a resolution plan to the FDIC that includes, among other things, an analysis of how the institution could be resolved under the FDI Act in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. Depending on how the agencies conduct their review of the resolution plans submitted by PNC and PNC Bank, these requirements could affect the ways in which PNC structures and conducts its business and result in higher compliance and operating costs. PNC and PNC Bank submitted their 2014 resolution plans under these rules in December 2014.

CFPB Regulation and Supervision. As noted above, Dodd-Frank gives the CFPB authority to examine PNC and PNC Bank for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to credit card, deposit, mortgage, automobile loans and other consumer financial products and services we offer. In addition, Dodd-Frank gives the CFPB broad authority to take corrective action against PNC Bank and PNC as it deems appropriate. The CFPB also has the power to issue regulations and take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive, and to impose new disclosure requirements for any consumer financial product or service. These authorities are in addition to the authority the CFPB assumed on July 21, 2011 under existing consumer financial law governing the provision of consumer financial products and services. While the CFPB concentrated much of its initial rulemaking efforts on a variety of mortgage related topics required under Dodd-Frank, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages, and disclosure requirements, it is also engaged in rulemakings relating to other products and services offered by PNC Bank, including prepaid cards.

In January 2014, new rules issued by the CFPB for mortgage origination and mortgage servicing became effective. The rules require lenders to conduct a reasonable and good faith determination at or before consummation of a residential mortgage loan that the borrower will have a reasonable ability to repay the loan. The regulations also define criteria for making Qualified Mortgages which entitle the lender and any assignee to either a conclusive or rebuttable presumption of compliance with the ability to repay rule. The new mortgage servicing rules include new standards for notices to consumers, loss mitigation procedures, and consumer requests for information. Both the origination and servicing rules create new private rights of action for consumers in the event of certain violations. In August 2015, broad new regulations take effect concerning the disclosures we provide to prospective residential mortgage customers. These regulations, among other things, require the provision of new disclosures near the time a prospective borrower submits an application and three days prior to closing of a mortgage loan. In addition to the

The PNC Financial Services Group, Inc. – Form 10-K 11

exercise of its rulemaking authority, the CFPB is continuing its ongoing examination and supervisory activities with respect to a number of consumer businesses and products.

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

Broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 and related regulations. The Financial Industry Regulatory Authority (FINRA) is the primary self-regulatory organization (SRO) for our registered broker-dealer subsidiaries. Investment adviser subsidiaries are subject to the requirements of the Investment Advisers Act of 1940 and related regulations. An investment adviser to a registered investment company is also subject to the requirements of the Investment Company Act of 1940 and related regulations. Our broker-dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions.

Over the past several years, the SEC and other regulatory agencies have increased their focus on the asset management, mutual fund and broker-dealer industries. Congress and the SEC have adopted regulatory reforms and are considering additional reforms that have increased, and are likely to continue to increase, the extent of regulation of the mutual fund and broker-dealer industries and impose additional compliance obligations and costs on our subsidiaries involved with those industries. Under provisions of the federal securities laws applicable to broker-dealers, investment advisers and registered investment companies and their service providers, a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can also affect a public company in its timing and ability to expeditiously issue new securities into the capital markets. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

Title VII of Dodd-Frank imposes new comprehensive and significant regulations on the activities of financial institutions that are active in the U.S. over-the-counter derivatives and foreign exchange markets. Title VII was enacted to (i) address systemic risk issues, (ii) bring greater transparency to the derivatives markets, (iii) provide enhanced disclosures and protection to customers, and (iv) promote market integrity. Among other things, Title VII: (i) requires the registration of both “swap dealers” and “major swap participants” with one or both of the CFTC (in the case of non security-based swaps) and the SEC (in the case of security-based swaps); (ii) requires that most standardized swaps be centrally cleared through a regulated clearing house and traded on a centralized exchange or swap execution facility; (iii) subjects swap dealers and major swap participants to capital and margin requirements in excess of historical practice; (iv) subjects swap dealers and major swap participants to comprehensive new recordkeeping and real-time public reporting requirements; (v) subjects swap dealers and major swap participants to new business conduct requirements, including the provision of daily marks to counterparties and disclosing to counterparties (pre-execution) the material risks, material incentives, and any conflicts of interest associated with their swap; and (vi) imposes special duties on swap dealers and major swap participants when transacting a swap with a “special entity” (e.g., governmental agency (federal, state or local) or political subdivision thereof, pension plan or endowment).

Based on the definition of a “swap dealer” under Title VII, PNC Bank registered with the CFTC as a swap dealer on January 31, 2013. As a result, PNC Bank is subject to the regulations and requirements imposed on registered swap dealers, and the CFTC will have a meaningful supervisory role with respect to PNC Bank’s derivatives and foreign exchange businesses. Because of the limited volume of our security-based swap activities, PNC Bank has not registered with the SEC as a security-based swap dealer. The regulations and requirements applicable to swap dealers will collectively impose implementation and ongoing compliance burdens on PNC Bank and will introduce additional legal risks (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action).

As originally enacted, the so-called “swap push-out” provisions of Section 716 of Dodd-Frank required an insured depository institution that is a “swaps entity” (defined to include a registered swap dealer like PNC Bank) to cease engaging in certain types of swaps by July 16, 2013, although the institution’s appropriate Federal banking agency could extend this transition period. In 2013, PNC Bank received such an extension of the transition period to July 16, 2015 from its appropriate Federal banking agency. In December 2014, the U.S. Congress significantly narrowed the “push-out” restrictions of Section 716. These amendments generally allow insured depository institutions that are a swaps entity to engage in all types of swaps other than structured finance swaps (defined as a swap that references either an asset-backed security or a group or index primarily comprised of

12 The PNC Financial Services Group, Inc. – Form 10-K

asset-backed securities). However, an insured depository institution is permitted to engage in structured finance swaps for hedging or other risk mitigating purposes. An insured depository institution that fails to comply with the restrictions in Section 716 could face restrictions on the institution’s access to the Federal Reserve’s discount window or FDIC deposit insurance or guarantees.

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

BlackRock has subsidiaries in securities and related businesses subject to SEC, other governmental agencies, state, local and FINRA regulation, and a federally chartered nondepository trust company subsidiary subject to supervision and regulation by the OCC. For additional information about the regulation of BlackRock by these agencies and otherwise, we refer you to the discussion under the “Regulation” section of Item 1 Business in BlackRock’s most recent Annual Report on Form 10-K, which may be obtained electronically at the SEC’s website at www.sec.gov.

Competition

We are subject to intense competition from other regulated banking organizations, as well as various other types of financial institutions and non-bank entities that can offer a number of similar products and services without being subject to bank regulatory supervision and restrictions.

In making loans, PNC Bank competes with traditional banking institutions as well as consumer finance companies, leasing companies and other non-bank lenders, and institutional investors including collateralized loan obligation (CLO) managers, hedge funds, mutual fund complexes and private equity firms. Loan pricing, structure and credit standards are extremely important in the current environment as we seek to achieve appropriate risk-adjusted returns. Traditional deposit-taking activities are also subject to pricing pressures and to customer migration as a result of intense competition for deposits and investments.

PNC Bank competes for deposits with:

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

Employees

Employees totaled 53,587 at December 31, 2014. This total includes 49,745 full-time and 3,842 part-time employees, of which 22,216 full-time and 3,274 part-time employees were employed by our Retail Banking business.

SEC Reports and Corporate Governance Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act) and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. Our SEC File Number is 001-09718. You may read and copy this information at the SEC’s Public Reference Room located at 100 F Street NE, Room 1580, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The PNC Financial Services Group, Inc. – Form 10-K 13

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

Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, Personnel and Compensation, or Risk Committees (all of which are posted on the PNC corporate website at www.pnc.com/corporategovernance) may do so by sending their requests to PNC’s Corporate Secretary at corporate headquarters at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707. Copies will be provided without charge to shareholders.

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PNC.”

Internet Information

The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About Us – Investor Relations,” such as Investor Events, SEC Filings, Financial Information (including Quarterly Earnings, Annual Reports, Proxy Statements and Regulatory Disclosures), Financial Press Releases, Message from the Chairman and Corporate Governance. Under “Investor Relations,” we will from time to time post information that we believe may be important or useful to investors. We use our Twitter account, @pncnews, as an additional way of disseminating public information from time to time to investors. We generally post the following on our corporate website shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, including SEC Reports, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and adjusted information and we provide GAAP reconciliations when we refer to adjusted information and results. Where applicable, we provide GAAP reconciliations for such additional information in materials for that event or in materials for other prior investor presentations or in our annual, quarterly or current reports. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information.

PNC is also required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios in March 2015 under a supervisory hypothetical severely adverse economic scenario and in September 2015 under a PNC-developed hypothetical severely adverse economic scenario, as well as information concerning its capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. The timing of these disclosures will change beginning in 2016, as discussed in Regulatory Capital Requirements, Stress Testing and Capital Planning in the Supervision and Regulation section above. PNC also is required to make certain market risk-related public disclosures and certain additional regulatory capital-related disclosures under the regulatory capital rules adopted by the Federal banking agencies. Under these regulations, PNC may be able to satisfy at least a portion of these requirements through postings on its website, and PNC has done so and expects to continue to do so without also providing disclosure of this information through filings with the Securities and Exchange Commission. We also post on our website communications to our shareholders, such as the letter to shareholders that accompanies the Form 10-K mailed to shareholders, and may not file them as exhibits to filings with the SEC when not expressly required.

Where we have included web addresses in this Report, such as our web address and the web address of the SEC, we have included those web addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.

14 The PNC Financial Services Group, Inc. – Form 10-K

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

As a financial services company, PNC’s business and overall financial performance are vulnerable to the impact of poor or weak economic conditions, particularly in the United States but also to some extent in the global economy. Recessionary conditions, particularly if severe such as was experienced starting in 2007 and ending in 2009, are likely to have a negative financial impact across the financial services industry, including on PNC. Recessionary economic conditions can lead to turmoil and volatility in financial markets, which can increase the adverse impact on financial institutions such as PNC, with the impact increased to the extent the conditions are more severe. A return to recessionary economic conditions in the United States would likely adversely affect PNC, its business and financial performance, with the impact potentially as or more detrimental than that of the last recession.

The economic recovery from the last recession continued in 2014, but at a slower pace than for recoveries from prior recessions. Although unemployment rates have dropped significantly from the highest levels during the recession, employment is not yet at robust levels. Consumer and business confidence is improving but remains in the cautious zone.

Although Congress and the President have recently been able to reach agreement on budgets and the U.S. government’s debt ceiling, significant long-term issues remain with respect to federal budgetary and spending matters, and it is unclear whether agreements to resolve these issues will be reached, particularly in light of the divided state of the U.S. government. Uncertainty resulting from these issues and recent difficulties in resolving these types of matters could contribute to slower economic growth. Another period where the Congress and the President cannot reach resolution of key federal budgetary and spending matters, leading to events such as actual or threatened government shutdowns or defaults, could adversely affect the U.S. economy. In recent years, a downgrade in the ratings for U.S. Treasury securities by a credit rating agency, an extended government shutdown, and substantial spending cuts through sequestration have resulted from government stalemate on budgetary issues.

The global recession and disruption of the financial markets led to concerns over the solvency of certain European countries, affecting these countries’ capital markets access and in some cases sovereign credit ratings, as well as market perception of financial institutions that have significant direct or indirect exposure to these countries. These concerns continue even as the global economy is recovering and some previously stressed European economies have experienced at least partial recoveries from their lowpoint during the recession. If measures to address sovereign debt and financial sector problems in Europe are inadequate, they may delay or weaken economic recovery, or result in the exit of one or more member states from the Eurozone or more severe economic and financial conditions. If realized, these risk scenarios could contribute to severe financial market stress or a global recession, likely affecting the economy and capital markets in the United States as well.

Other Risk Factors, presented below, address specific ways in which we may be adversely impacted by economic conditions.

Our business and financial results are subject to risks associated with the creditworthiness of our customers and counterparties.

Credit risk is inherent in the financial services business and results from, among other things, extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks, particularly given the high percentage of our assets represented directly or indirectly by loans and the importance of lending to our overall business. We manage credit risk by assessing and monitoring the creditworthiness of our customers and counterparties and by diversifying our loan portfolio. Many factors impact credit risk.

A borrower’s ability to repay a loan can be adversely affected by several factors, such as business performance, job losses or

The PNC Financial Services Group, Inc. – Form 10-K 15

health issues. A weak or deteriorating economy and changes in the United States or global markets also could adversely impact the ability of our borrowers to repay outstanding loans. Any decrease in our borrowers’ ability to repay loans would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale.

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

Despite maintaining a diversified loan portfolio, in the ordinary course of business, we may have concentrated credit exposure to a particular person or entity, industry, region or counterparty. Events adversely affecting specific customers, industries, regions or markets, a decrease in the credit quality of a customer base, or an adverse change in the risk profile of a market, industry, or group of customers could adversely affect us.

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

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking companies such as PNC. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits and can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Both due to the impact on rates and by controlling access to direct funding from the Federal Reserve Banks, the Federal Reserve’s policies also influence, to a significant extent, our cost of funding. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effects that they may have on our activities and financial results. The current very low interest rate environment has had a negative impact on our ability to increase our net interest income, and its continuation, which is expected at least through mid-year 2015 based on statements by the Chair of the Federal Reserve, could affect consumer and business behavior in ways that are adverse to us in addition to continuing to affect our net interest income. Even once the Federal Reserve begins increasing the interest rates it directly influences, there may be a prolonged period before interest rates return to more historically typical levels.

In addition, monetary and fiscal policy actions by governmental and regulatory decision makers in other countries or in the European Union could have an impact on global interest rates, affecting rates in the United States as well as rates on instruments denominated in currencies other than the United States dollar, any of which could have one or more of the potential effects on PNC described above.

16 The PNC Financial Services Group, Inc. – Form 10-K

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

In many cases, PNC marks its assets and liabilities to market on its financial statements, either through its Net income and Retained earnings or through adjustments to Accumulated other comprehensive income on its balance sheet. We may need to record losses in the value of financial assets even where our expectation of realizing the face value of the underlying instrument has not changed.

In addition, asset management revenue is primarily based on a percentage of the value of the assets being managed and thus is impacted by general changes in market valuations. Thus, although we are not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related fee income.

Our business and financial performance are dependent on our ability to attract and retain customers for our products and services, which may be negatively impacted by a lack of consumer and business economic confidence as well as our actions, including our ability to anticipate and satisfy customer demands for products and services.

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

We may also fail to attract or retain customers if we are unable to develop and market products and services that meet evolving customer needs or demands or if we are unable to deliver them effectively and securely to our customers, particularly to the extent that our competitors are able to do so.

News or other publicity that impairs our reputation, or the reputation of our industry generally, also could cause a loss of customers.

If we fail to attract and retain customers, demand for our loans and other financial products and services could decrease and we could experience adverse changes in payment patterns. We could lose interest income from a decline in credit usage and fee income from a decline in product sales, investments and other transactions. PNC’s customers could remove money from checking and savings accounts and other types of deposit accounts in favor of other banks or other types of investment products. Deposits are a low cost source of funds. Therefore, losing deposits could increase our funding costs and reduce our net interest income.

For several years, the United States has been in a very low interest rate environment. This situation has decreased the attractiveness of alternatives to bank checking and savings accounts, which may lack deposit insurance and some of the convenience associated with more traditional banking products and which may no longer be able to offer much higher interest rates. If interest rates were to rise significantly, customers may be less willing to maintain balances in non-interest bearing or low interest bank accounts, which could result in a loss of deposits or a relatively higher cost of funds to PNC. This could also result in a loss of fee income.

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

The PNC Financial Services Group, Inc. – Form 10-K 17

As a regulated financial services firm, we are subject to numerous governmental regulations, and the financial services industry as a whole is subject to significant regulatory reform initiatives in the United States and elsewhere.

PNC is a bank holding company (BHC) and a financial holding company and is subject to numerous governmental regulations involving both its business and organization.

Our businesses are subject to regulation by multiple banking, consumer protection, securities and derivatives regulatory bodies. Applicable laws and regulations restrict our ability to repurchase stock or to receive dividends from subsidiaries that operate in the banking and securities businesses and impose capital adequacy requirements. PNC’s ability to service its obligations and pay dividends to shareholders is largely dependent on the receipt of dividends and advances from its subsidiaries, primarily PNC Bank. The Federal Reserve requires a BHC to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require PNC to commit resources to PNC Bank when doing so is not otherwise in the interests of PNC or its shareholders or creditors.

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

Starting shortly after the beginning of the financial crisis in 2007, we have faced, and expect to continue to face for the foreseeable future, increased regulation of the financial services industry as a result of initiatives intended to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, and consumer and investor protection. We also expect, in many cases, more intense scrutiny from bank, consumer protection and other supervisors in the examination process and more aggressive enforcement of laws and regulations on both the federal and state levels. Compliance with regulations and other supervisory initiatives will likely increase the company’s costs and reduce its revenue, and may limit the company’s ability to pursue certain desirable business opportunities. New reforms will also introduce additional legal risk (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action) and affect regulatory oversight, applicable capital and liquidity requirements, and residential mortgage and other consumer financial products. The consequences of noncompliance with applicable laws and regulations can include substantial monetary and nonmonetary sanctions as well as damage to our reputation and businesses.

A number of reform provisions are likely to significantly impact the ways in which banks and BHCs, including PNC, do business. Some of the reform initiatives have led to the formation of new regulatory bodies, such as the CFPB, which has authority to regulate consumer financial products and services sold by banks and non-bank companies and to supervise banks with assets of more than $10 billion and their affiliates for compliance with federal consumer protection laws. Other agencies have significant new powers relevant to PNC, such as the authority now held by the CFTC to regulate non security-based swaps, which, among other things, led PNC Bank to register with the CFTC as a swap dealer in early 2013.

See Supervision and Regulation in Item 1 of this Report for more information concerning the regulation of PNC and recent initiatives to reform financial institution regulation, including some of the matters discussed in this Risk Factor. Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report also discusses some of the regulation applicable to PNC.

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

•	In addition, as of December 31, 2014, PNC held interests in private equity and hedge funds that are

18 The PNC Financial Services Group, Inc. – Form 10-K

covered funds subject to the Volcker Rule regulations totaling approximately $579 million, including $140 million of sponsored funds. Certain of PNC’s REIT Preferred Securities also were issued by statutory trusts that, as currently structured, are considered covered funds. As of December 31, 2014, PNC also held approximately $1.5 billion of senior debt interests in collateralized loan obligations and certain other investment securities that may be considered ownership interests in covered funds. The unrealized loss associated with these securities was approximately $11 million. In December 2014, the Federal Reserve extended the conformance period for the Volcker Rule, which generally goes into effect on July 21, 2015, to give all banking entities until July 21, 2016 to conform their investments in, and relationships with, covered funds that were in place prior to December 31, 2013 (legacy covered funds). Moreover, the Federal Reserve also indicated its intent to grant an additional one-year extension of the conformance period for legacy covered funds in order to permit banking entities until July 21, 2017 to conform their ownership interests in, and relationships with, these funds. Substantially all of PNC’s interests in covered funds qualify for the extended conformance period granted for holdings in legacy covered funds. Moreover, certain of PNC’s legacy covered funds may qualify for an additional 5-year conformance period (i.e., until July 21, 2022), subject to Federal Reserve approval. It is likely that at least some of the amounts invested in legacy covered funds will reduce over time in the ordinary course before compliance is required. A forced sale or restructuring of PNC’s investments due to the Volcker Rule would likely result in PNC receiving less value than it would otherwise have received or experiencing other adverse consequences.

•

In February 2014, the Federal Reserve issued final rules establishing new enhanced prudential standards relating to liquidity risk and overall risk management for BHCs (like PNC) that have $50 billion or more in consolidated total assets. The Federal Reserve, however, continues to develop the other enhanced prudential standards that are required under Dodd-Frank for bank holding companies with $50 billion or more in consolidated total assets, including the counterparty credit exposure limits and early remediation requirements that were the subject of proposed rules issued in December 2011. Under these proposed rules, PNC could be subject to increasingly stringent actions by the Federal Reserve if its financial condition or risk management deteriorated as reflected by the company’s current or projected post-stress capital levels, compliance with supervisory liquidity and risk management standards and, in some instances, market-based indicators, such as credit default swap spreads. In addition, the

Federal Reserve has indicated that it intends to continue to develop the set of enhanced prudential standards that apply to large bank holding companies in order to further promote the resiliency of such firms and the U.S. financial system. Until the Federal Reserve’s rules and initiatives to establish these enhanced prudential standards are completed, we are unable to fully estimate their impact on PNC, although we expect these initiatives will result in increased compliance costs.

•

In October 2014, six federal agencies (the Federal Reserve, OCC, FDIC, SEC, Federal Housing Finance Agency and the Department of Housing and Urban Development) adopted final rules to implement the credit risk retention requirements of Section 941 of Dodd-Frank for asset-backed securitization transactions. The regulations specify when and how securitizers of different types of asset-backed securitizations, including transactions backed by residential mortgages, commercial mortgages, and commercial, credit card and auto loans, must comply with the Dodd-Frank requirement that they retain at least five percent of the credit risk of the assets being securitized. The final rules also implement the exemptions from these credit risk retention requirements for transactions that are backed by “qualified residential mortgages” or other high-quality commercial mortgage, commercial or automobile loans, each as defined in the final rules. The regulations will take effect on December 24, 2015 with respect to new securitization transactions backed by residential mortgages and on December 24, 2016 with respect to new securitization transactions backed by other types of assets. The final rules are likely to have an impact on PNC both directly as well as indirectly. The extent and magnitude of these impacts is not yet known and will, to some extent, depend on how the markets and market participants (including PNC) adjust to the new rules.

On the indirect impact side, PNC originates loans of a variety of types, including residential and commercial mortgages, credit card, auto, and student, that historically have commonly been securitized, and PNC is also a significant servicer of residential and commercial mortgages held by others, including securitization vehicles. PNC anticipates that the risk retention requirements will impact the market for loans of types that historically have been securitized, potentially affecting the volumes of loans securitized, the types of loan products made available, the terms on which loans are offered, consumer and business demand for loans, and the market for third-party loan servicers. The risk retention rules also could have the effect of slowing the rebound in the securitization markets. One effect of having substantially reduced

The PNC Financial Services Group, Inc. – Form 10-K 19

opportunities to securitize loans would likely be a reduction in the willingness of banks, including PNC, to make loans due to balance sheet management requirements. Any of these potential impacts of the Dodd-Frank risk retention rules could affect the way in which PNC conducts its business, including its product offerings.

Even after new rules are finalized and become effective, it still may take a period of time before the manner in which the rules will be interpreted and administered by the relevant agencies becomes clarified and known. A failure to comply, or to have adequate policies and procedures designed to comply, with these and other regulatory requirements could expose us to damages, fines and regulatory penalties and other regulatory actions, which could be significant, and could also injure our reputation with customers and others with whom we do business.

New capital and liquidity standards will result in banks and bank holding companies needing to maintain more and higher quality capital and greater liquidity than has historically been the case.

We are subject to regulatory capital and liquidity requirements established by the Federal Reserve and the OCC, and discuss these requirements and standards in the Supervision and Regulation section included in Item 1 of this Report.

The regulatory capital requirements applicable to banks and BHCs have undergone, and continue to undergo, significant changes. For example, the final rules adopted by the U.S. banking agencies in July 2013 to implement the new international guidelines for determining regulatory capital established by the Basel Committee known as “Basel III”, as well as to implement certain provisions of Dodd-Frank, fundamentally altered the U.S. regulatory capital requirements for U.S. BHCs and banks. Significant parts of these rules became effective for PNC on January 1, 2014 and on January 1, 2015, although as a result of the staggered effective dates of the rules many provisions are phased-in over a period of years, with the rules generally fully phased-in as of January 1, 2019. The Basel Committee, moreover, continues to consider additional, significant changes to the international capital framework for banking organizations, including modifications that would significantly alter the international frameworks governing the market risk capital requirements for trading positions and the standardized risk weighting approach for credit risk, establish a capital floor for banking organizations subject to the advanced approaches for the risk weighting of assets, modify the treatment of securitization positions, and seek to enhance the transparency and consistency of capital requirements amongst banks and jurisdictions. It is unclear how these or other initiatives by the Basel Committee may be finalized and implemented in the

United States and, thus, we are unable to estimate what potential impact such initiatives may have on PNC.

The U.S. banking agencies also recently have implemented rules that significantly strengthen and alter the framework for liquidity regulation in the United States. In September 2014, the U.S. banking agencies adopted final rules to implement the LCR, a new, short-term quantitative liquidity requirement. These rules require PNC and PNC Bank to maintain an amount of qualifying high-quality liquid assets sufficient to cover the entity’s projected net cash outflows over a 30-day stress period using inflow, outflow and maturity assumptions included in the rule. The LCR rules became effective for PNC and PNC Bank on January 1, 2015, and the minimum required LCR and the requirement to calculate the LCR on a daily basis will be phased-in over a period of years, with the standard being fully implemented on January 1, 2017. In anticipation of the final rules, PNC undertook several actions to prepare for implementation of the LCR. The Federal Reserve’s new liquidity risk management requirements for bank holding companies with $50 billion or more in consolidated total assets (like PNC) also became effective on January 1, 2015. The new rules require covered BHCs to, among other things, conduct internal liquidity stress tests over a range of time horizons, maintain a buffer of highly liquid assets sufficient to meet projected net outflows under the BHC’s 30-day liquidity stress test, and maintain a contingency funding plan that meets detailed requirements.

Additional liquidity standards also are expected to be implemented in the coming years. For example, the Basel Committee, in October 2014, released the final framework for the NSFR standard, which is designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. Under that framework, the NSFR would take effect as a minimum regulatory standard on January 1, 2018, although the U.S. banking agencies have not yet proposed rules to implement the NSFR.

The need to maintain more and higher quality capital, as well as greater liquidity, going forward than historically has been required could limit PNC’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in PNC taking steps to increase its capital that may be dilutive to shareholders or being limited in its ability to pay dividends or otherwise return capital to shareholders, or selling or refraining from acquiring assets, the capital requirements for which are inconsistent with the assets’ underlying risks. In addition, the new liquidity standards require PNC to maintain holdings of highly liquid short-term investments, thereby reducing PNC’s ability to invest in longer-term or less liquid assets even if more desirable from a balance sheet or interest rate risk management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal

20 The PNC Financial Services Group, Inc. – Form 10-K

banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions. Moreover, PNC, as a BHC that is subject to the advanced approaches for regulatory capital purposes, is subject to a higher LCR requirement than other BHCs that have more than $50 billion in total assets but are not subject to the advanced approaches. Until the scope and terms of pending or future rulemakings relating to capital, liquidity, or liability composition are known, the extent to which such rules may apply to PNC and the potential impact of such rules on PNC will remain uncertain.

We depend on information systems, both internally and through third-parties, to conduct our business and could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, those systems.

As a large financial company, we handle a substantial volume of customer and other financial transactions virtually on a continuous basis. As a result, we rely heavily on information systems to conduct our business and to process, record, and monitor our transactions. In recent years, PNC has increased substantially in size, scope and complexity. We have also seen more customer usage of technological solutions for financial needs and higher expectations of customers and regulators regarding effective and safe systems operation. We expect these trends to continue for the foreseeable future. The need to ensure proper functioning of these systems has become more challenging, and the costs involved in that effort are greater than ever.

The risks to these systems result from a variety of factors, both internal and external. In some cases, these factors are largely outside of our control, including the potential for bad acts on the part of hackers, criminals, employees and others. In other cases, our systems could fail to operate as needed due to factors such as design or performance issues, human error, unexpected transaction volumes, or inadequate measures to protect against unauthorized access or transmissions. We are also at risk for the impact of natural or other disasters, terrorism, international hostilities and the like on our systems or for the effect of outages or other failures involving power or communications systems operated by others. In addition, we face a variety of types of cyber attacks, some of which are discussed in more detail below. Cyber attacks often include efforts to disrupt our ability to provide services or to gain access to confidential company and customer information.

We rely on other companies for the provision of a broad range of products and services. Many of these products and services include information systems themselves or involve the use of such systems in connection with providing the products or services. In some cases, these other companies provide the infrastructure that supports electronic communications. These other companies are generally subject to many of the same risks we face with respect to our systems. To the extent we rely on these other companies, we could be adversely affected if they are impacted by system failures, cyber attacks or employee misconduct.

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

We are faced with ongoing efforts by others to breach data security at financial institutions or with respect to financial transactions. Some of these involve efforts to enter our systems directly by going through or around our security protections. Others involve the use of schemes such as “phishing” to gain access to identifying customer information, often from customers themselves. Most corporate and commercial transactions are now handled electronically, and our retail customers increasingly use online access and mobile devices to bank with us. The ability to conduct business with us in this manner depends on the transmission of confidential information, which increases the risk of data security breaches.

Starting in late 2012, there have been several well-publicized series of apparently related denial of service attacks on large financial services companies, including PNC. In a denial of service attack, individuals or organizations flood commercial websites with extraordinarily high volumes of traffic, with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. The attacks against PNC have resulted in temporary disruptions in customers’ ability to access the corporate website and to perform on-line banking transactions. To date, no customer data has been lost or compromised as a result of these attacks and these efforts have not had a material impact on PNC. We cannot, however, provide assurance that future attacks of this type might not have a greater effect on PNC.

As our customers regularly use PNC-issued credit and debit cards to pay for transactions with retailers and other businesses, there is the risk of data security breaches at those other businesses covering PNC account information. When our customers use PNC-issued cards to make purchases from those businesses, card account information may be provided to the business. If the business’s systems that process or store card account information are subject to a data security breach,

The PNC Financial Services Group, Inc. – Form 10-K 21

holders of our cards who have made purchases from that business may experience fraud on their card accounts. PNC may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts. In addition, PNC provides card transaction processing services to some merchant customers under agreements we have with payment networks such as Visa and MasterCard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach.

Over the last several years, several large retailers, prominently including Target and Home Depot, disclosed that they had suffered substantial data security breaches compromising millions of card accounts. To date, PNC’s losses and costs related to these breaches have not been material, but other similar events in the future could be more significant to PNC.

There have been other recent publicly announced cyber attacks that were not focused on gaining access to credit card information but instead sought access to a range of other types of confidential information including internal emails and other forms of customer financial information or sought to capture and possibly shutdown systems and devices maintained by target companies. Notable examples include attacks in 2014 on JP Morgan Chase and Sony Pictures and in early 2015 on Anthem. These other attacks have generally not had any financial impact on PNC but demonstrate the risks to confidential information and systems operations potentially posed by cyber attacks.

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

In recent years, we have incurred significant expense towards improving the reliability of our systems and their security against external and internal threats. Nonetheless, there remains the risk that an adverse event might occur. If one does occur, we might not be able to remediate the event or its consequences timely or adequately. To the extent that the risk relates to products or services provided by others, we seek to engage in due diligence and monitoring to limit the risk, but here as well we cannot eliminate it. Should an adverse event affecting another company’s systems occur, we may not have indemnification or other protection from the other company sufficient to compensate us or otherwise protect us from the consequences.

The occurrence of any failure, interruption or security breach of any of our information or communications systems, or the systems of other companies on which we rely, could result in a wide variety of adverse consequences to PNC. This risk is greater if the issue is widespread or results in financial losses to our customers. Possible adverse consequences include damage to our reputation or a loss of customer business. We also could face litigation or additional regulatory scrutiny. Litigation or regulatory actions in turn could lead to liability or other sanctions, including fines and penalties or reimbursement of customers adversely affected by a systems problem or security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other financial institutions could lead to a general loss of customer confidence in financial institutions, including PNC. Also, systems problems, including those resulting from third party attacks, whether at PNC or at our competitors, would likely increase regulatory and customer concerns regarding the functioning, safety and security of such systems generally. In that case, we would expect to incur even higher levels of costs with respect to prevention and mitigation of these risks.

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

22 The PNC Financial Services Group, Inc. – Form 10-K

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

We discuss further the unpredictability of legal proceedings and describe certain of our pending legal proceedings in Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K 23

PNC faces legal and regulatory risk arising out of its residential mortgage businesses.

Numerous federal and state governmental, legislative and regulatory authorities are investigating practices in the business of mortgage and home equity loan lending and servicing and in the mortgage-related insurance and reinsurance industries. PNC has received inquiries from governmental, legislative and regulatory authorities on these topics and is responding to these inquiries. These inquiries and investigations could lead to administrative, civil or criminal proceedings, possibly resulting in remedies including fines, penalties, restitution, alterations in our business practices and additional expenses and collateral costs. They could also result in reputational harm to PNC, either individually or as part of the overall industry, regardless of the extent to which PNC is penalized.

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

At this time PNC cannot predict the ultimate overall cost to or effect upon PNC from governmental, legislative or regulatory actions and private litigation or claims arising out of residential mortgage and home equity loan lending, servicing or reinsurance practices, although such actions, litigation and claims could, individually or in the aggregate, result in significant expense. See Note 21 Legal Proceedings and Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding federal and state governmental, legislative and regulatory inquiries and investigations and additional information regarding potential repurchase obligations relating to mortgage and home equity loans.

There is a continuing risk of incurring costs related to further remedial and related efforts required by governmental or regulatory authorities and related to repurchase requests arising out of either the foreclosure process or origination issues. Reputational damage arising out of this industry-wide inquiry could also have an adverse effect upon our existing mortgage and home equity loan business and could reduce future business opportunities. Investors in mortgage loans and other assets that we sell are more likely to seek indemnification from us against losses or otherwise seek to have us share in such losses.

The CFPB has issued new rules for mortgage origination and mortgage servicing. Both the origination and servicing rules create new private rights of action for consumers against lenders and servicers like PNC in the event of certain violations. For additional information concerning the mortgage rules, see Supervision and Regulation in Item 1 of this Report.

Additionally, two government-sponsored enterprises (GSEs) (FHLMC and FNMA) are currently in conservatorship, with its primary regulator acting as a conservator. We cannot predict when or if the conservatorships will end or whether, as a result of legislative or regulatory action, there will be any associated changes to the structure of these GSEs or the housing finance industry more generally, including, but not limited to, changes to the relationship among these GSEs, the government and the private markets. The effects of any such reform on our business and financial results are uncertain.

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

Acquisitions of other financial services companies, financial assets and related deposits and other liabilities present risks and uncertainties to PNC in addition to those presented by the nature of the business acquired.

In general, acquisitions may be substantially more expensive or take longer to complete than anticipated (including unanticipated costs incurred in connection with the integration of the acquired company). Anticipated benefits (including anticipated cost savings and strategic gains, for example resulting from being able to offer product sets to a broader potential customer base) may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

24 The PNC Financial Services Group, Inc. – Form 10-K

Our ability to achieve anticipated results from acquisitions is often dependent also on the extent of credit losses in the acquired loan portfolios and the extent of deposit attrition, which are, in part, related to the state of economic and financial markets.

Also, litigation and governmental investigations that may be pending at the time of the acquisition or be filed or commenced thereafter, as a result of an acquisition or otherwise, could impact the timing or realization of anticipated benefits to PNC. Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report describes several legal proceedings related to pre-acquisition activities of companies we have acquired, including National City. Other such legal proceedings may be commenced in the future.

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

As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory delays or other regulatory issues. In addition, our ability to make large acquisitions in the future may be negatively impacted by regulatory rules or future regulatory initiatives designed to limit the potential for a financial institution to become “too big to fail.”

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

Another increasingly competitive factor in the financial services industry is the competition to attract and retain talented employees across many of our business and support areas. This competition leads to increased expenses in many business areas and can also cause us to not pursue certain business opportunities. Limitations on the manner in which regulated financial institutions can compensate their officers and employees may make it more difficult for regulated financial institutions to compete with unregulated financial institutions for talent.

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

Neither the occurrence nor the potential impact of disasters (such as earthquakes, hurricanes, tornadoes, floods and other severe weather conditions, pandemics, dislocations, fires, explosions, and other catastrophic accidents or events), terrorist activities and international hostilities can be predicted. However, these occurrences could impact us directly (for example, by causing significant damage to our facilities or preventing us from conducting our business in the ordinary course), or indirectly as a result of their impact on our borrowers, depositors, other customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. These types of impacts could lead, for example, to an increase in delinquencies,

The PNC Financial Services Group, Inc. – Form 10-K 25

bankruptcies or defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

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

ITEM 2 – PROPERTIES

Our executive and primary administrative offices are currently located at One PNC Plaza, Pittsburgh, Pennsylvania. The 30-story structure is owned by PNC Bank, National Association.

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

ITEM 3 – LEGAL PROCEEDINGS

See the information set forth in Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated here by reference.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding each of our executive officers as of February 23, 2015 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (a)
William S. Demchak	52	Chairman, Chief Executive Officer and President (b)	2002
Joseph C. Guyaux	64	Senior Vice Chairman and Chief Executive Officer and President of PNC Mortgage	1972
Orlando C. Esposito	56	Executive Vice President and Head of Asset Management Group	1988
Neil F. Hall	66	Executive Vice President and Head of Retail Banking	1995
Michael J. Hannon	58	Executive Vice President and Chief Credit Officer	1982
Vicki C. Henn	46	Executive Vice President and Chief Human Resources Officer	1994
Gregory B. Jordan	55	Executive Vice President, General Counsel and Head of Regulatory and Government Affairs	2013
Stacy M. Juchno	39	Executive Vice President and General Auditor	2009
Karen L. Larrimer	52	Executive Vice President and Chief Customer Officer	1995
Michael P. Lyons	44	Executive Vice President and Head of Corporate & Institutional Banking	2011
E. William Parsley, III	49	Executive Vice President, Chief Investment Officer, and Treasurer	2003
Robert Q. Reilly	50	Executive Vice President and Chief Financial Officer	1987
Joseph E. Rockey	50	Executive Vice President and Chief Risk Officer	1999
Steven Van Wyk	56	Executive Vice President and Head of Technology and Operations	2013
Gregory H. Kozich	51	Senior Vice President and Controller	2010
(a)	Where applicable, refers to year employed by predecessor company.
(b)	Mr. Demchak also serves as a director. Biographical information for Mr. Demchak is included in “Election of Directors (Item 1)” in our proxy statement for the 2015 annual meeting of shareholders. See Item 10 of this Report.

26 The PNC Financial Services Group, Inc. – Form 10-K

Joseph C. Guyaux has served as Senior Vice Chairman since February 2012 and was appointed chief executive officer and president of PNC Mortgage in January 2015. Mr. Guyaux was Chief Risk Officer from February 2012 to January 2015, prior to which he served as President.

Orlando C. Esposito was appointed Executive Vice President and head of PNC’s Asset Management Group in April 2013. Prior to being named to his current position, he held numerous leadership positions including Executive Vice President of Corporate Banking from November 2006 to April 2013.

Neil F. Hall has been an Executive Vice President since April 2012 and head of PNC’s Retail Banking since February 2012. Prior to being named to his current position, Mr. Hall led the delivery of sales and service to PNC’s retail and small business customers, directed branch banking, business banking, community development and PNC Investments.

Michael J. Hannon has served as Executive Vice President since February 2009, prior to which he served as Senior Vice President. He has served as Chief Credit Officer since November 2001. He also served as Interim Chief Risk Officer from December 2011 to February 2012.

Vicki C. Henn has served as Executive Vice President and Chief Human Resources Officer of PNC since July 2014. Ms. Henn joined PNC in 1994 and has held numerous management positions. Prior to being named to her current position, Ms. Henn was a Senior Vice President, responsible for Human Resources for Retail Banking.

Gregory B. Jordan joined PNC as Executive Vice President, General Counsel and Head of Regulatory and Government Affairs in October 2013. Prior to joining PNC, he served as the Global Managing Partner for the last 13 years of his 29 year tenure at Reed Smith LLP.

Stacy M. Juchno has served as Executive Vice President and General Auditor of PNC since April 2014. Ms. Juchno joined PNC in 2009 and previously served as a Senior Vice President and Finance Governance and Oversight Director.

Karen L. Larrimer was appointed Executive Vice President in May 2013. She has served as Chief Customer Officer since April 2014, prior to which she served as Chief Marketing Officer.

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

E. William Parsley, III has served as Treasurer and Chief Investment Officer since January 2004. He was appointed Executive Vice President in February 2009.

Robert Q. Reilly was appointed Chief Financial Officer in August 2013. He served as the head of PNC’s Asset Management Group from 2005 until April 2013. Previously, he held numerous management roles in both Corporate Banking and Asset Management. He was appointed Executive Vice President in February 2009.

Joseph E. Rockey was appointed Chief Risk Officer in January 2015. Prior to his appointment, Mr. Rockey led enterprise risk management and the Basel office within PNC’s risk management organization. Mr. Rockey joined PNC in 1999 and was appointed Executive Vice President in January 2015.

Steven Van Wyk joined PNC as Head of Technology and Operations in January 2013. From 2007 until joining PNC, Mr. Van Wyk served as Global Chief Operating Officer for ING. He was appointed Executive Vice President of PNC in February 2013.

Gregory H. Kozich has served as a Senior Vice President and Controller of PNC since 2011. Mr. Kozich joined PNC as Senior Vice President of PNC Bank in October 2010. Prior to joining PNC, Mr. Kozich was with FNMA from 2005 until late 2010, most recently serving as its corporate controller.

The PNC Financial Services Group, Inc. – Form 10-K 27

DIRECTORS OF THE REGISTRANT

The name, age and principal occupation of each of our directors as of February 23, 2015 and the year he or she first became a director is set forth below:

•	Richard O. Berndt, 72, Managing Partner of Gallagher, Evelius & Jones LLP (law firm) (2007)
•	Charles E. Bunch, 65, Chairman and Chief Executive Officer of PPG Industries, Inc. (coatings, sealants and glass products) (2007)
•	Paul W. Chellgren, 72, Operating Partner, Snow Phipps Group, LLC (private equity) (1995)
•	Marjorie Rodgers Cheshire, 46, President and Chief Operating Officer, A&R Development Corp. (real estate development company) (2014)
•	William S. Demchak, 52, Chairman, Chief Executive Officer and President of PNC (2013)
•	Andrew T. Feldstein, 50, Chief Executive Officer and Co-Chief Investment Officer of BlueMountain Capital Management, LLC (asset management firm) (2013)
•	Kay Coles James, 65, President and Founder of The Gloucester Institute (non-profit) (2006)
•	Richard B. Kelson, 68, Chairman, President and Chief Executive Officer, ServCo LLC (strategic sourcing, supply chain management) (2002)
•	Anthony A. Massaro, 70, Retired Chairman and Chief Executive Officer of Lincoln Electric Holdings, Inc. (manufacturer of welding and cutting products) (2002)
•	Jane G. Pepper, 69, Retired President of the Pennsylvania Horticultural Society (non-profit) (1997)
•	Donald J. Shepard, 68, Retired Chairman of the Executive Board and Chief Executive Officer of AEGON N.V. (insurance) (2007)
•	Lorene K. Steffes, 69, Independent Business Advisor (executive, business management and technical expertise) (2000)
•	Dennis F. Strigl, 68, Retired President and Chief Operating Officer of Verizon Communications Inc. (telecommunications) (2001)
•	Thomas J. Usher, 72, Non-executive Chairman of Marathon Petroleum Corporation (oil and gas industry) (1992)
•	George H. Walls, Jr., 72, former Chief Deputy Auditor for the State of North Carolina (2006)
•	Helge H. Wehmeier, 72, Retired Vice Chairman of Bayer Corporation (international life sciences, polymers and specialty chemicals) (1992)

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) (1) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 18, 2015, there were 69,964 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve and our primary bank regulators as part of the 2015 Comprehensive Capital Analysis and Review (CCAR) process as described in the Supervision and Regulation section in Item 1 of this Report.

The Federal Reserve has the power to prohibit us from paying dividends without its approval. For further information concerning dividend restrictions and other factors that could limit PNC’s ability to pay dividends, as well as restrictions on loans, dividends or advances from bank subsidiaries to the parent company, see the Supervision and Regulation section in Item 1, Item 1A Risk Factors, the Capital portion of the Consolidated Balance Sheet Review section, the Liquidity Risk Management portion of the Risk Management section, and the Trust Preferred Securities and REIT Preferred Securities portion of the Off-Balance Sheet Arrangements And Variable Interest Entities section in Item 7, and Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities and Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

We include here by reference additional information relating to PNC common stock under the Common Stock Prices/Dividends Declared section in the Statistical Information (Unaudited) section of Item 8 of this Report.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2014 in the table (with introductory paragraph and notes) that appears in Item 12 of this Report.

28 The PNC Financial Services Group, Inc. – Form 10-K

Our stock transfer agent and registrar is:

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

Registered shareholders may contact the above phone number regarding dividends and other shareholder services.

We include here by reference the information that appears under the Common Stock Performance Graph caption at the end of this Item 5.

(a)(2)	None.
(b)	Not applicable.
(c)	Details of our repurchases of PNC common stock during the fourth quarter of 2014 are included in the following table:

In thousands, except per share data

2014 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – 31	2,772	$82.77	2,734	11,417
November 1 – 30	1,311	$87.63	1,309	10,108
December 1 – 31	2,026	$90.38	2,022	8,086
Total	6,109	$86.33	6,065
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. Note 13 Employee Benefit Plans and Note 14 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)	On October 4, 2007, our Board of Directors authorized the repurchase of up to 25 million shares of PNC common stock. The repurchases are made in open market or privately negotiated transactions and the repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. The timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process.
Our 2014 capital plan, submitted as part of the CCAR process and approved by the Federal Reserve, included share repurchase programs of up to $1.5 billion for the four quarter period beginning with the second quarter of 2014. This amount does not include share repurchases in connection with various employee benefit plans referenced in note (a). In the fourth quarter of 2014, in accordance with the 2014 capital plan, we repurchased 6.065 million shares of common stock on the open market, with an average price of $86.41 per share and an aggregate repurchase price of $524 million.

Common Stock Performance Graph

This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2014, as compared with: (1) a selected peer group as set forth below and referred to as the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of that year. The stock performance graph assumes that $100 was invested on January 1, 2010 for the five-year period and that any dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2009 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 09	Dec. 10	Dec. 11	Dec. 12	Dec. 13	Dec. 14
PNC	100	115.81	112.26	116.38	158.80	191.07	13.83%
S&P 500 Index	100	115.06	117.48	136.27	180.39	205.07	15.45%
S&P 500 Banks	100	119.84	107.00	132.74	180.15	208.10	15.79%
Peer Group	100	120.80	104.59	137.49	186.35	216.01	16.65%

The Peer Group for the preceding chart and table consists of the following companies: BB&T Corporation; Comerica Inc.; Fifth Third Bancorp; KeyCorp; The PNC Financial Services Group, Inc.; SunTrust Banks, Inc.; U.S. Bancorp; Regions Financial Corporation; Wells Fargo & Company; Capital One Financial, Inc.; Bank of America Corporation; M&T Bank; and JP Morgan Chase and Company. This Peer Group was approved for 2014 by the Board’s Personnel and Compensation Committee. Such Committee has approved a peer group of twelve for 2015, consisting of all of the same companies as those in the 2014 Peer Group other than Comerica Inc.

Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2009 to December 31 of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

The PNC Financial Services Group, Inc. – Form 10-K 29

ITEM 6 – SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2014 (a)	2013 (a)	2012 (a)	2011	2010
SUMMARY OF OPERATIONS
Interest income	$9,431	$10,007	$10,734	$10,194	$11,150
Interest expense	906	860	1,094	1,494	1,920
Net interest income	8,525	9,147	9,640	8,700	9,230
Noninterest income	6,850	6,865	5,872	5,626	5,946
Total revenue	15,375	16,012	15,512	14,326	15,176
Provision for credit losses	273	643	987	1,152	2,502
Noninterest expense (b)	9,488	9,681	10,486	9,022	8,529
Income from continuing operations before income taxes and noncontrolling interests	5,614	5,688	4,039	4,152	4,145
Income taxes (b)	1,407	1,476	1,045	1,087	1,127
Income from continuing operations before noncontrolling interests	4,207	4,212	2,994	3,065	3,018
Income from discontinued operations (net of income taxes of zero, zero, zero, zero and $338) (c)					373
Net income (b)	4,207	4,212	2,994	3,065	3,391
Less: Net income (loss) attributable to noncontrolling interests (b)	23	11	(7)	16	(11)
Preferred stock dividends (d)	232	237	177	56	146
Preferred stock discount accretion and redemptions (d)	5	12	4	2	255
Net income attributable to common shareholders (d)	$3,947	$3,952	$2,820	$2,991	$3,001
PER COMMON SHARE
Basic earnings
Continuing operations (b)	$7.44	$7.45	$5.33	$5.69	$5.06
Discontinued operations (c)					.72
Net income	$7.44	$7.45	$5.33	$5.69	$5.78
Diluted earnings
Continuing operations (b)	$7.30	$7.36	$5.28	$5.62	$5.00
Discontinued operations (c)					.72
Net income	$7.30	$7.36	$5.28	$5.62	$5.72
Book value (b)	$77.61	$72.07	$66.95	$61.44	$56.22
Cash dividends declared	$1.88	$1.72	$1.55	$1.15	$.40
(a)	Includes the impact of RBC Bank (USA), which we acquired on March 2, 2012.
(b)	Amounts for prior periods have been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits.
(c)	Includes results of operations for PNC Global Investment Servicing Inc. (GIS) through June 30, 2010 and the related after-tax gain on sale. We sold GIS effective July 1, 2010, resulting in a gain of $639 million, or $328 million after taxes, recognized during the third quarter of 2010.
(d)	We redeemed the Series N (TARP) Preferred Stock on February 10, 2010. In connection with the redemption, we accelerated the accretion of the remaining issuance discount on the Series N Preferred Stock and recorded a corresponding reduction in retained earnings of $250 million in the first quarter of 2010. This resulted in a noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share. The Series N Preferred Stock was issued on December 31, 2008.

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

30 The PNC Financial Services Group, Inc. – Form 10-K

	At or for the year ended December 31
Dollars in millions, except as noted	2014 (a)	2013 (a)	2012 (a)	2011	2010
BALANCE SHEET HIGHLIGHTS
Assets (b) (c)	$345,072	$320,192	$305,029	$271,141	$264,230
Loans (c) (d)	204,817	195,613	185,856	159,014	150,595
Allowance for loan and lease losses (c)	3,331	3,609	4,036	4,347	4,887
Interest-earning deposits with banks (c) (e)	31,779	12,135	3,984	1,169	1,610
Investment securities (c)	55,823	60,294	61,406	60,634	64,262
Loans held for sale (d)	2,262	2,255	3,693	2,936	3,492
Goodwill and other intangible assets	10,947	11,290	10,869	10,144	10,753
Equity investments (b) (c) (f)	10,728	10,560	10,799	10,070	9,166
Noninterest-bearing deposits	73,479	70,306	69,980	59,048	50,019
Interest-bearing deposits	158,755	150,625	143,162	128,918	133,371
Total deposits	232,234	220,931	213,142	187,966	183,390
Transaction deposits (g)	198,267	186,391	176,705	147,637	134,654
Borrowed funds (c) (d) (h)	56,768	46,105	40,907	36,704	39,488
Total shareholders’ equity (b)	44,551	42,334	38,948	34,010	30,206
Common shareholders’ equity (b)	40,605	38,392	35,358	32,374	29,560
CLIENT INVESTMENT ASSETS (billions)
Discretionary client assets under management	$135	$127	$112	$107	$108
Nondiscretionary client assets under management	128	120	112	103	104
Total client assets under administration	263	247	224	210	212
Brokerage account client assets	43	41	38	34	34
Total	$306	$288	$262	$244	$246
SELECTED RATIOS
Net interest margin (i)	3.08%	3.57%	3.94%	3.92%	4.14%
Noninterest income to total revenue	45	43	38	39	39
Efficiency (b)	62	60	68	63	56
Return on
Average common shareholders’ equity (b)	9.91	10.85	8.29	9.56	10.87
Average assets (b)	1.28	1.38	1.02	1.16	1.28
Loans to deposits	88	89	87	85	82
Dividend payout (b)	25.3	23.1	29.1	20.2	6.8
Transitional Basel III common equity Tier 1 capital ratio (j) (k)	10.9	N/A	N/A	N/A	N/A
Transitional Basel III Tier 1 risk-based capital ratio (j) (k)	12.6	N/A	N/A	N/A	N/A
Pro forma fully phased-in Basel III common equity Tier 1 capital ratio (k) (l) (m)	10.0	9.4	7.5	N/A	N/A
Basel I Tier 1 common capital ratio (m)	N/A	10.5	9.6	10.3	9.8
Basel I Tier 1 risk-based capital ratio (m)	N/A	12.4	11.6	12.6	12.1
Common shareholders’ equity to total assets (b)	11.8	12.0	11.6	11.9	11.2
Average common shareholders’ equity to average assets (b)	12.1	11.9	11.5	11.9	10.4
SELECTED STATISTICS
Employees	53,587	54,433	56,285	51,891	50,769
Retail Banking branches	2,697	2,714	2,881	2,511	2,470
ATMs	8,605	7,445	7,282	6,806	6,673
Residential mortgage servicing portfolio – Serviced for Third Parties (in billions)	$108	$114	$119	$118	$125
Commercial mortgage servicing portfolio – Serviced for PNC and Others (in billions)	$336	$308	$282	$267	$266
(a)	Includes the impact of RBC Bank (USA), which we acquired on March 2, 2012.
(b)	Amounts for prior periods have been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits.
(c)	Amounts include consolidated variable interest entities. See Consolidated Balance Sheet in Item 8 of this Report for additional information.
(d)	Amounts include assets and liabilities for which we have elected the fair value option. See Consolidated Balance Sheet in Item 8 of this Report for additional information.
(e)	Amounts include balances held with the Federal Reserve Bank of Cleveland of $31.4 billion, $11.7 billion, $3.5 billion, $.4 billion and $1.0 billion as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
(f)	Amounts include our equity interest in BlackRock.
(g)	Represents the sum of interest-bearing money market deposits, interest-bearing demand deposits, and noninterest-bearing deposits.
(h)	Includes long-term borrowings of $41.5 billion, $27.6 billion, $19.3 billion, $20.9 billion and $24.8 billion for 2014, 2013, 2012, 2011 and 2010, respectively. Borrowings which mature more than one year after December 31, 2014 are considered to be long-term.
(i)	Calculated as taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under accounting principles generally accepted in the United States of America (GAAP) on the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the years 2014, 2013, 2012, 2011 and 2010 were $189 million, $168 million, $144 million, $104 million and $81 million, respectively.
(j)	Calculated using the regulatory capital methodology applicable to PNC during 2014.
(k)	See capital ratios discussion in the Supervision and Regulation section of Item 1 and in the Consolidated Balance Sheet Review section in Item 7 of this Report for additional discussion on these capital ratios.
(l)	Pro forma ratios as of December 31, 2014 and December 31, 2013 were calculated under the standardized approach and the pro forma ratio as of December 31, 2012 was calculated under the advanced approaches. The prior period ratios have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(m)	See additional information on the pro forma ratios and Basel I ratios in the Statistical Information (Unaudited) section in Item 8 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K 31

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

We strive to expand and deepen customer relationships by offering a broad range of deposit, fee-based and credit products and services. We are focused on delivering those products and services where, when and how our customers choose with the goal of offering insight that addresses their specific needs. Our approach is concentrated on organically growing and deepening client relationships that meet our risk/return measures. Our strategies for growing fee income across our lines of business are focused on achieving deeper market penetration and cross selling our diverse product mix.

Our strategic priorities are designed to enhance value over the long term. A key priority is to drive growth in acquired and underpenetrated geographic markets, including in the Southeast. In addition, we are seeking to attract more of the investable assets of new and existing clients. PNC is focused on transforming our retail banking business to a more customer-centric and sustainable model while lowering delivery costs as customer banking preferences evolve. We are also working to build a stronger residential mortgage banking business with the goal of becoming the provider of choice for our customers. Additionally, we continue to focus on expense management while investing in technology and business infrastructure and streamlining our processes.

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic uncertainty and the Basel III framework and return excess capital to shareholders, in accordance with the capital plan included in our 2015 Comprehensive Capital Analysis and Review (CCAR) submission to the Board of Governors of the Federal Reserve System (Federal Reserve). We continue to maintain a strong capital position and expect to build capital through retention of future earnings net of dividend payments and share repurchases. PNC has increased its liquidity positions at both PNC and PNC Bank, National Association (PNC Bank). For more detail, see the Capital and Liquidity Actions portion of this Executive Summary, the Capital portion of the Consolidated Balance Sheet Review section and the Liquidity Risk Management portion of the Risk

Management section of this Item 7 and the Supervision and Regulation section in Item 1 Business of this Report.

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

On January 20, 2015, the U.S. Supreme Court denied a writ of certiorari in NACS v. Board of Governors of the Federal Reserve System, with the effect that the decision of the U.S. Court of Appeals for the D.C. Circuit in this case will stand. In March 2014, the court of appeals had upheld the Federal Reserve’s network processing rule and its interchange fee rule except as to the issue of transaction monitoring costs, which it remanded to the Federal Reserve for further explanation. The court of appeals decision reversed the grant of summary judgment in July 2013 by the U.S. District Court for the District of Columbia in favor of the plaintiffs in this case vacating these rules.

For additional information concerning recent legislative and regulatory developments, as well as certain governmental, legislative and regulatory inquiries and investigations that may affect PNC, please see the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors, and Note 21 Legal

32 The PNC Financial Services Group, Inc. – Form 10-K

Proceedings and Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

•	The impact of market credit spreads on asset valuations.

In addition, our success will depend upon, among other things:

•	Focused execution of strategic priorities for organic customer growth opportunities,
•	Further success in growing profitability through the acquisition and retention of customers and deepening relationships,
•	Driving growth in acquired and underpenetrated geographic markets, including our Southeast markets,
•	Our ability to effectively manage PNC’s balance sheet and generate net interest income,
•	Revenue growth from fee income and our ability to provide innovative and valued products to our customers,
•	Our ability to utilize technology to develop and deliver products and services to our customers and protect PNC’s systems and customer information,
•	Our ability to bolster our critical infrastructure and streamline our core processes,
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•	A sustained focus on expense management,
•	Improving our overall asset quality,
•	Managing the non-strategic assets portfolio and impaired assets,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•	Prudent risk and capital management related to our efforts to manage risk to acceptable levels and to meet evolving CCAR compliance, regulatory capital and liquidity standards,
•	Actions we take within the capital and other financial markets,
•	The impact of legal and regulatory-related contingencies, and
•	The appropriateness of reserves needed for critical accounting estimates and related contingencies.

For additional information, please see the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 and Item 1A Risk Factors in this Report.

Table 1: Summary Financial Results

Year ended December 31	2014	2013
Net income (millions)	$4,207	$4,212
Diluted earnings per common share from net income	$7.30	$7.36
Return from net income on:
Average common shareholders’ equity	9.91%	10.85%
Average assets	1.28%	1.38%

Income Statement Highlights

Our performance in 2014 included the following:

•

Net income for 2014 of $4.2 billion was stable compared with 2013, as a 4% decrease in revenue was mostly offset by a reduction in provision for credit losses and a 2% decline in noninterest expense. Lower revenue in the comparison was driven by a 7% decline in net interest income, as noninterest income was essentially unchanged. For additional detail, please see the Consolidated Income Statement Review section in this Item 7.

•

Net interest income of $8.5 billion for 2014 decreased 7% compared with 2013, as lower yields on loans and investment securities, a decline in investment securities balances and a reduction in purchase accounting accretion were partially offset by commercial and commercial real estate loan growth.

•

Net interest margin decreased to 3.08 % for 2014 compared to 3.57 % for 2013. The decline reflected the impact of lower loan and securities yields in the ongoing low rate environment, lower purchase accounting accretion and the impact of higher interest-earning deposits with the Federal Reserve Bank.

The PNC Financial Services Group, Inc. – Form 10-K 33

•

Noninterest income was $6.9 billion for 2014 and 2013, as strong overall client fee income was offset by lower residential mortgage revenue, declines in asset valuations and reduced sales of securities.

•	The provision for credit losses decreased to $273 million for 2014 compared to $643 million for 2013 due to overall credit quality improvement.
•	Noninterest expense was $9.5 billion for 2014, a decrease of 2% compared with 2013, primarily reflecting well managed expenses.

Credit Quality Highlights

•	Asset quality trends in 2014 improved from 2013. For additional detail, see the Credit Risk Management portion of the Risk Management section of this Item 7.
•

Nonperforming assets decreased $.6 billion, or 17%, to $2.9 billion at December 31, 2014 compared to December 31, 2013. Nonperforming assets to total assets were 0.83% at December 31, 2014, compared to 1.08% at December 31, 2013.

•	Overall loan delinquencies of $1.9 billion at December 31, 2014 decreased $.5 billion, or 22%, compared with December 31, 2013.
•	The allowance for loan and lease losses was 1.63% of total loans and 133% of nonperforming loans at December 31, 2014, compared with 1.84% and 117% at December 31, 2013, respectively.
•

Net charge-offs of $.5 billion in 2014 declined 51% compared to net charge-offs of $1.1 billion for 2013. Net charge-offs were 0.27% of average loans in 2014 and 0.57% of average loans in 2013. These comparisons were impacted by alignment with interagency guidance in the first quarter of 2013 on practices for loans and lines of credit related to consumer lending. In the first quarter 2013, this alignment had the overall effect of (i) accelerating charge-offs, (ii) increasing nonperforming loans and (iii) in the case of loans accounted for under the fair value option, increasing nonaccrual loans.

Balance Sheet Highlights

•	Total loans increased by $9.2 billion to $205 billion at December 31, 2014 compared to December 31, 2013.
•	Total commercial lending increased by $11.2 billion, or 10%, as a result of growth in commercial and commercial real estate loans.
•	Total consumer lending decreased $2.0 billion, or 3%, due to lower home equity, education and residential mortgage loans, partially offset by growth in automobile loans.
•	Total deposits increased by $11.3 billion, or 5%, to $232 billion at December 31, 2014 compared with December 31, 2013, driven by growth in transaction deposits.
•	PNC further increased its liquidity position as reflected in higher deposit balances maintained with the Federal Reserve Bank.
•

The regulatory short-term Liquidity Coverage Ratio became effective for PNC as an advanced approaches bank beginning January 1, 2015, with a minimum phased-in requirement of 80% in 2015, calculated as of month end. The estimated pro forma ratio at December 31, 2014 exceeded 100% and 95% for PNC and PNC Bank, respectively.

•	PNC’s well-positioned balance sheet remained core funded with a loans to deposits ratio of 88% at December 31, 2014.
•	The Transitional Basel III common equity Tier 1 capital ratio, calculated using the regulatory capital methodology applicable to PNC during 2014, was 10.9% at December 31, 2014.
•

Pro forma fully phased-in Basel III common equity Tier 1 capital ratio increased to an estimated 10.0% at December 31, 2014 from 9.4% at December 31, 2013 based on the standardized approach rules. See the Capital discussion and Table 18 in the Consolidated Balance Sheet Review section of this Item 7 and the December 31, 2013 capital ratio tables in the Statistical Information (Unaudited) section in Item 8 of this Report for more detail.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Item 7 describe in greater detail the various items that impacted our results during 2014 and 2013 and balances at December 31, 2014 and December 31, 2013, respectively.

Capital and Liquidity Actions

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process.

In connection with the 2014 CCAR, PNC submitted its 2014 capital plan, as approved by its Board of Directors, to the Federal Reserve in January 2014. As we announced on March 26, 2014, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions, which included a recommendation to increase the quarterly common stock dividend in the second quarter of 2014. The capital plan also included share repurchase programs of up to $1.5 billion for the four quarter period beginning in the second quarter of 2014 under PNC’s existing common stock repurchase authorization. These programs include repurchases of up to $200 million to mitigate the financial impact of employee benefit plan transactions. In the last three quarters of 2014, in

34 The PNC Financial Services Group, Inc. – Form 10-K

accordance with the 2014 capital plan, we repurchased 12.9 million shares of common stock on the open market, with an average price of $85.95 per share and an aggregate repurchase price of $1.1 billion.

On April 3, 2014, consistent with our 2014 capital plan, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from 44 cents per common share to 48 cents per common share beginning with the May 5, 2014 dividend payment.

In connection with the 2015 CCAR, PNC submitted its 2015 capital plan, as approved by its Board of Directors, to the Federal Reserve in January 2015. PNC expects to receive the Federal Reserve’s response (either a non-objection or objection) to the capital plan submitted as part of the 2015 CCAR in March 2015. For additional information concerning the CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, see the Supervision and Regulation section of Item 1 of this Report.

See the Liquidity Risk Management portion of the Risk Management section of this Item 7 for more detail on our 2014 capital and liquidity actions.

Average Consolidated Balance Sheet Highlights

Table 2: Summarized Average Balance Sheet

Year ended December 31			Change
Dollars in millions	2014	2013	$	%
Average assets
Interest-earning assets
Investment securities	$55,820	$57,319	$(1,499)	(3)%
Loans	199,648	189,973	9,675	5%
Interest-earning deposits with banks	19,204	4,910	14,294	291%
Other	8,633	8,443	190	2%
Total interest-earning assets	283,305	260,645	22,660	9%
Noninterest-earning assets	44,548	45,019	(471)	(1)%
Total average assets	$327,853	$305,664	$22,189	7%
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$152,814	$146,000	$6,814	5%
Borrowed funds	48,817	40,022	8,795	22%
Total interest-bearing liabilities	201,631	186,022	15,609	8%
Noninterest-bearing deposits	70,108	66,168	3,940	6%
Other liabilities	10,768	11,159	(391)	(4)%
Equity	45,346	42,315	3,031	7%
Total average liabilities and equity	$327,853	$305,664	$22,189	7%

Total assets were $345.1 billion at December 31, 2014 compared with $320.2 billion at December 31, 2013. The increase from year end 2013 was primarily due to higher interest-earning deposits with banks and loan growth, partially offset by lower investment securities.

Various seasonal and other factors impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Item 7 provides information on changes in selected Consolidated Balance Sheet categories at December 31, 2014 compared with December 31, 2013.

Average investment securities decreased during 2014 compared with 2013, primarily due to a net decline in average residential and commercial mortgage-backed securities from principal payments, partially offset by an increase in average U.S. Treasury and government agencies securities, which was largely driven by purchases to enhance our liquidity position.

Total investment securities comprised 20% of average interest-earning assets in 2014 and 22% in 2013.

Average loans grew in 2014, driven by increases in average commercial loans of $6.4 billion and average commercial real estate loans of $3.2 billion. The overall increase in loans reflected organic loan growth, primarily in our Corporate & Institutional Banking segment.

Loans represented 70% of average interest-earning assets for 2014 and 73% of average interest-earning assets for 2013.

The PNC Financial Services Group, Inc. – Form 10-K 35

Average interest-earning deposits with banks, which are primarily maintained with the Federal Reserve Bank, increased significantly in the comparison to the prior year period as we continued to enhance our liquidity position.

Average noninterest-earning assets decreased in 2014 compared with 2013, primarily reflecting lower unsettled securities sales, partially offset by higher investment securities valuation adjustments, both of which are included in noninterest-earning assets for average balance sheet purposes.

Average total deposits increased $10.8 billion in 2014 compared with the prior year, driven by an increase of $12.1 billion in average transaction deposits, which grew to $189 billion in 2014. Higher average money market deposits, average noninterest-bearing deposits, and average interest-bearing demand deposits drove the increase in both commercial and consumer average transaction deposits. These increases were partially offset by a decrease of $2.6 billion in average retail certificates of deposit attributable to runoff of maturing accounts. Total deposits at December 31, 2014 were $232.2 billion compared with $220.9 billion at December 31, 2013 and are further discussed within the Consolidated Balance Sheet Review section of this Item 7.

Average total deposits represented 68% of average total assets for 2014 and 69% for 2013.

Average borrowed funds increased in 2014 compared with 2013 primarily due to increases in average Federal Home Loan Bank (FHLB) borrowings, average bank notes and senior debt, and average subordinated debt, in part to enhance our liquidity position. These increases were partially offset by a decline in average commercial paper. Total borrowed funds at December 31, 2014 were $56.8 billion compared with $46.1 billion at December 31, 2013 and are further discussed within the Consolidated Balance Sheet Review section of this Item 7. The Liquidity Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding our borrowed funds.

Business Segment Highlights

Total business segment earnings were $3.9 billion in 2014 and $4.0 billion in 2013. The Business Segments Review section of this Item 7 includes further analysis of our business segment results during 2014 and 2013, including presentation differences from Note 24 Segment Reporting in our Notes To Consolidated Financial Statements in Item 8 of this Report. Note 24 Segment Reporting presents results of businesses for 2014, 2013 and 2012.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 24 Segment Reporting in our Notes To Consolidated Financial Statements in Item 8 of this Report.

Table 3: Results Of Businesses – Summary

(Unaudited)

Year ended December 31	Net Income (a)		Revenue		Average Assets (a) (b)
In millions	2014	2013	2014	2013	2014	2013
Retail Banking	$728	$550	$6,049	$6,100	$75,046	$74,971
Corporate & Institutional Banking	2,106	2,264	5,476	5,506	122,927	112,970
Asset Management Group	181	162	1,107	1,040	7,745	7,366
Residential Mortgage Banking	35	148	800	1,100	7,857	9,896
BlackRock	530	469	703	621	6,640	6,272
Non-Strategic Assets Portfolio	367	379	587	742	8,338	9,987
Total business segments	3,947	3,972	14,722	15,109	228,553	221,462
Other (c) (d) (e)	260	240	653	903	99,300	84,202
Total	$4,207	$4,212	$15,375	$16,012	$327,853	$305,664
(a)	Amounts for 2013 period have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Period-end balances for BlackRock.
(c)	“Other” average assets include investment securities associated with asset and liability management activities.
(d)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in Note 24 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report.
(e)	Net income for “Other” in 2014 increased slightly compared to 2013 as lower noninterest expense due to a reduction in benefits costs was mostly offset by lower interest income from investment securities.

36 The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 8 of this Report.

Net income for 2014 of $4.2 billion was stable compared with 2013, as a 4% decrease in revenue was mostly offset by a reduction in provision for credit losses and a 2% decline in noninterest expense. Lower revenue in the comparison was driven by a 7% decline in net interest income, as noninterest income was essentially unchanged.

Net Interest Income

Table 4: Net Interest Income and Net Interest Margin

	Year ended December 31
Dollars in millions	2014	2013
Net interest income	$8,525	$9,147
Net interest margin	3.08%	3.57%

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information (Unaudited) – Average Consolidated Balance Sheet And Net Interest Analysis and Analysis Of Year-To-Year Changes In Net Interest Income in Item 8 of this Report and the discussion of purchase accounting accretion on purchased impaired loans in the Consolidated Balance Sheet review in this Item 7 for additional information.

Net interest income decreased by $622 million, or 7%, in 2014 compared with 2013 reflecting the ongoing low rate environment. Lower yields on loans and investment securities, a decline in investment securities balances and a reduction in purchase accounting accretion were partially offset by commercial and commercial real estate loan growth. Lower net interest income also included the impact from the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income.

Net interest margin decreased in the comparison to the prior year, driven by a 50 basis point decline in the yield on total interest-earning assets, which included the impact of lower purchase accounting accretion, continued spread compression, and repricing of new and existing loans and securities in the ongoing low rate environment. The decline also included the impact of the second quarter 2014 correction to reclassify certain commercial facility fees and the impact of higher interest-earning deposits maintained with the Federal Reserve Bank.

We expect net interest income for the first quarter of 2015 to remain stable with fourth quarter 2014. However, for full year 2015, we expect purchase accounting accretion to be down approximately $225 million compared to 2014.

Noninterest Income

Table 5: Noninterest Income

Year ended December 31			Change
Dollars in millions	2014	2013	$	%
Noninterest income
Asset management	$1,513	$1,342	$171	13%
Consumer services	1,254	1,253	1	–
Corporate services	1,415	1,210	205	17%
Residential mortgage	618	871	(253)	(29)%
Service charges on deposits	662	597	65	11%
Net gains on sales of securities	4	99	(95)	(96)%
Net other-than-temporary impairments	(11)	(16)	5	(31)%
Other	1,395	1,509	(114)	(8)%
Total noninterest income	$6,850	$6,865	$(15)	–

Noninterest income remained relatively stable in 2014 compared to the prior year, as strong overall client fee income was offset by lower residential mortgage revenue, declines in asset valuations and reduced sales of securities. Noninterest income as a percentage of total revenue was 45% for 2014, up from 43% for 2013.

Asset management revenue increased in 2014 compared to 2013, driven by increased earnings from our BlackRock investment, as well as stronger average equity markets and positive net flows, after adjustments for cyclical client activities. Discretionary client assets under management in the Asset Management Group increased to $135 billion at December 31, 2014 compared with $127 billion at December 31, 2013.

Consumer service fees were relatively unchanged in 2014 compared to the prior year, as higher consumer service fees in Retail Banking were offset by lower revenue from previously discontinued insurance programs, as well as the termination of our debit card rewards program in the fourth quarter of 2013, which resulted in a prior year benefit and consequently diluted the year-over-year growth comparison.

Corporate service fees increased to $1.4 billion in 2014 compared to $1.2 billion in 2013, driven by higher merger and acquisition advisory fees from a record year for our mergers and acquisition advisory firm, Harris Williams, and the impact of the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income. These increases were partially offset by lower net commercial mortgage servicing rights valuation gains, which were $38 million in 2014 compared to $68 million in 2013.

The PNC Financial Services Group, Inc. – Form 10-K 37

Residential mortgage revenue decreased to $618 million in 2014 from $871 million in 2013, primarily due to lower loan sales revenue from a reduction in origination volume and significantly lower net hedging gains on residential mortgage servicing rights, partially offset by higher loan servicing fee revenue and the impact of second quarter 2014 gains on sales of previously underperforming portfolio loans.

Lower residential mortgage revenue in the comparison also reflected the impact of the 2013 net benefit from release of reserves for residential mortgage repurchase obligations of $53 million, as the impact to 2014 was not significant. This net release of reserves in 2013 was largely the result of agreements with two government-sponsored enterprises (GSEs), FHLMC and FNMA, for loans sold into agency securitizations. See the Recourse And Repurchase Obligations section of this Item 7 for further detail.

Service charges on deposits increased in 2014, benefitting from changes in product offerings and higher customer-related activity.

Other noninterest income decreased to $1.4 billion in 2014 compared to $1.5 billion in 2013. The decline was driven by a reduction in asset valuations, lower revenue associated with private equity investments, decreased revenue due to the lower market value of investments related to deferred compensation obligations, and lower revenue associated with customer-related derivative activities, including credit valuations. These decreases were partially offset by higher gains on sales of other assets.

The decline in revenue from credit valuations for customer-related derivatives activities was driven primarily by market interest rate changes impacting the valuations. The 2013 impact of these customer-related derivatives activities was $56 million, while the 2014 impact was not significant.

Higher gains on sales of other assets in the comparison included $94 million on the fourth quarter 2014 sale of PNC’s Washington, D.C. regional headquarters building, as well as increased gains on sales of Visa Class B Common shares, which were $209 million on sales of 3.5 million shares in 2014 compared to $168 million on the sale of 4 million shares in 2013. As of December 31, 2014, we held approximately 7 million Visa Class B common shares with a fair value of approximately $742 million and a recorded investment of approximately $77 million.

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

In the first quarter of 2015, we expect fee income to be down mid-single digits, on a percentage basis, compared with the fourth quarter of 2014 due to seasonality.

For full year 2015, we expect revenue to continue to be under pressure compared with 2014, as we expect the combined revenue growth from our businesses to partially offset the decline in purchase accounting accretion.

Provision For Credit Losses

The provision for credit losses totaled $273 million in 2014 compared with $643 million in 2013. The decrease in provision reflected improved overall credit quality, including lower consumer loan delinquencies. A contributing economic factor was the increasing value of residential real estate, which improved expected cash flows from our purchased impaired loans.

We currently expect our provision for credit losses in the first quarter of 2015 to be between $50 million and $100 million.

The Credit Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Noninterest expense was $9.5 billion for 2014, a decrease of $.2 billion, or 2%, from $9.7 billion for 2013, reflecting overall disciplined expense management. The decline was driven by a decrease in personnel expense related to lower headcount and benefits costs, partially offset by investments in technology and infrastructure. Additionally, noncash charges of $57 million in 2013 for unamortized discounts related to redemption of trust preferred securities contributed to the decline. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2013 Form 10-K for additional detail on the 2013 redemption of trust preferred securities.

During 2014, we completed actions and exceeded our 2014 continuous improvement goal of $500 million in cost savings. These cost savings are funding investments in our infrastructure, including those related to cybersecurity and our datacenters, and investments in our diversified businesses, including our Retail Banking transformation, consistent with our strategic priorities.

In 2015, we expect to continue this approach and have a goal of an additional $400 million in cost savings through our Continuous Improvement Program, which again we expect will help to fund our business and technology investments.

For the first quarter of 2015, we expect noninterest expense to be down by high-single digits on a percentage basis compared with the fourth quarter of 2014.

38 The PNC Financial Services Group, Inc. – Form 10-K

Effective Income Tax Rate

The effective income tax rate was 25.1% for 2014 compared with 25.9% for 2013. The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

The effective tax rates for both 2014 and 2013 reflect the adoption of Accounting Standards Update (ASU) 2014-01, which relates to amortization of investments in low income housing tax credits. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for further detail. The retrospective application of this guidance resulted in increased income tax expenses in both periods due to the reclassification of noninterest expense associated with these investments.

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

Dollars in millions	December 31 2014	December 31 2013	Change
			$	%
Assets
Interest-earning deposits with banks	$31,779	$12,135	$19,644	162%
Loans held for sale	2,262	2,255	7	–%
Investment securities	55,823	60,294	(4,471)	(7)%
Loans	204,817	195,613	9,204	5%
Allowance for loan and lease losses	(3,331)	(3,609)	278	(8)%
Goodwill	9,103	9,074	29	–%
Other intangible assets	1,844	2,216	(372)	(17)%
Other, net	42,775	42,214	561	1%
Total assets	$345,072	$320,192	$24,880	8%
Liabilities
Deposits	$232,234	$220,931	$11,303	5%
Borrowed funds	56,768	46,105	10,663	23%
Other	9,996	9,119	877	10%
Total liabilities	298,998	276,155	22,843	8%
Equity
Total shareholders’ equity	44,551	42,334	2,217	5%
Noncontrolling interests	1,523	1,703	(180)	(11)%
Total equity	46,074	44,037	2,037	5%
Total liabilities and equity	$345,072	$320,192	$24,880	8%

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Item 8 of this Report.

The increase in total assets was primarily due to higher interest-earning deposits with banks and loan growth, partially offset by lower investment securities. The increase in interest-earning deposits with banks was driven by higher deposit balances maintained with the Federal Reserve Bank due to regulatory short-term liquidity standards that became effective for PNC as an advanced approaches bank beginning January 1, 2015. Interest-earning deposits with banks included balances held with the Federal Reserve Bank of Cleveland of $31.4 billion and $11.7 billion at December 31, 2014 and December 31, 2013, respectively. The increase in liabilities was largely due to growth in deposits and higher Federal Home Loan Bank borrowings and issuances of bank notes and senior debt and subordinated debt, partially offset by a decline in federal funds purchased and repurchase agreements. An analysis of changes in selected balance sheet categories follows.

The PNC Financial Services Group, Inc. – Form 10-K 39

Loans

Outstanding loan balances of $204.8 billion at December 31, 2014 and $195.6 billion at December 31, 2013 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.7 billion at December 31, 2014 and $2.1 billion at December 31, 2013, respectively. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

Table 7: Details Of Loans

	December 31	December 31	Change
Dollars in millions	2014	2013	$	%
Commercial lending
Commercial
Retail/wholesale trade	$16,972	$15,530	$1,442	9%
Manufacturing	18,744	16,208	2,536	16%
Service providers	14,103	13,052	1,051	8%
Real estate related (a)	10,812	10,729	83	1%
Financial services	6,178	4,927	1,251	25%
Health care	9,017	8,690	327	4%
Other industries	21,594	19,242	2,352	12%
Total commercial	97,420	88,378	9,042	10%
Commercial real estate
Real estate projects (b)	14,577	13,613	964	7%
Commercial mortgage	8,685	7,578	1,107	15%
Total commercial real estate	23,262	21,191	2,071	10%
Equipment lease financing	7,686	7,576	110	1%
Total commercial lending (c)	128,368	117,145	11,223	10%
Consumer lending
Home equity
Lines of credit	20,361	21,696	(1,335)	(6)%
Installment	14,316	14,751	(435)	(3)%
Total home equity	34,677	36,447	(1,770)	(5)%
Residential real estate
Residential mortgage	13,885	14,418	(533)	(4)%
Residential construction	522	647	(125)	(19)%
Total residential real estate	14,407	15,065	(658)	(4)%
Credit card	4,612	4,425	187	4%
Other consumer
Education	6,626	7,534	(908)	(12)%
Automobile	11,616	10,827	789	7%
Other	4,511	4,170	341	8%
Total consumer lending	76,449	78,468	(2,019)	(3)%
Total loans	$204,817	$195,613	$9,204	5%
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Construction loans with interest reserves and A/B Note restructurings are not significant to PNC.

40 The PNC Financial Services Group, Inc. – Form 10-K

The increase in loans was driven by the increase in commercial lending as a result of growth in commercial and commercial real estate loans, primarily from new customers and organic growth. The decline in consumer lending resulted from lower home equity, education and residential mortgage loans, partially offset by growth in automobile loans.

Loans represented 59% of total assets at December 31, 2014 and 61% at December 31, 2013. Commercial lending represented 63% of the loan portfolio at December 31, 2014 and 60% at December 31, 2013. Consumer lending represented 37% of the loan portfolio at December 31, 2014 and 40% at December 31, 2013.

Commercial real estate loans represented 11% of total loans at both December 31, 2014 and December 31, 2013 and represented 7% of total assets at both December 31, 2014 and December 31, 2013. See the Credit Risk Management portion of the Risk Management section of this Item 7 for additional information regarding our loan portfolio.

Total loans above include purchased impaired loans of $4.9 billion, or 2% of total loans, at December 31, 2014, and $6.1 billion, or 3% of total loans, at December 31, 2013.

Our loan portfolio continued to be diversified among numerous industries, types of businesses and consumers across our principal geographic markets.

Allowance for Loan and Lease Losses (ALLL)

Our total ALLL of $3.3 billion at December 31, 2014 consisted of $1.6 billion and $1.7 billion established for the commercial lending and consumer lending categories, respectively. The ALLL included what we believe to be appropriate loss coverage on all loans, including higher risk loans, in the commercial and consumer portfolios. We do not consider government insured or guaranteed loans to be higher risk as defaults have historically been materially mitigated by payments of insurance or guarantee amounts for approved claims. Additional information regarding our higher risk loans is included in the Credit Risk Management portion of the Risk Management section of this Item 7 and Note 1 Accounting Policies, Note 3 Asset Quality and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in Item 8 of this Report.

Purchase Accounting Accretion and Valuation of Purchased Impaired Loans

Information related to purchase accounting accretion and accretable yield for 2014 and 2013 follows. Additional information is provided in Note 4 Purchased Loans in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

Table 8: Accretion – Purchased Impaired Loans

In millions	2014	2013
Accretion on purchased impaired loans
Scheduled accretion	$460	$580
Reversal of contractual interest on impaired loans	(253)	(314)
Scheduled accretion net of contractual interest	207	266
Excess cash recoveries (a)	127	115
Total	$334	$381
(a)	Relates to excess cash recoveries for purchased impaired commercial loans.

Table 9: Purchased Impaired Loans – Accretable Yield

In millions	2014	2013
January 1	$2,055	$2,166
Scheduled accretion	(460)	(580)
Excess cash recoveries	(127)	(115)
Net reclassification to accretable from non-accretable and other activity (a)	90	584
December 31 (b)	$1,558	$2,055
(a)	Approximately 93% and 37% of the net reclassifications for the years ended December 31, 2014 and 2013, respectively, were driven by the commercial portfolio and were due to improvements of cash expected to be collected on acquired loans in future periods, with the remainder predominantly due to future cash flow changes in the consumer portfolio.
(b)	As of December 31, 2014, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $.9 billion in future periods. This will partially offset the total net accretable interest in future interest income of $1.6 billion on purchased impaired loans.

The PNC Financial Services Group, Inc. – Form 10-K 41

Information related to the valuation of purchased impaired loans at December 31, 2014 and December 31, 2013 follows.

Table 10: Valuation of Purchased Impaired Loans

	December 31, 2014		December 31, 2013
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Outstanding balance (a)	$466		$937
Recorded investment	$310		$673
Allowance for loan losses	(79)		(133)
Net investment/Carrying value	$231	50%	$540	58%
Consumer and residential mortgage loans:
Outstanding balance (a)	$4,541		$5,548
Recorded investment	$4,548		$5,433
Allowance for loan losses	(793)		(871)
Net investment/Carrying value	$3,755	83%	$4,562	82%
Total purchased impaired loans:
Outstanding balance (a)	$5,007		$6,485
Recorded investment	$4,858		$6,106
Allowance for loan losses	(872)		(1,004)
Net investment/Carrying value	$3,986	80%	$5,102	79%
(a)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting. See Note 4 Purchased Loans for more information on purchased impaired loans.

At December 31, 2014, our largest individual purchased impaired loan had a recorded investment of $9 million. We currently expect to collect total cash flows of $5.6 billion on purchased impaired loans, representing the $4.0 billion net investment at December 31, 2014 and the accretable net interest of $1.6 billion shown in Table 9.

Weighted Average Life of the Purchased Impaired Portfolios

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of December 31, 2014.

Table 11: Weighted Average Life of the Purchased Impaired Portfolios

As of December 31, 2014 Dollars in millions	Recorded Investment	WAL (a)
Commercial	$74	1.8 years
Commercial real estate	236	1.3 years
Consumer (b)	1,989	3.9 years
Residential real estate	2,559	4.8 years
Total	$4,858	4.1 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

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

Table 12: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	December 31, 2014	Declining Scenario (a)	Improving Scenario (b)
Expected cash flows	$5.6	$(.2)	$.2
Accretable difference	1.6	–	–
Allowance for loan and lease losses	(.9)	(.1)	.2
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans, we assume home price forecast decreases by ten percent and unemployment rate forecast increases by two percentage points; for commercial loans, we assume that collateral values decrease by ten percent.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by ten percent, unemployment rate forecast decreases by two percentage points and interest rate forecast increases by two percentage points; for commercial loans, we assume that collateral values increase by ten percent.

42 The PNC Financial Services Group, Inc. – Form 10-K

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

Net unfunded credit commitments are comprised of the following:

Table 13: Net Unfunded Loan Commitments

In millions	December 31 2014	December 31 2013
Total commercial lending (a)	$99,837	$90,104
Home equity lines of credit	17,839	18,754
Credit card	17,833	16,746
Other	4,178	4,266
Total	$139,687	$129,870
(a)	Less than 5% of net unfunded loan commitments relate to commercial real estate at each date.

Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.

Standby bond purchase agreements totaled $1.1 billion at December 31, 2014 and $1.3 billion at December 31, 2013 and are included in the preceding table, primarily within the Total commercial lending category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $10.0 billion at December 31, 2014 and $10.5 billion at December 31, 2013. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Information regarding our credit extension commitments and our allowance for unfunded loan commitments and letters of credit is included in Note 1 Accounting Policies, Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Investment Securities

The following table presents the distribution of our investment securities portfolio. We have included credit ratings information because the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. For those securities, where during our quarterly security-level impairment assessments we determined losses represented other-than-temporary impairment (OTTI), we have recorded cumulative credit losses of $1.2 billion in earnings and accordingly have reduced the amortized cost of our securities. See Table 78 in Note 6 Investment Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report for more detail. The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower.

Table 14: Investment Securities

	December 31, 2014		December 31, 2013		Ratings (a) As of December 31, 2014
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$5,485	$5,714	$4,229	$4,361	100%
Agency residential mortgage-backed (b)	23,382	23,935	27,370	27,535	100
Non-agency residential mortgage-backed	4,993	5,225	5,750	5,894	10	1%	3%	81%	5%
Agency commercial mortgage-backed (b)	3,378	3,440	2,996	3,063	100
Non-agency commercial mortgage-backed (c)	5,095	5,191	5,624	5,744	77	7	7	4	5
Asset-backed (d)	5,900	5,940	6,763	6,773	90	2		7	1
State and municipal	3,995	4,191	3,664	3,678	86	7			7
Other debt	2,099	2,142	2,845	2,891	65	23	11		1
Corporate stock and other	442	441	434	433					100
Total investment securities (e)	$54,769	$56,219	$59,675	$60,372	85%	2%	1%	10%	2%
(a)	Ratings percentages allocated based on amortized cost.
(b)	These line items were corrected for the prior period due to a misclassification of Government National Mortgage Association (GNMA) securities collateralized by project loans. $1.1 billion was previously reported as residential mortgage-backed agency securities and was reclassified to commercial mortgage-backed agency securities.
(c)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.
(d)	Collateralized primarily by government guaranteed student loans and other consumer credit products and corporate debt.
(e)	Includes available for sale and held to maturity securities.

The PNC Financial Services Group, Inc. – Form 10-K 43

Investment securities represented 16% of total assets at December 31, 2014 and 19% at December 31, 2013.

We evaluate our investment securities portfolio in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. At December 31, 2014, 85% of the securities in the portfolio were rated AAA/AA, with U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively representing 59% of the portfolio.

The investment securities portfolio includes both available for sale and held to maturity securities. Securities classified as available for sale are carried at fair value with net unrealized gains and losses, representing the difference between amortized cost and fair value, included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet. Securities classified as held to maturity are carried at amortized cost. As of December 31, 2014, the amortized cost and fair value of available for sale securities totaled $43.2 billion and $44.2 billion, respectively, compared to an amortized cost and fair value as of December 31, 2013 of $48.0 billion and $48.6 billion, respectively. The amortized cost and fair value of held to maturity securities were $11.6 billion and $12.0 billion, respectively, at December 31, 2014, compared to $11.7 billion and $11.8 billion, respectively, at December 31, 2013.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains in the total investment securities portfolio increased to $1.5 billion at December 31, 2014 from $.7 billion at December 31, 2013 primarily due to the impact of market interest rates and credit spreads. The comparable amounts for the securities available for sale portfolio were $1.1 billion and $.6 billion, respectively.

Unrealized gains and losses on available for sale debt securities do not impact liquidity. However these gains and losses do affect risk-based capital under the regulatory capital rules that became effective beginning in 2014 for PNC. Also, a change in the securities’ credit ratings could impact the liquidity of the securities and may be indicative of a change in credit quality, which could affect our risk-weighted assets and, therefore, our regulatory capital ratios under the regulatory capital rules in effect starting with 2014. In addition, the amount representing the credit-related portion of OTTI on available for sale securities would reduce our earnings and regulatory capital ratios.

During the second quarter of 2014, we transferred securities with a fair value of $1.4 billion from available for sale to held to maturity. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on Accumulated other comprehensive income and certain capital measures, after taking into consideration market conditions and regulatory capital requirements under Basel III capital standards. See additional discussion of this transfer in Note 6 Investment Securities in our Notes To Consolidated Financial Statements included in Item 8 of this Report.

The duration of investment securities was 2.2 years at December 31, 2014. We estimate that, at December 31, 2014, the effective duration of investment securities was 2.2 years for an immediate 50 basis points parallel increase in interest rates and 2.1 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2013 for the effective duration of investment securities were 3.0 years and 2.8 years, respectively.

At least quarterly, we conduct a comprehensive security-level impairment assessment on all securities. For securities in an unrealized loss position, we determine whether the loss represents OTTI. For debt securities that we neither intend to sell nor believe we will be required to sell prior to expected recovery, we recognize the credit portion of OTTI charges in current earnings and include the noncredit portion of OTTI in Net unrealized gains (losses) on OTTI securities on our Consolidated Statement of Comprehensive Income and net of tax in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet. In 2014 and 2013 we recognized OTTI credit losses of $11 million and $16 million, respectively. The credit losses related to residential mortgage-backed and asset-backed securities collateralized by non-agency residential loans.

If economic conditions, including housing values, were to deteriorate from current levels, and if market volatility and illiquidity were to deteriorate from current levels, or if market interest rates were to increase or credit spreads were to widen appreciably, the valuation of our investment securities portfolio would likely be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

Additional information regarding our investment securities is included in Note 6 Investment Securities and Note 7 Fair Value in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

44 The PNC Financial Services Group, Inc. – Form 10-K

Loans Held for Sale

Table 15: Loans Held For Sale

In millions	December 31 2014	December 31 2013
Commercial mortgages at fair value	$893	$586
Commercial mortgages at lower of cost or fair value	29	281
Total commercial mortgages	922	867
Residential mortgages at fair value	1,261	1,315
Residential mortgages at lower of cost or fair value	18	41
Total residential mortgages	1,279	1,356
Other	61	32
Total	$2,262	$2,255

As of September 1, 2014, we have elected to apply the fair value option to commercial mortgage loans held for sale to agencies. This election applies to all new commercial mortgage loans held for sale originated for sale to the agencies effective on or after September 1, 2014. The election of fair value option aligns the accounting for the commercial mortgages with the related commitments to sell the loans.

We sold $3.5 billion of commercial mortgage loans to agencies in 2014 compared to $2.8 billion in 2013. Total gains of $80 million were recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, in 2014, and $79 million in 2013. These amounts are included in

Other noninterest income on our Consolidated Income Statement.

Residential mortgage loan origination volume was $9.5 billion in 2014 compared to $15.1 billion in 2013. The majority of such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $8.3 billion of loans and recognized loan sales revenue of $420 million in 2014. The comparable amounts for 2013 were $14.7 billion and $568 million.

Interest income on loans held for sale was $99 million in 2014 and $157 million in 2013. These amounts are included in Other interest income on our Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 7 Fair Value in our Notes To Consolidated Financial Statements included in Item 8 of this Report.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets totaled $10.9 billion at December 31, 2014 and $11.3 billion at December 31, 2013. The decrease of $.4 billion was primarily due to fair value changes of mortgage servicing rights, partially offset by new additions, including purchases of mortgage servicing rights. See additional information regarding our goodwill and intangible assets in Note 8 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Funding Sources

Table 16: Details Of Funding Sources

Dollars in millions	December 31 2014	December 31 2013	Change
			$	%
Deposits
Money market	$115,438	$108,631	$6,807	6%
Demand	82,829	77,756	5,073	7%
Retail certificates of deposit	18,544	20,795	(2,251)	(11)%
Savings	12,571	11,078	1,493	13%
Time deposits in foreign offices and other time deposits	2,852	2,671	181	7%
Total deposits	232,234	220,931	11,303	5%
Borrowed funds
Federal funds purchased and repurchase agreements	3,510	4,289	(779)	(18)%
Federal Home Loan Bank borrowings	20,005	12,912	7,093	55%
Bank notes and senior debt	15,750	12,603	3,147	25%
Subordinated debt	9,151	8,244	907	11%
Commercial paper	4,995	4,997	(2)	–%
Other	3,357	3,060	297	10%
Total borrowed funds	56,768	46,105	10,663	23%
Total funding sources	$289,002	$267,036	$21,966	8%

The PNC Financial Services Group, Inc. – Form 10-K 45

See the Liquidity Risk Management portion of the Risk Management section of this Item 7 for additional information regarding our 2014 capital and liquidity activities.

Total deposits increased $11.3 billion at December 31, 2014 compared with December 31, 2013 due to strong growth in demand and money market, partially offset by lower retail certificates of deposit. Interest-bearing deposits represented 68% of total deposits at both December 31, 2014 and December 31, 2013. Total borrowed funds increased $10.7 billion since December 31, 2013 as higher Federal Home Loan Bank borrowings and issuances of bank notes and senior debt and subordinated debt were partially offset by a decline in federal funds purchased and repurchase agreements.

Capital

Table 17: Shareholders’ Equity

Dollars in millions	December 31 2014	December 31 2013	Change
			$	%
Shareholders’ equity
Preferred stock (a)
Common stock	$2,705	$2,698	$7	–%
Capital surplus – preferred stock	3,946	3,941	5	–%
Capital surplus – common stock and other	12,627	12,416	211	2%
Retained earnings	26,200	23,251	2,949	13%
Accumulated other comprehensive income	503	436	67	15%
Common stock held in treasury at cost	(1,430)	(408)	(1,022)	(250)%
Total shareholders’ equity	$44,551	$42,334	$2,217	5%
(a)	Par value less than $.5 million at each date.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

The increase in total shareholders’ equity compared to the prior year end reflected an increase in retained earnings, partially offset by share repurchases of $1.2 billion under PNC’s existing common stock repurchase authorization. The increase in retained earnings was driven by net income of $4.2 billion, reduced by $1.2 billion of common and preferred dividends declared. Accumulated other comprehensive income increased slightly as the impact of market interest rates and credit spreads on securities available for sale and derivatives that are part of cash flow hedging strategies were mostly offset by the impact of pension and other postretirement benefit plan adjustments. Common shares outstanding were 523 million at December 31, 2014 and 533 million at December 31, 2013.

Our current common stock repurchase program authorization permits us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated. The extent and timing of share repurchases under this program will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, contractual and regulatory limitations, and the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve and our primary bank regulators as part of the CCAR process. The Federal Reserve accepted our 2014 capital plan and did not object to our proposed capital actions. The capital plan included share repurchase programs of up to $1.5 billion for the four quarter period beginning in the second quarter of 2014 under PNC’s existing common stock repurchase authorization. These programs include repurchases of up to $200 million to mitigate the financial impact of employee benefit plan transactions. Under the capital plan authorization, PNC repurchased 2.6 million common shares for $223 million in the second quarter of 2014, 4.2 million common shares for $360 million in the third quarter of 2014 and 6.1 million common shares for $524 million in the fourth quarter of 2014. Under the “de minimis” safe harbor of the Federal Reserve’s capital plan rule, PNC may make limited repurchases of common stock or other capital distributions in amounts that exceed the amounts included in its most recently approved capital plan, provided that, among other things, such distributions do not exceed, in the aggregate, 1% of PNC’s Tier 1 capital and the Federal Reserve does not object to the additional repurchases or distributions. Under this “de minimis” safe harbor, PNC repurchased $50 million of common shares to mitigate the financial impact of employee benefit plan transactions in the first quarter of 2014. See the Supervision and Regulation section of Item 1 Business in this Report for further information concerning the CCAR process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans and the Capital and Liquidity Actions portion of the Executive Summary section of this Item 7 for the impact of the Federal Reserve’s current supervisory assessment of the capital adequacy program.

46 The PNC Financial Services Group, Inc. – Form 10-K

Table 18: Basel III Capital

	December 31, 2014
Dollars in millions	Transitional Basel III (a)	Pro forma Fully Phased-In Basel III (b)(c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$13,903	$13,903
Retained earnings	26,200	26,200
Accumulated other comprehensive income for securities currently and previously held as available for sale	144	721
Accumulated other comprehensive income for pension and other postretirement plans	(104)	(520)
Goodwill, net of associated deferred tax liabilities	(8,855)	(8,855)
Other disallowed intangibles, net of deferred tax liabilities	(84)	(421)
Other adjustments/(deductions)	(63)	(121)
Total common equity Tier 1 capital before threshold deductions	31,141	30,907
Total threshold deductions	(212)	(1,081)
Common equity Tier 1 capital	30,929	29,826
Additional Tier 1 capital
Preferred stock plus related surplus	3,946	3,946
Trust preferred capital securities	99
Noncontrolling interests (d)	790	43
Other adjustments/(deductions)	(77)	(104)
Tier 1 capital	35,687	33,711
Additional Tier 2 capital
Qualifying subordinated debt	5,473	4,764
Trust preferred capital securities	99
Allowance for loan and lease losses included in Tier 2 capital	3,521	215
Other	2	10
Total Basel III capital	$44,782	$38,700
Risk-weighted assets (e)
Basel I risk-weighted assets calculated in accordance with transition rules for 2014 (f)	$284,018	N/A
Estimated Basel III standardized approach risk-weighted assets (g)	N/A	$298,786
Estimated Basel III advanced approaches risk-weighted assets (h)	N/A	285,870
Average quarterly adjusted total assets	329,827	328,562
Basel III risk-based capital and leverage ratios
Common equity Tier 1	10.9%	10.0	% (i)(k)
Tier 1	12.6	11.3	(i)(l)
Total	15.8	13.5	(j)(m)
Leverage (n)	10.8	10.3
(a)	Calculated using the regulatory capital methodology applicable to PNC during 2014.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Primarily includes REIT Preferred Securities.
(e)	Calculated as of period end.
(f)	Includes credit and market risk-weighted assets.
(g)	Estimated based on Basel III standardized approach rules and includes credit and market risk-weighted assets.
(h)	Estimated based on Basel III advanced approaches rules and includes credit, market and operational risk-weighted assets.
(i)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III standardized approach risk-weighted assets and rules.
(j)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III advanced approaches risk-weighted assets and rules.
(k)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio is 10.4%. This capital ratio is calculated using Common equity Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(l)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio is 11.8%. This capital ratio is calculated using Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(m)	For comparative purposes only, the pro forma fully phased-in standardized approach Basel III Total capital risk-based capital ratio is 14.1%. This ratio is calculated using additional Tier 2 capital which, under the standardized approach, reflects allowance for loan and lease losses of up to 1.25% of credit risk related risk-weighted assets and dividing by estimated Basel III standardized approach risk-weighted assets.
(n)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

The PNC Financial Services Group, Inc. – Form 10-K 47

The Basel II framework, which was adopted by the Basel Committee on Banking Supervision in 2004, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. The U.S. banking agencies initially adopted rules to implement the Basel II capital framework in 2004. In July 2013, the U.S. banking agencies adopted final rules (referred to as the advanced approaches) that modified the Basel II framework effective January 1, 2014. See the Supervision and Regulation section in Item 1 Business and Item 1A Risk Factors in this Report. Prior to fully implementing the advanced approaches to calculate risk-weighted assets, PNC and PNC Bank must successfully complete a “parallel run” qualification phase. Both PNC and PNC Bank entered this parallel run phase on January 1, 2013. Although the minimum parallel run qualification period is four quarters, the parallel run period for PNC and PNC Bank, now in its third year, is consistent with the experience of other U.S. banks that have all had multi-year parallel run periods. After PNC exits parallel run, its regulatory risk-based capital ratio for each measure (e.g., Common equity Tier 1 ratio) will be the lower of the ratios as calculated under the standardized approach and the advanced approaches.

As a result of the staggered effective dates of the final U.S. capital rules issued in July 2013, as well as the fact that PNC remains in the parallel run qualification phase for the advanced approaches, PNC’s regulatory risk-based capital ratios in 2014 were based on the definitions of, and deductions from, capital under Basel III (as such definitions and deductions are phased-in for 2014) and Basel I risk-weighted assets (subject to certain adjustments as defined by the Basel III rules). We refer to the capital ratios calculated using the Basel III phased-in provisions and applicable risk-weighted assets as the Transitional Basel III ratios.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our December 31, 2014 capital levels were aligned with them.

At December 31, 2014, PNC and PNC Bank, our domestic bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC and PNC Bank were required during 2014 to maintain Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based and 10% for Total risk-based, and PNC Bank was required to have a Transitional Basel III leverage ratio of at least 5%.

Common equity Tier 1 capital as defined under the Basel III rules adopted by the U.S. banking agencies differs materially from Basel I. For example, under Basel III, significant common stock investments in unconsolidated financial institutions, mortgage servicing rights and deferred tax assets must be deducted from capital to the extent they individually exceed 10%, or in the aggregate exceed 15%, of the institution’s adjusted Common equity Tier 1 capital. Also, Basel I regulatory capital excludes accumulated other comprehensive income related to securities currently and previously held as available for sale, as well as pension and other postretirement plans, whereas under Basel III these items are a component of PNC’s capital. The Basel III final rules also eliminate the Tier 1 treatment of trust preferred securities for bank holding companies with $15 billion or more in assets. In 2013, we completed the redemption of several series of trust preferred securities previously assumed through acquisitions. PNC still holds trust preferred securities in one Trust, which would not be included within Common equity Tier 1 capital under the Basel III final rules. See Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report for more detail on this Trust.

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

We provide additional information regarding regulatory capital requirements and some of their potential impacts on PNC in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report.

PNC’s Basel I ratios as of December 31, 2013, which were PNC’s effective regulatory capital ratios as of that date, were 10.5% for Tier 1 common capital ratio, 12.4% for Tier 1 risk-based capital ratio, 15.8% for Total risk-based capital ratio and 11.1% for leverage ratio. Our 2013 Form 10-K included additional information regarding our Basel I capital ratios.

48 The PNC Financial Services Group, Inc. – Form 10-K

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Item 7,
•	Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements included in Item 8 of this Report,
•	Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities in the Notes To Consolidated Financial Statements included in Item 8 of this Report, and
•	Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of December 31, 2014 and December 31, 2013 is included in Note 2 in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

Trust Preferred Securities and REIT Preferred Securities

We are subject to certain restrictions, including restrictions on dividend payments, in connection with $206 million in principal amount of an outstanding junior subordinated debenture associated with $200 million of trust preferred securities (both amounts as of December 31, 2014) that were issued by PNC Capital Trust C, a subsidiary statutory trust. Generally, if there is (i) an event of default under the debenture, (ii) PNC elects to defer interest on the debenture, (iii) PNC exercises its right to defer payments on the related trust preferred security issued by the statutory trust, or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II. See Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on contractual limitations on dividend payments resulting from securities issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II and additional discussion of trust preferred securities.

The PNC Financial Services Group, Inc. – Form 10-K 49

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 7 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value at December 31, 2014 and December 31, 2013, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 19: Fair Value Measurements – Summary

	December 31, 2014		December 31, 2013
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$58,973	$10,257	$63,221	$10,650
Total assets at fair value as a percentage of consolidated assets	17%		20%
Level 3 assets as a percentage of total assets at fair value		17%		17%
Level 3 assets as a percentage of consolidated assets		3%		3%
Total liabilities	$5,799	$716	$5,585	$638
Total liabilities at fair value as a percentage of consolidated liabilities	2%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		12%		11%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed securities in the securities available for sale portfolio, equity investments and mortgage servicing rights.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For additional information regarding the transfers of assets or liabilities between hierarchy levels, see Note 7 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report.

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Business segment results, including the basis of presentation of inter-segment revenues, and a description of each business are included in Note 24 Segment Reporting included in the Notes To Consolidated Financial Statements in Item 8 of this Report. Certain amounts included in this Business Segments Review section and the Business Segment Highlights in the Executive Summary section of this Item 7 differ from those amounts shown in Note 24, primarily due to the presentation in Item 7 of this Report of business net interest revenue on a taxable-equivalent basis. Note 24 presents results of businesses for 2014, 2013 and 2012.

50 The PNC Financial Services Group, Inc. – Form 10-K

Retail Banking

(Unaudited)

Table 20: Retail Banking Table

Year ended December 31 Dollars in millions, except as noted	2014	2013
INCOME STATEMENT
Net interest income	$3,924	$4,079
Noninterest income
Service charges on deposits	633	570
Brokerage	240	224
Consumer services	961	935
Other	291	292
Total noninterest income	2,125	2,021
Total revenue	6,049	6,100
Provision for credit losses	277	657
Noninterest expense	4,625	4,576
Pretax earnings	1,147	867
Income taxes	419	317
Earnings	$728	$550
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$28,852	$29,300
Indirect auto	9,122	7,746
Indirect other	703	909
Education	7,208	7,923
Credit cards	4,364	4,142
Other	2,238	2,148
Total consumer	52,487	52,168
Commercial and commercial real estate	10,867	11,266
Floor plan	2,215	2,055
Residential mortgage	601	741
Total loans	66,170	66,230
Goodwill and other intangible assets	6,034	6,116
Other assets	2,842	2,625
Total assets	$75,046	$74,971
Deposits
Noninterest-bearing demand	$22,134	$21,248
Interest-bearing demand	33,992	31,811
Money market	50,263	48,784
Total transaction deposits	106,389	101,843
Savings	11,847	10,835
Certificates of deposit	18,972	21,488
Total deposits	137,208	134,166
Other liabilities	469	337
Total liabilities	$137,677	$134,503

Year ended December 31 Dollars in millions, except as noted	2014	2013
PERFORMANCE RATIOS
Return on average assets	.97%	.73%
Noninterest income to total revenue	35	33
Efficiency	76	75
OTHER INFORMATION (a)
Credit-related statistics:
Commercial nonperforming assets	$139	$208
Consumer nonperforming assets	1,059	1,077
Total nonperforming assets (b)	$1,198	$1,285
Purchased impaired loans (c)	$575	$692
Commercial lending net charge-offs	$31	$89
Credit card lending net charge-offs	142	156
Consumer lending (excluding credit card) net charge-offs	285	468
Total net charge-offs	$458	$713
Commercial lending net charge-off ratio	.24%	.67%
Credit card lending net charge-off ratio	3.25%	3.77%
Consumer lending (excluding credit card) net charge-off ratio (d)	.58%	.96%
Total net charge-off ratio (d)	.69%	1.08%
Home equity portfolio credit statistics: (e)
% of first lien positions at origination (f)	54%	52%
Weighted-average loan-to-value ratios (LTVs) (f) (g)	77%	81%
Weighted-average updated FICO scores (h)	748	745
Net charge-off ratio (d)	.54%	1.14%
Delinquency data – % of total loans: (i)
Loans 30 – 59 days past due	.20%	.20%
Loans 60 – 89 days past due	.09%	.09%
Accruing loans past due	.29%	.29%
Nonperforming loans	3.13%	3.15%
Other statistics:
ATMs	8,605	7,445
Branches (j)	2,697	2,714
Brokerage account client assets (in billions) (k)	$43	$41
Customer-related statistics (average):
Non-teller deposit transactions (l)	35%	25%
Digital consumer customers (m)	46%	38%
(a)	Presented as of December 31, except for net charge-offs, net charge-off ratios and customer-related statistics, which are for the year ended.
(b)	Includes nonperforming loans of $1.1 billion at December 31, 2014 and $1.2 billion at December 31, 2013.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Ratio for 2013 includes additional consumer charge-offs taken as a result of alignment with interagency guidance on practices for loans and lines of credit that we implemented in the first quarter of 2013.
(e)	Lien position, LTV and FICO statistics are based upon customer balances.
(f)	Lien position and LTV calculations reflect management assumptions where data limitations exist.
(g)	LTV statistics are based upon current information.
(h)	Represents FICO scores that are updated at least quarterly.
(i)	Data based upon recorded investment. Past due amounts exclude purchased impaired loans, even if contractually past due, as we are currently accreting interest income over the expected life of the loans.
(j)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(k)	Amounts include cash and money market balances.
(l)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(m)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

The PNC Financial Services Group, Inc. – Form 10-K 51

Retail Banking earned $728 million in 2014 compared with earnings of $550 million in 2013. The increase in earnings was driven by a lower provision for credit losses, and increased noninterest income due to strong fee income growth. These increases in earnings were partially offset by lower net interest income driven by lower yields on loans, interest rate spread compression on the value of deposits, and lower purchase accounting accretion.

Retail Banking continues to augment and refine its core checking account products to enhance the customer experience and grow value. In 2014, we completed the conversion of consumer and business banking customers from free checking. We also focused on product value for consumers and small businesses and growing customer share of wallet through the sale of liquidity, banking and investment products.

•	Completed the market rollout of PNC Total InsightSM, an integrated online banking and investing experience for our customers.
•	Offered Apple PayTM to our customers as a convenient payment option.
•	Enhanced business banking Cash Flow InsightSM features and customer experience.
•	Introduced relationship pricing for business banking customers.

Retail Banking also continued to focus on serving more customers through cost effective channels that meet their evolving preferences for convenience.

•	In 2014, approximately 46% of consumer customers used non-teller channels for the majority of their transactions compared with 38% for 2013.
•	Deposit transactions via ATM and mobile channels increased to 35% of total deposit transactions in 2014 compared with 25% for 2013.
•

As part of PNC’s retail branch transformation strategy, we continue to evolve our network. We converted 156 branches to universal branches in 2014; additional branches will be converted in 2015. In 2014, 48 branches were closed or consolidated.

•	Retail Banking’s primary geographic footprint extends across 17 states and Washington, D.C. Our retail branch network covers nearly half the U.S. population, with 2,697 branches and 8,605 ATMs.

Total revenue declined $51 million to $6.0 billion in 2014. Net interest income of $3.9 billion decreased $155 million compared with 2013. The decrease resulted primarily from lower yields on loans, interest rate spread compression on the value of deposits, and lower purchase accounting accretion on loans and deposits.

Noninterest income of $2.1 billion increased $104 million, or 5%, compared to 2013. Noninterest income included strong customer-related fee income growth primarily resulting from changes in product offerings, increases in customer-initiated transactions, and increased brokerage and merchant processing revenue. Gains on sales of Visa Class B common shares totaled $209 million in 2014 compared to $168 million in 2013; 3.5 million shares were sold in 2014 compared to four million shares in 2013.

52 The PNC Financial Services Group, Inc. – Form 10-K

The provision for credit losses was $277 million and net charge-offs were $458 million in 2014 compared with $657 million and $713 million, respectively, for 2013. Provision for credit losses decreased due to improved credit metrics. The decrease in the net charge-offs was attributable to the impact of additional consumer charge-offs taken as a result of alignment with interagency guidance in the first quarter of 2013 and improved credit quality during 2014.

Noninterest expense of $4.6 billion was $49 million, or 1%, higher than 2013. Increases in technology investments, customer transaction-related costs, and non-credit losses were offset by reduced branch network expenses as a result of transaction migration to lower cost digital and ATM channels.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding and liquidity to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of customer balances. In 2014, average total deposits of $137.2 billion increased $3.0 billion, or 2%, compared with 2013.

•

Average transaction deposits grew $4.5 billion, or 4%, and average savings deposit balances grew $1.0 billion, or 9%, over 2013 as a result of organic deposit growth. In 2014, average demand deposits increased $3.1 billion, or 6%, to $56.1 billion and average money market deposits increased $1.5 billion, or 3%, to $50.3 billion.

•	Total average certificates of deposit decreased $2.5 billion, or 12%, compared to 2013. The decline in average certificates of deposit was due to the expected run-off of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy that targets specific products and markets for growth, small businesses, and auto dealerships. In 2014, average total loans declined $60 million to $66.2 billion as growth in specific products was offset by declines from run-off of non-strategic portions of the portfolios.

•

Average indirect auto loans increased $1.4 billion, or 18%, compared to 2013. The increase was primarily due to increases in auto sales as well as the expansion of our indirect sales force and product introduction into the Southeast market.

•	Average credit card balances increased $222 million, or 5%, over 2013 as a result of efforts to increase credit card share of wallet through organic growth.
•	Average auto dealer floor plan loans grew $160 million, or 8%, in 2014, primarily resulting from sales growth and additional dealer relationships.
•

Average home equity loans decreased $448 million compared to 2013. The decrease in lines of credit of approximately $1.0 billion was partially offset by an increase of approximately $600 million in term loans. The overall portfolio declines resulted from reduced refinance activity. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•

Average loan balances for the remainder of the portfolio declined a net $1.4 billion, driven by declines in the education portfolio of $715 million and commercial & commercial real estate of $399 million. The discontinued government guaranteed education loan, indirect other and residential mortgage portfolios are primarily run-off portfolios. In December 2014 we sold $148 million of education loans. The impacts of the sale to 2014 average loans and earnings were not significant.

Nonperforming assets totaled $1.2 billion at December 31, 2014, a decrease of $87 million, or 7%, over 2013. The decrease was driven by declines in both commercial and consumer non-performing loans.

The PNC Financial Services Group, Inc. – Form 10-K 53

Corporate & Institutional Banking

(Unaudited)

Table 21: Corporate & Institutional Banking Table

Year ended December 31 Dollars in millions, except as noted	2014	2013
INCOME STATEMENT
Net interest income	$3,733	$3,804
Noninterest income
Corporate service fees	1,295	1,097
Other	448	605
Noninterest income	1,743	1,702
Total revenue	5,476	5,506
Provision for credit losses (benefit)	107	(25)
Noninterest expense	2,064	1,999
Pretax earnings	3,305	3,532
Income taxes	1,199	1,268
Earnings	$2,106	$2,264
AVERAGE BALANCE SHEET
Loans
Commercial	$78,688	$72,256
Commercial real estate	21,127	17,668
Equipment lease financing	6,892	6,642
Total commercial lending	106,707	96,566
Consumer	1,198	947
Total loans	107,905	97,513
Goodwill and other intangible assets	3,826	3,804
Loans held for sale	1,006	1,017
Other assets	10,190	10,636
Total assets	$122,927	$112,970
AVERAGE BALANCE SHEET (CONTINUED)
Deposits
Noninterest-bearing demand	$44,210	$41,514
Money market	21,377	18,168
Other	7,958	7,124
Total deposits	73,545	66,806
Other liabilities	7,551	14,465
Total liabilities	$81,096	$81,271
PERFORMANCE RATIOS
Return on average assets	1.71%	2.00%
Noninterest income to total revenue	32	31
Efficiency	38	36
COMMERCIAL MORTGAGE SERVICING PORTFOLIO – SERVICED FOR PNC AND OTHERS (in billions)
Beginning of period	$308	$282
Acquisitions/additions	96	83
Repayments/transfers	(68)	(57)
End of period	$336	$308
OTHER INFORMATION
Consolidated revenue from: (a)
Treasury Management (b)	$1,288	$1,260
Capital Markets (c)	$777	$722
Commercial mortgage banking activities
Commercial mortgage loans held for sale (d)	$126	$133
Commercial mortgage loan servicing income (e)	222	226
Commercial mortgage servicing rights valuation, net of economic hedge (f)	38	68
Total	$386	$427

Year ended December 31 Dollars in millions, except as noted	2014	2013
Average Loans (by C&IB business)
Corporate Banking	$54,341	$50,620
Real Estate	27,740	22,287
Business Credit	13,270	11,678
Equipment Finance	10,474	9,994
Other	2,080	2,934
Total average loans	$107,905	$97,513
Total loans (g)	$113,935	$101,773
Net carrying amount of commercial mortgage servicing rights (g)	$506	$549
Credit-related statistics:
Nonperforming assets (g) (h)	$557	$804
Purchased impaired loans (g) (i)	$246	$515
Net charge-offs	$8	$105
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(b)	Includes amounts reported in net interest income and corporate service fees.
(c)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(d)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income, primarily in corporate services fees, from loan servicing and ancillary services, net of changes in fair value on commercial mortgage servicing rights due to time and payoffs for 2014 and net of commercial mortgage servicing rights amortization for 2013. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(f)	Includes amounts reported in corporate services fees.
(g)	As of December 31.
(h)	Includes nonperforming loans of $.5 billion at December 31, 2014 and $.7 billion at December 31, 2013.
(i)	Recorded investment of purchased impaired loans related to acquisitions.

Corporate & Institutional Banking earned $2.1 billion in 2014, a decrease of $158 million compared with 2013. The decrease in earnings was due to narrower spreads on loans and deposits, lower purchase accounting accretion, an increase in the provision for credit losses, and decreases in asset valuations, partially offset by the impact of higher average loans and deposits. We continue to focus on building client relationships where the risk-return profile is attractive, including the Southeast.

Net interest income was $3.7 billion in 2014, a decrease of $71 million from 2013 primarily due to continued spread compression on loans and deposits, lower purchase accounting accretion and the impact from the second quarter 2014 correction to reclassify certain commercial facility usage fees from net interest income to corporate service fees, partially offset by the impact of higher average loans and deposits.

Corporate service fees were $1.3 billion in 2014, increasing $198 million compared to 2013. This increase was primarily due to higher merger and acquisition advisory fees and the impact of the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to corporate service fees, partially offset by a lower commercial mortgage servicing rights valuation, net of economic hedge.

54 The PNC Financial Services Group, Inc. – Form 10-K

Other noninterest income was $448 million in 2014 compared with $605 million in 2013. The decrease of $157 million was driven by lower revenue associated with credit valuations for customer-related derivatives activities, lower gains on asset sales and lower derivatives sales.

The provision for credit losses was $107 million in 2014 compared with a benefit of $25 million in 2013 reflecting portfolio growth over recent quarters paired with the slowing of the reserve releases related to credit quality improvement. Net charge-offs were $8 million in 2014, which represents a decrease of $97 million compared with 2013 primarily attributable to a decrease in commercial and commercial real estate charge-offs.

Nonperforming assets were $557 million, a 31% decrease from December 31, 2013 resulting from continued improving credit quality.

Noninterest expense was $2.1 billion in 2014, an increase of $65 million primarily driven by higher incentive compensation costs associated with business activity.

Average loans were $107.9 billion in 2014 compared with $97.5 billion in 2013, an increase of 11% reflecting strong growth in Corporate Banking, Real Estate, Business Credit and Equipment Finance:

•

Corporate Banking business provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Average loans for this business increased $3.7 billion, or 7%, in 2014 compared with 2013, primarily due to an increase in loan commitments from specialty lending businesses.

•

PNC Real Estate provides commercial real estate and real estate-related lending through both conventional and affordable multifamily financing. Average loans for this business increased $5.5 billion, or 24%, in 2014 compared with 2013 due to increased originations.

•

PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans increased $1.6 billion, or 14%, in 2014 compared with 2013 due to increasing deal sizes and higher utilization.

•

PNC Equipment Finance provides equipment financing solutions with $11.9 billion in equipment finance assets as of December 31, 2014. Average equipment finance assets in 2014 were $11.2 billion, an increase of $.6 billion or 5% compared with 2013.

Loan commitments increased 8%, or $16.2 billion, to $212.3 billion at December 31, 2014 compared to $196.1 billion at December 31, 2013, primarily due to growth in our Real Estate, Corporate Banking and Business Credit businesses.

Period-end loan balances increased by 12%, or $12.2 billion, to $113.9 billion at December 31, 2014 compared with $101.8 billion at December 31, 2013.

Average deposits were $73.5 billion in 2014, an increase of $6.7 billion, or 10%, compared with 2013 as a result of business growth and inflows into money market and noninterest-bearing deposits.

The commercial mortgage servicing portfolio was $336 billion at December 31, 2014, an increase of 9% compared with December 31, 2013 as servicing additions exceeded portfolio run-off.

Product Revenue

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of other business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 21 in the Corporate & Institutional Banking portion of this Business Segments Review section includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, totaled $1.3 billion in 2014 compared with $1.3 billion in 2013. Higher average deposit balances were offset by lower spreads on deposits.

Capital markets revenue includes merger and acquisition advisory fees, loan syndications, derivatives, foreign exchange, asset-backed finance revenue, fixed income and equity capital markets advisory activities. Revenue from capital markets-related products and services totaled $777 million in 2014 compared with $722 million in 2013. The increase in the comparison was driven by higher merger and acquisition advisory fees and to a lesser extent higher loan syndications and foreign exchange revenue, which was partially offset by lower revenue associated with credit valuations for customer-related derivatives activities and related derivatives sales.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total commercial mortgage banking activities resulted in revenue of $386 million in 2014 compared with $427 million in 2013. The decrease in the comparison was mainly due to lower net commercial mortgage servicing rights valuations.

The PNC Financial Services Group, Inc. – Form 10-K 55

Asset Management Group

(Unaudited)

Table 22: Asset Management Group Table

Year ended December 31 Dollars in millions, except as noted	2014	2013
INCOME STATEMENT
Net interest income	$289	$288
Noninterest income	818	752
Total revenue	1,107	1,040
Provision for credit losses (benefit)	(1)	10
Noninterest expense	821	774
Pretax earnings	287	256
Income taxes	106	94
Earnings	$181	$162
AVERAGE BALANCE SHEET
Loans
Consumer	$5,457	$5,025
Commercial and commercial real estate	986	1,047
Residential mortgage	809	776
Total loans	7,252	6,848
Goodwill and other intangible assets	259	293
Other assets	234	225
Total assets	$7,745	$7,366
Deposits
Noninterest-bearing demand	$1,366	$1,311
Interest-bearing demand	3,954	3,491
Money market	3,944	3,754
Total transaction deposits	9,264	8,556
CDs/IRAs/savings deposits	454	438
Total deposits	9,718	8,994
Other liabilities	51	60
Total liabilities	$9,769	$9,054
PERFORMANCE RATIOS
Return on average assets	2.34%	2.20%
Noninterest income to total revenue	74	72
Efficiency	74	74
OTHER INFORMATION
Total nonperforming assets (a) (b)	$66	$75
Purchased impaired loans (a) (c)	$83	$99
Total net charge-offs	$3	$1

Year ended December 31 Dollars in millions, except as noted	2014	2013
CLIENT ASSETS UNDER ADMINISTRATION (in billions) (a) (d)
Personal	$115	$111
Institutional	148	136
Total	$263	$247
Asset Type
Equity	$151	$142
Fixed Income	72	70
Liquidity/Other	40	35
Total	$263	$247
Discretionary client assets under management
Personal	$87	$83
Institutional	48	44
Total	$135	$127
Asset Type
Equity	$75	$70
Fixed Income	40	39
Liquidity/Other	20	18
Total	$135	$127
Nondiscretionary client assets under administration
Personal	$28	$28
Institutional	100	92
Total	$128	$120
Asset Type
Equity	$76	$72
Fixed Income	32	31
Liquidity/Other	20	17
Total	$128	$120
(a)	As of December 31.
(b)	Includes nonperforming loans of $62 million at December 31, 2014 and $70 million at December 31, 2013.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account client assets.

56 The PNC Financial Services Group, Inc. – Form 10-K

Asset Management Group earned $181 million in 2014 compared with $162 million in 2013. Client assets under administration were $263 billion as of December 31, 2014 compared to $247 billion as of December 31, 2013. Earnings increased due to higher noninterest income from higher assets, partially offset by higher noninterest expense from strategic growth.

The core growth strategies of the business include increasing sales sourced from other PNC lines of business, maximizing front line productivity and optimizing market presence including additions to staff in high opportunity markets. Wealth Management and Hawthorn have over 100 offices operating in 7 out of the 10 most affluent states in the U.S. with a majority co-located with retail banking branches. The businesses’ strategies primarily focus on growing client assets under management through expanding relationships directly and through cross-selling from PNC’s other lines of business.

Institutional Asset Management provides advisory, custody, and retirement administration services to institutional clients primarily within our banking footprint. The business also offers PNC proprietary mutual funds. Institutional Asset Management is strengthening its partnership with the Corporate Bank to drive growth and is focused on building retirement capabilities and expanding product solutions for all customers.

Client assets under administration of $263 billion increased $16 billion compared to a year ago. Discretionary client assets under management were $135 billion at December 31, 2014 increased $8 billion compared with December 31, 2013. The increase was driven by higher equity markets, new sales, and positive net flows, after adjustments for cyclical client activities.

Total revenue for 2014 increased $67 million to $1.1 billion compared with $1.0 billion for 2013, primarily relating to noninterest income due to stronger average equity markets and positive net flows, after adjustments for cyclical client activities.

Noninterest expense was $821 million in 2014, an increase of $47 million, or 6%, from the prior year. The increase was primarily attributable to compensation expense from increases in headcount and investments in technology. Over the last 12 months, total full-time headcount has increased by approximately 43 positions, or 1%. Asset Management Group remains focused on disciplined expense management as it invests in strategic growth opportunities.

Average deposits for 2014 increased $.7 billion, or 8%, from the prior year. Average transaction deposits grew 8% to $9.3 billion compared with 2013 and were partially offset by the run-off of maturing certificates of deposit. Average loan balances of $7.3 billion increased $.4 billion, or 6%, from the prior year due to continued growth in the consumer loan portfolio.

The PNC Financial Services Group, Inc. – Form 10-K 57

Residential Mortgage Banking

(Unaudited)

Table 23: Residential Mortgage Banking Table

Year ended December 31 Dollars in millions, except as noted	2014	2013
INCOME STATEMENT
Net interest income	$149	$194
Noninterest income
Loan servicing revenue
Servicing fees	224	174
Mortgage servicing rights valuation, net of economic hedge	12	121
Loan sales revenue
Benefit / (Provision) for residential mortgage repurchase obligations	–	53
Loan sales revenue	420	568
Other	(5)	(10)
Total noninterest income	651	906
Total revenue	800	1,100
Provision for credit losses (benefit)	(2)	21
Noninterest expense	746	845
Pretax earnings	56	234
Income taxes	21	86
Earnings	$35	$148
AVERAGE BALANCE SHEET
Portfolio loans	$1,689	$2,376
Loans held for sale	1,120	1,896
Mortgage servicing rights (MSR)	1,014	938
Other assets	4,034	4,686
Total assets	$7,857	$9,896
Deposits	$2,285	$2,920
Borrowings and other liabilities	2,879	3,142
Total liabilities	$5,164	$6,062
PERFORMANCE RATIOS
Return on average assets	.45%	1.50%
Noninterest income to total revenue	81	82
Efficiency	93	77

Year ended December 31 Dollars in millions, except as noted	2014	2013
RESIDENTIAL MORTGAGE SERVICING PORTFOLIO – SERVICED FOR THIRD PARTIES (in billions)
Beginning of period	$114	$119
Acquisitions	4	10
Additions	8	15
Repayments/transfers	(18)	(30)
End of period	$108	$114
Servicing portfolio – third-party statistics: (a)
Fixed rate	94%	93%
Adjustable rate/balloon	6%	7%
Weighted-average interest rate	4.47%	4.59%
MSR asset value (in billions)	$0.8	$1.1
MSR capitalization value (in basis points)	78	95
Weighted-average servicing fee (in basis points)	27	28
RESIDENTIAL MORTGAGE REPURCHASE RESERVE
Beginning of period	$131	$614
(Benefit)/ Provision		(53)
Agency settlements		(191)
Losses – loan repurchases	(24)	(239)
End of Period	$107	$131
OTHER INFORMATION
Loan origination volume (in billions)	$9.5	$15.1
Loan sale margin percentage	4.41%	3.76%
Percentage of originations represented by:
Purchase volume (b)	45%	30%
Refinance volume	55%	70%
Total nonperforming assets (a) (c)	$120	$189
(a)	As of December 31.
(b)	Mortgages with borrowers as part of residential real estate purchase transactions.
(c)	Includes nonperforming loans of $79 million at December 31, 2014 and $143 million at December 31, 2013.

58 The PNC Financial Services Group, Inc. – Form 10-K

Residential Mortgage Banking earned $35 million in 2014 compared with $148 million in 2013. Earnings declined from the prior year primarily as a result of decreased loan sales revenue and lower net hedging gains on residential mortgage servicing rights, partially offset by increased servicing fees and lower origination and servicing expenses.

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

Residential Mortgage Banking overview:

•

Total loan originations were $9.5 billion for 2014 compared with $15.1 billion for 2013. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines. Refinancings were 55% of originations for 2014 and 70% in 2013. During 2014, 21% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2).

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At December 31, 2014, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $107 million compared with $131 million at December 31, 2013. See the Recourse And Repurchase Obligations section of this Item 7 and Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements under Item 8 of this Report for additional information.

•

Residential mortgage loans serviced for others totaled $108 billion at December 31, 2014 and $114 billion at December 31, 2013 as payoffs continued to outpace new direct loan origination volume and acquisitions.

•

Noninterest income was $651 million in 2014 compared with $906 million in 2013. Decreased loan sales revenue and lower net hedging gains on residential mortgage servicing rights were partially offset by increased servicing fees. In addition, the comparison was impacted by a residential mortgage repurchase obligation benefit of $53 million recorded in 2013.

•	Provision for credit losses in 2014 was a $2 million benefit, compared with an expense of $21 million in 2013.
•	Net interest income was $149 million in 2014 compared with $194 million in 2013. The decrease in net interest income was primarily due to the decline in origination volume.
•

Noninterest expense was $746 million in 2014 compared with $845 million in 2013. Lower origination and servicing costs, as well as lower residential mortgage foreclosure-related costs, drove the decline in expenses.

BlackRock

(Unaudited)

Table 24: BlackRock Table

Information related to our equity investment in BlackRock follows:

Year ended December 31 Dollars in millions	2014	2013
Business segment earnings (a)	$530	$469
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At December 31.

In billions	December 31 2014	December 31 2013
Carrying value of PNC’s investment in BlackRock (c)	$6.3	$6.0
Market value of PNC’s investment in BlackRock (d)	12.6	11.3
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.1 billion at December 31, 2014 and $2.0 billion at December 31, 2013. Our voting interest in BlackRock common stock was approximately 21% at December 31, 2014.
(d)	Does not include liquidity discount.

At December 31, 2014, we held approximately 1.3 million shares of BlackRock Series C Preferred Stock, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs. Additional information regarding our BlackRock LTIP shares obligation is included in Note 14 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

We account for the BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 7 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K 59

Non-Strategic Assets Portfolio

(Unaudited)

Table 25: Non-Strategic Assets Portfolio Table

Year ended December 31 Dollars in millions	2014	2013
INCOME STATEMENT
Net interest income	$547	$689
Noninterest income	40	53
Total revenue	587	742
Provision for credit losses (benefit)	(119)	(21)
Noninterest expense	125	163
Pretax earnings	581	600
Income taxes	214	221
Earnings	$367	$379
AVERAGE BALANCE SHEET
Commercial Lending:
Commercial/Commercial real estate	$180	$382
Lease financing	675	687
Total commercial lending	855	1,069
Consumer Lending:
Home equity	3,396	3,993
Residential real estate	4,812	5,613
Total consumer lending	8,208	9,606
Total portfolio loans	9,063	10,675
Other assets (a)	(725)	(688)
Total assets	$8,338	$9,987
Deposits and other liabilities	$225	$236
Total liabilities	$225	$236
PERFORMANCE RATIOS
Return on average assets	4.40%	3.79%
Noninterest income to total revenue	7	7
Efficiency	21	22
OTHER INFORMATION
Nonperforming assets (b) (c)	$710	$834
Purchased impaired loans (b) (d)	$3,943	$4,797
Net charge-offs	$47	$172
Net charge-off ratio	.52%	1.61%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$130	$236
Lease financing	625	680
Total commercial lending	755	916
Consumer Lending
Home equity	3,091	3,692
Residential real estate	4,290	5,267
Total consumer lending	7,381	8,959
Total loans	$8,136	$9,875
(a)	Other assets includes deferred taxes, ALLL and other real estate owned (OREO). Other assets were negative in both periods due to the ALLL.
(b)	As of December 31.
(c)	Includes nonperforming loans of $.6 billion at December 31, 2014 and $.7 billion at December 31, 2013.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At December 31, 2014, this segment contained 80% of PNC’s purchased impaired loans.

This business segment consists of non-strategic assets primarily obtained through acquisitions of other companies. The business activity of this segment is to manage the wind-down of the portfolios while maximizing the value and mitigating risk.

Non-Strategic Assets Portfolio had earnings of $367 million in 2014 compared with $379 million in 2013. Earnings decreased year-over-year due to lower income driven by a smaller portfolio partially offset by an increased benefit from the provision for credit losses, driven by improved economic conditions and, lower non-interest expense.

Non-Strategic Assets Portfolio overview:

•

Net interest income was $547 million in 2014 compared with $689 million in 2013. The decrease was driven by lower purchase accounting accretion and interest earned on a declining average loan portfolio.

•

Noninterest income was $40 million in 2014 compared with $53 million in 2013. The decrease was driven by lower loss reimbursements on insured loans and higher provision for estimated losses on repurchase obligations on home equity loans and lines.

•

The 2014 period reflected a benefit from the provision for credit losses of $119 million compared to a benefit of $21 million in 2013. The decline in provision reflected overall improvement in credit quality. A contributing economic factor was the increasing value of residential real estate that improved expected cash flows on purchased impaired loans.

•

Noninterest expense in 2014 was $125 million compared with $163 million in 2013. A smaller portfolio and improving market conditions drove lower cost on nonaccrual residential mortgages and lower commercial OREO expense.

•

Average portfolio loans declined to $9.1 billion in 2014 compared with $10.7 billion in 2013. The overall decline was driven by customer payment activity and portfolio management activities to reduce under-performing assets.

60 The PNC Financial Services Group, Inc. – Form 10-K

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

PNC applies ASC 820 – Fair Value Measurements. This guidance defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. This guidance requires a three level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable.

The following sections of this Report provide further information on this type of activity:

•	Fair Value Measurements included within this Item 7, and
•	Note 7 Fair Value included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain the ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolios and on these unfunded credit facilities as of the balance sheet date. Our determination of the allowances is based on periodic evaluations of the loan and lease portfolios and unfunded credit facilities and other relevant factors. These critical estimates include significant use of PNC’s own historical data and complex methods to interpret them. We have an ongoing process to evaluate and enhance the quality, quantity and timeliness of our data and interpretation methods used in the determination of these allowances. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change, and include, among others:

•	Probability of default (PD),
•	Loss given default (LGD),
•	Outstanding balance of the loan,
•	Movement through delinquency stages,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, which may be obtained from third parties, and
•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

For all loans, the ALLL is the sum of three components: (i) asset specific/individual impaired reserves, (ii) quantitative (formulaic or pooled) reserves and (iii) qualitative (judgmental) reserves. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, and economic conditions. For unfunded commitments, the reserve estimate also includes estimation of the probability of funding. Key reserve assumptions are periodically updated.

To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the following for additional information:

•	Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management section of this Item 7, and
•

Note 1 Accounting Policies and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements and Allocation of Allowance for Loan and Lease Losses in the Statistical Information (Unaudited) section of Item 8 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K 61

Estimated Cash Flows On Purchased Impaired Loans

ASC 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) provides the GAAP guidance for the accounting for purchased impaired loans. These loans have experienced a deterioration of credit quality from origination to acquisition for which it is probable that the investor will be unable to collect all contractually required payments receivable, including both principal and interest.

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

Subsequent to the acquisition of the loan, we are required to continue to estimate cash flows expected to be collected over the life of the loan (or pool of loans). The measurement of expected cash flows involves assumptions and judgments as to credit risk, interest rate risk, prepayment risk, default rates, loss severity, payment speeds and collateral values. All of these factors are inherently subjective and can result in significant changes in the cash flow estimates over the life of the loan. Such changes in expected cash flows could increase future earnings volatility.

See Note 1 Accounting Policies, Note 4 Purchased Loans, and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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

A reporting unit’s carrying amount is based upon assigned economic capital as determined by PNC’s internal management methodologies. Additionally, in performing Step 1 of our goodwill impairment testing, we utilize three equity metrics:

•	Assigned reporting unit economic capital as determined by our internal management methodologies, inclusive of goodwill.
•	A 7% fully phased-in Basel III common equity Tier 1 capital ratio for the reporting unit consistent with PNC’s risk framework guidelines.
•

The capital levels for comparable companies (as reported in comparable company public financial statements), adjusted for differences in risk characteristics between the comparable companies and the reporting unit.

62 The PNC Financial Services Group, Inc. – Form 10-K

In determining a reporting unit’s fair value and comparing it to its carrying value, we generally utilize the highest of these three amounts (the “targeted equity”) in our discounted cash flow methodology. Under this methodology, if necessary, we will infuse capital to achieve the targeted equity amount. As of October 1, 2014 (annual impairment testing date), unallocated excess capital (difference between shareholders’ equity minus total economic capital assigned and increased by the incremental targeted equity capital infusion) represented capital reserved for potential future capital needs.

The results of our annual 2014 impairment test indicated that the estimated fair values of our reporting units exceeded their carrying values by at least 10% and are not considered to be at risk of not passing Step 1. By definition, assumptions utilized in estimating the fair value of a reporting unit are judgmental and inherently uncertain, but absent a significant change in economic conditions of a reporting unit, we would not expect the fair values of these reporting units to decrease below their respective carrying values. Similarly, there were no impairment charges related to goodwill in 2013.

During 2012, our residential mortgage banking business, similar to other residential mortgage banking businesses, experienced higher operating costs and increased uncertainties such as elevated indemnification and repurchase liabilities and foreclosure related issues. As a result of our annual impairment test, we determined that the carrying amount of goodwill relating to the Residential Mortgage Banking reporting unit was impaired. We recorded an impairment charge of $45 million within noninterest expense which reduced the carrying value of goodwill attributed to Residential Mortgage Banking to zero.

See Note 8 Goodwill and Other Intangible Assets in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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

As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the commercial MSRs. The impact of this election was not material. The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating inputs for assumptions as to constant prepayment rates, discount rates and other factors determined based on current market conditions and

The PNC Financial Services Group, Inc. – Form 10-K 63

expectations. We recognize gain/(loss) on changes in the fair value of commercial MSRs as a result of that election. Commercial MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and also from defaults. We manage this risk by economically hedging the fair value of commercial MSRs with securities and derivatives instruments which are expected to increase (or decrease) in value when the value of commercial MSRs declines (or increases). Prior to 2014, commercial MSRs were initially recorded at fair value and subsequently accounted for at the lower of amortized cost or fair value. Commercial MSRs were periodically evaluated for impairment. For purposes of impairment, the commercial MSRs were stratified based on asset type, which characterizes the predominant risk of the underlying financial asset.

PNC employs risk management strategies designed to protect the value of MSRs from changes in interest rates and related market factors. The values of the residential MSRs are economically hedged with securities and derivatives, including interest-rate swaps, options, and forward mortgage-backed and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value negatively correlated to the change in fair value of the hedged residential MSRs portfolio. The hedge relationships are actively managed in response to changing market conditions over the life of the residential MSRs. Commercial MSRs are economically hedged at a macro level or with specific derivatives and securities to protect against a significant decline in interest rates. Selecting appropriate financial instruments to economically hedge residential or commercial MSRs requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be less predictable in the short term, but over longer periods of time are expected to protect the economic value of the MSRs.

The following sections of this Report provide further information on residential and commercial MSRs:

•	Note 7 Fair Value included in the Notes To Consolidated Financial Statements in Item 8 of this Report.
•	Note 8 Goodwill and Other Intangible Assets included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

Recently Issued Accounting Standards

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure is considered to have occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. We adopted this guidance as of January 1, 2015. Adoption of this ASU did not have a material effect on our results of operations or financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue to depict the satisfaction of a performance obligation by transfer of promised goods or services to customers. The ASU also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The requirements within the ASU should be applied retrospectively to each prior period presented (with several practical expedients for certain completed contracts) or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are currently evaluating the impact of this ASU on our results of operations and financial position.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU changes

64 The PNC Financial Services Group, Inc. – Form 10-K

the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The ASU also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (i.e., a repurchase financing), which will result in secured borrowing treatment for the repurchase agreement. We adopted this guidance as of January 1, 2015. Adoption of this ASU did not have a material effect on our results of operations or financial position.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). This ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure when a) the loan has a government guarantee that is not separable from the loan before foreclosure; b) the creditor has the intent to convey the real estate to the guarantor and make a claim on the guarantee and the creditor has the ability to recover under that claim at the time of foreclosure; and c) any amount of the claim that is determined upon the basis of the real estate is fixed at the time of foreclosure. The receivable should be measured based on the loan balance (inclusive of principal and interest) that is expected to be recovered from the guarantor. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU may be adopted using either a prospective or modified retrospective transition method consistent with the method elected to adopt ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. We adopted this guidance as of January 1, 2015. Adoption of this ASU did not have a material effect on our results of operations or financial position.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that an entity should consider all relevant terms and features, inclusive of the embedded derivative feature being evaluated for bifurcation, when evaluating whether the nature of the host contract in a hybrid financial instrument issued in the form of a share, is debt-like or equity-like. When making this determination, the ASU also clarifies that the substance of the economic characteristics of the relevant terms and features, and circumstances under which the instrument was issued should be considered. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the period of adoption. Retrospective application is permitted to all relevant prior periods. We are currently evaluating the impact of this ASU on our results of operations and financial position.

Recently Adopted Accounting Pronouncements

See Note 1 Accounting Policies in the Notes To the Consolidated Financial Statements in Item 8 of this Report regarding the impact of new accounting pronouncements which we have adopted.

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (plan or pension plan) covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are applied as a percentage of eligible compensation. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Consistent with our investment strategy, plan assets are primarily invested in equity investments and fixed income instruments. Plan fiduciaries determine and review the plan’s investment policy, which is described more fully in Note 13 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

We calculate the expense associated with the pension plan and the assumptions and methods that we use include a policy of reflecting plan assets at their fair market value. On an annual basis, we review the actuarial assumptions related to the pension plan. The primary assumptions used to measure pension obligations and costs are the discount rate, mortality, compensation increase and expected long-term return on plan assets. Among these, the compensation increase assumption does not significantly affect pension expense.

ASC 715-30 and ASC 715-60 stipulate that each individual assumption, including mortality, should reflect the plan sponsor’s best estimate. PNC has historically utilized a version of the Society of Actuaries’ (SOA) published mortality tables in developing its best estimate of mortality. On October 27, 2014, the SOA published a new study on mortality rates that included updated mortality tables and mortality improvement scale, which both reflect longer life expectancy. Based on an evaluation of the mortality experience of PNC’s qualified pension plan participants in conjunction with the updated SOA mortality study, PNC adopted an adjusted version of the SOA’s new mortality table and improvement scale for purposes of measuring the plan’s benefit obligations at December 31, 2014. This change to the mortality assumption increased the qualified pension plan’s benefit obligations by approximately $115 million at December 31, 2014.

The PNC Financial Services Group, Inc. – Form 10-K 65

The discount rate used to measure pension obligations is determined by comparing the expected future benefits that will be paid under the plan with yields available on high quality corporate bonds of similar duration. The impact on pension expense of a .5% decrease in discount rate in the current environment is an increase of $18 million per year. This sensitivity depends on the economic environment and amount of unrecognized actuarial gains or losses on the measurement date.

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

To evaluate the continued reasonableness of our assumption, we examine a variety of viewpoints and data. Various studies have shown that portfolios comprised primarily of U.S. equity securities have historically returned approximately 9% annually over long periods of time, while U.S. debt securities have returned approximately 6% annually over long periods. Application of these historical returns to the plan’s allocation ranges for equities and bonds produces a result between 6.50% and 7.25% and is one point of reference, among many other factors, that is taken into consideration. We also examine the plan’s actual historical returns over various periods and consider the current economic environment. Recent experience is considered in our evaluation with appropriate consideration that, especially for short time periods, recent returns are not reliable indicators of future returns. While annual returns can vary significantly (actual returns for 2014, 2013 and 2012 were +6.50%, +15.48%, and +15.29%, respectively), the selected assumption represents our estimated long-term average prospective returns.

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

Taking into consideration all of these factors, the expected long-term return on plan assets for determining net periodic pension cost for 2014 was 7.00%, down from 7.50% for 2013. After considering the views of both internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective fixed income returns, we are reducing our expected long-term return on assets to 6.75% for determining pension cost for 2015.

Under current accounting rules, the difference between expected long-term returns and actual returns is accumulated and amortized to pension expense over future periods. Each one percentage point difference in actual return compared with our expected return can cause expense in subsequent years to increase or decrease by up to $9 million as the impact is amortized into results of operations.

We currently estimate pretax pension expense of $9 million in 2015 compared with pretax income of $7 million in 2014. This year-over-year expected increase in expense reflects the effects of the lower expected return on asset assumption, improved mortality, and the lower discount rate required to be used in 2015. These factors will be partially offset by the favorable impact of the increase in plan assets at December 31, 2014 and the assumed return on a $200 million voluntary contribution to the plan made in February 2015.

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2015 estimated expense as a baseline.

Table 26: Pension Expense – Sensitivity Analysis

Change in Assumption (a)	Estimated Increase/(Decrease) to 2015 Pension Expense (In millions)
.5% decrease in discount rate	$18
.5% decrease in expected long-term return on assets	$22
.5% increase in compensation rate	$2
(a)	The impact is the effect of changing the specified assumption while holding all other assumptions constant.

Our pension plan contribution requirements are not particularly sensitive to actuarial assumptions. Investment performance has the most impact on contribution requirements and will drive the amount of required contributions in future years. Also, current law, including the provisions of the Pension Protection Act of 2006, sets limits as to both minimum and maximum contributions to the plan. Notwithstanding the voluntary contribution made in February 2015 noted above, we do not expect to be required to make any contributions to the plan during 2015.

We maintain other defined benefit plans that have a less significant effect on financial results, including various nonqualified supplemental retirement plans for certain employees, which are described more fully in Note 13 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

66 The PNC Financial Services Group, Inc. – Form 10-K

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

Commercial Mortgage Loan Recourse Obligations

We originate, close and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment. For more information regarding our commercial mortgage loan recourse obligations, see the Recourse and Repurchase Obligations section of Note 22 Commitments and Guarantees included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Residential Mortgage and Home Equity Repurchase Obligations

As a result of alleged breaches of loan covenants and representations and warranties, investors may request PNC to indemnify them against losses on certain loans or to repurchase loans. Indemnification and repurchase claims are often settled on an individual basis through make whole payments or loan repurchases, although we may also negotiate pooled settlements with investors. In connection with pooled settlements, we typically do not repurchase loans and the consummation of such transactions generally results in us no longer having indemnification and repurchase exposure with the investor in the transaction.

Residential Mortgage Repurchase Obligations

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and loan sale transactions. As discussed in Note 2 in the Notes To Consolidated Financial Statements in Item 8 of this Report, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC and the Government National Mortgage Association (GNMA), while Non-Agency securitizations consist of mortgage loan sale transactions with private investors. Mortgage loan sale transactions that are not part of a securitization may involve FNMA, FHLMC or private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. In addition to indemnification and repurchase risk, we face other risks of loss with respect to our participation in these programs, some of which are described in Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report with respect to governmental inquiries related to FHA-insured loans. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

Origination and sale of residential mortgages is an ongoing business activity and, accordingly, management continually assesses the need to recognize indemnification and repurchase liabilities pursuant to the associated investor sale agreements. We establish indemnification and repurchase liabilities for estimated losses on sold first and second-lien mortgages for which indemnification is expected to be provided or for loans that are expected to be repurchased. For the first and second-lien mortgage sold portfolio, we have established an indemnification and repurchase liability pursuant to investor sale agreements based on claims made and our estimate of future claims on a loan by loan basis. To estimate the mortgage repurchase liability arising from breaches of representations and warranties, we consider the following factors: (i) borrower performance in our historically sold portfolio (both actual and estimated future defaults); (ii) the level of outstanding unresolved repurchase claims; (iii) estimated probable future repurchase claims, considering information about expected investor behaviors, delinquent and liquidated loans, resolved and unresolved mortgage insurance rescission notices and our historical experience with claim rescissions; (iv) the potential ability to cure the defects identified in the repurchase claims (“rescission rate”) and (v) the estimated severity of loss upon repurchase of the loan or collateral, make-whole settlement or indemnification.

For more information on our Residential Mortgage Repurchase Obligations, see Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K 67

The following tables present the unpaid principal balance of repurchase claims by vintage and total unresolved repurchase claims for the quarter ended and as of December 31, 2014, respectively, compared to the quarter ended and as of December 31, 2013, respectively. These comparisons reflect the impact of settlement agreements reached late in the fourth quarter of 2013.

Table 27: Analysis of Quarterly Residential Mortgage Repurchase Claims by Vintage

Three months ended – Dollars in millions	December 31 2014	December 31 2013
2004 & Prior	$3	$66
2005	2	88
2006	2	27
2007	2	35
2008		9
Subtotal – 2008 & Prior	9	225
2009 – 2014	16	19
Total	$25	$244
FNMA, FHLMC and GNMA %	81%	96%

Table 28: Analysis of Residential Mortgage Unresolved Asserted Indemnification and Repurchase Claims

Dollars in millions	December 31 2014	December 31 2013
FNMA, FHLMC and GNMA securitizations	$12	$13
Private investors (a)	32	22
Total unresolved claims	$44	$35
FNMA, FHLMC and GNMA %	27%	37%
(a)	Activity relates to loans sold through Non-Agency securitization and loan sale transactions.

The table below details our indemnification and repurchase claim settlement activity during 2014 and 2013.

Table 29: Analysis of Residential Mortgage Indemnification and Repurchase Claim Settlement Activity

	2014			2013
Year ended December 31 – In millions	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)	Unpaid Principal Balance (a)	Losses Incurred (b)	Fair Value of Repurchased Loans (c)
Residential mortgages (d):
FNMA, FHLMC and GNMA securitizations	$47	$17	$15	$378	$399	$89
Private investors (e)	10	7	2	47	31	6
Total indemnification and repurchase settlements	$57	$24	$17	$425	$430	$95
(a)	Represents unpaid principal balance of loans at the indemnification or repurchase date. Excluded from these balances are amounts associated with pooled settlement payments as loans are typically not repurchased in these transactions.
(b)	Represents both i) amounts paid for indemnification/settlement payments and ii) the difference between loan repurchase price and fair value of the loan at the repurchase date. These losses are charged to the indemnification and repurchase liability.
(c)	Represents fair value of loans repurchased only as we have no exposure to changes in the fair value of loans or underlying collateral when indemnification/settlement payments are made to investors.
(d)	Repurchase activity associated with insured loans, government-guaranteed loans and loans repurchased through the exercise of our removal of account provision (ROAP) option are excluded from this table. Refer to Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report for further discussion of ROAPs.
(e)	Activity relates to loans sold through Non-Agency securitizations and loan sale transactions.

Residential mortgages that we service through FNMA, FHLMC and GNMA securitizations, and for which we could experience a loss if required to repurchase a delinquent loan due to a breach in representations or warranties, were $49 billion at December 31, 2014, of which $251 million was 90 days or more delinquent. These amounts were $48 billion and $253 million, respectively, at December 31, 2013.

In the fourth quarter of 2013, PNC reached agreements with both FNMA and FHLMC to resolve their repurchase claims with respect to loans sold between 2000 and 2008. PNC paid a total of $191 million related to these settlements. The volume of new repurchase demand claims dropped significantly in 2014 compared to the same period in 2013 as a result of the settlement

68 The PNC Financial Services Group, Inc. – Form 10-K

agreements in the fourth quarter of 2013. Additionally, the liability for estimated losses on indemnification and repurchase claims for residential mortgages decreased to $107 million at December 31, 2014 from $131 million at December 31, 2013.

We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of December 31, 2014 and December 31, 2013. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. See Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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

Indemnification and repurchase liabilities, which are included in Other liabilities on the Consolidated Balance sheet, are evaluated by management on a quarterly basis. Initial recognition and subsequent adjustments to the indemnification are recognized in Other noninterest income on the Consolidated Income Statement. For more information regarding our Home Equity Repurchase Obligations, see Note 22 Commitments and Guarantees in the Notes To Consolidated Statements in Item 8 of this Report.

RISK MANAGEMENT

Enterprise Risk Management

PNC encounters risk as part of the normal course of operating our business. Accordingly, we design risk management processes to help manage this risk. We take risks we understand in order to optimize long term shareholder value.

This Risk Management section describes our risk framework, including risk appetite and strategy, culture, governance, risk identification, controls and reporting. The overall Risk Management section of this Item 7 also provides an analysis of our key areas of risk, which include but are not limited to credit, operational, compliance, market, liquidity and model. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the risk management section.

PNC operates within a rapidly evolving regulatory environment. Accordingly, we are actively focused on the timely adoption of regulatory pronouncements within our Enterprise Risk Management (ERM) Framework.

We view risk management as a cohesive combination of the following risk elements which form PNC’s ERM Framework:

The PNC Financial Services Group, Inc. – Form 10-K 69

Risk Appetite and Strategy

PNC manages risk in light of our risk appetite to optimize long term shareholder value while supporting our employees, customers, and communities. PNC’s risk appetite represents the organization’s desired enterprise risk position, set within our capital-based risk and liquidity capacity to achieve our strategic objectives and business plans. Reviewed periodically through the risk reporting and Strategic Planning processes, the risk appetite serves as an operating guide for making balanced risk decisions that support our business strategies; it will adjust over time to reflect the current and anticipated economic environment, growth objectives, risk capacity and our risk profile.

We establish guiding principles for each of the risks within our taxonomy to support the Risk Appetite Statement. The guiding principles are qualitative statements that guide risk-taking activities and are supported by quantitative metrics, risk limits, and risk appetite descriptions as defined in policy and managed through the ERM framework.

Risk Culture

All employees are considered risk managers, and are responsible for understanding PNC’s Risk Appetite Statement, guiding principles and ERM framework and how they apply to their respective roles. PNC’s governance structure establishes clear roles and responsibilities for risk management throughout the organization. All employees are encouraged to collaborate across groups to identify and mitigate risks and elevate issues as required. PNC reinforces risk management responsibilities through a performance management system where employee performance goals include risk management objectives. Incentives for eligible employees incorporate risk management results through balanced measures of risk-adjusted performance.

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

Risk Organization and Governance

PNC employs a comprehensive risk management governance structure to help ensure that risks are identified, balanced decisions are made that consider risk and return, and risks are adequately monitored and managed. Risk committees established within this governance structure provide oversight for risk management activities at the Board, corporate, and business levels. Committee composition is designed to provide effective oversight balanced across the three lines of defense in accordance with the OCC’s heightened risk management and governance expectations and guidelines. See further discussion in the Supervision and Regulation section in Item 1 of this Report. Within the three lines of defense, the risk organization has sufficient authority to influence material decisions. The Board oversees enterprise risk management of PNC for any material changes to the risk profile and periodically reviews core elements of enterprise risk including the Risk Appetite Statement, Risk Capacity, Appetite and Strategy, and Risk Controls and Limits.

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

Working Committees – The working committees are generally subcommittees of the corporate committees and include risk management committees for each of PNC’s major businesses or functions. Working committees are intended to define, design and develop the risk management framework, including risk appetite, at the business or function level. The working committees help to implement key enterprise-level activities within a business or function. These committees recommend risk management policies for the business or function that are consistent with the enterprise-wide risk management objectives and policies. The business level committees are also responsible for approving significant initiatives under a certain threshold.

70 The PNC Financial Services Group, Inc. – Form 10-K

Working Groups – Where appropriate, management will also form ad hoc groups (working groups) to address specific risk topics and report to a working committee or corporate committee. These working groups generally have a more narrow scope and may be limited in their duration.

Policies and Procedures – PNC has established risk management policies and procedures to provide direction, guidance, and clarity on roles and responsibilities to management and the Board of Directors. These policies and procedures are organized in a multi-tiered framework and require periodic review and approval by relevant committees within the governance structure.

Business Activities – Our businesses strive to enhance risk management and internal control processes. Integrated and comprehensive processes are designed to adequately identify, measure, manage, monitor, and report risks which may significantly impact each business.

Risk Identification and Quantification

Risk identification takes place across a variety of risk types throughout the organization. These risk types consist of, but are not limited to, credit, operational, compliance, market, liquidity and model. Risks are identified based on a balanced use of analytical tools and management judgment for both on- and off-balance sheet exposures. Our governance structure supports risk identification by facilitating assessment of key risk issues, emerging risks, and idiosyncratic risks and implementation of mitigation strategies as appropriate. These risks are prioritized based on quantitative and qualitative analysis and assessed against the risk appetite. Multiple tools and approaches are used to help identify and prioritize risks, including Risk Appetite Metrics, Key Risk Indicators (KRIs), Key Performance Indicators (KPIs), Risk Control and Self-Assessments (RCSAs), scenario analysis, stress testing, special investigations and controls.

Risks are aggregated and assessed within and across risk functions or businesses. The aggregated risk information is reviewed and reported at an enterprise level for adherence to the risk appetite as established through the policy framework and approved by the Board of Directors or by appropriate managing committees. This enterprise aggregation and reporting approach promotes the identification and appropriate escalation of material risks across the organization and supports an understanding of the cumulative impact of risk in relation to our risk appetite.

Risk Control and Limits

PNC uses a multi-tiered risk policy, procedure, and committee charter framework to provide direction and guidance for identifying, decisioning, monitoring, communicating and managing risk, including appropriate processes to escalate control parameter exceptions when applicable.

Risk controls and limits provide the linkage from PNC’s Risk Appetite Statement and associated guiding principles to the risk taking activities of our businesses. Risk limits are quantitative measures, including forward looking assumptions, which allocate the firm’s aggregate risk appetite statement to lines of business and functional risk areas. They are established within policy across risk categories and are embedded within each risk appetite description.

When setting risk limits, PNC considers major risks, aligns with the established risk appetite, balances risk-reward, leverages analytics including stressed scenarios along with historical data, and adjusts limits in a timely manner in response to changes in internal and external environments. Quantitative and qualitative operating guidelines support risk limits and serve as an early warning system for potential violations of the limits. These operating guidelines trigger mitigation strategies and management escalation protocols if limits are breached.

PNC’s control structure is balanced in terms of efficiency and effectiveness with the risks that we are willing to take, as defined by our risk appetite. Controls are in place across the risk taxonomy to monitor established risk limits.

Risk Monitoring and Reporting

PNC uses similar tools to monitor and report risk as when performing Risk Identification. These tools include Risk Appetite Metrics, KRIs, KPIs, RCSAs, scenario analysis, stress testing, special investigations and controls.

The risk identification and quantification processes, the risk control and limits reviews, and the tools used for risk monitoring provide the basis for risk reporting. The objective of risk reporting is comprehensive risk aggregation and transparent communication of aggregated risks, issues, risk level compared to appetite, outlook as well as mitigation strategies where appropriate, to the Risk Committee of the Board of Directors, Corporate Committees, Working Committees and other designated parties for effective decision making.

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

The PNC Financial Services Group, Inc. – Form 10-K 71

Credit Risk Management

Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks. Our processes for managing credit risk are embedded in PNC’s risk culture and in our decision-making processes using a systematic approach whereby credit risks and related exposures are identified and assessed, managed through specific policies and processes, measured and evaluated against our risk appetite and credit concentration limits, and reported, along with specific mitigation activities, to management and the Board through our governance structure.

Asset Quality Overview

Asset quality trends in 2014 improved from 2013.

•

Nonperforming assets at December 31, 2014 decreased $577 million compared with December 31, 2013 as a result of improvements in both consumer and commercial nonperforming loans. Consumer lending nonperforming loans decreased $224 million, commercial real estate nonperforming loans declined $184 million and commercial nonperforming loans decreased $167 million. Nonperforming assets were 0.83% of total assets at December 31, 2014 compared with 1.08% at December 31, 2013.

•

Overall loan delinquencies of $1.9 billion decreased $.5 billion, or 22%, from year-end 2013 levels. The reduction was due in large part to a reduction in accruing government insured residential real estate loans past due 90 days or more of $.3 billion, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution.

•

Net charge-offs were $.5 billion in 2014, down 51% from net charge-offs in 2013 of $1.1 billion, due primarily to improved overall credit quality. Net charge-offs for 2013 included $134 million of charge-offs due to the impact of alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013.

•

Provision for credit losses in 2014 decreased to $273 million compared with $643 million in 2013. The smaller provision is attributed to improved overall credit quality, including lower consumer loan delinquencies, and the increasing value of residential real estate which resulted in greater expected cash flows from our purchased impaired loans.

•	The level of ALLL decreased to $3.3 billion at December 31, 2014 from $3.6 billion at December 31, 2013.

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

At December 31, 2014, TDRs included in nonperforming loans were $1.4 billion, or 55%, of total nonperforming loans compared to $1.5 billion, or 49%, of total nonperforming loans as of December 31, 2013. Within consumer nonperforming loans, residential real estate TDRs comprise 60% of total residential real estate nonperforming loans at December 31, 2014, up from 59% at December 31, 2013. Home equity TDRs comprise 54% of home equity nonperforming loans at both December 31, 2014 and at December 31, 2013. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability

72 The PNC Financial Services Group, Inc. – Form 10-K

through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At December 31, 2014, our largest nonperforming asset was $35 million in the Real Estate, Rental and Leasing Industry and our average nonperforming loans associated with commercial lending were under $1 million. All of the ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 21% and 4% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of December  31, 2014.

Table 30: Nonperforming Assets By Type

Dollars in millions	December 31 2014	December 31 2013
Nonperforming loans
Commercial lending
Commercial
Retail/wholesale trade	$48	$57
Manufacturing	59	58
Service providers	67	108
Real estate related (a)	66	124
Financial services	4	7
Health care	28	19
Other industries	18	84
Total commercial	290	457
Commercial real estate
Real estate projects (b)	290	436
Commercial mortgage	44	82
Total commercial real estate	334	518
Equipment lease financing	2	5
Total commercial lending	626	980
Consumer lending (c)
Home equity	1,112	1,139
Residential real estate
Residential mortgage	694	890
Residential construction	12	14
Credit card	3	4
Other consumer	63	61
Total consumer lending	1,884	2,108
Total nonperforming loans (d)	2,510	3,088
OREO and foreclosed assets
Other real estate owned (OREO) (e)	351	360
Foreclosed and other assets	19	9
Total OREO and foreclosed assets	370	369
Total nonperforming assets	$2,880	$3,457
Amount of TDRs included in nonperforming loans	$1,370	$1,511
Percentage of total nonperforming loans	55%	49%
Nonperforming loans to total loans	1.23%	1.58%
Nonperforming assets to total loans, OREO and foreclosed assets	1.40	1.76
Nonperforming assets to total assets	0.83	1.08
Allowance for loan and lease losses to total nonperforming loans (f)	133	117
(a)	Includes loans related to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(d)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(e)	OREO excludes $194 million and $245 million at December 31, 2014 and December 31, 2013, respectively, related to commercial and residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the FHA or guaranteed by the VA or guaranteed by the Department of Housing and Urban Development.
(f)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 1 Accounting Policies and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Table 31: OREO and Foreclosed Assets

In millions	December 31 2014	December 31 2013
Other real estate owned (OREO):
Residential properties	$183	$164
Residential development properties	48	74
Commercial properties	120	122
Total OREO	351	360
Foreclosed and other assets	19	9
Total OREO and foreclosed assets	$370	$369

Total OREO and foreclosed assets increased $1 million during 2014 from $369 million at December 31, 2013 to $370 million at December 31, 2014 and is 13% of total nonperforming assets at December 31, 2014. As of December 31, 2014 and December 31, 2013, 62% and 64%, respectively, of our OREO and foreclosed assets were comprised of residential related properties.

The PNC Financial Services Group, Inc. – Form 10-K 73

Table 32: Change in Nonperforming Assets

In millions	2014	2013
January 1	$3,457	$3,794
New nonperforming assets (a)	2,127	3,343
Charge-offs and valuation adjustments (b)	(585)	(1,002)
Principal activity, including paydowns and payoffs	(1,001)	(1,016)
Asset sales and transfers to loans held for sale	(570)	(492)
Returned to performing status	(548)	(1,170)
December 31	$2,880	$3,457
(a)	New nonperforming assets in the 2013 period include $560 million of loans added in the first quarter of 2013 due to the alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending.
(b)	Charge-offs and valuation adjustments in the 2013 period include $134 million of charge-offs due to the alignment with interagency supervisory guidance discussed in footnote (a) above.

The table above presents nonperforming asset activity during 2014 and 2013, respectively. Nonperforming assets decreased $577 million from $3.5 billion at December 31, 2013 to $2.9 billion at December 31, 2014, as a result of improvements in both consumer and commercial lending. Consumer lending nonperforming loans decreased $224 million, commercial real estate nonperforming loans declined $184 million and commercial nonperforming loans decreased $167 million. As of December 31, 2014, approximately 90% of total nonperforming loans were secured by collateral which lessens reserve requirements and is expected to reduce credit losses in the event of default. As of December 31, 2014, commercial lending nonperforming loans were carried at approximately 65% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on these loans.

Purchased impaired loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we accrete interest income over the expected life of the loans. The accretable yield represents the excess of the expected cash flows on the loans at the measurement date over the carrying value. Generally decreases, other than interest rate decreases for variable rate notes, in the net present value of expected cash flows of individual commercial or pooled purchased impaired loans would result in an impairment charge to the provision for credit losses in the period in which the change is deemed probable. Generally increases in the net present value of expected cash flows of purchased impaired loans would first result in a recovery of previously recorded allowance for loan losses, to the extent applicable, and then an increase to accretable yield for the remaining life of the purchased impaired loans. Total nonperforming loans and assets in the tables above are significantly lower than they would have been due to this accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of nonperforming loans to total loans and a higher ratio of ALLL to nonperforming loans. See Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on these loans.

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

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased from $1.0 billion at December 31, 2013 to $0.8 billion at December 31, 2014. The reduction in both consumer and commercial lending early stage delinquencies resulted from improved credit quality. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements of this Report for additional information regarding our nonperforming loan and nonaccrual policies.

Accruing loans past due 90 days or more are referred to as late stage delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, and/or are in the process of collection, are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans. These loans decreased $.4 billion, or 26%, from $1.5 billion at December 31, 2013 to $1.1 billion at December 31, 2014, mainly due to a decline in government insured residential real estate loans of $.3 billion, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution. The following tables display the delinquency status of our loans at December 31, 2014 and December 31, 2013. Additional information regarding accruing loans past due is included in Note 3 Asset Quality in the Notes To Consolidated Financial Statements of this Report.

74 The PNC Financial Services Group, Inc. – Form 10-K

Table 33: Accruing Loans Past Due 30 To 59 Days (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	December 31 2014	December 31 2013	December 31 2014	December 31 2013
Commercial	$73	$81	.07%	.09%
Commercial real estate	23	54	.10	.25
Equipment lease financing	11	31	.14	.41
Home equity	70	86	.20	.24
Residential real estate
Non government insured	95	112	.66	.74
Government insured	68	105	.47	.70
Credit card	28	29	.61	.66
Other consumer
Non government insured	62	62	.27	.28
Government insured	152	154	.67	.68
Total	$582	$714	.28	.37
(a)	Amounts in table represent recorded investment.

Table 34: Accruing Loans Past Due 60 To 89 Days (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	December 31 2014	December 31 2013	December 31 2014	December 31 2013
Commercial	$24	$20	.02%	.02%
Commercial real estate	2	11	.01	.05
Equipment lease financing	1	2	.01	.03
Home equity	32	34	.09	.09
Residential real estate
Non government insured	25	30	.17	.20
Government insured	43	57	.30	.38
Credit card	20	19	.43	.43
Other consumer
Non government insured	19	18	.08	.08
Government insured	93	94	.41	.42
Total	$259	$285	.13	.15
(a)	Amounts in table represent recorded investment.

Table 35: Accruing Loans Past Due 90 Days Or More (a)

	Amount		Percentage of Total Outstandings
Dollars in millions	December 31 2014	December 31 2013	December 31 2014	December 31 2013
Commercial	$37	$42	.04%	.05%
Commercial real estate		2		.01
Residential real estate
Non government insured	23	35	.16	.23
Government insured	719	1,025	4.99	6.80
Credit card	33	34	.72	.77
Other consumer
Non government insured	16	14	.07	.06
Government insured	277	339	1.22	1.50
Total	$1,105	$1,491	.54	.76
(a)	Amounts in table represent recorded investment.

The PNC Financial Services Group, Inc. – Form 10-K 75

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms. These loans totaled $.2 billion at both December 31, 2014 and December 31, 2013.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $34.7 billion as of December 31, 2014, or 17% of the total loan portfolio. Of that total, $20.4 billion, or 59%, was outstanding under primarily variable-rate home equity lines of credit and $14.3 billion, or 41%, consisted of closed-end home equity installment loans. Approximately 3% of the home equity portfolio was on nonperforming status as of December 31, 2014.

As of December 31, 2014, we are in an originated first lien position for approximately 51% of the total portfolio and, where originated as a second lien, we currently hold or service the first lien position for approximately an additional 2% of the portfolio. The remaining 47% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

Lien position information is generally based upon original LTV at the time of origination. However, after origination PNC is not typically notified when a senior lien position that is not held by PNC is satisfied. Therefore, information about the current lien status of junior lien loans is less readily available in cases where PNC does not also hold the senior lien. Additionally, PNC is not typically notified when a junior lien position is added after origination of a PNC first lien. This updated information for both junior and senior liens must be obtained from external sources, and therefore, PNC has contracted with an industry-leading third-party service provider to obtain updated loan, lien and collateral data that is aggregated from public and private sources.

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

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay either interest or principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with the borrower’s ability to satisfy the loan terms upon the draw period ending is considered in establishing our ALLL. Based upon outstanding balances at December 31, 2014, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 36: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
2015	$1,597	$541
2016	1,366	437
2017	2,434	596
2018	1,072	813
2019 and thereafter	3,880	5,391
Total (a)(b)	$10,349	$7,778
(a)	Includes all home equity lines of credit that mature in 2015 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes approximately $154 million, $48 million, $57 million, $42 million and $564 million of home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, with draw periods scheduled to end in 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively.

76 The PNC Financial Services Group, Inc. – Form 10-K

Based upon outstanding balances, and excluding purchased impaired loans, at December 31, 2014, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 5% were 90 days or more past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

See Note 3 Asset Quality in the Notes To Consolidated Financial Statements of this Report for additional information.

Loan Modifications and Troubled Debt Restructurings

Consumer Loan Modifications

We modify loans under government and PNC-developed programs based upon our commitment to help eligible homeowners and borrowers avoid foreclosure, where appropriate. Initially, a borrower is evaluated for a modification under a government program. If a borrower does not qualify under a government program, the borrower is then evaluated under a PNC program. Our programs utilize both temporary and permanent modifications and typically reduce the interest rate, extend the term and/or defer principal. Loans that are either temporarily or permanently modified under programs involving a change to loan terms are generally classified as TDRs. Further, loans that have certain types of payment plans and trial payment arrangements which do not include a contractual change to loan terms may be classified as TDRs. Additional detail on TDRs is discussed below as well as in Note 3 Asset Quality in the Notes To Consolidated Financial Statements of this Report.

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

For home equity lines of credit, we will enter into a temporary modification when the borrower has indicated a temporary hardship and a willingness to bring current the delinquent loan balance. Examples of this situation often include delinquency due to illness or death in the family or loss of employment. Permanent modifications are entered into when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but our expectation is that the borrower can make payments at a lower amount.

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our customers’ needs while mitigating credit losses. Table 37 provides the number of accounts and unpaid principal balance of modified consumer real estate related loans at the end of each year presented and Table 38 provides the number of accounts and unpaid principal balance of modified loans that were 60 days or more past due as of six months, nine months, twelve months and fifteen months after the modification date.

Table 37: Consumer Real Estate Related Loan Modifications

	December 31, 2014		December 31, 2013
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	5,346	$417	6,683	$539
Permanent Modifications	13,128	968	11,717	889
Total home equity	18,474	1,385	18,400	1,428
Residential Mortgages
Permanent Modifications	5,876	1,110	7,397	1,445
Non-Prime Mortgages
Permanent Modifications	4,358	611	4,400	621
Residential Construction
Permanent Modifications	2,292	629	2,260	763
Total Consumer Real Estate Related Loan Modifications	31,000	$3,735	32,457	$4,257

The PNC Financial Services Group, Inc. – Form 10-K 77

Table 38: Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months		Fifteen Months
December 31, 2014 Dollars in thousands	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity
Second Quarter 2014	16	2.8%							$1,053
First Quarter 2014	19	2.7	29	4.2%					1,749
Fourth Quarter 2013	29	2.5	47	4.0	66	5.7%			4,539
Third Quarter 2013	30	2.6	44	3.7	60	5.1	65	5.5%	6,376
Second Quarter 2013	25	2.0	43	3.5	63	5.1	87	7.0	10,046
Residential Mortgages
Second Quarter 2014	29	7.9							4,538
First Quarter 2014	50	6.1	96	11.8					14,143
Fourth Quarter 2013	84	9.4	121	13.6	173	19.4			24,450
Third Quarter 2013	97	8.9	150	13.8	216	19.8	255	23.4	40,999
Second Quarter 2013	137	16.4	163	19.5	187	22.4	227	27.2	42,977
Non-Prime Mortgages
Second Quarter 2014	12	13.8							2,174
First Quarter 2014	29	16.4	42	23.7					6,383
Fourth Quarter 2013	18	9.9	35	19.2	40	22.0			5,817
Third Quarter 2013	23	13.7	26	15.5	38	22.6	47	28.0	6,119
Second Quarter 2013	24	18.8	35	27.3	41	32.0	43	33.6	8,927
Residential Construction
Second Quarter 2014	3	2.5							757
First Quarter 2014	3	2.2	3	2.2					469
Fourth Quarter 2013	1	0.7	3	2.2	4	2.9			2,354
Third Quarter 2013	1	0.7	1	0.7	1	0.7	1	0.7	50
Second Quarter 2013	1	0.5	2	1.1	4	2.1	6	3.2	1,166
Temporary Modifications
Home Equity
Second Quarter 2014	12	37.5%							$779
First Quarter 2014	3	15.8	3	15.8%					249
Fourth Quarter 2013	10	19.6	12	23.5	13	25.5%			1,442
Third Quarter 2013	4	9.8	9	22.0	11	26.8	13	31.7%	925
Second Quarter 2013	11	14.9	18	24.3	18	24.3	17	23.0	1,757
(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarters ending June 30, 2013 through June 30, 2014 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status. Accounts that are no longer 60 days or more delinquent, or were re-modified since prior period, are removed from re-default status in the period in which they are cured or re-modified.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects December 31, 2014 unpaid principal balances of the re-defaulted accounts for the Second Quarter 2014 vintage at Six Months, for the First Quarter 2014 vintage at Nine Months, for the Fourth Quarter 2013 vintage at Twelve Months, and for the Third Quarter 2013 and prior vintages at Fifteen Months.

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

Under a HAMP trial payment period, we establish an alternate payment, generally at an amount less than the contractual payment amount, for the borrower during this short time period. This allows a borrower to demonstrate successful payment performance

78 The PNC Financial Services Group, Inc. – Form 10-K

before permanently restructuring the loan into a HAMP modification. Subsequent to successful borrower performance under the trial payment period, we will capitalize the original contractual amount past due, to include accrued interest and fees receivable, and restructure the loan’s contractual terms, along with bringing the restructured account current. As the borrower is often already delinquent at the time of participation in the HAMP trial payment period, generally enrollment in the program does not significantly increase the ALLL. If the trial payment period is unsuccessful, the loan will be evaluated for further action based upon our existing policies.

Residential conforming and certain residential construction loans have been permanently modified under HAMP or, if they do not qualify for a HAMP modification, under PNC-developed programs, which in some cases may operate similarly to HAMP. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments. As of December 31, 2014 and December 31, 2013, 6,349 accounts with a balance of $.9 billion and 5,834 accounts with a balance of $.9 billion, respectively, of residential real estate loans had been modified under HAMP and were still outstanding on our balance sheet.

Commercial Loan Modifications and Payment Plans

Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve reduction of the interest rate, extension of the loan term and/or forgiveness of principal. Modified commercial loans are usually already nonperforming prior to modification. We evaluate these modifications for TDR classification based upon whether we granted a concession to a borrower experiencing financial difficulties. Additional detail on TDRs is discussed below as well as in Note 3 Asset Quality in the Notes To Consolidated Financial Statements of this Report.

We have established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of December 31, 2014 and December 31, 2013, $34 million and $47 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $12 million and $16 million have been determined to be TDRs as of December 31, 2014 and December 31, 2013, respectively.

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. For the twelve months ended December 31, 2014, $1.2 billion of Consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans, were excluded from the TDR population. The comparable amount for the twelve months ended December 31, 2013 was $2.3 billion.

Table 39: Summary of Troubled Debt Restructurings (a)

In millions	December 31 2014	December 31 2013
Consumer lending:
Real estate-related	$1,864	$1,939
Credit card	130	166
Other consumer	47	56
Total consumer lending	2,041	2,161
Total commercial lending	542	578
Total TDRs	$2,583	$2,739
Nonperforming	$1,370	$1,511
Accruing (b)	1,083	1,062
Credit card	130	166
Total TDRs	$2,583	$2,739
(a)	Amounts in table represent recorded investment, which includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Accruing loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make principal and interest payments under the restructured terms are not returned to accrual status.

Total TDRs decreased $156 million, or 6%, during 2014. Nonperforming TDRs totaled $1.4 billion, which represents approximately 55% of total nonperforming loans, and 53% of total TDRs.

TDRs that are performing, including credit card loans, are excluded from nonperforming loans. These TDRs decreased $15 million, or 1%, during 2014 to $1.2 billion as of December 31, 2014. Generally, the accruing category is comprised of loans where borrowers have been performing under the restructured terms for at least six consecutive months. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in this Report for additional information.

The PNC Financial Services Group, Inc. – Form 10-K 79

Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit

We recorded $.5 billion in net charge-offs for 2014, compared to $1.1 billion for 2013. Commercial lending net charge-offs decreased from $249 million in 2013 to $55 million in 2014. Consumer lending net charge-offs decreased from $828 million in 2013, which included $134 million due to the impact of alignment with interagency supervisory guidance, to $476 million in 2014.

Table 40: Loan Charge-Offs And Recoveries

Year ended December 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans
2014
Commercial	$276	$207	$69	.07%
Commercial real estate	70	84	(14)	(.06)
Equipment lease financing	14	14
Home equity	275	78	197	.56
Residential real estate	40	26	14	.10
Credit card	163	21	142	3.24
Other consumer	183	60	123	.54
Total	$1,021	$490	$531	.27
2013
Commercial	$395	$248	$147	.17%
Commercial real estate	203	93	110	.57
Equipment lease financing	8	16	(8)	(.11)
Home equity	486	73	413	1.14
Residential real estate	133	4	129	.86
Credit card	178	22	156	3.75
Other consumer	185	55	130	.60
Total	$1,588	$511	$1,077	.57

Total net charge-offs are lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on net charge-offs related to these loans.

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

Our commercial pool reserve methodology is sensitive to changes in key risk parameters such as PD and LGD. The results of these parameters are then applied to the loan balance and unfunded loan commitments and letters of credit to determine the amount of the respective reserves. Our PDs and LGDs are primarily determined using internal commercial loan loss data. This internal data is supplemented with third-party data and management judgment, as deemed necessary. We continue to evaluate and enhance our use of internal commercial loss data and will periodically update our PDs and LGDs as well as consider third-party data, regulatory guidance and management judgment.

The majority of the commercial portfolio is secured by collateral, including loans to asset-based lending customers, which continues to demonstrate lower LGD compared to loans not secured by collateral. Further, the large investment grade or equivalent portion of the loan portfolio has performed well and has not been subject to significant deterioration. Additionally, guarantees on loans greater than $1 million and owner guarantees for small business loans do not significantly impact our ALLL.

Allocations to non-impaired consumer loan classes are primarily based upon a roll-rate model which uses statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off.

A portion of the ALLL is related to qualitative and measurement factors. These factors may include, but are not limited to, the following:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro-economic factors,
•	Model imprecision,
•	Changes in lending policies and procedures,

80 The PNC Financial Services Group, Inc. – Form 10-K

•	Timing of available information, including the performance of first lien positions, and
•	Limitations of available historical data.

PNC’s determination of the ALLL for non-impaired loans is sensitive to the risk grades assigned to commercial loans and loss rates for consumer loans. There are several other qualitative and quantitative factors considered in determining the ALLL. This sensitivity analysis does not necessarily reflect the nature and extent of future changes in the ALLL. It is intended to provide insight into the impact of adverse changes to risk grades and loss rates only and does not imply any expectation of future deterioration in the risk ratings or loss rates. Given the current processes used, we believe the risk grades and loss rates currently assigned are appropriate. In the hypothetical event that the aggregate weighted average commercial loan risk grades would experience a 1% deterioration, assuming all other variables remain constant, the allowance for commercial loans would increase by approximately $35 million as of December 31, 2014. In the hypothetical event that consumer loss rates would increase by 10%, assuming all other variables remain constant, the allowance for consumer loans would increase by approximately $37 million at December 31, 2014.

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At December 31, 2014, we had established reserves of $.9 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition. See Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.6 billion, or 47%, of the ALLL at December 31, 2014 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $1.7 billion, or 53%, of the ALLL at December 31, 2014 has been allocated to these consumer lending categories.

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

We refer you to Note 1 Accounting Policies and Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information on certain key asset quality indicators that we use to evaluate our portfolios and establish the allowances.

Table 41: Allowance for Loan and Lease Losses

Dollars in millions	2014	2013
January 1	$3,609	$4,036
Total net charge-offs (a)	(531)	(1,077)
Provision for credit losses	273	643
Net change in allowance for unfunded loan commitments and letters of credit	(17)	8
Other	(3)	(1)
December 31	$3,331	$3,609
Net charge-offs to average loans (for the year ended) (a)	.27%	.57%
Allowance for loan and lease losses to total loans	1.63	1.84
Commercial lending net charge-offs	$(55)	$(249)
Consumer lending net charge-offs (a)	(476)	(828)
Total net charge-offs	$(531)	$(1,077)
Net charge-offs to average loans (for the year ended)
Commercial lending	.04%	.22%
Consumer lending (a)	0.62	1.07
(a)	Includes charge-offs of $134 million taken pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013.

The provision for credit losses totaled $273 million for 2014 compared to $643 million for 2013. The primary drivers of the decrease to the provision were improved overall credit quality, including lower consumer loan delinquencies, and the increasing value of residential real estate which resulted in greater expected cash flows from our purchased impaired loans. For 2014, the provision for commercial lending credit losses increased by $64 million, or 178%, from 2013 primarily due to continued growth in the commercial book, paired with slowing of the reserve releases related to credit quality improvement. The provision for consumer lending credit losses decreased $434 million, or 71%, from 2013.

The PNC Financial Services Group, Inc. – Form 10-K 81

At December 31, 2014, total ALLL to total nonperforming loans was 133%. The comparable amount for December 31, 2013 was 117%. These ratios are 85% and 72%, respectively, when excluding the $1.2 billion and $1.4 billion, respectively, of ALLL at December 31, 2014 and December 31, 2013 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted in accordance with ASC 310-30 based on the recorded investment balance. Additional allowance is recorded when the net present value of expected cash flows is lower than the recorded investment balance. See Table 30 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During 2014, improved asset quality trends, including, but not limited to, delinquency status and improving economic conditions, as well as reduced net charge-offs and overall portfolio growth combined to result in the ALLL balance declining $.3 billion, or 8% to $3.3 billion as of December 31, 2014 compared to December 31, 2013.

See Note 1 Accounting Policies and Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit.

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

PNC’s Operational Risk Management is inclusive of Technology Risk Management and Business Continuity Risk. Enterprise Compliance is responsible for coordinating the compliance risk component of PNC’s Operational Risk framework. Operational Risk Management focuses on balancing business needs, regulatory expectations and risk management priorities through an adaptive and proactive program that is designed to provide a strong governance model, sound and consistent risk management processes and transparent operational risk reporting across the enterprise.

The PNC Board determines the strategic approach to operational risk via establishment of guiding principles, risk appetite and appropriate risk management structure. This includes establishment of risk metrics and limits and operational risk committee hierarchy and reporting structure to identify, understand and manage operational risks.

Executive Management has responsibility for operational risk management. The executive management team is responsible for monitoring significant risks, key controls and related issues through management reporting and a governance structure of risk committees, to help ensure that objectives are pursued within the bounds of our risk appetite.

Within the Independent Risk Management function, Operational Risk Management (ORM) is responsible for developing and maintaining the policies, methodologies, tools, and technology utilized across the enterprise to identify, assess, monitor, and report operational risks. ORM monitors enterprise-wide adherence with related policies and procedures and regularly assesses overall program effectiveness. In addition, ORM independently challenges the results and conclusions generated by the business units during the execution of the operational risk management program.

Business Unit management is responsible for the day-to-day management of operational risks inherent in the products, services, and activities for which they are responsible. Business Unit management is also responsible for adhering to PNC’s enterprise-wide operational risk management policies and procedures including regularly identifying, measuring, and monitoring operational risks in their respective areas, as well as capturing, analyzing and reporting operational risks and issues.

Management of operational risk is based upon a comprehensive framework designed to enable PNC to determine the enterprise and individual business unit’s operational risk profile in comparison to the established risk appetite and identify operational risks that may require further mitigation. This framework is established around a set of enterprise-wide policies and a system of internal controls that are designed to manage risk and to provide management with timely and accurate information about the operations of PNC. This framework employs a number of techniques to manage operational risk, including:

•	Risk and Control Self Assessments (RCSAs) that are performed at least annually across PNC’s businesses, processes, systems and products. RCSA methodology

82 The PNC Financial Services Group, Inc. – Form 10-K

is a standard process for business units to document and assess operational risks, evaluate key control design and operating effectiveness, and determine if control enhancements are required,
•

A Scenario Analysis program that is leveraged to proactively evaluate operational risks with the potential for severe business, financial, operational or regulatory impact on the company or a major business unit. This methodology leverages standard processes and tools to evaluate a wide range of business and operational risks encompassing both external and internal events relevant to the company. Based upon scenario analysis conclusions, management may implement additional controls or risk management activities to reduce exposure to an acceptable level,

•

A Metrics and Key Risk Indicator framework that allows management to proactively monitor and assess shifts in operational risk exposure or key control effectiveness compared to expectations and thresholds. Enterprise-level Operational Risk Appetite metrics support PNC’s Operational Risk Management framework and guiding principles with the objective of maintaining a risk profile within risk appetite. A broad set of operational risk indicators are in place to monitor and report exposures across the different inherent operational risk types. Lastly, business-specific risk indicators are established to monitor the most significant risks and controls identified in the individual risk and control self assessments, and

•

Operational loss events as well as technology and operational breakdowns that do not result in direct loss (near miss events) across the enterprise are continuously captured and maintained in a central repository. This information is analyzed and used to help determine the root causes of these events and to identify trends that could indicate changes in the company’s risk exposure or control effectiveness. PNC’s External Loss Event program utilizes a number of sources to monitor and identify external loss events occurring across the financial services industry. Relevant external events are evaluated by appropriate business and risk management personnel to determine whether PNC is exposed to similar events, and if so, whether appropriate controls are in place.

We continue to refine our methodology to estimate capital requirements for operational risk using a proprietary version of an Advanced Measurement Approach (AMA) as prescribed in Basel II. Under the AMA, the results of the program elements described above are key inputs directly incorporated into the capital calculation methodology.

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

Management of technology risk is embedded into the culture and decision-making processes of PNC through an information and technology risk management framework designed to help ensure secure, sound, and compliant IT systems and infrastructure in support of business strategies and goals. The management of technology risk is a core business skill and an integral part of day-to-day activity.

Cybersecurity is a principal concern for financial institutions and is a very high priority for PNC. The ever changing and complex threat landscape is closely monitored and PNC participates in proactive information sharing with intelligence sources, law enforcement, and the private sector. The cyber security program is based on a continuous improvement strategy by assessing current and emerging threats to protect our critical business functions, as well as the integrity, privacy, and confidentiality of data. We continue to strengthen our controls, processes and systems to help protect our networks, computers, software, and data from attack, damage or unauthorized access. See Item 1A Risk Factors in this Report for additional information regarding the risk of a material adverse impact from interruptions in the effective operation of, or security breaches affecting, those systems.

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

The PNC Financial Services Group, Inc. – Form 10-K 83

To support PNC’s overall risk profile within risk appetite and the Enterprise Risk Appetite Statement, Technology Risk Management has established governance, operating structures, metrics, and guiding principles designed to ensure that technology risk is distinctly considered in business activities and strategic decision making processes.

PNC has defined an enterprise-wide business continuity program that provides structure and guidelines to ensure resiliency and recovery of PNC’s facilities, employees, suppliers and technology should there be a business disruption. It is a comprehensive program based upon a life cycle containing repeatable activities to identify and mitigate internal and external business disruptive threats. It is the responsibility of PNC’s business units to execute and comply with the business continuity program. The program is administered by a separate group, with governance and oversight being provided by additional resources in the Independent Risk Management function.

PNC’s Corporate Insurance Group is responsible for managing insurance risk across the organization, and is aligned within the enterprise risk management governance framework. PNC retains select corporate risks through its wholly-owned captive insurance company Alpine Indemnity Limited, and transfers excess risk through the purchase of insurance where appropriate, to mitigate the effects of operational loss events. PNC’s risks associated with its participation as an insurer for these programs are mitigated through policy and annual aggregate limits. Decisions surrounding PNC’s retention of its operating risks through deductibles or captive participation are made in conjunction with the enterprise risk management governance framework.

The Corporate Insurance Group monitors and manages insurable risks through a combination of risk mitigation, retention and transfer consistent with the organization’s risk appetite and philosophy. To ensure the lines of business have a clear understanding of insurance risk and the ability to retain or transfer risk, management holds regular meetings with the lines of business regarding risk evaluation and the utilization of insurance as a risk transfer technique. Furthermore, Corporate Insurance management and the Insurance Risk Committee have primary oversight of reporting insurance related activities through the governance structure that allows management to fully vet risk information.

Quarterly, an enterprise operational risk report is developed to report key operational risks to senior management and the Board of Directors. The report encompasses key operational risk management conclusions, including the overall operational risk level, risk management effectiveness and outlook, grounded in quantitative measures and qualitative factors. Key enterprise operational risks are also included in the enterprise risk report. In addition, operational risk is an integrated part of the quarterly business-specific risk reports.

Compliance Risk

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

84 The PNC Financial Services Group, Inc. – Form 10-K

Model Risk Management

PNC relies on quantitative models to measure risks, to estimate certain financial values, and to support or inform certain business decisions. Models may be used in processes such as determining the pricing of various products, grading and granting loans, measuring interest rate risks and other market risks, predicting losses, and assessing capital adequacy, as well as to estimate the value of financial instruments and balance sheet items.

There are risks involved in the use of models as they have the potential to provide inaccurate output or results, could be used for purposes other than those for which they have been designed, or may be operated in an uncontrolled environment where unauthorized changes can take place and where other control risks exist.

The Model Risk Management Group is responsible for policies and procedures describing how model risk is evaluated and managed, and the application of the governance process to implement these practices throughout the enterprise. The Model Risk Management Group, a subgroup of the Enterprise Risk Management Committee, oversees all aspects of model risk, including PNC’s compliance with regulatory requirements related to model risk management, and approves exceptions to policy when appropriate.

To better manage our business, our practices around the use of models, and to comply with regulatory guidance and requirements, we have policies and procedures in place that define our governance processes for assessing and controlling model risk. These processes focus on identifying, reporting and remediating any problems with the soundness, accuracy, improper use or operating environment of our models. We recognize that models must be monitored over time to ensure their continued accuracy and functioning, and our policies also address the type and frequency of performance monitoring that is appropriate according to the importance of each model. PNC also monitors key metrics designed to assess our level of model risk and its alignment with our risk appetite.

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

It is important that models operate in a controlled environment where access to code or the ability to make changes is limited to those who are authorized to do so. Additionally, proper back-up and recovery mechanisms are needed for the ongoing functioning of models. Our use of independent model control reviewers aids in the evaluation of the existing control mechanisms to help ensure that controls are appropriate and are functioning properly.

The PNC Financial Services Group, Inc. – Form 10-K 85

Liquidity Risk Management

Liquidity risk has two fundamental components. The first is potential loss assuming we were unable to meet our funding requirements at a reasonable cost. The second is the potential inability to operate our businesses because adequate contingent liquidity is not available. We manage liquidity risk at the consolidated company level (bank, parent company, and nonbank subsidiaries combined) to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances, and to help ensure that we maintain an appropriate level of contingent liquidity.

Management monitors liquidity through a series of early warning indicators that may indicate a potential market, or PNC-specific, liquidity stress event. In addition, management performs a set of liquidity stress tests over multiple time horizons with varying levels of severity and maintains a contingency funding plan to address a potential stress event. In the most severe liquidity stress simulation, we assume that PNC’s liquidity position is under pressure, while the market in general is under systemic pressure. The simulation considers, among other things, the impact of restricted access to both secured and unsecured external sources of funding, accelerated run-off of customer deposits, valuation pressure on assets and heavy demand to fund contingent obligations. Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet our parent company obligations over the succeeding 24-month period. Liquidity-related risk limits are established within our Enterprise Liquidity Management Policy and supporting policies. Management committees, including the Asset and Liability Committee, and the Board of Directors and its Risk Committee regularly review compliance with key established limits.

In addition to these liquidity monitoring measures and tools described above, PNC also monitors its liquidity by reference to the LCR, a new regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the haircuts and limitations of the LCR rules, by its estimated net cash outflow, with net cash outflows determined by applying assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. For PNC and PNC Bank, the LCR became effective January 1, 2015. The minimum required LCR and the requirement to calculate the LCR on a daily basis will be phased-in over a period of years. For 2015, PNC and PNC Bank are required to calculate the LCR on a month-end basis and the minimum LCR that PNC and PNC Bank are required to maintain is 80%.

As of January 31, 2015, PNC and PNC Bank exceeded the minimum LCR requirement in effect for 2015. The estimated January 31, 2015 LCR calculation and the underlying components are based on PNC’s current interpretation and understanding of the final LCR rules and are subject to, among other things, further regulatory guidance.

We provide additional information regarding regulatory liquidity requirements and their potential impact on PNC in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

Bank Level Liquidity – Uses

At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of December 31, 2014, there were approximately $7.2 billion of bank borrowings with contractual maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary. See the Bank Level Liquidity – Sources section below.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base generated by our retail and commercial businesses. Total deposits increased to $232.2 billion at December 31, 2014 from $220.9 billion at December 31, 2013, primarily driven by growth in transaction deposits. Assets determined by PNC to be liquid (liquid assets) and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short-term and long-term funding sources.

At December 31, 2014, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $36.0 billion and securities available for sale totaling $44.2 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Of our total liquid assets of $80.2 billion, we had $6.1 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition to the liquid assets we pledged, $4.8 billion of securities held to maturity were also pledged as collateral for these purposes.

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

86 The PNC Financial Services Group, Inc. – Form 10-K

On January 16, 2014, PNC Bank established a new bank note program under which it may from time to time offer up to $25 billion aggregate principal amount at any one time outstanding of its unsecured senior and subordinated notes due more than nine months from their date of issue (in the case of senior notes) and due five years or more from their date of issue (in the case of subordinated notes). The $25 billion of notes authorized to be issued and outstanding at any one time includes notes issued by PNC Bank prior to January 16, 2014 under the 2004 bank note program and those notes PNC Bank has assumed through the acquisition of other banks, in each case for so long as such notes remain outstanding. The terms of the new program do not affect any of the bank notes issued prior to January 16, 2014. At December 31, 2014, PNC Bank had $16.0 billion of bank notes outstanding. The following table details all issuances during 2014:

Table 42: PNC Bank Bank Notes Issued During 2014

Issuance Date	Amount	Description of Issuance
January 28, 2014	$1.0 billion	Senior notes with a maturity date of January 27, 2017. Interest is payable semi-annually, at a fixed rate of 1.125% on January 27 and July 27 of each year, beginning on July 27, 2014.
January 28, 2014	$750 million	Senior notes with a maturity date of January 28, 2019. Interest is payable semi-annually, at a fixed rate of 2.200% on January 28 and July 28 of each year, beginning on July 28, 2014.
March 28, 2014	$1.0 billion (a)	Senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of April 15, 2015, subject to the holder’s monthly option to extend, and a final maturity date of April 15, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .235%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on January 15, April 15, July 15 and October 15 of each year, beginning on July 15, 2014.
June 20, 2014	$1.0 billion	Senior notes with a maturity date of July 2, 2019. Interest is payable semi-annually, at a fixed rate of 2.25% on January 2 and July 2 of each year, beginning on January 2, 2015.
June 20, 2014	$900 million (a)	Senior extendible floating rate bank notes with an initial maturity date of July 20, 2015, subject to the holder’s monthly option to extend, and a final maturity date of July 20, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .235%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on March 20, June 20, September 20 and December 20 of each year, beginning on September 20, 2014.
June 27, 2014	$1.0 billion (a)	Senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of July 15, 2015, subject to the holder’s monthly option to extend, and a final maturity date of July 15, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .235%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on January 15, April 15, July 15 and October 15 of each year, beginning on October 15, 2014.
August 1, 2014	$300 million	Floating rate senior notes with a maturity date of August 1, 2017. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .30% on February 1, May 1, August 1 and November 1 of each year beginning on November 1, 2014.
August 18, 2014	$1.25 billion (a)	Senior extendible floating rate bank notes issued to an affiliate with an initial maturity date of September 18, 2015, subject to the holder’s monthly option to extend, and a final maturity date of August 18, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .235%, which spread is subject to four potential one basis point increases in the event of certain extensions of maturity by the holder. Interest is payable on February 18, May 18, August 18 and November 18 of each year, beginning on November 18, 2014.
September 18, 2014	$500 million	Senior notes with a maturity date of October 18, 2017. Interest is payable semi-annually, at a fixed rate of 1.500% on April 18 and October 18 of each year, beginning on April 18, 2015.
September 18, 2014 and October 30, 2014 (reopening)	$500 million $750 million	Senior notes with a maturity date of October 18, 2019. Interest is payable semi-annually, at a fixed rate of 2.40% on April 18 and October 18 of each year, beginning on April 18, 2015.
October 30, 2014	$500 million	Senior notes with a maturity date of October 30, 2024. Interest is payable semi-annually, at a fixed rate of 3.30% on April 30 and October 30 of each year, beginning on April 30, 2015.
November 26, 2014	$1.25 billion	Floating rate senior notes issued to an affiliate with a maturity date of August 18, 2016. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .25% on February 18, May 18, August 18 and November 18 of each year, beginning on February 18, 2015.
(a)	These issuances were called in the fourth quarter of 2014.

The PNC Financial Services Group, Inc. – Form 10-K 87

Total senior and subordinated debt of PNC Bank increased to $17.5 billion at December 31, 2014 from $14.6 billion at December 31, 2013 due to the following activity in the period.

Table 43: PNC Bank Senior and Subordinated Debt

In billions	2014
January 1	$14.6
Issuances	10.7
Calls and maturities	(8.0)
Other	.2
December 31	$17.5

On February 6, 2015, PNC Bank issued $600 million of floating rate senior notes with a maturity date of January 26, 2017 to an affiliate. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .30%, on January 26, April 26, July 26 and October 26 of each year, beginning on April 26, 2015. These floating rate notes were subsequently purchased by PNC. See the Parent Company Liquidity – Uses portion of this Liquidity Risk Management section for further detail.

See Note 25 Subsequent Events in the Notes To Consolidated Financial Statements in Item 8 of this Report for information on the issuance of senior notes of $750 million and $1.0 billion on February 23, 2015.

PNC Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At December 31, 2014, our unused secured borrowing capacity was $13.9 billion with FHLB-Pittsburgh. Total FHLB borrowings increased to $20.0 billion at December 31, 2014 from $12.9 billion at December  31, 2013 due to the following activity in the period.

Table 44: FHLB Borrowings

In billions	2014
January 1	$12.9
Issuances	15.7
Calls and maturities	(8.6)
December 31	$20.0

The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank to secure certain public deposits. PNC Bank began using standby letters of credit issued by the FHLB-Pittsburgh in response to the regulatory liquidity standards finalized during 2014. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank. At both December 31, 2014 and December 31, 2013, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $6.2 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2014, there was $5.0 billion outstanding under this program. During the fourth quarter of 2013, PNC finalized the wind down of Market Street Funding LLC (“Market Street”), a multi-seller asset-backed commercial paper conduit administered by PNC Bank. As part of the wind down process, the commitments and outstanding loans of Market Street were assigned to PNC Bank, which will fund these commitments and loans by utilizing its diversified funding sources. In conjunction with the assignment of commitments and loans, the associated liquidity facilities were terminated along with the program-level credit enhancement provided to Market Street. The wind down did not have a material impact to PNC’s financial condition or results of operations.

PNC Bank can also borrow from the Federal Reserve Bank of Cleveland’s (Federal Reserve Bank) discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At December 31, 2014, our unused secured borrowing capacity was $15.6 billion with the Federal Reserve Bank.

Parent Company Liquidity

As of December 31, 2014, available parent company liquidity totaled $7.1 billion. Parent company liquidity is primarily held in short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

Parent Company Liquidity – Uses

The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of December 31, 2014, there were approximately $2.5 billion of parent company borrowings with contractual maturities of less than one year. Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions. See the Parent Company Liquidity – Sources section below.

See Capital and Liquidity Actions in the Executive Summary section of this Item 7 for information on our 2014 capital plan that was accepted by the Federal Reserve, which included certain share repurchases that are described in more detail in the Capital portion of the Consolidated Balance Sheet Review section in this Item 7 and the dividend increase described below.

88 The PNC Financial Services Group, Inc. – Form 10-K

On April 3, 2014, consistent with our 2014 capital plan, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from 44 cents per common share to 48 cents per common share beginning with the May 5, 2014 dividend payment.

In connection with the 2015 CCAR, PNC submitted its 2015 capital plan, as approved by its Board of Directors, to the Federal Reserve in January 2015. PNC expects to receive the Federal Reserve’s response (either a non-objection or objection) to the capital plan submitted as part of the 2015 CCAR in March 2015.

See the Supervision and Regulation section in Item 1 of this Report for additional information regarding the Federal Reserve’s CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, qualitative and quantitative liquidity risk management standards proposed by the U.S. banking agencies, and final rules issued by the Federal Reserve that make certain modifications to the Federal Reserve’s capital planning and stress testing rules.

See Table 42 for information on affiliate purchases of notes issued by PNC Bank during 2014.

On February 6, 2015, PNC used $600 million of parent company/non-bank subsidiary cash to purchase floating rate senior notes that were issued by PNC Bank to an affiliate on that same date.

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.5 billion at December 31, 2014. See Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for a further discussion of these limitations. We provide additional information on certain contractual restrictions in Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of this Report.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments.

We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. We have an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments.

During 2014, we issued the following parent company debt under our shelf registration statement:

•

$750 million of subordinated notes with a maturity date of April 29, 2024. Interest is payable semi-annually, at a fixed rate of 3.90%, on April 29 and October 29 of each year, beginning on October 29, 2014.

Total parent company senior and subordinated debt and hybrid capital instruments decreased to $10.1 billion at December 31, 2014 from $10.7 billion at December 31, 2013 due to the following activity in the period.

Table 45: Parent Company Senior and Subordinated Debt and Hybrid Capital Instruments

In billions	2014
January 1	$10.7
Issuances	.8
Maturities	(1.4)
December 31	$10.1

On October 16, 2014, the parent company established a $5.0 billion commercial paper program to provide additional liquidity. As of December 31, 2014, there were no issuances outstanding under this program. Following the establishment of this parent company program, PNC Funding Corp terminated its $3.0 billion commercial paper program.

Note 17 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report describes the 16,885,192 warrants outstanding, each to purchase one share of PNC common stock at an exercise price of $67.33 per share. These warrants were sold by the U.S. Treasury in a secondary public offering in May 2010 after the U.S. Treasury exchanged its TARP Warrant. These warrants will expire December 31, 2018, and are considered in the calculation of diluted earnings per common share in Note 16 Earnings Per Share in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

The PNC Financial Services Group, Inc. – Form 10-K 89

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

Table 46: Credit Ratings as of December 31, 2014 for PNC and PNC Bank

	Moody’s	Standard & Poor’s	Fitch
The PNC Financial Services Group, Inc.
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB-	BBB-

PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+

Commitments

The following tables set forth contractual obligations and various other commitments as of December 31, 2014 representing required and potential cash outflows.

Table 47: Contractual Obligations

		Payment Due By Period
December 31, 2014 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$21,396	$15,185	$2,709	$694	$2,808
Borrowed funds (a) (b)	56,768	15,243	19,116	13,291	9,118
Minimum annual rentals on noncancellable leases	2,655	376	622	478	1,179
Nonqualified pension and postretirement benefits	519	56	109	108	246
Purchase obligations (c)	703	468	144	63	28
Total contractual cash obligations	$82,041	$31,328	$22,700	$14,634	$13,379
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At December 31, 2014, we had unrecognized tax benefits of $77 million, which represents a reserve for tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimate has been excluded from the contractual obligations table. See Note 19 Income Taxes in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Our contractual obligations totaled $73.5 billion at December 31, 2013. The increase in the comparison is primarily attributable to an increase in borrowed funds partially offset by the decline in time deposits. See Funding Sources in the Consolidated Balance Sheet Review section of this Item 7 for additional information regarding our funding sources.

Table 48: Other Commitments (a)

		Amount Of Commitment Expiration By Period
December 31, 2014 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Net unfunded loan commitments	$139,687	$53,849	$47,180	$37,873	$785
Net outstanding standby letters of credit (b)	9,991	4,973	4,043	973	2
Reinsurance agreements (c)	4,342	2,071	20	36	2,215
Other commitments (d)	962	693	236	32	1
Total commitments	$154,982	$61,586	$51,479	$38,914	$3,003
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Includes $5.2 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(c)	Reinsurance agreements are with third-party insurers related to insurance sold to or placed on behalf of our customers. Balances represent estimates based on availability of financial information.
(d)	Includes unfunded commitments related to equity investments of $169 million that were not on our Consolidated Balance Sheet, of which $140 million relate to private equity investments. The remaining $793 million of commitments were included in Other liabilities on our Consolidated Balance Sheet, of which $717 million related to tax credit investments.

90 The PNC Financial Services Group, Inc. – Form 10-K

Our total commitments totaled $146.8 billion at December 31, 2013. The increase in the comparison is primarily due to an increase in exposure on net unfunded loan commitments partially offset by a decline in reinsurance agreements and net outstanding standby letters of credit. See Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on net unfunded loan commitments, our reinsurance agreements, net outstanding standby letters of credit, and certain other commitments.

Market Risk Management

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:

•	Traditional banking activities of taking deposits and extending loans,
•	Equity and other investments and activities whose economic values are directly impacted by market factors, and
•	Fixed income securities, derivatives and foreign exchange activities, as a result of customer activities and securities underwriting.

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

Sensitivity results and market interest rate benchmarks for the fourth quarters of 2014 and 2013 follow:

Table 49: Interest Sensitivity Analysis

	Fourth Quarter 2014	Fourth Quarter 2013
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.1%	2.2%
100 basis point decrease	(1.0)%	(.9)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	5.8%	7.4%
100 basis point decrease	(5.7)%	(3.8)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(4.6)	(1.2)
Key Period-End Interest Rates
One-month LIBOR	.17%	.17%
Three-year swap	1.30%	.88%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 50 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 50: Net Interest Income Sensitivity to Alternative Rate Scenarios (Fourth Quarter 2014)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	1.3%	1.0%	(1.0)%
Second year sensitivity	5.3%	3.6%	(4.8)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 49 and 50 above.

The PNC Financial Services Group, Inc. – Form 10-K 91

These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates. We also consider forward projections of purchase accounting accretion when forecasting net interest income.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Table 51: Alternate Interest Rate Scenarios: One Year Forward

The fourth quarter 2014 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During 2014, our 95% VaR ranged between $.8 million and $3.9 million, averaging $2.1 million. During 2013, our 95% VaR ranged between $1.7 million and $5.5 million, averaging $3.5 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Our customer-related trading activity includes customer revenue and intraday hedging which helps to reduce losses, and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There were two instances during 2014 under our diversified VaR measure where actual losses exceeded the prior day VaR measure. In comparison, there was one such instance during 2013. We use a 500 day look back period for backtesting and include customer-related trading revenue.

The following graph shows a comparison of enterprise-wide gains and losses against prior day diversified VaR for the period indicated.

Table 52: Enterprise – Wide Gains/Losses Versus Value-at-Risk

Total customer-related trading revenue was as follows:

Table 53: Customer-Related Trading Revenue (a)

Year ended December 31 In millions	2014	2013
Net interest income	$31	$30
Noninterest income	147	234
Total customer-related trading revenue	$178	$264
Securities trading (b)	$33	$21
Foreign exchange	96	98
Financial derivatives and other	49	145
Total customer-related trading revenue	$178	$264
(a)	Customer-related trading revenues exclude underwriting fees for both periods presented.
(b)	Includes changes in fair value for certain loans accounted for at fair value.

Customer-related trading revenues for 2014 decreased $86 million compared with 2013. The decrease was primarily due to market interest rate changes impacting credit valuations for customer-related derivatives activities and reduced derivatives client sales revenues, which were partially offset by improved securities and foreign exchange client sales results.

92 The PNC Financial Services Group, Inc. – Form 10-K

Market Risk Management – Equity And Other Investment Risk

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. In addition to extending credit, taking deposits, securities underwriting and trading financial instruments, we make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations and growth financings in a variety of industries. We also have investments in affiliated and non-affiliated funds that make similar investments in private equity and in debt and equity-oriented hedge funds. The economic and/or book value of these investments and other assets such as loan servicing rights are directly affected by changes in market factors.

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is an estimate of the potential value depreciation over a one year horizon commensurate with solvency expectations of an institution rated single-A by the credit rating agencies. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. See Note 7 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 54: Equity Investments Summary

In millions	December 31 2014	December 31 2013
BlackRock	$6,265	$5,940
Tax credit investments (a)	2,616	2,572
Private equity	1,615	1,656
Visa	77	158
Other	155	234
Total	$10,728	$10,560
(a)	The December 31, 2013 amount has been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

BlackRock

PNC owned approximately 35 million common stock equivalent shares of BlackRock equity at December 31, 2014, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Item 7 includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are direct tax credit investments and equity investments held by consolidated partnerships which totaled $2.6 billion at both December 31, 2014 and December 31, 2013. These equity investment balances include unfunded commitments totaling $717 million and $802 million at December 31, 2014 and December 31, 2013, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report has further information on Tax Credit Investments.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.6 billion at December 31, 2014 and $1.7 billion at December 31, 2013. As of December 31, 2014, $1.1 billion was invested directly in a variety of companies and $.5 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $212 million as of December 31, 2014. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors of this Report for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and sponsorship of private funds covered by the Volcker Rule.

Our unfunded commitments related to private equity totaled $140 million at December 31, 2014 compared with $164 million at December 31, 2013.

The PNC Financial Services Group, Inc. – Form 10-K 93

Visa

During 2014, we sold 3.5 million Visa Class B common shares, in addition to the 13 million shares sold in the previous two years. We have entered into swap agreements with the purchaser of the shares as part of these sales. See Note 7 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information. At December 31, 2014, our investment in Visa Class B common shares totaled approximately 7 million shares and had a carrying value of $77 million. Based on the December 31, 2014 closing price of $262.20 for the Visa Class A common shares, the fair value of our total investment was approximately $742 million at the current conversion rate, which reflects adjustments in respect of all litigation funding by Visa to date. The Visa Class B common shares that we own are transferable only under limited circumstances (including those applicable to the sales in 2014 and the previous two years) until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation.

Note 21 Legal Proceedings and Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of this Report have additional information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, and the status of pending interchange litigation.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At December 31, 2014, other investments totaled $155 million compared with $234 million at December 31, 2013. We recognized net gains related to these investments of $19 million during 2014, compared with $39 million during 2013.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments were immaterial at both December 31, 2014 and December 31, 2013.

See the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report for additional information on the potential impact of the Volcker Rule on PNC’s investments in and relationships with private funds that are covered by that rule, as well as PNC’s ability to maximize the value of its investments in such funds.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 7 Fair Value and Note 15 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated here by reference.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

94 The PNC Financial Services Group, Inc. – Form 10-K

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at December 31, 2014 and December 31, 2013.

Table 55: Financial Derivatives Summary

	December 31, 2014		December 31, 2013
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$49,061	$1,075	$36,197	$825
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$76,102	$409	$119,679	$330
Total derivatives used for commercial mortgage banking activities	26,290	26	53,149	(12)
Total derivatives used for customer-related activities	183,474	122	169,534	138
Total derivatives used for other risk management activities	5,390	(425)	2,697	(422)
Total derivatives not designated as hedging instruments	$291,256	$132	$345,059	$34
Total Derivatives	$340,317	$1,207	$381,256	$859
(a)	Represents the net fair value of assets and liabilities.

2013 VERSUS 2012

Consolidated Income Statement Review

Summary Results

Net income for 2013 was $4.2 billion, or $7.36 per diluted common share, compared with $3.0 billion, or $5.28 per diluted common share, for 2012. The increase was driven by an 8% decline in noninterest expense, a 3% increase in revenue and lower provision for credit losses. The decline in noninterest expense reflected our continued focus on disciplined expense management. Higher revenue in the comparison was driven by improvement in the provision for residential mortgage repurchase obligations, strong client fee income and higher gains on asset valuations, partially offset by lower net interest income and lower gains on asset sales.

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

Noninterest Income

Noninterest income increased to $6.9 billion in 2013 compared to $5.9 billion in 2012, due to higher residential mortgage revenue, which was driven by improvement in the provision for residential mortgage repurchase obligations, strong client fee income and higher gains on asset valuations, partially offset by lower gains on asset sales. Noninterest income as a percentage of total revenue was 43% for 2013, up from 38% for 2012.

Asset management revenue increased to $1.3 billion in 2013 compared to $1.2 billion in 2012, driven by higher earnings from our BlackRock investment, stronger average equity markets and strong sales resulting in positive net flows, after adjustments for cyclical client activities. Discretionary client assets under management increased to $127 billion at December 31, 2013 compared with $112 billion at December 31, 2012.

The increase in consumer service fees to $1.3 billion in 2013 compared to $1.1 billion in 2012 was due to growth in brokerage fees and the impact of higher customer-initiated fee based transactions.

Corporate services revenue increased $44 million, or 4%, to $1.2 billion in 2013 compared with 2012. This increase included the impact of higher valuation gains from rising interest rates on net commercial mortgage servicing rights valuations, which were gains of $68 million in 2013 compared

The PNC Financial Services Group, Inc. – Form 10-K 95

with $31 million for 2012. The increase in corporate services revenue was primarily due to higher net commercial mortgage servicing rights valuations, higher commercial mortgage fees, net of amortization, and higher treasury management fees, partially offset by lower merger and acquisition advisory fees.

Residential mortgage revenue increased to $871 million in 2013 from $284 million in 2012. The increase was driven by improvement in the provision for residential mortgage repurchase obligations, which was a benefit of $53 million in 2013 compared with a provision of $761 million in 2012. The release of reserves in 2013 was largely the result of agreements with two government-sponsored enterprises (GSEs), FHLMC and FNMA, for loans sold into agency securitizations. See the Recourse And Repurchase Obligations section of this Item 7 and Item 7 in our 2013 Form 10-K for further detail. This benefit was partially offset by lower loan sales revenue resulting from an increase in mortgage interest rates which had the effect of reducing gain on sale margins and, to a lesser extent, loan origination volume.

Service charges on deposits were $597 million in 2013 compared with $573 million in 2012.

Net gains on sales of securities totaled $99 million for 2013 and $204 million for 2012. The net credit component of other-than-temporary impairment (OTTI) of securities recognized in earnings was $16 million in 2013 compared with $111 million for 2012.

Other noninterest income increased by $58 million, or 4%, to $1.5 billion in 2013 due to higher revenue associated with private equity investments and commercial mortgage loans held for sale. In addition, the increase reflected higher revenue from credit valuations for customer-related derivatives activities as higher market interest rates reduced the fair value of PNC’s credit exposure on these activities. The impact to 2013 revenue due to these credit valuations was $56 million, while the impact to 2012 revenue was not significant. These increases were partially offset by lower gains on sale of Visa Class B common shares, which were $168 million on the sale of 4 million shares in 2013 compared with gains of $267 million on the sale of 9 million shares in 2012. We held approximately 10 million Visa Class B common shares with a fair value of approximately $971 million and recorded investment of $158 million as of December 31, 2013.

Provision For Credit Losses

The provision for credit losses totaled $643 million in 2013 compared with $987 million in 2012. The decrease in provision compared to prior year was the result of continued credit quality improvement, including improvement in our purchased impaired loan portfolio. Increasing value of residential real estate resulted in greater expected cash flows from our purchased impaired loans.

Noninterest Expense

Noninterest expense was $9.7 billion for 2013, a decrease of $.8 billion, or 8%, from $10.5 billion for 2012. The decline reflected the impact of 2012 integration costs of $267 million and a reduction in noncash charges related to redemption of trust preferred securities to $57 million in 2013 from $295 million in 2012. Additionally, residential mortgage foreclosure-related expenses declined to $56 million from $225 million in the same comparison. These decreases to noninterest expense were partially offset by the impact of a full year of operating expense for the March 2012 RBC Bank (USA) acquisition during 2013 compared to 2012.

In the third quarter of 2013, we concluded redemptions of discounted trust preferred securities assumed in our acquisitions. From the fourth quarter of 2011 through 2013, we redeemed a total of $3.2 billion of these higher-rate trust preferred securities, resulting in noncash charges totaling approximately $550 million. See Note 14 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in Item 8 of our 2013 Form 10-K and 2012 Form 10-K for more information on our redemption of trust preferred securities in 2013 and 2012, respectively.

Effective Income Tax Rate

The effective income tax rate was 25.9% in both 2013 and 2012. The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

Consolidated Balance Sheet Review

Loans

Loans increased $9.8 billion to $195.6 billion as of December 31, 2013 compared with December 31, 2012. The increase in loans was driven by the increase in commercial lending as a result of growth in commercial and commercial real estate loans, primarily from new customers and organic growth. The increase in consumer lending resulted from growth in automobile and home equity loans, partially offset by paydowns of education loans.

Average total loans increased by $13.4 billion to $190.0 billion in 2013, which was driven by increases in average commercial loans of $9.4 billion, average consumer loans of $2.4 billion and average commercial real estate loans of $1.4 billion. The overall increase in loans reflected organic loan growth, primarily in our Corporate & Institutional Banking segment.

Loans represented 61% of total assets at both December 31, 2013 and December 31, 2012. Commercial lending

96 The PNC Financial Services Group, Inc. – Form 10-K

represented 60% of the loan portfolio at December 31, 2013 and 59% at December 31, 2012. Consumer lending represented 40% of the loan portfolio at December 31, 2013 and 41% at December 31, 2012. Commercial real estate loans represented 11% of total loans at December 31, 2013 and 10% at December 31, 2012 and represented 7% of total assets at December 31, 2013 and 6% at December 31, 2012.

The total loan balances above included purchased impaired loans of $6.1 billion, or 3% of total loans, at December 31, 2013, and $7.4 billion, or 4% of total loans, at December 31, 2012.

Investment Securities

As of December 31, 2013, the amortized cost and fair value of available for sale securities totaled $48.0 billion and $48.6 billion, respectively, compared to an amortized cost and fair value as of December 31, 2012 of $49.4 billion and $51.1 billion, respectively. The amortized cost and fair value of held to maturity securities were $11.7 billion and $11.8 billion, respectively, at December 31, 2013, compared to $10.4 billion and $10.9 billion, respectively, at December 31, 2012. Investment securities represented 19% of total assets at December 31, 2013 and 20% at December 31, 2012. Average investment securities decreased to $57.3 billion during 2013 compared to $60.8 billion during 2012.

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

Loans Held For Sale

Loans held for sale totaled $2.3 billion at December 31, 2013 compared with $3.7 billion at December 31, 2012.

For commercial mortgages held for sale designated at fair value, the balance relating to these loans was $586 million at December 31, 2013 compared to $772 million at December 31, 2012. For commercial mortgages held for sale carried at lower of cost or fair value, we sold $2.8 billion in 2013 compared to $2.2 billion in 2012. All of these loan sales were to government agencies. Total gains of $79 million were recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, in 2013, and $41 million in 2012.

Residential mortgage loan origination volume was $15.1 billion in 2013 compared to $15.2 billion in 2012. Substantially all such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $14.7 billion of loans and recognized related gains of $568 million in 2013. The comparable amounts for 2012 were $13.8 billion and $747 million, respectively.

Asset Quality

Overall credit quality continued to improve during 2013. Nonperforming assets decreased $.3 billion, or 9%, to $3.5 billion at December 31, 2013 compared to December 31, 2012. Nonperforming assets to total assets were 1.08% at December 31, 2013, compared to 1.24% at December 31, 2012. Overall delinquencies of $2.5 billion decreased $1.3 billion, or 33%, compared with December 31, 2012. Net charge-offs of $1.1 billion in 2013 were down 16% compared to net charge-offs of $1.3 billion in 2012. Net charge-offs were 0.57% of average loans in 2013 and 0.73% of average loans in 2012.

The ALLL was $3.6 billion, or 1.84% of total loans and 117% of nonperforming loans, as of December 31, 2013, compared to $4.0 billion, or 2.17% of total loans and 124% of nonperforming loans, as of December 31, 2012.

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

The PNC Financial Services Group, Inc. – Form 10-K 97

Funding Sources

Total funding sources increased $13.0 billion to $267.0 billion at December 31, 2013 compared with December 31, 2012.

Total deposits increased $7.8 billion at December 31, 2013 compared with December 31, 2012 due to increases in money market, demand, and savings accounts, partially offset by decreases in retail certificates of deposit. Interest-bearing deposits represented 68% of total deposits at December 31, 2013 compared to 67% at December 31, 2012

Average total deposits increased $10.6 billion to $212.2 billion in 2013 compared with the prior year, primarily due to an increase of $15.0 billion in average transaction deposits, which grew to $176.9 billion in 2013. Higher average interest-bearing demand deposits, average money market deposits and average noninterest-bearing deposits drove the increase in average transaction deposits. These increases were partially offset by a decrease of $4.3 billion in average retail certificates of deposit attributable to runoff of maturing accounts. Average total deposits represented 69% of average total assets for 2013 and 68% for 2012.

Total borrowed funds increased $5.2 billion to $46.1 billion at December 31, 2013 as higher Federal Home Loan Bank borrowings and bank notes and senior debt were partially offset by a decrease in commercial paper.

Average borrowed funds were $40.0 billion in 2013 compared with $41.8 billion in 2012. The decrease was primarily due to lower average commercial paper, lower average Federal Home Loan Bank (FHLB) borrowings and lower average federal funds purchased and repurchase agreements.

Shareholders’ Equity

Total shareholders’ equity increased $3.4 billion, to $42.3 billion at December 31, 2013 compared with December 31, 2012, primarily reflecting an increase in retained earnings of $3.0 billion (driven by net income of $4.2 billion and the impact of $1.1 billion of common and preferred dividends declared) and an increase of $.6 billion in capital surplus due to the net issuances of preferred stock and common stock and other. These increases were partially offset by the decline of accumulated other comprehensive income of $.4 billion. This decline was primarily due to the impact of an increase in market interest rates and widening asset spreads on securities available for sale and derivatives that are part of cash flow hedging strategies, partially offset by the impact of pension and other postretirement benefit plan adjustments. Common shares outstanding were 533 million at December 31, 2013 and 528 million at December 31, 2012.

Risk-Based Capital

Regulatory Basel I capital ratios at December 31, 2013 were 10.5% for Tier 1 common, 11.1% for leverage, 12.4% for Tier 1 risk-based and 15.8% for total risk-based capital. At December 31, 2012, the Basel I regulatory capital ratios were 9.6% for Tier 1 common, 10.4% for leverage, 11.6% for Tier 1 risk-based and 14.7% for total risk-based capital. The Basel I capital ratios increased in all comparisons primarily due to growth in retained earnings. The net issuance of preferred stock during 2013 partially offset by the redemption of trust preferred securities favorably impacted the December 31, 2013 Basel I Tier 1 risk-based and Basel I total risk-based capital ratios. Basel I risk-weighted assets increased $11.3 billion to $272.2 billion at December 31, 2013 compared to December 31, 2012.

98 The PNC Financial Services Group, Inc. – Form 10-K

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

The PNC Financial Services Group, Inc. – Form 10-K 99

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

Fee income – When referring to the components of Noninterest income, we use the term fee income to refer to the following categories within Noninterest income: Asset management; Consumer services; Corporate services; Residential mortgage; and Service charges on deposits.

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

100 The PNC Financial Services Group, Inc. – Form 10-K

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

The PNC Financial Services Group, Inc. – Form 10-K 101

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

102 The PNC Financial Services Group, Inc. – Form 10-K

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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the U.S. economic expansion will speed up to an above trend growth rate near 3.5 percent in 2015, boosted by lower oil/energy prices, and that short-term interest rates and bond yields will rise only slowly in the latter half of 2015. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

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

The PNC Financial Services Group, Inc. – Form 10-K 103

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the Risk Management section of Item 7 and in Note 1 Accounting Policies, Note 7 Fair Value, and Note 15 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report.

104 The PNC Financial Services Group, Inc. – Form 10-K

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in equity, and of cash flows present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 27, 2015

The PNC Financial Services Group, Inc. – Form 10-K 105

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2014	2013	2012
Interest Income
Loans	$7,427	$7,866	$8,284
Investment securities	1,624	1,749	2,035
Other	380	392	415
Total interest income	9,431	10,007	10,734
Interest Expense
Deposits	325	344	386
Borrowed funds	581	516	708
Total interest expense	906	860	1,094
Net interest income	8,525	9,147	9,640
Noninterest Income
Asset management	1,513	1,342	1,169
Consumer services	1,254	1,253	1,136
Corporate services	1,415	1,210	1,166
Residential mortgage	618	871	284
Service charges on deposits	662	597	573
Net gains on sales of securities	4	99	204
Other-than-temporary impairments	(35)	(14)	(79)
Less: Noncredit portion of other-than-temporary impairments (a)	(24)	2	32
Net other-than-temporary impairments	(11)	(16)	(111)
Other	1,395	1,509	1,451
Total noninterest income	6,850	6,865	5,872
Total revenue	15,375	16,012	15,512
Provision For Credit Losses	273	643	987
Noninterest Expense
Personnel	4,611	4,743	4,617
Occupancy	833	833	827
Equipment	859	763	735
Marketing	253	246	279
Other (b)	2,932	3,096	4,028
Total noninterest expense	9,488	9,681	10,486
Income before income taxes and noncontrolling interests	5,614	5,688	4,039
Income taxes (b)	1,407	1,476	1,045
Net income (b)	4,207	4,212	2,994
Less: Net income (loss) attributable to noncontrolling interests (b)	23	11	(7)
Preferred stock dividends	232	237	177
Preferred stock discount accretion and redemptions	5	12	4
Net income attributable to common shareholders	$3,947	$3,952	$2,820
Earnings Per Common Share
Basic	$7.44	$7.45	$5.33
Diluted	$7.30	$7.36	$5.28
Average Common Shares Outstanding
Basic	529	528	526
Diluted	537	532	529
(a)	Included in accumulated other comprehensive income (loss).
(b)	Amounts for 2012 and 2013 periods have been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits.

See accompanying Notes To Consolidated Financial Statements.

106 The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2014	2013	2012
Net income (a)	$4,207	$4,212	$2,994
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	375	(1,211)	760
Net unrealized gains (losses) on OTTI securities	79	231	971
Net unrealized gains (losses) on cash flow hedge derivatives	168	(527)	(220)
Pension and other postretirement benefit plan adjustments	(446)	852	(35)
Other	(39)	21	10
Other comprehensive income (loss), before tax and net of reclassifications into Net income	137	(634)	1,486
Income tax benefit (expense) related to items of other comprehensive income	(70)	236	(547)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	67	(398)	939
Comprehensive income (a)	4,274	3,814	3,933
Less: Comprehensive income (loss) attributable to noncontrolling interests (a)	23	11	(7)
Comprehensive income attributable to PNC (a)	$4,251	$3,803	$3,940
(a)	Amounts for 2013 and 2012 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K 107

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value	December 31 2014	December 31 2013
Assets
Cash and due from banks (includes $6 and $5 for VIEs) (a)	$4,360	$4,043
Federal funds sold and resale agreements (includes $155 and $207 measured at fair value) (b)	1,852	1,986
Trading securities	2,353	3,073
Interest-earning deposits with banks (includes $6 and $7 for VIEs) (a)	31,779	12,135
Loans held for sale (includes $2,154 and $1,901 measured at fair value) (b)	2,262	2,255
Investment securities	55,823	60,294
Loans (includes $1,606 and $1,736 for VIEs) (a) (includes $1,034 and $1,150 measured at fair value) (b)	204,817	195,613
Allowance for loan and lease losses (includes $(50) and $(58) for VIEs) (a)	(3,331)	(3,609)
Net loans	201,486	192,004
Goodwill	9,103	9,074
Other intangible assets	1,844	2,216
Equity investments (includes $492 and $582 for VIEs) (a)(c)	10,728	10,560
Other (includes $483 and $591 for VIEs) (a) (includes $412 and $338 measured at fair value) (b)	23,482	22,552
Total assets	$345,072	$320,192
Liabilities
Deposits
Noninterest-bearing	$73,479	$70,306
Interest-bearing	158,755	150,625
Total deposits	232,234	220,931
Borrowed funds
Federal funds purchased and repurchase agreements	3,510	4,289
Federal Home Loan Bank borrowings	20,005	12,912
Bank notes and senior debt	15,750	12,603
Subordinated debt	9,151	8,244
Commercial paper	4,995	4,997
Other (includes $347 and $414 for VIEs) (a) (includes $273 and $309 measured at fair value) (b)	3,357	3,060
Total borrowed funds	56,768	46,105
Allowance for unfunded loan commitments and letters of credit	259	242
Accrued expenses (includes $70 and $83 for VIEs) (a) (c)	5,187	4,690
Other (includes $206 and $252 for VIEs) (a)	4,550	4,187
Total liabilities	298,998	276,155
Equity
Preferred stock (d)
Common stock ($5 par value, authorized 800 shares, issued 541 and 540 shares)	2,705	2,698
Capital surplus – preferred stock	3,946	3,941
Capital surplus – common stock and other	12,627	12,416
Retained earnings (c)	26,200	23,251
Accumulated other comprehensive income	503	436
Common stock held in treasury at cost: 18 and 7 shares	(1,430)	(408)
Total shareholders’ equity	44,551	42,334
Noncontrolling interests (c)	1,523	1,703
Total equity	46,074	44,037
Total liabilities and equity	$345,072	$320,192
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which we have elected the fair value option.
(c)	Amounts for 2013 period have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(d)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

108 The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2011 (a)	527	$2,683	$1,637	$12,072	$18,253	$(105)	$(487)	$3,193	$37,246
Cumulative effect of adopting ASU 2014-01 (b)					(43)			5	(38)
Balance at January 1, 2012	527	$2,683	$1,637	$12,072	$18,210	$(105)	$(487)	$3,198	$37,208
Net income (b)					3,001			(7)	2,994
Other comprehensive income, net of tax						939			939
Cash dividends declared
Common					(820)				(820)
Preferred					(177)				(177)
Preferred stock discount accretion			4		(4)
Common stock activity	1	7		45					52
Treasury stock activity (c)				51			(82)		(31)
Preferred stock issuance – Series P (d)			1,482						1,482
Preferred stock issuance – Series Q (e)			467						467
Other				25				(419)	(394)
Balance at December 31, 2012 (a) (f)	528	$2,690	$3,590	$12,193	$20,210	$834	$(569)	$2,772	$41,720
Net income (loss) (b)					4,201			11	4,212
Other comprehensive income (loss), net of tax						(398)			(398)
Cash dividends declared
Common					(911)				(911)
Preferred					(237)				(237)
Preferred stock discount accretion			5		(5)
Redemption of noncontrolling interests (g)					(7)			(368)	(375)
Common stock activity	2	8		97					105
Treasury stock activity	3			(47)			161		114
Preferred stock redemption – Series L (h)			(150)						(150)
Preferred stock issuance – Series R (i)			496						496
Other (j)				173				(712)	(539)
Balance at December 31, 2013 (a)	533	$2,698	$3,941	$12,416	$23,251	$436	$(408)	$1,703	$44,037
Cumulative effect of adopting ASC 860-50 (k)					2				2
Balance at January 1, 2014	533	$2,698	$3,941	$12,416	23,253	$436	$(408)	$1,703	44,039
Net income					4,184			23	4,207
Other comprehensive income, net of tax						67			67
Cash dividends declared
Common					(1,000)				(1,000)
Preferred					(232)				(232)
Preferred stock discount accretion			5		(5)
Common stock activity	1	7		81					88
Treasury stock activity	(11)			14			(1,022)		(1,008)
Other				116				(203)	(87)
Balance at December 31, 2014 (a)	523	$2,705	$3,946	$12,627	$26,200	$503	$(1,430)	$1,523	$46,074
(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Amounts for 2012 and 2013 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits. See Note 1 Accounting Policies for further detail of the adoption.
(c)	Net treasury stock activity totaled less than .5 million shares issued or redeemed.
(d)	15,000 Series P preferred shares with a $1 par value were issued on April 24, 2012.
(e)	4,500 Series Q preferred shares with a $1 par value were issued on September 21, 2012 and 300 shares were issued on October 9, 2012.
(f)	5,001 Series M preferred shares with a $1 par value were issued and redeemed on December 10, 2012.
(g)	Relates to the redemption of REIT preferred securities in the first quarter of 2013. See Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities for additional information.
(h)	1,500 Series L preferred shares with a $1 par value were redeemed on April 19, 2013.
(i)	5,000 Series R preferred shares with a $1 par value were issued on May 7, 2013.
(j)	Includes an impact to noncontrolling interests for deconsolidation of limited partnership or non-managing member interests related to tax credit investments in the amount of $675 million during the second quarter of 2013.
(k)	Amount represents the cumulative impact of our January 1, 2014 irrevocable election to prospectively measure all classes of commercial MSRs at fair value. See Note 1 Accounting Policies and Note 8 Goodwill and Other Intangible Assets for more information on this election.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K 109

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2014	2013	2012
Operating Activities
Net income (a)	$4,207	$4,212	$2,994
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	273	643	987
Depreciation and amortization	988	1,146	1,159
Deferred income taxes (a)	255	1,196	563
Net gains on sales of securities	(4)	(99)	(204)
Net other-than-temporary impairments	11	16	111
Charge for goodwill impairment			45
Changes in fair value of mortgage servicing rights	514	(261)	284
Gain on sales of Visa Class B common shares	(209)	(168)	(267)
Noncash charges on trust preferred securities redemptions		57	295
Undistributed earnings of BlackRock	(441)	(373)	(302)
Excess tax benefits from share-based payment arrangements	(28)	(23)	(18)
Net change in
Trading securities and other short-term investments	757	(455)	1,350
Loans held for sale	(405)	(94)	(1,125)
Other assets	(8)	3,954	1,928
Accrued expenses and other liabilities (a)	169	(3,990)	(690)
Other (a)	(522)	(206)	(301)
Net cash provided (used) by operating activities	5,557	5,555	6,809
Investing Activities
Sales
Securities available for sale	4,432	7,974	9,358
Loans	2,870	2,559	1,611
Repayments/maturities
Securities available for sale	6,915	9,668	9,195
Securities held to maturity	1,987	2,483	3,174
Purchases
Securities available for sale	(7,989)	(18,419)	(17,164)
Securities held to maturity	(500)	(1,883)	(1,479)
Loans	(750)	(1,975)	(1,796)
Net change in
Federal funds sold and resale agreements	131	(530)	732
Interest-earning deposits with banks	(19,643)	(8,151)	(2,526)
Loans	(12,147)	(10,790)	(14,333)
Net cash (paid for) received from acquisition and divestiture activity	(62)		(4,130)
Other (b)	(137)	129	97
Net cash provided (used) by investing activities	(24,893)	(18,935)	(17,261)

(continued on following page)

110 The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

	Year ended December 31
In millions	2014	2013	2012
Financing Activities
Net change in
Noninterest-bearing deposits	$3,182	$341	$7,149
Interest-bearing deposits	8,130	7,463	902
Federal funds purchased and repurchase agreements	(778)	965	(2)
Federal Home Loan Bank borrowings			(1,000)
Commercial paper	(112)	(5,607)	4,762
Other borrowed funds	221	221	(279)
Sales/issuances
Federal Home Loan Bank borrowings	15,685	16,435	13,000
Bank notes and senior debt	6,184	3,938	2,093
Subordinated debt	745	1,986	995
Commercial paper	8,797	12,595	16,480
Other borrowed funds	505	695	1,011
Preferred stock		496	2,449
Common and treasury stock	252	244	158
Repayments/maturities
Federal Home Loan Bank borrowings	(8,592)	(12,960)	(10,500)
Bank notes and senior debt	(3,089)	(1,420)	(4,037)
Subordinated debt	57	(731)	(1,769)
Commercial paper	(8,687)	(10,444)	(17,060)
Other borrowed funds	(467)	(340)	(1,090)
Preferred stock		(150)
Excess tax benefits from share-based payment arrangements	28	23	18
Redemption of noncontrolling interests		(375)	(500)
Acquisition of treasury stock	(1,176)	(24)	(216)
Preferred stock cash dividends paid	(232)	(237)	(177)
Common stock cash dividends paid	(1,000)	(911)	(820)
Net cash provided (used) by financing activities	19,653	12,203	11,567
Net Increase (Decrease) In Cash And Due From Banks	317	(1,177)	1,115
Cash and due from banks at beginning of period	4,043	5,220	4,105
Cash and due from banks at end of period	$4,360	$4,043	$5,220
Supplemental Disclosures
Interest paid	$863	$891	$1,208
Income taxes paid	1,102	234	39
Income taxes refunded	12	3	16
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	724	(119)	665
Transfer from loans to foreclosed assets	604	703	1,042
Exchange of junior subordinated debentures for senior notes			500
(a)	Amounts for 2013 and 2012 have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Includes the impact of the consolidation of a variable interest entity as of March 31, 2013.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K 111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

PNC is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

PNC has businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of its products and services nationally, as well as other products and services in PNC’s primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Virginia, Alabama, Missouri, Georgia, Wisconsin and South Carolina. PNC also provides certain products and services internationally.

NOTE 1 ACCOUNTING POLICIES

Basis Of Financial Statement Presentation

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly-owned, and certain partnership interests and variable interest entities.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2014 presentation, which did not have a material impact on our consolidated financial condition or results of operations. Additionally, we evaluate the materiality of identified errors in the financial statements using both an income statement and a balance sheet approach, based on relevant quantitative and qualitative factors. The consolidated financial statements include certain adjustments to correct immaterial errors related to previously reported periods. The current year financial statements reflect a second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income. The impact of this reclassification to prior periods was not significant, and as such, prior periods were not adjusted. In addition, as disclosed in certain Notes to the Consolidated Financial Statements, we made adjustments to previously reported periods for immaterial errors. Prior period financial statements also reflect the retrospective application of Accounting Standards Update (ASU) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.

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

We also hold shares of Series C Preferred Stock of BlackRock pursuant to our obligation to partially fund a portion of certain BlackRock long-term incentive plan (LTIP) programs. Since these preferred shares are not deemed to be in-substance common stock, we have elected to account for these preferred shares at fair value and the changes in fair value will offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. Our investment in the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in Other assets. Our obligation to transfer these shares to BlackRock is classified as a derivative not designated as a hedging instrument under GAAP as disclosed in Note 15 Financial Derivatives.

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

112 The PNC Financial Services Group, Inc. – Form 10-K

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

VIEs are assessed for consolidation under ASC 810 – Consolidation when we hold a variable interest in these entities. We consolidate a VIE if we are its primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Upon consolidation of a VIE, we recognize all of the VIE’s assets, liabilities and noncontrolling interests on our Consolidated Balance Sheet. On a quarterly basis, we determine whether any changes occurred requiring a reassessment of whether PNC is the primary beneficiary of an entity.

In applying this guidance, we consolidate a credit card securitization trust, a non-agency securitization trust, and certain tax credit investments and other arrangements. See Note 2 Loan Sale and Servicing Activities and Variable Interest Entities for information about VIEs that we consolidate as well as those that we do not consolidate but in which we hold a significant variable interest.

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

The Consolidated Income Statement caption Asset management includes asset management fees, which are generally based on a percentage of the fair value of the assets under management. Additionally, Asset management noninterest income includes our share of the earnings of BlackRock recognized under the equity method of accounting.

Service charges on deposit accounts are recognized when earned. Brokerage fees and gains and losses on the sale of securities and certain derivatives are recognized on a trade-date basis.

We record private equity income or loss based on changes in the valuation of the underlying investments or when we dispose of our interest.

We recognize gain/(loss) on changes in the fair value of certain financial instruments where we have elected the fair value option. These financial instruments include certain commercial and residential mortgage loans originated for sale, certain residential mortgage portfolio loans, resale agreements and our investment in BlackRock Series C preferred stock. We also recognize gain/(loss) on changes in the fair value of residential mortgage servicing rights (MSRs) and commercial mortgage servicing rights.

We recognize revenue from servicing residential mortgages, commercial mortgages and other consumer loans as earned based on the specific contractual terms. These revenues, as well as changes in fair value and impairment on servicing rights prior to 2014, are reported on the Consolidated Income Statement in the line items Residential mortgage, Corporate services and Consumer services. We recognize revenue from securities, derivatives and foreign exchange customer-related trading, as well as securities underwriting activities, as these transactions occur or as services are provided. We generally recognize gains from the sale of loans upon receipt of cash. Mortgage revenue recognized is reported net of mortgage repurchase reserves.

When appropriate, revenue is reported net of associated expenses in accordance with GAAP.

Cash And Cash Equivalents

Cash and due from banks are considered “cash and cash equivalents” for financial reporting purposes.

The PNC Financial Services Group, Inc. – Form 10-K 113

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

We include all interest on debt securities, including amortization of premiums and accretion of discounts on investment securities, in net interest income using the constant effective yield method. Effective yields reflect either the effective interest rate implicit in the security at the date of acquisition or the effective interest rate determined based on improved cash flows subsequent to impairment. We compute gains and losses realized on the sale of available for sale debt securities on a specific security basis. These securities gains/(losses) are included in the caption Net gains on sales of securities on the Consolidated Income Statement.

In certain situations, management may elect to transfer certain debt securities from the securities available for sale to the held to maturity classification. In such cases, the securities are reclassified at fair value at the time of transfer. Any unrealized gain or loss included in Accumulated other comprehensive income (loss) at the time of transfer is retained therein and amortized over the remaining life of the security as a yield adjustment, such that only the remaining initial discount/premium from the purchase date is recognized in income.

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

114 The PNC Financial Services Group, Inc. – Form 10-K

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

Private Equity Investments

We report private equity investments, which include direct investments in companies, affiliated partnership interests and indirect investments in private equity funds, at estimated fair value. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. Fair values of publicly traded direct investments are determined using quoted market prices and are subject to various discount factors for lack of marketability, when appropriate. The valuation procedures applied to direct investments in private companies include techniques such as multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. We value affiliated partnership interests based on the underlying investments of the partnership using procedures consistent with those applied to direct investments. We value indirect investments in private equity funds based on net asset value as provided in the financial statements that we receive from their managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided values are made when available recent portfolio company information or market information indicates significant changes in value from that provided by the manager of the fund. We include all private equity investments on the Consolidated Balance Sheet in the caption Equity investments. Changes in the fair value of private equity investments are recognized in Noninterest income.

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

Except as described below, loans held for investment are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Interest on performing loans (excluding interest on purchased impaired loans, which is further discussed below) is accrued based on the principal amount outstanding and recorded in Interest income as earned using the constant effective yield method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into Net interest income, over periods not exceeding the contractual life of the loan.

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

The excess of cash flows expected to be collected on a purchased impaired loan (or pool of loans) over its carrying value represents the accretable yield which is recognized into

The PNC Financial Services Group, Inc. – Form 10-K 115

interest income over the remaining life of the loan (or pool of loans) using the constant effective yield method. The accretable yield is calculated based upon the difference between the undiscounted expected future cash flows of the loans and the recorded investment in the loans. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the ALLL. Subsequent increases in expected cash flows are recognized as a provision recapture of previously recorded ALLL or prospectively through an adjustment of the loan’s or pool’s yield over its remaining life.

Leases

We provide financing for various types of equipment, including aircraft, energy and power systems, and vehicles through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Leveraged leases, a form of financing lease, are carried net of nonrecourse debt. We recognize income over the term of the lease using the constant effective yield method. Lease residual values are reviewed for impairment at least annually. Gains or losses on the sale of leased assets are included in Other noninterest income while valuation adjustments on lease residuals are included in Other noninterest expense.

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

ASC 860 – Transfers and Servicing requires a true sale legal analysis to address several relevant factors, such as the nature and level of recourse to the transferor, and the amount and nature of retained interests in the loans sold to support whether the transferred loans would be legally isolated from the transferor’s assets in the case of bankruptcy. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control and the rights of the transferee over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.

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

With the exception of loan sales to certain U.S. government-chartered entities, our loan sales and securitizations are generally structured without recourse to us except for representations and warranties and with no restrictions on the retained interests. We originate, sell and service commercial mortgage loans under the Federal National Mortgage Association (FNMA) Delegated Underwriting and Servicing (DUS) program. Under the provisions of the DUS program, we participate in a loss-sharing arrangement with FNMA. We participated in a similar program with the Federal Home Loan Mortgage Corporation (FHLMC). When we are obligated for loss-sharing or recourse, our policy is to record such liabilities initially at fair value and subsequently reserve for estimated losses in accordance with guidance contained in applicable GAAP. Refer to Note 22 Commitments and Guarantees for more information about our obligations related to sales of loans under these programs.

Loans Held For Sale

We designate loans as held for sale when we have the intent to sell them. We transfer loans to the Loans held for sale category at the lower of cost or estimated fair value less cost to sell. At the time of transfer, write-downs on the loans are recorded as charge-offs. We establish a new cost basis upon transfer. Any subsequent lower-of-cost-or-market adjustment is determined on an individual loan basis and is recognized as a valuation allowance with any charges included in Other noninterest income. Sale proceeds that are in excess of the new cost basis upon transfer and are received within 90 days of classifying the loan as held for sale are recorded as a recovery to the ALLL up to the amount previously charged off. Any remaining proceeds that exist after recovery are recorded as a gain on sale included in Other noninterest income. Sale proceeds that are less than the new cost basis upon transfer and are received within 90 days of classifying the loan as held for sale are recorded as a charge off to the ALLL. Any proceeds received after 90 days of classifying the loan as held for sale are recorded as a gain or loss on sale and included in Other noninterest income.

We have elected to account for certain commercial and residential mortgage loans held for sale at fair value. The

116 The PNC Financial Services Group, Inc. – Form 10-K

changes in the fair value of the commercial mortgage loans are measured and recorded in Other noninterest income while the residential mortgage loans are measured and recorded in Residential mortgage noninterest income each period. See Note 7 Fair Value for additional information.

Interest income with respect to loans held for sale is accrued based on the principal amount outstanding and the loan’s contractual interest rate.

In certain circumstances, loans designated as held for sale may be transferred to held for investment based on a change in strategy. We transfer these loans at the lower of cost or estimated fair value; however, any loans held for sale and designated at fair value remain at fair value for the life of the loan.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans and leases, other real estate owned (OREO) and foreclosed assets. Nonperforming loans and leases include nonperforming troubled debt restructurings (TDRs).

Nonperforming loans are those loans accounted for at amortized cost that have deteriorated in credit quality to the extent that full collection of contractual principal and interest is not probable. These loans are also classified as nonaccrual. For these loans, the current year accrued and uncollected interest is reversed through Net interest income and prior year accrued and uncollected interest is charged-off. Additionally, these loans may be charged-off to reduce the basis to the fair value of collateral less costs to sell.

Loans acquired and accounted for under ASC 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality are reported as performing and accruing loans due to the accretion of interest income.

Loans accounted for under the fair value option and loans accounted for as held for sale that would otherwise be classified as nonperforming, based on the nonaccrual policies discussed below, are reported as performing loans as these loans are accounted for at fair value and the lower of carrying value or the fair value less costs to sell, respectively. However, based upon these nonaccrual policies, interest income is not accrued on those loans. Additionally, based upon the nonaccrual policies discussed below, certain government insured loans accounted for at amortized cost for which we do not expect to collect substantially all principal and interest are reported as nonperforming and do not accrue interest. Alternatively, certain government insured loans accounted for at amortized cost for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest.

Commercial Loans

We generally classify Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) loans as nonperforming and place them on nonaccrual status when we determine that the full collection of interest or principal is not probable, including when delinquency of interest or principal payments has existed for 90 days or more and the loans are not well-secured and/or in the process of collection. A loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or personal property, including marketable securities, has a realizable value sufficient to discharge the debt in full, including accrued interest. Such factors that would lead to nonperforming status would include, but are not limited to, the following:

•	Deterioration in the financial position of the borrower resulting in the loan moving from accrual to cash basis accounting;
•	The collection of principal or interest is 90 days or more past due unless the asset is well-secured and/or in the process of collection;
•	Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, according to the terms of the credit arrangement, regardless of whether 90 days have passed or not;
•	The borrower has filed or will likely file for bankruptcy;
•	The bank advances additional funds to cover principal or interest;
•	We are in the process of liquidating a commercial borrower; or
•	We are pursuing remedies under a guarantee.

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

Additionally, in general, for smaller dollar commercial loans of $1 million or less, a partial or full charge-off occurs at 120 days past due for term loans and 180 days past due for revolvers.

Certain small business credit card balances are placed on nonaccrual status when they become 90 days or more past due. Such loans are charged-off at 180 days past due.

Consumer Loans

A consumer loan is considered well-secured when the collateral in the form of liens on (or pledges of) real or

The PNC Financial Services Group, Inc. – Form 10-K 117

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

•	The loan has been modified and classified as a TDR, as further discussed below;
•	Notification of bankruptcy has been received and the loan is 30 days or more past due;
•	The bank holds a subordinate lien position in the loan and the first lien loan is seriously stressed (i.e., 90 days or more past due);
•	Other loans within the same borrower relationship have been placed on nonaccrual or charge-offs have been taken on them;
•	The bank has repossessed non-real estate collateral securing the loan; or
•	The bank has charged-off the loan to the value of the collateral.

Most consumer loans and lines of credit, not secured by residential real estate, are charged off after 120 to 180 days past due. Generally, they are not placed on nonaccrual status as permitted by regulatory guidance.

Home equity installment loans, home equity lines of credit, and residential real estate loans that are not well-secured and in the process of collection are charged-off at no later than 180 days past due to reduce the basis to the fair value of collateral less costs to sell. In addition to this policy, the bank also recognizes a charge-off on a secured consumer loan when:

•	The bank holds a subordinate lien position in the loan and a foreclosure notice has been received on the first lien loan;
•

The bank holds a subordinate lien position in the loan which is 30 days or more past due with a combined loan to value ratio of greater than or equal to 110% and the first lien loan is seriously stressed (i.e., 90 days or more past due);

•	The loan is modified or otherwise restructured in a manner that results in the loan becoming collateral dependent;
•	Notification of bankruptcy has been received within the last 60 days and the loan is 60 days or more past due;
•	The borrower has been discharged from personal liability through Chapter 7 bankruptcy and has not formally reaffirmed his or her loan obligation to PNC; or
•	The collateral securing the loan has been repossessed and the value of the collateral is less than the recorded investment of the loan outstanding.

Loans where a borrower has been discharged from personal liability in bankruptcy and has not formally reaffirmed its loan obligation to PNC are classified as nonperforming TDRs.

These loans are charged off to reduce the basis to the fair value of collateral less costs to sell, and any associated allowance at the time of charge-off is reduced to zero. The charge-off activity results in a reduction in the allowance, an increase in provision for credit losses, if the related loan charge-off exceeds the associated allowance, as well as a difference in the pre-TDR recorded investment to the post-TDR recorded investment reflected in Table 68. Collateral values are updated annually. Subsequent declines in collateral values are charged-off and incremental provision for credit loss is incurred. PNC does not return these TDRs or loans to borrowers not currently obligated to make principal and interest payments under the restructured terms to performing status.

Accounting for Nonperforming Assets and Other Nonaccrual Loans

If payment is received on a nonaccrual loan, generally the payment is first applied to the recorded investment; payments are then applied to recover any charged-off amounts related to the loan. Finally, if both recorded investment and any charge-offs have been recovered, then the payment will be recorded as fee and interest income.

Nonaccrual loans are generally not returned to accrual status until the borrower has performed in accordance with the contractual terms and other performance indicators for at least six months, the period of time which was determined to demonstrate the expected collection of the loan’s remaining contractual principal and interest. When a nonperforming loan is returned to accrual status, it is then considered a performing loan.

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs may include restructuring certain terms of loans, receipts of assets from debtors in partial satisfaction of loans, or a combination thereof. For TDRs, payments are applied based upon their contractual terms unless the related loan is deemed non-performing. TDRs are generally included in nonperforming loans until returned to performing status through the fulfilling of restructured terms and other performance indicators for a reasonable period of time demonstrating that the bank expects to collect all of the loan’s remaining contractual principal and interest. TDRs resulting from 1) borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and 2) borrowers that are not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

See Note 3 Asset Quality and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional TDR information.

118 The PNC Financial Services Group, Inc. – Form 10-K

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

See Note 3 Asset Quality and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional data and application of the policies disclosed herein.

Allowance for Loan and Lease Losses

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolios as of the balance sheet date. Our determination of the allowance is based on periodic evaluations of these loan and lease portfolios and other relevant factors. This critical estimate includes significant use of PNC’s own historical data and complex methods to interpret this data. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change, and include, among others:

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

The PNC Financial Services Group, Inc. – Form 10-K 119

Consumer Lending Quantitative Component

Quantitative estimates within the consumer lending portfolio segment are calculated primarily using a roll-rate model based on statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off over our loss emergence period.

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

See Note 3 Asset Quality, Note 4 Purchased Loans, and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional loan data and application of the policies disclosed herein.

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

See Note 3 Asset Quality and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional loan data and application of the policies disclosed herein.

Mortgage And Other Servicing Rights

We provide servicing under various loan servicing contracts for commercial, residential and other consumer loans. These contracts are either purchased in the open market or retained as part of a loan securitization or loan sale. All newly acquired or originated servicing rights are initially measured at fair value. Fair value is based on the present value of the expected future net cash flows, including assumptions as to:

•	Deposit balances and interest rates for escrow and commercial reserve earnings,
•	Discount rates,

120 The PNC Financial Services Group, Inc. – Form 10-K

•	Stated note rates,
•	Estimated prepayment speeds, and
•	Estimated servicing costs.

As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the commercial MSRs. The impact was not material. As a result of that election, changes in the fair value of commercial MSRs are recognized as gains/(losses).

Prior to January 1, 2014, we elected to utilize the amortization method for subsequent measurement of our commercial mortgage loan servicing rights. This election was made based on the unique characteristics of the commercial mortgage loans underlying these servicing rights. Specific risk characteristics of commercial mortgages include loan type, currency or exchange rate, interest rates, expected cash flows and changes in the cost of servicing. We record these servicing assets as Other intangible assets and amortized them over their estimated lives based on estimated net servicing income. On a quarterly basis, we tested the assets for impairment by categorizing the pools of assets underlying the servicing rights into various strata. If the estimated fair value of the assets was less than the carrying value, an impairment loss was recognized and a valuation reserve was established.

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

Other Comprehensive Income

Other comprehensive income consists, on an after-tax basis, primarily of unrealized gains or losses, excluding OTTI attributable to credit deterioration, on investment securities classified as available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and changes in pension and other postretirement benefit plan liability adjustments. Details of each component are included in Note 18 Other Comprehensive Income.

Treasury Stock

We record common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

The PNC Financial Services Group, Inc. – Form 10-K 121

Derivative Instruments And Hedging Activities

We use a variety of financial derivatives as part of our overall asset and liability risk management process to help manage exposure to interest rate, market and credit risk inherent in our business activities. Interest rate and total return swaps, swaptions, interest rate caps and floors, options, forwards, and futures contracts are the primary instruments we use for interest rate risk management.

Financial derivatives involve, to varying degrees, interest rate, market and credit risk. We manage these risks as part of our asset and liability management process and through credit policies and procedures.

We recognize all derivative instruments at fair value as either Other assets or Other liabilities on the Consolidated Balance Sheet and the related cash flows in the Operating Activities section of the Consolidated Statement Of Cash Flows. Adjustments for counterparty credit risk are included in the determination of fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a cash flow or net investment hedging relationship. For all other derivatives, changes in fair value are recognized in earnings.

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

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the effective portions of the gain or loss on derivatives are reported as a component of Accumulated other comprehensive income (loss) and subsequently reclassified to income in the same period or periods during which the hedged transaction affects earnings. The change in fair value attributable to the ineffective portion of the hedging instrument is recognized immediately in Noninterest income.

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

When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in Accumulated other comprehensive income (loss) will be recognized immediately into earnings. When we discontinue hedge accounting because the hedging instrument is sold, terminated or no longer designated, the amount reported in Accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation continues to be reported in Other comprehensive income or loss until the forecasted transaction affects earnings. We did not terminate any cash flow hedges in 2014, 2013 or 2012 due to a determination that a forecasted transaction was no longer probable of occurring.

122 The PNC Financial Services Group, Inc. – Form 10-K

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

Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. See Note 16 Earnings Per Share for additional information.

Recently Adopted Accounting Standards

In January 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This ASU provided guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. If certain criteria are satisfied, investment amortization, net of tax credits, may be recognized in the income statement as a component of income taxes attributable to continuing operations under either the proportional amortization method or the practical expedient method to the proportional amortization method. This ASU was effective for annual periods beginning after December 15, 2014. Retrospective application was required and early adoption was permitted. We early adopted this guidance in the first quarter of 2014 for interim and annual reporting periods because we believe the presentation more accurately reflects the economics of tax credit investments. We elected to amortize our qualifying investments in low income housing tax credits under the practical expedient method to the proportional amortization method while continuing to account for our other tax credit investments under the equity method.

For prior periods, pursuant to ASU 2014-01, (a) amortization expense related to our qualifying investments in low income housing tax credits was reclassified from Other noninterest expense to Income taxes, and (b) additional amortization, net of the associated tax benefits was recognized in Income taxes as a result of our adoption of the practical expedient to the proportional amortization method. The cumulative effect to retained earnings as of January 1, 2012 of adopting this guidance was a reduction of $43 million as presented in the Consolidated Statement of Changes in Equity. The 2012 and 2013 periods within the Consolidated Income Statement have been updated to reflect the retrospective application.

During 2014, we recognized $181 million of amortization, $212 million of tax credits, and $66 million of other tax benefits associated with these investments within Income taxes. At December 31, 2014, the amount of investments in

The PNC Financial Services Group, Inc. – Form 10-K 123

low income housing tax credits that were accounted for under ASU 2014-01 was $1.8 billion. These investments are reflected in Equity investments on our Consolidated Balance Sheet.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarified existing guidance to require that an unrecognized tax benefit or a portion thereof be presented in the statement of financial position as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, similar tax loss, or a tax credit carryforward except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit should be presented in the statement of financial position as a liability. This ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted ASU 2013-11 in the first quarter of 2014 using prospective application to all unrecognized tax benefits that existed at the effective date. Adoption of this ASU did not have a material effect on our results of operations or financial position.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. This ASU modified the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU does not change current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. We prospectively adopted ASU 2013-08 in the first quarter of 2014. Adoption of the ASU did not have a material effect on our results of operations or financial position. See Note 7 Fair Value for the new required disclosures.

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

Our continuing involvement in the FNMA, FHLMC, and GNMA securitizations, Non-agency securitizations, and loan sale transactions generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

Depending on the transaction, we may act as the master, primary, and/or special servicer to the securitization SPEs or third-party investors. Servicing responsibilities typically consist of collecting and remitting monthly borrower principal and interest payments, maintaining escrow deposits, performing loss mitigation and foreclosure activities, and, in certain instances, funding of servicing advances. Servicing advances, which are reimbursable, are made for principal and interest and collateral protection and are recognized in Other assets at cost.

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where PNC retains the servicing, we recognize a servicing right at fair value. See Note 7 Fair Value and Note 8 Goodwill and Other Intangible Assets for further discussion of our servicing rights.

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. In other limited cases, the U.S. Department of Housing and Urban Development (HUD) has granted us the right to repurchase current loans when we intend to modify the borrower’s interest rate under established guidelines. When we have the unilateral ability to repurchase a loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan. At December 31, 2014 and December 31, 2013, these assets and liabilities both totaled $136 million and $128 million, respectively.

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

124 The PNC Financial Services Group, Inc. – Form 10-K

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

We recognize a liability for our loss exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties and also for loss sharing arrangements (recourse obligations) with the Agencies. Other than providing temporary liquidity under servicing advances and our loss exposure associated with our repurchase and recourse obligations, we have not provided nor are we required to provide any type of credit support, guarantees, or commitments to the securitization SPEs or third-party investors in these transactions. See Note 22 Commitments and Guarantees for further discussion of our repurchase and recourse obligations.

The following table provides certain financial information and cash flows associated with PNC’s loan sale and servicing activities:

Table 56: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – December 31, 2014
Servicing portfolio (c)	$108,010	$186,032	$3,833
Carrying value of servicing assets (d)	845	506
Servicing advances (e)	501	299	31
Repurchase and recourse obligations (f)	107	35	29
Carrying value of mortgage-backed securities held (g)	3,365	1,269
FINANCIAL INFORMATION – December 31, 2013
Servicing portfolio (c)	$113,994	$176,510	$4,321 (h)
Carrying value of servicing assets (d)	1,087	549
Servicing advances (e)	571	412	11
Repurchase and recourse obligations (f)	131	33	22
Carrying value of mortgage-backed securities held (g)	4,144	1,475

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Year ended December 31, 2014
Sales of loans (i)	$8,344	$3,469
Repurchases of previously transferred loans (j)	744		$14
Servicing fees (k)	346	132	19
Servicing advances recovered/(funded), net	70	113	(20)
Cash flows on mortgage-backed securities held (g)	934	308
CASH FLOWS – Year ended December 31, 2013
Sales of loans (i)	$14,650	$2,754
Repurchases of previously transferred loans (j)	1,191		$9
Servicing fees (k)	362	176	21
Servicing advances recovered/(funded), net	11	93	(6)
Cash flows on mortgage-backed securities held (g)	1,456	411
(a)	Represents financial information and cash flows associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 22 Commitments and Guarantees for further information.
(c)	For our continuing involvement with residential mortgages, this amount represents the outstanding balance of loans we service, including loans transferred by us and loans originated by others where we have purchased the associated servicing rights. For home equity loan/line of credit transfers, this amount represents the outstanding balance of loans transferred and serviced. For commercial mortgages, this amount represents our overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 7 Fair Value and Note 8 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.
(f)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 22 Commitments and Guarantees for further information.

(Continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 125

(g)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(h)	In prior periods, the unpaid principal balance reflected the outstanding balance at the time of charge-off. During the second quarter of 2014, we corrected the outstanding principal balance to reflect the unpaid principal balance as of the reporting date. Amounts reported in prior periods were decreased by approximately $581 million.
(i)	Gains/losses recognized on sales of loans were insignificant for the periods presented.
(j)	Includes government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.
(k)	Includes contractually specified servicing fees, late charges and ancillary fees.

The table below presents information about the principal balances of transferred loans that we service and are not recorded on our balance sheet.

Table 57: Principal Balance, Delinquent Loans, and Net Charge-offs Related to Serviced Loans

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
December 31, 2014
Total principal balance	$79,108	$60,873	$3,833
Delinquent loans (c)	2,657	707	1,303
December 31, 2013
Total principal balance	$85,758	$62,872	$4,321	(d)
Delinquent loans (c)	3,562	2,353	1,404	(d)

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
Year ended December 31, 2014
Net charge-offs (e)	$136	$1,288	$61
Year ended December 31, 2013
Net charge-offs (e)	$213	$916	$119
(a)	Represents information at the securitization level in which PNC has sold loans and is the servicer for the securitization.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged. See Note 22 Commitments and Guarantees for further information.
(c)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(d)	In prior periods, the unpaid principal balance reflected the outstanding balance at the time of charge-off. During the second quarter of 2014, we corrected the outstanding principal balance to reflect the unpaid principal balance as of the reporting date. Amounts reported in prior periods were decreased by approximately $581 million.
(e)	Net charge-offs for Residential mortgages and Home equity loans/lines represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for CMBS securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

Variable Interest Entities (VIEs)

We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of December 31, 2014 and December 31, 2013. We have not provided additional financial support to these entities which we are not contractually required to provide.

Table 58: Consolidated VIEs – Carrying Value (a) (b)

December 31, 2014 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$6	$6
Interest-earning deposits with banks		6	6
Loans	$1,606		1,606
Allowance for loan and lease losses	(50)		(50)
Equity investments		492	492
Other assets	31	452	483
Total assets	$1,587	$956	$2,543
Liabilities
Other borrowed funds	$166	$181	$347
Accrued expenses		70	70
Other liabilities		206	206
Total liabilities	$166	$457	$623

December 31, 2013 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$5	$5
Interest-earning deposits with banks		7	7
Loans	$1,736		1,736
Allowance for loan and lease losses	(58)		(58)
Equity investments		582	582
Other assets	25	566	591
Total assets	$1,703	$1,160	$2,863
Liabilities
Other borrowed funds	$184	$230	$414
Accrued expenses		83	83
Other liabilities		252	252
Total liabilities	$184	$565	$749
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.

126 The PNC Financial Services Group, Inc. – Form 10-K

Table 59: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
December 31, 2014
Commercial Mortgage-Backed Securitizations (b)	$53,436	$53,436	$1,550	$1,550	(d)	$1	(f)
Residential Mortgage-Backed Securitizations (b)	62,236	62,236	3,385	3,385	(d)	4	(f)
Tax Credit Investments and Other (c)	7,493	2,933	2,270	2,304	(e)	777	(g)
Total	$123,165	$118,605	$7,205	$7,239		$782

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
December 31, 2013
Commercial Mortgage-Backed Securitizations (b)	$65,757	$65,757	$1,747	$1,747	(d)
Residential Mortgage-Backed Securitizations (b)	37,962	37,962	4,171	4,171	(d)	$5	(f)
Tax Credit Investments and Other (c) (h)	7,086	2,622	2,030	2,055	(e)	826	(g)
Total	$110,805	$106,341	$7,948	$7,973		$831
(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable). Our total exposure related to our involvement in loan sale and servicing activities is disclosed in Table 56. Additionally, we also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 6 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information.
(c)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships and certain LLCs engaged in solar power generation to which PNC provides lease financing. The aggregate assets and aggregate liabilities of LLCs engaged in solar power generation may not be reflective of the size of these VIEs due to differences in classification of leases by these entities.
(d)	Included in Trading securities, Investment securities, Other intangible assets and Other assets on our Consolidated Balance Sheet.
(e)	Included in Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(f)	Included in Other liabilities on our Consolidated Balance Sheet.
(g)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(h)	PNC Risk of Loss and Carrying Value of Assets Owned by PNC have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

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

During the first quarter of 2012, the last series issued by the SPE, Series 2007-1, matured. At December 31, 2014, the SPE continued to exist and we consolidated the entity as we continued to be the primary beneficiary of the SPE through our holding of seller’s interest and our role as the primary servicer.

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

Typically, the general partner or managing member will be the party that has the right to make decisions that will most

The PNC Financial Services Group, Inc. – Form 10-K 127

significantly impact the economic performance of the entity. However, certain partnership or LLC agreements provide the limited partner or non-managing member the ability to remove the general partner or managing member without cause. This results in the limited partner or non-managing member being the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The primary sources of benefits for these investments are the tax credits and passive losses which reduce our tax liability. We have consolidated investments in which we have the power to direct the activities that most significantly impact the entity’s performance, and have an obligation to absorb expected losses or receive benefits that could be potentially significant. The assets are primarily included in Equity investments and Other assets on our Consolidated Balance Sheet with the liabilities classified in Other borrowed funds, Accrued expenses, and Other liabilities and the third-party investors’ interests included in the Equity section as Noncontrolling interests. Neither creditors nor equity investors in these investments have any recourse to our general credit. The consolidated assets and liabilities of these investments are provided in Table 58 and are reflected in the “Other” business segment.

For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus they are not consolidated. These investments are disclosed in Table 59. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment, partnership results, or amortization for qualifying low income housing tax credit investments when applicable. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2014, we had a liability of $441 million related to investments in qualified affordable housing projects which is reflected in Other liabilities on our Consolidated Balance Sheet.

Table 59 also includes our involvement in lease financing transactions with LLCs engaged in solar power generation that to a large extent provided returns in the form of tax credits. The outstanding financings and operating lease assets are reflected as Loans and Other assets, respectively, on our Consolidated Balance Sheet, whereas related liabilities are reported in Deposits and Other liabilities.

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

Details about the Agency and Non-agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in Table 59. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to PNC’s assets or general credit.

NOTE 3 ASSET QUALITY

Asset Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency rates may be a key indicator, among other considerations, of credit risk within the loan portfolios. The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies exclude loans held for sale, purchased impaired loans, nonperforming loans and loans accounted for under the fair value option which are on nonaccrual status, but include government insured or guaranteed loans and accruing loans accounted for under the fair value option.

The trends in nonperforming assets represent another key indicator of the potential for future credit losses. Nonperforming assets include nonperforming loans, OREO and foreclosed assets. Nonperforming loans are those loans

128 The PNC Financial Services Group, Inc. – Form 10-K

accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans as these loans are accounted for at fair value. However, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. Purchased impaired loans are excluded from nonperforming loans as we are currently accreting interest income over the expected life of the loans. See Note 4 Purchased Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The following tables display the delinquency status of our loans and our nonperforming assets at December 31, 2014 and December 31, 2013, respectively.

Table 60: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d) (e)
December 31, 2014
Commercial Lending
Commercial	$96,922	$73	$24	$37	$134	$290		$74	$97,420
Commercial real estate	22,667	23	2		25	334		236	23,262
Equipment lease financing	7,672	11	1		12	2			7,686
Total commercial lending	127,261	107	27	37	171	626		310	128,368
Consumer Lending
Home equity	31,474	70	32		102	1,112		1,989	34,677
Residential real estate (f)	9,900	163	68	742	973	706	$269	2,559	14,407
Credit card	4,528	28	20	33	81	3			4,612
Other consumer (g)	22,071	214	112	293	619	63			22,753
Total consumer lending	67,973	475	232	1,068	1,775	1,884	269	4,548	76,449
Total	$195,234	$582	$259	$1,105	$1,946	$2,510	$269	$4,858	$204,817
Percentage of total loans	95.32%	.28%	.13%	.54%	0.95%	1.23%	.13%	2.37%	100.00%
December 31, 2013
Commercial Lending
Commercial	$87,621	$81	$20	$42	$143	$457		$157	$88,378
Commercial real estate	20,090	54	11	2	67	518		516	21,191
Equipment lease financing	7,538	31	2		33	5			7,576
Total commercial lending	115,249	166	33	44	243	980		673	117,145
Consumer Lending
Home equity	32,877	86	34		120	1,139		2,311	36,447
Residential real estate (f)	9,311	217	87	1,060	1,364	904	$365	3,121	15,065
Credit card	4,339	29	19	34	82	4			4,425
Other consumer (g)	21,788	216	112	353	681	61		1	22,531
Total consumer lending	68,315	548	252	1,447	2,247	2,108	365	5,433	78,468
Total	$183,564	$714	$285	$1,491	$2,490	$3,088	$365	$6,106	$195,613
Percentage of total loans	93.83%	.37%	.15%	.76%	1.28%	1.58%	.19%	3.12%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.7 billion and $2.1 billion at December 31, 2014 and December 31, 2013, respectively.

(Continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 129

(e)	Future accretable yield related to purchased impaired loans is not included in the analysis of loan portfolio.
(f)	Past due loan amounts at December 31, 2014 include government insured or guaranteed Residential real estate mortgages totaling $68 million for 30 to 59 days past due, $43 million for 60 to 89 days past due and $719 million for 90 days or more past due. Past due loan amounts at December 31, 2013 include government insured or guaranteed Residential real estate mortgages totaling $105 million for 30 to 59 days past due, $57 million for 60 to 89 days past due and $1,025 million for 90 days or more past due.
(g)	Past due loan amounts at December 31, 2014 include government insured or guaranteed Other consumer loans totaling $152 million for 30 to 59 days past due, $93 million for 60 to 89 days past due and $277 million for 90 days or more past due. Past due loan amounts at December 31, 2013 include government insured or guaranteed Other consumer loans totaling $154 million for 30 to 59 days past due, $94 million for 60 to 89 days past due and $339 million for 90 days or more past due.

In the normal course of business, we originate or purchase loan products with contractual characteristics that, when concentrated, may increase our exposure as a holder of those loan products. Possible product features that may create a concentration of credit risk would include a high original or updated LTV ratio, terms that may expose the borrower to future increases in repayments above increases in market interest rates, and interest-only loans, among others. We also originate home equity and residential real estate loans that are concentrated in our primary geographic markets.

We originate interest-only loans to commercial borrowers. Such credit arrangements are usually designed to match borrower cash flow expectations (e.g., working capital lines, revolvers). These products are standard in the financial services industry and product features are considered during the underwriting process to mitigate the increased risk that the interest-only feature may result in borrowers not being able to make interest and principal payments when due. We do not believe that these product features create a concentration of credit risk.

At December 31, 2014, we pledged $19.2 billion of commercial loans to the Federal Reserve Bank (FRB) and $52.8 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2013 were $23.4 billion and $40.4 billion, respectively.

Table 61: Nonperforming Assets

Dollars in millions	December 31 2014	December 31 2013
Nonperforming loans
Commercial lending
Commercial	$290	$457
Commercial real estate	334	518
Equipment lease financing	2	5
Total commercial lending	626	980
Consumer lending (a)
Home equity	1,112	1,139
Residential real estate	706	904
Credit card	3	4
Other consumer	63	61
Total consumer lending	1,884	2,108
Total nonperforming loans (b)	2,510	3,088
OREO and foreclosed assets
Other real estate owned (OREO) (c)	351	360
Foreclosed and other assets	19	9
Total OREO and foreclosed assets	370	369
Total nonperforming assets	$2,880	$3,457
Nonperforming loans to total loans	1.23%	1.58%
Nonperforming assets to total loans, OREO and foreclosed assets	1.40	1.76
Nonperforming assets to total assets	.83	1.08
Interest on nonperforming loans
Computed on original terms	125	163
Recognized prior to nonperforming status	25	30
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	OREO excludes $194 million and $245 million at December 31, 2014 and December 31, 2013, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) or guaranteed by the Department of Housing and Urban Development (HUD).

130 The PNC Financial Services Group, Inc. – Form 10-K

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 3 for additional information. For the twelve months ended December 31, 2014, $1.2 billion of Consumer loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the twelve months ended December 31, 2013 was $2.3 billion.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.4 billion at December 31, 2014 and $1.5 billion at December 31, 2013. TDRs that are performing, including all credit card TDR loans, totaled $1.2 billion at December 31, 2014 and December 31, 2013, respectively, and are excluded from nonperforming loans. These performing TDR loans, excluding credit cards which are not placed on nonaccrual status as permitted by regulatory guidance, have demonstrated a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

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

Based upon the amount of the lending arrangement and our risk rating assessment, we follow a formal schedule of written periodic review. Quarterly, we conduct formal reviews of a market’s or business unit’s entire loan portfolio, focusing on those loans which we perceive to be of higher risk, based upon PDs and LGDs, or loans for which credit quality is weakening. If circumstances warrant, it is our practice to review any customer obligation and its level of credit risk more frequently. We attempt to proactively manage our loans by using various procedures that are customized to the risk of a given loan, including ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.

The PNC Financial Services Group, Inc. – Form 10-K 131

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

Equipment Lease Financing Loan Class

We manage credit risk associated with our equipment lease financing loan class similar to commercial loans by analyzing PD and LGD.

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

See Note 4 Purchased Loans for additional information.

Table 62: Commercial Lending Asset Quality Indicators (a)(b)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
December 31, 2014
Commercial	$92,884	$1,984	$2,424	$55	$97,347
Commercial real estate	22,066	285	639	35	23,025
Equipment lease financing	7,518	73	93	2	7,686
Purchased impaired loans		4	280	26	310
Total commercial lending	$122,468	$2,346	$3,436	$118	$128,368
December 31, 2013
Commercial	$83,903	$1,894	$2,352	$72	$88,221
Commercial real estate	19,175	301	1,113	86	20,675
Equipment lease financing	7,403	77	93	3	7,576
Purchased impaired loans	10	31	469	163	673
Total commercial lending	$110,491	$2,303	$4,027	$324	$117,145
(a)	Based upon PDs and LGDs. We apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in the above table.
(b)	Loans are included above based on the Regulatory Classification definitions of “Pass”, “Special Mention”, “Substandard” and “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.

132 The PNC Financial Services Group, Inc. – Form 10-K

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

Delinquency/Delinquency Rates: We monitor trending of delinquency/delinquency rates for home equity and residential real estate loans. See the Asset Quality section of this Note 3 for additional information.

Nonperforming Loans: We monitor trending of nonperforming loans for home equity and residential real estate loans. See the Asset Quality section of this Note 3 for additional information.

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

Consumer Purchased Impaired Loan Class

Estimates of the expected cash flows primarily determine the valuation of consumer purchased impaired loans. Consumer cash flow estimates are influenced by a number of credit related items, which include, but are not limited to: estimated real estate values, payment patterns, updated FICO scores, the current economic environment, updated LTV ratios and the date of origination. These key factors are monitored to help ensure that concentrations of risk are managed and cash flows are maximized.

See Note 4 Purchased Loans for additional information.

Table 63: Home Equity and Residential Real Estate Balances

In millions	December 31 2014	December 31 2013
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$43,348	$44,376
Home equity and residential real estate loans – purchased impaired loans (b)	4,541	5,548
Government insured or guaranteed residential real estate mortgages (a)	1,188	1,704
Purchase accounting adjustments – purchased impaired loans	7	(116)
Total home equity and residential real estate loans (a)	$49,084	$51,512
(a)	Represents recorded investment.
(b)	Represents outstanding balance.

The PNC Financial Services Group, Inc. – Form 10-K 133

Table 64: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate	Total
December 31, 2014 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$333	$1,399	$360	$2,092
Less than or equal to 660 (d) (e)	57	273	92	422
Missing FICO	1	9	8	18
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	839	2,190	772	3,801
Less than or equal to 660 (d) (e)	118	383	153	654
Missing FICO	1	5	12	18
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	891	1,703	755	3,349
Less than or equal to 660	103	271	118	492
Missing FICO	2	3	5	10
Less than 90% and updated FICO scores:
Greater than 660	13,878	7,874	7,703	29,455
Less than or equal to 660	1,319	995	573	2,887
Missing FICO	27	14	109	150
Total home equity and residential real estate loans	$17,569	$15,119	$10,660	$43,348

	Home Equity		Residential Real Estate	Total
December 31, 2013 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$438	$1,914	$563	$2,915
Less than or equal to 660 (d) (e)	74	399	185	658
Missing FICO	1	11	20	32
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	987	2,794	1,005	4,786
Less than or equal to 660 (d) (e)	150	501	210	861
Missing FICO	2	5	32	39
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	1,047	1,916	844	3,807
Less than or equal to 660	134	298	131	563
Missing FICO	2	3	22	27
Less than 90% and updated FICO scores:
Greater than 660	13,445	7,615	6,309	27,369
Less than or equal to 660	1,349	1,009	662	3,020
Missing FICO	25	17	256	298
Missing LTV and updated FICO scores:
Greater than 660			1	1
Total home equity and residential real estate loans	$17,654	$16,482	$10,240	$44,376
(a)	Excludes purchased impaired loans of approximately $4.5 billion and $5.4 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $1.2 billion and $1.7 billion, and loans held for sale at December 31, 2014 and December 31, 2013, respectively. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
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

134 The PNC Financial Services Group, Inc. – Form 10-K

Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states had the highest percentage of higher risk loans at December 31, 2014: New Jersey 14%, Pennsylvania 12%, Illinois 12%, Ohio 12%, Florida 8%, Maryland 6%, Michigan 5% and North Carolina 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 28% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2013: New Jersey 13%, Illinois 12%, Pennsylvania 12%, Ohio 11%, Florida 9%, Maryland 5%, Michigan 5%, and California 4%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 29% of the higher risk loans.

Table 65: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)	Total
December 31, 2014 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$8	$243	$276	$527
Less than or equal to 660	9	125	144	278
Missing FICO		8	6	14
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	15	426	272	713
Less than or equal to 660	12	194	200	406
Missing FICO		11	5	16
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	12	207	186	405
Less than or equal to 660	9	93	123	225
Missing FICO		5	3	8
Less than 90% and updated FICO scores:
Greater than 660	102	339	626	1,067
Less than or equal to 660	109	200	515	824
Missing FICO	1	12	15	28
Missing LTV and updated FICO scores:
Greater than 660	1		14	15
Less than or equal to 660	4		10	14
Missing FICO			1	1
Total home equity and residential real estate loans	$282	$1,863	$2,396	$4,541

The PNC Financial Services Group, Inc. – Form 10-K 135

	Home Equity (b) (c)		Residential Real Estate (b) (c)	Total
December 31, 2013 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$13	$435	$361	$809
Less than or equal to 660	15	215	296	526
Missing FICO		12	24	36
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	21	516	373	910
Less than or equal to 660	15	239	281	535
Missing FICO		14	14	28
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	15	202	197	414
Less than or equal to 660	12	101	163	276
Missing FICO		7	6	13
Less than 90% and updated FICO scores:
Greater than 660	93	261	646	1,000
Less than or equal to 660	126	198	590	914
Missing FICO	1	11	47	59
Missing LTV and updated FICO scores:
Greater than 660	1		11	12
Less than or equal to 660			13	13
Missing FICO			3	3
Total home equity and residential real estate loans	$312	$2,211	$3,025	$5,548
(a)	Amounts shown represent outstanding balance. See Note 4 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states had the highest percentage of purchased impaired loans at December 31, 2014: California 17%, Florida 15%, Illinois 11%, Ohio 8%, North Carolina 7%, and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 37% of the purchased impaired portfolio. The following states had the highest percentage of purchased impaired loans at December 31, 2013: California 17%, Florida 16%, Illinois 11%, Ohio 8%, North Carolina 8% and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 35% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

136 The PNC Financial Services Group, Inc. – Form 10-K

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

Table 66: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
December 31, 2014
FICO score greater than 719	$2,717	59%	$9,156	64%
650 to 719	1,288	28	3,459	24
620 to 649	203	4	528	4
Less than 620	239	5	619	4
No FICO score available or required (c)	165	4	557	4
Total loans using FICO credit metric	4,612	100%	14,319	100%
Consumer loans using other internal credit metrics (b)			8,434
Total loan balance	$4,612		$22,753
Weighted-average updated FICO score (d)		732		744
December 31, 2013 (e)
FICO score greater than 719	$2,546	58%	$8,596	63%
650 to 719	1,253	28	3,511	26
620 to 649	203	4	527	4
Less than 620	258	6	628	4
No FICO score available or required (c)	165	4	474	3
Total loans using FICO credit metric	4,425	100%	13,736	100%
Consumer loans using other internal credit metrics (b)			8,795
Total loan balance	$4,425		$22,531
Weighted-average updated FICO score (d)		730		741
(a)	At December 31, 2014, we had $35 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the December 31, 2014 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 17%, Pennsylvania 16%, Michigan 9%, New Jersey 7%, Illinois 7%, Indiana 6%, Florida 6% and North Carolina 4%. All other states had less than 4% individually and make up the remainder of the balance. At December 31, 2013, we had $35 million of credit card loans that are higher risk. The majority of the December 31, 2013 balance related to higher risk credit card loans is geographically distributed throughout the following areas: Ohio 18%, Pennsylvania 17%, Michigan 11%, Illinois 7%, New Jersey 7%, Indiana 6%, Florida 6% and Kentucky 4%. All other states had less than 4% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.
(e)	In the second quarter of 2014, we corrected our credit card FICO score determination process by further refining the data. This impacted FICO scores greater than 719, 650 to 719, 620 to 649, less than 620 and no FICO score available. This resulted in an adjustment to amounts previously reported in 2013 of $242 million from “No FICO score available or required” to the other line items. The majority of the adjustment to amounts previously reported in 2013 went to the “FICO score greater than 719” category.

The PNC Financial Services Group, Inc. – Form 10-K 137

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

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $.4 billion and $.5 billion at December 31, 2014 and December 31, 2013, respectively, for the total TDR portfolio.

Table 67: Summary of Troubled Debt Restructurings

In millions	December 31 2014	December 31 2013
Total consumer lending	$2,041	$2,161
Total commercial lending	542	578
Total TDRs	$2,583	$2,739
Nonperforming	$1,370	$1,511
Accruing (a)	1,083	1,062
Credit card	130	166
Total TDRs	$2,583	$2,739
(a)	Accruing TDR loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

Table 68 quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during 2014, 2013, and 2012, respectively. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category result in reductions to future interest income. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

In some cases, there have been multiple concessions granted on one loan. This is most common within the commercial loan portfolio. When there have been multiple concessions granted in the commercial loan portfolio, the principal forgiveness concession was prioritized for purposes of determining the inclusion in Table 68. For example, if there is principal forgiveness in conjunction with lower interest rate and postponement of amortization, the type of concession will be reported as Principal Forgiveness. Second in priority would be rate reduction. For example, if there is an interest rate reduction in conjunction with postponement of amortization, the type of concession will be reported as a Rate Reduction. In the event that multiple concessions are granted on a consumer loan, concessions resulting from discharge from personal liability through Chapter 7 bankruptcy without formal affirmation of the loan obligations to PNC would be prioritized and included in the Other type of concession in the table below. After that, consumer loan concessions would follow the previously discussed priority of concessions for the commercial loan portfolio.

138 The PNC Financial Services Group, Inc. – Form 10-K

Table 68: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the year ended December 31, 2014 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	131	$192	$10	$11	$137	$158
Commercial real estate	79	171	27	11	100	138
Total commercial lending (d)	210	363	37	22	237	296
Consumer lending
Home equity	2,950	193		51	132	183
Residential real estate	527	73		26	45	71
Credit card	7,720	60		57		57
Other consumer	1,092	18		1	13	14
Total consumer lending	12,289	344		135	190	325
Total TDRs	12,499	$707	$37	$157	$427	$621

During the year ended December 31, 2013 Dollars in millions
Commercial lending
Commercial	168	$216	$10	$21	$132	$163
Commercial real estate	116	284	28	51	144	223
Equipment lease financing	1	3
Total commercial lending	285	503	38	72	276	386
Consumer lending
Home equity	4,132	289		139	126	265
Residential real estate	911	127		39	86	125
Credit card	8,397	64		61		61
Other consumer	1,379	22		1	19	20
Total consumer lending	14,819	502		240	231	471
Total TDRs	15,104	$1,005	$38	$312	$507	$857

During the year ended December 31, 2012 Dollars in millions
Commercial lending
Commercial (e)	220	$335	$19	$58	$206	$283
Commercial real estate (e)	68	244	19	77	121	217
Equipment lease financing (e)	1	1			1	1
Total commercial lending	289	580	38	135	328	501
Consumer lending
Home equity	4,813	313		200	110	310
Residential real estate	754	147		60	83	143
Credit card	13,306	93		90		90
Other consumer	835	20		2	19	21
Total consumer lending	19,708	573		352	212	564
Total TDRs	19,997	$1,153	$38	$487	$540	$1,065
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
(d)	During the twelve months ended December 31, 2014, there were no loans classified as TDRs in the Equipment lease financing loan class.
(e)	Certain amounts within the Commercial lending portfolio for 2012 were reclassified to conform to the presentation in 2013.

The PNC Financial Services Group, Inc. – Form 10-K 139

TDRs may result in charge-offs and interest income not being recognized. The amount of principal balance charged off at or around the time of modification for the twelve months ended December 31, 2014 was not material. A financial effect of rate reduction TDRs is that interest income is not recognized for the difference between the original contractual interest rate terms and the restructured terms. Interest income not recognized that otherwise would have been earned in the twelve months ended December 31, 2014 and 2013, related to all commercial TDRs and consumer TDRs, was not material.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In Table 69, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that both (i) were classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2014, 2013, and 2012, respectively, and (ii) subsequently defaulted during 2014, 2013, and 2012, respectively.

Table 69: TDRs that were Modified in the Past Twelve Months which have Subsequently Defaulted

During the year ended December 31, 2014 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	38	$26
Commercial real estate	43	80
Total commercial lending (a)	81	106
Consumer lending
Home equity	400	21
Residential real estate	155	24
Credit card	3,397	27
Other consumer	132	1
Total consumer lending	4,084	73
Total TDRs	4,165	$179

During the year ended December 31, 2013 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	67	$47
Commercial real estate	38	59
Total commercial lending (a)	105	106
Consumer lending (b)
Home equity	592	39
Residential real estate	255	35
Credit card	4,598	34
Other consumer	249	4
Total consumer lending	5,694	112
Total TDRs	5,799	$218

During the year ended December 31, 2012 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial (c)	112	$67
Commercial real estate (c)	42	69
Equipment lease financing	1	1
Total commercial lending	155	137
Consumer lending
Home equity	542	50
Residential real estate	482	70
Credit card	4,551	32
Other consumer	118	4
Total consumer lending	5,693	156
Total TDRs	5,848	$293
(a)	During 2014 and 2013, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.
(b)	In the second quarter of 2014, we corrected our Consumer lending subsequent default (excluding credit card) determination process by further refining the data. For the twelve months ended December 31, 2013, this correction removed 1,426 contracts for approximately $130 million from Total consumer lending (excluding credit card).
(c)	Certain amounts within the 2012 Commercial lending portfolio were reclassified during the fourth quarter of 2013.

The impact to the ALLL for commercial lending TDRs is the effect of moving to the specific reserve methodology from the quantitative reserve methodology, described below, for those loans that were not already classified as nonaccrual. There is an impact to the ALLL as a result of the concession made, which generally results in a reduction of expected future cash flows. The decline in expected future cash flows, consideration of collateral value, and/or the application of a present value discount rate, when compared to the recorded investment, results in either an increased ALLL or a charge-off. As TDRs are individually evaluated under the specific reserve methodology, which builds in expectations of future performance, generally subsequent defaults do not significantly impact the ALLL.

For consumer lending TDRs, except TDRs resulting from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC as discussed in Note 1 Accounting Policies under the Allowance for Loans and Lease Losses section, the ALLL is calculated using a discounted cash flow model, which leverages subsequent default, prepayment, and severity rate assumptions based upon historically observed data. Similar to the commercial lending specific reserve methodology, the reduced expected cash flows resulting from the concessions granted impact the consumer lending ALLL. The decline in expected cash flows due to the application of a present value discount rate or the consideration of collateral value, when compared to the recorded investment, results in either an increased ALLL or a charge-off. Loans where a borrower has been discharged from personal liability in bankruptcy and has not formally

140 The PNC Financial Services Group, Inc. – Form 10-K

reaffirmed its loan obligation to PNC are charged off to collateral value less costs to sell, and any associated allowance at the time of charge-off is reduced to zero.

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. See Note 4 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $2 million and $5 million at December 31, 2014 and December 31, 2013, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the years ended December 31, 2014 and December 31, 2013. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans and loans to consumers discharged from bankruptcy and not formally reaffirmed do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 70: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)		Average Recorded Investment (c)
December 31, 2014
Impaired loans with an associated allowance
Commercial	$432	$318		$74	$360
Commercial real estate	418	262		65	283
Home equity	1,021	984		215	986
Residential real estate	397	420		75	422
Credit card	130	130		32	147
Other consumer	64	47		2	51
Total impaired loans with an associated allowance	$2,462	$2,161		$463	$2,249
Impaired loans without an associated allowance
Commercial	$106	$84	$		$133
Commercial real estate	249	187			276
Home equity	403	145			134
Residential real estate	344	315			365
Total impaired loans without an associated allowance	$1,102	$731	$		$908
Total impaired loans	$3,564	$2,892		$463	$3,157
December 31, 2013
Impaired loans with an associated allowance
Commercial	$549	$400		$90	$442
Commercial real estate	517	349		89	478
Home equity	999	992		334	900
Residential real estate	573	436		74	645
Credit card	166	166		36	189
Other consumer	71	57		2	68
Total impaired loans with an associated allowance	$2,875	$2,400		$625	$2,722
Impaired loans without an associated allowance
Commercial	$309	$163	$		$161
Commercial real estate	421	315			354
Home equity	366	124			166
Residential real estate	415	386			267
Total impaired loans without an associated allowance	$1,511	$988	$		$948
Total impaired loans	$4,386	$3,388		$625	$3,670
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Associated allowance amounts include $.4 billion and $.5 billion for TDRs at December 31, 2014 and December 31, 2013, respectively.
(c)	Average recorded investment is for the years ended December 31, 2014 and December 31, 2013, respectively.

The PNC Financial Services Group, Inc. – Form 10-K 141

NOTE 4 PURCHASED LOANS

Purchased Impaired Loans

Purchased impaired loan accounting addresses differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans if those differences are attributable, at least in part, to credit quality. Several factors were considered when evaluating whether a loan was considered a purchased impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated LTV. GAAP allows purchasers to account for loans individually or to aggregate purchased impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Purchased impaired homogeneous consumer, residential real estate and smaller balance commercial loans with common risk characteristics are aggregated into pools where appropriate, whereas commercial loans with a total commitment greater than a defined threshold are accounted for individually. For pooled loans, proceeds of individual loans are not applied individually to each loan within a pool, but to the pool’s recorded investment since it is accounted for as a single asset. Upon final disposition of a loan within a pool (e.g., payoff, short-sale, foreclosure, etc.), the loan’s carrying value is removed from the pool and any gain or loss associated with the transaction is retained in the pool’s recorded investment. For example, upon final disposition of a loan by short-sale, the proceeds of the short-sale may be less (or more) than the loan’s recorded investment. This shortfall or loss (excess or gain) is not accounted for as an individual loan sale in our income statement and is instead retained as part of the pool’s recorded investment consistent with our accounting for the pool as a single asset. This treatment is designed to maintain a constant effective yield for recognition of interest income. Accordingly, a pool’s recorded investment includes the net accumulation of realized losses or gains attributable to these final dispositions. As there are no future expected cash flows related to these dispositions, their net carrying value is $0. The recorded investment, including these realized losses and gains, is evaluated for collectability based upon the net present value of the pool’s remaining expected cash flows when establishing our allowance for loan losses. See below and Note 1 Accounting Policies and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

The following table provides balances of purchased impaired loans at December 31, 2014 and December 31, 2013:

Table 71: Purchased Impaired Loans – Balances

	December 31, 2014			December 31, 2013
In millions	Outstanding Balance (a)	Recorded Investment	Carrying Value	Outstanding Balance (a)	Recorded Investment	Carrying Value
Commercial lending
Commercial	$159	$74	$57	$282	$157	$131
Commercial real estate	307	236	174	655	516	409
Total commercial lending	466	310	231	937	673	540
Consumer lending
Consumer	2,145	1,989	1,661	2,523	2,312	1,971
Residential real estate	2,396	2,559	2,094	3,025	3,121	2,591
Total consumer lending	4,541	4,548	3,755	5,548	5,433	4,562
Total	$5,007	$4,858	$3,986	$6,485	$6,106	$5,102
(a)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting.

The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and is not recognized in income. Subsequent changes in the expected cash flows of individual or pooled purchased impaired loans will either impact the accretable yield or result in an impairment charge to provision for credit losses in the period in which the changes become probable. Decreases to the net present value of expected cash flows will generally result in an impairment charge recorded as a provision for credit losses, resulting in an increase to the allowance for loan and lease losses, and a reclassification from accretable yield to non-accretable difference.

142 The PNC Financial Services Group, Inc. – Form 10-K

During 2014, $91 million of provision recapture was recorded for purchased impaired loans compared to $11 million of provision expense for 2013. The charge-offs (which were specifically for commercial loans greater than a defined threshold) during 2014 were $42 million compared to $104 million for 2013. At December 31, 2014, the allowance for loan and lease losses was $.9 billion on $4.4 billion of purchased impaired loans while the remaining $.5 billion of purchased impaired loans required no allowance as the net present value of expected cash flows equaled or exceeded the recorded investment. As of December 31, 2013, the allowance for loan and lease losses related to purchased impaired loans was $1.0 billion. If any allowance for loan losses is recognized on a purchased impaired pool, which is accounted for as a single asset, the entire balance of that pool would be disclosed as requiring an allowance. Subsequent increases in the net present value of cash flows will result in a provision recapture of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Individual loan transactions where final dispositions have occurred (as noted above) result in removal of the loans from their applicable pools for cash flow estimation purposes. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

Activity for the accretable yield during 2014 and 2013 follows:

Table 72: Purchased Impaired Loans – Accretable Yield

In millions	2014	2013
January 1	$2,055	$2,166
Accretion (including excess cash recoveries)	(587)	(695)
Net reclassifications to accretable from non-accretable (a)	208	613
Disposals	(118)	(29)
December 31	$1,558	$2,055
(a)	Approximately 93% of net reclassifications for the year ended December 31, 2014 were within the commercial portfolio as compared to 37% for year ended December 31, 2013.

NOTE 5 ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

Allowance for Loan and Lease Losses

We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We use the two main portfolio segments – Commercial Lending and Consumer Lending – and develop and document the ALLL under separate methodologies for each of these segments as discussed in Note 1 Accounting Policies. A rollforward of the ALLL and associated loan data is presented below.

The PNC Financial Services Group, Inc. – Form 10-K 143

Table 73: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
December 31, 2014
Allowance for Loan and Lease Losses
January 1	$1,547	$2,062	$3,609
Charge-offs	(360)	(661)	(1,021)
Recoveries	305	185	490
Net charge-offs	(55)	(476)	(531)
Provision for credit losses	100	173	273
Net change in allowance for unfunded loan commitments and letters of credit	(18)	1	(17)
Other	(3)		(3)
December 31	$1,571	$1,760	$3,331
TDRs individually evaluated for impairment	$62	$324	$386
Other loans individually evaluated for impairment	77		77
Loans collectively evaluated for impairment	1,353	643	1,996
Purchased impaired loans	79	793	872
December 31	$1,571	$1,760	$3,331
Loan Portfolio
TDRs individually evaluated for impairment (a)	$542	$2,041	$2,583
Other loans individually evaluated for impairment	309		309
Loans collectively evaluated for impairment (b)	127,207	68,826	196,033
Fair value option loans (c)		1,034	1,034
Purchased impaired loans	310	4,548	4,858
December 31	$128,368	$76,449	$204,817
Portfolio segment ALLL as a percentage of total ALLL	47%	53%	100%
Ratio of the allowance for loan and lease losses to total loans	1.22%	2.30%	1.63%
December 31, 2013
Allowance for Loan and Lease Losses
January 1	$1,774	$2,262	$4,036
Charge-offs (d)	(606)	(982)	(1,588)
Recoveries	357	154	511
Net charge-offs	(249)	(828)	(1,077)
Provision for credit losses	36	607	643
Net change in allowance for unfunded loan commitments and letters of credit	(13)	21	8
Other	(1)		(1)
December 31	$1,547	$2,062	$3,609
TDRs individually evaluated for impairment	$24	$446	$470
Other loans individually evaluated for impairment	155		155
Loans collectively evaluated for impairment	1,235	745	1,980
Purchased impaired loans	133	871	1,004
December 31	$1,547	$2,062	$3,609
Loan Portfolio
TDRs individually evaluated for impairment (a)	$578	$2,161	$2,739
Other loans individually evaluated for impairment	649		649
Loans collectively evaluated for impairment (b)	115,245	69,724	184,969
Fair value option loans (c)		1,150	1,150
Purchased impaired loans	673	5,433	6,106
December 31	$117,145	$78,468	$195,613
Portfolio segment ALLL as a percentage of total ALLL	43%	57%	100%
Ratio of the allowance for loan and lease losses to total loans	1.32%	2.63%	1.84%

144 The PNC Financial Services Group, Inc. – Form 10-K

In millions	Commercial Lending	Consumer Lending	Total
December 31, 2012
Allowance for Loan and Lease Losses
January 1	$1,995	$2,352	$4,347
Charge-offs	(804)	(1,066)	(1,870)
Recoveries	445	136	581
Net charge-offs	(359)	(930)	(1,289)
Provision for credit losses	138	849	987
Net change in allowance for unfunded loan commitments and letters of credit	(1)	(9)	(10)
Other	1		1
December 31	$1,774	$2,262	$4,036
TDRs individually evaluated for impairment	$40	$547	$587
Other loans individually evaluated for impairment	253		253
Loans collectively evaluated for impairment	1,242	857	2,099
Purchased impaired loans	239	858	1,097
December 31	$1,774	$2,262	$4,036
Loan Portfolio
TDRs individually evaluated for impairment (a)	$541	$2,318	$2,859
Other loans individually evaluated for impairment	1,057		1,057
Loans collectively evaluated for impairment	106,095	68,014	174,109
Fair value option loans (c)		425	425
Purchased impaired loans	1,249	6,157	7,406
December 31	$108,942	$76,914	$185,856
Portfolio segment ALLL as a percentage of total ALLL	44%	56%	100%
Ratio of the allowance for loan and lease losses to total loans	1.63%	2.94%	2.17%
(a)	TDRs individually evaluated for impairment exclude TDRs that were subsequently accounted for as held for sale loans, but continue to be disclosed as TDRs.
(b)	Includes $195 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell at December 31, 2014. Accordingly, there is no allowance recorded for these loans. The comparative amount as of December 31, 2013 was $252 million.
(c)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly there is no allowance recorded on these loans.
(d)	Pursuant to alignment with interagency guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, additional charge-offs of $134 million were taken.

Net interest income less the provision for credit losses was $8.3 billion for 2014 compared with $8.5 billion for 2013 and $8.7 billion for 2012.

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date as discussed in Note 1 Accounting Policies. A rollforward of the allowance is presented below.

Table 74: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2014	2013	2012
January 1	$242	$250	$240
Net change in allowance for unfunded loan commitments and letters of credit	17	(8)	10
December 31	$259	$242	$250

The PNC Financial Services Group, Inc. – Form 10-K 145

NOTE 6 INVESTMENT SECURITIES

Table 75: Investment Securities Summary

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
December 31, 2014
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$5,237	$186	$(1)	$5,422
Residential mortgage-backed
Agency	17,646	438	(41)	18,043
Non-agency	4,723	318	(99)	4,942
Commercial mortgage-backed
Agency	2,178	23	(14)	2,187
Non-agency	4,085	88	(11)	4,162
Asset-backed	5,141	78	(32)	5,187
State and municipal	1,953	88	(3)	2,038
Other debt	1,776	43	(6)	1,813
Total debt securities	42,739	1,262	(207)	43,794
Corporate stocks and other	442		(1)	441
Total securities available for sale	$43,181	$1,262	$(208)	$44,235
SECURITIES HELD TO MATURITY (a)
Debt securities
U.S. Treasury and government agencies	$248	$44		$292
Residential mortgage-backed
Agency	5,736	166	$(10)	5,892
Non-agency	270	13		283
Commercial mortgage-backed
Agency	1,200	53		1,253
Non-agency	1,010	19		1,029
Asset-backed	759	2	(8)	753
State and municipal	2,042	111		2,153
Other debt	323	6		329
Total securities held to maturity	$11,588	$414	$(18)	$11,984
December 31, 2013
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$3,990	$135	$(7)	$4,118
Residential mortgage-backed
Agency (b)	21,556	367	(209)	21,714
Non-agency	5,457	308	(160)	5,605
Commercial mortgage-backed
Agency (b)	1,745	32	(14)	1,763
Non-agency	3,937	123	(18)	4,042
Asset-backed	5,754	66	(48)	5,772
State and municipal	2,609	52	(44)	2,617
Other debt	2,506	55	(18)	2,543
Total debt securities	47,554	1,138	(518)	48,174
Corporate stocks and other	434		(1)	433
Total securities available for sale	$47,988	$1,138	$(519)	$48,607
SECURITIES HELD TO MATURITY (a)
Debt securities
U.S. Treasury and government agencies	$239	$8	$(4)	$243
Residential mortgage-backed
Agency	5,814	71	(64)	5,821
Non-agency	293		(4)	289

146 The PNC Financial Services Group, Inc. – Form 10-K

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Commercial mortgage-backed
Agency	1,251	49		1,300
Non-agency	1,687	20	(5)	1,702
Asset-backed	1,009	2	(10)	1,001
State and municipal	1,055	10	(4)	1,061
Other debt	339	9		348
Total securities held to maturity	$11,687	$169	$(91)	$11,765
(a)	Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of transfer. The amortized cost of held to maturity securities included net unrealized gains of $125 million and $111 million at December 31, 2014 and 2013, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.
(b)	These line items were corrected for the prior periods due to a misclassification of Government National Mortgage Association (GNMA) securities collateralized by project loans. $1.1 billion was previously reported as residential mortgage-backed agency securities at December 31, 2013, and was reclassified to commercial mortgage-backed agency securities.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At December 31, 2014, Accumulated other comprehensive income included pretax gains of $63 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

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

Table 76 presents gross unrealized losses on securities available for sale at December 31, 2014 and December 31, 2013. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in Accumulated other comprehensive income (loss).

The PNC Financial Services Group, Inc. – Form 10-K 147

Table 76: Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2014
Debt securities
U.S. Treasury and government agencies	$(1)	$1,426			$(1)	$1,426
Residential mortgage-backed
Agency	(4)	644	$(37)	$1,963	(41)	2,607
Non-agency	(5)	276	(94)	1,487	(99)	1,763
Commercial mortgage-backed
Agency	(2)	681	(12)	322	(14)	1,003
Non-agency	(4)	928	(7)	335	(11)	1,263
Asset-backed	(4)	913	(28)	1,133	(32)	2,046
State and municipal	(a)	41	(3)	77	(3)	118
Other debt	(2)	314	(4)	186	(6)	500
Total debt securities	(22)	5,223	(185)	5,503	(207)	10,726
Corporate stocks and other			(1)	15	(1)	15
Total	$(22)	$5,223	$(186)	$5,518	$(208)	$10,741
December 31, 2013
Debt securities
U.S. Treasury and government agencies	$(7)	$1,066			$(7)	$1,066
Residential mortgage-backed
Agency (b)	(198)	7,519	$(11)	$287	(209)	7,806
Non-agency	(18)	855	(142)	1,719	(160)	2,574
Commercial mortgage-backed
Agency (b)	(13)	454	(1)	6	(14)	460
Non-agency	(18)	1,315	(a)	14	(18)	1,329
Asset-backed	(11)	1,752	(37)	202	(48)	1,954
State and municipal	(23)	897	(21)	286	(44)	1,183
Other debt	(17)	844	(1)	12	(18)	856
Total debt securities	(305)	14,702	(213)	2,526	(518)	17,228
Corporate stocks and other	(1)	15			(1)	15
Total	$(306)	$14,717	$(213)	$2,526	$(519)	$17,243
(a)	The unrealized loss on these securities was less than $.5 million.
(b)	These line items were corrected for the prior period due to a misclassification of Government National Mortgage Association (GNMA) securities collateralized by project loans. $1.1 billion was previously reported as residential mortgage-backed agency securities and was reclassified to commercial mortgage-backed agency securities.

The gross unrealized loss on debt securities held to maturity was $22 million at December 31, 2014 and $98 million at December 31, 2013. The majority of the gross unrealized loss at December 31, 2014 related to agency residential mortgage-backed securities. The fair value of debt securities held to maturity that were in a continuous loss position for less than 12 months was $134 million and $3.6 billion at December 31, 2014 and December 31, 2013, respectively, and for positions that were in a continuous loss position for 12 months or more was $1.6 billion and $48 million at December 31, 2014 and December 31, 2013, respectively. For securities transferred to held to maturity from available for sale, the unrealized loss for purposes of this analysis is determined by comparing the security’s original amortized cost to its current estimated fair value.

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding Table 76, as of December 31, 2014 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

148 The PNC Financial Services Group, Inc. – Form 10-K

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

Table 77: Credit Impairment Assessment Assumptions – Non-Agency Residential Mortgage-Backed and Asset-Backed Securities

December 31, 2014	Range	Weighted- average (a)
Long-term prepayment rate (annual CPR)
Prime	7 – 20%	13%
Alt-A	5 – 12	6
Option ARM	3 – 6	3
Remaining collateral expected to default
Prime	0 – 32%	13%
Alt-A	6 – 50	27
Option ARM	11 –53	36
Loss severity
Prime	20 – 70%	41%
Alt-A	30 – 83	60
Option ARM	45 – 71	62
(a)	Calculated by weighting the relevant assumption for each individual security by the current outstanding cost basis of the security.

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings for all debt securities for which a portion of an OTTI loss was recognized in Accumulated other comprehensive income (loss).

Table 78: Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

Year ended December 31 In millions	2014	2013
Balance at beginning of period	$(1,160)	$(1,201)
Loss where impairment was not previously recognized	(6)
Additional loss where credit impairment was previously recognized	(5)	(16)
Reduction due to credit impaired securities sold or matured	7	57
Balance at end of period	$(1,164)	$(1,160)

The PNC Financial Services Group, Inc. – Form 10-K 149

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 79: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the year ended December 31
2014	$4,480	$33	$(29)	$4	$1
2013	8,178	146	(47)	99	35
2012	9,441	214	(10)	204	71

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2014.

Table 80: Contractual Maturity of Debt Securities

December 31, 2014 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and government agencies	$2	$1,312	$3,437	$486	$5,237
Residential mortgage-backed
Agency		120	456	17,070	17,646
Non-agency		6	1	4,716	4,723
Commercial mortgage-backed
Agency	128	206	20	1,824	2,178
Non-agency		50		4,035	4,085
Asset-backed	4	1,014	1,977	2,146	5,141
State and municipal	5	134	324	1,490	1,953
Other debt	91	1,045	437	203	1,776
Total debt securities available for sale	$230	$3,887	$6,652	$31,970	$42,739
Fair value	$231	$3,976	$6,760	$32,827	$43,794
Weighted-average yield, GAAP basis	3.49%	2.55%	2.36%	2.99%	2.85%
SECURITIES HELD TO MATURITY
U.S. Treasury and government agencies				$248	$248
Residential mortgage-backed
Agency				5,736	5,736
Non-agency				270	270
Commercial mortgage-backed
Agency		$996	$145	59	1,200
Non-agency		6		1,004	1,010
Asset-backed		17	408	334	759
State and municipal	$20	26	809	1,187	2,042
Other debt			323		323
Total debt securities held to maturity	$20	$1,045	$1,685	$8,838	$11,588
Fair value	$20	$1,085	$1,751	$9,128	$11,984
Weighted-average yield, GAAP basis	4.42%	3.44%	3.29%	3.72%	3.63%

150 The PNC Financial Services Group, Inc. – Form 10-K

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding corporate stocks and other) was 4.3 years at December 31, 2014 and 4.9 years at December 31, 2013. The weighted-average expected maturities of mortgage and other asset-backed debt securities were as follows as of December 31, 2014:

Table 81: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

December 31, 2014	Years
Agency residential mortgage-backed securities	3.6
Non-agency residential mortgage-backed securities	5.4
Agency commercial mortgage-backed securities	3.4
Non-agency commercial mortgage-backed securities	3.2
Asset-backed securities	3.4

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At December 31, 2014, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 82: Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31 2014	December 31 2013
Pledged to others (a)	$10,874	$12,572
Accepted from others:
Permitted by contract or custom to sell or repledge	1,658	1,571
Permitted amount repledged to others	1,488	1,343
(a)	In the prior period, the pledged to others balance incorrectly included FHLB standby letters of credit. During the fourth quarter of 2014, we corrected the pledged to others balance to exclude the FHLB standby letters of credit. Accordingly, the prior period amount as of December 31, 2013 was reduced by $6.2 billion.

The securities pledged to others include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements, and for other purposes.
NOTE 7 FAIR VALUE

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

Level 2

Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly. The majority of Level 2 assets and liabilities include debt securities, equity securities and listed derivative contracts with quoted prices that are traded in markets that are not active, and certain debt and equity securities and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable inputs.

Level 3

Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models and discounted cash flow methodologies, or similar techniques for which the significant valuation inputs are not observable and the determination of fair value requires significant management judgment or estimation.

Certain assets which have been adjusted due to impairment are accounted for at lower of amortized cost or fair value on a nonrecurring basis and consist primarily of certain nonaccrual loans, loans held for sale, commercial mortgage servicing rights (in years prior to 2014), equity investments and other assets. These assets, which are generally classified as Level 3, are included in Table 86 in this Note 7.

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

The PNC Financial Services Group, Inc. – Form 10-K 151

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

Any models used to determine fair values or to validate dealer quotes based on the descriptions below are subject to review and independent testing as part of our model validation and internal control testing processes. Our Model Risk Management Committee reviews significant models on at least an annual basis. In addition, the Valuation Committee approves valuation methodologies and reviews the results of independent valuation reviews and processes for assets and liabilities measured at fair value on a recurring basis.

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

Financial Instruments Accounted For at Fair Value on a Recurring Basis

Securities Available for Sale and Trading Securities

Securities accounted for at fair value include both the available for sale and trading portfolios. We primarily use prices obtained from pricing services, dealer quotes, or recent trades to determine the fair value of securities. As of December 31, 2014, 78% of the positions in these portfolios were priced by using pricing services provided by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. One of the vendor’s prices are set with reference to market activity for highly liquid assets, such as U.S. Treasury and agency securities and agency residential mortgage-backed securities, and matrix pricing for other asset classes, such as commercial mortgage-backed and other asset-backed securities. Another vendor primarily uses discounted cash flow pricing models considering adjustments for spreads and prepayments for the instruments we value using this service, such as non-agency residential mortgage-backed securities, agency adjustable rate mortgage securities, agency collateralized mortgage obligations (CMOs), commercial mortgage-backed securities and municipal bonds. The vendors we use provide pricing services on a global basis and have quality management processes in place to monitor the integrity of the valuation inputs and the prices provided to users, including procedures to consider and incorporate information received from pricing service users who may challenge a price. We monitor and validate the reliability of vendor pricing on an ongoing basis through pricing methodology reviews, by performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and through price validation testing. Price validation testing is performed independent of the risk-taking function and involves corroborating the prices received from third-party vendors with prices from another third-party source, by reviewing valuations of comparable instruments, by comparison to internal valuations, or by reference to recent sales of similar securities. Securities not priced by one of our pricing vendors may be valued using a dealer quote. Dealer quotes received are typically non-binding. Securities priced using a dealer quote are subject to corroboration either with another dealer quote, by comparison to similar securities priced by either a third-party vendor or another dealer, or through internal valuation in order to validate that the quote is representative of the market. Security prices are also validated through actual cash settlement upon sale of a security.

Securities are classified within the fair value hierarchy after giving consideration to the activity level in the market for the security type and the observability of the inputs used to determine the fair value. When a quoted price in an active market exists for the identical security, this price is used to determine fair value and the security is classified within Level 1 of the hierarchy. Level 1 securities include certain U.S. Treasury securities and exchange-traded equities. When a quoted price in an active market for the identical security is not available, fair value is estimated using either an alternative market approach, such as a recent trade or matrix pricing, or an income approach, such as a discounted cash flow pricing model. If the inputs to the valuation are based primarily on market observable information, then the security is classified within Level 2 of the hierarchy. Level 2 securities include agency debt securities, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, certain non-agency residential mortgage-backed securities, asset-backed securities collateralized by non-mortgage-related consumer loans, municipal securities, and other debt securities. Level 2 securities are predominantly priced by third parties, either a pricing vendor or dealer.

In certain cases where there is limited activity or less transparency around the inputs to the valuation, securities are classified within Level 3 of the hierarchy. Securities classified as Level 3 consist primarily of non-agency residential mortgage-backed and asset-backed securities collateralized by first- and second-lien residential mortgage loans. Fair value

152 The PNC Financial Services Group, Inc. – Form 10-K

for these securities is primarily estimated using pricing obtained from third-party vendors. In some cases, fair value is estimated using a dealer quote, by reference to prices of securities of a similar vintage and collateral type or by reference to recent sales of similar securities. Market activity for these security types is limited with little price transparency. As a result, these securities are generally valued by the third-party vendor using a discounted cash flow approach that incorporates observable market activity where available. Significant inputs to the valuation include prepayment projections and credit loss assumptions (default rate and loss severity) and discount rates that are deemed representative of current market conditions. The discount rates used incorporate a spread over the benchmark curve that takes into consideration liquidity risk and potential credit risk not already included in the credit loss assumptions. Significant increases (decreases) in any of those assumptions in isolation would result in a significantly lower (higher) fair value measurement. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Credit loss estimates are driven by the ability of borrowers to pay their loans and housing market prices and are impacted by changes in overall macroeconomic conditions, typically increasing when economic conditions worsen and decreasing when conditions improve. An increase in the estimated prepayment rate typically results in a decrease in estimated credit losses and vice versa. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase. Similarly, discount rates typically decrease when market interest rates decline and/or credit and liquidity conditions improve. Price validation procedures performed for these securities include comparing current prices to historical pricing trends by collateral type and vintage, and by obtaining corroborating prices from another third-party source.

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

Fair value information for Level 3 financial derivatives is presented separately for interest rate contracts and other contracts. Interest rate contracts include residential and commercial mortgage interest rate lock commitments and certain interest rate options. Other contracts include risk participation agreements, swaps related to the sale of certain Visa Class B common shares and other types of contracts.

The fair values of residential mortgage loan commitment assets as of December 31, 2014 and 2013 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85 in this Note 7. Significant unobservable inputs for these commitments include the probability of funding and embedded servicing. The probability of funding for residential mortgage loan commitments represents the expected proportion of loan commitments in the pipeline that will fund. Additionally, embedded in the market price of the underlying loan is a value for retaining servicing of the loan once it is sold. Significant increases (decreases) in the fair value of a residential mortgage loan commitment asset (liability) result when the probability of funding increases (decreases) and when the embedded servicing value increases (decreases).

The fair values of commercial mortgage loan commitment assets and liabilities as of December 31, 2014 and 2013 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85 in this Note 7. Significant unobservable inputs for these commitments include spread over the benchmark interest rate and the estimated servicing cash flows for loans sold to the agencies with servicing retained. The spread over the benchmark curve reflects management assumptions regarding credit and liquidity risks. Significant increases (decreases) in the fair value of commercial mortgage loan commitments result when the spread over the benchmark curve decreases (increases) or the estimated servicing cash flows for loans sold to the agencies with servicing retained increases (decreases).

The fair values of interest rate option assets and liabilities as of December 31, 2014 and 2013 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85 in this Note 7. The significant unobservable input used in the fair value measurement of the interest rate options is expected interest rate volatility. Significant increases (decreases) in interest rate volatility would result in a significantly higher (lower) fair value measurement.

The PNC Financial Services Group, Inc. – Form 10-K 153

The fair values of risk participation agreement assets and liabilities as of December 31, 2014 and 2013 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85 in this Note 7. The significant unobservable inputs used in the fair value measurement of risk participation agreements are probability of default and loss severity. Significant increases (decreases) in probability of default and loss severity would result in a significantly higher (lower) fair value measurement.

In connection with the sales of portions of our Visa Class B common shares, we entered into swap agreements with the purchaser of the shares to account for any future risk of converting Class B common shares to Class A common shares and to account for the corresponding change in value to the Class B shares. These adjustments result from resolution of the specified litigation or the changes in the amount in the litigation escrow account funded by Visa as well as from changes in the estimated litigation resolution date (see Note 21 Legal Proceedings and Note 22 Commitments and Guarantees for additional information). These swaps also require payments calculated by reference to the market price of the Class A common shares and a fixed rate of interest. The swaps are classified as Level 3 instruments and the fair values of the liability positions totaled $135 million at December 31, 2014 and $90 million at December 31, 2013, respectively. The fair values of the swap agreements are determined using a discounted cash flow methodology. The significant unobservable inputs to the valuations are estimated changes in the conversion rate of the Class B common shares into Class A common shares and the estimated growth rate of the Class A share price. A decrease in the conversion rate will have a negative impact on the fair value of the swaps and vice versa. Independent of changes in the conversion rate, an increase in the estimated growth rate of the Class A share price will have a negative impact on the fair value of the swaps and vice versa, through its impact on periodic payments due to the counterparty until the maturity dates of the swaps.

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

Trading Loans

We have elected to account for certain trading loans at fair value. The fair value for trading loans is based on pricing from average bid broker quotes received from a loan pricing service, sale commitments, or a model based on indications received in marketing the credit or on the loan’s characteristics in comparison to market data on similar loans. These instruments are primarily classified as Level 2.

Commercial Mortgage Servicing Rights

As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial mortgage servicing rights (MSRs) at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the commercial MSRs. We recognize recurring gains/(losses) on changes in the fair value of commercial MSRs as a result of the election. Assumptions incorporated into the commercial valuation model reflect management’s best estimate of factors that a market participant would use in valuing the commercial MSRs. Although sales of commercial MSRs do occur, commercial MSRs do not trade in an active, open market with readily observable prices so the precise terms and conditions of sales are not available. Due to the nature of the valuation inputs and the limited availability of market pricing, commercial MSRs are classified as Level 3.

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

154 The PNC Financial Services Group, Inc. – Form 10-K

Residential Mortgage Servicing Rights

Residential MSRs are carried at fair value on a recurring basis. Assumptions incorporated into the residential MSRs valuation model reflect management’s best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active, open market with readily observable prices so the precise terms and conditions of sales are not available. As a benchmark for the reasonableness of its residential MSRs fair value, PNC obtained opinions of value from independent parties (“brokers”). These brokers provided a range (+/- 10 bps) based upon their own discounted cash flow calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. PNC compares its internally-developed residential MSRs value to the ranges of values received from the brokers. If our residential MSRs fair value falls outside of the brokers’ ranges, management will assess whether a valuation adjustment is warranted. For the periods presented, PNC’s residential MSRs value did not fall outside of the brokers’ ranges. We consider our residential MSRs value to represent a reasonable estimate of fair value. Due to the nature of the unobservable valuation inputs, residential MSRs are classified as Level 3.

The significant unobservable inputs used in the fair value measurement of residential MSRs are constant prepayment rates and spread over the benchmark curve. Significant increases (decreases) in prepayment rates and spread over the benchmark curve would result in lower (higher) fair market value of residential MSRs.

Commercial Mortgage Loans Held for Sale

We account for certain commercial mortgage loans classified as held for sale in whole loan transactions at fair value. In addition, as of September 1, 2014, we have elected to apply the fair value option to commercial mortgage loans held for sale to agencies. This election applies to all new commercial mortgage loans held for sale originated for sale to the agencies effective on or after September 1, 2014. The election of the fair value option aligns the accounting for the commercial mortgages with the related commitments to sell the loans.

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

The PNC Financial Services Group, Inc. – Form 10-K 155

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

During 2013, we elected to account for certain home equity lines of credit at fair value. These loans are classified as Level 3. This category also includes repurchased brokered home equity loans. These loans are repurchased due to a breach of representations or warranties in the loan sales agreement and occur typically after the loan is in default. Similar to existing loans classified as Level 3 due to being repurchased and unsalable, the fair value price is based on bids and market observations of transactions of similar vintage. Because transaction details regarding the credit and underwriting quality are often unavailable, unobservable bid information from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3. The fair value of these loans is included in the Loans – Home equity line item in Table 85 in this Note 7.

Significant inputs to the valuation of residential mortgage loans include credit and liquidity discount, cumulative default rate, loss severity and gross discount rate and are deemed representative of current market conditions. Significant increases (decreases) in an assumption would result in a significantly lower (higher) fair value measurement.

BlackRock Series C Preferred Stock

We have elected to account for the shares of BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value. On January 31, 2013, we transferred .2 million shares to BlackRock pursuant to our obligation to partially fund a portion of certain BlackRock LTIP programs. After this transfer and at December 31, 2014, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock, which are available to fund our obligation in connection with the BlackRock LTIP programs. The Series C Preferred Stock economically hedges the BlackRock LTIP liability that is accounted for as a derivative. The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. This approach considers expectations of a default/liquidation event and the use of liquidity discounts based on our inability to sell the security at a fair, open market price in a timely manner. Although dividends are equal to common shares and other preferred series, significant transfer restrictions exist on our Series C shares for any purpose other than to satisfy the BlackRock LTIP obligation. Due to the significance of unobservable inputs, this security is classified as Level 3. Significant increases (decreases) in the liquidity discount would result in a significantly lower (higher) asset value for the BlackRock Series C and vice versa for the BlackRock LTIP liability.

Other Assets and Liabilities

We have entered into a prepaid forward contract with a financial institution to mitigate the risk on a portion of PNC’s deferred compensation, supplemental incentive savings plan liabilities and certain stock based compensation awards that are based on PNC’s stock price and are subject to market risk. The prepaid forward contract is initially valued at the transaction price and is subsequently valued by reference to the market price of PNC’s stock and is recorded in either Other Assets or Other Liabilities at fair value and is classified as Level 2. In addition, deferred compensation and supplemental incentive savings plan participants may also invest based on fixed income and equity-based funds. PNC utilizes a Rabbi Trust to hedge the returns by purchasing similar funds on which the participant returns are based. The Rabbi Trust balances are recorded in Other Assets at fair value using the quoted market price. These assets are primarily being classified in Levels 1 and 2. The other asset category also includes FHLB interests and the retained interests related to the Small Business Administration (SBA) securitizations which are classified as Level 3. The other liabilities category includes a contingent liability which is classified as Level 3. All Level 3 other assets and liabilities are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85 in this Note 7.

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

Other borrowed funds also includes the related liability for transferred loans over which PNC regained effective control pursuant to ASC 860. These other borrowed funds are classified as either Level 2 or Level 3 consistent with the corresponding loans described above. All Level 3 amounts are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85 in this Note 7.

156 The PNC Financial Services Group, Inc. – Form 10-K

Assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option, follow.

Table 83: Fair Value Measurements – Recurring Basis Summary

	December 31, 2014				December 31, 2013
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$4,795	$627		$5,422	$3,460	$658		$4,118
Residential mortgage-backed
Agency (a)		18,043		18,043		21,714		21,714
Non-agency		144	$4,798	4,942		247	$5,358	5,605
Commercial mortgage-backed
Agency (a)		2,187		2,187		1,763		1,763
Non-agency		4,162		4,162		4,042		4,042
Asset-backed		4,624	563	5,187		5,131	641	5,772
State and municipal		1,904	134	2,038		2,284	333	2,617
Other debt		1,783	30	1,813		2,505	38	2,543
Total debt securities	4,795	33,474	5,525	43,794	3,460	38,344	6,370	48,174
Corporate stocks and other	426	15		441	417	16		433
Total securities available for sale	5,221	33,489	5,525	44,235	3,877	38,360	6,370	48,607
Financial derivatives (b) (c)
Interest rate contracts	4	4,874	40	4,918	25	4,540	34	4,599
Other contracts		314	2	316		192	2	194
Total financial derivatives	4	5,188	42	5,234	25	4,732	36	4,793
Residential mortgage loans held for sale (d)		1,255	6	1,261		1,307	8	1,315
Trading securities (e)
Debt (f)	1,340	960	32	2,332	2,159	862	32	3,053
Equity	21			21	20			20
Total trading securities	1,361	960	32	2,353	2,179	862	32	3,073
Trading loans (b)		30	7	37		6		6
Residential mortgage servicing rights (g)			845	845			1,087	1,087
Commercial mortgage servicing rights (g) (h)			506	506
Commercial mortgage loans held for sale (d)			893	893			586	586
Equity investments (b) (i)
Direct investments			1,152	1,152			1,069	1,069
Indirect investments (j)			469	469			595	595
Total equity investments			1,621	1,621			1,664	1,664
Customer resale agreements (k)		155		155		207		207
Loans (l) (m)		637	397	1,034		623	527	1,150
Other assets (b)
BlackRock Series C Preferred Stock (n)			375	375			332	332
Other	190	226	8	424	209	184	8	401
Total other assets	190	226	383	799	209	184	340	733
Total assets	$6,776	$41,940	$10,257	$58,973	$6,290	$46,281	$10,650	$63,221
Liabilities
Financial derivatives (c) (o)
Interest rate contracts		$3,260	$12	$3,272	$6	$3,307	$13	$3,326
BlackRock LTIP			375	375			332	332
Other contracts		241	139	380		182	94	276
Total financial derivatives		3,501	526	4,027	6	3,489	439	3,934
Trading securities sold short (p)
Debt	$1,479	11		1,490	1,341	1		1,342
Total trading securities sold short	1,479	11		1,490	1,341	1		1,342
Other borrowed funds (m) (p)		92	181	273		110	199	309
Other liabilities (o)			9	9
Total liabilities	$1,479	$3,604	$716	$5,799	$1,347	$3,600	$638	$5,585

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 157

(a)	In our third quarter 2014 10-Q, these line items were corrected as of December 31, 2013 due to a misclassification of Government National Mortgage Association (GNMA) securities collateralized by project loans. $1.1 billion was previously reported as residential mortgage-backed agency securities and was reclassified to commercial mortgage-backed agency securities.
(b)	Included in Other assets on our Consolidated Balance Sheet.
(c)	Amounts at December 31, 2014 and December 31, 2013 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. The net asset amounts were $2.6 billion at December 31, 2014 and $1.7 billion at December 31, 2013, and the net liability amounts were $1.4 billion and $.9 billion, respectively.
(d)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain residential and commercial mortgage loans held for sale.
(e)	Fair value includes net unrealized gains of $54 million at December 31, 2014 compared with net unrealized gains of $11 million at December 31, 2013.
(f)	Approximately 34% of these securities are residential mortgage-backed securities and 57% are U.S. Treasury and government agencies securities at December 31, 2014. Comparable amounts at December 31, 2013 were 17% and 69%, respectively.
(g)	Included in Other intangible assets on our Consolidated Balance Sheet.
(h)	As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial MSRs at fair value. Accordingly, beginning with the first quarter of 2014, commercial MSRs are measured at fair value on a recurring basis.
(i)	Our adoption of ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, did not result in a change in classification or status of our accounting for investment companies.
(j)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments as of December 31, 2014 related to indirect equity investments was $112 million and related to direct equity investments was $28 million, respectively. Comparable amounts at December 31, 2013 were $128 million and $36 million, respectively.
(k)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(l)	Included in Loans on our Consolidated Balance Sheet.
(m)	In our third quarter 2014 10-Q, these line items were corrected as of December 31, 2013 to include transferred loans over which PNC regained effective control and the related liabilities that are recorded pursuant to ASC 860. This resulted in a $125 million increase of both Loans and Other borrowed funds as of December 31, 2013.
(n)	PNC has elected the fair value option for these shares.
(o)	Included in Other liabilities on our Consolidated Balance Sheet.
(p)	Included in Other borrowed funds on our Consolidated Balance Sheet.

158 The PNC Financial Services Group, Inc. – Form 10-K

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2014 and 2013 follow.

Table 84: Reconciliation of Level 3 Assets and Liabilities

Year Ended December 31, 2014

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2014 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2013	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Dec. 31, 2014
Assets
Securities available for sale
Residential mortgage- backed non-agency	$5,358	$120	$64				$(821)	$77		$4,798	$(10)
Commercial mortgage backed non-agency		1					(1)
Asset-backed	641	13	23				(114)			563	(1)
State and municipal	333	(2)	15				(198)		$(14)	134
Other debt	38	1		$1	$(8)		(2)			30
Total securities available for sale	6,370	133	102	1	(8)		(1,136)	77	(14)	5,525	(11)
Financial derivatives	36	226		3			(223)			42	142
Residential mortgage loans held for sale	8	1		15	(3)		(1)	11	(25)	6	1
Trading securities – Debt	32	2					(31)	29		32	2
Trading loans								7		7
Residential mortgage servicing rights	1,087	(238)		45		$85	(134)			845	(231)
Commercial mortgage servicing rights		(53)		43		53	463 (g)			506	(53)
Commercial mortgage loans held for sale	586	38				1,790	(1,521)			893	6
Equity investments
Direct investments	1,069	184		306	(407)					1,152	134
Indirect investments	595	78		23	(223)		(4)			469	74
Total equity investments	1,664	262		329	(630)		(4)			1,621	208
Loans	527	74		120	(153)		(86)	20	(105)	397	46
Other assets
BlackRock Series C Preferred Stock	332	43								375	43
Other	8									8
Total other assets	340	43								383	43
Total assets	$10,650	$488 (e)	$102	$556	$(794)	$1,928	$(2,673)	$144	$(144)	$10,257	$153	(f)
Liabilities
Financial derivatives (d)	$439	$222			$1		$(136)			$526	$(51)
Other borrowed funds	199	5				$57	(80)			181
Other liabilities							9			9
Total liabilities	$638	$227 (e)			$1	$57	$(207)			$716	$(51	) (f)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 159

Year Ended December 31, 2013

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2013 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2012	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Dec. 31, 2013
Assets
Securities available for sale
Residential mortgage-backed non-agency	$6,107	$189		$147				$(1,085)			$5,358	$(10)
Commercial mortgage-backed non-agency		3						(3)
Asset-backed	708	9		53				(129)			641	(6)
State and municipal	339	1		2	$4			(13)			333
Other debt	48				3	$(10)		(3)			38
Total securities available for sale	7,202	202		202	7	(10)		(1,233)			6,370	(16)
Financial derivatives	106	297			4			(369)		$(2)	36	166
Residential mortgage loans held for sale	27	2			61	(3)		4	$13	(96)	8	2
Trading securities – Debt	32										32
Residential mortgage servicing rights	650	366			110	(4)	$158	(193)			1,087	354
Commercial mortgage loans held for sale	772	(11)				(130)		(45)			586	(12)
Equity investments
Direct investments	1,171	141			177	(420)					1,069	62
Indirect investments	642	81		(3)	26	(151)					595	76
Total equity investments	1,813	222		(3)	203	(571)					1,664	138
Loans (h)	134	46			1	(1)		83	292	(28)	527	34
Other assets
BlackRock Series C Preferred Stock	243	122						(33)			332	122
Other	9			(1)							8
Total other assets	252	122		(1)				(33)			340	122
Total assets	$10,988	$1,246	(e)	$198	$386	$(719)	$158	$(1,786)	$305	$(126)	$10,650	$788 (f)
Liabilities
Financial derivatives (d)	$376	$317				$2		$(256)			$439	$181
Other borrowed funds (h)		9						175	$15		199
Total liabilities	$376	$326	(e)			$2		$(81)	$15		$638	$181 (f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Includes swaps entered into in connection with sales of certain Visa Class B common shares.
(e)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $261 million for 2014 compared with net gains (realized and unrealized) of $920 million for 2013. These amounts also included amortization and accretion of $146 million for 2014 compared with $217 million for 2013. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement, and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $204 million for 2014, compared with net unrealized gains of $607 million for 2013. These amounts were included in Noninterest income on the Consolidated Income Statement.
(g)	Settlements relating to commercial MSRs of $552 million represent the fair value as of January 1, 2014 as a result of an irrevocable election to measure all classes of commercial MSRs at fair value. Refer to Note 8 Goodwill and Other Intangible Assets for additional information on commercial MSRs.
(h)	These line items were corrected for the year ended December 31, 2013 to include transferred loans over which PNC regained effective control and the related liabilities that are recorded pursuant to ASC 860. This resulted in additional transfers into Level 3 of $15 million for both Loans and Other borrowed funds.

160 The PNC Financial Services Group, Inc. – Form 10-K

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

During 2014, there were transfers of one available for sale residential mortgage-backed non-agency security and one debt trading security of $77 million and $29 million, respectively, from Level 2 to Level 3 due to valuation inputs that were deemed to be unobservable. Additionally, there were transfers of available for sale state and municipal securities from Level 3 to Level 2 of $14 million due to an increase in valuation inputs that were deemed to be observable. Also during 2014, there were transfers of residential mortgage loans held for sale from Level 2 to Level 3 of $11 million as a result of reduced marketability in the secondary residential mortgage sales market which reduced the observability of valuation inputs. In addition, there were also transfers out of Level 3 residential mortgage loans held for sale and loans of $5 million and $105 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. Finally, there was approximately $20 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during 2014 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgages loans held for sale and Transfers into Level 3 loans within Table 84.

During 2013, there were transfers of residential mortgage loans held for sale and loans from Level 2 to Level 3 of $13 million and $29 million, respectively, as a result of reduced marketability in the secondary residential mortgage sales market which reduced the observability of valuation inputs. In addition, there were transfers of residential mortgage loans of $164 million that were reclassified from Level 2 to Level 3 due to the unobservable nature of the pool level pricing methodology. Also during 2013, there were transfers out of Level 3 residential mortgage loans held for sale and loans of $12 million and $28 million, respectively, primarily due to the transfer of residential mortgage loans held for sale and loans to OREO. In addition, there was approximately $84 million of Level 3 residential mortgage loans held for sale reclassified to Level 3 loans during 2013 due to the loans being reclassified from held for sale loans to held in portfolio loans. This amount was included in Transfers out of Level 3 residential mortgage loans held for sale and Transfers into Level 3 loans within Table 84. Furthermore, there were transfers of $15 million into Level 3 loans and other borrowed funds reflecting the correction to include transferred loans over which PNC regained effective control and the related liabilities recorded pursuant to ASC 860.

The PNC Financial Services Group, Inc. – Form 10-K 161

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 85: Fair Value Measurements – Recurring Quantitative Information

December 31, 2014

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Residential mortgage-backed non-agency securities	$4,798	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0%-28.9% (6.8%) 0%-16.7% (5.6%) 6.1%-100.0% (53.1%) 249bps weighted average	(a) (a) (a) (a)

Asset-backed securities	563	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0%-15.7% (5.9%) 1.7%-13.9% (7.6%) 14.6%-100% (73.5%) 352bps weighted average	(a) (a) (a) (a)

State and municipal securities	132 2	Discounted cash flow Consensus pricing (c)	Spread over the benchmark curve (b) Credit and Liquidity discount	55bps-165bps (67bps) 0%-20.0% (14.9%)

Other debt securities	30	Consensus pricing (c)	Credit and Liquidity discount	7.0%-95.0% (88.6%)

Trading securities – Debt	32	Consensus pricing (c)	Credit and Liquidity discount	0.0%-15.0% (8.0%)

Residential mortgage servicing rights	845	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	3.8%-32.7% (11.2%) 889bps-1,888bps (1,036bps)

Commercial mortgage servicing rights	506	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.0%-16.8% (8.0%) 2.5%-8.6% (6.6%)

Commercial mortgage loans held for sale	893	Discounted cash flow	Spread over the benchmark curve (b) Estimated servicing cash flows	37bps-4,025bps (549bps) 0.0%-2.0% (1.2%)

Equity investments – Direct investments	1,152	Multiple of adjusted earnings	Multiple of earnings	3.2x-13.9x (7.7x)

Equity investments – Indirect (d)	469	Net asset value	Net asset value

Loans – Residential real estate	114 154	Consensus pricing (c) Discounted cash flow	Cumulative default rate Loss severity Discount rate Loss severity Discount rate	2.0%-100% (90.5%) 0%-100% (35.6%) 5.4%-7.0% (6.4%) 8.0% weighted average 3.4% weighted average

Loans – Home equity	129	Consensus pricing (c)	Credit and Liquidity discount	26.0%-99.0% (51.0%)

BlackRock Series C Preferred Stock	375	Consensus pricing (c)	Liquidity discount	20.0%

BlackRock LTIP	(375)	Consensus pricing (c)	Liquidity discount	20.0%

Swaps related to sales of certain Visa Class B common shares	(135)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa Class A share price	41.1% 14.8%

Other borrowed funds – non-agency securitization	(166)	Consensus pricing (c)	Credit and Liquidity discount Spread over the benchmark curve (b)	0%-99.0% (18.0%) 113bps

Insignificant Level 3 assets, net of liabilities (e)	23

Total Level 3 assets, net of liabilities (f)	$9,541

162 The PNC Financial Services Group, Inc. – Form 10-K

December 31, 2013

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Residential mortgage-backed non-agency securities	$5,358	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0%-32.1% (6.0%) 0%-21.9% (6.6%) 6.1%-92.9% (52.3%) 237bps weighted average	(a) (a) (a) (a)

Asset-backed securities	641	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0%-11.1% (5.0%) 1.0%-13.9% (8.7%) 10.0%-100% (70.1%) 326bps weighted average	(a) (a) (a) (a)

State and municipal securities	132 201	Discounted cash flow Consensus pricing (c)	Spread over the benchmark curve (b) Credit and Liquidity discount	80bps-240bps (97bps) 0%-25.0% (8.3%)

Other debt securities	38	Consensus pricing (c)	Credit and Liquidity discount	7.0%-95.0% (88.4%)

Trading securities – Debt	32	Consensus pricing (c)	Credit and Liquidity discount	0%-20.0% (8.3%)

Residential mortgage servicing rights	1,087	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	2.2%-32.9% (7.6%) 889bps-1,888bps (1,024bps)

Commercial mortgage loans held for sale	586	Discounted cash flow	Spread over the benchmark curve (b)	460bps-6,655bps (972bps)

Equity investments – Direct investments	1,069	Multiple of adjusted earnings	Multiple of earnings	4.5x-10.8x (7.2x)

Equity investments – Indirect (d)	595	Net asset value	Net asset value

Loans – Residential real estate	225 179	Consensus pricing (c) Discounted cash flow	Cumulative default rate Loss severity Discount rate Loss severity Discount rate	2.0%-100% (80.0%) 0%-100% (48.4%) 12.0%-13.0% (12.2%) 8.0% weighted average 10.0% weighted average

Loans – Home equity	123	Consensus pricing (c)	Credit and Liquidity discount	36.0%-99.0% (55.0%)

BlackRock Series C Preferred Stock	332	Consensus pricing (c)	Liquidity discount	20.0%

BlackRock LTIP	(332)	Consensus pricing (c)	Liquidity discount	20.0%

Swaps related to sales of certain Visa Class B common shares	(90)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa Class A share price	41.7% 8.6%

Other borrowed funds-non-agency securitization	(184)	Consensus pricing (c)	Credit and Liquidity discount Spread over the benchmark curve (b)	0%-99.0% (18.0%) 13bps

Insignificant Level 3 assets, net of liabilities (e)	20
Total Level 3 assets, net of liabilities (f)	$10,012
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of December 31, 2014 totaling $4,081 million and $532 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2013 were $4,672 million and $610 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of this Note 7. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of December 31, 2014 of $717 million and $31 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2013 were $686 million and $31 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed since these investments are recorded at their net asset redemption values.
(e)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, residential mortgage loans held for sale, trading loans, other assets, other borrowed funds (ROAPs) and other liabilities. For additional information, please see the Fair Value Measurement discussion included in this Note 7.
(f)	Consisted of total Level 3 assets of $10,257 million and total Level 3 liabilities of $716 million as of December 31, 2014 and $10,650 million and $638 million as of December 31, 2013, respectively.

The PNC Financial Services Group, Inc. – Form 10-K 163

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 86 and Table 87.

Nonaccrual Loans

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

Loans Held for Sale

Loans held for sale includes syndicated commercial loan inventory. The fair value of the syndicated commercial loan inventory is primarily determined based on prices provided by a third-party vendor. The third-party vendor prices are based upon dealer quotes. For nonrecurring fair value measurements, these instruments are classified within Level 2. There were no loans held for sale categorized as Level 2 at December 31, 2013.

Prior to September 1, 2014, loans held for sale also included the carrying value of commercial mortgage loans which are intended to be sold to agencies with servicing retained. The fair value of the commercial mortgage loans held for sale is determined using discounted cash flows. Significant observable market data includes the applicable benchmark interest rates. These instruments are classified within Level 3. Significant unobservable inputs include a spread over the benchmark curve and the estimated servicing cash flows for loans sold to the agencies with servicing retained. Significant increases (decreases) to the spread over the benchmark curve would result in a significantly lower (higher) carrying value of the assets. Significant increases (decreases) in the estimated servicing cash flows for loans sold to the agencies with servicing retained would result in significantly higher (lower) carrying value.

Refer to the Fair Value Measurement section of this Note 7 for information on commercial mortgages held for sale to agencies subsequent to our September 1, 2014 election of fair value option.

164 The PNC Financial Services Group, Inc. – Form 10-K

Equity Investments

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

Commercial Mortgage Servicing Rights

As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the commercial MSRs. Refer to the Fair Value Measurement section of this Note 7 regarding the fair value of commercial MSRs.

Prior to 2014, commercial MSRs were initially recorded at fair value and subsequently accounted for at the lower of amortized cost or fair value. They were periodically evaluated for impairment and the amounts in Table 86 reflect an impairment of three strata at December 31, 2013 and two strata at December 31, 2012, respectively. For purposes of impairment, the commercial MSRs were stratified based on asset type, which characterizes the predominant risk of the underlying financial asset. The fair value of commercial MSRs was estimated by using a discounted cash flow model incorporating unobservable inputs for assumptions as to constant prepayment rates, discount rates and other factors. Significant increases (decreases) in constant prepayment rates and discount rates would result in significantly lower (higher) commercial MSR value determined based on current market conditions and expectations.

OREO and Foreclosed Assets

OREO and foreclosed assets represent the carrying value of OREO and foreclosed assets for which valuation adjustments were recorded subsequent to the transfer to OREO and foreclosed assets. Valuation adjustments are based on the fair value less cost to sell of the property. Fair value is based on appraised value or sales price.

The appraisal process for OREO and foreclosed properties is the same as described above for nonaccrual loans. In instances where we have agreed to sell the property to a third party, the fair value is based on the contractual sale price adjusted for costs to sell. The significant unobservable inputs for OREO and foreclosed assets are the appraised value or the sales price. The estimated costs to sell are incremental direct costs to transact a sale such as broker commissions, legal, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The costs to sell are based on costs associated with our sales of commercial and residential OREO and foreclosed assets, which are assessed annually.

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

Table 86: Fair Value Measurements – Nonrecurring

	Fair Value
In millions	December 31 2014	December 31 2013
Assets (a)
Nonaccrual loans	$54	$35
Loans held for sale (b)	8	224
Equity investments	17	6
Commercial mortgage servicing rights (c)		543
OREO and foreclosed assets	168	181
Long-lived assets held for sale	22	51
Total assets	$269	$1,040

Year ended December 31 In millions	Gains (Losses)
	2014	2013	2012
Assets
Nonaccrual loans	$(19)	$(8)	$(68)
Loans held for sale (b)		(7)	(4)
Equity investments	(2)	(1)
Commercial mortgage servicing rights (c)		88	(5)
OREO and foreclosed assets	(19)	(26)	(73)
Long-lived assets held for sale	(14)	(40)	(20)
Total assets	$(54)	$6	$(170)
(a)	All Level 3 as of December 31, 2014 and 2013 except for $8 million included in Loans held for sale which was categorized as Level 2 as of December 31, 2014.
(b)	As of September 1, 2014, PNC elected to account for agency loans held for sale at fair value. Accordingly, beginning on September 1, 2014, all new commercial mortgage loans held for sale originated for sale to the agencies are measured at fair value on a recurring basis.
(c)	As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial MSRs at fair value. Accordingly, beginning with the first quarter of 2014, commercial MSRs are measured at fair value on a recurring basis.

The PNC Financial Services Group, Inc. – Form 10-K 165

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 87: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
December 31, 2014
Assets
Nonaccrual loans (a)	$29	LGD percentage (b)	Loss severity	2.9%-68.5% (42.1%)
Equity investments	17	Discounted cash flow	Market rate of return	6.0%
Other (c)	215	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Total Assets	$261
December 31, 2013
Assets
Nonaccrual loans (a)	$21	LGD percentage (b)	Loss severity	7.0%-84.9% (36.6%)
Loans held for sale (d)	224	Discounted cash flow	Spread over the benchmark curve (e) Estimated servicing cash flows	35bps-220bps (144bps) .8%-3.5% (2.0%)
Equity investments	6	Discounted cash flow	Market rate of return	6.5%
Commercial mortgage servicing rights (f)	543	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.1%-11.8% (7.7%) 5.4%-7.6% (6.7%)
Other (c)	246	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Total Assets	$1,040
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	LGD percentage represents the amount that PNC expects to lose in the event a borrower defaults on an obligation.
(c)	Other included Nonaccrual loans of $25 million, OREO and foreclosed assets of $168 million and Long-lived assets held for sale of $22 million as of December 31, 2014. Comparably, as of December 31, 2013, Other included Nonaccrual loans of $14 million, OREO and foreclosed assets of $181 million and Long-lived assets held for sale of $51 million. The fair value of these assets is determined based on appraised value or sales price, the range of which is not meaningful to disclose.
(d)	As of September 1, 2014, PNC elected to account for agency loans held for sale at fair value. Accordingly, beginning on September 1, 2014, all new commercial mortgage loans held for sale originated for sale to the agencies are measured at fair value on a recurring basis.
(e)	The assumed yield spread over benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks such as credit and liquidity risks.
(f)	As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial MSRs at fair value. Accordingly, beginning with the first quarter of 2014, commercial MSRs are measured at fair value on a recurring basis.

166 The PNC Financial Services Group, Inc. – Form 10-K

Financial Instruments Accounted For Under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, please refer to the Fair Value Measurement section of this Note 7. These financial instruments are initially measured at fair value, gains and losses from initial measurement and any changes in fair value are subsequently recognized in earnings. Additional information about the financial instruments for which we elected the fair value option follows.

Customer Resale Agreements

Interest income on structured resale agreements is reported on the Consolidated Income Statement in Other interest income. Changes in fair value due to instrument-specific credit risk for 2014 and 2013 were not material.

Residential Mortgage-Backed Agency Securities with Embedded Derivatives

Interest income on these securities is reported on the Consolidated Income Statement in Other interest income.

Trading Loans

Interest income on trading loans is reported on the Consolidated Income Statement in Other interest income.

Commercial Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. The impact on earnings of offsetting economic hedges is not reflected in these amounts. Changes in fair value due to instrument-specific credit risk for both 2014 and 2013 were not material.

Residential Mortgage Loans Held for Sale

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in Other interest income. Throughout 2014 and 2013, certain residential mortgage loans for which we elected the fair value option were subsequently reclassified to portfolio loans. Changes in fair value due to instrument-specific credit risk for 2014 and 2013 were not material.

Residential Mortgage Loans – Portfolio

Interest income on these loans is recorded as earned and reported on the Consolidated Income Statement in either Loan interest income or Other interest income. Interest income on the Home Equity Lines of Credit for which we elected the fair value option during first quarter 2013 is reported on the Consolidated Income Statement in Loan interest income.

Other Borrowed Funds

Interest expense on the Other borrowed funds for which we have elected the fair value option is reported on the Consolidated Income Statement in Borrowed funds interest expense.

The changes in fair value included in Noninterest income for items for which we elected the fair value option follow.

Table 88: Fair Value Option – Changes in Fair Value (a)

Year ended December 31 In millions	Gains (Losses)
	2014	2013	2012
Assets
Customer resale agreements	$(3)	$(7)	$(10)
Residential mortgage-backed agency securities with embedded derivatives (b)			13
Trading loans	2	3	2
Commercial mortgage loans held for sale	50	(10)	(5)
Residential mortgage loans held for sale (c)	212	213	(223)
Residential mortgage loans – portfolio (c)	157	60	7
BlackRock Series C Preferred Stock	43	122	33
Liabilities
Other borrowed funds	(5)	(9)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	At December 31, 2014, 2013 and 2012, the balance of residential mortgage-backed agency securities with embedded derivatives carried in Trading securities was zero.
(c)	Prior periods were corrected for the allocation between Residential mortgage loans held for sale and Residential mortgage loans – portfolio. This resulted in a decrease of $34 million from gains on Residential mortgage loans held for sale and an increase of $33 million to gains on Residential mortgage loans – portfolio for 2013. Comparable amounts for 2012 were a decrease of $43 million from gains on Residential mortgage loans held for sale and an increase of $43 million to gains on Residential mortgage loans – portfolio.

The PNC Financial Services Group, Inc. – Form 10-K 167

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 89: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2014
Assets
Customer resale agreements	$155	$148	$7
Trading loans	37	37
Residential mortgage loans held for sale
Performing loans	1,236	1,176	60
Accruing loans 90 days or more past due	9	9
Nonaccrual loans	16	17	(1)
Total	1,261	1,202	59
Commercial mortgage loans held for sale (a)
Performing loans	873	908	(35)
Nonaccrual loans	20	64	(44)
Total	893	972	(79)
Residential mortgage loans – portfolio
Performing loans	194	256	(62)
Accruing loans 90 days or more past due (b)	570	573	(3)
Nonaccrual loans	270	449	(179)
Total	1,034	1,278	(244)
Liabilities
Other borrowed funds	$273	$312	$(39)
December 31, 2013
Assets
Customer resale agreements	$207	$196	$11
Trading loans	6	6
Residential mortgage loans held for sale
Performing loans	1,298	1,260	38
Accruing loans 90 days or more past due	2	2
Nonaccrual loans	15	18	(3)
Total	1,315	1,280	35
Commercial mortgage loans held for sale (a)
Performing loans	583	669	(86)
Nonaccrual loans	3	9	(6)
Total	586	678	(92)
Residential mortgage loans – portfolio (c)
Performing loans	233	332	(99)
Accruing loans 90 days or more past due (b)	552	626	(74)
Nonaccrual loans	365	598	(233)
Total	1,150	1,556	(406)
Liabilities
Other borrowed funds (c)	$309	$353	$(44)
(a)	There were no accruing loans 90 days or more past due within this category at December 31, 2014 or December 31, 2013.
(b)	Included in this population are government insured loans and non-government insured home equity loans. Loans that are insured by the government result in a higher fair value than those that do not have that guarantee.
(c)	Prior period amounts were corrected in our third quarter 2014 10-Q to include transferred loans over which PNC regained effective control and the related liabilities that are recorded pursuant to ASC 860. This resulted in increases of $125 million in fair value and $128 million in aggregate unpaid principal balance for both Residential mortgage loans – portfolio and Other borrowed funds as of December 31, 2013.

168 The PNC Financial Services Group, Inc. – Form 10-K

Additional Fair Value Information Related to Other Financial Instruments

The following table presents the carrying amounts and estimated fair values, including the level within the fair value hierarchy, of all other financial instruments that are not measured on the consolidated financial statements at fair value as of December  31, 2014 and 2013.

Table 90: Additional Fair Value Information Related to Other Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
December 31, 2014
Assets
Cash and due from banks	$4,360	$4,360	$4,360
Short-term assets	34,380	34,380		$34,380
Securities held to maturity	11,588	11,984	292	11,683	$9
Loans held for sale	108	108		56	52
Net loans (excludes leases)	192,573	194,564			194,564
Other assets	1,879	2,544		1,802	742	(a	)
Total Assets	$244,888	$247,940	$4,652	$47,921	$195,367
Liabilities
Demand, savings and money market deposits	$210,838	$210,838		$210,838
Time deposits	21,396	21,392		21,392
Borrowed funds	55,329	56,011		54,574	$1,437
Unfunded loan commitments and letters of credit	240	240			240
Total Liabilities	$287,803	$288,481		$286,804	$1,677
December 31, 2013
Assets
Cash and due from banks	$4,043	$4,043	$4,043
Short-term assets	14,906	14,906		$14,906
Securities held to maturity	11,687	11,765	243	11,505	$17
Loans held for sale	354	355			355
Net loans (excludes leases)	183,155	184,737			184,737
Other assets	1,765	2,578		1,607	971	(a	)
Total Assets	$215,910	$218,384	$4,286	$28,018	$186,080
Liabilities
Demand, savings and money market deposits	$197,465	$197,465		$197,465
Time deposits	23,466	23,487		23,487
Borrowed funds	44,776	45,607		44,320	$1,287
Unfunded loan commitments and letters of credit	224	224			224
Total Liabilities	$265,931	$266,783		$265,272	$1,511
(a)	Represents estimated fair value of Visa Class B common shares, which was estimated solely based upon the December 31, 2014 and December 31, 2013 closing price for the Visa Class A common shares, respectively, and the Visa Class B common share conversion rate, which reflects adjustments in respect of all litigation funding by Visa as of that date. The transfer restrictions on the Visa Class B common shares could impact the aforementioned estimate, until they can be converted to Class A common shares. See Note 22 Commitments and Guarantees for additional information.

The PNC Financial Services Group, Inc. – Form 10-K 169

The aggregate fair values in the preceding table represent only a portion of the total market value of PNC’s assets and liabilities as, in accordance with the guidance related to fair values of financial instruments, Table 90 excludes the following:

•	financial instruments recorded at fair value on a recurring basis,
•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	mortgage servicing rights,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

We used the following methods and assumptions to estimate the fair value amounts for financial instruments included in Table 90.

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

Securities held to maturity

We primarily use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. As of December 31, 2014, 94% of the positions in the held to maturity portfolio were priced by pricing services provided by third-party vendors. Refer to the Fair Value Measurement section of this Note 7 for additional information relating to our pricing processes and procedures.

Net Loans And Loans Held For Sale

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. For purchased impaired loans, fair value is assumed to equal PNC’s carrying value, which represents the present value of expected future principal and interest cash flows, as adjusted for any ALLL recorded for these loans. See Note 4 Purchased Loans for additional information. For revolving home equity loans and commercial credit lines, this fair value does not include any amount for new loans or the related fees that will be generated from the existing customer relationships. Nonaccrual loans are valued at their estimated recovery value. Loans are presented net of the ALLL and do not include future accretable discounts related to purchased impaired loans.

Other Assets

Other assets as shown in Table 90 includes equity investments carried at cost as well as FHLB and FRB stock. The aggregate carrying value of our FHLB and FRB stock was $1.8 billion at December 31, 2014 and was $1.6 billion at December 31, 2013, which approximates fair value at each date.

Investments accounted for under the equity method, including our investment in BlackRock, are not included in Table 90.

Deposits

For deposits with no defined maturity, such as noninterest-bearing and interest-bearing demand and interest-bearing money market and savings deposits, carrying values approximate fair values. For time deposits, fair values are estimated by discounting contractual cash flows using current market rates for instruments with similar maturities. The value of long-term relationships with depositors was not taken into account in estimating fair values.

Borrowed Funds

For short-term borrowings, including Federal funds purchased, commercial paper, repurchase agreements, and certain other short-term borrowings and payables, carrying values approximated fair values. For long-term borrowed funds, quoted market prices are used, when available, to estimate fair value. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar terms and maturities.

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

170 The PNC Financial Services Group, Inc. – Form 10-K

NOTE 8 GOODWILL AND OTHER INTANGIBLE ASSETS

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

Goodwill

Changes in goodwill by business segment during 2014 and 2013 follow:

Table 91: Changes in Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
December 31, 2012	$5,794	$3,214	$64	$9,072
Other	1	1		2
December 31, 2013	$5,795	$3,215	$64	$9,074
Other		29		29
December 31, 2014	$5,795	$3,244	$64	$9,103
(a)	The Residential Mortgage Banking and Non-Strategic Assets Portfolio business segments did not have any goodwill allocated to them during 2014 and 2013.

We conduct a goodwill impairment test on our reporting units at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. The fair value of our reporting units is determined by using discounted cash flow and, when applicable, market comparability methodologies. Based on the results of our analysis, there were no impairment charges related to goodwill in 2014 or 2013.

Other Intangible Assets

As of January 1, 2014, PNC made an irrevocable election to measure all classes of commercial MSRs at fair value, which precludes the recognition of valuation allowance or accumulated amortization. Refer to the Mortgage Servicing Rights section of this Note 8 for additional information regarding commercial mortgage servicing rights.

The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by major category consisted of the following:

Table 92: Other Intangible Assets

In millions	December 31 2014	December 31 2013
Customer-related and other intangibles
Gross carrying amount (a)	$1,502	$1,676
Accumulated amortization (a)	(1,009)	(1,096)
Net carrying amount	$493	$580
Mortgage servicing rights (b)
Gross carrying amount	$1,351	$2,620
Valuation allowance		(88)
Accumulated amortization		(896)
Net carrying amount	$1,351	$1,636
Total	$1,844	$2,216
(a)	The decrease in the gross carrying amount and accumulated amortization from December 31, 2013 was due to the removal of fully amortized assets.
(b)	Upon the first quarter 2014 irrevocable election of fair value for commercial MSRs, the gross carrying amount of MSRs as of December 31, 2014 represents the fair value of commercial and residential MSRs.

Amortization expense on existing intangible assets follows:

Table 93: Amortization Expense on Existing Intangible Assets

In millions
2012 (a)	$310
2013 (a)	243
2014	128
2015	114
2016	97
2017	83
2018	72
2019	61
(a)	Amounts include amortization expense related to commercial MSRs. As of January 1, 2014, PNC made an irrevocable election to measure commercial MSRs at fair value, and, accordingly, amortization expense for commercial MSRs is no longer recorded.

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

Changes in customer-related intangible assets during 2014 and 2013 follow:

Table 94: Summary of Changes in Customer-Related and Other Intangible Assets

In millions	Customer- Related
December 31, 2012	$726
Amortization	(146)
December 31, 2013	$580
Additions	41
Amortization	(128)
December 31, 2014	$493

Mortgage Servicing Rights

We recognize as an other intangible asset the right to service mortgage loans for others. MSRs are purchased or originated when loans are sold with servicing retained.

Commercial Mortgage Servicing Rights

As of January 1, 2014, PNC made an irrevocable election to subsequently measure all classes of commercial MSRs at fair value in order to eliminate any potential measurement mismatch between our economic hedges and the commercial MSRs. The impact of the cumulative-effect adjustment to retained earnings was not material, and the valuation allowance associated with the commercial MSRs was

The PNC Financial Services Group, Inc. – Form 10-K 171

reclassified to the gross carrying amount of commercial MSRs. We recognize gains/(losses) on changes in the fair value of commercial MSRs as a result of the election. Commercial MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and also from defaults. We manage this risk by economically hedging the fair value of commercial MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of commercial MSRs declines (or increases).

The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating inputs for assumptions as to constant prepayment rates, discount rates and other factors determined based on current market conditions and expectations.

Changes in commercial MSRs accounted for at fair value during 2014 follow:

Table 95: Commercial Mortgage Servicing Rights Accounted for at Fair Value

In millions	2014
January 1	$552
Additions:
From loans sold with servicing retained	53
Purchases	43
Changes in fair value due to:
Time and payoffs (a)	(89)
Other (b)	(53)
December 31	$506
Unpaid principal balance of loans serviced for others at December 31	$143,738
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

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

Changes in commercial MSRs during 2013 and 2012, prior to the irrevocable fair value election, follow:

Table 96: Commercial Mortgage Servicing Rights Accounted for Under the Amortization Method

In millions	2013	2012
Commercial Mortgage Servicing Rights – Net Carrying Amount
January 1	$420	$468
Additions (a)	138	73
Amortization expense (b)	(97)	(142)
Change in valuation allowance	88	21
December 31	$549	$420
Commercial Mortgage Servicing Rights – Valuation Allowance
January 1	$(176)	$(197)
Provision	(21)	(46)
Recoveries	108	43
Other (b)	1	24
December 31	$(88)	$(176)
(a)	Additions for 2013 included $53 million from loans sold with servicing retained and $85 million from purchases of servicing rights from third parties. Comparable amounts were $45 million and $28 million, respectively, for 2012.
(b)	Includes a direct write-down of servicing rights for $24 million recognized in the first quarter of 2012 primarily due to market-driven changes in interest rates.

Residential Mortgage Servicing Rights

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

172 The PNC Financial Services Group, Inc. – Form 10-K

Changes in the residential MSRs follow:

Table 97: Residential Mortgage Servicing Rights

In millions	2014	2013	2012
January 1	$1,087	$650	$647
Additions:
From loans sold with servicing retained	85	158	117
RBC Bank (USA) acquisition (a)			16
Purchases	45	110	175
Sales		(4)
Changes in fair value due to:
Time and payoffs (b)	(134)	(193)	(167)
Other (c)	(238)	366	(138)
December 31	$845	$1,087	$650
Unpaid principal balance of loans serviced for others at December 31	$108,010	$113,994	$119,262
(a)	See Note 2 Acquisition and Divestiture Activity in our 2013 Form 10-K for additional discussion of our 2012 acquisition of RBC Bank (USA).
(b)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(c)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of December 31, 2014 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 98: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2014	December 31 2013
Fair value	$506	$552
Weighted-average life (years)	4.7	5.3
Weighted-average constant prepayment rate	8.03%	7.52%
Decline in fair value from 10% adverse change	$10	$12
Decline in fair value from 20% adverse change	$19	$23
Effective discount rate	6.59%	6.91%
Decline in fair value from 10% adverse change	$13	$18
Decline in fair value from 20% adverse change	$26	$35

Table 99: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2014	December 31 2013
Fair value	$845	$1,087
Weighted-average life (years)	6.1	7.9
Weighted-average constant prepayment rate	11.16%	7.61%
Decline in fair value from 10% adverse change	$36	$34
Decline in fair value from 20% adverse change	$69	$67
Weighted-average option adjusted spread	10.36%	10.24%
Decline in fair value from 10% adverse change	$31	$47
Decline in fair value from 20% adverse change	$61	$91

Fees from mortgage and other loan servicing, comprised of contractually specified servicing fees, late fees and ancillary fees, follows:

Table 100: Fees from Mortgage and Other Loan Servicing

In millions	2014	2013	2012
Fees from mortgage and other loan servicing	$503	$544	$557

We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset.

Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

The PNC Financial Services Group, Inc. – Form 10-K 173

NOTE 9 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Table 101: Premises, Equipment and Leasehold Improvements

In millions	December 31 2014	December 31 2013
Total Premises, equipment and leasehold improvements (a)	$9,416	$8,903
Accumulated depreciation and amortization	(3,773)	(3,285)
Net book value	$5,643	$5,618
(a)	Primarily relates to equipment and buildings.

Depreciation expense on premises, equipment and leasehold improvements and amortization expense, excluding intangible assets and primarily for capitalized internally developed software, was as follows:

Table 102: Depreciation and Amortization Expense

Year ended December 31 In millions	2014	2013	2012
Continuing operations:
Depreciation	$618	$546	$521
Amortization	30	23	19

We lease certain facilities and equipment under agreements expiring at various dates through the year 2081. We account for these as operating leases. Rental expense on such leases was as follows:

Table 103: Lease Rental Expense

Year ended December 31 In millions	2014	2013	2012
Continuing operations:	$414	$412	$405

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $2.7 billion at December 31, 2014. Future minimum annual rentals are as follows:

•	2015: $376 million,
•	2016: $329 million,
•	2017: $293 million,
•	2018: $261 million,
•	2019: $217 million, and
•	2020 and thereafter: $1.2 billion.

NOTE 10 TIME DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $8.8 billion at December 31, 2014 and $9.0 billion at December 31, 2013.

Total time deposits of $21.4 billion at December 31, 2014 have future contractual maturities, including related purchase accounting adjustments, as follows:

•	2015: $15.2 billion,
•	2016: $2.2 billion,
•	2017: $0.5 billion,
•	2018: $0.3 billion,
•	2019: $0.4 billion, and
•	2020 and thereafter: $2.8 billion.

NOTE 11 BORROWED FUNDS

The following shows the carrying value of total borrowed funds of $56.8 billion at December 31, 2014 (including adjustments related to purchase accounting, accounting hedges and unamortized original issuance discounts) by remaining contractual maturity:

•	2015: $15.3 billion,
•	2016: $8.4 billion,
•	2017: $10.7 billion,
•	2018: $6.4 billion,
•	2019: $6.9 billion, and
•	2020 and thereafter: $9.1 billion.

Included in the following table are balances of long-term bank notes along with senior and subordinated debt and the related contractual rates and maturity dates at December 31, 2014.

Table 104: Bank Notes, Senior Debt and Subordinated Debt

December 31, 2014 – Dollars in millions	Carrying Value	Stated Rate	Maturity
Bank notes	$8,574	zero-3.30%	2015-2043
Senior debt	7,176	2.70%-6.70%	2015-2022
Bank notes and senior debt	$15,750
Subordinated debt
Junior	$205	.81%	2028
Other	8,946	.61%-6.88%	2015-2025
Subordinated debt	$9,151

In the table above, the carrying values for senior debt, subordinated debt and bank notes include basis adjustments of $193 million, $317 million and $20 million, respectively, related to fair value accounting hedges as of December 31, 2014.

174 The PNC Financial Services Group, Inc. – Form 10-K

The $205 million of junior subordinated debt included in the above table represents the carrying value of debt redeemable prior to maturity. This carrying value and related net discounts of $1 million comprise the $206 million principal amount of junior subordinated debentures that are discussed in Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities.

Included in borrowed funds are FHLB borrowings of $20.0 billion at December 31, 2014, which are generally collateralized by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. FHLB borrowings have balances that will mature from 2015 – 2030, with interest rates ranging from zero to 7.33%. There were no short-term FHLB advances as of December 31, 2014.

Also included in borrowed funds are repurchase agreements. See Note 22 Commitments and Guarantees for additional information on those agreements. Additionally, certain borrowings are reported at fair value. Refer to Note 7 Fair Value for more information on those borrowings.

NOTE 12 CAPITAL SECURITIES OF A SUBSIDIARY TRUST AND PERPETUAL TRUST SECURITIES

At December 31, 2014, PNC had $206 million in principal amount of an outstanding junior subordinated debenture associated with $200 million of trust preferred securities that were issued by a subsidiary statutory trust. These trust preferred securities represented non-voting preferred beneficial interests in the assets of the following Trust:

Table 105: Capital Securities of a Subsidiary Trust

Trust	Date Formed	Description of Capital Securities	Redeemable
PNC Capital Trust C	June 1998	$200 million due June 1, 2028, bearing interest at a floating rate per annum equal to 3-month LIBOR plus 57 basis points. The rate in effect at December 31, 2014 was .806%.	On or after June 1, 2008 at par.

This Trust is a wholly-owned finance subsidiary of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. In accordance with GAAP, the financial statements of the Trust are not included in PNC’s consolidated financial statements.

At December 31, 2014, PNC’s junior subordinated debt with a carrying value of $205 million represented debentures purchased and held as assets by the Trust and redeemable prior to maturity.

The obligations of the parent of the Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of the Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 20 Regulatory Matters. PNC is also subject to restrictions on dividends and other provisions potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II, as described in the following Perpetual Trust Securities section, and to other provisions similar to or in some ways more restrictive than those potentially imposed under that agreement.

Table 106: Perpetual Trust Securities Summary

We have issued certain hybrid capital vehicles, and the following table lists those that are outstanding as of December 31, 2014.

Date	Entity (a)	Private Placement (b)	Rate (c)	Trust Issuing Notes (d)
March 2007	PNC Preferred Funding LLC	$500 million	1.463%	PNC Preferred Funding Trust II (e)
December 2006	PNC Preferred Funding LLC	$500 million	1.891%	PNC Preferred Funding Trust I (f)
(a)	PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on PNC’s Consolidated Balance Sheet.
(b)	Fixed-to-Floating Rate Non-cumulative Exchangeable Perpetual Trust Securities.
(c)	As of December 31, 2014.
(d)	The trusts’ investments in the LLC’s preferred securities are characterized as a noncontrolling interest on our Consolidated Balance Sheet. This noncontrolling interest totaled approximately $981 million at December 31, 2014.
(e)	Automatically exchangeable into a share of Series I Non-Cumulative Perpetual Preferred Stock of PNC (Series I Preferred Stock).
(f)	Automatically exchangeable into a share of Series F Non-Cumulative Perpetual Preferred Stock of PNC Bank (PNC Bank Preferred Stock).

The PNC Financial Services Group, Inc. – Form 10-K 175

These Trust Securities are automatically exchangeable as set forth above under certain conditions relating to the capitalization or the financial condition of PNC Bank, National Association (PNC Bank) and upon the direction of the Office of the Comptroller of the Currency.

On March 15, 2013 we redeemed all $375 million of the PNC Preferred Funding Trust III securities with a distribution rate of 8.7%.

Table 107: Summary of Replacement Capital Covenants of Perpetual Trust Securities

Replacement Capital Covenant (RCC) (a)	Trust	Description of Capital Covenants
Trust I RCC	PNC Preferred Funding Trust I	Neither we nor our subsidiaries (other than PNC Bank and its subsidiaries) would purchase the Trust Securities, the LLC Preferred Securities or the PNC Bank Preferred Stock unless such repurchases or redemptions are made from proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the Trust I RCC.
Trust II RCC	PNC Preferred Funding Trust II	Until March 29, 2017, neither we nor our subsidiaries would purchase or redeem the Trust II Securities, the LLC Preferred Securities or the Series I Preferred Stock unless such repurchases or redemptions are made from proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the Trust II RCC.
(a)	As of December 31, 2014, each of the Trust I RCC and the Trust II RCC are for the benefit of holders of our $200 million of Floating Rate Junior Subordinated Notes issued in June 1998.

Table 108: Summary of Contractual Commitments of Perpetual Trust Securities

Trust	Description of Restrictions on Dividend Payments (c)
PNC Preferred Funding Trust I (a)	If full dividends are not paid in a dividend period, neither PNC Bank nor its subsidiaries will declare or pay dividends or other distributions with respect to, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its equity capital securities during the next succeeding period (other than to holders of the LLC Preferred Securities and any parity equity securities issued by the LLC). (d)
PNC Preferred Funding Trust II (b)	If full dividends are not paid in a dividend period, PNC will not declare or pay dividends with respect to, or redeem, purchase or acquire, any of its equity capital securities during the next succeeding dividend period. (e)
(a)	Contractual commitments made by PNC Bank.
(b)	Contractual commitments made by PNC.
(c)	Applies to the applicable Trust Securities and the LLC Preferred Securities.
(d)	Except: (i) in the case of dividends payable to subsidiaries of PNC Bank, to PNC Bank or another wholly-owned subsidiary of PNC Bank or (ii) in the case of dividends payable to persons that are not subsidiaries of PNC Bank, to such persons only if, (A) in the case of a cash dividend, PNC has first irrevocably committed to contribute amounts at least equal to such cash dividend or (B) in the case of in-kind dividends payable by PNC REIT Corp., PNC has committed to purchase such in-kind dividend from the applicable PNC REIT Corp. holders in exchange for a cash payment representing the market value of such in-kind dividend, and PNC has committed to contribute such in-kind dividend to PNC Bank.
(e)	Except for: (i) purchases, redemptions or other acquisitions of shares of capital stock of PNC in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) purchases of shares of common stock of PNC pursuant to a contractually binding requirement to buy stock existing prior to the commencement of the extension period, including under a contractually binding stock repurchase plan, (iii) any dividend in connection with the implementation of a shareholders’ rights plan, or the redemption or repurchase of any rights under any such plan, (iv) as a result of any exchange or conversion of any class or series of PNC’s capital stock for any other class or series of PNC’s capital stock, (v) the purchase of fractional interests in shares of PNC capital stock pursuant to the conversion or exchange provisions of such stock or the security being converted or exchanged or (vi) any stock dividends paid by PNC where the dividend stock is the same stock as that on which the dividend is being paid.

176 The PNC Financial Services Group, Inc. – Form 10-K

NOTE 13 EMPLOYEE BENEFIT PLANS

Pension And Postretirement Plans

We have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Earnings credit percentages for those employees who were plan participants on December 31, 2009 are frozen at their level earned to that point. Earnings credits for all employees who become participants on or after January 1, 2010 are a flat 3% of eligible compensation. Plan participants at December 31, 2009 earn interest based on 30-year Treasury securities with a minimum rate, while new participants on or after January 1, 2010 are not subject to the minimum rate. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. The nonqualified pension and postretirement benefit plans are unfunded. PNC currently intends to begin funding some or all of the postretirement medical benefit obligations through a voluntary employee beneficiary association (VEBA) in mid-to-late 2015. PNC reserves the right to terminate plans or make plan changes at any time.

We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension plan follows.

Table 109: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2014	2013	2014	2013	2014	2013
Accumulated benefit obligation at end of year	$4,427	$3,890	$316	$287
Projected benefit obligation at beginning of year	$3,966	$4,512	$292	$362	$375	$394
Service cost	103	113	3	3	5	6
Interest cost	187	170	12	12	16	14
Plan amendments	(7)
Actuarial (gains)/losses and changes in assumptions	504	(453)	40	(26)	4	(9)
Participant contributions					8	13
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(254)	(376)	(25)	(20)	(31)	(34)
Settlement payments				(39)		(11)
Projected benefit obligation at end of year	$4,499	$3,966	$322	$292	$379	$375
Fair value of plan assets at beginning of year	$4,252	$4,009
Actual return on plan assets	359	619
Employer contribution			$25	$59	$21	$30
Participant contributions					8	13
Federal Medicare subsidy on benefits paid					2	2
Benefits paid	(254)	(376)	(25)	(20)	(31)	(34)
Settlement payments				(39)		(11)
Fair value of plan assets at end of year	$4,357	$4,252
Funded status	$(142)	$286	$(322)	$(292)	$(379)	$(375)
Amounts recognized on the consolidated balance sheet
Noncurrent asset		$286
Current liability			$(31)	$(28)	$(25)	$(29)
Noncurrent liability	$(142)		(291)	(264)	(354)	(346)
Net amount recognized on the consolidated balance sheet	$(142)	$286	$(322)	$(292)	$(379)	$(375)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost (credit)	$(22)	$(23)	$1	$1	$(4)	$(6)
Net actuarial loss	673	239	88	52	31	27
Amount recognized in AOCI	$651	$216	$89	$53	$27	$21

The PNC Financial Services Group, Inc. – Form 10-K 177

At December 31, 2014, the fair value of the qualified pension plan assets was less than both the accumulated benefit obligation and the projected benefit obligation.

The nonqualified pension plan is unfunded. Contributions from PNC and, in the case of the postretirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy as shown in Table 109.

In March 2010, the Patient Protection and Affordable Care Act (PPACA) was enacted. Key aspects of the PPACA which are reflected in our consolidated financial statements include the excise tax on high-cost health plans beginning in 2018 and fees for the Transitional Reinsurance Program and the Patient-Centered Outcomes Research Institute. These provisions did not have a significant effect on our postretirement medical liability or costs. The Early Retiree Reinsurance Program (ERRP) was established by the PPACA. Congress appropriated funding of $5.0 billion for this temporary ERRP to provide financial assistance to employers, unions, and state and local governments to help them maintain coverage for early retirees age 55 and older who are not yet eligible for Medicare, including their spouses, surviving spouses, and dependents. In 2014, PNC did not receive reimbursement related to the 2013 plan year and did not receive reimbursement in 2013 related to the 2012 plan year. In 2012, the amount of reimbursement PNC received related to the 2011 plan year was not significant.

PNC Pension Plan Assets

Assets related to our qualified pension plan (the Plan) are held in trust (the Trust). Effective July 1, 2011, the trustee is The Bank of New York Mellon. The Trust is exempt from tax pursuant to section 501(a) of the Internal Revenue Code (the Code). The Plan is qualified under section 401(a) of the Code. Plan assets consist primarily of listed domestic and international equity securities, U.S. government and agency securities, corporate debt securities, and real estate investments. The Plan held no PNC common stock as of December 31, 2014 and December 31, 2013.

The PNC Financial Services Group, Inc. Administrative Committee (the Administrative Committee) adopted the Pension Plan Investment Policy Statement, including target allocations and allowable ranges, on August 13, 2008. On February 25, 2010, the Administrative Committee amended the investment policy to include a dynamic asset allocation approach and also updated target allocation ranges for certain asset categories. On February 24, 2014, the Administrative Committee amended the investment policy to update the target allocation ranges for certain asset categories.

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

The asset strategy allocations for the Trust at the end of 2014 and 2013, and the target allocation range at the end of 2014, by asset category, are as follows.

Table 110: Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
PNC Pension Plan		2014	2013
Asset Category
Domestic Equity	20 – 40%	34%	33%
International Equity	10 – 25%	23%	23%
Private Equity	0 – 15%	6%	4%
Total Equity	40 – 70%	63%	60%
Domestic Fixed Income	10 – 40%	17%	21%
High Yield Fixed Income	0 – 25%	13%	13%
Total Fixed Income	10 – 65%	30%	34%
Real estate	0 – 15%	5%	5%
Other	0 – 5%	2%	1%
Total		100%	100%

178 The PNC Financial Services Group, Inc. – Form 10-K

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total Plan assets held as of December 31, 2014 for equity securities, fixed income securities, real estate and all other assets are 69%, 22%, 5% and 4%, respectively.

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

BlackRock receives compensation for providing investment management services. The Asset Management Group business segment also receives compensation for payor-related services. Compensation for such services is paid by PNC and was not significant for 2014, 2013 or 2012. Non-affiliate service providers for the Trust are compensated from Plan assets.

Fair Value Measurements

As further described in Note 7 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.

A description of the valuation methodologies used for assets measured at fair value at both December 31, 2014 and December 31, 2013 follows:

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

The PNC Financial Services Group, Inc. – Form 10-K 179

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December  31, 2014 and 2013.

Table 111: Pension Plan Assets – Fair Value Hierarchy

	Fair Value Measurements Using:
In millions	December 31 2014 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$121	$121
U.S. government and agency securities	294	147	$147
Corporate debt (a)	648		638	$10
Common stock	1,041	1,040	1
Preferred stock	6		6
Mutual funds	220	2	218
Interest in Collective Funds (b)	1,698		1,589	109
Limited partnerships	274		2	272
Other	55	(4)	59
Total	$4,357	$1,306	$2,660	$391

	Fair Value Measurements Using:
In millions	December 31 2013 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$130	$130
U.S. government and agency securities	316	192	$124
Corporate debt (a)	751		738	$13
Common stock	1,055	1,053	2
Preferred Stock	15		15
Mutual funds	199	4	195
Interest in Collective Funds (c)	1,572		1,474	98
Limited partnerships	184		2	182
Other	30		30
Total	$4,252	$1,379	$2,580	$293
(a)	Corporate debt includes $63 million and $84 million of non-agency mortgage-backed securities as of December 31, 2014 and 2013, respectively.
(b)	The benefit plans own commingled funds that invest in equity securities. The funds seek to mirror the benchmark of the S&P 500 Index, Morgan Stanley Capital International ACWI X US Index, Morgan Stanley Capital EAFE Index, Morgan Stanley Capital Emerging Markets Index and the NCREIF ODCE NOF Index with the exception of the BlackRock Index Fund.
(c)	The benefit plans own commingled funds that invest in equity and fixed income securities. The funds seek to mirror the performance of the S&P 500 Index, Russell 3000 Index, Morgan Stanley Capital International ACWI X US Index and the Dow Jones U.S. Select Real Estate Securities Index. The commingled fund that holds fixed income securities invests in domestic investment grade securities and seeks to mimic the performance of the Barclays Aggregate Bond Index.

180 The PNC Financial Services Group, Inc. – Form 10-K

The following summarizes changes in the fair value of the pension plan’s Level 3 assets during 2014 and 2013.

Table 112: Rollforward of Pension Plan Level 3 Assets

In millions	Interest in Collective Funds	Corporate Debt	Limited Partnerships
January 1, 2014	$98	$13	$182
Net realized gain/(loss) on sale of investments	3	3	48
Net unrealized gain/(loss) on assets held at end of year	4		58
Purchases	5		92
Sales	(1)	(6)	(108)
December 31, 2014	$109	$10	$272

In millions	Interest in Collective Funds	Corporate Debt	Limited Partnerships
January 1, 2013	$88	$22	$127
Net realized gain/(loss) on sale of investments	7	7	10
Net unrealized gain/(loss) on assets held at end of year	3	(1)	21
Purchases	87	40	48
Sales	(87)	(55)	(24)
December 31, 2013	$98	$13	$182

The following table provides information regarding our estimated future cash flows related to our various plans.

Table 113: Estimated Cash Flows

	Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2015 employer contributions	$200	$31	$200	$2
Estimated future benefit payments
2015	$259	$31	$27	$2
2016	265	29	28	2
2017	277	27	29	2
2018	281	27	30	2
2019	282	25	30	2
2020-2024	1,474	112	141	7

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. In February 2015, PNC made a $200 million voluntary contribution to the Trust. Notwithstanding the contribution, we do not expect to be required to make a contribution to the qualified plan for 2015 based on the funding calculations under the Pension Protection Act of 2006. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions. If PNC decides to fund, or partially fund, postretirement medical benefits in the future, as is its current intention, this will also be reflected in estimated cash flows at that time.

The PNC Financial Services Group, Inc. – Form 10-K 181

The components of net periodic benefit cost/(income) and other amounts recognized in Other comprehensive income (OCI) were as follows.

Table 114: Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net periodic cost consists of:
Service cost	$103	$113	$101	$3	$3	$4	$5	$6	$5
Interest cost	187	170	191	12	12	14	16	14	16
Expected return on plan assets	(289)	(288)	(284)
Amortization of prior service cost/(credit)	(8)	(8)	(8)				(2)	(3)	(3)
Amortization of actuarial (gain)/loss		87	89	4	8	6			(1)
Settlement (gain)/loss					7			1
Net periodic cost (benefit)	(7)	74	89	19	30	24	19	18	17
Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Current year prior service cost/(credit)	(7)
Amortization of prior service (cost)/credit	8	8	8				2	3	3
Current year actuarial loss/(gain)	434	(784)	112	40	(26)	27	4	(9)	(18)
Amortization of actuarial gain/(loss)		(87)	(89)	(4)	(15)	(6)		(1)
Total recognized in OCI	435	(863)	31	36	(41)	21	6	(7)	(15)
Total recognized in net periodic cost and OCI	$428	$(789)	$120	$55	$(11)	$45	$25	$11	$2

The weighted-average assumptions used (as of the beginning of each year) to determine the net periodic costs shown above were as follows.

Table 115: Net Periodic Costs – Assumptions

	Net Periodic Cost Determination
Year ended December 31	2014	2013	2012
Discount rate
Qualified pension	4.75%	3.80%	4.60%
Nonqualified pension	4.35	3.45	4.20
Postretirement benefits	4.50	3.60	4.40
Rate of compensation increase (average)	4.00	4.00	4.00
Assumed health care cost trend rate
Initial trend	7.75	8.00	8.00
Ultimate trend	5.00	5.00	5.00
Year ultimate reached	2025	2019	2019
Expected long-term return on plan assets	7.00	7.50	7.75

The weighted-average assumptions used (as of the end of each year) to determine year end obligations for pension and postretirement benefits were as follows.

Table 116: Other Pension Assumptions

Year ended December 31	2014	2013
Discount rate
Qualified pension	3.95%	4.75%
Nonqualified pension	3.65	4.35
Postretirement benefits	3.80	4.50
Rate of compensation increase (average)	4.00	4.00
Assumed health care cost trend rate
Initial trend	7.50	7.75
Ultimate trend	5.00	5.00
Year ultimate reached	2025	2025

The discount rates are determined independently for each plan by comparing the expected future benefits that will be paid under each plan with yields available on high quality corporate bonds of similar duration. For this analysis, 10% of bonds with the highest yields and 40% with the lowest yields were removed from the bond universe.

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. We review this assumption at each measurement date and adjust it if warranted. This assumption will be changed from 7.00% to 6.75% for determining 2015 net periodic cost.

182 The PNC Financial Services Group, Inc. – Form 10-K

The health care cost trend rate assumptions shown in the preceding tables relate only to the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects.

Table 117: Effect of One Percent Change in Assumed Health Care Cost

Year ended December 31, 2014 In millions	Increase	Decrease
Effect on year end benefit obligation	$12	(10)

Unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI each December 31, with amortization of these amounts through net periodic benefit cost. The estimated amounts that will be amortized in 2015 are as follows.

Table 118: Estimated Amortization of Unamortized Actuarial Gains and Losses – 2015

Year ended December 31	2015 Estimate
	Qualified Pension	Nonqualified Pension	Postretirement Benefits
In millions
Prior service (credit)	$(9)		$(1)
Net actuarial loss	29	$8
Total	$20	$8	$(1)

PNC has historically utilized a version of the Society of Actuaries’ (SOA) published mortality tables in developing its best estimate of mortality. On October 27, 2014, the SOA published updated mortality tables and an updated mortality improvement scale, which both reflect longer life expectancy. Based on an evaluation of the mortality experience of PNC’s qualified pension plan and the updated SOA study, PNC adopted an adjusted version of the SOA’s new mortality table and improvement scale for purposes of measuring pension and other postretirement benefit obligations at year-end 2014. The change to the mortality assumption increased the total year-end obligations by approximately $145 million.

Defined Contribution Plans

Our PNC Incentive Savings Plan (ISP) is a qualified defined contribution plan that covers all eligible PNC employees. Employees hired prior to January 1, 2010 became 100% vested immediately, while employees hired on or after January 1, 2010 become 100% vested after three years of service. Employee benefits expense related to the ISP was $108 million in 2014, $120 million in 2013 and $111 million in 2012, representing cash contributed to the ISP by PNC.

Under the ISP, employee contributions up to 4% of eligible compensation as defined by the ISP are matched 100%, subject to IRS Code limitations. PNC will contribute a minimum matching contribution of $2,000 annually for employees who contribute at least 4% of eligible compensation every pay period he or she is eligible during the year. This amount is prorated for certain employees, including part-time employees and those who are eligible for the company match for less than a full year. Additionally, PNC makes an annual true-up matching contribution to ensure that eligible participants receive the full company match available. Effective January 1, 2012, in the case of both the minimum and true-up matching contributions, eligible employees must remain employed on the last day of the applicable plan year in order to receive the contribution. Minimum matching contributions made with respect to the 2014 and 2013 plan years are immediately 100% vested. Effective January 1, 2015, newly-hired full-time employees and part-time employees who become eligible to participate in the ISP after that date will be automatically enrolled in the ISP with a deferral rate equal to 4% of eligible compensation in the absence of an affirmative election otherwise.

The ISP is a 401(k) Plan and includes an employee stock ownership (ESOP) feature. Employee contributions are invested in a number of investment options, including pre mixed portfolios and individual core funds, available under the ISP at the direction of the employee. Although employees were also historically permitted to direct the investment of their contributions into the PNC common stock fund, this fund was frozen to future investments of such contributions effective January 1, 2010. All shares of PNC common stock held by the ISP are part of the ESOP. Effective January 1, 2011, employer matching contributions were made in cash.

We also maintain a nonqualified supplemental savings plan for certain employees, known as The PNC Financial Services Group, Inc. Supplemental Incentive Savings Plan. Effective January 1, 2012, the Supplemental Incentive Savings Plan was frozen to new participants and for any deferrals of amounts earned on or after such date. It was replaced by a new plan called The PNC Financial Services Group, Inc. Deferred Compensation and Incentive Plan.

The PNC Financial Services Group, Inc. – Form 10-K 183

NOTE 14 STOCK BASED COMPENSATION PLANS

We have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of December 31, 2014, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during 2014, 2013 and 2012 was approximately $181 million, $154 million and $101 million, respectively. The total tax benefit recognized related to compensation expense on all share-based payment arrangements during 2014, 2013 and 2012 was approximately $66 million, $56 million and $37 million, respectively. At December 31, 2014, there was $153 million of unamortized share-based compensation expense related to nonvested equity compensation arrangements granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

Nonqualified Stock Options

Beginning in 2014, PNC discontinued the use of stock options as a standard element of our long-term equity incentive compensation programs under our Incentive Plans and did not grant any options in 2014. Prior to 2014, options were granted at exercise prices not less than the market value of common stock on the grant date. Generally, options become exercisable in installments after the grant date. No option may be exercisable after 10 years from its grant date. Payment of the option exercise price may be in cash or by surrendering shares of common stock at market value on the exercise date. The exercise price may also be paid by using previously owned shares.

Option Pricing Assumptions

For purposes of computing stock option expense for grants made in 2013 and 2012, we estimated the fair value of stock options at the grant date primarily by using the Black-Scholes option-pricing model. Option pricing models require the use of numerous assumptions, many of which are subjective.

We used the following assumptions in the option pricing models to determine 2013 and 2012 grant date fair value:

•	The risk-free interest rate is based on the U.S. Treasury yield curve,
•

The dividend yield typically represents average yields over the previous three-year period, however starting with the grants made after the first quarter of 2009, we used a yield indicative of our current dividend rate,

•	Volatility is measured using the fluctuation in month-end closing stock prices over a period which corresponds with the average expected option life, but in no case less than a five-year period, and
•	The expected life assumption represents the period of time that options granted are expected to be outstanding and is based on a weighted-average of historical option activity.

Table 119: Option Pricing Assumptions (a)

Weighted-average for the year ended December 31	2013	2012
Risk-free interest rate	.9%	1.1%
Dividend yield	2.5	2.3
Volatility	34.0	35.1
Expected life	6.5yrs.	5.9yrs.
Grant date fair value	$16.35	$16.22

(a)	PNC did not grant any stock options in 2014.

There were no options granted in 2013 and 2012 where the grant date fair value exceeded the market value.

Table 120: Stock Option Rollforward

	PNC		PNC Options Converted From National City		Total
Year ended December 31, 2014 In thousands, except weighted-average data	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1	10,354	$57.57	544	$662.28	10,898	$87.75
Granted (a)
Exercised	(3,589)	59.80			(3,589)	59.80
Cancelled	(64)	53.42	(201)	793.93	(265)	615.70
Outstanding, December 31	6,701	$56.41	343	$585.23	7,044	$82.17	3.9 years	$233,345
Vested and expected to vest, December 31 (b)	6,699	$56.41	343	$585.23	7,042	$82.18	3.9 years	$233,277
Exercisable, December 31	6,467	$56.21	343	$585.23	6,810	$82.86	3.8 years	$226,506
(a)	PNC did not grant any stock options in 2014.
(b)	Adjusted for estimated forfeitures on unvested options.

184 The PNC Financial Services Group, Inc. – Form 10-K

To determine stock-based compensation expense, the grant date fair value is applied to the options granted with a reduction for estimated forfeitures. We recognize compensation expense for stock options on a straight-line basis over the specified vesting period.

At December 31, 2013 and 2012, options for 10,204,000 and 12,759,000 shares of common stock were exercisable at a weighted-average price of $89.46 and $90.86, respectively. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $90 million, $86 million and $37 million, respectively.

Cash received from option exercises under all Incentive Plans for 2014, 2013 and 2012 was approximately $215 million, $208 million and $118 million, respectively. The tax benefit realized from option exercises under all Incentive Plans for 2014, 2013 and 2012 was approximately $33 million, $31 million and $14 million, respectively.

Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plans were 17,997,353 at December 31, 2014. Total shares of PNC common stock authorized for future issuance under equity compensation plans totaled 19,017,057 shares at December 31, 2014, which includes shares available for issuance under the Incentive Plans and the Employee Stock Purchase Plan (ESPP) as described below.

During 2014, we issued approximately 2.4 million shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize primarily treasury stock for any future stock option exercises.

Awards granted to non-employee directors in 2014, 2013 and 2012 include 21,490, 27,076 and 25,620 deferred stock units, respectively, awarded under the Outside Directors Deferred Stock Unit Plan. A deferred stock unit is a phantom share of our common stock, which is accounted for as a liability until such awards are paid to the participants in cash. As there are no vesting or service requirements on these awards, total compensation expense is recognized in full for these awards on the date of grant.

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

Beginning in 2013, we incorporated several enhanced risk-related performance changes to certain long-term incentive compensation programs. In addition to achieving certain financial performance metrics on both an absolute basis and relative to our peers, final payout amounts will be subject to reduction if PNC fails to meet certain risk-related performance metrics as specified in the award agreements. However, the P&CC has the discretion to waive any or all of this reduction under certain circumstances.

The weighted-average grant date fair value of incentive/performance unit share awards and restricted stock/unit awards granted in 2014, 2013 and 2012 was $80.79, $64.77 and $60.68 per share, respectively. The total fair value of incentive/performance unit share and restricted stock/unit awards vested during 2014, 2013 and 2012 was approximately $119 million, $63 million and $55 million, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.

Table 121: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Share Units	Weighted- Average Grant Date Fair Value
December 31, 2013	1,647	$63.49	3,483	$62.70
Granted	723	79.90	1,276	81.29
Vested/Released	(513)	63.64	(962)	62.32
Forfeited	(20)	69.18	(145)	69.44
December 31, 2014	1,837	$69.84	3,652	$69.03

The PNC Financial Services Group, Inc. – Form 10-K 185

In the preceding table, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying unit shares are released to the participants.

Liability Awards

A summary of all nonvested, cash-payable incentive/performance units and restricted share unit activity follows:

Table 122: Nonvested Cash-Payable Incentive/Performance Units and Restricted Share Units – Rollforward

In thousands	Cash-Payable Incentive/ Performance Units	Cash-Payable Restricted Share Units	Total
Outstanding at December 31, 2013	116	825	941
Granted	100	269	369
Vested and Released	(39)	(425)	(464)
Forfeited		(11)	(11)
Outstanding at December 31, 2014	177	658	835

Included in the preceding table are cash-payable restricted share units granted to certain executives. These grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are generally no market or performance criteria associated with these awards. Compensation expense recognized related to these awards was recorded in prior periods as part of the annual cash bonus process. As of December 31, 2014, the aggregate intrinsic value of all outstanding nonvested cash-payable incentive/performance units and restricted share units was $76 million.

The total of all share-based liability awards paid out during 2014, 2013 and 2012 was approximately $38 million, $29 million and $39 million, respectively.

Employee Stock Purchase Plan

As of December 31, 2014, our ESPP had approximately 1 million shares available for issuance. Full-time employees with six months and part-time employees with 12 months of continuous employment with a participating PNC entity are eligible to participate in the ESPP at the commencement of the next six-month offering period. Eligible participants may purchase our common stock at 95% of the fair market value on the last day of each six-month offering period. No charge to earnings is recorded with respect to the ESPP.

Table 123: Employee Stock Purchase Plan – Summary

Year ended December 31	Shares Issued	Purchase Price Per Share
2014	157,856	$84.60 and $86.67
2013	167,260	$69.27 and $73.70
2012	183,892	$58.05 and $55.39

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

In 2011, we transferred approximately 1.3 million shares of BlackRock Series C Preferred Stock to BlackRock in connection with our obligation. On January 31, 2013, we transferred an additional .2 million shares to BlackRock. After this transfer and at December 31, 2014, we hold approximately 1.3 million shares of BlackRock Series C Preferred Stock which are available to fund our obligation in connection with the BlackRock LTIP programs.

PNC accounts for its BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 7 Fair Value.

186 The PNC Financial Services Group, Inc. – Form 10-K

NOTE 15 FINANCIAL DERIVATIVES

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

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by PNC:

Table 124: Total Gross Derivatives

	December 31, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP	$49,061	$1,261	$186	$36,197	$1,189	$364
Derivatives not designated as hedging instruments under GAAP	291,256	3,973	3,841	345,059	3,604	3,570
Total gross derivatives	$340,317	$5,234	$4,027	$381,256	$4,793	$3,934
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.

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

The PNC Financial Services Group, Inc. – Form 10-K 187

Further detail regarding the notional amounts and fair values related to derivatives designated in hedge relationships is presented in the following table:

Table 125: Derivatives Designated As Hedging Instruments under GAAP

In millions	December 31, 2014			December 31, 2013
	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Interest rate contracts:
Fair value hedges:
Receive-fixed swaps	$20,930	$827	$38	$16,446	$871	$230
Pay-fixed swaps (c)	4,233	3	138	4,076	54	66
Subtotal	$25,163	$830	$176	$20,522	$925	$296
Cash flow hedges:
Receive-fixed swaps	$19,991	$400	$10	$14,737	$264	$58
Forward purchase commitments	2,778	25
Subtotal	$22,769	$425	$10	$14,737	$264	$58
Foreign exchange contracts:
Net investment hedges	1,129	6		938		10
Total derivatives designated as hedging instruments	$49,061	$1,261	$186	$36,197	$1,189	$364
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Includes zero-coupon swaps.

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 126: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges

			Year ended
			December 31, 2014		December 31, 2013		December 31, 2012
			Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
In millions	Hedged Items	Location	Amount	Amount	Amount	Amount	Amount	Amount
Interest rate contracts	U.S. Treasury and Government Agencies Securities	Investment securities (interest income)	$(111)	$116	$102	$(107)	$(26)	$23
Interest rate contracts	Other Debt Securities	Investment securities (interest income)			9	(8)	(1)	1
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	78	(106)	(393)	368	(30)	(9)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	45	(52)	(351)	343	68	(80)
Total (a)			$12	$(42)	$(633)	$596	$11	$(65)
(a)	The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $30 million for 2014 compared with net losses of $37 million for 2013 and net losses of $54 million for 2012.

188 The PNC Financial Services Group, Inc. – Form 10-K

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow December 31, 2014, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $245 million pretax, or $159 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2014. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow December 31, 2014, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $26 million pretax, or $17 million after-tax, as adjustments of yield on investment securities. As of December 31, 2014, the maximum length of time over which forecasted purchase contracts are hedged is two months.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During 2014, 2013, and 2012, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 127: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Year ended December 31
In millions	2014	2013	2012
Gains (losses) on derivatives recognized in OCI – (effective portion)	$431	$(141)	$312
Less: Gains (losses) reclassified from accumulated OCI into income – (effective portion)
Interest income	263	337	456
Noninterest income	–	49	76
Total gains (losses) reclassified from accumulated OCI into income – (effective portion)	263	386	532
Net unrealized gains (losses) on cash flow hedge derivatives	$168	$(527)	$(220)
(a)	All cash flow hedge derivatives are interest rate contracts as of December 31, 2014, December 31, 2013 and December 31, 2012.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

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

For 2014, 2013, and 2012, there was no net investment hedge ineffectiveness.

Further detail on gains (losses) on net investment hedge derivatives is presented in the following table:

Table 128: Gains (Losses) on Derivatives – Net Investment Hedges

	Year ended December 31
In millions	2014	2013	2012
Gains (losses) on derivatives recognized in OCI (effective portion)
Foreign exchange contracts	$54	$(21)	$(27)

The PNC Financial Services Group, Inc. – Form 10-K 189

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP.

Further detail regarding the notional amounts and fair values related to derivatives not designated in hedge relationships is presented in the following table:

Table 129: Derivatives Not Designated As Hedging Instruments under GAAP

	December 31, 2014			December 31, 2013
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$32,459	$777	$394	$37,424	$654	$360
Swaptions	1,498	29	22	845	18	18
Futures (c)	22,084			49,250
Futures options	12,225	4		24,000	10	2
Mortgage-backed securities commitments	710	4		832		3
Subtotal	$68,976	$814	$416	$112,351	$682	$383
Loan sales
Interest rate contracts:
Futures (c)	$58			$350
Bond options	300			200	$1
Mortgage-backed securities commitments	4,916	$10	$21	5,173	26	$9
Residential mortgage loan commitments	1,852	22		1,605	13
Subtotal	$7,126	$32	$21	$7,328	$40	$9
Subtotal	$76,102	$846	$437	$119,679	$722	$392
Derivatives used for commercial mortgage banking activities:
Interest rate contracts:
Swaps	$3,801	$67	$48	$2,158	$23	$52
Swaptions	439	2	1	125		3
Futures (c)	19,913			4,598
Futures options				45,500	15	4
Commercial mortgage loan commitments	2,042	16	10	673	20	11
Subtotal	$26,195	$85	$59	$53,054	$58	$70
Credit contracts:
Credit default swaps	95			95
Subtotal	$26,290	$85	$59	$53,149	$58	$70
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$146,008	$2,632	$2,559	$134,408	$2,540	$2,445
Caps/floors – Sold	4,846		16	4,789		11
Caps/floors – Purchased	6,339	34		5,519	37
Swaptions	3,361	62	12	2,354	49	51
Futures (c)	3,112			1,856
Mortgage-backed securities commitments	2,137	3	3	1,515	4	3
Subtotal	$165,803	$2,731	$2,590	$150,441	$2,630	$2,510
Foreign exchange contracts	12,547	223	240	14,316	192	172
Credit contracts:
Risk participation agreements	5,124	2	4	4,777	2	4
Subtotal	$183,474	$2,956	$2,834	$169,534	$2,824	$2,686
Derivatives used for other risk management activities:
Interest rate contracts:
Swaps	$225			$511
Futures (c)	533			838
Mortgage-backed securities commitments	75	$1
Subtotal	$833	$1		$1,349
Foreign exchange contracts	2,661	85	$1	8
Credit contracts:
Credit default swaps	15
Other contracts (d)	1,881		510	1,340		$422
Subtotal	$5,390	$86	$511	$2,697		$422
Total derivatives not designated as hedging instruments	$291,256	$3,973	$3,841	$345,059	$3,604	$3,570

190 The PNC Financial Services Group, Inc. – Form 10-K

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares. Refer to Note 7 Fair Value for additional information on the Visa swaps.

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

Commercial mortgage loans held for sale and the related loan commitments, which are considered derivatives, are accounted for at fair value. Derivatives used to economically hedge these loans and commitments from changes in fair value due to interest rate risk and credit risk include forward loan sale contracts, interest rate swaps, and credit default swaps. Gains and losses on the commitments, loans and derivatives are included in Other noninterest income. Derivatives used to economically hedge the change in value of commercial mortgage servicing rights include interest rate futures, swaps and options. Gains or losses on these derivatives are included in Corporate services noninterest income.

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

The derivatives portfolio also includes derivatives used for other risk management activities. These derivatives are entered into based on stated risk management objectives and include credit default swaps (CDSs) used to mitigate the risk of economic loss on a portion of our loan exposure. We enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty for the occurrence of a credit event related to a referenced entity or index. The fair values of these derivatives typically are based on related credit spreads. Gains and losses on the derivatives entered into for other risk management are included in Other noninterest income. CDSs are included in these derivative tables: Tables 129, 130, 131, 132 and 133.

The PNC Financial Services Group, Inc. – Form 10-K 191

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 130: Gains (Losses) on Derivatives Not Designated As Hedging Instruments under GAAP

	Year ended December 31
In millions	2014	2013	2012
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$240	$(223)	$269
Loan sales
Interest rate contracts	(3)	286	127
Gains (losses) included in residential mortgage banking activities (a)	$237	$63	$396
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$82	$12	$35
Credit contracts (c)	(1)	(2)	(3)
Gains (losses) from commercial mortgage banking activities	$81	$10	$32
Derivatives used for customer-related activities:
Interest rate contracts	$41	$149	$106
Foreign exchange contracts	47	80	83
Equity contracts		(3)	(4)
Credit contracts	(1)	(1)	(3)
Gains (losses) from customer-related activities (c)	$87	$225	$182
Derivatives used for other risk management activities:
Interest rate contracts	$(19)	$3	$(11)
Foreign exchange contracts	188	2	(2)
Credit contracts			(1)
Other contracts (d)	(134)	(168)	(94)
Gains (losses) from other risk management activities (c)	$35	$(163)	$(108)
Total gains (losses) from derivatives not designated as hedging instruments	$440	$135	$502
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

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

Table 131: Credit Default Swaps (a)

	December 31, 2014		December 31, 2013
Dollars in millions	Notional Amount	Weighted- Average Remaining Maturity In Years	Notional Amount	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Purchased (b)
Single name	$50	5.7	$35	7.3
Index traded	60	34.2	60	35.2
Total	$110	21.3	$95	24.9
(a)	There were no credit default swaps sold as of December 31, 2014 and December 31, 2013.
(b)	The fair value of credit default swaps purchased was less than $1 million as of December 31, 2014 and December 31, 2013.

192 The PNC Financial Services Group, Inc. – Form 10-K

The notional amount of these credit default swaps by credit rating is presented in the following table:

Table 132: Credit Ratings of Credit Default Swaps (a)

In millions	December 31, 2014	December 31, 2013
Credit Default Swaps – Purchased
Investment grade (b)	$95	$95
Subinvestment grade (c)	15
Total	$110	$95
(a)	There were no credit default swaps sold as of December 31, 2014 and December 31, 2013.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	There were no subinvestment grade credit default swaps purchased as of December 31, 2013. Subinvestment grade represents a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps are presented in the following table:

Table 133: Referenced/Underlying Assets of Credit Default Swaps

	December 31, 2014	December 31, 2013
Corporate debt	45%	37%
Commercial mortgage-backed securities	55%	63%

Risk Participation Agreements

We also periodically enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts. Risk participation agreements purchased and sold are included in these derivative tables: Tables 129, 130, 134 and 135.

Further detail regarding the notional amount, fair value and weighted-average remaining maturities in years for risk participation agreements sold is presented in the following table:

Table 134: Risk Participation Agreements Sold

	December 31, 2014			December 31, 2013
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Risk Participation Agreements Sold	$2,796	$(4)	5.4	$2,770	$(4)	6.1

Based on our internal risk rating process of the underlying third party customers referenced in the swap contracts, the percentages of the exposure amount of risk participation agreements sold by internal credit rating follow:

Table 135: Internal Credit Ratings of Risk Participation Agreements Sold

	December 31, 2014	December 31, 2013
Pass (a)	100%	98%
Below pass (b)	0%	2%
(a)	Indicates the expected risk of default is currently low.
(b)	Indicates a higher degree of risk of default.

We have sold risk participation agreements with terms ranging from less than 1 year to 22 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties. Assuming all underlying third party customers referenced in the swap contracts defaulted at December 31, 2014, the exposure from these agreements would be $124 million based on the fair value of the underlying swaps, compared with $77 million at December 31, 2013.

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

The PNC Financial Services Group, Inc. – Form 10-K 193

The following derivative Table 136 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of December 31, 2014 and December 31, 2013. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Refer to Note 22 Commitments and Guarantees for additional information related to resale and repurchase agreements offsetting.

Table 136: Derivative Assets and Liabilities Offsetting

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
December 31, 2014 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$4,918	$1,981	$458	$2,479		$143	$2,336
Foreign exchange contracts	314	159	47	108		1	107
Credit contracts	2	1	1
Total derivative assets (a) (b)	$5,234	$2,141	$506	$2,587	(c)	$144	$2,443

	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
December 31, 2014 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$3,272	$2,057	$483	$732			$732
Foreign exchange contracts	241	80	20	141			141
Credit contracts	4	4
Other contracts	510			510			510
Total derivative liabilities (a) (b)	$4,027	$2,141	$503	$1,383	(d)		$1,383

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
December 31, 2013 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$4,599	$2,468	$556	$1,575		$115	$1,460
Foreign exchange contracts	192	64	9	119			119
Credit contracts	2	1		1			1
Total derivative assets (a) (b)	$4,793	$2,533	$565	$1,695	(c)	$115	$1,580

	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
December 31, 2013 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$3,326	$2,447	$473	$406			$406
Foreign exchange contracts	182	83	23	76			76
Credit contracts	4	3	1
Other contracts	422			422			422
Total derivative liabilities (a) (b)	$3,934	$2,533	$497	$904	(d)		$904
(a)	There were no derivative assets or derivative liabilities equity contracts as of December 31, 2014 and December 31, 2013.
(b)	Included derivative assets and derivative liabilities as of December 31, 2014 totaling $807 million and $657 million, respectively, related to interest rate contracts executed bilaterally with counterparties in the U.S. over-the-counter market and novated to and cleared through a central clearing house. The comparable amounts as of December 31, 2013 totaled $331 million and $224 million, respectively. Derivative assets and liabilities as of December 31, 2014 and December 31, 2013 related to exchange-traded interest rate contracts were not material. As of December 31, 2014 and December 31, 2013, these contracts were not subject to offsetting. The remaining gross and net derivative assets and liabilities relate to contracts executed bilaterally with counterparties that are not settled through an organized exchange or central clearing house.
(c)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(d)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

194 The PNC Financial Services Group, Inc. – Form 10-K

In addition to using master netting and related collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties, by taking collateral and by using internal credit analysis, limits, and monitoring procedures. Collateral may also be exchanged under certain derivative agreements that are not considered master netting agreements.

At December 31, 2014, we held cash, U.S. government securities and mortgage-backed securities totaling $815 million under master netting and other collateral agreements to collateralize net derivative assets due from counterparties, and we have pledged cash totaling $514 million under these agreements to collateralize net derivative liabilities owed to counterparties. These totals may differ from the amounts presented in the preceding offsetting table because they may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair value with the counterparty as of the balance sheet date due to timing or other factors. To the extent not netted against the derivative fair value under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain of the master netting agreements and certain other derivative agreements also contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, we would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2014 was $681 million for which PNC had posted collateral of $508 million in the normal course of business. The maximum additional amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2014 would be $173 million.

NOTE 16 EARNINGS PER SHARE

Table 137: Basic and Diluted Earnings per Common Share

In millions, except per share data	2014	2013	2012
Basic
Net income (a)	$4,207	$4,212	$2,994
Less:
Net income (loss) attributable to noncontrolling interests (a)	23	11	(7)
Preferred stock dividends and discount accretion and redemptions	237	249	181
Net income attributable to common shares	3,947	3,952	2,820
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	11	18	14
Net income attributable to basic common shares	$3,936	$3,934	$2,806
Basic weighted-average common shares outstanding	529	528	526
Basic earnings per common share (a) (b)	$7.44	$7.45	$5.33
Diluted
Net income attributable to basic common shares (a)	$3,936	$3,934	$2,806
Less: Impact of BlackRock earnings per share dilution	18	18	14
Net income attributable to diluted common shares	$3,918	$3,916	$2,792
Basic weighted-average common shares outstanding	529	528	526
Dilutive potential common shares (c) (d)	8	4	3
Diluted weighted-average common shares outstanding	537	532	529
Diluted earnings per common share (a) (b)	$7.30	$7.36	$5.28
(a)	Amounts for 2013 and 2012 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(c)	Excludes number of stock options considered to be anti-dilutive of 1 million for 2013 and 4 million for 2012. No stock options were considered to be anti-dilutive for 2014.
(d)	Excludes number of warrants considered to be anti-dilutive of 17 million for 2012. No warrants were considered to be anti-dilutive for 2013 and 2014.

The PNC Financial Services Group, Inc. – Form 10-K 195

NOTE 17 EQUITY

Preferred Stock

The following table provides the number of preferred shares issued and outstanding, the liquidation value per share and the number of authorized preferred shares that are available for future use.

Table 138: Preferred Stock – Authorized, Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2014	2013
Authorized
$1 par value		16,588	16,588
Issued and outstanding
Series B	$40	1	1
Series K	10,000	50	50
Series O	100,000	10	10
Series P	100,000	15	15
Series Q	100,000	5	5
Series R	100,000	5	5
Total issued and outstanding		86	86

The following table discloses information related to the preferred stock outstanding as of December 31, 2014.

Table 139: Terms of Outstanding Preferred Stock

Preferred Stock	Issue Date	Number of Depositary Shares Issued	Fractional Interest in a share of preferred stock represented by each Depositary Share	Dividend Dates (a)	Annual Per Share Dividend Rate	Optional Redemption Date (b)
Series B (c)	(c)	N/A	N/A	Quarterly from March 10th	$1.80	None
Series K (d)	May 21, 2008	500,000	1/10th	Semi-annually beginning on November 21, 2008 until May 21, 2013 Quarterly beginning on August 21, 2013	8.25% until May 21, 2013 3 Mo. LIBOR plus 4.22% per annum beginning on May 21, 2013	May 21, 2013
Series O (d)	July 27, 2011	1 million	1/100th	Semi-annually beginning on February 1, 2012 until August 1, 2021 Quarterly beginning on November 1, 2021	6.75% until August 1, 2021 3 Mo. LIBOR plus 3.678% per annum beginning on August 1, 2021	August 1, 2021
Series P (d)	April 24, 2012	60 million	1/4,000th	Quarterly beginning on August 1, 2012	6.125% until May 1, 2022 3 Mo. LIBOR plus 4.0675% per annum beginning on May 1, 2022	May 1, 2022
Series Q (d)	September 21, 2012 October 9, 2012	18 million 1.2 million	1/4,000th	Quarterly beginning on December 1, 2012	5.375%	December 1, 2017
Series R (d)	May 7, 2013	500,000	1/100th	Semi-annually beginning on December 1, 2013 until June 1, 2023 Quarterly beginning on September 1, 2023	4.85% until June 1, 2023 3 Mo. LIBOR plus 3.04% per annum beginning June 1, 2023	June 1, 2023
(a)	Dividends are payable when, as, and if declared by our Board of Directors or an authorized committee of our Board.
(b)	Redeemable at PNC’s option on or after the date stated. With the exception of the Series B and Series K preferred stock, redeemable at PNC’s option within 90 days of a regulatory capital treatment event as defined in the designations.
(c)	Cumulative preferred stock. Holders of Series B preferred stock are entitled to 8 votes per share, which is equal to the number of full shares of common stock into which the Series B preferred stock is convertible. The Series B preferred stock was issued in connection with the consolidation of Pittsburgh National Corporation and Provident National Corporation in 1983.
(d)	Non-Cumulative preferred stock.

196 The PNC Financial Services Group, Inc. – Form 10-K

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

We have authorized but unissued Series H and Series I preferred stock. As described in Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities, the PNC Preferred Funding Trust II securities are automatically exchangeable into shares of PNC Series I preferred stock under certain conditions relating to the capitalization or the financial condition of PNC Bank and upon the direction of the Office of the Comptroller of the Currency. The Series A preferred stock of PNC REIT Corp. is also automatically exchangeable under similar conditions into shares of PNC Series H preferred stock. On March 15, 2013, we redeemed all $375 million of the PNC Preferred Funding Trust III securities that had been exchangeable under certain conditions into PNC Series J preferred stock.

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

Other Shareholders’ Equity Matters

We have a dividend reinvestment and stock purchase plan. Holders of preferred stock and PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were: 293,552 shares in 2014, 368,982 shares in 2013 and 422,642 shares in 2012.

At December 31, 2014, we had reserved approximately 99 million common shares to be issued in connection with certain stock plans.

Effective October 4, 2007, our Board of Directors approved a stock repurchase program to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. A maximum of 8.086 million shares remained available for repurchase under this program at December 31, 2014. This program will remain in effect until fully utilized or until modified, superseded or terminated. We repurchased 13.5 million shares in 2014 and 3.2 million shares in 2012. We did not repurchase any shares during 2013 under this program.

The PNC Financial Services Group, Inc. – Form 10-K 197

NOTE 18 OTHER COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows (in millions):

Table 140: Other Comprehensive Income

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at December 31, 2011	$1,098	$(402)	$696
2012 activity
Increase in net unrealized gains (losses) on non-OTTI securities	931	(341)	590
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	37	(13)	24
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	134	(49)	85
Net unrealized gains (losses) on non-OTTI securities	760	(279)	481
Balance at December 31, 2012	1,858	(681)	1,177
2013 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(1,122)	411	(711)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	39	(14)	25
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	50	(18)	32
Net unrealized gains (losses) on non-OTTI securities	(1,211)	443	(768)
Balance at December 31, 2013	647	(238)	409
2014 activity
Increase in net unrealized gains (losses) on non-OTTI securities	410	(150)	260
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	31	(11)	20
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	4	(2)	2
Net unrealized gains (losses) on non-OTTI securities	375	(137)	238
Balance at December 31, 2014	$1,022	$(375)	$647

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2011	$(1,166)	$428	$(738)
2012 activity
Increase in net unrealized gains (losses) on OTTI securities	854	(313)	541
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(6)	2	(4)
Less: OTTI losses realized on securities reclassified to noninterest income	(111)	41	(70)
Net unrealized gains (losses) on OTTI securities	971	(356)	615
Balance at December 31, 2012	(195)	72	(123)
2013 activity
Increase in net unrealized gains (losses) on OTTI securities	215	(78)	137
Less: OTTI losses realized on securities reclassified to noninterest income	(16)	6	(10)
Net unrealized gains (losses) on OTTI securities	231	(84)	147
Balance at December 31, 2013	36	(12)	24
2014 activity
Increase in net unrealized gains (losses) on OTTI securities	68	(25)	43
Less: OTTI losses realized on securities reclassified to noninterest income	(11)	4	(7)
Net unrealized gains (losses) on OTTI securities	79	(29)	50
Balance at December 31, 2014	$115	$(41)	$74
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2011	$1,131	$(414)	$717
2012 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	312	(114)	198
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	388	(142)	246
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	68	(25)	43
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	76	(28)	48
Net unrealized gains (losses) on cash flow hedge derivatives	(220)	81	(139)
Balance at December 31, 2012	911	(333)	578

198 The PNC Financial Services Group, Inc. – Form 10-K

In millions	Pretax	Tax	After-tax
2013 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(141)	52	(89)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	284	(103)	181
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	53	(19)	34
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	49	(18)	31
Net unrealized gains (losses) on cash flow hedge derivatives	(527)	192	(335)
Balance at December 31, 2013	384	(141)	243
2014 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	431	(158)	273
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	251	(92)	159
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	12	(5)	7
Net unrealized gains (losses) on cash flow hedge derivatives	168	(61)	107
Balance at December 31, 2014	$552	$(202)	$350
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2011	$(1,191)	$436	$(755)
2012 Activity
Net pension and other postretirement benefit plan activity	(118)	44	(74)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	94	(35)	59
Amortization of prior service cost (credit) reclassified to other noninterest expense	(11)	4	(7)
Total 2012 activity	(35)	13	(22)
Balance at December 31, 2012	(1,226)	449	(777)
2013 Activity
Net pension and other postretirement benefit plan activity	760	(279)	481
Amortization of actuarial loss (gain) reclassified to other noninterest expense	103	(37)	66
Amortization of prior service cost (credit) reclassified to other noninterest expense	(11)	4	(7)
Total 2013 activity	852	(312)	540
Balance at December 31, 2013	(374)	137	(237)

In millions	Pretax	Tax	After-tax
2014 Activity
Net pension and other postretirement benefit plan activity	(440)	161	(279)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	4	(1)	3
Amortization of prior service cost (credit) reclassified to other noninterest expense	(10)	3	(7)
Total 2014 Activity	(446)	163	(283)
Balance at December 31, 2014	$(820)	$300	$(520)
Other
Balance at December 31, 2011	$(51)	$26	$(25)
2012 Activity
PNC’s portion of BlackRock’s OCI	3	(4)	(1)
Net investment hedge derivatives (b)	(27)	10	(17)
Foreign currency translation adjustments	34	(12)	22
Total 2012 activity	10	(6)	4
Balance at December 31, 2012	(41)	20	(21)
2013 Activity
PNC’s portion of BlackRock’s OCI	15	(12)	3
Net investment hedge derivatives (b)	(21)	8	(13)
Foreign currency translation adjustments	27	1	28
Total 2013 activity	21	(3)	18
Balance at December 31, 2013	(20)	17	(3)
2014 Activity
PNC’s portion of BlackRock’s OCI	(36)	14	(22)
Net investment hedge derivatives (b)	54	(20)	34
Foreign currency translation adjustments (c)	(57)	–	(57)
Total 2014 activity	(39)	(6)	(45)
Balance at December 31, 2014	$(59)	$11	$(48)
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.
(c)	As of September 30, 2013, PNC made an assertion under ASC 740 – Income Taxes that the earnings of PNC’s Luxembourg-UK lending business were indefinitely reinvested; thereafter, no U.S. deferred income tax has been recorded on the foreign currency translation of the investment.

The PNC Financial Services Group, Inc. – Form 10-K 199

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

Table 141: Accumulated Other Comprehensive Income (Loss) Components

	2014		2013
At December 31 – In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains (losses) on non-OTTI securities	$1,022	$647	$647	$409
Net unrealized gains (losses) on OTTI securities	115	74	36	24
Net unrealized gains (losses) on cash flow hedge derivatives	552	350	384	243
Pension and other postretirement benefit plan adjustments	(820)	(520)	(374)	(237)
Other	(59)	(48)	(20)	(3)
Accumulated other comprehensive income (loss)	$810	$503	$673	$436

NOTE 19 INCOME TAXES

The components of Income tax expense are as follows:

Table 142: Components of Income Tax Expense

Year ended December 31 In millions	2014	2013	2012
Current
Federal (a)	$1,084	$263	$453
State	68	17	29
Total current	1,152	280	482
Deferred
Federal (a)	220	1,119	515
State	35	77	48
Total deferred	255	1,196	563
Total	$1,407	$1,476	$1,045
(a)	Amounts for 2013 and 2012 have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

Significant components of deferred tax assets and liabilities are as follows:

Table 143: Deferred Tax Assets and Liabilities

December 31 – in millions	2014	2013
Deferred tax assets
Allowance for loan and lease losses	$1,250	$1,343
Compensation and benefits	822	581
Loss and credit carryforward	545	797
Accrued expenses	581	575
Other (a)	537	580
Total gross deferred tax assets	3,735	3,876
Valuation allowance	(65)	(61)
Total deferred tax assets	3,670	3,815
Deferred tax liabilities
Leasing	1,494	1,498
Goodwill and intangibles	328	342
Basis difference in loans	44	48
Fixed assets	381	397
Net unrealized gains on securities and financial instruments	619	391
BlackRock basis difference	2,166	2,031
Other	575	730
Total deferred tax liabilities	5,607	5,437
Net deferred tax liability	$1,937	$1,622
(a)	Amounts for 2013 have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

200 The PNC Financial Services Group, Inc. – Form 10-K

A reconciliation between the statutory and effective tax rates follows:

Table 144: Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from
State taxes net of federal benefit	1.2	1.1	1.3
Tax-exempt interest (a)	(2.2)	(1.9)	(2.3)
Life insurance	(1.7)	(1.7)	(2.3)
Dividend received deduction (a)	(1.5)	(1.2)	(1.6)
Tax credits (a)	(4.4)	(3.7)	(4.6)
Other (a)	(1.3)	(1.7)	.4
Effective tax rate	25.1%	25.9%	25.9%
(a)	Amounts for 2013 and 2012 have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

The net operating loss carryforwards at December 31, 2014 and 2013 follow:

Table 145: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	December 31 2014	December 31 2013
Net Operating Loss Carryforwards:
Federal	$997	$1,116
State	2,594	2,958
Tax Credit Carryforwards:
Federal	$35	$221
State	7	7

The federal net operating loss carryforwards expire in 2032. The state net operating loss carryforwards will expire from 2015 to 2031. The majority of the tax credit carryforwards expire in 2032.

The federal net operating loss carryforwards and tax credit carryforwards above are substantially from the 2012 acquisition of RBC Bank (USA) and are subject to a federal annual Section 382 limitation under the Internal Revenue Code of 1986; and acquired state operating loss carryforwards are subject to similar limitations that exist for state tax purposes. The majority of the decrease to state net operating loss carryforwards is attributable to the estimated utilization on 2014 tax return filings. It is anticipated that the company will be able to fully utilize its carryforwards for federal tax purposes, but a valuation allowance of $65 million has been recorded against certain state tax carryforwards as of December 31, 2014. See Note 2 Acquisition and Divestiture Activity in our 2013 Form 10-K for additional discussion of our 2012 acquisition of RBC Bank (USA).

As of December 31, 2014, PNC had approximately $77 million of earnings attributed to foreign subsidiaries that have been indefinitely reinvested for which no incremental U.S. income tax provision has been recorded. If a U.S. deferred tax liability were to be recorded, the estimated tax liability on those undistributed earnings would be approximately $24 million.

Retained earnings at both December 31, 2014 and December 31, 2013 included $117 million in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

PNC had unrecognized tax benefits of $77 million at December 31, 2014 and $110 million at December 31, 2013. At December 31, 2014, $64 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Table 146: Change in Unrecognized Tax Benefits

In millions	2014	2013	2012
Balance of gross unrecognized tax benefits at January 1	$110	$176	$209
Increases:
Positions taken during a prior period		11	23
Positions taken during the current period			1
Decreases:
Positions taken during a prior period	(27)	(22)	(51)
Settlements with taxing authorities	(1)	(48)	(1)
Reductions resulting from lapse of statute of limitations	(5)	(7)	(5)
Balance of gross unrecognized tax benefits at December 31	$77	$110	$176

It is reasonably possible that the balance of unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the balance of unrecognized tax benefits could decrease by $54 million within the next twelve months.

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

The PNC Financial Services Group, Inc. – Form 10-K 201

PNC files tax returns in most states and some non-U.S. jurisdictions each year and is under continuous examination by various state taxing authorities. With few exceptions, we are no longer subject to state and local and non-U.S. income tax examinations by taxing authorities for periods before 2009. For all open audits, any potential adjustments have been considered in establishing our unrecognized tax benefits as of December 31, 2014.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2014, we had a benefit of $5 million of gross interest and penalties, decreasing income tax expense. The total accrued interest and penalties at December 31, 2014 and December 31, 2013 was $41 million and $45 million, respectively.

ASU 2014-01 was adopted effective January 1, 2014. Under this standard, amortization of investments in qualified low income housing tax credits is reported within income tax expense. Certain amounts for 2013 and 2012 periods including income tax provision have been updated to reflect the adoption.

NOTE 20 REGULATORY MATTERS

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

At December 31, 2014, PNC and PNC Bank, our domestic banking subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC and PNC Bank were required during 2014 to maintain Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based and 10% for Total risk-based, and PNC Bank was required to have a Transitional Basel III leverage ratio of at least 5%.

The minimum U.S. regulatory capital ratios in effect during 2013 under Basel I, the applicable U.S. regulatory capital ratio requirements during 2013, were 4% for Tier 1 risk-based, 8% for Total risk-based and 4% for Leverage. To qualify as “well capitalized” under Basel I, bank holding companies and banks had to maintain capital ratios of at least 6% for Tier 1 risk-based, 10% for Total risk-based and 5% for Leverage. At December 31, 2013, PNC and PNC Bank met the “well capitalized” capital ratio requirements based on U.S. regulatory capital ratio requirements under Basel I.

The following table sets forth the Transitional Basel III regulatory capital ratios at December 31, 2014, and the Basel I regulatory capital ratios at December 31, 2013, for PNC and PNC Bank.

Table 147: Basel Regulatory Capital

	Amount		Ratios
December 31 Dollars in millions	2014 (a)	2013 (b)(c)	2014 (a)	2013 (b)(c)
Risk-based capital
Tier 1
PNC	$35,687	$33,612	12.6%	12.4%
PNC Bank	29,328	28,731	10.7	11.0
Total
PNC	44,782	42,950	15.8	15.8
PNC Bank	37,559	37,575	13.7	14.3
Leverage
PNC	35,687	33,612	10.8	11.1
PNC Bank	29,328	28,731	9.2	9.8
(a)	Calculated using the Transitional Basel III regulatory capital methodology applicable to PNC during 2014.
(b)	Calculated using the Basel I regulatory capital methodology applicable to PNC during 2013.
(c)	Amounts for 2013 period have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

202 The PNC Financial Services Group, Inc. – Form 10-K

The principal source of parent company cash flow is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank without prior regulatory approval was approximately $1.5 billion at December 31, 2014.

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

Federal Reserve Board regulations require depository institutions to maintain cash reserves with a Federal Reserve Bank (FRB). At December 31, 2014, the balance outstanding at the FRB was $31.4 billion.

NOTE 21 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 21). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of December 31, 2014, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $650 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

In our experience, legal proceedings are inherently unpredictable. One or more of the following factors frequently contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental investigations and inquiries, the possibility of fines and penalties); the matter presents meaningful legal uncertainties, including novel issues of law; we have not engaged in meaningful settlement discussions; discovery has not started or is not complete; there are significant facts in dispute; the possible outcomes may not be amenable to the use of statistical or quantitative analytical tools; predicting possible outcomes depends on making assumptions about future decisions of courts or regulatory bodies or the behavior of other parties; and there are a large number of parties named as defendants (including where it is uncertain how damages or liability, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for us to estimate losses or ranges of losses that it is reasonably possible we could incur.

The PNC Financial Services Group, Inc. – Form 10-K 203

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

In July 2012, the parties entered into a memorandum of understanding with the class plaintiffs and an agreement in principle with certain individual plaintiffs with respect to a settlement of these cases, under which the defendants will collectively pay approximately $6.6 billion to the class and individual settling plaintiffs and have agreed to changes in the terms applicable to their respective card networks (including an eight-month reduction in default credit interchange rates). The parties entered into a definitive agreement with respect to this settlement in October 2012. The court granted final approval of the settlement in December 2013. Several objectors have appealed the order of approval to the United States Court of Appeals for the Second Circuit, which appeal is pending. As a result of the previously funded litigation escrow (described in Note 22 Commitments and Guarantees), which will cover substantially all of our share of the Visa portion of this settlement, we anticipate no material financial impact from the monetary amount of this settlement. Numerous merchants, including some large national merchants, have objected to or requested exclusion (opted out) from the proposed class settlements, and some of those opting out have lawsuits pending in federal and state courts against Visa, MasterCard and, in some instances, one or more of the other issuing banks (including PNC).

National City and National City Bank entered into judgment and loss sharing agreements with Visa and certain other banks with respect to all of the above referenced litigation. All of the litigation against Visa is also subject to the indemnification obligations described in Note 22 Commitments and Guarantees. PNC Bank, N.A. is not named a defendant in any of the Visa or MasterCard related antitrust litigation nor was it initially a party to the judgment or loss sharing agreements, but it has been subject to these indemnification obligations and became responsible for National City Bank’s position in the litigation and responsibilities under the agreements upon completion of the merger of National City Bank into PNC Bank, N.A. In March 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement with MasterCard and other financial institution defendants and an Omnibus Agreement Regarding Interchange Litigation Sharing and Settlement Sharing with Visa, MasterCard and other financial institution defendants. If there is a resolution of all claims against all defendants, the Omnibus Agreement, in substance, apportions that resolution into a Visa portion and a MasterCard portion, with the Visa portion being two-thirds and the MasterCard portion being one-third. This apportionment only applies in the case of either a global settlement involving all defendants or an adverse judgment against the defendants, to the extent that damages either are related to the merchants’ inter-network conspiracy claims or are otherwise not attributed to specific MasterCard or Visa conduct or damages. The MasterCard portion (or any MasterCard-related liability not subject to the Omnibus

204 The PNC Financial Services Group, Inc. – Form 10-K

Agreement) will then be apportioned under the MasterCard Settlement and Judgment Sharing Agreement among MasterCard and PNC and the other financial institution defendants that are parties to this agreement. The responsibility for the Visa portion (or any Visa-related liability not subject to the Omnibus Agreement) will be apportioned under the pre-existing indemnification responsibilities and judgment and loss sharing agreements.

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

MDL Proceedings in Pennsylvania. In October 2011, the plaintiffs filed a joint consolidated amended class action complaint covering all of the class action lawsuits pending in this proceeding. The amended complaint names CBNV, another bank, and purchasers of loans originated by CBNV and the other bank (including the Residential Funding Company, LLC (“RFC”)) as defendants. (In December 2013, the Chapter 11 bankruptcy proceeding involving the RFC was completed with the company being liquidated and claims against the company being resolved, including, through a settlement between the plaintiffs and RFC approved in November 2013, the claims in these lawsuits.) The principal allegations in the amended complaint are that a group of persons and entities collectively characterized as the “Shumway/Bapst Organization” referred prospective second residential mortgage loan borrowers to CBNV and the other bank, that CBNV and the other bank charged these borrowers improper title and loan fees at loan closings, that the disclosures provided to the borrowers at loan closings were inaccurate, and that CBNV and the other bank paid some of the loan fees to the Shumway/Bapst Organization as purported “kickbacks” for the referrals. The amended complaint asserts claims for violations of the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), as amended by the Home Ownership and Equity Protection Act (HOEPA),

and the Racketeer Influenced and Corrupt Organizations Act (RICO).

The amended complaint seeks to certify a class of all borrowers who obtained a second residential non-purchase money mortgage loan, secured by their principal dwelling, from either CBNV or the other defendant bank, the terms of which made the loan subject to HOEPA. The plaintiffs seek, among other things, unspecified damages (including treble damages under RICO and RESPA), rescission of loans, declaratory and injunctive relief, interest, and attorneys’ fees. In November 2011, the defendants filed a motion to dismiss the amended complaint. In June 2013, the court granted in part and denied in part the motion, dismissing the claims of any plaintiff whose loan did not originate or was not assigned to CBNV, narrowing the scope of the RESPA claim, and dismissing several of the named plaintiffs for lack of standing. The court also dismissed the claims against the other lender defendant on jurisdictional grounds. The limitation of the potential class to CBNV borrowers reduces its size to approximately 22,500 from the 50,000 members alleged in the amended complaint. Also in June 2013, the plaintiffs filed a motion for class certification, which was granted in July 2013. In August 2013, we filed a motion seeking leave to appeal the granting of the motion for class certification. The court granted the motion in October 2013, and our appeal is pending.

North Carolina Proceedings. The plaintiffs in Bumpers make similar allegations to those included in the amended complaint in the MDL proceedings. Following the remand to North Carolina state court, the plaintiffs in Bumpers sought to represent a class of North Carolina borrowers in state court proceedings in North Carolina. The plaintiffs claim that this class consists of approximately 650 borrowers. The district court in Pennsylvania handling the MDL proceedings enjoined class proceedings in Bumpers in March 2008. In April 2008, the North Carolina Superior Court granted the Bumpers plaintiffs’ motion for summary judgment on their individual claims and awarded them approximately $11,000 each plus interest. CBNV appealed the grant of the motion for summary judgment. In September 2011, the North Carolina Court of Appeals affirmed in part and reversed in part the granting of the plaintiffs’ motion for summary judgment. The court affirmed the judgment on the plaintiffs’ claim that they paid a loan discount fee but were not provided a loan discount. It reversed the judgment on the plaintiffs’ claim that they were overcharged for settlement services and remanded that claim for trial. The court also held that, in light of the Pennsylvania district court’s injunction against class proceedings having been vacated in September 2010, the trial court may on remand consider the issue of class certification. In August 2012, the North Carolina Supreme Court granted our petition for discretionary review of the decision of the North Carolina Court of Appeals. The appeal was argued in January 2013. In August 2013, the North Carolina Supreme Court reversed the decision of the Court of Appeals and remanded the case to the Superior Court for further proceedings. In September 2013,

The PNC Financial Services Group, Inc. – Form 10-K 205

after the other plaintiff voluntarily dismissed his case, the remaining plaintiff filed a motion for leave to amend his complaint in the trial court. The plaintiff’s remaining claims, as reflected in the proposed amended complaint, relate exclusively to the loan discount fee.

Overdraft Litigation

Beginning in October 2009, PNC Bank, National City Bank and RBC Bank (USA) have been named in lawsuits brought as class actions relating to the manner in which they charged overdraft fees on ATM and debit transactions to customers and related matters. All but two of these lawsuits, both pending against RBC Bank (USA), have been settled. The following is a description of the remaining pending lawsuits.

The pending lawsuits naming RBC Bank (USA), along with similar lawsuits pending against numerous other banks, have been consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”) under the caption In re Checking Account Overdraft Litigation (MDL No. 2036, Case No. 1:09-MD-02036-JLK ). A consolidated amended complaint was filed in December 2010 that consolidated all of the claims in these MDL Court cases. The first case against RBC Bank (USA) pending in the MDL Court (Dasher v. RBC Bank (10-cv-22190-JLK)) was filed in July 2010 in the United States District Court for the Southern District of Florida. The other case against RBC Bank (USA) ( Avery v. RBC Bank (Case No. 10-cv-329)) was originally filed in North Carolina state court in July 2010 and was removed to the United States District Court for the Eastern District of North Carolina before being transferred to the MDL Court. An amended complaint was filed in Avery in August 2010.

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

The customer agreements with the plaintiffs in these two cases contain arbitration provisions. RBC Bank (USA)’s original motion in Dasher to compel arbitration under these provisions was denied by the MDL Court. This denial was appealed to the United States Court of Appeals for the Eleventh Circuit. While this appeal was pending, the United States Supreme Court issued its decision in AT&T Mobility v. Concepcion, following which the court of appeals vacated the MDL Court’s denial of the arbitration motion and remanded to the MDL Court for further consideration in light of the Concepcion decision. RBC Bank (USA)’s motion to compel arbitration, now covering both Dasher and Avery, was denied in January 2013. We appealed the denial of the motion to the United States Court of Appeals for the Eleventh Circuit, which, in February 2014, affirmed the order of the district court denying arbitration. We filed a motion asking the court of appeals to reconsider its decision, which it denied in March 2014. In April 2014, we filed a motion asking the court of appeals to stay its ruling pending the filing of a petition for a writ of certiorari with the U.S. Supreme Court. The court of appeals granted our motion later in April 2014 and stayed its ruling until July 2014. We filed a petition for a writ of certiorari in June 2014, which was denied in October 2014. Accordingly, the stay of the court of appeals’ ruling is no longer in effect. In December 2014, we filed a motion to dismiss the complaint.

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

The plaintiffs assert claims for unconscionability; unjust enrichment; and violation of the consumer protection statute of North Carolina. In the Dasher complaint, the plaintiffs also assert claims for a breach of the covenant of good faith and fair dealing and for conversion. The plaintiffs seek, among other things, restitution of overdraft fees paid, unspecified actual and punitive damages (with actual damages, in some cases, trebled under state law), pre-judgment interest, attorneys’ fees, and declaratory relief finding the overdraft policies to be unfair and unconscionable.

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

206 The PNC Financial Services Group, Inc. – Form 10-K

NatCity for a price of more than $175 million. In each complaint, Fulton seeks, among other things, unspecified actual and punitive damages, rescission, attorneys’ fees and interest.

In the case against PNC (Fulton Financial Advisors, N.A. v. PNC Capital Markets, LLC (CI 09-10838)), PNC filed preliminary objections to Fulton’s complaint, which were denied. NatCity removed the case against it to the United States District Court for the Eastern District of Pennsylvania ( Fulton Financial Advisors, N.A. v. NatCity Investments, Inc. (No. 5:09-cv-04855)), and in November 2009 filed a motion to dismiss the complaint. In October 2013, the court granted the motion to dismiss with respect to claims under the Pennsylvania Securities Act and for negligent misrepresentation, common law fraud, and aiding and abetting common law fraud and denied the motion with respect to claims for negligence and breach of fiduciary duty. Fulton filed an amended complaint in December 2013, reasserting its negligence and breach of fiduciary duty claims and adding a new claim under the Pennsylvania Securities Act. Fulton and NatCity filed motions for summary judgment in February 2015.

Weavering Macro Fixed Income Fund

In July 2009, the liquidators of the Weavering Macro Fixed Income Fund Limited (“Weavering”) issued a Plenary Summons in the High Court, Dublin, Ireland, in connection with the provision of administration services to Weavering by a European subsidiary of PNC Global Investment Servicing (“PNC GIS”), then a subsidiary of PNC. The Plenary Summons was served on the PNC GIS subsidiary (“GIS Europe”) on or about June 30, 2010.

In July 2010, PNC completed the sale of PNC GIS to The Bank of New York Mellon Corporation (“BNY Mellon”), pursuant to a stock purchase agreement dated February 1, 2010. In May 2011, BNY Mellon provided notice to PNC of an indemnification claim pursuant to the stock purchase agreement related to this litigation. PNC’s responsibility for this litigation was subject to the terms and limitations included in the indemnification provisions of the stock purchase agreement.

In November 2014, the parties reached a settlement of this litigation. The settlement is conditioned on court approval in the Cayman Islands, where Weavering was organized. The Cayman Islands court approved the settlement in February 2015. The amount of the settlement is not material to PNC.

In its Notice of Intention to Proceed and Statement of Claim, which the liquidator served in May 2011, the liquidator alleged, among other things, that GIS Europe breached its contractual duties to Weavering as well as an alleged duty of care to Weavering, and investors in Weavering, and made claims of breach of the administration and accounting services agreement, negligence, gross negligence, breach of duty, misrepresentation and negligent misstatement. The statement of claim further alleged that investors in Weavering lost approximately €282,000,000 and that, in addition, expended approximately €98,000,000 in brokerage and exchange commissions, interest, and fees as a result of the transactions at issue. The statement of claim sought, among other things, damages, costs, and interest. In January 2014, in response to a motion made by GIS Europe, the court entered a consent order adjourning the motion and staying the plaintiff’s claims until the plaintiff complies in full with its discovery obligations. The plaintiff was required to complete its production by early July 2014, but, in that month, the court extended the deadline for doing so until December 2014.

Captive Mortgage Reinsurance Litigation

In December 2011, a lawsuit (White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928)) was filed against PNC (as successor in interest to National City Corporation and several of its subsidiaries) and several mortgage insurance companies in the United States District Court for the Eastern District of Pennsylvania. This lawsuit, which was brought as a class action, alleges that National City structured its program of reinsurance of private mortgage insurance in such a way as to avoid a true transfer of risk from the mortgage insurers to National City’s captive reinsurer. The plaintiffs allege that the payments from the mortgage insurers to the captive reinsurer constitute kickbacks, referral payments, or unearned fee splits prohibited under the Real Estate Settlement Procedures Act (RESPA), as well as common law unjust enrichment. The plaintiffs claim, among other things, that from the beginning of 2004 until the end of 2010 National City’s captive reinsurer collected from the mortgage insurance company defendants at least $219 million as its share of borrowers’ private mortgage insurance premiums and that its share of paid claims during this period was approximately $12 million. The plaintiffs seek to certify a nationwide class of all persons who obtained residential mortgage loans originated, funded or originated through correspondent lending by National City or any of its subsidiaries or affiliates between January 1, 2004 and the present and, in connection with these mortgage loans, purchased private mortgage insurance and whose residential mortgage loans were included within National City’s captive mortgage reinsurance arrangements. Plaintiffs seek, among other things, statutory damages under RESPA (which include treble damages), restitution of reinsurance premiums collected, disgorgement of profits, and attorneys’ fees. In August 2012, the district court directed the plaintiffs to file an amended complaint, which the plaintiffs filed in September 2012. In November 2012, we filed a motion to dismiss the amended complaint. The court dismissed, without prejudice, the amended complaint in June 2013 on statute of limitations grounds. A second amended complaint, in response to the court’s dismissal order, was filed in July 2013. We filed a motion to dismiss the second amended complaint, also in July 2013. In August 2014, the court denied the motion to dismiss.

The PNC Financial Services Group, Inc. – Form 10-K 207

We then filed an uncontested motion to stay all proceedings pending the outcome of another matter currently on appeal before the United States Court of Appeals for the Third Circuit that involves overlapping issues. In September 2014, the district court granted the stay. In October 2014, the court of appeals decided that other matter, holding that the RESPA claims in that case were barred by the statute of limitations. We then filed a motion for reconsideration of the denial of our motion to dismiss in light of the court of appeals’ decision. In January 2015, the district court denied our motion.

Residential Mortgage-Backed Securities Indemnification Demands

We have received indemnification demands from several entities sponsoring residential mortgage-backed securities and their affiliates where purchasers of the securities have brought litigation against the sponsors and other parties involved in the securitization transactions. National City Mortgage had sold whole loans to the sponsors or their affiliates that were allegedly included in certain of these securitization transactions. According to the indemnification demands, the plaintiffs’ claims in these lawsuits are based on alleged misstatements and omissions in the offering documents for these transactions. The indemnification demands assert that agreements governing the sale of these loans or the securitization transactions to which National City Mortgage was a party require us to indemnify the sponsors and their affiliates for losses suffered in connection with these lawsuits. The parties have settled several of these cases. There has not been any determination that the parties seeking indemnification have any liability to the plaintiffs in the other lawsuits and the amount, if any for which we are responsible in the settled cases has not been determined.

Lender Placed Insurance Litigation

In June 2013, a lawsuit (Lauren vs. PNC Bank, N.A., et al.(Case No. 2:14-cv-00230)) was filed in the United States District Court for the Western District of Pennsylvania, subsequently transferred to the United States District Court for the Southern District of Ohio, against PNC Bank and American Security Insurance Company (“ASIC”), a provider of property and casualty insurance to PNC for certain residential mortgages. This lawsuit, which was brought as a class action, alleges, with respect to PNC Bank, that it breached alleged contractual (including the implied covenant of good faith and fair dealing) and fiduciary duties to residential mortgage borrowers, and, as to Ohio borrowers, violated the Ohio Consumer Sales Practice Act, all in connection with the administration of PNC Bank’s program for placement of insurance for borrowers who fail to obtain hazard insurance coverages required by the terms of their mortgages. The plaintiff alleges, among other things, that defendants placed insurance in unnecessary and excessive amounts and that PNC Bank improperly profited from these arrangements, principally as a result of the payment of commissions to PNC Bank and of reinsurance arrangements between PNC and the insurance provider. The plaintiff originally sought to certify a nationwide class and an Ohio sub-class of all persons who, during applicable periods, have or had a residential mortgage loan or line of credit with PNC Bank, and had hazard insurance placed upon the property by PNC Bank. The plaintiff seeks, among other things, damages, restitution or disgorgement of profits improperly obtained, injunctive relief, interest, and attorneys’ fees. In October 2013, the court ruled on our motion to dismiss the complaint, granting our motion with respect to the Ohio Consumer Sales Practice Act claim and otherwise denying the motion. We filed a motion seeking reconsideration of the denial as to the fiduciary duty claim, which motion was denied in November 2013. In January 2014, the court granted ASIC’s motion to dismiss the nationwide class action allegations with respect to the state common law claim of unjust enrichment pending against ASIC. Later in January 2014, PNC Bank filed a similar motion to dismiss the nationwide class action allegations, on the same grounds as asserted in ASIC’s motion to dismiss, with respect to the state common law claims of breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty pending against PNC Bank. The plaintiff thereafter agreed to withdraw those allegations. In February 2014, the court entered an order dismissing the plaintiff’s nationwide class action allegations with regard to all remaining claims against PNC, thereby leaving an Ohio-only class sought by plaintiff as to those claims. Also in February 2014, the court on its own motion transferred the matter to the United States District Court for the Southern District of Ohio, and the plaintiff moved to amend her complaint to, among other things, assert a nationwide RICO claim on behalf of the class. In May 2014, the court granted the plaintiff’s motion to amend her complaint, with the understanding that defendants may pursue their arguments against the viability of this claim by way of a motion to dismiss. In June 2014, the defendants moved to dismiss the amended complaint. The motion is pending.

In February and March 2014, two additional class action lawsuits were filed. One of them (Montoya, et al. v. PNC Bank, N.A., et al., Case No. 1:14-cv-20474-JEM) was filed in the United States District Court for the Southern District of Florida against PNC Bank, ASIC and its parent, Assurant, Inc. The other case (Tighe v. PNC Bank, N.A., et al., Case No. 14-CV-2017) was filed in the United States District Court for the Southern District of New York against these same parties as well as Alpine Indemnity Limited, a reinsurance subsidiary of PNC. The allegations of these complaints are similar to those found in the Lauren complaint. In May 2014, the Tighe lawsuit was transferred to the United States District Court for the Southern District of Ohio. In June 2014, the Tighe plaintiff filed a notice of voluntary dismissal without prejudice, thereby terminating that action.

In the complaint, the plaintiffs in Montoya assert breach of contract by PNC, breach of its duty of good faith and fair dealing, unjust enrichment, breach of a fiduciary duty, and

208 The PNC Financial Services Group, Inc. – Form 10-K

violations of Florida and New Jersey statutes pertaining to deceptive and unfair trade practices. These plaintiffs also assert claims under the federal TILA and RICO statutes. The plaintiffs seek a nationwide class on all claims except the state law statutory claims, for which they seek to certify subclasses of Florida and New Jersey residents, respectively. The plaintiffs seek, among other things, damages (including treble damages), disgorgement of “unjust benefits,” injunctive relief, interest and attorneys’ fees. PNC filed a motion to dismiss the complaint in Montoya in May 2014. In August 2014, the court in Montoya granted in part and denied in part PNC’s motion to dismiss. Specifically, the court dismissed the breach of contract, Florida deceptive and unfair trade practices, and federal TILA and RICO claims, although it allowed the RICO claims to be re-pled. The remaining claims are state claims for breach of the covenant of good faith, unjust enrichment, the New Jersey Consumer Fraud Act, and breach of fiduciary duty. Thereafter, in September 2014, on plaintiffs’ uncontested motions, the Lauren lawsuit was voluntarily dismissed and a third amended complaint in Montoya was filed adding Lauren as a plaintiff there. In October 2014, PNC moved to partially dismiss the third amended complaint. The motion to dismiss seeks dismissal of the re-pleaded RICO claims and plaintiff Lauren’s state law claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. At the same time, PNC also moved to strike nationwide class allegations with respect to the state law claims. Shortly thereafter, the plaintiffs stipulated to this relief, as a result of which the plaintiffs’ state law claims are now being brought solely as statewide class action claims in the three states in which the plaintiffs reside. In January 2015, the plaintiffs filed a motion for class certification.

Patent Infringement Litigation

In June 2013, a lawsuit (Intellectual Ventures I LLC and Intellectual Ventures II LLC vs. PNC Financial Services Group, Inc., and PNC Bank, NA, Case No. 2:13-cv-00740-AJS) was filed in the United States District Court for the Western District of Pennsylvania against PNC and PNC Bank for patent infringement. The plaintiffs allege that multiple systems by which PNC and PNC Bank provide online banking services and other services via electronic means infringe five patents owned by the plaintiffs. The plaintiffs seek, among other things, a declaration that PNC and PNC Bank are infringing each of the patents, damages for past and future infringement, and attorneys’ fees. In July 2013, we filed an answer with counterclaims, denying liability and seeking declarations that the asserted patents are invalid and that PNC has not infringed them. In November 2013, PNC filed Covered Business Method/Post Grant Review petitions in the U.S. Patent & Trademark Office (“PTO”) seeking to invalidate all five of the patents. In December 2013, the court dismissed the plaintiffs’ claims as to two of the patents and entered a stay of the lawsuit pending the PTO’s consideration of PNC’s review petitions, including any appeals from decisions of the PTO. The PTO instituted review proceedings in May 2014 on four of the five patents at issue, finding that the subject matter of those patents was “more likely than not” unpatentable. The court previously dismissed the plaintiffs’ claims with respect to the one patent not selected for review by the PTO.

In June 2014, Intellectual Ventures filed a second lawsuit (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. PNC Bank Financial Services Group, Inc., PNC Bank NA, and PNC Merchant Services Company, LP, Case No. 2:14-cv-00832-AKS) in the same court as the first lawsuit. This lawsuit alleges that PNC defendants infringed five patents, including the patent dismissed in the first lawsuit that is not subject to PTO review, and relates generally to the same technology and subject matter as the first lawsuit. The court has stayed this case pending the PTO’s consideration of various review petitions of the patents at issue in this case, as well as the review of the patents at issue in the first lawsuit and the appeals from any PTO decisions.

Mortgage Repurchase Litigation

In December 2013, Residential Funding Company, LLC (“RFC”) filed a lawsuit in the United States District Court for the District of Minnesota against PNC Bank, N.A., as alleged successor in interest to National City Mortgage Co., NCMC Newco, Inc., and North Central Financial Corporation (Residential Funding Company, LLC v. PNC Bank, N.A., et al. (Civil No. 13-3498- JRT-JSM)). In its complaint, RFC alleges that PNC Bank (through predecessors) sold $6.5 billion worth of residential mortgage loans to RFC during the timeframe at issue (approximately May 2006 through September 2008), a portion of which were allegedly materially defective, resulting in damages and losses to RFC. RFC alleges that PNC Bank breached representations and warranties made under seller contracts in connection with these sales. The complaint asserts claims for breach of contract and indemnification. RFC seeks, among other things, monetary damages, costs, and attorney’s fees. In March 2014, we filed a motion to dismiss the complaint. RFC then filed an amended complaint, as well as a motion to transfer the lawsuit to the United States Bankruptcy Court for the Southern District of New York. In April 2014, we moved to dismiss the amended complaint. In June 2014, RFC withdrew its motion to transfer the lawsuit. In October 2014, the court granted our motion to dismiss with prejudice the breach of contract claims in the complaint with respect to loans sold before May 14, 2006 and otherwise denied our motion to dismiss.

Pre-need Funeral Arrangements

National City Bank and PNC Bank are defendants in a lawsuit pending in the United States District Court for the Eastern District of Missouri under the caption Jo Ann Howard, P.C., et al. v. Cassity, et al. (No. 4:09-CV-1252-ERW) arising out of trustee services provided by Allegiant Bank, a National City Bank and PNC Bank predecessor, with respect to Missouri trusts that held pre-need funeral contract assets. Under a pre-

The PNC Financial Services Group, Inc. – Form 10-K 209

need funeral contract, a customer pays an amount up front in exchange for payment of funeral expenses following the customer’s death. In a number of states, including Missouri, pre-need funeral contract sellers are required to deposit a portion of the proceeds of the sale of pre-need funeral contracts in a trust account.

The lawsuit was filed in August 2009 by the Special Deputy Receiver for three insolvent affiliated companies, National Prearranged Services, Inc. a seller of pre-need funeral contracts (NPS), Lincoln Memorial Life Insurance Company (Lincoln), and Memorial Service Life Insurance Company (Memorial). Seven individual state life and health insurance guaranty associations, who claim they are liable under state law for payment of certain benefits under life insurance policies sold by Lincoln and Memorial, and the National Organization of Life & Health Guaranty Associations have also joined the action as plaintiffs. In addition to National City Bank and PNC Bank (added following filing of the lawsuit as successor-in-interest to National City Bank), other defendants included members of the Cassity family, who controlled NPS, Lincoln, and Memorial; officers and directors of NPS, Lincoln, and Memorial; auditors and attorneys for NPS, Lincoln, and Memorial; the trustees of each of the trusts that held pre-need funeral contract assets; and the investment advisor to the Pre-need Trusts. NPS retained several banks to act as trustees for the trusts holding NPS pre-need funeral contract assets (the “NPS Trusts”), with Allegiant Bank acting as one of these trustees with respect to seven Missouri NPS Trusts. All of the other defendants have settled with the plaintiffs, are otherwise no longer a party to the lawsuit, or are insolvent.

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

In May 2014, the court granted the plaintiffs’ motion to disallow National City Bank’s affirmative defense relating to the plaintiffs’ alleged failure to mitigate damages. In July 2014, National City Bank’s motion for reconsideration was denied. In September 2014, the plaintiffs filed a motion seeking leave to amend their complaint to reassert aiding and abetting claims, previously dismissed by the court in 2012. The court denied this motion in December 2014. Also in December 2014, the court granted in part and denied in part National City Bank’s motion for summary judgment.

A jury trial in this case began in February 2015.

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

210 The PNC Financial Services Group, Inc. – Form 10-K

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

•

In February 2012, the Department of Justice, other federal regulators and 49 state attorneys general announced agreements with the five largest mortgage servicers. Written agreements were filed with the U.S. District Court for the Southern District of New York in March 2012. Under these agreements, the mortgage servicers will make cash payments to federal and state governments, provide various forms of financial relief to borrowers, and implement new mortgage servicing standards. These governmental authorities are continuing their review of, and have engaged in discussions with, other mortgage servicers, including PNC, that were subject to the interagency horizontal review, which could result in the imposition of substantial payments and other forms of relief (similar to that agreed to by the five largest servicers) on some or all of these mortgage servicers, including PNC. Whether and to what extent any such relief may be imposed on PNC is not yet known.

•

PNC has received subpoenas from the U.S. Attorney’s Office for the Southern District of New York. The first two subpoenas, served in 2011, concern National City Bank’s lending practices in connection with loans insured by the Federal Housing Administration (FHA) as well as certain non-FHA-insured loan origination, sale and securitization practices, and a third, served in 2013, seeks information regarding claims for costs that are incurred by foreclosure counsel in connection with the foreclosure of loans insured or guaranteed by FHA, FNMA, or FHLMC. PNC is cooperating with the investigations.

•

The Department of Justice, Consumer Protection Bureau, served a subpoena on PNC in 2013 seeking information concerning the return rate for certain merchant and payment processor customers with whom PNC has a depository relationship. We believe that the subpoena is intended to determine whether, and to what extent, PNC may have facilitated fraud committed by third-parties against consumers. We are cooperating with the subpoena.

•

Through the U.S. Attorney’s Office for the District of Maryland, the office of the Inspector General for the Small Business Administration (“SBA”) served a subpoena on PNC in 2012 requesting documents concerning PNC’s relationship with, including SBA-guaranteed loans made through, a broker named Jade Capital Investments, LLC (“Jade”), as well as information regarding other PNC-originated SBA guaranteed loans made to businesses located in the State of Maryland, the Commonwealth of Virginia,

The PNC Financial Services Group, Inc. – Form 10-K 211

and Washington, DC. Certain of the Jade loans have been identified in an indictment and subsequent superseding indictment charging persons associated with Jade with conspiracy to commit bank fraud, substantive violations of the federal bank fraud statute, and money laundering. PNC is cooperating with the U.S. Attorney’s Office for the District of Maryland.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described in this Note 21.

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

See Note 22 Commitments and Guarantees for additional information regarding the Visa indemnification and our other obligations to provide indemnification, including to current and former officers, directors, employees and agents of PNC and companies we have acquired.

NOTE 22 COMMITMENTS AND GUARANTEES

Credit Extension Commitments

Table 148: Credit Commitments

In millions	December 31 2014	December 31 2013
Net unfunded loan commitments
Total commercial lending	$99,837	$90,104
Home equity lines of credit	17,839	18,754
Credit card	17,833	16,746
Other	4,178	4,266
Total net unfunded loan commitments	139,687	129,870
Net outstanding standby letters of credit (a)	9,991	10,521
Total credit commitments	$149,678	$140,391
(a)	Net outstanding standby letters of credit include $5.2 billion and $6.6 billion which support remarketing programs at December 31, 2014 and December 31, 2013, respectively.

Net Unfunded Loan Commitments

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and have risk participations in standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Internal credit ratings related to our net outstanding standby letters of credit were as follows:

Table 149: Internal Credit Ratings Related to Net Outstanding Standby Letters of Credit

	December 31 2014	December 31 2013
Internal credit ratings (as a percentage of portfolio):
Pass (a)	95%	96%
Below pass (b)	5%	4%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on December 31, 2014 had terms ranging from less than 1 year to 8 years.

As of December 31, 2014, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $182 million at December 31, 2014 and is included in Other liabilities on our Consolidated Balance Sheet.

Other Commitments

Equity Funding and Other Commitments

During 2014, financial support to private equity investments including existing direct portfolio companies and indirect private equity investments of $63 million was provided. This amount is included in Equity Investments on our Consolidated Balance Sheet. Of this amount, $24 million was provided to

212 The PNC Financial Services Group, Inc. – Form 10-K

satisfy contingent fundings to various direct investments and capital calls for commitments to various indirect private equity investments. Support to direct investments is generally to provide for growth financing or to support acquisitions or recapitalizations.

Other commitments related to equity investments at December 31, 2014 were $962 million, of which $169 million were unfunded commitments that were not recorded on our Consolidated Balance Sheet. The remaining $793 million of commitments were included in Other liabilities on our Consolidated Balance Sheet, of which $717 million related to tax credit investments.

Standby Bond Purchase Agreements and Other Liquidity Facilities

We enter into standby bond purchase agreements to support municipal bond obligations. At December 31, 2014, the aggregate of our commitments under these facilities was $1.1 billion. We also enter into certain other liquidity facilities to support individual pools of receivables acquired by commercial paper conduits. There were no commitments under these facilities at December 31, 2014.

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

The PNC Financial Services Group, Inc. – Form 10-K 213

Visa Indemnification

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (Visa).

In October 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members (Visa Reorganization) in contemplation of its initial public offering (IPO). As part of the Visa Reorganization, we received our proportionate share of Class B Visa Inc. common stock allocated to the U.S. members. Prior to the IPO, the U.S. members, which included PNC, were obligated to indemnify Visa for judgments and settlements related to certain specified litigation.

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

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At December 31, 2014 and December 31, 2013, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.3 billion and $11.7 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.7 billion at December 31, 2014 and $3.6 billion at December 31, 2013.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $35 million and $33 million as of December 31, 2014 and

December 31, 2013, respectively, and is included in Other liabilities on our Consolidated Balance Sheet.

If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Table 150: Analysis of Commercial Mortgage Recourse Obligations

In millions	2014	2013
January 1	$33	$43
Reserve adjustments, net	2	(9)
Losses – loan repurchases and settlements		(1)
December 31	$35	$33

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

214 The PNC Financial Services Group, Inc. – Form 10-K

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At December 31, 2014 and December 31, 2013, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $136 million and $153 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during 2014 and 2013 follows:

Table 151: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2014			2013
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b) (c)	Total
January 1	$131	$22	$153	$614	$58	$672
Reserve adjustments, net		20	20	(53)		(53)
Losses – loan repurchases and private investor settlements	(24)	(13)	(37)	(239)	(36)	(275)
Agency settlements				(191)		(191)
December 31	$107	$29	$136	$131	$22	$153
(a)	Repurchase obligation associated with sold loan portfolios of $57.4 billion and $91.9 billion at December 31, 2014 and December 31, 2013, respectively. The decrease at December 31, 2014 compared to December 31, 2013 reflects the exclusion of loans sold between 2000 and 2008 that were included in agency settlements and thus repurchase risk was mitigated.
(b)	Repurchase obligation associated with sold loan portfolios of $2.5 billion and $2.8 billion at December 31, 2014 and December 31, 2013, respectively. PNC is no longer engaged in the brokered home equity lending business, which was acquired with National City.
(c)	In prior periods, the unpaid principal balance of loans serviced for home equity loans/lines of credit in (b) above reflected the outstanding balance at the time of charge-off. During the second quarter of 2014, we corrected the outstanding principal balance to reflect the unpaid principal balance as of the reporting date. Accordingly, the prior period amount as of December 31, 2013 was reduced by $.8 billion.

Management believes the indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of December 31, 2014. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices and other economic conditions. At December 31, 2014, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $99 million for our portfolio of residential mortgage loans sold. At December 31, 2014, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines of credit sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

The PNC Financial Services Group, Inc. – Form 10-K 215

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

These subsidiaries provide reinsurance for accidental death & dismemberment, credit life, accident & health, lender placed hazard and borrower and lender paid mortgage insurance, of which all programs are in run-off. Aggregate maximum exposure up to the specified limits for all reinsurance contracts is as follows:

Table 152: Reinsurance Agreements Exposure (a)

In millions	December 31 2014	December 31 2013
Accidental Death & Dismemberment	$1,774	$1,902
Credit Life, Accident & Health	467	621
Lender Placed Hazard (b) (c)	2,056	2,679
Borrower and Lender Paid Mortgage Insurance	45	133
Maximum Exposure	$4,342	$5,335
Percentage of reinsurance agreements:
Excess of Loss – Mortgage Insurance	1%	2%
Quota Share	99%	98%
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$466	$620
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur, PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.
(c)	Program has been placed into run-off for coverage issued or renewed on or after June 1, 2014 with policy terms one year or less.

A rollforward of the reinsurance reserves for probable losses for 2014 and 2013 follows:

Table 153: Reinsurance Reserves – Rollforward

In millions	2014	2013
January 1	$32	$61
Paid Losses	(20)	(45)
Net Provision	11	16
Changes to Agreements	(10)
December 31	$13	$32

The reinsurance reserves are declining as the programs are in run-off. Existing reinsurance agreements with a single third-party insurer of Borrower Paid Mortgage Insurance were terminated resulting in release of reinsurance reserves. The Lender Placed Hazard program has been placed in run-off as of June 1, 2014, but there was no material impact to reinsurance reserves. There were no other changes to existing agreements nor did we enter into any new relationships.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At December 31, 2014, the reasonably possible loss above our accrual was not material.

216 The PNC Financial Services Group, Inc. – Form 10-K

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

In accordance with the disclosure requirements of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, Table 154 shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 154. The amounts reported in Table 154 exclude the fair value adjustment on the structured resale agreements of $7 million and $11 million at December 31, 2014 and December 31, 2013, respectively, that we have elected to account for at fair value. Refer to Note 7 Fair Value for additional information regarding the structured resale agreements at fair value.

Refer to Note 15 Financial Derivatives for additional information related to offsetting of financial derivatives.

Table 154: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale Agreements (a) (b)	Securities Collateral Held Under Master Netting Agreements (c)	Net Amounts (b)
Resale Agreements
December 31, 2014	$1,646		$1,646	$1,569	$77
December 31, 2013	1,542		1,542	1,453	89

In millions	Gross Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Repurchase Agreements (d) (e)	Securities Collateral Pledged Under Master Netting Agreements (c)	Net Amounts (e)
Repurchase Agreements
December 31, 2014	$3,406		$3,406	$2,580	$826
December 31, 2013	4,183		4,183	3,166	1,017
(a)	Represents the resale agreement amount included in Federal funds sold and resale agreements on our Consolidated Balance Sheet and the related accrued interest income in the amount of $1 million at both December 31, 2014 and December 31, 2013, respectively, which is included in Other Assets on the Consolidated Balance Sheet.
(b)	These amounts include certain long term resale agreements of $77 million at December 31, 2014 and $89 million at December 31, 2013, respectively, which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(c)	In accordance with the requirements of ASU 2011-11, represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(d)	Represents the repurchase agreement amount included in Federal funds purchased and repurchase agreements on our Consolidated Balance Sheet and the related accrued interest expense in the amount of less than $1 million at both December 31, 2014 and December 31, 2013, which is included in Other Liabilities on the Consolidated Balance Sheet.
(e)	These amounts include overnight repurchase agreements of $826 million and $966 million at December 31, 2014 and December 31, 2013, respectively, entered into with municipalities, pension plans, and certain trusts and insurance companies as well as certain long term repurchase agreements of $50 million at December 31, 2013, which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting. There were no long term repurchase agreements as of December 31, 2014.

The PNC Financial Services Group, Inc. – Form 10-K 217

NOTE 23 PARENT COMPANY

Summarized financial information of the parent company is as follows:

Table 155: Parent Company – Income Statement

Year ended December 31 – in millions	2014	2013	2012
Operating Revenue
Dividends from:
Bank subsidiaries and bank holding company	$3,115	$3,105	$2,660
Non-bank subsidiaries	115	205	91
Interest income	4
Noninterest income	30	28	22
Total operating revenue	3,264	3,338	2,773
Operating Expense
Interest expense	97	107	242
Other expense	127	93	359
Total operating expense	224	200	601
Income before income taxes and equity in undistributed net income of subsidiaries	3,040	3,138	2,172
Income tax benefits	(61)	(89)	(175)
Income before equity in undistributed net income of subsidiaries	3,101	3,227	2,347
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company (a)	854	845	413
Non-bank subsidiaries (a)	229	129	241
Net income (a)	$4,184	$4,201	$3,001
Other comprehensive income, net of tax:
Net pension and other postretirement benefit plan activity arising during the period	(17)	34	(40)
Other comprehensive income (loss)	(17)	34	(40)
Comprehensive income (a)	$4,167	$4,235	$2,961
(a)	Amounts for 2013 and 2012 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits. See Note 1 Accounting Policies for further detail of the adoption.

Table 156: Parent Company – Balance Sheet

December 31 – in millions	2014	2013
Assets
Cash held at banking subsidiary	$1	$1
Restricted deposits with banking subsidiary	400	400
Interest-earning deposits	2,013	221
Investments in:
Bank subsidiaries and bank holding company (a)	41,537	40,611
Non-bank subsidiaries (a)	2,480	2,250
Other assets	1,399	1,201
Total assets	$47,830	$44,684
Liabilities
Subordinated debt (b)	$1,618	$824
Senior debt (b)	889	856
Bank affiliate borrowings	102	63
Accrued expenses and other liabilities (a)	670	607
Total liabilities	3,279	2,350
Equity
Shareholders’ equity (a)	44,551	42,334
Total liabilities and equity	$47,830	$44,684
(a)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits. See Note 1 Accounting Policies for further detail of the adoption.
(b)	At December 31, 2014, debt that contractually matures in 2015 through 2019 totaled $400 million (senior debt), zero, zero, zero and $700 million (subordinated debt).

Debt issued by PNC Funding Corp, a wholly-owned finance subsidiary, is fully and unconditionally guaranteed by the parent company. In addition, in connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

Table 157: Parent Company – Interest Paid and Income Tax Refunds (Payments)

Year ended December 31 – in millions	Interest Paid	Income Tax Refunds / (Payments)
2014	$103	$(13)
2013	117	91
2012	255	453

218 The PNC Financial Services Group, Inc. – Form 10-K

Table 158: Parent Company – Statement of Cash Flows

Year ended December 31 – in millions	2014	2013	2012
Operating Activities
Net income (a)	$4,184	$4,201	$3,001
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries (a)	(1,083)	(974)	(654)
Other	118	152	566
Net cash provided (used) by operating activities	3,219	3,379	2,913
Investing Activities
Net capital returned from (contributed to) subsidiaries		87
Net cash paid for acquisition activity			(3,432)
Net change in interest-earning deposits	(1,792)	(214)
Other	(79)	(60)	(50)
Net cash provided (used) by investing activities	(1,871)	(187)	(3,482)
Financing Activities
Borrowings from subsidiaries	2,430	3,624	8,374
Repayments on borrowings from subsidiaries	(2,392)	(5,767)	(6,943)
Other borrowed funds	770	(467)	(1,753)
Preferred stock – Other issuances		495	2,446
Preferred stock – Other redemptions		(150)	(500)
Common and treasury stock issuances	252	244	158
Acquisition of treasury stock	(1,176)	(24)	(216)
Preferred stock cash dividends paid	(232)	(237)	(177)
Common stock cash dividends paid	(1,000)	(911)	(820)
Net cash provided (used) by financing activities	(1,348)	(3,193)	569
Increase (decrease) in cash and due from banks		(1)
Cash held at banking subsidiary at beginning of year	1	2	2
Cash held at banking subsidiary at end of year	$1	$1	$2
(a)	Amounts for 2013 and 2012 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits. See Note 1 Accounting Policies for further detail of the adoption.

NOTE 24 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product maturities, duration and other factors. Starting in the first quarter of 2015, we will enhance the funding charge to include consideration of the cost related to the Liquidity Coverage Ratio. Please see the Supervision and Regulation section in Item 1 and the Liquidity Risk Management section in Item 7 of this Report for more information about the ratio. A portion of capital is intended to cover unexpected losses and is assigned to our business segments using our risk-based economic capital model, including consideration of the goodwill at those business segments, as well as the diversification of risk among the business segments, ultimately reflecting PNC’s portfolio risk adjusted capital allocation.

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

The PNC Financial Services Group, Inc. – Form 10-K 219

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

Business Segment Products and Services

Retail Banking provides deposit, lending, brokerage, investment management and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Virginia, Alabama, Missouri, Georgia, Wisconsin and South Carolina.

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory, equity capital markets advisory and related services. We also provide commercial loan servicing and real estate advisory and technology solutions for the commercial real estate finance industry. Products and services are generally provided within our primary geographic markets, with certain products and services offered nationally and internationally.

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions, and trust management and administration for individuals and their families. Hawthorn provides multi-generational family planning including wealth strategy, investment management, private banking, tax and estate planning guidance, performance reporting and personal administration services to ultra high net worth families. Institutional asset management provides investment management, custody administration and retirement administration services. Institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments, primarily located in our geographic footprint.

Residential Mortgage Banking directly originates first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint. Mortgage loans represent loans collateralized by one-to-four family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and either sold, servicing retained, or held on PNC’s balance sheet. Loan sales are primarily to secondary mortgage conduits of FNMA, FHLMC, Federal Home Loan Banks and third-party investors, or are securitized and issued under the GNMA program. The mortgage servicing operation performs all functions related to servicing mortgage loans, primarily those in first lien position, for various investors and for loans owned by PNC.

BlackRock, is a leading publicly traded investment management firm providing a broad range of investment and risk management services to institutional and retail clients worldwide. Using a diverse platform of active and index investment strategies across asset classes, BlackRock develops investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. BlackRock also offers an investment and risk management technology platform, risk analytics and advisory services and solutions to a broad base of institutional investors.

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At December 31, 2014, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $285 million, $249 million and $225 million during 2014, 2013 and 2012, respectively.

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit, and a small commercial/commercial real estate loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

220 The PNC Financial Services Group, Inc. – Form 10-K

Table 159: Results Of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other (a)	Consolidated (a)
2014
INCOME STATEMENT
Net interest income	$3,923	$3,605	$289	$149		$547	$12	$8,525
Noninterest income	2,125	1,743	818	651	$703	40	770	6,850
Total revenue	6,048	5,348	1,107	800	703	587	782	15,375
Provision for credit losses (benefit)	277	107	(1)	(2)		(119)	11	273
Depreciation and amortization	176	135	42	12			411	776
Other noninterest expense	4,449	1,929	779	734		125	696	8,712
Income (loss) before income taxes and noncontrolling interests	1,146	3,177	287	56	703	581	(336)	5,614
Income taxes (benefit)	418	1,071	106	21	173	214	(596)	1,407
Net income	$728	$2,106	$181	$35	$530	$367	$260	$4,207
Inter-segment revenue	$2	$23	$11	$17	$16	$(10)	$(59)
Average Assets (b)	$75,046	$122,927	$7,745	$7,857	$6,640	$8,338	$99,300	$327,853
2013
INCOME STATEMENT
Net interest income	$4,077	$3,680	$288	$194		$689	$219	$9,147
Noninterest income	2,021	1,702	752	906	$621	53	810	6,865
Total revenue	6,098	5,382	1,040	1,100	621	742	1,029	16,012
Provision for credit losses (benefit)	657	(25)	10	21		(21)	1	643
Depreciation and amortization	186	128	42	11			348	715
Other noninterest expense	4,390	1,871	732	834		163	976	8,966
Income (loss) before income taxes and noncontrolling interests	865	3,408	256	234	621	600	(296)	5,688
Income taxes (benefit)	315	1,144	94	86	152	221	(536)	1,476
Net income	$550	$2,264	$162	$148	$469	$379	$240	$4,212
Inter-segment revenue	$3	$28	$12	$8	$17	$(10)	$(58)
Average Assets (b)	$74,971	$112,970	$7,366	$9,896	$6,272	$9,987	$84,202	$305,664
2012
INCOME STATEMENT
Net interest income	$4,314	$3,991	$297	$209		$830	$(1)	$9,640
Noninterest income	2,012	1,598	676	317	$512	13	744	5,872
Total revenue	6,326	5,589	973	526	512	843	743	15,512
Provision for credit losses (benefit)	800		11	(5)		181		987
Depreciation and amortization	194	141	41	11			320	707
Other noninterest expense	4,392	1,887	691	981		287	1,541	9,779
Income (loss) before income taxes and noncontrolling interests	940	3,561	230	(461)	512	375	(1,118)	4,039
Income taxes (benefit)	344	1,233	85	(153)	117	138	(719)	1,045
Net income (loss)	$596	$2,328	$145	$(308)	$395	$237	$(399)	$2,994
Inter-segment revenue	$1	$33	$12	$7	$15	$(10)	$(58)
Average Assets (b)	$72,573	$102,962	$6,735	$11,529	$5,857	$12,050	$83,248	$294,954
(a)	Amounts for 2013 and 2012 periods have been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Period-end balances for BlackRock.

NOTE 25 SUBSEQUENT EVENTS

On February 23, 2015, PNC Bank issued:

•

$750 million of senior notes with a maturity date of February 23, 2025. Interest is payable semi-annually at a fixed rate of 2.950% on February 23 and August 23 of each year, beginning on August 23, 2015, and

•

$1.0 billion of senior notes with a maturity date of February 23, 2018. Interest is payable semi-annually at a fixed rate of 1.500% on February 23 and August 23 of each year, beginning on August 23, 2015.

The PNC Financial Services Group, Inc. – Form 10-K 221

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

Selected Quarterly Financial Data

Dollars in millions, except per share data	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary Of Operations
Interest income	$2,337	$2,328	$2,356	$2,410	$2,479	$2,448	$2,469	$2,611
Interest expense	240	224	227	215	213	214	211	222
Net interest income	2,097	2,104	2,129	2,195	2,266	2,234	2,258	2,389
Noninterest income (a)	1,850	1,737	1,681	1,582	1,807	1,686	1,806	1,566
Total revenue	3,947	3,841	3,810	3,777	4,073	3,920	4,064	3,955
Provision for credit losses	52	55	72	94	113	137	157	236
Noninterest expense (b)	2,539	2,357	2,328	2,264	2,514	2,394	2,405	2,368
Income before income taxes and noncontrolling interests	1,356	1,429	1,410	1,419	1,446	1,389	1,502	1,351
Income taxes (b)	299	391	358	359	372	361	387	356
Net income (b)	1,057	1,038	1,052	1,060	1,074	1,028	1,115	995
Less: Net income (loss) attributable to noncontrolling interests (b)	21	1	3	(2)	13	2	4	(8)
Preferred stock dividends and discount accretion and redemptions	48	71	48	70	50	71	53	75
Net income attributable to common shareholders	$988	$966	$1,001	$992	$1,011	$955	$1,058	$928
Per Common Share Data
Book value (b)	$77.61	$76.71	$75.62	$73.73	$72.07	$69.75	$68.32	$68.10
Basic earnings from net income (b) (c)	1.88	1.82	1.88	1.86	1.90	1.80	2.00	1.76
Diluted earnings from net income (b) (c)	1.84	1.79	1.85	1.82	1.87	1.77	1.98	1.74
(a)	Noninterest income included private equity gains/(losses) and net gains on sales of securities in each quarter as follows:

	2014				2013
in millions	Fourth	Third	Second	First	Fourth	Third	Second	First
Private equity gains/(losses)	$61	$70	$35	$42	$99	$43	$33	$27
Net gains on sales of securities	–	–	(6)	10	3	21	61	14
(b)	Amounts for 2013 periods have been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits.
(c)	The sum of the quarterly amounts for 2014 and 2013 does not equal the respective year’s amount because the quarterly calculations are based on a changing number of average shares.

222 The PNC Financial Services Group, Inc. – Form 10-K

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	2014			2013			2012
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency (d)	$18,935	$503	2.66%	$22,746	$562	2.47%	$24,976	$725	2.90%
Non-agency	5,106	244	4.78	5,828	317	5.44	6,506	350	5.38
Commercial mortgage-backed (d)	5,461	192	3.52	5,228	222	4.25	5,228	246	4.71
Asset-backed	5,321	105	1.97	5,857	110	1.88	5,227	106	2.03
U.S. Treasury and government agencies	4,837	57	1.18	2,326	37	1.59	2,733	55	2.01
State and municipal	2,148	96	4.47	2,250	97	4.31	1,920	91	4.74
Other debt	2,016	52	2.58	2,632	64	2.43	3,019	82	2.72
Corporate stocks and other	402	–	–	342	–	–	350	–	–
Total securities available for sale	44,226	1,249	2.82	47,209	1,409	2.98	49,959	1,655	3.31
Securities held to maturity
Residential mortgage-backed	5,885	207	3.52	4,374	153	3.50	4,423	156	3.53
Commercial mortgage-backed	2,502	99	3.96	3,422	151	4.41	4,288	195	4.55
Asset-backed	908	14	1.54	983	16	1.63	892	17	1.91
U.S. Treasury and government agencies	243	9	3.70	235	9	3.83	226	9	3.98
State and municipal	1,727	95	5.50	749	42	5.61	670	28	4.18
Other	329	10	3.04	347	11	3.17	358	10	2.79
Total securities held to maturity	11,594	434	3.74	10,110	382	3.78	10,857	415	3.82
Total investment securities	55,820	1,683	3.02	57,319	1,791	3.12	60,816	2,070	3.40
Loans
Commercial	92,411	3,029	3.28	86,047	3,243	3.77	76,654	3,447	4.50
Commercial real estate	22,646	919	4.06	19,469	937	4.81	18,115	1,005	5.55
Equipment lease financing	7,567	278	3.67	7,329	292	3.98	6,674	307	4.60
Consumer	62,529	2,609	4.17	62,125	2,744	4.42	59,752	2,801	4.69
Residential real estate	14,495	721	4.97	15,003	773	5.15	15,423	832	5.39
Total loans	199,648	7,556	3.78	189,973	7,989	4.21	176,618	8,392	4.75
Interest-earning deposits with banks	19,204	49	.26	4,910	12	.24	1,913	4	.21
Loans held for sale	2,123	99	4.66	2,909	157	5.40	2,977	168	5.64
Federal funds sold and resale agreements	1,446	5	.35	960	8	.83	1,594	22	1.38
Other	5,064	228	4.50	4,574	218	4.77	4,636	222	4.79
Total interest-earning assets/interest income	283,305	9,620	3.40	260,645	10,175	3.90	248,554	10,878	4.38
Noninterest-earning assets:
Allowance for loan and lease losses	(3,482)			(3,796)			(4,157)
Cash and due from banks	3,945			3,953			3,877
Other	44,085			44,862			46,680
Total assets	$327,853			$305,664			$294,954
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$75,513	$140	.19%	$70,567	$128	.18%	$65,933	$138	.21%
Demand	43,367	22	.05	40,144	18	.04	34,342	14	.04
Savings	11,990	14	.12	10,954	10	.09	9,863	9	.09
Retail certificates of deposit	19,636	145	.74	22,274	180	.81	26,609	210	.79
Time deposits in foreign offices and other time	2,308	4	.17	2,061	8	.39	3,195	15	.47
Total interest-bearing deposits	152,814	325	.21	146,000	344	.24	139,942	386	.28
Borrowed funds
Federal funds purchased and repurchase agreements	3,560	3	.08	3,884	6	.15	4,542	10	.22
Federal Home Loan Bank borrowings	14,863	73	.49	8,617	45	.52	9,678	72	.74
Bank notes and senior debt	14,114	202	1.43	11,221	191	1.70	10,275	236	2.30
Subordinated debt	8,559	219	2.56	7,373	205	2.78	7,019	320	4.56
Commercial paper	4,861	14	.29	6,902	16	.23	8,383	23	.27
Other	2,860	70	2.45	2,025	53	2.62	1,947	47	2.41
Total borrowed funds	48,817	581	1.19	40,022	516	1.29	41,844	708	1.69
Total interest-bearing liabilities/interest expense	201,631	906	.45	186,022	860	.46	181,786	1,094	.60
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	70,108			66,168			61,610
Allowance for unfunded loan commitments and letters of credit	238			241			237
Accrued expenses and other liabilities	10,530			10,918			11,321
Equity	45,346			42,315			40,000
Total liabilities and equity	$327,853			$305,664			$294,954
Interest rate spread			2.95			3.44			3.78
Impact of noninterest-bearing sources			.13			.13			.16
Net interest income/margin		$8,714	3.08%		$9,315	3.57%		$9,784	3.94%

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 223

(a)	Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities.
(b)	Loan fees for the years ended December 31, 2014, 2013 and 2012 were $162 million, $230 million and $217 million, respectively.
(c)	Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2014, 2013 and 2012 were $189 million, $168 million and $144 million, respectively.
(d)	These line items were corrected for all periods presented due to a misclassification of Government National Mortgage Association (GNMA) securities collateralized by project loans, which were previously reported as residential mortgage-backed agency securities and have been reclassified to commercial mortgage-backed securities.

224 The PNC Financial Services Group, Inc. – Form 10-K

Analysis Of Year-To-Year Changes In Net Interest Income (a) (b)

	2014/2013			2013/2012
	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:

Taxable-equivalent basis – in millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$(99)	$40	$(59)	$(62)	$(101)	$(163)
Non-agency	(37)	(36)	(73)	(37)	4	(33)
Commercial mortgage-backed	10	(40)	(30)		(24)	(24)
Asset-backed	(10)	5	(5)	12	(8)	4
U.S. Treasury and government agencies	32	(12)	20	(8)	(10)	(18)
State and municipal	(5)	4	(1)	15	(9)	6
Other debt	(16)	4	(12)	(10)	(8)	(18)
Total securities available for sale	(86)	(74)	(160)	(87)	(159)	(246)
Securities held to maturity
Residential mortgage-backed	53	1	54	(2)	(1)	(3)
Commercial mortgage-backed	(38)	(14)	(52)	(38)	(6)	(44)
Asset-backed	(1)	(1)	(2)	2	(3)	(1)
State and municipal	54	(1)	53	3	11	14
Other	(1)		(1)		1	1
Total securities held to maturity	56	(4)	52	(29)	(4)	(33)
Total investment securities	(49)	(59)	(108)	(115)	(164)	(279)
Loans
Commercial	228	(442)	(214)	394	(598)	(204)
Commercial real estate	140	(158)	(18)	72	(140)	(68)
Equipment lease financing	9	(23)	(14)	28	(43)	(15)
Consumer	18	(153)	(135)	108	(165)	(57)
Residential real estate	(26)	(26)	(52)	(23)	(36)	(59)
Total loans	399	(832)	(433)	601	(1,004)	(403)
Interest-earning deposits with banks	36	1	37	7	1	8
Loans held for sale	(38)	(20)	(58)	(4)	(7)	(11)
Federal funds sold and resale agreements	3	(6)	(3)	(7)	(7)	(14)
Other	22	(12)	10	3	(1)	(4)
Total interest-earning assets	$829	$(1,384)	$(555)	$518	$(1,221)	$(703)
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$7	$5	$12	$10	$(20)	$(10)
Demand	1	3	4	4		4
Savings	1	3	4	1		1
Retail certificates of deposit	(20)	(15)	(35)	(35)	5	(30)
Time deposits in foreign offices and other time	1	(5)	(4)	(4)	(3)	(7)
Total interest-bearing deposits	18	(37)	(19)	16	(58)	(42)
Borrowed funds
Federal funds purchased and repurchase agreements		(3)	(3)	(1)	(3)	(4)
Federal Home Loan Bank borrowings	31	(3)	28	(7)	(20)	(27)
Bank notes and senior debt	44	(33)	11	21	(66)	(45)
Subordinated debt	31	(17)	14	15	(130)	(115)
Commercial paper	(6)	4	(2)	(4)	(3)	(7)
Other	20	(3)	17	2	4	6
Total borrowed funds	107	(42)	65	(30)	(162)	(192)
Total interest-bearing liabilities	66	(20)	46	25	(259)	(234)
Change in net interest income	$767	$(1,368)	$(601)	$461	$(930)	$(469)
(a)	Changes attributable to rate/volume are prorated into rate and volume components.
(b)	Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the years ended December 31, 2014, 2013 and 2012 were $189 million, $168 million and $144 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-K 225

Loans Summary

December 31 – in millions	2014	2013	2012 (a)	2011	2010
Commercial lending
Commercial	$97,420	$88,378	$83,040	$65,694	$55,177
Commercial real estate	23,262	21,191	18,655	16,204	17,934
Equipment lease financing	7,686	7,576	7,247	6,416	6,393
Total commercial lending	128,368	117,145	108,942	88,314	79,504
Consumer lending
Home equity	34,677	36,447	35,920	33,089	34,226
Residential real estate	14,407	15,065	15,240	14,469	15,999
Credit card	4,612	4,425	4,303	3,976	3,920
Other consumer	22,753	22,531	21,451	19,166	16,946
Total consumer lending	76,449	78,468	76,914	70,700	71,091
Total loans	$204,817	$195,613	$185,856	$159,014	$150,595
(a)	Includes the impact of the RBC Bank (USA) acquisition, which we acquired on March 2, 2012.

Impact to 2013 and 2012 Periods from Adoption of ASU 2014-01 (Investments in Low Income Housing Tax Credits) (a)

Income Statement

	Year ended
In millions	December 31 2013	December 31 2012
Noninterest Expense
Previously reported	$9,801	$10,582
Adjustment from adoption of ASU 2014-01	(120)	(96)
Revised	$9,681	$10,486
Net Income
Previously reported	$4,227	$3,001
Adjustment from adoption of ASU 2014-01	(15)	(7)
Revised	$4,212	$2,994
Diluted Earnings per Share
Previously reported	$7.39	$5.36
Adjustment from adoption of ASU 2014-01	(.03)	(.03)
Revised	$7.36	$5.33
Efficiency
Previously reported	61%	68%
Adjustment from adoption of ASU 2014-01	(1)
Revised	60%	68%
Effective Tax Rate
Previously reported	24.1%	23.9%
Adjustment from adoption of ASU 2014-01	1.8	2.0
Revised	25.9%	25.9%

Balance Sheet

In millions	December 31 2013	December 31 2012
Retained Earnings
Previously reported	$23,325	20,265
Adjustment from adoption of ASU 2014-01	(74)	(55)
Revised	$23,251	20,210
(a)	We adopted the guidance in ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting For Investments in Qualified Affordable Housing Projects in the first quarter of 2014. Retrospective application is required.

226 The PNC Financial Services Group, Inc. – Form 10-K

Tangible Book Value per Common Share Ratio (Non-GAAP)

December 31 – dollars in millions, except per share data	2014	2013	2012	2011	2010
Book value per common share (a)	$77.61	$72.07	$66.95	$61.44	$56.22
Tangible book value per common share
Common shareholders’ equity (a)	$40,605	$38,392	$35,358	$32,374	$29,560
Goodwill and Other Intangible Assets (b)	(9,595)	(9,654)	(9,798)	(9,027)	(9,052)
Deferred tax liabilities on Goodwill and Other
Intangible Assets (b)	320	333	354	431	461
Tangible common shareholders’ equity	$31,330	$29,071	$25,914	$23,778	$20,969
Period-end common shares outstanding (in millions)	523	533	528	527	526
Tangible book value per common share (Non-GAAP) (c)	$59.88	$54.57	$49.07	$45.13	$39.88
(a)	Amounts for prior periods have been updated to reflect the first quarter 2014 adoption of Accounting Standards Update (ASU) 2014-01 related to investments in low income housing tax credits.
(b)	Excludes the impact from mortgage servicing rights of $1.4 billion, $1.6 billion, $1.1 billion, $1.1 billion and $1.7 billion at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
(c)	We believe this non-GAAP financial measure serves as a useful tool to help evaluate the strength and discipline of a company’s capital management strategies and as an additional conservative measure of total company value.

Estimated Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratio (a)

	Pro forma Fully Phased-In Basel III
Dollars in millions	December 31 2013	December 31 2012
Common stock, related surplus and retained earnings, net of treasury stock	$38,031	$34,579
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(9,321)	(9,445)
Basel III total threshold deductions	(1,386)	(2,330)
Accumulated other comprehensive income (b)	196	276
All other adjustments (c)	(64)	(579)
Estimated Basel III Common equity Tier 1 capital	$27,456	$22,501
Estimated Basel III standardized approach risk-weighted assets (d)	$291,977	N/A
Estimated Basel III advanced approaches risk-weighted assets (e)	$290,080	$301,006
Estimated Basel III Common equity Tier 1 capital ratio	9.4%	7.5%
Risk-weighted assets utilized	Standardized	Advanced
(a)	Amounts have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.
(b)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(c)	Includes adjustments as required based on whether the standardized approach or advanced approaches is utilized.
(d)	Basel III standardized approach risk-weighted assets were estimated based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(e)	Basel III advanced approaches risk-weighted assets were estimated based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets.

Basel I Tier 1 Common Capital Ratio (a) (b)

Dollars in millions	December 31 2013	December 31 2012	December 31 2011	December 31 2010
Basel I Tier 1 common capital	$28,484	$24,951	$23,732	$21,188
Basel I risk-weighted assets	272,169	260,847	230,705	216,283
Basel I Tier 1 common capital ratio	10.5%	9.6%	10.3%	9.8%
(a)	Effective January 1, 2014, the Basel I Tier 1 common capital ratio no longer applies to PNC (except for stress testing purposes). Our 2013 Form 10-K included additional information regarding our Basel I capital ratios.
(b)	Amounts have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

The PNC Financial Services Group, Inc. – Form 10-K 227

Nonperforming Assets and Related Information

December 31 – dollars in millions	2014	2013	2012	2011	2010
Nonperforming loans
Commercial	$290	$457	$590	$899	$1,253
Commercial real estate	334	518	807	1,345	1,835
Equipment lease financing	2	5	13	22	77
Total commercial lending	626	980	1,410	2,266	3,165
Consumer lending (a)
Home equity (b) (c)	1,112	1,139	951	529	448
Residential real estate (b)	706	904	845	726	818
Credit card (d)	3	4	5	8
Other consumer (b)	63	61	43	31	35
Total consumer lending (e)	1,884	2,108	1,844	1,294	1,301
Total nonperforming loans (f)	2,510	3,088	3,254	3,560	4,466
OREO and foreclosed assets
Other real estate owned (OREO) (g)	351	360	507	561	589
Foreclosed and other assets	19	9	33	35	68
Total OREO and foreclosed assets	370	369	540	596	657
Total nonperforming assets	$2,880	$3,457	$3,794	$4,156	$5,123
Nonperforming loans to total loans	1.23%	1.58%	1.75%	2.24%	2.97%
Nonperforming assets to total loans, OREO and foreclosed assets	1.40	1.76	2.04	2.60	3.39
Nonperforming assets to total assets	0.83	1.08	1.24	1.53	1.94
Interest on nonperforming loans
Computed on original terms	$125	$163	$212	$278	$329
Recognized prior to nonperforming status	25	30	30	47	53
Troubled Debt Restructurings
Nonperforming	$1,370	$1,511	$1,589	$1,141	$784
Performing	1,213	1,228	1,270	1,062	874
Past due loans
Accruing loans past due 90 days or more (h)	$1,105	$1,491	$2,351	$2,973	$2,709
As a percentage of total loans	.54%	.76%	1.26%	1.87%	1.80%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more (i)	$9	$4	$38	$49	$65
As a percentage of total loans held for sale	.40%	.18%	1.03%	1.67%	1.86%
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, nonperforming home equity loans increased $214 million, nonperforming residential mortgage loans increased $187 million and nonperforming other consumer loans increased $25 million. Charge-offs were taken on these loans where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $134 million.
(c)	In the first quarter of 2012, we adopted a policy stating that Home equity loans past due 90 days or more would be placed on nonaccrual status. Prior policy required that these loans be past due 180 days before being placed on nonaccrual status.
(d)	Effective in the second quarter 2011, the commercial nonaccrual policy was applied to certain small business credit card balances. This change resulted in loans being placed on nonaccrual status when they become 90 days or more past due. We continue to charge off these loans at 180 days past due.
(e)	Pursuant to regulatory guidance, issued in the third quarter of 2012, nonperforming consumer loans, primarily home equity and residential mortgage, increased $288 million in 2012 related to changes in treatment of certain loans classified as TDRs, net of charge-offs, resulting from bankruptcy where no formal reaffirmation was provided by the borrower and therefore a concession has been granted based upon discharge from personal liability. Charge-offs have been taken where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $128 million.
(f)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(g)	OREO excludes $194 million, $245 million, $380 million, $280 million and $178 million at December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010, respectively, related to residential real estate that was acquired by us upon foreclosure of serviced loans because they are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) or guaranteed by the Department of Housing and Urban Development.
(h)	Amounts include certain government insured or guaranteed consumer loans totaling $996 million, $995 million, $2,236 million, $2,474 million and $2,167 million at December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Past due loan amounts exclude purchased impaired loans as they are considered current loans due to the accretion of interest income.
(i)	Amounts include certain government insured or guaranteed consumer loans held for sale totaling $9 million, $4 million, zero, $15 million and $22 million at December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

228 The PNC Financial Services Group, Inc. – Form 10-K

Summary of Loan Loss Experience

Year ended December 31 – dollars in millions	2014	2013	2012	2011	2010
Allowance for loan and lease losses – January 1	$3,609	$4,036	$4,347	$4,887	$5,072
Charge-offs
Commercial	(276)	(395)	(474)	(700)	(1,227)
Commercial real estate	(70)	(203)	(314)	(464)	(670)
Equipment lease financing	(14)	(8)	(16)	(35)	(120)
Home equity	(275)	(486)	(560)	(484)	(488)
Residential real estate	(40)	(133)	(110)	(153)	(406)
Credit card	(163)	(178)	(200)	(235)	(335)
Other consumer	(183)	(185)	(196)	(193)	(246)
Total charge-offs	(1,021)	(1,588)	(1,870)	(2,264)	(3,492)
Recoveries
Commercial	207	248	300	332	294
Commercial real estate	84	93	115	105	77
Equipment lease financing	14	16	30	50	56
Home equity	78	73	61	48	41
Residential real estate	26	4	(1)	11	19
Credit card	21	22	26	23	20
Other consumer	60	55	50	56	49
Total recoveries	490	511	581	625	556
Net charge-offs	(531)	(1,077)	(1,289)	(1,639)	(2,936)
Provision for credit losses	273	643	987	1,152	2,502
Net change in allowance for unfunded loan commitments and letters of credit	(17)	8	(10)	(52)	108
Adoption of ASU 2009-17, Consolidations	141
Other	(3)	(1)	1	(1)
Allowance for loan and lease losses – December 31	$3,331	$3,609	$4,036	$4,347	$4,887
Allowance as a percent of December 31:
Loans	1.63%	1.84%	2.17%	2.73%	3.25%
Nonperforming loans	133	117	124	122	109
As a percent of average loans
Net charge-offs	.27	.57	.73	1.08	1.91
Provision for credit losses	.14	.34	.56	.76	1.63
Allowance for loan and lease losses	1.67	1.90	2.28	2.86	3.18
Allowance as a multiple of net charge-offs	6.27	x	3.35	x	3.13	x	2.65	x	1.66	x

The PNC Financial Services Group, Inc. – Form 10-K 229

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies.

Allocation of Allowance for Loan and Lease Losses

	2014		2013		2012		2011		2010
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$1,209	47.6%	$1,100	45.2%	$1,131	44.7%	$1,180	41.3%	$1,387	36.7%
Commercial real estate	318	11.4	400	10.8	589	10.0	753	10.2	1,086	11.9
Equipment lease financing	44	3.7	47	3.9	54	3.9	62	4.0	94	4.2
Home equity	872	16.9	1,051	18.6	1,044	19.3	1,095	20.8	684	22.7
Residential real estate	561	7.0	642	7.7	847	8.2	894	9.1	1,093	10.6
Credit card	173	2.3	169	2.3	199	2.3	202	2.5	361	2.6
Other consumer	154	11.1	200	11.5	172	11.6	161	12.1	182	11.3
Total	$3,331	100.0%	$3,609	100.0%	$4,036	100.0%	$4,347	100.0%	$4,887	100.0%

Selected Loan Maturities and Interest Sensitivity

December 31, 2014 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$26,245	$60,715	$10,460	$97,420
Commercial real estate – Real estate projects	6,613	12,290	4,359	23,262
Total	$32,858	$73,005	$14,819	$120,682
Loans with:
Predetermined rate	$5,454	$10,623	$7,275	$23,352
Floating or adjustable rate	27,404	62,382	7,544	97,330
Total	$32,858	$73,005	$14,819	$120,682

At December 31, 2014, we had no pay-fixed interest rate swaps designated to commercial loans as part of fair value hedge strategies. At December 31, 2014, $20.0 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (1 month and 3 month LIBOR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

Time Deposits of $100,000 Or More

The aggregate amount of time deposits with a denomination of $100,000 or more was $8.8 billion at December 31, 2014, which included time deposits in foreign offices totaling $2.4 billion at December 31, 2014. Domestic time deposits of $100,000 or more were $6.4 billion with the following maturities:

December 31, 2014 – in millions	Domestic Certificates of Deposit

Three months or less	$1,651
Over three through six months	960
Over six through twelve months	1,721
Over twelve months	2,040
Total	$6,372

Common Stock Prices/Dividends Declared

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared
2014 Quarter
First	$87.80	$76.06	$87.00	$.44
Second	89.85	79.80	89.05	.48
Third	90.00	80.43	85.58	.48
Fourth	93.45	76.69	91.23	.48
Total				$1.88
2013 Quarter
First	$66.93	$58.96	$66.50	$.40
Second	74.19	63.69	72.92	.44
Third	77.93	71.48	72.45	.44
Fourth	78.36	70.63	77.58	.44
Total				$1.72

230 The PNC Financial Services Group, Inc. – Form 10-K

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

We performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2014.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2014 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2014. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Report.

DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2014, we performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2014, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts), required by this item is included under the captions “Election of Directors (Item 1),” and “Corporate Governance – Board committees – Audit Committee,” and “Director and Executive Officer Relationships – Family relationships” in our Proxy Statement to be filed for the 2015 annual meeting of shareholders and is incorporated herein by reference.

Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Director and Executive Officer Relationships – Section 16(a) beneficial ownership reporting compliance” in our Proxy Statement to be filed for the 2015 annual meeting of shareholders and is incorporated herein by reference.

Additional information regarding our executive officers and our directors is included in Part I of this Report under the captions “Executive Officers of the Registrant” and “Directors of the Registrant.”

Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the caption “Corporate Governance – Our code of ethics” in our Proxy Statement to be filed for the 2015 annual meeting of shareholders and is incorporated herein by reference. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

The PNC Financial Services Group, Inc. – Form 10-K 231

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Corporate Governance – Board committees – Personnel and Compensation Committee – Compensation committee interlocks and insider participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” “Compensation Tables,” and “Change in Control and Termination of Employment” in our Proxy Statement to be filed for the 2015 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e)(5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Directors and Executive Officers” in our Proxy Statement to be filed for the 2015 annual meeting of shareholders and is incorporated herein by reference.

Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2014 is included in the table which follows. Also included in the notes to the table is information regarding awards or portions of awards under our 2006 Incentive Award Plan that, by their terms, are payable only in cash. Additional information regarding these plans is included in Note 14 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information

At December 31, 2014

		(a)	(b)	(c)
		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Long-Term Incentive Award Plan				(Note 1)
Stock Options		524,723	$66.56
2006 Incentive Award Plan	(Note 2 and Note 3)
Stock Options		6,163,632	$55.50	17,997,353
Incentive Performance Unit Awards	(Note 4)	596,991	N/A
Stock-Payable Restricted Stock Units	(Note 5)	3,773,079	N/A
1996 Executive Incentive Award Plan
Incentive Awards			N/A	(Note 6)
Employee Stock Purchase Plan	(Note 7)			1,019,704
Total approved by security holders		11,058,425		19,017,057
Equity compensation plans not approved by security holders	(Note 8)
Former National City Corporation Equity-Based Compensation Plans, including stock options		1,817,776	$585.23
Former Sterling Financial Corporation Stock Option Plan		12,948	$78.56
Total not approved by security holders		1,830,724
Total		12,889,149		19,017,057

N/A – not applicable

232 The PNC Financial Services Group, Inc. – Form 10-K

Note 1 – After shareholder approval of the 2006 Incentive Award Plan at the 2006 annual meeting of PNC’s shareholders on April 25, 2006 (see Note 2 below), no further grants were permitted under the 1997 Long-Term Incentive Award Plan, with certain exceptions that are no longer applicable.

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

The plan was most recently amended and restated incorporating amendments adopted by the Board and approved by PNC’s shareholders at the 2011 annual meeting of shareholders, effective as of March 11, 2011. These amendments incorporate, among other things, an increase to the overall limit on the number of shares that may be awarded under the plan to 46,000,000, and a new requirement that each award of a share (other than pursuant to a stock option or SAR) granted under the plan after that effective date will reduce the aggregate plan limit by 2.5 shares, while each award of a share pursuant to a stock option or SAR will reduce the aggregate plan limit by one share.

Note 3 – Under the 2006 Incentive Award Plan, awards or portions of awards that, by their terms, are payable only in cash do not reduce the number of shares that remain available for issuance under the plan (the number in column (c)). During 2014, a total of 397,929 cash-payable share units plus cash-payable dividend equivalents with respect to 268,488 of those share units were granted under the plan. This number includes an incremental change in the cash-payable portion of the 2012 incentive performance unit award grant described in Note 4 below (net of forfeitures), a separate 2014 incentive performance unit award grant payable solely in cash, 2013 and 2014 grants of share units (all of which include rights to cash dividend equivalents) payable solely in cash and fractional units payable solely in cash. Payments are subject to the conditions of the individual grants, including, where applicable, the achievement of any performance goals or service requirement established for such grants. The comparable amount for 2013 was 505,343 cash-payable share units plus cash-payable dividend equivalents with respect to

391,520 cash-payable restricted share units, and the comparable amount for 2012 was 543,959 cash-payable share units plus cash-payable dividend equivalents with respect to 418,665 cash-payable restricted share units.

Note 4 – These incentive performance unit awards provide for the issuance of shares of common stock (up to a target number of shares) based on the degree to which corporate performance goals established by the Personnel and Compensation Committee have been achieved, subject to potential negative adjustment based on certain risk-related performance metrics, and, if a premium level of such performance is achieved, for further payment in cash. The numbers in column (a) of this table for these awards reflect the maximum number of shares that could be issued pursuant to grants outstanding at December 31, 2014 upon achievement of the performance goals and other conditions of the grants. At the premium level of performance, a further maximum payout of cash equivalents for 100%, 25% and 25%, respectively, of the same number of share units for the 2012 grant, 2013 grant and 2014 grant, respectively, plus the incremental change described in Note 3, could also be payable subject to the other conditions of the grants. Grants under the 2006 Incentive Award Plan were made in the first quarter of 2012, 2013 and 2014.

Note 5 – These stock-payable restricted stock units include 2011, 2012, 2013 and 2014 grants of performance-based restricted share units (with the units payable solely in stock and related dividend equivalents payable solely in cash) that have a service condition, an external and also in the later grants an internal risk-related performance condition and a market condition and also include grants of other stock-payable restricted share units, some of which are time-based, others which are performance-based and some of which also include related dividend equivalents payable solely in cash. The number in column (a) includes the maximum number of shares that could be issued pursuant to grants of this type of award outstanding at December 31, 2014 upon achievement of the performance and market conditions, where applicable, and other conditions of the grants. Cash-payable dividend equivalents were granted with respect to most of these stock-payable restricted stock units. Where stock-payable restricted share units include a fractional share interest, such fractional share interest is payable only in cash share equivalents. During 2014, a total of 39 cash share equivalents were paid in the aggregate for fractional share interests, including any for award grants described in Note 4.

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

The PNC Financial Services Group, Inc. – Form 10-K 233

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

Note 8 – The plans in this section of the table reflect awards under pre-acquisition plans of National City Corporation and Sterling Financial Corporation, respectively. National City was merged into PNC on December 31, 2008 and Sterling was merged into PNC on April 4, 2008. Pursuant to the respective merger agreements for these acquisitions, common shares of National City or Sterling, as the case may be, issuable upon the exercise or settlement of various equity awards granted under the National City or Sterling plans were converted into corresponding awards covering PNC common stock. Additional information is included in Note 14 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report and in Note 16 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2008 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Director and Executive Officer Relationships – Director independence, – Transactions with directors, – Family relationships, – Indemnification and advancement of costs, and – Related person transactions policies and procedures” in our Proxy Statement to be filed for the 2015 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Independent Registered Public Accounting Firm (Item 2) – Audit, audit-related and permitted non-audit fees” in our Proxy Statement to be filed for the 2015 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 are filed with this Report as Exhibit 99.1 and incorporated herein by reference.

EXHIBITS

Our exhibits listed on the Exhibit Index on pages E-1 through E-8 of this Form 10-K are filed with this Report or are incorporated herein by reference.

234 The PNC Financial Services Group, Inc. – Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PNC Financial Services Group, Inc.

(Registrant)

By:	/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 27, 2015.

Signature	Capacities

/s/ William S. Demchak William S. Demchak	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert Q. Reilly Robert Q. Reilly	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gregory H. Kozich Gregory H. Kozich	Senior Vice President and Controller (Principal Accounting Officer)

* Richard O. Berndt; Charles E. Bunch; Paul W. Chellgren; Marjorie Rodgers Cheshire; Andrew T. Feldstein; Kay Coles James; Richard B. Kelson; Anthony A. Massaro; Jane G. Pepper; Donald J. Shepard; Lorene K. Steffes; Dennis F. Strigl; Thomas J. Usher; George H. Walls, Jr.; and Helge H. Wehmeier	Directors

*By:	/s/ Christi Davis
Christi Davis, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

The PNC Financial Services Group, Inc. – Form 10-K 235

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

3.1.1	Articles of Incorporation of the Corporation, as amended effective as of January 2, 2009	Incorporated herein by reference to Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K)

3.1.2	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

3.1.3	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

3.1.4	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

3.1.5	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R dated May 2, 2013	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

3.2	By-Laws of the Corporation, as amended and restated, effective as of August 15, 2013	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K filed August 15, 2013

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

4.2	Terms of $1.80 Cumulative Convertible Preferred Stock, Series B	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.3	Terms of 7.00% Non-Cumulative Preferred Stock, Series H	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.4	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.5	Terms of Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series K	Incorporated herein by reference to Exhibit 3.1 the Corporation’s 2008 Form 10-K

4.6	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

4.7	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

4.8	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

PNC Financial Services Group, Inc. – Form 10-K    E-1

4.9	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R dated May 2, 2013	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

4.10	Warrants for Purchase of Shares of PNC Common Stock	Incorporated herein by reference to Exhibit 4.2 (included as part of Exhibit 4.1) of the Corporation’s Form 8-A filed April 30, 2010

4.11

Deposit Agreement dated May 21, 2008, between the Corporation, PNC Bank, National Association, and the holders from time to time of the Depositary Receipts representing interests in the Series K preferred stock

Incorporated herein by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K filed May 27, 2008

4.12

Deposit Agreement dated July 27, 2011, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series O preferred stock

Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

4.13

Deposit Agreement, dated April 24, 2012, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series P preferred stock

Incorporated herein \by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

4.14

Deposit Agreement, dated September 21, 2012, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series Q preferred stock

Incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

4.15

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

E-2    PNC Financial Services Group, Inc. – Form 10-K

4.21

Issuing and Paying Agency Agreement, dated January 16, 2014, between PNC Bank, National Association and PNC Bank, National Association, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

Incorporated by reference to Exhibit 4.25 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K)

4.22

Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note issued after January 16, 2014 with Maturity of more than Nine Months from Date of Issuance (included in Exhibit 4.21)

Incorporated by reference to Exhibit 4.25 of the Corporation’s 2013 Form 10-K

4.23

Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note issued after January 16, 2014 with Maturity of more than Nine Months from Date of Issuance (included in Exhibit 4.21)

Incorporated by reference to Exhibit 4.25 of the Corporation’s 2013 Form 10-K

4.24	Form of PNC Bank, National Association Global Bank Note for Extendible Floating Rate Global Senior Bank Note issued after January 16, 2014 with Maturity of more than Nine Months from Date of Issuance	Incorporated by reference to Exhibit 4.28 of the Corporation’s 2013 Form 10-K

4.25

Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note issued after January 16, 2014 with Maturity of five years or more from Date of Issuance (included in Exhibit 4.21)

Incorporated by reference to Exhibit 4.25 of the Corporation’s 2013 Form 10-K

4.26

Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note issued after January 16, 2014 with Maturity of five years or more from Date of Issuance (included in Exhibit 4.21)

Incorporated by reference to Exhibit 4.25 of the Corporation’s 2013 Form 10-K

4.27	Exchange Agreement, dated as of March 29, 2007, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust II	Incorporated herein by reference to Exhibit 4.16 of the Corporation’s Current Report on Form 8-K filed March 30, 2007

10.1.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 to the Corporation’s 2008 Form 10-K*

10.1.2	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K)*

10.1.3	Amendment 2013-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated as of January 1, 2009	Incorporated by reference to Exhibit 10.1.3 of the Corporation’s 2013 Form 10-K*

10.2.1	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.4 to the Corporation’s 2008 Form 10-K*

10.2.2	Amendment 2009-1 to the Corporation’s ERISA Excess Plan as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2009 Form 10-K*

10.2.3	Amendment 2011-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.8 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K)*

10.2.4	Amendment 2013-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10.2.4 of the Corporation’s 2013 Form 10-K*

PNC Financial Services Group, Inc. – Form 10-K    E-3

10.3.1	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2008 Form 10-K*

10.3.2	Amendment 2009-1 to the Corporation’s Key Executive Equity Program as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 to the Corporation’s 2009 Form 10-K*

10.4.1	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2011 Form 10-K*

10.4.2	Amendment 2013-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated by reference to Exhibit 10.4.2 of the Corporation’s 2013 Form 10-K*

10.5.1	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 to the Corporation’s 2nd Quarter 2009 Form 10-Q*

10.5.2	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 to the Corporation’s 2009 Form 10-K*

10.5.3	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s 2010 Form 10-K*

10.5.4	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s 2011 Form 10-K*

10.5.5	Amendment 2012-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.24 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K)*

10.5.6	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated by reference to Exhibit 10.5.6 of the Corporation’s 2013 Form 10-K*

10.6.1	The Corporation and Affiliates Deferred Compensation and Incentive Plan, effective as of January 1, 2012	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8 No.333-177896 filed November 10, 2011*

10.6.2	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, effective as of January 1, 2012	Incorporated by reference to Exhibit 10.6.2 of the Corporation’s 2013 Form 10-K*

10.7.1	The Corporation’s 2006 Incentive Award Plan, as amended and restated effective as of March 11, 2011	Incorporated herein by reference to Exhibit 10.70 of the Corporation’s Quarterly Report on Form 1O-Q for the quarter ended March 31, 2011 (1st Quarter 2011 Form 10-Q)*

10.7.2	Addendum to the Corporation’s 2006 Incentive Award Plan, effective as of January 26, 2012	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s 2011 Form 10-K*

10.8	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.9	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.10 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K)*

10.10	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2012	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 2011 Form 10-K*

10.11	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (3rd Quarter 2014 10-Q)*

E-4    PNC Financial Services Group, Inc. – Form 10-K

10.12	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated effective January 1, 2012	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 2011 Form 10-K*

10.13	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.53 of the Corporation’s 3rd Quarter 2014 10-Q*

10.14	Amended and Restated Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (3rd Quarter 2005 Form 10-Q)*

10.15	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.16	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s 2011 Form 10-K*

10.17	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2014	Incorporated by reference to Exhibit 10.16 of the Corporation’s 2013 Form 10-K

10.18	2004 forms of employee restricted deferral agreements	Incorporated herein by reference to the employee restricted deferral agreements portions of Exhibit 10.30 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.19	2005 forms of employee stock option and restricted deferral agreements

Incorporated herein by reference to the employee stock option and restricted deferral agreements portions of Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K)*

10.20	2006 forms of employee stock option and restricted deferral agreements	Incorporated herein by reference to the employee stock option and restricted deferral agreements portions of Exhibit 10.17 of the Corporation’s 2005 Form 10-K*

10.21	Forms of employee stock option agreements under 2006 Incentive Award Plan	Incorporated by reference to the employee stock option agreements portion of Exhibit 10.40 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006*

10.22	2006 forms of senior officer change in control severance agreements

Incorporated herein by reference to the senior officer change in control severance agreements portion of Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007 (2006 Form 10-K)*

10.23	2007 forms of employee stock option agreements	Incorporated herein by reference to the employee stock option agreements portion of Exhibit 10.21 of the Corporation’s 2006 Form 10-K*

10.24	2008 forms of employee stock option and restricted share unit agreements	Incorporated herein by reference to the employee stock option and restricted share units agreements portions of Exhibit 10.26 of the Corporation’s 2007 Form 10-K*

10.25	Form of employee stock option agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.26	Form of employee restricted stock agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

PNC Financial Services Group, Inc. – Form 10-K    E-5

10.27	Form of employee stock option agreement with performance vesting schedule	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*

10.28	2009 forms of employee stock option, restricted stock and restricted share unit agreements

Incorporated by reference to the employee stock option, restricted stock and restricted share unit agreements portions of Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009*

10.29	2010 forms of employee stock option, restricted stock, and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.48 to the Corporation’s 2009 Form 10-K*

10.30	2011 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated herein by reference to Exhibit 10.71 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.31	2012 forms of employee stock option, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.77 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (1st Quarter 2012 Form 10-Q)*

10.32	Forms of employee stock option, restricted stock and restricted share unit agreements with varied vesting, payment and other circumstances	Incorporated herein by reference to Exhibit 10.78 of the Corporation’s 1st Quarter 2012 Form 10-Q*

10.33	Additional 2012 forms of employee performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.79 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (2nd Quarter 2012 Form 10-Q)*

10.34	2013 forms of employee stock option and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.64 of the Corporation’s 2012 Form 10-K*

10.35	Additional 2013 forms of employee stock option, performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.82 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013*

10.36	Additional 2013 forms of employee restricted share unit agreements	Incorporated by reference to Exhibit 10.83 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013*

10.36	Additional 2013 and 2014 forms of employee restricted share unit and performance unit agreements	Incorporated by reference to Exhibit 10.36 of the Corporation’s 2013 Form 10-K*

10.37	Additional 2014 Forms of Employee Performance Unit and Restricted Share Unit Agreements	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014*

10.38	Additional 2014 Forms of Employee Restricted Share Unit Agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s 3rd Quarter 2014 10-Q*

10.39	Forms of director stock option agreements	Incorporated herein by reference to the director stock option agreements portion of Exhibit 10.32 of the Corporation’s 3rd Quarter 2004 Form 10-Q*

10.40	2005 form of director stock option agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005*

10.41	Form of time sharing agreements between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.39 to the Corporation’s 2008 Form 10-K*

E-6    PNC Financial Services Group, Inc. – Form 10-K

10.42	Form of Time-Sharing Agreement between the Corporation and certain executives	Incorporated by reference to Exhibit 10.49 of the Corporation’s Current Report on Form 8-K filed April 4, 2014*

10.42	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.72 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.43.1	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 to National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.43.2	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s 2010 Form 10-K

10.44.1	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and the Corporation

Incorporated herein by reference to the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) (referred to herein as Old BlackRock) for the quarter ended September 30, 2002 (Old BlackRock 3rd Quarter 2002 Form 10-Q)

10.44.2	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among Old BlackRock, PNC Bancorp, Inc. and the Corporation	Incorporated herein by reference to the Current Report on Form 8-K of Old BlackRock (Commission File No. 001-15305) filed February 22, 2006 (Old BlackRock February 22, 2006 Form 8-K)

10.44.3	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc., and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed June 14, 2007

10.44.4	Third Amendment to Share Surrender Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.44.5	Fourth Amendment to Share Surrender Agreement, dated as of August 7, 2012, among BlackRock, Inc., the Corporation and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.1 of BlackRock, Inc.’s Form 10-Q for the quarter ended June 30, 2012

10.45.1	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.45.2	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed June 17, 2009

10.46	Exchange Agreement dated as of May 21, 2012 by and among PNC Bancorp, Inc., the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed May 23, 2012

10.47

Distribution Agreement, dated January 16, 2014, between PNC Bank, National Association and the Dealers named therein, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

Filed herewith

10.48

Stock Purchase Agreement, dated as of June 19, 2011, among the corporation, RBC USA Holdco Corporation and Royal Bank of Canada (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed June 20, 2011

PNC Financial Services Group, Inc. – Form 10-K    E-7

10.49	Stock Purchase Agreement, dated as of February 1, 2010, by and between the Corporation and The Bank of New York Mellon Corporation	Incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed February 3, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1	Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2014 and 2013 and for each of the three years ended December 31, 2014	Filed herewith

99.2	Consent order between The PNC Financial Services Group, Inc. and the Board of Governors of the Federal Reserve System	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed April 14, 2011

99.3	Consent order between PNC Bank, National Association and the Office of the Comptroller of the Currency	Incorporated herein by reference to Exhibit 99.2 of the Corporation’s Current Report on Form 8-K filed April 14, 2011

101	Interactive Data File (XBRL)	Filed herewith
+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, to filings by National City Corporation are to SEC File No. 001-10074, to filings by BlackRock through its second quarter 2006 Form 10-Q (referred to herein as Old BlackRock) are to BlackRock Holdco 2, Inc. SEC File No. 001-15305, and to filings by BlackRock, Inc. are to SEC File No. 001-33099.
*	Denotes management contract or compensatory plan.

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