Form 10-Q
period 2015-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2015-05-07
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 24, 2015, there were 517,920,355 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2015 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2015 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2015 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2015 Form 10-Q (continued)

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2014 Annual Report on Form 10-K (2014 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2014 Form 10-K: the Risk Management and Recourse And Repurchase Obligations sections of the Financial Review portion of this Report and of Item 7 of our 2014 Form 10-K, respectively; Item 1A Risk Factors included in our 2014 Form 10-K; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2014 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 17 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis.

Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended March 31
	2015	2014
Financial Results (a)
Revenue
Net interest income	$2,072	$2,195
Noninterest income	1,659	1,582
Total revenue	3,731	3,777
Noninterest expense	2,349	2,264
Pretax, pre-provision earnings (b)	1,382	1,513
Provision for credit losses	54	94
Income before income taxes and noncontrolling interests	$1,328	$1,419
Net income	$1,004	$1,060
Less:
Net income (loss) attributable to noncontrolling interests	1	(2)
Preferred stock dividends and discount accretion and redemptions	70	70
Net income attributable to common shareholders	$933	$992
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	2	3
Impact of BlackRock earnings per share dilution	5	6
Net income attributable to diluted common shares	$926	$983
Diluted earnings per common share	$1.75	$1.82
Cash dividends declared per common share	$.48	$.44
Performance Ratios
Net interest margin (c)	2.82%	3.26%
Noninterest income to total revenue	44	42
Efficiency	63	60
Return on:
Average common shareholders’ equity	9.32	10.36
Average assets	1.17	1.35

See page 49 for a glossary of certain terms used in this Report.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings, a non-GAAP financial measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended March 31, 2015 and March 31, 2014 were $49 million and $46 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	March 31 2015	December 31 2014	March 31 2014
Balance Sheet Data (dollars in millions, except per share data)
Assets	$350,960	$345,072	$323,423
Loans	204,722	204,817	198,242
Allowance for loan and lease losses	3,306	3,331	3,530
Interest-earning deposits with banks (b)	31,198	31,779	14,877
Investment securities	60,768	55,823	58,644
Loans held for sale	2,423	2,262	2,102
Goodwill	9,103	9,103	9,074
Mortgage servicing rights	1,333	1,351	1,568
Equity investments (c)	10,523	10,728	10,337
Other assets	25,538	23,482	23,315

Noninterest-bearing deposits	74,944	73,479	70,063
Interest-bearing deposits	161,559	158,755	152,319
Total deposits	236,503	232,234	222,382
Transaction deposits	202,272	198,267	188,105
Borrowed funds	56,829	56,768	46,806
Total shareholders’ equity	45,025	44,551	43,321
Common shareholders’ equity	41,077	40,605	39,378
Accumulated other comprehensive income	703	503	656

Book value per common share	$78.99	$77.61	$73.73
Common shares outstanding (millions)	520	523	534
Loans to deposits	87%	88%	89%

Client Investment Assets (billions)
Discretionary client assets under management	$136	$135	$130
Nondiscretionary client assets under administration	129	128	125
Total client assets under administration	265	263	255
Brokerage account client assets	44	43	41
Total	$309	$306	$296

Capital Ratios
Transitional Basel III (d) (e)
Common equity Tier 1	10.5%	10.9%	10.8%
Tier 1 risk-based	12.0	12.6	12.6
Total capital risk-based	15.0	15.8	15.8
Leverage	10.5	10.8	11.1

Pro forma Fully Phased-In Basel III (e)
Common equity Tier 1	10.0%	10.0%	9.7%

Common shareholders’ equity to assets	11.7%	11.8%	12.2%

Asset Quality
Nonperforming loans to total loans	1.17%	1.23%	1.49%
Nonperforming assets to total loans, OREO and foreclosed assets	1.34	1.40	1.66
Nonperforming assets to total assets	.78	.83	1.02
Net charge-offs to average loans (for the three months ended) (annualized)	.20	.23	.38
Allowance for loan and lease losses to total loans	1.61	1.63	1.78
Allowance for loan and lease losses to nonperforming loans (f)	137%	133%	120%
Accruing loans past due 90 days or more (in millions)	$988	$1,105	$1,310
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $30.8 billion, $31.4 billion, and $14.5 billion as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.
(c)	Amounts include our equity interest in BlackRock.
(d)	Calculated using the regulatory capital methodology applicable to PNC during each period presented.
(e)	See Basel III Capital discussion in the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business in our 2014 Form 10-K. See also the Estimated Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratio – 2014 Periods table in the Statistical Information section of this Report for a reconciliation of the 2014 periods’ ratios.
(f)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

2    The PNC Financial Services Group, Inc. – Form 10-Q

EXECUTIVE SUMMARY

The PNC Financial Services Group, Inc. (PNC) is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

We have businesses engaged in retail banking, corporate and institutional banking, asset management and residential mortgage banking, providing many of our products and services nationally, as well as other products and services in our primary geographic markets located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, North Carolina, Florida, Kentucky, Washington, D.C., Delaware, Virginia, Alabama, Missouri, Georgia, Wisconsin and South Carolina. We also provide certain products and services internationally.

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

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic uncertainty and the Basel III framework and return excess capital to shareholders, in accordance with the capital plan included in our 2015 Comprehensive Capital Analysis and

Review (CCAR) submission to the Board of Governors of the Federal Reserve System (Federal Reserve). New regulatory short-term liquidity standards became effective for PNC and PNC Bank, National Association (PNC Bank) beginning January 1, 2015. For more detail, see the Balance Sheet, Liquidity and Capital Highlights portion of this Executive Summary, the Capital portion of the Consolidated Balance Sheet Review section and the Liquidity Risk Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2014 Form 10-K.

PNC faces a variety of risks that may impact various aspects of our risk profile from time to time. The extent of such impacts may vary depending on factors such as the current economic, political and regulatory environment, merger and acquisition activity and operational challenges. Many of these risks and our risk management strategies are described in more detail in our 2014 Form 10-K and elsewhere in this Report.

Recent Market and Industry Developments

There have been numerous legislative and regulatory developments and significant changes in the competitive landscape of our industry over the last several years. The United States and other governments have undertaken major reform of the regulation of the financial services industry, including engaging in new efforts to impose requirements designed to strengthen the stability of the financial system and protect consumers and investors. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), enacted in July 2010, mandates the most wide-ranging overhaul of financial industry regulation in decades. Many parts of the law are now in effect, and others are now in the implementation stage, which is likely to continue for several years. We expect to face additional regulation of our industry as a result of Dodd-Frank as well as other current and future initiatives intended to enhance the regulation of financial services companies, the stability of the financial system, the protection of consumers and investors, and the liquidity and solvency of financial institutions and markets. We also expect the scrutiny from our supervisors in the examination process and the enforcement of laws and regulations on both the federal and state levels to remain at elevated levels. Compliance with new regulations will increase our costs and reduce our revenue. Some new regulations may limit our ability to pursue certain desirable business opportunities.

On March 11, 2015, the Federal Reserve announced the results of its 2015 CCAR exercise. As we announced on that date, the Federal Reserve accepted the capital plan that PNC submitted in January 2015 and did not object to the capital actions included in that plan. See the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review. Of the 30 other bank holding companies participating in 2015 CCAR, the Federal Reserve announced that it did not

The PNC Financial Services Group, Inc. – Form 10-Q    3

object to the capital plans of 27 other bank holding companies, provided a conditional non-objection to the capital plan of one bank holding company based on qualitative grounds and objected to the capital plans of two other bank holding companies also for qualitative reasons.

For additional information concerning recent legislative and regulatory developments, as well as certain governmental, legislative and regulatory inquiries and investigations that may affect PNC, please see the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors, and Note 21 Legal Proceedings and Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Form 10-K, as well as Note 15 Legal Proceedings and Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

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
•

The impact of the extensive reforms enacted in the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives and actions, including those outlined elsewhere in this Report, in our 2014 Form 10-K and in our other SEC filings, and

•	The impact of market credit spreads on asset valuations.

In addition, our success will depend upon, among other things:

•	Focused execution of strategic priorities for organic customer growth opportunities,
•	Further success in growing profitability through the acquisition and retention of customers and deepening relationships,
•	Driving growth in acquired and underpenetrated geographic markets, including our Southeast markets,
•	Our ability to effectively manage PNC’s balance sheet and generate net interest income,
•	Revenue growth from fee income and our ability to provide innovative and valued products to our customers,
•	Our ability to utilize technology to develop and deliver products and services to our customers and protect PNC’s systems and customer information,
•	Our ability to bolster our critical infrastructure and streamline our core processes,
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•	A sustained focus on expense management,
•	Managing our credit risk in our portfolio,
•	Managing the non-strategic assets portfolio and impaired assets,
•	Continuing to maintain and grow our deposit base as a low-cost funding source,
•

Prudent risk, liquidity and capital management related to our efforts to manage risk to acceptable levels and to meet evolving regulatory capital, capital planning, stress testing and liquidity standards,

•	Actions we take within the capital and other financial markets,
•	The impact of legal and regulatory-related contingencies, and
•	The appropriateness of reserves needed for critical accounting estimates and related contingencies.

For additional information, please see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2014 Form 10-K.

Income Statement Highlights

•

Net income for the first quarter of 2015 was $1.0 billion, or $1.75 per diluted common share, compared to $1.1 billion, or $1.82 per diluted common share for the first quarter of 2014. Net income decreased $56 million in the comparison, as a 4% increase in noninterest expense and a 1% decrease in revenue were partially offset by lower provision for credit losses. Lower revenue in the comparison reflected a 6% decline in net interest income, which was partially offset by a 5% increase in noninterest income. For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

4    The PNC Financial Services Group, Inc. – Form 10-Q

•

Net interest income of $2.1 billion for the first quarter of 2015 decreased 6% compared with the first quarter of 2014, primarily driven by lower loan yields and a reduction in purchase accounting accretion, partially offset by commercial and commercial real estate loan growth.

•

Net interest margin decreased to 2.82% for the first quarter of 2015 compared to 3.26% for the first quarter of 2014. The decline was principally due to the impact of balance sheet management activities related to regulatory short-term liquidity standards, lower loan yields and lower benefit from purchase accounting accretion.

•

Noninterest income of $1.7 billion for the first quarter of 2015 increased 5% compared to the first quarter of 2014, due to strong client fee income growth and higher net securities gains, partially offset by the impact of a gain on sale of Visa Class B common shares in the prior year quarter.

•	The provision for credit losses decreased to $54 million for the first quarter of 2015 compared to $94 million for the first quarter of 2014 reflecting overall credit quality improvement.
•

Noninterest expense of $2.3 billion for the first quarter of 2015 increased 4% compared with the first quarter of 2014, primarily related to PNC’s investments in technology and business infrastructure in support of its strategic priorities and higher personnel expense, partially offset by lower legal and residential mortgage compliance costs.

Credit Quality Highlights

•

Overall credit quality for the first quarter of 2015 improved modestly compared with the fourth quarter of 2014. For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

•

Nonperforming assets decreased $.1 billion, or 4%, to $2.8 billion at March 31, 2015 compared to December 31, 2014. Nonperforming assets to total assets were 0.78% at March 31, 2015, compared to 0.83% at December 31, 2014.

•	Overall loan delinquencies of $1.8 billion at March 31, 2015 decreased $.2 billion, or 10%, compared with December 31, 2014.
•	The allowance for loan and lease losses was 1.61% of total loans and 137% of nonperforming loans at March 31, 2015, compared with 1.63% and 133% at December 31, 2014, respectively.
•

Net charge-offs of $103 million for the first quarter of 2015 were down 45% compared to net charge-offs of $186 million for the first quarter of 2014. Annualized net charge-offs were 0.20% of average loans in the first quarter of 2015 and 0.38% of average loans in the first quarter of 2014.

Balance Sheet, Liquidity and Capital Highlights

•	Total loans decreased by $.1 billion to $205 billion at March 31, 2015 compared to December 31, 2014, as loan activity declined from higher fourth quarter levels.
–	Total commercial lending increased by $1.3 billion, or 1%, as a result of increases in commercial and commercial real estate loans.
–

Total consumer lending decreased $1.4 billion, or 2%, due to declines in home equity, automobile, education and credit card loans. Of the decline in consumer lending, $.3 billion, or 21% of the decline, related to non-strategic loans.

•	Investment securities increased by $4.9 billion, or 9%, during the first quarter to $61 billion at March 31, 2015, primarily funded by deposit growth.
•	Total deposits increased by $4.3 billion, or 2%, to $237 billion at March 31, 2015 compared with December 31, 2014, driven by higher retail deposits.
•	PNC’s well-positioned balance sheet remained core funded with a loans to deposits ratio of 87% at March 31, 2015.
•	PNC maintained a strong liquidity position.
–

New regulatory short-term liquidity standards became effective for PNC and PNC Bank as advanced approaches banking organizations beginning January 1, 2015, with a minimum phased-in Liquidity Coverage Ratio requirement of 80% in 2015, calculated as of month end.

–	The Liquidity Coverage Ratio at March 31, 2015 exceeded 100% for both PNC and PNC Bank.
•	PNC maintained a strong capital position.
–

The Transitional Basel III common equity Tier 1 capital ratio was 10.5% at March 31, 2015 and 10.9% at December 31, 2014, calculated using the regulatory capital methodologies applicable to PNC during 2015 and 2014, respectively.

–

Pro forma fully phased-in Basel III common equity Tier 1 capital ratio was an estimated 10.0% at March 31, 2015 and 10.0% at December 31, 2014 based on the standardized approach rules. See the Capital discussion and Table 18 in the Consolidated Balance Sheet Review section of this Financial Review and the December 31, 2014 capital ratio tables in the Statistical Information (Unaudited) section of this Report for more detail.

•	PNC returned capital to shareholders.
–

In the first quarter of 2015, in accordance with PNC’s 2014 capital plan and under the share repurchase authorization in effect during that period, we repurchased 4.4 million shares of common stock on the open market, with an

The PNC Financial Services Group, Inc. – Form 10-Q    5

average price of $89.48 per share and an aggregate repurchase price of $.4 billion.
–

These first quarter 2015 repurchases completed PNC’s common stock repurchase program for the four quarter period that began in second quarter 2014 with total repurchases of 17.3 million common shares for $1.5 billion.

•

In connection with the 2015 CCAR, PNC submitted its 2015 capital plan, as approved by its Board of Directors, to the Federal Reserve in January 2015. As we announced on March 11, 2015, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions, which included the new share repurchase programs and dividend increase discussed below.

–

In March 2015, PNC announced new share repurchase programs of up to $2.875 billion for the five quarter period beginning in the second quarter of 2015. See the Capital portion of the Consolidated Balance Sheet review of this Financial Review for more detail on these share repurchase programs.

–	In April 2015, the Board of Directors raised the quarterly dividend on common stock to 51 cents per share, an increase of 3 cents per share, or 6 percent, effective with the May dividend.
•

On May 4, 2015, we redeemed $500 million of PNC’s Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series K, as well as all Depositary Shares representing interests therein. Each Depositary Share represented a 1/10 interest in a share of the Series K Preferred Stock. All 50,000 shares of Series K Preferred Stock, as well as all 500,000 Depositary Shares representing interests therein, were redeemed. The redemption price was $10,000 per share of Series K Preferred Stock equivalent to $1,000 per Depositary Share, plus declared and unpaid dividends to but excluding the redemption date.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Item 7 describe in greater detail the various items that impacted our results during the first three months of 2015 and 2014 and balances at March 31, 2015 and December 31, 2014, respectively.

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve as part of the CCAR process.

See the Capital portion of the Consolidated Balance Sheet Review and the Liquidity Risk Management portion of the Risk Management section of this Financial Review for more detail on our 2015 capital and liquidity actions.

Average Consolidated Balance Sheet Highlights

Table 2: Summarized Average Balance Sheet

Three months ended March 31 Dollars in millions			Change
	2015	2014	$	%
Average assets
Interest-earning assets
Investment securities	$57,166	$58,379	$(1,213)	(2)%
Loans	205,155	196,581	8,574	4%
Interest-earning deposits with banks	30,405	12,157	18,248	150%
Other	8,947	8,661	286	3%
Total interest-earning assets	301,673	275,778	25,895	9%
Noninterest-earning assets	46,384	43,784	2,600	6%
Total average assets	$348,057	$319,562	$28,495	9%
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$159,911	$150,684	$9,227	6%
Borrowed funds	56,352	46,388	9,964	21%
Total interest-bearing liabilities	216,263	197,072	19,191	10%
Noninterest-bearing deposits	73,178	67,679	5,499	8%
Other liabilities	12,586	10,364	2,222	21%
Equity	46,030	44,447	1,583	4%
Total average liabilities and equity	$348,057	$319,562	$28,495	9%

Average balances are generally indicative of underlying business trends apart from the impact of acquisitions and divestitures, while various seasonal and other factors can impact period-end balances. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at March 31, 2015 compared with December 31, 2014. Total assets were $351.0 billion at March 31, 2015 compared with $345.1 billion at December 31, 2014.

Average investment securities declined in the first three months of 2015 compared with the first three months of 2014, due to a decrease in average residential mortgage-backed securities. Total investment securities comprised 19% of average interest-earning assets for the first quarter of 2015 and 21% for the first quarter of 2014.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Average total loans increased in the first quarter of 2015 compared to the prior year quarter, driven by increases in average commercial loans of $8.3 billion and average commercial real estate loans of $2.3 billion, which were due to growth primarily in Corporate Banking, Real Estate and Business Credit in our Corporate & Institutional Banking segment. Average consumer loans decreased $1.6 billion.

Average loans represented 68% of average interest-earning assets for the first quarter of 2015 and 71% of average interest-earning assets for the first quarter of 2014.

Average interest-earning deposits with banks, which are primarily maintained with the Federal Reserve Bank, increased in the first quarter of 2015 compared to first quarter 2014, reflecting higher balances maintained on deposit with the Federal Reserve Bank in part due to regulatory short-term liquidity standards phased in starting January 1, 2015.

The increase in average noninterest-earning assets for the first three months of 2015 compared to the first three months of 2014 was driven primarily by higher accounts receivable from trade date securities sales and available-for-sale securities valuations, both of which are included in noninterest-earning assets for average balance sheet purposes, and an increase in trading assets, primarily net derivatives.

Average total deposits increased $14.7 billion in the first quarter of 2015 compared with the prior year quarter, primarily due to an increase of $15.0 billion in average transaction deposits, which grew to $199.3 billion for the first quarter of 2015. Growth in both our Retail Banking and Corporate & Institutional Banking segments drove the increase in average transaction deposits. These increases were partially offset by a decrease of $2.0 billion in average retail certificates of deposit attributable to run-off of maturing accounts.

Average total deposits represented 67% of average total assets for the first quarter of 2015 and 68% for the first quarter of 2014.

The increase in average borrowed funds in the current year first quarter compared with the prior year first quarter was primarily due to increases in average Federal Home Loan Bank (FHLB) borrowings and average bank notes and senior debt, partially offset by a decline in average federal funds purchased and repurchase agreements. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

Business Segment Highlights

The Business Segments Review section of this Financial Review includes further analysis of our business segment results over the first three months of 2015 and 2014 including presentation differences from Note 17 Segment Reporting in our Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Note 17 Segment Reporting presents results of businesses for the first three months of 2015 and 2014.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 17 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Table 3: Results Of Businesses – Summary (a)

(Unaudited)

	Net Income		Revenue		Average Assets (b)
Three months ended March 31 – in millions	2015	2014	2015	2014	2015	2014
Retail Banking	$202	$158	$1,526	$1,494	$74,017	$75,920
Corporate & Institutional Banking	482	523	1,284	1,298	131,178	117,937
Asset Management Group	37	37	281	270	7,943	7,599
Residential Mortgage Banking	28	(4)	207	206	7,245	8,777
BlackRock	135	123	175	160	6,645	6,272
Non-Strategic Assets Portfolio	81	110	121	148	7,276	8,889
Total business segments	965	947	3,594	3,576	234,304	225,394
Other (c) (d) (e)	39	113	137	201	113,753	94,168
Total	$1,004	$1,060	$3,731	$3,777	$348,057	$319,562
(a)	Our business information is presented based on our internal management reporting practices. We periodically refine our internal methodologies as management reporting practices are enhanced. In the first quarter of 2015, enhancements were made to PNC’s funds transfer pricing methodology primarily for costs related to the new regulatory short-term liquidity standards. See the Business Segments Review section of this Financial Review for more detail. Excluding any changes in business volumes, the estimated impacts of this change to net interest income for Retail Banking and Corporate & Institutional Banking were approximately an increase of $55 million and a decrease of $60 million, respectively, for the first quarter of 2015. The impacts to the other business segments were not significant. Prior periods have not been adjusted due to the impracticability of estimating the impact of the change for prior periods.
(b)	Period-end balances for BlackRock.
(c)	“Other” average assets include investment securities associated with asset and liability management activities.
(d)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in Note 17 Segment Reporting in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.
(e)	The decrease in net income in the first quarter 2015 compared to the first quarter 2014 for “Other” primarily reflects a decline in net interest income and higher personnel expense.

The PNC Financial Services Group, Inc. – Form 10-Q    7

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first three months of 2015 was $1.0 billion, a decrease of 5% compared with $1.1 billion for the first three months of 2014. The decrease was driven by a 4% increase in noninterest expense and a 1% decrease in revenue, partially offset by lower provision for credit losses. Lower revenue in the comparison reflected a 6% decline in net interest income, which was partially offset by a 5% increase in noninterest income.

Net Interest Income

Table 4: Net Interest Income and Net Interest Margin

	Three months ended March 31
Dollars in millions	2015	2014
Net interest income	$2,072	$2,195
Net interest margin	2.82%	3.26%

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

Net interest income decreased by $123 million, or 6%, in the first quarter of 2015 compared with the first quarter of 2014 reflecting the ongoing low rate environment. Lower loan yields and a reduction in purchase accounting accretion were partially offset by commercial and commercial real estate loan growth. The decline in net interest income also included the impact from the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income.

Net interest margin decreased in the comparison to the prior year quarter, driven by a 43 basis point decline in the yield on total interest-earning assets, which was principally due to the impact of balance sheet management activities related to regulatory short-term liquidity standards, lower loan yields and lower benefit from purchase accounting accretion. The decline also included the impact of the second quarter 2014 correction to reclassify certain commercial facility fees.

In the second quarter of 2015, we expect net interest income to remain stable compared with the first quarter of 2015.

For full year 2015, we expect purchase accounting accretion to be down approximately $225 million compared to 2014. Further, full year revenues are expected to remain under pressure as the delay in expected interest rate increases will make growing core net interest income (net interest income exclusive of purchase accounting accretion) that much more difficult.

Noninterest Income

Table 5: Noninterest Income

Three months ended March 31 Dollars in millions			Change
	2015	2014	$	%
Noninterest income
Asset management	$376	$364	$12	3%
Consumer services	311	290	21	7%
Corporate services	344	301	43	14%
Residential mortgage	164	161	3	2%
Service charges on deposits	153	147	6	4%
Net gains on sales of securities	42	10	32	320%
Net other-than-temporary impairments	(1)	(2)	1	(50)%
Other	270	311	(41)	(13)%
Total noninterest income	$1,659	$1,582	$77	5%

Noninterest income increased during the first quarter of 2015 compared to first quarter of 2014, reflecting strong client fee income growth and higher net securities gains, partially offset by the impact of a gain on sale of Visa Class B common shares in the prior year quarter. Noninterest income as a percentage of total revenue was 44% in the first quarter of 2015, up from 42% in the first quarter of 2014.

Higher asset management revenue in the first three months of 2015 was driven by increased earnings from our BlackRock investment, as well as stronger average equity markets and positive net flows, after adjustments for cyclical client activities. Discretionary client assets under management grew to $136 billion at March 31, 2015 compared with $130 billion at March 31, 2014.

Consumer service fees increased in the first quarter of 2015 compared to the prior year quarter primarily due to higher customer-initiated transaction volumes.

Corporate services revenue increased in the first quarter of 2015 compared to the first quarter of 2014, principally due to the impact of the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income, an increase in treasury management fees and higher net hedging gains on commercial mortgage servicing rights, partially offset by lower mergers and acquisition advisory fees.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Residential mortgage fee revenue increased slightly in the first three months of 2015 compared to the prior year quarter, as higher net hedging gains on residential mortgage servicing rights were substantially offset by lower servicing fee revenue.

Service charges on deposits increased in the first quarter of 2015 compared to the prior year quarter, benefitting from changes in product offerings and higher customer-related activity.

Other noninterest income declined in the first quarter of 2015 compared to the prior year quarter primarily due to the impact of the first quarter 2014 gain on sale of 1 million Visa Class B common shares partially offset by higher customer-related trading revenue. As of March 31, 2015, we held approximately 7 million Visa Class B common shares with a fair value of approximately $740 million and a recorded investment of approximately $77 million.

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

In the second quarter of 2015, we expect the fee income categories of noninterest income (asset management, consumer services, corporate services, residential mortgage and service charges on deposits) to be up low single digits, on a percentage basis, compared to the first quarter of 2015, reflecting our continued focus on our strategic priorities.

Provision For Credit Losses

The provision for credit losses totaled $54 million for the first quarter of 2015 compared with $94 million for the first quarter of 2014. The decline in provision reflected overall credit quality improvement since the first quarter of 2014.

We expect our provision for credit losses in the second quarter of 2015 to be between $50 million and $100 million.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Noninterest expense increased $85 million, or 4%, to $2.3 billion for the first quarter of 2015 compared with first quarter 2014, primarily related to PNC’s investments in technology and business infrastructure in support of its strategic priorities and higher personnel expense, partially offset by lower legal and residential mortgage compliance costs.

In the first quarter of 2015 we have captured savings of more than 30 percent of our 2015 continuous improvement savings goal of $400 million, and we expect to achieve the full-year goal. We intend to fund our business and technology investments with the cost savings.

In the second quarter of 2015, we expect noninterest expense to be up low single digits, on a percentage basis, compared to the first quarter of 2015, due to the expected impact of seasonality as second quarter expenses typically increase compared to the first quarter.

For full year 2015, we expect noninterest expense to be stable compared to 2014.

Effective Income Tax Rate

The effective income tax rate was 24.4% in the first quarter of 2015 compared with 25.3% in the first quarter of 2014. The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

We expect our 2015 effective tax rate to be approximately 25%.

The PNC Financial Services Group, Inc. – Form 10-Q    9

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

	March 31 2015	December 31 2014	Change
Dollars in millions			$	%
Assets
Interest-earning deposits with banks	$31,198	$31,779	$(581)	(2)%
Loans held for sale	2,423	2,262	161	7%
Investment securities	60,768	55,823	4,945	9%
Loans	204,722	204,817	(95)	–%
Allowance for loan and lease losses	(3,306)	(3,331)	25	(1)%
Goodwill	9,103	9,103	–	–%
Mortgage servicing rights	1,333	1,351	(18)	(1)%
Other intangible assets	463	493	(30)	(6)%
Other, net	44,256	42,775	1,481	3%
Total assets	$350,960	$345,072	$5,888	2%
Liabilities
Deposits	$236,503	$232,234	$4,269	2%
Borrowed funds	56,829	56,768	61	–%
Other	11,190	9,996	1,194	12%
Total liabilities	304,522	298,998	5,524	2%
Equity
Total shareholders’ equity	45,025	44,551	474	1%
Noncontrolling interests	1,413	1,523	(110)	(7)%
Total equity	46,438	46,074	364	1%
Total liabilities and equity	$350,960	$345,072	$5,888	2%

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

The increase in total assets was primarily due to higher investment securities balances and an increase in other assets partially offset by lower deposit balances maintained with the Federal Reserve Bank. The increase in investment securities was primarily funded by deposit growth while other assets increased due to accounts receivable from trade date securities sales. The increase in liabilities was largely due to growth in deposits and a rise in other liabilities due to accounts payable from trade date securities purchased, while borrowed funds remained relatively stable. An analysis of changes in selected balance sheet categories follows.

Loans

Outstanding loan balances of $204.7 billion at March 31, 2015 and $204.8 billion at December 31, 2014 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.6 billion at March 31, 2015 and $1.7 billion at December 31, 2014, respectively. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Table 7: Details Of Loans

Dollars in millions	March 31 2015	December 31 2014	Change
			$	%
Commercial lending
Commercial
Retail/wholesale trade	$17,126	$16,972	$154	1%
Manufacturing	20,057	18,744	1,313	7%
Service providers	13,916	14,103	(187)	(1)%
Real estate related (a)	10,744	10,812	(68)	(1)%
Financial services	6,306	6,178	128	2%
Health care	9,192	9,017	175	2%
Other industries	20,309	21,594	(1,285)	(6)%
Total commercial	97,650	97,420	230	–%
Commercial real estate
Real estate projects (b)	15,057	14,577	480	3%
Commercial mortgage	9,498	8,685	813	9%
Total commercial real estate	24,555	23,262	1,293	6%
Equipment lease financing	7,470	7,686	(216)	(3)%
Total commercial lending (c)	129,675	128,368	1,307	1%
Consumer lending
Home equity
Lines of credit	19,918	20,361	(443)	(2)%
Installment	14,147	14,316	(169)	(1)%
Total home equity	34,065	34,677	(612)	(2)%
Residential real estate
Residential mortgage	13,982	13,885	97	1%
Residential construction	507	522	(15)	(3)%
Total residential real estate	14,489	14,407	82	1%
Credit card	4,434	4,612	(178)	(4)%
Other consumer
Education	6,448	6,626	(178)	(3)%
Automobile	11,120	11,616	(496)	(4)%
Other	4,491	4,511	(20)	–%
Total consumer lending	75,047	76,449	(1,402)	(2)%
Total loans	$204,722	$204,817	$(95)	–%
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Construction loans with interest reserves and A/B Note restructurings are not significant to PNC.

The slight decline in loans was driven by a decrease in total consumer lending resulting from lower home equity, automobile, education and credit card loans, offset by an increase in total commercial lending driven by commercial real estate projects.

Loans represented 58% of total assets at March 31, 2015 and 59% at December 31, 2014. Commercial lending represented 63% of the loan portfolio at both March 31, 2015 and December 31, 2014. Consumer lending represented 37% of the loan portfolio at both March 31, 2015 and December 31, 2014.

Commercial real estate loans represented 12% of total loans at March 31, 2015 and 11% of total loans at December 31, 2014 and represented 7% of total assets at both March 31, 2015 and December 31, 2014. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our loan portfolio.

Total loans above include purchased impaired loans of $4.7 billion, or 2% of total loans, at March 31, 2015, and $4.9 billion, or 2% of total loans, at December 31, 2014.

Our loan portfolio continued to be diversified among numerous industries, types of businesses and consumers across our principal geographic markets.

The PNC Financial Services Group, Inc. – Form 10-Q    11

Allowance for Loan and Lease Losses (ALLL)

Information regarding our higher risk loans and ALLL is included in the Credit Risk Management portion of the Risk Management section of this Financial Review and Note 1 Accounting Policies, Note 3 Asset Quality and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Purchase Accounting Accretion and Valuation of Purchased Impaired Loans

Information related to purchase accounting accretion and accretable yield for the first three months of 2015 and 2014 follows. Additional information on our policies for ALLL for purchased impaired loans is provided in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements of this Report. A description of our purchased impaired loan accounting and loan data is included in Note 4 Purchased Loans in the Notes To Consolidated Financial Statements of this Report.

Table 8: Accretion – Purchased Impaired Loans

	Three months ended March 31
In millions	2015	2014
Accretion on purchased impaired loans
Scheduled accretion	$99	$125
Reversal of contractual interest on impaired loans	(55)	(68)
Scheduled accretion net of contractual interest	44	57
Excess cash recoveries (a)	33	29
Total	$77	$86
(a)	Relates to excess cash recoveries for purchased impaired commercial loans.

Table 9: Purchased Impaired Loans – Accretable Yield

In millions	2015	2014
January 1	$1,558	$2,055
Scheduled accretion	(99)	(125)
Excess cash recoveries	(33)	(29)
Net reclassification to accretable from non-accretable and other activity (a)	58	87
March 31 (b)	$1,484	$1,988
(a)	Approximately 90% and 95% of the net reclassification for the quarters ended March 31, 2015 and 2014, respectively, were driven by the consumer portfolio and were due to improvements of cash expected to be collected on loans in future periods. The remaining net reclassifications were predominantly due to future cash flow changes in the commercial portfolio.
(b)	As of March 31, 2015, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $.8 billion in future periods. This will offset the total net accretable interest in future interest income of $1.5 billion on purchased impaired loans.

Information related to the valuation of purchased impaired loans at March 31, 2015 and December 31, 2014 follows.

Table 10: Valuation of Purchased Impaired Loans

	March 31, 2015		December 31, 2014
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Outstanding balance (a)	$398		$466
Recorded investment	$276		$310
Allowance for loan losses	(80)		(79)
Net investment/Carrying value	$196	49%	$231	50%
Consumer and residential mortgage loans:
Outstanding balance (a)	$4,343		$4,541
Recorded investment	$4,399		$4,548
Allowance for loan losses	(781)		(793)
Net investment/Carrying value	$3,618	83%	$3,755	83%
Total purchased impaired loans:
Outstanding balance (a)	$4,741		$5,007
Recorded investment	$4,675		$4,858
Allowance for loan losses	(861)		(872)
Net investment/Carrying value	$3,814	80%	$3,986	80%
(a)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting. See Note 4 Purchased Loans for additional information on purchased impaired loans.

12    The PNC Financial Services Group, Inc. – Form 10-Q

At March 31, 2015, our largest individual purchased impaired loan had a recorded investment of $9 million. We currently expect to collect total cash flows of $5.3 billion on purchased impaired loans, representing the $3.8 billion net investment at March 31, 2015 and the accretable net interest of $1.5 billion shown in Table 9.

Weighted Average Life of the Purchased Impaired Portfolios

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of March 31, 2015.

Table 11: Weighted Average Life of the Purchased Impaired Portfolios

As of March 31, 2015 Dollars in millions	Recorded Investment	WAL (a)
Commercial	$60	2.1 years
Commercial real estate	216	1.5 years
Consumer (b)	1,918	3.8 years
Residential real estate	2,481	4.7 years
Total	$4,675	4.1 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

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

Table 12: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	March 31, 2015	Declining Scenario (a)	Improving Scenario (b)
Expected cash flows	$5.3	$(.1)	$.2
Accretable difference	1.5	–	–
Allowance for loan and lease losses	(.9)	(.1)	.2
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans, we assume home price forecast decreases by ten percent and unemployment rate forecast increases by two percentage points; for commercial loans, we assume that collateral values decrease by ten percent.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by ten percent, unemployment rate forecast decreases by two percentage points and interest rate forecast increases by two percentage points; for commercial loans, we assume that collateral values increase by ten percent.

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

Commitment to extend credit are comprised of the following:

Table 13: Commitments to Extend Credit (a)

In millions	March 31 2015	December 31 2014
Total commercial lending (b)	$96,866	$99,837
Home equity lines of credit	17,784	17,839
Credit card	18,539	17,833
Other	4,771	4,178
Total	$137,960	$139,687
(a)	Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.
(b)	Less than 5% of net unfunded loan commitments relate to commercial real estate at each date.

Standby bond purchase agreements totaled $1.1 billion at March 31, 2015 and $1.1 billion at December 31, 2014 and are included in the preceding table, primarily within the Total commercial lending category.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $9.8 billion at March 31, 2015 and $10.0 billion at December 31, 2014. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Information regarding our commitments to extend credit and our allowance for unfunded loan commitments and letters of credit is included in Note 1 Accounting Policies, Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part 1, Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    13

INVESTMENT SECURITIES

The following table presents the distribution of our investment securities portfolio. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. For those securities, where during our quarterly security-level impairment assessments we determined losses represented other-than-temporary impairment (OTTI), we have recorded cumulative credit losses of $1.2 billion in earnings and accordingly have reduced the amortized cost of our securities. See Table 71 in Note 6 Investment Securities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for more detail. The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower.

Table 14: Investment Securities

	March 31, 2015		December 31, 2014		Ratings (a) As of March 31, 2015
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$5,544	$5,799	$5,485	$5,714	100%
Agency residential mortgage-backed	28,402	29,008	23,382	23,935	100
Non-agency residential mortgage-backed	4,819	5,041	4,993	5,225	10	1%	3%	81%	5%
Agency commercial mortgage-backed	3,266	3,349	3,378	3,440	100
Non-agency commercial mortgage-backed (b)	5,183	5,294	5,095	5,191	76	7	7	4	6
Asset-backed (c)	5,904	5,957	5,900	5,940	89	2		8	1
State and municipal	4,017	4,217	3,995	4,191	87	6			7
Other debt	2,135	2,191	2,099	2,142	62	23	14		1
Corporate stock and other	364	363	442	441					100
Total investment securities (d)	$59,634	$61,219	$54,769	$56,219	87%	2%	1%	8%	2%
(a)	Ratings percentages allocated based on amortized cost.
(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.
(c)	Collateralized primarily by government guaranteed student loans and other consumer credit products and corporate debt.
(d)	Includes available for sale and held to maturity securities.

Investment securities represented 17% of total assets at March 31, 2015 and 16% at December 31, 2014.

We evaluate our investment securities portfolio in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. At March 31, 2015, 87% of the securities in the portfolio were rated AAA/AA, with U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively representing 62% of the portfolio.

The investment securities portfolio includes both available for sale and held to maturity securities. Securities classified as available for sale are carried at fair value with net unrealized gains and losses, representing the difference between amortized cost and fair value, included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet. Securities classified as held to maturity are carried at amortized cost. As of March 31, 2015, the amortized cost and fair value of available for sale securities totaled $46.4 billion and $47.6 billion, respectively, compared to an amortized cost and fair value as of December 31, 2014 of $43.2 billion and $44.2 billion, respectively. The amortized cost and fair value of held to maturity securities were $13.2 billion and $13.6 billion, respectively, at March 31, 2015, compared to $11.6 billion and $12.0 billion, respectively, at December 31, 2014.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains in the total investment securities portfolio increased to $1.6 billion at March 31, 2015 from $1.5 billion at December 31, 2014 primarily due to the impact of market interest rates and credit spreads. The comparable amounts for the securities available for sale portfolio were both $1.1 billion.

Unrealized gains and losses on available for sale debt securities do not impact liquidity. However these gains and losses do affect capital under the regulatory capital rules. Also, a change in the securities’ credit ratings could impact the liquidity of the securities and may be indicative of a change in credit quality, which could affect our risk-weighted

14    The PNC Financial Services Group, Inc. – Form 10-Q

assets and, therefore, our risk-based regulatory capital ratios under the regulatory capital rules. In addition, the amount representing the credit-related portion of OTTI on securities would reduce our earnings and regulatory capital ratios.

The duration of investment securities was 2.1 years at March 31, 2015. We estimate that, at March 31, 2015, the effective duration of investment securities was 2.3 years for an immediate 50 basis points parallel increase in interest rates and 2.0 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2014 for the effective duration of investment securities were 2.2 years and 2.1 years, respectively.

At least quarterly, we conduct a comprehensive security-level impairment assessment on all securities. For securities in an unrealized loss position, we determine whether the loss represents OTTI. For debt securities that we neither intend to sell nor believe we will be required to sell prior to expected recovery, we recognize the credit portion of OTTI charges in current earnings and include the noncredit portion of OTTI in Net unrealized gains (losses) on OTTI securities on our Consolidated Statement of Comprehensive Income and net of tax in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet. During the first quarters of 2015 and 2014 we recognized OTTI credit losses of $1 million and $2 million, respectively.

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

Additional information regarding our investment securities is included in Note 6 Investment Securities and Note 7 Fair Value in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Loans Held for Sale

Table 15: Loans Held For Sale

In millions	March 31 2015	December 31 2014
Commercial mortgages at fair value	$975	$893
Commercial mortgages at lower of cost or fair value	62	29
Total commercial mortgages	1,037	922
Residential mortgages at fair value	1,232	1,261
Residential mortgages at lower of cost or fair value	17	18
Total residential mortgages	1,249	1,279
Other	137	61
Total	$2,423	$2,262

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

We sold $1.0 billion of commercial mortgage loans to agencies during the first three months of 2015 compared to $439 million during the first three months of 2014. Total gains of $15 million were recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, during the first three months of 2015, and $7 million during the first three months of 2014. These amounts are included in Other noninterest income on our Consolidated Income Statement.

Residential mortgage loan origination volume was $2.6 billion during the first three months of 2015 compared to $1.9 billion during the first three months of 2014. The majority of such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $1.9 billion of loans and recognized loan sales revenue of $104 million during the first three months of 2015. The comparable amounts for the first three months of 2014 were $2.1 billion and $107 million.

Interest income on loans held for sale was $23 million during both the first three months of 2015 and 2014. These amounts are included in Other interest income on our Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 7 Fair Value in our Notes To Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Goodwill and Intangible Assets

Goodwill and intangible assets of $10.9 billion remained relatively flat at March 31, 2015. See additional information regarding our goodwill and intangible assets in Note 8 Goodwill and Intangible Assets included in the Notes To Consolidated Financial Statements in Part 1, Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    15

Funding Sources

Table 16: Details Of Funding Sources

	March 31 2015	December 31 2014	Change
Dollars in millions			$	%
Deposits
Money market	$118,746	$115,438	$3,308	3%
Demand	83,527	82,829	698	1%
Retail certificates of deposit	18,447	18,544	(97)	(1)%
Savings	13,692	12,571	1,121	9%
Time deposits in foreign offices and other time deposits	2,091	2,852	(761)	(27)%
Total deposits	236,503	232,234	4,269	2%
Borrowed funds
Federal funds purchased and repurchase agreements	2,202	3,510	(1,308)	(37)%
Federal Home Loan Bank borrowings	21,224	20,005	1,219	6%
Bank notes and senior debt	16,205	15,750	455	3%
Subordinated debt	9,228	9,151	77	1%
Commercial paper	4,399	4,995	(596)	(12)%
Other	3,571	3,357	214	6%
Total borrowed funds	56,829	56,768	61	–%
Total funding sources	$293,332	$289,002	$4,330	1%

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our 2015 capital and liquidity activities.

Total deposits increased $4.3 billion at March 31, 2015 compared with December 31, 2014 due to strong growth in money market, savings and demand, partially offset by lower other time deposits. Interest-bearing deposits represented 68% of total deposits at both March 31, 2015 and December 31, 2014. Total borrowed funds increased $61 million since December 31, 2014 as higher Federal Home Loan Bank borrowings and issuances of bank notes and senior debt were partially offset by a decline in federal funds purchased and repurchase agreements and commercial paper issuances.

Capital

Table 17: Shareholders’ Equity

	March 31 2015	December 31 2014	Change
Dollars in millions			$	%
Shareholders’ equity
Preferred stock (a)
Common stock	$2,706	$2,705	$1	–%
Capital surplus – preferred stock	3,948	3,946	2	–%
Capital surplus – common stock and other	12,561	12,627	(66)	(1)%
Retained earnings	26,882	26,200	682	3%
Accumulated other comprehensive income	703	503	200	40%
Common stock held in treasury at cost	(1,775)	(1,430)	(345)	(24)%
Total shareholders’ equity	$45,025	$44,551	$474	1%
(a)	Par value less than $.5 million at each date.

16    The PNC Financial Services Group, Inc. – Form 10-Q

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

The increase in total shareholders’ equity compared to December 31, 2014 reflected an increase in retained earnings, partially offset by share repurchases of $.4 billion under PNC’s common stock repurchase program in effect through the first quarter of 2015. The increase in retained earnings was driven by net income of $1.0 billion, reduced by $319 million of common and preferred dividends declared. Accumulated other comprehensive income increased due to the impact of market interest rates and credit spreads on securities available for sale and derivatives that are part of cash flow hedging strategies. Common shares outstanding were 520 million at March 31, 2015 and 523 million at December 31, 2014.

Our 2007 common stock repurchase program authorization permitted us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. Under such authorization, PNC repurchased 4.4 million common shares for $.4 billion during the first quarter of 2015 and completed its common stock repurchase programs for the four quarter period that began in second quarter 2014 with total repurchases of 17 million common shares for $1.5 billion. In the first quarter of 2015, PNC’s Board of Directors approved both the termination of the 2007 authorization, effective as of March 31, 2015, and the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. The extent and timing of share repurchases under this authorization will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, contractual and regulatory limitations, and the results of future supervisory assessments of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In connection with the 2015 CCAR, PNC submitted its 2015 capital plan, as approved by its Board of Directors, to the Federal Reserve in January 2015. In March 2015, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions and PNC announced new share repurchase programs of up to $2.875 billion for the five quarter period beginning in the second quarter of 2015. These programs include repurchases of up to $375 million over the five quarter period related to stock issuances under employee benefit-related programs. Under the “de minimis” safe harbor of the Federal Reserve’s capital plan rule, PNC may make limited repurchases of common stock or other capital distributions in amounts that exceed the amounts included in its most recently approved capital plan, provided that, among other things, such distributions do not exceed, in the aggregate, 1% of PNC’s Tier 1 capital and the Federal Reserve does not object to the additional repurchases or distributions. Under the Federal Reserve’s capital plan rule, a bank holding company must resubmit a new capital plan prior to the annual submission date if, among other things, there has been or will be a material change in the bank holding company’s risk profile, financial condition, or corporate structure since its last capital plan submission. See the Supervision and Regulation section of Item 1 Business of our 2014 Form 10-K for further information concerning the CCAR process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans and the Balance Sheet, Liquidity and Capital Highlights portion of the Executive Summary section of this Financial Review for the impact of the Federal Reserve’s current supervisory assessment of the capital adequacy program.

The PNC Financial Services Group, Inc. – Form 10-Q    17

Table 18: Basel III Capital

	March 31, 2015
Dollars in millions	Transitional Basel III (a)	Pro forma Fully Phased-In Basel III (b)(c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$13,492	$13,492
Retained earnings	26,882	26,882
Accumulated other comprehensive income for securities currently and previously held as available for sale	308	770
Accumulated other comprehensive income for pension and other postretirement plans	(193)	(482)
Goodwill, net of associated deferred tax liabilities	(8,853)	(8,853)
Other disallowed intangibles, net of deferred tax liabilities	(158)	(396)
Other adjustments/(deductions)	(112)	(150)
Total common equity Tier 1 capital before threshold deductions	31,366	31,263
Total threshold deductions	(414)	(1,045)
Common equity Tier 1 capital	30,952	30,218
Additional Tier 1 capital
Preferred stock plus related surplus	3,948	3,948
Trust preferred capital securities	50
Noncontrolling interests (d)	604	44
Other adjustments/(deductions)	(78)	(100)
Tier 1 capital	35,476	34,110
Additional Tier 2 capital
Qualifying subordinated debt	5,159	4,709
Trust preferred capital securities	149
Allowance for loan and lease losses included in Tier 2 capital	3,539	295
Other	3	9
Total Basel III capital	$44,326	$39,123
Risk-weighted assets
Basel III standardized approach risk-weighted assets (e)	$295,114	$302,784
Estimated Basel III advanced approaches risk-weighted assets (f)	N/A	287,293
Average quarterly adjusted total assets	337,960	337,046
Supplementary leverage exposure (g)	404,391	403,477
Basel III risk-based capital and leverage ratios
Common equity Tier 1	10.5%	10.0	%(h)(j)
Tier 1	12.0	11.3	(h)(k)
Total	15.0	13.6	(i)(l)
Leverage (m)	10.5	10.1
Supplementary leverage ratio (n)	8.8	8.5
(a)	Calculated using the regulatory capital methodology applicable to PNC during 2015.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions. Pro forma fully phased-in capital amounts, ratios and risk-weighted and leverage-related assets are estimated.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Primarily includes REIT Preferred Securities.
(e)	Includes credit and market risk-weighted assets.
(f)	Includes credit, market and operational risk-weighted assets.
(g)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.
(h)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III standardized approach risk-weighted assets and rules.
(i)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III advanced approaches risk-weighted assets and rules.
(j)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio estimate is 10.5%. This capital ratio is calculated using pro forma fully phased-in Common equity Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(k)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio estimate is 11.9%. This capital ratio is calculated using fully phased-in Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(l)	For comparative purposes only, the pro forma fully phased-in standardized approach Basel III Total capital risk-based capital ratio estimate is 14.0%. This ratio is calculated using fully phased-in additional Tier 2 capital which, under the standardized approach, reflects allowance for loan and lease losses of up to 1.25% of credit risk related risk-weighted assets and dividing by estimated Basel III standardized approach risk-weighted assets.
(m)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.
(n)	Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank will be subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

18    The PNC Financial Services Group, Inc. – Form 10-Q

The Basel II framework, which was adopted by the Basel Committee on Banking Supervision in 2004, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. The U.S. banking agencies initially adopted rules to implement the Basel II capital framework in 2004. In July 2013, the U.S. banking agencies adopted final rules (referred to as the advanced approaches) that modified the Basel II framework effective January 1, 2014. See the Supervision and Regulation section in Item 1 Business and Item 1A Risk Factors of our 2014 Form 10-K for additional information. Prior to fully implementing the advanced approaches to calculate risk-weighted assets, PNC and PNC Bank must successfully complete a “parallel run” qualification phase. Both PNC and PNC Bank entered this parallel run phase on January 1, 2013. Although the minimum parallel run qualification period is four quarters, the parallel run period for PNC and PNC Bank, now in its third year, is consistent with the experience of other U.S. advanced approaches banks that have all had multi-year parallel run periods. After PNC exits parallel run, its regulatory risk-based capital ratio for each measure (e.g., Common equity Tier 1 capital ratio) will be the lower of the ratios as calculated under the standardized approach and the advanced approaches.

As a result of the staggered effective dates of the final U.S. Basel III regulatory capital rules (Basel III rules), as well as the fact that PNC remains in the parallel run qualification phase for the advanced approaches, PNC’s regulatory risk-based ratios in 2015 will be calculated using the standardized approach, effective January 1, 2015, for determining risk-weighted assets, and the definitions of, and deductions from, regulatory capital under the Basel III rules (as such definitions and deductions are phased-in for 2015). We refer to the capital ratios calculated using the phased-in Basel III provisions in effect for 2015 and, for the risk-based ratios, standardized approach risk-weighted assets as the 2015 Transitional Basel III ratios. Under the standardized approach for determining credit risk-weighted assets, exposures are generally assigned a pre-defined risk weight. Exposures to high volatility commercial real estate, past due exposures, equity exposures and securitization exposures are generally subject to higher risk weights than other types of exposures.

Under the Basel III rules adopted by the U.S. banking agencies, significant common stock investments in unconsolidated financial institutions, mortgage servicing rights and deferred tax assets must be deducted from capital (subject to a phase-in schedule) to the extent they individually exceed 10%, or in the aggregate exceed 15%, of the institution’s adjusted common equity Tier 1 capital. Also, Basel III regulatory capital includes (subject to a phase-in schedule) accumulated other comprehensive income related to securities currently and previously held as available for sale, as well as pension and other postretirement plans.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our March 31, 2015 capital levels were aligned with them.

At March 31, 2015, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized” during 2015, PNC and PNC Bank must have Transitional Basel III capital ratios of at least 6.5% for Common equity Tier 1 capital, 8% for Tier 1 risk-based and 10% for Total risk-based, and PNC Bank is required to have a Transitional Basel III leverage ratio of at least 5%.

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

We provide additional information regarding regulatory capital requirements and some of their potential impacts on PNC in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    19

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in our 2014 Form 10-K and in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review,
•	Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements,
•	Note 9 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities in the Notes To Consolidated Financial Statements, and
•	Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements.

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of March 31, 2015 and December 31, 2014 is included in Note 2 of this Report.

Trust Preferred Securities

We are subject to certain restrictions, including restrictions on dividend payments, in connection with $206 million in principal amount of an outstanding junior subordinated debenture associated with $200 million of trust preferred securities that were issued by PNC Capital Trust C, a subsidiary statutory trust (both amounts as of March 31, 2015). Generally, if there is (i) an event of default under the debenture, (ii) PNC elects to defer interest on the debenture, (iii) PNC exercises its right to defer payments on the related trust preferred security issued by the statutory trust or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II. See Note 12 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Form 10-K for information on contractual limitations on dividend payments resulting from securities issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II.

20    The PNC Financial Services Group, Inc. – Form 10-Q

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 7 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value at March 31, 2015 and December 31, 2014, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 19: Fair Value Measurements – Summary

	March 31, 2015		December 31, 2014
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$63,114	$10,078	$58,973	$10,257
Total assets at fair value as a percentage of consolidated assets	18%		17%
Level 3 assets as a percentage of total assets at fair value		16%		17%
Level 3 assets as a percentage of consolidated assets		3%		3%
Total liabilities	$6,678	$710	$5,799	$716
Total liabilities at fair value as a percentage of consolidated liabilities	2%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		11%		12%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed securities in the securities available for sale portfolio, equity investments and mortgage servicing rights.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For additional information regarding the transfers of assets or liabilities between hierarchy levels, see Note 7 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Business segment results, including inter-segment revenues, and a description of each business are included in Note 17 Segment Reporting included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Certain amounts included in this Financial Review differ from those amounts shown in Note 17 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis. Note 17 presents results of businesses for the first three months of 2015 and 2014.

Net interest income in business segment results reflects PNC’s internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors. In the first quarter of 2015, enhancements were made to PNC’s funds transfer pricing methodology primarily for costs related to the new regulatory short-term liquidity standards. The enhancements incorporate an additional charge assigned to assets, including for unfunded loan commitments. Conversely, a higher transfer pricing credit has been assigned to those deposits that are accorded higher value under Liquidity Coverage Ratio rules for liquidity purposes. Please see the Supervision and Regulation section in Item 1 and the Liquidity Risk Management section in Item 7 of our 2014 Form 10-K for more information about the ratio. These adjustments apply to business segment results prospectively beginning with the first quarter of 2015. Excluding any changes in business volumes, the estimated impacts of this change to net interest income for Retail Banking and Corporate & Institutional Banking were approximately an increase of $55 million and a decrease of $60 million, respectively, for the first quarter of 2015. The impacts to the other business segments were not significant. Prior periods have not been adjusted due to the impracticability of estimating the impact of the change for prior periods.

The PNC Financial Services Group, Inc. – Form 10-Q    21

Retail Banking

(Unaudited)

Table 20: Retail Banking Table

Three months ended March 31 Dollars in millions, except as noted	2015	2014
Income Statement
Net interest income	$1,038	$980
Noninterest income
Service charges on deposits	146	140
Brokerage	67	55
Consumer services	233	218
Other	42	101
Total noninterest income	488	514
Total revenue	1,526	1,494
Provision for credit losses	49	145
Noninterest expense	1,158	1,100
Pretax earnings	319	249
Income taxes	117	91
Earnings	$202	$158
Average Balance Sheet
Loans
Consumer
Home equity	$28,152	$29,317
Indirect auto	9,287	8,994
Indirect other	603	777
Education	6,626	7,547
Credit cards	4,444	4,271
Other	2,347	2,137
Total consumer	51,459	53,043
Commercial and commercial real estate	10,654	11,051
Floor plan	2,213	2,373
Residential mortgage	734	647
Total loans	65,060	67,114
Goodwill and other intangible assets	5,990	6,062
Other assets	2,967	2,744
Total assets	$74,017	$75,920
Deposits
Noninterest-bearing demand	$22,591	$21,359
Interest-bearing demand	35,650	33,490
Money market	53,105	49,484
Total transaction deposits	111,346	104,333
Savings	12,888	11,288
Certificates of deposit	17,318	19,882
Total deposits	141,552	135,503
Other liabilities	617	398
Total liabilities	$142,169	$135,901
Performance Ratios
Return on average assets	1.11%	.84%
Noninterest income to total revenue	32	34
Efficiency	76	74
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$131	$172
Consumer nonperforming assets	1,043	1,059
Total nonperforming assets (b)	$1,174	$1,231
Purchased impaired loans (c)	$553	$663
Commercial lending net charge-offs	$1	$20
Credit card lending net charge-offs	38	37
Consumer lending (excluding credit card) net charge-offs	60	88
Total net charge-offs	$99	$145
Commercial lending annualized net charge-off ratio	.03%	.60%
Credit card lending annualized net charge-off ratio	3.47%	3.51%
Consumer lending (excluding credit card) annualized net charge-off ratio	.51%	.72%
Total annualized net charge-off ratio	.62%	.88%

At March 31	2015	2014
Other Information (Continued) (a)
Home equity portfolio credit statistics: (d)
% of first lien positions at origination (f)	54%	53%
Weighted-average loan-to-value ratios (LTVs) (e) (f)	76%	79%
Weighted-average updated FICO scores (g)	748	745
Net charge-off ratio	.42%	.75%
Delinquency data – % of total loans: (h)
Loans 30 – 59 days past due	.18%	.21%
Loans 60 – 89 days past due	.09%	.08%
Accruing loans past due	.27%	.29%
Nonperforming loans	3.12%	3.12%
Other statistics:
ATMs	8,754	8,001
Branches (i)	2,660	2,703
Brokerage account client assets (in billions) (j)	$44	$41
Customer-related statistics (average):
Non-teller deposit transactions (k)	40%	31%
Digital consumer customers (l)	50%	43%
(a)	Presented as of March 31, except for net charge-offs, net charge-off ratios and customer-related statistics, which are for the three months ended and customer-related statistics which are quarterly averages.
(b)	Includes nonperforming loans of $1.1 billion at March 31, 2015 and $1.2 billion at March 31, 2014.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Lien position, LTV and FICO statistics are based upon customer balances.
(e)	Lien position and LTV calculations reflect management assumptions where data limitations exist.
(f)	LTV statistics are based upon current information.
(g)	Represents FICO scores that are updated at least quarterly.
(h)	Data based upon recorded investment. Past due amounts exclude purchased impaired loans, even if contractually past due, as we are currently accreting interest income over the expected life of the loans.
(i)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(j)	Amounts include cash and money market balances.
(k)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(l)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

Retail Banking earned $202 million in the first quarter of 2015 compared with earnings of $158 million for the same period a year ago. The increase in earnings was driven by lower provision for credit losses and increased net interest income offset by higher expenses and lower noninterest income. Noninterest income declined as a result of the sale of Visa Class B common shares recognized in the first quarter of 2014.

Retail Banking continues to enhance the customer experience with refinements to product offerings that drive product value for consumers and small businesses. We are focused on growing customer share of wallet through the sale of liquidity, banking, and investment products.

Retail Banking also continued to serve more customers through cost effective channels that meet their evolving preferences for convenience.

•	In the first quarter of 2015, approximately 50% of consumer customers used non-teller channels for the

22    The PNC Financial Services Group, Inc. – Form 10-Q

majority of their transactions compared with 43% for the same period in 2014.
•	Deposit transactions via ATM and mobile channels increased to 40% of total deposit transactions in the first quarter of 2015 compared with 31% for the same period a year ago.
•

As part of PNC’s retail branch transformation strategy, we continue to evolve our network. In the first quarter of 2015 we converted 127 branches to the new universal branch format and 40 branches were closed or consolidated. In support of our transformation efforts, we increased our ATM network by more than 9% since the first quarter of 2014.

•	Retail Banking’s primary geographic footprint extends across 17 states and Washington, D.C. Our retail branch network covers nearly half the U.S. population, with 2,660 branches and 8,754 ATMs.

Total revenue for the first three months of 2015 increased $32 million compared to the same period a year ago, which included a $58 million increase in net interest income. In addition to the benefit from the enhancements to funds transfer pricing methodology in the first quarter of 2015, net interest income increased slightly, as growth in deposit balances was mostly offset by lower yields on loans and lower purchase accounting accretion on loans and deposits.

Noninterest income decreased $26 million, or 5%, compared to the first quarter of 2014, reflecting the impact of the $62 million gain on sales of Visa Class B common shares in the first quarter of 2014. Excluding this gain, noninterest income increased as a result of strong customer-related fee income growth, primarily resulting from increases in customer-initiated transactions, changes in product offerings, and increased brokerage and merchant processing revenue.

Provision for credit losses and net charge-offs in the first quarter of 2015 declined by $96 million and $46 million, respectively, in the comparison to the prior year quarter. Provision for credit losses decreased due to improved credit metrics. Lower net charge-offs were driven by improved credit quality in both consumer and commercial portfolios.

Noninterest expense increased $58 million in the first three months of 2015 compared to the same period in 2014. Increases in technology investments, compensation, marketing, and customer transaction-related costs were offset by reduced branch network expenses as a result of transaction migration to lower cost digital and ATM channels.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding and liquidity to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of customer balances. In the first quarter of 2015, average total deposits increased $6.0 billion, or 4%, compared with the same period in 2014.

•

Average transaction deposits grew $7.0 billion, or 7%, and average savings deposit balances grew $1.6 billion, or 14%, compared to the first quarter in 2014 as a result of organic deposit growth. Compared with the same period a year ago, average demand deposits increased $3.4 billion, or 6%, to $58.2 billion and average money market deposits increased $3.6 billion, or 7%.

•

Total average certificates of deposit decreased $2.6 billion, or 13%, compared to the same period in 2014. The decline in average certificates of deposit was due to the expected run-off of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy that targets specific products and markets for growth, small businesses, and auto dealerships. In the first quarter of 2015, average total loans declined $2.1 billion, compared to the same period a year ago, driven by a decline in home equity loans and declines from run-off of non-strategic portions of the portfolios.

•

Average home equity loans decreased $1.2 billion, or 4%, compared to the first three months of 2014. The overall portfolio declines resulted from reduced refinance activity. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•	Average auto dealer floor plan loans declined $160 million, or 7%, in the first quarter of 2015, compared to the same period in 2014, primarily resulting from lower dealer line utilization.
•	Average indirect auto loans increased $293 million, or 3%, compared to the first three months 2014. The increase was primarily due to growth in newer footprint indirect auto markets.
•	Average credit card balances increased $173 million, or 4%, over the same period in 2014 as a result of efforts to increase credit card share of wallet through organic growth.
•

Average residential mortgage balances increased $87 million, or 13%, compared to the first three months of 2014. The increase was due to the transfer of $198 million in CRA mortgage loans from the Residential Mortgage Banking business segment.

•

In the first quarter of 2015, average loan balances for the remainder of the portfolio declined a net $1.3 billion, compared to the same period a year ago, driven by declines in the education portfolio of $921 million and commercial & commercial real estate of $397 million. The discontinued government guaranteed education loan and indirect other portfolios are primarily run-off portfolios.

Nonperforming assets declined $57 million, or 5%, over the same period in 2014. The decrease was driven by declines in both commercial and consumer non-performing loans.

The PNC Financial Services Group, Inc. – Form 10-Q    23

Corporate & Institutional Banking

(Unaudited)

Table 21: Corporate & Institutional Banking Table

Three months ended March 31 Dollars in millions, except as noted	2015	2014
Income Statement
Net interest income	$855	$934
Noninterest income
Corporate service fees	310	268
Other	119	96
Noninterest income	429	364
Total revenue	1,284	1,298
Provision for credit losses (benefit)	17	(13)
Noninterest expense	514	488
Pretax earnings	753	823
Income taxes	271	300
Earnings	$482	$523
Average Balance Sheet
Loans
Commercial	$84,712	$75,506
Commercial real estate	22,090	20,039
Equipment lease financing	6,914	6,789
Total commercial lending	113,716	102,334
Consumer	1,352	1,125
Total loans	115,068	103,459
Goodwill and other intangible assets	3,835	3,826
Loans held for sale	1,106	894
Other assets	11,169	9,758
Total assets	$131,178	$117,937
Deposits
Noninterest-bearing demand	$46,976	$42,772
Money market	22,286	20,678
Other	9,340	7,531
Total deposits	78,602	70,981
Other liabilities	8,271	7,476
Total liabilities	$86,873	$78,457
Performance Ratios
Return on average assets	1.49%	1.80%
Noninterest income to total revenue	33	28
Efficiency	40	38
Commercial Loan Servicing Portfolio – Serviced For PNC and Others (in billions)
Beginning of period	$377	$347
Acquisitions/additions	29	22
Repayments/transfers	(16)	(18)
End of period	$390	$351
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$319	$311
Capital Markets (c)	$180	$157
Commercial mortgage banking activities
Commercial mortgage loans held for sale (d)	$26	$19
Commercial mortgage loan servicing income (e)	56	55
Commercial mortgage servicing rights valuation, net of economic hedge (f)	16	11
Total	$98	$85
Average Loans (by C&IB business)
Corporate Banking	$58,227	$52,253
Real Estate	29,918	26,003
Business Credit	14,217	12,534
Equipment Finance	10,941	10,210
Other	1,765	2,459
Total average loans	$115,068	$103,459
Total loans (g)	$114,946	$105,398
Net carrying amount of commercial mortgage servicing rights (g)	$494	$529
Credit-related statistics:
Nonperforming assets (g) (h)	$516	$786
Purchased impaired loans (g) (i)	$221	$428
Net charge-offs (recoveries)	$(1)	$2
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(b)	Includes amounts reported in net interest income and corporate service fees.
(c)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(d)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(e)	Includes net interest income and noninterest income, primarily in corporate services fees, from loan servicing and ancillary services, net of changes in fair value on commercial mortgage servicing rights due to time and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(f)	Includes amounts reported in corporate services fees.
(g)	As of March 31.
(h)	Includes nonperforming loans of $.4 billion at March 31, 2015 and $.7 billion at March 31, 2014.
(i)	Recorded investment of purchased impaired loans related to acquisitions.

Corporate & Institutional Banking earned $482 million in the first quarter of 2015 compared with earnings of $523 million for the same period a year ago. The decrease in earnings was due to lower net interest income, an increase in the provision for credit losses and an increase in noninterest expense, partially offset by higher noninterest income. We continue to focus on building client relationships where the risk-return profile is attractive, including the Southeast.

Net interest income decreased $79 million in the first three months of 2015 compared to the first three months of 2014. The decline was due to the impact of first quarter 2015 enhancements to funds transfer pricing methodology, continued spread compression on loans, and lower purchase accounting accretion, partially offset by the impact of higher average loans and deposits. Decreased net interest income in the comparison also reflected the impact from the second quarter 2014 correction to reclassify certain commercial facility usage fees from net interest income to corporate service fees.

Corporate service fees increased $42 million in the first quarter of 2015 compared to the first quarter of 2014. This increase was primarily due to the impact of the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to corporate service fees, an increase in treasury management fees and higher net hedging gains on commercial mortgage servicing rights, partially offset by lower mergers and acquisition advisory fees.

Other noninterest income increased $23 million in the first quarter of 2015 compared to the first quarter of 2014. This increase was driven by increased securities underwriting activity, higher revenue associated with credit valuations for customer-related derivatives activities and related derivatives sales and higher multifamily loans originated for sale to agencies, partially offset by lower gains on asset sales.

The provision for credit losses was $17 million for the first three months of 2015 compared with a benefit of $13 million

24    The PNC Financial Services Group, Inc. – Form 10-Q

for the first three months of 2014 reflecting the impact of portfolio growth and slower credit quality improvement.

Noninterest expense increased $26 million in the first quarter of 2015 compared to the prior year period, primarily driven by investments in technology and infrastructure.

Average loans increased $11.6 billion, or 11%, for the first quarter of 2015 compared to the prior year quarter, reflecting strong growth in Corporate Banking, Real Estate, Business Credit and Equipment Finance:

•

Corporate Banking business provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Average loans for this business increased $6.0 billion, or 11%, in the first quarter of 2015 compared with the first quarter of 2014, primarily due to an increase in loan commitments from specialty lending businesses and higher utilization.

•

PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased $3.9 billion, or 15%, in the first quarter of 2015 compared with the first quarter of 2014 due to increased originations and higher utilization.

•

PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased $1.7 billion, or 13%, in the first three months of 2015 compared with the first three months of 2014 due to new originations, increasing deal sizes and higher utilization.

•

PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S. and Canada. Average equipment finance loans and operating leases were $11.8 billion in the first quarter of 2015, an increase of $.9 billion, or 8%, compared with the first quarter of 2014.

Period-end loan balances increased by 9%, or $9.5 billion, at March 31, 2015 compared to March 31, 2014 primarily due to growth in our Corporate Banking, Real Estate and Business Credit businesses.

Loan commitments increased 8%, or $15.2 billion, to $213.7 billion at March 31, 2015 compared to March 31, 2014, primarily due to growth in our Corporate Banking, Real Estate and Business Credit businesses.

Average deposits for the first quarter of 2015 increased $7.6 billion, or 11%, compared with the first quarter of 2014 as a result of business growth and inflows into demand and money market deposits.

The commercial loan servicing portfolio increased $39 billion, or 11%, compared with March 31, 2014, as servicing additions exceeded portfolio run-off.

Nonperforming assets declined 34% from March 31, 2014 due to continued improving credit quality.

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

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, increased $8 million in the comparison of first quarter 2015 to first quarter 2014, driven by growth in our commercial card, wholesale lockbox, and PINACLE® and other deposit-related services.

Capital markets revenue includes merger and acquisition advisory fees, loan syndications, derivatives, foreign exchange, asset-backed finance revenue and fixed income and equity capital markets advisory activities. Revenue from capital markets-related products and services increased $23 million in the first three months of 2015 compared with the first three months of 2014. The increase in the comparison was driven by increased securities underwriting activity and higher revenue associated with credit valuations for customer-related derivatives activities and related derivatives sales, partially offset by lower mergers and acquisition advisory fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Revenue from total commercial mortgage banking activities increased $13 million in the first quarter of 2015 compared with the first quarter of 2014. The increase in the comparison was mainly due to higher multifamily loans originated for sale to agencies and higher net hedging gains on commercial mortgage servicing rights.

The PNC Financial Services Group, Inc. – Form 10-Q    25

Asset Management Group

(Unaudited)

Table 22: Asset Management Group Table

Three months ended March 31 Dollars in millions, except as noted	2015	2014
Income Statement
Net interest income	$73	$71
Noninterest income	208	199
Total revenue	281	270
Provision for credit losses	12	12
Noninterest expense	210	199
Pretax earnings	59	59
Income taxes	22	22
Earnings	$37	$37
Average Balance Sheet
Loans
Consumer	$5,650	$5,311
Commercial and commercial real estate	932	1,023
Residential mortgage	865	771
Total loans	7,447	7,105
Goodwill and other intangible assets	238	272
Other assets	258	222
Total assets	$7,943	$7,599
Deposits
Noninterest-bearing demand	$1,345	$1,338
Interest-bearing demand	4,241	3,893
Money market	4,621	3,889
Total transaction deposits	10,207	9,120
CDs/IRAs/savings deposits	455	436
Total deposits	10,662	9,556
Other liabilities	47	53
Total liabilities	$10,709	$9,609
Performance Ratios
Return on average assets	1.89%	1.97%
Noninterest income to total revenue	74	74
Efficiency	75	74
Other Information
Total nonperforming assets (a) (b)	$63	$80
Purchased impaired loans (a) (c)	$82	$96
Total net charge-offs	$4	$1
Client Assets Under Administration (a) (d) (in billions)
Personal	$115	$112
Institutional	150	143
Total	$265	$255
Asset Type
Equity	$151	$145
Fixed Income	74	66
Liquidity/Other	40	44
Total	$265	$255
Discretionary client assets under management
Personal	$88	$84
Institutional	48	46
Total	$136	$130
Asset Type
Equity	$75	$71
Fixed Income	41	34
Liquidity/Other	20	25
Total	$136	$130
Nondiscretionary client assets under administration
Personal	$27	$28
Institutional	102	97
Total	$129	$125
Asset Type
Equity	$76	$74
Fixed Income	33	32
Liquidity/Other	20	19
Total	$129	$125
(a)	As of March 31.
(b)	Includes nonperforming loans of $59 million at March 31, 2015 and $75 million at March 31, 2014.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account client assets.

Asset Management Group earned $37 million in both the first quarter of 2015 and the first quarter of 2014. Client assets under administration were $265 billion as of March 31, 2015 compared to $255 billion as of March 31, 2014. Earnings remained consistent with the prior year as increased noninterest income was offset by higher noninterest expense from strategic growth and higher technology expenses.

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

Client assets under administration increased $10 billion compared to a year ago. Discretionary client assets under management at March 31, 2015 increased $6 billion compared with March 31, 2014, driven by higher equity markets, new sales, and positive net flows, after adjustments for cyclical client activities.

Total revenue for the first quarter of 2015 increased $11 million, or 4%, compared to the first quarter of 2014, primarily relating to higher noninterest income due to stronger average equity markets and positive net flows, after adjustments for cyclical client activities.

Noninterest expense increased $11 million, or 6%, in the first three months of 2015 compared to the prior year period, which was primarily attributable to higher compensation costs from strategic growth and higher technology expenses. Over the last 12 months, total full-time headcount has increased by approximately 95 positions, or 3%. Asset Management Group remains focused on disciplined expense management as it invests in strategic growth opportunities.

Average deposits and average transaction deposits increased $1.1 billion, or 12%, in the first quarter of 2015 compared to the prior year first quarter. Average loan balances increased $.3 billion, or 5%, in the comparison due to continued growth in the consumer loan portfolio.

26    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage Banking

(Unaudited)

Table 23: Residential Mortgage Banking Table

Three months ended March 31 Dollars in millions, except as noted	2015	2014
Income Statement
Net interest income	$30	$40
Noninterest income
Loan servicing revenue
Servicing fees	48	61
Mortgage servicing rights valuation, net of economic hedge	25	(1)
Loan sales revenue	104	107
Other		(1)
Total noninterest income	177	166
Total revenue	207	206
Provision for credit losses (benefit)	2	(1)
Noninterest expense	161	213
Pretax earnings (loss)	44	(6)
Income taxes (benefit)	16	(2)
Earnings (loss)	$28	$(4)
Average Balance Sheet
Portfolio loans	$1,282	$2,036
Loans held for sale	1,147	1,068
Mortgage servicing rights (MSR)	843	1,073
Other assets	3,973	4,600
Total assets	$7,245	$8,777
Deposits	$2,215	$2,100
Borrowings and other liabilities	2,840	3,464
Total liabilities	$5,055	$5,564
Performance Ratios
Return on average assets	1.57%	(.18)%
Noninterest income to total revenue	86	81
Efficiency	78	103
Residential Mortgage Servicing Portfolio – Serviced for Third Parties (in billions)
Beginning of period	$108	$114
Acquisitions	8	2
Additions	2	2
Repayments/transfers	(5)	(4)
End of period	$113	$114
Servicing portfolio – third-party statistics: (a)
Fixed rate	94%	94%
Adjustable rate/balloon	6%	6%
Weighted-average interest rate	4.41%	4.56%
MSR asset value (in billions)	$.8	$1.1
MSR capitalization value (in basis points)	74	92
Weighted-average servicing fee (in basis points)	27	28
Residential Mortgage Repurchase Reserve
Beginning of period	$107	$131
(Benefit)/ Provision	1	(19)
Losses – loan repurchases	(2)	(9)
End of Period	$106	$103
Other Information
Loan origination volume (in billions)	$2.6	$1.9
Loan sale margin percentage	4.09%	4.53%
Percentage of originations represented by:
Purchase volume (b)	31%	37%
Refinance volume	69%	63%
Total nonperforming assets (a) (c)	$105	$173
(a)	As of March 31.
(b)	Mortgages with borrowers as part of residential real estate purchase transactions.
(c)	Includes nonperforming loans of $65 million at March 31, 2015 and $130 million at March 31, 2014.

Residential Mortgage Banking earned $28 million in the first three months of 2015 compared to a $4 million loss in the first three months of 2014. Earnings increased from the prior year primarily as a result of lower noninterest expense and higher net hedging gains on residential mortgage servicing rights, partially offset by lower servicing fees and net interest income.

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

Residential Mortgage Banking overview:

•

Total loan originations increased $.7 billion for the first three months of 2015 compared to the first three months of 2014. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines. Refinancings were 69% of originations for the first three months of 2015 and 63% in the first three months of 2014. During 2015, 18% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2).

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. The liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment increased slightly to $106 million at March 31, 2015 compared to March 31, 2014. See the Recourse And Repurchase Obligations section of this Financial Review and Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

•	Residential mortgage loans serviced for others declined slightly at March 31, 2015 compared to March 31, 2014 as payoffs slightly outpaced new loan origination volume and acquisitions.
•

Noninterest income increased $11 million in the first quarter of 2015 compared to the prior year quarter, primarily due to higher net hedging gains on residential mortgage servicing rights, partially offset by lower servicing revenue. Loan sales revenue

The PNC Financial Services Group, Inc. – Form 10-Q    27

declined slightly in the comparison, as higher loan sales revenue on increased loan originations was more than offset by the impact of the first quarter 2014 $19 million benefit from the release of reserves for residential mortgage repurchase obligations.

•

Net interest income declined $10 million in the comparison of the first three months of 2015 to the prior year period, primarily due to lower average portfolio loans, which declined $.8 billion, or 37%, in the comparison.

•	Noninterest expense declined $52 million, or 24%, in the first quarter of 2015 compared to the first quarter of 2014 due to lower legal accruals.

BlackRock

(Unaudited)

Table 24: BlackRock Table

Information related to our equity investment in BlackRock follows:

Three months ended March 31 Dollars in millions	2015	2014
Business segment earnings (a)	$135	$123
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At March 31.

In billions	March 31 2015	December 31 2014
Carrying value of PNC’s investment in BlackRock (c)	$6.3	$6.3
Market value of PNC’s investment in BlackRock (d)	12.9	12.6
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.0 billion at March 31, 2015 and $2.1 billion at December 31, 2014. Our voting interest in BlackRock common stock was approximately 21% at March 31, 2015.
(d)	Does not include liquidity discount.

In addition, at March 31, 2015, we held approximately 1.3 million shares of BlackRock Series C Preferred Stock valued at $384 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs.

We account for the BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 7 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in Note 7 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Form 10-K.

Our 2014 Form 10-K includes additional information about our investment in BlackRock.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Non-Strategic Assets Portfolio

(Unaudited)

Table 25: Non-Strategic Assets Portfolio Table

Three months ended March 31 Dollars in millions	2015	2014
Income Statement
Net interest income	$112	$142
Noninterest income	9	6
Total revenue	121	148
Provision for credit losses (benefit)	(31)	(52)
Noninterest expense	24	26
Pretax earnings	128	174
Income taxes	47	64
Earnings	$81	$110
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$125	$220
Lease financing	625	681
Total commercial lending	750	901
Consumer Lending:
Home equity	3,021	3,625
Residential real estate	4,184	5,104
Total consumer lending	7,205	8,729
Total portfolio loans	7,955	9,630
Other assets (a)	(679)	(741)
Total assets	$7,276	$8,889
Deposits and other liabilities	$224	$231
Total liabilities	$224	$231
Performance Ratios
Return on average assets	4.51%	5.02%
Noninterest income to total revenue	7	4
Efficiency	20	18
Other Information
Nonperforming assets (b) (c)	$669	$798
Purchased impaired loans (b) (d)	$3,808	$4,654
Net charge-offs	$–	$31
Annualized net charge-off ratio	–%	1.31%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$120	$201
Lease financing	626	683
Total commercial lending	746	884
Consumer Lending
Home equity	2,944	3,554
Residential real estate	4,139	5,092
Total consumer lending	7,083	8,646
Total loans	$7,829	$9,530
(a)	Other assets includes deferred taxes, ALLL and other real estate owned (OREO). Other assets were negative in both periods due to the ALLL.
(b)	As of March 31.
(c)	Includes nonperforming loans of $.5 billion at March 31, 2015 and $.6 billion at March 31, 2014.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At March 31, 2015, this segment contained 81% of PNC’s purchased impaired loans.

This business segment consists of non-strategic assets primarily obtained through acquisitions of other companies. The business activity of this segment is to manage the wind-down of the portfolios while maximizing the value and mitigating risk.

Non-Strategic Assets Portfolio had earnings of $81 million in the first three months of 2015 compared with $110 million in the first three months of 2014. Earnings decreased year-over-year due to lower net interest income and a reduced benefit from the provision for credit losses.

Non-Strategic Assets Portfolio overview:

•

Net interest income declined $30 million, or 21%, in the first three months of 2015 compared with the first three months of 2014, resulting from lower purchase accounting accretion and the impact of the declining average balance of the loan portfolio.

•

Noninterest income increased slightly in the first quarter of 2015 compared to the prior year quarter, due to lower provision for estimated losses on repurchase obligations on home equity loans and lines.

•	Provision for credit losses was a benefit in both the first quarter of 2015 and 2014, reflecting continued improvements in credit quality.
•

Noninterest expense declined slightly in the first three months of 2015 compared with the first three months of 2014, as lower costs of managing and servicing the loan portfolios was mostly offset by higher residential OREO expense.

•

Average portfolio loans declined $1.7 billion, or 17%, in the first quarter of 2015 compared to the prior year quarter, due to customer payment activity and portfolio management activities to reduce under-performing assets.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies in Item 8 of our 2014 Form 10-K and in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report describe the most significant accounting policies that we use to prepare our consolidated financial statements. Certain of these policies require us to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods.

We must use estimates, assumptions and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value.

The PNC Financial Services Group, Inc. – Form 10-Q    29

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by independent third-party sources, including appraisers and valuation specialists, when available. When such third-party information is not available, we estimate fair value primarily by using discounted cash flow and other financial modeling techniques. Changes in underlying factors, assumptions or estimates could materially impact our future financial condition and results of operations.

We discuss the following critical accounting policies and judgments under this same heading in Item 7 of our 2014 Form 10-K:

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue to depict the satisfaction of a performance obligation by transfer of promised goods or services to customers. The ASU also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The requirements within the ASU should be applied retrospectively to each prior period presented (with several practical expedients for certain completed contracts) or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. Recently, the FASB has proposed delaying the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The proposal is subject to the FASB’s due process and will include a period for public comments. We are currently evaluating the impact of this ASU on our results of operations and financial position.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. All legal entities are subject to re-evaluation under this ASU, including investment companies and certain other entities measured in a manner consistent with ASC 946 Financial Services – Investment Companies which were previously excluded. The ASU will change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; eliminates the presumption that a general partner should consolidate a limited partnership; potentially changes the consolidation conclusions of reporting entities that are involved with VIEs, in particular those that have fee arrangements and related party arrangements, and provides a scope exception for reporting entities with interests held in certain money market funds. The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and may be applied through a retrospective or modified retrospective approach. We are currently evaluating the impact of this ASU on our results of operations and financial position.

Recently Adopted Accounting Standards

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item I of this Report regarding the impact of new accounting pronouncements adopted in the first quarter of 2015.

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

We currently estimate pretax pension expense of $9 million in 2015 compared with pretax income of $7 million in 2014. This year-over-year expected increase in expense reflects the effects of the lower expected return on asset assumption, improved mortality, and the lower discount rate required to be used in 2015. These factors are partially offset by the favorable impact of the increase in plan assets at December 31, 2014 and the assumed return on a $200 million voluntary contribution to the plan made in February 2015.

30    The PNC Financial Services Group, Inc. – Form 10-Q

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

We provide additional information on our pension plan in Note 13 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Form 10-K.

RECOURSE AND REPURCHASE OBLIGATIONS

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report, PNC has sold commercial mortgage, residential mortgage and home equity loans/lines of credit directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets.

Commercial Mortgage Loan Recourse Obligations

We originate and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment. For more information regarding our Commercial Mortgage Loan Recourse Obligations, see the Recourse and Repurchase Obligations section of Note 16 Commitments and Guarantees included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Residential Mortgage Repurchase Obligations

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and loan sale transactions. As discussed in Note 2 in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC and the Government National Mortgage Association (GNMA), while Non-Agency securitizations consist of mortgage loan sale transactions with private investors. Mortgage loan sale transactions that are not part of a securitization may involve FNMA, FHLMC or private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. In addition to indemnification and repurchase risk, we face other risks of loss with respect to our participation in these programs, some of which are described in Note 15 Legal Proceedings in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report with respect to governmental inquiries related to FHA-insured loans. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

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

We previously reached agreements with both FNMA and FHLMC to resolve their repurchase claims with respect to loans sold between 2000 and 2008. Thus, our repurchase obligations involve Agency securitizations and other loan

The PNC Financial Services Group, Inc. – Form 10-Q    31

sales with FNMA and FHLMC subsequent to 2008 only, as well as Agency securitizations with GNMA and Non-Agency securitizations and other loan sales with private investors. The unpaid principal balance of loans associated with our exposure to repurchase obligations totaled $67.6 billion at March 31, 2015, of which $1.4 billion was 90 days or more delinquent. The comparative amounts were $68.3 billion and $1.5 billion, respectively, at December 31, 2014.

We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of March 31, 2015 and December 31, 2014. In making these estimates we consider the losses that we expect to incur over the life of the sold loans. See Note 16 Commitments and Guarantees in this Report for additional information on residential mortgage repurchase obligations.

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

For more information regarding our Home Equity Repurchase Obligations, see the Recourse and Repurchase Obligations section under Item 7 of our 2014 Form 10-K and Note 16 Commitments and Guarantees included in this Report.

RISK MANAGEMENT

PNC encounters risk as part of the normal course of operating our business. Accordingly, we design risk management processes to help manage these risks.

The Risk Management section included in Item 7 of our 2014 Form 10-K describes our enterprise risk management framework including risk appetite and strategy, risk culture, risk organization and governance, risk identification and quantification, risk control and limits, and risk monitoring and reporting. Additionally, our 2014 Form 10-K provides an analysis of our key areas of risk, which include but are not limited to credit, operational, compliance, model, liquidity and market. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section.

The following information updates our 2014 Form 10-K risk management disclosures.

Credit Risk Management

As more fully discussed in the Credit Risk Management portion of the Risk Management section in our 2014 Form 10-K, credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks. Our processes for managing credit risk are embedded in PNC’s risk culture and in our decision-making processes using a systematic approach whereby credit risks and related exposures are identified and assessed, managed through specific policies and processes, measured and evaluated against our risk appetite and credit concentration limits, and reported, along with specific mitigation activities, to management and the Board through our governance structure.

Asset Quality Overview

Asset quality trends improved during the first three months of 2015.

•

Nonperforming assets at March 31, 2015 decreased $126 million compared with December 31, 2014 as a result of improvements in both consumer and commercial nonperforming loans. Consumer lending nonperforming loans decreased $54 million, commercial real estate nonperforming loans declined $41 million and commercial nonperforming loans decreased $10 million. Nonperforming assets were 0.78% of total assets at March 31, 2015 compared with 0.83% at December 31, 2014.

•

Overall loan delinquencies of $1.8 billion decreased $196 million, or 10%, from year-end 2014 levels. The reduction was due in large part to a reduction in accruing government insured residential real estate loans past due 90 days or more of $85 million, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution.

•	Net charge-offs were $103 million in the first quarter of 2015, down 45% from net charge-offs in the same quarter of 2014 of $186 million, due primarily to improved overall credit quality.
•

Provision for credit losses in the first quarter of 2015 decreased to $54 million compared with $94 million in the first quarter of 2014. The smaller provision is attributed to improved overall credit quality, including lower consumer loan delinquencies, and the increasing value of residential real estate which resulted in greater expected cash flows from our purchased impaired loans.

•	The level of ALLL remained at $3.3 billion at both March 31, 2015 and December 31, 2014.

32    The PNC Financial Services Group, Inc. – Form 10-Q

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. A summary of the major categories of nonperforming assets are presented in Table 27. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements of this Report for further detail of nonperforming asset categories.

Table 27: Nonperforming Assets By Type

Dollars in millions	March 31 2015	December 31 2014
Nonperforming loans
Commercial lending	$575	$626
Consumer lending (a)	1,830	1,884
Total nonperforming loans (b) (c)	2,405	2,510
OREO and foreclosed assets	349	370
Total nonperforming assets	$2,754	$2,880
Amount of TDRs included in nonperforming loans	$1,317	$1,370
Percentage of total nonperforming loans	55%	55%
Nonperforming loans to total loans	1.17%	1.23%
Nonperforming assets to total loans, OREO and foreclosed assets	1.34	1.40
Nonperforming assets to total assets	.78	.83
Allowance for loan and lease losses to total nonperforming loans (d)	137	133
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.7 billion and $.8 billion at March 31, 2015 and December 31, 2014.
(d)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 1 Accounting Policies and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

Table 28: Change in Nonperforming Assets

In millions	2015	2014
January 1	$2,880	$3,457
New nonperforming assets	336	633
Charge-offs and valuation adjustments	(124)	(152)
Principal activity, including paydowns and payoffs	(170)	(323)
Asset sales and transfers to loans held for sale	(93)	(85)
Returned to performing status	(75)	(226)
March 31	$2,754	$3,304

Nonperforming assets decreased $126 million at March 31, 2015 compared to December 31, 2014, as a result of improvements in both consumer and commercial lending. Consumer lending nonperforming loans decreased $54 million, commercial real estate nonperforming loans declined $41 million and commercial nonperforming loans decreased $10 million. As of March 31, 2015, approximately 91% of total nonperforming loans were secured by collateral which lessens reserve requirements and is expected to reduce credit losses in the event of default. As of March 31, 2015, commercial lending nonperforming loans were carried at approximately 64% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

Within consumer nonperforming loans, residential real estate TDRs comprise 63% of total residential real estate nonperforming loans at March 31, 2015, up from 60% at December 31, 2014. Home equity TDRs comprise 53% of home equity nonperforming loans at March 31, 2015, down from 54% at December 31, 2014. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At March 31, 2015, our largest nonperforming asset was $35 million in the Real Estate, Rental and Leasing Industry and our average nonperforming loans associated with commercial lending were under $1 million. All of the ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 21% and 4% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of March 31, 2015.

The PNC Financial Services Group, Inc. – Form 10-Q    33

Purchased impaired loans are considered performing, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we accrete interest income over the expected life of the loans. Total nonperforming loans and assets in the tables above are significantly lower than they would have been due to this accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of nonperforming loans to total loans and a higher ratio of ALLL to nonperforming loans. See Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report, as well as the Credit Risk Management portion of the Risk Management section in our 2014 Form 10-K for additional information, including the accounting treatment, on these loans.

Table 29: OREO and Foreclosed Assets

In millions	March 31 2015	December 31 2014
Other real estate owned (OREO):
Residential properties	$174	$183
Residential development properties	43	48
Commercial properties	114	120
Total OREO	331	351
Foreclosed and other assets	18	19
Total OREO and foreclosed assets	$349	$370

Total OREO and foreclosed assets decreased $21 million during the first three months of 2015 and is 13% of total nonperforming assets at March 31, 2015. As of both March 31, 2015 and December 31, 2014, 62% of our OREO and foreclosed assets were comprised of residential related properties.

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

Table 30: Accruing Loans Past Due (a) (b)

	Amount		Percentage of Total Outstandings
Dollars in millions	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$519	$582	.25%	.28%
Accruing loans past due 60 to 89 days	243	259	.12%	.13%
Total	762	841	.37%	.41%
Late stage loan delinquencies
Accruing loans past due 90 days or more	988	1,105	.48%	.54%
Total	$1,750	$1,946	.85%	.95%
(a)	Amounts in table represent recorded investment.
(b)	Past due loan amounts at March 31, 2015 include government insured or guaranteed loans of $196 million, $117 million, and $878 million for accruing loans past due 30 to 59 days, past due 60 to 89 days, and past due 90 days or more, respectively. The comparative amounts as of December 31, 2014 were $220 million, $136 million, and $996 million, respectively.

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased $79 million at March 31, 2015 compared to December 31, 2014, driven by reductions in both consumer and commercial lending early stage delinquencies due to improved credit quality.

Accruing loans past due 90 days or more decreased $117 million, or 11%, at March 31, 2015 compared to December 31, 2014 due to a decline in government insured residential real estate loans of $85 million, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution. Accruing loans past due 90 days or more are referred to as late stage loan delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral, and/or are in the process of collection, are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

34    The PNC Financial Services Group, Inc. – Form 10-Q

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms. These loans totaled $.2 billion at both March 31, 2015 and December 31, 2014.

See Note 1 Accounting Policies and Note 3 Asset Quality in the Notes To Consolidated Financial Statements of this Report for additional information regarding our nonperforming loan and nonaccrual policies and further information on loan delinquencies.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $34.1 billion as of March 31, 2015, or 17% of the total loan portfolio. Of that total, $19.9 billion, or 58%, was outstanding under primarily variable-rate home equity lines of credit and $14.1 billion, or 42%, consisted of closed-end home equity installment loans. Approximately 6% of the home equity portfolio was purchased credit impaired and 3% of the home equity portfolio was on nonperforming status as of March 31, 2015.

As of March 31, 2015, we are in an originated first lien position for approximately 52% of the total outstanding portfolio and, where originated as a second lien, we currently hold or service the first lien position for an additional 2% of the portfolio. The remaining 46% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay either interest or principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with the borrower’s ability to satisfy the loan terms upon the draw period ending is considered in establishing our ALLL. Based upon outstanding balances at March 31, 2015, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 31: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2015	$1,099	$406
2016	1,323	424
2017	2,353	582
2018	1,032	791
2019	707	633
2020 and thereafter	3,161	4,902
Total (a) (b)	$9,675	$7,738
(a)	Includes all home equity lines of credit that mature in the remainder of 2015 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes approximately $91 million, $47 million, $56 million, $39 million, $24 million and $535 million of home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, with draw periods scheduled to end in the remainder of 2015, 2016, 2017, 2018, 2019 and 2020 and thereafter, respectively.

Based upon outstanding balances, and excluding purchased impaired loans, at March 31, 2015, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 5% were 90 days or more past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

See the Credit Risk Management portion of the Risk Management section in our 2014 Form 10-K for more information on our home equity loan portfolio.

Loan Modifications and Troubled Debt Restructurings

Consumer Loan Modifications

We modify loans under government and PNC-developed programs based upon our commitment to help eligible homeowners and borrowers avoid foreclosure, where appropriate. Initially, a borrower is evaluated for a modification under a government program. If a borrower does not qualify under a government program, the borrower is then evaluated under a PNC program. Our programs utilize both temporary and permanent modifications and typically reduce the interest rate, extend the term and/or defer principal. Loans that are either temporarily or permanently modified under programs involving a change to loan terms are generally classified as TDRs. Further, loans that have certain types of payment plans and trial payment arrangements which do not include a contractual change to loan terms may be classified as TDRs. Additional detail on TDRs is discussed below as well as in Note 3 Asset Quality in our 2014 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    35

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

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our customers’ needs while mitigating credit losses. Table 32 provides the number of accounts and unpaid principal balance of modified consumer real estate related loans at the end of each year presented and Table 33 provides the number of accounts and unpaid principal balance of modified loans that were 60 days or more past due as of six months, nine months, twelve months and fifteen months after the modification date.

Table 32: Consumer Real Estate Related Loan Modifications

	March 31, 2015		December 31, 2014
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	5,077	$391	5,346	$417
Permanent Modifications	13,519	988	13,128	968
Total home equity	18,596	1,379	18,474	1,385
Residential Mortgages
Permanent Modifications	5,959	1,116	5,876	1,110
Non-Prime Mortgages
Permanent Modifications	4,360	607	4,358	611
Residential Construction
Permanent Modifications	2,293	619	2,292	629
Total Consumer Real Estate Related Loan Modifications	31,208	$3,721	31,000	$3,735

36    The PNC Financial Services Group, Inc. – Form 10-Q

Table 33: Consumer Real Estate Related Loan Modifications Re-Default by Vintage (a) (b)

	Six Months		Nine Months		Twelve Months		Fifteen Months
March 31, 2015 Dollars in millions	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Unpaid Principal Balance (c)
Permanent Modifications
Home Equity
Third Quarter 2014	25	4.0%							$2
Second Quarter 2014	16	2.8	19	3.3%					1
First Quarter 2014	18	2.6	28	4.0	31	4.5%			2
Fourth Quarter 2013	29	2.5	47	4.0	66	5.7	73	6.3%	5
Third Quarter 2013	30	2.6	44	3.7	60	5.1	65	5.5	6
Residential Mortgages
Third Quarter 2014	43	7.3							8
Second Quarter 2014	28	7.7	45	12.3					6
First Quarter 2014	50	6.1	96	11.7	124	15.1			19
Fourth Quarter 2013	83	9.3	120	13.5	172	19.3	192	21.6	27
Third Quarter 2013	95	8.7	148	13.6	214	19.7	253	23.3	37
Non-Prime Mortgages
Third Quarter 2014	20	16.5							3
Second Quarter 2014	12	13.5	18	20.2					3
First Quarter 2014	29	16.4	42	23.7	50	28.3			8
Fourth Quarter 2013	18	9.9	35	19.3	40	22.1	46	25.4	7
Third Quarter 2013	23	13.7	26	15.5	38	22.6	47	28.0	5
Residential Construction
Third Quarter 2014	3	2.8							1
Second Quarter 2014	3	2.5	3	2.5					1
First Quarter 2014	3	2.2	3	2.2	4	2.9			1
Fourth Quarter 2013	1	0.7	3	2.2	4	2.9	5	3.6	3
Third Quarter 2013	1	0.7	1	0.7	1	0.7			–
Temporary Modifications
Home Equity
Third Quarter 2014	2	14.3%							$–
Second Quarter 2014	12	38.7	11	35.5%					1
First Quarter 2014	3	16.7	3	16.7	4	22.2%			–
Fourth Quarter 2013	10	19.6	12	23.5	13	25.5	17	33.3%	1
Third Quarter 2013	4	9.8	9	22.0	11	26.8	13	31.7	1
(a)	An account is considered in re-default if it is 60 days or more delinquent after modification. The data in this table represents loan modifications completed during the quarters ending September 30, 2013 through September 30, 2014 and represents a vintage look at all quarterly accounts and the number of those modified accounts (for each quarterly vintage) 60 days or more delinquent at six, nine, twelve, and fifteen months after modification. Account totals include active and inactive accounts that were delinquent when they achieved inactive status. Accounts that are no longer 60 days or more delinquent, or were re-modified since prior period, are removed from re-default status in the period in which they are cured or re-modified.
(b)	Vintage refers to the quarter in which the modification occurred.
(c)	Reflects March 31, 2015 unpaid principal balances of the re-defaulted accounts for the Third Quarter 2014 vintage at Six Months, for the Second Quarter 2014 vintage at Nine Months, for the First Quarter 2014 vintage at Twelve Months, and for the Fourth Quarter 2013 and prior vintages at Fifteen Months.

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

The PNC Financial Services Group, Inc. – Form 10-Q    37

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

Commercial Loan Modifications and Payment Plans

Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve reduction of the interest rate, extension of the loan term and/or forgiveness of principal. Modified commercial loans are usually already nonperforming prior to modification. We evaluate these modifications for TDR classification based upon whether we granted a concession to a borrower experiencing financial difficulties. Additional detail on TDRs is discussed below as well as in Note 3 Asset Quality in our 2014 Form 10-K.

We have established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of March 31, 2015 and December 31, 2014, $30 million and $34 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $11 million and $12 million have been determined to be TDRs as of March 31, 2015 and December 31, 2014, respectively.

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. For the three months ended March 31, 2015, $232 million of Consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans, were excluded from the TDR population. The comparable amount for the three months ended March 31, 2014 was $302 million.

Table 34: Summary of Troubled Debt Restructurings (a)

In millions	March 31 2015	December 31 2014
Consumer lending:
Real estate-related	$1,852	$1,864
Credit card	124	130
Other consumer	44	47
Total consumer lending	2,020	2,041
Total commercial lending	510	542
Total TDRs	$2,530	$2,583
Nonperforming	$1,317	$1,370
Accruing	1,089	1,083
Credit card	124	130
Total TDRs	$2,530	$2,583
(a)	Amounts in table represent recorded investment, which includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.

Total TDRs decreased $53 million, or 2%, during the first quarter of 2015. Nonperforming TDRs were approximately 55% of total nonperforming loans, and 52% of total TDRs.

TDRs that are performing, including credit card loans, are excluded from nonperforming loans. These TDRs remained flat during the first quarter of 2015 at $1.2 billion. Generally, the accruing category is comprised of loans where borrowers have been performing under the restructured terms for at least six consecutive months. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

See Note 3 Asset Quality and the Credit Risk Management portion of the Risk Management section in our 2014 Form 10-K for additional information on loan modifications and TDRs.

38    The PNC Financial Services Group, Inc. – Form 10-Q

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We recorded $103 million in net charge-offs for the first three months of 2015, compared to $186 million in the first three months of 2014. Commercial lending net charge-offs decreased from $31 million in the first three months of 2014 to $1 million in the first three months of 2015. Consumer lending net charge-offs decreased from $155 million in the first three months of 2014 to $102 million in the first three months of 2015.

Table 35: Loan Charge-Offs And Recoveries

Three months ended March 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (annualized)
2015
Commercial	$34	$32	$2	.01%
Commercial real estate	12	12
Equipment lease financing		1	(1)	(.05)
Home equity	52	20	32	.38
Residential real estate		2	(2)	(.06)
Credit card	43	5	38	3.46
Other consumer	48	14	34	.61
Total	$189	$86	$103	.20
2014
Commercial	$85	$51	$34	.15%
Commercial real estate	18	20	(2)	(.04)
Equipment lease financing	2	3	(1)	(.05)
Home equity	95	19	76	.85
Residential real estate	8	(1)	9	.25
Credit card	43	5	38	3.60
Other consumer	49	17	32	.57
Total	$300	$114	$186	.38

Total net charge-offs are lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on net charge-offs related to these loans.

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $3.3 billion at March 31, 2015 consisted of $1.6 billion and $1.7 billion established for the commercial lending and consumer lending categories, respectively. We maintain the

ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.

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

The majority of the commercial portfolio is secured by collateral, including loans to asset-based lending customers, which generally demonstrate lower LGD compared to loans not secured by collateral. Additionally, guarantees on loans greater than $1 million and owner guarantees for small business loans do not significantly impact our ALLL.

Allocations to non-impaired consumer loan classes are primarily based upon a roll-rate model which uses statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off.

A portion of the ALLL is related to qualitative and measurement factors. These factors may include, but are not limited to, the following:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,

The PNC Financial Services Group, Inc. – Form 10-Q    39

•	Recent macro-economic factors,
•	Model imprecision,
•	Changes in lending policies and procedures,
•	Timing of available information, including the performance of first lien positions, and
•	Limitations of available historical data.

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At March 31, 2015, we had established reserves of $.9 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition. See Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.6 billion, or 48%, of the ALLL at March 31, 2015 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $1.7 billion, or 52%, of the ALLL at March 31, 2015 has been allocated to these consumer lending categories.

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

We refer you to Note 1 Accounting Policies and Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in our 2014 Form 10-K for further information on certain key asset quality indicators that we use to evaluate our portfolios and establish the allowances.

Table 36: Allowance for Loan and Lease Losses

Dollars in millions	2015	2014
January 1	$3,331	$3,609
Total net charge-offs	(103)	(186)
Provision for credit losses	54	94
Net change in allowance for unfunded loan commitments and letters of credit	25	14
Other	(1)	(1)
March 31	$3,306	$3,530
Net charge-offs to average loans (for the three months ended) (annualized)	.20%	.38%
Total allowance for loan and lease losses to total loans	1.61	1.78
Commercial lending net charge-offs	$(1)	$(31)
Consumer lending net charge-offs	(102)	(155)
Total net charge-offs	$(103)	$(186)
Net charge-offs to average loans (for the three months ended) (annualized)
Commercial lending	.00%	.11%
Consumer lending	.55	.81

The provision for credit losses totaled $54 million for the first three months of 2015 compared to $94 million for the first three months of 2014. The primary driver of the decrease to the provision was improved overall credit quality, including lower consumer loan delinquencies, and the increasing value of residential real estate which resulted in greater expected cash flows for our purchased impaired loans. For the first three months of 2015, the provision for commercial lending credit losses decreased by $20 million, or 111%, from the first three months of 2014. The provision for consumer lending credit losses also decreased $20 million, or 26%, from the first three months of 2014.

At March 31, 2015, total ALLL to total nonperforming loans was 137%. The comparable amount for December 31, 2014 was 133%. These ratios are 88% and 85%, respectively, when excluding the $1.2 billion of ALLL at both March 31, 2015 and December 31, 2014 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted in accordance with ASC 310-30 based on the recorded investment balance. See Table 27 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first three months of 2015, improving

40    The PNC Financial Services Group, Inc. – Form 10-Q

asset quality trends, including, but not limited to, delinquency status and improving economic conditions, as well as reduced net charge-offs and overall portfolio growth combined to result in the ALLL remaining essentially flat at March 31, 2015 compared to December 31, 2014.

See Note 1 Accounting Policies and Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit.

Liquidity Risk Management

Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity Risk Management section of our 2014 Form 10-K.

PNC also monitors its liquidity by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the haircuts and limitations of the LCR rules, by its estimated net cash outflow, with net cash outflows determined by applying assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. For PNC and PNC Bank, the LCR became effective January 1, 2015. The minimum required LCR will be phased-in over a period of years. For 2015, PNC and PNC Bank are required to calculate the LCR on a month-end basis and the minimum LCR that PNC and PNC Bank are required to maintain is 80 percent. Effective July 1, 2016, PNC and PNC Bank must begin calculating their respective LCR ratios on a daily basis.

As of March 31, 2015, the LCR for PNC and PNC Bank exceeded 100 percent. The March 31, 2015 LCR calculation and the underlying components are based on PNC’s current interpretation and understanding of the final LCR rules and are subject to, among other things, further regulatory guidance.

We provide additional information regarding regulatory liquidity requirements and their potential impact on PNC in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2014 Form 10-K.

Bank Level Liquidity – Uses

At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of March 31, 2015, there were approximately $8.7 billion of bank borrowings with contractual maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base generated by our retail and commercial banking businesses. Total deposits increased to $236.5 billion at March 31, 2015 from $232.2 billion at December 31, 2014, driven by higher retail deposits. Assets determined by PNC to be liquid (liquid assets) and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short-term and long-term funding sources.

At March 31, 2015, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $35.2 billion and securities available for sale totaling $47.6 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Of our total liquid assets of $82.8 billion, we had $4.0 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition to the liquid assets we pledged, $6.5 billion of securities held to maturity were also pledged as collateral for these purposes.

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

The PNC Financial Services Group, Inc. – Form 10-Q    41

Under its 2014 bank note program, PNC Bank may from time to time offer up to $25 billion aggregate principal amount at any one time outstanding of its unsecured senior and subordinated notes due more than nine months from their date of issue (in the case of senior notes) and due five years or more from their date of issue (in the case of subordinated notes). The $25 billion of notes authorized to be issued and outstanding at any one time includes notes issued by PNC Bank prior to January 16, 2014 under the 2004 bank note program and those notes PNC Bank has assumed through the acquisition of other banks, in each case for so long as such notes remain outstanding. The terms of the new program do not affect any of the bank notes issued prior to January 16, 2014. At March 31, 2015, PNC Bank had $18.4 billion of notes outstanding under this program. The following table details all issuances during 2015:

Table 37: PNC Bank Bank Notes Issued During 2015

Issuance Date	Amount	Description of Issuance
February 6, 2015	$600 million	Floating rate senior notes issued to an affiliate with a maturity date of January 26, 2017. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .30%, on January 26, April 26, July 26 and October 26 of each year, beginning on April 26, 2015.
February 23, 2015	$750 million	Senior notes with a maturity date of February 23, 2025. Interest is payable semi-annually at a fixed rate of 2.950% on February 23 and August 23 of each year, beginning on August 23, 2015.
February 23, 2015	$1.0 billion	Senior notes with a maturity date of February 23, 2018. Interest is payable semi-annually at a fixed rate of 1.500% on February 23 and August 23 of each year, beginning on August 23, 2015.

Total senior and subordinated debt of PNC Bank increased to $20.0 billion at March 31, 2015 from $17.5 billion at December 31, 2014 due to the following activity in the period.

Table 38: PNC Bank Senior and Subordinated Debt

In billions	2015
January 1	$17.5
Issuances	2.4
Other	.1
March 31	$20.0

PNC Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At March 31, 2015, our unused secured borrowing capacity was $16.3 billion with FHLB-Pittsburgh. Total FHLB borrowings increased to $21.2 billion at March 31, 2015 from $20.0 billion at December 31, 2014 due to the following activity in the period.

Table 39: FHLB Borrowings

In billions	2015
January 1	$20.0
Issuances	1.2
March 31	$21.2

The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank to secure certain public deposits. PNC Bank began using standby letters of credit issued by the FHLB-Pittsburgh for these purposes in response to the regulatory liquidity standards finalized during 2014. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank. At both March 31, 2015 and December 31, 2014, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $6.2 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of March 31, 2015, there was $4.4 billion outstanding under this program.

PNC Bank can also borrow from the Federal Reserve Bank discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At March 31, 2015, our unused secured borrowing capacity was $16.0 billion with the Federal Reserve Bank.

Parent Company Liquidity

As of March 31, 2015, available parent company liquidity totaled $6.2 billion. Parent company liquidity is primarily held in short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

Parent Company Liquidity – Uses

The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of March 31,

42    The PNC Financial Services Group, Inc. – Form 10-Q

2015, there were approximately $1.1 billion of parent company borrowings with contractual maturities of less than one year. Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions.

See Balance Sheet, Liquidity and Capital Highlights in the Executive Summary section of this Financial Review for information on our 2015 capital plan that was accepted by the Federal Reserve. Our capital plan included a recommendation to increase the quarterly common stock dividend in the second quarter of 2015 and the ability to redeem the Series K Preferred Stock, as further described below, and also included share repurchase programs of up to $2.875 billion for the five quarter period beginning in the second quarter of 2015. See the Capital portion of the Consolidated Balance Sheet Review in this Financial Review for more information on our share repurchase programs, including detail on our first quarter repurchase of 4.4 million common shares for $.4 billion.

On April 2, 2015, consistent with our 2015 capital plan, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from 48 cents per common share to 51 cents per common share beginning with the May 5, 2015 dividend payment.

On May 4, 2015, we redeemed $500 million of PNC’s Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series K, as well as all Depositary Shares representing interests therein. Each Depositary Share represented a 1/10 interest in a share of the Series K Preferred Stock. All 50,000 shares of Series K Preferred Stock, as well as all 500,000 Depositary Shares representing interests therein, were redeemed. The redemption price was $10,000 per share of Series K Preferred Stock equivalent to $1,000 per Depositary Share, plus declared and unpaid dividends to but excluding the redemption date.

See the Supervision and Regulation section of Item 1 Business in our 2014 Form 10-K for additional information regarding the Federal Reserve’s CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, qualitative and quantitative liquidity risk management standards proposed by the U.S. banking agencies, and final rules issued by the Federal Reserve that make certain modifications to the Federal Reserve’s capital planning and stress testing rules.

See Table 37 for information on an affiliate purchase of notes issued by PNC Bank during 2015.

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.2 billion at March 31, 2015. See Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Form 10-K for a further discussion of these limitations. We provide additional information on certain contractual restrictions in Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Form 10-K.

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

Total parent company senior and subordinated debt and hybrid capital instruments decreased to $8.7 billion at March 31, 2015 from $10.1 billion at December 31, 2014 due to the following activity in the period.

Table 40: Parent Company Senior and Subordinated Debt and Hybrid Capital Instruments

In billions	2015
January 1	$10.1
Maturities	(1.4)
March 31	$8.7

The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of March 31, 2015, there were no issuances outstanding under this program.

The PNC Financial Services Group, Inc. – Form 10-Q    43

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

On March 16, 2015, Moody’s Investors Service (Moody’s) published a new bank ratings methodology which is being implemented on a global basis and includes assessment of expected loss ratings on instruments ranging from bank deposits to preferred stock. On March 17, 2015, Moody’s announced rating actions related to this change in methodology for various banking entities across the globe. As part of the announcement, several ratings for PNC and PNC Bank were placed under review for upgrade, including the subordinated debt and preferred stock ratings for PNC, and the long-term deposits rating for PNC Bank. In addition, two ratings for PNC Bank, the long-term senior unsecured and issuer rating (Senior debt), and the short-term notes and issuer rating, were placed under review for possible downgrade. In light of this change in methodology, PNC is reviewing options related to the two ratings under review for possible downgrade.

Table 41: Credit Ratings as of March 31, 2015 for PNC and PNC Bank

	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	Baa1	BBB+	A
Preferred stock	Baa3	BBB-	BBB-
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	A2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Commitments

The following tables set forth contractual obligations and various other commitments as of March 31, 2015 representing required and potential cash outflows.

Table 42: Contractual Obligations

		Payment Due By Period
March 31, 2015 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$20,538	$14,437	$2,440	$786	$2,875
Borrowed funds (a) (b)	56,829	14,144	19,594	14,197	8,894
Minimum annual rentals on noncancellable leases	2,720	381	647	490	1,202
Nonqualified pension and postretirement benefits	519	56	109	108	246
Purchase obligations (c)	633	436	120	65	12
Total contractual cash obligations	$81,239	$29,454	$22,910	$15,646	$13,229
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At March 31, 2015, we had unrecognized tax benefits of $83 million, which represents a reserve for tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimate has been excluded from the contractual obligations table. See Note 14 Income Taxes in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

Our contractual obligations totaled $82.0 billion at December 31, 2014. The decrease in the comparison is primarily attributable to the decline in time deposits. See Funding Sources in the Consolidated Balance Sheet Review section of this Financial Review for additional information regarding our funding sources.

44    The PNC Financial Services Group, Inc. – Form 10-Q

Table 43: Other Commitments (a)

		Amount Of Commitment Expiration By Period
March 31, 2015 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Commitments to extend credit (b)	$137,960	$51,404	$47,708	$37,495	$1,353
Net outstanding standby letters of credit (c)	9,750	4,726	4,032	991	1
Reinsurance agreements (d)	2,428	257	18	32	2,121
Standby bond purchase agreements	1,080	257	688	135
Other commitments (e)	970	740	178	46	6
Total commitments	$152,188	$57,384	$52,624	$38,699	$3,481
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.
(c)	Includes $5.4 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(d)	Reinsurance agreements are with third-party insurers related to insurance sold to or placed on behalf of our customers. Balances represent estimates based on availability of financial information.
(e)	Includes unfunded commitments related to equity investments of $184 million that were not on our Consolidated Balance Sheet, of which $147 million related to private equity investments. The remaining $786 million of other commitments were included in Other liabilities on our Consolidated Balance Sheet, of which $706 million related to tax credit investments.

Our total commitments were $156.0 billion at December 31, 2014. The decrease in the comparison is primarily due to the declining exposure on our commitments to extend credit and the decrease in reinsurance agreements driven by the programs being in run-off. See Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information related to our commitments.

Market Risk Management

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, commodity prices and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:

•	Traditional banking activities of gathering deposits and extending loans,
•	Equity and other investments and activities whose economic values are directly impacted by market factors, and
•	Fixed income securities, derivatives and foreign exchange activities, as a result of customer activities and securities underwriting.

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

The PNC Financial Services Group, Inc. – Form 10-Q    45

Sensitivity results and market interest rate benchmarks for the first quarters of 2015 and 2014 follow:

Table 44: Interest Sensitivity Analysis

	First Quarter 2015	First Quarter 2014
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	2.1%	2.1%
100 basis point decrease	(1.2)%	(.8)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	6.2%	6.9%
100 basis point decrease	(6.0)%	(4.5)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(6.2)	(2.2)
Key Period-End Interest Rates
One-month LIBOR	.18%	.15%
Three-year swap	1.11%	.99%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 45 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 45: Net Interest Income Sensitivity to Alternative Rate Scenarios (First Quarter 2015)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	1.7%	1.1%	(1.3)%
Second year sensitivity	5.8%	3.3%	(5.5)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 44 and 45 above. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates. We also consider forward projections of purchase accounting accretion when forecasting net interest income.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Table 46: Alternate Interest Rate Scenarios: One Year Forward

The first quarter 2015 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During the first three months of 2015, our 95% VaR ranged between $1.5 million and $3.1 million, averaging $2.2 million. During the first three months of 2014, our 95% VaR ranged between $3.1 million and $3.9 million, averaging $3.5 million.

46    The PNC Financial Services Group, Inc. – Form 10-Q

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Our customer-related trading activity includes customer revenue and intraday hedging which helps to reduce losses, and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There were two instances during the first three months of 2015 where actual losses exceeded the prior day VaR measure under our diversified VaR measure. In comparison, there were no such instances during the first three months of 2014. We use a 500 day look back period for backtesting and include customer-related revenue.

The following graph shows a comparison of enterprise-wide gains and losses against prior day diversified VaR for the period indicated.

Table 47: Enterprise-Wide Gains/Losses Versus Value-at-Risk

Customer-related trading revenue increased to $49 million for the first quarter of 2015 compared with $40 million for the first quarter of 2014. The increase was primarily attributable to improved derivative client sales and market interest rate changes impacting credit valuations for customer related derivatives activities, which were partially offset by reduced foreign exchange results.

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

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is an estimate of the potential value depreciation over a one year horizon commensurate with solvency expectations of an institution rated single-A by the credit rating agencies. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. See Note 7 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and Note 7 Fair Value in Item 8 of our 2014 Form 10-K for additional information.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 48: Equity Investments Summary

In millions	March 31 2015	December 31 2014
BlackRock	$6,261	$6,265
Tax credit investments	2,445	2,616
Private equity	1,585	1,615
Visa	77	77
Other	155	155
Total	$10,523	$10,728

BlackRock

PNC owned approximately 35 million common stock equivalent shares of BlackRock equity at March 31, 2015, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are direct tax credit investments and equity investments held by consolidated partnerships which totaled $2.4 billion at March 31, 2015 and $2.6 billion at December 31, 2014. These equity investment balances include unfunded commitments totaling $706 million and $717 million at March 31, 2015 and December 31, 2014, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    47

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report has further information on Tax Credit Investments.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.6 billion at both March 31, 2015 and December 31, 2014. As of March 31, 2015, $1.2 billion was invested directly in a variety of companies and $.4 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $183 million as of March 31, 2015. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors included in our 2014 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and sponsorship of private funds covered by the Volcker Rule.

Our unfunded commitments related to private equity totaled $147 million at March 31, 2015 compared with $140 million at December 31, 2014.

Visa

At March 31, 2015, our investment in Visa Class B common shares totaled approximately 7 million shares and had a carrying value of $77 million. Based on the March 31, 2015 closing price of $65.41 for the Visa Class A common shares, the fair value of our total investment was approximately $740 million at the current conversion rate. The Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation.

Our 2014 Form 10-K includes information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, the status of pending interchange litigation, the sales of portions of our Visa Class B common shares and the related swap agreements with the purchaser.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At both March 31, 2015 and December 31, 2014, other investments totaled $155 million. Net gains related to these investments were not significant for the first three months of 2015 and 2014.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments at March 31, 2015 and December 31, 2014 were not significant.

Financial Derivatives

We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage exposure to market and credit risk inherent in our business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate swaps, interest rate caps and floors, swaptions, options, forwards and futures contracts are the primary instruments we use for interest rate risk management. We also enter into derivatives with customers to facilitate their risk management activities.

Financial derivatives involve, to varying degrees, market and credit risk. For interest rate swaps, options and futures contracts, only periodic cash payments and, with respect to options, premiums are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments.

Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 7 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K and in Note 7 Fair Value and Note 11 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report, which is incorporated here by reference.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

48    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at March 31, 2015 and December 31, 2014.

Table 49: Financial Derivatives Summary

	March 31, 2015		December 31, 2014
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$49,475	$1,333	$49,061	$1,075
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$89,210	$431	$76,102	$409
Total derivatives used for commercial mortgage banking activities	25,375	35	26,290	26
Total derivatives used for customer-related activities	187,838	126	183,474	122
Total derivatives used for other risk management activities	4,778	(416)	5,390	(425)
Total derivatives not designated as hedging instruments	$307,201	$176	$291,256	$132
Total Derivatives	$356,676	$1,509	$340,317	$1,207

(a)	Represents the net fair value of assets and liabilities.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2015, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) were effective as of March 31, 2015, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Basel III Total capital ratio – Total capital divided by period-end risk-weighted assets (as applicable).

Basis point – One hundredth of a percentage point.

Carrying value of purchased impaired loans – The net value on the balance sheet which represents the recorded investment less any valuation allowance.

The PNC Financial Services Group, Inc. – Form 10-Q    49

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

50    The PNC Financial Services Group, Inc. – Form 10-Q

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

Loss given default (LGD) – An estimate of loss, net of recovery based on collateral type, collateral value, loan exposure, and other factors. Each loan has its own LGD. The LGD risk rating measures the percentage of exposure of a specific credit obligation that we expect to lose if default occurs. LGD is net of recovery, through any means, including but not limited to the liquidation of collateral or deficiency judgments rendered from foreclosure or bankruptcy proceedings.

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

Notional amount – A number of currency units, shares, or other units specified in a derivative contract.

The PNC Financial Services Group, Inc. – Form 10-Q    51

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

Other real estate owned (OREO) and foreclosed assets – Assets taken in settlement of troubled loans primarily through deed-in-lieu of foreclosure or foreclosure. Foreclosed assets include real and personal property, equity interests in corporations, partnerships, and limited liability companies. Excludes certain assets that have a government-guarantee which are classified as other receivables.

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

52    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    53

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

Our forward-looking statements are subject to the following principal risks and uncertainties.

•	Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:
–	Changes in interest rates and valuations in debt, equity and other financial markets.
–	Disruptions in the U.S. and global financial markets.
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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the U.S. economic expansion will speed up to an above trend growth rate near 3.2 percent in 2015, boosted by lower oil/energy prices, and that short-term interest rates and bond yields will rise only slowly in the latter half of 2015. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

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

54    The PNC Financial Services Group, Inc. – Form 10-Q

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

We provide greater detail regarding these as well as other factors in our 2014 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in such reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    55

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except per share data Unaudited	Three months ended March 31
	2015	2014
Interest Income
Loans	$1,802	$1,899
Investment securities	406	427
Other	111	84
Total interest income	2,319	2,410
Interest Expense
Deposits	92	78
Borrowed funds	155	137
Total interest expense	247	215
Net interest income	2,072	2,195
Noninterest Income
Asset management	376	364
Consumer services	311	290
Corporate services	344	301
Residential mortgage	164	161
Service charges on deposits	153	147
Net gains on sales of securities	42	10
Other-than-temporary impairments	(2)	(2)
Less: Noncredit portion of other-than-temporary impairments (a)	(1)	–
Net other-than-temporary impairments	(1)	(2)
Other	270	311
Total noninterest income	1,659	1,582
Total revenue	3,731	3,777
Provision For Credit Losses	54	94
Noninterest Expense
Personnel	1,157	1,080
Occupancy	216	218
Equipment	222	201
Marketing	62	52
Other	692	713
Total noninterest expense	2,349	2,264
Income before income taxes and noncontrolling interests	1,328	1,419
Income taxes	324	359
Net income	1,004	1,060
Less: Net income (loss) attributable to noncontrolling interests	1	(2)
Preferred stock dividends and discount accretion and redemptions	70	70
Net income attributable to common shareholders	$933	$992
Earnings Per Common Share
Basic	$1.79	$1.86
Diluted	1.75	1.82
Average Common Shares Outstanding
Basic	521	532
Diluted	529	539
(a)	Included in accumulated other comprehensive income (loss). The amount for the first quarter of 2014 was less than $.5 million.

See accompanying Notes To Consolidated Financial Statements.

56    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions Unaudited	Three months ended March 31
	2015	2014
Net income	$1,004	$1,060
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	74	189
Net unrealized gains (losses) on OTTI securities	3	66
Net unrealized gains (losses) on cash flow hedge derivatives	239	(5)
Pension and other postretirement benefit plan adjustments	60	82
Other	(27)	11
Other comprehensive income (loss), before tax and net of reclassifications into Net income	349	343
Income tax benefit (expense) related to items of other comprehensive income	(149)	(123)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	200	220
Comprehensive income	1,204	1,280
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	(2)
Comprehensive income attributable to PNC	$1,203	$1,282

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    57

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except par value	March 31 2015	December 31 2014
Assets
Cash and due from banks (includes $6 and $6 for VIEs) (a)	$4,151	$4,360
Federal funds sold and resale agreements (includes $151 and $155 measured at fair value) (b)	1,893	1,852
Trading securities	2,151	2,353
Interest-earning deposits with banks (includes $6 and $6 for VIEs) (a)	31,198	31,779
Loans held for sale (includes $2,207 and $2,154 measured at fair value) (b)	2,423	2,262
Investment securities	60,768	55,823
Loans (includes $1,486 and $1,606 for VIEs) (a) (includes $1,001 and $1,034 measured at fair value) (b)	204,722	204,817
Allowance for loan and lease losses (includes $(46) and $(50) for VIEs) (a)	(3,306)	(3,331)
Net loans	201,416	201,486
Goodwill	9,103	9,103
Mortgage servicing rights	1,333	1,351
Other intangible assets	463	493
Equity investments (includes $334 and $492 for VIEs) (a)	10,523	10,728
Other (includes $434 and $483 for VIEs) (a) (includes $418 and $412 measured at fair value) (b)	25,538	23,482
Total assets	$350,960	$345,072
Liabilities
Deposits
Noninterest-bearing	$74,944	$73,479
Interest-bearing	161,559	158,755
Total deposits	236,503	232,234
Borrowed funds
Federal funds purchased and repurchase agreements	2,202	3,510
Federal Home Loan Bank borrowings	21,224	20,005
Bank notes and senior debt	16,205	15,750
Subordinated debt	9,228	9,151
Commercial paper	4,399	4,995
Other (includes $341 and $347 for VIEs) (a) (includes $238 and $273 measured at fair value) (b)	3,571	3,357
Total borrowed funds	56,829	56,768
Allowance for unfunded loan commitments and letters of credit	234	259
Accrued expenses (includes $69 and $70 for VIEs) (a)	5,039	5,187
Other (includes $142 and $206 for VIEs) (a)	5,917	4,550
Total liabilities	304,522	298,998
Equity
Preferred stock (c)
Common stock ($5 par value, authorized 800 shares, issued 541 shares)	2,706	2,705
Capital surplus – preferred stock	3,948	3,946
Capital surplus – common stock and other	12,561	12,627
Retained earnings	26,882	26,200
Accumulated other comprehensive income	703	503
Common stock held in treasury at cost: 21 and 18 shares	(1,775)	(1,430)
Total shareholders’ equity	45,025	44,551
Noncontrolling interests	1,413	1,523
Total equity	46,438	46,074
Total liabilities and equity	$350,960	$345,072
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which we have elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

58    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended March 31
In millions	2015	2014
Operating Activities
Net income	$1,004	$1,060
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	54	94
Depreciation and amortization	252	236
Deferred income taxes	40	17
Net gains on sales of securities	(42)	(10)
Net other-than-temporary impairments	1	2
Changes in fair value of mortgage servicing rights	143	125
Gain on sales of Visa Class B common shares		(62)
Undistributed earnings of BlackRock	(96)	(101)
Excess tax benefits from share-based payment arrangements	(18)	(16)
Net change in
Trading securities and other short-term investments	(229)	616
Loans held for sale	(268)	(12)
Other assets	(1,449)	(356)
Accrued expenses and other liabilities	1,044	356
Other	(194)	(29)
Net cash provided (used) by operating activities	242	1,920
Investing Activities
Sales
Securities available for sale	1,787	1,347
Loans	389	697
Repayments/maturities
Securities available for sale	1,762	1,654
Securities held to maturity	486	520
Purchases
Securities available for sale	(6,170)	(1,690)
Securities held to maturity	(2,000)
Loans	(242)	(216)
Net change in
Federal funds sold and resale agreements	(41)	842
Interest-earning deposits with banks	581	(2,741)
Loans	(173)	(3,318)
Other	(265)	(80)
Net cash provided (used) by investing activities	(3,886)	(2,985)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    59

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

Unaudited	Three months ended March 31
In millions	2015	2014
Financing Activities
Net change in
Noninterest-bearing deposits	$1,488	$(254)
Interest-bearing deposits	2,804	1,694
Federal funds purchased and repurchase agreements	(1,308)	(1,055)
Commercial paper	(109)	(19)
Other borrowed funds	1,104	(626)
Sales/issuances
Federal Home Loan Bank borrowings	1,250	4,000
Bank notes and senior debt	1,743	1,743
Commercial paper	1,322	3,152
Other borrowed funds	549	335
Common and treasury stock	60	126
Repayments/maturities
Federal Home Loan Bank borrowings	(31)	(3,001)
Bank notes and senior debt	(1,397)	(495)
Subordinated debt	14	16
Commercial paper	(1,809)	(3,207)
Other borrowed funds	(1,481)	(336)
Excess tax benefits from share-based payment arrangements	18	16
Acquisition of treasury stock	(463)	(41)
Preferred stock cash dividends paid	(68)	(68)
Common stock cash dividends paid	(251)	(235)
Net cash provided (used) by financing activities	3,435	1,745
Net Increase (Decrease) In Cash And Due From Banks	(209)	680
Cash and due from banks at beginning of period	4,360	4,043
Cash and due from banks at end of period	$4,151	$4,723
Supplemental Disclosures
Interest paid	$251	$205
Income taxes paid	28	20
Income taxes refunded	1	1
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	(7)	70
Transfer from loans to foreclosed assets	103	161

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

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2015 presentation, which did not have a material impact on our consolidated financial condition or results of operations. Additionally, we evaluate the materiality of identified errors in the financial statements using both an income statement and a balance sheet approach, based on relevant quantitative and qualitative factors. The consolidated financial statements include certain adjustments to correct immaterial errors related to previously reported periods. In addition, as disclosed in certain Notes to the Consolidated Financial Statements, we made adjustments to previously reported periods for immaterial errors.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2014 Annual Report on Form 10-K. Reference is made to Note 1 Accounting Policies in the 2014 Form 10-K for a detailed description of significant accounting policies. Included herein are policies that are required to be disclosed on an interim basis as well as policies where there has been a significant change within the first three months of 2015. These interim consolidated financial statements serve to update the 2014 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

Nonperforming Loans and Leases

The matrix below summarizes PNC’s policies for classifying certain loans as nonperforming loans and/or discontinuing the accrual of loan interest income.

Commercial loans
Loans Classified as Nonperforming and Accounted for as Nonaccrual	• Loans that are 90 days or more past due.
• Loans rated substandard or worse due to the determination that full collection of principal and interest is not probable as demonstrated by the following conditions:
– The collection of principal or interest is 90 days or more past due unless the asset is well-secured and/or in the process of collection;
– Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, according to the terms of the credit arrangement, regardless of whether 90 days have passed or not;
– The borrower has filed or will likely file for bankruptcy;
– The bank advances additional funds to cover principal or interest;
– We are in the process of liquidating a commercial borrower; or
– We are pursuing remedies under a guarantee.
Loans Excluded from Nonperforming Classification but Accounted for as Nonaccrual	• Loans accounted for under the fair value option when we determine that full collection of principal and interest is not probable.
• Loans accounted for at the lower of cost or market less costs to sell (Held for Sale) when we determine that full collection of principal and interest is not probable.
Loans Excluded from Nonperforming Classification and Nonaccrual Accounting	• Purchased impaired loans because interest income is accreted through the accounting model.
• Loans that are well secured and in the process of collection.

Consumer loans
Loans Classified as Nonperforming and Accounted for as Nonaccrual	• Loans accounted for at amortized cost where full collection of contractual principal and interest is not deemed probable as demonstrated in the policies below:
– The loan is 90 days past due for home equity and installment loans, and 180 days past due for well secured residential real estate loans;
– The loan has been modified and classified as a troubled debt restructuring (TDR);
– Notification of bankruptcy has been received and the loan is 30 days or more past due;
– The bank holds a subordinate lien position in the loan and the first lien loan is seriously stressed (i.e., 90 days or more past due);
– Other loans within the same borrower relationship have been placed on nonaccrual or charge-offs have been taken on them;
– The bank has repossessed non-real estate collateral securing the loan; or
– The bank has charged-off the loan to the value of the collateral.
Loans Excluded from Nonperforming Classification but Accounted for as Nonaccrual	• Loans accounted for under the fair value option when we determine that full collection of principal and interest is not probable.
• Loans accounted for at the lower of cost or market less costs to sell (Held for Sale) when we determine that full collection of principal and interest is not probable.
Loans Excluded from Nonperforming Classification and Nonaccrual Accounting	• Purchased impaired loans because interest income is accreted through the accounting model.
• Certain government insured loans where substantially all principal and interest is insured.
• Residential real estate loans that are well secured and in the process of collection.
• Unsecured consumer loans and lines of credit as permitted by regulatory guidance.

See Note 3 Asset Quality in this Report for additional detail on nonperforming assets and asset quality indicators for commercial and consumer loans.

62    The PNC Financial Services Group, Inc. – Form 10-Q

Commercial Loans

We generally charge off Commercial Lending (Commercial, Commercial Real Estate, and Equipment Lease Financing) nonperforming loans when we determine that a specific loan, or portion thereof, is uncollectible. This determination is based on the specific facts and circumstances of the individual loans. In making this determination, we consider the viability of the business or project as a going concern, the past due status when the asset is not well-secured, the expected cash flows to repay the loan, the value of the collateral, and the ability and willingness of any guarantors to perform.

Additionally, in general, for smaller dollar commercial loans of $1 million or less, a partial or full charge-off occurs at 120 days past due for term loans and 180 days past due for revolvers. Certain small business credit card balances that are placed on nonaccrual status when they become 90 days or more past due are charged-off at 180 days past due.

Consumer Loans

Home equity installment loans, home equity lines of credit, and residential real estate loans that are not well-secured and in the process of collection are charged-off at no later than 180 days past due. At that time, the basis in the loan is reduced to the fair value of the collateral less costs to sell. In addition to this policy, the bank recognizes a charge-off on a secured consumer loan when:

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

For loans that continue to meet any of the above policies, collateral values are updated annually and subsequent declines in collateral values are charged-off resulting in incremental provision for credit loss.

Accounting for Nonperforming Loans and Leases and Other Nonaccrual Loans

For accrual loans, interest income is accrued on a monthly basis and certain fees and costs are deferred upon origination and recognized in income over the term of the loan utilizing an effective yield method. For nonaccrual loans, interest income accrual and deferred fee/cost amortization is discontinued. Additionally, the current year accrued and uncollected interest is reversed through Net interest income and prior year accrued and uncollected interest is charged-off. Nonaccrual loans may also be charged-off to reduce the basis to the fair value of collateral less costs to sell.

If payment is received on a nonaccrual loan, generally the payment is first applied to the recorded investment; payments are then applied to recover any charged-off amounts related to the loan. Finally, if both recorded investment and any charge-offs have been recovered, then the payment will be recorded as fee and interest income.

For TDRs, payments are applied based upon their contractual terms unless the related loan is deemed non-performing. TDRs are generally included in nonperforming and nonaccrual loans until returned to performing/accruing status through performance under restructured terms and other performance indicators for a reasonable period of time demonstrating that the bank expects to collect all of the loan’s remaining contractual principal and interest. TDRs resulting from 1) borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and 2) borrowers that are not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

Other nonaccrual loans are generally not returned to accrual status until the borrower has performed in accordance with the contractual terms and other performance indicators for at least six months, the period of time which was determined to demonstrate the expected collection of the loan’s remaining contractual principal and interest. When a nonperforming loan is returned to accrual status, it is then considered a performing loan.

See Note 3 Asset Quality and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in this Report and in our 2014 Form 10-K for additional TDR information.

Allowance for Loan and Lease Losses

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolios as of the balance sheet date. Our determination of the allowance is based on periodic evaluations of these loan and lease portfolios and other relevant factors. This critical estimate includes significant use of PNC’s own historical data and complex methods to interpret this data. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change, and include, among others:

•	Probability of default (PD),
•	Loss given default (LGD),

The PNC Financial Services Group, Inc. – Form 10-Q    63

•	Outstanding balance of the loan,
•	Movement through delinquency stages,
•	Amounts and timing of expected future cash flows,
•	Value of collateral, which may be obtained from third parties, and
•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

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

Commercial Lending Quantitative Component

The estimates of the quantitative component of ALLL for incurred losses within the commercial lending portfolio segment are determined through statistical loss modeling utilizing PD, LGD and outstanding balance of the loan. Based upon loan risk ratings, we assign PDs and LGDs. Each of these statistical parameters is determined based on internal historical data and market data. PD is influenced by such factors as liquidity, industry, obligor financial structure, access to capital and cash flow. LGD is influenced by collateral type, original and/or updated loan-to-value ratio (LTV), facility structure and other factors.

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

64    The PNC Financial Services Group, Inc. – Form 10-Q

Cash flows expected to be collected represent management’s best estimate of the cash flows expected over the life of a loan (or pool of loans). For large balance commercial loans, cash flows are separately estimated at the loan level. For smaller balance pooled loans, pool cash flows are estimated using cash flow models. Pools were defined at acquisition based on the risk characteristics of the loan. Our cash flow models use loan data including, but not limited to, contractual loan balance, delinquency status of the loan, updated borrower FICO credit scores, geographic information, historical loss experience, and updated LTVs, as well as best estimates for changes in unemployment rates, home prices and other economic factors, to determine estimated cash flows.

See Note 4 Purchased Loans and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional loan data and application of the policies disclosed herein.

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

See Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional loan data and application of the policies disclosed herein.

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

Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. See Note 12 Earnings Per Share for additional information.

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). This ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure when a) the loan has a government guarantee that is not separable from the loan before foreclosure; b) the creditor has the intent to convey the real estate to the guarantor and make a claim on the guarantee and the creditor has the ability to recover under that claim at the time of foreclosure; and c) any amount of the claim that is determined upon the basis of the real estate is fixed at the time of foreclosure. The receivable should be measured based on the loan balance (inclusive of principal and interest) that is expected to be recovered from the guarantor. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU may be adopted using either a prospective or modified retrospective transition method consistent with the method elected to adopt ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. We adopted this guidance as of January 1, 2015. Adoption of this ASU did not have a material effect on our results of operations or financial position.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU impacts the accounting for repurchase-to-maturity transactions and transfers executed contemporaneously with a repurchase

The PNC Financial Services Group, Inc. – Form 10-Q    65

agreement with the same counterparty (i.e., a repurchase financing) by requiring secured borrowing accounting. We adopted this accounting as of January 1, 2015 and will adopt the disclosure requirements in the second quarter of 2015. Adoption of this ASU did not have a material effect on our results of operations or financial position.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure is considered to have occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. We adopted this guidance as of January 1, 2015. Adoption of this ASU did not have a material effect on our results of operations or financial position.

NOTE 2 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2014 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

The following table provides certain financial information and cash flows associated with PNC’s loan sale and servicing activities:

Table 50: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – March 31, 2015
Servicing portfolio (c)	$112,932	$190,394	$3,686
Carrying value of servicing assets (d)	839	494
Servicing advances (e)	510	292	7
Repurchase and recourse obligations (f)	106	38	28
Carrying value of mortgage-backed securities held (g)	5,188	1,134
FINANCIAL INFORMATION – December 31, 2014
Servicing portfolio (c)	$108,010	$186,032	$3,833
Carrying value of servicing assets (d)	845	506
Servicing advances (e)	501	299	31
Repurchase and recourse obligations (f)	107	35	29
Carrying value of mortgage-backed securities held (g)	3,365	1,269
CASH FLOWS – Three months ended March 31, 2015
Sales of loans (h)	$1,940	$1,020
Repurchases of previously transferred loans (i)	169		$2
Servicing fees (j)	83	32	4
Servicing advances recovered/(funded), net	(9)	7	24
Cash flows on mortgage-backed securities held (g)	240	60
CASH FLOWS – Three months ended March 31, 2014
Sales of loans (h)	$2,095	$439
Repurchases of previously transferred loans (i)	209		$6
Servicing fees (j)	87	41	5
Servicing advances recovered/(funded), net	30	32	3
Cash flows on mortgage-backed securities held (g)	232	144
(a)	Represents financial information and cash flows associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged.

66    The PNC Financial Services Group, Inc. – Form 10-Q

(c)	For our continuing involvement with residential mortgages, this amount represents the outstanding balance of loans we service, including loans transferred by us and loans originated by others where we have purchased the associated servicing rights. For home equity loan/line of credit transfers, this amount represents the outstanding balance of loans transferred and serviced. For commercial mortgages, this amount represents our overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 7 Fair Value and Note 8 Goodwill and Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.
(f)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 16 Commitments and Guarantees for further information.
(g)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(h)	Gains/losses recognized on sales of loans were insignificant for the periods presented.
(i)	Includes government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.
(j)	Includes contractually specified servicing fees, late charges and ancillary fees.

The table below presents information about the principal balances of transferred loans that we service and are not recorded on our balance sheet.

Table 51: Principal Balance, Delinquent Loans, and Net Charge-offs Related to Serviced Loans

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
March 31, 2015
Total principal balance	$77,476	$59,289	$3,686
Delinquent loans (c)	2,435	747	1,249
December 31, 2014
Total principal balance	$79,108	$60,873	$3,833
Delinquent loans (c)	2,657	707	1,303
Three months ended March 31, 2015
Net charge-offs (d)	$32	$107	$7
Three months ended March 31, 2014
Net charge-offs (d)	$41	$355	$17
(a)	Represents information at the securitization level in which PNC has sold loans and is the servicer for the securitization.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged.
(c)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(d)	Net charge-offs for Residential mortgages and Home equity loans/lines represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for CMBS securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

Variable Interest Entities (VIEs)

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2014 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of March 31, 2015 and December 31, 2014, respectively. We have not provided additional financial support to these entities which we are not contractually required to provide.

The PNC Financial Services Group, Inc. – Form 10-Q    67

Table 52: Consolidated VIEs – Carrying Value (a) (b)

March 31, 2015 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$6	$6
Interest-earning deposits with banks		6	6
Investment securities
Loans	$1,486		1,486
Allowance for loan and lease losses	(46)		(46)
Equity investments		334	334
Other assets	6	428	434
Total assets	$1,446	$774	$2,220
Liabilities
Other borrowed funds	$160	$181	$341
Accrued expenses		69	69
Other liabilities		142	142
Total liabilities	$160	$392	$552

December 31, 2014 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$6	$6
Interest-earning deposits with banks		6	6
Investment securities
Loans	$1,606		1,606
Allowance for loan and lease losses	(50)		(50)
Equity investments		492	492
Other assets	31	452	483
Total assets	$1,587	$956	$2,543
Liabilities
Commercial paper
Other borrowed funds	$166	$181	$347
Accrued expenses		70	70
Other liabilities		206	206
Total liabilities	$166	$457	$623
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.

Table 53: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
March 31, 2015
Commercial Mortgage-Backed Securitizations (b)	$50,756	$50,756	$1,390	$1,390	(d)	$1	(f)
Residential Mortgage-Backed Securitizations (b)	225,877	225,877	5,217	5,217	(d)	1	(f)
Tax Credit Investments and Other (c)	7,631	2,982	2,275	2,315	(e)	792	(g)
Total	$284,264	$279,615	$8,882	$8,922		$794

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
December 31, 2014
Commercial Mortgage-Backed Securitizations (b)	$53,436	$53,436	$1,550	$1,550	(d)	$1	(f)
Residential Mortgage-Backed Securitizations (b)	62,236	62,236	3,385	3,385	(d)	4	(f)
Tax Credit Investments and Other (c)	7,493	2,933	2,270	2,304	(e)	777	(g)
Total	$123,165	$118,605	$7,205	$7,239		$782

68    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable). Our total exposure related to our involvement in loan sale and servicing activities is disclosed in Table 50. Additionally, we also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 6 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information.
(c)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships and certain LLCs engaged in solar power generation to which PNC provides lease financing. The aggregate assets and aggregate liabilities of LLCs engaged in solar power generation may not be reflective of the size of these VIEs due to differences in classification of leases by these entities.
(d)	Included in Trading securities, Investment securities, Other intangible assets and Other assets on our Consolidated Balance Sheet.
(e)	Included in Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(f)	Included in Other liabilities on our Consolidated Balance Sheet.
(g)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

Our involvement with VIEs is discussed in further detail in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2014 Form 10-K.

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
Nonperforming assets include nonperforming loans and leases, OREO and foreclosed assets, and nonperforming TDRs. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans as these loans are accounted for at fair value. Accordingly, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. Purchased impaired loans are excluded from nonperforming loans as we are currently accreting interest income over the expected life of the loans. See Note 4 Purchased Loans for further information.

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The PNC Financial Services Group, Inc. – Form 10-Q    69

The following tables display the delinquency status of our loans and our nonperforming assets at March 31, 2015 and December 31, 2014, respectively.

Table 54: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d) (e)
March 31, 2015
Commercial Lending
Commercial	$97,182	$73	$20	$35	$128	$280		$60	$97,650
Commercial real estate	23,999	24	23		47	293		216	24,555
Equipment lease financing	7,452	16			16	2			7,470
Total commercial lending	128,633	113	43	35	191	575		276	129,675
Consumer Lending
Home equity	30,955	61	30		91	1,101		1,918	34,065
Residential real estate (f)	10,227	142	53	660	855	665	$261	2,481	14,489
Credit card	4,357	25	17	32	74	3			4,434
Other consumer (g)	21,459	178	100	261	539	61			22,059
Total consumer lending	66,998	406	200	953	1,559	1,830	261	4,399	75,047
Total	$195,631	$519	$243	$988	$1,750	$2,405	$261	$4,675	$204,722
Percentage of total loans	95.56%	.25%	.12%	.48%	.85%	1.17%	.13%	2.29%	100.00%
December 31, 2014
Commercial Lending
Commercial	$96,922	$73	$24	$37	$134	$290		$74	$97,420
Commercial real estate	22,667	23	2		25	334		236	23,262
Equipment lease financing	7,672	11	1		12	2			7,686
Total commercial lending	127,261	107	27	37	171	626		310	128,368
Consumer Lending
Home equity	31,474	70	32		102	1,112		1,989	34,677
Residential real estate (f)	9,900	163	68	742	973	706	$269	2,559	14,407
Credit card	4,528	28	20	33	81	3			4,612
Other consumer (g)	22,071	214	112	293	619	63			22,753
Total consumer lending	67,973	475	232	1,068	1,775	1,884	269	4,548	76,449
Total	$195,234	$582	$259	$1,105	$1,946	$2,510	$269	$4,858	$204,817
Percentage of total loans	95.32%	.28%	.13%	.54%	.95%	1.23%	.13%	2.37%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.6 billion and $1.7 billion at March 31, 2015 and December 31, 2014, respectively.
(e)	Future accretable yield related to purchased impaired loans is not included in the analysis of loan portfolio.
(f)	Past due loan amounts at March 31, 2015 include government insured or guaranteed Residential real estate mortgages totaling $70 million for 30 to 59 days past due, $35 million for 60 to 89 days past due and $634 million for 90 days or more past due. Past due loan amounts at December 31, 2014 include government insured or guaranteed Residential real estate mortgages totaling $68 million for 30 to 59 days past due, $43 million for 60 to 89 days past due and $719 million for 90 days or more past due.
(g)	Past due loan amounts at March 31, 2015 include government insured or guaranteed Other consumer loans totaling $126 million for 30 to 59 days past due, $82 million for 60 to 89 days past due and $244 million for 90 days or more past due. Past due loan amounts at December 31, 2014 include government insured or guaranteed Other consumer loans totaling $152 million for 30 to 59 days past due, $93 million for 60 to 89 days past due and $277 million for 90 days or more past due.

At March 31, 2015, we pledged $19.7 billion of commercial loans to the Federal Reserve Bank (FRB) and $54.0 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2014 were $19.2 billion and $52.8 billion, respectively.

70    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 55: Nonperforming Assets

Dollars in millions	March 31 2015	December 31 2014
Nonperforming loans
Commercial lending
Commercial	$280	$290
Commercial real estate	293	334
Equipment lease financing	2	2
Total commercial lending	575	626
Consumer lending (a)
Home equity	1,101	1,112
Residential real estate	665	706
Credit card	3	3
Other consumer	61	63
Total consumer lending	1,830	1,884
Total nonperforming loans (b) (c)	2,405	2,510
OREO and foreclosed assets
Other real estate owned (OREO)	331	351
Foreclosed and other assets	18	19
Total OREO and foreclosed assets	349	370
Total nonperforming assets	$2,754	$2,880
Nonperforming loans to total loans	1.17%	1.23%
Nonperforming assets to total loans, OREO and foreclosed assets	1.34	1.40
Nonperforming assets to total assets	.78	.83
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.7 billion and $.8 billion at March 31, 2015 and December 31, 2014, respectively, both of which included $.5 billion of loans that are government insured/guaranteed.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of Note 3 in our 2014 Form 10-K for additional information. For the three months ended March 31, 2015, $232 million of Consumer loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the three months ended March 31, 2014 was $302 million.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.3 billion at March 31, 2015 and $1.4 billion at December 31, 2014. TDRs that are performing, including all credit card TDR loans, totaled $1.2 billion at March 31, 2015 and December 31, 2014 and are excluded from nonperforming loans. These performing TDR loans, excluding credit cards which are not placed on nonaccrual status as permitted by regulatory guidance, have demonstrated a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

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

The PNC Financial Services Group, Inc. – Form 10-Q    71

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

See Note 4 Purchased Loans for additional information.

72    The PNC Financial Services Group, Inc. – Form 10-Q

Table 56: Commercial Lending Asset Quality Indicators (a)(b)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
March 31, 2015
Commercial	$92,972	$1,968	$2,601	$49	$97,590
Commercial real estate	23,405	276	631	27	24,339
Equipment lease financing	7,321	59	88	2	7,470
Purchased impaired loans		5	244	27	276
Total commercial lending	$123,698	$2,308	$3,564	$105	$129,675
December 31, 2014
Commercial	$92,884	$1,984	$2,424	$55	$97,347
Commercial real estate	22,066	285	639	35	23,025
Equipment lease financing	7,518	73	93	2	7,686
Purchased impaired loans		4	280	26	310
Total commercial lending	$122,468	$2,346	$3,436	$118	$128,368
(a)	Based upon PDs and LGDs. We apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in the above table.
(b)	Loans are included above based on the Regulatory Classification definitions of “Pass”, “Special Mention”, “Substandard” and “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.

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

The PNC Financial Services Group, Inc. – Form 10-Q    73

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

See Note 4 Purchased Loans for additional information.

Table 57: Home Equity and Residential Real Estate Balances

In millions	March 31 2015	December 31 2014
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$43,049	$43,348
Home equity and residential real estate loans – purchased impaired loans (b)	4,343	4,541
Government insured or guaranteed residential real estate mortgages (a)	1,106	1,188
Difference between outstanding balance and recorded investment in purchased impaired loans (c)	56	7
Total home equity and residential real estate loans (a)	$48,554	$49,084
(a)	Represents recorded investment.
(b)	Represents outstanding balance.
(c)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting.

Table 58: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate	Total
March 31, 2015 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$324	$1,258	$345	$1,927
Less than or equal to 660 (d) (e)	56	251	98	405
Missing FICO	1	8	9	18
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	840	2,084	762	3,686
Less than or equal to 660 (d) (e)	123	371	149	643
Missing FICO	2	5	9	16
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	894	1,679	742	3,315
Less than or equal to 660	108	261	103	472
Missing FICO	1	3	7	11
Less than 90% and updated FICO scores:
Greater than 660	13,857	7,661	7,983	29,501
Less than or equal to 660	1,341	977	593	2,911
Missing FICO	23	14	107	144
Total home equity and residential real estate loans	$17,570	$14,572	$10,907	$43,049

74    The PNC Financial Services Group, Inc. – Form 10-Q

	Home Equity		Residential Real Estate	Total
December 31, 2014 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$333	$1,399	$360	$2,092
Less than or equal to 660 (d) (e)	57	273	92	422
Missing FICO	1	9	8	18
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	839	2,190	772	3,801
Less than or equal to 660 (d) (e)	118	383	153	654
Missing FICO	1	5	12	18
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	891	1,703	755	3,349
Less than or equal to 660	103	271	118	492
Missing FICO	2	3	5	10
Less than 90% and updated FICO scores:
Greater than 660	13,878	7,874	7,703	29,455
Less than or equal to 660	1,319	995	573	2,887
Missing FICO	27	14	109	150
Total home equity and residential real estate loans	$17,569	$15,119	$10,660	$43,348
(a)	Excludes purchased impaired loans of approximately $4.3 billion and $4.5 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $1.1 billion and $1.2 billion, and loans held for sale at March 31, 2015 and December 31, 2014, respectively. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
(c)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states had the highest percentage of higher risk loans at March 31, 2015: New Jersey 14%, Pennsylvania 12%, Illinois 12%, Ohio 12%, Florida 7%, Maryland 6%, Michigan 5%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 32% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2014: New Jersey 14%, Illinois 12%, Pennsylvania 12%, Ohio 12%, Florida 8%, Maryland 6%, Michigan 5%, and North Carolina 4%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 28% of the higher risk loans.

The PNC Financial Services Group, Inc. – Form 10-Q    75

Table 59: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
March 31, 2015 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$7	$223	$244	$474
Less than or equal to 660	9	117	138	264
Missing FICO		7	4	11
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	14	407	262	683
Less than or equal to 660	13	183	185	381
Missing FICO		10	5	15
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	12	200	167	379
Less than or equal to 660	9	95	119	223
Missing FICO		5	3	8
Less than 90% and updated FICO scores:
Greater than 660	107	330	621	1,058
Less than or equal to 660	104	191	505	800
Missing FICO	1	12	16	29
Missing LTV and updated FICO scores:
Greater than 660	1		12	13
Less than or equal to 660	4		1	5
Total home equity and residential real estate loans	$281	$1,780	$2,282	$4,343

	Home Equity (b) (c)		Residential Real Estate (b) (c)
December 31, 2014 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$8	$243	$276	$527
Less than or equal to 660	9	125	144	278
Missing FICO		8	6	14
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	15	426	272	713
Less than or equal to 660	12	194	200	406
Missing FICO		11	5	16
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	12	207	186	405
Less than or equal to 660	9	93	123	225
Missing FICO		5	3	8
Less than 90% and updated FICO scores:
Greater than 660	102	339	626	1,067
Less than or equal to 660	109	200	515	824
Missing FICO	1	12	15	28
Missing LTV and updated FICO scores:
Greater than 660	1		14	15
Less than or equal to 660	4		10	14
Missing FICO			1	1
Total home equity and residential real estate loans	$282	$1,863	$2,396	$4,541
(a)	Amounts shown represent outstanding balance. See Note 4 Purchased Loans for additional information.

76    The PNC Financial Services Group, Inc. – Form 10-Q

(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states had the highest percentage of purchased impaired loans at March 31, 2015: California 17%, Florida 15%, Illinois 11%, Ohio 8%, North Carolina 7%, and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 37% of the purchased impaired portfolio. The following states had the highest percentage of purchased impaired loans at December 31, 2014: California 17%, Florida 15%, Illinois 11%, Ohio 8%, North Carolina 7% and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 37% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

Credit Card and Other Consumer Loan Classes

Table 60: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
March 31, 2015
FICO score greater than 719	$2,563	58%	$9,069	64%
650 to 719	1,261	28	3,462	24
620 to 649	200	5	547	4
Less than 620	235	5	640	4
No FICO score available or required (c)	175	4	563	4
Total loans using FICO credit metric	4,434	100%	14,281	100%
Consumer loans using other internal credit metrics (b)			7,778
Total loan balance	$4,434		$22,059
Weighted-average updated FICO score (d)		731		743
December 31, 2014
FICO score greater than 719	$2,717	59%	$9,156	64%
650 to 719	1,288	28	3,459	24
620 to 649	203	4	528	4
Less than 620	239	5	619	4
No FICO score available or required (c)	165	4	557	4
Total loans using FICO credit metric	4,612	100%	14,319	100%
Consumer loans using other internal credit metrics (b)			8,434
Total loan balance	$4,612		$22,753
Weighted-average updated FICO score (d)		732		744
(a)	At March 31, 2015, we had $34 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the March 31, 2015 balance related to higher risk credit card loans was geographically distributed throughout the following areas: Ohio 17%, Pennsylvania 16%, Michigan 9%, Illinois 8%, New Jersey 7%, Florida 6%, Indiana 5%, and Kentucky 4%. All other states had less than 4% individually and make up the remainder of the balance. At December 31, 2014, we had $35 million of credit card loans that are higher risk. The majority of the December 31, 2014 balance related to higher risk credit card loans was geographically distributed throughout the following areas: Ohio 17%, Pennsylvania 16%, Michigan 9%, Illinois 7%, New Jersey 7%, Indiana 6%, Florida 6% and North Carolina 4%. All other states had less than 4% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

Troubled Debt Restructurings (TDRs)

See Note 3 Asset Quality in our 2014 Form 10-K for additional discussion on TDRs. We held specific reserves in the ALLL of $.3 billion and $.4 billion at March 31, 2015 and December 31, 2014, respectively, for the total TDR portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    77

Table 61: Summary of Troubled Debt Restructurings

In millions	March 31 2015	December 31 2014
Total consumer lending	$2,020	$2,041
Total commercial lending	510	542
Total TDRs	$2,530	$2,583
Nonperforming	$1,317	$1,370
Accruing (a)	1,089	1,083
Credit card	124	130
Total TDRs	$2,530	$2,583
(a)	Accruing TDR loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

Table 62 quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during the first three months of 2015 and 2014, respectively. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category result in reductions to future interest income. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

In some cases, there have been multiple concessions granted on one loan. This is most common within the commercial loan portfolio. When there have been multiple concessions granted in the commercial loan portfolio, the principal forgiveness concession was prioritized for purposes of determining the inclusion in Table 62. For example, if there is principal forgiveness in conjunction with lower interest rate and postponement of amortization, the type of concession will be reported as Principal Forgiveness. Second in priority would be rate reduction. For example, if there is an interest rate reduction in conjunction with postponement of amortization, the type of concession will be reported as a Rate Reduction. In the event that multiple concessions are granted on a consumer loan, concessions resulting from discharge from personal liability through Chapter 7 bankruptcy without formal affirmation of the loan obligations to PNC would be prioritized and included in the Other type of concession in the table below. After that, consumer loan concessions would follow the previously discussed priority of concessions for the commercial loan portfolio.

Table 62: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended March 31, 2015 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	30	$53	$1	$1	$49	$51
Commercial real estate	8	10		1	1	2
Total commercial lending	38	63	1	2	50	53
Consumer lending
Home equity	712	45		23	19	42
Residential real estate	70	8		5	4	9
Credit card	1,684	14		13		13
Other consumer	272	4		1	2	3
Total consumer lending	2,738	71		42	25	67
Total TDRs	2,776	$134	$1	$44	$75	$120

During the three months ended March 31, 2014 Dollars in millions
Commercial lending
Commercial	34	$41			$38	$38
Commercial real estate	23	41	$19		11	30
Total commercial lending	57	82	19		49	68
Consumer lending
Home equity	831	52		$20	27	47
Residential real estate	119	18		6	12	18
Credit card	1,972	16		16		16
Other consumer	265	4			3	3
Total consumer lending	3,187	90		42	42	84
Total TDRs	3,244	$172	$19	$42	$91	$152

78    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In Table 63, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that both (i) were classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2015 and January 1, 2014, respectively, and (ii) subsequently defaulted during these reporting periods.

Table 63: TDRs that were Modified in the Past Twelve Months which have Subsequently Defaulted

During the three months ended March 31, 2015 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	5	$1
Commercial real estate	7	8
Total commercial lending	12	9
Consumer lending
Home equity	66	4
Residential real estate	11	2
Credit card	908	7
Other consumer	37	1
Total consumer lending	1,022	14
Total TDRs	1,034	$23

During the three months ended March 31, 2014 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	10	$6
Commercial real estate	7	10
Total commercial lending	17	16
Consumer lending (a)
Home equity	116	7
Residential real estate	25	3
Credit card	1,157	9
Other consumer	45	1
Total consumer lending	1,343	20
Total TDRs	1,360	$36
(a)	In the second quarter of 2014, we corrected our Consumer lending subsequent default (excluding credit card) determination process by further refining the data. For the three months ended March 31, 2014, this correction removed 533 contracts for approximately $44 million from Total consumer lending (excluding credit card).

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. See Note 4 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $2 million at both March 31, 2015 and December 31, 2014 are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the three months ended March 31, 2015 and March 31, 2014. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans and loans to consumers discharged from bankruptcy and not formally reaffirmed do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

The PNC Financial Services Group, Inc. – Form 10-Q    79

Table 64: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (c)
March 31, 2015
Impaired loans with an associated allowance
Commercial	$395	$291	$62	$304
Commercial real estate	382	232	55	247
Home equity	999	985	193	984
Residential real estate	531	412	73	417
Credit card	124	124	28	127
Other consumer	62	44	1	45
Total impaired loans with an associated allowance	$2,493	$2,088	$412	$2,124
Impaired loans without an associated allowance
Commercial	$111	$96		$90
Commercial real estate	227	169		178
Home equity	419	141		143
Residential real estate	326	314		314
Total impaired loans without an associated allowance	$1,083	$720		$725
Total impaired loans	$3,576	$2,808	$412	$2,849
December 31, 2014
Impaired loans with an associated allowance
Commercial	$432	$318	$74	$360
Commercial real estate	418	262	65	283
Home equity	1,021	984	215	986
Residential real estate	397	420	75	422
Credit card	130	130	32	147
Other consumer	64	47	2	51
Total impaired loans with an associated allowance	$2,462	$2,161	$463	$2,249
Impaired loans without an associated allowance
Commercial	$106	$84		$133
Commercial real estate	249	187		276
Home equity	403	145		134
Residential real estate	344	315		365
Total impaired loans without an associated allowance	$1,102	$731		$908
Total impaired loans	$3,564	$2,892	$463	$3,157
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Associated allowance amounts include $.3 billion and $.4 billion for TDRs at March 31, 2015 and December 31, 2014, respectively.
(c)	Average recorded investment is for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

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

80    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table provides balances of purchased impaired loans at March 31, 2015 and December 31, 2014:

Table 65: Purchased Impaired Loans – Balances

	March 31, 2015			December 31, 2014
In millions	Outstanding Balance (a)	Recorded Investment	Carrying Value	Outstanding Balance (a)	Recorded Investment	Carrying Value
Commercial lending
Commercial	$142	$60	$44	$159	$74	$57
Commercial real estate	256	216	152	307	236	174
Total commercial lending	398	276	196	466	310	231
Consumer lending
Consumer	2,056	1,918	1,595	2,145	1,989	1,661
Residential real estate	2,287	2,481	2,023	2,396	2,559	2,094
Total consumer lending	4,343	4,399	3,618	4,541	4,548	3,755
Total	$4,741	$4,675	$3,814	$5,007	$4,858	$3,986
(a)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting.

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

During the first three months of 2015, $12 million of provision recapture was recorded for purchased impaired loans compared to $43 million of provision recapture during the first three months of 2014. Charge-off recoveries (which were specifically for commercial loans greater than a defined threshold) during the first three months of 2015 were $1 million compared to charge-offs of $14 million during the first three months of 2014. At March 31, 2015, the allowance for loan and lease losses was $.9 billion on $4.3 billion of purchased impaired loans while the remaining $.4 billion of purchased impaired loans required no allowance as the net present value of expected cash flows equaled or exceeded the recorded investment. As of December 31, 2014, the allowance for loan and lease losses related to purchased impaired loans was $.9 billion. If any allowance for loan losses is recognized on a purchased impaired pool, which is accounted for as a single asset, the entire balance of that pool would be disclosed as requiring an allowance. Subsequent increases in the net present value of cash flows will result in a provision recapture of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Individual loan transactions where final dispositions have occurred (as noted above) result in removal of the loans from their applicable pools for cash flow estimation purposes. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

The PNC Financial Services Group, Inc. – Form 10-Q    81

Activity for the accretable yield during the first three months of 2015 and 2014 follows:

Table 66: Purchased Impaired Loans – Accretable Yield

In millions	2015	2014
January 1	$1,558	$2,055
Accretion (including excess cash recoveries)	(132)	(154)
Net reclassifications to accretable from non-accretable (a)	64	95
Disposals	(6)	(8)
March 31	$1,484	$1,988

(a)	Approximately 90% and 95% of the net reclassifications for the three months ended March 31, 2015 and 2014, respectively, were driven by the consumer portfolio and were due to improvements of cash expected to be collected on loans in future periods. The remaining net reclassifications were predominantly due to future cash flow changes in the commercial portfolio.

NOTE 5 ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

Allowance for Loan and Lease Losses

We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We use the two main portfolio segments – Commercial Lending and Consumer Lending – and develop and document the ALLL under separate methodologies for each of these segments as discussed in Note 1 Accounting Policies. A rollforward of the ALLL and associated loan data follows.

82    The PNC Financial Services Group, Inc. – Form 10-Q

Table 67: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
March 31, 2015
Allowance for Loan and Lease Losses
January 1	$1,571	$1,760	$3,331
Charge-offs	(46)	(143)	(189)
Recoveries	45	41	86
Net charge-offs	(1)	(102)	(103)
Provision for credit losses	(2)	56	54
Net change in allowance for unfunded loan commitments and letters of credit	25		25
Other	(1)		(1)
March 31	$1,592	$1,714	$3,306
TDRs individually evaluated for impairment	$47	$295	$342
Other loans individually evaluated for impairment	70		70
Loans collectively evaluated for impairment	1,395	638	2,033
Purchased impaired loans	80	781	861
March 31	$1,592	$1,714	$3,306
Loan Portfolio
TDRs individually evaluated for impairment (a)	$510	$2,020	$2,530
Other loans individually evaluated for impairment	278		278
Loans collectively evaluated for impairment (b)	128,611	67,627	196,238
Fair value option loans (c)		1,001	1,001
Purchased impaired loans	276	4,399	4,675
March 31	$129,675	$75,047	$204,722
Portfolio segment ALLL as a percentage of total ALLL	48%	52%	100%
Ratio of the allowance for loan and lease losses to total loans	1.23%	2.28%	1.61%
March 31, 2014
Allowance for Loan and Lease Losses
January 1	$1,547	$2,062	$3,609
Charge-offs	(105)	(195)	(300)
Recoveries	74	40	114
Net charge-offs	(31)	(155)	(186)
Provision for credit losses	18	76	94
Net change in allowance for unfunded loan commitments and letters of credit	16	(2)	14
Other	(1)		(1)
March 31	$1,549	$1,981	$3,530
TDRs individually evaluated for impairment	$33	$431	$464
Other loans individually evaluated for impairment	133		133
Loans collectively evaluated for impairment	1,260	725	1,985
Purchased impaired loans	123	825	948
March 31	$1,549	$1,981	$3,530
Loan Portfolio
TDRs individually evaluated for impairment (a)	$576	$2,134	$2,710
Other loans individually evaluated for impairment	588		588
Loans collectively evaluated for impairment (b) (c)	119,040	68,937	187,977
Fair value option loans (c) (d)		1,143	1,143
Purchased impaired loans	569	5,255	5,824
March 31	$120,773	$77,469	$198,242
Portfolio segment ALLL as a percentage of total ALLL	44%	56%	100%
Ratio of the allowance for loan and lease losses to total loans	1.28%	2.56%	1.78%
(a)	TDRs individually evaluated for impairment exclude TDRs that were subsequently accounted for as held for sale loans, but continue to be disclosed as TDRs.
(b)	Includes $183 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell at March, 31, 2015. Accordingly, there is no allowance recorded for these loans. The comparative amount as of March 31, 2014 was $246 million.
(c)	Prior period amounts were corrected to include transferred loans over which PNC regained effective control as fair value option loans. This resulted in an increase of $93 million in consumer lending fair value option loans and a corresponding decrease of $93 million in consumer lending loans collectively evaluated for impairment.
(d)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.

The PNC Financial Services Group, Inc. – Form 10-Q    83

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date as discussed in Note 1 Accounting Policies. A rollforward of the allowance is presented below.

Table 68: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2015	2014
January 1	$259	$242
Net change in allowance for unfunded loan commitments and letters of credit	(25)	(14)
March 31	$234	$228

84    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 6 INVESTMENT SECURITIES

Table 69: Investment Securities Summary

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
March 31, 2015
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$5,293	$203		$5,496
Residential mortgage-backed
Agency	20,844	451	$(27)	21,268
Non-agency	4,557	305	(98)	4,764
Commercial mortgage-backed
Agency	2,118	30	(5)	2,143
Non-agency	4,292	91	(5)	4,378
Asset-backed	5,157	84	(26)	5,215
State and municipal	2,003	86	(3)	2,086
Other debt	1,817	52	(3)	1,866
Total debt securities	46,081	1,302	(167)	47,216
Corporate stocks and other	364		(1)	363
Total securities available for sale	$46,445	$1,302	$(168)	$47,579
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$251	$52		$303
Residential mortgage-backed
Agency	7,558	188	$(6)	7,740
Non-agency	262	15		277
Commercial mortgage-backed
Agency	1,148	58		1,206
Non-agency	891	25		916
Asset-backed	747	2	(7)	742
State and municipal	2,014	117		2,131
Other debt	318	7		325
Total securities held to maturity	$13,189	$464	$(13)	$13,640
December 31, 2014
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$5,237	$186	$(1)	$5,422
Residential mortgage-backed
Agency	17,646	438	(41)	18,043
Non-agency	4,723	318	(99)	4,942
Commercial mortgage-backed
Agency	2,178	23	(14)	2,187
Non-agency	4,085	88	(11)	4,162
Asset-backed	5,141	78	(32)	5,187
State and municipal	1,953	88	(3)	2,038
Other debt	1,776	43	(6)	1,813
Total debt securities	42,739	1,262	(207)	43,794
Corporate stocks and other	442		(1)	441
Total securities available for sale	$43,181	$1,262	$(208)	$44,235
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$248	$44		$292
Residential mortgage-backed
Agency	5,736	166	$(10)	5,892
Non-agency	270	13		283
Commercial mortgage-backed
Agency	1,200	53		1,253
Non-agency	1,010	19		1,029
Asset-backed	759	2	(8)	753
State and municipal	2,042	111		2,153
Other debt	323	6		329
Total securities held to maturity	$11,588	$414	$(18)	$11,984
(a)	Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of transfer. The amortized cost of held to maturity securities included net unrealized gains of $118 million and $125 million at March 31, 2015 and December 31, 2014, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The PNC Financial Services Group, Inc. – Form 10-Q    85

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At March 31, 2015, Accumulated other comprehensive income included pretax gains of $91 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 70 presents gross unrealized losses on securities available for sale at March 31, 2015 and December 31, 2014. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in Accumulated other comprehensive income (loss).

Table 70: Gross Unrealized Loss and Fair Value of Securities Available for Sale

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2015
Debt securities
U.S. Treasury and government agencies	(a)	$365			(a)	$365
Residential mortgage-backed
Agency	$(9)	2,484	$(18)	$1,421	$(27)	3,905
Non-agency	(6)	469	(92)	1,404	(98)	1,873
Commercial mortgage-backed
Agency	(1)	259	(4)	140	(5)	399
Non-agency	(4)	889	(1)	299	(5)	1,188
Asset-backed	(2)	758	(24)	749	(26)	1,507
State and municipal	(1)	103	(2)	65	(3)	168
Other debt	(1)	111	(2)	135	(3)	246
Total debt securities	(24)	5,438	(143)	4,213	(167)	9,651
Corporate stocks and other			(1)	15	(1)	15
Total	$(24)	$5,438	$(144)	$4,228	$(168)	$9,666
December 31, 2014
Debt securities
U.S. Treasury and government agencies	$(1)	$1,426			$(1)	$1,426
Residential mortgage-backed
Agency	(4)	644	$(37)	$1,963	(41)	2,607
Non-agency	(5)	276	(94)	1,487	(99)	1,763
Commercial mortgage-backed
Agency	(2)	681	(12)	322	(14)	1,003
Non-agency	(4)	928	(7)	335	(11)	1,263
Asset-backed	(4)	913	(28)	1,133	(32)	2,046
State and municipal	(a )	41	(3)	77	(3)	118
Other debt	(2)	314	(4)	186	(6)	500
Total debt securities	(22)	5,223	(185)	5,503	(207)	10,726
Corporate stocks and other			(1)	15	(1)	15
Total	$(22)	$5,223	$(186)	$5,518	$(208)	$10,741
(a)	The unrealized loss on these securities was less than $.5 million.

The gross unrealized loss on debt securities held to maturity was $15 million at March 31, 2015 and $22 million at December 31, 2014. The fair value of debt securities held to maturity that were in a continuous loss position for less than 12 months was $494 million and $134 million at March 31, 2015 and December 31, 2014, respectively, and for positions that were in a continuous loss

86    The PNC Financial Services Group, Inc. – Form 10-Q

position for 12 months or more was $1.0 billion and $1.6 billion at March 31, 2015 and December 31, 2014, respectively. For securities transferred to held to maturity from available for sale, the unrealized loss for purposes of this analysis is determined by comparing the security’s original amortized cost to its current estimated fair value.

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding Table 70, as of March 31, 2015 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

The security-level assessment is performed on each investment security. Our assessment considers the security structure, recent security collateral performance metrics if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, our judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. Results of the periodic assessment are reviewed by a cross-functional senior management team representing Asset & Liability Management, Finance, and Market Risk Management. The senior management team considers the results of the assessments, as well as other factors, in determining whether the impairment is other-than-temporary.

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

Table 71: Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

Three months ended March 31, In millions	2015	2014
Balance at beginning of period	$(1,164)	$(1,160)
Additional loss where credit impairment was previously recognized	(1)	(2)
Reduction due to credit impaired securities sold or matured		5
Balance at end of period	$(1,165)	$(1,157)

The PNC Financial Services Group, Inc. – Form 10-Q    87

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 72: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
Three months ended March 31
2015	$1,804	$43	$(1)	$42	$15
2014	1,361	16	(6)	10	4

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2015.

Table 73: Contractual Maturity of Debt Securities

March 31, 2015 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$2	$1,315	$3,480	$496	$5,293
Residential mortgage-backed
Agency		113	794	19,937	20,844
Non-agency		6	1	4,550	4,557
Commercial mortgage-backed
Agency	104	156	45	1,813	2,118
Non-agency		87		4,205	4,292
Asset-backed	2	1,004	2,187	1,964	5,157
State and municipal	4	145	300	1,554	2,003
Other debt	147	1,141	339	190	1,817
Total debt securities available for sale	$259	$3,967	$7,146	$34,709	$46,081
Fair value	$262	$4,066	$7,267	$35,621	$47,216
Weighted-average yield, GAAP basis	3.17%	2.55%	2.35%	2.98%	2.85%
Securities Held to Maturity
U.S. Treasury and government agencies				$251	$251
Residential mortgage-backed
Agency			$196	7,362	7,558
Non-agency				262	262
Commercial mortgage-backed
Agency		$945	144	59	1,148
Non-agency		6		885	891
Asset-backed		13	407	327	747
State and municipal		32	844	1,138	2,014
Other debt			318		318
Total debt securities held to maturity		$996	$1,909	$10,284	$13,189
Fair value		$1,039	$1,984	$10,617	$13,640
Weighted-average yield, GAAP basis		3.47%	3.20%	3.57%	3.51%

88    The PNC Financial Services Group, Inc. – Form 10-Q

Based on current interest rates and expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding corporate stocks and other) was 4.1 years at March 31, 2015 and 4.3 years at December 31, 2014. The weighted-average expected maturities of mortgage and other asset-backed debt securities were as follows as of March 31, 2015:

Table 74: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

March 31, 2015	Years
Agency residential mortgage-backed securities	3.6
Non-agency residential mortgage-backed securities	5.2
Agency commercial mortgage-backed securities	3.4
Non-agency commercial mortgage-backed securities	3.1
Asset-backed securities	3.1

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At March 31, 2015, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 75: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31 2015	December 31 2014
Pledged to others	$10,523	$10,874
Accepted from others:
Permitted by contract or custom to sell or repledge	1,787	1,658
Permitted amount repledged to others	1,620	1,488

The securities pledged to others include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements, and for other purposes.

NOTE 7 FAIR VALUE

Fair Value Measurement

PNC measures certain financial assets and liabilities at fair value in accordance with GAAP. Fair value is defined in GAAP as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date. GAAP focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP also establishes a fair value hierarchy to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy see Note 7 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 7 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option.

The PNC Financial Services Group, Inc. – Form 10-Q    89

Table 76: Fair Value Measurements – Recurring Basis Summary

	March 31, 2015				December 31, 2014
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$4,867	$629		$5,496	$4,795	$627		$5,422
Residential mortgage-backed
Agency		21,268		21,268		18,043		18,043
Non-agency		140	$4,624	4,764		144	$4,798	4,942
Commercial mortgage-backed
Agency		2,143		2,143		2,187		2,187
Non-agency		4,378		4,378		4,162		4,162
Asset-backed		4,667	548	5,215		4,624	563	5,187
State and municipal		1,953	133	2,086		1,904	134	2,038
Other debt		1,833	33	1,866		1,783	30	1,813
Total debt securities	4,867	37,011	5,338	47,216	4,795	33,474	5,525	43,794
Corporate stocks and other	347	16		363	426	15		441
Total securities available for sale	5,214	37,027	5,338	47,579	5,221	33,489	5,525	44,235
Financial derivatives (a) (b)
Interest rate contracts	5	5,662	51	5,718	4	4,874	40	4,918
Other contracts		532	3	535		314	2	316
Total financial derivatives	5	6,194	54	6,253	4	5,188	42	5,234
Residential mortgage loans held for sale (c)		1,225	7	1,232		1,255	6	1,261
Trading securities (d)
Debt (e)	1,046	1,081	3	2,130	1,340	960	32	2,332
Equity	21			21	21			21
Total trading securities	1,067	1,081	3	2,151	1,361	960	32	2,353
Trading loans (a)		32	2	34		30	7	37
Residential mortgage servicing rights (f)			839	839			845	845
Commercial mortgage servicing rights (f)			494	494			506	506
Commercial mortgage loans held for sale (c)			975	975			893	893
Equity investments (a)
Direct investments			1,149	1,149			1,152	1,152
Indirect investments (g)			442	442			469	469
Total equity investments			1,591	1,591			1,621	1,621
Customer resale agreements (h)		151		151		155		155
Loans (i)		618	383	1,001		637	397	1,034
Other assets (a)
BlackRock Series C Preferred Stock (j)			384	384			375	375
Other	242	180	8	430	190	226	8	424
Total other assets	242	180	392	814	190	226	383	799
Total assets	$6,528	$46,508	$10,078	$63,114	$6,776	$41,940	$10,257	$58,973
Liabilities
Financial derivatives (b) (k)
Interest rate contracts	$3	$3,823	$16	$3,842		$3,260	$12	$3,272
BlackRock LTIP			384	384			375	375
Other contracts		389	129	518		241	139	380
Total financial derivatives	3	4,212	529	4,744		3,501	526	4,027
Trading securities sold short (l)
Debt	1,667	15		1,682	$1,479	11		1,490
Total trading securities sold short	1,667	15		1,682	1,479	11		1,490
Other borrowed funds (l)		67	171	238		92	181	273
Other liabilities (k)		4	10	14			9	9
Total liabilities	$1,670	$4,298	$710	$6,678	$1,479	$3,604	$716	$5,799

90    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at March 31, 2015 and December 31, 2014 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. The net asset amounts were $3.4 billion at March 31, 2015 and $2.6 billion at December 31, 2014, and the net liability amounts were $1.9 billion and $1.4 billion, respectively.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain residential and commercial mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $50 million at March 31, 2015 compared with net unrealized gains of $54 million at December 31, 2014.
(e)	Approximately 33% of these securities are residential mortgage-backed securities and 49% are U.S. Treasury and government agencies securities at March 31, 2015. Comparable amounts at December 31, 2014 were 34% and 57%, respectively.
(f)	Included in Other intangible assets on our Consolidated Balance Sheet.
(g)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments as of March 31, 2015 related to indirect equity investments was $121 million and related to direct equity investments was $26 million, respectively. Comparable amounts at December 31, 2014 were $112 million and $28 million, respectively.
(h)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(i)	Included in Loans on our Consolidated Balance Sheet.
(j)	PNC has elected the fair value option for these shares.
(k)	Included in Other liabilities on our Consolidated Balance Sheet.
(l)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2015 and 2014 follow.

Table 77: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended March 31, 2015

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2015 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2014	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Mar. 31, 2015
Assets
Securities available for sale
Residential mortgage-backed non-agency	$4,798	$25		$(14)				$(185)			$4,624	$(1)
Commercial mortgage backed non-agency		7						(7)
Asset-backed	563	6		4				(25)			548
State and municipal	134			(1)							133
Other debt	30	1			$3			(1)			33
Total securities available for sale	5,525	39		(11)	3			(218)			5,338	(1)
Financial derivatives	42	71			1			(60)			54	59
Residential mortgage loans held for sale	6				6				$1	$(6)	7
Trading securities – Debt	32							(29)			3
Trading loans	7					$(5)					2
Residential mortgage servicing rights	845	(67)			83		$17	(39)			839	(65)
Commercial mortgage servicing rights	506	(16)			11		14	(21)			494	(16)
Commercial mortgage loans held for sale	893	21					1,083	(1,022)			975	15
Equity investments
Direct investments	1,152	29			43	(75)					1,149	18
Indirect investments	469	14			3	(44)					442	13
Total equity investments	1,621	43			46	(119)					1,591	31
Loans	397	10			32	(4)		(37)	5	(20)	383	8
Other assets
BlackRock Series C Preferred Stock	375	9									384	9
Other	8										8
Total other assets	383	9									392	9
Total assets	$10,257	$110	(e)	$(11)	$182	$(128)	$1,114	$(1,426)	$6	$(26)	$10,078	$40	(f)
Liabilities
Financial derivatives (d)	$526	$41						$(38)			$529	$(6)
Other borrowed funds	181						$25	(35)			171
Other liabilities	9	1									10
Total liabilities	$716	$42	(e)				$25	$(73)			$710	$(6	) (f)

The PNC Financial Services Group, Inc. – Form 10-Q    91

Three Months Ended March 31, 2014

Level 3 Instruments Only In millions	Fair Value Dec. 31, 2013	Total realized / unrealized gains or losses for the period (a)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Mar. 31, 2014	Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2014 (c)
		Included in Earnings	Included in Other comprehensive income
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,358	$34	$54				$(212)			$5,234	$(2)
Asset-backed	641	4	19				(22)			642
State and municipal	333	(2)	1				(1)			331
Other debt	38	1			$(6)		(1)			32
Total securities available for sale	6,370	37	74		(6)		(236)			6,239	(2)
Financial derivatives	36	60					(66)			30	52
Residential mortgage loans held for sale	8			$5	(2)			$3	$(9)	5
Trading securities – Debt	32									32
Residential mortgage servicing rights	1,087	(59)		17		$23	(29)			1,039	(58)
Commercial mortgage servicing rights		(14)		7		7	529 (g)			529	(14)
Commercial mortgage loans held for sale	586	2					(11)			577	2
Equity investments
Direct investments	1,069	34		69	(9)					1,163	33
Indirect investments	595	18		6	(26)		1			594	17
Total equity investments	1,664	52		75	(35)		1			1,757	50
Loans (h)	527	9		(1)	(6)		(21)	39	(29)	518	6
Other assets
BlackRock Series C
Preferred Stock	332	(2)								330	(2)
Other	8									8
Total other assets	340	(2)								338	(2)
Total assets	$10,650	$85 (e)	$74	$103	$(49)	$30	$167	$42	$(38)	$11,064	$34 (f)
Liabilities
Financial derivatives (d)	$439	$40			$1		$(40)			$440	$(4)
Other borrowed funds (h)	199	4				$9	(19)			193
Total liabilities	$638	$44 (e)			$1	$9	$(59)			$633	$(4) (f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Includes swaps entered into in connection with sales of certain Visa Class B common shares.
(e)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $68 million for the first three months of 2015 compared with net gains (realized and unrealized) of $41 million for the first three months of 2014. These amounts also included amortization and accretion of $40 million for the first three months of 2015 compared with $41 million for the first three months of 2014. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $46 million for the first three months of 2015, compared with net unrealized gains of $38 million for the first three months of 2014. These amounts were included in Noninterest income on the Consolidated Income Statement.
(g)	Settlements relating to commercial MSRs include $552 million, which represents the fair value as of January 1, 2014 as a result of an irrevocable election to measure all classes of commercial MSRs at fair value. Refer to Note 8 Goodwill and Other Intangible Assets in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K for additional information on this election.
(h)	These line items were corrected for the three months ended March 31, 2014 to include transferred loans over which PNC regained effective control and the related liabilities that are recorded pursuant to ASC 860.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. There were no significant transfers between Level 2 and Level 3 during the first three months of 2015 and 2014.

92    The PNC Financial Services Group, Inc. – Form 10-Q

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 78: Fair Value Measurements – Recurring Quantitative Information

March 31, 2015

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$4,624	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity	1.0%-24.2% (6.9%) 0%-16.7% (5.4%) 1.0%-100.0% (53.2%)	(a) (a) (a)
			Spread over the benchmark curve (b)	260bps weighted average	(a)
Asset-backed securities	548	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-15.7% (6.2%)	(a)
		using a discounted cash flow	Constant default rate (CDR)	1.7%-13.9% (7.2%)	(a)
		pricing model (a)	Loss severity	14.6%-100% (75.5%)	(a)
			Spread over the benchmark curve (b)	339bps weighted average	(a)
State and municipal securities	131	Discounted cash flow	Spread over the benchmark curve (b)	50bps-215bps (67bps)
	2	Consensus pricing (c)	Credit and Liquidity discount	0%-30.0% (18.0%)
Other debt securities	33	Consensus pricing (c)	Credit and Liquidity discount	7.0%-100.0% (88.6%)
Residential mortgage servicing rights	839	Discounted cash flow	Constant prepayment rate (CPR)	0.3%-38.8% (12.4%)
			Spread over the benchmark curve (b)	708bps-1,880bps (985bps)
Commercial mortgage servicing rights	494	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	6.4%-20.0% (7.5%) 1.1%-8.8% (6.5%)
Commercial mortgage loans held for sale	975	Discounted cash flow	Spread over the benchmark curve (b) Estimated servicing cash flows	29bps-4,720bps (498bps) 0.0%-2.0% (1.6%)
Equity investments – Direct investments	1,149	Multiple of adjusted earnings	Multiple of earnings	3.3x-13.9x (7.6x)
Equity investments – Indirect (d)	442	Net asset value	Net asset value
Loans – Residential real estate	121	Consensus pricing (c)	Cumulative default rate	2.0%-100% (86.7%)
			Loss severity	0%-100% (30.9%)
			Discount rate	4.9%-6.9% (5.0%)
	138	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	3.5% weighted average
Loans – Home equity	124	Consensus pricing (c)	Credit and Liquidity discount	26.0%-99.0% (52.0%)
BlackRock Series C Preferred Stock	384	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(384)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(124)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	164.3%	(e)
			Estimated growth rate of Visa
			Class A share price	16.1%
Other borrowed funds – non-agency securitization	(160)	Consensus pricing (c)	Credit and Liquidity discount	0%-99.0% (19.0%)
			Spread over the benchmark curve (b)	106bps
Insignificant Level 3 assets, net of liabilities (f)	32

Total Level 3 assets, net of liabilities (g)	$9,368

The PNC Financial Services Group, Inc. – Form 10-Q    93

December 31, 2014

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$4,798	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0% - 28.9% (6.8%) 0.0% - 16.7% (5.6%) 6.1% - 100.0% (53.1%) 249bps weighted average	(a (a (a (a	) ) ) )
Asset-backed securities	563	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0% - 15.7% (5.9%) 1.7% - 13.9% (7.6%) 14.6% - 100.0% (73.5%) 352bps weighted average	(a (a (a (a	) ) ) )
State and municipal securities	132 2	Discounted cash flow Consensus pricing (c)	Spread over the benchmark curve (b) Credit and Liquidity discount	55bps - 165bps (67bps) 0.0% - 20.0% (14.9%)
Other debt securities	30	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 95.0% (88.6%)
Trading securities - Debt	32	Consensus pricing (c)	Credit and Liquidity discount	0.0% - 15.0% (8.0%)
Residential mortgage servicing rights	845	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	3.8% - 32.7% (11.2%) 889bps - 1,888bps (1,036bps)
Commercial mortgage servicing rights	506	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.0% - 16.8% (8.0%) 2.5% - 8.6% (6.6%)
Commercial mortgage loans held for sale	893	Discounted cash flow	Spread over the benchmark curve (b) Estimated servicing cash flows	37bps - 4,025bps (549bps) 0.0% - 2.0% (1.2%)
Equity investments - Direct investments	1,152	Multiple of adjusted earnings	Multiple of earnings	3.2x-13.9x (7.7x)
Equity investments - Indirect (d)	469	Net asset value	Net asset value
Loans - Residential real estate	114 154	Consensus pricing (c) Discounted cash flow	Cumulative default rate Loss severity Discount rate Loss severity Discount rate	2.0% - 100.0% (90.5%) 0.0% - 100.0% (35.6%) 5.4% - 7.0% (6.4%) 8.0% weighted average 3.4% weighted average
Loans - Home equity	129	Consensus pricing (c)	Credit and Liquidity discount	26.0% - 99.0% (51.0%)
BlackRock Series C Preferred Stock	375	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(375)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(135)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa Class A share price	41.1% 14.8%
Other borrowed funds - non-agency securitization	(166)	Consensus pricing (c)	Credit and Liquidity discount Spread over the benchmark curve (b)	0.0%-99.0% (18.0%) 113bps
Insignificant Level 3 assets, net of liabilities (f)	23

Total Level 3 assets, net of liabilities (g)	$9,541
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of March 31, 2015 totaling $3,881 million and $516 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2014 were $4,081 million and $532 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of Note 7 Fair Value in our Notes to Consolidated Financial Statements under Item 8 of our 2014 Form 10-K. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of March 31, 2015 of $743 million and $32 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2014 were $717 million and $31 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed since these investments are recorded at their net asset redemption values.
(e)	This conversion factor reflects the 4-for-1 split of Visa Class A common shares, which occurred during the first quarter of 2015.
(f)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, residential mortgage loans held for sale, trading loans, other assets, other borrowed funds (ROAPs) and other liabilities. For additional information, please see the Fair Value Measurement discussion included in Note 7 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K.
(g)	Consisted of total Level 3 assets of $10,078 million and total Level 3 liabilities of $710 million as of March 31, 2015 and $10,257 million and $716 million as of December 31, 2014, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 79 and Table 80. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 7 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K.

94    The PNC Financial Services Group, Inc. – Form 10-Q

Table 79: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended
In millions	March 31 2015	December 31 2014	March 31 2015	March 31 2014
Assets
Nonaccrual loans	$53	$54	$3	$(8)
Loans held for sale		8		(2)
Equity investments	22	17	(1)
OREO and foreclosed assets	81	168	(10)	(12)
Long-lived assets held for sale	13	22	(8)	(4)
Total assets	$169	$269	$(16)	$(26)
(a)	All Level 3 as of March 31, 2015 and December 31, 2014 except for $8 million included in Loans held for sale which was categorized as Level 2 as of December 31, 2014.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 80: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
March 31, 2015
Assets
Nonaccrual loans (a)	$40	LGD percentage (b)	Loss severity	3.9%-70.4%(32.6%)
Equity investments	22	Discounted cash flow	Market rate of return	6.0%
Other (c)	107	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total assets	$169
December 31, 2014
Assets
Nonaccrual loans (a)	$29	LGD percentage (b)	Loss severity	2.9%-68.5%(42.1%)
Equity investments	17	Discounted cash flow	Market rate of return	6.0%
Other (c)	215	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total assets	$261
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	LGD percentage represents the amount that PNC expects to lose in the event a borrower defaults on an obligation.
(c)	Other included Nonaccrual loans of $13 million, OREO and foreclosed assets of $81 million and Long-lived assets held for sale of $13 million as of March 31, 2015. Comparably, as of December 31, 2014, Other included Nonaccrual loans of $25 million, OREO and foreclosed assets of $168 million and Long-lived assets held for sale of $22 million. The fair value of these assets is determined based on appraised value or sales price, the range of which is not meaningful to disclose.

Financial Instruments Accounted For Under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, please refer to Note 7 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K.

The changes in fair value included in Noninterest income for items for which we elected the fair value option follow.

Table 81: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended
In millions	March 31 2015	March 31 2014
Assets
Customer resale agreements		$(1)
Trading loans	$1
Commercial mortgage loans held for sale	25	2
Residential mortgage loans held for sale (b)	46	65
Residential mortgage loans – portfolio (b)	16	28
BlackRock Series C Preferred Stock	9	(2)
Liabilities
Other borrowed funds		(4)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.
(b)	The prior period was corrected for the allocation between Residential mortgage loans held for sale and Residential mortgage loans – portfolio. This resulted in a decrease of $14 million from gains on Residential mortgage loans held for sale and an increase of $17 million to gains on Residential mortgage loans – portfolio for the three months ended March 31, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    95

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 82: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2015
Assets
Customer resale agreements	$151	$144	$7
Trading loans	34	34
Residential mortgage loans held for sale
Performing loans	1,204	1,152	52
Accruing loans 90 days or more past due	8	8
Nonaccrual loans	20	21	(1)
Total	1,232	1,181	51
Commercial mortgage loans held for sale (a)
Performing loans	956	983	(27)
Nonaccrual loans	19	63	(44)
Total	975	1,046	(71)
Residential mortgage loans – portfolio
Performing loans	254	315	(61)
Accruing loans 90 days or more past due	485	488	(3)
Nonaccrual loans	262	427	(165)
Total	1,001	1,230	(229)
Liabilities
Other borrowed funds	$238	$276	$(38)
December 31, 2014
Assets
Customer resale agreements	$155	$148	$7
Trading loans	37	37
Residential mortgage loans held for sale
Performing loans	1,236	1,176	60
Accruing loans 90 days or more past due	9	9
Nonaccrual loans	16	17	(1)
Total	1,261	1,202	59
Commercial mortgage loans held for sale (a)
Performing loans	873	908	(35)
Nonaccrual loans	20	64	(44)
Total	893	972	(79)
Residential mortgage loans – portfolio
Performing loans	194	256	(62)
Accruing loans 90 days or more past due	570	573	(3)
Nonaccrual loans	270	449	(179)
Total	1,034	1,278	(244)
Liabilities
Other borrowed funds	$273	$312	$(39)
(a)	There were no accruing loans 90 days or more past due within this category at March 31, 2015 or December 31, 2014.

96    The PNC Financial Services Group, Inc. – Form 10-Q

Additional Fair Value Information Related to Other Financial Instruments

The following table presents the carrying amounts and estimated fair values, including the level within the fair value hierarchy, of all other financial instruments that are not measured on the consolidated financial statements at fair value as of March 31, 2015 and December 31, 2014.

Table 83: Additional Fair Value Information Related to Other Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
March 31, 2015
Assets
Cash and due from banks	$4,151	$4,151	$4,151
Short-term assets	33,897	33,897		$33,897
Securities held to maturity	13,189	13,640	304	13,328	$8
Loans held for sale	216	216		134	82
Net loans (excludes leases)	192,780	194,750			194,750
Other assets	1,924	2,587		1,847	740	(a)
Total assets	$246,157	$249,241	$4,455	$49,206	$195,580
Liabilities
Demand, savings and money market deposits	$215,965	$215,965		$215,965
Time deposits	20,538	20,531		20,531
Borrowed funds	55,199	55,987		54,512	$1,475
Unfunded loan commitments and letters of credit	217	217			217
Total liabilities	$291,919	$292,700		$291,008	$1,692
December 31, 2014
Assets
Cash and due from banks	$4,360	$4,360	$4,360
Short-term assets	34,380	34,380		$34,380
Securities held to maturity	11,588	11,984	292	11,683	$9
Loans held for sale	108	108		56	52
Net loans (excludes leases)	192,573	194,564			194,564
Other assets	1,879	2,544		1,802	742	(a)
Total assets	$244,888	$247,940	$4,652	$47,921	$195,367
Liabilities
Demand, savings and money market deposits	$210,838	$210,838		$210,838
Time deposits	21,396	21,392		21,392
Borrowed funds	55,329	56,011		54,574	$1,437
Unfunded loan commitments and letters of credit	240	240			240
Total liabilities	$287,803	$288,481		$286,804	$1,677
(a)	Represents estimated fair value of Visa Class B common shares, which was estimated solely based upon the March 31, 2015 and December 31, 2014 closing price for the Visa Class A common shares, respectively, and the Visa Class B common share conversion rate, which reflects adjustments in respect of all litigation funding by Visa as of that date. The transfer restrictions on the Visa Class B common shares could impact the aforementioned estimate, until they can be converted to Class A common shares. See Note 22 Commitments and Guarantees in our Notes to Consolidated Financial Statements under Item 8 of our 2014 Form 10-K for additional information.

The aggregate fair values in the preceding table represent only a portion of the total market value of PNC’s assets and liabilities as, in accordance with the guidance related to fair values of financial instruments, Table 83 excludes the following:

•	financial instruments recorded at fair value on a recurring basis,
•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	mortgage servicing rights,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

The PNC Financial Services Group, Inc. – Form 10-Q    97

For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 83, see Note 7 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K.

NOTE 8 GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by business segment consisted of the following:

Table 84: Goodwill by Business Segment (a)

In millions	March 31 2015	December 31 2014
Retail Banking	$5,795	$5,795
Corporate & Institutional Banking	3,244	3,244
Asset Management Group	64	64
Total	$9,103	$9,103
(a)	The Residential Mortgage Banking and Non-Strategic Assets Portfolio business segments did not have any goodwill allocated to them as of March 31, 2015 and December 31, 2014.

Mortgage Servicing Rights

We recognize the right to service mortgage loans for others as an intangible asset. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $1.3 billion and $1.4 billion at March 31, 2015 and December 31, 2014, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs declines (or increases).

See the Sensitivity Analysis section of this Note 8, as well as Note 7 Fair Value for more detail on our fair value measurement of MSRs. Refer to Note 8 Goodwill and Other Intangible Assets in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K for more information on our accounting and measurement of MSRs.

Changes in the commercial and residential MSRs follow:

Table 85: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2015	2014	2015	2014
January 1	$506	$552	$845	$1,087
Additions:
From loans sold with servicing retained	14	7	17	23
Purchases	11	7	83	17
Changes in fair value due to:
Time and payoffs (a)	(21)	(23)	(39)	(29)
Other (b)	(16)	(14)	(67)	(59)
March 31	$494	$529	$839	$1,039
Unpaid principal balance of loans serviced for others at March 31	$143,724	$144,332	$112,932	$113,573
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2015 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented below. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may

98    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 86: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2015	December 31 2014
Fair value	$494	$506
Weighted-average life (years)	4.8	4.7
Weighted-average constant prepayment rate	7.51%	8.03%
Decline in fair value from 10% adverse change	$10	$10
Decline in fair value from 20% adverse change	$19	$19
Effective discount rate	6.45%	6.59%
Decline in fair value from 10% adverse change	$13	$13
Decline in fair value from 20% adverse change	$26	$26

Table 87: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2015	December 31 2014
Fair value	$839	$845
Weighted-average life (years)	5.7	6.1
Weighted-average constant prepayment rate	12.41%	11.16%
Decline in fair value from 10% adverse change	$40	$36
Decline in fair value from 20% adverse change	$77	$69
Weighted-average option adjusted spread	9.85%	10.36%
Decline in fair value from 10% adverse change	$29	$31
Decline in fair value from 20% adverse change	$57	$61

Fees from mortgage and other loan servicing, comprised of contractually specified servicing fees, late fees and ancillary fees, follows:

Table 88: Fees from Mortgage and Other Loan Servicing

In millions	2015	2014
Three months ended March 31	$121	$129

We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset.

Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

Other Intangible Assets

Other intangible assets consist primarily of core deposit intangibles, customer lists and non-compete agreements. Core deposit intangibles are amortized on an accelerated basis, whereas the remaining other intangible assets are amortized on a straight-line basis. The estimated remaining useful lives of our other intangible assets range from 2 years to 10 years, with a weighted-average remaining useful life of 6 years.

Other intangible assets were as follows at March 31, 2015 and December 31, 2014:

Table 89: Other Intangible Assets

In millions	March 31 2015	December 31 2014
Gross carrying amount	$1,499	$1,502
Accumulated amortization	(1,036)	(1,009)
Net carrying amount	$463	$493

Amortization expense on existing other intangible assets follows:

Table 90: Amortization Expense on Existing Other Intangible Assets

In millions
Three months ended March 31, 2015	$30
Three months ended March 31, 2014	33
Remainder of 2015	84
2016	97
2017	83
2018	72
2019	61
2020	37

The PNC Financial Services Group, Inc. – Form 10-Q    99

NOTE 9 CAPITAL SECURITIES OF A SUBSIDIARY TRUST AND PERPETUAL TRUST SECURITIES

Capital Securities of a Subsidiary Trust

Our capital securities of a subsidiary trust (“Trust”) are described in Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities in our 2014 Form 10-K. This Trust is a wholly-owned finance subsidiary of PNC. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the capital securities are redeemable in whole. In accordance with GAAP, the financial statements of the Trust are not included in PNC’s consolidated financial statements.

The obligations of the parent of the Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of the Trust under the terms of the Capital Securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on PNC’s overall ability to obtain funds from its subsidiaries. For additional disclosure on these funding restrictions, including an explanation of dividend and intercompany loan limitations, see Note 20 Regulatory Matters in our 2014 Form 10-K.

PNC is also subject to restrictions on dividends and other provisions potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II, as described in Note 12 in our 2014 Form 10-K in the Perpetual Trust Securities section, and to other provisions similar to or in some ways more restrictive than those potentially imposed under that agreement.

Perpetual Trust Securities

Our perpetual trust securities are described in Note 12 in our 2014 Form 10-K. Our 2014 Form 10-K also includes additional information regarding the PNC Preferred Funding Trust I and Trust II Securities, including descriptions of replacement capital and dividend restriction covenants.

NOTE 10 CERTAIN EMPLOYEE BENEFIT AND STOCK BASED COMPENSATION PLANS

Pension And Postretirement Plans

As described in Note 13 Employee Benefit Plans in our 2014 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Pension contributions are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. The nonqualified pension and postretirement benefit plans are unfunded. PNC reserves the right to terminate plans or make plan changes at any time.

The components of our net periodic pension and postretirement benefit cost for the first three months of 2015 and 2014, respectively, were as follows:

Table 91: Net Periodic Pension and Postretirement Benefits Costs

Three months ended March 31 In millions	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Net periodic cost consists of:
Service cost	$27	$25		$1	$1	$1
Interest cost	44	47	$3	3	4	4
Expected return on plan assets	(74)	(72)
Amortization of prior service credit	(2)	(2)
Amortization of actuarial losses	7		2	1
Net periodic cost/(benefit)	$2	$(2)	$5	$5	$5	$5

Stock Based Compensation Plans

As more fully described in Note 14 Stock Based Compensation Plans in our 2014 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation

100    The PNC Financial Services Group, Inc. – Form 10-Q

rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of March 31, 2015, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first three months of 2015 and 2014 was $40 million and $50 million, respectively. At March 31, 2015, there was $285 million of unamortized share-based compensation expense related to nonvested equity compensation arrangements, including liability awards granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

Nonqualified Stock Options

Beginning in 2014, PNC discontinued the use of stock options as a standard element of our long-term equity incentive compensation programs under our Incentive Plans. Additional information regarding PNC stock options is more fully described in Note 14 Stock Based Compensation Plans in our 2014 Form 10-K.

The following table represents the stock option activity for the first three months of 2015.

Table 92: Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2014	6,701	$56.41	343	$585.23	7,044	$82.17
Granted (a)
Exercised	(793)	59.76			(793)	59.76
Cancelled	(9)	33.38	(4)	545.29	(13)	189.22
Outstanding at March 31, 2015	5,899	$55.99	339	$585.72	6,238	$84.78
Exercisable at March 31, 2015	5,851	$55.93	339	$585.72	6,190	$84.95
(a)	PNC did not grant any stock options in the first three months of 2015.

During the first three months of 2015, we issued approximately 0.7 million common shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize primarily treasury stock for any future stock option exercises.

Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards

Information on incentive/performance unit share awards and restricted stock/share unit awards is more fully described in Note 14 Stock Based Compensation Plans in our 2014 Form 10-K.

Table 93: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/Share Units	Weighted- Average Grant Date Fair Value
December 31, 2014	1,837	$69.84	3,652	$69.03
Granted	649	90.35	999	92.19
Vested/Released	(682)	66.17	(1,035)	60.63
Forfeited	(21)	68.51	(30)	74.64
March 31, 2015	1,783	$78.72	3,586	$77.86

In the preceding table, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying unit shares are released to the participants.

The PNC Financial Services Group, Inc. – Form 10-Q    101

Liability Awards

A summary of all nonvested, cash-payable incentive/performance units and restricted share unit activity follows:

Table 94: Nonvested Cash-Payable Incentive/Performance Units and Restricted Share Units – Rollforward

In thousands	Cash-Payable Incentive/ Performance Units	Cash-Payable Restricted Share Units	Total
Outstanding at December 31, 2014	177	658	835
Granted	81	347	428
Vested and Released	(98)	(349)	(447)
Forfeited	(43)	(4)	(47)
Outstanding at March 31, 2015	117	652	769

Included in the preceding table are cash-payable restricted share units granted to certain executives. These grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are generally no market or performance criteria associated with these awards. Prior to the 2015 grant, compensation expense recognized related to these awards was recorded in prior periods as part of the annual cash bonus process. Due to certain requisite service period changes in the award agreements starting with the 2015 grant (for the 2014 performance year), compensation expense is recognized ratably over a four year period commensurate with the performance year plus the three years of service-based vesting requirements. As of March 31, 2015, the aggregate intrinsic value of all outstanding nonvested cash-payable incentive/performance units and restricted share units was approximately $72 million.

NOTE 11 FINANCIAL DERIVATIVES

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 15 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K.

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by PNC:

Table 95: Total Gross Derivatives

	March 31, 2015			December 31, 2014
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP	$49,475	$1,531	$198	$49,061	$1,261	$186
Derivatives not designated as hedging instruments under GAAP	307,201	4,722	4,546	291,256	3,973	3,841
Total gross derivatives	$356,676	$6,253	$4,744	$340,317	$5,234	$4,027
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.

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

102    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding the notional amounts and fair values related to derivatives designated in hedge relationships is presented in the following table:

Table 96: Derivatives Designated As Hedging Instruments under GAAP

	March 31, 2015			December 31, 2014
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Interest rate contracts:
Fair value hedges:
Receive-fixed swaps	$21,338	$921		$20,930	$827	$38
Pay-fixed swaps (c)	4,300	1	$198	4,233	3	138
Subtotal	$25,638	$922	$198	$25,163	$830	$176
Cash flow hedges:
Receive-fixed swaps	$20,954	$538		$19,991	$400	$10
Forward purchase commitments	1,800	11		2,778	25
Subtotal	$22,754	$549		$22,769	$425	$10
Foreign exchange contracts:
Net investment hedges	1,083	60		1,129	6
Total derivatives designated as hedging instruments	$49,475	$1,531	$198	$49,061	$1,261	$186
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Includes zero-coupon swaps.

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 97: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges

			Three months ended
			March 31, 2015		March 31, 2014
In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
Interest rate contracts	U.S. Treasury and Government Agencies Securities	Investment securities (interest income)	$(51)	$53	$(30)	$31
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(1)	1	1
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	54	(63)	23	(29)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	103	(109)	9	(10)
Total (a)			$105	$(118)	$3	$(8)
(a)	The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $13 million for the first three months of 2015 compared with net losses of $5 million for the first three months of 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    103

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow March 31, 2015, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $257 million pretax, or $167 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2015. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow March 31, 2015, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $38 million pretax, or $25 million after-tax, as adjustments of yield on investment securities. As of March 31, 2015, the maximum length of time over which forecasted purchase contracts are hedged is three months.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first three months of 2015 and 2014, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 98: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Three months ended March 31
In millions	2015	2014
Gains (losses) on derivatives recognized in OCI – (effective portion)	$298	$72
Less: Gains (losses) reclassified from accumulated OCI into income – (effective portion)
Interest income	68	72
Noninterest income	(9)	5
Total gains (losses) reclassified from accumulated OCI into income – (effective portion)	59	77
Net unrealized gains (losses) on cash flow hedge derivatives	$239	$(5)
(a)	All cash flow hedge derivatives are interest rate contracts as of March 31, 2015 and March 31, 2014.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

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

For the first three months of 2015 and 2014, there was no net investment hedge ineffectiveness.

Further detail on gains (losses) on net investment hedge derivatives is presented in the following table:

Table 99: Gains (Losses) on Derivatives – Net Investment Hedges

	Three months ended March 31
In millions	2015	2014
Gains (losses) on derivatives recognized in OCI (effective portion)
Foreign exchange contracts	$54	$(7)

104    The PNC Financial Services Group, Inc. – Form 10-Q

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP.

For additional information on derivatives not designated as hedging instruments under GAAP see Note 15 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K.

Further detail regarding the notional amounts and fair values related to derivatives not designated in hedge relationships is presented in the following table:

Table 100: Derivatives Not Designated As Hedging Instruments under GAAP

	March 31, 2015			December 31, 2014
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$32,765	$935	$548	$32,459	$777	$394
Swaptions	2,698	41	31	1,498	29	22
Futures (c)	21,164			22,084
Futures options	22,000	6	3	12,225	4
Mortgage-backed securities commitments	1,510	4	1	710	4
Subtotal	$80,137	$986	$583	$68,976	$814	$416
Loan sales
Interest rate contracts:
Futures (c)	$28			$58
Bond options	400	$2		300
Mortgage-backed securities commitments	6,240	10	$15	4,916	$10	$21
Residential mortgage loan commitments	2,405	31		1,852	22
Subtotal	$9,073	$43	$15	$7,126	$32	$21
Subtotal	$89,210	$1,029	$598	$76,102	$846	$437
Derivatives used for commercial mortgage banking activities:
Interest rate contracts:
Swaps	$3,818	$96	$65	$3,801	$67	$48
Swaptions	439	1	1	439	2	1
Futures (c)	18,904			19,913
Commercial mortgage loan commitments	2,119	18	14	2,042	16	10
Subtotal	$25,280	$115	$80	$26,195	$85	$59
Credit contracts:
Credit default swaps	$95			$95
Subtotal	$25,375	$115	$80	$26,290	$85	$59
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$149,714	$2,972	$2,931	$146,008	$2,632	$2,559
Caps/floors – Sold	5,255		14	4,846		16
Caps/floors – Purchased	6,765	32		6,339	34
Swaptions	4,355	92	13	3,361	62	12
Futures (c)	2,655			3,112
Mortgage-backed securities commitments	2,934	7	8	2,137	3	3
Subtotal	$171,678	$3,103	$2,966	$165,803	$2,731	$2,590
Foreign exchange contracts	$11,112	$378	$387	$12,547	$223	$240
Credit contracts:
Risk participation agreements	5,048	3	5	5,124	2	4
Subtotal	$187,838	$3,484	$3,358	$183,474	$2,956	$2,834
Derivatives used for other risk management activities:
Interest rate contracts	$95			$833	$1
Foreign exchange contracts	2,793	$94	$2	2,661	85	$1
Credit contracts:
Credit default swaps	15			15
Other contracts (d)	1,875		508	1,881		510
Subtotal	$4,778	$94	$510	$5,390	86	$511
Total derivatives not designated as hedging instruments	$307,201	$4,722	$4,546	$291,256	$3,973	$3,841
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

The PNC Financial Services Group, Inc. – Form 10-Q    105

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 101: Gains (Losses) on Derivatives Not Designated As Hedging Instruments under GAAP

	Three months ended March 31
In millions	2015	2014
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$98	$53
Loan sales
Interest rate contracts	21	1
Gains (losses) included in residential mortgage banking activities (a)	$119	$54
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$30	$20
Credit contracts (c)	(1)
Gains (losses) from commercial mortgage banking activities	$29	$20
Derivatives used for customer-related activities:
Interest rate contracts	$4	$(1)
Foreign exchange contracts	1	24
Credit contracts		1
Gains (losses) from customer-related activities (c)	$5	$24
Derivatives used for other risk management activities:
Interest rate contracts		$(4)
Foreign exchange contracts	$183
Other contracts (d)	(7)	(8)
Gains (losses) from other risk management activities (c)	$176	$(12)
Total gains (losses) from derivatives not designated as hedging instruments	$329	$86
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

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

Table 102: Credit Default Swaps (a)

	March 31, 2015		December 31, 2014
Dollars in millions	Notional Amount	Weighted- Average Remaining Maturity In Years	Notional Amount	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Purchased (b)
Single name	$50	5.5	$50	5.7
Index traded	60	34.0	60	34.2
Total	$110	21.0	$110	21.3
(a)	There were no credit default swaps sold as of March 31, 2015 and December 31, 2014.
(b)	The fair value of credit default swaps purchased was less than $1 million as of March 31, 2015 and December 31, 2014.

The notional amount of these credit default swaps by credit rating is presented in the following table:

Table 103: Credit Ratings of Credit Default Swaps (a)

In millions	March 31, 2015	December 31, 2014
Credit Default Swaps – Purchased
Investment grade (b)	$95	$95
Subinvestment grade (c)	15	15
Total	$110	$110
(a)	There were no credit default swaps sold as of March 31, 2015 and December 31, 2014.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	Subinvestment grade represents a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps are presented in the following table:

Table 104: Referenced/Underlying Assets of Credit Default Swaps

	March 31, 2015	December 31, 2014
Corporate debt	45%	45%
Commercial mortgage-backed securities	55%	55%

Risk Participation Agreements

We also periodically enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts. Risk participation agreements purchased and sold are included in these derivative tables: Tables 100, 101, and 105.

106    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding the notional amount, fair value and weighted-average remaining maturities in years for risk participation agreements sold is presented in the following table:

Table 105: Risk Participation Agreements Sold

	March 31, 2015			December 31, 2014
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Risk Participation Agreements Sold	$2,626	$(5)	5.2	$2,796	$(4)	5.4

Based on our internal risk rating process of the underlying third party customers referenced in the swap contracts, all exposure related to risk participation agreements sold have an internal credit rating of pass, which indicates the expected risk of default is currently low.

We have sold risk participation agreements with terms ranging from less than 1 year to 22 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties. Assuming all underlying third party customers referenced in the swap contracts defaulted at March 31, 2015, the exposure from these agreements would be $147 million based on the fair value of the underlying swaps, compared with $124 million at December 31, 2014.

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

For additional information on derivative offsetting, counterparty credit risk, and contingent features see Note 15 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K. Refer to Note 16 Commitments and Guarantees in this Report for additional information related to resale and repurchase agreements offsetting.

The following derivative Table 106 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of March 31, 2015 and December 31, 2014. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 106: Derivative Assets and Liabilities Offsetting

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
March 31, 2015 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$5,718	$2,022	$493	$3,203		$215	$2,988
Foreign exchange contracts	532	289	88	155		8	147
Credit contracts	3	1	1	1			1
Total derivative assets (a) (b)	$6,253	$2,312	$582	$3,359	(c)	$223	$3,136

	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
March 31, 2015 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$3,842	$2,200	$540	$1,102			$1,102
Foreign exchange contracts	389	108	21	260			260
Credit contracts	5	4	1
Other contracts	508			508			508
Total derivative liabilities (a) (b)	$4,744	$2,312	$562	$1,870	(d)		$1,870

The PNC Financial Services Group, Inc. – Form 10-Q    107

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
December 31, 2014 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$4,918	$1,981	$458	$2,479		$143	$2,336
Foreign exchange contracts	314	159	47	108		1	107
Credit contracts	2	1	1
Total derivative assets (a) (b)	$5,234	$2,141	$506	$2,587	(c)	$144	$2,443

	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
December 31, 2014 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$3,272	$2,057	$483	$732			$732
Foreign exchange contracts	241	80	20	141			141
Credit contracts	4	4
Other contracts	510			510			510
Total derivative liabilities (a) (b)	$4,027	$2,141	$503	$1,383	(d)		$1,383

(a)	There were no derivative assets or derivative liabilities equity contracts as of March 31, 2015 and December 31, 2014.
(b)	Included derivative assets and derivative liabilities as of March 31, 2015 totaling $1.2 billion and $1.0 billion, respectively, related to interest rate contracts executed bilaterally with counterparties in the U.S. over-the-counter market and novated to and cleared through a central clearing house. The comparable amounts as of December 31, 2014 totaled $807 million and $657 million, respectively. Derivative assets and liabilities as of March 31, 2015 and December 31, 2014 related to exchange-traded interest rate contracts were not material. As of March 31, 2015 and December 31, 2014, these contracts were not subject to offsetting. The remaining gross and net derivative assets and liabilities relate to contracts executed bilaterally with counterparties that are not settled through an organized exchange or central clearing house.
(c)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(d)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

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

At March 31, 2015, we held cash, U.S. government securities and mortgage-backed securities totaling $943 million under master netting and other collateral agreements to collateralize net derivative assets due from counterparties, and we have pledged cash totaling $610 million under these agreements to collateralize net derivative liabilities owed to counterparties. These totals may differ from the amounts presented in the preceding offsetting table because they may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair value with the counterparty as of the balance sheet date due to timing or other factors. To the extent not netted against the derivative fair value under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain of the master netting agreements and certain other derivative agreements also contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, we would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2015 was $.8 billion for which PNC had posted collateral of $.6 billion in the normal course of business. The maximum additional amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2015 would be $.2 billion.

108    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 12 EARNINGS PER SHARE

Table 107: Basic and Diluted Earnings per Common Share

Three months ended March 31 In millions, except per share data	2015	2014
Basic
Net income	$1,004	$1,060
Less:
Net income (loss) attributable to noncontrolling interests	1	(2)
Preferred stock dividends and discount accretion and redemptions	70	70
Net income attributable to common shares	933	992
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	2	3
Net income attributable to basic common shares	$931	$989
Basic weighted-average common shares outstanding	521	532
Basic earnings per common share (a)	$1.79	$1.86
Diluted
Net income attributable to basic common shares	$931	$989
Less: Impact of BlackRock earnings per share dilution	5	6
Net income attributable to diluted common shares	$926	$983
Basic weighted-average common shares outstanding	521	532
Dilutive potential common shares (b) (c)	8	7
Diluted weighted-average common shares outstanding	529	539
Diluted earnings per common share (a)	$1.75	$1.82
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(b)	Excludes number of stock options considered to be anti-dilutive of 1 million for the three months ended March 31, 2014. No stock options were considered to be anti-dilutive for the three months ended March 31, 2015.
(c)	No warrants were considered to be anti-dilutive for the three months ended March 31, 2015 and March 31, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    109

NOTE 13 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first three months of 2014 and 2015 follows.

Table 108: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2013	533	$2,698	$3,941	$12,416	$23,251	$436	$(408)	$1,703	$44,037
Cumulative effect of adopting ASC 860-50 (a)					2				2
Balance at January 1, 2014	533	$2,698	$3,941	$12,416	$23,253	$436	$(408)	$1,703	$44,039
Net income					1,062			(2)	1,060
Other comprehensive income (loss), net of tax						220			220
Cash dividends declared
Common ($.44 per share)					(235)				(235)
Preferred					(68)				(68)
Preferred stock discount accretion			2		(2)
Common stock activity (b)		2		28					30
Treasury stock activity	1			7			26		33
Other				(57)				(104)	(161)
Balance at March 31, 2014 (c)	534	$2,700	$3,943	$12,394	$24,010	$656	$(382)	$1,597	$44,918
Balance at January 1, 2015	523	$2,705	$3,946	$12,627	$26,200	$503	$(1,430)	$1,523	$46,074
Net income					1,003			1	1,004
Other comprehensive income (loss), net of tax						200			200
Cash dividends declared
Common ($.48 per share)					(251)				(251)
Preferred					(68)				(68)
Preferred stock discount accretion			2		(2)
Common stock activity (b)		1		8					9
Treasury stock activity	(3)			(18)			(345)		(363)
Other				(56)				(111)	(167)
Balance at March 31, 2015 (c)	520	$2,706	$3,948	$12,561	$26,882	$703	$(1,775)	$1,413	$46,438
(a)	Amount represents the cumulative impact of our January 1, 2014 irrevocable election to prospectively measure all classes of commercial MSRs at fair value. See Note 1 Accounting Policies and Note 8 Goodwill and Other Intangible Assets for more information on this election in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K.
(b)	Common stock activity totaled less than .5 million shares issued.
(c)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

Warrants

We had 15,796,592 warrants outstanding as of March 31, 2015 compared to 16,885,192 as of December 31, 2014. The reduction was due to 1,088,600 warrants that were exercised during the first quarter of 2015. Each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.33 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. In the first quarter of 2015, we issued

316,897 common shares resulting from the exercise of the warrants. The issuance of these shares resulted in a reclassification within Capital surplus – Common stock and other with no impact on PNC’s Shareholder’s equity. The remaining outstanding warrants will expire as of December 31, 2018, and are considered in the calculation of diluted earnings per common share in Note 12 Earnings Per Share in this Report.

110    The PNC Financial Services Group, Inc. – Form 10-Q

Table 109: Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at December 31, 2013	$647	$(238)	$409
First Quarter 2014 activity
Increase in net unrealized gains (losses) on non-OTTI securities	201	(74)	127
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	7	(3)	4
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	5	(2)	3
Net unrealized gains (losses) on non-OTTI securities	189	(69)	120
Balance at March 31, 2014	836	(307)	529
Balance at December 31, 2014	1,022	(375)	647
First Quarter 2015 activity
Increase in net unrealized gains (losses) on non-OTTI securities	132	(49)	83
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	7	(3)	4
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	51	(19)	32
Net unrealized gains (losses) on non-OTTI securities	74	(27)	47
Balance at March 31, 2015	$1,096	$(402)	$694
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2013	$36	$(12)	$24
First Quarter 2014 activity
Increase in net unrealized gains (losses) on OTTI securities	64	(24)	40
Less: OTTI losses realized on securities reclassified to noninterest income	(2)	1	(1)
Net unrealized gains (losses) on OTTI securities	66	(25)	41
Balance at March 31, 2014	102	(37)	65
Balance at December 31, 2014	115	(41)	74
First Quarter 2015 activity
Increase in net unrealized gains (losses) on OTTI securities	2	(1)	1
Less: OTTI losses realized on securities reclassified to noninterest income	(1)		(1)
Net unrealized gains (losses) on OTTI securities	3	(1)	2
Balance at March 31, 2015	$118	$(42)	$76
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2013	$384	$(141)	$243
First Quarter 2014 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	72	(26)	46
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	69	(25)	44
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	3	(1)	2
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	5	(2)	3
Net unrealized gains (losses) on cash flow hedge derivatives	(5)	2	(3)
Balance at March 31, 2014	379	(139)	240
Balance at December 31, 2014	552	(202)	350
First Quarter 2015 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	298	(110)	188
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	64	(23)	41
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	4	(2)	2
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	(9)	3	(6)
Net unrealized gains (losses) on cash flow hedge derivatives	239	(88)	151
Balance at March 31, 2015	$791	$(290)	$501

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    111

(continued from previous page)

In millions	Pretax	Tax		After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2013	$(374)		$137	$(237)
First Quarter 2014 activity
Net pension and other postretirement benefit plan activity	83		(31)	52
Amortization of actuarial loss (gain) reclassified to other noninterest expense	1			1
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)		1	(1)
Total First Quarter 2014 activity	82		(30)	52
Balance at March 31, 2014	(292)		107	(185)
Balance at December 31, 2014	(820)		300	(520)
First Quarter 2015 activity
Net pension and other postretirement benefit plan activity	53		(20)	33
Amortization of actuarial loss (gain) reclassified to other noninterest expense	9		(3)	6
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)		1	(1)
Total First Quarter 2015 activity	60		(22)	38
Balance at March 31, 2015	$(760)		$278	$(482)
Other
Balance at December 31, 2013	$(20)		$17	$(3)
First Quarter 2014 Activity
PNC’s portion of BlackRock’s OCI	11		(4)	7
Net investment hedge derivatives (b)	(7)		3	(4)
Foreign currency translation adjustments (c)	7			7
Total First Quarter 2014 activity	11		(1)	10
Balance at March 31, 2014	(9)		16	7
Balance at December 31, 2014	(59)		11	(48)
First Quarter 2015 Activity
PNC’s portion of BlackRock’s OCI	(25)		9	(16)
Net investment hedge derivatives (b)	54		(20)	34
Foreign currency translation adjustments (c)	(56)			(56)
Total First Quarter 2015 activity	(27)		(11)	(38)
Balance at March 31, 2015	$(86)	$		$(86)
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.
(c)	The earnings of PNC’s Luxembourg-UK lending business have been indefinitely reinvested; thereafter, no U.S. deferred income tax has been recorded on the foreign currency translation of the investment.

Table 110: Accumulated Other Comprehensive Income (Loss) Components

	March 31, 2015		December 31, 2014
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains (losses) on non-OTTI securities	$1,096	$694	$1,022	$647
Net unrealized gains (losses) on OTTI securities	118	76	115	74
Net unrealized gains (losses) on cash flow hedge derivatives	791	501	552	350
Pension and other postretirement benefit plan adjustments	(760)	(482)	(820)	(520)
Other	(86)	(86)	(59)	(48)
Accumulated other comprehensive income (loss)	$1,159	$703	$810	$503

112    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 14 INCOME TAXES

Table 111: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	March 31 2015	December 31 2014
Net Operating Loss Carryforwards:
Federal	$977	$997
State	$2,536	$2,594
Tax Credit Carryforwards:
Federal	$35	$35
State	$7	$7

The federal net operating loss carryforwards expire in 2032. The state net operating loss carryforwards will expire from 2015 to 2031. The majority of the tax credit carryforwards expire in 2032. All federal and most state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. It is anticipated that the company will be able to fully utilize its carryforwards for federal tax purposes, but a valuation allowance of $65 million has been recorded against certain state tax carryforwards as of March 31, 2015. If select uncertain tax positions were successfully challenged by a state, the state net operating losses listed above could be reduced by $60 million.

The Internal Revenue Service (IRS) is currently examining PNC’s 2011 through 2013 returns. National City’s consolidated federal income tax returns through 2008 have been audited by the IRS. Certain adjustments remain under review by the IRS Appeals Division for years 2004 through 2008.

The Company had unrecognized tax benefits of $83 million at March 31, 2015 and $77 million at December 31, 2014. At March 31, 2015, $68 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the balance of unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the balance of unrecognized tax benefits could decrease by $58 million within the next twelve months.

During the three months ended March 31, 2015, we recognized $51 million of amortization, $55 million of tax credits, and $19 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes.

NOTE 15 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 15 as well as those matters disclosed in Note 21 Legal Proceedings in Part II, Item 8 of our 2014 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2015, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $725 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

The PNC Financial Services Group, Inc. – Form 10-Q    113

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

Captive Mortgage Reinsurance Litigation

In March 2015, the parties in White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928), pending in the United States District Court for the Eastern District of Pennsylvania, stipulated to, and the court ordered, a stay of all proceedings pending the outcome of another matter currently on appeal before the United States Court of Appeals for the Third Circuit that involves overlapping issues.

Lender Placed Insurance Litigation

In March 2015, in Montoya vs. PNC Bank, N.A., et al.(Case No. 14-cv-20474-JG), the United States District Court for the Southern District of Florida denied PNC’s motion to dismiss, except that it granted the motion as to the Ohio good faith and fair dealing claim.

Mortgage Repurchase Litigation

In January 2015, the lawsuit pending in the United States District Court for the District of Minnesota under the caption Residential Funding Company, LLC v. PNC Bank, N.A., et al. (Civil No. 13-3498- JRT-JSM) was consolidated for pre-trial purposes with other lawsuits pending in the District of Minnesota filed by Residential Funding Company, LLC against other originators of mortgage loans that it had purchased. The consolidated action is captioned In Re: RFC and RESCAP Liquidating Trust Litigation, Civil File No. 13-cv-3451 (SRN/JJK/HB).

Pre-need Funeral Arrangements

In March 2015, in the case pending in the United States District Court for the Eastern District of Missouri under the caption Jo Ann Howard, P.C., et al. v. Cassity, et al. (No. 4:09-CV-1252-ERW), the court, after a jury trial, entered a judgment against National City Bank and PNC Bank (the PNC defendants) in the amount of $355.5 million in compensatory damages and $35.6 million in punitive damages. In April 2015, the plaintiffs filed motions with the court seeking $178.8 million in pre-judgment interest. Also, in April 2015, the PNC defendants filed motions with the court to reduce the compensatory damages by the amounts paid in settlement by other defendants, to strike the punitive damages award, for judgment as a matter of law, and for a new trial. If the PNC defendants do not obtain sufficient relief through these motions, they intend to appeal the judgment to the U.S. Court of Appeals for the Eighth Circuit.

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

114    The PNC Financial Services Group, Inc. – Form 10-Q

whether in the proceedings or other matters described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of the loss resulting from the claim and the amount of income otherwise reported for the reporting period.

See Note 16 Commitments and Guarantees for additional information regarding the Visa indemnification and our other obligations to provide indemnification, including to current and former officers, directors, employees and agents of PNC and companies we have acquired.

NOTE 16 COMMITMENTS AND GUARANTEES

Commitments

In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of March 31, 2015 and December 31, 2014, respectively.

Table 112: Commitments to Extend Credit and Other Commitments

In millions	March 31 2015	December 31 2014
Commitments to extend credit
Total commercial lending	$96,866	$99,837
Home equity lines of credit	17,784	17,839
Credit card	18,539	17,833
Other	4,771	4,178
Total commitments to extend credit	137,960	139,687
Net outstanding standby letters of credit (a)	9,750	9,991
Reinsurance agreements	2,428	4,297
Standby bond purchase agreements (b)	1,080	1,095
Other commitments related to equity investments (c)	970	962
Total commitments to extend credit and other commitments	$152,188	$156,032
(a)	Net outstanding standby letters of credit include $5.4 billion and $5.2 billion which support remarketing programs at March 31, 2015 and December 31, 2014, respectively.
(b)	We enter into standby bond purchase agreements to support municipal bond obligations.
(c)	Includes $411 million and $441 million related to investments in qualified affordable housing projects at March 31, 2015 and December 31, 2014, respectively.

Commitments to Extend Credit

Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. Based on our historical experience, some commitments expire unfunded, and therefore cash requirements are substantially less than the total commitment.

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Internal credit ratings related to our net outstanding standby letters of credit were as follows:

Table 113: Internal Credit Ratings Related to Net Outstanding Standby Letters of Credit

	March 31 2015	December 31 2014
Internal credit ratings (as a percentage of portfolio):
Pass (a)	95%	95%
Below pass (b)	5%	5%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2015 had terms ranging from less than 1 year to 8 years.

As of March 31, 2015, assets of $989 million secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $180 million at March 31, 2015 and is included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    115

Reinsurance Agreements

We have a wholly-owned captive insurance subsidiary which provides reinsurance for accidental death & dismemberment, credit life, accident & health and lender placed hazard, all of which are in run-off. Aggregate maximum exposure up to the specified limits for all reinsurance contracts is as follows:

Table 114: Reinsurance Agreements Exposure (a) (b)

In millions	March 31 2015	December 31 2014
Accidental Death & Dismemberment	$1,740	$1,774
Credit Life, Accident & Health	441	467
Lender Placed Hazard (c) (d)	247	2,056
Maximum Exposure (e)	$2,428	$4,297
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$440	$466
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	All programs are in run-off for coverage issued.
(c)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur, PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.
(d)	Program was placed into run-off for coverage issued or renewed on or after June 1, 2014 with policy terms one year or less.
(e)	The Borrower and Lender Paid Mortgage Insurance program was placed into run-off. Most of these policies carry no liability to PNC, and due to immateriality this program is no longer included in the maximum exposure amount.

A rollforward of the reinsurance reserves for probable losses for the first three months of 2015 and 2014 follows:

Table 115: Reinsurance Reserves – Rollforward

In millions	2015	2014
January 1	$13	$32
Paid Losses	(3)	(7)
Net Provision	3	3
March 31	$13	$28

The reinsurance reserves are declining as the programs are in run-off. There were no other changes to existing agreements nor did we enter into any new relationships.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At March 31, 2015, the reasonably possible loss above our accrual was not material.

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

116    The PNC Financial Services Group, Inc. – Form 10-Q

In some cases, indemnification obligations of the types described above arise under arrangements entered into by predecessor companies for which we become responsible as a result of the acquisition.

Pursuant to their bylaws, PNC and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of PNC and its subsidiaries. PNC and its subsidiaries also advance on behalf of covered individuals costs incurred in connection with certain claims or proceedings, subject to written undertakings by each such individual to repay all amounts advanced if it is ultimately determined that the individual is not entitled to indemnification. We generally are responsible for similar indemnifications and advancement obligations that companies we acquire had to their officers, directors and sometimes employees and agents at the time of acquisition. We advanced such costs on behalf of several such individuals with respect to pending litigation or investigations during 2015. It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity or to advance such costs.

Visa Indemnification

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (Visa). For additional information on our Visa indemnification and the related interchange litigation see Note 21 Legal Proceedings and Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Form 10-K.

Recourse and Repurchase Obligations

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities, PNC has sold commercial mortgage, residential mortgage and home equity loans/lines of credit directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets.

Commercial Mortgage Loan Recourse Obligations

We originate and service certain multi-family commercial mortgage loans which are sold to FNMA under FNMA’s Delegated Underwriting and Servicing (DUS) program. We participated in a similar program with the FHLMC.

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At March 31, 2015 and December 31, 2014, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.6 billion and $12.3 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.8 billion at March 31, 2015 and $3.7 billion at December 31, 2014.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $38 million and $33 million as of March 31, 2015 and March 31, 2014, respectively, and is included in Other liabilities on our Consolidated Balance Sheet.

If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

Table 116: Analysis of Commercial Mortgage Recourse Obligations

In millions	2015	2014
January 1	$35	$33
Reserve adjustments, net	3
March 31	$38	$33

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

The PNC Financial Services Group, Inc. – Form 10-Q    117

engaged in the brokered home equity lending business, only subsequent adjustments are recognized to the home equity loans/lines indemnification and repurchase liability. These adjustments are recognized in Other noninterest income on the Consolidated Income Statement.

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At March 31, 2015 and March 31, 2014, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $134 million and $122 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during 2015 and 2014 follows:

Table 117: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2015			2014
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b) (c)	Total
January 1	$107	$29	$136	$131	$22	$153
Reserve adjustments, net	1		1	(19)	3	(16)
Losses – loan repurchases and private investor settlements	(2)	(1)	(3)	(9)	(6)	(15)
March 31	$106	$28	$134	$103	$19	$122
(a)	The unpaid principal balance of loans associated with our exposure to repurchase obligations totaled $67.6 billion and $70.5 billion at March 31, 2015 and March 31, 2014, respectively.
(b)	Repurchase obligation was associated with sold loan portfolios of $2.4 billion and $2.8 billion at March 31, 2015 and March 31, 2014, respectively. PNC is no longer engaged in the brokered home equity lending business, which was acquired with National City.
(c)	In prior periods, the unpaid principal balance of loans serviced for home equity loans/lines of credit in (b) above reflected the outstanding balance at the time of charge-off. During the second quarter of 2014, we corrected the outstanding principal balance to reflect the unpaid principal balance as of the reporting date. Accordingly, the prior period amount as of March 31, 2014 was reduced by $.8 billion.

Management believes the indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of March 31, 2015. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices and other economic conditions. At March 31, 2015, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $94 million for our portfolio of residential mortgage loans sold. At March 31, 2015, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines of credit sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

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

118    The PNC Financial Services Group, Inc. – Form 10-Q

Table 118 shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 118. The amounts reported in Table 118 exclude the fair value adjustment on the structured resale agreements of $7 million at both March 31, 2015 and December 31, 2014, respectively, that we have elected to account for at fair value. Refer to Note 7 Fair Value for additional information regarding the structured resale agreements at fair value.

Refer to Note 11 Financial Derivatives for additional information related to offsetting of financial derivatives.

Table 118: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale Agreements (a)	Securities Collateral Held Under Master Netting Agreements (b)	Net Amounts (c)
Resale Agreements
March 31, 2015	$1,733		$1,733	$1,659	$74
December 31, 2014	$1,646		$1,646	$1,569	$77

In millions	Gross Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Repurchase Agreements (d)	Securities Collateral Pledged Under Master Netting Agreements (b)	Net Amounts (e)
Repurchase Agreements
March 31, 2015	$2,153		$2,153	$1,362	$791
December 31, 2014	$3,406		$3,406	$2,580	$826
(a)	Represents the resale agreement amount included in Federal funds sold and resale agreements on our Consolidated Balance Sheet and the related accrued interest income in the amount of less than $1 million at March 31, 2015 and $1 million at December 31, 2014, respectively, which is included in Other Assets on the Consolidated Balance Sheet.
(b)	Represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(c)	Represents certain long term resale agreements which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(d)	Represents the repurchase agreement amount included in Federal funds purchased and repurchase agreements on our Consolidated Balance Sheet and the related accrued interest expense in the amount of less than $1 million at both March 31, 2015 and December 31, 2014, which is included in Other Liabilities on the Consolidated Balance Sheet.
(e)	Represents overnight repurchase agreements entered into with municipalities, pension plans, and certain trusts and insurance companies which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting. There were no long term repurchase agreements as of March 31, 2015 and December 31, 2014.

NOTE 17 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

Net interest income in business segment results reflects PNC’s internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors. In the first quarter of 2015, enhancements were made to PNC’s funds transfer pricing methodology primarily for costs related to the new regulatory short-term liquidity standards. The enhancements incorporate an additional charge assigned to assets, including for unfunded loan commitments. Conversely, a higher transfer pricing credit has been assigned to those deposits that are accorded higher value under Liquidity Coverage Ratio rules for liquidity purposes. Please see the Supervision and Regulation section in Item 1 and the Liquidity Risk Management section in Item 7 of our 2014 Form 10-K for more information about the ratio. These

The PNC Financial Services Group, Inc. – Form 10-Q    119

adjustments apply to business segment results prospectively beginning with the first quarter of 2015. Excluding any changes in business volumes, the estimated impacts of this change to net interest income for Retail Banking and Corporate & Institutional Banking were approximately an increase of $55 million and a decrease of $60 million, respectively, for the first quarter of 2015. The impacts to the other business segments were not significant. Prior periods have not been adjusted due to the impracticability of estimating the impact of the change for prior periods.

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

120    The PNC Financial Services Group, Inc. – Form 10-Q

BlackRock is a leading publicly traded investment management firm providing a broad range of investment and risk management services to institutional and retail clients worldwide. Using a diverse platform of active and index investment strategies across asset classes, BlackRock develops investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. BlackRock also offers an investment and risk management technology platform, risk analytics and advisory services and solutions to a broad base of institutional investors.

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At March 31, 2015, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $80 million and $71 million during the first three months of 2015 and 2014, respectively.

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit, and a small commercial/commercial real estate loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

Table 119: Results Of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2015
Income Statement
Net interest income	$1,037	$823	$73	$30		$112	$(3)	$2,072
Noninterest income	488	429	208	177	$175	9	173	1,659
Total revenue	1,525	1,252	281	207	175	121	170	3,731
Provision for credit losses (benefit)	49	17	12	2		(31)	5	54
Depreciation and amortization	43	36	11	4			99	193
Other noninterest expense	1,115	478	199	157		24	183	2,156
Income (loss) before income taxes and noncontrolling interests	318	721	59	44	175	128	(117)	1,328
Income taxes (benefit)	116	239	22	16	40	47	(156)	324
Net income	$202	$482	$37	$28	$135	$81	$39	$1,004
Inter-segment revenue		$2	$2	$5	$4	$(2)	$(11)
Average Assets (a)	$74,017	$131,178	$7,943	$7,245	$6,645	$7,276	$113,753	$348,057
2014
Income Statement
Net interest income	$980	$903	$71	$40		$142	$59	$2,195
Noninterest income	514	364	199	166	$160	6	173	1,582
Total revenue	1,494	1,267	270	206	160	148	232	3,777
Provision for credit losses (benefit)	145	(13)	12	(1)		(52)	3	94
Depreciation and amortization	44	31	10	3			93	181
Other noninterest expense	1,056	457	189	210		26	145	2,083
Income (loss) before income taxes and noncontrolling interests	249	792	59	(6)	160	174	(9)	1,419
Income taxes (benefit)	91	269	22	(2)	37	64	(122)	359
Net income (loss)	$158	$523	$37	$(4)	$123	$110	$113	$1,060
Inter-segment revenue	$1	$(2)	$3	$4	$4	$(3)	$(7)
Average Assets (a)	$75,920	$117,937	$7,599	$8,777	$6,272	$8,889	$94,168	$319,562
(a)	Period-end balances for BlackRock.

NOTE 18 SUBSEQUENT EVENTS

On May 4, 2015, we redeemed $500 million of PNC’s Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series K, as well as all Depositary Shares representing interests therein. Each Depositary Share represented a 1/10 interest in a share of the Series K Preferred Stock. All 50,000 shares of Series K Preferred Stock, as well as all 500,000 Depositary Shares representing interests therein, were redeemed. The redemption price was $10,000 per share of Series K Preferred Stock equivalent to $1,000 per Depositary Share, plus declared and unpaid dividends to but excluding the redemption date.

The PNC Financial Services Group, Inc. – Form 10-Q    121

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	First Quarter 2015			Fourth Quarter 2014
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$19,290	$129	2.67%	$17,745	$121	2.72%
Non-agency	4,657	53	4.51	4,832	52	4.33
Commercial mortgage-backed	6,260	50	3.19	5,799	49	3.37
Asset-backed	5,140	27	2.08	5,089	27	2.15
U.S. Treasury and government agencies	5,142	16	1.27	5,140	16	1.21
State and municipal	1,969	22	4.45	1,935	23	4.58
Other debt	1,777	11	2.53	1,780	14	3.25
Corporate stock and other	457		.10	433		.11
Total securities available for sale	44,692	308	2.75	42,753	302	2.82
Securities held to maturity
Residential mortgage-backed	7,035	57	3.26	5,832	52	3.60
Commercial mortgage-backed	2,097	22	4.16	2,257	23	4.09
Asset-backed	755	3	1.52	767	3	1.50
U.S. Treasury and government agencies	249	2	3.77	247	2	3.82
State and municipal	2,018	28	5.52	2,048	28	5.50
Other	320	2	2.89	324	3	3.02
Total securities held to maturity	12,474	114	3.67	11,475	111	3.88
Total investment securities	57,166	422	2.95	54,228	413	3.05
Loans
Commercial	97,866	728	2.98	95,646	743	3.04
Commercial real estate	23,924	228	3.80	23,176	230	3.88
Equipment lease financing	7,539	65	3.47	7,621	76	3.97
Consumer	61,476	638	4.21	62,213	644	4.11
Residential real estate	14,350	175	4.88	14,223	175	4.90
Total loans	205,155	1,834	3.59	202,879	1,868	3.63
Interest-earning deposits with banks	30,405	19	.25	27,701	20	.29
Loans held for sale	2,246	23	4.20	2,205	26	4.67
Federal funds sold and resale agreements	1,655	1	.22	1,771	1	.28
Other	5,046	69	5.43	5,121	58	4.56
Total interest-earning assets/interest income	301,673	2,368	3.15	293,905	2,386	3.21
Noninterest-earning assets:
Allowance for loan and lease losses	(3,317)			(3,383)
Cash and due from banks	4,067			4,176
Other	45,634			44,948
Total assets	$348,057			$339,646
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$79,994	47	.24	$77,696	40	.20
Demand	46,131	7	.06	44,389	6	.06
Savings	13,053	5	.15	12,410	5	.14
Retail certificates of deposit	18,541	32	.71	18,700	34	.72
Time deposits in foreign offices and other time	2,192	1	.19	2,754	1	.20
Total interest-bearing deposits	159,911	92	.23	155,949	86	.22
Borrowed funds
Federal funds purchased and repurchase agreements	3,116	1	.12	3,339	1	.11
Federal Home Loan Bank borrowings	20,774	24	.45	16,786	20	.46
Bank notes and senior debt	15,351	52	1.36	15,395	53	1.35
Subordinated debt	8,851	58	2.64	8,812	58	2.64
Commercial paper	4,986	4	.34	4,735	3	.31
Other	3,274	16	1.99	3,303	19	2.25
Total borrowed funds	56,352	155	1.10	52,370	154	1.17
Total interest-bearing liabilities/interest expense	216,263	247	.46	208,319	240	.45
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	73,178			73,468
Allowance for unfunded loan commitments and letters of credit	260			251
Accrued expenses and other liabilities	12,326			11,639
Equity	46,030			45,969
Total liabilities and equity	$348,057			$339,646
Interest rate spread			2.69			2.76
Impact of noninterest-bearing sources			.13			.13
Net interest income/margin		$2,121	2.82%		$2,146	2.89%
(a)	Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities.

122    The PNC Financial Services Group, Inc. – Form 10-Q

Third Quarter 2014			Second Quarter 2014			First Quarter 2014
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$18,134	$120	2.64%	$19,207	$125	2.62%	$20,721	$137	2.64%
5,021	58	4.64	5,204	68	5.19	5,375	66	4.91
5,147	47	3.61	5,295	48	3.59	5,576	48	3.49
5,207	26	2.01	5,400	27	1.96	5,593	25	1.79
5,142	13	1.01	4,883	15	1.20	4,169	13	1.30
1,913	19	3.98	2,104	22	4.27	2,652	32	4.78
1,763	11	2.41	2,028	12	2.35	2,505	15	2.39
404		.10	362		.11	409		.10
42,731	294	2.75	44,483	317	2.84	47,000	336	2.86
5,778	49	3.35	5,977	53	3.55	5,995	53	3.55

2,409	24	3.99	2,560	24	3.76	2,748	28	4.09
874	3	1.75	990	4	1.54	1,004	4	1.51
245	2	3.81	242	3	3.80	240	2	3.77
2,058	29	5.50	1,732	23	5.47	1,055	15	5.61
325	2	2.84	331	2	2.87	337	3	3.00
11,689	109	3.73	11,832	109	3.69	11,379	105	3.68
54,420	403	2.96	56,315	426	3.02	58,379	441	3.02

92,547	751	3.17	91,866	751	3.24	89,517	784	3.50
22,961	229	3.90	22,775	232	4.04	21,652	228	4.20
7,610	66	3.48	7,564	68	3.61	7,470	68	3.64
62,351	654	4.16	62,472	649	4.16	63,093	662	4.26
14,359	180	5.03	14,556	177	4.86	14,849	189	5.09
199,828	1,880	3.71	199,233	1,877	3.75	196,581	1,931	3.95
22,108	12	.23	14,650	10	.27	12,157	7	.23
2,272	26	4.48	2,060	24	4.79	1,949	23	4.71
1,409	2	.38	1,184	1	.49	1,416	1	.32
4,914	52	4.24	4,927	65	5.26	5,296	53	4.02
284,951	2,375	3.30	278,369	2,403	3.44	275,778	2,456	3.58

(3,445)			(3,512)			(3,591)
3,934			3,776			3,890
44,005			43,887			43,485
$329,445			$322,520			$319,562

$76,014	35	.18	$74,261	33	.18	$74,034	32	.17
43,112	6	.05	43,316	5	.05	42,635	5	.05
12,152	3	.12	11,976	4	.10	11,408	2	.08
19,317	36	.73	20,012	37	.74	20,538	38	.75
2,235	1	.18	2,168	1	.17	2,069	1	.18
152,830	81	.21	151,733	80	.21	150,684	78	.21

3,319		.08	3,343	1	.07	4,250	1	.11
15,328	19	.48	14,193	17	.50	13,100	17	.50
14,221	48	1.33	13,490	51	1.51	13,327	50	1.49
8,804	53	2.40	8,570	57	2.65	8,040	51	2.54
4,863	4	.30	4,917	4	.29	4,931	3	.28
2,801	19	2.62	2,591	17	2.60	2,740	15	2.20
49,336	143	1.14	47,104	147	1.24	46,388	137	1.18
202,166	224	.44	198,837	227	.45	197,072	215	.44

70,993			68,219			67,679
232			228			241
10,307			10,035			10,123
45,747			45,201			44,447
$329,445			$322,520			$319,562
		2.86			2.99			3.14
		.12			.13			.12
	$2,151	2.98%		$2,176	3.12%		$2,241	3.26%
(b)	Loan fees for the three months ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014 were $27 million, $37 million, $33 million, $33 million and $59 million, respectively.
(c)	Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the three months ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014 were $49 million, $49 million, $47 million, $47 million and $46 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    123

Transitional Basel III and Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratios – 2014 Periods

	2014 Transitional Basel III		Pro forma Fully Phased-In Basel III(a)(b)
Dollars in millions	December 31 2014	March 31 2014	December 31 2014	March 31 2014
Common stock, related surplus and retained earnings, net of treasury stock	$40,103	$38,722	$40,103	$38,722
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(8,939)	(8,932)	(9,276)	(9,291)
Basel III total threshold deductions	(212)	(214)	(1,081)	(1,186)
Accumulated other comprehensive income (c)	40	82	201	410
All other adjustments	(63)	(16)	(121)	(106)
Estimated Basel III Common equity Tier 1 capital	$30,929	$29,642	$29,826	$28,549
Estimated Basel I risk-weighted assets calculated in accordance with transition rules (d)	$284,018	$273,826	N/A	N/A
Estimated Basel III standardized approach risk-weighted assets (e)	N/A	N/A	$298,786	$293,310
Estimated Basel III advanced approaches risk-weighted assets (f)	N/A	N/A	$285,870	$289,441
Estimated Basel III Common equity Tier 1 capital ratio	10.9%	10.8%	10.0%	9.7%
Risk weight and associated rules utilized	Basel I (with 2014 transition adjustments)		Standardized
(a)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions.
(b)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance and, in the case of those ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(c)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(d)	Includes credit and market risk-weighted assets.
(e)	Basel III standardized approach risk-weighted assets were estimated based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(f)	Basel III advanced approaches risk-weighted assets were estimated based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets.

124    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 15 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2014 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the first quarter of 2015 are included in the following table:

In thousands, except per share data

2015 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 – 31	1,979	$86.05	1,954	6,132
February 1 – 28	1,854	$90.05	1,283	4,849
March 1 – 31	1,221	$94.28	1,151	3,698
Total	5,054	$89.51	4,388
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. Note 13 Employee Benefit Plans and Note 14 Stock Based Compensation Plans in the Notes to Consolidated Financial Statements in Item 8 of our 2014 Annual Report on Form 10-K include additional information regarding our employee benefit plans and equity compensation plans that use PNC common stock.
(b)	On October 4, 2007, our Board of Directors authorized the repurchase of up to 25 million shares of PNC Common Stock. On March 11, 2015, we announced that our Board of Directors had approved both the termination of this authorization, effective as of March 31, 2015, and the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. Our 2014 capital plan, submitted as part of the CCAR process and approved by the Federal Reserve, included share repurchase programs of up to $1.5 billion for the four quarter period beginning with the second quarter of 2014. This amount does not include share repurchases in connection with various employee benefit plans referenced in note (a). In the first quarter of 2015, in accordance with PNC’s 2014 capital plan and under the share repurchase authorization in effect during that period, we repurchased 4.4 million shares of common stock on the open market, with an average price of $89.48 per share and an aggregate repurchase price of $.4 billion. See the Capital portion of the Consolidated Balance Sheet Review in Part I, Item 2 of this Report for more information on the share repurchase programs under the new share repurchase authorization referenced above for the period April 1, 2015 through June 30, 2016 included in the 2015 capital plan accepted by the Federal Reserve.

The PNC Financial Services Group, Inc. – Form 10-Q    125

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

One PNC Plaza, 249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

Stock Listing The common stock of The PNC Financial Services Group, Inc. is listed on the New York Stock Exchange under the symbol “PNC”.

Internet Information The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About Us – Investor Relations,” such as Investor Events, SEC Filings, Financial Information (including Quarterly Earnings, Annual Reports, Proxy Statements and Regulatory Disclosures), Financial Press Releases, Message from the Chairman and Corporate Governance. Under “Investor Relations,” we will from time to time post information that we believe may be important or useful to investors. We use our Twitter account, @pncnews, as an additional way of disseminating public information from time to time to investors. We generally post the following on our corporate website shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, including annual, quarterly and current reports, presentation materials associated with earnings and other investor conference calls or events, and access to live and taped audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and adjusted information and we provide GAAP reconciliations when we refer to adjusted information and results. Where applicable, we provide GAAP reconciliations for such additional information in materials for that event or in materials for other prior investor presentations or in our annual, quarterly or current reports. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information.

PNC was also required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios in March 2015 under a supervisory hypothetical severely adverse economic scenario and will provide in July 2015 similar public disclosure under a PNC-developed hypothetical severely adverse economic scenario, as well as information concerning its capital stress testing processes,

126    The PNC Financial Services Group, Inc. – Form 10-Q

pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. PNC is also required to make certain additional regulatory capital-related public disclosures about PNC’s capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Under these regulations, PNC may satisfy these requirements through postings on its website, and PNC has done so and expects to continue to do so without also providing disclosure of this information through filings with the SEC. We also post on our website communications to our shareholders, such as the letter to shareholders that accompanies the Form 10-K mailed to shareholders, and may not file them as exhibits to filings with the SEC when not expressly required.

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

	High	Low	Close	Cash Dividends Declared (a)
2015 Quarter
First	$96.71	$81.84	$93.24	$.48
Total				$.48
2014 Quarter
First	$87.80	$76.06	$87.00	$.44
Second	89.85	79.80	89.05	.48
Third	90.00	80.43	85.58	.48
Fourth	93.45	76.69	91.23	.48
Total				$1.88
(a)	Our Board approved a second quarter 2015 cash dividend of $.51 per common share, which was payable on May 5, 2015.

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

The PNC Financial Services Group, Inc. – Form 10-Q    127

operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the 2015 Comprehensive Capital Analysis and Review (CCAR) process as described in the Executive Summary section of the Financial Review of this Report and in Supervision and Regulation section in Item 1 of our 2014 Form 10-K.

Dividend Reinvestment And Stock Purchase Plan

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of our common and preferred Series B stock to conveniently purchase additional shares of common stock. You can obtain a prospectus and enrollment form by contacting Shareholder Services at 800-982-7652.

Stock Transfer Agent And Registrar

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

Registered shareholders may contact the above phone number regarding dividends and other shareholder services.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 7, 2015 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Robert Q. Reilly

Robert Q. Reilly

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

128    The PNC Financial Services Group, Inc. – Form 10-Q