Form 10-Q
period 2015-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2015-08-05
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 24, 2015, there were 513,599,824 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2015 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2015 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2015 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2015 Form 10-Q (continued)

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2014 Annual Report on Form 10-K (2014 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2014 Form 10-K and our First Quarter 2015 Form 10-Q: the Risk Management and Recourse And Repurchase Obligations sections of the Financial Review portion of the respective report; Item 1A Risk Factors included in our 2014 Form 10-K; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2014 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 17 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis.

Table 1: Consolidated Financial Highlights

THE PNC FINANCIAL SERVICES GROUP, INC. (PNC)

Dollars in millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Financial Results (a)
Revenue
Net interest income	$2,052	$2,129	$4,124	$4,324
Noninterest income	1,814	1,681	3,473	3,263
Total revenue	3,866	3,810	7,597	7,587
Noninterest expense	2,366	2,328	4,715	4,592
Pretax, pre-provision earnings (b)	1,500	1,482	2,882	2,995
Provision for credit losses	46	72	100	166
Income before income taxes and noncontrolling interests	$1,454	$1,410	$2,782	$2,829
Net income	$1,044	$1,052	$2,048	$2,112
Less:
Net income (loss) attributable to noncontrolling interests	4	3	5	1
Preferred stock dividends and discount accretion and redemptions	48	48	118	118
Net income attributable to common shareholders	$992	$1,001	$1,925	$1,993
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	–	3	2	6
Impact of BlackRock earnings per share dilution	5	3	10	9
Net income attributable to diluted common shares	$987	$995	$1,913	$1,978
Diluted earnings per common share	$1.88	$1.85	$3.63	$3.67
Cash dividends declared per common share	$.51	$.48	$.99	$.92
Performance Ratios
Net interest margin (c)	2.73%	3.12%	2.78%	3.19%
Noninterest income to total revenue	47	44	46	43
Efficiency	61	61	62	61
Return on:
Average common shareholders’ equity	9.75	10.12	9.54	10.24
Average assets	1.19	1.31	1.18	1.33

See page 49 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended June 30, 2015 and June 30, 2014 were $49 million and $47 million, respectively. The taxable-equivalent adjustments to net interest income for the six months ended June 30, 2015 and June 30, 2014 were $98 million and $93 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	June 30 2015	December 31 2014	June 30 2014
Balance Sheet Data (dollars in millions, except per share data)
Assets	$353,945	$345,072	$327,064
Loans	205,153	204,817	200,984
Allowance for loan and lease losses	3,272	3,331	3,453
Interest-earning deposits with banks (b)	33,969	31,779	16,876
Investment securities	61,362	55,823	56,602
Loans held for sale	2,357	2,262	2,228
Goodwill	9,103	9,103	9,074
Mortgage servicing rights	1,558	1,351	1,482
Equity investments (c)	10,531	10,728	10,583
Other assets	24,032	23,482	23,527

Noninterest-bearing deposits	77,369	73,479	71,001
Interest-bearing deposits	162,335	158,755	151,553
Total deposits	239,704	232,234	222,554
Transaction deposits	205,296	198,267	188,489
Borrowed funds	58,276	56,768	49,066
Total shareholders’ equity	44,515	44,551	44,205
Common shareholders’ equity	41,066	40,605	40,261
Accumulated other comprehensive income	379	503	881

Book value per common share	$79.64	$77.61	$75.62
Common shares outstanding (millions)	516	523	532
Loans to deposits	86%	88%	90%

Client Investment Assets (billions)
Discretionary client assets under management	$134	$135	$131
Nondiscretionary client assets under administration	128	128	126
Total client assets under administration	262	263	257
Brokerage account client assets	44	43	43
Total	$306	$306	$300

Capital Ratios
Transitional Basel III (d) (e)
Common equity Tier 1	10.6%	10.9%	11.0%
Tier 1 risk-based	12.0	12.6	12.7
Total capital risk-based	14.9	15.8	16.0
Leverage	10.3	10.8	11.2

Pro forma Fully Phased-In Basel III (e)
Common equity Tier 1	10.0%	10.0%	10.0%

Common shareholders’ equity to assets	11.6%	11.8%	12.3%

Asset Quality
Nonperforming loans to total loans	1.10%	1.23%	1.39%
Nonperforming assets to total loans, OREO and foreclosed assets	1.25	1.40	1.57
Nonperforming assets to total assets	.73	.83	.97
Net charge-offs to average loans (for the three months ended) (annualized)	.13	.23	.29
Allowance for loan and lease losses to total loans	1.59	1.63	1.72
Allowance for loan and lease losses to nonperforming loans (f)	145%	133%	123%
Accruing loans past due 90 days or more (in millions)	$914	$1,105	$1,252
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $33.6 billion, $31.4 billion, and $16.5 billion as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.
(c)	Amounts include our equity interest in BlackRock.
(d)	Calculated using the regulatory capital methodology applicable to PNC during each period presented.
(e)	See Basel III Capital discussion in the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business in our 2014 Form 10-K. See also the Estimated Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratio – 2014 Periods table in the Statistical Information section of this Report for a reconciliation of the 2014 periods’ ratios.
(f)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

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

We strive to expand and deepen customer relationships by offering a broad range of deposit, fee-based and credit products and services. We are focused on delivering those products and services where, when and how our customers choose with the goal of offering insight that addresses their specific financial needs. Our approach is concentrated on organically growing and deepening client relationships that meet our risk/return measures. Our strategies for growing fee income across our lines of business are focused on achieving deeper market penetration and cross selling our diverse product mix.

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

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic conditions and the Basel III framework and return excess capital to shareholders, in accordance with the capital plan included in our 2015 Comprehensive Capital Analysis and Review (CCAR) submission to the Board of Governors of the

Federal Reserve System (Federal Reserve). New regulatory short-term liquidity standards became effective for PNC and PNC Bank, National Association (PNC Bank) beginning January 1, 2015. For more detail, see the Balance Sheet, Liquidity and Capital Highlights portion of this Executive Summary, the Capital portion of the Consolidated Balance Sheet Review section and the Liquidity Risk Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2014 Form 10-K.

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

On June 17, 2015, the OCC terminated the 2011 consent order and 2013 amended consent order against PNC Bank entered into following a publicly-disclosed interagency horizontal review of residential mortgage servicing operations at 14 federally regulated mortgage servicers. For more information, see Note 15 Legal Proceedings of this Report and Note 21 Legal Proceedings in our 2014 Form 10-K.

On July 20, 2015, the Federal Reserve issued final rules to implement an additional risk-based common equity Tier 1 capital surcharge on U.S. bank holding companies (BHCs) identified as global systemically important banks (GSIBs) using a scoring methodology that is based on five measures of global systemic importance (size, interconnectedness, substitutability, complexity, and cross-jurisdictional activity). Based on that methodology, PNC is not subject to the surcharge. The release accompanying the final rules indicates that there is a wide gap between the scores of U.S. BHCs identified as GSIBs and the

The PNC Financial Services Group, Inc. – Form 10-Q    3

significantly lower scores of other advanced approaches BHCs (such as PNC) that are not identified as GSIBs.

On July 21, 2015, the Consumer Financial Protection Bureau issued final rules delaying to October 3, 2015 (from August 2015) the effective date of broad new regulations concerning the disclosures required to be provided to prospective residential mortgage customers. These regulations, among other things, require the provision of new disclosures near the time a prospective borrower submits an application and three days prior to closing of a mortgage loan.

For additional information concerning recent legislative and regulatory developments, as well as certain governmental, legislative and regulatory inquiries and investigations that may affect PNC, please see the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors, and Note 21 Legal Proceedings and Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements in our 2014 Form 10-K, as well as Note 15 Legal Proceedings and Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

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
regulatory and administrative initiatives and actions, including those outlined elsewhere in this Report, in our 2014 Form 10-K and in subsequent filings with the SEC, and
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

For additional information, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2014 Form 10-K.

Income Statement Highlights

Net income decreased $8 million, or 1%, in the second quarter of 2015 to $1.0 billion, or $1.88 per diluted common share, compared to $1.1 billion, or $1.85 per diluted common share for the second quarter of 2014. Growth in noninterest income and a lower provision for credit losses were more than offset by lower net interest income and higher noninterest expense.

4    The PNC Financial Services Group, Inc. – Form 10-Q

•

Net interest income of $2.1 billion for the second quarter of 2015 decreased 4% compared with the second quarter of 2014, reflective of the ongoing low rate environment, primarily resulting in lower loan yields, and decreased purchase accounting accretion, partially offset by commercial and commercial real estate loan growth and higher securities balances.

•

Net interest margin decreased to 2.73% for the second quarter of 2015 compared to 3.12% for the second quarter of 2014 principally due to the impact of increasing the company’s liquidity position, lower loan yields and lower benefit from purchase accounting accretion.

•

Noninterest income of $1.8 billion for the second quarter of 2015 increased $133 million, or 8%, compared to the second quarter of 2014, due to strong client fee income growth and higher gains on asset sales, including gains on sales of Visa Class B common shares.

•	The provision for credit losses decreased to $46 million for the second quarter of 2015 compared to $72 million for the second quarter of 2014 reflecting improved credit quality.
•

Noninterest expense of $2.4 billion for the second quarter of 2015 increased $38 million, or 2%, compared with the second quarter of 2014 due to investments in technology and business infrastructure in support of its strategic priorities and higher personnel expense associated with higher business activity, partially offset by lower asset impairment charges related to historic tax credits recorded as reductions to the associated investment asset balance. PNC maintains a continued focus on disciplined expense management.

For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

Credit Quality Highlights

Overall credit quality improved during the first six months of 2015.

•

Nonperforming assets decreased $.3 billion, or 10%, to $2.6 billion at June 30, 2015 compared to December 31, 2014. Nonperforming assets to total assets were 0.73% at June 30, 2015, compared to 0.83% at December 31, 2014.

•	Overall loan delinquencies of $1.6 billion at June 30, 2015 decreased $.3 billion, or 16%, compared with December 31, 2014.
•	The allowance for loan and lease losses was 1.59% of total loans and 145% of nonperforming loans at June 30, 2015, compared with 1.63% and 133% at December 31, 2014, respectively.
•	Net charge-offs of $67 million for the second quarter of 2015 were down 54% compared to net charge-offs of $145 million for the second quarter of 2014.

Annualized net charge-offs were 0.13% of average loans in the second quarter of 2015 and 0.29% of average loans in the second quarter of 2014. For the first six months of 2015, net charge-offs were $170 million, and 0.17% of average loans on an annualized basis, compared with $331 million and 0.34% for the first six months of 2014.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Balance Sheet, Liquidity and Capital Highlights

PNC’s balance sheet was well-positioned at June 30, 2015 reflecting strong liquidity and capital positions.

•	Total loans increased by $.3 billion to $205.2 billion at June 30, 2015 compared to December 31, 2014.
–	Total commercial lending increased $2.3 billion, or 2%, as a result of increases in commercial real estate and commercial loans.
–	Total consumer lending decreased $2.0 billion, or 3%, due to declines in home equity, automobile, education and credit card loans, including runoff in the nonstrategic portfolio.
•	Investment securities increased $5.5 billion, or 10%, to $61.4 billion at June 30, 2015 compared to December 31, 2014, primarily funded by deposit growth.
•	Total deposits increased $7.5 billion, or 3%, to $239.7 billion at June 30, 2015 compared with December 31, 2014, driven by higher retail deposits.
•	PNC’s balance sheet remained core funded with a loans to deposits ratio of 86% at June 30, 2015.
•	PNC maintained a strong liquidity position.
–

New regulatory short-term liquidity standards became effective for PNC and PNC Bank as advanced approaches banking organizations beginning January 1, 2015, with a minimum phased-in Liquidity Coverage Ratio requirement of 80% in 2015, calculated as of month end.

–	The Liquidity Coverage Ratio (LCR) at June 30, 2015 exceeded 100% for both PNC and PNC Bank.
•	PNC maintained a strong capital position.
–

The Transitional Basel III common equity Tier 1 capital ratio was 10.6% at June 30, 2015 and 10.9% at December 31, 2014, calculated using the regulatory capital methodologies applicable to PNC during 2015 and 2014, respectively. The decline in the capital ratio during the comparable periods was mainly due to higher risk-weighted assets.

–

Pro forma fully phased-in Basel III common equity Tier 1 capital ratio was an estimated 10.0% at June 30, 2015 and 10.0% at December 31, 2014 based on the standardized approach rules. See the Capital discussion and Table 19 in the Consolidated Balance Sheet

The PNC Financial Services Group, Inc. – Form 10-Q    5

Review section of this Financial Review and the December 31, 2014 capital ratio tables in the Statistical Information (Unaudited) section of this Report for more detail.
•	PNC returned capital to shareholders.
–

In the first quarter of 2015, in accordance with the 2014 capital plan, PNC repurchased 4.4 million shares of common stock on the open market, with an average price of $89.48 per share and an aggregate repurchase price of $.4 billion. These first quarter 2015 repurchases completed PNC’s common stock repurchase program for the four quarter period that began in second quarter 2014 with total repurchases of 17.3 million common shares for $1.5 billion.

–

In connection with the 2015 CCAR process, PNC submitted its 2015 capital plan, as approved by its Board of Directors, to the Federal Reserve in January 2015. As we announced on March 11, 2015, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions, which included the actions discussed below.

–

In the second quarter of 2015, we repurchased 5.9 million shares of common stock on the open market, with an average price of $93.93 per share and an aggregate repurchase price of $.6 billion. Purchases were made under share repurchase programs of up to $2.875 billion for the five quarter period beginning in the second quarter of 2015. See the Capital portion of the Consolidated Balance Sheet review of this Financial Review for more detail on these share repurchase programs.

–

In April 2015, the Board of Directors raised the quarterly dividend on common stock to 51 cents per share, an increase of 3 cents per share, or 6 percent, effective with the May dividend. On July 2, 2015, the PNC Board of Directors declared a quarterly common stock cash dividend of 51 cents per share payable on August 5, 2015.

–

On May 4, 2015, we redeemed $500 million of PNC’s Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series K, as well as all Depositary Shares representing interests therein. Each Depositary Share represented a 1/10 interest in a share of the Series K Preferred Stock. All 50,000 shares of Series K Preferred Stock, as well as all 500,000 Depositary Shares representing interests therein, were redeemed. The redemption price was $10,000 per share of Series K Preferred Stock equivalent to $1,000 per Depositary Share, plus declared and unpaid dividends up to but excluding the redemption date.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Item 7 describe in greater detail the various items that impacted our results during the first six months of 2015 and 2014 and balances at June 30, 2015 and December 31, 2014, respectively.

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve as part of the CCAR process. For additional information, see the Supervision and Regulation section in Item 1 Business of our 2014 Form 10-K.

See the Capital portion of the Consolidated Balance Sheet Review and the Liquidity Risk Management portion of the Risk Management section of this Financial Review for more detail on our 2015 capital and liquidity actions.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet Highlights

Table 2: Summarized Average Balance Sheet

Six months ended June 30			Change
Dollars in millions	2015	2014	$	%
Average assets
Interest-earning assets
Investment securities	$58,310	$57,342	$968	2%
Loans	205,272	197,914	7,358	4%
Interest-earning deposits with banks	31,392	13,410	17,982	134%
Other	9,236	8,415	821	10%
Total interest-earning assets	304,210	277,081	27,129	10%
Noninterest-earning assets	46,151	43,968	2,183	5%
Total average assets	$350,361	$321,049	$29,312	9%
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$161,236	$151,212	$10,024	7%
Borrowed funds	56,757	46,747	10,010	21%
Total interest-bearing liabilities	217,993	197,959	20,034	10%
Noninterest-bearing deposits	74,245	67,951	6,294	9%
Other liabilities	12,181	10,313	1,868	18%
Equity	45,942	44,826	1,116	2%
Total average liabilities and equity	$350,361	$321,049	$29,312	9%

Seasonal and other factors may impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at June 30, 2015 compared with December 31, 2014. Total assets were $353.9 billion at June 30, 2015 compared with $345.1 billion at December 31, 2014.

Average investment securities increased in the first six months of 2015 compared with the first six months of 2014, due to increases in average residential mortgage-backed securities and U.S. Treasury and government agency securities, partially offset by a decrease in average asset-backed securities. Total investment securities comprised 19% of average interest-earning assets for the first six months of 2015 and 21% for the first six months of 2014.

The increase in average total loans in the first six months of 2015 compared with the first six months of 2014 was driven by growth in average commercial loans of $7.4 billion and average commercial real estate loans of $2.2 billion, principally in our Corporate & Institutional Banking segment. These increases were partially offset by a decrease in consumer loans of $1.9 billion primarily attributable to lower home equity and education loans. Runoff in the non-strategic portfolio of residential mortgage and brokered home equity loans contributed to the decrease in loans.

Loans represented 67% of average interest-earning assets for the first six months of 2015 and 71% of average interest-earning assets for the first six months of 2014.

Average interest-earning deposits with banks, which are primarily maintained with the Federal Reserve Bank, increased in the comparison to the prior year period in part due to regulatory short-term liquidity standards phased in starting January 1, 2015 and also due to deposit growth.

The increase in average noninterest-earning assets in the first six months of 2015 compared with the first six months of 2014 was primarily driven by higher accounts receivable from trade date securities sales, which are included in noninterest-earnings assets for average balance sheet purposes, and an increase in trading assets, primarily net customer related derivatives values.

Average total deposits increased $16.3 billion, or 7%, to $235.5 billion in the first six months of 2015 compared with the first six months of 2014, primarily due to an increase in average transaction deposits, which grew to $201.4 billion for the first six months of 2015. Higher average money market deposits, average noninterest-bearing deposits and average interest-bearing demand deposits drove the increase in both commercial and consumer average transaction deposits. These increases were partially offset by a decrease of $1.8 billion in average retail certificates of deposit attributable to runoff of maturing accounts. Total deposits at June 30, 2015 were

$239.7 billion compared with $232.2 billion at December 31, 2014 and are further discussed within the Consolidated Balance Sheet Review section of this Financial Review.

Average total deposits represented 67% of average total assets for the first six months of 2015 and 68% for the first six months of 2014.

The increase in average borrowed funds in the first six months of 2015 compared with the first six months of 2014 was primarily due to increases in average Federal Home Loan Bank (FHLB) borrowings and average bank notes and senior debt. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

The PNC Financial Services Group, Inc. – Form 10-Q    7

Business Segment Highlights

Total business segment earnings were $2.0 billion for both the first six months of 2015 and 2014. The Business Segments Review section of this Financial Review includes further analysis of our business segment results over the first six months of 2015 and 2014, including presentation differences from Note 17 Segment Reporting in our Notes To Consolidated Financial Statements of this Report. Note 17 Segment Reporting presents results of businesses for the three and six months ended June 30, 2015 and 2014.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 17 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Table 3: Results Of Businesses – Summary (a)

(Unaudited)

	Net Income		Revenue		Average Assets (b)
Six months ended June 30 – in millions	2015	2014	2015	2014	2015	2014
Retail Banking	$443	$383	$3,161	$3,008	$73,691	$75,559
Corporate & Institutional Banking	990	993	2,647	2,646	131,711	119,992
Asset Management Group	99	90	595	549	7,974	7,642
Residential Mortgage Banking	47	32	413	433	7,190	8,128
BlackRock	269	253	351	332	6,760	6,400
Non-Strategic Assets Portfolio	137	209	230	295	7,094	8,732
Total business segments	1,985	1,960	7,397	7,263	234,420	226,453
Other (c) (d) (e)	63	152	200	324	115,941	94,596
Total	$2,048	$2,112	$7,597	$7,587	$350,361	$321,049
(a)	Our business information is presented based on our internal management reporting practices. We periodically refine our internal methodologies as management reporting practices are enhanced. Net interest income in business segment results reflects PNC’s internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors. In the first quarter of 2015, enhancements were made to PNC’s funds transfer pricing methodology primarily for costs related to the new regulatory short-term liquidity standards. The enhancements incorporate an additional charge assigned to assets, including for unfunded loan commitments. Conversely, a higher transfer pricing credit has been assigned to those deposits that are accorded higher value under LCR rules for liquidity purposes. These adjustments apply to business segment results, primarily favorably impacting Retail Banking and adversely impacting Corporate & Institutional Banking, prospectively beginning with the first quarter of 2015. Prior periods have not been adjusted due to the impracticability of estimating the impact of the change for prior periods.
(b)	Period-end balances for BlackRock.
(c)	“Other” average assets include investment securities associated with asset and liability management activities.
(d)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in the Business Segments Review section of this Financial Review and in Note 17 Segment Reporting in the Notes To Consolidated Financial Statements in this Report.
(e)	The decreases in net income and revenue in the first six months of 2015 compared to the first six months of 2014 for “Other” primarily reflected a decline in net interest income, partially offset by higher net securities gains.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first six months of 2015 was $2.0 billion, a decrease of 3% compared with $2.1 billion for the first six months of 2014. The decrease was driven by a 5% decline in net interest income and a 3% increase in noninterest expense, partially offset by a 6% increase in noninterest income and lower provision for credit losses.

Second quarter 2015 net income decreased $8 million to $1.0 billion, compared with second quarter 2014. Growth in noninterest income of 8% and lower provision for credit losses were more than offset by a 4% decline in net interest income and higher noninterest expense.

Net Interest Income

Table 4: Net Interest Income and Net Interest Margin

	Six months ended June 30		Three months ended June 30
Dollars in millions	2015	2014	2015	2014
Net interest income	$4,124	$4,324	$2,052	$2,129
Net interest margin	2.78%	3.19%	2.73%	3.12%

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

8    The PNC Financial Services Group, Inc. – Form 10-Q

Net interest income decreased by $200 million, or 5%, in the first six months of 2015 compared with the prior year period, including a decline of $77 million, or 4%, in the second quarter compared with the same prior year quarter. The declines in both comparisons are reflective of the ongoing low rate environment, primarily resulting in lower loan yields, and decreased purchase accounting accretion, partially offset by commercial and commercial real estate loan growth and higher securities balances. The year-to-date declines also reflected the impact from the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income.

Lower net interest margins in both comparisons were driven by 41 basis point and 39 basis point declines in the yields on total interest-earning assets in the year-to-date and quarterly comparisons, respectively, which were principally due to the impact of increasing the company’s liquidity position, lower loan yields, and lower benefit from purchase accounting accretion. The year-to-date decline also included the impact of the second quarter 2014 correction to reclassify certain commercial facilities fees.

In the third quarter of 2015, we expect net interest income to remain stable compared with the second quarter of 2015.

For full year 2015, we expect purchase accounting accretion to be down compared to 2014 by approximately $200 million, rather than $225 million as previously disclosed, as cash recoveries on purchased impaired loans in the first six months of 2015 were higher than expected.

Noninterest Income

Table 5: Noninterest Income

	Six months ended June 30				Three months ended June 30
			Change				Change
Dollars in millions	2015	2014	$	%	2015	2014	$	%
Noninterest income
Asset management	$792	$726	$66	9%	$416	$362	$54	15%
Consumer services	645	613	32	5%	334	323	11	3%
Corporate services	713	644	69	11%	369	343	26	8%
Residential mortgage	328	343	(15)	(4)%	164	182	(18)	(10)%
Service charges on deposits	309	303	6	2%	156	156	–	–%
Net gains on sales of securities	50	4	46	*	8	(6)	14	*
Other	636	630	6	1%	367	321	46	14%
Total noninterest income	$3,473	$3,263	$210	6%	$1,814	$1,681	$133	8%

*	Not meaningful

Noninterest income increased in both quarterly and year-to-date comparisons primarily due to strong fee income growth and higher gains on asset sales. Noninterest income as a percentage of total revenue was 46% for the first six months of 2015, up from 43% for the first six months of 2014. The comparable amounts for the second quarters of 2015 and 2014 were 47% and 44%, respectively.

Asset management revenue increased in both comparisons due to increased earnings from our BlackRock investment, stronger average equity markets, and new business. The increases also included the impact from a $30 million trust settlement during the second quarter of 2015. Discretionary client assets under management increased to $134 billion at June 30, 2015 compared with $131 billion at June 30, 2014 driven by higher equity markets, new sales and positive net flows, after adjustments for cyclical client activities.

Consumer service fees increased in both the year-to-date and quarterly comparisons, primarily due to growth in customer-initiated transaction volumes.

Corporate services revenue increased in both comparisons due to increased treasury management and equity capital markets advisory fees, partially offset by lower mergers and acquisition advisory fees. The year-to-date results also reflect the impact of the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income.

Residential mortgage revenue decreased in both quarterly and year-to-date comparisons mainly driven by lower loan sales revenue, reflecting the impact from the second quarter 2014 sale of previously underperforming portfolio loans and lower servicing fee revenue, partially offset by higher net hedging gains on residential mortgage servicing rights.

Service charges on deposits for the first six months of 2015 increased slightly compared to the first six months of 2014, due to changes in product offerings and higher customer-related activity. Service charges on deposits for the second quarter of 2015 were stable with the prior year quarter.

The PNC Financial Services Group, Inc. – Form 10-Q    9

Other noninterest income for the second quarter of 2015 included gains of $79 million on the sale of 1 million Visa Class B common shares compared with gains of $54 million on the sale of 1 million Visa Class B common shares in the second quarter of 2014. For the first six months of 2015 and 2014, gains on sales of Visa Class B common shares were $79 million and $116 million on the sale of 1 million and 2 million shares, respectively. In both comparisons, gains on loans held for sale increased.

As of June 30, 2015, we held approximately 6 million Visa Class B common shares with a fair value of approximately $649 million and a recorded investment of approximately $54 million.

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

In the third quarter of 2015, we expect the fee categories of noninterest income (asset management, consumer services, corporate services, residential mortgage and service charges on deposits) to remain stable compared to second quarter of 2015. We anticipate that continued growth in business activity in the third quarter will offset the impact to asset management revenue from the second quarter 2015 trust settlement.

Provision For Credit Losses

The provision for credit losses totaled $100 million for the first six months of 2015 compared with $166 million for the first six months of 2014, and was $46 million for the second quarter of 2015 compared with $72 million for the second quarter of 2014. The decreases in provision in both comparisons reflected improved credit quality.

We expect our provision for credit losses in the third quarter of 2015 to be between $50 million and $100 million.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Noninterest expense increased $123 million, or 3%, to $4.7 billion for the first six months of 2015 compared to the first six months of 2014, and increased $38 million, or 2%, to $2.4 billion for the second quarter of 2015 compared to the prior year quarter. These increases were primarily related to PNC’s investments in technology and business infrastructure in support of its strategic priorities and higher personnel expense associated with higher business activity, partially offset by lower asset impairment charges related to historic tax credits recorded as reductions to the associated investment asset balance. In prior periods, these credits were recorded as a reduction to income tax expense. This change in application of historic tax credits was not material to PNC’s financial results.

In the second quarter of 2015, we have identified initiatives that support increasing our 2015 continuous improvement savings goal by an additional $100 million to $500 million.

For the third quarter of 2015, we expect noninterest expense to remain stable compared to second quarter 2015. We expect our full year 2015 expenses to be approximately one percent lower than full year 2014 expenses.

Effective Income Tax Rate

The effective income tax rate was 26.4% in the first six months of 2015 compared to 25.3% in the first six months of 2014. For the second quarter of 2015, our effective income tax rate was 28.2% compared with 25.4% for the second quarter of 2014. The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

The increases to the effective tax rate in both comparisons were primarily related to the second quarter 2015 impact of historic tax credits recorded as a reduction to the associated investment asset balances, while in prior periods these credits were recorded as a reduction of income tax expense.

We expect our 2015 effective tax rate to be approximately 26%.

10    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

	June 30	December 31	Change
Dollars in millions	2015	2014	$	%
Assets
Interest-earning deposits with banks	$33,969	$31,779	$2,190	7%
Loans held for sale	2,357	2,262	95	4%
Investment securities	61,362	55,823	5,539	10%
Loans	205,153	204,817	336	–%
Allowance for loan and lease losses	(3,272)	(3,331)	59	(2)%
Goodwill	9,103	9,103	–	–%
Mortgage servicing rights	1,558	1,351	207	15%
Other intangible assets	435	493	(58)	(12)%
Other, net	43,280	42,775	505	1%
Total assets	$353,945	$345,072	$8,873	3%
Liabilities
Deposits	$239,704	$232,234	$7,470	3%
Borrowed funds	58,276	56,768	1,508	3%
Other	10,053	9,996	57	1%
Total liabilities	308,033	298,998	9,035	3%
Equity
Total shareholders’ equity	44,515	44,551	(36)	–%
Noncontrolling interests	1,397	1,523	(126)	(8)%
Total equity	45,912	46,074	(162)	–%
Total liabilities and equity	$353,945	$345,072	$8,873	3%

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

The increase in total assets was primarily due to higher investment securities balances and higher deposit balances maintained with the Federal Reserve. Interest-earning deposits with banks increased due to regulatory short-term liquidity standards phased in starting January 1, 2015. The increase in investment securities was primarily funded by deposit growth. The increase in liabilities was largely due to growth in deposits and higher FHLB borrowings and issuances of bank notes and senior debt, partially offset by a decline in federal funds purchased and repurchase agreements along with commercial paper. An analysis of changes in selected balance sheet categories follows.

Loans

Outstanding loan balances of $205.2 billion at June 30, 2015 and $204.8 billion at December 31, 2014 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.6 billion at June 30, 2015 and $1.7 billion at December 31, 2014, respectively. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

The PNC Financial Services Group, Inc. – Form 10-Q    11

Table 7: Details Of Loans

	June 30	December 31	Change
Dollars in millions	2015	2014	$	%
Commercial lending
Commercial
Retail/wholesale trade	$17,162	$16,972	$190	1%
Manufacturing	19,775	18,744	1,031	6%
Service providers	14,054	14,103	(49)	–%
Real estate related (a)	10,931	10,812	119	1%
Financial services	5,966	6,178	(212)	(3)%
Health care	9,396	9,017	379	4%
Other industries	20,849	21,594	(745)	(3)%
Total commercial	98,133	97,420	713	1%
Commercial real estate
Real estate projects (b)	15,142	14,577	565	4%
Commercial mortgage	9,664	8,685	979	11%
Total commercial real estate	24,806	23,262	1,544	7%
Equipment lease financing	7,783	7,686	97	1%
Total commercial lending (c)	130,722	128,368	2,354	2%
Consumer lending
Home equity
Lines of credit	19,589	20,361	(772)	(4)%
Installment	13,946	14,316	(370)	(3)%
Total home equity	33,535	34,677	(1,142)	(3)%
Residential real estate
Residential mortgage	14,041	13,885	156	1%
Residential construction	491	522	(31)	(6)%
Total residential real estate	14,532	14,407	125	1%
Credit card	4,520	4,612	(92)	(2)%
Other consumer
Education	6,212	6,626	(414)	(6)%
Automobile	11,057	11,616	(559)	(5)%
Other	4,575	4,511	64	1%
Total consumer lending	74,431	76,449	(2,018)	(3)%
Total loans	$205,153	$204,817	$336	–%
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Construction loans with interest reserves and A/B Note restructurings are not significant to PNC.

The slight increase in loans was driven by an increase in total commercial lending driven by commercial real estate and commercial loans, offset by a decline in consumer lending due to lower home equity, auto and education loans.

Loans represented 58% of total assets at June 30, 2015 and 59% at December 31, 2014. Commercial lending represented 64% of the loan portfolio at June 30, 2015 and 63% at December 31, 2014. Consumer lending represented 36% of the loan portfolio at June 30, 2015 and 37% at December 31, 2014.

Commercial real estate loans represented 12% of total loans at June 30, 2015 and 11% of total loans at December 31, 2014 and represented 7% of total assets at both June 30, 2015 and December 31, 2014. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our loan portfolio.

Total loans above include purchased impaired loans of $4.5 billion, or 2% of total loans, at June 30, 2015, and $4.9 billion, or 2% of total loans, at December 31, 2014.

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

Purchase Accounting Accretion and Valuation of Purchased Impaired Loans

Information related to purchase accounting accretion and accretable yield for the second quarter and first six months of 2015 and 2014 follows. Additional information on our policies for ALLL for purchased impaired loans is provided in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements of this Report. A description of our purchased impaired loan accounting and loan data is included in Note 4 Purchased Loans in the Notes To Consolidated Financial Statements of this Report.

Table 8: Accretion – Purchased Impaired Loans

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Accretion on purchased impaired loans
Scheduled accretion	$92	$120	$191	$245
Reversal of contractual interest on impaired loans	(52)	(70)	(107)	(138)
Scheduled accretion net of contractual interest	40	50	84	107
Excess cash recoveries (a)	28	35	61	64
Total	$68	$85	$145	$171
(a)	Relates to excess cash recoveries for purchased impaired commercial loans.

Table 9: Purchased Impaired Loans – Accretable Yield

In millions	2015	2014
January 1	$1,558	$2,055
Scheduled accretion	(191)	(245)
Excess cash recoveries	(61)	(64)
Net reclassification to accretable from non-accretable and other activity (a)	137	190
June 30 (b)	$1,443	$1,936
(a)	Approximately 70% and 78% of the net reclassification for the first six months ended June 30, 2015 and 2014, respectively, were driven by the consumer portfolio and were due to improvements of cash expected to be collected on loans in future periods. The remaining net reclassifications were predominantly due to future cash flow changes in the commercial portfolio.
(b)	As of June 30, 2015, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $.8 billion in future periods. This will offset the total net accretable interest in future interest income of $1.4 billion on purchased impaired loans.

Information related to the valuation of purchased impaired loans at June 30, 2015 and December 31, 2014 follows.

Table 10: Valuation of Purchased Impaired Loans

	June 30, 2015		December 31, 2014
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Outstanding balance (a)	$346		$466
Recorded investment	$235		$310
Allowance for loan losses	(67)		(79)
Net investment/Carrying value	$168	49%	$231	50%
Consumer and residential mortgage loans:
Outstanding balance (a)	$4,136		$4,541
Recorded investment	$4,230		$4,548
Allowance for loan losses	(788)		(793)
Net investment/Carrying value	$3,442	83%	$3,755	83%
Total purchased impaired loans:
Outstanding balance (a)	$4,482		$5,007
Recorded investment	$4,465		$4,858
Allowance for loan losses	(855)		(872)
Net investment/Carrying value	$3,610	81%	$3,986	80%
(a)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting. See Note 4 Purchased Loans for additional information on purchased impaired loans.

The PNC Financial Services Group, Inc. – Form 10-Q    13

At June 30, 2015, our largest individual purchased impaired loan had a recorded investment of $9 million. We currently expect to collect total cash flows of $5.0 billion on purchased impaired loans, representing the $3.6 billion net investment at June 30, 2015 and the accretable net interest of $1.4 billion shown in Table 9.

At June 30, 2015, and as noted in Table 10 above, our ALLL and our recorded investment balance for purchased impaired loans is $855 million and $4.5 billion, respectively. The ratio of total ALLL less purchased impaired loan ALLL to total loans less purchased impaired loans is 1.20%. The comparable amounts at June 30, 2014 were $886 million, $5.6 billion, and 1.31%, respectively. See Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for additional information.

Weighted Average Life of the Purchased Impaired Portfolios

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of June 30, 2015.

Table 11: Weighted Average Life of the Purchased Impaired Portfolios

As of June 30, 2015 Dollars in millions
	Recorded Investment	WAL (a)
Commercial	$50	2.2 years
Commercial real estate	185	1.4 years
Consumer (b)	1,833	3.9 years
Residential real estate	2,397	4.8 years
Total	$4,465	4.2 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

Through the National City Corporation (National City) and RBC Bank (USA) acquisitions, we acquired purchased impaired loans with a recorded investment of $14.7 billion. As noted in Table 11 above, at June 30, 2015, those balances are now $4.5 billion, of which $4.2 billion is accounted for using pool accounting. In anticipation of the end of our purchased impaired loan balances and in light of supervisory guidance on industry practices for purchased impaired loans that are pooled and accounted for as single asset, management is re-evaluating its derecognition policies for purchased impaired loans that are pooled and accounted for as a single asset. Any resulting change in these policies would likely result in an acceleration of when a pool’s recorded investment and associated ALLL balances are reduced. At implementation, we do not expect this potential change to impact the net carrying values of the pools or result in additional provision for credit losses for purchased impaired loans that are pooled, as a pool’s recorded investment and associated ALLL balances are to be reduced in equal amounts. See Note 4

Purchased Loans in the Notes To Consolidated Financial Statements in this Report for additional information.

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

Table 12: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	June 30, 2015	Declining Scenario (a)	Improving Scenario (b)
Expected cash flows	$5.0	$(.1)	$.2
Accretable difference	1.4	–	–
Allowance for loan and lease losses	(.9)	(.1)	.2
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans, we assume home price forecast decreases by ten percent and unemployment rate forecast increases by two percentage points; for commercial loans, we assume that collateral values decrease by ten percent.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by ten percent, unemployment rate forecast decreases by two percentage points and interest rate forecast increases by two percentage points; for commercial loans, we assume that collateral values increase by ten percent.

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

Commitments to Extend Credit

Commitment to extend credit are comprised of the following:

Table 13: Commitments to Extend Credit (a)

In millions	June 30 2015	December 31 2014
Total commercial lending	$97,334	$98,742
Home equity lines of credit	17,570	17,839
Credit card	18,999	17,833
Other	4,339	4,178
Total	$138,242	$138,592
(a)	Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.

14    The PNC Financial Services Group, Inc. – Form 10-Q

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $9.5 billion at June 30, 2015 and $10.0 billion at December 31, 2014. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Information regarding our commitments to extend credit and our allowance for unfunded loan commitments and letters of credit is included in Note 1 Accounting Policies, Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part 1, Item 1 of this Report.

INVESTMENT SECURITIES

The following table presents the distribution of our investment securities portfolio by credit rating. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. For those securities on our balance sheet at June 30, 2015, where during our quarterly security-level impairment assessments we determined losses represented other-than-temporary impairment (OTTI), we have recorded cumulative credit losses of $1.2 billion in earnings and accordingly have reduced the amortized cost of our securities. The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower.

Table 14: Investment Securities

					Ratings (a)
	June 30, 2015		December 31, 2014		As of June 30, 2015
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$6,184	$6,385	$5,485	$5,714	100%
Agency residential mortgage-backed	28,828	29,100	23,382	23,935	100
Non-agency residential mortgage-backed	4,609	4,811	4,993	5,225	10	1%	2%	82%	5%
Agency commercial mortgage-backed	3,122	3,184	3,378	3,440	100
Non-agency commercial mortgage-backed (b)	5,180	5,247	5,095	5,191	76	8	7	3	6
Asset-backed (c)	6,113	6,168	5,900	5,940	89	3		7	1
State and municipal	3,992	4,118	3,995	4,191	88	6			6
Other debt	2,129	2,167	2,099	2,142	61	30	8		1
Corporate stock and other	428	427	442	441					100
Total investment securities (d)	$60,585	$61,607	$54,769	$56,219	87%	3%	1%	7%	2%

(a)	Ratings percentages allocated based on amortized cost.
(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.
(c)	Collateralized primarily by government guaranteed student loans and other consumer credit products and corporate debt.
(d)	Includes available for sale and held to maturity securities.

Investment securities represented 17% of total assets at June 30, 2015 and 16% at December 31, 2014.

We evaluate our investment securities portfolio in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. At June 30, 2015, 87% of the securities in the portfolio were rated AAA/AA, with U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively representing 63% of the portfolio.

The investment securities portfolio includes both available for sale and held to maturity securities. Securities classified as available for sale are carried at fair value with net unrealized gains and losses, representing the difference between amortized cost and fair value, included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet. Securities classified as held to maturity are carried at amortized cost. As of June 30, 2015, the amortized cost and fair value of available for sale securities totaled $46.9 billion and $47.7 billion, respectively, compared to an amortized cost and fair value as of December 31, 2014 of $43.2 billion and $44.2 billion, respectively. The amortized cost and fair value of held to maturity securities were $13.7 billion and $13.9 billion, respectively, at June 30, 2015, compared to $11.6 billion and $12.0 billion, respectively, at December 31, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    15

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains in the total investment securities portfolio decreased to $1.0 billion at June 30, 2015 from $1.5 billion at December 31, 2014 primarily due to the impact of market interest rates. The comparable amounts for the securities available for sale portfolio were $.8 billion at June 30, 2015 and $1.1 billion at December 31, 2014.

Unrealized gains and losses on available for sale debt securities do not impact liquidity. However these gains and losses do affect capital under the regulatory capital rules. Also, a change in the securities’ credit ratings could impact the liquidity of the securities and may be indicative of a change in credit quality, which could affect our risk-weighted assets and, therefore, our risk-based regulatory capital ratios under the regulatory capital rules. In addition, the amount representing the credit-related portion of OTTI on securities would reduce our earnings and regulatory capital ratios.

The duration of investment securities was 2.7 years at June 30, 2015. We estimate that, at June 30, 2015, the effective duration of investment securities was 2.8 years for an immediate 50 basis points parallel increase in interest rates and 2.6 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2014 for the effective duration of investment securities were 2.2 years and 2.1 years, respectively.

Based on current interest rates and expected prepayment speeds, the weighed-average expected maturity of the investment securities portfolio (excluding corporate stock and other) was 4.6 years at June 30, 2015 compared to 4.3 years at December 31, 2014. The weighted-average expected maturities of mortgage and other asset-backed debt securities were as follows as of June 30, 2015:

Table 15: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

June 30, 2015	Years
Agency residential mortgage-backed securities	4.4
Non-agency residential mortgage-backed securities	5.3
Agency commercial mortgage-backed securities	3.4
Non-agency commercial mortgage-backed securities	2.9
Asset-backed securities	3.0

At least quarterly, we conduct a comprehensive security-level impairment assessment on all securities. If economic conditions, including home prices, were to deteriorate from current levels, and if market volatility and liquidity were to deteriorate from current levels, or if market interest rates were to increase or credit spreads were to widen appreciably, the valuation of our investment securities portfolio would likely be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement.

Additional information regarding our investment securities is included in Note 6 Investment Securities and Note 7 Fair Value in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Loans Held for Sale

Table 16: Loans Held For Sale

In millions	June 30 2015	December 31 2014
Commercial mortgages at fair value	$757	$893
Commercial mortgages at lower of cost or fair value	27	29
Total commercial mortgages	784	922
Residential mortgages at fair value	1,364	1,261
Residential mortgages at lower of cost or fair value	5	18
Total residential mortgages	1,369	1,279
Other	204	61
Total	$2,357	$2,262

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

We sold $2.2 billion of commercial mortgage loans to agencies during the first six months of 2015 compared to $935 million during the first six months of 2014. Total gains of $51 million were recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, during the first six months of 2015, including $36 million in the second quarter. Comparable amounts for 2014 were $29 million and $22 million, respectively. These amounts are included in Other noninterest income on our Consolidated Income Statement.

Residential mortgage loan origination volume was $5.5 billion during the first six months of 2015 compared to $4.5 billion during the first six months of 2014. The majority of such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $4.0 billion of loans and recognized loan sales revenue of $203 million during the first six months of 2015, of which $99 million occurred in the second quarter. The comparable amounts for the first six months of 2014 were $4.3 billion and $242 million, respectively, including $135 million in the second quarter.

16    The PNC Financial Services Group, Inc. – Form 10-Q

Interest income on loans held for sale was $46 million during the first six months of 2015, including $23 million in the second quarter. Comparable amounts for 2014 were $47 million and $24 million, respectively. These amounts are included in Other interest income on our Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 7 Fair Value in our Notes To Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Goodwill and Intangible Assets

Goodwill and intangible assets of $11.1 billion remained relatively flat at June 30, 2015. See additional information regarding our goodwill and intangible assets in Note 8 Goodwill and Intangible Assets included in the Notes To Consolidated Financial Statements in Part 1, Item 1 of this Report.

Funding Sources

Table 17: Details Of Funding Sources

Dollars in millions	June 30 2015	December 31 2014	Change
			$	%
Deposits
Money market	$122,643	$115,438	$7,205	6%
Demand	82,653	82,829	(176)	–%
Retail certificates of deposit	18,265	18,544	(279)	(2)%
Savings	13,818	12,571	1,247	10%
Time deposits in foreign offices and other time deposits	2,325	2,852	(527)	(18)%
Total deposits	239,704	232,234	7,470	3%
Borrowed funds
Federal funds purchased and repurchase agreements	2,190	3,510	(1,320)	(38)%
FHLB borrowings	22,193	20,005	2,188	11%
Bank notes and senior debt	18,529	15,750	2,779	18%
Subordinated debt	9,121	9,151	(30)	–%
Commercial paper	2,956	4,995	(2,039)	(41)%
Other	3,287	3,357	(70)	(2)%
Total borrowed funds	58,276	56,768	1,508	3%
Total funding sources	$297,980	$289,002	$8,978	3%

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our 2015 capital and liquidity activities.

Total deposits increased $7.5 billion at June 30, 2015 compared with December 31, 2014 due to strong growth in money market and savings, partially offset by lower other time deposits. Interest-bearing deposits represented 68% of total deposits at both June 30, 2015 and December 31, 2014. Total borrowed funds increased $1.5 billion since December 31, 2014 as higher issuances of bank notes and senior debt and FHLB borrowings were partially offset by a decline in commercial paper and federal funds purchased and repurchase agreements.

The PNC Financial Services Group, Inc. – Form 10-Q    17

Capital

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

We repurchase shares of PNC common stock under common stock repurchase authorizations approved from time to time by PNC’s Board of Directors and consistent with capital plans submitted to, and accepted by, the Federal Reserve. Through the first quarter of 2015, we repurchased stock under our 2007 common stock repurchase program authorization that permitted us to purchase up to 25 million shares of PNC common stock on the open market or in privately negotiated transactions. Effective as of March 31, 2015, PNC’s Board of Directors approved the termination of the 2007 common stock repurchase program authorization, and replaced it with a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. The extent and timing of share repurchases under this authorization will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, contractual and regulatory limitations, and the results of future supervisory assessments of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process.

In the first quarter of 2015, we completed our common stock repurchase programs for the four quarter period that began in second quarter 2014 with total repurchases of 17.3 million common shares for $1.5 billion. These repurchases were included in our 2014 capital plan accepted by the Federal Reserve as part of our 2014 CCAR submission.

In connection with 2015 CCAR, we submitted our 2015 capital plan, as approved by PNC’s Board of Directors, to the Federal Reserve in January 2015. The Federal Reserve accepted the capital plan and did not object to our proposed capital actions in March 2015. As provided for in the 2015 capital plan, we announced new share repurchase programs of up to $2.875 billion for the five quarter period beginning in the second quarter of 2015. These programs include repurchases of up to $375 million over the five quarter period related to stock issuances under employee benefit-related programs.

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

Table 18: Shareholders’ Equity

Dollars in millions	June 30 2015	December 31 2014	Change
			$	%
Shareholders’ equity
Preferred stock (a)
Common stock	$2,708	$2,705	$3	–%
Capital surplus – preferred stock	3,449	3,946	(497)	(13)%
Capital surplus – common stock and other	12,632	12,627	5	–%
Retained earnings	27,609	26,200	1,409	5%
Accumulated other comprehensive income	379	503	(124)	(25)%
Common stock held in treasury at cost	(2,262)	(1,430)	(832)	(58)%
Total shareholders’ equity	$44,515	$44,551	$(36)	–%
(a)	Par value less than $.5 million at each date.

The slight decline in total shareholders’ equity compared to December 31, 2014 reflected common share repurchases of $1.0 billion and the redemption of $500 million of preferred stock, partially offset by an increase in retained earnings. The increase in retained earnings was driven by net income of $2.0 billion, reduced by $631 million of common and preferred dividends declared. Common shares outstanding were 516 million at June 30, 2015 and 523 million at December 31, 2014.

In the first quarter of 2015, PNC repurchased 4.4 million common shares for $.4 billion. In the second quarter of 2015, PNC repurchased 5.9 million common shares for $.6 billion. All of these repurchases were under the authorizations and programs then in effect, as described above.

18    The PNC Financial Services Group, Inc. – Form 10-Q

Table 19: Basel III Capital

	June 30, 2015
Dollars in millions	Transitional Basel III (a)	Pro forma Fully Phased-In Basel III (b)(c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$13,079	$13,079
Retained earnings	27,609	27,609
Accumulated other comprehensive income for securities currently and previously held as available for sale	217	541
Accumulated other comprehensive income for pension and other postretirement plans	(195)	(488)
Goodwill, net of associated deferred tax liabilities	(8,849)	(8,849)
Other disallowed intangibles, net of deferred tax liabilities	(150)	(374)
Other adjustments/(deductions)	(101)	(148)
Total common equity Tier 1 capital before threshold deductions	31,610	31,370
Total threshold deductions	(430)	(1,159)
Common equity Tier 1 capital	31,180	30,211
Additional Tier 1 capital
Preferred stock plus related surplus	3,449	3,449
Trust preferred capital securities	50
Noncontrolling interests (d)	604	44
Other adjustments/(deductions)	(90)	(105)
Tier 1 capital	35,193	33,599
Additional Tier 2 capital
Qualifying subordinated debt	4,841	4,415
Trust preferred capital securities	149
Allowance for loan and lease losses included in Tier 2 capital	3,518	223
Other	5	10
Total Basel III capital	$43,706	$38,247
Risk-weighted assets
Basel III standardized approach risk-weighted assets (e)	$293,862	$301,688
Estimated Basel III advanced approaches risk-weighted assets (f)	N/A	286,277
Average quarterly adjusted total assets	342,680	341,687
Supplementary leverage exposure (g)	405,726	404,792
Basel III risk-based capital and leverage ratios
Common equity Tier 1	10.6%	10.0	% (h)(j)
Tier 1	12.0	11.1	(h)(k)
Total	14.9	13.4	(i)(l)
Leverage (m)	10.3	9.8
Supplementary leverage ratio (n)	8.7	8.3
(a)	Calculated using the regulatory capital methodology applicable to PNC during 2015.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions. Pro forma fully phased-in capital amounts, ratios and risk-weighted and leverage-related assets are estimated.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Primarily includes REIT Preferred Securities.
(e)	Includes credit and market risk-weighted assets.
(f)	Includes credit, market and operational risk-weighted assets.
(g)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.
(h)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III standardized approach risk-weighted assets and rules.
(i)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III advanced approaches risk-weighted assets and rules.
(j)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio estimate is 10.6%. This capital ratio is calculated using pro forma fully phased-in Common equity Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(k)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio estimate is 11.7%. This capital ratio is calculated using fully phased-in Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(l)	For comparative purposes only, the pro forma fully phased-in standardized approach Basel III Total capital risk-based capital ratio estimate is 13.8%. This ratio is calculated using fully phased-in additional Tier 2 capital which, under the standardized approach, reflects allowance for loan and lease losses of up to 1.25% of credit risk related risk-weighted assets and dividing by estimated Basel III standardized approach risk-weighted assets.
(m)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.
(n)	Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank will be subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

The PNC Financial Services Group, Inc. – Form 10-Q    19

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

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our June 30, 2015 capital levels were aligned with them.

At June 30, 2015, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized” during 2015, PNC and PNC Bank must have Transitional Basel III capital ratios of at least 6.5% for Common equity Tier 1 capital, 8% for Tier 1 risk-based and 10% for Total risk-based, and PNC Bank is required to have a Transitional Basel III leverage ratio of at least 5%.

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

20    The PNC Financial Services Group, Inc. – Form 10-Q

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of June 30, 2015 and December 31, 2014 is included in Note 2 of this Report.

Trust Preferred Securities

We are subject to certain restrictions, including restrictions on dividend payments, in connection with $206 million in principal amount of an outstanding junior subordinated debenture associated with $200 million of trust preferred securities that were issued by PNC Capital Trust C, a subsidiary statutory trust (both amounts as of June 30, 2015). Generally, if there is (i) an event of default under the debenture, (ii) PNC elects to defer interest on the debenture, (iii) PNC exercises its right to defer payments on the related trust preferred security issued by the statutory trust or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II. See Note 12 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Form 10-K for information on contractual limitations on dividend payments resulting from securities issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II.

The PNC Financial Services Group, Inc. – Form 10-Q    21

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 7 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value at June 30, 2015 and December 31, 2014, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 20: Fair Value Measurements – Summary

	June 30, 2015		December 31, 2014
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$62,102	$9,719	$58,973	$10,257
Total assets at fair value as a percentage of consolidated assets	18%		17%
Level 3 assets as a percentage of total assets at fair value		16%		17%
Level 3 assets as a percentage of consolidated assets		3%		3%
Total liabilities	$5,493	$673	$5,799	$716
Total liabilities at fair value as a percentage of consolidated liabilities	2%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		12%		12%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

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

Business segment results, including inter-segment revenues, and a description of each business are included in Note 17 Segment Reporting included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Certain amounts included in this Financial Review differ from those amounts shown in Note 17 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis. Note 17 presents results of businesses for the first six months and second quarter of 2015 and 2014.

Net interest income in business segment results reflects PNC’s internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors. In the first quarter of 2015, enhancements were made to PNC’s funds transfer pricing methodology primarily for costs related to the new regulatory short-term liquidity standards. The enhancements incorporate an additional charge assigned to assets, including for unfunded loan commitments. Conversely, a higher transfer pricing credit has been assigned to those deposits that are accorded higher value under LCR rules for liquidity purposes. Please see the Supervision and Regulation section in Item 1 and the Liquidity Risk Management section in Item 7 of our 2014 Form 10-K for more information about the LCR. These adjustments apply to business segment results, primarily favorably impacting Retail Banking and adversely impacting Corporate & Institutional Banking, prospectively beginning with the first quarter of 2015. Prior periods have not been adjusted due to the impracticability of estimating the impact of the change for prior periods.

22    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

(Unaudited)

Table 21: Retail Banking Table

Six months ended June 30 Dollars in millions, except as noted	2015	2014
Income Statement
Net interest income	$2,083	$1,953
Noninterest income
Service charges on deposits	294	288
Brokerage	138	116
Consumer services	487	466
Other	159	185
Total noninterest income	1,078	1,055
Total revenue	3,161	3,008
Provision for credit losses	94	149
Noninterest expense	2,368	2,255
Pretax earnings	699	604
Income taxes	256	221
Earnings	$443	$383
Average Balance Sheet
Loans
Consumer
Home equity	$27,964	$29,137
Indirect auto	9,287	9,043
Indirect other	580	751
Education	6,506	7,422
Credit cards	4,446	4,289
Other	2,360	2,164
Total consumer	51,143	52,806
Commercial and commercial real estate	10,612	10,986
Floor plan	2,200	2,332
Residential mortgage	731	635
Total loans	64,686	66,759
Goodwill and other intangible assets	5,983	6,052
Other assets	3,022	2,748
Total assets	$73,691	$75,559
Deposits
Noninterest-bearing demand	$23,015	$21,634
Interest-bearing demand	36,054	33,883
Money market	54,071	49,815
Total transaction deposits	113,140	105,332
Savings	13,245	11,568
Certificates of deposit	17,032	19,617
Total deposits	143,417	136,517
Other liabilities	603	405
Total liabilities	$144,020	$136,922
Performance Ratios
Return on average assets	1.21%	1.02%
Noninterest income to total revenue	34	35
Efficiency	75	75
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$126	$158
Consumer nonperforming assets	1,001	1,037
Total nonperforming assets (b)	$1,127	$1,195
Purchased impaired loans (c)	$531	$631
Commercial lending net charge-offs	$2	$31
Credit card lending net charge-offs	73	74
Consumer lending (excluding credit card) net charge-offs	110	156
Total net charge-offs	$185	$261
Commercial lending annualized net charge-off ratio	.03%	.47%
Credit card lending annualized net charge-off ratio	3.29%	3.48%
Consumer lending (excluding credit card) annualized net charge-off ratio	.47%	.64%
Total annualized net charge-off ratio	.58%	.79%

At June 30	2015	2014
Other Information (Continued) (a)
Home equity portfolio credit statistics: (d)
% of first lien positions at origination (e)	55%	53%
Weighted-average loan-to-value ratios (LTVs) (e) (f)	76%	79%
Weighted-average updated FICO scores (g)	751	748
Annualized net charge-off ratio	.38%	.65%
Delinquency data – % of total loans: (h)
Loans 30 – 59 days past due	.20%	.19%
Loans 60 – 89 days past due	.08%	.07%
Accruing loans past due	.28%	.26%
Nonperforming loans	3.13%	3.08%
Other statistics:
ATMs	8,880	7,977
Branches (i)	2,644	2,695
Brokerage account client assets (in billions) (j)	$44	$43
Customer-related statistics (average):
Non-teller deposit transactions (k)	41%	32%
Digital consumer customers (l)	51%	44%
(a)	Presented as of June 30, except for net charge-offs, net charge-off ratios, which are for the six months ended and customer-related statistics which are averages for the six months ended.
(b)	Includes nonperforming loans of $1.1 billion at both June 30, 2015 and June 30, 2014.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Lien position, LTV and FICO statistics are based upon customer balances.
(e)	Lien position and LTV calculations reflect management assumptions where data limitations exist.
(f)	LTV statistics are based upon current information.
(g)	Represents FICO scores that are updated at least quarterly.
(h)	Data based upon recorded investment. Past due amounts exclude purchased impaired loans, even if contractually past due, as we are currently accreting interest income over the expected life of the loans.
(i)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(j)	Amounts include cash and money market balances.
(k)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(l)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

The PNC Financial Services Group, Inc. – Form 10-Q    23

Retail Banking earned $443 million in the first six months of 2015 compared with earnings of $383 million for the same period a year ago. The increase in earnings was driven by increased net interest income and noninterest income and lower provision for credit losses partially offset by higher noninterest expense. Noninterest income included lower gains on sales of Visa Class B common shares.

Retail Banking continues to enhance the customer experience with refinements to product offerings that drive product value for consumers and small businesses. We are focused on growing customer share of wallet through the sale of liquidity, banking, and investment products.

Retail Banking continued to focus on the strategic priority of transforming the customer experience through transaction migration, branch network transformation and multi-channel sales strategies.

•	In the first six months of 2015, approximately 51% of consumer customers used non-teller channels for the majority of their transactions compared with 44% for the same period in 2014.
•	Deposit transactions via ATM and mobile channels increased to 41% of total deposit transactions in the first half of 2015 compared with 32% for the same period a year ago.
•

Integral to PNC’s retail branch transformation strategy, more than 300 branches operate under the universal model designed to drive higher ATM and mobile deposits and enhance sales opportunities for branch personnel. During the first half of 2015, the total branch network was reduced by 53 branches and the ATM network was increased by 275 ATMs. PNC had a network of 2,644 branches and 8,880 ATMs at June 30, 2015.

•	As part of Retail Banking’s transformation and multi-channel sales strategy, PNC’s proactive customer appointment setting model was rolled out to all markets.
•	Instant debit card issuance is now available in more than 500 branches, approximately 20% of the branch network.
•	By the end of third quarter, all branches will have Apple iPad™ technology to demonstrate product capabilities to customers and prospects.

Total revenue for the first six months of 2015 increased $153 million compared to the same period a year ago, which included a $130 million increase in net interest income. In addition to the benefit from the enhancements to internal funds transfer pricing methodology in the first quarter of 2015, net interest income increased slightly, as growth in deposit balances was partially offset by lower loan balances and yields and lower purchase accounting accretion on loans and deposits.

Noninterest income increased $23 million, or 2%, compared to the first six months of 2014. Noninterest income included gains on sales of Visa Class B common shares of $79 million on one million shares and $116 million on two million shares, in the first six months of 2015 and 2014, respectively. Excluding these gains, noninterest income increased $60 million, or 6%, as a result of increases in customer-initiated transactions, brokerage fees, changes in product offerings, and increased merchant processing revenue.

Provision for credit losses and net charge-offs in the first six months of 2015 declined by $55 million and $76 million, respectively, in the comparison to the same period a year ago. Provision for credit losses decreased due to improved credit metrics. Lower net charge-offs were driven by improved credit quality in both the consumer and commercial portfolios.

24    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest expense increased $113 million in the first six months of 2015 compared to the same period in 2014. Increases in technology investments, sales incentive compensation, marketing, and customer transaction-related costs were offset by reduced branch network expenses as a result of transaction migration to lower cost digital and ATM channels.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding and liquidity to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of customer balances. In the first half of 2015, average total deposits increased $6.9 billion, or 5%, compared with the same period in 2014.

•

Average transaction deposits grew $7.8 billion, or 7%, and average savings deposit balances grew $1.7 billion, or 14%, compared to the first six months of 2014 as a result of organic deposit growth. Compared to the same period a year ago, average demand deposits increased $3.6 billion, or 6%, to $59.1 billion and average money market deposits increased $4.3 billion, or 9%.

•

Total average certificates of deposit decreased $2.6 billion in the first six months of 2015, or 13%, compared to the same period in 2014. The decline in average certificates of deposit was due to the expected run-off of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy that targets specific products and markets for growth, including small businesses and auto dealerships. In the first six months of 2015, average total loans declined $2.1 billion, compared to the same period a year ago, driven by a decline in home equity loans and declines from run-off of non-strategic portions of the portfolios.

•

Average home equity loans decreased $1.2 billion, or 4%, compared to the first six months of 2014. The overall portfolio decline resulted from pay-downs and payoffs on loans exceeding new booked volume. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•	Average auto dealer floor plan loans declined $132 million, or 6%, in the first half of 2015, compared to the same period in 2014, primarily resulting from lower dealer line utilization.
•	Average indirect auto loans increased $244 million, or 3%, compared to the first six months 2014. The increase was primarily due to growth in newer footprint indirect auto markets.
•	Average credit card balances increased $157 million, or 4%, over the same period in 2014 as a result of efforts to increase credit card share of wallet through organic growth.
•

Average residential mortgage balances increased $96 million, or 15%, compared to the first six months of 2014. The increase was due to the transfer of $198 million in Community Reinvestment Act (CRA) mortgage loans from the Residential Mortgage Banking business segment in January 2015.

•

In the first half of 2015, average loan balances for the remainder of the portfolio declined a net $1.3 billion, compared to the same period a year ago, driven by declines in the education portfolio of $916 million and commercial & commercial real estate of $374 million. The discontinued government guaranteed education loan and indirect other portfolios are primarily run-off portfolios.

Nonperforming assets declined $68 million, or 6%, at June 30, 2015 compared to June 30, 2014. The decrease was driven by declines in both commercial and consumer non-performing loans.

The PNC Financial Services Group, Inc. – Form 10-Q    25

Corporate & Institutional Banking

(Unaudited)

Table 22: Corporate & Institutional Banking Table

Six months ended June 30 Dollars in millions, except as noted	2015	2014
Income Statement
Net interest income	$1,726	$1,855
Noninterest income
Corporate service fees	651	580
Other	270	211
Noninterest income	921	791
Total revenue	2,647	2,646
Provision for credit losses	37	90
Noninterest expense	1,061	992
Pretax earnings	1,549	1,564
Income taxes	559	571
Earnings	$990	$993
Average Balance Sheet
Loans
Commercial	$85,228	$76,771
Commercial real estate	22,319	20,640
Equipment lease financing	6,920	6,834
Total commercial lending	114,467	104,245
Consumer	1,113	1,070
Total loans	115,580	105,315
Goodwill and other intangible assets	3,840	3,815
Loans held for sale	1,048	913
Other assets	11,243	9,949
Total assets	$131,711	$119,992
Deposits
Noninterest-bearing demand	$47,449	$42,646
Money market	22,002	20,476
Other	9,368	7,548
Total deposits	78,819	70,670
Other liabilities	8,083	7,477
Total liabilities	$86,902	$78,147
Performance Ratios
Return on average assets	1.52%	1.67%
Noninterest income to total revenue	35	30
Efficiency	40	37
Commercial Loan Servicing Portfolio – Serviced For PNC and Others (in billions)
Beginning of period	$377	$347
Acquisitions/additions	96	39
Repayments/transfers	(37)	(33)
End of period	$436	$353
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$653	$624
Capital Markets (b)	$385	$335
Commercial mortgage banking activities
Commercial mortgage loans held for sale (c)	$73	$52
Commercial mortgage loan servicing income (d)	121	108
Commercial mortgage servicing rights valuation, net of economic hedge (e)	24	25
Total	$218	$185
Average Loans (by C&IB business)
Corporate Banking	$58,323	$52,947
Real Estate	30,248	26,827
Business Credit	14,415	12,868
Equipment Finance	10,938	10,250
Other	1,656	2,423
Total average loans	$115,580	$105,315
Total loans (f)	$115,708	$108,990
Net carrying amount of commercial mortgage servicing rights (f)	$543	$515
Credit-related statistics:
Nonperforming assets (f) (g)	$463	$715
Purchased impaired loans (f) (h)	$181	$370
Net charge-offs (recoveries)	$(20)	$17
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(b)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(c)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(d)	Includes net interest income and noninterest income, primarily in corporate services fees, from loan servicing and ancillary services, net of changes in fair value on commercial mortgage servicing rights due to time and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(e)	Includes amounts reported in corporate services fees.
(f)	As of June 30.
(g)	Includes nonperforming loans of $.4 billion at June 30, 2015 and $.6 billion at June 30, 2014.
(h)	Recorded investment of purchased impaired loans related to acquisitions.

Corporate & Institutional Banking earned $990 million in the first six months of 2015 compared with earnings of $993 million for the same period a year ago. The slight decrease in earnings was due to lower net interest income and an increase in noninterest expense, mostly offset by higher noninterest income and a decrease in the provision for credit losses. We continue to focus on building client relationships where the risk-return profile is attractive, including the Southeast.

Net interest income decreased $129 million in the first six months of 2015 compared to the first six months of 2014. The decline was due to the impact of first quarter 2015 enhancements to internal funds transfer pricing methodology, continued spread compression on loans, and lower purchase accounting accretion, partially offset by the impact of higher average loans and deposits. Decreased net interest income in the comparison also reflected the impact from the second quarter 2014 correction to reclassify certain commercial facility usage fees from net interest income to corporate service fees.

Corporate service fees increased $71 million in the first six months of 2015 compared to the first six months of 2014. This increase was primarily due to the impact of the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to corporate service fees and increases in treasury management and equity capital markets advisory fees.

Other noninterest income increased $59 million in the first six months of 2015 compared to the first six months of 2014. This increase was driven by higher multifamily loans originated for sale to agencies, higher revenue associated with credit valuations for customer-related derivatives activities and related derivatives sales and higher corporate securities underwriting activity.

The provision for credit losses declined $53 million in the first six months of 2015 compared with the first six months of 2014 reflecting improved credit quality.

26    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest expense increased $69 million in the first six months of 2015 compared to the prior year period, primarily driven by investments in technology and infrastructure, higher asset writedowns, and expenses related to equity capital markets advisory fees.

Average loans increased $10.3 billion, or 10%, for the first six months of 2015 compared to the first six months of 2014, reflecting solid growth in Corporate Banking, Real Estate, Business Credit and Equipment Finance:

•

Corporate Banking business provides lending, treasury management and capital markets-related products and services to midsized and large corporations, government and not-for-profit entities. Average loans for this business increased $5.4 billion, or 10%, in the first six months of 2015 compared with the first six months of 2014, primarily due to an increase in loan commitments from specialty lending businesses and large corporate clients.

•

PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased $3.4 billion, or 13%, in first six months of 2015 compared with the first six months of 2014 due to increased originations and higher utilization.

•

PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased $1.5 billion, or 12%, in first six months of 2015 compared with the first six months of 2014 due to new originations, increasing deal sizes and higher utilization.

•

PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S. and Canada. Average equipment finance loans and operating leases were $11.8 billion in the first six months of 2015, an increase of $.8 billion, or 7%, compared with the first six months of 2014.

Period-end loan balances increased by 6%, or $6.7 billion, at June 30, 2015 compared to June 30, 2014 primarily due to growth in our Corporate Banking, Real Estate and Business Credit businesses.

Loan commitments increased 5%, or $10.1 billion, to $213.1 billion at June 30, 2015 compared to June 30, 2014, primarily due to growth in our Corporate Banking, Real Estate and Business Credit businesses.

Average deposits for the first six months of 2015 increased $8.1 billion, or 12%, compared with the first six months of 2014 as a result of business growth and inflows into demand and money market deposits.

The commercial loan servicing portfolio increased $83 billion, or 24% at June 30, 2015, compared to June 30, 2014, as servicing additions exceeded portfolio run-off.

Nonperforming assets declined 35% at June 30, 2015 compared to June 30, 2014 reflecting improved credit quality.

Product Revenue

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 22 in the Corporate & Institutional Banking portion of this Business Segments Review section includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, increased $29 million in the comparison of the first six months of 2015 to the first six months of 2014, driven by growth in our commercial card, wholesale lockbox and PINACLE® products.

Capital markets revenue includes merger and acquisition advisory fees, loan syndications, derivatives, foreign exchange, asset-backed finance revenue and fixed income and equity capital markets advisory activities. Revenue from capital markets-related products and services increased $50 million in the first six months of 2015 compared with the first six months of 2014. The increase in the comparison was primarily driven by higher revenue associated with credit valuations for customer-related derivatives activities and related derivatives sales, higher equity capital markets advisory fees and increased corporate securities underwriting activity.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Revenue from total commercial mortgage banking activities increased $33 million in the first six months of 2015 compared with the first six months of 2014. The increase in the comparison was mainly due to higher multifamily loans originated for sale to agencies and higher mortgage servicing revenue.

The PNC Financial Services Group, Inc. – Form 10-Q    27

Asset Management Group

(Unaudited)

Table 23: Asset Management Group Table

Six months ended June 30 Dollars in millions, except as noted	2015	2014
Income Statement
Net interest income	$144	$143
Noninterest income	451	406
Total revenue	595	549
Provision for credit losses	13	6
Noninterest expense	425	401
Pretax earnings	157	142
Income taxes	58	52
Earnings	$99	$90
Average Balance Sheet
Loans
Consumer	$5,669	$5,361
Commercial and commercial real estate	938	1,011
Residential mortgage	878	780
Total loans	7,485	7,152
Goodwill and other intangible assets	234	268
Other assets	255	222
Total assets	$7,974	$7,642
Deposits
Noninterest-bearing demand	$1,344	$1,333
Interest-bearing demand	4,127	3,902
Money market	4,873	3,873
Total transaction deposits	10,344	9,108
CDs/IRAs/savings deposits	456	441
Total deposits	10,800	9,549
Other liabilities	45	50
Total liabilities	$10,845	$9,599
Performance Ratios
Return on average assets	2.50%	2.37%
Noninterest income to total revenue	76	74
Efficiency	71	73
Other Information
Total nonperforming assets (a) (b)	$56	$76
Purchased impaired loans (a) (c)	$77	$94
Total net charge-offs	$11	$3
Client Assets Under Administration (a) (d) (in billions)
Personal	$113	$113
Institutional	149	144
Total	$262	$257
Asset Type
Equity	$152	$149
Fixed Income	73	71
Liquidity/Other	37	37
Total	$262	$257
Discretionary client assets under management
Personal	$86	$85
Institutional	48	46
Total	$134	$131
Asset Type
Equity	$75	$73
Fixed Income	41	40
Liquidity/Other	18	18
Total	$134	$131
Nondiscretionary client assets under administration
Personal	$27	$28
Institutional	101	98
Total	$128	$126
Asset Type
Equity	$77	$76
Fixed Income	32	31
Liquidity/Other	19	19
Total	$128	$126
(a)	As of June 30.
(b)	Includes nonperforming loans of $53 million at June 30, 2015 and $72 million at June 30, 2014.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account client assets.

Asset Management Group earned $99 million through the first six months of 2015 compared with $90 million in the same period of 2014. Assets under administration were $262 billion as of June 30, 2015 compared to $257 billion as of June 30, 2014. Earnings for the first six months of 2015 increased compared with the first six months of 2014 due to higher noninterest income, including a $30 million trust settlement in the second quarter of 2015, partially offset by higher noninterest expense.

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

Institutional Asset Management provides advisory, custody, and retirement administration services to institutional clients primarily within our banking footprint. The business also offers PNC proprietary mutual funds. Institutional Asset Management is strengthening its partnership with Corporate and Institutional Banking to drive growth and is focused on building retirement capabilities and expanding product solutions for all customers.

Client assets under administration at June 30, 2015 increased $5 billion compared to June 30, 2014. Discretionary client assets under management increased $3 billion in the same comparison, driven by higher equity markets, new sales and positive net flows after adjustments for cyclical client activities.

Total revenue increased $46 million in the first half of 2015 compared with the same period in 2014, primarily relating to noninterest income due to a $30 million trust settlement, stronger average equity markets, and new business.

Noninterest expense increased $24 million, or 6% in the first half of 2015 compared to the prior year period, primarily attributable to higher compensation and technology expenses. Over the last 12 months, total full-time headcount has increased by approximately 63 positions, or 2%. Asset Management Group remains focused on disciplined expense management as it invests in strategic growth opportunities.

Average loan balances for the first half of 2015 increased $.3 billion, or 5%, compared to the prior year period due to continued growth in the consumer loan portfolio.

Average deposits for the first half of 2015 increased $1.3 billion, or 13%, over the prior year period. Average transaction deposits grew $1.2 billion, or 14%, compared with the first half of 2014.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage Banking

(Unaudited)

Table 24: Residential Mortgage Banking Table

Six months ended June 30 Dollars in millions, except as noted	2015	2014
Income Statement
Net interest income	$60	$77
Noninterest income
Loan servicing revenue
Servicing fees	94	117
Mortgage servicing rights valuation, net of economic hedge	58	–
Loan sales revenue	203	242
Other	(2)	(3)
Total noninterest income	353	356
Total revenue	413	433
Provision for credit losses	–	–
Noninterest expense	339	382
Pretax earnings	74	51
Income taxes	27	19
Earnings	$47	$32
Average Balance Sheet
Portfolio loans	$1,223	$1,888
Loans held for sale	1,127	1,102
Mortgage servicing rights (MSR)	896	1,054
Other assets	3,944	4,084
Total assets	$7,190	$8,128
Deposits	$2,357	$2,210
Borrowings and other liabilities	2,636	2,930
Total liabilities	$4,993	$5,140
Performance Ratios
Return on average assets	1.32%	.79%
Noninterest income to total revenue	85	82
Efficiency	82	88
Residential Mortgage Servicing Portfolio – Serviced for Third Parties (in billions)
Beginning of period	$108	$114
Acquisitions	14	2
Additions	4	4
Repayments/transfers	(11)	(9)
End of period	$115	$111
Servicing portfolio – third-party statistics: (a)
Fixed rate	94%	94%
Adjustable rate/balloon	6%	6%
Weighted-average interest rate	4.35%	4.54%
MSR asset value (in billions)	$1.0	$1.0
MSR capitalization value (in basis points)	88	87
Weighted-average servicing fee (in basis points)	27	27
Residential Mortgage Repurchase Reserve
Beginning of period	$107	$131
(Benefit)/ Provision	2	(17)
Losses – loan repurchases	(12)	(13)
End of Period	$97	$101
Other Information
Loan origination volume (in billions)	$5.5	$4.5
Loan sale margin percentage	3.74%	5.01%
Percentage of originations represented by:
Purchase volume (b)	41%	45%
Refinance volume	59%	55%
Total nonperforming assets (a) (c)	$88	$160
(a)	As of June 30.
(b)	Mortgages with borrowers as part of residential real estate purchase transactions.
(c)	Includes nonperforming loans of $55 million at June 30, 2015 and $113 million at June 30, 2014.

Residential Mortgage Banking earned $47 million in the first six months of 2015 compared to $32 million in the first six months of 2014. Earnings increased from the prior year as a result of higher net hedging gains on residential mortgage servicing rights and lower noninterest expense, offset by lower loan sales and servicing revenue.

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

Residential Mortgage Banking overview:

•

Total loan originations increased $1.0 billion in the first six months of 2015 compared to the same 2014 period. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines. Refinancings were 59% of originations for the first six months of 2015 and 55% in the first six months of 2014. During the first six months of 2015, 14% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2).

•

Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan origination covenants and representations and warranties we have made. At June 30, 2015, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $97 million, compared with $101 million at June 30, 2014. See the Recourse And Repurchase Obligations section of this Financial Review and Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

•

Residential mortgage loans serviced for others increased $4 billion at June 30, 2015 compared to June 30, 2014. During the first six months of 2015, $14 billion of residential mortgage servicing rights were acquired, compared with $2 billion in the comparable period of 2014.

•

Noninterest income declined slightly in the first six months of 2015 compared with the prior year period, as increased net hedging gains on residential mortgage servicing rights were more than offset by decreased servicing revenue and loan sales revenue, which reflected the impact from a $17 million benefit from the release of reserves for residential mortgage repurchase obligations in the first six months of 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    29

•

Net interest income decreased $17 million in the first six months of 2015 compared with the first six months of 2014. This decline was primarily due to lower balances of portfolio loans held for investment.

•	Noninterest expense declined $43 million in the first six months of 2015 compared with the 2014 period, primarily as a result of lower legal accruals.

BlackRock

(Unaudited)

Table 25: BlackRock Table

Information related to our equity investment in BlackRock follows:

Six months ended June 30 Dollars in millions	2015	2014
Business segment earnings (a)	$269	$253
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At June 30.

In billions	June 30 2015	December 31 2014
Carrying value of PNC’s investment in BlackRock (c)	$6.5	$6.3
Market value of PNC’s investment in BlackRock (d)	12.2	12.6
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.1 billion at both June 30, 2015 and December 31, 2014. Our voting interest in BlackRock common stock was approximately 21% at June 30, 2015.
(d)	Does not include liquidity discount.

In addition to our investment in BlackRock reflected in Table 25, at June 30, 2015, we held approximately 1.3 million shares of BlackRock Series C Preferred Stock valued at $363 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs. We account for the BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 7 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in Note 7 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Form 10-K.

Our 2014 Form 10-K includes additional information about our investment in BlackRock.

Non-Strategic Assets Portfolio

(Unaudited)

Table 26: Non-Strategic Assets Portfolio Table

Six months ended June 30 Dollars in millions	2015	2014
Income Statement
Net interest income	$212	$279
Noninterest income	18	16
Total revenue	230	295
Provision for credit losses (benefit)	(36)	(91)
Noninterest expense	50	56
Pretax earnings	216	330
Income taxes	79	121
Earnings	$137	$209
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$119	$203
Lease financing	627	684
Total commercial lending	746	887
Consumer Lending:
Home equity	2,937	3,553
Residential real estate	4,103	5,032
Total consumer lending	7,040	8,585
Total portfolio loans	7,786	9,472
Other assets (a)	(692)	(740)
Total assets	$7,094	$8,732
Deposits and other liabilities	$223	$229
Total liabilities	$223	$229
Performance Ratios
Return on average assets	3.89%	4.83%
Noninterest income to total revenue	8	5
Efficiency	22	19
Other Information
Nonperforming assets (b) (c)	$616	$798
Purchased impaired loans (b) (d)	$3,663	$4,497
Net charge-offs (recoveries)	$(7)	$41
Annualized net charge-off (recoveries) ratio	(.18)%	0.87%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$108	$176
Lease financing	630	688
Total commercial lending	738	864
Consumer Lending
Home equity	2,765	3,410
Residential real estate	3,941	4,928
Total consumer lending	6,706	8,338
Total loans	$7,444	$9,202
(a)	Other assets includes deferred taxes, ALLL and other real estate owned (OREO). Other assets were negative in both periods due to the ALLL.
(b)	As of June 30.
(c)	Includes nonperforming loans of $.5 billion at June 30, 2015 and $.6 billion at June 30, 2014.
(d)	Recorded investment of purchased impaired loans related to acquisitions. At June 30, 2015, this segment contained 82% of PNC’s purchased impaired loans.

30    The PNC Financial Services Group, Inc. – Form 10-Q

This business segment consists of non-strategic assets primarily obtained through acquisitions of other companies. The business activity of this segment is to manage the liquidation of the portfolios while maximizing the value and mitigating risk.

Non-Strategic Assets Portfolio had earnings of $137 million in the first six months of 2015 compared with $209 million in the first six months of 2014. Earnings decreased year-over-year due to lower net interest income and a reduced benefit from the provision for credit losses.

Non-Strategic Assets Portfolio overview:

•

Net interest income declined $67 million, or 24% in the first six months of 2015 compared with the first six months of 2014, resulting from lower purchase accounting accretion and the impact of the declining average balance of the loan portfolio.

•	Provision for credit losses was a benefit in both the first six months of 2015 and 2014, reflecting continued improvements in credit quality.
•	Noninterest expense declined $6 million, or 11% in the first six months of 2015 compared with in the first six months of 2014, due to lower costs of managing and servicing the loan portfolios.
•

Average portfolio loans declined $1.7 billion, or 18% in the first six months of 2015 compared to the first six months of 2014, due to customer payment activity and portfolio management activities to reduce under-performing assets.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue to depict the satisfaction of a performance obligation by transfer of promised goods or services to customers. The ASU also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the mandatory effective date of the ASU for one year, to annual reporting periods beginning after December 15, 2017. The requirements within ASU 2014-09 should be applied retrospectively to each prior period presented (with several practical expedients for certain completed contracts) or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating the impact of this ASU on our results of operations and financial position.

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

Recently Adopted Accounting Standards

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item I of this Report regarding the impact of new accounting pronouncements adopted in 2015.

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

32    The PNC Financial Services Group, Inc. – Form 10-Q

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

Residential Mortgage Repurchase Obligations

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where PNC is alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Residential mortgage loans covered by these loan repurchase obligations include first and second-lien mortgage loans we have sold through Agency securitizations, Non-Agency securitizations, and loan sale transactions. As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2014 Form 10-K, Agency securitizations consist of mortgage loan sale transactions with FNMA, FHLMC and the Government National Mortgage Association (GNMA), while Non-Agency securitizations consist of mortgage loan sale transactions with private investors. Mortgage loan sale transactions that are not part of a securitization may involve FNMA, FHLMC or private investors. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. In addition to indemnification and repurchase risk, we face other risks of loss with respect to our participation in these programs, some of which are described in Note 15 Legal Proceedings in the Notes To Consolidated Financial Statements in Part I, Item 1

of this Report with respect to governmental inquiries related to FHA-insured loans. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

Origination and sale of residential mortgages is an ongoing business activity and, accordingly, management continually assesses the need to recognize indemnification and repurchase liabilities pursuant to the associated investor sale agreements. We establish indemnification and repurchase liabilities for estimated losses on sold first and second-lien mortgages for which indemnification is expected to be provided or for loans that are expected to be repurchased. For the first and second-lien mortgage sold portfolio, we have established an indemnification and repurchase liability pursuant to investor sale agreements based on claims made and our estimate of future claims on a loan by loan basis. To estimate the mortgage repurchase liability arising from breaches of representations and warranties, we consider the following factors: (i) borrower performance in our historically sold portfolio (both actual and estimated future defaults); (ii) the level of outstanding unresolved repurchase claims; (iii) estimated probable future repurchase claims, considering information about expected investor behaviors, delinquent and liquidated loans, resolved and unresolved mortgage insurance rescission notices and our historical experience with claim rescissions; (iv) the potential ability to cure the defects identified in the repurchase claims (“rescission rate”); (v) the availability of legal defenses; and (vi) the estimated severity of loss upon repurchase of the loan or collateral, make-whole settlement or indemnification.

We previously reached agreements with both FNMA and FHLMC to resolve their repurchase claims with respect to loans sold between 2000 and 2008. Thus, our repurchase obligations involve Agency securitizations and other loan sales with FNMA and FHLMC subsequent to 2008 only, as well as Agency securitizations with GNMA and Non-Agency securitizations and other loan sales with private investors. The unpaid principal balance of loans associated with our exposure to repurchase obligations totaled $66.5 billion at June 30, 2015, of which $1.3 billion was 90 days or more delinquent. The comparative amounts were $68.3 billion and $1.5 billion, respectively, at December 31, 2014.

We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of June 30, 2015 and December 31, 2014. In making these estimates we consider the losses that we expect to incur over the life of the sold loans. See Note 16 Commitments and Guarantees in this Report for additional information on residential mortgage repurchase obligations.

The PNC Financial Services Group, Inc. – Form 10-Q    33

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

Asset Quality Overview

Asset quality trends improved during the first six months of 2015.

•

Nonperforming assets at June 30, 2015 decreased $302 million compared with December 31, 2014 as a result of improvements in both consumer and commercial nonperforming loans. Consumer lending nonperforming loans decreased $135 million, commercial real estate nonperforming loans declined $92 million and commercial nonperforming loans decreased $32 million. Nonperforming assets were 0.73% of total assets at June 30, 2015 compared with 0.83% at December 31, 2014.

•

Overall loan delinquencies of $1.6 billion decreased $305 million, or 16%, from year-end 2014 levels. The reduction was due in large part to a reduction in accruing government insured residential real estate loans past due 90 days or more of $134 million, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution.

•

Net charge-offs were $67 million in the second quarter of 2015, down 54% from net charge-offs in the same quarter of 2014 of $145 million, due primarily to improved overall credit quality. For the six months ended June 30, 2015, net charge-offs were $170 million, down from $331 million for the six months ending June 30, 2014.

•

Provision for credit losses in the second quarter of 2015 decreased to $46 million compared with $72 million in the second quarter of 2014. The smaller provision is attributed to improved overall credit quality. Provision for credit losses for the six months ending June 30, 2015 declined to $100 million compared to $166 million for the six months ending June 30, 2014.

•	The level of ALLL remained at $3.3 billion at both June 30, 2015 and December 31, 2014.

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. A summary of the major categories of nonperforming assets are presented in Table 28. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements of this Report for further detail of nonperforming asset categories.

34    The PNC Financial Services Group, Inc. – Form 10-Q

Table 28: Nonperforming Assets By Type

Dollars in millions	June 30 2015	December 31 2014
Nonperforming loans
Commercial lending	$503	$626
Consumer lending (a)	1,749	1,884
Total nonperforming loans (b) (c)	2,252	2,510
OREO and foreclosed assets	326	370
Total nonperforming assets	$2,578	$2,880
Amount of TDRs included in nonperforming loans	$1,208	$1,370
Percentage of total nonperforming loans	54%	55%
Nonperforming loans to total loans	1.10%	1.23%
Nonperforming assets to total loans, OREO and foreclosed assets	1.25	1.40
Nonperforming assets to total assets	.73	.83
Allowance for loan and lease losses to total nonperforming loans (d)	145	133
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.6 billion and $.8 billion at June 30, 2015 and December 31, 2014.
(d)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. See Note 1 Accounting Policies and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

Table 29: Change in Nonperforming Assets

In millions	2015	2014
January 1	$2,880	$3,457
New nonperforming assets	708	1,277
Charge-offs and valuation adjustments	(253)	(300)
Principal activity, including paydowns and payoffs	(377)	(623)
Asset sales and transfers to loans held for sale	(190)	(297)
Returned to performing status	(190)	(346)
June 30	$2,578	$3,168

Nonperforming assets decreased $302 million at June 30, 2015 compared to December 31, 2014, as a result of improvements in both consumer and commercial lending. Consumer lending nonperforming loans decreased $135 million, commercial real estate nonperforming loans declined $92 million and commercial nonperforming loans decreased $32 million. As of June 30, 2015, approximately 91% of total nonperforming loans were secured by collateral which lessens reserve requirements and is expected to reduce credit losses in the event of default. As of June 30, 2015, commercial lending nonperforming loans were carried at approximately 64% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

Within consumer nonperforming loans, residential real estate TDRs comprise 65% of total residential real estate nonperforming loans at June 30, 2015, up from 60% at December 31, 2014. Home equity TDRs comprise 53% of home equity nonperforming loans at June 30, 2015, down from 54% at December 31, 2014. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At June 30, 2015, our largest nonperforming asset was $34 million in the Real Estate, Rental and Leasing Industry and our average nonperforming loans associated with commercial lending was under $1 million. Seven of the ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 21% and 4% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of June 30, 2015.

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

Table 30: OREO and Foreclosed Assets

In millions	June 30 2015	December 31 2014
Other real estate owned (OREO):
Residential properties	$153	$183
Residential development properties	38	48
Commercial properties	111	120
Total OREO	302	351
Foreclosed and other assets	24	19
Total OREO and foreclosed assets	$326	$370

The PNC Financial Services Group, Inc. – Form 10-Q    35

Total OREO and foreclosed assets decreased $44 million during the first six months of 2015 and is 13% of total nonperforming assets at June 30, 2015. As of both June 30, 2015 and December 31, 2014, 62% of our OREO and foreclosed assets were comprised of residential related properties.

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

Table 31: Accruing Loans Past Due (a) (b)

	Amount		Percentage of Total Outstandings
Dollars in millions	June 30 2015	December 31 2014	June 30 2015	December 31 2014
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$492	$582	.24%	.28%
Accruing loans past due 60 to 89 days	235	259	.11%	.13%
Total	727	841	.35%	.41%
Late stage loan delinquencies
Accruing loans past due 90 days or more	914	1,105	.45%	.54%
Total	$1,641	$1,946	.80%	.95%
(a)	Amounts in table represent recorded investment.
(b)	Past due loan amounts at June 30, 2015 include government insured or guaranteed loans of $185 million, $119 million, and $817 million for accruing loans past due 30 to 59 days, past due 60 to 89 days, and past due 90 days or more, respectively. The comparative amounts as of December 31, 2014 were $220 million, $136 million, and $996 million, respectively.

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased $114 million, or 14%, at June 30, 2015 compared to December 31, 2014, driven by reductions in both consumer and commercial real estate early stage delinquencies, which more than offset an increase in commercial lending accruing loans past due 30 to 59 days.

Accruing loans past due 90 days or more decreased $191 million, or 17%, at June 30, 2015 compared to December 31, 2014 due to a decline in government insured residential real estate loans of $134 million, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution. Accruing loans past due 90 days or more are referred to as late stage loan delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms. These loans totaled $.2 billion at both June 30, 2015 and December 31, 2014.

See Note 1 Accounting Policies and Note 3 Asset Quality in the Notes To Consolidated Financial Statements of this Report for additional information regarding our nonperforming loan and nonaccrual policies and further information on loan delinquencies.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $33.5 billion as of June 30, 2015, or 16% of the total loan portfolio. Of that total, $19.6 billion, or 58%, was outstanding under primarily variable-rate home equity lines of credit and $13.9 billion, or 42%, consisted of closed-end home equity installment loans. Approximately 5% of the home equity portfolio was purchased credit impaired and 3% of the home equity portfolio was on nonperforming status as of June 30, 2015.

As of June 30, 2015, we are in an originated first lien position for approximately 52% of the total outstanding portfolio and, where originated as a second lien, we currently hold or service the first lien position for an additional 2% of the portfolio. The remaining 46% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

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

36    The PNC Financial Services Group, Inc. – Form 10-Q

June 30, 2015, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 32: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2015	$573	$242
2016	1,276	413
2017	2,270	567
2018	996	772
2019	685	612
2020 and thereafter	3,332	5,350
Total (a) (b)	$9,132	$7,956
(a)	Includes all home equity lines of credit that mature in the remainder of 2015 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes approximately $28 million, $45 million, $52 million, $37 million, $25 million and $537 million of home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, with draw periods scheduled to end in the remainder of 2015, 2016, 2017, 2018, 2019 and 2020 and thereafter, respectively.

Based upon outstanding balances, and excluding purchased impaired loans, at June 30, 2015, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 5% were 90 days or more past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

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

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our borrowers’ and servicing customers’ needs while mitigating credit losses. Table 33 provides the number of bank-owned accounts and unpaid principal balance of modified consumer real estate related loans at the end of each year presented.

Table 33: Consumer Real Estate Related Loan Modifications

	June 30, 2015		December 31, 2014
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Home equity
Temporary Modifications	4,808	$366	5,346	$417
Permanent Modifications	14,024	1,013	13,128	968
Total home equity	18,832	1,379	18,474	1,385
Residential Mortgages
Permanent Modifications	5,640	1,065	5,876	1,110
Non-Prime Mortgages
Permanent Modifications	4,338	601	4,358	611
Residential Construction
Permanent Modifications	2,304	605	2,292	629
Total Consumer Real Estate Related Loan Modifications	31,114	$3,650	31,000	$3,735

The PNC Financial Services Group, Inc. – Form 10-Q    37

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

We have established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of June 30, 2015 and December 31, 2014, $27 million and $34 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $11 million and $12 million have been determined to be TDRs as of June 30, 2015 and December 31, 2014, respectively.

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC. For the six months ended June 30, 2015, $442 million of Consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans, were excluded from the TDR population. The comparable amount for the six months ended June 30, 2014 was $615 million.

Table 34: Summary of Troubled Debt Restructurings (a)

In millions	June 30 2015	December 31 2014
Consumer lending:
Real estate-related	$1,845	$1,864
Credit card	117	130
Other consumer	40	47
Total consumer lending	2,002	2,041
Total commercial lending	414	542
Total TDRs	$2,416	$2,583
Nonperforming	$1,208	$1,370
Accruing	1,091	1,083
Credit card	117	130
Total TDRs	$2,416	$2,583
(a)	Amounts in table represent recorded investment, which includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.

Total TDRs decreased $167 million, or 6%, during the first six months of 2015. Nonperforming TDRs were approximately 54% of total nonperforming loans, and 50% of total TDRs.

TDRs that are performing, including credit card loans, are excluded from nonperforming loans. These TDRs remained flat during the first six months of 2015 at $1.2 billion. Generally, the accruing category is comprised of loans where borrowers have been performing under the restructured terms for at least six consecutive months. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

See Note 3 Asset Quality and the Credit Risk Management portion of the Risk Management section in our 2014 Form 10-K for additional information on loan modifications and TDRs.

38    The PNC Financial Services Group, Inc. – Form 10-Q

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

Table 35: Loan Charge-Offs And Recoveries

Six months ended June 30 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (annualized)
2015
Commercial	$82	$97	$(15)	(.03)%
Commercial real estate	25	35	(10)	(.08)
Equipment lease financing	1	2	(1)	(.03)
Home equity	102	44	58	.34
Residential real estate	6	6
Credit card	84	11	73	3.30
Other consumer	92	27	65	.59
Total	$392	$222	$170	.17
2014
Commercial	$171	$94	$77	.17%
Commercial real estate	32	49	(17)	(.15)
Equipment lease financing	6	6
Home equity	163	39	124	.70
Residential real estate	15	2	13	.18
Credit card	85	11	74	3.47
Other consumer	92	32	60	.54
Total	$564	$233	$331	.34

Total net charge-offs are lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on net charge-offs related to these loans.

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $3.3 billion at June 30, 2015 consisted of $1.6 billion and $1.7 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.

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

The PNC Financial Services Group, Inc. – Form 10-Q    39

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At June 30, 2015, we had established reserves of $.9 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition. See Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.6 billion, or 50%, of the ALLL at June 30, 2015 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $1.7 billion, or 50%, of the ALLL at June 30, 2015 has been allocated to these consumer lending categories.

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

Table 36: Allowance for Loan and Lease Losses

Dollars in millions	2015	2014
January 1	$3,331	$3,609
Total net charge-offs	(170)	(331)
Provision for credit losses	100	166
Net change in allowance for unfunded loan commitments and letters of credit	13	10
Other	(2)	(1)
June 30	$3,272	$3,453
Net charge-offs to average loans (for the six months ended) (annualized)	.17%	.34%
Total allowance for loan and lease losses to total loans	1.59	1.72
Commercial lending net (charge-offs) / recoveries	$26	$(60)
Consumer lending net charge-offs	(196)	(271)
Total net charge-offs	$(170)	$(331)
Net charge-offs (recoveries) to average loans (for the six months ended) (annualized)
Commercial lending	(.04)%	.10%
Consumer lending	.53	.71

The provision for credit losses totaled $100 million for the first six months of 2015 compared to $166 million for the first six months of 2014. The primary driver of the decrease to the provision was improved overall credit quality. For the first six months of 2015, the provision for commercial lending credit losses decreased by $88 million, or 81%, from the first six months of 2014. The provision for consumer lending credit losses increased $22 million, or 38%, from the first six months of 2014.

At June 30, 2015, total ALLL to total nonperforming loans was 145%. The comparable amount for December 31, 2014 was 133%. These ratios are 94% and 85%, respectively, when excluding the $1.2 billion of ALLL at both June 30, 2015 and December 31, 2014 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines

40    The PNC Financial Services Group, Inc. – Form 10-Q

of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted in accordance with ASC 310-30 based on the recorded investment balance. See Table 28 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first six months of 2015, improving asset quality trends, including, but not limited to, delinquency status and improving economic conditions, as well as reduced net charge-offs and overall portfolio growth combined to result in the ALLL remaining essentially flat at June 30, 2015 compared to December 31, 2014.

See Note 1 Accounting Policies and Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit. See also the Purchase Accounting Accretion and Valuation of Purchased Impaired Loans portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information on our ALLL related to purchased impaired loans.

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

As of June 30, 2015, the LCR for PNC and PNC Bank exceeded 100 percent. The June 30, 2015 LCR calculation and the underlying components are based on PNC’s current interpretation and understanding of the final LCR rules and are subject to, among other things, further regulatory guidance.

We provide additional information regarding regulatory liquidity requirements and their potential impact on PNC in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2014 Form 10-K.

Bank Level Liquidity – Uses

At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of June 30, 2015, there were approximately $8.1 billion of bank borrowings with contractual maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base generated by our retail and commercial banking businesses. Total deposits increased to $239.7 billion at June 30, 2015 from $232.2 billion at December 31, 2014, driven primarily by higher money market deposits. Assets determined by PNC to be liquid (liquid assets) and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short-term and long-term funding sources.

At June 30, 2015, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $38.3 billion and securities available for sale totaling $47.7 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Of our total liquid assets of $86.0 billion, we had $4.0 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition to the liquid assets we pledged, $6.1 billion of securities held to maturity were also pledged as collateral for these purposes.

In addition to the customer deposit base, which has historically provided the single largest source of relatively stable and low-cost funding, the bank also obtains liquidity through the issuance of traditional forms of funding including long-term debt (senior notes and subordinated debt and FHLB advances) and short-term borrowings (Federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings).

The PNC Financial Services Group, Inc. – Form 10-Q    41

Under the 2014 bank note program, PNC Bank may from time to time offer unsecured senior and subordinated notes due more than nine months from their date of issue (in the case of senior notes) and due five years or more from their date of issue (in the case of subordinated notes). On May 22, 2015, PNC Bank increased the capacity of this program by $5.0 billion to a maximum aggregate principal amount at any one time outstanding of $30.0 billion. The $30.0 billion of notes authorized to be issued and outstanding at any one time includes notes issued by PNC Bank under the 2004 bank note program and those notes PNC Bank has assumed through the acquisition of other banks, in each case for so long as such notes remain outstanding. The terms of the 2014 bank note program do not affect any of the bank notes issued prior to January 16, 2014. At June 30, 2015, PNC Bank had $20.8 billion of notes outstanding under this program. The following table details all issuances through June 30, 2015:

Table 37: PNC Bank Bank Notes Issued During 2015

Issuance Date	Amount	Description of Issuance
February 6, 2015	$600 million	Floating rate senior notes issued to an affiliate with a maturity date of January 26, 2017. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .30%, on January 26, April 26, July 26 and October 26 of each year, beginning on April 26, 2015.

February 23, 2015	$750 million	Senior notes with a maturity date of February 23, 2025. Interest is payable semi-annually at a fixed rate of 2.950% on February 23 and August 23 of each year, beginning on August 23, 2015.

February 23, 2015	$1.0 billion	Senior notes with a maturity date of February 23, 2018. Interest is payable semi-annually at a fixed rate of 1.500% on February 23 and August 23 of each year, beginning on August 23, 2015.

May 27, 2015	$200 million	Floating rate senior notes with a maturity date of May 27, 2021. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .65%, on February 27, May 27, August 27 and November 27 of each year, beginning on August 27, 2015.

June 1, 2015	$550 million	Floating rate senior notes with a maturity date of June 1, 2018. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .42%, on March 1, June 1, September 1 and December 1 of each year, beginning on September 1, 2015.

June 1, 2015	$1.3 billion	Senior notes with a maturity date of June 1, 2018. Interest is payable semi-annually at a fixed rate of 1.600% on June 1 and December 1 of each year, beginning on December 1, 2015.

June 1, 2015	$750 million	Senior notes with a maturity date of June 1, 2020. Interest is payable semi-annually at a fixed rate of 2.300% on June 1 and December 1 of each year, beginning on December 1, 2015.

June 1, 2015	$400 million	Senior notes with a maturity date of June 1, 2025. Interest is payable semi-annually at a fixed rate of 3.250% on June 1 and December 1 of each year, beginning on December 1, 2015.

Total senior and subordinated debt of PNC Bank increased to $22.3 billion at June 30, 2015 from $17.5 billion at December 31, 2014 due to the following activity in the period.

Table 38: PNC Bank Senior and Subordinated Debt

In billions	2015
January 1	$17.5
Issuances	5.5
Calls and maturities	(.7)
June 30	$22.3

See Note 18 Subsequent Events in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for information on two $750 million issuances of senior notes on July 21, 2015.

PNC Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At June 30, 2015, our unused secured borrowing capacity was

$14.3 billion with FHLB-Pittsburgh. Total FHLB borrowings increased to $22.2 billion at June 30, 2015 from $20.0 billion at December 31, 2014 due to the following activity in the period.

Table 39: FHLB Borrowings

In billions	2015
January 1	$20.0
Issuances	2.2
June 30	$22.2

The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank to secure certain public deposits. PNC Bank began using standby letters of credit issued by the FHLB-Pittsburgh for these purposes in response to the regulatory liquidity standards finalized during 2014. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank. At June 30, 2015 standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $6.0 billion.

42    The PNC Financial Services Group, Inc. – Form 10-Q

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of June 30, 2015, there was $3.0 billion outstanding under this program.

PNC Bank can also borrow from the Federal Reserve Bank discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At June 30, 2015, our unused secured borrowing capacity was $15.3 billion with the Federal Reserve Bank.

Parent Company Liquidity

As of June 30, 2015, available parent company liquidity totaled $5.6 billion. Parent company liquidity is primarily held in short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

Parent Company Liquidity – Uses

The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of June 30, 2015, there were approximately $1.1 billion of parent company borrowings with contractual maturities of less than one year. Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions.

See Balance Sheet, Liquidity and Capital Highlights in the Executive Summary section of this Financial Review for information on our 2015 capital plan that was accepted by the Federal Reserve. Our capital plan included a recommendation to increase the quarterly common stock dividend in the second quarter of 2015 and the ability to redeem the Series K Preferred Stock, as further described below, and also included share repurchase programs of up to $2.875 billion for the five quarter period beginning in the second quarter of 2015. See the Capital portion of the Consolidated Balance Sheet Review in this Financial Review for more information on our share repurchase programs, including detail on our first quarter repurchase of 4.4 million common shares for $.4 billion and our second quarter repurchase of 5.9 million common shares for $.6 billion.

On April 2, 2015, consistent with our 2015 capital plan, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from 48 cents per common share to 51 cents per common share beginning with the May 5, 2015 dividend payment.

On May 4, 2015, we redeemed $500 million of PNC’s Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series K, as well as all Depositary Shares representing interests therein. Each Depositary Share represented a 1/10 interest in a share of the Series K Preferred Stock. All 50,000 shares of Series K Preferred Stock, as well as all 500,000 Depositary Shares representing interests therein, were redeemed. The redemption price was $10,000 per share of Series K Preferred Stock equivalent to $1,000 per Depositary Share, plus declared and unpaid dividends up to but excluding the redemption date.

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

There are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.5 billion at June 30, 2015. See Note 20 Regulatory Matters in our 2014 Form 10-K for a further discussion of these limitations. We provide additional information on certain contractual restrictions in Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities in our 2014 Form 10-K.

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

The PNC Financial Services Group, Inc. – Form 10-Q    43

Total parent company senior and subordinated debt and hybrid capital instruments decreased to $8.6 billion at June 30, 2015 from $10.1 billion at December 31, 2014 due to the following activity in the period.

Table 40: Parent Company Senior and Subordinated Debt and Hybrid Capital Instruments

In billions	2015
January 1	$10.1
Maturities	(1.4)
Other	(.1)
June 30	$8.6

The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of June 30, 2015, there were no issuances outstanding under this program.

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

In March 2015, Moody’s Investors Service (Moody’s) published a new bank ratings methodology which has been implemented on a global basis and includes assessment of expected loss ratings on instruments ranging from bank deposits to preferred stock. In the second quarter of 2015, Moody’s concluded its review for PNC and PNC Bank under this new methodology. As a result, Moody’s upgraded PNC Bank’s long-term deposit rating three notches to Aa2, confirmed PNC Bank’s senior debt and issuer ratings at A2, and confirmed PNC Bank’s Prime-1 short-term notes rating. The Moody’s rating outlook for PNC and PNC Bank is stable.

Table 41: Credit Ratings as of June 30, 2015 for PNC and PNC Bank

	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-

PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Commitments

The following tables set forth contractual obligations and various other commitments as of June 30, 2015 representing required and potential cash outflows.

Table 42: Contractual Obligations

		Payment Due By Period
June 30, 2015 – in millions	Total	Less than one year	One to three years	Four to five years	After five years

Remaining contractual maturities of time deposits (a)	$20,590	$14,807	$2,003	$955	$2,825
Borrowed funds (a) (b)	58,276	13,263	21,617	14,079	9,317
Minimum annual rentals on noncancellable leases	2,723	379	646	490	1,208
Nonqualified pension and postretirement benefits	519	56	109	108	246
Purchase obligations (c)	647	416	136	71	24
Total contractual cash obligations	$82,755	$28,921	$24,511	$15,703	$13,620
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

44    The PNC Financial Services Group, Inc. – Form 10-Q

At June 30, 2015, we had unrecognized tax benefits of $80 million, which represents a reserve for tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimate has been excluded from the contractual obligations table. See Note 14 Income Taxes in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

Our contractual obligations totaled $82.0 billion at December 31, 2014. The slight increase in the comparison is primarily attributable to an increase in borrowed funds offset by a decrease in time deposits. See Funding Sources in the Consolidated Balance Sheet Review section of this Financial Review for additional information regarding our funding sources.

Table 43: Other Commitments (a)

		Amount Of Commitment Expiration By Period
June 30, 2015 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Commitments to extend credit (b)	$138,242	$52,622	$47,142	$37,633	$845
Net outstanding standby letters of credit (c)	9,509	4,361	4,053	1,094	1
Reinsurance agreements (d)	2,118	10	18	30	2,060
Standby bond purchase agreements	959	306	653
Other commitments (e)	964	764	166	33	1
Total commitments	$151,792	$58,063	$52,032	$38,790	$2,907
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.
(c)	Includes $5.2 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(d)	Reinsurance agreements are with third-party insurers related to insurance sold to or placed on behalf of our customers. Balances represent estimates based on availability of financial information.
(e)	Includes other commitments of $283 million that were not on our Consolidated Balance Sheet. The remaining $681 million of other commitments were included in Other liabilities on our Consolidated Balance Sheet.

Our total commitments were $154.9 billion at December 31, 2014. The decrease in the comparison is primarily due to the decline in reinsurance agreements driven by the programs being in run-off. See Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information related to our commitments.

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

The PNC Financial Services Group, Inc. – Form 10-Q    45

Sensitivity results and market interest rate benchmarks for the second quarters of 2015 and 2014 follow:

Table 44: Interest Sensitivity Analysis

	Second Quarter 2015	Second Quarter 2014
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over following 12 months of:
100 basis point increase	1.7%	2.0%
100 basis point decrease	(.5)%	(.9)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	5.7%	6.8%
100 basis point decrease	(4.6)%	(4.6)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(3.5)	(2.7)
Key Period-End Interest Rates
One-month LIBOR	.19%	.16%
Three-year swap	1.25%	1.00%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Table 45: Net Interest Income Sensitivity to Alternative Rate Scenarios (Second Quarter 2015)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	2.9%	1.1%	(.8)%
Second year sensitivity	7.0%	4.5%	(4.1)%

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

Table 46: Alternate Interest Rate Scenarios: One Year Forward

The second quarter 2015 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During the first six months of 2015, our 95% VaR ranged between $1.4 million and $3.6 million, averaging $2.1 million. During the first six months of 2014, our 95% VaR ranged between $1.4 million and $3.9 million, averaging $3.1 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the

46    The PNC Financial Services Group, Inc. – Form 10-Q

VaR levels that were calculated at the close of the prior day. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Our customer-related trading activity includes customer revenue and intraday hedging which helps to reduce losses, and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There were three such instances during the first six months of 2015 where actual losses exceeded the prior day VaR measure under our diversified VaR measure. In comparison, there were no such instances during the first six months of 2014. We use a 500 day look back period for backtesting and include customer-related revenue.

The following graph shows a comparison of enterprise-wide gains and losses against prior day diversified VaR for the period indicated.

Table 47: Enterprise-Wide Gains/Losses Versus Value-at-Risk

Customer-related trading revenue increased to $102 million for the first six months of 2015 compared with $84 million for the first six months of 2014. This increase was primarily due to market interest rate changes impacting credit valuations for customer-related derivatives activities and improved derivatives client sales revenues, which were partially offset by reduced client related trading results.

Customer-related trading revenue increased to $53 million for the second quarter of 2015 compared with $44 million for the second quarter of 2014. This increase was primarily due to market interest rate changes impacting credit valuations for customer-related derivatives activities.

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

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is an estimate of the potential value depreciation over a one year horizon commensurate with solvency expectations of an institution rated single-A by the credit rating agencies. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. See Note 7 Fair Value in the Notes To Consolidated Financial Statements in this Report and Note 7 Fair Value in our 2014 Form 10-K for additional information.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 48: Equity Investments Summary

In millions	June 30 2015	December 31 2014
BlackRock	$6,397	$6,265
Tax credit investments	2,312	2,616
Private equity	1,611	1,615
Visa	54	77
Other	157	155
Total	$10,531	$10,728

BlackRock

PNC owned approximately 35 million common stock equivalent shares of BlackRock equity at June 30, 2015, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are direct tax credit investments and equity investments held by consolidated partnerships which totaled $2.3 billion at June 30, 2015 and $2.6 billion at December 31, 2014. These equity investment balances include unfunded commitments totaling $611 million and $717 million at June 30, 2015 and December 31, 2014, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial

The PNC Financial Services Group, Inc. – Form 10-Q    47

Statements in Part I, Item 1 of this Report has further information on Tax Credit Investments.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.6 billion at both June 30, 2015 and December 31, 2014. As of June 30, 2015, $1.2 billion was invested directly in a variety of companies and $.4 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $182 million as of June 30, 2015. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors included in our 2014 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and sponsorship of private funds covered by the Volcker Rule.

Our unfunded commitments related to private equity totaled $144 million at June 30, 2015 compared with $140 million at December 31, 2014.

Visa

Our 2014 Form 10-K includes information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, the status of pending interchange litigation, the sales of portions of our Visa Class B common shares and the related swap agreements with the purchaser.

During the first six months of 2015, we sold 1 million Visa Class B common shares, in addition to the 16.5 million shares sold in previous years. We have entered into swap agreements with the purchaser of the shares as part of these sales. At June 30, 2015, our investment in Visa Class B common shares totaled approximately 6 million shares and had a carrying value of $54 million. Based on the June 30, 2015 closing price of $67.15 for the Visa Class A common shares, the fair value of our total investment was approximately $649 million at the current conversion rate. The Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At June 30, 2015 other investments totaled $157 million compared with $155 million at December 31, 2014. Net gains related to these investments were not significant for the first six months of 2015 and 2014.

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments at June 30, 2015 and December 31, 2014 were not significant.

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

48    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at June 30, 2015 and December 31, 2014.

Table 49: Financial Derivatives Summary

	June 30, 2015		December 31, 2014
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$53,342	$947	$49,061	$1,075
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$100,773	$357	$76,102	$409
Total derivatives used for commercial mortgage banking activities	25,756	17	26,290	26
Total derivatives used for customer-related activities	187,110	171	183,474	122
Total derivatives used for other risk management activities	4,568	(468)	5,390	(425)
Total derivatives not designated as hedging instruments	$318,207	$77	$291,256	$132
Total Derivatives	$371,549	$1,024	$340,317	$1,207
(a)	Represents the net fair value of assets and liabilities.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2015, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) were effective as of June 30, 2015, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Basel III common equity Tier 1 capital – Common stock plus related surplus, net of treasury stock, plus retained earnings, plus accumulated other comprehensive income for securities currently and previously held as available for sale, plus accumulated other comprehensive income for pension and other postretirement benefit plans, less goodwill, net of associated deferred tax liabilities, less other disallowed intangibles, net of deferred tax liabilities and plus/less other adjustments.

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

Transitional Basel III common equity – Common equity calculated under Basel III using phased in definitions and deductions applicable to PNC during the applicable presentation period.

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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the U.S. economic expansion will speed up to an above trend growth rate near 3.2 percent in the second half of 2015, boosted by lower oil/energy prices, and that short-term interest rates and bond yields will rise slowly in the latter half of 2015. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

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

54    The PNC Financial Services Group, Inc. – Form 10-Q

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

We provide greater detail regarding these as well as other factors in our 2014 10-K, in our first quarter 2015 Form 10-Q, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in such reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    55

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except per share data	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Interest Income
Loans	$1,791	$1,845	$3,593	$3,744
Investment securities	407	412	813	839
Other	107	99	218	183
Total interest income	2,305	2,356	4,624	4,766
Interest Expense
Deposits	98	80	190	158
Borrowed funds	155	147	310	284
Total interest expense	253	227	500	442
Net interest income	2,052	2,129	4,124	4,324
Noninterest Income
Asset management	416	362	792	726
Consumer services	334	323	645	613
Corporate services	369	343	713	644
Residential mortgage	164	182	328	343
Service charges on deposits	156	156	309	303
Net gains (losses) on sales of securities	8	(6)	50	4
Other	367	321	636	630
Total noninterest income	1,814	1,681	3,473	3,263
Total revenue	3,866	3,810	7,597	7,587
Provision For Credit Losses	46	72	100	166
Noninterest Expense
Personnel	1,200	1,172	2,357	2,252
Occupancy	209	199	425	417
Equipment	231	204	453	405
Marketing	67	68	129	120
Other	659	685	1,351	1,398
Total noninterest expense	2,366	2,328	4,715	4,592
Income before income taxes and noncontrolling interests	1,454	1,410	2,782	2,829
Income taxes	410	358	734	717
Net income	1,044	1,052	2,048	2,112
Less: Net income (loss) attributable to noncontrolling interests	4	3	5	1
Preferred stock dividends and discount accretion and redemptions	48	48	118	118
Net income attributable to common shareholders	$992	$1,001	$1,925	$1,993
Earnings Per Common Share
Basic	$1.92	$1.88	$3.71	$3.73
Diluted	1.88	1.85	3.63	3.67
Average Common Shares Outstanding
Basic	517	532	519	532
Diluted	525	539	527	539

See accompanying Notes To Consolidated Financial Statements.

56    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Net income	$1,044	$1,052	$2,048	$2,112
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	(365)	212	(291)	401
Net unrealized gains (losses) on OTTI securities	4	41	7	107
Net unrealized gains (losses) on cash flow hedge derivatives	(170)	81	69	76
Pension and other postretirement benefit plan adjustments	(10)	9	50	91
Other	(9)	(4)	(36)	7
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(550)	339	(201)	682
Income tax benefit (expense) related to items of other comprehensive income	226	(114)	77	(237)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(324)	225	(124)	445
Comprehensive income	720	1,277	1,924	2,557
Less: Comprehensive income (loss) attributable to noncontrolling interests	4	3	5	1
Comprehensive income attributable to PNC	$716	$1,274	$1,919	$2,556

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    57

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except par value	June 30 2015	December 31 2014
Assets
Cash and due from banks (includes $5 and $6 for VIEs) (a)	$4,412	$4,360
Federal funds sold and resale agreements (includes $150 and $155 measured at fair value) (b)	1,971	1,852
Trading securities	2,334	2,353
Interest-earning deposits with banks (includes $5 and $6 for VIEs) (a)	33,969	31,779
Loans held for sale (includes $2,121 and $2,154 measured at fair value) (b)	2,357	2,262
Investment securities	61,362	55,823
Loans (includes $1,463 and $1,606 for VIEs) (a) (includes $941 and $1,034 measured at fair value) (b)	205,153	204,817
Allowance for loan and lease losses (includes $(44) and $(50) for VIEs) (a)	(3,272)	(3,331)
Net loans	201,881	201,486
Goodwill	9,103	9,103
Mortgage servicing rights	1,558	1,351
Other intangible assets	435	493
Equity investments (includes $256 and $492 for VIEs) (a)	10,531	10,728
Other (includes $440 and $483 for VIEs) (a) (includes $411 and $412 measured at fair value) (b)	24,032	23,482
Total assets	$353,945	$345,072
Liabilities
Deposits
Noninterest-bearing	$77,369	$73,479
Interest-bearing	162,335	158,755
Total deposits	239,704	232,234
Borrowed funds
Federal funds purchased and repurchase agreements	2,190	3,510
Federal Home Loan Bank borrowings	22,193	20,005
Bank notes and senior debt	18,529	15,750
Subordinated debt	9,121	9,151
Commercial paper	2,956	4,995
Other (includes $311 and $347 for VIEs) (a) (includes $224 and $273 measured at fair value) (b)	3,287	3,357
Total borrowed funds	58,276	56,768
Allowance for unfunded loan commitments and letters of credit	246	259
Accrued expenses (includes $63 and $70 for VIEs) (a)	5,031	5,187
Other (includes $136 and $206 for VIEs) (a)	4,776	4,550
Total liabilities	308,033	298,998
Equity
Preferred stock (c)
Common stock ($5 par value, authorized 800 shares, issued 542 and 541 shares)	2,708	2,705
Capital surplus – preferred stock	3,449	3,946
Capital surplus – common stock and other	12,632	12,627
Retained earnings	27,609	26,200
Accumulated other comprehensive income (loss)	379	503
Common stock held in treasury at cost: 26 and 18 shares	(2,262)	(1,430)
Total shareholders’ equity	44,515	44,551
Noncontrolling interests	1,397	1,523
Total equity	45,912	46,074
Total liabilities and equity	$353,945	$345,072
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which we have elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

58    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2015	2014
Operating Activities
Net income	$2,048	$2,112
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	100	166
Depreciation and amortization	530	476
Deferred income taxes	109	104
Net gains on sales of securities	(50)	(4)
Changes in fair value of mortgage servicing rights	43	250
Gain on sales of Visa Class B common shares	(79)	(116)
Undistributed earnings of BlackRock	(196)	(193)
Excess tax benefits from share-based payment arrangements	(27)	(36)
Net change in
Trading securities and other short-term investments	(22)	839
Loans held for sale	(391)	(99)
Other assets	22	(262)
Accrued expenses and other liabilities	(186)	381
Other	(272)	(148)
Net cash provided (used) by operating activities	1,629	3,470
Investing Activities
Sales
Securities available for sale	2,402	3,359
Loans	958	1,295
Repayments/maturities
Securities available for sale	3,933	3,434
Securities held to maturity	1,054	992
Purchases
Securities available for sale	(9,706)	(3,608)
Securities held to maturity	(3,049)
Loans	(355)	(369)
Net change in
Federal funds sold and resale agreements	(119)	459
Interest-earning deposits with banks	(2,190)	(4,741)
Loans	(1,017)	(6,837)
Other	(394)	(266)
Net cash provided (used) by investing activities	(8,483)	(6,282)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    59

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

Unaudited In millions	Six months ended June 30
	2015	2014
Financing Activities
Net change in
Noninterest-bearing deposits	$3,909	$723
Interest-bearing deposits	3,580	928
Federal funds purchased and repurchase agreements	(1,320)	(1,156)
Commercial paper	(158)	(268)
Other borrowed funds	712	(494)
Sales/issuances
Federal Home Loan Bank borrowings	2,250	7,650
Bank notes and senior debt	4,932	3,636
Subordinated debt		745
Commercial paper	1,393	4,532
Other borrowed funds	586	380
Common and treasury stock	109	179
Repayments/maturities
Federal Home Loan Bank borrowings	(62)	(5,539)
Bank notes and senior debt	(2,134)	(2,200)
Subordinated debt	39	22
Commercial paper	(3,274)	(4,262)
Other borrowed funds	(1,532)	(354)
Preferred stock redemption	(500)
Excess tax benefits from share-based payment arrangements	27	36
Acquisition of treasury stock	(1,020)	(291)
Preferred stock cash dividends paid	(115)	(115)
Common stock cash dividends paid	(516)	(491)
Net cash provided (used) by financing activities	6,906	3,661
Net Increase (Decrease) In Cash And Due From Banks	52	849
Cash and due from banks at beginning of period	4,360	4,043
Cash and due from banks at end of period	$4,412	$4,892
Supplemental Disclosures
Interest paid	$503	$418
Income taxes paid	191	551
Income taxes refunded	1	9
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	3	390
Transfer from loans to foreclosed assets	227	315

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2014 Annual Report on Form 10-K. Reference is made to Note 1 Accounting Policies in the 2014 Form 10-K for a detailed description of significant accounting policies. Included herein are policies that are required to be disclosed on an interim basis as well as policies where there has been a significant change within the first six months of 2015. These interim consolidated financial statements serve to update the 2014 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

Commercial loans

Loans Classified as Nonperforming and Accounted for as Nonaccrual	• Loans accounted for at amortized cost where:
– The loan is 90 days or more past due.
– The loan is rated substandard or worse due to the determination that full collection of principal and interest is not probable as demonstrated by the following conditions:

• The collection of principal or interest is 90 days or more past due;

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

Loans Excluded from Nonperforming Classification and Nonaccrual Accounting	• Purchased impaired loans because interest income is accreted by nature of the accounting for these assets. • Loans that are well secured and in the process of collection.

Consumer loans

Loans Classified as Nonperforming and Accounted for as Nonaccrual	• Loans accounted for at amortized cost where full collection of contractual principal and interest is not deemed probable as demonstrated in the policies below:
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
• Consumer loans and lines of credit, not secured by residential real estate, as permitted by regulatory guidance.

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

Most consumer loans and lines of credit, not secured by residential real estate, are charged off after 120-180 days past due.

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

The PNC Financial Services Group, Inc. – Form 10-Q    63

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

64    The PNC Financial Services Group, Inc. – Form 10-Q

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

Recently Adopted Accounting Standards

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU impacts the accounting for repurchase-to-maturity transactions and transfers executed contemporaneously with a repurchase agreement with the same counterparty (i.e., a repurchase financing) by requiring secured borrowing accounting. We adopted this accounting as of January 1, 2015. The disclosure requirements were adopted in the current reporting period. Adoption of this ASU did not have a material effect on our results of operations or financial position.

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

The PNC Financial Services Group, Inc. – Form 10-Q    65

The following table provides certain financial information and cash flows associated with PNC’s loan sale and servicing activities:

Table 50: Certain Financial Information and Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
FINANCIAL INFORMATION – June 30, 2015
Servicing portfolio (c)	$115,454	$197,932	$3,438
Carrying value of servicing assets (d)	1,015	543
Servicing advances (e)	463	271	6
Repurchase and recourse obligations (f)	97	35	28
Carrying value of mortgage-backed securities held (g)	5,639	1,170
FINANCIAL INFORMATION – December 31, 2014
Servicing portfolio (c)	$108,010	$186,032	$3,833
Carrying value of servicing assets (d)	845	506
Servicing advances (e)	501	299	31
Repurchase and recourse obligations (f)	107	35	29
Carrying value of mortgage-backed securities held (g)	3,365	1,269
CASH FLOWS – Three months ended June 30, 2015
Sales of loans (h)	$2,015	$1,159
Repurchases of previously transferred loans (i)	134
Servicing fees (j)	82	36	$4
Servicing advances recovered/(funded), net	47	21	1
Cash flows on mortgage-backed securities held (g)	429	54
CASH FLOWS – Three months ended June 30, 2014
Sales of loans (h)	$2,189	$496
Repurchases of previously transferred loans (i)	159		$3
Servicing fees (j)	87	26	5
Servicing advances recovered/(funded), net	39	23	3
Cash flows on mortgage-backed securities held (g)	254	47
CASH FLOWS – Six months ended June 30, 2015
Sales of loans (h)	$3,955	$2,179
Repurchases of previously transferred loans (i)	303		$2
Servicing fees (j)	165	68	8
Servicing advances recovered/(funded), net	38	28	25
Cash flows on mortgage-backed securities held (g)	669	114
CASH FLOWS – Six months ended June 30, 2014
Sales of loans (h)	$4,284	$935
Repurchases of previously transferred loans (i)	368		$9
Servicing fees (j)	174	67	10
Servicing advances recovered/(funded), net	69	55	6
Cash flows on mortgage-backed securities held (g)	486	191
(a)	Represents financial and cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged.
(c)	For our continuing involvement with residential mortgages, this amount represents the outstanding balance of loans we service, including loans transferred by us and loans originated by others where we have purchased the associated servicing rights. For home equity loan/line of credit transfers, this amount represents the outstanding balance of loans transferred and serviced. For commercial mortgages, this amount represents our overall servicing portfolio in which loans have been transferred by us or third parties to VIEs.
(d)	See Note 7 Fair Value and Note 8 Goodwill and Other Intangible Assets for further information.
(e)	Pursuant to certain contractual servicing agreements, represents outstanding balance of funds advanced (i) to investors for monthly collections of borrower principal and interest, (ii) for borrower draws on unused home equity lines of credit, and (iii) for collateral protection associated with the underlying mortgage collateral.
(f)	Represents liability for our loss exposure associated with loan repurchases for breaches of representations and warranties for our Residential Mortgage Banking and Non-Strategic Assets Portfolio segments, and our commercial mortgage loss share arrangements for our Corporate & Institutional Banking segment. See Note 16 Commitments and Guarantees for further information.
(g)	Represents securities held where PNC transferred to and/or services loans for a securitization SPE and we hold securities issued by that SPE.
(h)	Gains/losses recognized on sales of loans were insignificant for the periods presented.
(i)	Includes government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.
(j)	Includes contractually specified servicing fees, late charges and ancillary fees.

66    The PNC Financial Services Group, Inc. – Form 10-Q

The table below presents information about the principal balances of transferred loans that we service and are not recorded on our balance sheet.

Table 51: Principal Balance, Delinquent Loans, and Net Charge-offs Related to Serviced Loans

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
June 30, 2015
Total principal balance	$75,639	$56,552	$3,438
Delinquent loans (c)	2,161	672	1,129
December 31, 2014
Total principal balance	$79,108	$60,873	$3,833
Delinquent loans (c)	2,657	707	1,303
Three months ended June 30, 2015
Net charge-offs (d)	$37	$148	$8
Three months ended June 30, 2014
Net charge-offs (d)	$34	$345	$15
Six months ended June 30, 2015
Net charge-offs (d)	$69	$255	$15
Six months ended June 30, 2014
Net charge-offs (d)	$75	$700	$32
(a)	Represents information at the securitization level in which PNC has sold loans and is the servicer for the securitization.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged.
(c)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(d)	Net charge-offs for Residential mortgages and Home equity loans/lines represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for CMBS securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

The PNC Financial Services Group, Inc. – Form 10-Q    67

Variable Interest Entities (VIEs)

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2014 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of June 30, 2015 and December 31, 2014, respectively. We have not provided additional financial support to these entities which we are not contractually required to provide.

Table 52: Consolidated VIEs – Carrying Value (a) (b)

June 30, 2015 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$5	$5
Interest-earning deposits with banks		5	5
Loans	$1,457	6	1,463
Allowance for loan and lease losses	(44)		(44)
Equity investments		256	256
Other assets	20	420	440
Total assets	$1,433	$692	$2,125
Liabilities
Other borrowed funds	$154	$157	$311
Accrued expenses		63	63
Other liabilities		136	136
Total liabilities	$154	$356	$510

December 31, 2014 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$6	$6
Interest-earning deposits with banks		6	6
Loans	$1,606		1,606
Allowance for loan and lease losses	(50)		(50)
Equity investments		492	492
Other assets	31	452	483
Total assets	$1,587	$956	$2,543
Liabilities
Other borrowed funds	$166	$181	$347
Accrued expenses		70	70
Other liabilities		206	206
Total liabilities	$166	$457	$623
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.

68    The PNC Financial Services Group, Inc. – Form 10-Q

Table 53: Non-Consolidated VIEs

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
June 30, 2015
Commercial Mortgage-Backed Securitizations (b)	$45,797	$45,797	$1,415	$1,415	(d)
Residential Mortgage-Backed Securitizations (b)	323,975	323,975	5,678	5,678	(d)	$1	(f)
Tax Credit Investments and Other (c)	7,576	2,937	2,237	2,281	(e)	695	(g)
Total	$377,348	$372,709	$9,330	$9,374		$696

In millions	Aggregate Assets	Aggregate Liabilities	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
December 31, 2014
Commercial Mortgage-Backed Securitizations (b)	$53,436	$53,436	$1,550	$1,550	(d)	$1	(f)
Residential Mortgage-Backed Securitizations (b)	62,236	62,236	3,385	3,385	(d)	4	(f)
Tax Credit Investments and Other (c)	7,493	2,933	2,270	2,304	(e)	777	(g)
Total	$123,165	$118,605	$7,205	$7,239		$782
(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable). Our total exposure related to our involvement in loan sale and servicing activities is disclosed in Table 50. Additionally, we also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 6 Investment Securities and values disclosed represent our maximum exposure to loss for those securities’ holdings.
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Asset amounts equal outstanding liability amounts of the SPEs due to limited availability of SPE financial information.
(c)	Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain acquired partnerships and certain LLCs engaged in solar power generation to which PNC provides lease financing. The aggregate assets and aggregate liabilities of LLCs engaged in solar power generation may not be reflective of the size of these VIEs due to differences in classification of leases by these entities.
(d)	Included in Trading securities, Investment securities, Other intangible assets and Other assets on our Consolidated Balance Sheet.
(e)	Included in Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(f)	Included in Other liabilities on our Consolidated Balance Sheet.
(g)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

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

See Note 1 Accounting Policies for additional delinquency, nonperforming, and charge-off information.

The following tables display the delinquency status of our loans and our nonperforming assets at June 30, 2015 and December 31, 2014, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    69

Table 54: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d) (e)
June 30, 2015
Commercial Lending
Commercial	$97,675	$83	$32	$35	$150	$258		$50	$98,133
Commercial real estate	24,368	5	5	1	11	242		185	24,806
Equipment lease financing	7,778	2			2	3			7,783
Total commercial lending	129,821	90	37	36	163	503		235	130,722
Consumer Lending
Home equity	30,555	65	25		90	1,057		1,833	33,535
Residential real estate (f)	10,456	142	58	604	804	633	$242	2,397	14,532
Credit card	4,448	23	17	29	69	3			4,520
Other consumer (g)	21,273	172	98	245	515	56			21,844
Total consumer lending	66,732	402	198	878	1,478	1,749	242	4,230	74,431
Total	$196,553	$492	$235	$914	$1,641	$2,252	$242	$4,465	$205,153
Percentage of total loans	95.80%	.24%	.11%	.45%	.80%	1.10%	.12%	2.18%	100.00%
December 31, 2014
Commercial Lending
Commercial	$96,922	$73	$24	$37	$134	$290		$74	$97,420
Commercial real estate	22,667	23	2		25	334		236	23,262
Equipment lease financing	7,672	11	1		12	2			7,686
Total commercial lending	127,261	107	27	37	171	626		310	128,368
Consumer Lending
Home equity	31,474	70	32		102	1,112		1,989	34,677
Residential real estate (f)	9,900	163	68	742	973	706	$269	2,559	14,407
Credit card	4,528	28	20	33	81	3			4,612
Other consumer (g)	22,071	214	112	293	619	63			22,753
Total consumer lending	67,973	475	232	1,068	1,775	1,884	269	4,548	76,449
Total	$195,234	$582	$259	$1,105	$1,946	$2,510	$269	$4,858	$204,817
Percentage of total loans	95.32%	.28%	.13%	.54%	.95%	1.23%	.13%	2.37%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.6 billion and $1.7 billion at June 30, 2015 and December 31, 2014, respectively.
(e)	Future accretable yield related to purchased impaired loans is not included in the analysis of loan portfolio.
(f)	Past due loan amounts at June 30, 2015 include government insured or guaranteed Residential real estate mortgages totaling $64 million for 30 to 59 days past due, $38 million for 60 to 89 days past due and $585 million for 90 days or more past due. Past due loan amounts at December 31, 2014 include government insured or guaranteed Residential real estate mortgages totaling $68 million for 30 to 59 days past due, $43 million for 60 to 89 days past due and $719 million for 90 days or more past due.
(g)	Past due loan amounts at June 30, 2015 include government insured or guaranteed Other consumer loans totaling $121 million for 30 to 59 days past due, $81 million for 60 to 89 days past due and $232 million for 90 days or more past due. Past due loan amounts at December 31, 2014 include government insured or guaranteed Other consumer loans totaling $152 million for 30 to 59 days past due, $93 million for 60 to 89 days past due and $277 million for 90 days or more past due.

70    The PNC Financial Services Group, Inc. – Form 10-Q

At June 30, 2015, we pledged $18.7 billion of commercial loans to the Federal Reserve Bank (FRB) and $52.6 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2014 were $19.2 billion and $52.8 billion, respectively.

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

Table 55: Nonperforming Assets

Dollars in millions	June 30 2015	December 31 2014
Nonperforming loans
Commercial lending
Commercial	$258	$290
Commercial real estate	242	334
Equipment lease financing	3	2
Total commercial lending	503	626
Consumer lending (a)
Home equity	1,057	1,112
Residential real estate	633	706
Credit card	3	3
Other consumer	56	63
Total consumer lending	1,749	1,884
Total nonperforming loans (b) (c)	2,252	2,510
OREO and foreclosed assets
Other real estate owned (OREO)	302	351
Foreclosed and other assets	24	19
Total OREO and foreclosed assets	326	370
Total nonperforming assets	$2,578	$2,880
Nonperforming loans to total loans	1.10%	1.23%
Nonperforming assets to total loans, OREO and foreclosed assets	1.25	1.40
Nonperforming assets to total assets	.73	.83
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.6 billion and $.8 billion at June 30, 2015 and December 31, 2014, which included $.4 billion and $.5 billion, respectively, of loans that are government insured/guaranteed.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of Note 3 in our 2014 Form 10-K for additional information. For the six months ended June 30, 2015, $442 million of Consumer loans held for sale, loans accounted for under the fair value option, pooled purchased impaired loans, as well as certain government insured or guaranteed loans which were evaluated for TDR consideration, are not classified as TDRs. The comparable amount for the six months ended June 30, 2014 was $615 million.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.2 billion at June 30, 2015 and $1.4 billion at December 31, 2014. TDRs that are performing, including credit card TDR loans, totaled $1.2 billion at June 30, 2015 and December 31, 2014 and are excluded from nonperforming loans. These include TDRs that are not placed on nonaccrual status as permitted by regulatory guidance. Nonperforming TDRs are returned to accrual and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

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

Commercial Lending Asset Classes

Commercial Loan Class

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process on an ongoing basis. These ratings are reviewed and updated, generally at least once per year. Additionally, no less frequently than on an annual basis, we review PD rates related to each rating grade based upon internal historical data. These rates are updated as needed and augmented by market data as deemed necessary. For small balance homogenous pools of commercial loans, mortgages and leases, we apply statistical modeling to assist in determining the probability of default within these pools. Further, on a periodic basis, we update our LGD estimates associated with each rating grade based upon historical data. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. In general, loans with better PD and LGD tend to have a lower likelihood of loss compared to loans with worse PD and LGD. The loss amount also considers exposure at date of default, which we also periodically update based upon historical data.

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

See Note 4 Purchased Loans for additional information.

72    The PNC Financial Services Group, Inc. – Form 10-Q

Table 56: Commercial Lending Asset Quality Indicators (a)(b)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
June 30, 2015
Commercial	$93,470	$1,848	$2,696	$69	$98,083
Commercial real estate	23,828	215	564	14	24,621
Equipment lease financing	7,621	84	76	2	7,783
Purchased impaired loans		6	208	21	235
Total commercial lending	$124,919	$2,153	$3,544	$106	$130,722
December 31, 2014
Commercial	$92,884	$1,984	$2,424	$55	$97,347
Commercial real estate	22,066	285	639	35	23,025
Equipment lease financing	7,518	73	93	2	7,686
Purchased impaired loans		4	280	26	310
Total commercial lending	$122,468	$2,346	$3,436	$118	$128,368
(a)	Based upon PDs and LGDs. We apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in the above table.
(b)	Loans are included above based on the Regulatory Classification definitions of “Pass”, “Special Mention”, “Substandard” and “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.

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

See Note 4 Purchased Loans for additional information.

Table 57: Home Equity and Residential Real Estate Balances

	June 30	December 31
In millions	2015	2014
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$42,830	$43,348
Home equity and residential real estate loans – purchased impaired loans (b)	4,136	4,541
Government insured or guaranteed residential real estate mortgages (a)	1,007	1,188
Difference between outstanding balance and recorded investment in purchased impaired loans (c)	94	7
Total home equity and residential real estate loans (a)	$48,067	$49,084
(a)	Represents recorded investment.
(b)	Represents outstanding balance.
(c)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting.

Table 58: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
June 30, 2015 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$315	$1,223	$346	$1,884
Less than or equal to 660 (d) (e)	55	236	89	380
Missing FICO	1	7	6	14

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	797	2,016	763	3,576
Less than or equal to 660 (d) (e)	114	341	137	592
Missing FICO	2	5	8	15

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	863	1,659	774	3,296
Less than or equal to 660	98	236	102	436
Missing FICO	2	4	9	15

Less than 90% and updated FICO scores:
Greater than 660	13,957	7,574	8,216	29,747
Less than or equal to 660	1,251	902	566	2,719
Missing FICO	29	15	112	156
Total home equity and residential real estate loans	$17,484	$14,218	$11,128	$42,830

74    The PNC Financial Services Group, Inc. – Form 10-Q

	Home Equity		Residential Real Estate
December 31, 2014 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$333	$1,399	$360	$2,092
Less than or equal to 660 (d) (e)	57	273	92	422
Missing FICO	1	9	8	18

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	839	2,190	772	3,801
Less than or equal to 660 (d) (e)	118	383	153	654
Missing FICO	1	5	12	18

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	891	1,703	755	3,349
Less than or equal to 660	103	271	118	492
Missing FICO	2	3	5	10

Less than 90% and updated FICO scores:
Greater than 660	13,878	7,874	7,703	29,455
Less than or equal to 660	1,319	995	573	2,887
Missing FICO	27	14	109	150
Total home equity and residential real estate loans	$17,569	$15,119	$10,660	$43,348
(a)	Excludes purchased impaired loans of approximately $4.2 billion and $4.5 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $1.0 billion and $1.2 billion, and loans held for sale at June 30, 2015 and December 31, 2014, respectively. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
(c)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states had the highest percentage of higher risk loans at June 30, 2015: New Jersey 15%, Ohio 12%, Illinois 12%, Pennsylvania 12%, Florida 7%, Maryland 6% and Michigan 5%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 31% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2014: New Jersey 14%, Illinois 12%, Pennsylvania 12%, Ohio 12%, Florida 8%, Maryland 6%, Michigan 5%, and North Carolina 4%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 28% of the higher risk loans.

The PNC Financial Services Group, Inc. – Form 10-Q    75

Table 59: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
June 30, 2015 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$6	$225	$221	$452
Less than or equal to 660	9	105	121	235
Missing FICO		7	7	14

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	14	387	245	646
Less than or equal to 660	11	166	173	350
Missing FICO		10	9	19

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	12	186	157	355
Less than or equal to 660	7	84	103	194
Missing FICO		4	6	10

Less than 90% and updated FICO scores:
Greater than 660	109	320	625	1,054
Less than or equal to 660	97	175	472	744
Missing FICO	1	13	28	42

Missing LTV and updated FICO scores:
Greater than 660	1		12	13
Less than or equal to 660	3		5	8
Total home equity and residential real estate loans	$270	$1,682	$2,184	$4,136

	Home Equity (b) (c)		Residential Real Estate (b) (c)
December 31, 2014 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$8	$243	$276	$527
Less than or equal to 660	9	125	144	278
Missing FICO		8	6	14

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	15	426	272	713
Less than or equal to 660	12	194	200	406
Missing FICO		11	5	16

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	12	207	186	405
Less than or equal to 660	9	93	123	225
Missing FICO		5	3	8

Less than 90% and updated FICO scores:
Greater than 660	102	339	626	1,067
Less than or equal to 660	109	200	515	824
Missing FICO	1	12	15	28

Missing LTV and updated FICO scores:
Greater than 660	1		14	15
Less than or equal to 660	4		10	14
Missing FICO			1	1
Total home equity and residential real estate loans	$282	$1,863	$2,396	$4,541

76    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Amounts shown represent outstanding balance. See Note 4 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states had the highest percentage of purchased impaired loans at June 30, 2015: California 16%, Florida 14%, Illinois 11%, Ohio 8%, North Carolina 7%, and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 39% of the purchased impaired portfolio. The following states had the highest percentage of purchased impaired loans at December 31, 2014: California 17%, Florida 15%, Illinois 11%, Ohio 8%, North Carolina 7% and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 37% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. In cases where we are in an originated second lien position, we generally utilize origination balances provided by a third-party which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon a current first lien balance, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

Credit Card and Other Consumer Loan Classes

Table 60: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
June 30, 2015
FICO score greater than 719	$2,680	59%	$9,293	65%
650 to 719	1,265	28	3,425	24
620 to 649	193	4	503	3
Less than 620	208	5	578	4
No FICO score available or required (c)	174	4	517	4
Total loans using FICO credit metric	4,520	100%	14,316	100%
Consumer loans using other internal credit metrics (b)			7,528
Total loan balance	$4,520		$21,844
Weighted-average updated FICO score (d)		734		745
December 31, 2014
FICO score greater than 719	$2,717	59%	$9,156	64%
650 to 719	1,288	28	3,459	24
620 to 649	203	4	528	4
Less than 620	239	5	619	4
No FICO score available or required (c)	165	4	557	4
Total loans using FICO credit metric	4,612	100%	14,319	100%
Consumer loans using other internal credit metrics (b)			8,434
Total loan balance	$4,612		$22,753
Weighted-average updated FICO score (d)		732		744
(a)	At June 30, 2015, we had $30 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the June 30, 2015 balance related to higher risk credit card loans was geographically distributed throughout the following areas: Ohio 17%, Pennsylvania 16%, Michigan 9%, New Jersey 8%, Illinois 7%, Florida 7% and Indiana 5%. All other states had less than 4% individually and make up the remainder of the balance. At December 31, 2014, we had $35 million of credit card loans that are higher risk. The majority of the December 31, 2014 balance related to higher risk credit card loans was geographically distributed throughout the following areas: Ohio 17%, Pennsylvania 16%, Michigan 9%, Illinois 7%, New Jersey 7%, Indiana 6%, Florida 6% and North Carolina 4%. All other states had less than 4% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

Troubled Debt Restructurings (TDRs)

See Note 3 Asset Quality in our 2014 Form 10-K for additional discussion on TDRs. We held specific reserves in the ALLL of $.3 billion and $.4 billion at June 30, 2015 and December 31, 2014, respectively, for the total TDR portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    77

Table 61: Summary of Troubled Debt Restructurings

In millions	June 30 2015	December 31 2014
Total consumer lending	$2,002	$2,041
Total commercial lending	414	542
Total TDRs	$2,416	$2,583
Nonperforming	$1,208	$1,370
Accruing (a)	1,091	1,083
Credit card	117	130
Total TDRs	$2,416	$2,583
(a)	Accruing TDR loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

Table 62 quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during the first six months and second quarters of 2015 and 2014, respectively. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category result in reductions to future interest income. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

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

Table 62: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended June 30, 2015 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	27	$38	$4	$2	$19	$25
Commercial real estate	9	4		1	2	3
Equipment lease financing	1					–
Total commercial lending	37	42	4	3	21	28
Consumer lending
Home equity	818	57		27	28	55
Residential real estate	78	12		6	6	12
Credit card	1,641	14		13		13
Other consumer	232	3		1	2	3
Total consumer lending	2,769	86		47	36	83
Total TDRs	2,806	$128	$4	$50	$57	$111

During the three months ended June 30, 2014 Dollars in millions
Commercial lending
Commercial	29	$48	$3	$4	$40	$47
Commercial real estate	23	40		4	32	36
Total commercial lending (d)	52	88	3	8	72	83
Consumer lending
Home equity	561	40		9	29	38
Residential real estate	161	22		7	15	22
Credit card	1,717	14		14		14
Other consumer	222	4			3	3
Total consumer lending	2,661	80		30	47	77
Total TDRs	2,713	$168	$3	$38	$119	$160

78    The PNC Financial Services Group, Inc. – Form 10-Q

Table 62: Financial Impact and TDRs by Concession Type (Continued) (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the six months ended June 30, 2015 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	57	$91	$5	$2	$68	$75
Commercial real estate	17	14	1	1	4	6
Equipment lease financing	1					–
Total commercial lending	75	105	6	3	72	81
Consumer lending
Home equity	1,530	102		50	47	97
Residential real estate	148	20		11	10	21
Credit card	3,204	26		25		25
Other consumer	504	7		2	4	6
Total consumer lending	5,386	155		88	61	149
Total TDRs	5,461	$260	$6	$91	$133	$230

During the six months ended June 30, 2014 Dollars in millions
Commercial lending
Commercial	63	$89	$3	$4	$78	$85
Commercial real estate	46	81	19	4	43	66
Total commercial lending (d)	109	170	22	8	121	151
Consumer lending
Home equity	1,392	92		29	56	85
Residential real estate	280	40		13	27	40
Credit card	3,568	29		28		28
Other consumer	487	8			6	6
Total consumer lending	5,727	169		70	89	159
Total TDRs	5,836	$339	$22	$78	$210	$310
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end immediately preceding TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end and immediately following the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(d)	During the three and six months ended June 30, 2014, there were no loans classified as TDRs in the Equipment lease financing loan class.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In Table 63, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that both (i) were classified as TDRs or were subsequently modified during each 12-month period preceding April 1, 2015, January 1, 2015, April 1, 2014 and January 1, 2014, respectively, and (ii) subsequently defaulted during these reporting periods.

The PNC Financial Services Group, Inc. – Form 10-Q    79

Table 63: TDRs that were Modified in the Past Twelve Months which have Subsequently Defaulted

During the three months ended June 30, 2015 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	8	$3
Commercial real estate	1	1
Equipment lease financing	1
Total commercial lending	10	4
Consumer lending
Home equity	102	5
Residential real estate	60	8
Credit card	1,140	10
Other consumer	38
Total consumer lending	1,340	23
Total TDRs	1,350	$27

During the three months ended June 30, 2014 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	23	$16
Commercial real estate	14	21
Total commercial lending (a)	37	37
Consumer lending
Home equity	100	6
Residential real estate	51	11
Credit card	1,446	12
Other consumer	34
Total consumer lending	1,631	29
Total TDRs	1,668	$66

During the six months ended June 30, 2015 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	13	$4
Commercial real estate	8	9
Equipment lease financing	1
Total commercial lending (a)	22	13
Consumer lending
Home equity	168	9
Residential real estate	71	10
Credit card	1,482	12
Other consumer	75	1
Total consumer lending	1,796	32
Total TDRs	1,818	$45

During the six months ended June 30, 2014 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	33	$22
Commercial real estate	21	31
Total commercial lending (a)	54	53
Consumer lending
Home equity	216	13
Residential real estate	76	14
Credit card	1,894	15
Other consumer	79	1
Total consumer lending	2,265	43
Total TDRs	2,319	$96
(a)	During the three and six months ended June 30, 2014, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. See Note 4 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $3 million at June 30, 2015 and $2 million at December 31, 2014 are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the six months ended June 30, 2015 and June 30, 2014. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial impaired loans and loans to consumers discharged from bankruptcy and not formally reaffirmed do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

80    The PNC Financial Services Group, Inc. – Form 10-Q

Table 64: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (c)
June 30, 2015
Impaired loans with an associated allowance
Commercial	$398	$305	$59	$305
Commercial real estate	367	196	41	230
Home equity	1,006	982	189	984
Residential real estate	478	362	58	398
Credit card	117	117	26	124
Other consumer	58	40	1	44
Total impaired loans with an associated allowance	$2,424	$2,002	$374	$2,085
Impaired loans without an associated allowance
Commercial	$45	$38		$73
Commercial real estate	183	157		171
Home equity	421	147		144
Residential real estate	369	354		328
Total impaired loans without an associated allowance	$1,018	$696		$716
Total impaired loans	$3,442	$2,698	$374	$2,801
December 31, 2014
Impaired loans with an associated allowance
Commercial	$432	$318	$74	$360
Commercial real estate	418	262	65	283
Home equity	1,021	984	215	986
Residential real estate	397	420	75	422
Credit card	130	130	32	147
Other consumer	64	47	2	51
Total impaired loans with an associated allowance	$2,462	$2,161	$463	$2,249
Impaired loans without an associated allowance
Commercial	$106	$84		$133
Commercial real estate	249	187		276
Home equity	403	145		134
Residential real estate	344	315		365
Total impaired loans without an associated allowance	$1,102	$731		$908
Total impaired loans	$3,564	$2,892	$463	$3,157
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Associated allowance amounts include $.3 billion and $.4 billion for TDRs at June 30, 2015 and December 31, 2014, respectively.
(c)	Average recorded investment is for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    81

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

The following table provides balances of purchased impaired loans at June 30, 2015 and December 31, 2014:

Table 65: Purchased Impaired Loans – Balances

	June 30, 2015			December 31, 2014
In millions	Outstanding Balance (a)	Recorded Investment	Carrying Value	Outstanding Balance (a)	Recorded Investment	Carrying Value
Commercial lending
Commercial	$129	$50	$34	$159	$74	$57
Commercial real estate	217	185	134	307	236	174
Total commercial lending	346	235	168	466	310	231
Consumer lending
Consumer	1,952	1,833	1,517	2,145	1,989	1,661
Residential real estate	2,184	2,397	1,925	2,396	2,559	2,094
Total consumer lending	4,136	4,230	3,442	4,541	4,548	3,755
Total	$4,482	$4,465	$3,610	$5,007	$4,858	$3,986
(a)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting.

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

During the first six months of 2015, $12 million of provision recapture was recorded for purchased impaired loans compared to $95 million of provision recapture during the first six months of 2014. Charge-offs (which were specifically for commercial loans greater than a defined threshold) during the first six months of 2015 were $5 million compared to $24

82    The PNC Financial Services Group, Inc. – Form 10-Q

million during the first six months of 2014. At both June 30, 2015 and December 31, 2014, the allowance for loan and lease losses on total purchased impaired loans was $.9 billion. At June 30, 2015, an allowance was recognized on each consumer purchased impaired loan pool. Subsequent increases in the net present value of cash flows will result in a provision recapture of any previously recorded allowance for loan and lease losses, to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Individual loan transactions where final dispositions have occurred (as noted above) result in removal of the loans from their applicable pools for cash flow estimation purposes. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the allowance associated with the purchased impaired loans.

Activity for the accretable yield during the first six months of 2015 and 2014 follows:

Table 66: Purchased Impaired Loans – Accretable Yield

In millions	2015	2014
January 1	$1,558	$2,055
Accretion (including excess cash recoveries)	(252)	(309)
Net reclassifications to accretable from non-accretable (a)	146	208
Disposals	(9)	(18)
June 30	$1,443	$1,936
(a)	Approximately 70% and 78% of the net reclassifications for the six months ended June 30, 2015 and 2014, respectively, were driven by the consumer portfolio and were due to improvements of cash expected to be collected on loans in future periods. The remaining net reclassifications were predominantly due to future cash flow changes in the commercial portfolio.

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

The PNC Financial Services Group, Inc. – Form 10-Q    83

Table 67: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
June 30, 2015
Allowance for Loan and Lease Losses
January 1	$1,571	$1,760	$3,331
Charge-offs	(108)	(284)	(392)
Recoveries	134	88	222
Net (charge-offs) / recoveries	26	(196)	(170)
Provision for credit losses	20	80	100
Net change in allowance for unfunded loan commitments and letters of credit	13		13
Other	(2)		(2)
June 30	$1,628	$1,644	$3,272
TDRs individually evaluated for impairment	$35	$274	$309
Other loans individually evaluated for impairment	65		65
Loans collectively evaluated for impairment	1,461	582	2,043
Purchased impaired loans	67	788	855
June 30	$1,628	$1,644	$3,272
Loan Portfolio
TDRs individually evaluated for impairment (a)	$414	$2,002	$2,416
Other loans individually evaluated for impairment	282		282
Loans collectively evaluated for impairment (b)	129,791	67,258	197,049
Fair value option loans (c)		941	941
Purchased impaired loans	235	4,230	4,465
June 30	$130,722	$74,431	$205,153
Portfolio segment ALLL as a percentage of total ALLL	50%	50%	100%
Ratio of the allowance for loan and lease losses to total loans	1.25%	2.21%	1.59%
June 30, 2014
Allowance for Loan and Lease Losses
January 1	$1,547	$2,062	$3,609
Charge-offs	(209)	(355)	(564)
Recoveries	149	84	233
Net charge-offs	(60)	(271)	(331)
Provision for credit losses	108	58	166
Net change in allowance for unfunded loan commitments and letters of credit	10		10
Other	(1)		(1)
June 30	$1,604	$1,849	$3,453
TDRs individually evaluated for impairment	$29	$407	$436
Other loans individually evaluated for impairment	118		118
Loans collectively evaluated for impairment	1,349	664	2,013
Purchased impaired loans	108	778	886
June 30	$1,604	$1,849	$3,453
Loan Portfolio
TDRs individually evaluated for impairment (a)	$545	$2,121	$2,666
Other loans individually evaluated for impairment	526		526
Loans collectively evaluated for impairment (b) (d)	122,533	68,717	191,250
Fair value option loans (c) (d)		985	985
Purchased impaired loans	479	5,078	5,557
June 30	$124,083	$76,901	$200,984
Portfolio segment ALLL as a percentage of total ALLL	46%	54%	100%
Ratio of the allowance for loan and lease losses to total loans	1.29%	2.40%	1.72%
(a)	TDRs individually evaluated for impairment exclude TDRs that were subsequently accounted for as held for sale loans, but continue to be disclosed as TDRs.
(b)	Includes $174 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell at June 30, 2015. Accordingly, there is no allowance recorded for these loans. The comparative amount as of June 30, 2014 was $232 million.
(c)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.
(d)	Prior period amounts were corrected to include transferred loans over which PNC regained effective control as fair value option loans. This resulted in an increase of $101 million in consumer lending fair value option loans and a corresponding decrease of $101 million in consumer lending loans collectively evaluated for impairment.

84    The PNC Financial Services Group, Inc. – Form 10-Q

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses on these unfunded credit facilities as of the balance sheet date as discussed in Note 1 Accounting Policies. A rollforward of the allowance is presented below.

Table 68: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2015	2014
January 1	$259	$242
Net change in allowance for unfunded loan commitments and letters of credit	(13)	(10)
June 30	$246	$232

The PNC Financial Services Group, Inc. – Form 10-Q    85

NOTE 6 INVESTMENT SECURITIES

Table 69: Investment Securities Summary

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
June 30, 2015
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$5,931	$166	$(2)	$6,095
Residential mortgage-backed
Agency	20,629	331	(118)	20,842
Non-agency	4,357	284	(89)	4,552
Commercial mortgage-backed
Agency	1,980	21	(7)	1,994
Non-agency	4,368	62	(8)	4,422
Asset-backed	5,377	82	(24)	5,435
State and municipal	2,010	59	(11)	2,058
Other debt	1,822	39	(7)	1,854
Total debt securities	46,474	1,044	(266)	47,252
Corporate stocks and other	428		(1)	427
Total securities available for sale	$46,902	$1,044	$(267)	$47,679
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$253	$37		$290
Residential mortgage-backed
Agency	8,199	117	$(58)	8,258
Non-agency	252	7		259
Commercial mortgage-backed
Agency	1,142	48		1,190
Non-agency	812	13		825
Asset-backed	736	3	(6)	733
State and municipal	1,982	78		2,060
Other debt	307	6		313
Total securities held to maturity	$13,683	$309	$(64)	$13,928
December 31, 2014
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$5,237	$186	$(1)	$5,422
Residential mortgage-backed
Agency	17,646	438	(41)	18,043
Non-agency	4,723	318	(99)	4,942
Commercial mortgage-backed
Agency	2,178	23	(14)	2,187
Non-agency	4,085	88	(11)	4,162
Asset-backed	5,141	78	(32)	5,187
State and municipal	1,953	88	(3)	2,038
Other debt	1,776	43	(6)	1,813
Total debt securities	42,739	1,262	(207)	43,794
Corporate stocks and other	442		(1)	441
Total securities available for sale	$43,181	$1,262	$(208)	$44,235
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$248	$44		$292
Residential mortgage-backed
Agency	5,736	166	$(10)	5,892
Non-agency	270	13		283
Commercial mortgage-backed
Agency	1,200	53		1,253
Non-agency	1,010	19		1,029
Asset-backed	759	2	(8)	753
State and municipal	2,042	111		2,153
Other debt	323	6		329
Total securities held to maturity	$11,588	$414	$(18)	$11,984
(a)	Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of transfer. The amortized cost of held to maturity securities included net unrealized gains of $110 million and $125 million at June 30, 2015 and December 31, 2014, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

86    The PNC Financial Services Group, Inc. – Form 10-Q

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At June 30, 2015, Accumulated other comprehensive income included pretax gains of $93 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 70 presents gross unrealized losses on securities available for sale at June 30, 2015 and December 31, 2014. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in Accumulated other comprehensive income (loss).

Table 70: Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2015
Debt securities
U.S. Treasury and government agencies	$(2)	$1,167			$(2)	$1,167
Residential mortgage-backed
Agency	(94)	7,736	$(24)	$1,259	(118)	8,995
Non-agency	(5)	443	(84)	1,395	(89)	1,838
Commercial mortgage-backed
Agency	(2)	429	(5)	150	(7)	579
Non-agency	(5)	1,504	(3)	339	(8)	1,843
Asset-backed	(5)	946	(19)	605	(24)	1,551
State and municipal	(8)	503	(3)	49	(11)	552
Other debt	(4)	332	(3)	139	(7)	471
Total debt securities	(125)	13,060	(141)	3,936	(266)	16,996
Corporate stocks and other			(1)	61	(1)	61
Total	$(125)	$13,060	$(142)	$3,997	$(267)	$17,057
December 31, 2014
Debt securities
U.S. Treasury and government agencies	$(1)	$1,426			$(1)	$1,426
Residential mortgage-backed
Agency	(4)	644	$(37)	$1,963	(41)	2,607
Non-agency	(5)	276	(94)	1,487	(99)	1,763
Commercial mortgage-backed
Agency	(2)	681	(12)	322	(14)	1,003
Non-agency	(4)	928	(7)	335	(11)	1,263
Asset-backed	(4)	913	(28)	1,133	(32)	2,046
State and municipal	(a)	41	(3)	77	(3)	118
Other debt	(2)	314	(4)	186	(6)	500
Total debt securities	(22)	5,223	(185)	5,503	(207)	10,726
Corporate stocks and other			(1)	15	(1)	15
Total	$(22)	$5,223	$(186)	$5,518	$(208)	$10,741
(a)	The unrealized loss on these securities was less than $.5 million.

The PNC Financial Services Group, Inc. – Form 10-Q    87

The gross unrealized loss on debt securities held to maturity was $74 million at June 30, 2015, with $51 million of the loss related to securities with a fair value of $4.0 billion that had been in a continuous loss position less than 12 months and $23 million of the loss related to securities with a fair value of $1.0 billion that had been in a continuous loss position for more than 12 months. The gross unrealized loss on debt securities held to maturity was $22 million at December 31, 2014, with $1 million of the loss related to securities with a fair value of $134 million that had been in a continuous loss position less than 12 months and $21 million of the loss related to securities with a fair value of $1.6 billion that had been in a continuous loss position for more than 12 months. For securities transferred to held to maturity from available for sale, the unrealized loss for purposes of this analysis is determined by comparing the security’s original amortized cost to its current estimated fair value.

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding Table 70, as of June 30, 2015 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

For those securities on our balance sheet where we determined losses represented OTTI, we have recorded cumulative credit losses of $1.2 billion at June 30, 2015. During the first six months and second quarters of 2015 and 2014, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities were not significant.

88    The PNC Financial Services Group, Inc. – Form 10-Q

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 71: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
Six months ended June 30
2015	$2,441	$51	$(1)	$50	$17
2014	$3,401	$29	$(25)	$4	$1

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2015.

Table 72: Contractual Maturity of Debt Securities

June 30, 2015 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$513	$804	$3,976	$638	$5,931
Residential mortgage-backed
Agency		123	760	19,746	20,629
Non-agency		5	1	4,351	4,357
Commercial mortgage-backed
Agency	83	136	48	1,713	1,980
Non-agency		85		4,283	4,368
Asset-backed	5	1,150	2,104	2,118	5,377
State and municipal	9	129	316	1,556	2,010
Other debt	140	1,174	327	181	1,822
Total debt securities available for sale	$750	$3,606	$7,532	$34,586	$46,474
Fair value	$757	$3,682	$7,628	$35,185	$47,252
Weighted-average yield, GAAP basis	2.96%	2.46%	2.33%	2.98%	2.83%
Securities Held to Maturity
U.S. Treasury and government agencies				$253	$253
Residential mortgage-backed
Agency			$215	7,984	8,199
Non-agency				252	252
Commercial mortgage-backed
Agency		$940	144	58	1,142
Non-agency		6		806	812
Asset-backed		9	592	135	736
State and municipal		56	825	1,101	1,982
Other debt			307		307
Total debt securities held to maturity		$1,011	$2,083	$10,589	$13,683
Fair value		$1,050	$2,134	$10,744	$13,928
Weighted-average yield, GAAP basis		3.49%	3.04%	3.56%	3.48%

The PNC Financial Services Group, Inc. – Form 10-Q    89

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At June 30, 2015, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 73: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30 2015	December 31 2014
Pledged to others	$10,051	$10,874
Accepted from others:
Permitted by contract or custom to sell or repledge	1,569	1,658
Permitted amount repledged to others	1,399	1,488

The securities pledged to others include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements, and for other purposes.

NOTE 7 FAIR VALUE

Fair Value Measurement

PNC measures certain financial assets and liabilities at fair value in accordance with GAAP. Fair value is defined in GAAP as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date. GAAP focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP also establishes a fair value hierarchy to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy see Note 7 Fair Value in our 2014 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 7 Fair Value in our 2014 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option.

90    The PNC Financial Services Group, Inc. – Form 10-Q

Table 74: Fair Value Measurements – Recurring Basis Summary

	June 30, 2015				December 31, 2014
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$5,476	$619		$6,095	$4,795	$627		$5,422
Residential mortgage-backed
Agency		20,842		20,842		18,043		18,043
Non-agency		128	$4,424	4,552		144	$4,798	4,942
Commercial mortgage-backed
Agency		1,994		1,994		2,187		2,187
Non-agency		4,422		4,422		4,162		4,162
Asset-backed		4,904	531	5,435		4,624	563	5,187
State and municipal		2,042	16	2,058		1,904	134	2,038
Other debt		1,821	33	1,854		1,783	30	1,813
Total debt securities	5,476	36,772	5,004	47,252	4,795	33,474	5,525	43,794
Corporate stocks and other	365	62		427	426	15		441
Total securities available for sale	5,841	36,834	5,004	47,679	5,221	33,489	5,525	44,235
Financial derivatives (a) (b)
Interest rate contracts	5	4,560	34	4,599	4	4,874	40	4,918
Other contracts		250	2	252		314	2	316
Total financial derivatives	5	4,810	36	4,851	4	5,188	42	5,234
Residential mortgage loans held for sale (c)		1,354	10	1,364		1,255	6	1,261
Trading securities (d)
Debt (e)	1,048	1,272	3	2,323	1,340	960	32	2,332
Equity	11			11	21			21
Total trading securities	1,059	1,272	3	2,334	1,361	960	32	2,353
Trading loans (a)		48		48		30	7	37
Residential mortgage servicing rights (f)			1,015	1,015			845	845
Commercial mortgage servicing rights (f)			543	543			506	506
Commercial mortgage loans held for sale (c)			757	757			893	893
Equity investments (a)
Direct investments			1,191	1,191			1,152	1,152
Indirect investments (g)			425	425			469	469
Total equity investments			1,616	1,616			1,621	1,621
Customer resale agreements (h)		150		150		155		155
Loans (i)		576	365	941		637	397	1,034
Other assets (a)
BlackRock Series C Preferred Stock (j)			363	363			375	375
Other	248	186	7	441	190	226	8	424
Total other assets	248	186	370	804	190	226	383	799
Total assets	$7,153	$45,230	$9,719	$62,102	$6,776	$41,940	$10,257	$58,973
Liabilities
Financial derivatives (b) (k)
Interest rate contracts	$3	$3,101	$8	$3,112		$3,260	$12	$3,272
BlackRock LTIP			363	363			375	375
Other contracts		225	127	352		241	139	380
Total financial derivatives	3	3,326	498	3,827		3,501	526	4,027
Trading securities sold short (l)
Debt	1,410	19		1,429	$1,479	11		1,490
Total trading securities sold short	1,410	19		1,429	1,479	11		1,490
Other borrowed funds (l)		59	165	224		92	181	273
Other liabilities (k)		3	10	13			9	9
Total liabilities	$1,413	$3,407	$673	$5,493	$1,479	$3,604	$716	$5,799

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    91

(continued from previous page)

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at June 30, 2015 and December 31, 2014 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At both June 30, 2015 and December 31, 2014, the net asset amounts were $2.6 billion and the net liability amounts were $1.4 billion.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain residential and commercial mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $18 million at June 30, 2015 compared with net unrealized gains of $54 million at December 31, 2014.
(e)	Approximately 37% of these securities are residential mortgage-backed securities and 45% are U.S. Treasury and government agencies securities at June 30, 2015. Comparable amounts at December 31, 2014 were 34% and 57%, respectively.
(f)	Included in Other intangible assets on our Consolidated Balance Sheet.
(g)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments as of June 30, 2015 related to indirect equity investments was $118 million and related to direct equity investments was $26 million, respectively. Comparable amounts at December 31, 2014 were $112 million and $28 million, respectively.
(h)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(i)	Included in Loans on our Consolidated Balance Sheet.
(j)	PNC has elected the fair value option for these shares.
(k)	Included in Other liabilities on our Consolidated Balance Sheet.
(l)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2015 and 2014 follow:

Table 75: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended June 30, 2015

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2015 (c)
Level 3 Instruments Only In millions	Fair Value March 31, 2015	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2015
Assets
Securities available for sale
Residential mortgage-backed non-agency	$4,624	$30	$(8)				$(222)			$4,424
Commercial mortgage-backed non-agency		1					(1)
Asset-backed	548	5	5				(27)			531
State and municipal	133						(117)			16
Other debt	33									33
Total securities available for sale	5,338	36	(3)				(367)			5,004
Financial derivatives	54	16					(34)			36	$33
Residential mortgage loans held for sale	7			$11	$(2)		(1)	$1	$(6)	10
Trading securities – Debt	3									3
Trading loans	2				(2)
Residential mortgage servicing rights	839	135		67		$21	(47)			1,015	134
Commercial mortgage servicing rights	494	34		17		20	(22)			543	34
Commercial mortgage loans held for sale	975	23			(56)	1,008	(1,193)			757
Equity investments
Direct investments	1,149	27		95	(80)					1,191	22
Indirect investments	442	21		5	(43)					425	20
Total equity investments	1,591	48		100	(123)					1,616	42
Loans	383	5		23	(4)		(35)	6	(13)	365	1
Other assets
BlackRock Series C Preferred Stock	384	(21)								363	(21)
Other	8						(1)			7
Total other assets	392	(21)					(1)			370	(21)
Total assets	$10,078	$276 (e)	$(3)	$218	$(187)	$1,049	$(1,700)	$7	$(19)	$9,719	$223 (f)
Liabilities
Financial derivatives (d)	$529	$(15)			$1		$(17)			$498	$(25)
Other borrowed funds	171	3				$21	(30)			165
Other liabilities	10									10
Total liabilities	$710	$(12) (e)			$1	$21	$(47)			$673	$(25) (f)

92    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended June 30, 2014

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2014 (c)
Level 3 Instruments Only In millions	Fair Value March 31, 2014	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2014
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,234	$40	$31				$(198)			$5,107	$(1)
Asset-backed	642	4					(27)			619
State and municipal	331		13				1			345
Other debt	32			$1	$(1)		(1)			31
Total securities available for sale	6,239	44	44	1	(1)		(225)			6,102	(1)
Financial derivatives	30	59		1			(49)			41	47
Residential mortgage loans held for sale	5	1		3	(1)		(1)	$1	$(4)	4	1
Trading securities – Debt	32	1								33	2
Residential mortgage servicing rights	1,039	(57)				$20	(35)			967	(57)
Commercial mortgage servicing rights	529	(11)		9		10	(22)			515	(11)
Commercial mortgage loans held for sale	577	5					(61)			521	5
Equity investments
Direct investments	1,163	38		99	(81)					1,219	30
Indirect investments	594	15		6	(39)		(2)			574	14
Total equity investments	1,757	53		105	(120)		(2)			1,793	44
Loans (g)	518	10		25	(132)		(26)	3	(25)	373	8
Other assets
BlackRock Series C
Preferred Stock	330	5								335	5
Other	8									8
Total other assets	338	5								343	5
Total assets	$11,064	$110 (e)	$44	$144	$(254)	$30	$(421)	$4	$(29)	$10,692	$43 (f)
Liabilities
Financial derivatives (d)	$440	$30					$(16)			$454	$16
Other borrowed funds (g)	193	(7)				$10	(13)			183
Total liabilities	$633	$23 (e)				$10	$(29)			$637	$16 (f)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    93

(continued from previous page)

Six Months Ended June 30, 2015

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2015 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2014	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2015
Assets
Securities available for sale
Residential mortgage-backed non-agency	$4,798	$55		$(22)				$(407)			$4,424	$(1)
Commercial mortgage backed non-agency		8						(8)
Asset-backed	563	11		9				(52)			531
State and municipal	134			(1)				(117)			16
Other debt	30	1			$3			(1)			33
Total securities available for sale	5,525	75		(14)	3			(585)			5,004	(1)
Financial derivatives	42	87			1			(94)			36	76
Residential mortgage loans held for sale	6				17	$(2)		(1)	$2	$(12)	10
Trading securities – Debt	32							(29)			3
Trading loans	7					(7)
Residential mortgage servicing rights	845	68			150		$38	(86)			1,015	72
Commercial mortgage servicing rights	506	18			28		34	(43)			543	18
Commercial mortgage loans held for sale	893	44				(56)	2,091	(2,215)			757	2
Equity investments
Direct investments	1,152	56			138	(155)					1,191	40
Indirect investments	469	35			8	(87)					425	33
Total equity investments	1,621	91			146	(242)					1,616	73
Loans	397	15			55	(8)		(72)	11	(33)	365	9
Other assets
BlackRock Series C Preferred Stock	375	(12)									363	(12)
Other	8							(1)			7
Total other assets	383	(12)						(1)			370	(12)
Total assets	$10,257	$386	(e)	$(14)	$400	$(315)	$2,163	$(3,126)	$13	$(45)	$9,719	$237 (f)
Liabilities
Financial derivatives (d)	$526	$26				$1		$(55)			$498	$(17)
Other borrowed funds	181	3					$46	(65)			165
Other liabilities	9	1									10
Total liabilities	$716	$30	(e)			$1	$46	$(120)			$673	$(17) (f)

94    The PNC Financial Services Group, Inc. – Form 10-Q

Six Months Ended June 30, 2014

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at June 30, 2014 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2013	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value June 30, 2014
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,358	$74	$85				$(410)			$5,107	$(3)
Asset-backed	641	8	19				(49)			619
State and municipal	333	(2)	14							345
Other debt	38	1		$1	$(7)		(2)			31
Total securities available for sale	6,370	81	118	1	(7)		(461)			6,102	(3)
Financial derivatives	36	119		1			(115)			41	80
Residential mortgage loans held for sale	8	1		8	(3)		(1)	$4	$(13)	4	1
Trading securities – Debt	32	1								33	2
Residential mortgage servicing rights	1,087	(116)		17		$43	(64)			967	(114)
Commercial mortgage servicing rights		(25)		16		17	507(h)			515	(25)
Commercial mortgage loans held for sale	586	7					(72)			521	7
Equity investments
Direct investments	1,069	72		168	(90)					1,219	63
Indirect investments	595	33		12	(65)		(1)			574	31
Total equity investments	1,664	105		180	(155)		(1)			1,793	94
Loans (g)	527	19		24	(138)		(47)	42	(54)	373	14
Other assets
BlackRock Series C
Preferred Stock	332	3								335	3
Other	8									8
Total other assets	340	3								343	3
Total assets	$10,650	$195 (e)	$118	$247	$(303)	$60	$(254)	$46	$(67)	$10,692	$59 (f)
Liabilities
Financial derivatives (d)	$439	$70			$1		$(56)			$454	$22
Other borrowed funds (g)	199	(3)				$19	(32)			183
Total liabilities	$638	$67 (e)			$1	$19	$(88)			$637	$22 (f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Includes swaps entered into in connection with sales of certain Visa Class B common shares.
(e)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $288 million for the second quarter of 2015, while for the first six months of 2015 there were $356 million of net gains (realized and unrealized) included in earnings. The comparative amounts included net gains (realized and unrealized) of $87 million for the second quarter of 2014 and net gains (realized and unrealized) of $128 million for the first six months of 2014. These amounts also included amortization and accretion of $37 million for the second quarter of 2015 and $77 million for the first six months of 2015. The comparative amounts were $44 million for the second quarter of 2014 and $85 million for the first six months of 2014. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $248 million for the second quarter of 2015, while for the first six months of 2015 there were $254 million of net unrealized gains. The comparative amounts included net unrealized gains of $27 million for the second quarter of 2014 and net unrealized gains of $37 million for the first six months of 2014. These amounts were included in Noninterest income on the Consolidated Income Statement.
(g)	These line items were corrected for the three and six months ended June 30, 2014 to include transferred loans over which PNC regained effective control and the related liabilities that are recorded pursuant to ASC 860.
(h)	Settlements relating to commercial MSRs include $552 million, which represents the fair value as of January 1, 2014 as a result of an irrevocable election to measure all classes of commercial MSRs at fair value. Refer to Note 8 Goodwill and Other Intangible Assets in our 2014 Form 10-K for additional information on this election.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. There were no significant transfers into or out of Level 3 assets and liabilities during the first six months of 2015 and 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    95

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 76: Fair Value Measurements – Recurring Quantitative Information

June 30, 2015

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$4,424	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity	1.0% - 24.2% (6.9%) 0.0% - 16.7% (5.4%) 10.0% - 98.5% (53.1%)	(a) (a) (a)
			Spread over the benchmark curve (b)	242bps weighted average	(a)
Asset-backed securities	531	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 15.7% (6.4%)	(a)
		using a discounted cash flow	Constant default rate (CDR)	1.7% - 13.9% (6.9%)	(a)
		pricing model (a)	Loss severity	15.0% - 100% (76.4%)	(a)
			Spread over the benchmark curve (b)	308bps weighted average	(a)
Other debt securities	33	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 100.0% (88.4%)
Residential mortgage servicing rights	1,015	Discounted cash flow	Constant prepayment rate (CPR)	0.3% - 38.4% (9.7%)
			Spread over the benchmark curve (b)	558bps - 1,861bps (966bps)
Commercial mortgage servicing rights	543	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	4.8% - 13.8% (5.9%) 3.5% - 9.1% (7.6%)
Commercial mortgage loans held for sale	757	Discounted cash flow	Spread over the benchmark curve (b) Estimated servicing cash flows	32bps - 3,115bps (455bps) 0.0% - 5.2% (2.5%)
Equity investments – Direct investments	1,191	Multiple of adjusted earnings	Multiple of earnings	4.2x - 14.0x (7.7x)
Equity investments – Indirect (d)	425	Net asset value	Net asset value
Loans – Residential real estate	123	Consensus pricing (c)	Cumulative default rate	2.0% - 100% (86.6%)
			Loss severity	0.0% - 100% (30.2%)
			Discount rate	4.9% - 7.0% (5.1%)
	123	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	3.5% weighted average
Loans – Home equity	119	Consensus pricing (c)	Credit and Liquidity discount	26.0% - 99.0% (52.0%)
BlackRock Series C Preferred Stock	363	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(363)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(122)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	164.3%	(e)
			Estimated growth rate of Visa
			Class A share price	17.3%
Other borrowed funds – non-agency securitization	(154)	Consensus pricing (c)	Credit and Liquidity discount	0% - 99.0% (18.0%)
			Spread over the benchmark curve (b)	112bps
Insignificant Level 3 assets, net of liabilities (f)	38

Total Level 3 assets, net of liabilities (g)	$9,046

96    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2014

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non- agency securities	$4,798	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0% - 28.9% (6.8%) 0.0% - 16.7% (5.6%) 6.1% - 100.0% (53.1%) 249bps weighted average	(a (a (a (a	) ) ) )
Asset-backed securities	563	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0% - 15.7% (5.9%) 1.7% - 13.9% (7.6%) 14.6% - 100.0% (73.5%) 352bps weighted average	(a (a (a (a	) ) ) )
State and municipal securities	132 2	Discounted cash flow Consensus pricing (c)	Spread over the benchmark curve (b) Credit and Liquidity discount	55bps - 165bps (67bps) 0.0% - 20.0% (14.9%)
Other debt securities	30	Consensus pricing (c)	Credit and Liquidity discount	7.0% - 95.0% (88.6%)
Trading securities – Debt	32	Consensus pricing (c)	Credit and Liquidity discount	0.0% - 15.0% (8.0%)
Residential mortgage servicing rights	845	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	3.8% - 32.7% (11.2%) 889bps - 1,888bps (1,036bps)
Commercial mortgage servicing rights	506	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.0% - 16.8% (8.0%) 2.5% - 8.6% (6.6%)
Commercial mortgage loans held for sale	893	Discounted cash flow	Spread over the benchmark curve (b) Estimated servicing cash flows	37bps - 4,025bps (549bps) 0.0% - 2.0% (1.2%)
Equity investments – Direct investments	1,152	Multiple of adjusted earnings	Multiple of earnings	3.2x - 13.9x (7.7x)
Equity investments – Indirect (d)	469	Net asset value	Net asset value
Loans – Residential real estate	114 154	Consensus pricing (c) Discounted cash flow	Cumulative default rate Loss severity Discount rate Loss severity Discount rate	2.0% - 100.0% (90.5%) 0.0% - 100.0% (35.6%) 5.4% - 7.0% (6.4%) 8.0% weighted average 3.4% weighted average
Loans – Home equity	129	Consensus pricing (c)	Credit and Liquidity discount	26.0% - 99.0% (51.0%)
BlackRock Series C Preferred Stock	375	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(375)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(135)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa Class A share price	41.1% 14.8%
Other borrowed funds – non-agency securitization	(166)	Consensus pricing (c)	Credit and Liquidity discount Spread over the benchmark curve (b)	0.0% - 99.0% (18.0%) 113bps
Insignificant Level 3 assets, net of liabilities (f)	23

Total Level 3 assets, net of liabilities (g)	$9,541
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of June 30, 2015 totaling $3,749 million and $500 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2014 were $4,081 million and $532 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of Note 7 Fair Value in our 2014 Form 10-K. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of June 30, 2015 of $675 million and $31 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2014 were $717 million and $31 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed since these investments are recorded at their net asset redemption values.
(e)	This conversion factor reflects the 4-for-1 split of Visa Class A common shares, which occurred during the first quarter of 2015.
(f)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities (for the 2015 period), state and municipal securities (for the 2015 period), residential mortgage loans held for sale, trading loans, other assets, other borrowed funds (ROAPs) and other liabilities. For additional information, please see the Fair Value Measurement discussion included in Note 7 Fair Value in our 2014 Form 10-K.
(g)	Consisted of total Level 3 assets of $9,719 million and total Level 3 liabilities of $673 million as of June 30, 2015 and $10,257 million and $716 million as of December 31, 2014, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 77 and Table 78. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 7 Fair Value in our 2014 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    97

Table 77: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2015	December 31 2014	June 30 2015	June 30 2014	June 30 2015	June 30 2014
Assets
Nonaccrual loans	$33	$54	$(15)	$(11)	$(15)	$(15)
Loans held for sale		8		(1)		(1)
Equity investments		17		(3)		(3)
OREO and foreclosed assets	110	168	(12)	(7)	(18)	(15)
Long-lived assets held for sale	19	22	(5)	(6)	(13)	(9)
Total assets	$162	$269	$(32)	$(28)	$(46)	$(43)
(a)	All Level 3 as of June 30, 2015 and December 31, 2014, except for $8 million included in Loans held for sale which was categorized as Level 2 as of December 31, 2014.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 78: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
June 30, 2015
Assets
Nonaccrual loans (a)	$19	LGD percentage (b)	Loss severity	10.9%-99.2% (44.1%)
Other (c)	143	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total assets	$162
December 31, 2014
Assets
Nonaccrual loans (a)	$29	LGD percentage (b)	Loss severity	2.9%-68.5% (42.1%)
Equity investments	17	Discounted cash flow	Market rate of return	6.0%
Other (c)	215	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total assets	$261
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	LGD percentage represents the amount that PNC expects to lose in the event a borrower defaults on an obligation.
(c)	Other included Nonaccrual loans of $14 million, OREO and foreclosed assets of $110 million and Long-lived assets held for sale of $19 million as of June 30, 2015. Comparably, as of December 31, 2014, Other included Nonaccrual loans of $25 million, OREO and foreclosed assets of $168 million and Long-lived assets held for sale of $22 million. The fair value of these assets is determined based on appraised value or sales price, the range of which is not meaningful to disclose.

Financial Instruments Accounted For Under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, please refer to Note 7 Fair Value in our 2014 Form 10-K.

The changes in fair value included in Noninterest income for items for which we elected the fair value option follow.

Table 79: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2015	June 30 2014	June 30 2015	June 30 2014
Assets
Customer resale agreements				$(1)
Trading loans	$1	$1	$2	1
Commercial mortgage loans held for sale	31	5	56	7
Residential mortgage loans held for sale	25	64	71	129
Residential mortgage loans – portfolio	13	59	29	87
BlackRock Series C Preferred Stock	(21)	5	(12)	3
Liabilities
Other borrowed funds	(2)	7	(2)	3
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

98    The PNC Financial Services Group, Inc. – Form 10-Q

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 80: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2015
Assets
Customer resale agreements	$150	$143	$7
Trading loans	48	48
Residential mortgage loans held for sale
Performing loans	1,338	1,300	38
Accruing loans 90 days or more past due	3	3
Nonaccrual loans	23	25	(2)
Total	1,364	1,328	36
Commercial mortgage loans held for sale (a)
Performing loans	755	768	(13)
Nonaccrual loans	2	3	(1)
Total	757	771	(14)
Residential mortgage loans – portfolio
Performing loans	230	289	(59)
Accruing loans 90 days or more past due	468	471	(3)
Nonaccrual loans	243	397	(154)
Total	941	1,157	(216)
Liabilities
Other borrowed funds	$224	$260	$(36)
December 31, 2014
Assets
Customer resale agreements	$155	$148	$7
Trading loans	37	37
Residential mortgage loans held for sale
Performing loans	1,236	1,176	60
Accruing loans 90 days or more past due	9	9
Nonaccrual loans	16	17	(1)
Total	1,261	1,202	59
Commercial mortgage loans held for sale (a)
Performing loans	873	908	(35)
Nonaccrual loans	20	64	(44)
Total	893	972	(79)
Residential mortgage loans – portfolio
Performing loans	194	256	(62)
Accruing loans 90 days or more past due	570	573	(3)
Nonaccrual loans	270	449	(179)
Total	1,034	1,278	(244)
Liabilities
Other borrowed funds	$273	$312	$(39)
(a)	There were no accruing loans 90 days or more past due within this category at June 30, 2015 or December 31, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    99

Additional Fair Value Information Related to Other Financial Instruments

The following table presents the carrying amounts and estimated fair values, including the level within the fair value hierarchy, of all other financial instruments that are not measured on the consolidated financial statements at fair value as of June 30, 2015 and December 31, 2014.

Table 81: Additional Fair Value Information Related to Other Financial Instruments

	Carrying Amount	Fair Value
In millions		Total	Level 1	Level 2	Level 3
June 30, 2015
Assets
Cash and due from banks	$4,412	$4,412	$4,412
Short-term assets	36,743	36,743		$36,743
Securities held to maturity	13,683	13,928	290	13,631	$7
Loans held for sale	236	236		203	33
Net loans (excludes leases)	192,980	194,807			194,807
Other assets	1,936	2,531		1,882	649	(a)
Total assets	$249,990	$252,657	$4,702	$52,459	$195,496

Liabilities
Demand, savings and money market deposits	$219,114	$219,114		$219,114
Time deposits	20,590	20,509		20,509
Borrowed funds	56,931	57,316		56,020	$1,296
Unfunded loan commitments and letters of credit	228	228			228
Total liabilities	$296,863	$297,167		$295,643	$1,524
December 31, 2014
Assets
Cash and due from banks	$4,360	$4,360	$4,360
Short-term assets	34,380	34,380		$34,380
Securities held to maturity	11,588	11,984	292	11,683	$9
Loans held for sale	108	108		56	52
Net loans (excludes leases)	192,573	194,564			194,564
Other assets	1,879	2,544		1,802	742	(a)
Total assets	$244,888	$247,940	$4,652	$47,921	$195,367

Liabilities
Demand, savings and money market deposits	$210,838	$210,838		$210,838
Time deposits	21,396	21,392		21,392
Borrowed funds	55,329	56,011		54,574	$1,437
Unfunded loan commitments and letters of credit	240	240			240
Total liabilities	$287,803	$288,481		$286,804	$1,677
(a)	Represents estimated fair value of Visa Class B common shares, which was estimated solely based upon the June 30, 2015 and December 31, 2014 closing price for the Visa Class A common shares, respectively, and the Visa Class B common share conversion rate, which reflects adjustments in respect of all litigation funding by Visa as of that date. The transfer restrictions on the Visa Class B common shares could impact the aforementioned estimate, until they can be converted to Class A common shares. See Note 22 Commitments and Guarantees in our 2014 Form 10-K for additional information.

The aggregate fair values in the preceding table represent only a portion of the total market value of PNC’s assets and liabilities as, in accordance with the guidance related to fair values of financial instruments, Table 81 excludes the following:

•	financial instruments recorded at fair value on a recurring basis,
•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	mortgage servicing rights,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 81, see Note 7 Fair Value in our 2014 Form 10-K.

100    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 8 GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by business segment consisted of the following:

Table 82: Goodwill by Business Segment (a)

In millions	June 30 2015	December 31 2014

Retail Banking	$5,795	$5,795
Corporate & Institutional Banking	3,244	3,244
Asset Management Group	64	64
Total	$9,103	$9,103
(a)	The Residential Mortgage Banking and Non-Strategic Assets Portfolio business segments did not have any goodwill allocated to them as of June 30, 2015 and December 31, 2014.

Mortgage Servicing Rights

We recognize the right to service mortgage loans for others as an intangible asset. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $1.6 billion and $1.4 billion at June 30, 2015 and December 31, 2014, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs declines (or increases).

See the Sensitivity Analysis section of this Note 8, as well as Note 7 Fair Value for more detail on our fair value measurement of MSRs. Refer to Note 8 Goodwill and Other Intangible Assets in our 2014 Form 10-K for more information on our accounting and measurement of MSRs.

Changes in the commercial and residential MSRs follow:

Table 83: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2015	2014	2015	2014
January 1	$506	$552	$845	$1,087
Additions:
From loans sold with servicing retained	34	17	38	43
Purchases	28	16	150	17
Changes in fair value due to:
Time and payoffs (a)	(43)	(45)	(86)	(64)
Other (b)	18	(25)	68	(116)
June 30	$543	$515	$1,015	$967
Related unpaid principal balance at June 30	$144,416	$143,226	$115,454	$110,933
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2015 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The PNC Financial Services Group, Inc. – Form 10-Q    101

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 84: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2015	December 31 2014
Fair value	$543	$506
Weighted-average life (years)	4.9	4.7
Weighted-average constant prepayment rate	5.94%	8.03%
Decline in fair value from 10% adverse change	$10	$10
Decline in fair value from 20% adverse change	$20	$19
Effective discount rate	7.62%	6.59%
Decline in fair value from 10% adverse change	$15	$13
Decline in fair value from 20% adverse change	$29	$26

Table 85: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2015	December 31 2014
Fair value	$1,015	$845
Weighted-average life (years)	6.7	6.1
Weighted-average constant prepayment rate	9.69%	11.16%
Decline in fair value from 10% adverse change	$41	$36
Decline in fair value from 20% adverse change	$78	$69
Weighted-average option adjusted spread	9.66%	10.36%
Decline in fair value from 10% adverse change	$37	$31
Decline in fair value from 20% adverse change	$72	$61

Fees from mortgage and other loan servicing, comprised of contractually specified servicing fees, late fees and ancillary fees, follows:

Table 86: Fees from Mortgage and Other Loan Servicing

In millions	2015	2014
Six months ended June 30	$248	$256
Three months ended June 30	$127	$127

We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset.

Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

Other Intangible Assets

Other intangible assets consist primarily of core deposit intangibles, customer lists and non-compete agreements. Core deposit intangibles are amortized on an accelerated basis, whereas the remaining other intangible assets are amortized on a straight-line basis. The estimated remaining useful lives of our other intangible assets range from 1 year to 10 years, with a weighted-average remaining useful life of 6 years.

Other intangible assets were as follows at June 30, 2015 and December 31, 2014:

Table 87: Other Intangible Assets

In millions	June 30 2015	December 31 2014
Gross carrying amount	$1,499	$1,502
Accumulated amortization	(1,064)	(1,009)
Net carrying amount	$435	$493

Amortization expense on existing other intangible assets for the first six months of 2015 and 2014, as well as future amortization expense for the remainder of 2015 and the next five fiscal years, follows:

Table 88: Amortization Expense on Existing Other Intangible Assets

In millions
Six months ended June 30, 2015	$58
Six months ended June 30, 2014	65
Remainder of 2015	56
2016	97
2017	83
2018	72
2019	61
2020	37

102    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    103

The components of our net periodic pension and postretirement benefit cost for the first six months of 2015 and 2014, respectively, were as follows:

Table 89: Net Periodic Pension and Postretirement Benefits Costs

Three months ended June 30 In millions	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Net periodic cost consists of:
Service cost	$26	$26	$1	$1	$2	$1
Interest cost	45	47	3	3	3	4
Expected return on plan assets	(74)	(72)
Amortization of prior service credit	(2)	(2)
Amortization of actuarial losses	8		1	1
Net periodic cost/(benefit)	$3	$(1)	$5	$5	$5	$5

Six months ended June 30 In millions	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Net periodic cost consists of:
Service cost	$53	$51	$1	$2	$3	$2
Interest cost	89	94	6	6	7	8
Expected return on plan assets	(148)	(144)
Amortization of prior service credit	(4)	(4)
Amortization of actuarial losses	15		3	2
Net periodic cost/(benefit)	$5	$(3)	$10	$10	$10	$10

Stock Based Compensation Plans

As more fully described in Note 14 Stock Based Compensation Plans in our 2014 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of June 30, 2015, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first six months of 2015 and 2014 was $88 million and $104 million, respectively. At June 30, 2015, there was $252 million of unamortized share-based compensation expense related to nonvested equity compensation arrangements, including liability awards granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

Nonqualified Stock Options

Beginning in 2014, PNC discontinued the use of stock options as a standard element of our long-term equity incentive compensation programs under our Incentive Plans. Additional information regarding PNC stock options is more fully described in Note 14 Stock Based Compensation Plans in our 2014 Form 10-K.

104    The PNC Financial Services Group, Inc. – Form 10-Q

The following table represents the stock option activity for the first six months of 2015.

Table 90: Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2014	6,701	$56.41	343	$585.23	7,044	$82.17
Granted (a)
Exercised	(1,533)	59.42			(1,533)	59.42
Cancelled	(28)	44.42	(14)	474.12	(42)	187.83
Outstanding at June 30, 2015	5,140	$55.58	329	$590.02	5,469	$87.73
Exercisable at June 30, 2015	5,092	$55.50	329	$590.02	5,421	$87.94
(a)	PNC did not grant any stock options in the first six months of 2015.

During the first six months of 2015, we issued approximately 1.1 million common shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize primarily treasury stock for any future stock option exercises.

Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards

Information on incentive/performance unit share awards and restricted stock/share unit awards is more fully described in Note 14 Stock Based Compensation Plans in our 2014 Form 10-K.

Table 91: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/Share Units	Weighted- Average Grant Date Fair Value
December 31, 2014	1,837	$69.84	3,652	$69.03
Granted	649	90.35	1,019	92.17
Vested/Released	(682)	66.17	(1,149)	61.17
Forfeited	(24)	70.15	(90)	76.96
June 30, 2015	1,780	$78.72	3,432	$78.41

In the preceding table, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying unit shares are released to the participants.

Liability Awards

A summary of all nonvested, cash-payable incentive/performance units and restricted share unit activity follows:

Table 92: Nonvested Cash-Payable Incentive/Performance Units and Restricted Share Units – Rollforward

In thousands	Cash-Payable Incentive/ Performance Units	Cash-Payable Restricted Share Units	Total
Outstanding at December 31, 2014	177	658	835
Granted	81	347	428
Vested and Released	(98)	(349)	(447)
Forfeited	(43)	(4)	(47)
Outstanding at June 30, 2015	117	652	769

Included in the preceding table are cash-payable restricted share units granted to certain executives. These grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are generally no market or performance criteria associated with these awards. Prior to the 2015 grant, compensation expense recognized related to these awards was recorded in prior periods as part of the annual cash bonus process. Due to certain requisite service period changes in the award agreements starting with the 2015 grant (for the 2014 performance year), compensation expense is recognized ratably over a four year period commensurate with the performance year plus the three years of service-based vesting requirements. As of June 30, 2015, the aggregate intrinsic value of all outstanding nonvested cash-payable incentive/performance units and restricted share units was approximately $74 million.

The PNC Financial Services Group, Inc. – Form 10-Q    105

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

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by PNC:

Table 93: Total Gross Derivatives

	June 30, 2015			December 31, 2014
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP	$53,342	$1,172	$225	$49,061	$1,261	$186
Derivatives not designated as hedging instruments under GAAP	318,207	3,679	3,602	291,256	3,973	3,841
Total gross derivatives	$371,549	$4,851	$3,827	$340,317	$5,234	$4,027
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.

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

106    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding the notional amounts and fair values related to derivatives designated in hedge relationships is presented in the following table:

Table 94: Derivatives Designated As Hedging Instruments under GAAP

	June 30, 2015			December 31, 2014
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Interest rate contracts:
Fair value hedges:
Receive-fixed swaps	$23,713	$733	$59	$20,930	$827	$38
Pay-fixed swaps (c)	3,997	9	125	4,233	3	138
Subtotal	$27,710	$742	$184	$25,163	$830	$176
Cash flow hedges:
Receive-fixed swaps	$20,516	$427	$17	$19,991	$400	$10
Forward purchase commitments	3,959	3	19	2,778	25
Subtotal	$24,475	$430	$36	$22,769	$425	$10
Foreign exchange contracts:
Net investment hedges	$1,157		$5	$1,129	$6
Total derivatives designated as hedging instruments	$53,342	$1,172	$225	$49,061	$1,261	$186
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Includes zero-coupon swaps.

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 95: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges

			Three months ended				Six months ended
			June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
			Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Interest rate contracts	U.S. Treasury and Government Agencies Securities	Investment securities (interest income)	$63	$(65)	$(53)	$55	$12	$(12)	$(83)	$86
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	1	(1)	(2)	1			(1)	1
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	(138)	130	51	(60)	(84)	67	74	(89)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	(126)	129	50	(52)	(23)	20	59	(62)
Total (a)			$(200)	$193	$46	$(56)	$(95)	$75	$49	$(64)
(a)

The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $7 million for the three months ended June 30, 2015 and net losses of $20 million for the six months ended June 30, 2015 compared with net losses of $10 million for the three months ended June 30, 2014 and net losses of $15 million for the six months ended June 30, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    107

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow June 30, 2015, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $256 million pretax, or $167 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2015. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow June 30, 2015, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $19 million pretax, or $12 million after-tax, as adjustments of yield on investment securities. As of June 30, 2015, the maximum length of time over which forecasted purchase contracts are hedged is three months.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first six months of 2015 and 2014, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 96: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Gains (losses) on derivatives recognized in OCI – (effective portion)	$(102)	$138	$196	$210
Less: Gains (losses) reclassified from accumulated OCI into income – (effective portion)
Interest income	72	64	140	136
Noninterest income	(4)	(7)	(13)	(2)
Total gains (losses) reclassified from accumulated OCI into income – (effective portion)	68	57	127	134
Net unrealized gains (losses) on cash flow hedge derivatives	$(170)	$81	$69	$76
(a)	All cash flow hedge derivatives are interest rate contracts as of June 30, 2015 and June 30, 2014.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

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

For the first six months of 2015 and 2014, there was no net investment hedge ineffectiveness.

Further detail on gains (losses) on net investment hedge derivatives is presented in the following table:

Table 97: Gains (Losses) on Derivatives – Net Investment Hedges

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Gains (losses) on derivatives recognized in OCI (effective portion)
Foreign exchange contracts	$(65)	$(26)	$(11)	$(33)

108    The PNC Financial Services Group, Inc. – Form 10-Q

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP.

For additional information on derivatives not designated as hedging instruments under GAAP see Note 15 Financial Derivatives in our 2014 Form 10-K.

Further detail regarding the notional amounts and fair values related to derivatives not designated in hedge relationships is presented in the following table:

Table 98: Derivatives Not Designated As Hedging Instruments under GAAP

	June 30, 2015			December 31, 2014
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$35,043	$709	$396	$32,459	$777	$394
Swaptions	3,176	23	21	1,498	29	22
Futures (c)	19,177			22,084
Futures options	30,000	6	3	12,225	4
Mortgage-backed securities commitments	2,390	4	8	710	4
Subtotal	89,786	742	428	68,976	814	416
Loan sales
Interest rate contracts:
Futures (c)	40			58
Bond options	300	4		300
Mortgage-backed securities commitments	8,210	39	21	4,916	10	21
Residential mortgage loan commitments	2,437	21		1,852	22
Subtotal	10,987	64	21	7,126	32	21
Subtotal	$100,773	$806	$449	$76,102	$846	$437
Derivatives used for commercial mortgage banking activities:
Interest rate contracts:
Swaps	$3,793	$62	$49	$3,801	$67	$48
Swaptions	439	1	1	439	2	1
Futures (c)	20,146			19,913
Commercial mortgage loan commitments	1,295	10	6	2,042	16	10
Subtotal	25,673	73	56	26,195	85	59
Credit contracts:
Credit default swaps	83			95
Subtotal	$25,756	$73	$56	$26,290	$85	$59
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$149,054	$2,455	$2,350	$146,008	$2,632	$2,559
Caps/floors – Sold	5,142		15	4,846		16
Caps/floors – Purchased	6,462	28		6,339	34
Swaptions	4,496	59	17	3,361	62	12
Futures (c)	2,433			3,112
Mortgage-backed securities commitments	3,552	6	5	2,137	3	3
Subtotal	171,139	2,548	2,387	165,803	2,731	2,590
Foreign exchange contracts	10,895	215	202	12,547	223	240
Credit contracts:
Risk participation agreements	5,076	2	5	5,124	2	4
Subtotal	$187,110	$2,765	$2,594	$183,474	$2,956	$2,834
Derivatives used for other risk management activities:
Interest rate contracts				$833	$1
Foreign exchange contracts	$2,519	$35	$18	2,661	85	$1
Credit contracts:
Credit default swaps	15			15
Other contracts (d)	2,034		485	1,881		510
Subtotal	4,568	35	503	5,390	86	511
Total derivatives not designated as hedging instruments	$318,207	$3,679	$3,602	$291,256	$3,973	$3,841
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

The PNC Financial Services Group, Inc. – Form 10-Q    109

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 99: Gains (Losses) on Derivatives Not Designated As Hedging Instruments under GAAP

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$(83)	$57	$15	$110
Loan sales
Interest rate contracts	47	(10)	68	(12)
Gains (losses) included in residential mortgage banking activities (a)	$(36)	$47	$83	$98
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$(25)	$23	$5	$43
Credit contracts (c)	1	(1)		(1)
Gains (losses) from commercial mortgage banking activities	$(24)	$22	$5	$42
Derivatives used for customer-related activities:
Interest rate contracts	$30	$11	$34	$10
Foreign exchange contracts	32	22	33	48
Credit contracts		(1)
Gains (losses) from customer-related activities (c)	$62	$32	$67	$58
Derivatives used for other risk management activities:
Interest rate contracts	$1	$(11)	$1	$(15)
Foreign exchange contracts	(69)	(5)	114	(7)
Other contracts (d)	14	(19)	7	(27)
Gains (losses) from other risk management activities (c)	$(54)	$(35)	$122	$(49)
Total gains (losses) from derivatives not designated as hedging instruments	$(52)	$66	$277	$149
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

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

Table 100: Credit Default Swaps (a)

	June 30, 2015		December 31, 2014
Dollars in millions	Notional Amount	Weighted- Average Remaining Maturity In Years	Notional Amount	Weighted- Average Remaining Maturity In Years
Credit Default Swaps – Purchased (b)
Single name	$50	5.2	$50	5.7
Index traded	48	33.7	60	34.2
Total	$98	19.1	$110	21.3
(a)	There were no credit default swaps sold as of June 30, 2015 and December 31, 2014.
(b)	The fair value of credit default swaps purchased was less than $1 million as of June 30, 2015 and December 31, 2014.

The notional amount of these credit default swaps by credit rating is presented in the following table:

Table 101: Credit Ratings of Credit Default Swaps (a)

In millions	June 30, 2015	December 31, 2014
Credit Default Swaps – Purchased
Investment grade (b)	$83	$95
Subinvestment grade (c)	15	15
Total	$98	$110
(a)	There were no credit default swaps sold as of June 30, 2015 and December 31, 2014.
(b)	Investment grade with a rating of BBB-/Baa3 or above based on published rating agency information.
(c)	Subinvestment grade represents a rating below BBB-/Baa3 based on published rating agency information.

The referenced/underlying assets for these credit default swaps are presented in the following table:

Table 102: Referenced/Underlying Assets of Credit Default Swaps

	June 30, 2015	December 31, 2014
Corporate debt	51%	45%
Commercial mortgage-backed securities	49%	55%

110    The PNC Financial Services Group, Inc. – Form 10-Q

Risk Participation Agreements

We also periodically enter into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts. Risk participation agreements purchased and sold are included in these derivative tables: Tables 98, 99, and 103.

Further detail regarding the notional amount, fair value and weighted-average remaining maturities in years for risk participation agreements sold is presented in the following table:

Table 103: Risk Participation Agreements Sold

	June 30, 2015			December 31, 2014
Dollars in millions	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Amount	Fair Value	Weighted- Average Remaining Maturity In Years
Risk Participation Agreements Sold	$2,669	$(5)	5.0	$2,796	$(4)	5.4

Based on our internal risk rating process of the underlying third party customers referenced in the swap contracts, all exposure related to risk participation agreements sold have an internal credit rating of pass, which indicates the expected risk of default is currently low.

We have sold risk participation agreements with terms ranging from less than 1 year to 22 years. We will be required to make payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts with third parties. Assuming all underlying third party customers referenced in the swap contracts defaulted at June 30, 2015, the exposure from these agreements would be $115 million based on the fair value of the underlying swaps, compared with $124 million at December 31, 2014.

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

For additional information on derivative offsetting, counterparty credit risk, and contingent features see Note 15 Financial Derivatives in our 2014 Form 10-K. Refer to Note 16 Commitments and Guarantees in this Report for additional information related to resale and repurchase agreements offsetting.

The PNC Financial Services Group, Inc. – Form 10-Q    111

The following derivative Table 104 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of June 30, 2015 and December 31, 2014. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 104: Derivative Assets and Liabilities Offsetting

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
June 30, 2015 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$4,599	$1,806	$337	$2,456		$130	$2,326
Foreign exchange contracts	250	138	11	101		3	98
Credit contracts	2	1	1
Total derivative assets (a)	$4,851	$1,945	$349	$2,557	(b)	$133	$2,424
	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
June 30, 2015 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$3,112	$1,856	$470	$786			$786
Foreign exchange contracts	225	85	20	120			120
Credit contracts	5	4	1
Other contracts	485			485			485
Total derivative liabilities (a)	$3,827	$1,945	$491	$1,391	(c)		$1,391

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
December 31, 2014 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts	$4,918	$1,981	$458	$2,479		$143	$2,336
Foreign exchange contracts	314	159	47	108		1	107
Credit contracts	2	1	1
Total derivative assets (a)	$5,234	$2,141	$506	$2,587	(b)	$144	$2,443

	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
December 31, 2014 In millions		Fair Value Offset Amount	Cash Collateral
Derivative liabilities
Interest rate contracts	$3,272	$2,057	$483	$732			$732
Foreign exchange contracts	241	80	20	141			141
Credit contracts	4	4
Other contracts	510			510			510
Total derivative liabilities (a)	$4,027	$2,141	$503	$1,383	(c)		$1,383
(a)	Included derivative assets and derivative liabilities as of June 30, 2015 totaling $889 million and $725 million, respectively, related to interest rate contracts executed bilaterally with counterparties in the U.S. over-the-counter market and novated to and cleared through a central clearing house. The comparable amounts as of December 31, 2014 totaled $807 million and $657 million, respectively. Derivative assets and liabilities as of June 30, 2015 and December 31, 2014 related to exchange-traded interest rate contracts were not material. As of June 30, 2015 and December 31, 2014, these contracts were not subject to offsetting. The remaining gross and net derivative assets and liabilities relate to contracts executed bilaterally with counterparties that are not settled through an organized exchange or central clearing house.
(b)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(c)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

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

112    The PNC Financial Services Group, Inc. – Form 10-Q

At June 30, 2015, we held cash, U.S. government securities and mortgage-backed securities totaling $681 million under master netting and other collateral agreements to collateralize net derivative assets due from counterparties, and we have pledged cash totaling $555 million under these agreements to collateralize net derivative liabilities owed to counterparties. These totals may differ from the amounts presented in the preceding offsetting table because they may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair value with the counterparty as of the balance sheet date due to timing or other factors. To the extent not netted against the derivative fair value under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain of the master netting agreements and certain other derivative agreements also contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, we would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2015 was $.6 billion for which PNC had posted collateral of $.5 billion in the normal course of business. The maximum additional amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2015 would be $.1 billion.

NOTE 12 EARNINGS PER SHARE

Table 105: Basic and Diluted Earnings per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2015	2014	2015	2014
Basic
Net income	$1,044	$1,052	$2,048	$2,112
Less:
Net income (loss) attributable to noncontrolling interests	4	3	5	1
Preferred stock dividends and discount accretion and redemptions	48	48	118	118
Net income attributable to common shares	992	1,001	1,925	1,993
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares		3	2	6
Net income attributable to basic common shares	$992	$998	$1,923	$1,987
Basic weighted-average common shares outstanding	517	532	519	532
Basic earnings per common share (a)	$1.92	$1.88	$3.71	$3.73
Diluted
Net income attributable to basic common shares	$992	$998	$1,923	$1,987
Less: Impact of BlackRock earnings per share dilution	5	3	10	9
Net income attributable to diluted common shares	$987	$995	$1,913	$1,978
Basic weighted-average common shares outstanding	517	532	519	532
Dilutive potential common shares (b) (c)	8	7	8	7
Diluted weighted-average common shares outstanding	525	539	527	539
Diluted earnings per common share (a)	$1.88	$1.85	$3.63	$3.67
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(b)	Excludes number of stock options considered to be anti-dilutive of 1 million for the three and six months ended June 30, 2014. No stock options were considered to be anti-dilutive for the three and six months ended June 30, 2015.
(c)	No warrants were considered to be anti-dilutive for the three and six months ended June 30, 2015 and June 30, 2014, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    113

NOTE 13 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first six months of 2014 and 2015 follows.

Table 106: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2013	533	$2,698	$3,941	$12,416	$23,251	$436	$(408)	$1,703	$44,037
Cumulative effect of adopting ASC 860-50 (a)					2				2
Balance at January 1, 2014	533	$2,698	$3,941	$12,416	$23,253	$436	$(408)	$1,703	$44,039
Net income					2,111			1	2,112
Other comprehensive income (loss), net of tax						445			445
Cash dividends declared
Common ($.92 per share)					(491)				(491)
Preferred					(115)				(115)
Preferred stock discount accretion			3		(3)
Common stock activity	1	5		55					60
Treasury stock activity	(2)			11			(176)		(165)
Other				24				(116)	(92)
Balance at June 30, 2014 (b)	532	$2,703	$3,944	$12,506	$24,755	$881	$(584)	$1,588	$45,793
Balance at January 1, 2015	523	$2,705	$3,946	$12,627	$26,200	$503	$(1,430)	$1,523	$46,074
Net income					2,043			5	2,048
Other comprehensive income (loss), net of tax						(124)			(124)
Cash dividends declared
Common ($.99 per share)					(516)				(516)
Preferred					(115)				(115)
Preferred stock discount accretion			3		(3)
Common stock activity	1	3		34					37
Treasury stock activity	(8)			(55)			(832)		(887)
Preferred stock redemption – Series K (c)			(500)						(500)
Other				26				(131)	(105)
Balance at June 30, 2015 (b)	516	$2,708	$3,449	$12,632	$27,609	$379	$(2,262)	$1,397	$45,912
(a)	Amount represents the cumulative impact of our January 1, 2014 irrevocable election to prospectively measure all classes of commercial MSRs at fair value. See Note 1 Accounting Policies and Note 8 Goodwill and Other Intangible Assets for more information on this election in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K.
(b)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(c)	On May 4, 2015, PNC redeemed all 50,000 shares of its Series K Preferred Stock, as well as all 500,000 Depositary Shares representing fractional interests in such shares, resulting in net outflow of $500 million.

Warrants

We had 13,685,932 warrants outstanding as of June 30, 2015 compared to 16,885,192 as of December 31, 2014. The reduction was due to 3,199,260 warrants that were exercised during 2015. Each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.33 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. In 2015, we issued 971,570 common shares resulting from the exercise of the warrants. The issuance of these shares resulted in a reclassification within Capital surplus – Common stock and other with no impact on PNC’s Shareholder’s equity. The remaining outstanding warrants will expire as of December 31, 2018, and are considered in the calculation of diluted earnings per common share in Note 12 Earnings Per Share in this Report.

114    The PNC Financial Services Group, Inc. – Form 10-Q

Table 107: Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at March 31, 2014	$836	$(307)	$529
Second Quarter 2014 activity
Increase in net unrealized gains (losses) on non-OTTI securities	220	(80)	140
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	7	(2)	5
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	1		1
Net unrealized gains (losses) on non-OTTI securities	212	(78)	134
Balance at June 30, 2014	1,048	(385)	663
Balance at March 31, 2015	1,096	(402)	694
Second Quarter 2015 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(346)	128	(218)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	7	(2)	5
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	12	(4)	8
Net unrealized gains (losses) on non-OTTI securities	(365)	134	(231)
Balance at June 30, 2015	$731	$(268)	$463
Net unrealized gains (losses) on OTTI securities
Balance at March 31, 2014	$102	$(37)	$65
Second Quarter 2014 activity
Increase in net unrealized gains (losses) on OTTI securities	40	(14)	26
Less: OTTI losses realized on securities reclassified to noninterest income	(1)		(1)
Net unrealized gains (losses) on OTTI securities	41	(14)	27
Balance at June 30, 2014	143	(51)	92
Balance at March 31, 2015	118	(42)	76
Second Quarter 2015 activity
Increase in net unrealized gains (losses) on OTTI securities	3	(1)	2
Less: OTTI losses realized on securities reclassified to noninterest income	(1)	1
Net unrealized gains (losses) on OTTI securities	4	(2)	2
Balance at June 30, 2015	$122	$(44)	$78
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at March 31, 2014	$379	$(139)	$240
Second Quarter 2014 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	138	(50)	88
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	61	(23)	38
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	3	(1)	2
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	(7)	3	(4)
Net unrealized gains (losses) on cash flow hedge derivatives	81	(29)	52
Balance at June 30, 2014	460	(168)	292
Balance at March 31, 2015	791	(290)	501
Second Quarter 2015 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(102)	38	(64)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	64	(24)	40
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	8	(3)	5
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	(4)	2	(2)
Net unrealized gains (losses) on cash flow hedge derivatives	(170)	63	(107)
Balance at June 30, 2015	$621	$(227)	$394

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    115

(continued from previous page)

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at March 31, 2014	$(292)	$107	$(185)
Second Quarter 2014 activity
Net pension and other postretirement benefit plan activity	10	(4)	6
Amortization of actuarial loss (gain) reclassified to other noninterest expense	1	(1)
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)	1	(1)
Total Second Quarter 2014 activity	9	(4)	5
Balance at June 30, 2014	(283)	103	(180)
Balance at March 31, 2015	(760)	278	(482)
Second Quarter 2015 activity
Net pension and other postretirement benefit plan activity	(17)	7	(10)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	9	(4)	5
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)	1	(1)
Total Second Quarter 2015 activity	(10)	4	(6)
Balance at June 30, 2015	$(770)	$282	$(488)
Other
Balance at March 31, 2014	$(9)	$16	$7
Second Quarter 2014 Activity
PNC’s portion of BlackRock’s OCI	(4)	2	(2)
Net investment hedge derivatives (b)	(26)	9	(17)
Foreign currency translation adjustments (c)	26		26
Total Second Quarter 2014 activity	(4)	11	7
Balance at June 30, 2014	(13)	27	14
Balance at March 31, 2015	(86)		(86)
Second Quarter 2015 Activity
PNC’s portion of BlackRock’s OCI	(9)	3	(6)
Net investment hedge derivatives (b)	(65)	24	(41)
Foreign currency translation adjustments (c)	65		65
Total Second Quarter 2015 activity	(9)	27	18
Balance at June 30, 2015	$(95)	$27	$(68)

116    The PNC Financial Services Group, Inc. – Form 10-Q

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at December 31, 2013	$647	$(238)	$409
2014 activity
Increase in net unrealized gains (losses) on non-OTTI securities	421	(154)	267
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	14	(5)	9
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	6	(2)	4
Net unrealized gains (losses) on non-OTTI securities	401	(147)	254
Balance at June 30, 2014	1,048	(385)	663
Balance at December 31, 2014	1,022	(375)	647
2015 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(214)	79	(135)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	14	(5)	9
Less: Net gains (losses) realized on sale of securities reclassified to noninterest income	63	(23)	40
Net unrealized gains (losses) on non-OTTI securities	(291)	107	(184)
Balance at June 30, 2015	$731	$(268)	$463
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2013	$36	$(12)	$24
2014 activity
Increase in net unrealized gains (losses) on OTTI securities	104	(38)	66
Less: OTTI losses realized on securities reclassified to noninterest income	(3)	1	(2)
Net unrealized gains (losses) on OTTI securities	107	(39)	68
Balance at June 30, 2014	143	(51)	92
Balance at December 31, 2014	115	(41)	74
2015 activity
Increase in net unrealized gains (losses) on OTTI securities	5	(2)	3
Less: OTTI losses realized on securities reclassified to noninterest income	(2)	1	(1)
Net unrealized gains (losses) on OTTI securities	7	(3)	4
Balance at June 30, 2015	$122	$(44)	$78
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2013	$384	$(141)	$243
2014 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	210	(76)	134
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	130	(48)	82
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	6	(2)	4
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	(2)	1	(1)
Net unrealized gains (losses) on cash flow hedge derivatives	76	(27)	49
Balance at June 30, 2014	460	(168)	292
Balance at December 31, 2014	552	(202)	350
2015 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	196	(72)	124
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	128	(47)	81
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	12	(5)	7
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	(13)	5	(8)
Net unrealized gains (losses) on cash flow hedge derivatives	69	(25)	44
Balance at June 30, 2015	$621	$(227)	$394

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    117

(continued from previous page)

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2013	$(374)	$137	$(237)
2014 Activity
Net pension and other postretirement benefit plan activity	93	(35)	58
Amortization of actuarial loss (gain) reclassified to other noninterest expense	2	(1)	1
Amortization of prior service cost (credit) reclassified to other noninterest expense	(4)	2	(2)
Total 2014 activity	91	(34)	57
Balance at June 30, 2014	(283)	103	(180)
Balance at December 31, 2014	(820)	300	(520)
2015 Activity
Net pension and other postretirement benefit plan activity	36	(13)	23
Amortization of actuarial loss (gain) reclassified to other noninterest expense	18	(7)	11
Amortization of prior service cost (credit) reclassified to other noninterest expense	(4)	2	(2)
Total 2015 Activity	50	(18)	32
Balance at June 30, 2015	$(770)	$282	$(488)
Other
Balance at December 31, 2013	$(20)	$17	$(3)
2014 Activity
PNC’s portion of BlackRock’s OCI	7	(2)	5
Net investment hedge derivatives (b)	(33)	12	(21)
Foreign currency translation adjustments	33		33
Total 2014 activity	7	10	17
Balance at June 30, 2014	(13)	27	14
Balance at December 31, 2014	(59)	11	(48)
2015 Activity
PNC’s portion of BlackRock’s OCI	(34)	12	(22)
Net investment hedge derivatives (b)	(11)	4	(7)
Foreign currency translation adjustments (c)	9		9
Total 2015 activity	(36)	16	(20)
Balance at June 30, 2015	$(95)	$27	$(68)
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.
(c)	The earnings of PNC’s Luxembourg-UK lending business have been indefinitely reinvested: therefore, no U.S. deferred income tax has been recorded on the foreign currency translation of the investment.

Table 108: Accumulated Other Comprehensive Income (Loss) Components

	June 30, 2015		December 31, 2014
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains (losses) on non-OTTI securities	$731	$463	$1,022	$647
Net unrealized gains (losses) on OTTI securities	122	78	115	74
Net unrealized gains (losses) on cash flow hedge derivatives	621	394	552	350
Pension and other postretirement benefit plan adjustments	(770)	(488)	(820)	(520)
Other	(95)	(68)	(59)	(48)
Accumulated other comprehensive income (loss)	$609	$379	$810	$503

118    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 14 INCOME TAXES

Table 109: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	June 30 2015	December 31 2014
Net Operating Loss Carryforwards:
Federal	$947	$997
State	$2,486	$2,594
Tax Credit Carryforwards:
Federal	$35	$35
State	$7	$7

The federal net operating loss carryforwards expire in 2032. The state net operating loss carryforwards will expire from 2015 to 2035. The majority of the tax credit carryforwards expire in 2032. All federal and most state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. It is anticipated that the company will be able to fully utilize its carryforwards for federal tax purposes, but a valuation allowance of $64 million has been recorded against certain state tax carryforwards as of June 30, 2015. If select uncertain tax positions were successfully challenged by a state, the state net operating losses listed above could be reduced by $60 million.

The Internal Revenue Service (IRS) is currently examining PNC’s 2011 through 2013 returns. National City’s consolidated federal income tax returns through 2008 have been audited by the IRS. Certain adjustments remain under review by the IRS Appeals Division for years 2004 through 2008.

The Company had unrecognized tax benefits of $80 million at June 30, 2015 and $77 million at December 31, 2014. At June 30, 2015, $66 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the balance of unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the balance of unrecognized tax benefits could decrease by $53 million within the next twelve months.

During the six months ended June 30, 2015, we recognized $102 million of amortization, $111 million of tax credits, and $37 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes. The amounts for the second quarter of 2015 were $51 million, $56 million and $18 million, respectively.

NOTE 15 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 15 as well as those matters disclosed in Note 21 Legal Proceedings in Part II, Item 8 of our 2014 Form 10-K and in Note 15 Legal Proceedings in Part I, Item 1 of our first quarter 2015 Form 10-Q (such prior disclosure collectively referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2015, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $725 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

The PNC Financial Services Group, Inc. – Form 10-Q    119

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

MDL Proceedings in Pennsylvania. In July 2015, the United States Court of Appeals for the Third Circuit affirmed the grant of class certification by the Pennsylvania district court.

North Carolina Proceedings. In January 2008, the Pennsylvania district court issued an order sending back to the General Court of Justice, Superior Court Division, for Wake

County, North Carolina the claims of two proposed class members, asserted in a case originally filed in 2001 and captioned Bumpers, et al. v. Community Bank of Northern Virginia (01-CVS-011342). The plaintiffs in Bumpers made similar allegations to those included in the amended complaint in the MDL proceedings. Following the remand to North Carolina state court, the plaintiffs in Bumpers sought to represent a class of North Carolina borrowers in state court proceedings in North Carolina. The plaintiffs claimed that this class consisted of approximately 650 borrowers. The district court in Pennsylvania handling the MDL proceedings enjoined class proceedings in Bumpers in March 2008. In April 2008, the North Carolina Superior Court granted the Bumpers plaintiffs’ motion for summary judgment on their individual claims and awarded them approximately $11,000 each plus interest. CBNV appealed the grant of the motion for summary judgment. In September 2011, the North Carolina Court of Appeals affirmed in part and reversed in part the granting of the plaintiffs’ motion for summary judgment. The court affirmed the judgment on the plaintiffs’ claim that they paid a loan discount fee but were not provided a loan discount. It reversed the judgment on the plaintiffs’ claim that they were overcharged for settlement services and remanded that claim for trial. The court also held that, in light of the Pennsylvania district court’s injunction against class proceedings having been vacated in September 2010, the trial court may on remand consider the issue of class certification. In August 2012, the North Carolina Supreme Court granted our petition for discretionary review of the decision of the North Carolina Court of Appeals. The appeal was argued in January 2013. In August 2013, the North Carolina Supreme Court reversed the decision of the Court of Appeals and remanded the case to the Superior Court for further proceedings. In September 2013, after the other plaintiff voluntarily dismissed his case, the remaining plaintiff filed a motion for leave to amend his complaint in the trial court. The plaintiff’s remaining claims, as reflected in the proposed amended complaint, related exclusively to loan discount fees. In June 2015 the court denied the plaintiff’s motion to amend his complaint. The plaintiff then moved for an order allowing dismissal of his remaining claims, which was granted, thus ending the North Carolina proceedings.

Lender Placed Insurance Litigation

In May 2015, the parties reached an agreement to settle on a nationwide settlement class basis Montoya, et al. v. PNC Bank, N.A., et al., (Case No. 1:14-cv-20474-JEM), pending in the United States District Court for the Southern District of Florida against, among others, PNC Bank. The agreement is subject to, among other things, notice to the class members and final approval by the court. In June 2015, the plaintiffs filed a motion for preliminary approval of the settlement. Notice to the class members will be provided following preliminary approval, if granted. In connection with the settlement agreement, the plaintiffs also filed a fourth amended complaint, which, among other things, adds claims

120    The PNC Financial Services Group, Inc. – Form 10-Q

regarding wind and flood insurance. The proposed settlement provides for certification of a class of borrowers who were charged by PNC under a hazard, flood, flood gap or wind only lender placed insurance policy for residential property during the period January 1, 2008 through the date of preliminary approval of the settlement. The overall cost of the settlement is not expected to be material to PNC.

Patent Infringement Litigation

In separate decisions issued in April and May 2015, the Patent and Trademark Office (PTO) invalidated all claims with respect to the patents that were still at issue in Intellectual Ventures I LLC and Intellectual Ventures II LLC vs. PNC Financial Services Group, Inc., and PNC Bank, NA, (Case No. 2:13-cv-00740-AJS)(“IV 1”), pending in the United States District Court for the Western District of Pennsylvania against PNC and PNC Bank. In July 2015, in an appeal arising out of proceedings against a different defendant relating to some of the same patents, the United States Court of Appeals for the Federal Circuit affirmed a district court decision invalidating two of those same patents. As a result, all of the patents still at issue in IV 1 have been invalidated, and accordingly PNC should have no liability in this matter.

In April 2015, the PTO, in a proceeding brought by another defendant, upheld the patentability of one of the patents at issue in Intellectual Ventures I LLC and Intellectual Ventures II LLC v. PNC Bank Financial Services Group, Inc., PNC Bank NA, and PNC Merchant Services Company, LP, (Case No. 2:14-cv-00832-AKS)(“IV 2”), pending in the same court as IV 1. Three patents of the four other patents at issue in IV 2 remain under review by the PTO while PTO review has been denied as to the fourth patent.

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

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described below and in Prior Disclosure.

Mortgage Servicing Consent Orders

In June 2015, the Office of the Comptroller of the Currency issued an order finding that PNC Bank had satisfied all of its obligations under the OCC’s 2013 amended consent order and terminating PNC Bank’s 2011 consent order and 2013 amended consent order relating to its residential mortgage servicing and foreclosure processes. The OCC retained jurisdiction over the distribution of remaining funds contributed by PNC Bank under its 2013 amended consent order. PNC’s consent order with the Board of Governors of the Federal Reserve System, as amended, relating to the same subject matter remains open and does not foreclose the potential for civil money penalties from the Federal Reserve. The range of potential penalties communicated to PNC from the Federal Reserve in connection with these consent orders is not material and we do not otherwise expect any additional financial charges from the Federal Reserve consent orders to be material.

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

The PNC Financial Services Group, Inc. – Form 10-Q    121

NOTE 16 COMMITMENTS AND GUARANTEES

Commitments

In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of June 30, 2015 and December 31, 2014, respectively.

Table 110: Commitments to Extend Credit and Other Commitments

In millions	June 30 2015	December 31 2014
Commitments to extend credit
Total commercial lending	$97,334	$98,742
Home equity lines of credit	17,570	17,839
Credit card	18,999	17,833
Other	4,339	4,178
Total commitments to extend credit	138,242	138,592
Net outstanding standby letters of credit (a)	9,509	9,991
Reinsurance agreements	2,118	4,297
Standby bond purchase agreements (b)	959	1,095
Other commitments (c)	964	962
Total commitments to extend credit and other commitments	$151,792	$154,937
(a)	Net outstanding standby letters of credit include $5.2 billion which support remarketing programs at both June 30, 2015 and December 31, 2014, respectively.
(b)	We enter into standby bond purchase agreements to support municipal bond obligations.
(c)	Includes $579 million and $441 million related to investments in qualified affordable housing projects at June 30, 2015 and December 31, 2014, respectively.

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
Table 111: Internal Credit Ratings Related to Net Outstanding Standby Letters of Credit

	June 30 2015	December 31 2014
Internal credit ratings (as a percentage of portfolio):
Pass (a)	94%	95%
Below pass (b)	6%	5%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2015 had terms ranging from less than 1 year to 8 years.

As of June 30, 2015, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $187 million at June 30, 2015 and is included in Other liabilities on our Consolidated Balance Sheet.

Reinsurance Agreements

We have a wholly-owned captive insurance subsidiary which provides reinsurance for accidental death & dismemberment, credit life, accident & health and lender placed hazard, all of which are in run-off. Aggregate maximum exposure up to the specified limits for all reinsurance contracts is as follows:

Table 112: Reinsurance Agreements Exposure (a)

In millions	June 30 2015	December 31 2014
Accidental Death & Dismemberment	$1,705	$1,774
Credit Life, Accident & Health	413	467
Lender Placed Hazard (b) (c)		2,056
Maximum Exposure (d)	$2,118	$4,297
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$412	$466
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur, PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.
(c)	Program was placed into run-off for coverage issued or renewed on or after June 1, 2014 with policy terms one year or less.
(d)	The Borrower and Lender Paid Mortgage Insurance program was placed into run-off. Most of these policies carry no liability to PNC, and due to immateriality this program is no longer included in the maximum exposure amount.

122    The PNC Financial Services Group, Inc. – Form 10-Q

A rollforward of the reinsurance reserves for probable losses for the first six months of 2015 and 2014 follows:

Table 113: Reinsurance Reserves – Rollforward

In millions	2015	2014
January 1	$13	$32
Paid Losses	(6)	(12)
Net Provision	4	6
Changes to Agreements		(10)
June 30	$11	$16

The reinsurance reserves are declining as the programs are in run-off. There were no other changes to existing agreements nor did we enter into any new relationships.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At June 30, 2015, the reasonably possible loss above our accrual was not material.

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

The PNC Financial Services Group, Inc. – Form 10-Q    123

Visa Indemnification

Our payment services business issues and acquires credit and debit card transactions through Visa U.S.A. Inc. card association or its affiliates (Visa). For additional information on our Visa indemnification and the related interchange litigation see Note 21 Legal Proceedings and Note 22 Commitments and Guarantees in our 2014 Form 10-K.

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

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At June 30, 2015 and December 31, 2014, the unpaid principal balance outstanding of loans sold as a participant in these programs was $12.9 billion and $12.3 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.9 billion at June 30, 2015 and $3.7 billion at December 31, 2014.

If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $35 million at both June 30, 2015 and June 30, 2014, and was included in Other liabilities on our Consolidated Balance

Sheet. An analysis of the changes in this liability during 2015 and 2014 follows:

Table 114: Analysis of Commercial Mortgage Recourse Obligations

In millions	2015	2014
January 1	$35	$33
Reserve adjustments, net		2
June 30	$35	$35

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

124    The PNC Financial Services Group, Inc. – Form 10-Q

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At June 30, 2015 and June 30, 2014, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $125 million and $126 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during 2015 and 2014 follows:

Table 115: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2015			2014
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$107	$29	$136	$131	$22	$153
Reserve adjustments, net	2		2	(17)	12	(5)
Losses – loan repurchases and private investor settlements	(12)	(1)	(13)	(13)	(9)	(22)
June 30	$97	$28	$125	$101	$25	$126
(a)	The unpaid principal balance of loans associated with our exposure to repurchase obligations totaled $66.5 billion and $69.8 billion at June 30, 2015 and June 30, 2014, respectively.
(b)	Repurchase obligation was associated with sold loan portfolios of $2.3 billion and $2.7 billion at June 30, 2015 and June 30, 2014, respectively. PNC is no longer engaged in the brokered home equity lending business, which was acquired with National City.

Management believes the indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of June 30, 2015. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices and other economic conditions. At June 30, 2015, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $81 million for our portfolio of residential mortgage loans sold. At June 30, 2015, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines of credit sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

Resale and Repurchase Agreements

We enter into repurchase and resale agreements where we transfer investment securities to/from a third party with the agreement to repurchase/resell those investment securities at a future date for a specified price. These agreements are entered into primarily to provide short-term financing for securities inventory positions, acquire securities to cover short positions and accommodate customers’ investing and financing needs. Repurchase and resale agreements are treated as collateralized financing transactions for accounting purposes and are generally carried at the amounts at which the securities will be subsequently reacquired or resold, including accrued interest. Our policy is to take possession of securities purchased under agreements to resell. We monitor the market value of securities to be repurchased and resold and additional collateral may be obtained where considered appropriate to protect against credit exposure.

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

Table 116 shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 116. The amounts reported in Table 116 exclude the fair value adjustment on the structured resale agreements of $7 million at both June 30, 2015 and December 31, 2014, respectively, that we have elected to account for at fair value. Refer to Note 7 Fair Value for additional information regarding the structured resale agreements at fair value.

The PNC Financial Services Group, Inc. – Form 10-Q    125

Refer to Note 11 Financial Derivatives for additional information related to offsetting of financial derivatives.

Table 116: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale Agreements (a)	Securities Collateral Held Under Master Netting Agreements (b)	Net Amounts (c)
Resale Agreements
June 30, 2015	$1,548		$1,548	$1,474	$74
December 31, 2014	$1,646		$1,646	$1,569	$77

In millions	Gross Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Repurchase Agreements (d)	Securities Collateral Pledged Under Master Netting Agreements (b)	Net Amounts (e)
Repurchase Agreements
June 30, 2015	$2,132		$2,132	$1,332	$800
December 31, 2014	$3,406		$3,406	$2,580	$826
(a)	Represents the resale agreement amount included in Federal funds sold and resale agreements on our Consolidated Balance Sheet and the related accrued interest income in the amount of less than $1 million at June 30, 2015 and $1 million at December 31, 2014, respectively, which is included in Other Assets on the Consolidated Balance Sheet.
(b)	Represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(c)	Represents certain long term resale agreements which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(d)	Represents the repurchase agreement amount included in Federal funds purchased and repurchase agreements on our Consolidated Balance Sheet and the related accrued interest expense in the amount of less than $1 million at both June 30, 2015 and December 31, 2014, which is included in Other Liabilities on the Consolidated Balance Sheet.
(e)	Represents overnight repurchase agreements entered into with municipalities, pension plans, and certain trusts and insurance companies which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting. There were no long term repurchase agreements as of June 30, 2015 and December 31, 2014.

Table 117 summarizes our gross repurchase agreements as of June 30, 2015 by type of collateral pledged. All repurchase agreements have remaining contractual maturities that are classified as overnight or continuous as of June 30, 2015. Overnight repurchase agreements have a one-day maturity while continuous repurchase agreements have no fixed maturity date and are cancellable by either party at any time.

Table 117: Repurchase Agreements By Type of Collateral Pledged

June 30, 2015- In millions	Overnight or Continuous
Gross Repurchase Agreements
U.S. Treasury and government agency securities	$48
Residential mortgage-backed agency securities	1,994
Commercial mortgage-backed agency securities	90
Total	$2,132

NOTE 17 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

126    The PNC Financial Services Group, Inc. – Form 10-Q

Net interest income in business segment results reflects PNC’s internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors. In the first quarter of 2015, enhancements were made to PNC’s funds transfer pricing methodology primarily for costs related to the new regulatory short-term liquidity standards. The enhancements incorporate an additional charge assigned to assets, including for unfunded loan commitments. Conversely, a higher transfer pricing credit has been assigned to those deposits that are accorded higher value under Liquidity Coverage Ratio (LCR) rules for liquidity purposes. Please see the Supervision and Regulation section in Item 1 and the Liquidity Risk Management section in Item 7 of our 2014 Form 10-K for more information about the LCR. These adjustments apply to business segment results, primarily favorably impacting Retail Banking and adversely impacting Corporate & Institutional Banking, prospectively beginning with the first quarter of 2015. Prior periods have not been adjusted due to the impracticability of estimating the impact of the change for prior periods.

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

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions, and trust management and administration for individuals and their families. Hawthorn provides multi-generational family planning including wealth strategy, investment management, private banking, tax and estate planning guidance, performance reporting and personal administration services to ultra high net worth families. Institutional asset management provides investment management, custody administration and retirement administration services. The business also offers PNC proprietary mutual funds. Institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments, primarily located in our geographic footprint.

The PNC Financial Services Group, Inc. – Form 10-Q    127

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

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At June 30, 2015, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $160 million and $142 million during the first six months of 2015 and 2014, respectively.

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit, and a small commercial/commercial real estate loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

Table 118: Results Of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other (a)	Consolidated (a)
2015
Income Statement
Net interest income	$1,045	$837	$71	$30		$100	$(31)	$2,052
Noninterest income	590	492	243	176	$175	9	129	1,814
Total revenue	1,635	1,329	314	206	175	109	98	3,866
Provision for credit losses (benefit)	45	20	1	(2)		(5)	(13)	46
Depreciation and amortization	42	37	12	4			106	201
Other noninterest expense	1,168	510	203	174		26	84	2,165
Income (loss) before income taxes and noncontrolling interests	380	762	98	30	175	88	(79)	1,454
Income taxes (benefit)	139	254	36	11	40	32	(102)	410
Net income	$241	$508	$62	$19	$135	$56	$23	$1,044
Inter-segment revenue	$1	$11	$3	$4	$4	$(2)	$(21)
Average Assets (a)	$73,369	$132,239	$8,005	$7,136	$6,760	$6,914	$118,217	$352,640
2014
Income Statement
Net interest income	$973	$889	$72	$37		$137	$21	$2,129
Noninterest income	541	427	207	190	$172	10	134	1,681
Total revenue	1,514	1,316	279	227	172	147	155	3,810
Provision for credit losses (benefit)	4	103	(6)	1		(39)	9	72
Depreciation and amortization	44	32	11	3			95	185
Other noninterest expense	1,111	472	191	166		30	173	2,143
Income (loss) before income taxes and noncontrolling interests	355	709	83	57	172	156	(122)	1,410
Income taxes (benefit)	130	239	30	21	42	57	(161)	358
Net income	$225	$470	$53	$36	$130	$99	$39	$1,052
Inter-segment revenue	$1	$7	$3	$8	$4	$(5)	$(18)
Average Assets (a)	$75,203	$122,025	$7,685	$7,486	$6,400	$8,577	$95,144	$322,520

128    The PNC Financial Services Group, Inc. – Form 10-Q

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2015
Income Statement
Net interest income	$2,082	$1,660	$144	$60		$212	$(34)	$4,124
Noninterest income	1,078	921	451	353	$351	18	301	3,473
Total revenue	3,160	2,581	595	413	351	230	267	7,597
Provision for credit losses (benefit)	94	37	13			(36)	(8)	100
Depreciation and amortization	85	73	23	7			206	394
Other noninterest expense	2,283	988	402	332		50	266	4,321
Income (loss) before income taxes and noncontrolling interests	698	1,483	157	74	351	216	(197)	2,782
Income taxes (benefit)	255	493	58	27	82	79	(260)	734
Net income	$443	$990	$99	$47	$269	$137	$63	$2,048
Inter-segment revenue	$1	$13	$5	$9	$8	$(4)	$(32)
Average Assets (a)	$73,691	$131,711	$7,974	$7,190	$6,760	$7,094	$115,941	$350,361
2014
Income Statement
Net interest income	$1,953	$1,791	$143	$77		$279	$81	$4,324
Noninterest income	1,055	791	406	356	$332	16	307	3,263
Total revenue	3,008	2,582	549	433	332	295	388	7,587
Provision for credit losses (benefit)	149	90	6			(91)	12	166
Depreciation and amortization	88	63	21	6			188	366
Other noninterest expense	2,167	929	380	376		56	318	4,226
Income (loss) before income taxes and noncontrolling interests	604	1,500	142	51	332	330	(130)	2,829
Income taxes (benefit)	221	507	52	19	79	121	(282)	717
Net income	$383	$993	$90	$32	$253	$209	$152	$2,112
Inter-segment revenue	$2	$5	$6	$12	$8	$(8)	$(25)
Average Assets (a)	$75,559	$119,992	$7,642	$8,128	$6,400	$8,732	$94,596	$321,049
(a)	Period-end balances for BlackRock.

NOTE 18 SUBSEQUENT EVENTS

On July 21, 2015, PNC Bank issued:

•

$750 million of senior notes with a maturity date of July 20, 2018. Interest is payable semi-annually at a fixed rate of 1.850% on January 20 and July 20 of each year, beginning on January 20, 2016, and

•	$750 million of senior notes with a maturity date of July 21, 2020. Interest is payable semi-annually at a fixed rate of 2.600% on January 21 and July 21 of each year, beginning on January 21, 2016.

The PNC Financial Services Group, Inc. – Form 10-Q    129

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Six months ended June 30
	2015			2014
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed (d)
Agency	$19,924	$254	2.55%	$19,959	$262	2.63%
Non-agency	4,568	105	4.61	5,290	134	5.05
Commercial mortgage-backed (d)	6,273	98	3.11	5,435	96	3.54
Asset-backed	5,184	55	2.10	5,496	52	1.87
U.S. Treasury and government agencies	5,174	31	1.20	4,528	28	1.25
State and municipal	1,971	45	4.60	2,376	54	4.56
Other debt	1,786	29	3.27	2,265	27	2.38
Corporate stocks and other	435		.10	386		.11
Total securities available for sale	45,315	617	2.72	45,735	653	2.86
Securities held to maturity
Residential mortgage-backed	7,618	118	3.09	5,966	106	3.56
Commercial mortgage-backed	2,050	40	3.90	2,674	52	3.90
Asset-backed	749	5	1.52	997	8	1.53
U.S. Treasury and government agencies	251	5	3.79	241	5	3.79
State and municipal	2,011	55	5.51	1,395	38	5.52
Other	316	5	3.00	334	5	2.94
Total securities held to maturity	12,995	228	3.51	11,607	214	3.69
Total investment securities	58,310	845	2.90	57,342	867	3.02
Loans
Commercial	98,117	1,474	2.99	90,698	1,535	3.37
Commercial real estate	24,370	443	3.61	22,217	460	4.12
Equipment lease financing	7,547	130	3.46	7,517	136	3.62
Consumer	60,855	1,259	4.17	62,781	1,311	4.21
Residential real estate	14,383	352	4.89	14,701	366	4.98
Total loans	205,272	3,658	3.56	197,914	3,808	3.85
Interest-earning deposits with banks	31,392	39	.25	13,410	17	.25
Loans held for sale	2,169	46	4.26	2,005	47	4.75
Federal funds sold and resale agreements	1,808	2	.22	1,299	2	.40
Other	5,259	132	5.03	5,111	118	4.62
Total interest-earning assets/interest income	304,210	4,722	3.10	277,081	4,859	3.51
Noninterest-earning assets:
Allowance for loan and lease losses	(3,313)			(3,551)
Cash and due from banks	4,010			3,832
Other	45,454			43,687
Total assets	$350,361			$321,049
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$80,930	102	.25	$74,148	65	.18
Demand	46,207	12	.05	42,977	10	.05
Savings	13,416	11	.16	11,694	6	.09
Retail certificates of deposit	18,437	63	.69	20,274	75	.75
Time deposits in foreign offices and other time	2,246	2	.18	2,119	2	.17
Total interest-bearing deposits	161,236	190	.24	151,212	158	.21
Borrowed funds
Federal funds purchased and repurchase agreements	2,916	2	.13	3,794	2	.09
Federal Home Loan Bank borrowings	21,391	49	.46	13,649	34	.50
Bank notes and senior debt	15,883	102	1.27	13,409	101	1.50
Subordinated debt	8,852	116	2.62	8,307	108	2.59
Commercial paper	4,309	7	.34	4,923	7	.28
Other	3,406	34	1.97	2,665	32	2.40
Total borrowed funds	56,757	310	1.09	46,747	284	1.21
Total interest-bearing liabilities/interest expense	217,993	500	.45	197,959	442	.45
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	74,245			67,951
Allowance for unfunded loan commitments and letters of credit	246			235
Accrued expenses and other liabilities	11,935			10,078
Equity	45,942			44,826
Total liabilities and equity	$350,361			$321,049
Interest rate spread			2.65			3.06
Impact of noninterest-bearing sources			.13			.13
Net interest income/margin		$4,222	2.78%		$4,417	3.19%

(a)	Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities.
(b)	Loan fees for the six months ended June 30, 2015 and June 30, 2014 were $50 million and $92 million, respectively. Loan fees for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014 were $23 million, $27 million and $33 million, respectively.

130    The PNC Financial Services Group, Inc. – Form 10-Q

Second Quarter 2015			First Quarter 2015			Second Quarter 2014
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$20,550	$125	2.43%	$19,290	$129	2.67%	$19,207	$125	2.62%
4,480	52	4.70	4,657	53	4.51	5,204	68	5.19
6,286	48	3.03	6,260	50	3.19	5,295	48	3.59
5,228	28	2.12	5,140	27	2.08	5,400	27	1.96
5,204	15	1.12	5,142	16	1.27	4,883	15	1.20
1,973	23	4.76	1,969	22	4.45	2,104	22	4.27
1,796	18	4.01	1,777	11	2.53	2,028	12	2.35
414		.10	457		.10	362		.11
45,931	309	2.69	44,692	308	2.75	44,483	317	2.84

8,196	61	2.95	7,035	57	3.26	5,977	53	3.55
2,005	18	3.63	2,097	22	4.16	2,560	24	3.76
743	2	1.53	755	3	1.52	990	4	1.54
252	3	3.81	249	2	3.77	242	3	3.80
2,004	27	5.49	2,018	28	5.52	1,732	23	5.47
311	3	3.12	320	2	2.89	331	2	2.87
13,511	114	3.37	12,474	114	3.67	11,832	109	3.69
59,442	423	2.85	57,166	422	2.95	56,315	426	3.02

98,364	746	3.00	97,866	728	2.98	91,866	751	3.24
24,812	215	3.44	23,924	228	3.80	22,775	232	4.04
7,556	65	3.45	7,539	65	3.47	7,564	68	3.61
60,240	621	4.13	61,476	638	4.21	62,472	649	4.16
14,416	177	4.91	14,350	175	4.88	14,556	177	4.86
205,388	1,824	3.54	205,155	1,834	3.59	199,233	1,877	3.75
32,368	20	.25	30,405	19	.25	14,650	10	.27
2,092	23	4.33	2,246	23	4.20	2,060	24	4.79
1,959	1	.22	1,655	1	.22	1,184	1	.49
5,470	63	4.65	5,046	69	5.43	4,927	65	5.26
306,719	2,354	3.06	301,673	2,368	3.15	278,369	2,403	3.44

(3,309)			(3,317)			(3,512)
3,954			4,067			3,776
45,276			45,634			43,887
$352,640			$348,057			$322,520

$81,857	55	.27	$79,994	47	.24	$74,261	33	.18
46,281	5	.05	46,131	7	.06	43,316	5	.05
13,775	6	.17	13,053	5	.15	11,976	4	.10
18,334	31	.68	18,541	32	.71	20,012	37	.74
2,300	1	.16	2,192	1	.19	2,168	1	.17
162,547	98	.24	159,911	92	.23	151,733	80	.21

2,718	1	.14	3,116	1	.12	3,343	1	.07
22,001	25	.46	20,774	24	.45	14,193	17	.50
16,408	50	1.19	15,351	52	1.36	13,490	51	1.51
8,861	58	2.61	8,851	58	2.64	8,570	57	2.65
3,640	3	.35	4,986	4	.34	4,917	4	.29
3,537	18	1.95	3,274	16	1.99	2,591	17	2.60
57,165	155	1.07	56,352	155	1.10	47,104	147	1.24
219,712	253	.46	216,263	247	.46	198,837	227	.45

75,299			73,178			68,219
234			260			228
11,540			12,326			10,035
45,855			46,030			45,201
$352,640			$348,057			$322,520
		2.60			2.69			2.99
		.13			.13			.13
	$2,101	2.73%		$2,121	2.82%		$2,176	3.12%

(c)	Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the six months ended June 30, 2015 and June 30, 2014 were $98 million and $93 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014 were $49 million, $49 million and $47 million, respectively.
(d)	In the third quarter of 2014, these line items were corrected for all periods then presented due to a misclassification of Government National Mortgage Association (GNMA) securities collateralized by project loans, which were previously reported as residential mortgage-backed agency securities and have been reclassified to commercial mortgage-backed securities, and these lines are now also corrected for the six months ended June 30, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    131

Transitional Basel III and Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratios – 2014 Periods

	2014 Transitional Basel III		Pro forma Fully Phased-In Basel III (a) (b)
Dollars in millions	December 31 2014	June 30 2014	December 31 2014	June 30 2014
Common stock, related surplus and retained earnings, net of treasury stock	$40,103	$39,380	$40,103	$39,380

Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(8,939)	(8,923)	(9,276)	(9,262)
Basel III total threshold deductions	(212)	(216)	(1,081)	(1,075)
Accumulated other comprehensive income (c)	40	115	201	576
All other adjustments	(63)	(5)	(121)	(74)
Estimated Basel III Common equity Tier 1 capital	$30,929	$30,351	$29,826	$29,545
Estimated Basel I risk-weighted assets calculated in accordance with transition rules (d)	$284,018	$277,126	N/A	N/A
Estimated Basel III standardized approach risk-weighted assets (e)	N/A	N/A	$298,786	$295,217
Estimated Basel III advanced approaches risk-weighted assets (f)	N/A	N/A	$285,870	$290,063
Estimated Basel III Common equity Tier 1 capital ratio	10.9%	11.0%	10.0%	10.0%
Risk weight and associated rules utilized	Basel I (with 2014 transition adjustments)		Standardized
(a)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions.
(b)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance and, in the case of those ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(c)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(d)	Includes credit and market risk-weighted assets.
(e)	Basel III standardized approach risk-weighted assets were estimated based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(f)	Basel III advanced approaches risk-weighted assets were estimated based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets.

132    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 15 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2014 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the second quarter of 2015 are included in the following table:

2015 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 – 30	2,770	$92.13	2,730	97,270
May 1 – 31	1,739	$94.02	1,739	95,531
June 1 – 30	1,404	$97.29	1,399	94,132
Total	5,913	$93.91
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. Note 13 Employee Benefit Plans and Note 14 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Annual Report on Form 10-K include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)	On March 11, 2015, we announced that our Board of Directors had approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process.
Our 2015 capital plan, submitted as part of the CCAR process and accepted by the Federal Reserve, included share repurchase programs of up to $2.875 billion for the five quarter period beginning with the second quarter of 2015. This amount does not include share repurchases in connection with various employee benefit plans referenced in note (a). In the second quarter of 2015, in accordance with PNC’s 2015 capital plan and under the share repurchase authorization in effect during that period, we repurchased 5.9 million shares of common stock on the open market, with an average price of $93.93 per share and an aggregate repurchase price of $.6 billion. See the Capital portion of the Consolidated Balance Sheet Review in Part I, Item 2 of this Report for more information on the share repurchase programs under the new share repurchase authorization referenced above for the period April 1, 2015 through June 30, 2016 included in the 2015 capital plan accepted by the Federal Reserve.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

4.21.2	Amendment No. 1 to Issuing and Paying Agency Agreement, dated May 22, 2015, between PNC Bank, National Association and PNC Bank, National Association, relating to the $30 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

4.29	Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Subordinated Bank Note issued after May 22, 2015 with Maturity of five years or more from Date of Issuance (incorporated herein by reference to Exhibit 4.21.2)

4.30	Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Subordinated Bank Note issued after May 22, 2015 with Maturity of five years or more from Date of Issuance (incorporated herein by reference to Exhibit 4.21.2)

10.47.2	Amendment No. 1 to Distribution Agreement, dated May 22, 2015, between PNC Bank, National Association and the Dealers named therein, relating to the $30 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

10.50	2015 Forms of Performance Restricted Share Unit Award Agreements

10.51	2015 Forms of Incentive Performance Unit Award Agreements

10.52	2015 Forms of Restricted Share Unit Award Agreements

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

The PNC Financial Services Group, Inc. – Form 10-Q    133

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

PNC was also required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios in March 2015 under a supervisory hypothetical severely adverse economic scenario and a similar public disclosure in July 2015 under a PNC-developed hypothetical severely adverse economic scenario, as well as information concerning its capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. PNC is also required to make certain additional regulatory capital-related public disclosures about PNC’s capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Under these regulations, PNC may satisfy these requirements through postings on its website, and PNC has done so and expects to continue to do so without also providing disclosure of this information through filings with the SEC. We also post on our website communications to our shareholders, such as the letter to shareholders that accompanies the Form 10-K mailed to shareholders, and may not file them as exhibits to filings with the SEC when not expressly required.

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

134    The PNC Financial Services Group, Inc. – Form 10-Q

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

	High	Low	Close	Cash Dividends Declared (a)
2015 Quarter
First	$96.71	$81.84	$93.24	$.48
Second	99.61	90.42	95.65	.51
Total				$.99
2014 Quarter
First	$87.80	$76.06	$87.00	$.44
Second	89.85	79.80	89.05	.48
Third	90.00	80.43	85.58	.48
Fourth	93.45	76.69	91.23	.48
Total				$1.88
(a)	Our Board approved a third quarter 2015 cash dividend of $.51 per common share, which was payable on August 5, 2015.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 5, 2015 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Robert Q. Reilly

Robert Q. Reilly

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    135