Form 10-Q
period 2015-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2015-11-05
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 23, 2015, there were 507,805,789 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2015 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2015 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2015 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2015 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (continued)

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2014 Annual Report on Form 10-K (2014 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2014 Form 10-K and our First and Second Quarter 2015 Form 10-Q: the Risk Management and Recourse And Repurchase Obligations sections of the Financial Review portion of the respective reports; Item 1A Risk Factors included in our 2014 Form 10-K; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2014 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 17 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis.

Table 1: Consolidated Financial Highlights

THE PNC FINANCIAL SERVICES GROUP, INC. (PNC)

Dollars in millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Financial Results (a)
Revenue
Net interest income	$2,062	$2,104	$6,186	$6,428
Noninterest income	1,713	1,737	5,186	5,000
Total revenue	3,775	3,841	11,372	11,428
Noninterest expense	2,352	2,357	7,067	6,949
Pretax, pre-provision earnings (b)	1,423	1,484	4,305	4,479
Provision for credit losses	81	55	181	221
Income before income taxes and noncontrolling interests	$1,342	$1,429	$4,124	$4,258
Net income	$1,073	$1,038	$3,121	$3,150
Less:
Net income (loss) attributable to noncontrolling interests	18	1	23	2
Preferred stock dividends and discount accretion and redemptions	64	71	182	189
Net income attributable to common shareholders	$991	$966	$2,916	$2,959
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	–	3	2	9
Impact of BlackRock earnings per share dilution	4	4	14	13
Net income attributable to diluted common shares	$987	$959	$2,900	$2,937
Diluted earnings per common share	$1.90	$1.79	$5.52	$5.45
Cash dividends declared per common share	$.51	$.48	$1.50	$1.40
Effective tax rate (c)	20.0%	27.4%	24.3%	26.0%
Performance Ratios
Net interest margin (d)	2.67%	2.98%	2.74%	3.12%
Noninterest income to total revenue	45	45	46	44
Efficiency	62	61	62	61
Return on:
Average common shareholders’ equity	9.61	9.52	9.56	9.99
Average assets	1.19	1.25	1.18	1.30

See page 49 for a glossary of certain terms used in this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings, a non-GAAP measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations.
(c)	The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.
(d)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended September 30, 2015 and September 30, 2014 were $50 million and $47 million, respectively. The taxable-equivalent adjustments to net interest income for the nine months ended September 30, 2015 and September 30, 2014 were $148 million and $140 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	September 30 2015	December 31 2014	September 30 2014
Balance Sheet Data (dollars in millions, except per share data)
Assets	$362,125	$345,072	$334,424
Loans	204,983	204,817	200,872
Allowance for loan and lease losses	3,237	3,331	3,406
Interest-earning deposits with banks (b)	34,224	31,779	26,247
Investment securities	68,066	55,823	55,039
Loans held for sale	2,060	2,262	2,143
Goodwill	9,103	9,103	9,074
Mortgage servicing rights	1,467	1,351	1,510
Equity investments (c)	10,497	10,728	10,763
Other assets	27,285	23,482	23,123

Noninterest-bearing deposits	78,239	73,479	72,963
Interest-bearing deposits	166,740	158,755	153,341
Total deposits	244,979	232,234	226,304
Transaction deposits	208,768	198,267	192,222
Borrowed funds	56,663	56,768	52,327
Total shareholders’ equity	44,948	44,551	44,481
Common shareholders’ equity	41,498	40,605	40,536
Accumulated other comprehensive income	615	503	727

Book value per common share	$81.42	$77.61	$76.71
Common shares outstanding (millions)	510	523	528
Loans to deposits	84%	88%	89%

Client Investment Assets (billions)
Discretionary client assets under management	$132	$135	$132
Nondiscretionary client assets under administration	124	128	127
Total client assets under administration	256	263	259
Brokerage account client assets	42	43	43
Total	$298	$306	$302

Capital Ratios
Transitional Basel III (d) (e)
Common equity Tier 1	10.6%	10.9%	11.1%
Tier 1 risk-based	12.0	12.6	12.8
Total capital risk-based	14.8	15.8	16.1
Leverage	10.2	10.8	11.1
Pro forma Fully Phased-In Basel III (e)
Common equity Tier 1	10.1%	10.0%	10.1%
Common shareholders’ equity to assets	11.5%	11.8%	12.1%

Asset Quality
Nonperforming loans to total loans	1.06%	1.23%	1.30%
Nonperforming assets to total loans, OREO and foreclosed assets	1.21	1.40	1.48
Nonperforming assets to total assets	.69	.83	.89
Net charge-offs to average loans (for the three months ended) (annualized)	.19	.23	.16
Allowance for loan and lease losses to total loans (f)	1.58	1.63	1.70
Allowance for loan and lease losses to nonperforming loans (g)	149%	133%	130%
Accruing loans past due 90 days or more (in millions)	$890	$1,105	$1,178
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $33.8 billion, $31.4 billion, and $25.9 billion as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.
(c)	Amounts include our equity interest in BlackRock.
(d)	Calculated using the regulatory capital methodology applicable to PNC during each period presented.
(e)	See Basel III Capital discussion in the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business in our 2014 Form 10-K. See also the Estimated Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratio – 2014 Periods table in the Statistical Information section of this Report for a reconciliation of the 2014 periods’ ratios.
(f)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. This ratio will be impacted by the expected change in our derecognition policy for purchased impaired loans that are pooled and accounted for as a single asset. For additional information on this policy change, see the Purchase Accounting Accretion and Valuation of Purchased Impaired Loans portion of the Consolidated Balance Sheet Review of this Financial Review.
(g)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans. The allowance for loan and lease losses in this ratio will be impacted by the expected fourth quarter of 2015 change in our derecognition policy for purchased impaired loans that are pooled and accounted for as a single asset. For additional information on this policy change, see the Purchase Accounting Accretion and Valuation of Purchased Impaired Loans portion of the Consolidated Balance Sheet Review of this Financial Review.

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

On October 3, 2015, rules requiring mortgage lenders to issue new integrated disclosures under the Truth in Lending Act (TILA) and the Real Estate Settlement Procedures Act (RESPA) became effective. These rules, among other things, impose new timelines for the provision of disclosures to borrowers and provide additional limitations on increases to the fees and charges estimated and disclosed by lenders.

On October 22, 2015, the Office of the Comptroller of the Currency (OCC) approved final interagency rules (developed jointly with the Federal Reserve, Federal Deposit Insurance Corporation (FDIC) Farm Credit Administration and Federal Housing Finance Agency) governing margin and capital requirements for uncleared swaps entered into by swap dealers who are supervised by a prudential regulator. PNC Bank is registered as a swap dealer and will be subject to these rules. The compliance date for requirements under the final rules is subject to a substantial phase-in period that begins on September 1, 2016, for the largest market participants and, for

The PNC Financial Services Group, Inc. – Form 10-Q    3

PNC Bank, no earlier than March 1, 2017. While we continue to analyze fully the various requirements under the final rules, we expect that the rules will not have a material effect on PNC Bank.

Also on October 22, 2015, the FDIC requested comment on a proposed rule that would impose a surcharge, equal to 4.5 basis points of an institution’s deposit insurance assessment base, on the quarterly deposit insurance assessments of all insured depository institutions with total consolidated assets of $10 billion or more (including PNC Bank). Under the proposal, the surcharge would take effect for assessments billed after the Deposit Insurance Fund (DIF) reserve ratio reaches 1.15 percent (estimated by the FDIC to most likely occur in the first quarter of 2016) or such later date as the proposed rule is finalized, and would continue until the reserve ratio reached 1.35 percent (estimated by the FDIC to occur under the proposal before the end of 2018). Based on data as of September 30, 2015, we estimate that the net effect of the proposed surcharge, together with the scheduled reduction of regular assessments that will go into effect when the DIF reserve ratio reaches 1.15 percent, would increase PNC Bank’s quarterly assessment by approximately $20 million. The comment period on the proposed surcharge will run for 60 days after the proposal is published in the Federal Register.

For additional information concerning recent legislative and regulatory developments, as well as certain governmental, legislative and regulatory inquiries and investigations that may affect PNC, please see the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors, and Note 21 Legal Proceedings and Note 22 Commitments and Guarantees in the Notes To Consolidated Financial Statements in our 2014 Form 10-K, Recent Market and Industry Developments in the Executive Summary section of our First Quarter 2015 Form 10-Q and Second Quarter 2015 Form 10-Q as well as Note 15 Legal Proceedings and Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

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

4    The PNC Financial Services Group, Inc. – Form 10-Q

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

Income Statement Highlights

Net income increased $35 million, or 3%, in the third quarter of 2015 to $1.1 billion, or $1.90 per diluted common share, compared to $1.0 billion, or $1.79 per diluted common share for the third quarter of 2014. Third quarter net income benefitted from a lower effective tax rate and slightly lower noninterest expense, partially offset by declines in net interest income and noninterest income.

•

Net interest income of $2.1 billion for the third quarter of 2015 decreased 2% compared with the third quarter of 2014, reflective of the ongoing low rate environment, primarily resulting in lower interest-earning asset yields, and lower purchase accounting accretion, partially offset by commercial and commercial real estate loan growth and higher securities balances.

•

Net interest margin decreased to 2.67% for the third quarter of 2015 compared to 2.98% for the third quarter of 2014 principally due to the impact of increasing the company’s liquidity position, lower benefit from purchase accounting accretion, and lower loan and securities yields.

•

Noninterest income of $1.7 billion for the third quarter of 2015 decreased $24 million, or 1% compared to the third quarter of 2014, due to declines in asset management and residential mortgage, partially offset by strong fee income growth in consumer and corporate services.

•	The provision for credit losses increased to $81 million for the third quarter of 2015 compared to $55 million for the third quarter of 2014.
•

Noninterest expense of $2.4 billion for the third quarter of 2015 decreased $5 million compared to the third quarter of 2014 mainly driven by lower expense related to third party services and lower asset impairment charges related to historic tax credits, mostly offset by investments in technology and business infrastructure in support of PNC’s strategic priorities and higher personnel expense associated with higher business activity.

•

The effective tax rate was 20.0% for the third quarter of 2015 compared to 27.4% for the third quarter of 2014 reflecting tax benefits and additions to reserves, the largest components of which were a benefit of

$75 million attributable to effectively settling acquired entity tax contingencies offset by additions to reserves of $10 million for various tax matters.

For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

Credit Quality Highlights

Overall credit quality improved during the first nine months of 2015.

•

Nonperforming assets decreased $.4 billion, or 14%, to $2.5 billion at September 30, 2015 compared to December 31, 2014. Nonperforming assets to total assets were 0.69% at September 30, 2015, compared to 0.83% at December 31, 2014.

•	Overall loan delinquencies of $1.7 billion at September 30, 2015 decreased $.3 billion, or 15%, compared with December 31, 2014.
•	The allowance for loan and lease losses was 1.58% of total loans and 149% of nonperforming loans at September 30, 2015, compared with 1.63% and 133% at December 31, 2014, respectively.
•

Net charge-offs of $96 million for the third quarter of 2015 increased 17% compared to net charge-offs of $82 million for the third quarter of 2014. Annualized net charge-offs were 0.19% of average loans in the third quarter of 2015 and 0.16% of average loans in the third quarter of 2014. For the first nine months of 2015, net charge-offs were $266 million, and 0.17% of average loans on an annualized basis, compared with $413 million and 0.28% for the first nine months of 2014.

For additional detail, see the Credit Risk Management portion of the Risk Management section and the Purchase Accounting Accretion and Valuation of Purchased Impaired Loans portion of the Consolidated Balance Sheet Review of this Financial Review.

Balance Sheet, Liquidity and Capital Highlights

PNC’s balance sheet was well-positioned at September 30, 2015 reflecting strong liquidity and capital positions.

•	Total loans increased by $.2 billion to $205.0 billion at September 30, 2015 compared to December 31, 2014.
–	Total commercial lending increased $2.8 billion, or 2%, due to growth in PNC’s real estate business.
–	Total consumer lending decreased $2.6 billion, or 3%, due to declines in home equity, automobile, and education, including runoff in the non-strategic consumer loan portfolio.
•	Investment securities increased $12.2 billion, or 22%, to $68.1 billion at September 30, 2015 compared to December 31, 2014, primarily funded by deposit growth.

The PNC Financial Services Group, Inc. – Form 10-Q    5

•	Total deposits increased $12.7 billion, or 5%, to $245.0 billion at September 30, 2015 compared with December 31, 2014, driven by higher Retail Banking and Corporate & Institutional Banking deposits.
•	PNC’s balance sheet remained core funded with a loans to deposits ratio of 84% at September 30, 2015.
•	PNC maintained a strong liquidity position.
–

New regulatory short-term liquidity standards became effective for PNC and PNC Bank as advanced approaches banking organizations beginning January 1, 2015, with a minimum phased-in Liquidity Coverage Ratio requirement of 80% in 2015, calculated as of month end.

–	The Liquidity Coverage Ratio (LCR) at September 30, 2015 exceeded 100% for both PNC and PNC Bank.
•	PNC maintained a strong capital position.
–

The Transitional Basel III common equity Tier 1 capital ratio was 10.6% at September 30, 2015 and 10.9% at December 31, 2014, calculated using the regulatory capital methodologies applicable to PNC during 2015 and 2014, respectively. The decline in the capital ratio during the comparable period was mainly due to higher risk weighting percentages applied to certain commercial real estate, equity and securities assets under the Basel III standardized rule which became effective in 2015.

–

Pro forma fully phased-in Basel III common equity Tier 1 capital ratio was an estimated 10.1% at September 30, 2015 and 10.0% at December 31, 2014 based on the standardized approach rules. See the Capital discussion and Table 20 in the Consolidated Balance Sheet Review section of this Financial Review and the December 31, 2014 capital ratio tables in the Statistical Information (Unaudited) section of this Report for more detail.

•	PNC returned capital to shareholders during the first nine months of 2015.
–

In the first quarter of 2015, in accordance with the 2014 capital plan, PNC repurchased 4.4 million common shares for an aggregate repurchase price of $.4 billion. These first quarter 2015 repurchases completed PNC’s common stock repurchase program for the four quarter period that began in second quarter 2014 with total repurchases of 17.3 million common shares for $1.5 billion.

–

In connection with the 2015 CCAR process, PNC submitted its 2015 capital plan, as approved by its Board of Directors, to the Federal Reserve in January 2015. As we announced on March 11, 2015, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions, which included the following that were completed during the second and third quarters of 2015:
–

PNC repurchased 6.2 million common shares for $.6 billion during the third quarter of 2015 and 5.9 million common shares for $.6 billion during the second quarter of 2015 under share repurchase programs of up to $2.875 billion for the five quarter period beginning in the second quarter of 2015. These programs include repurchases of up to $375 million related to stock issuances under employee benefit-related programs.

–

In April 2015, the Board of Directors raised the quarterly dividend on common stock to 51 cents per share, an increase of 3 cents per share, or 6%, effective with the May dividend. On October 1, 2015, the PNC Board of Directors declared a quarterly common stock cash dividend of 51 cents per share payable on November 5, 2015.

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

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results during the first nine months of 2015 and 2014 and balances at September 30, 2015 and December 31, 2014, respectively.

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

6    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet Highlights

Table 2: Summarized Average Balance Sheet

Nine months ended September 30			Change
Dollars in millions	2015	2014	$	%
Average assets
Interest-earning assets
Investment securities	$59,578	$56,357	$3,221	6%
Loans	205,122	198,559	6,563	3%
Interest-earning deposits with banks	33,380	16,341	17,039	104%
Other	9,048	8,476	572	7%
Total interest-earning assets	307,128	279,733	27,395	10%
Noninterest-earning assets	46,005	44,145	1,860	4%
Total average assets	$353,133	$323,878	$29,255	9%
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$162,790	$151,757	$11,033	7%
Borrowed funds	57,018	47,620	9,398	20%
Total interest-bearing liabilities	219,808	199,377	20,431	10%
Noninterest-bearing deposits	75,359	68,976	6,383	9%
Other liabilities	12,091	10,389	1,702	16%
Equity	45,875	45,136	739	2%
Total average liabilities and equity	$353,133	$323,878	$29,255	9%

Seasonal and other factors may impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at September 30, 2015 compared with December 31, 2014. Total assets were $362.1 billion at September 30, 2015 compared with $345.1 billion at December 31, 2014.

Average investment securities increased in the first nine months of 2015 compared with the first nine months of 2014, due to increases in average agency residential mortgage-backed securities and U.S. Treasury and government agency securities, partially offset by a decrease in average non-agency residential mortgage-backed securities. Total investment securities comprised 19% of average interest-earning assets for the first nine months of 2015 and 20% for the first nine months of 2014.

Average total loans in the first nine months of 2015 increased compared with the first nine months of 2014 driven by growth in average commercial loans of $6.7 billion and average commercial real estate loans of $2.2 billion, principally in our Corporate & Institutional Banking segment. These increases were partially offset by a decrease in consumer loans of $2.2 billion primarily attributable to lower home equity and education loans. Runoff in the non-strategic portfolio of residential mortgage and brokered home equity loans contributed to the decrease in consumer loans.

Loans represented 67% of average interest-earning assets for the first nine months of 2015 and 71% of average interest-earning assets for the first nine months of 2014.

Average interest-earning deposits with banks, which are primarily maintained with the Federal Reserve Bank, increased in the comparison to the prior year period in part due to regulatory short-term liquidity standards phased in starting January 1, 2015 and also due to deposit growth.

The increase in average noninterest-earning assets in the first nine months of 2015 compared with the first nine months of 2014 was primarily driven by higher accounts receivable from trade date securities sales, which are included in noninterest-earning assets for average balance sheet purposes, and an increase in trading assets, primarily net customer-related derivatives values.

Average total deposits increased $17.4 billion, or 8%, to $238.1 billion in the first nine months of 2015 compared with the first nine months of 2014, primarily due to an increase in average transaction deposits, which grew to $203.8 billion for the first nine months of 2015. Higher average money market deposits, average noninterest-bearing deposits and average interest-bearing demand deposits were driven by both commercial and consumer deposit growth. These increases were partially offset by a decrease of $1.5 billion in average retail certificates of deposit attributable to runoff of maturing accounts.

Average total deposits represented 67% of average total assets for the first nine months of 2015 and 68% for the first nine months of 2014.

The increase in average borrowed funds in the first nine months of 2015 compared with the first nine months of 2014 was primarily due to increases in average Federal Home Loan Bank (FHLB) borrowings and average bank notes and senior debt. These increases were partially offset by lower average commercial paper balances, in part due to actions to enhance PNC’s funding structure in light of regulatory liquidity standards and a rating agency methodology change. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

The PNC Financial Services Group, Inc. – Form 10-Q    7

Business Segment Highlights

Total business segment earnings were $3.0 billion for both the first nine months of 2015 and 2014. The Business Segments Review section of this Financial Review includes further analysis of our business segment results over the first nine months of 2015 and 2014, including presentation differences from Note 17 Segment Reporting in our Notes To Consolidated Financial Statements of this Report. Note 17 Segment Reporting presents results of businesses for the three and nine months ended September 30, 2015 and 2014.

We provide a reconciliation of total business segment earnings to PNC total consolidated net income as reported on a GAAP basis in Note 17 Segment Reporting in our Notes To Consolidated Financial Statements of this Report.

Table 3: Results Of Businesses – Summary (a)

(Unaudited)

	Net Income		Revenue		Average Assets (b)
Nine months ended September 30 – in millions	2015	2014	2015	2014	2015	2014
Retail Banking	$694	$556	$4,804	$4,529	$73,430	$75,264
Corporate & Institutional Banking	1,492	1,542	4,010	4,032	131,678	121,232
Asset Management Group	143	136	873	826	7,922	7,687
Residential Mortgage Banking	43	44	579	618	6,962	7,889
BlackRock	407	399	532	528	6,813	6,562
Non-Strategic Assets Portfolio	205	291	336	447	6,880	8,563
Total business segments	2,984	2,968	11,134	10,980	233,685	227,197
Other (c) (d) (e)	137	182	238	448	119,448	96,681
Total	$3,121	$3,150	$11,372	$11,428	$353,133	$323,878
(a)	Our business information is presented based on our internal management reporting practices. We periodically refine our internal methodologies as management reporting practices are enhanced. Net interest income in business segment results reflects PNC’s internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors. In the first quarter of 2015, enhancements were made to PNC’s funds transfer pricing methodology primarily for costs related to the new regulatory short-term liquidity standards. The enhancements incorporate an additional charge assigned to assets, including for unfunded loan commitments. Conversely, a higher transfer pricing credit has been assigned to those deposits that are accorded higher value under LCR rules for liquidity purposes. These adjustments apply to business segment results, primarily favorably impacting Retail Banking and adversely impacting Corporate & Institutional Banking, prospectively beginning with the first quarter of 2015. Prior periods have not been adjusted due to the impracticability of estimating the impact of the change for prior periods.
(b)	Period-end balances for BlackRock.
(c)	“Other” average assets include investment securities associated with asset and liability management activities.
(d)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in the Business Segments Review section of this Financial Review and in Note 17 Segment Reporting in the Notes To Consolidated Financial Statements in this Report.
(e)	The decreases in net income and revenue in the first nine months of 2015 compared to the first nine months of 2014 for “Other” primarily reflected a decline in net interest income, partially offset by lower income tax expense, which reflected the $75 million tax benefit recorded in the third quarter of 2015.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the third quarter of 2015 was $1.1 billion, an increase of 3% compared with $1.0 billion for third quarter of 2014. The increase was primarily driven by a lower effective income tax rate and slightly lower noninterest expense, partially offset by a 2% decrease in net interest income, higher provision for credit losses, and a 1% decrease in noninterest income.

For the first nine months of 2015, net income was $3.1 billion, a decrease of 1% compared with $3.2 billion for the first nine months of 2014. The decrease resulted from a 4% decline in net interest income and a 2% increase in noninterest expense, partially offset by a 4% increase in noninterest income, a lower effective income tax rate and lower provision for credit losses.

Net Interest Income

Table 4: Net Interest Income and Net Interest Margin

	Three months ended September 30		Nine months ended September 30
Dollars in millions	2015	2014	2015	2014
Net interest income	$2,062	$2,104	$6,186	$6,428
Net interest margin	2.67%	2.98%	2.74%	3.12%

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

8    The PNC Financial Services Group, Inc. – Form 10-Q

Net interest income decreased by $42 million, or 2%, and $242 million, or 4%, for the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. The declines in both comparisons are reflective of the decreased purchase accounting accretion and the ongoing low rate environment, primarily resulting in lower interest-earning asset yields, partially offset by commercial and commercial real estate loan growth and higher securities balances. The year-to-date decline also reflected the impact from the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income.

Lower net interest margins in both comparisons were driven by 28 basis point and 35 basis point declines in the yields on total interest-earning assets in the quarterly and year-to-date comparisons, respectively, which were principally due to the impact of increasing the company’s liquidity position, lower loan and securities yields, and lower benefit from purchase accounting accretion. The year-to-date decline also included the impact of the second quarter 2014 correction to reclassify certain commercial facilities fees.

For full year 2015, we expect purchase accounting accretion to be down compared to 2014 by approximately $180 million to $200 million.

Noninterest Income

Table 5: Noninterest Income

	Three months ended September 30				Nine months ended September 30
			Change				Change
Dollars in millions	2015	2014	$	%	2015	2014	$	%
Noninterest income
Asset management	$376	$411	$(35)	(9)%	$1,168	$1,137	$31	3%
Consumer services	341	320	21	7%	986	933	53	6%
Corporate services	384	374	10	3%	1,097	1,018	79	8%
Residential mortgage	125	140	(15)	(11)%	453	483	(30)	(6)%
Service charges on deposits	172	179	(7)	(4)%	481	482	(1)	–%
Net gains (losses) on sales of securities	(9)	–	(9)	*	41	4	37	*
Other	324	313	11	4%	960	943	17	2%
Total noninterest income	$1,713	$1,737	$(24)	(1)%	$5,186	$5,000	$186	4%
*	– Not meaningful

Noninterest income decreased in the third quarter of 2015 compared to the same period in 2014 mainly attributable to declines in asset management and residential mortgage, partially offset by strong fee income growth in consumer and corporate services.

Year-to-date noninterest income increased compared to the first nine months of 2014 primarily driven by strong fee income growth in consumer and corporate services and higher gains on sales of securities.

Noninterest income as a percentage of total revenue was 45% for both the third quarters of 2015 and 2014. The comparable amounts for the year-to-date periods of 2015 and 2014 were 46% and 44%, respectively.

Asset management revenue decreased in the third quarter of 2015 compared to the same period of 2014 primarily as a result of elevated third quarter 2014 revenue attributable to PNC’s investment in BlackRock, partially offset by fee growth. On a year-to-date comparison, asset management revenue increased due to stronger average equity markets and new business and reflected a benefit from a $30 million trust settlement during the second quarter of 2015. Discretionary client assets under management were $132 billion at both September 30, 2015 and September 30, 2014.

Consumer service fees increased in both the quarterly and year-to-date comparisons, primarily due to growth in customer-initiated transaction volumes.

Corporate services revenue increased in both comparisons due to increased treasury management fees, partially offset by lower mergers and acquisition advisory fees. The increase in the year-to-date comparison also reflected the impact of the correction to reclassify certain commercial facility fees from net interest income to noninterest income beginning in second quarter 2014.

Residential mortgage revenue decreased in both quarterly and year-to-date comparisons mainly driven by lower loan sales revenue, reflecting the impact from the second quarter 2014 sale of previously underperforming portfolio loans and lower servicing fee revenue. The year-to-date decrease was partially

The PNC Financial Services Group, Inc. – Form 10-Q    9

offset by higher net hedging gains on residential mortgage servicing rights.

Other noninterest income for the third quarter of 2015 included gains of $43 million on the sale of 500,000 Visa Class B common shares compared with gains of $57 million on the sale of 1 million Visa Class B common shares in the third quarter of 2014. For the first nine months of 2015 and 2014, gains on sales of Visa Class B common shares were $122 million and $173 million on the sale of 1.5 million and 3 million shares, respectively. Gains on commercial mortgage loans held for sale increased on a year-to-date basis compared to the same period in 2014.

As of September 30, 2015, we held approximately 5.4 million Visa Class B common shares with a fair value of approximately $616 million and a recorded investment of approximately $43 million.

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

In the fourth quarter of 2015, we expect the fee categories of noninterest income (asset management, consumer services, corporate services, residential mortgage and service charges on deposits) to remain stable compared to third quarter of 2015.

Provision For Credit Losses

The provision for credit losses increased $26 million to $81 million in the third quarter of 2015 compared to the third quarter of 2014. The provision for credit losses decreased $40 million to $181 million for first nine months of 2015 compared to the same period in 2014 due to improved credit quality.

We expect our provision for credit losses in the fourth quarter of 2015 to be between $50 million and $100 million.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Noninterest expense decreased $5 million to $2.4 billion for the third quarter of 2015 compared to the third quarter of 2014. For the first nine months of 2015, noninterest expense increased $118 million, or 2%, to $7.1 billion compared to the same period of 2014.

Both comparisons reflected increased noninterest expense related to investments in technology and business infrastructure in support of PNC’s strategic priorities and higher personnel expense associated with higher business activity. These increases were partially offset by lower asset impairment charges related to historic tax credits recorded as reductions to the associated investment asset balance beginning in the second quarter of 2015. In prior periods, these credits were recorded as a reduction to income tax expense. This change in application of historic tax credits was not material to PNC’s financial results. In the quarterly comparison, expense for third party services also declined.

During the second quarter of 2015, we increased the savings goal of our annual continuous improvement program, which focuses on reducing costs in part to fund investments in technology and infrastructure, to $500 million for 2015. Through the first nine months of 2015, PNC has completed actions to capture 75% of this goal and is on track to reach the full year target.

For the fourth quarter of 2015, we expect noninterest expense to remain stable compared to third quarter 2015. We expect our full year 2015 expenses to be approximately one percent lower than full year 2014 expenses.

Effective Income Tax Rate

The effective income tax rate was 20.0% in the third quarter of 2015, compared to 27.4% in the third quarter of 2014 and 24.3% in the first nine months of 2015 compared to 26.0% in the same period of 2014. The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

The lower effective tax rate for both 2015 periods reflected tax benefits of $75 million attributable to effectively settling acquired entity tax contingencies offset by additions to reserves of $10 million for various tax matters. These decreases were partially offset by the impact beginning in second quarter 2015 of historic tax credits recorded as a reduction to the associated investment asset balances, while in prior periods these credits were recorded as a reduction of income tax expense.

We expect our fourth quarter of 2015 effective tax rate to be approximately 26%.

10    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

Dollars in millions	September 30 2015	December 31 2014	Change
			$	%
Assets
Interest-earning deposits with banks	$34,224	$31,779	$2,445	8%
Loans held for sale	2,060	2,262	(202)	(9)%
Investment securities	68,066	55,823	12,243	22%
Loans	204,983	204,817	166	–%
Allowance for loan and lease losses	(3,237)	(3,331)	94	(3)%
Goodwill	9,103	9,103	–	–%
Mortgage servicing rights	1,467	1,351	116	9%
Other intangible assets	407	493	(86)	(17)%
Other, net	45,052	42,775	2,277	5%
Total assets	$362,125	$345,072	$17,053	5%
Liabilities
Deposits	$244,979	$232,234	$12,745	5%
Borrowed funds	56,663	56,768	(105)	–%
Other	14,205	9,996	4,209	42%
Total liabilities	315,847	298,998	16,849	6%
Equity
Total shareholders’ equity	44,948	44,551	397	1%
Noncontrolling interests	1,330	1,523	(193)	(13)%
Total equity	46,278	46,074	204	–%
Total liabilities and equity	$362,125	$345,072	$17,053	5%

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

PNC’s balance sheet reflected asset growth and strong liquidity and capital positions at September 30, 2015.

•

Total assets increased $17.1 billion, or 5%, mainly due to an increase of $12.2 billion in investment securities driven by deposit growth and a $2.4 billion increase in interest-earning deposits with banks reflecting the impact of regulatory short-term liquidity standards phased in starting January 1, 2015.

•	Total liabilities increased $16.8 billion, or 6%, mainly due to an increase in deposits.
•	Total equity increased $.2 billion mainly due to increased retained earnings driven by net income, partially offset by share repurchases and redemption of preferred stock.

An analysis of changes in selected balance sheet categories follows.

Loans

Outstanding loan balances of $205.0 billion at September 30, 2015 and $204.8 billion at December 31, 2014 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.5 billion at September 30, 2015 and $1.7 billion at December 31, 2014. The balances include purchased impaired loans but do not include future accretable net interest (i.e., the difference between the undiscounted expected cash flows and the carrying value of the loan) on those loans.

The PNC Financial Services Group, Inc. – Form 10-Q    11

Table 7: Details Of Loans

Dollars in millions	September 30 2015	December 31 2014	Change
			$	%
Commercial lending
Commercial
Retail/wholesale trade	$16,986	$16,972	$14	–%
Manufacturing	19,649	18,744	905	5%
Service providers	13,550	14,103	(553)	(4)%
Real estate related (a)	11,492	10,812	680	6%
Financial services	5,511	6,178	(667)	(11)%
Health care	9,397	9,017	380	4%
Other industries	20,842	21,594	(752)	(3)%
Total commercial	97,427	97,420	7	–%
Commercial real estate
Real estate projects (b)	15,333	14,577	756	5%
Commercial mortgage	10,760	8,685	2,075	24%
Total commercial real estate	26,093	23,262	2,831	12%
Equipment lease financing	7,644	7,686	(42)	(1)%
Total commercial lending (c)	131,164	128,368	2,796	2%
Consumer lending
Home equity
Lines of credit	19,309	20,361	(1,052)	(5)%
Installment	13,697	14,316	(619)	(4)%
Total home equity	33,006	34,677	(1,671)	(5)%
Residential real estate
Residential mortgage	14,038	13,885	153	1%
Residential construction	454	522	(68)	(13)%
Total residential real estate	14,492	14,407	85	1%
Credit card	4,600	4,612	(12)	–%
Other consumer
Education	6,070	6,626	(556)	(8)%
Automobile	11,039	11,616	(577)	(5)%
Other	4,612	4,511	101	2%
Total consumer lending	73,819	76,449	(2,630)	(3)%
Total loans	$204,983	$204,817	$166	–%
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.
(c)	Construction loans with interest reserves and A/B Note restructurings are not significant to PNC.

The slight increase in loans was the result of an increase in total commercial lending driven by commercial real estate loans, offset by a decline in consumer lending due to lower home equity, automobile and education loans.

Loans represented 57% of total assets at September 30, 2015 and 59% at December 31, 2014. Commercial lending represented 64% of the loan portfolio at September 30, 2015 and 63% at December 31, 2014. Consumer lending represented 36% of the loan portfolio at September 30, 2015 and 37% at December 31, 2014.

Commercial real estate loans represented 13% of total loans at September 30, 2015 and 11% of total loans at December 31, 2014 and represented 7% of total assets at both September 30, 2015 and December 31, 2014. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our loan portfolio.

Total loans above include purchased impaired loans of $4.2 billion, or 2% of total loans, at September 30, 2015, and $4.9 billion, or 2% of total loans, at December 31, 2014.

12    The PNC Financial Services Group, Inc. – Form 10-Q

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

Purchase Accounting Accretion and Valuation of Purchased Impaired Loans

Information related to purchase accounting accretion and accretable yield for the third quarter and first nine months of 2015 and 2014 follows. Additional information on our policies for ALLL for purchased impaired loans is provided in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements of this Report. A description of our purchased impaired loan accounting and loan data is included in Note 4 Purchased Loans in the Notes To Consolidated Financial Statements of this Report.

Table 8: Accretion – Purchased Impaired Loans

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Accretion on purchased impaired loans
Scheduled accretion	$88	$109	$279	$354
Reversal of contractual interest on impaired loans	(57)	(57)	(164)	(195)
Scheduled accretion net of contractual interest	31	52	115	159
Excess cash recoveries (a)	19	31	80	95
Total	$50	$83	$195	$254
(a)	Relates to excess cash recoveries for purchased impaired commercial loans.

Table 9: Purchased Impaired Loans – Accretable Yield

In millions	2015	2014
January 1	$1,558	$2,055
Accretion (including excess cash recoveries)	(359)	(449)
Net reclassification to accretable from non-accretable and other activity (a)	218	237
Disposals	(66)	(24)
September 30 (b)	$1,351	$1,819
(a)	Approximately 66% and 68% of the net reclassification for the first nine months of 2015 and 2014, respectively, were driven by the consumer portfolio and were due to improvements of cash expected to be collected on loans in future periods. The remaining net reclassifications were predominantly due to future cash flow changes in the commercial portfolio.
(b)	As of September 30, 2015, we estimate that the reversal of contractual interest on purchased impaired loans will total approximately $0.7 billion in future periods. This will offset the total net accretable interest in future interest income of $1.4 billion on purchased impaired loans.

Information related to the valuation of purchased impaired loans at September 30, 2015 and December 31, 2014 follows.

Table 10: Valuation of Purchased Impaired Loans

	September 30, 2015		December 31, 2014
Dollars in millions	Balance	Net Investment	Balance	Net Investment
Commercial and commercial real estate loans:
Outstanding balance (a)	$296		$466
Recorded investment	$204		$310
Allowance for loan losses	(67)		(79)
Net investment/Carrying value	$137	46%	$231	50%
Consumer and residential real estate loans:
Outstanding balance (a)	$3,854		$4,541
Recorded investment	$3,963		$4,548
Allowance for loan losses	(751)		(793)
Net investment/Carrying value	$3,212	83%	$3,755	83%
Total purchased impaired loans:
Outstanding balance (a)	$4,150		$5,007
Recorded investment	$4,167		$4,858
Allowance for loan losses	(818)		(872)
Net investment/Carrying value	$3,349	81%	$3,986	80%
(a)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting. See Note 4 Purchased Loans for additional information on purchased impaired loans.

The PNC Financial Services Group, Inc. – Form 10-Q    13

At September 30, 2015, our largest individual purchased impaired loan had a recorded investment of $9 million. We currently expect to collect total cash flows of $4.7 billion on purchased impaired loans, representing the $3.3 billion net investment at September 30, 2015 and the accretable net interest of $1.4 billion shown in Table 9.

Weighted Average Life of the Purchased Impaired Portfolios

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of September 30, 2015.

Table 11: Weighted Average Life of the Purchased Impaired Portfolios

As of September 30, 2015 Dollars in millions	Recorded Investment	WAL (a)
Commercial	$43	2.1 years
Commercial real estate	161	1.4 years
Consumer (b)	1,753	4.0 years
Residential real estate	2,210	4.7 years
Total	$4,167	4.2 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

Through the National City Corporation (National City) and RBC Bank (USA) acquisitions, we acquired purchased impaired loans with a recorded investment of $14.7 billion. As noted in Table 11 above, at September 30, 2015, those balances are now $4.2 billion, of which $4.0 billion in consumer and residential real estate loans is accounted for using pool accounting. In anticipation of the end of the life of our purchased impaired pooled consumer and residential real estate loans and pursuant to supervisory direction received regarding such loans, we will change our derecognition policy for these loans effective December 31, 2015. Pursuant to this change in policy, we will remove loans that have been paid off, sold, short sold, foreclosed upon, or that have nominal collateral value/expected cash flows from our loan pools. The result of this change will accelerate the derecognition of a pool’s recorded investment and associated ALLL balance. As the loans that will be removed effective December 31, 2015 have been fully reserved for, this change will not impact the net carrying values of the pools, accretion accounting or result in additional provision for credit losses for purchased impaired loans that are pooled, as a pool’s recorded investment and associated ALLL balance will be reduced in equal amounts. Upon implementation of this policy change in the fourth quarter of 2015, which is immaterial to our financial statements taken as a whole, we estimate that the recorded investment and associated ALLL balances for our purchased impaired pooled consumer and residential real estate loans will each be reduced by approximately $475 million. These amounts represent the net loss from loan dispositions or expected cash flow shortfalls that have been retained as part of the pools’ recorded investment per our accounting for the pool as a single asset. We expect the future impact of this policy change to the Consolidated Income Statement and Consolidated Balance Sheet to be immaterial on a quarterly basis. See Note 4 Purchased Loans and Note 5 Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in this Report for additional information.

The following table represents on a proforma basis as of September 30, 2015 the estimated impact of the change in our derecognition policy to total ALLL, total loans and ratio of total ALLL to total loans.

Table 12: Estimated Derecognition Impact – Total ALLL to Total Loans

	September 30, 2015
(Dollars in millions)	Actual	Adjustment (a)	Proforma
Total ALLL	$3,237	$(475)	$2,762
Total Loans	204,983	(475)	204,508
Ratio of Total ALLL to Total Loans	1.58%		1.35%
(a)	The estimated reduction of ALLL and corresponding reduction in the purchased impaired loans recorded investment as of September 30, 2015 would be approximately the same as the expected amounts as of December 31, 2015.

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

Table 13: Accretable Difference Sensitivity – Total Purchased Impaired Loans

In billions	September 30, 2015	Declining Scenario (a)	Improving Scenario (b)
Expected cash flows	$4.7	$(.1)	$.2
Accretable difference	1.4	–	–
Allowance for loan and lease losses	(.8)	(.1)	.2
(a)	Declining Scenario – Reflects hypothetical changes that would decrease future cash flow expectations. For consumer loans, we assume home price forecast decreases by ten percent and unemployment rate forecast increases by two percentage points; for commercial loans, we assume that collateral values decrease by ten percent.
(b)	Improving Scenario – Reflects hypothetical changes that would increase future cash flow expectations. For consumer loans, we assume home price forecast increases by ten percent, unemployment rate forecast decreases by two percentage points and interest rate forecast increases by two percentage points; for commercial loans, we assume that collateral values increase by ten percent.

14    The PNC Financial Services Group, Inc. – Form 10-Q

The present value impact of declining cash flows is primarily reflected as an immediate impairment charge resulting in a provision for credit losses and an increase to the allowance for loan and lease losses. The present value impact of increased cash flows is first recognized as a reversal of the allowance with any additional cash flow increases reflected as an increase in accretable yield over the life of the loan.

Commitments to Extend Credit

Commitment to extend credit comprise the following:

Table 14: Commitments to Extend Credit (a)

In millions	September 30 2015	December 31 2014
Total commercial lending	$100,323	$98,742
Home equity lines of credit	17,350	17,839
Credit card	19,622	17,833
Other	4,075	4,178
Total	$141,370	$138,592
(a)	Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $9.1 billion at September 30, 2015 and $10.0 billion at December 31, 2014. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Information regarding our commitments to extend credit and our allowance for unfunded loan commitments and letters of credit is included in Note 1 Accounting Policies, Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part 1, Item 1 of this Report.

INVESTMENT SECURITIES

The following table presents the distribution of our investment securities portfolio by credit rating. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. For those securities on our balance sheet at September 30, 2015, where during our quarterly security-level impairment assessments we determined losses represented other-than-temporary impairment (OTTI), we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities. The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower.

Table 15: Investment Securities

	September 30, 2015		December 31, 2014		Ratings (a) As of September 30, 2015
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$8,368	$8,593	$5,485	$5,714	100%
Agency residential mortgage-backed	33,185	33,685	23,382	23,935	100
Non-agency residential mortgage-backed	4,392	4,591	4,993	5,225	10	1%	2%	82%	5%
Agency commercial mortgage-backed	3,077	3,155	3,378	3,440	100
Non-agency commercial mortgage-backed (b)	5,477	5,544	5,095	5,191	77	12	2	3	6
Asset-backed (c)	5,921	5,950	5,900	5,940	89	3		7	1
State and municipal	3,972	4,140	3,995	4,191	88	6			6
Other debt	2,157	2,194	2,099	2,142	56	35	9
Corporate stock and other	576	576	442	441					100
Total investment securities (d)	$67,125	$68,428	$54,769	$56,219	88%	3%	1%	6%	2%
(a)	Ratings percentages allocated based on amortized cost.
(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.
(c)	Collateralized primarily by government guaranteed student loans and other consumer credit products and corporate debt.
(d)	Includes available for sale and held to maturity securities.

Investment securities represented 19% of total assets at September 30, 2015 and 16% at December 31, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    15

We evaluate our investment securities portfolio in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. At September 30, 2015, 88% of the securities in the portfolio were rated AAA/AA, with U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively representing 66% of the portfolio.

The investment securities portfolio includes both available for sale and held to maturity securities. Securities classified as available for sale are carried at fair value with net unrealized gains and losses, representing the difference between amortized cost and fair value, included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet. Securities classified as held to maturity are carried at amortized cost. As of September 30, 2015, the amortized cost and fair value of available for sale securities totaled $52.7 billion and $53.7 billion, respectively, compared to an amortized cost and fair value as of December 31, 2014 of $43.2 billion and $44.2 billion, respectively. The amortized cost and fair value of held to maturity securities were $14.4 billion and $14.8 billion, respectively, at September 30, 2015, compared to $11.6 billion and $12.0 billion, respectively, at December 31, 2014.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains in the total investment securities portfolio decreased to $1.3 billion at September 30, 2015 from $1.5 billion at December 31, 2014. The comparable amounts for the securities available for sale portfolio were $.9 billion at September 30, 2015 and $1.1 billion at December 31, 2014.

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

The duration of investment securities was 2.5 years at September 30, 2015. We estimate that, at September 30, 2015, the effective duration of investment securities was 2.7 years for an immediate 50 basis points parallel increase in interest rates and 2.4 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2014 for the effective duration of investment securities were 2.2 years and 2.1 years, respectively.

Based on current interest rates and expected prepayment speeds, the weighed-average expected maturity of the investment securities portfolio (excluding corporate stock and other) was 4.4 years at September 30, 2015 compared to 4.3 years at December 31, 2014. The weighted-average expected maturities of mortgage and other asset-backed debt securities were as follows as of September 30, 2015:

Table 16: Weighted-Average Expected Maturity of Mortgage and Other Asset-Backed Debt Securities

September 30, 2015	Years
Agency residential mortgage-backed securities	4.2
Non-agency residential mortgage-backed securities	5.4
Agency commercial mortgage-backed securities	3.2
Non-agency commercial mortgage-backed securities	3.1
Asset-backed securities	3.0

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

Loans Held for Sale

Table 17: Loans Held For Sale

In millions	September 30 2015	December 31 2014
Commercial mortgages at fair value	$802	$893
Commercial mortgages at lower of cost or fair value	58	29
Total commercial mortgages	860	922
Residential mortgages at fair value	1,086	1,261
Residential mortgages at lower of cost or fair value	42	18
Total residential mortgages	1,128	1,279
Other	72	61
Total	$2,060	$2,262

As of September 1, 2014, we have elected to apply the fair value option to commercial mortgage loans held for sale to agencies. This election applies to all new commercial

16    The PNC Financial Services Group, Inc. – Form 10-Q

mortgage loans held for sale that have been originated for sale to the agencies effective on or after September 1, 2014. The election of fair value option aligns the accounting for the commercial mortgages with the related commitments to sell the loans.

We sold $3.0 billion of commercial mortgage loans to agencies during the first nine months of 2015 compared to $2.0 billion during the first nine months of 2014. Total gains of $64 million were recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, during the first nine months of 2015, including $13 million in the third quarter. Comparable amounts for 2014 were $49 million and $20 million, respectively. These amounts are included in Other noninterest income on our Consolidated Income Statement.

Residential mortgage loan origination volume was $8.2 billion during the first nine months of 2015 compared to $7.1 billion during the first nine months of 2014. The majority of such loans were originated under agency or Federal Housing

Administration (FHA) standards. We sold $6.2 billion of loans and recognized loan sales revenue of $278 million during the first nine months of 2015, including $75 million in the third quarter. The comparable amounts for the first nine months of 2014 were $6.4 billion and $327 million, respectively, including $85 million in the third quarter. These loan sales revenue amounts are included in Residential mortgage noninterest income on our Consolidated Income Statement.

Interest income on loans held for sale was $68 million during the first nine months of 2015, including $22 million in the third quarter. Comparable amounts for 2014 were $73 million and $26 million, respectively. These amounts are included in Other interest income on our Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 7 Fair Value in our Notes To Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Funding Sources

Table 18: Details Of Funding Sources

Dollars in millions	September 30 2015	December 31 2014	Change
			$	%
Deposits
Money market	$125,135	$115,438	$9,697	8%
Demand	83,632	82,829	803	1%
Retail certificates of deposit	18,337	18,544	(207)	(1)%
Savings	15,330	12,571	2,759	22%
Time deposits in foreign offices and other time deposits	2,545	2,852	(307)	(11)%
Total deposits	244,979	232,234	12,745	5%
Borrowed funds
Federal funds purchased and repurchase agreements	2,077	3,510	(1,433)	(41)%
FHLB borrowings	21,664	20,005	1,659	8%
Bank notes and senior debt	19,749	15,750	3,999	25%
Subordinated debt	9,242	9,151	91	1%
Commercial paper	1,125	4,995	(3,870)	(77)%
Other	2,806	3,357	(551)	(16)%
Total borrowed funds	56,663	56,768	(105)	–%
Total funding sources	$301,642	$289,002	$12,640	4%

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our 2015 capital and liquidity activities.

Total deposits increased $12.7 billion at September 30, 2015 compared with December 31, 2014 due to strong growth in money market, savings and demand deposits, partially offset by time deposits in foreign offices and other time deposits and retail certificates of deposit. Interest-bearing deposits represented 68% of total deposits at both September 30, 2015 and December 31, 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    17

Total borrowed funds decreased $.1 billion since December 31, 2014 as a decline in commercial paper, federal funds purchased and repurchase agreements, and other borrowed funds were partially offset by higher issuances of bank notes and senior debt and FHLB borrowings. The changes in the composition of funding sources are attributable to PNC’s actions to enhance its funding structure in light of regulatory liquidity standards and a rating agency methodology change.

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

In the first quarter of 2015, we completed our common stock repurchase programs for the four quarter period that began in second quarter 2014 with total repurchases over that period of 17.3 million common shares for $1.5 billion. These repurchases were included in our 2014 capital plan accepted by the Federal Reserve as part of our 2014 CCAR submission.

In connection with the 2015 CCAR process, we submitted our 2015 capital plan, as approved by PNC’s Board of Directors, to the Federal Reserve in January 2015. The Federal Reserve accepted the capital plan and did not object to our proposed capital actions in March 2015. As provided for in the 2015 capital plan, we announced new share repurchase programs of up to $2.875 billion for the five quarter period beginning in the second quarter of 2015. These programs include repurchases of up to $375 million over the five quarter period related to stock issuances under employee benefit-related programs.

In the first quarter of 2015, PNC repurchased 4.4 million common shares for $.4 billion. In the second quarter of 2015, PNC repurchased 5.9 million common shares for $.6 billion. In the third quarter of 2015, PNC repurchased 6.2 million common shares for $.6 billion. All of these repurchases were under the authorizations and programs then in effect, as described above.

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

Table 19: Shareholders’ Equity

Dollars in millions	September 30 2015	December 31 2014	Change
			$	%
Shareholders’ equity
Preferred stock (a)
Common stock	$2,708	$2,705	$3	–%
Capital surplus – preferred stock	3,450	3,946	(496)	(13)%
Capital surplus – common stock and other	12,675	12,627	48	–%
Retained earnings	28,337	26,200	2,137	8%
Accumulated other comprehensive income	615	503	112	22%
Common stock held in treasury at cost	(2,837)	(1,430)	(1,407)	(98)%
Total shareholders’ equity	$44,948	$44,551	$397	1%
(a)	Par value less than $.5 million at each date.

18    The PNC Financial Services Group, Inc. – Form 10-Q

The increase in total shareholders’ equity compared to December 31, 2014 was mainly due to a $2.1 billion increase in retained earnings, partially offset by common share repurchases of $1.6 billion and the redemption of $500 million of preferred stock. The increase in retained earnings was driven by net income of $3.1 billion, reduced by $957 million of common and preferred dividends declared and continued share repurchases. Common shares outstanding were 510 million at September 30, 2015 and 523 million at December 31, 2014.

Table 20: Basel III Capital

	September 30, 2015
Dollars in millions	Transitional Basel III (a)	Pro forma Fully Phased-In Basel III (b)(c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$12,546	$12,546
Retained earnings	28,337	28,337
Accumulated other comprehensive income for securities currently and previously held as available for sale	257	642
Accumulated other comprehensive income for pension and other postretirement plans	(193)	(483)
Goodwill, net of associated deferred tax liabilities	(8,845)	(8,845)
Other disallowed intangibles, net of deferred tax liabilities	(141)	(352)
Other adjustments/(deductions)	(111)	(148)
Total common equity Tier 1 capital before threshold deductions	31,850	31,697
Total threshold deductions	(448)	(1,135)
Common equity Tier 1 capital	31,402	30,562
Additional Tier 1 capital
Preferred stock plus related surplus	3,450	3,450
Trust preferred capital securities	50
Noncontrolling interests (d)	604	45
Other adjustments/(deductions)	(91)	(107)
Tier 1 capital	35,415	33,950
Additional Tier 2 capital
Qualifying subordinated debt	4,709	4,298
Trust preferred capital securities	149
Allowance for loan and lease losses included in Tier 2 capital	3,502	356
Other	6	10
Total Basel III capital	$43,781	$38,614
Risk-weighted assets
Basel III standardized approach risk-weighted assets (e)	$295,384	$303,343
Estimated Basel III advanced approaches risk-weighted assets (f)	N/A	284,215
Average quarterly adjusted total assets	348,477	347,541
Supplementary leverage exposure (g)	411,182	410,369
Basel III risk-based capital and leverage ratios
Common equity Tier 1	10.6%	10.1	%(h)(j)
Tier 1	12.0	11.2	(h)(k)
Total	14.8	13.6	(i)(l)
Leverage (m)	10.2	9.8
Supplementary leverage ratio (n)	8.6	8.3
(a)	Calculated using the regulatory capital methodology applicable to PNC during 2015.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions. Pro forma fully phased-in capital amounts, ratios and risk-weighted and leverage-related assets are estimated.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Primarily includes REIT Preferred Securities.
(e)	Includes credit and market risk-weighted assets.
(f)	Includes credit, market and operational risk-weighted assets.
(g)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.
(h)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III standardized approach risk-weighted assets and rules.
(i)	Pro forma fully phased-in Basel III capital ratio based on estimated Basel III advanced approaches risk-weighted assets and rules.
(j)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio estimate is 10.8%. This capital ratio is calculated using pro forma fully phased-in Common equity Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(k)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio estimate is 12.0%. This capital ratio is calculated using fully phased-in Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(l)	For comparative purposes only, the pro forma fully phased-in standardized approach Basel III Total capital risk-based capital ratio estimate is 13.8%. This ratio is calculated using fully phased-in additional Tier 2 capital which, under the standardized approach, reflects allowance for loan and lease losses of up to 1.25% of credit risk related risk-weighted assets and dividing by estimated Basel III standardized approach risk-weighted assets.
(m)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.
(n)	Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank will be subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

The PNC Financial Services Group, Inc. – Form 10-Q    19

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

As a result of the staggered effective dates of the final U.S. Basel III regulatory capital rules (Basel III rules), as well as the fact that PNC remains in the parallel run qualification phase for the advanced approaches, PNC’s regulatory risk-based ratios in 2015 are calculated using the standardized approach, effective January 1, 2015, for determining risk-weighted assets, and the definitions of, and deductions from, regulatory capital under the Basel III rules (as such definitions and deductions are phased-in for 2015). We refer to the capital ratios calculated using the phased-in Basel III provisions in effect for 2015 and, for the risk-based ratios, standardized approach risk-weighted assets as the 2015 Transitional Basel III ratios. Under the standardized approach for determining credit risk-weighted assets, exposures are generally assigned a pre-defined risk weight. Exposures to high volatility commercial real estate, past due exposures, equity exposures and securitization exposures are generally subject to higher risk weights than other types of exposures.

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

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our September 30, 2015 capital levels were aligned with them.

At September 30, 2015, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized” during 2015, PNC and PNC Bank must have Transitional Basel III capital ratios of at least 6.5% for Common equity Tier 1 capital, 8% for Tier 1 risk-based and 10% for Total risk-based, and PNC Bank is required to have a Transitional Basel III leverage ratio of at least 5%.

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of September 30, 2015 and December 31, 2014 is included in Note 2 of this Report.

Trust Preferred Securities

We are subject to certain restrictions, including restrictions on dividend payments, in connection with $206 million in principal amount of an outstanding junior subordinated debenture associated with $200 million of trust preferred securities that were issued by PNC Capital Trust C, a subsidiary statutory trust (both amounts as of September 30, 2015). Generally, if there is (i) an event of default under the debenture, (ii) PNC elects to defer interest on the debenture, (iii) PNC exercises its right to defer payments on the related trust preferred security issued by the statutory trust or (iv) there is a default under PNC’s guarantee of such payment obligations, as specified in the applicable governing documents, then PNC would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II. See Note 12 Capital Securities of Subsidiary Trusts and Perpetual Trust Securities in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Form 10-K for information on contractual limitations on dividend payments resulting from securities issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II.

The PNC Financial Services Group, Inc. – Form 10-Q    21

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 7 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 21: Fair Value Measurements – Summary

	September 30, 2015		December 31, 2014
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$68,612	$9,384	$58,973	$10,257
Total assets at fair value as a percentage of consolidated assets	19%		17%
Level 3 assets as a percentage of total assets at fair value		14%		17%
Level 3 assets as a percentage of consolidated assets		3%		3%
Total liabilities	$5,783	$515	$5,799	$716
Total liabilities at fair value as a percentage of consolidated liabilities	2%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		9%		12%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

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

Business segment results, including inter-segment revenues, and a description of each business are included in Note 17 Segment Reporting included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Certain amounts included in this Financial Review differ from those amounts shown in Note 17 primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis. Note 17 presents results of businesses for the first nine months and third quarter of 2015 and 2014.

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

22    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

(Unaudited)

Table 22: Retail Banking Table

Nine months ended September 30 Dollars in millions, except as noted	2015	2014
Income Statement
Net interest income	$3,152	$2,938
Noninterest income
Service charges on deposits	459	461
Brokerage	212	176
Consumer services	747	714
Other	234	240
Total noninterest income	1,652	1,591
Total revenue	4,804	4,529
Provision for credit losses	151	223
Noninterest expense	3,558	3,430
Pretax earnings	1,095	876
Income taxes	401	320
Earnings	$694	$556
Average Balance Sheet
Loans
Consumer
Home equity	$27,810	$28,985
Indirect auto	9,318	9,093
Indirect other	559	726
Education	6,402	7,314
Credit cards	4,476	4,327
Other	2,383	2,200
Total consumer	50,948	52,645
Commercial and commercial real estate	10,580	10,924
Floor plan	2,164	2,227
Residential mortgage	704	618
Total loans	64,396	66,414
Goodwill and other intangible assets	5,975	6,043
Other assets	3,059	2,807
Total assets	$73,430	$75,264
Deposits
Noninterest-bearing demand	$23,353	$21,890
Interest-bearing demand	36,009	33,889
Money market	54,775	49,945
Total transaction deposits	114,137	105,724
Savings	13,471	11,713
Certificates of deposit	16,763	19,314
Total deposits	144,371	136,751
Other liabilities	612	440
Total liabilities	$144,983	$137,191
Performance Ratios
Return on average assets	1.26%	.99%
Noninterest income to total revenue	34	35
Efficiency	74	76
Other Information (a)
Credit-related statistics:
Commercial nonperforming assets	$116	$146
Consumer nonperforming assets	976	1,037
Total nonperforming assets (b)	$1,092	$1,183
Purchased impaired loans (c)	$516	$600
Commercial lending net (recoveries) charge-offs	$(5)	$33
Credit card lending net charge-offs	104	109
Consumer lending (excluding credit card) net charge-offs	152	212
Total net charge-offs	$251	$354
Commercial lending annualized net (recovery) charge-off ratio	(.06)%	.34%
Credit card lending annualized net charge-off ratio	3.11%	3.37%
Consumer lending (excluding credit card) annualized net charge-off ratio	.43%	.58%
Total annualized net charge-off ratio	.52%	.71%

At September 30	2015	2014
Other Information (Continued) (a)
Home equity portfolio credit statistics: (d)
% of first lien positions at origination (e)	56%	53%
Weighted-average loan-to-value ratios (LTVs) (e) (f)	74%	78%
Weighted-average updated FICO scores (g)	751	747
Annualized net charge-off ratio	.31%	.55%
Delinquency data – % of total loans: (h)
Loans 30 – 59 days past due	.20%	.19%
Loans 60 – 89 days past due	.09%	.07%
Accruing loans past due	.29%	.26%
Nonperforming loans	3.09%	3.04%
Other statistics:
ATMs	8,996	8,178
Branches (i)	2,645	2,691
Brokerage account client assets (in billions) (j)	$42	$43
Customer-related statistics (average):
Non-teller deposit transactions (k)	43%	34%
Digital consumer customers (l)	52%	45%
(a)	Presented as of September 30, except for net charge-offs, net charge-off ratios, which are for the nine months ended and customer-related statistics which are averages for the nine months ended.
(b)	Includes nonperforming loans of $1.0 billion at September 30, 2015 and $1.1 billion at September 30, 2014.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Lien position, LTV and FICO statistics are based upon customer balances.
(e)	Lien position and LTV calculations reflect management assumptions where data limitations exist.
(f)	LTV statistics are based upon current information.
(g)	Represents FICO scores that are updated at least quarterly.
(h)	Data based upon recorded investment. Past due amounts exclude purchased impaired loans, even if contractually past due, as we are currently accreting interest income over the expected life of the loans.
(i)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(j)	Amounts include cash and money market balances.
(k)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(l)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

Retail Banking earned $694 million in the first nine months of 2015 compared with earnings of $556 million for the same period a year ago. The increase in earnings was driven by increased net interest income and noninterest income and lower provision for credit losses partially offset by higher noninterest expense. Noninterest income included lower gains on sales of Visa Class B common shares.

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

•	In the first nine months of 2015, approximately 52% of consumer customers used non-teller channels for the majority of their transactions compared with 45% for the same period in 2014.
•	Deposit transactions via ATM and mobile channels increased to 43% of total deposit transactions in the first nine months of 2015 compared with 34% for the same period a year ago.

The PNC Financial Services Group, Inc. – Form 10-Q    23

•

Integral to PNC’s retail branch transformation strategy, more than 300 branches operate under the universal model designed to enhance sales opportunities for branch personnel, in part, by driving higher ATM and mobile deposits. During the first nine months of 2015, the total branch network was reduced by 52 branches and the ATM network was increased by 391 ATMs. PNC had a network of 2,645 branches and 8,996 ATMs at September 30, 2015.

•	Instant debit card issuance, which enables us to print a customer’s debit card in a matter of minutes, is now available in more than 500 branches, approximately 20% of the branch network.
•

At the end of third quarter, Apple iPad™ technology was available in the majority of our branches to demonstrate product capabilities to customers and prospects. The remainder of the branch network will have this technology by year-end.

Total revenue for the first nine months of 2015 increased $275 million compared to the same period a year ago, which included a $214 million increase in net interest income primarily from the enhancements to internal funds transfer pricing methodology in the first quarter of 2015.

Noninterest income increased $61 million compared to the first nine months of 2014. Noninterest income included gains on sales of Visa Class B common shares of $122 million on 1.5 million shares and $173 million on three million shares, in the first nine months of 2015 and 2014, respectively. Excluding these gains, noninterest income increased $112 million, or 8%, in the comparison. Execution on our share of wallet strategy resulted in increased fee income from payment-related products, specifically in debit, credit and merchant services, as well as increased brokerage fees.

Provision for credit losses and net charge-offs in the first nine months of 2015 declined by $72 million and $103 million, respectively, in the comparison to the same period a year ago due to improved credit quality.

Noninterest expense increased $128 million in the first nine months of 2015 compared to the same period in 2014. Increases in technology investments, sales-related and other compensation, marketing, and customer transaction-related costs were offset by reduced third party service expense and lower branch network expenses as a result of transaction migration to lower cost digital and ATM channels.

Growing core checking deposits is key to Retail Banking’s growth and to providing a source of low-cost funding and liquidity to PNC. The deposit product strategy of Retail Banking is to remain disciplined on pricing, target specific products and markets for growth, and focus on the retention and growth of customer balances. In the first nine months of 2015, average total deposits increased $7.6 billion, or 6%, compared with the same period in 2014.

•	Organic deposit growth drove the increases in average transaction deposits and savings deposits,

which increased $8.4 billion and $1.8 billion, or 8% and 15%, respectively, in the comparison. Transaction deposits include demand and money market deposits, which increased $3.6 billion and $4.8 billion, respectively.

•	The expected run-off of maturing certificates of deposit partially offset these increases, reflecting a decline of $2.6 billion, or 13%, in the comparison.

Retail Banking continued to focus on a relationship-based lending strategy that targets specific products and markets for growth. In the first nine months of 2015, average total loans declined $2.0 billion, or 3%, compared to the same period a year ago, driven by a decline in home equity loans and declines from run-off of non-strategic portions of the portfolios, as more fully described below.

•

Average home equity loans decreased $1.2 billion, or 4%, compared to the first nine months of 2014. The overall portfolio decline resulted from pay-downs and payoffs on loans exceeding new booked volume, consistent with lower mortgage demand. Retail Banking’s home equity loan portfolio is relationship based, with 97% of the portfolio attributable to borrowers in our primary geographic footprint.

•	Average commercial & commercial real estate loans declined $344 million, or 3%, as pay-downs and payoffs on loans exceeded new volume.
•	Average auto dealer floor plan loans declined $63 million, or 3%, in the first nine months of 2015 compared to the same period in 2014, primarily resulting from lower dealer line utilization.
•	Average indirect auto loans increased $225 million, or 2%, compared to the first nine months of 2014. The increase was primarily due to portfolio growth in previously underpenetrated markets.
•	Average credit card balances increased $149 million, or 3%, over the same period in 2014 as a result of efforts to increase credit card share of wallet through organic growth.
•

Average residential mortgage balances increased $86 million, or 14%, compared to the first nine months of 2014. The increase was due to the transfer of $198 million in Community Reinvestment Act (CRA) mortgage loans from the Residential Mortgage Banking business segment in January 2015.

•

In the first nine months of 2015, average loan balances for the remainder of the portfolio declined a net $896 million, compared to the same period a year ago, driven by declines in the education and indirect other portfolios of $912 million and $167 million, respectively, as the discontinued government guaranteed education loan and indirect other balances are primarily run-off portfolios.

Nonperforming assets declined $91 million, or 8%, at September 30, 2015 compared to September 30, 2014. The decrease was driven by declines in both consumer and commercial non-performing loans.

24    The PNC Financial Services Group, Inc. – Form 10-Q

Corporate & Institutional Banking

(Unaudited)

Table 23: Corporate & Institutional Banking Table

Nine months ended September 30 Dollars in millions, except as noted	2015	2014
Income Statement
Net interest income	$2,613	$2,777
Noninterest income
Corporate service fees	1,007	926
Other	390	329
Noninterest income	1,397	1,255
Total revenue	4,010	4,032
Provision for credit losses	83	86
Noninterest expense	1,594	1,520
Pretax earnings	2,333	2,426
Income taxes	841	884
Earnings	$1,492	$1,542
Average Balance Sheet
Loans
Commercial	$85,304	$77,550
Commercial real estate	22,536	20,927
Equipment lease financing	6,965	6,863
Total commercial lending	114,805	105,340
Consumer	971	1,116
Total loans	115,776	106,456
Goodwill and other intangible assets	3,850	3,812
Loans held for sale	973	973
Other assets	11,079	9,991
Total assets	$131,678	$121,232
Deposits
Noninterest-bearing demand	$48,168	$43,348
Money market	22,319	20,930
Other	9,776	7,646
Total deposits	80,263	71,924
Other liabilities	7,893	7,454
Total liabilities	$88,156	$79,378
Performance Ratios
Return on average assets	1.51%	1.70%
Noninterest income to total revenue	35	31
Efficiency	40	38
Commercial Loan Servicing Portfolio – Serviced For PNC and Others (in billions)
Beginning of period	$377	$347
Acquisitions/additions	125	64
Repayments/transfers	(61)	(48)
End of period	$441	$363
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$999	$950
Capital Markets (b)	$592	$547
Commercial mortgage banking activities
Commercial mortgage loans held for sale (c)	$94	$84
Commercial mortgage loan servicing income (d)	191	164
Commercial mortgage servicing rights valuation, net of economic hedge (e)	25	33
Total	$310	$281
Average Loans (by C&IB business)
Corporate Banking	$58,108	$53,530
Real Estate	30,621	27,260
Business Credit	14,503	13,074
Equipment Finance	10,956	10,362
Other	1,588	2,230
Total average loans	$115,776	$106,456
Total loans (f)	$116,238	$109,792
Net carrying amount of commercial mortgage servicing rights (f)	$505	$532
Credit-related statistics:
Nonperforming assets (f) (g)	$484	$616
Purchased impaired loans (f) (h)	$153	$316
Net charge-offs (recoveries)	$6	$10
(a)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(b)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(c)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(d)	Includes net interest income and noninterest income, primarily in corporate services fees, from loan servicing and ancillary services, net of changes in fair value on commercial mortgage servicing rights due to time and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(e)	Includes amounts reported in corporate services fees.
(f)	As of September 30.
(g)	Includes nonperforming loans of $.4 billion at September 30, 2015 and $.5 billion at September 30, 2014.
(h)	Recorded investment of purchased impaired loans related to acquisitions.

Corporate & Institutional Banking earned $1.5 billion in the first nine months of 2015, a decrease of $50 million compared to the same period a year ago. The slight decrease in earnings was due to lower net interest income and an increase in noninterest expense, largely offset by higher noninterest income. We continue to focus on building client relationships where the risk-return profile is attractive, including the Southeast.

Net interest income decreased $164 million in the first nine months of 2015 compared to the first nine months of 2014. The decline was due to the impact of first quarter 2015 enhancements to internal funds transfer pricing methodology, continued spread compression on loans and deposits, and lower purchase accounting accretion, partially offset by the impact of higher average loans and deposits. Decreased net interest income in the comparison also reflected the impact from the second quarter 2014 correction to reclassify certain commercial facility usage fees from net interest income to corporate service fees.

Corporate service fees increased $81 million in the first nine months of 2015 compared to the first nine months of 2014. This increase was primarily due to the impact of the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to corporate service fees and increases in treasury management and equity capital markets advisory fees, partially offset by lower merger and acquisition advisory fees.

Other noninterest income increased $61 million in the first nine months of 2015 compared to the first nine months of 2014. This increase was driven by higher revenue associated with credit valuations for customer-related derivatives activities and related derivatives sales, higher multifamily loans originated for sale to agencies and higher corporate securities underwriting activity.

Noninterest expense increased $74 million in the first nine months of 2015 compared to the prior year period, primarily driven by investments in technology and treasury management operations, higher asset writedowns, and expenses related to equity capital markets advisory fees.

The PNC Financial Services Group, Inc. – Form 10-Q    25

Average loans increased $9.3 billion, or 9%, for the first nine months of 2015 compared to the first nine months of 2014, reflecting solid growth in Corporate Banking, Real Estate, Business Credit and Equipment Finance:

•

Corporate Banking business provides lending, treasury management and capital markets-related products and services to midsized and large corporations, government and not-for-profit entities. Average loans for this business increased $4.6 billion, or 9%, in the first nine months of 2015 compared with the first nine months of 2014, primarily due to an increase in loan commitments from specialty lending businesses and large corporate clients.

•

PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased $3.4 billion, or 12%, in first nine months of 2015 compared with the first nine months of 2014 due to increased originations and higher utilization.

•

PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased $1.4 billion, or 11%, in first nine months of 2015 compared with the first nine months of 2014 due to new originations, increasing deal sizes and higher utilization.

•

PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S. and Canada. Average equipment finance loans and operating leases were $11.8 billion in the first nine months of 2015, an increase of $.7 billion, or 6% compared with the first nine months of 2014.

Period-end loan balances increased 6%, or $6.4 billion at September 30, 2015 compared to September 30, 2014, primarily due to growth in our Corporate Banking, Real Estate and Business Credit businesses.

Average deposits for the first nine months of 2015 increased $8.3 billion, or 12%, compared with the first nine months of 2014 as a result of business growth and inflows into demand, money market and certificates of deposit products.

The commercial loan servicing portfolio increased $78 billion, or 21% at September 30, 2015, compared to September 30, 2014, as servicing additions from new and existing customers exceeded portfolio run-off.

Nonperforming assets declined 21% at September 30, 2015 compared to September 30, 2014 reflecting improved credit quality.

Product Revenue

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 23 in the Corporate & Institutional Banking portion of this Business Segments Review section includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, increased $49 million in the comparison of the first nine months of 2015 to the first nine months of 2014, driven by growth in our commercial card, wholesale lockbox, PINACLE ® and liquidity-related revenue.

Capital markets revenue includes merger and acquisition advisory fees, loan syndications, derivatives, foreign exchange, asset-backed finance revenue and fixed income and equity capital markets advisory activities. Revenue from capital markets-related products and services increased $45 million in the first nine months of 2015 compared with the first nine months of 2014. The increase in the comparison was primarily driven by higher revenue associated with credit valuations for customer-related derivatives activities and related derivatives sales, higher equity capital markets advisory fees and increased corporate securities underwriting activity, partially offset by lower merger and acquisition advisory fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Revenue from total commercial mortgage banking activities increased $29 million in the first nine months of 2015 compared with the first nine months of 2014. The increase in the comparison was mainly due to higher mortgage servicing revenue and higher multifamily loans originated for sale to agencies.

26    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group

(Unaudited)

Table 24: Asset Management Group Table

Nine months ended September 30 Dollars in millions, except as noted	2015	2014
Income Statement
Net interest income	$215	$215
Noninterest income	658	611
Total revenue	873	826
Provision for credit losses	11	2
Noninterest expense	636	610
Pretax earnings	226	214
Income taxes	83	78
Earnings	$143	$136
Average Balance Sheet
Loans
Consumer	$5,656	$5,407
Commercial and commercial real estate	901	997
Residential mortgage	899	794
Total loans	7,456	7,198
Goodwill and other intangible assets	230	264
Other assets	236	225
Total assets	$7,922	$7,687
Deposits
Noninterest-bearing demand	$1,207	$1,342
Interest-bearing demand	4,126	3,887
Money market	5,072	3,918
Total transaction deposits	10,405	9,147
CDs/IRAs/savings deposits	472	448
Total deposits	10,877	9,595
Other liabilities	43	51
Total liabilities	$10,920	$9,646
Performance Ratios
Return on average assets	2.41%	2.37%
Noninterest income to total revenue	75	74
Efficiency	73	74
Other Information
Total nonperforming assets (a) (b)	$52	$73
Purchased impaired loans (a) (c)	$75	$89
Total net charge-offs	$14	$3
Client Assets Under Administration (a) (d) (in billions)
Personal	$110	$113
Institutional	146	146
Total	$256	$259
Asset Type
Equity	$142	$147
Fixed Income	73	72
Liquidity/Other	41	40
Total	$256	$259
Discretionary client assets under management
Personal	$84	$85
Institutional	48	47
Total	$132	$132
Asset Type
Equity	$70	$72
Fixed Income	40	40
Liquidity/Other	22	20
Total	$132	$132
Nondiscretionary client assets under administration
Personal	$26	$28
Institutional	98	99
Total	$124	$127
Asset Type
Equity	$72	$75
Fixed Income	33	32
Liquidity/Other	19	20
Total	$124	$127
(a)	As of September 30.
(b)	Includes nonperforming loans of $48 million at September 30, 2015 and $67 million at September 30, 2014.
(c)	Recorded investment of purchased impaired loans related to acquisitions.
(d)	Excludes brokerage account client assets.

Asset Management Group earned $143 million through the first nine months of 2015 compared with $136 million in the same period of 2014, driven by higher noninterest income, including a $30 million trust settlement in the second quarter of 2015, partially offset by higher noninterest expense. Assets under administration were $256 billion as of September 30, 2015 compared to $259 billion as of September 30, 2014, as nondiscretionary client assets under administration declined slightly and discretionary client assets under administration remained flat in the comparison.

The core growth strategies of the business include increasing sales sourced from other PNC lines of business, maximizing front line productivity and optimizing market presence in high opportunity markets. Wealth Management and Hawthorn have over 100 offices operating in 7 out of the 10 most affluent states in the U.S. with a majority co-located with retail banking branches. The businesses’ strategies primarily focus on growing client assets under management through expanding relationships directly and through cross-selling from PNC’s other lines of business.

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

Discretionary client assets under management remained flat at September 30, 2015 compared to September 30, 2014, as lower equity markets were offset by new sales and positive net flows after adjustments for cyclical client activities.

Total revenue increased $47 million, or 6%, in the first nine months of 2015 compared with the same period in 2014, primarily relating to higher noninterest income due to the trust settlement in the second quarter of 2015, net new business, and strong average equity markets.

Noninterest expense increased $26 million, or 4% in the first nine months of 2015 compared to the prior year period, primarily attributable to higher compensation and technology expenses. Asset Management Group remains focused on disciplined expense management as it invests in strategic growth opportunities.

Average loan balances for the first nine months of 2015 increased $.3 billion, or 4%, compared to the prior year period. Asset Management Group’s clients’ preference for liquidity in the form of a new line of credit product has driven significant growth in the loan portfolio. The line of credit product is primarily secured by the market value of the client’s underlying investment management account assets.

The PNC Financial Services Group, Inc. – Form 10-Q    27

Average transaction deposits for the first nine months of 2015 increased $1.3 billion, or 14%, over the prior year period, driven by an increase in interest bearing demand deposit accounts and money market products.

Residential Mortgage Banking

(Unaudited)

Table 25: Residential Mortgage Banking Table

Nine months ended September 30 Dollars in millions, except as noted	2015	2014
Income Statement
Net interest income	$91	$115
Noninterest income
Loan servicing revenue
Servicing fees	143	170
Mortgage servicing rights valuation, net of economic hedge	70	11
Loan sales revenue	278	327
Other	(3)	(5)
Total noninterest income	488	503
Total revenue	579	618
Provision for credit losses (benefit)	2	(1)
Noninterest expense	510	550
Pretax earnings	67	69
Income taxes	24	25
Earnings	$43	$44
Average Balance Sheet
Portfolio loans	$1,175	$1,759
Loans held for sale	1,160	1,130
Mortgage servicing rights (MSR)	967	1,036
Other assets	3,660	3,964
Total assets	$6,962	$7,889
Deposits	$2,415	$2,279
Borrowings and other liabilities	2,241	2,819
Total liabilities	$4,656	$5,098
Performance Ratios
Return on average assets	.83%	.75%
Noninterest income to total revenue	84	81
Efficiency	88	89
Residential Mortgage Servicing Portfolio – Serviced for Third Parties (in billions)
Beginning of period	$108	$114
Acquisitions	24	4
Additions	6	7
Repayments/transfers	(16)	(14)
End of period	$122	$111
Servicing portfolio – third-party statistics: (a)
Fixed rate	94%	94%
Adjustable rate/balloon	6%	6%
Weighted-average interest rate	4.29%	4.49%
MSR asset value (in billions)	$1.0	$1.0
MSR capitalization value (in basis points)	79	88
Weighted-average servicing fee (in basis points)	27	27
Residential Mortgage Repurchase Reserve
Beginning of period	$107	$131
(Benefit)/ Provision	4	(4)
Losses – loan repurchases	(16)	(19)
End of Period	$95	$108
Other Information
Loan origination volume (in billions)	$8.2	$7.1
Loan sale margin percentage	3.43%	4.57%
Percentage of originations represented by:
Purchase volume (b)	46%	47%
Refinance volume	54%	53%
Total nonperforming assets (a) (c)	$88	$135
(a)	As of September 30.
(b)	Mortgages with borrowers as part of residential real estate purchase transactions.
(c)	Includes nonperforming loans of $53 million at September 30, 2015 and $93 million at September 30, 2014.

Residential Mortgage Banking earned $43 million in the first nine months of 2015 compared to $44 million in the first nine months of 2014. Earnings decreased slightly from the prior year as higher net hedging gains on residential mortgage servicing rights and lower noninterest expense were more than offset by lower loan sales and servicing revenue and decreased net interest income.

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

Residential Mortgage Banking overview:

•

Total loan originations increased $1.1 billion in the first nine months of 2015 compared to the same 2014 period. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines. Refinancings were 54% of originations for the first nine months of 2015 and 53% in the first nine months of 2014. During the first nine months of 2015, 13% of loan originations were under the original or revised Home Affordable Refinance Program (HARP or HARP 2).

•

Residential mortgage loans serviced for others increased $11 billion at September 30, 2015 compared to September 30, 2014. During the first nine months of 2015, $24 billion of residential mortgage servicing rights were acquired, compared with $4 billion in the comparable period of 2014.

•

Noninterest income declined $15 million in the first nine months of 2015 compared with the prior year period, as increased net hedging gains on residential mortgage servicing rights were more than offset by decreased loan sales revenue and servicing revenue.

•

Net interest income decreased $24 million in the first nine months of 2015 compared with the first nine months of 2014. This decline was primarily due to lower balances of portfolio loans held for investment.

•	Noninterest expense declined $40 million in the first nine months of 2015 compared with the same 2014 period, primarily as a result of lower legal accruals.
•	Investors having purchased mortgage loans may request PNC to indemnify them against losses on certain loans or to repurchase loans that they believe do not comply with applicable contractual loan

28    The PNC Financial Services Group, Inc. – Form 10-Q

origination covenants and representations and warranties we have made. At September 30, 2015, the liability for estimated losses on repurchase and indemnification claims for the Residential Mortgage Banking business segment was $95 million, compared with $108 million at September 30, 2014. See the Recourse and Repurchase Obligations section of this Financial Review and Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements of this Report for additional information.

BlackRock

(Unaudited)

Table 26: BlackRock Table

Information related to our equity investment in BlackRock follows:

Nine months ended September 30 Dollars in millions	2015	2014
Business segment earnings (a)	$407	$399
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At September 30.

In billions	September 30 2015	December 31 2014
Carrying value of PNC’s investment in BlackRock (c)	$6.6	$6.3
Market value of PNC’s investment in BlackRock (d)	10.5	12.6
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.1 billion at both September 30, 2015 and December 31, 2014. Our voting interest in BlackRock common stock was approximately 21% at September 30, 2015.
(d)	Does not include liquidity discount.

In addition to our investment in BlackRock reflected in Table 26, at September 30, 2015, we held approximately 1.3 million shares of BlackRock Series C Preferred Stock valued at $312 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs. We account for the BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 7 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in Note 7 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Form 10-K.

Our 2014 Form 10-K includes additional information about our investment in BlackRock.

Non-Strategic Assets Portfolio

(Unaudited)

Table 27: Non-Strategic Assets Portfolio Table

Nine months ended September 30 Dollars in millions	2015	2014
Income Statement
Net interest income	$302	$425
Noninterest income	34	22
Total revenue	336	447
Provision for credit losses (benefit)	(61)	(99)
Noninterest expense	73	86
Pretax earnings	324	460
Income taxes	119	169
Earnings	$205	$291
Average Balance Sheet
Commercial Lending:
Commercial/Commercial real estate	$114	$190
Lease financing	628	686
Total commercial lending	742	876
Consumer Lending:
Home equity	2,859	3,477
Residential real estate	3,981	4,952
Total consumer lending	6,840	8,429
Total portfolio loans	7,582	9,305
Other assets (a)	(702)	(742)
Total assets	$6,880	$8,563
Deposits and other liabilities	$221	$227
Total liabilities	$221	$227
Performance Ratios
Return on average assets	3.98%	4.54%
Noninterest income to total revenue	10	5
Efficiency	22	19
Other Information
Nonperforming assets (b) (c)	$571	$731
Purchased impaired loans (b) (d)	$3,411	$4,147
Net (recoveries) charge-offs	$(8)	$35
Annualized net (recovery) charge-off ratio	(.14)%	.50%
Loans (b)
Commercial Lending
Commercial/Commercial real estate	$98	$162
Lease financing	633	691
Total commercial lending	731	853
Consumer Lending
Home equity	2,586	3,242
Residential real estate	3,625	4,665
Total consumer lending	6,211	7,907
Total loans	$6,942	$8,760
(a)	Other assets includes deferred taxes, ALLL and other real estate owned (OREO). Other assets were negative in both periods due to the ALLL.
(b)	As of September 30.
(c)	Includes nonperforming loans of $.5 billion at September 30, 2015 and $.6 billion at September 30, 2014.
(d)	Recorded investment of purchased impaired loans related to acquisitions. This segment contained 82% of PNC’s purchased impaired loans at September 30, 2015 and 80% at September 30, 2014.

This business segment consists of non-strategic assets primarily obtained through acquisitions of other companies. The business activity of this segment is to manage the wind-down of the portfolios while maximizing the value and mitigating risk.

The PNC Financial Services Group, Inc. – Form 10-Q    29

Non-Strategic Assets Portfolio had earnings of $205 million in the first nine months of 2015 compared with $291 million in the first nine months of 2014. Earnings decreased year-over-year due to lower net interest income and a reduced benefit from the provision for credit losses.

Non-Strategic Assets Portfolio overview:

•

Net interest income declined $123 million, or 29% in the first nine months of 2015 compared with the first nine months of 2014, resulting from lower purchase accounting accretion and the impact of the declining average balance of the loan portfolio.

•

Noninterest income increased $12 million, or 55% in the first nine months of 2015 compared to the first nine months of the 2014 driven by valuation gains, lower provision for estimated losses on repurchase obligations and loan sale gains.

•	Provision for credit losses was a benefit in both the first nine months of 2015 and 2014, reflecting continued improvements in credit quality.
•	Noninterest expense declined $13 million, or 15% in the first nine months of 2015 compared with in the first nine months of 2014, due to lower costs of managing and servicing the loan portfolios.
•

Average portfolio loans declined $1.7 billion, or 19% in the first nine months of 2015 compared to the first nine months of 2014, due to customer payment activity and portfolio management activities to reduce under-performing assets.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue to depict the satisfaction of a performance obligation by transfer of promised goods or services to customers. The ASU also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued guidance deferring the mandatory effective date of the ASU for one year, to annual reporting periods beginning after December 15, 2017. The requirements within ASU 2014-09 should be applied retrospectively to each prior period presented (with several practical expedients for certain completed contracts) or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We plan to adopt the ASU consistent with the deferred mandatory effective date and continue to evaluate the impact of this ASU on our results of operations and financial position.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. All legal entities are subject to re-evaluation under this ASU, including investment companies and certain other entities measured in a manner consistent with ASC 946 Financial Services – Investment Companies which were previously excluded. The ASU will change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; eliminates the presumption that a

30    The PNC Financial Services Group, Inc. – Form 10-Q

general partner should consolidate a limited partnership; potentially changes the consolidation conclusions of reporting entities that are involved with VIEs, in particular those that have fee arrangements and related party arrangements, and provides a scope exception for reporting entities with interests held in certain money market funds. The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and may be applied through a retrospective or modified retrospective approach. We do not expect this ASU to have a material effect on our results of operations and financial position.

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

Table 28: Pension Expense – Sensitivity Analysis

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

RECOURSE AND REPURCHASE OBLIGATIONS

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2014 Form 10-K, PNC has sold commercial mortgage, residential mortgage and home equity loans/lines of credit directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets.

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

The PNC Financial Services Group, Inc. – Form 10-Q    31

and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. In addition to indemnification and repurchase risk, we face other risks of loss with respect to our participation in these programs, some of which are described in Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in our 2014 Form 10-K with respect to governmental inquiries related to FHA-insured loans. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

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

We previously reached agreements with both FNMA and FHLMC to resolve their repurchase claims with respect to loans sold between 2000 and 2008. Thus, our repurchase obligations involve Agency securitizations and other loan sales with FNMA and FHLMC subsequent to 2008 only, as well as Agency securitizations with GNMA and Non-Agency securitizations and other loan sales with private investors. The unpaid principal balance of loans associated with our exposure to repurchase obligations totaled $66.0 billion at September 30, 2015, of which $1.2 billion was 90 days or more delinquent. The comparative amounts were $68.3 billion and $1.5 billion, respectively, at December 31, 2014.

We believe our indemnification and repurchase liability appropriately reflects the estimated probable losses on indemnification and repurchase claims for all residential mortgage loans sold and outstanding as of September 30, 2015 and December 31, 2014. In making these estimates we consider the losses that we expect to incur over the life of the sold loans. See Note 16 Commitments and Guarantees in this Report for additional information on residential mortgage repurchase obligations.

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

32    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Quality Overview

Asset quality trends improved overall during the first nine months of 2015.

•

Nonperforming assets at September 30, 2015 decreased $390 million compared with December 31, 2014 as a result of improvements in both consumer lending and commercial lending nonperforming loans. Consumer lending nonperforming loans decreased $227 million and commercial lending nonperforming loans decreased another $106 million. Nonperforming assets were 0.69% of total assets at September 30, 2015 compared with 0.83% at December 31, 2014.

•

Overall loan delinquencies totaled $1.7 billion at September 30, 2015, a decrease of $283 million, or 15%, from year-end 2014 levels. The reduction was due in large part to a reduction in accruing government insured residential real estate loans past due 90 days or more of $161 million, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution.

•

Net charge-offs were $96 million in the third quarter of 2015, up 17%, or $14 million, from net charge-offs in the same quarter of 2014, as higher commercial loan and residential real estate loan net charge-offs were somewhat offset by lower home equity loan net charge-offs. For the nine months ended September 30, 2015, net charge-offs were $266 million, down from $413 million for the nine months ended September 30, 2014.

•

Provision for credit losses in the third quarter of 2015 increased to $81 million compared with $55 million in the third quarter of 2014. Provision for credit losses for the nine months ending September 30, 2015 declined to $181 million compared to $221 million for the nine months ending September 30, 2014.

•	The level of ALLL decreased to $3.2 billion at September 30, 2015 as compared to $3.3 billion at December 31, 2014.

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. A summary of the major categories of nonperforming assets are presented in Table 29. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements of this Report for further detail of nonperforming asset categories.

Table 29: Nonperforming Assets By Type

Dollars in millions	September 30 2015	December 31 2014
Nonperforming loans
Commercial lending	$520	$626
Consumer lending (a) (b)	1,657	1,884
Total nonperforming loans (c)	2,177	2,510
OREO and foreclosed assets	313	370
Total nonperforming assets	$2,490	$2,880
Amount of TDRs included in nonperforming loans	$1,171	$1,370
Percentage of total nonperforming loans	54%	55%
Nonperforming loans to total loans	1.06%	1.23%
Nonperforming assets to total loans, OREO and foreclosed assets	1.21	1.40
Nonperforming assets to total assets	.69	.83
Allowance for loan and lease losses to total nonperforming loans (d)	149	133
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.6 billion and $.8 billion at September 30, 2015 and December 31, 2014, which included $.3 billion and $.5 billion, respectively, of loans that are government insured/guaranteed.
(c)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(d)	The allowance for loan and lease losses in this ratio includes impairment reserves attributable to purchased impaired loans. See Note 1 Accounting Policies and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information. The allowance for loan and lease losses will be impacted by the expected fourth quarter 2015 change in our derecognition policy for purchased impaired loans that are pooled and accounted for as a single asset. For additional information on this policy change, see the Purchase Accounting Accretion and Valuation of Purchased Impaired Loans portion of the Consolidated Balance Sheet Review of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q    33

Table 30: Change in Nonperforming Assets

In millions	2015	2014
January 1	$2,880	$3,457
New nonperforming assets	1,089	1,657
Charge-offs and valuation adjustments	(367)	(427)
Principal activity, including paydowns and payoffs	(544)	(818)
Asset sales and transfers to loans held for sale	(296)	(440)
Returned to performing status	(272)	(454)
September 30	$2,490	$2,975

Nonperforming assets decreased $390 million at September 30, 2015 compared to December 31, 2014. Consumer lending nonperforming loans decreased $227 million and commercial lending nonperforming loans decreased another $106 million. As of September 30, 2015, approximately 89% of total nonperforming loans were secured by collateral which lessens reserve requirements and is expected to reduce credit losses in the event of default. As of September 30, 2015, commercial lending nonperforming loans were carried at approximately 60% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

Within consumer nonperforming loans, residential real estate TDRs comprise 69% of total residential real estate nonperforming loans at September 30, 2015, up from 60% at December 31, 2014. Home equity TDRs comprise 52% of home equity nonperforming loans at September 30, 2015, down from 54% at December 31, 2014. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At September 30, 2015, our largest nonperforming asset was $34 million in the Real Estate, Rental and Leasing Industry and our average nonperforming loan associated with commercial lending was less than $1 million. The ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 18% and 4% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of September 30, 2015.

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

Table 31: OREO and Foreclosed Assets

In millions	September 30 2015	December 31 2014
Other real estate owned (OREO):
Residential properties	$147	$183
Residential development properties	38	48
Commercial properties	108	120
Total OREO	293	351
Foreclosed and other assets	20	19
Total OREO and foreclosed assets	$313	$370

Total OREO and foreclosed assets decreased $57 million during the first nine months of 2015 and is 13% of total nonperforming assets at September 30, 2015. As of September 30, 2015 and December 31, 2014, 59% and 62%, respectively, of our OREO and foreclosed assets were comprised of residential related properties.

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

34    The PNC Financial Services Group, Inc. – Form 10-Q

Table 32: Accruing Loans Past Due (a) (b)

	Amount		Percentage of Total Outstandings
Dollars in millions	September 30 2015	December 31 2014	September 30 2015	December 31 2014
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$508	$582	.25%	.28%
Accruing loans past due 60 to 89 days	265	259	.13%	.13%
Total	773	841	.38%	.41%
Late stage loan delinquencies
Accruing loans past due 90 days or more	890	1,105	.43%	.54%
Total	$1,663	$1,946	.81%	.95%
(a)	Amounts in table represent recorded investment.
(b)	Past due loan amounts at September 30, 2015 include government insured or guaranteed loans of $181 million, $120 million, and $782 million for accruing loans past due 30 to 59 days, past due 60 to 89 days, and past due 90 days or more, respectively. The comparative amounts as of December 31, 2014 were $220 million, $136 million, and $996 million, respectively.

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased $68 million, or 8%, at September 30, 2015 compared to December 31, 2014, driven by reductions in consumer early stage delinquencies, which more than offset an increase in commercial real estate lending early stage delinquencies.

Accruing loans past due 90 days or more decreased $215 million, or 19%, at September 30, 2015 compared to December 31, 2014 due to declines in government insured residential real estate loans of $161 million, the majority of which we took possession of and conveyed the real estate, or are in the process of conveyance and claim resolution and other consumer government insured of $53 million. Accruing loans past due 90 days or more are referred to as late stage loan delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms. These loans totaled $.2 billion at both September 30, 2015 and December 31, 2014.

See Note 1 Accounting Policies and Note 3 Asset Quality in the Notes To Consolidated Financial Statements of this Report for additional information regarding our nonperforming loan and nonaccrual policies and further information on loan delinquencies.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $33 billion as of September 30, 2015, or 16% of the total loan portfolio. Of that total, $19.3 billion, or 59%, was outstanding under primarily variable-rate home equity lines of credit and $13.7 billion, or 41%, consisted of closed-end home equity installment loans. Approximately 5% of the home equity portfolio was purchased credit impaired and 3% of the home equity portfolio was on nonperforming status as of September 30, 2015.

As of September 30, 2015, we are in an originated first lien position for approximately 53% of the total outstanding portfolio and, where originated as a second lien, we currently hold or service the first lien position for an additional 2% of the portfolio. The remaining 45% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay either interest or principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with the borrower’s ability to satisfy the loan terms upon the draw period ending is considered in establishing our ALLL. Based upon outstanding balances at September 30, 2015, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

The PNC Financial Services Group, Inc. – Form 10-Q    35

Table 33: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2015	$224	$89
2016	1,209	398
2017	2,180	554
2018	961	753
2019	672	591
2020 and thereafter	3,390	5,652
Total (a) (b)	$8,636	$8,037
(a)	Includes all home equity lines of credit that mature in the remainder of 2015 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes approximately $5 million, $43 million, $48 million, $35 million, $25 million and $539 million of home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, with draw periods scheduled to end in the remainder of 2015, 2016, 2017, 2018, 2019 and 2020 and thereafter, respectively.

Based upon outstanding balances, and excluding purchased impaired loans, at September 30, 2015, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 5% were 90 days or more past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

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

A temporary modification, with a term between 3 and 24 months, involves a change in original loan terms for a period of time and reverts to a calculated exit rate for the remaining term of the loan as of a specific date. A permanent modification, with a term greater than 24 months, is a modification in which the terms of the original loan are changed. Permanent modification programs include the government-created Home Affordable Modification Program (HAMP) and PNC-developed HAMP-like modification programs. These programs first require a reduction of the interest rate followed by an extension of term and, if appropriate, deferral of principal payments.

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our borrowers’ and servicing customers’ needs while mitigating credit losses. Table 34 provides the number of bank-owned accounts and unpaid principal balance of modified consumer real estate related loans at the end of each year presented.

Table 34: Consumer Real Estate Related Loan Modifications

	September 30, 2015		December 31, 2014
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Temporary modifications (a)	4,604	$345	5,346	$417
Permanent modifications
Home equity	14,309	1,019	13,128	968
Residential real estate	9,628	1,795	12,526	2,350
Total permanent modifications	23,937	2,814	25,654	3,318
Total consumer real estate related loan modifications	28,541	$3,159	31,000	$3,735
(a)	All temporary modifications are home equity loans.

36    The PNC Financial Services Group, Inc. – Form 10-Q

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

We have established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of September 30, 2015 and December 31, 2014, $26 million and $34 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $10 million and $12 million have been determined to be TDRs as of September 30, 2015 and December 31, 2014, respectively.

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

Table 35: Summary of Troubled Debt Restructurings (a)

In millions	September 30 2015	December 31 2014
Consumer lending:
Real estate-related	$1,801	$1,864
Credit card	112	130
Other consumer	35	47
Total consumer lending (b)	1,948	2,041
Total commercial lending	420	542
Total TDRs	$2,368	$2,583
Nonperforming	$1,171	$1,370
Accruing	1,085	1,083
Credit card	112	130
Total TDRs	$2,368	$2,583
(a)	Amounts in table represent recorded investment, which includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Excludes $1.2 billion and $.9 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at September 30, 2015 and December 31, 2014, respectively.

Total TDRs decreased $215 million, or 8%, during the first nine months of 2015. Nonperforming TDRs were approximately 54% of total nonperforming loans, and 49% of total TDRs.

TDRs that are performing, including credit card loans, are excluded from nonperforming loans. These TDRs remained generally flat during the first nine months of 2015 at $1.2 billion. Generally, the accruing category is comprised of loans where borrowers have been performing under the restructured terms for at least six consecutive months. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

See Note 3 Asset Quality and the Credit Risk Management portion of the Risk Management section in our 2014 Form 10-K for additional information on loan modifications and TDRs.

The PNC Financial Services Group, Inc. – Form 10-Q    37

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

Table 36: Loan Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (annualized)
2015
Commercial	$145	$139	$6	.01%
Commercial real estate	29	46	(17)	(.09)
Equipment lease financing	2	3	(1)	(.02)
Home equity	139	69	70	.28
Residential real estate	17	10	7	.07
Credit card	121	16	105	3.13
Other consumer	136	40	96	.58
Total	$589	$323	$266	.17
2014
Commercial	$231	$156	$75	.11%
Commercial real estate	46	64	(18)	(.11)
Equipment lease financing	9	10	(1)	(.02)
Home equity	213	58	155	.58
Residential real estate	26	23	3	.03
Credit card	125	16	109	3.36
Other consumer	136	46	90	.53
Total	$786	$373	$413	.28

Total net charge-offs are lower than they would have been otherwise due to the accounting treatment for purchased impaired loans. This treatment also results in a lower ratio of net charge-offs to average loans. See Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on net charge-offs related to these loans.

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $3.2 billion at September 30, 2015 consisted of $1.6 billion established for each of the commercial lending and consumer lending categories. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.

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

38    The PNC Financial Services Group, Inc. – Form 10-Q

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At September 30, 2015, we had established reserves of $.8 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition. See Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.6 billion, or 50%, of the ALLL at September 30, 2015 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $1.6 billion, or 50%, of the ALLL at September 30, 2015 has been allocated to these consumer lending categories.

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

Table 37: Allowance for Loan and Lease Losses

Dollars in millions	2015	2014
January 1	$3,331	$3,609
Total net charge-offs	(266)	(413)
Provision for credit losses	181	221
Net change in allowance for unfunded loan commitments and letters of credit	(7)	(9)
Other	(2)	(2)
September 30	$3,237	$3,406
Net charge-offs to average loans (for the nine months ended) (annualized)	.17%	.28%
Total allowance for loan and lease losses to total loans (a)	1.58	1.70
Commercial lending net (charge-offs) / recoveries	$12	$(56)
Consumer lending net charge-offs	(278)	(357)
Total net charge-offs	$(266)	$(413)
Net charge-offs (recoveries) to average loans (for the nine months ended) (annualized)
Commercial lending	(.01)%	.06%
Consumer lending	.50	.62
(a)	This ratio will be impacted by the expected change in our derecognition policy for purchased impaired loans that are pooled and accounted for as a single asset. For additional information on this policy change, see the Purchase Accounting Accretion and Valuation of Purchased Impaired Loans portion of the Consolidated Balance Sheet Review of this Financial Review.

The provision for credit losses totaled $181 million for the first nine months of 2015 compared to $221 million for the first nine months of 2014. For the first nine months of 2015, the provision for commercial lending credit losses decreased by $41 million, or 46%, from the first nine months of 2014. The provision for consumer lending credit losses increased $1 million, or 1%, from the first nine months of 2014.

At September 30, 2015, total ALLL to total nonperforming loans was 149%. The comparable amount for December 31, 2014 was 133%. These ratios are 98% and 85%, respectively, when excluding the $1.1 billion and $1.2 billion of ALLL at September 30, 2015 and December 31, 2014, respectively, allocated to consumer loans and lines of credit not secured by

The PNC Financial Services Group, Inc. – Form 10-Q    39

residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted in accordance with ASC 310-30 based on the recorded investment balance. See Table 29 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first nine months of 2015, improved asset quality trends, including, but not limited to, delinquency status and improving economic conditions, as well as reduced net charge-offs combined to result in the ALLL balance decline of $.1 billion, or 3% to $3.2 billion as of September 30, 2015 compared to December 31, 2014.

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

PNC also monitors its liquidity by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflow, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. For PNC and PNC Bank, the LCR became effective January 1, 2015. The minimum required LCR will be phased-in over a period of years. For 2015, PNC and PNC Bank are required to calculate the LCR on a month-end basis and the minimum LCR that PNC and PNC Bank are required to maintain is 80 percent. Effective July 1, 2016, PNC and PNC Bank must begin calculating their respective LCR ratios on a daily basis.

As of September 30, 2015, the LCR for PNC and PNC Bank exceeded 100 percent. The September 30, 2015 LCR calculation and the underlying components are based on PNC’s current interpretation and understanding of the final LCR rules and are subject to, among other things, further regulatory guidance.

We provide additional information regarding regulatory liquidity requirements and their potential impact on PNC in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2014 Form 10-K.

Bank Level Liquidity – Uses

At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of September 30, 2015, there were approximately $6.7 billion of bank borrowings with contractual maturities of less than one year. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base generated by our retail and commercial banking businesses. Total deposits increased to $245.0 billion at September 30, 2015 from $232.2 billion at December 31, 2014, driven primarily by growth in money market and savings deposits. Assets determined by PNC to be liquid (liquid assets) and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short-term and long-term funding sources.

At September 30, 2015, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $37.7 billion and securities available for sale totaling $53.7 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Of our total liquid assets of $91.4 billion, we had $3.7 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition to the liquid assets we pledged, $6.5 billion of securities held to maturity were also pledged as collateral for these purposes.

In addition to the customer deposit base, which has historically provided the single largest source of relatively stable and low-cost funding, the bank also obtains liquidity through the issuance of traditional forms of funding, including long-term debt (senior notes and subordinated debt and FHLB advances) and short-term borrowings (Federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings).

40    The PNC Financial Services Group, Inc. – Form 10-Q

Under the 2014 bank note program, PNC Bank may from time to time offer unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes). On May 22, 2015, PNC Bank increased the capacity of this program by $5.0 billion to a maximum aggregate principal amount at any one time outstanding of $30.0 billion. The $30.0 billion of notes authorized to be issued and outstanding at any one time includes notes issued by PNC Bank under the 2004 bank note program and those notes PNC Bank has assumed through the acquisition of other banks, in each case for so long as such notes remain outstanding. The terms of the 2014 bank note program do not affect any of the bank notes issued prior to January 16, 2014. At September 30, 2015, PNC Bank had $22.3 billion of notes outstanding under this program. The following table details all issuances through September 30, 2015:

Table 38: PNC Bank Bank Notes Issued During 2015

Issuance Date	Amount	Description of Issuance
February 6, 2015	$600 million	Floating rate senior notes issued to an affiliate with a maturity date of January 26, 2017. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .30%, on January 26, April 26, July 26 and October 26 of each year, beginning on April 26, 2015.

February 23, 2015	$750 million	Senior notes with a maturity date of February 23, 2025. Interest is payable semi-annually at a fixed rate of 2.950% on February 23 and August 23 of each year, beginning on August 23, 2015.

February 23, 2015	$1.0 billion	Senior notes with a maturity date of February 23, 2018. Interest is payable semi-annually at a fixed rate of 1.500% on February 23 and August 23 of each year, beginning on August 23, 2015.

May 27, 2015	$200 million	Floating rate senior notes with a maturity date of May 27, 2021. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .65%, on February 27, May 27, August 27 and November 27 of each year, beginning on August 27, 2015.

June 1, 2015	$550 million	Floating rate senior notes with a maturity date of June 1, 2018. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .42%, on March 1, June 1, September 1 and December 1 of each year, beginning on September 1, 2015.

June 1, 2015	$1.3 billion	Senior notes with a maturity date of June 1, 2018. Interest is payable semi-annually at a fixed rate of 1.600% on June 1 and December 1 of each year, beginning on December 1, 2015.

June 1, 2015	$750 million	Senior notes with a maturity date of June 1, 2020. Interest is payable semi-annually at a fixed rate of 2.300% on June 1 and December 1 of each year, beginning on December 1, 2015.

June 1, 2015	$400 million	Senior notes with a maturity date of June 1, 2025. Interest is payable semi-annually at a fixed rate of 3.250% on June 1 and December 1 of each year, beginning on December 1, 2015.

July 21, 2015	$750 million	Senior notes with a maturity date of July 20, 2018. Interest is payable semi-annually at a fixed rate of 1.850% on January 20 and July 20 of each year, beginning on January 20, 2016.

July 21, 2015	$750 million	Senior notes with a maturity date of July 21, 2020. Interest is payable semi-annually at a fixed rate of 2.600% on January 21 and July 21 of each year, beginning on January 21, 2016.

Total senior and subordinated debt of PNC Bank increased to $24.0 billion at September 30, 2015 from $17.5 billion at December 31, 2014 due to the following activity in the period.

Table 39: PNC Bank Senior and Subordinated Debt

In billions	2015
January 1	$17.5
Issuances	7.0
Calls and maturities	(.7)
Other	.2
September 30	$24.0

See Note 18 Subsequent Events in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report for information on two issuances of senior notes totaling $1.75 billion on November 3, 2015.

PNC Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At September 30, 2015, our unused secured borrowing capacity was $16.0 billion with the FHLB-Pittsburgh. Total FHLB borrowings increased to $21.7 billion at September 30, 2015 from $20.0 billion at December 31, 2014 due to the following activity in the period.

The PNC Financial Services Group, Inc. – Form 10-Q    41

Table 40: FHLB Borrowings

In billions	2015
January 1	$20.0
Issuances	2.3
Calls and maturities	(.6)
September 30	$21.7

The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank to secure certain public deposits. PNC Bank began using standby letters of credit issued by the FHLB-Pittsburgh for these purposes in response to the regulatory liquidity standards finalized during 2014. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank. At September 30, 2015, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $6.0 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of September 30, 2015, there was $1.1 billion outstanding under this program.

PNC Bank can also borrow from the Federal Reserve Bank discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At September 30, 2015, our unused secured borrowing capacity was $13.7 billion with the Federal Reserve Bank.

Parent Company Liquidity

As of September 30, 2015, available parent company liquidity totaled $5.0 billion. Parent company liquidity is primarily held in short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

Parent Company Liquidity – Uses

The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of September 30, 2015, there were approximately $1.9 billion of parent company borrowings with contractual maturities of less than one year. Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions.

See Balance Sheet, Liquidity and Capital Highlights in the Executive Summary section of this Financial Review for information on our 2015 capital plan that was accepted by the

Federal Reserve. Our capital plan included a recommendation to increase the quarterly common stock dividend in the second quarter of 2015 and the ability to redeem the Series K Preferred Stock, as further described below, and also included share repurchase programs of up to $2.875 billion for the five quarter period beginning in the second quarter of 2015. See the Capital portion of the Consolidated Balance Sheet Review in this Financial Review for more information on our share repurchase programs, including detail on our first quarter repurchase of 4.4 million common shares for $.4 billion, our second quarter repurchase of 5.9 million common shares for $.6 billion and our third quarter repurchase of 6.2 million common shares for $.6 billion.

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

See Table 38 for information on an affiliate purchase of notes issued by PNC Bank during 2015.

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend

42    The PNC Financial Services Group, Inc. – Form 10-Q

payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.6 billion at September 30, 2015. See Note 20 Regulatory Matters in our 2014 Form 10-K for a further discussion of these limitations. We provide additional information on certain contractual restrictions in Note 12 Capital Securities of a Subsidiary Trust and Perpetual Trust Securities in our 2014 Form 10-K.

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

Total parent company senior and subordinated debt and hybrid capital instruments decreased to $8.2 billion at September 30, 2015 from $10.1 billion at December 31, 2014 due to the following activity in the period.

Table 41: Parent Company Senior and Subordinated Debt and Hybrid Capital Instruments

In billions	2015
January 1	$10.1
Maturities	(1.9)
September 30	$8.2

The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of September 30, 2015, there were no issuances outstanding under this program.

Status of Credit Ratings

The cost and availability of short-term and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by PNC’s credit ratings.

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

Table 42: Credit Ratings as of September 30, 2015 for PNC and PNC Bank

	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-

PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

The PNC Financial Services Group, Inc. – Form 10-Q    43

Commitments

The following tables set forth contractual obligations and various other commitments as of September 30, 2015 representing required and potential cash outflows.

Table 43: Contractual Obligations

		Payment Due By Period
September 30, 2015 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits (a)	$20,882	$15,457	$1,608	$1,079	$2,738
Borrowed funds (a) (b)	56,663	12,039	21,912	13,938	8,774
Minimum annual rentals on noncancellable leases	2,713	380	656	488	1,189
Nonqualified pension and postretirement benefits	519	56	109	108	246
Purchase obligations (c)	879	449	252	143	35
Total contractual cash obligations	$81,656	$28,381	$24,537	$15,756	$12,982
(a)	Includes purchase accounting adjustments.
(b)	Includes basis adjustment relating to accounting hedges.
(c)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At September 30, 2015, we had unrecognized tax benefits of $30 million, which represents a reserve for tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimate has been excluded from the contractual obligations table. See Note 14 Income Taxes in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

Our contractual obligations totaled $82.0 billion at December 31, 2014. The slight decrease in the comparison is primarily attributable to a decrease in time deposits. See Funding Sources in the Consolidated Balance Sheet Review section of this Financial Review for additional information regarding our funding sources.

Table 44: Other Commitments (a)

		Amount Of Commitment Expiration By Period
September 30, 2015 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Commitments to extend credit (b)	$141,370	$54,016	$47,888	$38,908	$558
Net outstanding standby letters of credit (c)	9,112	4,433	3,728	925	26
Reinsurance agreements (d)	2,054	9	19	27	1,999
Standby bond purchase agreements	968	255	638	75
Other commitments (e)	990	735	224	31
Total commitments	$154,494	$59,448	$52,497	$39,966	$2,583
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.
(c)	Includes $4.9 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(d)	Reinsurance agreements are with third-party insurers related to insurance sold to or placed on behalf of our customers. Balances represent estimates based on availability of financial information.
(e)	Includes other commitments of $290 million that were not on our Consolidated Balance Sheet. The remaining $700 million of other commitments were included in Other liabilities on our Consolidated Balance Sheet.

Our total commitments were $154.9 billion at December 31, 2014. See Note 16 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information related to our commitments.

44    The PNC Financial Services Group, Inc. – Form 10-Q

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

Sensitivity results and market interest rate benchmarks for the third quarters of 2015 and 2014 follow:

Table 45: Interest Sensitivity Analysis

	Third Quarter 2015	Third Quarter 2014
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	2.7%	2.8%
100 basis point decrease	(.7)%	(.6)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	6.4%	7.0%
100 basis point decrease	(5.3)%	(3.2)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(5.2)	(3.3)
Key Period-End Interest Rates
One-month LIBOR	.19%	.16%
Three-year swap	.98%	1.30%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Table 46: Net Interest Income Sensitivity to Alternative Rate Scenarios (Third Quarter 2015)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	4.8%	1.8%	(1.0)%
Second year sensitivity	10.3%	4.4%	(4.9)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 45 and 46 above. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates. We also consider forward projections of purchase accounting accretion when forecasting net interest income.

The PNC Financial Services Group, Inc. – Form 10-Q    45

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Table 47: Alternate Interest Rate Scenarios: One Year Forward

The third quarter 2015 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

During the first nine months of 2015, our 95% VaR ranged between $1.4 million and $3.6 million, averaging $2.3 million. During the first nine months of 2014, our 95% VaR ranged between $.9 million and $3.9 million, averaging $2.5 million.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. This assumes that market exposures remain constant throughout the day and that recent historical market variability is a good predictor of future variability. Our customer-related trading activity includes customer revenue and intraday hedging which helps to reduce losses, and may reduce the number of instances of actual losses exceeding the prior day VaR measure. There were six such instances during the first nine months of 2015 where actual losses exceeded the prior day VaR measure under our diversified VaR measure. In comparison, there were no such instances during the first nine months of 2014. We use a 500 day look back period for backtesting and include customer-related revenue.

The following graph shows a comparison of enterprise-wide gains and losses against prior day diversified VaR for the period indicated.

Table 48: Enterprise-Wide Gains/Losses Versus Value-at-Risk

Customer-related trading revenue increased to $155 million for the first nine months of 2015 compared with $130 million for the first nine months of 2014. This increase was primarily due to market interest rate changes impacting credit valuations for customer-related derivatives activities and improved derivatives client sales revenues.

Customer-related trading revenue increased to $53 million for the third quarter of 2015 compared with $46 million for the third quarter of 2014. This increase was primarily due to improved derivative client sales revenues.

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

46    The PNC Financial Services Group, Inc. – Form 10-Q

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

A summary of our equity investments follows:

Table 49: Equity Investments Summary

In millions	September 30 2015	December 31 2014
BlackRock	$6,501	$6,265
Tax credit investments	2,171	2,616
Private equity	1,616	1,615
Visa	43	77
Other	166	155
Total	$10,497	$10,728

BlackRock

PNC owned approximately 35 million common stock equivalent shares of BlackRock equity at September 30, 2015, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are direct tax credit investments and equity investments held by consolidated partnerships which totaled $2.2 billion at September 30, 2015 and $2.6 billion at December 31, 2014. These equity investment balances include unfunded commitments totaling $616 million and $717 million at September 30, 2015 and December 31, 2014, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report has further information on Tax Credit Investments.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment.

Private equity investments carried at estimated fair value totaled $1.6 billion at both September 30, 2015 and December 31, 2014. As of September 30, 2015, $1.2 billion was invested directly in a variety of companies and $.4 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The noncontrolling interests of these funds totaled $157 million as of September 30, 2015. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors included in our 2014 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and sponsorship of private funds covered by the Volcker Rule.

Our unfunded commitments related to private equity totaled $139 million at September 30, 2015 compared with $140 million at December 31, 2014.

Visa

Our 2014 Form 10-K includes information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, the status of pending interchange litigation, the sales of portions of our Visa Class B common shares and the related swap agreements with the purchaser.

During the first nine months of 2015, we sold 1.5 million Visa Class B common shares, in addition to the 16.5 million shares sold in previous years. We have entered into swap agreements with the purchasers of the shares as part of these sales. At September 30, 2015, our investment in Visa Class B common shares totaled approximately 5.4 million shares and had a carrying value of $43 million. Based on the September 30, 2015 closing price of $69.66 for the Visa Class A common shares, the fair value of our total investment was approximately $616 million at the current conversion rate. The Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of all of the specified litigation.

Other Investments

We also make investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. At September 30, 2015 other investments totaled $166 million compared with $155 million at December 31, 2014. Net gains related to these investments were not significant for the first nine months of 2015 and 2014.

The PNC Financial Services Group, Inc. – Form 10-Q    47

Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses.

Our unfunded commitments related to other investments at September 30, 2015 and December 31, 2014 were not significant.

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

Financial derivatives involve, to varying degrees, market and credit risk. Periodic cash payments are exchanged for interest rate swaps, options and futures contracts. Premiums are also exchanged for options contracts. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments.

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

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at September 30, 2015 and December  31, 2014.

Table 50: Financial Derivatives Summary

	September 30, 2015		December 31, 2014
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$52,710	$1,387	$49,061	$1,075
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$91,020	$420	$76,102	$409
Total derivatives used for commercial mortgage banking activities	27,338	43	26,290	26
Total derivatives used for customer-related activities	190,090	149	183,474	122
Total derivatives used for other risk management activities	5,535	(357)	5,390	(425)
Total derivatives not designated as hedging instruments	$313,983	$255	$291,256	$132
Total Derivatives	$366,693	$1,642	$340,317	$1,207
(a)	Represents the net fair value of assets and liabilities.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2015, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) were effective as of September 30, 2015, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

48    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    49

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

50    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    51

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

52    The PNC Financial Services Group, Inc. – Form 10-Q

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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than we are currently expecting. These statements are based on our current view that the U.S. economic expansion will speed up to an above trend growth rate near 2.5 percent in the fourth quarter of 2015, boosted by lower oil/energy prices and solid job gains, and that short-term interest rates and bond yields will rise slowly during the remainder of 2015. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

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

54    The PNC Financial Services Group, Inc. – Form 10-Q

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

We provide greater detail regarding these as well as other factors in our 2014 10-K, in our first and second quarter 2015 Form 10-Qs, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in such reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    55

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2015	2014	2015	2014
Interest Income
Loans	$1,804	$1,848	$5,397	$5,592
Investment securities	423	387	1,236	1,226
Other	114	93	332	276
Total interest income	2,341	2,328	6,965	7,094
Interest Expense
Deposits	107	81	297	239
Borrowed funds	172	143	482	427
Total interest expense	279	224	779	666
Net interest income	2,062	2,104	6,186	6,428
Noninterest Income
Asset management	376	411	1,168	1,137
Consumer services	341	320	986	933
Corporate services	384	374	1,097	1,018
Residential mortgage	125	140	453	483
Service charges on deposits	172	179	481	482
Net gains (losses) on sales of securities	(9)	–	41	4
Other	324	313	960	943
Total noninterest income	1,713	1,737	5,186	5,000
Total revenue	3,775	3,841	11,372	11,428
Provision For Credit Losses	81	55	181	221
Noninterest Expense
Personnel	1,222	1,189	3,579	3,441
Occupancy	209	200	634	617
Equipment	227	220	680	625
Marketing	64	66	193	186
Other	630	682	1,981	2,080
Total noninterest expense	2,352	2,357	7,067	6,949
Income before income taxes and noncontrolling interests	1,342	1,429	4,124	4,258
Income taxes	269	391	1,003	1,108
Net income	1,073	1,038	3,121	3,150
Less: Net income (loss) attributable to noncontrolling interests	18	1	23	2
Preferred stock dividends and discount accretion and redemptions	64	71	182	189
Net income attributable to common shareholders	$991	$966	$2,916	$2,959
Earnings Per Common Share
Basic	$1.93	$1.82	$5.64	$5.55
Diluted	1.90	1.79	5.52	5.45
Average Common Shares Outstanding
Basic	512	529	516	531
Diluted	520	537	525	539

See accompanying Notes To Consolidated Financial Statements.

56    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Net income	$1,073	$1,038	$3,121	$3,150
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	154	(132)	(137)	269
Net unrealized gains (losses) on OTTI securities	4	15	11	122
Net unrealized gains (losses) on cash flow hedge derivatives	234	(81)	303	(5)
Pension and other postretirement benefit plan adjustments	7	(2)	57	89
Other	(1)	(12)	(37)	(5)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	398	(212)	197	470
Income tax benefit (expense) related to items of other comprehensive income	(162)	58	(85)	(179)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	236	(154)	112	291
Comprehensive income	1,309	884	3,233	3,441
Less: Comprehensive income (loss) attributable to noncontrolling interests	18	1	23	2
Comprehensive income attributable to PNC	$1,291	$883	$3,210	$3,439

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    57

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except par value	September 30 2015	December 31 2014
Assets
Cash and due from banks (includes $5 and $6 for VIEs) (a)	$3,835	$4,360
Federal funds sold and resale agreements (includes $139 and $155 measured at fair value) (b)	1,534	1,852
Trading securities	1,901	2,353
Interest-earning deposits with banks (includes $5 and $6 for VIEs) (a)	34,224	31,779
Loans held for sale (includes $1,888 and $2,154 measured at fair value) (b)	2,060	2,262
Investment securities	68,066	55,823
Loans (includes $1,354 and $1,606 for VIEs) (a) (includes $915 and $1,034 measured at fair value) (b)	204,983	204,817
Allowance for loan and lease losses (includes $(43) and $(50) for VIEs) (a)	(3,237)	(3,331)
Net loans	201,746	201,486
Goodwill	9,103	9,103
Mortgage servicing rights	1,467	1,351
Other intangible assets	407	493
Equity investments (includes $114 and $492 for VIEs) (a)	10,497	10,728
Other (includes $468 and $483 for VIEs) (a) (includes $349 and $412 measured at fair value) (b)	27,285	23,482
Total assets	$362,125	$345,072
Liabilities
Deposits
Noninterest-bearing	$78,239	$73,479
Interest-bearing	166,740	158,755
Total deposits	244,979	232,234
Borrowed funds
Federal funds purchased and repurchase agreements	2,077	3,510
Federal Home Loan Bank borrowings	21,664	20,005
Bank notes and senior debt	19,749	15,750
Subordinated debt	9,242	9,151
Commercial paper	1,125	4,995
Other (includes $207 and $347 for VIEs) (a) (includes $136 and $273 measured at fair value) (b)	2,806	3,357
Total borrowed funds	56,663	56,768
Allowance for unfunded loan commitments and letters of credit	266	259
Accrued expenses (includes $55 and $70 for VIEs) (a)	5,185	5,187
Other (includes $95 and $206 for VIEs) (a)	8,754	4,550
Total liabilities	315,847	298,998
Equity
Preferred stock (c)
Common stock ($5 par value, authorized 800 shares, issued 542 and 541 shares)	2,708	2,705
Capital surplus – preferred stock	3,450	3,946
Capital surplus – common stock and other	12,675	12,627
Retained earnings	28,337	26,200
Accumulated other comprehensive income (loss)	615	503
Common stock held in treasury at cost: 32 and 18 shares	(2,837)	(1,430)
Total shareholders’ equity	44,948	44,551
Noncontrolling interests	1,330	1,523
Total equity	46,278	46,074
Total liabilities and equity	$362,125	$345,072
(a)	Amounts represent the assets or liabilities of consolidated variable interest entities (VIEs).
(b)	Amounts represent items for which we have elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

58    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2015	2014
Operating Activities
Net income	$3,121	$3,150
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	181	221
Depreciation and amortization	802	724
Deferred income taxes	128	50
Net gains on sales of securities	(41)	(4)
Changes in fair value of mortgage servicing rights	297	308
Gain on sales of Visa Class B common shares	(122)	(173)
Undistributed earnings of BlackRock	(292)	(334)
Excess tax benefits from share-based payment arrangements	(33)	(23)
Net change in
Trading securities and other short-term investments	165	628
Loans held for sale	(86)	(220)
Other assets	(2,415)	170
Accrued expenses and other liabilities	2,280	332
Other	(385)	(249)
Net cash provided (used) by operating activities	3,600	4,580
Investing Activities
Sales
Securities available for sale	3,341	3,564
Loans	1,613	1,866
Repayments/maturities
Securities available for sale	6,013	5,349
Securities held to maturity	1,541	1,648
Purchases
Securities available for sale	(17,546)	(5,057)
Securities held to maturity	(3,735)
Loans	(564)	(544)
Net change in
Federal funds sold and resale agreements	317	222
Interest-earning deposits with banks	(2,445)	(14,112)
Loans	(1,502)	(7,206)
Other	(567)	(277)
Net cash provided (used) by investing activities	(13,534)	(14,547)

The PNC Financial Services Group, Inc. – Form 10-Q    59

(continued on following page)

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

Unaudited In millions	Nine months ended September 30
	2015	2014
Financing Activities
Net change in
Noninterest-bearing deposits	$4,772	$ 2,672
Interest-bearing deposits	7,985	2,716
Federal funds purchased and repurchase agreements	(1,433)	(789)
Commercial paper	(2)	(268)
Other borrowed funds	276	(156)
Sales/issuances
Federal Home Loan Bank borrowings	2,250	10,150
Bank notes and senior debt	6,428	4,933
Subordinated debt		745
Commercial paper	1,394	6,737
Other borrowed funds	613	470
Common and treasury stock	130	203
Repayments/maturities
Federal Home Loan Bank borrowings	(591)	(6,591)
Bank notes and senior debt	(2,629)	(2,194)
Subordinated debt	57	34
Commercial paper	(5,262)	(6,657)
Other borrowed funds	(1,557)	(374)
Preferred stock redemption	(500)
Excess tax benefits from share-based payment arrangements	33	23
Acquisition of treasury stock	(1,598)	(633)
Preferred stock cash dividends paid	(178)	(185)
Common stock cash dividends paid	(779)	(748)
Net cash provided (used) by financing activities	9,409	10,088
Net Increase (Decrease) In Cash And Due From Banks	(525)	121
Cash and due from banks at beginning of period	4,360	4,043
Cash and due from banks at end of period	$3,835	$ 4,164
Supplemental Disclosures
Interest paid	$764	$ 627
Income taxes paid	527	689
Income taxes refunded	2	9
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	153	485
Transfer from loans to foreclosed assets	340	465

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2014 Annual Report on Form 10-K. Reference is made to Note 1 Accounting Policies in the 2014 Form 10-K for a detailed description of significant accounting policies. Included herein are policies that are required to be disclosed on an interim basis as well as policies where there has been a significant change within the first nine months of 2015. These interim consolidated financial statements serve to update the 2014 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

Loans Excluded from Nonperforming Classification but Accounted for as Nonaccrual

•          Loans accounted for under the fair value option and full collection of principal and interest is not probable.

•          Loans accounted for at the lower of cost or market less costs to sell (Held for Sale) and full collection of principal and interest is not probable.

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

Loans Excluded from Nonperforming Classification but Accounted for as Nonaccrual

•          Loans accounted for under the fair value option and full collection of principal and interest is not probable.

•          Loans accounted for at the lower of cost or market less costs to sell (Held for Sale) and full collection of principal and interest is not probable.

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

64    The PNC Financial Services Group, Inc. – Form 10-Q

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

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses incurred on these unfunded credit facilities as of the balance sheet date. We determine the allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors, and, solely for commercial lending, the terms and expiration dates of the unfunded credit facilities. Other than the estimation of the probability of funding, the reserve for unfunded loan commitments is estimated in a manner similar to the methodology used for determining reserves for funded exposures. The allowance for unfunded loan commitments and letters of credit is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded loan commitments and letters of credit are included in the provision for credit losses.

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

Recently Adopted Accounting Standards

We did not adopt any new accounting standards during the third quarter of 2015.

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

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where PNC retains the servicing, we recognize a servicing right at fair value. See Note 8 Goodwill and Other Intangible Assets for information on our servicing rights, including the carrying value of servicing assets.

The PNC Financial Services Group, Inc. – Form 10-Q    65

The following table provides cash flows associated with PNC’s loan sale and servicing activities:

Table 51: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended September 30, 2015
Sales of loans (c)	$2,329	$846
Repurchases of previously transferred loans (d)	129		$90
Servicing fees (e)	84	35	4
Servicing advances recovered/(funded), net	32	(6)	3
Cash flows on mortgage-backed securities held (f)	424	41
CASH FLOWS – Three months ended September 30, 2014
Sales of loans (c)	$2,153	$1,091
Repurchases of previously transferred loans (d)	188		$4
Servicing fees (e)	86	34	4
Servicing advances recovered/(funded), net	15	38
Cash flows on mortgage-backed securities held (f)	238	51
CASH FLOWS – Nine months ended September 30, 2015
Sales of loans (c)	$6,284	$3,025
Repurchases of previously transferred loans (d)	432		$92
Servicing fees (e)	249	103	12
Servicing advances recovered/(funded), net	70	22	28
Cash flows on mortgage-backed securities held (f)	1,093	155
CASH FLOWS – Nine months ended September 30, 2014
Sales of loans (c)	$6,437	$2,026
Repurchases of previously transferred loans (d)	556		$13
Servicing fees (e)	260	101	14
Servicing advances recovered/(funded), net	84	93	6
Cash flows on mortgage-backed securities held (f)	724	242
(a)	Represents cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged.
(c)	Gains/losses recognized on sales of loans were insignificant for the periods presented.
(d)	Includes government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option and loans repurchased due to breaches of origination covenants or representations and warranties made to purchasers.
(e)	Includes contractually specified servicing fees, late charges and ancillary fees.
(f)	Represents cash flows on securities we hold issued by a securitization SPE in which PNC transferred to and/or services loans. The carrying value of such securities held were $5.8 billion in residential mortgage-backed securities and $1.1 billion in commercial mortgage-backed securities at September 30, 2015 and $3.5 billion in residential mortgage-backed securities and $1.2 billion in commercial mortgage-backed securities at September 30, 2014. Additionally, at December 31, 2014, the carrying value of such securities held were $3.4 billion in residential mortgage-backed securities and $1.3 billion in commercial mortgage-backed securities.

66    The PNC Financial Services Group, Inc. – Form 10-Q

The table below presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement of these loans. For more information regarding our recourse and repurchase obligations, including our reserve of estimated losses, see the Recourse and Repurchase Obligations section of Note 16 Commitments and Guarantees.

Table 52: Principal Balance, Delinquent Loans, and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
September 30, 2015
Total principal balance	$74,338	$53,466	$3,009
Delinquent loans (c)	2,014	792	933
December 31, 2014
Total principal balance	$79,108	$60,873	$3,833
Delinquent loans (c)	2,657	707	1,303
Three months ended September 30, 2015
Net charge-offs (d)	$23	$236	$6
Three months ended September 30, 2014
Net charge-offs (d)	$33	$439	$15
Nine months ended September 30, 2015
Net charge-offs (d)	$92	$491	$21
Nine months ended September 30, 2014
Net charge-offs (d)	$108	$1,139	$47
(a)	Represents information at the securitization level in which PNC has sold loans and is the servicer for the securitization.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged.
(c)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(d)	Net charge-offs for Residential mortgages and Home equity loans/lines represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for CMBS securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

The PNC Financial Services Group, Inc. – Form 10-Q    67

Variable Interest Entities (VIEs)

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2014 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of September 30, 2015 and December 31, 2014, respectively. We have not provided additional financial support to these entities which we are not contractually required to provide.

Table 53: Consolidated VIEs – Carrying Value (a) (b)

September 30, 2015 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$5	$5
Interest-earning deposits with banks		5	5
Loans	$1,348	6	1,354
Allowance for loan and lease losses	(43)		(43)
Equity investments		114	114
Other assets	19	449	468
Total assets	$1,324	$579	$1,903
Liabilities
Other borrowed funds	$51	$156	$207
Accrued expenses		55	55
Other liabilities		95	95
Total liabilities	$51	$306	$357

December 31, 2014 In millions	Credit Card and Other Securitization Trusts	Tax Credit Investments	Total
Assets
Cash and due from banks		$6	$6
Interest-earning deposits with banks		6	6
Loans	$1,606		1,606
Allowance for loan and lease losses	(50)		(50)
Equity investments		492	492
Other assets	31	452	483
Total assets	$1,587	$956	$2,543
Liabilities
Other borrowed funds	$166	$181	$347
Accrued expenses		70	70
Other liabilities		206	206
Total liabilities	$166	$457	$623
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Difference between total assets and total liabilities represents the equity portion of the VIE or intercompany assets and liabilities which are eliminated in consolidation.

68    The PNC Financial Services Group, Inc. – Form 10-Q

Table 54: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
September 30, 2015
Commercial Mortgage-Backed Securitizations (b)	$1,314	$1,314	(c)
Residential Mortgage-Backed Securitizations (b)	5,783	5,783	(c)	$1	(e)
Tax Credit Investments and Other	2,388	2,447	(d)	719	(f)
Total	$9,485	$9,544		$720

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
December 31, 2014
Commercial Mortgage-Backed Securitizations (b)	$1,550	$1,550	(c)	$1	(e)
Residential Mortgage-Backed Securitizations (b)	3,385	3,385	(c)	4	(e)
Tax Credit Investments and Other	2,270	2,304	(d)	777	(f)
Total	$7,205	$7,239		$782
(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable).
(b)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Values disclosed in the PNC Risk of Loss column represent our maximum exposure to loss for those securities’ holdings. Additionally, we also invest in other mortgage and asset-backed securities issued by third-party VIEs with which we have no continuing involvement. Further information on these securities is included in Note 6 Investment Securities.
(c)	Included in Trading securities, Investment securities, Other intangible assets and Other assets on our Consolidated Balance Sheet.
(d)	Included in Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)	Included in Other liabilities on our Consolidated Balance Sheet.
(f)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

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

The following tables display the delinquency status of our loans and our nonperforming assets at September 30, 2015 and December 31, 2014, respectively.

Table 55: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d) (e)
September 30, 2015
Commercial Lending
Commercial	$96,952	$56	$39	$36	$131	$301		$43	$97,427
Commercial real estate	25,671	32	17		49	212		161	26,093
Equipment lease financing	7,635	2			2	7			7,644
Total commercial lending	130,258	90	56	36	182	520		204	131,164
Consumer Lending
Home equity	30,124	69	31		100	1,029		1,753	33,006
Residential real estate (f)	10,691	146	58	585	789	571	$231	2,210	14,492
Credit card	4,523	26	18	30	74	3			4,600
Other consumer (g)	21,149	177	102	239	518	54			21,721
Total consumer lending	66,487	418	209	854	1,481	1,657	231	3,963	73,819
Total	$196,745	$508	$265	$890	$1,663	$2,177	$231	$4,167	$204,983
Percentage of total loans	95.99%	.25%	.13%	.43%	.81%	1.06%	.11%	2.03%	100.00%
December 31, 2014
Commercial Lending
Commercial	$96,922	$73	$24	$37	$134	$290		$74	$97,420
Commercial real estate	22,667	23	2		25	334		236	23,262
Equipment lease financing	7,672	11	1		12	2			7,686
Total commercial lending	127,261	107	27	37	171	626		310	128,368
Consumer Lending
Home equity	31,474	70	32		102	1,112		1,989	34,677
Residential real estate (f)	9,900	163	68	742	973	706	$269	2,559	14,407
Credit card	4,528	28	20	33	81	3			4,612
Other consumer (g)	22,071	214	112	293	619	63			22,753
Total consumer lending	67,973	475	232	1,068	1,775	1,884	269	4,548	76,449
Total	$195,234	$582	$259	$1,105	$1,946	$2,510	$269	$4,858	$204,817
Percentage of total loans	95.32%	.28%	.13%	.54%	.95%	1.23%	.13%	2.37%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.5 billion and $1.7 billion at September 30, 2015 and December 31, 2014, respectively.
(e)	Future accretable yield related to purchased impaired loans is not included in the analysis of loan portfolio.
(f)	Past due loan amounts at September 30, 2015 include government insured or guaranteed Residential real estate mortgages totaling $62 million for 30 to 59 days past due, $40 million for 60 to 89 days past due and $558 million for 90 days or more past due. Past due loan amounts at December 31, 2014 include government insured or guaranteed Residential real estate mortgages totaling $68 million for 30 to 59 days past due, $43 million for 60 to 89 days past due and $719 million for 90 days or more past due.
(g)	Past due loan amounts at September 30, 2015 include government insured or guaranteed Other consumer loans totaling $119 million for 30 to 59 days past due, $80 million for 60 to 89 days past due and $224 million for 90 days or more past due. Past due loan amounts at December 31, 2014 include government insured or guaranteed Other consumer loans totaling $152 million for 30 to 59 days past due, $93 million for 60 to 89 days past due and $277 million for 90 days or more past due.

70    The PNC Financial Services Group, Inc. – Form 10-Q

At September 30, 2015, we pledged $18.9 billion of commercial loans to the Federal Reserve Bank (FRB) and $54.2 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2014 were $19.2 billion and $52.8 billion, respectively.

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

Table 56: Nonperforming Assets

Dollars in millions	September 30 2015	December 31 2014
Nonperforming loans
Total commercial lending	$520	$626
Total consumer lending (a)(b)	1,657	1,884
Total nonperforming loans (c)	2,177	2,510
OREO and foreclosed assets
Other real estate owned (OREO)	293	351
Foreclosed and other assets	20	19
Total OREO and foreclosed assets	313	370
Total nonperforming assets	$2,490	$2,880
Nonperforming loans to total loans	1.06%	1.23%
Nonperforming assets to total loans, OREO and foreclosed assets	1.21	1.40
Nonperforming assets to total assets	.69	.83
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.6 billion and $.8 billion at September 30, 2015 and December 31, 2014, which included $.3 billion and $.5 billion, respectively, of loans that are government insured/guaranteed.
(c)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of Note 3 in our 2014 Form 10-K for additional information.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.2 billion at September 30, 2015 and $1.4 billion at December 31, 2014. TDRs that are performing, including credit card TDR loans, totaled $1.2 billion at September 30, 2015 and December 31, 2014 and are excluded from nonperforming loans. These include TDRs that are not placed on nonaccrual status as permitted by regulatory guidance. Nonperforming TDRs are returned to accrual and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

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

The PNC Financial Services Group, Inc. – Form 10-Q    71

LGD estimates associated with each rating grade based upon historical data. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. In general, loans with better PD and LGD tend to have a lower likelihood of loss compared to loans with worse PD and LGD. The loss amount also considers an estimate of exposure at date of default, which we also periodically update based upon historical data.

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

See Note 4 Purchased Loans for additional information.

72    The PNC Financial Services Group, Inc. – Form 10-Q

Table 57: Commercial Lending Asset Quality Indicators (a)(b)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
September 30, 2015
Commercial	$92,334	$1,971	$2,962	$117	$97,384
Commercial real estate	25,224	203	478	27	25,932
Equipment lease financing	7,375	75	189	5	7,644
Purchased impaired loans		7	164	33	204
Total commercial lending	$124,933	$2,256	$3,793	$182	$131,164
December 31, 2014
Commercial	$92,884	$1,984	$2,424	$55	$97,347
Commercial real estate	22,066	285	639	35	23,025
Equipment lease financing	7,518	73	93	2	7,686
Purchased impaired loans		4	280	26	310
Total commercial lending	$122,468	$2,346	$3,436	$118	$128,368
(a)	Based upon PDs and LGDs. We apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in the above table.
(b)	Loans are included above based on the Regulatory Classification definitions of “Pass”, “Special Mention”, “Substandard” and “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.

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

See Note 4 Purchased Loans for additional information.

Table 58: Home Equity and Residential Real Estate Balances

In millions	September 30 2015	December 31 2014
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$42,582	$43,348
Home equity and residential real estate loans – purchased impaired loans (b)	3,853	4,541
Government insured or guaranteed residential real estate mortgages (a)	953	1,188
Difference between outstanding balance and recorded investment in purchased impaired loans (c)	110	7
Total home equity and residential real estate loans (a)	$47,498	$49,084
(a)	Represents recorded investment.
(b)	Represents outstanding balance.
(c)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting.

Table 59: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
September 30, 2015 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$300	$1,050	$315	$1,665
Less than or equal to 660 (d) (e)	44	208	72	324
Missing FICO	1	7	5	13

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	703	1,892	607	3,202
Less than or equal to 660 (d) (e)	98	317	113	528
Missing FICO	2	6	6	14

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	780	1,569	660	3,009
Less than or equal to 660	101	228	96	425
Missing FICO	1	3	8	12

Less than 90% and updated FICO scores:
Greater than 660	14,069	7,650	8,770	30,489
Less than or equal to 660	1,276	899	576	2,751
Missing FICO	32	17	101	150
Total home equity and residential real estate loans	$17,407	$13,846	$11,329	$42,582

74    The PNC Financial Services Group, Inc. – Form 10-Q

	Home Equity		Residential Real Estate
December 31, 2014 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$333	$1,399	$360	$2,092
Less than or equal to 660 (d) (e)	57	273	92	422
Missing FICO	1	9	8	18

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	839	2,190	772	3,801
Less than or equal to 660 (d) (e)	118	383	153	654
Missing FICO	1	5	12	18

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	891	1,703	755	3,349
Less than or equal to 660	103	271	118	492
Missing FICO	2	3	5	10

Less than 90% and updated FICO scores:
Greater than 660	13,878	7,874	7,703	29,455
Less than or equal to 660	1,319	995	573	2,887
Missing FICO	27	14	109	150
Total home equity and residential real estate loans	$17,569	$15,119	$10,660	$43,348
(a)	Excludes purchased impaired loans of approximately $4.0 billion and $4.5 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $1.0 billion and $1.2 billion, and loans held for sale at September 30, 2015 and December 31, 2014, respectively. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
(c)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. We generally utilize origination lien balances provided by a third-party, where applicable, which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon lien balances held by others, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states had the highest percentage of higher risk loans at September 30, 2015: New Jersey 15%, Pennsylvania 13%, Ohio 11%, Illinois 11%, Florida 7%, Maryland 7% and Michigan 5%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 31% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2014: New Jersey 14%, Illinois 12%, Pennsylvania 12%, Ohio 12%, Florida 8%, Maryland 6%, Michigan 5%, and North Carolina 4%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 28% of the higher risk loans.

The PNC Financial Services Group, Inc. – Form 10-Q    75

Table 60: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
September 30, 2015 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$8	$195	$182	$385
Less than or equal to 660	8	92	89	189
Missing FICO		7	6	13

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	12	355	201	568
Less than or equal to 660	10	158	131	299
Missing FICO		9	7	16

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	9	170	137	316
Less than or equal to 660	7	82	81	170
Missing FICO		4	3	7

Less than 90% and updated FICO scores:
Greater than 660	110	337	649	1,096
Less than or equal to 660	94	179	461	734
Missing FICO	1	12	28	41

Missing LTV and updated FICO scores:
Greater than 660	1		10	11
Less than or equal to 660	3		5	8
Total home equity and residential real estate loans	$263	$1,600	$1,990	$3,853

	Home Equity (b) (c)		Residential Real Estate (b) (c)
December 31, 2014 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$8	$243	$276	$527
Less than or equal to 660	9	125	144	278
Missing FICO		8	6	14

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	15	426	272	713
Less than or equal to 660	12	194	200	406
Missing FICO		11	5	16

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	12	207	186	405
Less than or equal to 660	9	93	123	225
Missing FICO		5	3	8

Less than 90% and updated FICO scores:
Greater than 660	102	339	626	1,067
Less than or equal to 660	109	200	515	824
Missing FICO	1	12	15	28

Missing LTV and updated FICO scores:
Greater than 660	1		14	15
Less than or equal to 660	4		10	14
Missing FICO			1	1
Total home equity and residential real estate loans	$282	$1,863	$2,396	$4,541

76    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Amounts shown represent outstanding balance. See Note 4 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states had the highest percentage of purchased impaired loans at September 30, 2015: California 16%, Florida 14%, Illinois 11%, Ohio 9%, North Carolina 7%, and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 38% of the purchased impaired portfolio. The following states had the highest percentage of purchased impaired loans at December 31, 2014: California 17%, Florida 15%, Illinois 11%, Ohio 8%, North Carolina 7% and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 37% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. We generally utilize origination lien balances provided by a third-party, where applicable, which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon lien balances held by others, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

Credit Card and Other Consumer Loan Classes

Table 61: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
September 30, 2015
FICO score greater than 719	$2,729	59%	$9,396	65%
650 to 719	1,295	28	3,501	24
620 to 649	197	4	509	4
Less than 620	211	5	580	4
No FICO score available or required (c)	168	4	423	3
Total loans using FICO credit metric	4,600	100%	14,409	100%
Consumer loans using other internal credit metrics (b)			7,312
Total loan balance	$4,600		$21,721
Weighted-average updated FICO score (d)		733		745
December 31, 2014
FICO score greater than 719	$2,717	59%	$9,156	64%
650 to 719	1,288	28	3,459	24
620 to 649	203	4	528	4
Less than 620	239	5	619	4
No FICO score available or required (c)	165	4	557	4
Total loans using FICO credit metric	4,612	100%	14,319	100%
Consumer loans using other internal credit metrics (b)			8,434
Total loan balance	$4,612		$22,753
Weighted-average updated FICO score (d)		732		744
(a)	At September 30, 2015, we had $31 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the September 30, 2015 balance related to higher risk credit card loans was geographically distributed throughout the following areas: Ohio 17%, Pennsylvania 16%, Michigan 9%, New Jersey 8%, Florida 7%, Illinois 7%, Indiana 5%, Maryland 5% and North Carolina 4%. All other states had less than 4% individually and make up the remainder of the balance. At December 31, 2014, we had $35 million of credit card loans that are higher risk. The majority of the December 31, 2014 balance related to higher risk credit card loans was geographically distributed throughout the following areas: Ohio 17%, Pennsylvania 16%, Michigan 9%, Illinois 7%, New Jersey 7%, Indiana 6%, Florida 6% and North Carolina 4%. All other states had less than 4% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

Troubled Debt Restructurings (TDRs)

See Note 3 Asset Quality in our 2014 Form 10-K for additional discussion on TDRs. We held specific reserves in the ALLL of $.3 billion and $.4 billion at September 30, 2015 and December 31, 2014, respectively, for the total TDR portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    77

Table 62: Summary of Troubled Debt Restructurings

In millions	September 30 2015	December 31 2014
Total consumer lending	$1,948	$2,041
Total commercial lending	420	542
Total TDRs	$2,368	$2,583
Nonperforming	$1,171	$1,370
Accruing (a)	1,085	1,083
Credit card	112	130
Total TDRs	$2,368	$2,583
(a)	Accruing TDR loans have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

Table 63 quantifies the number of loans that were classified as TDRs as well as the change in the recorded investments as a result of the TDR classification during the first nine months and third quarters of 2015 and 2014, respectively. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The TDRs within this category result in reductions to future interest income. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

In some cases, there have been multiple concessions granted on one loan. This is most common within the commercial loan portfolio. When there have been multiple concessions granted in the commercial loan portfolio, the principal forgiveness concession was prioritized for purposes of determining the inclusion in Table 63. For example, if there is principal forgiveness in conjunction with lower interest rate and postponement of amortization, the type of concession will be reported as Principal Forgiveness. Second in priority would be rate reduction. For example, if there is an interest rate reduction in conjunction with postponement of amortization, the type of concession will be reported as a Rate Reduction. In the event that multiple concessions are granted on a consumer loan, concessions resulting from discharge from personal liability through Chapter 7 bankruptcy without formal affirmation of the loan obligations to PNC would be prioritized and included in the Other type of concession in the table below. After that, consumer loan concessions would follow the previously discussed priority of concessions for the commercial loan portfolio.

Table 63: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended September 30, 2015 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	33	$63	$9		$43	$52
Commercial real estate	6	17	6		4	10
Total commercial lending	39	80	15		47	62
Consumer lending
Home equity	788	42		$27	13	40
Residential real estate	329	35		21	13	34
Credit card	1,651	14		14		14
Other consumer	246	4			2	2
Total consumer lending	3,014	95		62	28	90
Total TDRs	3,053	$175	$15	$62	$75	$152

During the three months ended September 30, 2014 Dollars in millions
Commercial lending
Commercial	35	$39	$2	$8	$14	$24
Commercial real estate	19	63	2	1	54	57
Total commercial lending (d)	54	102	4	9	68	81
Consumer lending
Home equity	942	66		12	52	64
Residential real estate	159	18		8	8	16
Credit card	1,860	15		15		15
Other consumer	307	5			4	4
Total consumer lending	3,268	104		35	64	99
Total TDRs	3,322	$206	$4	$44	$132	$180

78    The PNC Financial Services Group, Inc. – Form 10-Q

Table 63: Financial Impact and TDRs by Concession Type (Continued) (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the nine months ended September 30, 2015 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial lending
Commercial	90	$154	$14	$3	$112	$129
Commercial real estate	23	31	6	1	8	15
Equipment lease financing	1	–				–
Total commercial lending	114	185	20	4	120	144
Consumer lending
Home equity	2,318	144		77	60	137
Residential real estate	477	55		32	23	55
Credit card	4,855	40		39		39
Other consumer	750	11		2	6	8
Total consumer lending	8,400	250		150	89	239
Total TDRs	8,514	$435	$20	$154	$209	$383

During the nine months ended September 30, 2014 Dollars in millions
Commercial lending
Commercial	98	$128	$5	$12	$92	$109
Commercial real estate	65	144	21	5	97	123
Total commercial lending (d)	163	272	26	17	189	232
Consumer lending
Home equity	2,334	158		41	108	149
Residential real estate	439	58		21	35	56
Credit card	5,226	43		41		41
Other consumer	794	13			10	10
Total consumer lending	8,793	272		103	153	256
Total TDRs	8,956	$544	$26	$120	$342	$488
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end immediately preceding TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the quarter end and immediately following the TDR designation, and excludes immaterial amounts of accrued interest receivable.
(d)	During the three months ended September 30, 2015 and 2014, and nine months ended September 30, 2015, there were no loans classified as TDRs in the Equipment lease financing loan class.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. In Table 64, we consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table presents the recorded investment of loans that both (i) were classified as TDRs or were subsequently modified during each 12-month period preceding July 1, 2015, January 1, 2015, July 1, 2014 and January 1, 2014, respectively, and (ii) subsequently defaulted during these reporting periods.

The PNC Financial Services Group, Inc. – Form 10-Q    79

Table 64: TDRs that were Modified in the Past Twelve Months which have Subsequently Defaulted

During the three months ended September 30, 2015 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	7	$4
Commercial real estate	3	1
Total commercial lending (a)	10	5
Consumer lending
Home equity	170	8
Residential real estate	33	5
Credit card	1,337	11
Other consumer	50	–
Total consumer lending	1,590	24
Total TDRs	1,600	$29

During the three months ended September 30, 2014 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	1	$1
Commercial real estate	13	14
Total commercial lending (a)	14	15
Consumer lending
Home equity	99	4
Residential real estate	52	6
Credit card	1,665	14
Other consumer	31	–
Total consumer lending	1,847	24
Total TDRs	1,861	$39

During the nine months ended September 30, 2015 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	20	$8
Commercial real estate	11	10
Equipment lease financing	1	–
Total commercial lending	32	18
Consumer lending
Home equity	338	17
Residential real estate	104	15
Credit card	2,197	18
Other consumer	125	1
Total consumer lending	2,764	51
Total TDRs	2,796	$69

During the nine months ended September 30, 2014 Dollars in millions	Number of Contracts	Recorded Investment
Commercial lending
Commercial	34	$23
Commercial real estate	34	45
Total commercial lending (a)	68	68
Consumer lending
Home equity	315	17
Residential real estate	128	20
Credit card	2,393	19
Other consumer	110	1
Total consumer lending	2,946	57
Total TDRs	3,014	$125
(a)	During the three months ended September 30, 2015 and the three and nine months ended September 30, 2014, there were no loans classified as TDRs in the Equipment lease financing loan class that have subsequently defaulted.

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. See Note 4 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $7 million at September 30, 2015 and $2 million at December 31, 2014 are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the nine months ended September 30, 2015 and September 30, 2014. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

80    The PNC Financial Services Group, Inc. – Form 10-Q

Table 65: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment (a)	Associated Allowance (b)	Average Recorded Investment (c)
September 30, 2015
Impaired loans with an associated allowance
Commercial	$379	$280	$73	$299
Commercial real estate	314	161	36	213
Home equity	999	967	188	979
Residential real estate	442	333	49	382
Credit card	112	112	25	121
Other consumer	31	27	1	33
Total impaired loans with an associated allowance	$2,277	$1,880	$372	$2,027
Impaired loans without an associated allowance
Commercial	$166	$99		$79
Commercial real estate	219	171		171
Home equity	430	149		146
Residential real estate	369	352		334
Other consumer	24	8		8
Total impaired loans without an associated allowance	$1,208	$779		$738
Total impaired loans	$3,485	$2,659	$372	$2,765
December 31, 2014
Impaired loans with an associated allowance
Commercial	$432	$318	$74	$360
Commercial real estate	418	262	65	283
Home equity	1,021	984	215	986
Residential real estate	397	420	75	422
Credit card	130	130	32	147
Other consumer	64	47	2	51
Total impaired loans with an associated allowance	$2,462	$2,161	$463	$2,249
Impaired loans without an associated allowance
Commercial	$106	$84		$133
Commercial real estate	249	187		276
Home equity	403	145		134
Residential real estate	344	315		365
Total impaired loans without an associated allowance	$1,102	$731		$908
Total impaired loans	$3,564	$2,892	$463	$3,157
(a)	Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Associated allowance amounts include $.3 billion and $.4 billion for TDRs at September 30, 2015 and December 31, 2014, respectively.
(c)	Average recorded investment is for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    81

NOTE 4 PURCHASED LOANS

Purchased Impaired Loans

Purchased impaired loan accounting addresses differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans if those differences are attributable, at least in part, to credit quality. Several factors were considered when evaluating whether a loan was considered a purchased impaired loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated LTV. GAAP allows purchasers to account for loans individually or to aggregate purchased impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Purchased impaired homogeneous consumer, residential real estate and smaller balance commercial loans with common risk characteristics are aggregated into pools where appropriate, whereas commercial loans with a total commitment greater than a defined threshold are accounted for individually. For pooled loans, proceeds of individual loans are not applied individually to each loan within a pool, but to the pool’s recorded investment since it is accounted for as a single asset. Upon final disposition of a loan within a pool (e.g., payoff, short-sale, foreclosure, etc.), the loan’s carrying value is removed from the pool and any gain or loss associated with the transaction is retained in the pool’s recorded investment. For example, upon final disposition of a loan by short-sale, the proceeds of the short-sale may be less (or more) than the loan’s recorded investment. This shortfall or loss (excess or gain) is not accounted for as an individual loan sale in our income statement and is instead retained as part of the pool’s recorded investment consistent with our accounting for the pool as a single asset. This treatment is designed to maintain a constant effective yield for recognition of interest income. Accordingly, a pool’s recorded investment includes the net accumulation of realized losses or gains attributable to these final dispositions. As there are no future expected cash flows related to these dispositions, their net carrying value is $0. The recorded investment, including these realized losses and gains, is evaluated for collectability based upon the net present value of the pool’s remaining expected cash flows when establishing our ALLL. See below and Note 1 Accounting Policies and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit for additional information.

The following table provides balances of purchased impaired loans at September 30, 2015 and December 31, 2014:

Table 66: Purchased Impaired Loans – Balances

	September 30, 2015			December 31, 2014
In millions	Outstanding Balance (a)	Recorded Investment	Carrying Value	Outstanding Balance (a)	Recorded Investment	Carrying Value
Commercial lending
Commercial	$112	$43	$29	$159	$74	$57
Commercial real estate	184	161	108	307	236	174
Total commercial lending	296	204	137	466	310	231
Consumer lending
Consumer	1,864	1,753	1,468	2,145	1,989	1,661
Residential real estate	1,990	2,210	1,744	2,396	2,559	2,094
Total consumer lending	3,854	3,963	3,212	4,541	4,548	3,755
Total	$4,150	$4,167	$3,349	$5,007	$4,858	$3,986
(a)	Outstanding balance represents the balance on the loan servicing system for active loans. It is possible for the outstanding balance to be lower than the recorded investment for certain loans due to the use of pool accounting.

The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and is not recognized in income. Subsequent changes in the expected cash flows of individual or pooled purchased impaired loans will either impact the accretable yield or result in an impairment charge to provision for credit losses in the period in which the changes become probable. Decreases to the net present value of expected cash flows will generally result in an impairment charge recorded as a provision for credit losses, resulting in an increase to the ALLL, and a reclassification from accretable yield to non-accretable difference.

During the first nine months of 2015, $47 million of provision recapture was recorded for purchased impaired loans compared to $86 million of provision recapture during the first nine months of 2014. Charge-offs (which were specifically for commercial loans greater than a defined threshold) during the first nine months of 2015 were $7 million compared to $28

82    The PNC Financial Services Group, Inc. – Form 10-Q

million during the first nine months of 2014. At September 30, 2015 and December 31, 2014, the ALLL on total purchased impaired loans was $.8 billion and $.9 billion, respectively. For purchased impaired loan pools where an allowance has been recognized, subsequent increases in the net present value of cash flows will result in a provision recapture of any previously recorded ALLL to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Individual loan transactions where final dispositions have occurred (as noted above) result in removal of the loans from their applicable pools for cash flow estimation purposes. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the ALLL associated with the purchased impaired loans.

Activity for the accretable yield during the first nine months of 2015 and 2014 follows:

Table 67: Purchased Impaired Loans – Accretable Yield

In millions	2015	2014
January 1	$1,558	$2,055
Accretion (including excess cash recoveries)	(359)	(449)
Net reclassifications to accretable from non-accretable (a)	218	237
Disposals	(66)	(24)
September 30	$1,351	$1,819
(a)	Approximately 66% and 68% of the net reclassifications for the nine months ended September 30, 2015 and 2014, respectively, were driven by the consumer portfolio and were due to improvements of cash expected to be collected on loans in future periods. The remaining net reclassifications were predominantly due to future cash flow changes in the commercial portfolio.

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

The PNC Financial Services Group, Inc. – Form 10-Q    83

Table 68: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
September 30, 2015
Allowance for Loan and Lease Losses
January 1	$1,571	$1,760	$3,331
Charge-offs	(176)	(413)	(589)
Recoveries	188	135	323
Net (charge-offs) / recoveries	12	(278)	(266)
Provision for credit losses	48	133	181
Net change in allowance for unfunded loan commitments and letters of credit	(7)		(7)
Other	(2)		(2)
September 30	$1,622	$1,615	$3,237
TDRs individually evaluated for impairment	$39	$263	$302
Other loans individually evaluated for impairment	70		70
Loans collectively evaluated for impairment	1,446	601	2,047
Purchased impaired loans	67	751	818
September 30	$1,622	$1,615	$3,237
Loan Portfolio
TDRs individually evaluated for impairment (a)	$420	$1,948	$2,368
Other loans individually evaluated for impairment	291		291
Loans collectively evaluated for impairment (b)	130,249	66,993	197,242
Fair value option loans (c)		915	915
Purchased impaired loans	204	3,963	4,167
September 30	$131,164	$73,819	$204,983
Portfolio segment ALLL as a percentage of total ALLL	50%	50%	100%
Ratio of the allowance for loan and lease losses to total loans	1.24%	2.19%	1.58%
September 30, 2014
Allowance for Loan and Lease Losses
January 1	$1,547	$2,062	$3,609
Charge-offs	(286)	(500)	(786)
Recoveries	230	143	373
Net charge-offs	(56)	(357)	(413)
Provision for credit losses	89	132	221
Net change in allowance for unfunded loan commitments and letters of credit	(9)		(9)
Other	(2)		(2)
September 30	$1,569	$1,837	$3,406
TDRs individually evaluated for impairment	$26	$382	$408
Other loans individually evaluated for impairment	98		98
Loans collectively evaluated for impairment	1,349	660	2,009
Purchased impaired loans	96	795	891
September 30	$1,569	$1,837	$3,406
Loan Portfolio
TDRs individually evaluated for impairment (a)	$551	$2,064	$2,615
Other loans individually evaluated for impairment	402		402
Loans collectively evaluated for impairment (b)	122,705	68,966	191,671
Fair value option loans (c)		1,017	1,017
Purchased impaired loans	405	4,762	5,167
September 30	$124,063	$76,809	$200,872
Portfolio segment ALLL as a percentage of total ALLL	46%	54%	100%
Ratio of the allowance for loan and lease losses to total loans	1.26%	2.39%	1.70%
(a)	TDRs individually evaluated for impairment exclude TDRs that were subsequently accounted for as held for sale loans, but continue to be disclosed as TDRs.
(b)	Includes $157 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell at September 30, 2015. Accordingly, there is no allowance recorded for these loans. The comparative amount as of September 30, 2014 was $221 million.
(c)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.

84    The PNC Financial Services Group, Inc. – Form 10-Q

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses incurred on these unfunded credit facilities as of the balance sheet date as discussed in Note 1 Accounting Policies. A rollforward of the allowance is presented below.

Table 69: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2015	2014
January 1	$259	$242
Net change in allowance for unfunded loan commitments and letters of credit	7	9
September 30	$266	$251

The PNC Financial Services Group, Inc. – Form 10-Q    85

NOTE 6 INVESTMENT SECURITIES

Table 70: Investment Securities Summary

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses

September 30, 2015
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$8,113	$197	$(19)	$8,291
Residential mortgage-backed
Agency	24,141	402	(34)	24,509
Non-agency	4,151	269	(81)	4,339
Commercial mortgage-backed
Agency	1,942	25	(4)	1,963
Non-agency	4,709	59	(11)	4,757
Asset-backed	5,195	72	(33)	5,234
State and municipal	1,999	69	(7)	2,061
Other debt	1,896	43	(6)	1,933
Total debt securities	52,146	1,136	(195)	53,087
Corporate stocks and other	576	1	(1)	576
Total securities available for sale	$52,722	$1,137	$(196)	$53,663
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$255	$47		$302
Residential mortgage-backed
Agency	9,044	155	$(23)	9,176
Non-agency	241	11		252
Commercial mortgage-backed
Agency	1,135	57		1,192
Non-agency	768	19		787
Asset-backed	726	–	(10)	716
State and municipal	1,973	106		2,079
Other debt	261	1	(1)	261
Total securities held to maturity	$14,403	$396	$(34)	$14,765
December 31, 2014
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$5,237	$186	$(1)	$5,422
Residential mortgage-backed
Agency	17,646	438	(41)	18,043
Non-agency	4,723	318	(99)	4,942
Commercial mortgage-backed
Agency	2,178	23	(14)	2,187
Non-agency	4,085	88	(11)	4,162
Asset-backed	5,141	78	(32)	5,187
State and municipal	1,953	88	(3)	2,038
Other debt	1,776	43	(6)	1,813
Total debt securities	42,739	1,262	(207)	43,794
Corporate stocks and other	442		(1)	441
Total securities available for sale	$43,181	$1,262	$(208)	$44,235
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$248	$44		$292
Residential mortgage-backed
Agency	5,736	166	$(10)	5,892
Non-agency	270	13		283
Commercial mortgage-backed
Agency	1,200	53		1,253
Non-agency	1,010	19		1,029
Asset-backed	759	2	(8)	753
State and municipal	2,042	111		2,153
Other debt	323	6		329
Total securities held to maturity	$11,588	$414	$(18)	$11,984
(a)	Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of transfer. The amortized cost of held to maturity securities included net unrealized gains of $104 million and $125 million at September 30, 2015 and December 31, 2014, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

86    The PNC Financial Services Group, Inc. – Form 10-Q

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At September 30, 2015, Accumulated other comprehensive income included pretax gains of $98 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 71 presents gross unrealized losses on securities available for sale at September 30, 2015 and December 31, 2014. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in Accumulated other comprehensive income (loss).

Table 71: Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2015
Debt securities
U.S. Treasury and government agencies	$(19)	$3,402			$(19)	$3,402
Residential mortgage-backed
Agency	(17)	3,516	$(17)	$963	(34)	4,479
Non-agency	(4)	290	(77)	1,412	(81)	1,702
Commercial mortgage-backed
Agency	(1)	230	(3)	143	(4)	373
Non-agency	(10)	1,735	(1)	337	(11)	2,072
Asset-backed	(17)	2,088	(16)	464	(33)	2,552
State and municipal	(5)	363	(2)	43	(7)	406
Other debt	(3)	210	(3)	134	(6)	344
Total debt securities	(76)	11,834	(119)	3,496	(195)	15,330
Corporate stocks and other			(1)	16	(1)	16
Total	$(76)	$11,834	$(120)	$3,512	$(196)	$15,346
December 31, 2014
Debt securities
U.S. Treasury and government agencies	$(1)	$1,426			$(1)	$1,426
Residential mortgage-backed
Agency	(4)	644	$(37)	$1,963	(41)	2,607
Non-agency	(5)	276	(94)	1,487	(99)	1,763
Commercial mortgage-backed
Agency	(2)	681	(12)	322	(14)	1,003
Non-agency	(4)	928	(7)	335	(11)	1,263
Asset-backed	(4)	913	(28)	1,133	(32)	2,046
State and municipal	(a)	41	(3)	77	(3)	118
Other debt	(2)	314	(4)	186	(6)	500
Total debt securities	(22)	5,223	(185)	5,503	(207)	10,726
Corporate stocks and other			(1)	15	(1)	15
Total	$(22)	$5,223	$(186)	$5,518	$(208)	$10,741
(a)	The unrealized loss on these securities was less than $.5 million.

The PNC Financial Services Group, Inc. – Form 10-Q    87

The gross unrealized loss on debt securities held to maturity was $36 million at September 30, 2015, with $18 million of the loss related to securities with a fair value of $3.2 billion that had been in a continuous loss position less than 12 months and $18 million of the loss related to securities with a fair value of $ 972 million that had been in a continuous loss position for more than 12 months. The gross unrealized loss on debt securities held to maturity was $22 million at December 31, 2014, with $1 million of the loss related to securities with a fair value of $134 million that had been in a continuous loss position less than 12 months and $21 million of the loss related to securities with a fair value of $1.6 billion that had been in a continuous loss position for more than 12 months. For securities transferred to held to maturity from available for sale, the unrealized loss for purposes of this analysis is determined by comparing the security’s original amortized cost to its current estimated fair value.

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding Table 71, as of September 30, 2015 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

For those securities on our balance sheet where we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion at September 30, 2015. During the first nine months and third quarters of 2015 and 2014, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities were not significant.

88    The PNC Financial Services Group, Inc. – Form 10-Q

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 72: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
Nine months ended September 30
2015	$3,445	$54	$(13)	$41	$14
2014	$3,606	$29	$(25)	$4	$1

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2015.

Table 73: Contractual Maturity of Debt Securities

September 30, 2015 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$509	$1,607	$5,469	$528	$8,113
Residential mortgage-backed
Agency		109	981	23,051	24,141
Non-agency		4		4,147	4,151
Commercial mortgage-backed
Agency	86	114	83	1,659	1,942
Non-agency	50	28	8	4,623	4,709
Asset-backed	14	1,257	1,826	2,098	5,195
State and municipal	3	122	328	1,546	1,999
Other debt	142	1,230	358	166	1,896
Total debt securities available for sale	$804	$4,471	$9,053	$37,818	$52,146
Fair value	$810	$4,550	$9,185	$38,542	$53,087
Weighted-average yield, GAAP basis	2.82%	2.25%	2.36%	2.95%	2.78%
Securities Held to Maturity
U.S. Treasury and government agencies				$255	$255
Residential mortgage-backed
Agency			$199	8,845	9,044
Non-agency				241	241
Commercial mortgage-backed
Agency		$935	143	57	1,135
Non-agency		6		762	768
Asset-backed		5	591	130	726
State and municipal		56	888	1,029	1,973
Other debt			261		261
Total debt securities held to maturity		$1,002	$2,082	$11,319	$14,403
Fair value		$1,045	$2,147	$11,573	$14,765
Weighted-average yield, GAAP basis		3.50%	3.09%	3.50%	3.44%

The PNC Financial Services Group, Inc. – Form 10-Q    89

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At September 30, 2015, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 74: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30 2015	December 31 2014
Pledged to others	$10,186	$10,874
Accepted from others:
Permitted by contract or custom to sell or repledge	1,167	1,658
Permitted amount repledged to others	1,008	1,488

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

90    The PNC Financial Services Group, Inc. – Form 10-Q

Table 75: Fair Value Measurements – Recurring Basis Summary

	September 30, 2015				December 31, 2014
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$7,674	$617		$8,291	$4,795	$627		$5,422
Residential mortgage-backed
Agency		24,509		24,509		18,043		18,043
Non-agency		124	$4,215	4,339		144	$4,798	4,942
Commercial mortgage-backed
Agency		1,963		1,963		2,187		2,187
Non-agency		4,757		4,757		4,162		4,162
Asset-backed		4,723	511	5,234		4,624	563	5,187
State and municipal		2,045	16	2,061		1,904	134	2,038
Other debt		1,903	30	1,933		1,783	30	1,813
Total debt securities	7,674	40,641	4,772	53,087	4,795	33,474	5,525	43,794
Corporate stocks and other	513	63		576	426	15		441
Total securities available for sale	8,187	40,704	4,772	53,663	5,221	33,489	5,525	44,235
Financial derivatives (a) (b)
Interest rate contracts	4	5,823	43	5,870	4	4,874	40	4,918
Other contracts		360	2	362		314	2	316
Total financial derivatives	4	6,183	45	6,232	4	5,188	42	5,234
Residential mortgage loans held for sale (c)		1,081	5	1,086		1,255	6	1,261
Trading securities (d)
Debt (e)	915	974	3	1,892	1,340	960	32	2,332
Equity	9			9	21			21
Total trading securities	924	974	3	1,901	1,361	960	32	2,353
Trading loans (a)		37		37		30	7	37
Residential mortgage servicing rights			962	962			845	845
Commercial mortgage servicing rights			505	505			506	506
Commercial mortgage loans held for sale (c)			802	802			893	893
Equity investments (a)
Direct investments			1,215	1,215			1,152	1,152
Indirect investments (f)			406	406			469	469
Total equity investments			1,621	1,621			1,621	1,621
Customer resale agreements (g)		139		139		155		155
Loans (h)		565	350	915		637	397	1,034
Other assets (a)
BlackRock Series C Preferred Stock (i)			312	312			375	375
Other	238	192	7	437	190	226	8	424
Total other assets	238	192	319	749	190	226	383	799
Total assets	$9,353	$49,875	$9,384	$68,612	$6,776	$41,940	$10,257	$58,973
Liabilities
Financial derivatives (b) (j)
Interest rate contracts	$4	$3,892	$9	$3,905		$3,260	$12	$3,272
BlackRock LTIP			312	312			375	375
Other contracts		251	122	373		241	139	380
Total financial derivatives	4	4,143	443	4,590		3,501	526	4,027
Trading securities sold short (k)
Debt	1,035	7		1,042	$1,479	11		1,490
Total trading securities sold short	1,035	7		1,042	1,479	11		1,490
Other borrowed funds (k)		74	62	136		92	181	273
Other liabilities (j)		5	10	15			9	9
Total liabilities	$1,039	$4,229	$515	$5,783	$1,479	$3,604	$716	$5,799

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    91

(continued from following page)

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Amounts at September 30, 2015 and December 31, 2014, are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At September 30, 2015 and December 31, 2014, the net asset amounts were $3.6 billion and $2.6 billion, respectively, and the net liability amounts were $1.9 billion and $1.4 billion, respectively.
(c)	Included in Loans held for sale on our Consolidated Balance Sheet. PNC has elected the fair value option for certain residential and commercial mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $43 million at September 30, 2015 compared with net unrealized gains of $54 million at December 31, 2014.
(e)	Approximately 33% of these securities are residential mortgage-backed securities and 48% are U.S. Treasury and government agencies securities at September 30, 2015. Comparable amounts at December 31, 2014 were 34% and 57%, respectively.
(f)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments as of September 30, 2015 related to indirect equity investments was $113 million and related to direct equity investments was $26 million, respectively. Comparable amounts at December 31, 2014 were $112 million and $28 million, respectively.
(g)	Included in Federal funds sold and resale agreements on our Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(h)	Included in Loans on our Consolidated Balance Sheet.
(i)	PNC has elected the fair value option for these shares.
(j)	Included in Other liabilities on our Consolidated Balance Sheet.
(k)	Included in Other borrowed funds on our Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2015 and 2014 follow:

Table 76: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended September 30, 2015

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2015 (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2015	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2015
Assets
Securities available for sale
Residential mortgage-backed non-agency	$4,424	$30		$(9)				$(230)			$4,215
Asset-backed	531	5		2				(27)			511	(1)
State and municipal	16										16
Other debt	33			(1)	$8	$(5)		(5)			30
Total securities available for sale	5,004	35		(8)	8	(5)		(262)			4,772	(1)
Financial derivatives	36	39						(30)			45	48
Residential mortgage loans held for sale	10	1			4	(1)			$2	$(11)	5
Trading securities – Debt	3										3
Residential mortgage servicing rights	1,015	(137)			111		23	(50)			962	(136)
Commercial mortgage servicing rights	543	(44)			15		14	(23)			505	(44)
Commercial mortgage loans held for sale	757	19					874	(848)			802	7
Equity investments
Direct investments	1,191	36			87	(99)					1,215	39
Indirect investments	425	27			3	(49)					406	27
Total equity investments	1,616	63			90	(148)					1,621	66
Loans	365	4			29	(13)		(24)	10	(21)	350	1
Other assets
BlackRock Series C Preferred Stock	363	(51)									312	(51)
Other	7										7
Total other assets	370	(51)									319	(51)
Total assets	$9,719	$(71	) (e)	$(8)	$257	$(167)	$911	$(1,237)	$12	$(32)	$9,384	$(110	) (f)
Liabilities
Financial derivatives (d)	$498	$(54)						$(1)			$443	$(57)
Other borrowed funds	165	1					$23	(127)			62
Other liabilities	10										10
Total liabilities	$673	$(53	) (e)				$23	$(128)			$515	$(57	) (f)

92    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended September 30, 2014

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2014 (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2014	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2014
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,107	$31		$(5)				$(222)			$4,911	$(1)
Asset-backed	619	3		9				(39)			592
State and municipal	345			1							346
Other debt	31										31
Total securities available for sale	6,102	34		5				(261)			5,880	(1)
Financial derivatives	41	46			$1			(59)			29	30
Residential mortgage loans held for sale	4				3				$5	$(8)	4
Trading securities – Debt	33	1									34
Residential mortgage servicing rights	967	(4)			28		$23	(36)			978	(3)
Commercial mortgage servicing rights	515	5			16		19	(23)			532	5
Commercial mortgage loans held for sale	521	6					349	(9)			867	6
Equity investments
Direct investments	1,219	48			93	$(125)					1,235	38
Indirect investments	574	28			7	(56)					553	27
Total equity investments	1,793	76			100	(181)					1,788	65
Loans (g)	373	22			29	(4)		(22)	7	(22)	383	20
Other assets
BlackRock Series C Preferred Stock	335	10									345	10
Other	8										8
Total other assets	343	10									353	10
Total assets	$10,692	$196	(e)	$5	$177	$(185)	$391	$(410)	$12	$(30)	$10,848	$132 (f)
Liabilities
Financial derivatives (d)	$454	$75						$(30)			$499	$51
Other borrowed funds	183	3					$10	(16)			180
Total liabilities	$637	$78	(e)				$10	$(46)			$679	$51 (f)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    93

(continued from previous page)

Nine Months Ended September 30, 2015

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2015 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2014	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2015
Assets
Securities available for sale
Residential mortgage- backed non-agency	$4,798	$85		$(31)				$(637)			$4,215	$(1)
Commercial mortgage backed non-agency		8						(8)
Asset-backed	563	16		11				(79)			511	(1)
State and municipal	134			(1)				(117)			16
Other debt	30	1		(1)	$11	$(5)		(6)			30
Total securities available for sale	5,525	110		(22)	11	(5)		(847)			4,772	(2)
Financial derivatives	42	126			1			(124)			45	115
Residential mortgage loans held for sale	6	1			21	(3)		(1)	$4	$(23)	5	1
Trading securities – Debt	32							(29)			3
Trading loans	7					(7)
Residential mortgage servicing rights	845	(69)			261		61	(136)			962	(69)
Commercial mortgage servicing rights	506	(26)			43		48	(66)			505	(26)
Commercial mortgage loans held for sale	893	63				(56)	2,965	(3,063)			802	3
Equity investments
Direct investments	1,152	92			225	(254)					1,215	79
Indirect investments	469	62			11	(136)					406	60
Total equity investments	1,621	154			236	(390)					1,621	139
Loans	397	19			84	(21)		(96)	21	(54)	350	10
Other assets
BlackRock Series C Preferred Stock	375	(63)									312	(63)
Other	8							(1)			7
Total other assets	383	(63)						(1)			319	(63)
Total assets	$10,257	$315	(e)	$(22)	$657	$(482)	$3,074	$(4,363)	$25	$(77)	$9,384	$108	(f)
Liabilities
Financial derivatives (d)	$526	$(28)				$1		$(56)			$443	$(69)
Other borrowed funds	181	4					$69	(192)			62
Other liabilities	9	1									10
Total liabilities	$716	$(23	) (e)			$1	$69	$(248)			$515	$(69	) (f)

94    The PNC Financial Services Group, Inc. – Form 10-Q

Nine Months Ended September 30, 2014

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains (losses) on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2014 (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2013	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Fair Value Sept. 30, 2014
Assets
Securities available for sale
Residential mortgage-backed non-agency	$5,358	$105	$80				$(632)			$4,911	$(4)
Asset-backed	641	11	28				(88)			592
State and municipal	333	(2)	15							346
Other debt	38	1		$1	$(7)		(2)			31
Total securities available for sale	6,370	115	123	1	(7)		(722)			5,880	(4)
Financial derivatives	36	165		2			(174)			29	105
Residential mortgage loans held for sale	8	1		11	(3)		(1)	$9	$(21)	4	1
Trading securities – Debt	32	2								34	2
Residential mortgage servicing rights	1,087	(120)		45		$66	(100)			978	(115)
Commercial mortgage servicing rights		(20)		32		36	484 (g)			532	(20)
Commercial mortgage loans held for sale	586	13				349	(81)			867	13
Equity investments
Direct investments	1,069	120		261	(215)					1,235	101
Indirect investments	595	61		19	(121)		(1)			553	59
Total equity investments	1,664	181		280	(336)		(1)			1,788	160
Loans (g)	527	41		85	(142)		(69)	17	(76)	383	34
Other assets
BlackRock Series C Preferred Stock	332	13								345	13
Other	8									8
Total other assets	340	13								353	13
Total assets	$10,650	$391 (e)	$123	$456	$(488)	$451	$(664)	$26	$(97)	$10,848	$189 (f)
Liabilities
Financial derivatives (d)	$439	$145			$1		$(86)			$499	$9
Other borrowed funds	199					$29	(48)			180
Total liabilities	$638	$145 (e)			$1	$29	$(134)			$679	$9 (f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Includes swaps entered into in connection with sales of certain Visa Class B common shares.
(e)	Net losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $18 million for the third quarter of 2015, while for the first nine months of 2015 there were $338 million of net gains (realized and unrealized) included in earnings. The comparative amounts included net gains (realized and unrealized) of $118 million for the third quarter of 2014 and net gains (realized and unrealized) of $246 million for the first nine months of 2014. These amounts also included amortization and accretion of $36 million for the third quarter of 2015 and $113 million for the first nine months of 2015. The comparative amounts were $37 million for the third quarter of 2014 and $122 million for the first nine months of 2014. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized losses relating to those assets and liabilities held at the end of the reporting period were $53 million for the third quarter of 2015, while for the first nine months of 2015 there were $177 million of net unrealized gains. The comparative amounts included net unrealized gains of $81 million for the third quarter of 2014 and net unrealized gains of $180 million for the first nine months of 2014. These amounts were included in Noninterest income on the Consolidated Income Statement.
(g)	Settlements relating to commercial MSRs include $552 million, which represents the fair value as of January 1, 2014 as a result of an irrevocable election to measure all classes of commercial MSRs at fair value. Refer to Note 8 Goodwill and Other Intangible Assets in our 2014 Form 10-K for additional information on this election.

The PNC Financial Services Group, Inc. – Form 10-Q    95

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. There were no significant transfers into or out of Level 3 assets and liabilities during the first nine months of 2015 and 2014.

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 77: Fair Value Measurements – Recurring Quantitative Information

September 30, 2015

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$4,215	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity	1.0%-24.2% (7.0%) 0.0%-16.7% (5.4%) 10.0%-98.5% (53.2%)	(a) (a) (a)
			Spread over the benchmark curve (b)	252bps weighted average	(a)
Asset-backed securities	511	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-15.7% (6.5%)	(a)
		using a discounted cash flow	Constant default rate (CDR)	1.7%-13.9% (6.8%)	(a)
		pricing model (a)	Loss severity	15.0%-100% (76.5%)	(a)
			Spread over the benchmark curve (b)	333bps weighted average	(a)
Residential mortgage servicing rights	962	Discounted cash flow	Constant prepayment rate (CPR)	0.3%-34.8% (11.8%)
			Spread over the benchmark curve (b)	555bps-1,851bps (932bps)
Commercial mortgage servicing rights	505	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	5.7%-29.1% (7.2%) 1.8%-7.6% (7.4%)
Commercial mortgage loans held for sale	802	Discounted cash flow	Spread over the benchmark curve (b) Estimated servicing cash flows	62bps-3,595bps (468bps) 0.0%-3.8% (0.6%)
Equity investments – Direct investments	1,215	Multiple of adjusted earnings	Multiple of earnings	4.2x-15.0x (7.9x)
Equity investments – Indirect (d)	406	Net asset value	Net asset value
Loans – Residential real estate	121	Consensus pricing (c)	Cumulative default rate	2.0%-100% (85.5%)
			Loss severity	0.0%-100% (28.9%)
			Discount rate	4.9%-7.0% (5.2%)
	118	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	3.5% weighted average
Loans – Home equity	111	Consensus pricing (c)	Credit and Liquidity discount	26.0%-99.0% (53.0%)
BlackRock Series C Preferred Stock	312	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(312)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(117)	Discounted cash flow	Estimated conversion factor of Class	164.3%	(e	)
			B shares into Class A shares
			Estimated growth rate of Visa
			Class A share price	18.0%
Other borrowed funds – non-agency securitization	(51)	Consensus pricing (c)	Credit and Liquidity discount	0%-100.0% (10.0%)
Insignificant Level 3 assets, net of liabilities (f)	71

Total Level 3 assets, net of liabilities (g)	$8,869

96    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2014

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$4,798	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity	1.0%-28.9% (6.8%) 0.0%-16.7% (5.6%) 6.1%-100.0% (53.1%)	(a) (a) (a)
			Spread over the benchmark curve (b)	249bps weighted average	(a)
Asset-backed securities	563	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-15.7% (5.9%)	(a)
		using a discounted cash flow	Constant default rate (CDR)	1.7%-13.9% (7.6%)	(a)
		pricing model (a)	Loss severity	14.6%-100.0% (73.5%)	(a)
			Spread over the benchmark curve (b)	352bps weighted average	(a)
State and municipal securities	132	Discounted cash flow	Spread over the benchmark curve (b)	55bps-165bps (67bps)
	2	Consensus pricing (c)	Credit and Liquidity discount	0.0%-20.0% (14.9%)
Other debt securities	30	Consensus pricing (c)	Credit and Liquidity discount	7.0%-95.0% (88.6%)
Trading securities – Debt	32	Consensus pricing (c)	Credit and Liquidity discount	0.0%-15.0% (8.0%)
Residential mortgage servicing rights	845	Discounted cash flow	Constant prepayment rate (CPR)	3.8%-32.7% (11.2%)
			Spread over the benchmark curve (b)	889bps-1,888bps (1,036bps)
Commercial mortgage servicing rights	506	Discounted cash flow	Constant prepayment rate (CPR)	7.0%-16.8% (8.0%)
			Discount rate	2.5%-8.6% (6.6%)
Commercial mortgage loans held for sale	893	Discounted cash flow	Spread over the benchmark curve (b)	37bps-4,025bps (549bps)
			Estimated servicing cash flows	0.0%-2.0% (1.2%)
Equity investments – Direct investments	1,152	Multiple of adjusted earnings	Multiple of earnings	3.2x-13.9x (7.7x)
Equity investments – Indirect (d)	469	Net asset value	Net asset value
Loans – Residential real estate	114	Consensus pricing (c)	Cumulative default rate	2.0%-100.0% (90.5%)
			Loss severity	0.0%-100.0% (35.6%)
			Discount rate	5.4%-7.0% (6.4%)
	154	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	3.4% weighted average
Loans – Home equity	129	Consensus pricing (c)	Credit and Liquidity discount	26.0%-99.0% (51.0%)
BlackRock Series C Preferred Stock	375	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(375)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(135)	Discounted cash flow	Estimated conversion factor of
			Class B shares into Class A shares	41.1%
			Estimated growth rate of Visa Class A share price	14.8%
Other borrowed funds – non-agency securitization	(166)	Consensus pricing (c)	Credit and Liquidity discount	0.0%-99.0% (18.0%)
			Spread over the benchmark curve (b)	113bps
Insignificant Level 3 assets, net of liabilities (f)	23

Total Level 3 assets, net of liabilities (g)	$9,541
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of September 30, 2015 totaling $3,561 million and $478 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2014 were $4,081 million and $532 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Fair Value Measurement section of Note 7 Fair Value in our 2014 Form 10-K. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of September 30, 2015 of $654 million and $33 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2014 were $717 million and $31 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	The range on these indirect equity investments has not been disclosed since these investments are recorded at their net asset redemption values.
(e)	This conversion factor reflects the 4-for-1 split of Visa Class A common shares, which occurred during the first quarter of 2015.
(f)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities (for the 2015 period), state and municipal securities (for the 2015 period), other debt securities (for 2015 period), residential mortgage loans held for sale, trading loans, other assets, other borrowed funds (ROAPs) and other liabilities. For additional information, please see the Fair Value Measurement discussion included in Note 7 Fair Value in our 2014 Form 10-K.
(g)	Consisted of total Level 3 assets of $9,384 million and total Level 3 liabilities of $515 million as of September 30, 2015 and $10,257 million and $716 million as of December 31, 2014, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    97

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 78 and Table 79. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 7 Fair Value in our 2014 Form 10-K.

Table 78: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2015	December 31 2014	September 30 2015	September 30 2014	September 30 2015	September 30 2014
Assets
Nonaccrual loans	$44	$54	$(41)	$(3)	$(48)	$(12)
Loans held for sale		8
Equity investments	1	17
OREO and foreclosed assets	129	168	(6)	(7)	(18)	(16)
Long-lived assets held for sale	18	22	(2)	(2)	(16)	(12)
Total assets	$192	$269	$(49)	$(12)	$(82)	$(40)
(a)	All Level 3 as of September 30, 2015 and December 31, 2014, except for $8 million included in Loans held for sale which was categorized as Level 2 as of December 31, 2014.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 79: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
September 30, 2015
Assets
Nonaccrual loans (a)	$24	LGD percentage (b)	Loss severity	9.0%-75.3% (60.9%)
Equity investments	1	Discounted cash flow	Market rate of return	5.0%
Other (c)	167	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total assets	$192
December 31, 2014
Assets
Nonaccrual loans (a)	$29	LGD percentage (b)	Loss severity	2.9%-68.5% (42.1%)
Equity investments	17	Discounted cash flow	Market rate of return	6.0%
Other (c)	215	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total assets	$261
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	LGD percentage represents the amount that PNC expects to lose in the event a borrower defaults on an obligation.
(c)	Other included Nonaccrual loans of $20 million, OREO and foreclosed assets of $129 million and Long-lived assets held for sale of $18 million as of September 30, 2015. Comparably, as of December 31, 2014, Other included Nonaccrual loans of $25 million, OREO and foreclosed assets of $168 million and Long-lived assets held for sale of $22 million. The fair value of these assets is determined based on appraised value or sales price, the range of which is not meaningful to disclose.

98    The PNC Financial Services Group, Inc. – Form 10-Q

Financial Instruments Accounted For Under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, please refer to Note 7 Fair Value in our 2014 Form 10-K.

The changes in fair value included in Noninterest income for items for which we elected the fair value option follow.

Table 80: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2015	September 30 2014	September 30 2015	September 30 2014
Assets
Customer resale agreements	$(1)	$(2)	$(1)	$(3)
Trading loans			2	1
Commercial mortgage loans held for sale	25	6	81	13
Residential mortgage loans held for sale	56	26	127	155
Residential mortgage loans – portfolio	8	26	37	113
BlackRock Series C Preferred Stock	(51)	10	(63)	13
Liabilities
Other borrowed funds	(2)	(3)	(4)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

The PNC Financial Services Group, Inc. – Form 10-Q    99

Table 81: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2015
Assets
Customer resale agreements	$139	$134	$5
Trading loans	37	37
Residential mortgage loans held for sale
Performing loans	1,074	1,025	49
Accruing loans 90 days or more past due	3	3
Nonaccrual loans	9	10	(1)
Total	1,086	1,038	48
Commercial mortgage loans held for sale (a)
Performing loans	800	813	(13)
Nonaccrual loans	2	3	(1)
Total	802	816	(14)
Residential mortgage loans – portfolio
Performing loans	221	278	(57)
Accruing loans 90 days or more past due	462	465	(3)
Nonaccrual loans	232	378	(146)
Total	915	1,121	(206)
Liabilities
Other borrowed funds	$136	$135	$1
December 31, 2014
Assets
Customer resale agreements	$155	$148	$7
Trading loans	37	37
Residential mortgage loans held for sale
Performing loans	1,236	1,176	60
Accruing loans 90 days or more past due	9	9
Nonaccrual loans	16	17	(1)
Total	1,261	1,202	59
Commercial mortgage loans held for sale (a)
Performing loans	873	908	(35)
Nonaccrual loans	20	64	(44)
Total	893	972	(79)
Residential mortgage loans – portfolio
Performing loans	194	256	(62)
Accruing loans 90 days or more past due	570	573	(3)
Nonaccrual loans	270	449	(179)
Total	1,034	1,278	(244)
Liabilities
Other borrowed funds	$273	$312	$(39)
(a)	There were no accruing loans 90 days or more past due within this category at September 30, 2015 or December 31, 2014.

100    The PNC Financial Services Group, Inc. – Form 10-Q

Additional Fair Value Information Related to Other Financial Instruments

The following table presents the carrying amounts and estimated fair values, including the level within the fair value hierarchy, of all other financial instruments that are not measured on the consolidated financial statements at fair value as of September 30, 2015 and December 31, 2014.

Table 82: Additional Fair Value Information Related to Other Financial Instruments

	Carrying Amount	Fair Value
In millions		Total	Level 1	Level 2	Level 3
September 30, 2015
Assets
Cash and due from banks	$3,835	$3,835	$3,835
Short-term assets	36,644	36,644		$36,644
Securities held to maturity	14,403	14,765	302	14,456	$7
Loans held for sale	172	181		117	64
Net loans (excludes leases)	193,170	195,774			195,774
Other assets	1,900	2,473		1,857	616	(a)
Total assets	$250,124	$253,672	$4,137	$53,074	$196,461

Liabilities
Demand, savings and money market deposits	$224,097	$224,097		$224,097
Time deposits	20,882	20,934		20,934
Borrowed funds	55,790	56,066		54,674	$1,392
Unfunded loan commitments and letters of credit	249	249			249
Total liabilities	$301,018	$301,346		$299,705	$1,641
December 31, 2014
Assets
Cash and due from banks	$4,360	$4,360	$4,360
Short-term assets	34,380	34,380		$34,380
Securities held to maturity	11,588	11,984	292	11,683	$9
Loans held for sale	108	108		56	52
Net loans (excludes leases)	192,573	194,564			194,564
Other assets	1,879	2,544		1,802	742	(a)
Total assets	$244,888	$247,940	$4,652	$47,921	$195,367

Liabilities
Demand, savings and money market deposits	$210,838	$210,838		$210,838
Time deposits	21,396	21,392		21,392
Borrowed funds	55,329	56,011		54,574	$1,437
Unfunded loan commitments and letters of credit	240	240			240
Total liabilities	$287,803	$288,481		$286,804	$1,677
(a)	Represents estimated fair value of Visa Class B common shares, which was estimated solely based upon the September 30, 2015 and December 31, 2014 closing price for the Visa Class A common shares, respectively, and the Visa Class B common share conversion rate, which reflects adjustments in respect of all litigation funding by Visa as of that date. The transfer restrictions on the Visa Class B common shares could impact the aforementioned estimate, until they can be converted to Class A common shares. See Note 22 Commitments and Guarantees in our 2014 Form 10-K for additional information.

The aggregate fair values in the preceding table represent only a portion of the total market value of PNC’s assets and liabilities as, in accordance with the guidance related to fair values of financial instruments, Table 82 excludes the following:

•	financial instruments recorded at fair value on a recurring basis,
•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	mortgage servicing rights,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 82, see Note 7 Fair Value in our 2014 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    101

NOTE 8 GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by business segment consisted of the following:

Table 83: Goodwill by Business Segment (a)

In millions	September 30 2015	December 31 2014
Retail Banking	$5,795	$5,795
Corporate & Institutional Banking	3,244	3,244
Asset Management Group	64	64
Total	$9,103	$9,103
(a)	The Residential Mortgage Banking and Non-Strategic Assets Portfolio business segments did not have any goodwill allocated to them as of September 30, 2015 and December 31, 2014.

Mortgage Servicing Rights

We recognize the right to service mortgage loans for others as an intangible asset. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $1.5 billion and $1.4 billion at September 30, 2015 and December 31, 2014, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 84: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2015	2014	2015	2014
January 1	$506	$552	$845	$1,087
Additions:
From loans sold with servicing retained	48	36	61	66
Purchases	43	32	261	45
Changes in fair value due to:
Time and payoffs (a)	(66)	(68)	(136)	(100)
Other (b)	(26)	(20)	(69)	(120)
September 30	$505	$532	$962	$978
Related unpaid principal balance at September 30	$143,915	$143,449	$121,680	$110,749
Servicing advances at September 30	$277	$318	$431	$486
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2015 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented below. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may

102    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 85: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2015	December 31 2014
Fair value	$505	$506
Weighted-average life (years)	4.8	4.7
Weighted-average constant prepayment rate	7.22%	8.03%
Decline in fair value from 10% adverse change	$10	$10
Decline in fair value from 20% adverse change	$20	$19
Effective discount rate	7.36%	6.59%
Decline in fair value from 10% adverse change	$14	$13
Decline in fair value from 20% adverse change	$28	$26

Table 86: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2015	December 31 2014
Fair value	$962	$845
Weighted-average life (years)	5.9	6.1
Weighted-average constant prepayment rate	11.82%	11.16%
Decline in fair value from 10% adverse change	$45	$36
Decline in fair value from 20% adverse change	$86	$69
Weighted-average option adjusted spread	9.32%	10.36%
Decline in fair value from 10% adverse change	$33	$31
Decline in fair value from 20% adverse change	$64	$61

Fees from mortgage loan servicing, comprised of contractually specified servicing fees, late fees and ancillary fees, follows:

Table 87: Fees from Mortgage Loan Servicing

In millions	2015	2014
Nine months ended September 30	$381	$381
Three months ended September 30	$133	$125

We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset.

Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

Other Intangible Assets

Other intangible assets consist primarily of core deposit intangibles, customer lists and non-compete agreements. Core deposit intangibles are amortized on an accelerated basis, whereas the remaining other intangible assets are amortized on a straight-line basis. The estimated remaining useful lives of our other intangible assets range from 1 year to 9 years, with a weighted-average remaining useful life of 6 years.

Other intangible assets were as follows at September 30, 2015 and December 31, 2014:

Table 88: Other Intangible Assets

In millions	September 30 2015	December 31 2014
Gross carrying amount	$1,499	$1,502
Accumulated amortization	(1,092)	(1,009)
Net carrying amount	$407	$493

Amortization expense on existing other intangible assets for the first nine months of 2015 and 2014, as well as future amortization expense for the remainder of 2015 and the next five fiscal years, follows:

Table 89: Amortization Expense on Existing Other Intangible Assets

In millions
Nine months ended September 30, 2015	$86
Nine months ended September 30, 2014	96
Remainder of 2015	28
2016	97
2017	83
2018	72
2019	61
2020	37

The PNC Financial Services Group, Inc. – Form 10-Q    103

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

104    The PNC Financial Services Group, Inc. – Form 10-Q

The components of our net periodic pension and postretirement benefit cost for the first nine months of 2015 and 2014, respectively, were as follows:

Table 90: Net Periodic Pension and Postretirement Benefits Costs

Three months ended September 30 In millions	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Net periodic cost consists of:
Service cost	$27	$26	$1		$1	$2
Interest cost	44	46	3	$3	4	4
Expected return on plan assets	(75)	(72)
Amortization of prior service credit	(2)	(2)			(1)	(1)
Amortization of actuarial losses	8		2	1
Net periodic cost/(benefit)	$2	$(2)	$6	$4	$4	$5

Nine months ended September 30 In millions	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Net periodic cost consists of:
Service cost	$80	$77	$2	$2	$4	$4
Interest cost	133	140	9	9	11	12
Expected return on plan assets	(223)	(216)
Amortization of prior service credit	(6)	(6)			(1)	(1)
Amortization of actuarial losses	23		5	3
Net periodic cost/(benefit)	$7	$(5)	$16	$14	$14	$15

Stock Based Compensation Plans

As more fully described in Note 14 Stock Based Compensation Plans in our 2014 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted stock, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of September 30, 2015, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first nine months of 2015 and 2014 was $118 million and $133 million, respectively. At September 30, 2015, there was $215 million of unamortized share-based compensation expense related to nonvested equity compensation arrangements, including liability awards granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

Nonqualified Stock Options

Beginning in 2014, PNC discontinued the use of stock options as a standard element of our long-term equity incentive compensation programs under our Incentive Plans. Additional information regarding PNC stock options is more fully described in Note 14 Stock Based Compensation Plans in our 2014 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    105

The following table represents the stock option activity for the first nine months of 2015.

Table 91: Stock Option Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2014	6,701	$56.41	343	$585.23	7,044	$82.17
Granted (a)
Exercised	(1,649)	59.09			(1,649)	59.09
Cancelled	(29)	44.61	(34)	731.38	(63)	412.47
Outstanding at September 30, 2015	5,023	$55.60	309	$569.21	5,332	$85.39
Exercisable at September 30, 2015	4,975	$55.52	309	$569.21	5,284	$85.59
(a)	PNC did not grant any stock options in the first nine months of 2015.

During the first nine months of 2015, we issued approximately 1.2 million common shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize primarily treasury stock for any future stock option exercises.

Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards

Information on incentive/performance unit share awards and restricted stock/share unit awards is more fully described in Note 14 Stock Based Compensation Plans in our 2014 Form 10-K.

Table 92: Nonvested Incentive/Performance Unit Share Awards and Restricted Stock/Share Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Stock/ Share Units	Weighted- Average Grant Date Fair Value
December 31, 2014	1,837	$69.84	3,652	$69.03
Granted	649	90.35	1,048	92.35
Vested/Released	(682)	66.17	(1,199)	61.14
Forfeited	(37)	73.56	(130)	78.13
September 30, 2015	1,767	$78.71	3,371	$78.82

In the preceding table, the unit shares and related weighted-average grant date fair value of the incentive/performance awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying unit shares are released to the participants.

Liability Awards

A summary of all nonvested, cash-payable incentive/performance units and restricted share unit activity follows:

Table 93: Nonvested Cash-Payable Incentive/Performance Units and Restricted Share Units – Rollforward

In thousands	Cash-Payable Incentive/ Performance Units	Cash-Payable Restricted Share Units	Total
Outstanding at December 31, 2014	177	658	835
Granted	81	364	445
Vested and Released	(98)	(349)	(447)
Forfeited	(43)	(6)	(49)
Outstanding at September 30, 2015	117	667	784

Included in the preceding table are cash-payable restricted share units granted to certain executives. These grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are generally no market or performance criteria associated with these awards. Prior to the 2015 grant, compensation expense recognized related to these awards was recorded in prior periods as part of the annual cash bonus process. Due to certain requisite service period changes in the award agreements starting with the 2015 grant (for the 2014 performance year), compensation expense is recognized ratably over a four year period commensurate with the performance year plus the three years of service-based vesting requirements. As of September 30, 2015, the aggregate intrinsic value of all outstanding nonvested cash-payable incentive/performance units and restricted share units was approximately $70 million.

106    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by PNC:

Table 94: Total Gross Derivatives

	September 30, 2015			December 31, 2014
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP	$52,710	$1,604	$217	$49,061	$1,261	$186
Derivatives not designated as hedging instruments under GAAP	313,983	4,628	4,373	291,256	3,973	3,841
Total gross derivatives	$366,693	$6,232	$4,590	$340,317	$5,234	$4,027
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.

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

The PNC Financial Services Group, Inc. – Form 10-Q    107

Further detail regarding the notional amounts and fair values related to derivatives designated in hedge relationships is presented in the following table:

Table 95: Derivatives Designated As Hedging Instruments under GAAP

	September 30, 2015			December 31, 2014
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Interest rate contracts:
Fair value hedges:
Receive-fixed swaps	$24,651	$975		$20,930	$827	$38
Pay-fixed swaps (c)	5,145		$217	4,233	3	138
Subtotal	$29,796	$975	$217	$25,163	$830	$176
Cash flow hedges:
Receive-fixed swaps	$20,423	$579		$19,991	$400	$10
Forward purchase commitments	1,366	12		2,778	25
Subtotal	$21,789	$591		$22,769	$425	$10
Foreign exchange contracts:
Net investment hedges	$1,125	38		$1,129	$6
Total derivatives designated as hedging instruments	$52,710	$1,604	$217	$49,061	$1,261	$186
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Includes zero-coupon swaps.

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 96: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges

			Three months ended				Nine months ended
			September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
			Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Interest rate contracts	U.S. Treasury and Government Agencies Securities	Investment securities (interest income)	$(91)	$93	$31	$(31)	$(79)	$81	$(52)	$55
Interest rate contracts	Other Debt Securities	Investment securities (interest income)	(1)	1	2	(2)	(1)	1	1	(1)
Interest rate contracts	Subordinated debt	Borrowed funds (interest expense)	92	(104)	(69)	66	8	(37)	5	(23)
Interest rate contracts	Bank notes and senior debt	Borrowed funds (interest expense)	213	(219)	(78)	77	190	(199)	(19)	15
Total (a)			$213	$(229)	$(114)	$110	$118	$(154)	$(65)	$46
(a)	The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $16 million for the three months ended September 30, 2015 and net losses of $36 million for the nine months ended September 30, 2015 compared with net losses of $4 million for the three months ended September 30, 2014 and net losses of $19 million for the nine months ended September 30, 2014.

108    The PNC Financial Services Group, Inc. – Form 10-Q

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow September 30, 2015, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $243 million pretax, or $158 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2015. The maximum length of time over which forecasted loan cash flows are hedged is 10 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow September 30, 2015, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $33 million pretax, or $22 million after-tax, as adjustments of yield on investment securities. As of September 30, 2015, the maximum length of time over which forecasted purchase contracts are hedged is three months.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first nine months of 2015 and 2014, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 97: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Gains (losses) on derivatives recognized in OCI – (effective portion)	$326	$(17)	$522	$193
Less: Gains (losses) reclassified from accumulated OCI into income – (effective portion)
Interest income	80	64	220	200
Noninterest income	12		(1)	(2)
Total gains (losses) reclassified from accumulated OCI into income – (effective portion)	92	64	219	198
Net unrealized gains (losses) on cash flow hedge derivatives	$234	$(81)	$303	$(5)
(a)	All cash flow hedge derivatives are interest rate contracts as of September 30, 2015 and September 30, 2014.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

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

For the first nine months of 2015 and 2014, there was no net investment hedge ineffectiveness.

Further detail on gains (losses) on net investment hedge derivatives is presented in the following table:

Table 98: Gains (Losses) on Derivatives – Net Investment Hedges

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Gains (losses) on derivatives recognized in OCI (effective portion)
Foreign exchange contracts	$43	$51	$32	$18

The PNC Financial Services Group, Inc. – Form 10-Q    109

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

Further detail regarding the notional amounts and fair values related to derivatives not designated in hedge relationships is presented in the following table:

Table 99: Derivatives Not Designated As Hedging Instruments under GAAP

	September 30, 2015			December 31, 2014
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$35,752	$972	$599	$32,459	$777	$394
Swaptions	928	31	14	1,498	29	22
Futures (c)	25,204			22,084
Futures options	17,000	4	4	12,225	4
Mortgage-backed securities commitments	3,990	20	2	710	4
Subtotal	82,874	1,027	619	68,976	814	416
Loan sales
Interest rate contracts:
Futures (c)	30			58
Bond options	300	1		300
Mortgage-backed securities commitments	6,027	9	26	4,916	10	21
Residential mortgage loan commitments	1,789	28		1,852	22
Subtotal	8,146	38	26	7,126	32	21
Subtotal	$91,020	$1,065	$645	$76,102	$846	$437
Derivatives used for commercial mortgage banking activities:
Interest rate contracts:
Swaps	$3,822	$103	$67	$3,801	$67	$48
Swaptions	439			439	2	1
Futures (c)	21,391			19,913
Commercial mortgage loan commitments	1,607	14	7	2,042	16	10
Subtotal	27,259	117	74	26,195	85	59
Credit contracts:
Credit default swaps	79			95
Subtotal	$27,338	$117	$74	$26,290	$85	$59
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$152,068	$2,985	$2,938	$146,008	$2,632	$2,559
Caps/floors – Sold	5,292		13	4,846		16
Caps/floors – Purchased	6,585	29		6,339	34
Swaptions	5,161	103	10	3,361	62	12
Futures (c)	1,367			3,112
Mortgage-backed securities commitments	3,299	6	8	2,137	3	3
Subtotal	173,772	3,123	2,969	165,803	2,731	2,590
Foreign exchange contracts	11,183	244	246	12,547	223	240
Credit contracts:
Risk participation agreements	5,135	2	5	5,124	2	4
Subtotal	$190,090	$3,369	$3,220	$183,474	$2,956	$2,834
Derivatives used for other risk management activities:
Interest rate contracts				$833	$1
Foreign exchange contracts	$3,357	$77	$5	2,661	85	$1
Credit contracts:
Credit default swaps	15			15
Other contracts (d)	2,163		429	1,881		510
Subtotal	5,535	77	434	5,390	86	511
Total derivatives not designated as hedging instruments	$313,983	$4,628	$4,373	$291,256	$3,973	$3,841
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

110    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 100: Gains (Losses) on Derivatives Not Designated As Hedging Instruments under GAAP

	Three months ended September 30			Nine months ended September 30
In millions	2015		2014	2015	2014
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts		$144	$15	$159	$125
Loan sales
Interest rate contracts		(6)	17	62	5
Gains (losses) included in residential mortgage banking activities (a)		$138	$32	$221	$130
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)		$42	$4	$47	$47
Credit contracts (c)					(1)
Gains (losses) from commercial mortgage banking activities		$42	$4	$47	$46
Derivatives used for customer-related activities:
Interest rate contracts		$10	$15	$44	$25
Foreign exchange contracts		23	(5)	56	43
Gains (losses) from customer-related activities (c)		$33	$10	$100	$68
Derivatives used for other risk management activities:
Interest rate contracts	$		$1	$1	$(14)
Foreign exchange contracts		94	80	208	73
Other contracts (d)		47	(52)	54	(79)
Gains (losses) from other risk management activities (c)		$141	$29	$263	$(20)
Total gains (losses) from derivatives not designated as hedging instruments		$354	$75	$631	$224
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

Credit Derivatives

We have historically entered into credit derivatives, specifically credit default swaps and risk participation agreements, as part of our commercial mortgage banking hedging activities and for customer and other risk management purposes.

Credit Default Swaps

We no longer actively enter into these types of credit derivatives. For more information regarding credit default swaps, see Note 15 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K.

Risk Participation Agreements

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The notional amount of risk participation agreements sold was $2.8 billion at both September 30, 2015 and December 31, 2014. For more information regarding risk participation agreements, see Note 15 Financial Derivatives in our Notes To Consolidated

Financial Statements under Item 8 of our 2014 Form 10-K. Assuming all underlying third party customers referenced in the swap contracts defaulted at September 30, 2015, the exposure from these agreements would be $148 million based on the fair value of the underlying swaps, compared with $124 million at December 31, 2014.

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

The following derivative Table 101 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of September 30, 2015 and December 31, 2014. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 101: Derivative Assets and Liabilities Offsetting

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
September 30, 2015 In millions		Fair Value Offset Amount	Cash Collateral

Derivative assets
Interest rate contracts	$5,871	$1,956	$432	$3,483		$240	$3,243
Foreign exchange contracts	359	201	22	136		5	131
Credit contracts	2	1	1
Total derivative assets (a)	$6,232	$2,158	$455	$3,619	(b)	$245	$3,374

	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
September 30, 2015 In millions		Fair Value Offset Amount	Cash Collateral

Derivative liabilities
Interest rate contracts	$3,905	$2,028	$539	$1,338			$1,338
Foreign exchange contracts	251	126	22	103			103
Credit contracts	5	4	1
Other contracts	429			429			429
Total derivative liabilities (a)	$4,590	$2,158	$562	$1,870	(c)		$1,870

	Gross Fair Value Derivative Assets	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Assets		Securities Collateral Held Under Master Netting Agreements	Net Amounts
December 31, 2014 In millions		Fair Value Offset Amount	Cash Collateral

Derivative assets
Interest rate contracts	$4,918	$1,981	$458	$2,479		$143	$2,336
Foreign exchange contracts	314	159	47	108		1	107
Credit contracts	2	1	1
Total derivative assets (a)	$5,234	$2,141	$506	$2,587	(b)	$144	$2,443

	Gross Fair Value Derivative Liabilities	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value Derivative Liabilities		Securities Collateral Pledged Under Master Netting Agreements	Net Amounts
December 31, 2014 In millions		Fair Value Offset Amount	Cash Collateral

Derivative liabilities
Interest rate contracts	$3,272	$2,057	$483	$732			$732
Foreign exchange contracts	241	80	20	141			141
Credit contracts	4	4
Other contracts	510			510			510
Total derivative liabilities (a)	$4,027	$2,141	$503	$1,383	(c)		$1,383
(a)	Included derivative assets and derivative liabilities as of September 30, 2015 totaling $1.4 billion and $1.3 billion, respectively, related to interest rate contracts executed bilaterally with counterparties in the U.S. over-the-counter market and novated to and cleared through a central clearing house. The comparable amounts as of December 31, 2014 totaled $807 million and $657 million, respectively. Derivative assets and liabilities as of September 30, 2015 and December 31, 2014 related to exchange-traded interest rate contracts were not material. As of September 30, 2015 and December 31, 2014, these contracts were not subject to offsetting. The remaining gross and net derivative assets and liabilities relate to contracts executed bilaterally with counterparties that are not settled through an organized exchange or central clearing house.
(b)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(c)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

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

112    The PNC Financial Services Group, Inc. – Form 10-Q

At September 30, 2015, we held cash, U.S. government securities and mortgage-backed securities totaling $1.1 billion under master netting and other collateral agreements to collateralize net derivative assets due from counterparties, and we have pledged cash totaling $.9 billion under these agreements to collateralize net derivative liabilities owed to counterparties. These totals may differ from the amounts presented in the preceding offsetting table because they may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair value with the counterparty as of the balance sheet date due to timing or other factors. To the extent not netted against the derivative fair value under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other borrowed funds on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain of the master netting agreements and certain other derivative agreements also contain provisions that require PNC’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If PNC’s debt ratings were to fall below investment grade, we would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2015 was $.9 billion for which PNC had posted collateral of $.7 billion in the normal course of business. The maximum additional amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2015 would be $.2 billion.

NOTE 12 EARNINGS PER SHARE

Table 102: Basic and Diluted Earnings per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2015	2014	2015	2014
Basic
Net income	$1,073	$1,038	$3,121	$3,150
Less:
Net income (loss) attributable to noncontrolling interests	18	1	23	2
Preferred stock dividends and discount accretion and redemptions	64	71	182	189
Net income attributable to common shares	991	966	2,916	2,959
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares		3	2	9
Net income attributable to basic common shares	$991	$963	$2,914	$2,950
Basic weighted-average common shares outstanding	512	529	516	531
Basic earnings per common share (a)	$1.93	$1.82	$5.64	$5.55
Diluted
Net income attributable to basic common shares	$991	$963	$2,914	$2,950
Less: Impact of BlackRock earnings per share dilution	4	4	14	13
Net income attributable to diluted common shares	$987	$959	$2,900	$2,937
Basic weighted-average common shares outstanding	512	529	516	531
Dilutive potential common shares (b) (c)	8	8	9	8
Diluted weighted-average common shares outstanding	520	537	525	539
Diluted earnings per common share (a)	$1.90	$1.79	$5.52	$5.45
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares (participating securities).
(b)	No stock options were considered to be anti-dilutive for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.
(c)	No warrants were considered to be anti-dilutive for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    113

NOTE 13 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first nine months of 2014 and 2015 follows.

Table 103: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2013	533	$2,698	$3,941	$12,416	$23,251	$436	$(408)	$1,703	$44,037
Cumulative effect of adopting ASC 860-50 (a)					2				2
Balance at January 1, 2014	533	$2,698	$3,941	$12,416	$23,253	$436	$(408)	$1,703	$44,039
Net income					3,148			2	3,150
Other comprehensive income (loss), net of tax						291			291
Cash dividends declared
Common ($1.40 per share)					(748)				(748)
Preferred					(185)				(185)
Preferred stock discount accretion			4		(4)
Common stock activity	1	5		56					61
Treasury stock activity	(6)			12			(523)		(511)
Other				89				(191)	(102)
Balance at September 30, 2014 (b)	528	$2,703	$3,945	$12,573	$25,464	$727	$(931)	$1,514	$45,995
Balance at January 1, 2015	523	$2,705	$3,946	$12,627	$26,200	$503	$(1,430)	$1,523	$46,074
Net income					3,098			23	3,121
Other comprehensive income (loss), net of tax						112			112
Cash dividends declared
Common ($1.50 per share)					(779)				(779)
Preferred					(178)				(178)
Preferred stock discount accretion			4		(4)
Common stock activity	1	3		36					39
Treasury stock activity	(14)			(58)			(1,407)		(1,465)
Preferred stock redemption – Series K (c)			(500)						(500)
Other				70				(216)	(146)
Balance at September 30, 2015 (b)	510	$2,708	$3,450	$12,675	$28,337	$615	$(2,837)	$1,330	$46,278
(a)	Amount represents the cumulative impact of our January 1, 2014 irrevocable election to prospectively measure all classes of commercial MSRs at fair value. See Note 1 Accounting Policies and Note 8 Goodwill and Other Intangible Assets for more information on this election in our Notes To Consolidated Financial Statements under Item 8 of our 2014 Form 10-K.
(b)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(c)	On May 4, 2015, PNC redeemed all 50,000 shares of its Series K Preferred Stock, as well as all 500,000 Depositary Shares representing fractional interests in such shares, resulting in net outflow of $500 million.

Warrants

We had 13,385,615 warrants outstanding as of September 30, 2015 compared to 16,885,192 as of December 31, 2014. The reduction was due to 3,499,577 warrants that were exercised during 2015. Each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.33 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. In 2015, we issued 1,059,612 common shares resulting from the exercise of the warrants. The issuance of these shares resulted in a reclassification within Capital surplus – Common stock and other with no impact on PNC’s Shareholder’s equity. The remaining outstanding warrants will expire as of December 31, 2018, and are considered in the calculation of diluted earnings per common share in Note 12 Earnings Per Share in this Report.

114    The PNC Financial Services Group, Inc. – Form 10-Q

Table 104: Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at June 30, 2014	$1,048	$(385)	$663
Third Quarter 2014 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(125)	46	(79)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	7	(3)	4
Net unrealized gains (losses) on non-OTTI securities	(132)	49	(83)
Balance at September 30, 2014	916	(336)	580
Balance at June 30, 2015	731	(268)	463
Third Quarter 2015 activity
Increase in net unrealized gains (losses) on non-OTTI securities	139	(52)	87
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	6	(2)	4
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(21)	7	(14)
Net unrealized gains (losses) on non-OTTI securities	154	(57)	97
Balance at September 30, 2015	$885	$(325)	$560
Net unrealized gains (losses) on OTTI securities
Balance at June 30, 2014	$143	$(51)	$92
Third Quarter 2014 activity
Increase in net unrealized gains (losses) on OTTI securities	14	(5)	9
Less: OTTI losses realized on securities reclassified to noninterest income	(1)	1
Net unrealized gains (losses) on OTTI securities	15	(6)	9
Balance at September 30, 2014	158	(57)	101
Balance at June 30, 2015	122	(44)	78
Third Quarter 2015 activity
Increase in net unrealized gains (losses) on OTTI securities	3	(1)	2
Less: OTTI losses realized on securities reclassified to noninterest income	(1)		(1)
Net unrealized gains (losses) on OTTI securities	4	(1)	3
Balance at September 30, 2015	$126	$(45)	$81
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at June 30, 2014	$460	$(168)	$292
Third Quarter 2014 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(17)	6	(11)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	61	(22)	39
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	3	(1)	2
Net unrealized gains (losses) on cash flow hedge derivatives	(81)	29	(52)
Balance at September 30, 2014	379	(139)	240
Balance at June 30, 2015	621	(227)	394
Third Quarter 2015 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	326	(119)	207
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	74	(27)	47
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	6	(2)	4
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	12	(4)	8
Net unrealized gains (losses) on cash flow hedge derivatives	234	(86)	148
Balance at September 30, 2015	$855	$(313)	$542

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    115

(continued from previous page)

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at June 30, 2014	$(283)	$103	$(180)
Third Quarter 2014 activity
Amortization of actuarial loss (gain) reclassified to other noninterest expense	1		1
Amortization of prior service cost (credit) reclassified to other noninterest expense	(3)	1	(2)
Total Third Quarter 2014 activity	(2)	1	(1)
Balance at September 30, 2014	(285)	104	(181)
Balance at June 30, 2015	(770)	282	(488)
Third Quarter 2015 activity
Net pension and other postretirement benefit plan activity
Amortization of actuarial loss (gain) reclassified to other noninterest expense	10	(3)	7
Amortization of prior service cost (credit) reclassified to other noninterest expense	(3)	1	(2)
Total Third Quarter 2015 activity	7	(2)	5
Balance at September 30, 2015	$(763)	$280	$(483)
Other
Balance at June 30, 2014	$(13)	$27	$14
Third Quarter 2014 Activity
PNC’s portion of BlackRock’s OCI	(10)	4	(6)
Net investment hedge derivatives (b)	51	(19)	32
Foreign currency translation adjustments (c)	(53)		(53)
Total Third Quarter 2014 activity	(12)	(15)	(27)
Balance at September 30, 2014	(25)	12	(13)
Balance at June 30, 2015	(95)	27	(68)
Third Quarter 2015 Activity
PNC’s portion of BlackRock’s OCI
Net investment hedge derivatives (b)	43	(16)	27
Foreign currency translation adjustments (c)	(44)		(44)
Total Third Quarter 2015 activity	(1)	(16)	(17)
Balance at September 30, 2015	$(96)	$11	$(85)

116    The PNC Financial Services Group, Inc. – Form 10-Q

In millions	Pretax	Tax	After-tax
Net unrealized gains (losses) on non-OTTI securities
Balance at December 31, 2013	$647	$(238)	$409
2014 activity
Increase in net unrealized gains (losses) on non-OTTI securities	296	(108)	188
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	21	(8)	13
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	6	(2)	4
Net unrealized gains (losses) on non-OTTI securities	269	(98)	171
Balance at September 30, 2014	916	(336)	580
Balance at December 31, 2014	1,022	(375)	647
2015 activity
Increase in net unrealized gains (losses) on non-OTTI securities	(75)	27	(48)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	20	(7)	13
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	42	(16)	26
Net unrealized gains (losses) on non-OTTI securities	(137)	50	(87)
Balance at September 30, 2015	$885	$(325)	$560
Net unrealized gains (losses) on OTTI securities
Balance at December 31, 2013	$36	$(12)	$24
2014 activity
Increase in net unrealized gains (losses) on OTTI securities	118	(43)	75
Less: OTTI losses realized on securities reclassified to noninterest income	(4)	2	(2)
Net unrealized gains (losses) on OTTI securities	122	(45)	77
Balance at September 30, 2014	158	(57)	101
Balance at December 31, 2014	115	(41)	74
2015 activity
Increase in net unrealized gains (losses) on OTTI securities	8	(3)	5
Less: OTTI losses realized on securities reclassified to noninterest income	(3)	1	(2)
Net unrealized gains (losses) on OTTI securities	11	(4)	7
Balance at September 30, 2015	$126	$(45)	$81
Net unrealized gains (losses) on cash flow hedge derivatives
Balance at December 31, 2013	$384	$(141)	$243
2014 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	193	(72)	121
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	191	(70)	121
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	9	(4)	5
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	(2)		(2)
Net unrealized gains (losses) on cash flow hedge derivatives	(5)	2	(3)
Balance at September 30, 2014	379	(139)	240
Balance at December 31, 2014	552	(202)	350
2015 activity
Increase in net unrealized gains (losses) on cash flow hedge derivatives	522	(191)	331
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income (a)	202	(74)	128
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income (a)	18	(7)	11
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income (a)	(1)	1
Net unrealized gains (losses) on cash flow hedge derivatives	303	(111)	192
Balance at September 30, 2015	$855	$(313)	$542

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    117

(continued from previous page)

In millions	Pretax	Tax	After-tax
Pension and other postretirement benefit plan adjustments
Balance at December 31, 2013	$(374)	$137	$(237)
2014 Activity
Net pension and other postretirement benefit plan activity	93	(35)	58
Amortization of actuarial loss (gain) reclassified to other noninterest expense	3	(1)	2
Amortization of prior service cost (credit) reclassified to other noninterest expense	(7)	3	(4)
Total 2014 activity	89	(33)	56
Balance at September 30, 2014	(285)	104	(181)
Balance at December 31, 2014	(820)	300	(520)
2015 Activity
Net pension and other postretirement benefit plan activity	36	(13)	23
Amortization of actuarial loss (gain) reclassified to other noninterest expense	28	(10)	18
Amortization of prior service cost (credit) reclassified to other noninterest expense	(7)	3	(4)
Total 2015 Activity	57	(20)	37
Balance at September 30, 2015	$(763)	$280	$(483)
Other
Balance at December 31, 2013	$(20)	$17	$(3)
2014 Activity
PNC’s portion of BlackRock’s OCI	(3)	2	(1)
Net investment hedge derivatives (b)	18	(7)	11
Foreign currency translation adjustments	(20)		(20)
Total 2014 activity	(5)	(5)	(10)
Balance at September 30, 2014	(25)	12	(13)
Balance at December 31, 2014	(59)	11	(48)
2015 Activity
PNC’s portion of BlackRock’s OCI	(34)	12	(22)
Net investment hedge derivatives (b)	32	(12)	20
Foreign currency translation adjustments (c)	(35)		(35)
Total 2015 activity	(37)		(37)
Balance at September 30, 2015	$(96)	$11	$(85)
(a)	Cash flow hedge derivatives are interest rate contract derivatives designated as hedging instruments under GAAP.
(b)	Net investment hedge derivatives are foreign exchange contracts designated as hedging instruments under GAAP.
(c)	The earnings of PNC’s Luxembourg-UK lending business have been indefinitely reinvested: therefore, no U.S. deferred income tax has been recorded on the foreign currency translation of the investment.

Table 105: Accumulated Other Comprehensive Income (Loss) Components

	September 30, 2015		December 31, 2014
In millions	Pretax	After-tax	Pretax	After-tax
Net unrealized gains (losses) on non-OTTI securities	$885	$560	$1,022	$647
Net unrealized gains (losses) on OTTI securities	126	81	115	74
Net unrealized gains (losses) on cash flow hedge derivatives	855	542	552	350
Pension and other postretirement benefit plan adjustments	(763)	(483)	(820)	(520)
Other	(96)	(85)	(59)	(48)
Accumulated other comprehensive income (loss)	$1,007	$615	$810	$503

118    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 14 INCOME TAXES

Table 106: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	September 30 2015	December 31 2014
Net Operating Loss Carryforwards:
Federal	$918	$997
State	$2,433	$2,594
Tax Credit Carryforwards:
Federal	$35	$35
State	$7	$7

The federal net operating loss carryforwards expire in 2032. The state net operating loss carryforwards will expire from 2015 to 2035. The majority of the tax credit carryforwards expire in 2032. All federal and most state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. It is anticipated that the company will be able to fully utilize its carryforwards for federal tax purposes, but a valuation allowance of $63 million has been recorded against certain state tax carryforwards as of September 30, 2015. If select uncertain tax positions were successfully challenged by a state, the state net operating losses listed above could be reduced by $60 million.

The Internal Revenue Service (IRS) is currently examining PNC’s 2011 through 2013 returns. Examinations by the IRS relating to National City’s consolidated federal income tax returns through 2008 were effectively settled.

The Company had unrecognized tax benefits of $30 million at September 30, 2015 and $77 million at December 31, 2014. At September 30, 2015, $23 million of unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

It is reasonably possible that the balance of unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the balance of unrecognized tax benefits could decrease by $10 million within the next twelve months.

During the nine months ended September 30, 2015, we recognized $154 million of amortization, $167 million of tax credits, and $56 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes. The amounts for the third quarter of 2015 were $52 million, $56 million and $19 million, respectively.

NOTE 15 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 15 as well as those matters disclosed in Note 21 Legal Proceedings in Part II, Item 8 of our 2014 Form 10-K and in Note 15 Legal Proceedings in Part I, Item 1 of our first and second quarter 2015 Forms 10-Q (such prior disclosure collectively referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2015, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount of up to approximately $725 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

The PNC Financial Services Group, Inc. – Form 10-Q    119

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

Interchange Litigation

The appeal of the order of approval of the United States District Court for the Eastern District of New York in the cases consolidated in that court under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO) was argued in September 2015 and remains pending. In addition, in July 2015 several objectors filed a motion with the district court to vacate the court’s judgment, including the approval of the settlement, based on alleged misconduct by one of the counsel for MasterCard and one of the counsel for plaintiffs. This motion remains pending.

CBNV Mortgage Litigation

In the cases consolidated for pre-trial proceedings in the United States District Court for the Western District of Pennsylvania under the caption In re: Community Bank of Northern Virginia Lending Practices Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674), we moved for a rehearing by the United States Court of Appeals for the Third Circuit of its affirmance of the grant of class certification by the district court. Our motion was denied in October 2015.

Overdraft Litigation

In Dasher v. RBC Bank (10-cv-22190-JLK), currently pending for pre-trial proceedings in the United States District Court for the Southern District of Florida, we filed a motion in December 2014 to compel arbitration as to the claims of the plaintiff based on an arbitration provision added to the PNC account agreement in 2013. In August 2015, the district court denied our motion. Later in August 2015, we appealed the denial of our arbitration motion to the court of appeals. The appeal is pending.

Lender Placed Insurance Litigation

In Montoya, et al. v. PNC Bank, N.A., et al., (Case No. 1:14-cv-20474-JEM), pending in the United States District Court for the Southern District of Florida, the court granted preliminary approval of the settlement in September 2015. Notice to the class members will be provided following this preliminary approval.

Patent Infringement Litigation

In October 2015, the plaintiffs in Intellectual Ventures I LLC and Intellectual Ventures II LLC vs. PNC Financial Services Group, Inc., and PNC Bank, NA, (Case No. 2:13-cv-00740-AJS)(IV 1), pending in the United States District Court for the Western District of Pennsylvania, moved to dismiss with prejudice their claims arising from the patents that had not been subject to prior dismissal in this lawsuit. The court has granted this motion.

Also in October 2015, in Intellectual Ventures I LLC and Intellectual Ventures II LLC v. PNC Bank Financial Services Group, Inc., PNC Bank NA, and PNC Merchant Services Company, LP (Case No. 2:14-cv-00832-AKS)(IV 2), pending in the same court as IV 1, the plaintiffs voluntarily dismissed without prejudice their claims with respect to three patents that had been invalidated in other lawsuits, leaving two patents at issue in this lawsuit. The plaintiffs moved to deconsolidate IV 1 and IV 2 and to lift the stay. In October this motion was denied.

Mortgage Repurchase Litigation

In September 2015, in Residential Funding Company, LLC v. PNC Bank, N.A., et al. (Civil No. 13-3498- JRT-JSM), Residential Funding Company (RFC) filed a motion for leave

120    The PNC Financial Services Group, Inc. – Form 10-Q

to file a second amended complaint to add claims based on an asserted principle that loan sellers had a continuing contractual obligation to provide notice of loan defects, which RFC claims should allow it to assert contract claims as to pre-May 14, 2006 loans notwithstanding the prior dismissal of those claims with prejudice.

Pre-need Funeral Arrangements

In Jo Ann Howard, P.C., et al. v. Cassity, et al. (No. 4:09-CV-1252-ERW), pending in the United States District Court for the Eastern District of Missouri, the parties’ post-trial motions were argued in August 2015.

DD Growth Premium Master Fund

In June 2014, the liquidators of the DD Growth Premium Master Fund (DD Growth) issued a Plenary Summons in the High Court, Dublin, Ireland, in connection with the provision of administration services to DD Growth by a European subsidiary (GIS Europe) of PNC Global Investment Servicing (PNC GIS), a former subsidiary of PNC. The Plenary Summons was served on GIS Europe in June 2015.

In July 2010, PNC completed the sale of PNC GIS to The Bank of New York Mellon Corporation (BNY Mellon). Beginning in February 2014, BNY Mellon has provided notice to PNC of three indemnification claims related to DD Growth funds. PNC’s responsibility for this litigation is subject to the terms and limitations included in the indemnification provisions of the stock purchase agreement.

In its Statement of Claim, which the liquidator served in July 2015, the liquidator alleges, among other things, that GIS Europe breached its contractual duties to DD Growth as well as an alleged duty of care to DD Growth, and to investors in DD Growth, and makes claims of breach of the administration and accounting services agreement, breach of the middle office agreement, negligence, gross negligence, and breach of duty. The statement of claim further alleges claims for loss in the net asset value of the fund and loss of certain subscriptions paid into the fund in the amounts of approximately $283 million and $134 million, respectively. The statement of claim seeks, among other things, damages, costs, and interest.

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

NOTE 16 COMMITMENTS AND GUARANTEES

Commitments

In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of September 30, 2015 and December 31, 2014, respectively.

Table 107: Commitments to Extend Credit and Other Commitments

In millions	September 30 2015	December 31 2014
Commitments to extend credit
Total commercial lending	$100,323	$98,742
Home equity lines of credit	17,350	17,839
Credit card	19,622	17,833
Other	4,075	4,178
Total commitments to extend credit	141,370	138,592
Net outstanding standby letters of credit (a)	9,112	9,991
Reinsurance agreements	2,054	4,297
Standby bond purchase agreements (b)	968	1,095
Other commitments (c)	990	962
Total commitments to extend credit and other commitments	$154,494	$154,937
(a)	Net outstanding standby letters of credit include $4.9 billion and $5.2 billion which support remarketing programs at September 30, 2015 and December 31, 2014, respectively.
(b)	We enter into standby bond purchase agreements to support municipal bond obligations.
(c)	Includes $441 million related to investments in qualified affordable housing projects at both September 30, 2015 and December 31, 2014.

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

Table 108: Internal Credit Ratings Related to Net Outstanding Standby Letters of Credit

	September 30 2015	December 31 2014
Internal credit ratings (as a percentage of portfolio):
Pass (a)	94%	95%
Below pass (b)	6%	5%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2015 had terms ranging from less than 1 year to 7 years.

As of September 30, 2015, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $182 million at September 30, 2015 and is included in Other liabilities on our Consolidated Balance Sheet.

122    The PNC Financial Services Group, Inc. – Form 10-Q

Reinsurance Agreements

We have a wholly-owned captive insurance subsidiary which provides reinsurance for accidental death & dismemberment, credit life, accident & health and lender placed hazard, all of which are in run-off. Aggregate maximum exposure up to the specified limits for all reinsurance contracts is as follows:

Table 109: Reinsurance Agreements Exposure (a)

In millions	September 30 2015	December 31 2014
Accidental Death & Dismemberment	$1,678	$1,774
Credit Life, Accident & Health	376	467
Lender Placed Hazard (b) (c)		2,056
Maximum Exposure (d)	$2,054	$4,297
Maximum Exposure to Quota Share Agreements with 100% Reinsurance	$375	$466
(a)	Reinsurance agreements exposure balances represent estimates based on availability of financial information from insurance carriers.
(b)	Through the purchase of catastrophe reinsurance connected to the Lender Placed Hazard Exposure, should a catastrophic event occur, PNC will benefit from this reinsurance. No credit for the catastrophe reinsurance protection is applied to the aggregate exposure figure.
(c)	Program was placed into run-off for coverage issued or renewed on or after June 1, 2014 with policy terms one year or less.
(d)	The Borrower and Lender Paid Mortgage Insurance program was placed into run-off. Most of these policies carry no liability to PNC, and due to immateriality this program is no longer included in the maximum exposure amount.

A rollforward of the reinsurance reserves for probable losses for the first nine months of 2015 and 2014 is as follows:

Table 110: Reinsurance Reserves – Rollforward

In millions	2015	2014
January 1	$13	$32
Paid Losses	(8)	(17)
Net Provision	5	10
Changes to Agreements		(10)
September 30	$10	$15

The reinsurance reserves are declining as the programs are in run-off. There were no other changes to existing agreements nor did we enter into any new relationships.

There is a reasonable possibility that losses could be more than or less than the amount reserved due to ongoing uncertainty in various economic, social and other factors that could impact the frequency and severity of claims covered by these reinsurance agreements. At September 30, 2015, the reasonably possible loss above our accrual was not material.

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

The PNC Financial Services Group, Inc. – Form 10-Q    123

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

Under these programs, we generally assume up to a one-third pari passu risk of loss on unpaid principal balances through a loss share arrangement. At September 30, 2015 and December 31, 2014, the unpaid principal balance outstanding of loans sold as a participant in these programs was $13.0 billion and $12.3 billion, respectively. The potential maximum exposure under the loss share arrangements was $3.9 billion at September 30, 2015 and $3.7 billion at December 31, 2014.

If payment is required under these programs, we would not have a contractual interest in the collateral underlying the mortgage loans on which losses occurred, although the value of the collateral is taken into account in determining our share of such losses. Our exposure and activity associated with these recourse obligations are reported in the Corporate & Institutional Banking segment.

We maintain a reserve for estimated losses based upon our exposure. The reserve for losses under these programs totaled $38 million and $36 million at September 30, 2015 and September 30, 2014, respectively, and was included in Other liabilities on our Consolidated Balance Sheet. An analysis of the changes in this liability during 2015 and 2014 follows:

Table 111: Analysis of Commercial Mortgage Recourse Obligations

In millions	2015	2014
January 1	$35	$33
Reserve adjustments, net	3	3
September 30	$38	$36

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

124    The PNC Financial Services Group, Inc. – Form 10-Q

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

Management’s subsequent evaluation of these indemnification and repurchase liabilities is based upon trends in indemnification and repurchase requests, actual loss experience, risks in the underlying serviced loan portfolios, and current economic conditions. As part of its evaluation, management considers estimated loss projections over the life of the subject loan portfolio. At September 30, 2015 and September 30, 2014, the total indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $117 million and $132 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet. An analysis of the changes in this liability during 2015 and 2014 follows:

Table 112: Analysis of Indemnification and Repurchase Liability for Asserted Claims and Unasserted Claims

	2015			2014
In millions	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total	Residential Mortgages (a)	Home Equity Loans/ Lines (b)	Total
January 1	$107	$29	$136	$131	$22	$153
Reserve adjustments, net	4	(5)	(1)	(4)	14	10
Losses – loan repurchases and private investor settlements	(16)	(2)	(18)	(19)	(12)	(31)
September 30	$95	$22	$117	$108	$24	$132
(a)	The unpaid principal balance of loans associated with our exposure to repurchase obligations totaled $66.0 billion and $69.0 billion at September 30, 2015 and September 30, 2014, respectively.
(b)	Repurchase obligation was associated with sold loan portfolios of $2.2 billion and $2.6 billion at September 30, 2015 and September 30, 2014, respectively. PNC is no longer engaged in the brokered home equity lending business, which was acquired with National City.

Management believes the indemnification and repurchase liabilities appropriately reflect the estimated probable losses on indemnification and repurchase claims for all loans sold and outstanding as of September 30, 2015. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans. While management seeks to obtain all relevant information in estimating the indemnification and repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, it is reasonably possible that future indemnification and repurchase losses could be more or less than our established liability. Factors that could affect our estimate include the volume of valid claims driven by investor strategies and behavior, our ability to successfully negotiate claims with investors, housing prices and other economic conditions. At September 30, 2015, we estimate that it is reasonably possible that we could incur additional losses in excess of our accrued indemnification and repurchase liability of up to approximately $78 million for our portfolio of residential mortgage loans sold. At September 30, 2015, the reasonably possible loss above our accrual for our portfolio of home equity loans/lines of credit sold was not material. This estimate of potential additional losses in excess of our liability is based on assumed higher repurchase claims and lower claim rescissions than our current assumptions.

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

The PNC Financial Services Group, Inc. – Form 10-Q    125

Table 113 shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance

Sheet or within Table 113. The amounts reported in Table 113 exclude the fair value adjustment on the structured resale agreements of $5 million and $7 million at September 30, 2015 and December 31, 2014, respectively, that we have elected to account for at fair value. Refer to Note 7 Fair Value for additional information regarding the structured resale agreements at fair value.

Refer to Note 11 Financial Derivatives for additional information related to offsetting of financial derivatives.

Table 113: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale Agreements (a)	Securities Collateral Held Under Master Netting Agreements (b)	Net Amounts (c)
Resale Agreements
September 30, 2015	$1,143		$1,143	$1,069	$74
December 31, 2014	$1,646		$1,646	$1,569	$77

In millions	Gross Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Repurchase Agreements (d)	Securities Collateral Pledged Under Master Netting Agreements (b)	Net Amounts (e)
Repurchase Agreements
September 30, 2015	$2,003		$2,003	$1,183	$820
December 31, 2014	$3,406		$3,406	$2,580	$826
(a)	Represents the resale agreement amount included in Federal funds sold and resale agreements on our Consolidated Balance Sheet and the related accrued interest income in the amount of less than $1 million at September 30, 2015 and $1 million at December 31, 2014, respectively, which is included in Other Assets on the Consolidated Balance Sheet.
(b)	Represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(c)	Represents certain long term resale agreements which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(d)	Represents the repurchase agreement amount included in Federal funds purchased and repurchase agreements on our Consolidated Balance Sheet and the related accrued interest expense in the amount of less than $1 million at both September 30, 2015 and December 31, 2014, which is included in Other Liabilities on the Consolidated Balance Sheet.
(e)	Represents overnight repurchase agreements entered into with municipalities, pension plans, and certain trusts and insurance companies which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting. There were no long term repurchase agreements as of September 30, 2015 and December 31, 2014.

Table 114 summarizes our gross repurchase agreements as of September 30, 2015 by type of collateral pledged. All repurchase agreements have remaining contractual maturities that are classified as overnight or continuous as of September 30, 2015. Overnight repurchase agreements have a one-day maturity while continuous repurchase agreements have no fixed maturity date and are cancellable by either party at any time.

Table 114: Repurchase Agreements By Type of Collateral Pledged

September 30, 2015 in millions	Overnight or Continuous
Gross Repurchase Agreements
U.S. Treasury and government agency securities	$88
Residential mortgage-backed agency securities	1,847
Commercial mortgage-backed agency securities	68
Total	$2,003

126    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 17 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

The PNC Financial Services Group, Inc. – Form 10-Q    127

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

We hold an equity investment in BlackRock, which is a key component of our diversified revenue strategy. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At September 30, 2015, our economic interest in BlackRock was 22%.

PNC received cash dividends from BlackRock of $240 million and $214 million during the first nine months of 2015 and 2014, respectively.

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit, and a small commercial/commercial real estate loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

128    The PNC Financial Services Group, Inc. – Form 10-Q

Table 115: Results Of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2015
Income Statement
Net interest income	$1,068	$855	$71	$31		$90	$(53)	$2,062
Noninterest income	574	476	207	135	$181	16	124	1,713
Total revenue	1,642	1,331	278	166	181	106	71	3,775
Provision for credit losses (benefit)	57	46	(2)	2		(25)	3	81
Depreciation and amortization	42	36	10	4			109	201
Other noninterest expense	1,148	497	201	167		23	115	2,151
Income (loss) before income taxes and noncontrolling interests	395	752	69	(7)	181	108	(156)	1,342
Income taxes (benefit)	144	250	25	(3)	42	40	(229)	269
Net income (loss)	$251	$502	$44	$(4)	$139	$68	$73	$1,073
Inter-segment revenue		$7	$2	$5	$3	$(2)	$(15)
Average Assets (a)	$72,916	$131,613	$7,902	$6,513	$6,813	$6,460	$126,370	$358,587
2014
Income Statement
Net interest income	$983	$890	$72	$38		$146	$(25)	$2,104
Noninterest income	536	464	205	147	$196	6	183	1,737
Total revenue	1,519	1,354	277	185	196	152	158	3,841
Provision for credit losses (benefit)	74	(4)	(4)	(1)		(8)	(2)	55
Depreciation and amortization	43	33	10	3			105	194
Other noninterest expense	1,132	495	199	165		30	142	2,163
Income (loss) before income taxes and noncontrolling interests	270	830	72	18	196	130	(87)	1,429
Income taxes (benefit)	97	281	26	6	50	48	(117)	391
Net income	$173	$549	$46	$12	$146	$82	$30	$1,038
Inter-segment revenue	$2	$13	$3	$13	$4	$(7)	$(28)
Average Assets (a)	$74,682	$123,671	$7,775	$7,418	$6,562	$8,231	$101,106	$329,445

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    129

(continued from previous page)

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2015
Income Statement
Net interest income	$3,150	$2,515	$215	$91		$302	$(87)	$6,186
Noninterest income	1,652	1,397	658	488	$532	34	425	5,186
Total revenue	4,802	3,912	873	579	532	336	338	11,372
Provision for credit losses (benefit)	151	83	11	2		(61)	(5)	181
Depreciation and amortization	127	109	33	11			315	595
Other noninterest expense	3,431	1,485	603	499		73	381	6,472
Income (loss) before income taxes and noncontrolling interests	1,093	2,235	226	67	532	324	(353)	4,124
Income taxes (benefit)	399	743	83	24	125	119	(490)	1,003
Net income	$694	$1,492	$143	$43	$407	$205	$137	$3,121
Inter-segment revenue	$1	$20	$7	$14	$11	$(6)	$(47)
Average Assets (a)	$73,430	$131,678	$7,922	$6,962	$6,813	$6,880	$119,448	$353,133
2014
Income Statement
Net interest income	$2,936	$2,681	$215	$115		$425	$56	$6,428
Noninterest income	1,591	1,255	611	503	$528	22	490	5,000
Total revenue	4,527	3,936	826	618	528	447	546	11,428
Provision for credit losses (benefit)	223	86	2	(1)		(99)	10	221
Depreciation and amortization	131	96	31	9			293	560
Other noninterest expense	3,299	1,424	579	541		86	460	6,389
Income (loss) before income taxes and noncontrolling interests	874	2,330	214	69	528	460	(217)	4,258
Income taxes (benefit)	318	788	78	25	129	169	(399)	1,108
Net income	$556	$1,542	$136	$44	$399	$291	$182	$3,150
Inter-segment revenue	$4	$18	$9	$25	$12	$(15)	$(53)
Average Assets (a)	$75,264	$121,232	$7,687	$7,889	$6,562	$8,563	$96,681	$323,878
(a)	Period-end balances for BlackRock.

130    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 18 SUBSEQUENT EVENTS

On November 3, 2015, PNC Bank issued:

•	$1.0 billion of senior notes with a maturity date of November 5, 2018. Interest is payable semi-annually at a fixed rate of 1.800% on May 5 and November 5 of each year, beginning on May 5, 2016, and
•	$750 million of senior notes with a maturity date of November 5, 2020. Interest is payable semi-annually at a fixed rate of 2.450% on May 5 and November 5 of each year, beginning on May 5, 2016.

The PNC Financial Services Group, Inc. – Form 10-Q    131

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Nine months ended September 30
	2015			2014
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$20,560	$388	2.52%	$19,344	$382	2.63%
Non-agency	4,471	157	4.68	5,199	192	4.92
Commercial mortgage-backed	6,258	147	3.14	5,339	143	3.56
Asset-backed	5,219	83	2.12	5,399	78	1.92
U.S. Treasury and government agencies	5,640	54	1.26	4,734	41	1.16
State and municipal	1,979	70	4.68	2,220	73	4.40
Other debt	1,803	40	2.99	2,096	38	2.39
Corporate stocks and other	471	1	.16	392		.10
Total securities available for sale	46,401	940	2.70	44,723	947	2.82
Securities held to maturity
Residential mortgage-backed	7,865	181	3.07	5,903	155	3.49
Commercial mortgage-backed	2,009	58	3.82	2,584	76	3.93
Asset-backed	744	9	1.54	956	11	1.60
U.S. Treasury and government agencies	252	7	3.80	242	7	3.80
State and municipal	2,000	82	5.50	1,618	67	5.50
Other	307	7	3.11	331	7	2.91
Total securities held to maturity	13,177	344	3.49	11,634	323	3.70
Total investment securities	59,578	1,284	2.87	56,357	1,270	3.00
Loans
Commercial	98,053	2,230	3.00	91,321	2,286	3.30
Commercial real estate	24,659	659	3.52	22,468	689	4.04
Equipment lease financing	7,593	196	3.45	7,548	202	3.58
Consumer	60,426	1,887	4.17	62,636	1,965	4.19
Residential real estate	14,391	523	4.85	14,586	546	5.00
Total loans	205,122	5,495	3.55	198,559	5,688	3.80
Interest-earning deposits with banks	33,380	63	.25	16,341	29	.24
Loans held for sale	2,128	68	4.25	2,095	73	4.65
Federal funds sold and resale agreements	1,737	4	.25	1,336	4	.39
Other	5,183	199	5.13	5,045	170	4.49
Total interest-earning assets/interest income	307,128	7,113	3.08	279,733	7,234	3.43
Noninterest-earning assets:
Allowance for loan and lease losses	(3,297)			(3,515)
Cash and due from banks	3,969			3,867
Other	45,333			43,793
Total assets	$353,133			$323,878
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$82,151	163	.27	$74,777	100	.18
Demand	46,269	19	.05	43,023	16	.05
Savings	13,663	17	.17	11,848	9	.10
Retail certificates of deposit	18,422	95	.69	19,951	111	.74
Time deposits in foreign offices and other time	2,285	3	.18	2,158	3	.18
Total interest-bearing deposits	162,790	297	.24	151,757	239	.21
Borrowed funds
Federal funds purchased and repurchase agreements	2,708	3	.13	3,634	2	.09
Federal Home Loan Bank borrowings	21,556	76	.47	14,215	53	.49
Bank notes and senior debt	17,087	165	1.27	13,682	149	1.44
Subordinated debt	8,862	179	2.69	8,475	161	2.53
Commercial paper	3,486	9	.35	4,903	11	.29
Other	3,319	50	1.99	2,711	51	2.48
Total borrowed funds	57,018	482	1.12	47,620	427	1.19
Total interest-bearing liabilities/interest expense	219,808	779	.47	199,377	666	.44
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	75,359			68,976
Allowance for unfunded loan commitments and letters of credit	246			234
Accrued expenses and other liabilities	11,845			10,155
Equity	45,875			45,136
Total liabilities and equity	$353,133			$323,878
Interest rate spread			2.61			2.99
Impact of noninterest-bearing sources			.13			.13
Net interest income/margin		$6,334	2.74%		$6,568	3.12%
(a)	Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities.

132    The PNC Financial Services Group, Inc. – Form 10-Q

Third Quarter 2015			Second Quarter 2015			Third Quarter 2014
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$21,813	$134	2.47%	$20,550	$125	2.43%	$18,134	$120	2.64%
4,279	52	4.83	4,480	52	4.70	5,021	58	4.64
6,228	49	3.20	6,286	48	3.03	5,147	47	3.61
5,287	28	2.15	5,228	28	2.12	5,207	26	2.01
6,558	23	1.36	5,204	15	1.12	5,142	13	1.01
1,995	25	4.83	1,973	23	4.76	1,913	19	3.98
1,837	11	2.44	1,796	18	4.01	1,763	11	2.41
542	1	.26	414		.10	404		.10
48,539	323	2.66	45,931	309	2.69	42,731	294	2.75

8,352	63	3.05	8,196	61	2.95	5,778	49	3.35
1,927	18	3.65	2,005	18	3.63	2,409	24	3.99
733	4	1.57	743	2	1.53	874	3	1.75
254	2	3.82	252	3	3.81	245	2	3.81
1,979	27	5.50	2,004	27	5.49	2,058	29	5.50
289	2	3.37	311	3	3.12	325	2	2.84
13,534	116	3.43	13,511	114	3.37	11,689	109	3.73
62,073	439	2.83	59,442	423	2.85	54,420	403	2.96

97,926	756	3.02	98,364	746	3.00	92,547	751	3.17
25,228	216	3.35	24,812	215	3.44	22,961	229	3.90
7,683	66	3.42	7,556	65	3.45	7,610	66	3.48
59,584	628	4.18	60,240	621	4.13	62,351	654	4.16
14,406	171	4.76	14,416	177	4.91	14,359	180	5.03
204,827	1,837	3.54	205,388	1,824	3.54	199,828	1,880	3.71
37,289	24	.25	32,368	20	.25	22,108	12	.23
2,048	22	4.23	2,092	23	4.33	2,272	26	4.48
1,598	2	.33	1,959	1	.22	1,409	2	.38
5,033	67	5.33	5,470	63	4.65	4,914	52	4.24
312,868	2,391	3.02	306,719	2,354	3.06	284,951	2,375	3.30

(3,265)			(3,309)			(3,445)
3,890			3,954			3,934
45,094			45,276			44,005
$358,587			$352,640			$329,445

$84,554	61	.29	$81,857	55	.27	$76,014	35	.18
46,390	7	.06	46,281	5	.05	43,112	6	.05
14,150	6	.18	13,775	6	.17	12,152	3	.12
18,392	32	.68	18,334	31	.68	19,317	36	.73
2,361	1	.17	2,300	1	.16	2,235	1	.18
165,847	107	.26	162,547	98	.24	152,830	81	.21

2,298	1	.14	2,718	1	.14	3,319		.08
21,882	27	.49	22,001	25	.46	15,328	19	.48
19,455	63	1.27	16,408	50	1.19	14,221	48	1.33
8,882	63	2.81	8,861	58	2.61	8,804	53	2.40
1,867	2	.38	3,640	3	.35	4,863	4	.30
3,147	16	2.03	3,537	18	1.95	2,801	19	2.62
57,531	172	1.18	57,165	155	1.07	49,336	143	1.14
223,378	279	.49	219,712	253	.46	202,166	224	.44

77,553			75,299			70,993
246			234			232
11,667			11,540			10,307
45,743			45,855			45,747
$358,587			$352,640			$329,445
		2.53			2.60			2.86
		.14			.13			.12
	$2,112	2.67%		$2,101	2.73%		$2,151	2.98%
(b)	Loan fees for the nine months ended September 30, 2015 and September 30, 2014 were $76 million and $125 million, respectively. Loan fees for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014 were $26 million, $23 million and $33 million, respectively.
(c)	Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the nine months ended September 30, 2015 and September 30, 2014 were $148 million and $140 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014 were $50 million, $49 million and $47 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    133

Transitional Basel III and Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratios – 2014 Periods

	2014 Transitional Basel III		Pro forma Fully Phased-In Basel III (a) (b)
Dollars in millions	December 31 2014	September 30 2014	December 31 2014	September 30 2014
Common stock, related surplus and retained earnings, net of treasury stock	$40,103	$39,808	$40,103	$39,808

Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(8,939)	(8,914)	(9,276)	(9,234)
Basel III total threshold deductions	(212)	(214)	(1,081)	(1,067)
Accumulated other comprehensive income (c)	40	100	201	501
All other adjustments	(63)	(28)	(121)	(93)
Estimated Basel III Common equity Tier 1 capital	$30,929	$30,752	$29,826	$29,915
Estimated Basel I risk-weighted assets calculated in accordance with transition rules (d)	$284,018	$277,348	N/A	N/A
Estimated Basel III standardized approach risk-weighted assets (e)	N/A	N/A	$298,786	$295,665
Estimated Basel III advanced approaches risk-weighted assets (f)	N/A	N/A	$285,870	$289,405
Estimated Basel III Common equity Tier 1 capital ratio	10.9%	11.1%	10.0%	10.1%
Risk weight and associated rules utilized	Basel I (with 2014 transition adjustments)		Standardized
(a)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions.
(b)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance and, in the case of those ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(c)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(d)	Includes credit and market risk-weighted assets.
(e)	Basel III standardized approach risk-weighted assets were estimated based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(f)	Basel III advanced approaches risk-weighted assets were estimated based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets.

134    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 15 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2014 Form 10-K in response to Part I, Item 1A.

The PNC Financial Services Group, Inc. – Form 10-Q    135

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the third quarter of 2015 are included in the following table:

2015 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – 31	2,794	$97.53	2,777	91,355
August 1 – 31	1,603	$95.35	1,603	89,752
September 1 – 30	1,833	$89.31	1,833	87,919
Total	6,230	$94.55
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. Note 13 Employee Benefit Plans and Note 14 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2014 Annual Report on Form 10-K include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)	On March 11, 2015, we announced that our Board of Directors had approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process.

Our 2015 capital plan, submitted as part of the CCAR process and accepted by the Federal Reserve, included share repurchase programs of up to $2.875 billion for the five quarter period beginning with the second quarter of 2015. This amount does not include share repurchases in connection with various employee benefit plans referenced in note (a). In the third quarter of 2015, in accordance with PNC’s 2015 capital plan and under the share repurchase authorization in effect during that period, we repurchased 6.2 million shares of common stock on the open market, with an average price of $94.54 per share and an aggregate repurchase price of $.6 billion. See the Capital portion of the Consolidated Balance Sheet Review in Part I, Item 2 of this Report for more information on the share repurchase programs under the new share repurchase authorization referenced above for the period April 1, 2015 through June 30, 2016 included in the 2015 capital plan accepted by the Federal Reserve.

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

136    The PNC Financial Services Group, Inc. – Form 10-Q

CORPORATE INFORMATION

The PNC Financial Services Group, Inc.

Corporate Headquarters

The PNC Financial Services Group, Inc.

One PNC Plaza, 249 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2707

412-762-2000

Stock Listing

The common stock of The PNC Financial Services Group, Inc. is listed on the New York Stock Exchange under the symbol “PNC”.

Internet Information

The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About Us – Investor Relations,” such as Investor Events, SEC Filings, Financial Information (including Quarterly Earnings, Annual Reports, Proxy Statements and Regulatory Disclosures), Financial Press Releases, Message from the Chairman and Corporate Governance. Under “Investor Relations,” we will from time to time post information that we believe may be important or useful to investors. We use our Twitter account, @pncnews, as an additional way of disseminating public information from time to time to investors. We generally post the following on our corporate website shortly before or promptly following its first use or release: financially-related press releases (including earnings releases), various SEC filings, including annual, quarterly and current reports, presentation materials associated with earnings and other investor conference calls or events, and access to live and recorded audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and adjusted information and we provide GAAP reconciliations when we refer to adjusted information and results. Where applicable, we provide GAAP reconciliations for such additional information in materials for that event or in materials for other prior investor presentations or in our annual, quarterly or current reports. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information.

PNC was also required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios in March 2015 under a supervisory hypothetical severely adverse economic scenario and a similar public disclosure in July 2015 under a PNC-developed hypothetical severely adverse economic scenario, as well as information concerning its capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. PNC is also required to make certain additional regulatory capital-related public disclosures about PNC’s capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Under these regulations, PNC may satisfy these requirements through postings on its website, and PNC has done so and expects to continue to do so without also providing disclosure of this information through filings with the SEC. We also post on our website communications to our shareholders, such as the letter to shareholders that accompanies the Form 10-K distributed to shareholders, and may not file them as exhibits to filings with the SEC when not expressly required.

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

The PNC Financial Services Group, Inc. – Form 10-Q    137

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

	High	Low	Close	Cash Dividends Declared (a)
2015 Quarter
First	$96.71	$81.84	$93.24	$.48
Second	99.61	90.42	95.65	.51
Third	100.52	82.77	89.20	.51
Total				$1.50
2014 Quarter
First	$87.80	$76.06	$87.00	$.44
Second	89.85	79.80	89.05	.48
Third	90.00	80.43	85.58	.48
Fourth	93.45	76.69	91.23	.48
Total				$1.88
(a)	Our Board approved a fourth quarter 2015 cash dividend of $.51 per common share, which was payable on November 5, 2015.

138    The PNC Financial Services Group, Inc. – Form 10-Q

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 4, 2015 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Robert Q. Reilly

Robert Q. Reilly

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    139