Form 10-Q
period 2016-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2016-05-04
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-09718

The PNC Financial Services Group, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1435979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Tower at PNC Plaza, 300 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2401

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

As of April 22, 2016, there were 499,323,737 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2016 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2016 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2016 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2015 Annual Report on Form 10-K (2015 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2015 Form 10-K: the Risk Management section of the Financial Review portion of this report and of Item 7 in our 2015 Form 10-K; Item 1A Risk Factors included in our 2015 Form 10-K; and Note 14 Legal Proceedings and Note 15 Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements included in the respective report. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2015 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 16 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis.

Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended March 31
	2016	2015
Financial Results (a)
Revenue
Net interest income	$2,098	$2,072
Noninterest income	1,567	1,659
Total revenue	3,665	3,731
Noninterest expense	2,281	2,349
Pretax, pre-provision earnings (b)	1,384	1,382
Provision for credit losses	152	54
Income before income taxes and noncontrolling interests	$1,232	$1,328
Net income	$943	$1,004
Less:
Net income (loss) attributable to noncontrolling interests	19	1
Preferred stock dividends and discount accretion and redemptions	65	70
Net income attributable to common shareholders	$859	$933
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	6	2
Impact of BlackRock earnings per share dilution	3	5
Net income attributable to diluted common shares	$850	$926
Diluted earnings per common share	$1.68	$1.75
Cash dividends declared per common share	$.51	$.48
Performance Ratios
Net interest margin (c)	2.75%	2.82%
Noninterest income to total revenue	43	44
Efficiency	62	63
Return on:
Average common shareholders’ equity	8.44	9.32
Average assets	1.07	1.17

See page 42 for a glossary of certain terms used in this Report.

(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	We believe that pretax, pre-provision earnings, a non-GAAP financial measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended March 31, 2016 and March 31, 2015 were $48 million and $49 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	March 31 2016	December 31 2015	March 31 2015
Balance Sheet Data (dollars in millions, except per share data)
Assets	$360,985	$358,493	$350,960
Loans	207,485	206,696	204,722
Allowance for loan and lease losses	2,711	2,727	3,306
Interest-earning deposits with banks (b)	29,478	30,546	31,198
Investment securities	72,569	70,528	60,768
Loans held for sale	1,541	1,540	2,423
Goodwill	9,103	9,103	9,103
Mortgage servicing rights	1,323	1,589	1,333
Equity investments (c)	10,391	10,587	10,523
Other assets	24,585	23,092	25,538
Noninterest-bearing deposits	78,151	79,435	74,944
Interest-bearing deposits	172,208	169,567	161,559
Total deposits	250,359	249,002	236,503
Borrowed funds	54,178	54,532	56,829
Total shareholders’ equity	45,130	44,710	45,025
Common shareholders’ equity	41,677	41,258	41,077
Accumulated other comprehensive income	532	130	703
Book value per common share	$83.47	$81.84	$78.99
Common shares outstanding (millions)	499	504	520
Loans to deposits	83%	83%	87%
Client Assets (in billions)
Discretionary client assets under management	$135	$134	$136
Nondiscretionary client assets under administration	125	125	129
Total client assets under administration (d)	260	259	265
Brokerage account client assets	43	43	44
Total client assets	$303	$302	$309
Capital Ratios
Transitional Basel III (e) (f)
Common equity Tier 1	10.6%	10.6%	10.5%
Tier 1 risk-based	11.9	12.0	12.0
Total capital risk-based	14.4	14.6	15.0
Leverage	10.2	10.1	10.5
Pro forma Fully Phased-In Basel III (f)
Common equity Tier 1	10.1%	10.0%	10.0%
Common shareholders’ equity to assets	11.5%	11.5%	11.7%
Asset Quality
Nonperforming loans to total loans	1.10%	1.03%	1.17%
Nonperforming assets to total loans, OREO and foreclosed assets	1.23	1.17	1.34
Nonperforming assets to total assets	.71	.68	.78
Net charge-offs to average loans (for the three months ended) (annualized)	.29	.23	.20
Allowance for loan and lease losses to total loans (g)	1.31	1.32	1.61
Allowance for loan and lease losses to total nonperforming loans (g) (h)	119%	128%	137%
Accruing loans past due 90 days or more (in millions)	$782	$881	$988
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $29.0 billion, $30.0 billion, and $30.8 billion as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively.
(c)	Amounts include our equity interest in BlackRock.
(d)	As a result of certain investment advisory services performed by one of our registered investment advisors, certain assets are reported as both discretionary client assets under management and nondiscretionary client assets under administration. The amount of such assets was approximately $7 billion, $6 billion and $5 billion as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively.
(e)	Calculated using the regulatory capital methodology applicable to PNC during each period presented.
(f)	See Basel III Capital discussion in the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business in our 2015 Form 10-K. See also the Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratio – 2015 Periods table in the Statistical Information section of this Report for a reconciliation of the 2015 periods’ ratios.
(g)	See our 2015 Form 10-K for information on our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.
(h)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

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

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic conditions and the Basel III framework and return excess capital to shareholders, in accordance with the currently effective capital plan included in our Comprehensive Capital Analysis and Review (CCAR) submission to the Board of Governors of the Federal Reserve System (Federal Reserve). New regulatory short-term liquidity standards became effective for PNC and PNC Bank, National Association (PNC Bank) beginning January 1, 2015. For more detail, see the Balance Sheet, Liquidity and Capital Highlights portion of this Executive Summary, the Capital portion of the Consolidated Balance Sheet Review section and the Liquidity Risk Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2015 Form 10-K.

Key Factors Affecting Financial Performance

PNC faces a variety of risks that may impact various aspects of our risk profile from time to time. The extent of such impacts may vary depending on factors such as the current economic, political and regulatory environment, merger and acquisition activity and operational challenges. Many of these risks and our risk management strategies are described in more detail in our 2015 Form 10-K and elsewhere in this Report.

Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	Domestic and global economic conditions, including the continuity, speed and stamina of the current U.S. economic expansion in general and its impact on our customers in particular;
•	The monetary policy actions and statements of the Federal Reserve and the Federal Open Market Committee (FOMC);
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve;
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets;

The PNC Financial Services Group, Inc. – Form 10-Q    3

•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance as the financial services industry restructures in the current environment;
•

The impact of the extensive reforms enacted by the Dodd-Frank legislation and other legislative, regulatory and administrative initiatives and actions, including those outlined elsewhere in this Report, in our 2015 Form 10-K and in subsequent filings with the SEC;

•	The impact of market credit spreads on asset valuations;
•	Asset quality and the ability of customers, counterparties and issuers to perform in accordance with contractual terms;
•	Loan demand, utilization of credit commitments and standby letters of credit; and
•	Customer demand for non-loan products and services.

In addition, our success will depend upon, among other things:

•	Focused execution of our strategic priorities and achieving targeted outcomes, including our ability to:
–	Build a leading banking franchise in our underpenetrated geographic markets;
–	Grow profitability through the acquisition and retention of customers and deepening relationships that meet our risk/return measures;
–	Increase revenue from fee income and provide innovative and valued products and services to our customers;
–	Bolster our critical infrastructure and streamline our core processes;
–	Utilize technology to develop and deliver products and services to our customers and protect PNC’s systems and customer information; and
–	Sustain our expense management.
•	Effectively managing capital and liquidity including:
–	Continuing to maintain and grow our deposit base as a low-cost stable funding source;
–	Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing and liquidity standards; and
–	Actions we take within the capital and other financial markets.
•	Managing credit risk in our portfolio;
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment;
•	The impact of legal and regulatory-related contingencies; and
•	The appropriateness of reserves needed for critical accounting estimates and related contingencies.

For additional information, see the Cautionary Statement Regarding Forward-Looking Information section in this

Financial Review and Item 1A Risk Factors in our 2015 Form 10-K.

Income Statement Highlights

Net income for the first quarter of 2016 was $943 million, or $1.68 per diluted common share, a decrease of 6%, compared to $1.0 billion, or $1.75 per diluted common share, for the first quarter of 2015. The decrease was driven by higher provision for credit losses and a decline in noninterest income, partially offset by lower noninterest expense and an increase in net interest income.

•

Net interest income of $2.1 billion for the first quarter of 2016 increased 1% compared with the first quarter of 2015, primarily due to higher loan yields and higher loan and securities balances, partially offset by lower purchase accounting accretion and higher borrowing costs related to higher short-term interest rates.

•

Net interest margin decreased to 2.75% for the first quarter of 2016 compared to 2.82% for the first quarter of 2015 principally as a result of lower benefit from purchase accounting accretion and higher securities balances, partially offset by lower balances on deposit with the Federal Reserve.

•

Noninterest income of $1.6 billion for the first quarter of 2016 decreased $92 million, or 6%, compared to the first quarter of 2015 mainly attributable to weaker equity markets and lower capital markets activity as well as lower residential mortgage revenue.

•

Noninterest expense of $2.3 billion for the first quarter of 2016 decreased $68 million compared to the first quarter of 2015 reflecting lower legal costs and lower variable compensation costs associated with lower business activity as well as a continued focus on expense management.

For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

Credit Quality Highlights

Overall credit quality for the first quarter of 2016 remained relatively stable with the fourth quarter of 2015, except for certain energy related loans.

•

The provision for credit losses increased to $152 million for the first quarter of 2016 compared to $54 million for the first quarter of 2015. Provision for credit losses for the first quarter of 2016 included $80 million for energy related loans in the oil, gas and coal sectors.

•

Nonperforming assets increased $127 million, or 5%, to $2.6 billion at March 31, 2016 compared to December 31, 2015. Nonperforming assets to total assets were 0.71% at March 31, 2016, compared to 0.68% at December 31, 2015.

4    The PNC Financial Services Group, Inc. – Form 10-Q

•	Overall loan delinquencies of $1.5 billion at March 31, 2016 decreased $143 million, or 9%, compared with December 31, 2015.
•	The allowance for loan and lease losses was 1.31% of total loans and 119% of nonperforming loans at March 31, 2016, compared with 1.32% and 128% at December 31, 2015, respectively.
•

Net charge-offs of $149 million for the first quarter of 2016 increased by $46 million compared to net charge-offs for the first quarter of 2015. Annualized net charge-offs were 0.29% of average loans in the first quarter of 2016 and 0.20% of average loans in the first quarter of 2015.

For additional detail, see the Credit Risk Management portion of the Risk Management section of the Consolidated Balance Sheet Review of this Financial Review.

Balance Sheet, Liquidity and Capital Highlights

PNC’s balance sheet was well-positioned at March 31, 2016 reflecting strong liquidity and capital positions.

•	Total loans increased by $.8 billion to $207.5 billion at March 31, 2016 compared to December 31, 2015.
–	Total commercial lending grew $1.6 billion, or 1%, primarily in PNC’s corporate banking and real estate businesses.
–	Total consumer lending decreased $.8 billion, or 1%, mainly due to declines in home equity and education loans as well as run-off in the non-strategic portfolio.
•

Total deposits increased $1.4 billion, or 1%, to $250.4 billion at March 31, 2016 compared with December 31, 2015, reflecting growth in consumer deposits, partially offset by lower commercial deposits.

•	Investment securities increased $2.0 billion, or 3%, to $72.6 billion at March 31, 2016 compared to December 31, 2015.
•	PNC maintained a strong liquidity position.
–	The Liquidity Coverage Ratio at March 31, 2016 exceeded 100% for both PNC and PNC Bank, above the minimum phased-in requirement of 90% in 2016.
•	PNC maintained a strong capital position.
–	The Transitional Basel III common equity Tier 1 capital ratio was 10.6% at both March 31, 2016 and December 31, 2015.
–

Pro forma fully phased-in Basel III common equity Tier 1 capital ratio was an estimated 10.1% at March 31, 2016 and 10.0% at December 31, 2015 based on the standardized approach rules. See the Capital discussion and Table 15 in the Consolidated Balance Sheet Review section of this Financial Review and the December 31, 2015 capital ratio tables in the Statistical Information (Unaudited) section of this Report for more detail.

•	PNC returned capital to shareholders during first quarter 2016 through share repurchases of 5.9 million common shares for $.5 billion and dividends on common shares of $.3 billion.
–

PNC has repurchased a total of 23.8 million common shares for $2.2 billion under current share repurchase programs of up to $2.875 billion for the five quarter period ending in the second quarter of 2016.

See the Capital portion of the Consolidated Balance Sheet Review and the Liquidity Risk Management portion of the Risk Management section of this Financial Review for more detail on our other 2016 capital and liquidity actions.

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve as part of the CCAR process. For additional information, see the Supervision and Regulation section in Item 1 Business of our 2015 Form 10-K.

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail the various items that impacted our results during the first quarters of 2016 and 2015 and balances at March 31, 2016 and December 31, 2015, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    5

Average Consolidated Balance Sheet Highlights

Table 2: Summarized Average Balance Sheet

Three months ended March 31 Dollars in millions			Change
	2016	2015	$	%
Average assets
Interest-earning assets
Investment securities	$70,269	$57,166	$13,103	23%
Loans	207,184	205,155	2,029	1%
Interest-earning deposits with banks	25,533	30,405	(4,872)	(16)%
Other	7,764	8,947	(1,183)	(13)%
Total interest-earning assets	310,750	301,673	9,077	3%
Noninterest-earning assets	45,163	46,384	(1,221)	(3)%
Total average assets	$355,913	$348,057	$7,856	2%
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$168,823	$159,911	$8,912	6%
Borrowed funds	53,626	56,352	(2,726)	(5)%
Total interest-bearing liabilities	222,449	216,263	6,186	3%
Noninterest-bearing deposits	77,306	73,178	4,128	6%
Other liabilities	10,255	12,586	(2,331)	(19)%
Equity	45,903	46,030	(127)	–
Total average liabilities and equity	$355,913	$348,057	$7,856	2%

Total assets were $361.0 billion at March 31, 2016 compared with $358.5 billion at December 31, 2015. Various seasonal and other factors impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at March 31, 2016 compared with December 31, 2015.

Average investment securities increased in the first three months of 2016 compared with the first three months of 2015, mainly due to increases in average agency residential mortgage-backed securities and U.S. Treasury and government agency securities. Investment securities comprised 23% of average interest-earning assets for the first quarter of 2016 and 19% for the first quarter of 2015.

Average loans increased in the first quarter of 2016 compared to the prior year quarter due to increases in average commercial real estate loans of $4.0 billion and average commercial loans of $1.2 billion mainly attributable to growth in our Corporate & Institutional Banking segment. These increases were partially offset by a decrease in average consumer loans of $3.3 billion driven by lower home equity loans, including runoff in the nonstrategic portfolio, and lower education loans, partially offset by growth in automobile and credit card loans. Average loans represented 67% of average interest-earning assets for the first quarter of 2016 and 68% of average interest-earning assets for the first quarter of 2015.

Average interest-earning deposits with banks, which are primarily maintained with the Federal Reserve Bank, decreased in the first quarter of 2016 compared to first quarter 2015, reflecting a shift towards higher yielding assets, such as investment securities and loans.

Average total deposits increased $13.0 billion in the first quarter of 2016 compared with the prior year quarter, primarily due to higher average savings deposits, which included a shift from money market deposits to new relationship-based savings products. Additionally, average noninterest-bearing deposits and average interest-bearing demand deposits increased reflecting overall strong deposit growth. Average total deposits represented 69% of average total assets for the first quarter of 2016 and 67% for the first quarter of 2015.

Average borrowed funds decreased in the current year first quarter compared with the prior year first quarter primarily due to declines in average commercial paper, average federal funds purchased and repurchase agreements and average Federal Home Loan Bank (FHLB) borrowings, partially offset by an increase in average bank notes and senior debt. The Liquidity Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Recent Market and Industry Developments

In March 2016, the Federal Deposit Insurance Corporation (FDIC) adopted final rules to impose a surcharge on the quarterly deposit insurance assessments of insured depository institutions with total consolidated assets of $10 billion or more (including PNC Bank) in order to fund the Dodd-Frank Act mandated increase in the Designated Reserve Ratio from 1.15 percent to 1.35 percent. The final rules take effect July 1, 2016. The surcharge, which is equal to 4.5 basis points of the institution’s deposit insurance assessment base, will take effect for assessments billed after the Designated Reserve Ratio reaches 1.15 percent, and will continue until the reserve ratio reaches 1.35 percent (estimated by the FDIC to occur before the end of 2018). Based on data as of March 31, 2016, we estimate that the net effect of the proposed surcharge, together with the scheduled reduction of regular assessments that will go into effect when the Designated Reserve Ratio reaches 1.15 percent, will increase PNC Bank’s quarterly assessment by approximately $22 million beginning no earlier than the third quarter of 2016.

Also in March 2016, the Federal Reserve re-proposed rules, originally proposed in December 2011, to implement the single-counterparty credit limit (SCCL) under section 165(e) of the Dodd-Frank Act. Under the proposal, the net credit exposure of a bank holding company (BHC) with total consolidated assets of $50 billion or more (covered BHC), including its subsidiaries, to any single, unaffiliated counterparty would be subject to an aggregate limit. For covered BHCs with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures (large covered BHCs), including PNC, the applicable limit would be 25 percent of tier 1 capital and would be calculated at the end of each business day. The proposed limit would cover credit exposure resulting from, among other transactions, extensions of credit, repurchase and reverse repurchase transactions, purchases or investments in securities, and derivative transactions. Compliance with the proposed rules would be required one year after the effective date. The comment period on the proposal is scheduled to close on June 3, 2016.

In April 2016, the Department of Labor (DOL) published a final rule expanding the definition of “investment advice” related to retirement accounts and certain other accounts that are subject to DOL interpretive authority. The rule will increase the scope of activities that give rise to fiduciary status under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. The rule, which will primarily apply to aspects of PNC’s retail and asset management business lines, will require new disclosures, development of policies and procedures, and contractual obligations for some account types, among other things. The rule is effective April 10, 2017 and there is a transition period between April 10, 2017 and January 1, 2018 during which time reduced requirements apply. Full compliance is required on January 1, 2018.

Also in April 2016, the FDIC and Office of the Comptroller of the Currency (OCC) requested comment on proposed rules that would implement the net stable funding ratio (NSFR). The Federal Reserve is expected to propose similar rules shortly. The proposed rules, which are based on standards developed by the Basel Committee on Banking Supervision, are designed to ensure the stability of a covered banking organization’s funding profile over a one-year time horizon. The NSFR is measured as the ratio of a banking organization’s available stable funding (ASF) amount to its required stable funding (RSF) amount, each as defined in the proposed rules, over a one-year horizon. The regulatory minimum ratio for all covered banking organizations is 100 percent. For BHCs with assets of $50 billion or more, but less than $250 billion, the RSF amount is scaled by a factor of 70 percent. The proposal also includes requirements for quarterly quantitative and qualitative NSFR disclosures. The requirements of the proposed rules would take effect January 1, 2018. The comment period on the proposed rules is scheduled to close on August 5, 2016. Although the impact on PNC will not be fully known until the rules are final, PNC has taken several actions to prepare for implementation of the NSFR and we expect to be in compliance with the NSFR requirements when they become effective.

In 2011, several federal regulators jointly proposed regulations required by Dodd-Frank regarding incentive-based compensation arrangements at large financial institutions. In April and May 2016, the OCC, Federal Reserve, FDIC, Federal Housing Finance Agency, and National Credit Union Administration re-proposed these regulations, and the SEC is expected to re-propose similar regulations shortly. The regulations would apply to, among other entities, bank holding companies, national banks, investment advisers and SEC-registered broker dealers with total assets of $1 billion or more (“covered financial institutions”). The new proposed rules would require covered financial institutions with total assets of $50 billion or more to defer the vesting of specified percentages of incentive-based compensation awarded to the institution’s “senior executive officers” and “significant risk-takers” for specific periods, and require that all unvested and vested incentive-based compensation to these individuals be subject to forfeiture and clawback, respectively, under circumstances specified by the rules. PNC is currently evaluating the proposal and the comment period on the proposed rules will end on July 22, 2016. The nature, scope and terms of any final regulations could negatively affect PNC’s ability to attract and retain officers and employees with appropriate skill and experience and compete with financial institutions that are either not subject to the proposed rules, or are not subject to the rules to the same extent as PNC.

The PNC Financial Services Group, Inc. – Form 10-Q    7

Business Segment Highlights

Total business segment earnings were $.9 billion for the first three months of 2016 and $1.0 billion for the first three months of 2015. The Business Segments Review section of this Financial Review includes further analysis of our business segment results for the first three months of 2016 and 2015, including presentation differences from Note 16 Segment Reporting in our Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Table 3: Results Of Businesses – Summary (a)

(Unaudited)

	Net Income (Loss)		Revenue		Average Assets (b)
Three months ended March 31 – in millions	2016	2015	2016	2015	2016	2015
Retail Banking	$268	$202	$1,650	$1,526	$72,216	$74,017
Corporate & Institutional Banking	431	482	1,304	1,284	135,521	131,178
Asset Management Group	49	37	280	281	7,887	7,943
Residential Mortgage Banking	(13)	28	130	207	6,306	7,245
BlackRock	114	135	141	175	6,775	6,645
Non-Strategic Assets Portfolio	52	81	97	121	5,816	7,276
Total business segments	901	965	3,602	3,594	234,521	234,304
Other (c) (d)	42	39	63	137	121,392	113,753
Total	$943	$1,004	$3,665	$3,731	$355,913	$348,057
(a)	Our business information is presented based on our internal management reporting practices. We periodically refine our internal methodologies as management reporting practices are enhanced. Net interest income in business segment results reflects PNC’s internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.
(b)	Period-end balances for BlackRock.
(c)	“Other” average assets include investment securities associated with asset and liability management activities.
(d)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in Note 16 Segment Reporting in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first quarter of 2016 was $943 million, or $1.68 per diluted common share, a decrease of 6%, compared to $1.0 billion, or $1.75 per diluted common share, for the first quarter of 2015. The decrease was driven by higher provision for credit losses and a 2% decline in revenue, partially offset by a 3% decrease in noninterest expense. Lower revenue in the comparison reflected a 6% decline in noninterest income, partially offset by a 1% increase in net interest income.

Net Interest Income

Table 4: Net Interest Income and Net Interest Margin

	Three months ended March 31
Dollars in millions	2016	2015
Net interest income	$2,098	$2,072
Net interest margin	2.75%	2.82%

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

Net interest income increased by $26 million, or 1%, in the first quarter of 2016 compared with the first quarter of 2015 due to higher loan and securities balances, partially offset by lower purchase accounting accretion and higher borrowing costs related to higher short-term interest rates.

Net interest margin of 2.75% for the first quarter of 2016 declined from 2.82% in the first quarter of 2015 due to lower benefit from purchase accounting accretion and higher securities balances, partially offset by lower balances on deposit with the Federal Reserve.

In the second quarter of 2016, we expect net interest income to increase modestly compared to the first quarter of 2016.

For full year 2016, we expect purchase accounting accretion to be down approximately $175 million compared to 2015.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest Income

Table 5: Noninterest Income

Three months ended March 31 Dollars in millions			Change
	2016	2015	$	%
Noninterest income
Asset management	$341	$376	$(35)	(9)%
Consumer services	337	311	26	8%
Corporate services	325	344	(19)	(6)%
Residential mortgage	100	164	(64)	(39)%
Service charges on deposits	158	153	5	3%
Net gains on sales of securities	9	42	(33)	(79)%
Other	297	269	28	10%
Total noninterest income	$1,567	$1,659	$(92)	(6)%

Noninterest income decreased during the first quarter of 2016 compared to first quarter of 2015 primarily reflecting the impact of weaker equity markets and lower capital markets activity as well as lower residential mortgage revenue. Noninterest income as a percentage of total revenue was 43% in the first quarter of 2016 compared to 44% in the first quarter of 2015.

Lower asset management revenue in the first three months of 2016 was driven by decreased earnings from our BlackRock equity investment mainly attributable to the impact of lower equity markets. Discretionary client assets under management of $135 billion at March 31, 2016 were relatively stable compared to $136 billion at March 31, 2015.

Consumer service fees increased in the first quarter of 2016 compared to the prior year quarter primarily due to growth in payment-related products including debit card, credit card and merchant services, as well as increased brokerage fees.

Corporate services revenue decreased in the first quarter of 2016 compared to the first quarter of 2015, principally due to lower commercial mortgage servicing rights valuation, net of economic hedge, and lower capital markets activity.

Residential mortgage fee revenue decreased in the first three months of 2016 compared to the prior year quarter as a result of lower residential mortgage servicing rights valuation, net of economic hedge, and lower loan sales revenue, partially offset by higher servicing fee income.

Net gains on sales of securities decreased in the first quarter of 2016 compared to the first quarter of 2015 mainly due to a higher volume of securities sales in the prior year quarter.

Other noninterest income for the first quarter of 2016 included a gain of $44 million on the sale of 0.5 million Visa Class B common shares and lower gains on sales of other assets compared to first quarter 2015. There were no sales of Visa shares in first quarter 2015.

In the second quarter of 2016, we expect the fee income categories of noninterest income, consisting of asset management, consumer services, corporate services, residential mortgage and service charges on deposits, to be up approximately 10 to 12 percent, compared to the first quarter of 2016, reflecting higher anticipated business levels in the second quarter.

For full year 2016, we expect modest growth in revenue.

Provision For Credit Losses

The provision for credit losses totaled $152 million for the first quarter of 2016 compared with $54 million for the first quarter of 2015. The first quarter 2016 provision included $80 million for energy related loans in the oil, gas, and coal sectors.

We expect our provision for credit losses in the second quarter of 2016 to be between $125 million and $175 million.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Noninterest expense decreased $68 million, or 3%, to $2.3 billion for the first quarter of 2016 compared with first quarter 2015 reflecting lower legal costs and lower variable compensation as well as a continued focus on expense management.

As of the end of the first quarter of 2016, we have completed actions to capture more than one-third of our 2016 continuous improvement savings goal of $400 million, and are on track to achieve the full-year goal. Through this program, we intend to help fund our continued investments in technology and business infrastructure throughout 2016.

In the second quarter of 2016, we expect noninterest expense to increase by mid-single digits, on a percentage basis, compared to the first quarter of 2016, primarily as a result of higher anticipated business activity and seasonality.

For full year 2016, we expect noninterest expense to remain stable compared to 2015.

Effective Income Tax Rate

The effective income tax rate was 23.5% in the first quarter of 2016 compared with 24.4% in the first quarter of 2015. The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

We expect our full-year 2016 effective tax rate to be approximately 25%.

The PNC Financial Services Group, Inc. – Form 10-Q    9

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

	March 31 2016	December 31 2015	Change
Dollars in millions			$	%
Assets
Interest-earning deposits with banks	$29,478	$30,546	$(1,068)	(3)%
Loans held for sale	1,541	1,540	1	–%
Investment securities	72,569	70,528	2,041	3%
Loans	207,485	206,696	789	–%
Allowance for loan and lease losses	(2,711)	(2,727)	16	(1)%
Goodwill	9,103	9,103	–	–%
Mortgage servicing rights	1,323	1,589	(266)	(17)%
Other intangible assets	353	379	(26)	(7)%
Other, net	41,844	40,839	1,005	2%
Total assets	$360,985	$358,493	$2,492	1%
Liabilities
Deposits	$250,359	$249,002	$1,357	1%
Borrowed funds	54,178	54,532	(354)	(1)%
Other	10,120	8,979	1,141	13%
Total liabilities	314,657	312,513	2,144	1%
Equity
Total shareholders’ equity	45,130	44,710	420	1%
Noncontrolling interests	1,198	1,270	(72)	(6)%
Total equity	46,328	45,980	348	1%
Total liabilities and equity	$360,985	$358,493	$2,492	1%

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

PNC’s balance sheet reflected asset growth and strong liquidity and capital positions at March 31, 2016.

•

Total assets increased in the first quarter of 2016 compared to the prior year end primarily due to an increase in investment securities and loans, partially offset by lower interest-earning deposits with banks.

•	Total liabilities increased in the first three months of 2016 compared to 2015 year end mainly due to deposit growth.
•	Total equity in the first quarter of 2016 remained relatively stable compared to the prior year end mainly due to increased retained earnings driven by net income, offset by share repurchases.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Loans

Outstanding loan balances of $207.5 billion at March 31, 2016 and $206.7 billion at December 31, 2015 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.4 billion at both March 31, 2016 and December 31, 2015.

Table 7: Details Of Loans

Dollars in millions	March 31 2016	December 31 2015	Change
			$	%
Commercial lending
Commercial
Manufacturing	$20,104	$19,014	$1,090	6%
Retail/wholesale trade	16,736	16,661	75	–%
Service providers	14,141	13,970	171	1%
Real estate related (a)	12,153	11,659	494	4%
Health care	9,106	9,210	(104)	(1)%
Financial services	6,084	7,234	(1,150)	(16)%
Other industries	20,992	20,860	132	1%
Total commercial	99,316	98,608	708	1%
Commercial real estate
Real estate projects (b)	16,199	15,697	502	3%
Commercial mortgage	12,031	11,771	260	2%
Total commercial real estate	28,230	27,468	762	3%
Equipment lease financing	7,584	7,468	116	2%
Total commercial lending	135,130	133,544	1,586	1%
Consumer lending
Home equity
Lines of credit	18,458	18,828	(370)	(2)%
Installment	13,000	13,305	(305)	(2)%
Total home equity	31,458	32,133	(675)	(2)%
Residential real estate
Residential mortgage	14,425	14,162	263	2%
Residential construction	247	249	(2)	(1)%
Total residential real estate	14,672	14,411	261	2%
Credit card	4,746	4,862	(116)	(2)%
Other consumer
Automobile	11,177	11,157	20	–%
Education	5,701	5,881	(180)	(3)%
Other	4,601	4,708	(107)	(2)%
Total consumer lending	72,355	73,152	(797)	(1)%
Total loans	$207,485	$206,696	$789	–%
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.

Loan growth was the result of an increase in total commercial lending driven by commercial real estate and commercial loans, partially offset by a decline in consumer lending due to lower home equity and education loans.

Loans represented 57% of total assets at March 31, 2016 and 58% at December 31, 2015. Commercial lending represented 65% of the loan portfolio at both March 31, 2016 and December 31, 2015. Consumer lending represented 35% of the loan portfolio at both March 31, 2016 and December 31,

2015. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our loan portfolio.

Total loans above include purchased impaired loans of $3.4 billion, or 2% of total loans, at March 31, 2016, and $3.5 billion, or 2% of total loans, at December 31, 2015.

For the second quarter of 2016, we expect total loans to be up modestly compared to the first quarter of 2016.

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

Purchased Impaired Loans

A description of our purchased impaired loans is included in Note 4 Purchased Loans in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report. Information on our accounting policies related to purchased impaired loans is provided in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

We currently expect to collect total cash flows of $4.2 billion on purchased impaired loans, representing the $3.1 billion net investment at March 31, 2016 and accretable net interest of $1.1 billion.

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of March 31, 2016.

Table 8: Weighted Average Life of the Purchased Impaired Portfolios

As of March 31, 2016 Dollars in millions	Recorded Investment	WAL (a)
Commercial	$29	2.2 years
Commercial real estate	120	1.5 years
Consumer (b)	1,338	3.6 years
Residential real estate	1,893	4.5 years
Total	$3,380	4.0 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

Commitments to Extend Credit

Commitments to extend credit comprise the following:

Table 9: Commitments to Extend Credit (a)

In millions	March 31 2016	December 31 2015
Total commercial lending	$101,434	$101,252
Home equity lines of credit	17,311	17,268
Credit card	20,814	19,937
Other	4,399	4,032
Total	$143,958	$142,489
(a)	Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.

In addition to the credit commitments set forth in the table above, our net outstanding standby letters of credit totaled $9.0 billion at March 31, 2016 and $8.8 billion at December 31, 2015. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur.

Information regarding our commitments to extend credit and our allowance for unfunded loan commitments and letters of credit is included in Note 1 Accounting Policies, Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit and Note 15 Commitments and Guarantees in the Notes To Consolidated Financial Statements in Part 1, Item 1 of this Report.

12    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 10: Investment Securities

	March 31, 2016		December 31, 2015		Ratings (a) As of March 31, 2016
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$10,497	$10,789	$10,022	$10,172	100%
Agency residential mortgage-backed	35,350	35,981	34,250	34,408	100
Non-agency residential mortgage-backed	4,063	4,189	4,225	4,392	11	1%	3%	80%	5%
Agency commercial mortgage-backed	2,972	3,039	3,045	3,086	100
Non-agency commercial mortgage-backed (b)	5,410	5,444	5,624	5,630	80	10	2	2	6
Asset-backed (c)	6,345	6,325	6,134	6,130	90	3		6	1
State and municipal	3,897	4,130	3,936	4,126	89	5			6
Other debt	2,662	2,713	2,211	2,229	53	32	15
Corporate stock and other	413	413	590	589					100
Total investment securities (d)	$71,609	$73,023	$70,037	$70,762	90%	2%	1%	5%	2%
(a)	Ratings percentages allocated based on amortized cost.
(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.
(c)	Collateralized primarily by corporate debt, government guaranteed student loans and other consumer credit products.
(d)	Includes available for sale and held to maturity securities.

Investment securities represented 20% of total assets at both March 31, 2016 and December 31, 2015.

We evaluate our investment securities portfolio in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. At March 31, 2016, 90% of the securities in the portfolio were rated AAA/AA, with U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively representing 68% of the portfolio.

The investment securities portfolio includes both available for sale and held to maturity securities. Securities classified as available for sale are carried at fair value with net unrealized gains and losses, representing the difference between amortized cost and fair value, included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet. Securities classified as held to maturity are carried at amortized cost. As of March 31, 2016, the amortized cost and fair value of available for sale securities totaled $56.5 billion and $57.4 billion, respectively, compared to an amortized cost and fair value as of December 31, 2015 of $55.3 billion and $55.8 billion, respectively. The amortized cost and fair value of held to maturity securities were $15.2 billion and $15.6 billion, respectively, at March 31, 2016, compared to $14.8 billion and $15.0 billion, respectively, at December 31, 2015.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains in the total investment securities portfolio increased to $1.4 billion at March 31, 2016 from $.7 billion at December 31, 2015. The comparable amounts for the securities available for sale portfolio were $1.0 billion at March 31, 2016 and $.5 billion at December 31, 2015.

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

The duration of investment securities was 2.3 years at March 31, 2016. We estimate that, at March 31, 2016, the effective duration of investment securities was 2.4 years for an immediate 50 basis points parallel increase in interest rates and 2.1 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2015 for

The PNC Financial Services Group, Inc. – Form 10-Q    13

the effective duration of investment securities were 2.8 years and 2.6 years, respectively.

Based on current interest rates and expected prepayment speeds, the weighed-average expected maturity of the investment securities portfolio (excluding corporate stock and other) was 4.3 years at March 31, 2016 compared to 4.8 years at December 31, 2015. The weighted-average expected maturities of mortgage and other asset-backed debt securities were as follows as of March 31, 2016:

Table 11: Weighted-Average Expected Maturities of Mortgage and Other Asset-Backed Debt Securities

March 31, 2016	Years
Agency residential mortgage-backed securities	3.8
Non-agency residential mortgage-backed securities	5.3
Agency commercial mortgage-backed securities	3.1
Non-agency commercial mortgage-backed securities	3.5
Asset-backed securities	2.7

At least quarterly, we conduct a comprehensive security-level impairment assessment on all securities. If economic conditions, including home prices, were to deteriorate from current levels, and if market volatility and liquidity were to deteriorate from current levels, or if market interest rates were to increase or credit spreads were to widen appreciably, the valuation of our investment securities portfolio would likely be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement. For those securities on our balance sheet at March 31, 2016, where during our quarterly security-level impairment assessments we determined losses represented other-than-temporary impairment (OTTI), we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities. The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower.

Additional information regarding our investment securities is included in Note 6 Investment Securities and Note 7 Fair Value in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Loans Held for Sale

Table 12: Loans Held For Sale

In millions	March 31 2016	December 31 2015
Commercial mortgages	$667	$668
Residential mortgages	833	850
Other	41	22
Total	$1,541	$1,540

We sold $.6 billion of commercial mortgage loans to agencies during the first three months of 2016 compared to $1.0 billion during the first three months of 2015. Total revenue of $17 million was recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, during the first three months of 2016 and $15 million during the first three months of 2015. These amounts are included in Other noninterest income on the Consolidated Income Statement.

Residential mortgage loan origination volume was $1.9 billion during the first three months of 2016 compared to $2.6 billion in the same period in 2015. The majority of such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $1.4 billion of loans and recognized loan sales revenue of $64 million during the first quarter of 2016. The comparable amounts for 2015 were $1.9 billion and $104 million, respectively. These loan sales revenue amounts are included in Residential mortgage noninterest income on the Consolidated Income Statement.

Interest income on loans held for sale was $16 million and $23 million during the first three months of 2016 and 2015, respectively. These amounts are included in Other interest income on the Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 7 Fair Value in our Notes To Consolidated Financial Statements included in Part 1, Item 1 of this Report.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Funding Sources

Table 13: Details Of Funding Sources

	March 31 2016	December 31 2015	Change
Dollars in millions			$	%
Deposits
Money market	$114,710	$118,079	$(3,369)	(3)%
Demand	90,182	90,038	144	–%
Savings	26,412	20,375	6,037	30%
Retail certificates of deposit	17,189	17,405	(216)	(1)%
Time deposits in foreign offices and other time deposits	1,866	3,105	(1,239)	(40)%
Total deposits	250,359	249,002	1,357	1%
Borrowed funds
Federal funds purchased and repurchase agreements	2,495	1,777	718	40%
FHLB borrowings	19,058	20,108	(1,050)	(5)%
Bank notes and senior debt	21,594	21,298	296	1%
Subordinated debt	8,707	8,556	151	2%
Other	2,324	2,793	(469)	(17)%
Total borrowed funds	54,178	54,532	(354)	(1)%
Total funding sources	$304,537	$303,534	$1,003	–%

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our 2016 capital and liquidity activities.

Total deposits increased in the comparison mainly due to growth in savings deposits reflecting in part a shift from money market deposits to new relationship-based savings products. Interest-bearing deposits represented 69% of total deposits at March 31, 2016 and 68% at December 31, 2015.

Total borrowed funds decreased in the comparison as maturities of FHLB borrowings were partially offset by higher federal funds purchased and repurchase agreements.

Capital

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

We repurchase shares of PNC common stock under common stock repurchase authorizations approved from time to time by PNC’s Board of Directors and consistent with capital plans submitted to, and accepted by, the Federal Reserve. The extent and timing of share repurchases under authorizations will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, contractual and regulatory limitations, and the results of future supervisory assessments of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process.

In connection with the 2016 CCAR process, we filed our capital plan and stress testing results in April 2016 using financial data as of December 31, 2015 with the Federal Reserve. We expect to receive the Federal Reserve’s response (either a non-objection or objection) to the capital plan submitted as part of the 2016 CCAR in June 2016.

In the first quarter of 2016, we repurchased 5.9 million common shares for $.5 billion. We have repurchased a total of 23.8 million common shares for $2.2 billion under current share repurchase programs of up to $2.875 billion for the five quarter period ending in the second quarter of 2016. These repurchases were included in the capital plan accepted by the Federal Reserve as part of our 2015 CCAR submission.

We paid dividends on common stock of $.3 billion, or 51 cents per common share, during the first quarter of 2016. On April 4, 2016, the PNC board of directors declared a quarterly common stock cash dividend of 51 cents per share payable on May 5, 2016.

See the Supervision and Regulation section of Item 1 Business of our 2015 Form 10-K for further information concerning the CCAR process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans. See also the Capital section of the Consolidated Balance Sheet Review in our 2015 Form 10-K for additional information on our 2015 CCAR submission and current capital plan.

The PNC Financial Services Group, Inc. – Form 10-Q    15

Table 14: Shareholders’ Equity

	March 31 2016	December 31 2015	Change
Dollars in millions			$	%
Shareholders’ equity
Preferred stock (a)
Common stock	$2,708	$2,708	$–	–%
Capital surplus – preferred stock	3,453	3,452	1	–%
Capital surplus – common stock and other	12,586	12,745	(159)	(1)%
Retained earnings	29,642	29,043	599	2%
Accumulated other comprehensive income	532	130	402	309%
Common stock held in treasury at cost	(3,791)	(3,368)	(423)	(13)%
Total shareholders’ equity	$45,130	$44,710	$ 420	1%
(a)	Par value less than $.5 million at each date.

The increase in total shareholders’ equity compared to December 31, 2015 was mainly due to a $.6 billion increase in retained earnings and higher accumulated other comprehensive income primarily related to net securities gains, partially offset by common share repurchases of $.5 billion. The increase in retained earnings was driven by net income of $.9 billion, reduced by $.3 billion of common and preferred dividends declared. Common shares outstanding were 499 million and 504 million at March 31, 2016 and December 31, 2015, respectively.

16    The PNC Financial Services Group, Inc. – Form 10-Q

Table 15: Basel III Capital

	March 31, 2016
Dollars in millions	2016 Transitional Basel III (a)	Pro forma Fully Phased-In Basel III (estimated) (b)(c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$11,503	$11,503
Retained earnings	29,642	29,642
Accumulated other comprehensive income for securities currently and previously held as available for sale	388	647
Accumulated other comprehensive income for pension and other postretirement plans	(328)	(546)
Goodwill, net of associated deferred tax liabilities	(8,837)	(8,837)
Other disallowed intangibles, net of deferred tax liabilities	(186)	(311)
Other adjustments/(deductions)	(139)	(148)
Total common equity Tier 1 capital before threshold deductions	32,043	31,950
Total threshold deductions	(678)	(1,139)
Common equity Tier 1 capital	31,365	30,811
Additional Tier 1 capital
Preferred stock plus related surplus	3,453	3,453
Trust preferred capital securities
Noncontrolling interests (d)	418	44
Other adjustments/(deductions)	(86)	(107)
Tier 1 capital	35,150	34,201
Additional Tier 2 capital
Qualifying subordinated debt	4,362	4,149
Trust preferred capital securities	119
Allowance for loan and lease losses included in Tier 2 capital	2,992	8
Other (d)	6	10
Total Basel III capital	$42,629	$38,368
Risk-weighted assets
Basel III standardized approach risk-weighted assets (e)	$295,555	$303,805
Basel III advanced approaches risk-weighted assets (f)	N/A	283,297
Average quarterly adjusted total assets	345,269	344,652
Supplementary leverage exposure (g)	408,695	408,078
Basel III risk-based capital and leverage ratios
Common equity Tier 1	10.6%	10.1	% (h)(j)
Tier 1	11.9	11.3	(h)(k)
Total	14.4	13.5	(i)(l)
Leverage (m)	10.2	9.9
Supplementary leverage ratio (n)	8.6	8.4
(a)	Calculated using the regulatory capital methodology applicable to PNC during 2016.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions. Pro forma fully phased-in capital amounts, ratios and risk-weighted and leverage-related assets are estimated.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Primarily includes REIT preferred securities for 2016 Transitional Basel III and Pro forma fully phased-in Basel III capital ratios.
(e)	Includes credit and market risk-weighted assets.
(f)	Basel III advanced approaches risk-weighted assets are estimated based on the Basel III advanced approaches rules, and include credit, market, and operational risk-weighted assets. During the parallel run qualification phase PNC has refined the data, models, and internal processes used as part of the advanced approaches for determining risk-weighted assets. Refinements made in the fourth quarter of 2015 reduced Estimated Basel III advanced approaches risk-weighted assets and refinements made in the first quarter of 2016 increased Estimated Basel III advanced approaches risk-weighted assets. We anticipate additional refinements to this estimate through the parallel run qualification phase.
(g)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.
(h)	Pro forma fully phased-in Basel III capital ratio based on Basel III standardized approach risk-weighted assets and rules.
(i)	Pro forma fully phased-in Basel III capital ratio based on Basel III advanced approaches risk-weighted assets and rules.

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    17

(continued from previous page)

(j)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio estimate is 10.9%. This capital ratio is calculated using pro forma fully phased-in Common equity Tier 1 capital and dividing by Basel III advanced approaches risk-weighted assets.
(k)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio estimate is 12.1%. This capital ratio is calculated using fully phased-in Tier 1 capital and dividing by Basel III advanced approaches risk-weighted assets.
(l)	For comparative purposes only, the pro forma fully phased-in standardized approaches Basel III Total capital risk-based capital ratio estimate is 13.6%. This ratio is calculated using fully phased-in additional Tier 2 capital which, under the standardized approach, reflects allowance for loan and lease losses of up to 1.25% of credit risk related risk-weighted assets and dividing by estimated Basel III standardized approach risk-weighted assets.
(m)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.
(n)	Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank will be subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

The Basel II framework, which was adopted by the Basel Committee on Banking Supervision in 2004, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. The U.S. banking agencies initially adopted rules to implement the Basel II capital framework in 2004. In July 2013, the U.S. banking agencies adopted final rules (referred to as the advanced approaches) that modified the Basel II framework effective January 1, 2014. See the Supervision and Regulation section in Item 1 Business and Item 1A Risk Factors of our 2015 Form 10-K for additional information. Prior to fully implementing the advanced approaches to calculate risk-weighted assets, PNC and PNC Bank must successfully complete a “parallel run” qualification phase. Both PNC and PNC Bank entered this parallel run phase on January 1, 2013. Although the minimum parallel run qualification period is four quarters, the parallel run period for PNC and PNC Bank, now in its fourth year, is consistent with the experience of other U.S. advanced approaches banks that have all had multi-year parallel run periods. After PNC exits parallel run, its regulatory risk-based capital ratio for each measure (e.g., Common equity Tier 1 capital ratio) will be the lower of the ratios as calculated under the standardized approach and the advanced approaches.

As a result of the staggered effective dates of the final U.S. Basel III regulatory capital rules (Basel III rules), as well as the fact that PNC remains in the parallel run qualification phase for the advanced approaches, PNC’s regulatory risk-based ratios in 2016 are calculated using the standardized approach for determining risk-weighted assets, and the definitions of, and deductions from, regulatory capital under the Basel III rules (as such definitions and deductions are phased-in for 2016). We refer to the capital ratios calculated using the phased-in Basel III provisions in effect for 2016 and, for the risk-based ratios, standardized approach risk-weighted assets, as the 2016 Transitional Basel III ratios. Under the standardized approach for determining credit risk-weighted assets, exposures are generally assigned a pre-defined risk weight. Exposures to high volatility commercial real estate, past due exposures, equity exposures and securitization exposures are generally subject to higher risk weights than other types of exposures.

Under the Basel III rules adopted by the U.S. banking agencies, significant common stock investments in unconsolidated financial institutions, mortgage servicing rights and deferred tax assets must be deducted from capital (subject to a phase-in schedule and net of associated deferred tax liabilities) to the extent they individually exceed 10%, or in the aggregate exceed 15%, of the institution’s adjusted common equity Tier 1 capital. Also, Basel III regulatory capital includes (subject to a phase-in schedule) accumulated other comprehensive income related to securities currently and previously held as available for sale, as well as pension and other postretirement plans.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our March 31, 2016 capital levels were aligned with them.

At March 31, 2016, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Transitional Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital, and a Leverage ratio of at least 5%.

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

We provide additional information regarding regulatory capital requirements and some of their potential impacts on PNC in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 19 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Form 10-K.

18    The PNC Financial Services Group, Inc. – Form 10-Q

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in our 2015 Form 10-K and in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review,
•	Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements, and
•	Note 15 Commitments and Guarantees in the Notes To Consolidated Financial Statements.

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of March 31, 2016 and December 31, 2015 is included in Note 2 of this Report.

Trust Preferred Securities and REIT Preferred Securities

See Note 11 Borrowed Funds and Note 16 Equity in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Form 10-K for additional information on trust preferred securities issued by PNC Capital Trust C and REIT preferred securities issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II including information on contractual limitations potentially imposed on payments (including dividends) with respect to PNC and PNC Bank’s equity capital securities.

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 7 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 16: Fair Value Measurements – Summary

	March 31, 2016		December 31, 2015
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$72,182	$8,029	$68,804	$8,606
Total assets at fair value as a percentage of consolidated assets	20%		19%
Level 3 assets as a percentage of total assets at fair value		11%		13%
Level 3 assets as a percentage of consolidated assets		2%		2%
Total liabilities	$6,168	$355	$4,892	$495
Total liabilities at fair value as a percentage of consolidated liabilities	2%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		6%		10%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Business segment results, including the basis of presentation of inter-segment revenues, and a description of each business are included in Note 16 Segment Reporting included in the

Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Certain amounts included in this Business Segments Review and the Business Segments Highlights in the Executive Summary section of this Financial Review differ from those amounts shown in Note 16, primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis.

Net interest income in business segment results reflects PNC’s internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.

The PNC Financial Services Group, Inc. – Form 10-Q    19

Retail Banking

(Unaudited)

Table 17: Retail Banking Table

Three months ended March 31 Dollars in millions, except as noted	2016	2015
Income Statement
Net interest income	$1,113	$1,038
Noninterest income	537	488
Total revenue	1,650	1,526
Provision for credit losses	77	49
Noninterest expense	1,150	1,158
Pretax earnings	423	319
Income taxes	155	117
Earnings	$268	$202
Average Balance Sheet
Loans
Consumer
Home equity	$26,743	$28,152
Automobile	10,787	10,341
Education	5,865	6,626
Credit cards	4,722	4,444
Other	1,823	1,896
Total consumer	49,940	51,459
Commercial and commercial real estate	12,551	12,867
Residential mortgage	596	734
Total loans	$63,087	$65,060
Total assets	$72,216	$74,017
Deposits
Noninterest-bearing demand	$26,209	$22,591
Interest-bearing demand	37,860	35,650
Money market	50,405	53,105
Savings	21,780	12,888
Certificates of deposit	15,350	17,318
Total deposits	$151,604	$141,552
Performance Ratios
Return on average assets	1.51%	1.11%
Noninterest income to total revenue	33%	32%
Efficiency	70%	76%
Supplemental Noninterest Income Information
Service charges on deposits	$151	$146
Brokerage	$75	$67
Consumer services	$254	$233
Other Information (a)
Customer-related statistics (average):
Non-teller deposit transactions (b)	47%	40%
Digital consumer customers (c)	56%	50%
Credit-related statistics:
Nonperforming assets (d)	$1,023	$1,174
Net charge-offs	$96	$99
Annualized net charge-off ratio	.61%	.62%
Other statistics:
ATMs	8,940	8,754
Branches (e)	2,613	2,660
Brokerage account client assets (billions) (f)	$43	$44
(a)	Presented as of March 31, except for customer-related statistics, which are quarterly averages for the three months ended, and net charge-offs and annualized net charge-off ratio, which are for the three months ended.
(b)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(c)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.
(d)	Includes nonperforming loans of $1.0 billion at March 31, 2016 and $1.1 billion at March 31, 2015.
(e)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(f)	Amounts include cash and money market balances.

Retail Banking earned $268 million in the first three months of 2016 compared with earnings of $202 million for the same period a year ago. The increase in earnings was driven by higher net interest income and noninterest income, partially offset by higher provision for credit losses. Retail Banking continues to enhance the customer experience with refinements to product offerings that drive product value for consumers and small businesses. We are focused on growing customer share of wallet through the sale of liquidity, banking, and investment products that meet the broad range of financial needs of our customers.

Retail Banking continued to focus on the strategic priority of transforming the customer experience through transaction migration, branch network transformation and multi-channel sales and service strategies.

•	In the first three months of 2016, approximately 56% of consumer customers used non-teller channels for the majority of their transactions compared with 50% for the same period in 2015.
•	Deposit transactions via ATM and mobile channels increased to 47% of total deposit transactions in the first quarter of 2016 compared with 40% for the same period in 2015.
•

Integral to PNC’s retail branch transformation strategy, approximately 14% of branches operate under the universal model designed to enhance sales opportunities for branch personnel, in part, by driving higher ATM and mobile deposits. PNC had a network of 2,613 branches and 8,940 ATMs at March 31, 2016.

•	Instant debit card issuance, which enables us to print a customer’s debit card in minutes, is now available in nearly 900 branches, over 34% of the branch network.

Total revenue for the first three months of 2016 increased $124 million compared to the same period in 2015, driven by increases in both net interest income and noninterest income. Net interest income increased $75 million in the comparison due to growth in deposit balances and interest rate spread on the value of deposits, partially offset by lower loan balances and interest rate spread compression on the value of loans.

Noninterest income increased $49 million in the first quarter of 2016 compared to the same period a year ago. Execution on our share of wallet strategy resulted in growth in consumer

20    The PNC Financial Services Group, Inc. – Form 10-Q

service fee income from payment-related products, specifically in debit card, credit card and merchant services, as well as increased brokerage fees. Increased noninterest income in the comparison also reflected a gain of $44 million on the sale of 0.5 million Visa Class B common shares in the first quarter of 2016.

Provision for credit losses increased $28 million and net charge-offs declined $3 million in the first three months of 2016, compared to the same period in 2015. The increase in provision for credit losses reflected slowing credit quality improvement.

The deposit strategy of Retail Banking is to remain disciplined on pricing, focused on growing and retaining relationship-based balances, executing on market specific deposit growth strategies, and providing a source of low-cost funding and liquidity to PNC.

In the first three months of 2016, average total deposits of $151.6 billion increased $10.0 billion, or 7%, compared to the same period a year ago, driven by organic growth in the following deposit categories:

•	Savings deposits increased $8.9 billion, or 69%, to $21.8 billion.
•	Demand deposits increased $5.8 billion, or 10%, to $64.1 billion.

The increase in savings deposits was partially offset by lower money market deposits, which declined $2.7 billion, or 5%, reflecting a shift to new relationship-based savings products. Certificates of deposit, declined $2.0 billion, or 11%, in the comparison, from the net runoff of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy that targets specific products and markets for growth. In the first three months of 2016, average total loans declined $2.0 billion, or 3%, compared to the same period in 2015, driven by a decline in home equity loans and runoff of non-strategic portions of the portfolios, as more fully described below.

•

Average home equity loans decreased $1.4 billion, or 5%, as pay-downs and payoffs on loans exceeded new booked volume, consistent with lower mortgage refinance demand. Retail Banking’s home equity loan portfolio is relationship based, with over 97% of the portfolio attributable to borrowers in our primary geographic footprint. The weighted-average updated FICO scores for this portfolio was 750 at March 31, 2016 compared to 752 at December 31, 2015.

•	Average commercial and commercial real estate loans declined $316 million, or 2%, as pay-downs and payoffs on loans exceeded new volume.
•	Average automobile loans, comprised of both direct and indirect auto loans, increased $446 million, or 4%, primarily due to portfolio growth in previously underpenetrated markets.
•	Average credit card balances increased $278 million, or 6%, as a result of efforts to increase credit card share of wallet through organic growth.
•

In the first three months of 2016, average loan balances for the remainder of the portfolio declined $972 million, or 11%, compared to the same period in 2015, driven by declines in the discontinued government guaranteed education, indirect other, and residential mortgage portfolios, which are primarily runoff portfolios.

Nonperforming assets declined $151 million, or 13%, at March 31, 2016 compared to March 31, 2015. The decrease was driven by declines in both consumer and commercial nonperforming loans.

The PNC Financial Services Group, Inc. – Form 10-Q    21

Corporate & Institutional Banking

(Unaudited)

Table 18: Corporate & Institutional Banking Table

Three months ended March 31 Dollars in millions, except as noted	2016	2015
Income Statement
Net interest income	$870	$855
Noninterest income	434	429
Total revenue	1,304	1,284
Provision for credit losses	107	17
Noninterest expense	521	514
Pretax earnings	676	753
Income taxes	245	271
Earnings	$431	$482
Average Balance Sheet
Loans held for sale	$708	$1,106
Loans
Commercial	$86,645	$84,712
Commercial real estate	25,817	22,090
Equipment lease financing	6,783	6,914
Total commercial lending	119,245	113,716
Consumer	499	1,352
Total loans	$119,744	$115,068
Total assets	$135,521	$131,178
Deposits
Noninterest-bearing demand	$46,962	$46,976
Money market	21,229	22,286
Other	11,316	9,340
Total deposits	$79,507	$78,602
Performance Ratios
Return on average assets	1.29%	1.49%
Noninterest income to total revenue	33%	33%
Efficiency	40%	40%
Other Information
Commercial loan servicing portfolio (a) (b)	$453	$390
Consolidated revenue from: (c)
Treasury Management (d)	$377	$319
Capital Markets (d)	$152	$180
Commercial mortgage banking activities
Commercial mortgage loans held for sale (e)	$26	$26
Commercial mortgage loan servicing income (f)	66	56
Commercial mortgage servicing rights valuation, net of economic hedge (g)	1	16
Total	$93	$98
Average Loans (by C&IB business)
Corporate Banking	$56,166	$58,227
Real Estate	35,784	29,918
Business Credit	14,672	14,217
Equipment Finance	11,014	10,941
Other	2,108	1,765
Total average loans	$119,744	$115,068
Net carrying amount of commercial mortgage servicing rights (a)	$460	$494
Credit-related statistics:
Nonperforming assets (a) (h)	$701	$516
Net charge-offs (recoveries)	$41	$(1)
(a)	As of March 31.
(b)	Represents loans serviced for PNC and others.
(c)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(d)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(e)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(f)	Includes net interest income and noninterest income (primarily in corporate services fees) from loan servicing net of reduction in commercial mortgage servicing rights due to time decay and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(g)	Amounts reported in corporate services fees.
(h)	Includes nonperforming loans of $.6 billion at March 31, 2016 and $.4 billion at March 31, 2015.

Corporate & Institutional Banking earned $431 million in the first quarter of 2016, a decrease of $51 million, or 11%, compared with the first quarter of 2015. The decrease in earnings was primarily due to an increase in the provision for credit losses, partially offset by increased net interest income. We continue to focus on building client relationships where the risk-return profile is attractive, including the Southeast.

Net interest income increased $15 million, or 2%, in the first three months of 2016 compared to the first three months of 2015. The increase primarily reflects the impact of higher average loans and deposits as well as interest rate spread expansion on deposits, partially offset by continued interest rate spread compression on loans and lower purchase accounting accretion.

Noninterest income increased slightly in the first three months of 2016 compared to the first three months of 2015 reflecting an equity investment gain, lower commercial mortgage servicing rights valuation, net of economic hedge, and lower capital markets activity.

Overall credit quality for the first quarter of 2016 remained relatively stable, except for deterioration related to certain energy related loans, which was the primary driver for the increase in provision for credit losses of $90 million, net charge-offs of $42 million and nonperforming assets of $185 million in the year over year comparisons. Increased provision for credit losses also reflected the impact of continued loan growth.

Average loans increased $4.7 billion, or 4%, for the first quarter of 2016 compared to the prior year quarter, reflecting solid growth in Real Estate and Business Credit, partially offset by a decline in Corporate Banking:

•

PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased $5.9 billion, or 20%, in the first quarter of 2016 compared with the first quarter of 2015, primarily due to growth in commercial lending driven by higher term, REIT and agency warehouse lending.

22    The PNC Financial Services Group, Inc. – Form 10-Q

•

PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased $455 million, or 3%, in the first three months of 2016 compared to the first three months of 2015, due to new originations.

•

Corporate Banking provides lending, treasury management and capital markets-related products and services to midsized and large corporations, government and not-for-profit entities. Average loans for this business decreased $2.1 billion, or 4%, in the first quarter of 2016 compared with the first quarter of 2015, reflecting the impact of ongoing capital and liquidity management activities, partially offset by increased lending to large corporate clients.

•

PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S. and Canada. Average loans and operating leases were $11.8 billion in the first quarter of 2016, unchanged compared with the first quarter of 2015.

Average deposits for the first quarter of 2016 increased $.9 billion, or 1%, compared with the first quarter of 2015, as a result of interest-bearing demand deposit growth, partially offset by a decrease in money market deposits.

The commercial loan servicing portfolio increased $63 billion, or 16%, at March 31, 2016 compared to March 31, 2015, as servicing additions from new and existing customers exceeded portfolio run-off.

Product Revenue

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 18 in the Corporate & Institutional Banking portion of this Business Segments Review section includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, increased $58 million, or 18%, in the first quarter of 2016 compared with the first quarter of 2015, driven by liquidity-related revenue.

Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory, equity capital markets advisory activities and related services. Revenue from capital markets-related products and services decreased $28 million, or 16%, in the first three months of 2016 compared with the first three months of 2015. The decrease in the comparison was primarily driven by lower merger and acquisition advisory fees, decreased corporate securities underwriting activity and lower loan syndication fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities decreased $5 million, or 5%, in the first quarter of 2016 compared with the first quarter of 2015. The decrease in the comparison was mainly due to lower commercial mortgage servicing rights valuation, net of economic hedge, largely offset by higher mortgage servicing revenue.

The PNC Financial Services Group, Inc. – Form 10-Q    23

Asset Management Group

(Unaudited)

Table 19: Asset Management Group Table

Three months ended March 31 Dollars in millions, except as noted	2016	2015
Income Statement
Net interest income	$77	$73
Noninterest income	203	208
Total revenue	280	281
Provision for credit losses (benefit)	(3)	12
Noninterest expense	206	210
Pretax earnings	77	59
Income taxes	28	22
Earnings	$49	$37
Average Balance Sheet
Loans
Consumer	$5,630	$5,650
Commercial and commercial real estate	788	932
Residential mortgage	1,003	865
Total loans	$7,421	$7,447
Total assets	$7,887	$7,943
Deposits
Noninterest-bearing demand	$1,407	$1,345
Interest-bearing demand	4,280	4,241
Money market	4,758	4,621
Savings	1,563	165
Other	275	290
Total deposits	$12,283	$10,662
Performance Ratios
Return on average assets	2.52%	1.89%
Noninterest income to total revenue	73%	74%
Efficiency	74%	75%
Other Information
Total nonperforming assets (a) (b)	$54	$63
Total net charge-offs	$4	$4
Client Assets Under Administration (a) (c) (d) (in billions)
Discretionary client assets under management	$135	$136
Nondiscretionary client assets under administration	125	129
Total	$260	$265
Discretionary client assets under management
Personal	$84	$88
Institutional	51	48
Total	$135	$136
Equity	$72	$75
Fixed Income	40	41
Liquidity/Other	23	20
Total	$135	$136
(a)	As of March 31.
(b)	Includes nonperforming loans of $49 million at March 31, 2016 and $59 million at March 31, 2015.
(c)	Excludes brokerage account client assets.
(d)	As a result of certain investment advisory services performed by one of our registered investment advisors, certain assets are reported as both discretionary client assets under management and nondiscretionary client assets under administration. The amount of such assets was approximately $7 billion at March 31, 2016 and $5 billion at March 31, 2015.

Asset Management Group earned $49 million in the first quarter of 2016 and $37 million in the first quarter of 2015. Earnings increased compared with the prior year quarter as a reduction in the provision for credit losses and lower noninterest expense was partially offset by a decline in noninterest income.

Total revenue for the first quarter of 2016 decreased slightly compared to the first quarter of 2015, as a decline in noninterest income from lower average equity markets was largely offset by an increase in net interest income.

Noninterest expense decreased $4 million, or 2%, in the first quarter of 2016 compared to the first quarter of 2015. Asset Management Group remains focused on disciplined expense management as it invests in strategic growth opportunities.

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

Assets under administration were $260 billion as of March 31, 2016 compared with $265 billion as of March 31, 2015 largely due to a decline in nondiscretionary client assets under administration. Discretionary client assets under management decreased $1 billion compared to March 31, 2015.

Average deposits for the first quarter of 2016 increased $1.6 billion, or 15%, from the prior year first quarter, primarily driven by an increase in savings products. Average loan balances of $7.4 billion remained stable compared to the prior year quarter.

24    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage Banking

(Unaudited)

Table 20: Residential Mortgage Banking Table

Three months ended March 31 Dollars in millions, except as noted	2016	2015
Income Statement
Net interest income	$25	$30
Noninterest income	105	177
Total revenue	130	207
Provision for credit losses (benefit)	(1)	2
Noninterest expense	152	161
Pretax earnings (loss)	(21)	44
Income taxes (benefit)	(8)	16
Earnings (loss)	$(13)	$28
Average Balance Sheet
Loans held for sale	$800	$1,147
Loans	$1,028	$1,282
Mortgage servicing rights (MSR)	$995	$843
Total assets	$6,306	$7,245
Total deposits	$2,330	$2,215
Performance Ratios
Return on average assets	(.84)%	1.57%
Noninterest income to total revenue	81%	86%
Efficiency	117%	78%
Supplemental Noninterest Income Information
Loan servicing revenue
Servicing fees	$62	$48
Mortgage servicing rights valuation, net of economic hedge	$(21)	$25
Loan sales revenue	$64	$104
Residential Mortgage Servicing Portfolio (in billions) (a)
Serviced portfolio balance (b)	$125	$113
Portfolio acquisitions	$5	$8
MSR asset value (b)	$.9	$.8
MSR capitalization value (in basis points) (b)	69	74
Other Information
Loan origination volume (in billions)	$1.9	$2.6
Loan sale margin percentage	3.21%	4.09%
Percentage of originations represented by:
Purchase volume (c)	40%	31%
Refinance volume	60%	69%
Total nonperforming assets (b) (d)	$75	$105
(a)	Represents loans serviced for third parties.
(b)	As of March 31.
(c)	Mortgages with borrowers as part of residential real estate purchase transactions.
(d)	Includes nonperforming loans of $44 million at March 31, 2016 and $65 million at March 31, 2015.

Residential Mortgage Banking reported a loss of $13 million in the first three months of 2016 compared with earnings of $28 million in the first three months of 2015, primarily driven by a decline in noninterest income, partially offset by lower noninterest expense. The decline in noninterest income reflected lower residential mortgage servicing rights valuation, net of economic hedge, as well as lower loan sales revenue in the comparison, partially offset by increased servicing fee income.

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

Residential Mortgage Banking overview:

•

Total loan originations decreased $.7 billion in first quarter 2016 compared to first quarter 2015. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines. Refinancings were 60% of originations in the first 3 months of 2016 and 69% in the first three months 2015.

•

Residential mortgage loans serviced for others increased by $12 billion at March 31, 2016 compared to March 31, 2015. During the first three months of 2016, $5 billion of residential mortgage servicing rights were acquired, compared with $8 billion in the comparable period of 2015.

•

Net interest income decreased $5 million in the first three months in 2016 compared with the 2015 period. This decline was primarily due to lower originations and lower balances of portfolio loans held for investment.

•

Noninterest income declined $72 million in the first three months of 2016 compared with the prior year period, as increased servicing fee income was more than offset by lower residential mortgage servicing rights valuation, net of economic hedge, as well as lower loan sales revenue.

•	Noninterest expense declined $9 million in the first three months of 2016 compared with the 2015 period, primarily as a result of lower mortgage servicing and compliance costs.

The PNC Financial Services Group, Inc. – Form 10-Q    25

BlackRock

(Unaudited)

Table 21: BlackRock Table

Information related to our equity investment in BlackRock follows:

Three months ended March 31 Dollars in millions	2016	2015
Business segment earnings (a)	$114	$135
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At March 31.

In billions	March 31 2016	December 31 2015
Carrying value of PNC’s investment in BlackRock (c)	$6.7	$6.7
Market value of PNC’s investment in BlackRock (d)	12.0	12.0
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.2 billion at both March 31, 2016 and December 31, 2015. Our voting interest in BlackRock common stock was approximately 21% at March 31, 2016.
(d)	Does not include liquidity discount.

In addition to our investment in BlackRock reflected in Table 21, at March 31, 2016, we held approximately 0.8 million shares of BlackRock Series C Preferred Stock valued at $208 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs. We account for the BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 7 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in Note 7 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Form 10-K.

On February 1, 2016, we transferred 0.5 million shares of BlackRock Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. The transfer reduced Other assets and Other liabilities on our Consolidated Balance Sheet by $138 million.

Our 2015 Form 10-K includes additional information about our investment in BlackRock.

Non-Strategic Assets Portfolio

(Unaudited)

Table 22: Non-Strategic Assets Portfolio Table

Three months ended March 31 Dollars in millions	2016	2015
Income Statement
Net interest income	$75	$112
Noninterest income	22	9
Total revenue	97	121
Provision for credit losses (benefit)	(7)	(31)
Noninterest expense	21	24
Pretax earnings	83	128
Income taxes	31	47
Earnings	$52	$81
Average Balance Sheet
Loans
Commercial Lending	$708	$750
Consumer Lending
Home equity	2,144	3,021
Residential real estate	3,245	4,184
Total consumer lending	5,389	7,205
Total loans	6,097	7,955
Other assets (a)	(281)	(679)
Total assets	$5,816	$7,276
Performance Ratios
Return on average assets	3.63%	4.51%
Noninterest income to total revenue	23	7
Efficiency	22	20
Other Information
Nonperforming assets (b) (c)	$499	$669
Purchased impaired loans (b) (d)	$2,737	$3,808
Net charge-offs	$8	$–
Loans (b)
Commercial Lending	$703	$746
Consumer Lending
Home equity	2,088	2,944
Residential real estate	3,190	4,139
Total consumer lending	5,278	7,083
Total loans	$5,981	$7,829
(a)	Other assets includes deferred taxes, ALLL and other real estate owned (OREO). Other assets were negative in both periods due to the ALLL.
(b)	As of March 31.
(c)	Includes nonperforming loans of $.4 billion at March 31, 2016 and $.5 billion at March 31, 2015.
(d)	Recorded investment of purchased impaired loans related to acquisitions. This segment contained 81% of PNC’s purchased impaired loans at both March 31, 2016 and March 31, 2015.

26    The PNC Financial Services Group, Inc. – Form 10-Q

This business segment consists of non-strategic assets primarily obtained through acquisitions of other companies. The business activity of this segment is to manage the liquidation of the portfolios while maximizing the value and mitigating risk.

Non-Strategic Assets Portfolio had earnings of $52 million in the first three months of 2016 compared with $81 million in the first three months of 2015. Earnings decreased year-over-year primarily due to a declining loan portfolio and a reduced benefit from the provision for credit losses.

Non-Strategic Assets Portfolio overview:

•

Net interest income declined $37 million, or 33%, in the first three months of 2016 compared with the first three months of 2015, resulting from lower purchase accounting accretion and the impact of the declining average balance of the loan portfolio.

•

Noninterest income increased $13 million in the first three months of 2016 compared to the first three months of 2015 driven by a release of excess reserves for estimated losses on repurchase obligations in the first quarter of 2016 related to a settlement.

•	Provision for credit losses was a benefit in both the first three months of 2016 and the first three months of 2015, reflecting improved actual and expected purchased impaired loan losses.
•

Noninterest expense declined $3 million, or 13%, in the first three months of 2016 compared with the first three months of 2015, due to lower costs of managing and servicing the loan portfolios, as the portfolio continues to decline.

•

Average portfolio loans declined $1.9 billion, or 23%, in the first three months of 2016 compared to the first three months of 2015, due to customer payment activity and portfolio management activities to reduce under-performing assets. The decline also reflects the impact of our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies in Item 8 of our 2015 Form 10-K and in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report describe the most significant accounting policies that we use to prepare our consolidated financial statements. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions and such variations may significantly affect our reported results and financial position for the period or in future periods.

We must use estimates, assumptions and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by independent third-party sources, including appraisers and valuation specialists, when available. When such third-party information is not available, we estimate fair value primarily by using discounted cash flow and other financial modeling techniques. Changes in underlying factors, assumptions or estimates in any of these areas could materially impact our future financial condition and results of operations.

The following critical accounting policies and judgments are described in more detail in Critical Accounting Estimates and Judgments in Item 7 of our 2015 Form 10-K:

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

The PNC Financial Services Group, Inc. – Form 10-Q    27

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue to depict the satisfaction of a performance obligation by transfer of promised goods or services to customers. The ASU also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has subsequently released several amendments to ASU 2014-09. In August 2015, the FASB issued guidance deferring the mandatory effective date of the ASU for one year, to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued guidance clarifying how an entity should assess whether it is a principal or an agent with respect to the delivery of promised goods or services to customers, which impacts whether revenue should be recorded on a gross or net basis. Finally, in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing. The requirements within ASU 2014-09 and its subsequent amendments should be applied retrospectively to each prior period presented (with several practical expedients for certain completed contracts) or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We plan to adopt the ASU consistent with the deferred mandatory effective date. Based on our evaluation to date, we do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or our consolidated financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with any changes in fair value recognized in net income. The ASU also simplifies the impairment assessment of equity investments for which fair value is not readily determinable. Additionally, the ASU changes the presentation of certain fair value changes for financial liabilities measured at fair value; and amends certain disclosure requirements relating to the fair value of financial instruments. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied using a modified retrospective approach through a cumulative-effect adjustment to the balance sheet, except for the amendment related to equity securities without readily determinable fair values, which should be applied prospectively. We plan to adopt all provisions consistent with the effective date and are currently evaluating the impact of this ASU on our results of operations and financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The primary change in the new guidance is the recognition of lease assets and lease liabilities by lessees for operating leases. The ASU requires lessees to recognize a right-of-use asset and related lease liability for all leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 using a modified retrospective approach through a cumulative-effect adjustment. Early adoption is permitted. We are currently evaluating the impact of adopting this standard.

Recently Adopted Accounting Standards

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Part I, Item I of this Report regarding the impact of new accounting pronouncements adopted in 2016.

STATUS OF QUALIFIED DEFINED BENEFIT PENSION PLAN

We have a noncontributory, qualified defined benefit pension plan (plan or pension plan) covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are applied as a percentage of eligible compensation. We calculate the expense associated with the pension plan and the assumptions and methods that we use include a policy of reflecting plan assets at their fair market value. Annually, we review the actuarial assumptions for the pension plan.

We currently estimate pretax pension expense of $43 million for 2016 compared with pretax expense of $9 million in 2015. This year-over-year expected increase in expense is mainly due to lower than expected asset returns during 2015, which reduced year-end pension asset balances and increased the amortization of actuarial losses in 2016.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The table below reflects the estimated effects on pension expense of certain changes in annual assumptions, using 2016 estimated expense as a baseline.

Table 23: Pension Expense – Sensitivity Analysis

Change in Assumption (a) (In millions)	Estimated Increase to 2016 Pension Expense
.5% decrease in discount rate	$18
.5% decrease in expected long-term return on assets	$21
.5% increase in compensation rate	$2
(a)	The impact is the effect of changing the specified assumption while holding all other assumptions constant.

We provide additional information on our pension plan in Note 12 Employee Benefit Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Form 10-K.

RECOURSE AND REPURCHASE OBLIGATIONS

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2015 Form 10-K, PNC has sold commercial mortgage, residential mortgage and home equity loans/lines of credit directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets. For additional discussion regarding our recourse and repurchase obligations, see the Recourse and Repurchase Obligations section in Item 7 of our 2015 Form 10-K.

RISK MANAGEMENT

The Risk Management section included in Item 7 of our 2015 Form 10-K describes our enterprise risk management framework including risk appetite and strategy, risk culture, risk organization and governance, risk identification and quantification, risk control and limits, and risk monitoring and reporting. Additionally, our 2015 Form 10-K provides an analysis of our key areas of risk, which include but are not limited to credit, operational, compliance, model, liquidity and market. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section.

The following information updates our 2015 Form 10-K risk management disclosures.

Credit Risk Management

See the Credit Risk Management portion of the Risk Management section in our 2015 Form 10-K for additional discussion regarding credit risk.

Asset Quality Overview

Asset quality trends remained relatively stable during the first three months of 2016, except for certain energy related loans.

•

Provision for credit losses for the first quarter of 2016 increased to $152 million compared to $54 million for the first quarter of 2015. The first quarter 2016 provision included $80 million for energy related loans in the oil, gas, and coal sectors.

•

Nonperforming assets at March 31, 2016 increased $127 million compared with December 31, 2015 due to higher nonperforming commercial loans driven by energy related loans, partially offset by declining commercial real estate and consumer lending nonperforming loans. Nonperforming assets were 0.71% of total assets at March 31, 2016 compared with 0.68% at December 31, 2015.

•

Overall loan delinquencies totaled $1.5 billion at March 31, 2016, a decrease of $143 million, or 9%, from year-end 2015. The reduction was due in large part to a reduction in accruing government insured consumer lending loans past due of $95 million.

•	Net charge-offs were $149 million in the first quarter of 2016, up 45%, or $46 million, from net charge-offs in the first quarter of 2015 due to higher commercial loan net charge-offs.
•	The level of ALLL remained at $2.7 billion at both March 31, 2016 and December 31, 2015.

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. A summary of the major categories of nonperforming assets are presented in Table 24. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in this Report for further detail of nonperforming asset categories.

The PNC Financial Services Group, Inc. – Form 10-Q    29

Table 24: Nonperforming Assets By Type

Dollars in millions	March 31 2016	December 31 2015
Nonperforming loans
Commercial lending	$732	$545
Consumer lending (a)	1,549	1,581
Total nonperforming loans (b)(c)	2,281	2,126
OREO and foreclosed assets	271	299
Total nonperforming assets	$2,552	$2,425
Amount of TDRs included in nonperforming loans	$1,172	$1,119
Percentage of total nonperforming loans	51%	53%
Nonperforming loans to total loans	1.10%	1.03%
Nonperforming assets to total loans, OREO and foreclosed assets	1.23	1.17
Nonperforming assets to total assets	.71	.68
Allowance for loan and lease losses to total nonperforming loans	119	128
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.5 billion and $.6 billion at March 31, 2016 and December 31, 2015, respectively. Both periods included $.3 billion of loans that are government insured/guaranteed.

Table 25: Change in Nonperforming Assets

In millions	2016	2015
January 1	$2,425	$2,880
New nonperforming assets	542	336
Charge-offs and valuation adjustments	(161)	(124)
Principal activity, including paydowns and payoffs	(98)	(170)
Asset sales and transfers to loans held for sale	(90)	(93)
Returned to performing status	(66)	(75)
March 31	$2,552	$2,754

Nonperforming assets increased $127 million at March 31, 2016 compared to December 31, 2015. Commercial lending nonperforming loans increased $187 million and consumer lending nonperforming loans decreased $32 million. As of March 31, 2016, approximately 83% of total nonperforming loans were secured by collateral which lessens reserve requirements and is expected to reduce credit losses in the event of default. As of March 31, 2016, commercial lending nonperforming loans were carried at approximately 67% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

Within consumer nonperforming loans, residential real estate TDRs comprise 70% of total residential real estate nonperforming loans at March 31, 2016, up from 68% at December 31, 2015. Home equity TDRs comprise 53% of home equity nonperforming loans at March 31, 2016, up from 51% at December 31, 2015. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At March 31, 2016, our largest nonperforming asset was $55 million in the Mining, Quarrying, Oil and Gas Extraction Industry and our average nonperforming loan associated with commercial lending was less than $1 million. The ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 42% and 12% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of March 31, 2016.

Table 26: OREO and Foreclosed Assets

In millions	March 31 2016	December 31 2015
Other real estate owned (OREO):
Residential properties	$135	$146
Residential development properties	27	31
Commercial properties	97	102
Total OREO	259	279
Foreclosed and other assets	12	20
Total OREO and foreclosed assets	$271	$299

Total OREO and foreclosed assets decreased $28 million during the first three months of 2016 and were 11% of total nonperforming assets at March 31, 2016. As of March 31, 2016 and December 31, 2015, 60% and 59%, respectively, of our OREO and foreclosed assets were comprised of residential related properties.

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

30    The PNC Financial Services Group, Inc. – Form 10-Q

Table 27: Accruing Loans Past Due (a) (b)

	Amount		Percentage of Total Outstandings
Dollars in millions	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$506	$511	.24%	.25%
Accruing loans past due 60 to 89 days	209	248	.10%	.12%
Total	715	759	.34%	.37%
Late stage loan delinquencies
Accruing loans past due 90 days or more	782	881	.38%	.43%
Total	$1,497	$1,640	.72%	.80%
(a)	Amounts in table represent recorded investment.
(b)	Past due loan amounts at March 31, 2016 include government insured or guaranteed loans of $178 million, $108 million, and $676 million for accruing loans past due 30 to 59 days, past due 60 to 89 days, and past due 90 days or more, respectively. The comparative amounts as of December 31, 2015 were $172 million, $120 million, and $765 million, respectively.

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased $44 million, or 6%, at March 31, 2016 compared to December 31, 2015, driven by reductions in consumer early stage delinquencies.

Accruing loans past due 90 days or more decreased $99 million, or 11%, at March 31, 2016 compared to December 31, 2015 due to declines in government insured consumer lending loans of $89 million. Accruing loans past due 90 days or more are referred to as late stage loan delinquencies. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms. These loans totaled $.3 billion and $.1 billion at March 31, 2016 and December 31, 2015, respectively.

See Note 1 Accounting Policies and Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information regarding our nonperforming loan and nonaccrual policies and further information on loan delinquencies.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $31.5 billion as of March 31, 2016, or 15% of the total loan portfolio. Of that total, $18.5 billion, or 59%, was outstanding under primarily variable-rate home equity lines of credit and $13.0 billion, or 41%, consisted of closed-end home equity installment loans. Approximately 4% of the home equity portfolio was purchased impaired and 3% of the home equity portfolio was on nonperforming status as of March 31, 2016.

As of March 31, 2016, we are in an originated first lien position for approximately 54% of the total outstanding portfolio and, where originated as a second lien, we currently hold or service the first lien position for an additional 2% of the portfolio. The remaining 44% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay either interest or principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with the borrower’s ability to satisfy the loan terms upon the draw period ending is considered in establishing our ALLL. Based upon outstanding balances at March 31, 2016, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 28: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2016	$801	$270
2017	2,025	522
2018	898	711
2019	623	553
2020	494	494
2021 and thereafter	2,842	5,445
Total (a) (b)	$7,683	$7,995
(a)	Includes all home equity lines of credit that mature in the remainder 2016 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes approximately $30 million, $46 million, $32 million, $25 million, $76 million and $447 million of home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, with draw periods scheduled to end in the remainder of 2016, 2017, 2018, 2019, 2020 and 2021 and thereafter, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    31

Based upon outstanding balances, and excluding purchased impaired loans, at March 31, 2016, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 5% were 90 days or more past due. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

See the Credit Risk Management portion of the Risk Management section in our 2015 Form 10-K for more information on our home equity loan portfolio. See also Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Auto Loan Portfolio

The auto loan portfolio totaled $11.2 billion as of March 31, 2016, or 5% of our total loan portfolio. Of that total, $9.6 billion resides in the indirect auto portfolio, $1.1 billion in the direct auto portfolio, and $.5 billion in acquired or securitized portfolios, which has been declining as no pools have been recently acquired. The indirect auto portfolio is the largest segment and generates auto loan applications from franchised automobile dealers. This business is strategically aligned with our core retail business.

We have elected not to pursue non-prime auto lending as evidenced by an average new loan origination FICO score over the last twelve months of 759 for indirect auto loans and 773 for direct auto loans. As of March 31, 2016, 0.3% of the portfolio was nonperforming and 0.4% of our auto loan portfolio was accruing past due. We offer both new and used automobile financing to customers through our various channels. The portfolio comprised 59% new vehicle loans and 41% used vehicle loans at March 31, 2016.

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

Energy Related Loan Portfolio

Our portfolio of loans outstanding in the oil and gas industry totaled $2.7 billion as of March 31, 2016, or 1% of our total loan portfolio and 2% of our total commercial lending portfolio. This portfolio comprised approximately $1.0 billion in the midstream and downstream sectors, $.9 billion to oil services companies and $.8 billion to upstream sectors. Of the oil services portfolio, approximately $.2 billion is not asset-based or investment grade. Nonperforming loans in the oil and gas sector as of March 31, 2016 totaled $161 million, or 6% of total nonperforming assets.

Our portfolio of loans outstanding in the coal industry totaled $.5 billion as of March 31, 2016, or less than 1% of both our total loan portfolio and our total commercial lending portfolio. Nonperforming loans in the coal industry as of March 31, 2016 totaled $140 million, or 5% of total nonperforming assets.

Our ALLL at March 31, 2016 reflects the incremental impact of the continued decline in energy prices. Higher reserves for oil, gas and coal exposure drove the overall increase in the provision for credit losses. For the first quarter of 2016, $80 million, or 53%, of the provision was related to these sectors. Net charge-offs related to energy loans totaled $25 million for the three months ended March 31, 2016, or 17% of total net-charge-offs.

Loan Modifications and Troubled Debt Restructurings

Consumer Loan Modifications

We modify loans under government and PNC-developed programs based upon our commitment to help eligible homeowners and borrowers avoid foreclosure, where appropriate. Initially, a borrower is evaluated for a modification under a government program. If a borrower does not qualify under a government program, the borrower is then evaluated under a PNC program. Our programs utilize both temporary and permanent modifications and typically reduce the interest rate, extend the term and/or defer principal. Loans that are either temporarily or permanently modified under programs involving a change to loan terms are generally classified as TDRs. Further, loans that have certain types of payment plans and trial payment arrangements which do not include a contractual change to loan terms may be classified as TDRs. Additional detail on TDRs is discussed below as well as in Note 3 Asset Quality in our 2015 Form 10-K.

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

32    The PNC Financial Services Group, Inc. – Form 10-Q

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our borrowers’ and servicing customers’ needs while mitigating credit losses. Table 29 provides the number of accounts and unpaid principal balance of modified consumer real estate related loans at the end of each year presented.

Table 29: Consumer Real Estate Related Loan Modifications

	March 31, 2016		December 31, 2015
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Temporary modifications (a)	4,083	$309	4,469	$337
Permanent modifications
Home equity	15,339	1,099	15,268	1,088
Residential real estate	8,474	1,649	8,787	1,721
Total permanent modifications	23,813	2,748	24,055	2,809
Total consumer real estate related loan modifications	27,896	$3,057	28,524	$3,146
(a)	All temporary modifications are home equity loans.

In addition to temporary loan modifications, we may make a payment plan or a HAMP trial payment period available to a borrower. Under a payment plan or a HAMP trial payment period, there is no change to the loan’s contractual terms so the borrower remains legally responsible for payment of the loan under its original terms.

Payment plans may include extensions, re-ages and/or forbearance plans. All payment plans bring an account current once certain requirements are achieved and are primarily intended to demonstrate a borrower’s renewed willingness and ability to re-pay. Due to the short term nature of the payment plan, there is a minimal impact to the ALLL.

Under a HAMP trial payment period, we establish an alternate payment, generally at an amount less than the contractual payment amount, for the borrower during this short time period. This allows a borrower to demonstrate successful payment performance before permanently restructuring the loan into a HAMP modification. Subsequent to successful borrower performance under the trial payment period, we will capitalize the original contractual amount past due, to include accrued interest and fees receivable, and restructure the loan’s contractual terms, along with bringing the restructured account current. As the borrower is often already delinquent at the time of participation in the HAMP trial payment period, generally enrollment in the program does not significantly increase the ALLL. If the trial payment period is unsuccessful, the loan will be evaluated for further action based upon our existing policies. After December 31, 2016, the government-created HAMP program will expire. As such, no new modifications will be offered under the program after that date.

Commercial Loan Modifications and Payment Plans

Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve reduction of the interest rate, extension of the loan term and/or forgiveness of principal.

Modified commercial loans are usually already nonperforming prior to modification. We evaluate these modifications for TDR classification based upon whether we granted a concession to a borrower experiencing financial difficulties. Additional detail on TDRs is discussed below as well as in Note 3 Asset Quality in our 2015 Form 10-K.

We have established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of March 31, 2016 and December 31, 2015, $22 million and $23 million, respectively, in loan balances were covered under these modification and payment plan programs. Of these loan balances, $8 million and $9 million have been determined to be TDRs as of March 31, 2016 and December 31, 2015, respectively.

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from court imposed concessions (e.g. a Chapter 7 bankruptcy that is discharged from personal liability to PNC and a court approved Chapter 13 bankruptcy repayment plan).

TDRs totaled $2.4 billion at March 31, 2016, an increase of $40 million, or 2%, during the first three months of 2016. Excluded from TDRs are $1.2 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at both March 31, 2016 and December 31, 2015. Nonperforming TDRs represent approximately 51% and 53% of total nonperforming loans, and 49% and 48% of total TDRs at March 31, 2016 and

The PNC Financial Services Group, Inc. – Form 10-Q    33

December 31, 2015, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual accounting after performing under the restructured terms for at least six consecutive months.

See Note 3 Asset Quality and Note 1 Accounting Policies in Part I, Item 1 of this report for additional information on loan modifications and TDRs.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

Table 30: Loan Charge-Offs And Recoveries

Three months ended March 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (annualized)
2016
Commercial	$78	$33	$45	.18%
Commercial real estate	10	12	(2)	(.03)
Equipment lease financing	1	1
Home equity	48	21	27	.34
Residential real estate	8	3	5	.14
Credit card	42	4	38	3.23
Other consumer	49	13	36	.67
Total	$236	$87	$149	.29
2015
Commercial	$34	$32	$2	.01%
Commercial real estate	12	12
Equipment lease financing		1	(1)	(.05)
Home equity	52	20	32	.38
Residential real estate		2	(2)	(.06)
Credit card	43	5	38	3.46
Other consumer	48	14	34	.61
Total	$189	$86	$103	.20

Net charge-offs increased by $46 million, or 45%, in the first quarter of 2016 compared to the first quarter of 2015 due to higher commercial loan net charge-offs. Total net charge-offs exclude write-offs and recoveries related to purchased impaired loans.

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.7 billion at March 31, 2016 consisted of $1.6 billion and $1.1 billion established for the commercial lending and consumer lending categories, respectively. We maintain the

ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.

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

34    The PNC Financial Services Group, Inc. – Form 10-Q

•	Recent macro-economic factors,
•	Model imprecision,
•	Changes in lending policies and procedures,
•	Timing of available information, including the performance of first lien positions, and
•	Limitations of available historical data.

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At March 31, 2016, we had reserves of $.3 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition. See Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.6 billion, or 60%, of the ALLL at March 31, 2016 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $1.1 billion, or 40%, of the ALLL at March 31, 2016 has been allocated to these consumer lending categories.

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

Table 31: Allowance for Loan and Lease Losses

Dollars in millions	2016	2015
January 1	$2,727	$3,331
Total net charge-offs	(149)	(103)
Provision for credit losses	152	54
Net change in allowance for unfunded loan commitments and letters of credit	(21)	25
Net recoveries of purchased impaired loans	1
Other	1	(1)
March 31	$2,711	$3,306
Net charge-offs to average loans (for the three months ended) (annualized)	.29%	.20%
Total allowance for loan and lease losses to total loans (a)	1.31	1.61
Commercial lending net charge-offs	$(43)	$(1)
Consumer lending net charge-offs	(106)	(102)
Total net charge-offs	$(149)	$(103)
Net charge-offs to average loans (for the three months ended) (annualized)
Commercial lending	.13%	.00%
Consumer lending	.59	.55
(a)	See Note 1 Accounting Policies in our 2015 Form 10-K for information on our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.

The provision for credit losses increased to $152 million for the first three months of 2016 compared to $54 million for the first three months of 2015, primarily driven by reserves for energy related exposure. For the first three months of 2016, the provision for commercial lending credit losses increased by $86 million from the first three months of 2015. The provision for consumer lending credit losses increased $12 million, or 21%, from the first three months of 2015.

At March 31, 2016, total ALLL to total nonperforming loans was 119%. The comparable amount for December 31, 2015 was 128%. These ratios are 91% and 98%, respectively, when excluding the $.6 billion of ALLL at both March 31, 2016 and December 31, 2015 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted in accordance with ASC 310-30 based on the recorded investment balance. See Table 24 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first three months of 2016, overall credit

The PNC Financial Services Group, Inc. – Form 10-Q    35

quality remained relatively stable offsetting impacts from certain energy related loans, which resulted in an essentially flat ALLL balance as of March 31, 2016 compared to December 31, 2015.

See Note 1 Accounting Policies and Note 4 Purchased Loans in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report regarding changes in the ALLL and in the allowance for unfunded loan commitments and letters of credit.

Liquidity Risk Management

Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity Risk Management section of our 2015 Form 10-K.

One of the ways PNC monitors its liquidity is by reference to the Liquidity Coverage Ratio (LCR), a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflow, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. For PNC and PNC Bank, the LCR became effective January 1, 2015. The minimum required LCR will be phased-in over a period of years. The minimum LCR that PNC and PNC Bank were required to maintain was 80% in 2015 and such minimum increased to 90% in 2016. Between January 1, 2016 and June 30, 2016, PNC and PNC Bank are required to calculate the LCR on a month-end basis. Effective July 1, 2016, PNC and PNC Bank must begin calculating their respective LCR ratios on a daily basis.

As of March 31, 2016, the LCR for PNC and PNC Bank exceeded 100 percent.

We provide additional information regarding regulatory liquidity requirements and their potential impact on PNC in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2015 Form 10-K.

Bank Level Liquidity – Uses

At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of March 31, 2016, there were approximately $9.8 billion of bank borrowings with contractual maturities of less than one year, including $2.3 billion in borrowings from an affiliate. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base generated by our retail and commercial banking businesses. Total deposits increased to $250.4 billion at March 31, 2016 from $249.0 billion at December 31, 2015, driven by growth in savings deposits, partially offset by a decline in money market deposits and time deposits in foreign offices and other time deposits. Assets determined by PNC to be liquid (liquid assets) and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short-term and long-term funding sources.

At March 31, 2016, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $32.5 billion and securities available for sale totaling $57.4 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Of our total liquid assets of $89.9 billion, we had $4.9 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition to the liquid assets we pledged, $6.1 billion of securities held to maturity were also pledged as collateral for these purposes.

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

36    The PNC Financial Services Group, Inc. – Form 10-Q

Under PNC Bank’s 2014 bank note program, dated January 16, 2014 and amended May 22, 2015, PNC Bank may from time to time offer up to $30.0 billion aggregate principal amount at any one time outstanding of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. The $30.0 billion of notes includes notes issued by PNC Bank under the 2004 bank note program and those notes PNC Bank has assumed through the acquisition of other banks, in each case for so long as such notes remain outstanding. The terms of the 2014 bank note program, as amended, do not affect any of the bank notes issued prior to January 16, 2014. At March 31, 2016 , PNC Bank had $24.1 billion of notes outstanding under this program of which $17.9 billion was senior bank notes and $6.2 billion was subordinated bank notes. The following table details all issuances during 2016:

Table 32: PNC Bank Notes Issued During 2016

Issuance Date	Amount	Description of Issuance
March 4, 2016	$1.0 billion	Senior notes with a maturity date of March 4, 2019. Interest is payable semi-annually at a fixed rate of 1.950% on March 4 and September 4 of each year, beginning September 4, 2016.

Total senior and subordinated debt of PNC Bank increased to $25.9 billion at March 31, 2016 from $25.5 billion at December 31, 2015 due to the following activity in the period.

Table 33: PNC Bank Senior and Subordinated Debt

In billions	2016
January 1	$25.5
Issuances	1.0
Calls and maturities	(1.0)
Other	.4
March 31	$25.9

See Note 17 Subsequent Events in the Notes to Consolidated Financial Statements of this Report for information on the issuances of senior notes by PNC Bank on April 29, 2016.

PNC Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At March 31, 2016, our unused secured borrowing capacity was $22.7 billion with the FHLB-Pittsburgh. Total FHLB borrowings decreased to $19.1 billion at March 31, 2016 from $20.1 billion at December 31, 2015 due to the following activity in the period.

Table 34: FHLB Borrowings

In billions	2016
January 1	$20.1
Issuances	2.0
Calls and maturities	(3.0)
March 31	$19.1

The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank to secure certain public deposits. PNC Bank began using standby letters of credit issued by the FHLB-Pittsburgh for these purposes in response to the regulatory liquidity standards finalized during 2014. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank. At March 31, 2016, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $5.3 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of March 31, 2016, there was approximately $1 million outstanding under this program.

PNC Bank can also borrow from the Federal Reserve Bank discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as the primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At March 31, 2016, our unused secured borrowing capacity was $15.8 billion with the Federal Reserve Bank.

Parent Company Liquidity

As of March 31, 2016, available parent company liquidity totaled $4.8 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

Parent Company Liquidity – Uses

The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of March 31, 2016, there were approximately $1.9 billion of parent company borrowings with contractual maturities of less than one year. Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions.

See the Capital portion of the Consolidated Balance Sheet Review in this Financial Review for more information on our

The PNC Financial Services Group, Inc. – Form 10-Q    37

share repurchase programs, including detail on our first quarter repurchase of 5.9 million common shares for $.5 billion.

See the Supervision and Regulation section in Item 1 Business of our 2015 Form 10-K for additional information regarding the Federal Reserve’s CCAR process and the factors the Federal Reserve takes into consideration in evaluating capital plans, qualitative and quantitative liquidity risk management standards proposed by the U.S. banking agencies, and final rules issued by the Federal Reserve that make certain modifications to the Federal Reserve’s capital planning and stress testing rules.

Parent Company Liquidity – Sources

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.1 billion at March 31, 2016. See Note 19 Regulatory Matters in our 2015 Form 10-K for a further discussion of these limitations. We provide additional information on certain contractual restrictions in Note 16 Equity in our 2015 Form 10-K.

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

Total parent company senior and subordinated debt and hybrid capital instruments increased to $7.6 billion at March 31, 2016 from $7.5 billion at December 31, 2015 due to the following activity in the period.

Table 35: Parent Company Senior and Subordinated Debt and Hybrid Capital Instruments

In billions	2016
January 1	$7.5
Other	.1
March 31	$7.6

The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of March 31, 2016, there were no issuances outstanding under this program.

Status of Credit Ratings

The cost and availability of short-term and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by PNC’s credit ratings. See the Liquidity Risk Management portion of the Risk Management section in our 2015 Form 10-K for more information on credit ratings.

Table 36: Credit Ratings as of March 31, 2016 for PNC and PNC Bank

	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-

PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Contractual Obligations and Commitments

We have contractual obligations representing required future payments on borrowed funds, time deposits, leases, pension and postretirement benefits, and purchase obligations. See the Liquidity Risk Management portion of the Risk Management section in our 2015 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 15 Commitments and Guarantees in Part I, Item 1 of this Report.

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

38    The PNC Financial Services Group, Inc. – Form 10-Q

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

Sensitivity results and market interest rate benchmarks for the first quarters of 2016 and 2015 follow:

Table 37: Interest Sensitivity Analysis

	First Quarter 2016	First Quarter 2015
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	2.7%	2.1%
100 basis point decrease	(2.9)%	(1.2)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	6.7%	6.2%
100 basis point decrease	(7.8)%	(6.0)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(7.1)	(6.2)
Key Period-End Interest Rates
One-month LIBOR	.44%	.18%
Three-year swap	.95%	1.11%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 38 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 38: Net Interest Income Sensitivity to Alternative Rate Scenarios (First Quarter 2016)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	3.4%	1.1%	(2.0)%
Second year sensitivity	9.6%	2.3%	(6.4)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 37 and 38 above. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates. We also consider forward projections of purchase accounting accretion when forecasting net interest income.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Table 39: Alternate Interest Rate Scenarios: One Year Forward

The first quarter 2016 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

The PNC Financial Services Group, Inc. – Form 10-Q    39

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

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first three months of 2016 and 2015 were within our acceptable limits.

See the Market Risk Management – Customer-Related Trading Risk section of our 2015 Form 10-K for more information on the models and backtesting.

Customer-related trading revenue decreased to $39 million for the first quarter of 2016 compared with $49 million for the first quarter of 2015. The decrease was primarily due to reduced client-related trading results, lower derivative client sales revenues and market interest rate changes impacting credit valuations for customer-related derivatives.

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

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is an estimate of the potential value depreciation over a one year horizon commensurate with solvency expectations of an institution rated single-A by the credit rating agencies. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. See Note 7 Fair Value in the Notes To Consolidated Financial Statements in this Report and Note 7 Fair Value in our 2015 Form 10-K for additional information.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 40: Equity Investments Summary

In millions	March 31 2016	December 31 2015
BlackRock	$6,567	$6,626
Tax credit investments	2,061	2,254
Private equity	1,500	1,441
Visa	19	31
Other	244	235
Total	$10,391	$10,587

BlackRock

PNC owned approximately 35 million common stock equivalent shares of BlackRock equity at March 31, 2016, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are direct tax credit investments and equity investments held by consolidated partnerships which totaled $2.1 billion at March 31, 2016 and $2.3 billion at December 31, 2015. These equity investment balances include unfunded commitments totaling $655 million and $669 million at March 31, 2016 and December 31, 2015, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Form 10-K has further information on Tax Credit Investments.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.5 billion at March 31, 2016 and $1.4 billion at December 31, 2015. As of March 31, 2016, $1.2 billion was invested directly in a variety of companies and $.3 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See Item 1

40    The PNC Financial Services Group, Inc. – Form 10-Q

Business – Supervision and Regulation and Item 1A Risk Factors included in our 2015 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and sponsorship of private funds covered by the Volcker Rule.

Our unfunded commitments related to private equity totaled $133 million at March 31, 2016 compared with $126 million at December 31, 2015.

Visa

Our 2015 Form 10-K includes information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, the status of pending interchange litigation, the sales of portions of our Visa Class B common shares and the related swap agreements with the purchaser.

During the first three months of 2016, we sold .5 million Visa Class B common shares, in addition to the 18.5 million shares sold in previous years. We have entered into swap agreements with the purchasers of the shares as part of these sales. At March 31, 2016, our investment in Visa Class B common shares totaled approximately 4.4 million shares and had a carrying value of $19 million. Based on the March 31, 2016 closing price of $76.48 for the Visa Class A common shares, the fair value of our total investment was approximately $550 million at the current conversion rate. The Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock, which cannot happen until the final resolution of all of the specified litigation.

Other Investments

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses. Net gains related to these investments were not significant for the first three months of 2016 and 2015.

Our unfunded commitments related to other investments at March 31, 2016 and December 31, 2015 were not significant.

Financial Derivatives

Information on our financial derivatives is presented in Note 1 Accounting Policies and Note 7 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2015 Form 10-K and in Note 7 Fair Value and Note 10 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report, which is incorporated here by reference.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at March 31, 2016 and December  31, 2015.

Table 41: Financial Derivatives Summary

	March 31, 2016		December 31, 2015
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$51,508	$1,362	$52,074	$985
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	$88,207	$470	$73,891	$376
Total derivatives used for commercial mortgage banking activities	21,074	67	24,091	36
Total derivatives used for customer-related activities	202,157	185	192,621	151
Total derivatives used for other risk management activities	5,550	(389)	5,299	(409)
Total derivatives not designated as hedging instruments	$316,988	$333	$295,902	$154
Total Derivatives	$368,496	$1,695	$347,976	$1,139
(a)	Represents the net fair value of assets and liabilities.

The PNC Financial Services Group, Inc. – Form 10-Q    41

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2016, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) were effective as of March 31, 2016, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

42    The PNC Financial Services Group, Inc. – Form 10-Q

spread is often used as a measure of relative creditworthiness, with a reduction in the credit spread reflecting an improvement in the borrower’s perceived creditworthiness.

Credit valuation adjustment (CVA) – Represents an adjustment to the fair value of our derivatives for our own and counterparties’ non-performance risk.

Criticized commercial loans – Loans with potential or identified weaknesses based upon internal risk ratings that comply with the regulatory classification definitions of “Special Mention,” “Substandard” or “Doubtful.”

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

The PNC Financial Services Group, Inc. – Form 10-Q    43

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

44    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    45

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

46    The PNC Financial Services Group, Inc. – Form 10-Q

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

We provide greater detail regarding these as well as other factors in our 2015 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in those Reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    47

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended March 31
In millions, except per share data	2016	2015
Interest Income
Loans	$1,843	$1,802
Investment securities	462	406
Other	102	111
Total interest income	2,407	2,319
Interest Expense
Deposits	105	92
Borrowed funds	204	155
Total interest expense	309	247
Net interest income	2,098	2,072
Noninterest Income
Asset management	341	376
Consumer services	337	311
Corporate services	325	344
Residential mortgage	100	164
Service charges on deposits	158	153
Net gains on sales of securities	9	42
Other	297	269
Total noninterest income	1,567	1,659
Total revenue	3,665	3,731
Provision For Credit Losses	152	54
Noninterest Expense
Personnel	1,145	1,157
Occupancy	221	216
Equipment	234	222
Marketing	54	62
Other	627	692
Total noninterest expense	2,281	2,349
Income before income taxes and noncontrolling interests	1,232	1,328
Income taxes	289	324
Net income	943	1,004
Less: Net income (loss) attributable to noncontrolling interests	19	1
Preferred stock dividends and discount accretion and redemptions	65	70
Net income attributable to common shareholders	$859	$933
Earnings Per Common Share
Basic	$1.70	$1.79
Diluted	1.68	1.75
Average Common Shares Outstanding
Basic	501	521
Diluted	507	529

See accompanying Notes To Consolidated Financial Statements.

48    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2016	2015
Net income	$943	$1,004
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	504	74
Net unrealized gains (losses) on OTTI securities	(38)	3
Net unrealized gains (losses) on cash flow hedge derivatives	200	239
Pension and other postretirement benefit plan adjustments	12	60
Other	(27)	(27)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	651	349
Income tax benefit (expense) related to items of other comprehensive income	(249)	(149)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	402	200
Comprehensive income	1,345	1,204
Less: Comprehensive income (loss) attributable to noncontrolling interests	19	1
Comprehensive income attributable to PNC	$1,326	$1,203

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    49

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except par value	March 31 2016	December 31 2015

Assets
Cash and due from banks (a)	$3,861	$4,065
Federal funds sold and resale agreements (b)	1,123	1,369
Trading securities	1,884	1,726
Interest-earning deposits with banks (a)	29,478	30,546
Loans held for sale (b)	1,541	1,540
Investment securities	72,569	70,528
Loans (b)	207,485	206,696
Allowance for loan and lease losses	(2,711)	(2,727)
Net loans (a)	204,774	203,969
Goodwill	9,103	9,103
Mortgage servicing rights	1,323	1,589
Other intangible assets	353	379
Equity investments (a)	10,391	10,587
Other (a) (b)	24,585	23,092
Total assets	$360,985	$358,493
Liabilities
Deposits
Noninterest-bearing	$78,151	$79,435
Interest-bearing	172,208	169,567
Total deposits	250,359	249,002
Borrowed funds
Federal funds purchased and repurchase agreements	2,495	1,777
Federal Home Loan Bank borrowings	19,058	20,108
Bank notes and senior debt	21,594	21,298
Subordinated debt	8,707	8,556
Other (c) (d)	2,324	2,793
Total borrowed funds	54,178	54,532
Allowance for unfunded loan commitments and letters of credit	282	261
Accrued expenses (c)	4,850	4,975
Other (c)	4,988	3,743
Total liabilities	314,657	312,513
Equity
Preferred stock (e)
Common stock ($5 par value, authorized 800 shares, issued 542 and 542 shares)	2,708	2,708
Capital surplus – preferred stock	3,453	3,452
Capital surplus – common stock and other	12,586	12,745
Retained earnings	29,642	29,043
Accumulated other comprehensive income (loss)	532	130
Common stock held in treasury at cost: 43 and 38 shares	(3,791)	(3,368)
Total shareholders’ equity	45,130	44,710
Noncontrolling interests	1,198	1,270
Total equity	46,328	45,980
Total liabilities and equity	$360,985	$358,493
(a)	Our consolidated assets at March 31, 2016 included the following assets of certain variable interest entities (VIEs): Equity investments of $326 million and Other assets of $41 million. Our consolidated assets at December 31, 2015 included the following assets of certain VIEs: Cash and due from banks of $11 million, Interest-earning deposits with banks of $4 million, Net loans of $1.3 billion, Equity investments of $183 million, and Other assets of $402 million.
(b)	Our consolidated assets at March 31, 2016 included the following for which we have elected the fair value option: Federal funds sold and resale agreements of $138 million, Loans held for sale of $1.4 billion, Loans of $.9 billion, and Other assets of $375 million. Our consolidated assets at December 31, 2015 included the following for which we have elected the fair value option: Federal funds sold and resale agreements of $137 million, Loans held for sale of $1.5 billion, Loans of $.9 billion, and Other assets of $521 million.
(c)	Our consolidated liabilities at March 31, 2016 included liabilities of $9 million for certain VIEs. Our consolidated liabilities at December 31, 2015 included the following liabilities of certain VIEs: Other borrowed funds of $148 million, Accrued expenses of $44 million, and Other liabilities of $202 million.
(d)	Our consolidated liabilities at March 31, 2016 and December 31, 2015 included Other borrowed funds of $63 million and $93 million, respectively, for which we have elected the fair value option.
(e)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

50    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2016	2015
Operating Activities
Net income	$943	$1,004
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	152	54
Depreciation and amortization	270	252
Deferred income taxes	(49)	40
Net gains on sales of securities	(9)	(42)
Changes in fair value of mortgage servicing rights	341	143
Gain on sales of Visa Class B common shares	(44)
Undistributed earnings of BlackRock	(61)	(96)
Net change in
Trading securities and other short-term investments	(946)	(229)
Loans held for sale	51	(268)
Other assets	(1,310)	(1,449)
Accrued expenses and other liabilities	1,084	1,044
Other	(146)	(193)
Net cash provided (used) by operating activities	276	260
Investing Activities
Sales
Securities available for sale	782	1,787
Loans	371	389
Repayments/maturities
Securities available for sale	2,005	1,762
Securities held to maturity	523	486
Purchases
Securities available for sale	(3,441)	(6,170)
Securities held to maturity	(687)	(2,000)
Loans	(363)	(242)
Net change in
Federal funds sold and resale agreements	246	(41)
Interest-earning deposits with banks	1,067	581
Loans	(1,530)	(173)
Other	119	(265)
Net cash provided (used) by investing activities	(908)	(3,886)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    51

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

Unaudited In millions	Three months ended March 31
	2016	2015
Financing Activities
Net change in
Noninterest-bearing deposits	$(877)	$1,488
Interest-bearing deposits	2,641	2,804
Federal funds purchased and repurchase agreements	718	(1,308)
Commercial paper		(109)
Other borrowed funds	128	1,104
Sales/issuances
Federal Home Loan Bank borrowings		1,250
Bank notes and senior debt	997	1,743
Commercial paper		1,322
Other borrowed funds	80	549
Common and treasury stock	18	60
Repayments/maturities
Federal Home Loan Bank borrowings	(1,050)	(31)
Bank notes and senior debt	(997)	(1,397)
Subordinated debt	18	14
Commercial paper	(13)	(1,809)
Other borrowed funds	(360)	(1,481)
Acquisition of treasury stock	(551)	(463)
Preferred stock cash dividends paid	(64)	(68)
Common stock cash dividends paid	(260)	(251)
Net cash provided (used) by financing activities	428	3,417
Net Increase (Decrease) In Cash And Due From Banks	(204)	(209)
Cash and due from banks at beginning of period	4,065	4,360
Cash and due from banks at end of period	$3,861	$4,151
Supplemental Disclosures
Interest paid	$345	$251
Income taxes paid	19	28
Income taxes refunded	33	1
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	191	(7)
Transfer from loans to foreclosed assets	81	103

See accompanying Notes To Consolidated Financial Statements.

52    The PNC Financial Services Group, Inc. – Form 10-Q

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

NOTE 1 ACCOUNTING POLICIES

Basis of Financial Statement Presentation

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly-owned, certain partnership interests, and variable interest entities.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2016 presentation, which did not have a material impact on our consolidated financial condition or results of operations. Additionally, we evaluate the materiality of identified errors in the financial statements using both an income statement and a balance sheet approach, based on relevant quantitative and qualitative factors. The consolidated financial statements include certain adjustments to correct immaterial errors related to previously reported periods.

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2015 Annual Report on Form 10-K. Reference is made to Note 1 Accounting Policies in the 2015 Form 10-K for a detailed description of significant accounting policies. Included herein are policies that are required to be disclosed on an interim basis as well as policies where there has been a significant change within the first three months of 2016. These interim consolidated financial statements serve to update the 2015 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

The PNC Financial Services Group, Inc. – Form 10-Q    53

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

–    The loan is rated substandard or worse due to the determination that full collection of principal and interest is not probable as demonstrated by the following conditions:

¡     The collection of principal or interest is 90 days or more past due;

¡     Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, according to the terms of the credit arrangement, regardless of whether 90 days have passed or not;

¡     The borrower has filed or will likely file for bankruptcy;

¡     The bank advances additional funds to cover principal or interest;

¡     We are in the process of liquidating a commercial borrower; or

¡     We are pursuing remedies under a guarantee.

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

54    The PNC Financial Services Group, Inc. – Form 10-Q

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

See Note 3 Asset Quality and Note 5 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in this Report, as well as Note 3 Asset Quality in Item 8 of our 2015 Form 10-K, for additional TDR information.

The PNC Financial Services Group, Inc. – Form 10-Q    55

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

56    The PNC Financial Services Group, Inc. – Form 10-Q

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

Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. See Note 11 Earnings Per Share for additional information.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for several aspects of share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes which impacted PNC included a requirement that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized within income tax expense line instead of Capital surplus – common stock and other. This change also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted earnings per share. PNC is required to apply these changes on a prospective basis. Additionally, the ASU no longer requires a presentation of excess tax benefits and deficiencies related to the vesting and exercise of share-based compensation as both an operating outflow and financing inflow on the statement of cash flows. This change was applied on a retrospective basis.

The PNC Financial Services Group, Inc. – Form 10-Q    57

We elected to early adopt this standard as of January 1, 2016. Adoption of this ASU did not have a material impact on our results of operations or financial position.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. All legal entities are subject to evaluation under this ASU, including investment companies and certain other entities measured in a manner consistent with ASC 946 Financial Services – Investment Companies which were previously excluded. The ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities (VOEs); eliminates the presumption that a general partner should consolidate a limited partnership; potentially changes the consolidation conclusions of reporting entities that are involved with VIEs, in particular those that have fee arrangements and related party arrangements; and provides a scope exception for reporting entities with interests held in certain money market funds. We adopted this standard as of January 1, 2016 under a modified retrospective approach. The impact of adoption resulted in a decrease of $.4 billion in consolidated total assets at January 1, 2016. In addition the adoption impacted the classification of certain limited partnerships and legal entities as either VIEs or VOEs. See Note 2 Loan Sale and Servicing Activities and Variable Interest Entities for further disclosure on adoption of the standard.

NOTE 2 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2015 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where PNC retains the servicing, we recognize a servicing right at fair value. See Note 8 Goodwill and Intangible Assets for information on our servicing rights, including the carrying value of servicing assets.

The following table provides cash flows associated with PNC’s loan sale and servicing activities:

Table 42: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended March 31, 2016
Sales of loans (c)	$1,438	$650
Repurchases of previously transferred loans (d)	160
Servicing fees (e)	93	30	$3
Servicing advances recovered/(funded), net	28	31	24
Cash flows on mortgage-backed securities held (f)	352	105
CASH FLOWS – Three months ended March 31, 2015
Sales of loans (c)	$1,940	$1,020
Repurchases of previously transferred loans (d)	169		$2
Servicing fees (e)	83	32	4
Servicing advances recovered/(funded), net	(9)	7	24
Cash flows on mortgage-backed securities held (f)	240	60
(a)	Represents cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged.
(c)	Gains/losses recognized on sales of loans were insignificant for the periods presented.
(d)	Includes residential mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our Removal of Account Provision (ROAP) option, and loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers. Includes home equity lines of credit repurchased at the end of their draw periods due to contractual requirements.
(e)	Includes contractually specified servicing fees, late charges and ancillary fees.
(f)	Represents cash flows on securities we hold issued by a securitization SPE in which PNC transferred to and/or services loans. The carrying values of such securities held were $6.6 billion in residential mortgage-backed securities and $1.2 billion in commercial mortgage-backed securities at March 31, 2016 and $5.2 billion in residential mortgage-backed securities and $1.1 billion in commercial mortgage-backed securities at March 31, 2015. Additionally, at December 31, 2015, the carrying values of such securities held were $6.6 billion in residential mortgage-backed securities and $1.3 billion in commercial mortgage-backed securities.

58    The PNC Financial Services Group, Inc. – Form 10-Q

The table below presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. For more information regarding our recourse and repurchase obligations, including our reserve of estimated losses, see the Recourse and Repurchase Obligations section of Note 15 Commitments and Guarantees.

Table 43: Principal Balance, Delinquent Loans, and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
March 31, 2016
Total principal balance	$71,275	$51,369	$2,683
Delinquent loans (c)	1,693	1,051	896
December 31, 2015
Total principal balance	$72,898	$53,789	$2,806
Delinquent loans (c)	1,923	1,057	904
Three months ended March 31, 2016
Net charge-offs (d)	$26	$912	$7
Three months ended March 31, 2015
Net charge-offs (d)	$32	$107	$7
(a)	Represents information at the securitization level in which PNC has sold loans and is the servicer for the securitization.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged.
(c)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(d)	Net charge-offs for Residential mortgages and Home equity loans/lines represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for commercial mortgage backed securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

Variable Interest Entities (VIEs)

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2015 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of March 31, 2016 and December 31, 2015, respectively. Amounts presented for March 31, 2016 are based on the assessments performed in accordance with ASC 810 as amended by ASU 2015-02. Specifically, the ASU modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or VOEs. We have not provided additional financial support to these entities which we are not contractually required to provide.

Table 44: Consolidated VIEs – Carrying Value (a)

March 31, 2016 (b) In millions	Total
Assets
Equity investments	$326
Other assets	41
Total assets	$367
Total liabilities	$9
Noncontrolling interests	$156

December 31, 2015 In millions	Total
Assets
Cash and due from banks	$11
Interest-earning deposits with banks	4
Loans	1,341
Allowance for loan and lease losses	(48)
Equity investments	183
Other assets	402
Total assets	$1,893
Liabilities
Other borrowed funds	$148
Accrued expenses	44
Other liabilities	202
Total liabilities	$394
Noncontrolling interests	$99
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts for March 31, 2016 reflect the first quarter 2016 adoption of ASU 2015-02.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between PNC and the VIE. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 45 where we have determined that our continuing involvement is not significant.

In addition, where PNC only has lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 45. These loans are included as part of the asset quality disclosures that we make in Note 3 Asset Quality.

The PNC Financial Services Group, Inc. – Form 10-Q    59

Table 45: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
March 31, 2016 (b)
Commercial Mortgage-Backed Securitizations (c)	$1,420	$1,420	(d)
Residential Mortgage-Backed Securitizations (c)	6,579	6,579	(d)	$2	(f)
Tax Credit Investments and Other	3,004	2,918	(e)	743	(g)
Total	$11,003	$10,917		$745
December 31, 2015
Commercial Mortgage-Backed Securitizations (c)	$1,498	$1,498	(d)	$1	(f)
Residential Mortgage-Backed Securitizations (c)	6,680	6,680	(d)	1	(f)
Tax Credit Investments and Other	2,551	2,622	(e)	836	(g)
Total	$10,729	$10,800		$838
(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable).
(b)	Amounts for March 31, 2016 reflect the first quarter 2016 adoption of ASU 2015-02.
(c)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Values disclosed in the PNC Risk of Loss column represent our maximum exposure to loss for those securities’ holdings.
(d)	Included in Trading securities, Investment securities, Other intangible assets and Other assets on our Consolidated Balance Sheet.
(e)	Included in Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(f)	Included in Other liabilities on our Consolidated Balance Sheet.
(g)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

Our involvement with VIEs is discussed further in detail in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2015 Form 10-K.

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

60    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables display the delinquency status of our loans and our nonperforming assets at March 31, 2016 and December 31, 2015, respectively.

Table 46: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d) (e)
March 31, 2016
Commercial Lending
Commercial	$98,593	$85	$18	$39	$142	$552		$29	$99,316
Commercial real estate	27,943	6	1		7	160		120	28,230
Equipment lease financing	7,543	21			21	20			7,584
Total commercial lending	134,079	112	19	39	170	732		149	135,130
Consumer Lending
Home equity	29,079	57	27		84	957		1,338	31,458
Residential real estate (f)	11,322	139	61	506	706	536	$215	1,893	14,672
Credit card	4,668	25	17	32	74	4			4,746
Other consumer (g)	20,964	173	85	205	463	52			21,479
Total consumer lending	66,033	394	190	743	1,327	1,549	215	3,231	72,355
Total	$200,112	$506	$209	$782	$1,497	$2,281	$215	$3,380	$207,485
Percentage of total loans	96.45%	.24%	.10%	.38%	.72%	1.10%	.10%	1.63%	100.00%
December 31, 2015
Commercial Lending
Commercial	$98,075	$69	$32	$45	$146	$351		$36	$98,608
Commercial real estate	27,134	10	4		14	187		133	27,468
Equipment lease financing	7,440	19	2		21	7			7,468
Total commercial lending	132,649	98	38	45	181	545		169	133,544
Consumer Lending
Home equity	29,656	63	30		93	977		1,407	32,133
Residential real estate (f)	10,918	142	65	566	773	549	$225	1,946	14,411
Credit card	4,779	28	19	33	80	3			4,862
Other consumer (g)	21,181	180	96	237	513	52			21,746
Total consumer lending	66,534	413	210	836	1,459	1,581	225	3,353	73,152
Total	$199,183	$511	$248	$881	$1,640	$2,126	$225	$3,522	$206,696
Percentage of total loans	96.36%	.25%	.12%	.43%	.80%	1.03%	.11%	1.70%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.4 billion at both March 31, 2016 and December 31, 2015.
(e)	Future accretable yield related to purchased impaired loans is not included in the analysis of loan portfolio.
(f)	Past due loan amounts at March 31, 2016 include government insured or guaranteed Residential real estate mortgages totaling $62 million for 30 to 59 days past due, $44 million for 60 to 89 days past due and $483 million for 90 days or more past due. Past due loan amounts at December 31, 2015 include government insured or guaranteed Residential real estate mortgages totaling $56 million for 30 to 59 days past due, $45 million for 60 to 89 days past due and $545 million for 90 days or more past due.
(g)	Past due loan amounts at March 31, 2016 include government insured or guaranteed Other consumer loans totaling $116 million for 30 to 59 days past due, $64 million for 60 to 89 days past due and $193 million for 90 days or more past due. Past due loan amounts at December 31, 2015 include government insured or guaranteed Other consumer loans totaling $116 million for 30 to 59 days past due, $75 million for 60 to 89 days past due and $220 million for 90 days or more past due.

The PNC Financial Services Group, Inc. – Form 10-Q    61

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

At March 31, 2016, we pledged $21.3 billion of commercial loans to the Federal Reserve Bank (FRB) and $56.9 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2015 were $20.2 billion and $56.4 billion, respectively.

Table 47: Nonperforming Assets

Dollars in millions	March 31 2016	December 31 2015
Nonperforming loans
Total commercial lending	$732	$545
Total consumer lending (a)	1,549	1,581
Total nonperforming loans (b)(c)	2,281	2,126
OREO and foreclosed assets
Other real estate owned (OREO)	259	279
Foreclosed and other assets	12	20
Total OREO and foreclosed assets	271	299
Total nonperforming assets	$2,552	$2,425
Nonperforming loans to total loans	1.10%	1.03%
Nonperforming assets to total loans, OREO and foreclosed assets	1.23	1.17
Nonperforming assets to total assets	.71	.68
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.5 billion and $.6 billion at March 31, 2016 and December 31, 2015, both included $.3 billion of loans that are government insured/guaranteed.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section within this Note.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.2 billion at March 31, 2016 and $1.1 billion at December 31, 2015. TDRs that are performing, including consumer credit card TDR loans, totaled $1.2 billion at both March 31, 2016 and December 31, 2015, and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

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

62    The PNC Financial Services Group, Inc. – Form 10-Q

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

See Note 4 Purchased Loans for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q    63

Table 48: Commercial Lending Asset Quality Indicators (a)(b)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
March 31, 2016
Commercial	$93,617	$1,837	$3,680	$153	$99,287
Commercial real estate	27,571	91	441	7	28,110
Equipment lease financing	7,245	100	231	8	7,584
Purchased impaired loans	23	2	100	24	149
Total commercial lending	$128,456	$2,030	$4,452	$192	$135,130
December 31, 2015
Commercial	$93,364	$2,029	$3,089	$90	$98,572
Commercial real estate	26,729	120	481	5	27,335
Equipment lease financing	7,230	87	150	1	7,468
Purchased impaired loans		6	157	6	169
Total commercial lending	$127,323	$2,242	$3,877	$102	$133,544
(a)	Based upon PDs and LGDs. We apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in the above table.
(b)	Loans are included above based on the Regulatory Classification definitions of “Pass”, “Special Mention”, “Substandard” and “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.

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

64    The PNC Financial Services Group, Inc. – Form 10-Q

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

See Note 4 Purchased Loans for additional information.

Table 49: Home Equity and Residential Real Estate Balances

In millions	March 31 2016	December 31 2015
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$42,007	$42,268
Home equity and residential real estate loans – purchased impaired loans (b)	3,537	3,684
Government insured or guaranteed residential real estate mortgages (a)	892	923
Difference between outstanding balance and recorded investment in purchased impaired loans	(306)	(331)
Total home equity and residential real estate loans (a)	$46,130	$46,544
(a)	Represents recorded investment.
(b)	Represents outstanding balance.

Table 50: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
March 31, 2016 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$238	$917	$275	$1,430
Less than or equal to 660 (d) (e)	41	173	62	276
Missing FICO	1	6	3	10
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	626	1,668	554	2,848
Less than or equal to 660 (d) (e)	87	286	98	471
Missing FICO	3	4	6	13
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	682	1,449	596	2,727
Less than or equal to 660	94	217	81	392
Missing FICO	1	3	9	13
Less than 90% and updated FICO scores:
Greater than 660	13,762	7,638	9,515	30,915
Less than or equal to 660	1,288	888	584	2,760
Missing FICO	33	16	103	152
Total home equity and residential real estate loans	$16,856	$13,265	$11,886	$42,007

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    65

(continued from previous page)

	Home Equity		Residential Real Estate
December 31, 2015 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$283	$960	$284	$1,527
Less than or equal to 660 (d) (e)	40	189	68	297
Missing FICO	1	8	5	14
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	646	1,733	564	2,943
Less than or equal to 660 (d) (e)	92	302	102	496
Missing FICO	3	4	8	15
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	698	1,492	615	2,805
Less than or equal to 660	88	226	94	408
Missing FICO	1	3	10	14
Less than 90% and updated FICO scores:
Greater than 660	13,895	7,808	9,117	30,820
Less than or equal to 660	1,282	923	570	2,775
Missing FICO	31	18	105	154
Total home equity and residential real estate loans	$17,060	$13,666	$11,542	$42,268
(a)	Excludes purchased impaired loans of approximately $3.2 billion and $3.4 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $.9 billion and $.9 billion, and loans held for sale at March 31, 2016 and December 31, 2015, respectively. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
(c)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. We generally utilize origination lien balances provided by a third-party, where applicable, which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon lien balances held by others, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states had the highest percentage of higher risk loans at March 31, 2016: New Jersey 15%, Pennsylvania 13%, Illinois 12%, Ohio 11%, Florida 7%, Maryland 6% and Michigan 5%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 31% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2015: New Jersey 14%, Pennsylvania 12%, Illinois 11%, Ohio 11%, Florida 7%, Maryland 7% and Michigan 5%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 33% of the higher risk loans.

66    The PNC Financial Services Group, Inc. – Form 10-Q

Table 51: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
March 31, 2016 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$6	$157	$179	$342
Less than or equal to 660	5	71	73	149
Missing FICO		6	4	10
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	9	311	167	487
Less than or equal to 660	10	132	115	257
Missing FICO		8	7	15
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	9	161	120	290
Less than or equal to 660	6	72	70	148
Missing FICO		4	3	7
Less than 90% and updated FICO scores:
Greater than 660	115	335	617	1,067
Less than or equal to 660	87	176	443	706
Missing FICO	1	12	30	43
Missing LTV and updated FICO scores:
Greater than 660	1		11	12
Less than or equal to 660			4	4
Total home equity and residential real estate loans	$249	$1,445	$1,843	$3,537

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    67

(continued from previous page)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
December 31, 2015 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$6	$164	$147	$317
Less than or equal to 660	6	79	76	161
Missing FICO		7	5	12
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	12	331	186	529
Less than or equal to 660	9	145	118	272
Missing FICO		8	7	15
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	10	167	133	310
Less than or equal to 660	6	75	68	149
Missing FICO		4	3	7
Less than 90% and updated FICO scores:
Greater than 660	106	345	665	1,116
Less than or equal to 660	91	182	455	728
Missing FICO	1	13	31	45
Missing LTV and updated FICO scores:
Greater than 660	1		14	15
Less than or equal to 660	1		6	7
Missing FICO			1	1
Total home equity and residential real estate loans	$249	$1,520	$1,915	$3,684
(a)	Amounts shown represent outstanding balance. See Note 4 Purchased Loans for additional information.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states had the highest percentage of purchased impaired loans at March 31, 2016: California 16%, Florida 14%, Illinois 11%, Ohio 9%, North Carolina 7%, and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 38% of the purchased impaired portfolio. The following states had the highest percentage of purchased impaired loans at December 31, 2015: California 16%, Florida 14%, Illinois 11%, Ohio 9%, North Carolina 7% and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 38% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. We generally utilize origination lien balances provided by a third-party, where applicable, which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon lien balances held by others, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

68    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 52: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
March 31, 2016
FICO score greater than 719	$2,845	60%	$9,424	65%
650 to 719	1,333	28	3,584	25
620 to 649	199	4	537	4
Less than 620	219	5	625	4
No FICO score available or required (c)	150	3	388	2
Total loans using FICO credit metric	4,746	100%	14,558	100%
Consumer loans using other internal credit metrics (b)			6,921
Total loan balance	$4,746		$21,479
Weighted-average updated FICO score (d)		734		744
December 31, 2015
FICO score greater than 719	$2,936	60%	$9,371	65%
650 to 719	1,346	28	3,534	24
620 to 649	202	4	523	4
Less than 620	227	5	604	4
No FICO score available or required (c)	151	3	501	3
Total loans using FICO credit metric	4,862	100%	14,533	100%
Consumer loans using other internal credit metrics (b)			7,213
Total loan balance	$4,862		$21,746
Weighted-average updated FICO score (d)		734		744
(a)	At March 31, 2016, we had $33 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the March 31, 2016 balance related to higher risk credit card loans was geographically distributed throughout the following areas: Ohio 16%, Pennsylvania 16%, New Jersey 8%, Michigan 7%, Florida 7%, Illinois 6%, Indiana 5%, Maryland 5%, North Carolina 4%, and Kentucky 4%. All other states had less than 3% individually and make up the remainder of the balance. At December 31, 2015, we had $34 million of credit card loans that are higher risk. The majority of the December 31, 2015 balance related to higher risk credit card loans was geographically distributed throughout the following areas: Ohio 17%, Pennsylvania 15%, Michigan 8%, New Jersey 8%, Florida 7%, Illinois 6%, Indiana 6%, Maryland 4% and North Carolina 4%. All other states had less than 4% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

The PNC Financial Services Group, Inc. – Form 10-Q    69

Troubled Debt Restructurings (TDRs)

Table 53: Summary of Troubled Debt Restructurings

In millions	March 31 2016	December 31 2015
Total commercial lending	$500	$434
Total consumer lending	1,891	1,917
Total TDRs	$2,391	$2,351
Nonperforming	$1,172	$1,119
Accruing (a)	1,219	1,232
Total TDRs	$2,391	$2,351
(a)	Accruing loans include consumer credit card loans and loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

We held specific reserves in the ALLL of $.3 billion at both March 31, 2016 and December 31, 2015, respectively, for the total TDR portfolio.

Table 54 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ recorded investment as a result of becoming a TDR during the three months ended March 31, 2016 and March 31, 2015, respectively. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2015 Form 10-K for additional discussion of TDR concessions.

Table 54: Financial Impact and TDRs by Concession Type (a)

During the three months ended March 31, 2016 Dollars in millions	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
			Principal Forgiveness (d)	Rate Reduction (e)	Other (f)	Total
Total commercial lending	42	$168		$10	$142	$152
Total consumer lending	2,965	68		44	20	64
Total TDRs	3,007	$236		$54	$162	$216

During the three months ended March 31, 2015 Dollars in millions
Total commercial lending	38	$63	$1	$2	$50	$53
Total consumer lending	2,738	71		42	25	67
Total TDRs	2,776	$134	$1	$44	$75	$120
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
(d)	Includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place.
(e)	Includes reduced interest rate and interest deferral. The TDRs within this category result in reductions to future interest income.
(f)	Primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2016 and January 1, 2015, respectively, and (ii) subsequently defaulted during the three months ended March 31, 2016 and March 31, 2015 totaled $27 million and $23 million, respectively.

See Note 3 Asset Quality in our 2015 Form 10-K for additional discussion on TDRs.

70    The PNC Financial Services Group, Inc. – Form 10-Q

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. See Note 4 Purchased Loans for additional information. Nonperforming equipment lease financing loans of $20 million and $7 million at March 31, 2016 and December 31, 2015, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the three months ended March 31, 2016 and March 31, 2015. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 55: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance (a)	Average Recorded Investment (b)
March 31, 2016
Impaired loans with an associated allowance
Commercial	$468	$359	$134	$348
Commercial real estate	218	105	30	117
Home equity	1,036	929	205	920
Residential real estate	274	264	32	264
Credit card	107	106	23	107
Other consumer	31	24	1	25
Total impaired loans with an associated allowance	$2,134	$1,787	$425	$1,781
Impaired loans without an associated allowance
Commercial	$416	$316		$217
Commercial real estate	210	156		157
Home equity	409	179		192
Residential real estate	495	381		389
Other consumer	24	8		8
Total impaired loans without an associated allowance	$1,554	$1,040		$963
Total impaired loans	$3,688	$2,827	$425	$2,744
December 31, 2015
Impaired loans with an associated allowance
Commercial	$442	$337	$84	$306
Commercial real estate	254	130	35	197
Home equity	978	909	216	965
Residential real estate	272	264	35	359
Credit card	108	108	24	118
Other consumer	31	26	1	32
Total impaired loans with an associated allowance	$2,085	$1,774	$395	$1,977
Impaired loans without an associated allowance
Commercial	$201	$118		$87
Commercial real estate	206	158		168
Home equity	464	206		158
Residential real estate	512	396		346
Other consumer	24	8		8
Total impaired loans without an associated allowance	$1,407	$886		$767
Total impaired loans	$3,492	$2,660	$395	$2,744
(a)	Associated allowance amounts include $.3 billion for TDRs at both March 31, 2016 and December 31, 2015.
(b)	Average recorded investment is for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    71

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

Upon final disposition of a loan within a pool and for loans that have nominal collateral value/expected cash flows, the loan’s recorded investment is written-off and the associated ALLL is derecognized, thus removing it from the carrying value of the pool. Gains and losses on such loans are recognized as either an adjustment to the pool’s associated ALLL, or yield, as appropriate. For more information regarding our derecognition policy, see Note 1 Accounting Policies in our 2015 Form 10-K.

The following table provides balances of purchased impaired loans at March 31, 2016 and December 31, 2015:

Table 56: Purchased Impaired Loans – Balances

	March 31, 2016			December 31, 2015
In millions	Outstanding Balance (a)	Recorded Investment	Carrying Value	Outstanding Balance (a)	Recorded Investment	Carrying Value
Commercial lending
Commercial	$78	$29	$18	$94	$36	$24
Commercial real estate	128	120	81	155	133	96
Total commercial lending	206	149	99	249	169	120
Consumer lending
Consumer	1,694	1,338	1,313	1,769	1,407	1,392
Residential real estate	1,843	1,893	1,656	1,915	1,946	1,700
Total consumer lending	3,537	3,231	2,969	3,684	3,353	3,092
Total	$3,743	$3,380	$3,068	$3,933	$3,522	$3,212
(a)	Outstanding balance represents the balance on the loan servicing system. Recorded investment may be greater than the outstanding balance due to expected recoveries of collateral.

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

At March 31, 2016 and December 31, 2015, the ALLL on total purchased impaired loans was $.3 billion. For purchased impaired loan pools where an allowance has been recognized, subsequent increases in the net present value of cash flows will result in a provision recapture of any previously recorded ALLL to the extent applicable, and/or a reclassification from non-accretable difference to accretable yield, which will be recognized prospectively. Individual loan transactions where final dispositions have occurred (as noted above) result in removal of the loans from their applicable pools for cash flow estimation purposes. The cash flow re-estimation process is completed quarterly to evaluate the appropriateness of the ALLL associated with the purchased impaired loans.

72    The PNC Financial Services Group, Inc. – Form 10-Q

Activity for the accretable yield during the first three months of 2016 and 2015 follows:

Table 57: Purchased Impaired Loans – Accretable Yield

In millions	2016	2015
January 1	$1,250	$1,558
Accretion (including excess cash recoveries)	(107)	(132)
Net reclassifications to accretable from non-accretable	17	64
Disposals	(4)	(6)
March 31	$1,156	$1,484

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

The PNC Financial Services Group, Inc. – Form 10-Q    73

Table 58: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
March 31, 2016
Allowance for Loan and Lease Losses
January 1	$1,605	$1,122	$2,727
Charge-offs	(89)	(147)	(236)
Recoveries	46	41	87
Net (charge-offs) / recoveries	(43)	(106)	(149)
Provision for credit losses	84	68	152
Net change in allowance for unfunded loan commitments and letters of credit	(19)	(2)	(21)
Net recoveries of purchased impaired loans		1	1
Other	1		1
March 31	$1,628	$1,083	$2,711
TDRs individually evaluated for impairment	$49	$261	$310
Other loans individually evaluated for impairment	115		115
Loans collectively evaluated for impairment	1,414	560	1,974
Purchased impaired loans	50	262	312
March 31	$1,628	$1,083	$2,711
Loan Portfolio
TDRs individually evaluated for impairment (a)	$500	$1,891	$2,391
Other loans individually evaluated for impairment	436		436
Loans collectively evaluated for impairment (b)	134,045	66,338	200,383
Fair value option loans (c)		895	895
Purchased impaired loans	149	3,231	3,380
March 31	$135,130	$72,355	$207,485
Portfolio segment ALLL as a percentage of total ALLL	60%	40%	100%
Ratio of the allowance for loan and lease losses to total loans (d)	1.20%	1.50%	1.31%
March 31, 2015
Allowance for Loan and Lease Losses
January 1	$1,571	$1,760	$3,331
Charge-offs	(46)	(143)	(189)
Recoveries	45	41	86
Net charge-offs	(1)	(102)	(103)
Provision for credit losses	(2)	56	54
Net change in allowance for unfunded loan commitments and letters of credit	25		25
Other	(1)		(1)
March 31	$1,592	$1,714	$3,306
TDRs individually evaluated for impairment	$47	$295	$342
Other loans individually evaluated for impairment	70		70
Loans collectively evaluated for impairment	1,395	638	2,033
Purchased impaired loans	80	781	861
March 31	$1,592	$1,714	$3,306
Loan Portfolio
TDRs individually evaluated for impairment (a)	$510	$2,020	$2,530
Other loans individually evaluated for impairment	278		278
Loans collectively evaluated for impairment (b)	128,611	67,627	196,238
Fair value option loans (c)		1,001	1,001
Purchased impaired loans	276	4,399	4,675
March 31	$129,675	$75,047	$204,722
Portfolio segment ALLL as a percentage of total ALLL	48%	52%	100%
Ratio of the allowance for loan and lease losses to total loans	1.23%	2.28%	1.61%

74    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	TDRs individually evaluated for impairment exclude TDRs that were subsequently accounted for as held for sale loans, but continue to be disclosed as TDRs.
(b)	Includes $143 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell at March 31, 2016 Accordingly, there is no allowance recorded for these loans. The comparative amount as of March 31, 2015 was $183 million.
(c)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.
(d)	See Note 1 Accounting Policies in our 2015 Form 10-K for information on our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses incurred on these unfunded credit facilities as of the balance sheet date as discussed in Note 1 Accounting Policies. A rollforward of the allowance is presented below.

Table 59: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2016	2015
January 1	$261	$259
Net change in allowance for unfunded loan commitments and letters of credit	21	(25)
March 31	$282	$234

NOTE 6 INVESTMENT SECURITIES

Table 60: Investment Securities Summary

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
March 31, 2016
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$10,237	$263	$(28)	$10,472
Residential mortgage-backed
Agency	25,241	466	(22)	25,685
Non-agency	3,836	216	(101)	3,951
Commercial mortgage-backed
Agency	1,851	22	(3)	1,870
Non-agency	4,727	51	(35)	4,743
Asset-backed	5,634	45	(54)	5,625
State and municipal	1,954	91	(3)	2,042
Other debt	2,562	57	(5)	2,614
Total debt securities	56,042	1,211	(251)	57,002
Corporate stocks and other	413			413
Total securities available for sale	$56,455	$1,211	$(251)	$57,415
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$260	$57		$317
Residential mortgage-backed
Agency	10,109	194	$(7)	10,296
Non-agency	227	11		238
Commercial mortgage-backed
Agency	1,121	48		1,169
Non-agency	683	18		701
Asset-backed	711		(11)	700
State and municipal	1,943	145		2,088
Other debt	100		(1)	99
Total securities held to maturity	$15,154	$473	$(19)	$15,608

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    75

(continued from previous page)

	Amortized Cost	Unrealized		Fair Value
In millions		Gains	Losses
December 31, 2015
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$9,764	$152	$(42)	$9,874
Residential mortgage-backed
Agency	24,698	250	(128)	24,820
Non-agency	3,992	247	(88)	4,151
Commercial mortgage-backed
Agency	1,917	11	(10)	1,918
Non-agency	4,902	30	(29)	4,903
Asset-backed	5,417	54	(48)	5,423
State and municipal	1,982	79	(5)	2,056
Other debt	2,007	31	(12)	2,026
Total debt securities	54,679	854	(362)	55,171
Corporate stocks and other	590		(1)	589
Total securities available for sale	$55,269	$854	$(363)	$55,760
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$258	$40		$298
Residential mortgage-backed
Agency	9,552	101	$(65)	9,588
Non-agency	233	8		241
Commercial mortgage-backed
Agency	1,128	40		1,168
Non-agency	722	6	(1)	727
Asset-backed	717		(10)	707
State and municipal	1,954	116		2,070
Other debt	204		(1)	203
Total securities held to maturity	$14,768	$311	$(77)	$15,002
(a)	Held to maturity securities transferred from available for sale are recorded in held to maturity at fair value at the time of transfer. The amortized cost of held to maturity securities included net unrealized gains of $90 million and $97 million at March 31, 2016 and December 31, 2015, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At March 31, 2016, Accumulated other comprehensive income included pretax gains of $100 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 61 presents gross unrealized losses on securities available for sale at March 31, 2016 and December 31, 2015. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in Accumulated other comprehensive income (loss). The decrease in total unrealized losses at March 31, 2016 when compared to December 31, 2015 was due to a decline in market interest rates.

76    The PNC Financial Services Group, Inc. – Form 10-Q

Table 61: Gross Unrealized Loss and Fair Value of Securities Available for Sale

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2016
Debt securities
U.S. Treasury and government agencies	$(21)	$3,195	$(7)	$637	$(28)	$3,832
Residential mortgage-backed
Agency	(6)	1,451	(16)	1,153	(22)	2,604
Non-agency	(8)	392	(93)	1,516	(101)	1,908
Commercial mortgage-backed
Agency	(a )	71	(3)	241	(3)	312
Non-agency	(20)	1,839	(15)	693	(35)	2,532
Asset-backed	(36)	3,341	(18)	477	(54)	3,818
State and municipal	(2)	219	(1)	64	(3)	283
Other debt	(3)	160	(2)	144	(5)	304
Total debt securities	(96)	10,668	(155)	4,925	(251)	15,593
Corporate stocks and other			(a )	15	(a )	15
Total	$(96)	$10,668	$(155)	$4,940	$(251)	$15,608
December 31, 2015
Debt securities
U.S. Treasury and government agencies	$(40)	$5,885	$(2)	$120	$(42)	$6,005
Residential mortgage-backed
Agency	(103)	11,799	(25)	1,094	(128)	12,893
Non-agency	(3)	368	(85)	1,527	(88)	1,895
Commercial mortgage-backed
Agency	(7)	745	(3)	120	(10)	865
Non-agency	(22)	2,310	(7)	807	(29)	3,117
Asset-backed	(30)	3,477	(18)	494	(48)	3,971
State and municipal	(3)	326	(2)	60	(5)	386
Other debt	(8)	759	(4)	188	(12)	947
Total debt securities	(216)	25,669	(146)	4,410	(362)	30,079
Corporate stocks and other	(a )	46	(1)	15	(1)	61
Total	$(216)	$25,715	$(147)	$4,425	$(363)	$30,140
(a)	The unrealized loss on these securities was less than $.5 million.

The gross unrealized loss on debt securities held to maturity was $19 million at March 31, 2016, with $6 million of the loss related to securities with a fair value of $.6 billion that had been in a continuous loss position less than 12 months and $13 million of the loss related to securities with a fair value of $1.7 billion that had been in a continuous loss position for more than 12 months. The gross unrealized loss on debt securities held to maturity was $82 million at December 31, 2015, with $59 million of the loss related to securities with a fair value of $5.5 billion that had been in a continuous loss position less than 12 months and $23 million of the loss related to securities with a fair value of $953 million that had been in a continuous loss position for more than 12 months. For securities transferred to held to maturity from available for sale, the unrealized loss for purposes of this analysis is determined by comparing the security’s original amortized cost to its current estimated fair value.

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding Table 61, as of March 31, 2016 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

As more fully described in Note 6 Investment Securities in our 2015 Form 10-K, at least quarterly, we conduct a comprehensive security-level assessment on all securities. For those securities in an unrealized loss position we determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. An OTTI loss must be recognized for a debt security in an unrealized loss position if we intend to sell the security or it is more likely than not we will be required to sell the security

The PNC Financial Services Group, Inc. – Form 10-Q    77

prior to recovery of its amortized cost basis. Even if we do not expect to sell the security, we must evaluate the expected cash flows to be received to determine if we believe a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive income (loss). See Note 6 Investment Securities in our 2015 Form 10-K for additional details on this quarterly assessment.

For those securities on our balance sheet where we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion at March 31, 2016. During 2016 and 2015, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities were not significant.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 62: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
Three months ended March 31
2016	$788	$9	$–	$9	$3
2015	$1,804	$43	$(1)	$42	$15

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2016.

Table 63: Contractual Maturity of Debt Securities

March 31, 2016 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$953	$4,466	$3,756	$1,062	$10,237
Residential mortgage-backed
Agency		128	919	24,194	25,241
Non-agency		3		3,833	3,836
Commercial mortgage-backed
Agency	21	124	252	1,454	1,851
Non-agency	50	28	8	4,641	4,727
Asset-backed	18	1,622	1,814	2,180	5,634
State and municipal	2	127	348	1,477	1,954
Other debt	206	1,916	298	142	2,562
Total debt securities available for sale	$1,250	$8,414	$7,395	$38,983	$56,042
Fair value	$1,256	$8,529	$7,510	$39,707	$57,002
Weighted-average yield, GAAP basis	2.79%	2.19%	2.32%	2.90%	2.71%
Securities Held to Maturity
U.S. Treasury and government agencies				$260	$260
Residential mortgage-backed
Agency		$7	$376	9,726	10,109
Non-agency				227	227
Commercial mortgage-backed
Agency	$118	824	122	57	1,121
Non-agency				683	683
Asset-backed		2	589	120	711
State and municipal		62	948	933	1,943
Other debt		100			100
Total debt securities held to maturity	$118	$995	$2,035	$12,006	$15,154
Fair value	$118	$1,030	$2,128	$12,332	$15,608
Weighted-average yield, GAAP basis	3.02%	3.48%	3.26%	3.44%	3.42%

78    The PNC Financial Services Group, Inc. – Form 10-Q

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At March 31, 2016, there were no securities of a single issuer, other than FHLMC and FNMA, that exceeded 10% of Total shareholders’ equity. The FHLMC investments had a total amortized cost of $4.8 billion and fair value of $4.9 billion. The FNMA investments had a total amortized cost of $22.8 billion and fair value of $23.2 billion.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 64: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31 2016	December 31 2015
Pledged to others	$11,047	$9,674
Accepted from others:
Permitted by contract or custom to sell or repledge	1,003	1,100
Permitted amount repledged to others	843	943

The securities pledged to others include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements, and for other purposes.

NOTE 7 FAIR VALUE

Fair Value Measurement

PNC measures certain financial assets and liabilities at fair value in accordance with GAAP. Fair value is defined in GAAP as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date. GAAP focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP also establishes a fair value hierarchy to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy see Note 7 Fair Value in our 2015 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 7 Fair Value in our 2015 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which PNC has elected the fair value option.

The PNC Financial Services Group, Inc. – Form 10-Q    79

Table 65: Fair Value Measurements – Recurring Basis Summary

	March 31, 2016				December 31, 2015
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$9,859	$613		$10,472	$9,267	$607		$9,874
Residential mortgage-backed
Agency		25,685		25,685		24,820		24,820
Non-agency		141	$3,810	3,951		143	$4,008	4,151
Commercial mortgage-backed
Agency		1,870		1,870		1,918		1,918
Non-agency		4,743		4,743		4,903		4,903
Asset-backed		5,174	451	5,625		4,941	482	5,423
State and municipal		2,028	14	2,042		2,041	15	2,056
Other debt		2,584	30	2,614		1,996	30	2,026
Total debt securities	9,859	42,838	4,305	57,002	9,267	41,369	4,535	55,171
Corporate stocks and other	350	63		413	527	62		589
Total securities available for sale	10,209	42,901	4,305	57,415	9,794	41,431	4,535	55,760
Financial derivatives (a) (b)
Interest rate contracts	2	6,634	38	6,674		4,626	29	4,655
Other contracts		253	3	256		284	2	286
Total financial derivatives	2	6,887	41	6,930		4,910	31	4,941
Residential mortgage loans held for sale (c)		776	4	780		838	5	843
Trading securities (d)
Debt	762	1,108	2	1,872	987	727	3	1,717
Equity	12			12	9			9
Total trading securities	774	1,108	2	1,884	996	727	3	1,726
Residential mortgage servicing rights			863	863			1,063	1,063
Commercial mortgage servicing rights			460	460			526	526
Commercial mortgage loans held for sale (c)			655	655			641	641
Equity investments – direct investments			1,156	1,156			1,098	1,098
Equity investments – indirect investments (e) (f)				347				347
Customer resale agreements (g)		138		138		137		137
Loans (h)		566	329	895		565	340	905
Other assets
BlackRock Series C Preferred Stock (i)			208	208			357	357
Other	250	195	6	451	254	199	7	460
Total other assets	250	195	214	659	254	199	364	817
Total assets	$11,235	$52,571	$8,029	$72,182	$11,044	$48,807	$8,606	$68,804
Liabilities
Financial derivatives (b) (j)
Interest rate contracts	$3	$4,654	$10	$4,667	$1	$3,124	$7	$3,132
BlackRock LTIP			208	208			357	357
Other contracts		245	115	360		204	109	313
Total financial derivatives	3	4,899	333	5,235	1	3,328	473	3,802
Trading securities sold short (k)
Debt	847	9		856	960	27		987
Total trading securities sold short	847	9		856	960	27		987
Other borrowed funds		55	8	63		81	12	93
Other liabilities			14	14			10	10
Total liabilities	$850	$4,963	$355	$6,168	$961	$3,436	$495	$4,892

80    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Included in Other assets on the Consolidated Balance Sheet.
(b)	Amounts at March 31, 2016 and December 31, 2015, are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At March 31, 2016 and December 31, 2015, the net asset amounts were $2.5 billion and $1.8 billion, respectively, and the net liability amounts were $.5 billion and $.6 billion, respectively.
(c)	Included in Loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option for certain residential and commercial mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $49 million at March 31, 2016 compared with net unrealized gains of $23 million at December 31, 2015.
(e)	In accordance with ASC 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheet.
(f)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments as of March 31, 2016 related to indirect equity investments was $111 million and related to direct equity investments was $22 million, respectively. Comparable amounts at December 31, 2015 were $103 million and $23 million, respectively.
(g)	Included in Federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(h)	Included in Loans on the Consolidated Balance Sheet.
(i)	PNC has elected the fair value option for these shares.
(j)	Included in Other liabilities on the Consolidated Balance Sheet.
(k)	Included in Other borrowed funds on the Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2016 and 2015 follow:

Table 66: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended March 31, 2016

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains /losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2016 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2015	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Mar. 31, 2016
Assets
Securities available for sale
Residential mortgage-backed non-agency	$4,008	$22		$(45)				$(175)			$3,810	$(1)
Asset-backed	482	3		(12)				(22)			451
State and municipal	15			(1)							14
Other debt	30				$2	$(2)					30
Total securities available for sale	4,535	25		(58)	2	(2)		(197)			4,305	(1)
Financial derivatives	31	34						(24)			41	28
Residential mortgage loans held for sale	5				3	(1)			$2	$(5)	4
Trading securities – Debt	3							(1)			2
Residential mortgage servicing rights	1,063	(226)			52		$11	(37)			863	(225)
Commercial mortgage servicing rights	526	(55)			3		9	(23)			460	(55)
Commercial mortgage loans held for sale	641	16				(649)	647				655	12
Equity investments – direct investments	1,098	51			23	(16)					1,156	50
Loans	340	2			33	(8)		(25)		(13)	329	1
Other assets
BlackRock Series C
Preferred Stock	357	(11)						(138)			208	(11)
Other	7	2		(2)		(1)					6
Total other assets	364	(9)		(2)		(1)		(138)			214	(11)
Total assets	$8,606	$(162	) (c)	$(60)	$116	$(677)	$667	$(445)	$2	$(18)	$8,029	$(201	) (d)
Liabilities
Financial derivatives (e)	$473	$7				$2		$(149)			$333	$8
Other borrowed funds	12						$23	(27)			8
Other liabilities	10						38	(34)			14
Total liabilities	$495	$7	(c)			$2	$61	$(210)			$355	$8	(d)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    81

Three Months Ended March 31, 2015

Level 3 Instruments Only In millions	Fair Value Dec. 31, 2014				Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Mar. 31, 2015	Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2015 (a)(b)
		Total realized / unrealized gains or losses for the period (a)
		Included in Earnings		Included in Other comprehensive income
Assets
Securities available for sale
Residential mortgage-backed non-agency	$4,798	$25		$(14)				$(185)			$4,624	$(1)
Commercial mortgage-backed non-agency		7						(7)
Asset-backed	563	6		4				(25)			548
State and municipal	134			(1)							133
Other debt	30	1			$3			(1)			33
Total securities available for sale	5,525	39		(11)	3			(218)			5,338	(1)
Financial derivatives	42	71			1			(60)			54	59
Residential mortgage loans held for sale	6				6				$1	$(6)	7
Trading securities – Debt	32							(29)			3
Residential mortgage servicing rights	845	(67)			83		$17	(39)			839	(65)
Commercial mortgage servicing rights	506	(16)			11		14	(21)			494	(16)
Commercial mortgage loans held for sale	893	21				$(1,020)	1,083	(2)			975	15
Equity investments – direct investments	1,152	29			43	(75)					1,149	18
Loans	397	10			32	(4)		(37)	5	(20)	383	8
Other assets
BlackRock Series C Preferred Stock	375	9									384	9
Other	15					(5)					10
Total other assets	390	9				(5)					394	9
Total assets	$9,788	$96	(c)	$(11)	$179	$(1,104)	$1,114	$(406)	$6	$(26)	$9,636	$27	(d)
Liabilities
Financial derivatives (e)	$526	$41						$(38)			$529	$(6)
Other borrowed funds	181						$25	(35)			171
Other liabilities	9	1									10
Total liabilities	$716	$42	(c)				$25	$(73)			$710	$(6	) (d)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(c)	Net losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $169 million for the first three months of 2016 compared with net gains (realized and unrealized) of $54 million for the first three months of 2015. These amounts also included amortization and accretion. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement, and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(d)	Net unrealized losses relating to those assets and liabilities held at the end of the reporting period were $209 million for the first three months of 2016, compared with net unrealized gains of $33 million for the first three months of 2015. These amounts were included in Noninterest income on the Consolidated Income Statement.
(e)	Includes swaps entered into in connection with sales of certain Visa Class B common shares.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. PNC’s policy is to recognize transfers in and transfers out as of the end of the reporting period. There were no significant transfers into or out of Level 3 assets and liabilities during the first three months of 2016 and 2015.

82    The PNC Financial Services Group, Inc. – Form 10-Q

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 67: Fair Value Measurements – Recurring Quantitative Information

March 31, 2016

Level 3 Instruments Only
Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$3,810	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0%-24.2%(7.0%) 0.0%-16.7%(5.4%) 10.0%-98.5%(53.3%) 283bps weighted average	(a) (a) (a) (a)

Asset-backed securities	451	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0%-14.0%(6.3%) 1.7%-13.9%(6.7%) 24.2%-100%(77.8%) 397bps weighted average	(a) (a) (a) (a)

Residential mortgage servicing rights	863	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	0.3%-36.6%(15.7%) 171bps-1,856bps (882bps)

Commercial mortgage servicing rights	460	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	5.4%-42.0%(7.3%) 5.1%-7.5%(7.4%)

Commercial mortgage loans held for sale	655	Discounted cash flow	Spread over the benchmark curve (b) Estimated servicing cash flows	64bps-5,540bps (561bps) 0.0%-6.5%(3.0%)

Equity investments – Direct investments	1,156	Multiple of adjusted earnings	Multiple of earnings	4.5x-13.8x (8.0x)

Loans – Residential real estate	126	Consensus pricing (c)	Cumulative default rate Loss severity Discount rate	2.0%-100%(81.5%) 0.0%-100%(25.5%) 4.9%-7.0%(5.2%)

	110	Discounted cash flow	Loss severity Discount rate	8.0% weighted average 3.8% weighted average

Loans – Home equity	93	Consensus pricing (c)	Credit and Liquidity discount	26.0%-99.0%(55.0%)

BlackRock Series C Preferred Stock	208	Consensus pricing (c)	Liquidity discount	20.0%

BlackRock LTIP	(208)	Consensus pricing (c)	Liquidity discount	20.0%

Swaps related to sales of certain Visa Class B common shares	(109)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa Class A share price	164.3% 18.0%

Insignificant Level 3 assets, net of liabilities (d)	59

Total Level 3 assets, net of liabilities (e)	$7,674

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    83

(continued from previous page)

December 31, 2015

Level 3 Instruments Only Dollars in millions
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$4,008	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0%-24.2%(7.0%) 0.0%-16.7%(5.4%) 10.0%-98.5%(53.3%) 241bps weighted average	(a) (a) (a) (a)

Asset-backed securities	482	Priced by a third-party vendor using a discounted cash flow pricing model (a)	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (b)	1.0%-14.0%(6.3%) 1.7%-13.9%(6.8%) 24.2%-100.0%(77.5%) 324bps weighted average	(a) (a) (a) (a)

Residential mortgage servicing rights	1,063	Discounted cash flow	Constant prepayment rate (CPR)	0.3%-46.5%(10.6%)
			Spread over the benchmark curve (b)	559bps-1,883bps (893bps)

Commercial mortgage servicing rights	526	Discounted cash flow	Constant prepayment rate (CPR)	3.9%-26.5%(5.7%)
			Discount rate	2.6%-7.7%(7.5%)

Commercial mortgage loans held for sale	641	Discounted cash flow	Spread over the benchmark curve (b)	85bps-4,270bps (547bps)
			Estimated servicing cash flows	0.0%-7.0%(0.9%)

Equity investments – Direct investments	1,098	Multiple of adjusted earnings	Multiple of earnings	4.2x-14.1x (7.6x)

Loans – Residential real estate	123	Consensus pricing (c)	Cumulative default rate	2.0%-100.0%(85.1%)
			Loss severity	0.0%-100.0%(27.3%)
			Discount rate	4.9%-7.0%(5.2%)
	116	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	3.9% weighted average

Loans – Home equity	101	Consensus pricing (c)	Credit and Liquidity discount	26.0%-99.0%(54.0%)

BlackRock Series C Preferred Stock	357	Consensus pricing (c)	Liquidity discount	20.0%

BlackRock LTIP	(357)	Consensus pricing (c)	Liquidity discount	20.0%

Swaps related to sales of certain Visa Class B common shares	(104)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	164.3%
			Estimated growth rate of Visa Class A share price	16.3%

Insignificant Level 3 assets, net of liabilities (d)	57

Total Level 3 assets, net of liabilities (e)	$8,111

(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of March 31, 2016 totaling $3,197 million and $419 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2015 were $3,379 million and $448 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Assets and Liabilities Measured at Fair Value on a Recurring Basis section of Note 7 Fair Value in our 2015 Form 10-K. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of March 31, 2016 of $613 million and $32 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2015 were $629 million and $34 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, state and municipal securities, other debt securities, residential mortgage loans held for sale, other assets, other borrowed funds (ROAPs) and other liabilities. For additional information, please see the Assets and Liabilities Measured at Fair Value on a Recurring Basis discussion included in Note 7 Fair Value in our 2015 Form 10-K.
(e)	Consisted of total Level 3 assets of $8,029 million and total Level 3 liabilities of $355 million as of March 31, 2016 and $8,606 million and $495 million as of December 31, 2015, respectively.

84    The PNC Financial Services Group, Inc. – Form 10-Q

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 68 and Table 69. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 7 Fair Value in our 2015 Form 10-K.

Table 68: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended
In millions	March 31 2016	December 31 2015	March 31 2016	March 31 2015
Assets
Nonaccrual loans	$87	$30	$(47)	$3
Equity investments	1	5	(4)	(1)
OREO and foreclosed assets	70	137	(8)	(10)
Long-lived assets held for sale	6	23	(3)	(8)
Total assets	$164	$195	$(62)	$(16)
(a)	All Level 3 as of March 31, 2016 and December 31, 2015.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 69: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
March 31, 2016
Assets
Nonaccrual loans (a)	$62	LGD percentage (b)	Loss severity	6.7%-62.7%(33.8%)
Equity investments	1	Discounted cash flow	Market rate of return	5.0%
Other (c)	101	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total assets	$164
December 31, 2015
Assets
Nonaccrual loans (a)	$20	LGD percentage (b)	Loss severity	8.1%-73.3%(58.6%)
Equity investments	5	Discounted cash flow	Market rate of return	5.0%
Other (c)	170	Fair value of property or collateral	Appraised value/sales price	Not meaningful

Total assets	$195
(a)	The fair value of nonaccrual loans included in this line item is determined based on internal loss rates. The fair value of nonaccrual loans where the fair value is determined based on the appraised value or sales price is included within Other, below.
(b)	LGD percentage represents the amount that PNC expects to lose in the event a borrower defaults on an obligation.
(c)	Other included Nonaccrual loans of $25 million, OREO and foreclosed assets of $70 million and Long-lived assets held for sale of $6 million as of March 31, 2016. Comparably, as of December 31, 2015, Other included Nonaccrual loans of $10 million, OREO and foreclosed assets of $137 million and Long-lived assets held for sale of $23 million. The fair value of these assets is determined based on appraised value or sales price, the range of which is not meaningful to disclose.

Financial Instruments Accounted For Under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, please refer to Note 7 Fair Value in our 2015 Form 10-K.

The changes in fair value for items for which we elected the fair value option are included in Noninterest income and Noninterest expense on the Consolidated Income Statement and are as follows:

Table 70: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended
In millions	March 31 2016	March 31 2015
Assets
Commercial mortgage loans held for sale	$27	$25
Residential mortgage loans held for sale	47	46
Residential mortgage loans – portfolio	6	16
BlackRock Series C Preferred Stock	(11)	9
Other assets	(16)	1
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

The PNC Financial Services Group, Inc. – Form 10-Q    85

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 71: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2016
Assets
Customer resale agreements	$138	$134	$4
Residential mortgage loans held for sale
Performing loans	767	731	36
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	9	9
Total	780	744	36
Commercial mortgage loans held for sale (a)
Performing loans	652	657	(5)
Nonaccrual loans	3	5	(2)
Total	655	662	(7)
Residential mortgage loans – portfolio
Performing loans	270	313	(43)
Accruing loans 90 days or more past due	410	410
Nonaccrual loans	215	361	(146)
Total	895	1,084	(189)
Other assets	167	172	(5)
Liabilities
Other borrowed funds	$63	$64	$(1)
December 31, 2015
Assets
Customer resale agreements	$137	$133	$4
Residential mortgage loans held for sale
Performing loans	832	804	28
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	7	8	(1)
Total	843	816	27
Commercial mortgage loans held for sale (a)
Performing loans	639	659	(20)
Nonaccrual loans	2	3	(1)
Total	641	662	(21)
Residential mortgage loans – portfolio
Performing loans	204	260	(56)
Accruing loans 90 days or more past due	475	478	(3)
Nonaccrual loans	226	361	(135)
Total	905	1,099	(194)
Other assets	164	159	5
Liabilities
Other borrowed funds	$93	$95	$(2)
(a)	There were no accruing loans 90 days or more past due within this category at March 31, 2016 or December 31, 2015.

86    The PNC Financial Services Group, Inc. – Form 10-Q

Additional Fair Value Information Related to Other Financial Instruments

The following table presents the carrying amounts and estimated fair values, including the level within the fair value hierarchy, of all other financial instruments that are not measured on the consolidated financial statements at fair value as of March 31, 2016 and December 31, 2015.

Table 72: Additional Fair Value Information Related to Other Financial Instruments

		Fair Value
In millions	Carrying Amount	Total	Level 1	Level 2	Level 3
March 31, 2016
Assets
Cash and due from banks	$3,861	$3,861	$3,861
Short-term assets	31,787	31,787		$31,787
Securities held to maturity	15,154	15,608	317	15,285	$6
Loans held for sale	106	109		94	15
Net loans (excludes leases)	196,280	199,002			199,002
Other assets	1,767	2,298		1,748	550	(a)
Total assets	$248,955	$252,665	$4,178	$48,914	$199,573
Liabilities
Demand, savings and money market deposits	$231,304	$231,304		$231,304
Time deposits	19,055	19,132		19,132
Borrowed funds	53,545	54,109		52,775	$1,334
Unfunded loan commitments and letters of credit	263	263			263
Other liabilities	53	53		53
Total liabilities	$304,220	$304,861		$303,264	$1,597
December 31, 2015
Assets
Cash and due from banks	$4,065	$4,065	$4,065
Short-term assets	32,959	32,959		$32,959
Securities held to maturity	14,768	15,002	298	14,698	$6
Loans held for sale	56	56		22	34
Net loans (excludes leases)	195,579	197,611			197,611
Other assets	1,817	2,408		1,786	622	(a)
Total assets	$249,244	$252,101	$4,363	$49,465	$198,273
Liabilities
Demand, savings and money market deposits	$228,492	$228,492		$228,492
Time deposits	20,510	20,471		20,471
Borrowed funds	53,761	54,002		52,578	$1,424
Unfunded loan commitments and letters of credit	245	245			245
Total liabilities	$303,008	$303,210		$301,541	$1,669
(a)	Represents estimated fair value of Visa Class B common shares, which was estimated solely based upon the March 31, 2016 and December 31, 2015 closing price for the Visa Class A common shares, respectively, and the Visa Class B common share conversion rate, which reflects adjustments in respect of all litigation funding by Visa as of that date. The transfer restrictions on the Visa Class B common shares could impact the aforementioned estimate, until they can be converted to Class A common shares. See Note 21 Commitments and Guarantees in our 2015 Form 10-K for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q    87

The aggregate fair values in the preceding table represent only a portion of the total market value of PNC’s assets and liabilities as, in accordance with the guidance related to fair values of financial instruments, Table 72 excludes the following:

•	financial instruments recorded at fair value on a recurring basis,
•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	mortgage servicing rights,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 72, see Note 7 Fair Value in our 2015 Form 10-K.

NOTE 8 GOODWILL AND INTANGIBLE ASSETS

Goodwill

See Note 8 Goodwill and Intangible Assets of our 2015 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights

We recognize the right to service mortgage loans for others as an intangible asset. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $1.3 billion and $1.6 billion at March 31, 2016 and December 31, 2015, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs declines (or increases).

See the Sensitivity Analysis section of this Note 8, as well as Note 7 Fair Value for more detail on our fair value measurement of MSRs. Refer to Note 8 Goodwill and Intangible Assets in our 2015 Form 10-K for more information on our accounting and measurement of MSRs.

Changes in the commercial and residential MSRs follow:

Table 73: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2016	2015	2016	2015
January 1	$526	$506	$1,063	$845
Additions:
From loans sold with servicing retained	9	14	11	17
Purchases	3	11	52	83
Changes in fair value due to:
Time and payoffs (a)	(23)	(21)	(37)	(39)
Other (b)	(55)	(16)	(226)	(67)
March 31	$460	$494	$863	$839
Related unpaid principal balance at March 31	$143,922	$143,724	$124,839	$112,932
Servicing advances at March 31	$220	$292	$383	$510
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2016 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

88    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 74: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31	December 31
	2016	2015
Fair value	$460	$526
Weighted-average life (years)	4.6	4.7
Weighted-average constant prepayment rate	7.30%	5.71%
Decline in fair value from 10% adverse change	$10	$10
Decline in fair value from 20% adverse change	$19	$19
Effective discount rate	7.38%	7.49%
Decline in fair value from 10% adverse change	$13	$14
Decline in fair value from 20% adverse change	$26	$29

Table 75: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

	March 31	December 31
Dollars in millions	2016	2015
Fair value	$863	$1,063
Weighted-average life (years)	4.8	6.3
Weighted-average constant prepayment rate	15.71%	10.61%
Decline in fair value from 10% adverse change	$48	$44
Decline in fair value from 20% adverse change	$92	$85
Weighted-average option adjusted spread	8.82%	8.93%
Decline in fair value from 10% adverse change	$26	$34
Decline in fair value from 20% adverse change	$51	$67

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees, follows:

Table 76: Fees from Mortgage Loan Servicing

In millions	2016	2015
Three months ended March 31	$129	$121

We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset.

Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

Other Intangible Assets

Other intangible assets consist primarily of core deposit intangibles, customer lists and non-compete agreements. See Note 8 Goodwill and Intangible Assets of our 2015 Form 10-K for more information regarding our other intangible assets.

The PNC Financial Services Group, Inc. – Form 10-Q    89

NOTE 9 CERTAIN EMPLOYEE BENEFIT AND STOCK BASED COMPENSATION PLANS

Pension And Postretirement Plans

As described in Note 12 Employee Benefit Plans in our 2015 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Any pension contributions to the plan are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. PNC reserves the right to terminate or make changes to these plans at any time. The nonqualified pension is unfunded.

The components of our net periodic pension and postretirement benefit cost for the first three months of 2016 and 2015, respectively, were as follows:

Table 77: Net Periodic Pension and Postretirement Benefit Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefit
Three months ended March 31
In millions	2016	2015	2016	2015	2016	2015
Net periodic cost consists of:
Service cost	$26	$27			$1	$1
Interest cost	46	44	$3	$3	4	4
Expected return on plan assets	(70)	(74)			(1)
Amortization of prior service credit	(2)	(2)
Amortization of actuarial losses	11	7	1	2
Net periodic cost/(benefit)	$11	$2	$4	$5	$4	$5

Stock Based Compensation Plans

As more fully described in Note 13 Stock Based Compensation Plans in our 2015 Form 10-K, we have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted shares, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of the year. As of March 31, 2016, no stock appreciation rights were outstanding.

Total compensation expense recognized related to all share-based payment arrangements during the first three months of 2016 and 2015 was $13 million and $40 million, respectively. At March 31, 2016, there was $314 million of unamortized share-based compensation expense related to nonvested equity compensation arrangements granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

Nonqualified Stock Options

Additional information regarding PNC stock options is more fully described in Note 13 Stock Based Compensation Plans in our 2015 Form 10-K.

90    The PNC Financial Services Group, Inc. – Form 10-Q

The following table represents the stock option activity for the first three months of 2016.

Table 78: Stock Options – Rollforward

	PNC		PNC Options Converted From National City Options		Total
In thousands, except weighted-average data	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2015	4,931	$55.50	243	$522.54	5,174	$77.47
Granted (a)
Exercised	(49)	63.82			(49)	63.82
Cancelled			(3)	372.30	(3)	372.30
Outstanding and Exercisable at March 31, 2016	4,882	$55.42	240	$524.27	5,122	$77.44
(a)	PNC did not grant any stock options in the first three months of 2016.

Incentive/Performance Unit Awards and Restricted Share/Restricted Share Unit Awards

Information on incentive/performance unit share awards and restricted share/restricted share unit awards is more fully described in Note 13 Stock Based Compensation Plans in our 2015 Form 10-K.

Table 79: Nonvested Incentive/Performance Unit Awards and Restricted Share/Restricted Share Unit Awards – Rollforward

Shares in thousands	Nonvested Incentive/ Performance Unit Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Share/ Restricted Share Units	Weighted- Average Grant Date Fair Value
December 31, 2015	1,830	$79.27	3,333	$79.26
Granted (a)	776	77.71	1,264	78.22
Vested/Released (a)	(691)	71.55	(897)	64.00
Forfeited			(30)	79.65
March 31, 2016	1,915	$81.42	3,670	$82.63
(a)	Includes adjustments for achieving specific performance goals for Incentive/Performance Unit Share awards granted in prior periods.

In the preceding table, the units and related weighted-average grant date fair value of the incentive/performance unit share awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying shares are issued to the participants.

Liability Awards

A summary of all nonvested, cash-payable incentive/performance units and restricted share unit activity follows:

Table 80: Nonvested Cash-Payable Incentive/Performance Units and Restricted Share Units – Rollforward

In thousands	Cash-Payable Incentive/ Performance Units	Cash-Payable Restricted Share Units	Total
Outstanding at December 31, 2015	117	664	781
Granted (a)	85	395	480
Vested and Released (a)	(94)	(327)	(421)
Forfeited		(4)	(4)
Outstanding at March 31, 2016	108	728	836
(a)	Includes adjustments for achieving specific performance goals for Cash-Payable Incentive/Performance Units granted in prior periods.

Included in the preceding table are cash-payable restricted share units granted to certain executives. These grants were made primarily as part of an annual bonus incentive deferral plan. While there are time-based and other vesting criteria, there are generally no market or performance criteria associated with these awards. Prior to the 2015 grant, compensation expense recognized related to these awards was recorded in prior periods as part of the annual cash bonus process. Due to certain requisite service period changes in the award agreements starting with the 2015 grant (for the 2014 performance year), compensation expense is recognized ratably over a four-year period commensurate with the performance year plus the three years of service-based vesting requirements. As of March 31, 2016, the aggregate intrinsic value of all outstanding nonvested cash-payable incentive/performance units and restricted share units was approximately $71 million.

The PNC Financial Services Group, Inc. – Form 10-Q    91

NOTE 10 FINANCIAL DERIVATIVES

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 14 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 of our 2015 Form 10-K.

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by PNC:

Table 81: Total Gross Derivatives

	March 31, 2016			December 31, 2015
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP	$51,508	$1,663	$301	$52,074	$1,159	$174
Derivatives not designated as hedging instruments under GAAP	316,988	5,267	4,934	295,902	3,782	3,628
Total gross derivatives	$368,496	$6,930	$5,235	$347,976	$4,941	$3,802
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.

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

92    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding the notional amounts and fair values related to derivatives designated in hedge relationships is presented in the following table:

Table 82: Derivatives Designated As Hedging Instruments under GAAP

	March 31, 2016			December 31, 2015
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Interest rate contracts:
Fair value hedges:
Receive-fixed swaps	$25,928	$1,064		$25,756	$699	$18
Pay-fixed swaps (c)	5,934		$301	5,934	13	153
Subtotal	31,862	1,064	301	31,690	712	171
Cash flow hedges:
Receive-fixed swaps	17,413	534		17,879	412	2
Forward purchase commitments	1,150	6		1,400	4	1
Subtotal	18,563	540		19,279	416	3
Foreign exchange contracts:
Net investment hedges	1,083	59		1,105	31
Total derivatives designated as hedging instruments	$51,508	$1,663	$301	$52,074	$1,159	$174
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Includes zero-coupon swaps.

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 83: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges

			Three months ended
			March 31, 2016		March 31, 2015
In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
Interest rate contracts	U.S. Treasury and Government Agencies Securities and Other Debt Securities	Investment securities (interest income)	$(154)	$158	$(52)	$54
Interest rate contracts	Subordinated debt and Bank notes and senior debt	Borrowed funds (interest expense)	407	(432)	157	(172)
Total (a)			$253	$(274)	$105	$(118)
(a)	The ineffective portion of the change in value of our fair value hedge derivatives resulted in net losses of $21 million for the first three months of 2016 compared with net losses of $13 million for the first three months of 2015.

The PNC Financial Services Group, Inc. – Form 10-Q    93

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow March 31, 2016, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $198 million pretax, or $129 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2016. The maximum length of time over which forecasted loan cash flows are hedged is 6 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow March 31, 2016, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $45 million pretax, or $29 million after-tax, as adjustments of yield on investment securities. As of March 31, 2016, the maximum length of time over which forecasted purchase contracts are hedged is 2 months.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first three months of 2016 and 2015, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 84: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Three months ended March 31
In millions	2016	2015
Gains (losses) on derivatives recognized in OCI – (effective portion)	$265	$298
Less: Gains (losses) reclassified from accumulated OCI into income – (effective portion)
Interest income	65	68
Noninterest income		(9)
Total gains (losses) reclassified from accumulated OCI into income – (effective portion)	$65	$59
Net unrealized gains (losses) on cash flow hedge derivatives	$200	$239
(a)	All cash flow hedge derivatives are interest rate contracts as of March 31, 2016 and March 31, 2015.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not material for the periods presented.

Net Investment Hedges

We enter into foreign currency forward contracts to hedge non-U.S. Dollar (USD) net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness. During the first three months of 2016 and 2015, there was no net investment hedge ineffectiveness. Gains (losses) on net investment hedge derivatives recognized in OCI was net gains of $29 million for the three months ended March 31, 2016 compared with net gains of $54 million at March 31, 2015.

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP.

For additional information on derivatives not designated as hedging instruments under GAAP see Note 14 Financial Derivatives in our 2015 Form 10-K.

94    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding the notional amounts and fair values related to derivatives not designated in hedge relationships is presented in the following table:

Table 85: Derivatives Not Designated As Hedging Instruments under GAAP

	March 31, 2016			December 31, 2015
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$36,925	$1,225	$793	$37,505	$758	$416
Swaptions	1,103	39	23	650	27	14
Futures (c)	20,626			17,653
Futures options	18,000	2	3	6,000		1
Mortgage-backed securities commitments	4,280	12	5	3,920	4	8
Subtotal	80,934	1,278	824	65,728	789	439
Loan sales
Interest rate contracts:
Futures (c)	10			20
Bond options	200			200	2
Mortgage-backed securities commitments	5,113	8	14	6,363	16	8
Residential mortgage loan commitments	1,950	22		1,580	16
Subtotal	7,273	30	14	8,163	34	8
Subtotal	$88,207	$1,308	$838	$73,891	$823	$447
Derivatives used for commercial mortgage banking activities:
Interest rate contracts:
Swaps	$4,186	$129	$68	$3,945	$77	$46
Swaptions				439
Futures (c)	15,450			18,454
Commercial mortgage loan commitments	1,380	14	8	1,176	11	6
Subtotal	21,016	143	76	24,014	88	52
Credit contracts	58			77
Subtotal	$21,074	$143	$76	$24,091	$88	$52
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$163,175	$3,445	$3,424	$157,041	$2,507	$2,433
Caps/floors – Sold	5,277		7	5,337		11
Caps/floors – Purchased	6,617	19		6,383	18
Swaptions	4,963	144	11	4,363	86	13
Futures (c)	1,632			1,673
Mortgage-backed securities commitments	3,457	11	10	1,910	5	2
Subtotal	185,121	3,619	3,452	176,707	2,616	2,459
Foreign exchange contracts	11,261	178	157	10,888	194	198
Credit contracts	5,775	3	6	5,026	2	4
Subtotal	$202,157	$3,800	$3,615	$192,621	$2,812	$2,661
Derivatives used for other risk management activities:
Foreign exchange contracts	$2,995	$16	$88	$2,742	$59	$6
Other contracts (d)	2,555		317	2,557		462
Subtotal	$5,550	$16	$405	$5,299	$59	$468
Total derivatives not designated as hedging instruments	$316,988	$5,267	$4,934	$295,902	$3,782	$3,628

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    95

(continued from previous page)

(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 86: Gains (Losses) on Derivatives Not Designated As Hedging Instruments under GAAP

	Three months ended March 31
In millions	2016	2015
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$195	$98
Loan sales
Interest rate contracts	(7)	21
Gains (losses) included in residential mortgage banking activities (a)	$188	$119
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$53	$30
Credit contracts (c)		(1)
Gains (losses) from commercial mortgage banking activities	$53	$29
Derivatives used for customer-related activities:
Interest rate contracts	$(4)	$4
Foreign exchange contracts	29	1
Gains (losses) from customer-related activities (c)	$25	$5
Derivatives used for other risk management activities:
Interest rate contracts
Foreign exchange contracts	$(95)	$183
Other contracts (d)	(4)	(7)
Gains (losses) from other risk management activities (c)	$(99)	$176
Total gains (losses) from derivatives not designated as hedging instruments	$167	$329
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

Credit Derivatives – Risk Participation Agreements

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The notional amount of risk participation agreements sold was $3.2 billion at March 31, 2016 and $2.5 billion at December 31, 2015. Assuming all underlying third party customers referenced in the swap contracts defaulted at March 31, 2016, the exposure from these agreements would be $166 million based on the fair value of the underlying swaps, compared with $122 million at December 31, 2015.

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

For additional information on derivative offsetting, counterparty credit risk, and contingent features see Note 14 Financial Derivatives in our 2015 Form 10-K. Refer to Note 15 Commitments and Guarantees in this Report for additional information related to resale and repurchase agreements offsetting.

The following derivative Table 87 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of March 31, 2016 and December 31, 2015. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

96    The PNC Financial Services Group, Inc. – Form 10-Q

Table 87: Derivative Assets and Liabilities Offsetting

March 31, 2016 In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/(Pledged) Under Master Netting Agreements	Net Amounts
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value
Derivative assets
Interest rate contracts:
Cleared	$1,844	$1,651	$152	$41			$41
Exchange-traded	2			2			2
Over-the-counter	4,828	2,010	481	2,337		$296	2,041
Foreign exchange contracts	253	112	12	129		1	128
Credit contracts	3	1	1	1			1
Total derivative assets	$6,930	$3,774	$646	$2,510	(a)	$297	$2,213
Derivative liabilities
Interest rate contracts:
Cleared	$1,923	$1,651	$243	$29			$29
Exchange-traded	3			3			3
Over-the-counter	2,741	1,996	663	82			82
Foreign exchange contracts	245	123	35	87			87
Credit contracts	6	4	2
Other contracts	317			317			317
Total derivative liabilities	$5,235	$3,774	$943	$518	(b)		$518

December 31, 2015 In millions
Derivative assets
Interest rate contracts:
Cleared	$1,003	$779	$195	$29			$29
Over-the-counter	3,652	1,645	342	1,665		$178	1,487
Foreign exchange contracts	284	129	13	142		2	140
Credit contracts	2	1	1
Total derivative assets	$4,941	$2,554	$551	$1,836	(a)	$180	$1,656
Derivative liabilities
Interest rate contracts:
Cleared	$855	$779	$57	$19			$19
Exchange-traded	1			1			1
Over-the-counter	2,276	1,687	530	59			59
Foreign exchange contracts	204	85	20	99			99
Credit contracts	4	3	1
Other contracts	462			462			462
Total derivative liabilities	$3,802	$2,554	$608	$640	(b)		$640
(a)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(b)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

The table above includes over-the-counter (OTC) derivatives, cleared derivatives, and exchange-traded derivatives. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or cleared through a central clearing house. The majority of OTC derivatives are governed by ISDA documentation or other legally enforceable industry standard master netting agreements. Cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. Exchange-traded derivatives represent standardized futures and options contracts executed directly on an organized exchange.

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits, and monitoring procedures.

The PNC Financial Services Group, Inc. – Form 10-Q    97

At March 31, 2016, we held cash, U.S. government securities and mortgage-backed securities totaling $.9 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.3 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require PNC’s debt to maintain a specified credit rating from one or more of the major credit rating agencies. If PNC’s debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2016 was $1.2 billion for which PNC had posted collateral of $1.0 billion in the normal course of business. The maximum additional amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2016 would be $.2 billion.

NOTE 11 EARNINGS PER SHARE

Table 88: Basic and Diluted Earnings per Common Share

	Three months ended March 31
In millions, except per share data	2016	2015
Basic
Net income	$943	$1,004
Less:
Net income (loss) attributable to noncontrolling interests	19	1
Preferred stock dividends and discount accretion and redemptions	65	70
Net income attributable to common shares	859	933
Less:
Dividends and undistributed earnings allocated to participating securities	6	2
Net income attributable to basic common shares	$853	$931
Basic weighted-average common shares outstanding	501	521
Basic earnings per common share (a)	$1.70	$1.79
Diluted
Net income attributable to basic common shares	$853	$931
Less: Impact of BlackRock earnings per share dilution	3	5
Net income attributable to diluted common shares	$850	$926
Basic weighted-average common shares outstanding	501	521
Dilutive potential common shares	6	8
Diluted weighted-average common shares outstanding	507	529
Diluted earnings per common share (a)	$1.68	$1.75
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

98    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 12 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first three months of 2015 and 2016 follows:

Table 89: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2015	523	$2,705	$3,946	$12,627	$26,200	$503	$(1,430)	$1,523	$46,074
Net income					1,003			1	1,004
Other comprehensive income (loss), net of tax						200			200
Cash dividends declared
Common ($.48 per share)					(251)				(251)
Preferred					(68)				(68)
Preferred stock discount accretion			2		(2)
Common stock activity (b)		1		8					9
Treasury stock activity	(3)			(18)			(345)		(363)
Other				(56)				(111)	(167)
Balance at March 31, 2015 (a)	520	$2,706	$3,948	$12,561	$26,882	$703	$(1,775)	$1,413	$46,438
Balance at January 1, 2016	504	$2,708	$3,452	$12,745	$29,043	$130	$(3,368)	$1,270	$45,980
Net income					924			19	943
Other comprehensive income (loss), net of tax						402			402
Cash dividends declared
Common ($.51 per share)					(260)				(260)
Preferred					(64)				(64)
Preferred stock discount accretion			1		(1)
Common stock activity (b)				2					2
Treasury stock activity	(5)			(11)			(423)		(434)
Other				(150)				(91)	(241)
Balance at March 31, 2016 (a)	499	$2,708	$3,453	$12,586	$29,642	$532	$(3,791)	$1,198	$46,328
(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Common stock activity totaled less than .5 million shares issued.

Warrants

We had 13.4 million warrants outstanding at both March 31, 2016 and December 31, 2015. Each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.33 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. The outstanding warrants will expire as of December 31, 2018, and are considered in the calculation of diluted earnings per common share in Note 11 Earnings Per Share in this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    99

Details of other comprehensive income (loss) are as follows:

Table 90: Other Comprehensive Income

	Three months ended March 31
In millions	2016	2015
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$519	$132
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	6	7
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	9	51
Net increase (decrease), pre-tax	504	74
Effect of income taxes	(185)	(27)
Net increase (decrease), after-tax	319	47
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	(39)	2
Less: OTTI losses realized on securities reclassified to noninterest income	(1)	(1)
Net increase (decrease), pre-tax	(38)	3
Effect of income taxes	14	(1)
Net increase (decrease), after-tax	(24)	2
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	265	298
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	60	64
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	5	4
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income		(9)
Net increase (decrease), pre-tax	200	239
Effect of income taxes	(73)	(88)
Net increase (decrease), after-tax	127	151
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	2	53
Amortization of actuarial loss (gain) reclassified to other noninterest expense	12	9
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)	(2)
Net increase (decrease), pre-tax	12	60
Effect of income taxes	(4)	(22)
Net increase (decrease), after-tax	8	38
Other
PNC’s portion of BlackRock’s OCI	(25)	(25)
Net investment hedge derivatives	29	54
Foreign currency translation adjustments (a)	(29)	(56)
SBA I/O Strip sold	(2)
Net increase (decrease), pre-tax	(27)	(27)
Effect of income taxes (a)	(1)	(11)
Net increase (decrease), after-tax	(28)	(38)
Total other comprehensive income, pre-tax	651	349
Total other comprehensive income, tax effect	(249)	(149)
Total other comprehensive income, after-tax	$402	$200
(a)	The earnings of PNC’s Luxembourg-UK lending business have been indefinitely reinvested: therefore, no U.S. deferred income tax has been recorded on the foreign currency translation of the investment.

100    The PNC Financial Services Group, Inc. – Form 10-Q

Table 91: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at December 31, 2014	$647	$74	$350	$(520)	$(48)	$503
Net activity	47	2	151	38	(38)	200
Balance at March 31, 2015	694	76	501	(482)	(86)	703
Balance at December 31, 2015	286	66	430	(554)	(98)	130
Net activity	319	(24)	127	8	(28)	402
Balance at March 31, 2016	$605	$42	$557	$(546)	$(126)	$532

NOTE 13 INCOME TAXES

Table 92: Net Operating Loss Carryforwards and Tax Credit Carryforwards

In millions	March 31 2016	December 31 2015
Net Operating Loss Carryforwards:
Federal	$858	$878
State	$2,249	$2,272
Tax Credit Carryforwards:
Federal	$59	$64
State	$3	$3

The federal net operating loss carryforwards expire in 2032. The state net operating loss carryforwards will expire from 2016 to 2036. The majority of the tax credit carryforwards expire in 2032. All federal and most state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. It is anticipated that the company will be able to fully utilize its carryforwards for federal tax purposes, but a valuation allowance of $61 million has been recorded against certain state tax carryforwards as of March 31, 2016. If select uncertain tax positions were successfully challenged by a state, the state net operating losses listed above could be reduced by $60 million.

PNC is subject to U.S. federal income tax as well as income tax in most states and some foreign jurisdictions. Examinations were completed for PNC’s consolidated federal income tax returns for 2007 through 2010 and National City’s consolidated federal income tax returns through 2008 and were settled with the Internal Revenue Service (IRS). The IRS is currently examining PNC’s consolidated federal income tax returns for 2011 through 2013. In addition, we are under continuous examinations by various state taxing authorities. With few exceptions, we are no longer subject to state and local and foreign income tax examinations by taxing authorities for periods before 2010. For all open audits, any potential adjustments have been considered in establishing our unrecognized tax benefits as of March 31, 2016.

PNC had unrecognized tax benefits of $20 million at March 31, 2016 and $26 million at December 31, 2015. At March 31, 2016, these unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.

While it is reasonably possible that the balance of unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations, management believes it is unlikely that its unrecognized tax benefits will change by a significant amount during the next twelve months.

During the three months ended March 31, 2016, we recognized $52 million of amortization, $56 million of tax credits, and $19 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes.

The PNC Financial Services Group, Inc. – Form 10-Q    101

NOTE 14 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 14 as well as those matters disclosed in Note 20 Legal Proceedings in Part II, Item 8 of our 2015 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2016, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount of up to approximately $550 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

CBNV Mortgage Litigation

Our petition for a writ of certiorari filed with the U.S. Supreme Court seeking review of the decision of the U.S. Court of Appeals for the Third Circuit in the matter currently pending in the U.S. District Court for the Western District of Pennsylvania under the caption In re: Community Bank of Northern Virginia Lending Practices Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674) was denied in February 2016. We filed motions for decertification and summary judgment with the district court in April 2016.

Lender Placed Insurance Litigation

The U.S. District Court for the Southern District of Florida granted final approval of the settlement in Montoya, et al. v. PNC Bank, N.A., et al. (Case No. 1:14-cv-20474-JEM) in April 2016.

Pre-need Funeral Arrangements

In the lawsuit filed in the U.S. District Court for the Eastern District of Missouri under the caption Jo Ann Howard, P.C., et al. v. Cassity, et al. (No. 4:09-CV-1252-ERW), the plaintiffs have cross-appealed to the U.S. Court of Appeals for the Eighth Circuit from the trial court’s orders reducing the judgment by amounts paid in settlement by other defendants, denying plaintiffs’ motion for pre-judgment interest, and dismissing the plaintiffs’ aiding and abetting claims.

102    The PNC Financial Services Group, Inc. – Form 10-Q

Other Regulatory and Governmental Inquiries

PNC is the subject of investigations, audits and other forms of regulatory and governmental inquiry covering a broad range of issues in our banking, securities and other financial services businesses, in some cases as part of reviews of specified activities at multiple industry participants. Over the last few years, we have experienced an increase in regulatory and governmental investigations, audits and other inquiries. Areas of current regulatory or governmental inquiry with respect to PNC include consumer protection, fair lending, mortgage origination and servicing, mortgage and non mortgage-related insurance and reinsurance, municipal finance activities, conduct by broker-dealers, automobile lending practices, employment practices, and participation in government insurance or guarantee programs, some of which are described in Prior Disclosure. These inquiries, including those described in Prior Disclosure, may lead to administrative, civil or criminal proceedings, and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs.

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

NOTE 15 COMMITMENTS AND GUARANTEES

Commitments

In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of March 31, 2016 and December 31, 2015, respectively.

Table 93: Commitments to Extend Credit and Other Commitments

In millions	March 31 2016	December 31 2015
Commitments to extend credit
Total commercial lending	$101,434	$101,252
Home equity lines of credit	17,311	17,268
Credit card	20,814	19,937
Other	4,399	4,032
Total commitments to extend credit	143,958	142,489
Net outstanding standby letters of credit (a)	8,969	8,765
Reinsurance agreements (b)	1,968	2,010
Standby bond purchase agreements (c)	891	911
Other commitments (d)	969	966
Total commitments to extend credit and other commitments	$156,755	$155,141
(a)	Net outstanding standby letters of credit include $4.6 billion and $4.7 billion which support remarketing programs at March 31, 2016 and December 31, 2015, respectively.
(b)	Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts, and reflects estimates based on availability of financial information from insurance carriers. As of both March 31, 2016 and December 31, 2015, the aggregate maximum exposure amount comprised $1.6 billion for accidental death & dismemberment contracts and $.4 billion for credit life, accident & health contracts.
(c)	We enter into standby bond purchase agreements to support municipal bond obligations.
(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both March 31, 2016 and December 31, 2015.

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

The PNC Financial Services Group, Inc. – Form 10-Q    103

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

Table 94: Internal Credit Ratings Related to Net Outstanding Standby Letters of Credit

	March 31 2016	December 31 2015
Internal credit ratings (as a percentage of portfolio):
Pass (a)	92%	93%
Below pass (b)	8%	7%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2016 had terms ranging from less than 1 year to 9 years.

As of March 31, 2016, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at March 31, 2016 and is included in Other liabilities on our Consolidated Balance Sheet.

Reinsurance Agreements

We have a wholly-owned captive insurance subsidiary which provides reinsurance for accidental death & dismemberment, credit life, and accident & health, all of which are in run-off. This subsidiary previously entered into these various types of reinsurance agreements with third-party insurers where the subsidiary assumed the risk of loss through quota share agreements up to 100% reinsurance. In quota share agreements, the subsidiary and the third-party insurers share the responsibility for payment of all claims.

Recourse and Repurchase Obligations

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities, PNC has sold commercial mortgage, residential mortgage and home equity loans/lines of credit directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain recourse and loan repurchase obligations associated with the transferred assets. See Note 21 Commitments and Guarantees in our 2015 Form 10-K for details related to our Recourse and Repurchase Obligations.

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

Table 95 shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 95.

104    The PNC Financial Services Group, Inc. – Form 10-Q

Refer to Note 10 Financial Derivatives for additional information related to offsetting of financial derivatives.

Table 95: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale Agreements (a)	Securities Collateral Held Under Master Netting Agreements (b)	Net Amounts (c)
Resale Agreements
March 31, 2016	$978		$978	$904	$74
December 31, 2015	$1,082		$1,082	$1,008	$74

In millions	Gross Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Repurchase Agreements (a)	Securities Collateral Pledged Under Master Netting Agreements (b)	Net Amounts (d)
Repurchase Agreements (e)
March 31, 2016	$2,492		$2,492	$1,760	$732
December 31, 2015	$1,767		$1,767	$1,014	$753
(a)	Resale agreements are included on the Consolidated Balance Sheet in Federal funds sold and resale agreements. Repurchase agreements are included on the Consolidated Balance Sheet in Federal funds purchased and repurchase agreements.
(b)	Represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(c)	Represents certain long term resale agreements which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(d)	Represents overnight repurchase agreements entered into with municipalities, pension plans, and certain trusts and insurance companies which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting. There were no long term repurchase agreements as of March 31, 2016 and December 31, 2015.
(e)	Repurchase agreements have remaining contractual maturities that are classified as overnight or continuous. As of March 31, 2016 and December 31, 2015, the collateral pledged under these agreements consisted primarily of residential mortgage-backed agency securities.

NOTE 16 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

The PNC Financial Services Group, Inc. – Form 10-Q    105

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

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory, equity capital markets advisory activities and related services. We also provide commercial loan servicing and technology solutions for the commercial real estate finance industry. Products and services are generally provided within our primary geographic markets, with certain products and services offered nationally and internationally.

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

We hold an equity investment in BlackRock, which provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At March 31, 2016, our economic interest in BlackRock was 22%. PNC received cash dividends from BlackRock of $83 million and $80 million during the first three months of 2016 and 2015, respectively.

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit and a small commercial/commercial real estate loan and lease portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

106    The PNC Financial Services Group, Inc. – Form 10-Q

Table 96: Results Of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated
2016
Income Statement
Net interest income	$1,113	$838	$77	$25		$75	$(30)	$2,098
Noninterest income	537	434	203	105	$141	22	125	1,567
Total revenue	1,650	1,272	280	130	141	97	95	3,665
Provision for credit losses (benefit)	77	107	(3)	(1)		(7)	(21)	152
Depreciation and amortization	40	35	11	3			113	202
Other noninterest expense	1,110	486	195	149		21	118	2,079
Income (loss) before income taxes and noncontrolling interests	423	644	77	(21)	141	83	(115)	1,232
Income taxes (benefit)	155	213	28	(8)	27	31	(157)	289
Net income (loss)	$268	$431	$49	$(13)	$114	$52	$42	$943
Inter-segment revenue	$2	$9	$2	$6	$3	$(2)	$(20)
Average Assets (a)	$72,216	$135,521	$7,887	$6,306	$6,775	$5,816	$121,392	$355,913
2015
Income Statement
Net interest income	$1,037	$823	$73	$30		$112	$(3)	$2,072
Noninterest income	488	429	208	177	$175	9	173	1,659
Total revenue	1,525	1,252	281	207	175	121	170	3,731
Provision for credit losses (benefit)	49	17	12	2		(31)	5	54
Depreciation and amortization	43	36	11	4			99	193
Other noninterest expense	1,115	478	199	157		24	183	2,156
Income (loss) before income taxes and noncontrolling interests	318	721	59	44	175	128	(117)	1,328
Income taxes (benefit)	116	239	22	16	40	47	(156)	324
Net income	$202	$482	$37	$28	$135	$81	$39	$1,004
Inter-segment revenue		$2	$2	$5	$4	$(2)	$(11)
Average Assets (a)	$74,017	$131,178	$7,943	$7,245	$6,645	$7,276	$113,753	$348,057
(a)	Period-end balances for BlackRock.

NOTE 17 SUBSEQUENT EVENTS

On April 29, 2016, PNC Bank issued an additional $600 million of senior notes with a maturity date of June 1, 2025. Interest is payable semi-annually in arrears at a fixed rate of 3.250% on June 1 and December 1 of each year, beginning on June 1, 2016. These notes form part of the same series as the outstanding 3.250% senior notes issued on June 1, 2015. Following the issuance of these additional notes, the aggregate principal amount of such series was $1.0 billion.

On April 29, 2016, PNC Bank issued $1.25 billion of senior notes with a maturity date of April 29, 2021. Interest is payable semi-annually in arrears at a fixed rate of 2.150% on April 29 and October 29 of each year, beginning on October 29, 2016.

The PNC Financial Services Group, Inc. – Form 10-Q    107

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	First Quarter 2016			Fourth Quarter 2015
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$24,696	$159	2.57%	$23,777	$152	2.55%
Non-agency	3,936	44	4.45	4,089	50	4.90
Commercial mortgage-backed	6,586	46	2.79	6,709	48	2.85
Asset-backed	5,486	30	2.19	5,280	28	2.14
U.S. Treasury and government agencies	9,936	39	1.55	8,996	25	1.09
State and municipal	1,957	23	4.60	1,991	23	4.72
Other debt	2,295	13	2.32	1,963	12	2.44
Corporate stock and other	595		.32	657		.21
Total securities available for sale	55,487	354	2.55	53,462	338	2.53
Securities held to maturity
Residential mortgage-backed	9,906	75	3.02	9,345	70	2.98
Commercial mortgage-backed	1,821	16	3.53	1,878	17	3.67
Asset-backed	715	3	1.84	723	2	1.61
U.S. Treasury and government agencies	259	2	3.80	257	3	3.82
State and municipal	1,950	27	5.50	1,965	28	5.48
Other	131	1	3.17	228	2	3.32
Total securities held to maturity	14,782	124	3.37	14,396	122	3.36
Total investment securities	70,269	478	2.72	67,858	460	2.71
Loans
Commercial	99,068	771	3.08	98,212	745	2.97
Commercial real estate	27,967	248	3.51	26,714	237	3.47
Equipment lease financing	7,420	63	3.40	7,501	64	3.41
Consumer	58,212	621	4.29	59,108	618	4.15
Residential real estate	14,517	172	4.74	14,486	174	4.79
Total loans	207,184	1,875	3.60	206,021	1,838	3.52
Interest-earning deposits with banks	25,533	32	.50	31,509	23	.29
Loans held for sale	1,509	16	4.34	1,897	22	4.66
Federal funds sold and resale agreements	1,299	2	.47	1,469		.29
Other	4,956	52	4.23	5,109	63	4.83
Total interest-earning assets/interest income	310,750	2,455	3.15	313,863	2,406	3.03
Noninterest-earning assets:
Allowance for loan and lease losses	(2,711)			(3,204)
Cash and due from banks	3,919			4,115
Other	43,955			45,622
Total assets	$355,913			$360,396
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$76,392	42	.22	$81,199	51	.25
Demand	49,770	9	.07	47,778	7	.06
Savings	23,343	23	.39	17,851	15	.33
Retail certificates of deposit	17,278	30	.70	17,916	32	.69
Time deposits in foreign offices and other time	2,040	1	.27	2,709	1	.16
Total interest-bearing deposits	168,823	105	.25	167,453	106	.25
Borrowed funds
Federal funds purchased and repurchase agreements	2,048	1	.26	1,925		.14
Federal Home Loan Bank borrowings	19,855	34	.68	20,796	28	.52
Bank notes and senior debt	20,690	87	1.66	20,458	58	1.11
Subordinated debt	8,317	68	3.29	8,600	57	2.65
Commercial paper	3		.40	302	1	.39
Other	2,713	14	1.99	2,932	16	2.16
Total borrowed funds	53,626	204	1.51	55,013	160	1.15
Total interest-bearing liabilities/interest expense	222,449	309	.55	222,466	266	.47
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	77,306			79,479
Allowance for unfunded loan commitments and letters of credit	262			266
Accrued expenses and other liabilities	9,993			12,297
Equity	45,903			45,888
Total liabilities and equity	$355,913			$360,396
Interest rate spread			2.60			2.56
Impact of noninterest-bearing sources			.15			.14
Net interest income/margin		$2,146	2.75%		$2,140	2.70%

(a)	Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities.

108    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet and Net Interest Analysis (Continued)

Third Quarter 2015			Second Quarter 2015			First Quarter 2015
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$21,813	$134	2.47%	$20,550	$125	2.43%	$19,290	$129	2.67%
4,279	52	4.83	4,480	52	4.70	4,657	53	4.51
6,228	49	3.20	6,286	48	3.03	6,260	50	3.19
5,287	28	2.15	5,228	28	2.12	5,140	27	2.08
6,558	23	1.36	5,204	15	1.12	5,142	16	1.27
1,995	25	4.83	1,973	23	4.76	1,969	22	4.45
1,837	11	2.44	1,796	18	4.01	1,777	11	2.53
542	1	.26	414		.10	457		.10
48,539	323	2.66	45,931	309	2.69	44,692	308	2.75

8,352	63	3.05	8,196	61	2.95	7,035	57	3.26
1,927	18	3.65	2,005	18	3.63	2,097	22	4.16
733	4	1.57	743	2	1.53	755	3	1.52
254	2	3.82	252	3	3.81	249	2	3.77
1,979	27	5.50	2,004	27	5.49	2,018	28	5.52
289	2	3.37	311	3	3.12	320	2	2.89
13,534	116	3.43	13,511	114	3.37	12,474	114	3.67
62,073	439	2.83	59,442	423	2.85	57,166	422	2.95

97,926	756	3.02	98,364	746	3.00	97,866	728	2.98
25,228	216	3.35	24,812	215	3.44	23,924	228	3.80
7,683	66	3.42	7,556	65	3.45	7,539	65	3.47
59,584	628	4.18	60,240	621	4.13	61,476	638	4.21
14,406	171	4.76	14,416	177	4.91	14,350	175	4.88
204,827	1,837	3.54	205,388	1,824	3.54	205,155	1,834	3.59
37,289	24	.25	32,368	20	.25	30,405	19	.25
2,048	22	4.23	2,092	23	4.33	2,246	23	4.20
1,598	2	.33	1,959	1	.22	1,655	1	.22
5,033	67	5.33	5,470	63	4.65	5,046	69	5.43
312,868	2,391	3.02	306,719	2,354	3.06	301,673	2,368	3.15

(3,265)			(3,309)			(3,317)
3,890			3,954			4,067
45,094			45,276			45,634
$358,587			$352,640			$348,057

$84,554	61	.29	$81,857	55	.27	$79,994	47	.24
46,390	7	.06	46,281	5	.05	46,131	7	.06
14,150	6	.18	13,775	6	.17	13,053	5	.15
18,392	32	.68	18,334	31	.68	18,541	32	.71
2,361	1	.17	2,300	1	.16	2,192	1	.19
165,847	107	.26	162,547	98	.24	159,911	92	.23

2,298	1	.14	2,718	1	.14	3,116	1	.12
21,882	27	.49	22,001	25	.46	20,774	24	.45
19,455	63	1.27	16,408	50	1.19	15,351	52	1.36
8,882	63	2.81	8,861	58	2.61	8,851	58	2.64
1,867	2	.38	3,640	3	.35	4,986	4	.34
3,147	16	2.03	3,537	18	1.95	3,274	16	1.99
57,531	172	1.18	57,165	155	1.07	56,352	155	1.10
223,378	279	.49	219,712	253	.46	216,263	247	.46

77,553			75,299			73,178
246			234			260
11,667			11,540			12,326
45,743			45,855			46,030
$358,587			$352,640			$348,057
		2.53			2.60			2.69
		.14			.13			.13
	$2,112	2.67%		$2,101	2.73%		$2,121	2.82%

(b)	Loan fees for the three months ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 were $26 million, $30 million, $26 million, $23 million and $27 million, respectively.
(c)	Interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The taxable-equivalent adjustments to interest income for the three months ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 were $48 million, $48 million, $50 million, $49 million and $49 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    109

TRANSITIONAL BASEL III AND PRO FORMA FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIOS – 2015 PERIODS

	2015 Transitional Basel III		Pro forma Fully Phased-In Basel III (estimated) (a) (b)
Dollars in millions	December 31 2015	March 31 2015	December 31 2015	March 31 2015
Common stock, related surplus and retained earnings, net of treasury stock	$41,128	$40,374	$41,128	$40,374
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(8,972)	(9,011)	(9,172)	(9,249)
Basel III total threshold deductions	(470)	(414)	(1,294)	(1,045)
Accumulated other comprehensive income (c)	(81)	115	(201)	288
All other adjustments	(112)	(112)	(182)	(150)
Basel III Common equity Tier 1 capital	$31,493	$30,952	$30,279	$30,218
Basel III standardized approach risk-weighted assets (d)	$295,905	$295,114	$303,707	$302,784
Basel III advanced approaches risk-weighted assets (e)	N/A	N/A	$264,931	$287,293
Basel III Common equity Tier 1 capital ratio	10.6%	10.5%	10.0%	10.0%
Risk weight and associated rules utilized	Standardized (with 2015 transition adjustments)		Standardized
(a)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions.
(b)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of PNC’s models that are integral to the calculation of advanced approaches risk-weighted assets as PNC moves through the parallel run process.
(c)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(d)	Basel III standardized approach risk-weighted assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(e)	Basel III advanced approaches risk-weighted assets are based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets. During the parallel run qualification phase PNC has refined the data, models and internal processes used as part of the advanced approaches for determining risk-weighted assets. Refinements implemented in the fourth quarter of 2015 reduced estimated Basel III advanced approaches risk-weighted assets. We anticipate additional refinements may result in increases or decreases to this estimate through the parallel run qualification phase.

110    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 14 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2015 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the first quarter of 2016 are included in the following table:

In thousands, except per share data 2016 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 – 31	1,988	$87.44	1,979	80,132
February 1 – 29	2,878	$82.50	2,371	77,761
March 1 – 31	1,645	$85.53	1,577	76,184
Total	6,511	$84.77
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. Note 12 Employee Benefit Plans and Note 13 Stock Based Compensation Plans in the Notes to Consolidated Financial Statements in Item 8 of our 2015 Annual Report on Form 10-K include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)	On March 11, 2015, we announced that our Board of Directors had approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process.

Our 2015 capital plan, submitted as part of the CCAR process and approved by the Federal Reserve, included share repurchase programs of up to $2.875 billion for the five quarter period ending with the second quarter of 2016. This amount does not include share repurchases in connection with various employee benefit plans referenced in note (a). In the first quarter of 2016, in accordance with PNC’s 2015 capital plan and under the share repurchase authorization in effect during that period, we repurchased 5.9 million shares of common stock on the open market, with an average price of $85.02 per share and an aggregate repurchase price of $.5 billion.

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

The PNC Financial Services Group, Inc. – Form 10-Q    111

CORPORATE INFORMATION

The PNC Financial Services Group, Inc.

Corporate Headquarters

The PNC Financial Services Group, Inc.

The Tower at PNC Plaza, 300 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2401

412-762-2000

Stock Listing

The common stock of The PNC Financial Services Group, Inc. is listed on the New York Stock Exchange under the symbol “PNC”.

Internet Information

The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About Us – Investor Relations.” We use our Twitter account, @pncnews, as an additional way of disseminating to the public information that may be relevant to investors.

We generally post the following under “About Us – Investor Relations” shortly before or promptly following its first use or release: financially-related press releases, including earnings releases and supplemental financial information, various SEC filings, including annual, quarterly and current reports and proxy statements, presentation materials associated with earnings and other investor conference calls or events, and access to live and recorded audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and adjusted information and we provide GAAP reconciliations when we refer to adjusted information and results. Where applicable, we provide GAAP reconciliations for such additional information in materials for that event or in materials for other prior investor presentations or in our annual, quarterly or current reports.

PNC is required periodically to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory and PNC-developed hypothetical severely adverse economic scenarios, as well as information concerning our capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. PNC is also required to make certain additional regulatory capital-related public disclosures about PNC’s capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Under these regulations, PNC may satisfy these requirements through postings on our website, and PNC has done so and expects to continue to do so without also providing disclosure of this information through filings with the SEC.

Other information posted on our corporate website that may not be available in our filings with the SEC includes information relating to our corporate governance and quarterly and annual communications from our chairman to shareholders.

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

112    The PNC Financial Services Group, Inc. – Form 10-Q

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

Registered shareholders should contact Shareholder Services at 800-982-7652.

Analysts and institutional investors should contact Bryan K. Gill, Senior Vice President, Director of Investor Relations, at 412-768-4143 or via email at investor.relations@pnc.com.

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

	High	Low	Close	Cash Dividends Declared (a)
2016 Quarter
First	$94.26	$77.67	$84.57	$.51
2015 Quarter
First	$96.71	$81.84	$93.24	$.48
Second	99.61	90.42	95.65	.51
Third	100.52	82.77	89.20	.51
Fourth	97.50	84.93	95.31	.51
Total				$2.01
(a)	Our Board approved a second quarter 2016 cash dividend of $.51 per common share, which is payable on May 5, 2016.

Dividend Policy

Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the Comprehensive Capital Analysis and Review (CCAR) process as described in the Executive Summary section of the Financial Review of this Report and in the Supervision and Regulation section in Item 1 of our 2015 Form 10-K.

Dividend Reinvestment And Stock Purchase Plan

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of our common stock to conveniently purchase additional shares of common stock. You can obtain a prospectus and enrollment form by contacting Shareholder Services at 800-982-7652.

Stock Transfer Agent And Registrar

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

Registered shareholders may contact the above phone number regarding dividends and other shareholder services.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 4, 2016 on its behalf by the undersigned thereunto duly authorized.

The PNC Financial Services Group, Inc.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    113