Form 10-Q
period 2016-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2016-08-03
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 22, 2016, there were 491,409,134 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2016 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2016 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2016 Form 10-Q (continued)

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

Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Financial Results (a)
Revenue
Net interest income	$2,068	$2,052	$4,166	$4,124
Noninterest income	1,726	1,814	3,293	3,473
Total revenue	3,794	3,866	7,459	7,597
Provision for credit losses	127	46	279	100
Noninterest expense	2,360	2,366	4,641	4,715
Income before income taxes and noncontrolling interests	$1,307	$1,454	$2,539	$2,782
Net income	$989	$1,044	$1,932	$2,048
Less:
Net income (loss) attributable to noncontrolling interests	23	4	42	5
Preferred stock dividends and discount accretion and redemptions	43	48	108	118
Net income attributable to common shareholders	$923	$992	$1,782	$1,925
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	6		12	2
Impact of BlackRock earnings per share dilution	3	5	6	10
Net income attributable to diluted common shares	$914	$987	$1,764	$1,913
Diluted earnings per common share	$1.82	$1.88	$3.49	$3.63
Cash dividends declared per common share	$.51	$.51	$1.02	$.99
Effective tax rate (b)	24.3%	28.2%	23.9%	26.4%
Performance Ratios
Net interest margin (c)	2.70%	2.73%	2.73%	2.78%
Noninterest income to total revenue	45%	47%	44%	46%
Efficiency	62%	61%	62%	62%
Return on:
Average common shareholders’ equity	8.87%	9.75%	8.66%	9.54%
Average assets	1.11%	1.19%	1.09%	1.18%
(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended June 30, 2016 and June 30, 2015 were $48 million and $49 million, respectively. The taxable-equivalent adjustments to net interest income for the six months ended June 30, 2016 and June 30, 2015 were $96 million and $98 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	June 30 2016	December 31 2015	June 30 2015
Balance Sheet Data (dollars in millions, except per share data)
Assets	$361,335	$358,493	$353,945
Loans	$209,056	$206,696	$205,153
Allowance for loan and lease losses	$2,685	$2,727	$3,272
Interest-earning deposits with banks (b)	$26,750	$30,546	$33,969
Investment securities	$71,801	$70,528	$61,362
Loans held for sale	$2,296	$1,540	$2,357
Goodwill	$9,103	$9,103	$9,103
Mortgage servicing rights	$1,222	$1,589	$1,558
Equity investments (c)	$10,469	$10,587	$10,531
Other assets	$25,316	$23,092	$24,032

Noninterest-bearing deposits	$77,866	$79,435	$77,369
Interest-bearing deposits	$171,912	$169,567	$162,335
Total deposits	$249,778	$249,002	$239,704
Borrowed funds	$54,571	$54,532	$58,276
Total shareholders’ equity	$45,558	$44,710	$44,515
Common shareholders’ equity	$42,103	$41,258	$41,066
Accumulated other comprehensive income	$736	$130	$379

Book value per common share	$85.33	$81.84	$79.64
Common shares outstanding (millions)	493	504	516
Loans to deposits	84%	83%	86%

Client Assets (in billions)
Discretionary client assets under management	$135	$134	$134
Nondiscretionary client assets under administration	126	125	128
Total client assets under administration (d)	261	259	262
Brokerage account client assets	44	43	44
Total client assets	$305	$302	$306

Capital Ratios
Transitional Basel III (e) (f)
Common equity Tier 1	10.6%	10.6%	10.6%
Tier 1 risk-based	11.9%	12.0%	12.0%
Total capital risk-based	14.3%	14.6%	14.9%
Leverage	10.2%	10.1%	10.3%
Pro forma Fully Phased-In Basel III (f)
Common equity Tier 1	10.2%	10.0%	10.0%
Common shareholders’ equity to assets	11.7%	11.5%	11.6%

Asset Quality
Nonperforming loans to total loans	1.08%	1.03%	1.10%
Nonperforming assets to total loans, OREO and foreclosed assets	1.20%	1.17%	1.25%
Nonperforming assets to total assets	.70%	.68%	.73%
Net charge-offs to average loans (for the three months ended) (annualized)	.26%	.23%	.13%
Allowance for loan and lease losses to total loans (g)	1.28%	1.32%	1.59%
Allowance for loan and lease losses to total nonperforming loans (g) (h)	119%	128%	145%
Accruing loans past due 90 days or more (in millions)	$754	$881	$914
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $26.3 billion, $30.0 billion, and $33.6 billion as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively.
(c)	Amounts include our equity interest in BlackRock.
(d)	As a result of certain investment advisory services performed by one of our registered investment advisors, certain assets are reported as both discretionary client assets under management and nondiscretionary client assets under administration. The amount of such assets was approximately $9 billion, $6 billion and $5 billion as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively.
(e)	Calculated using the regulatory capital methodology applicable to PNC during each period presented.
(f)	See Basel III Capital discussion in the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business in our 2015 Form 10-K. See also the Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratio – 2015 Periods table in the Statistical Information section of this Report for a reconciliation of the 2015 periods’ ratios.
(g)	See our 2015 Form 10-K for information on our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.
(h)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

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

•	The impact of market credit spreads on asset valuations;
•	Asset quality and the ability of customers, counterparties and issuers to perform in accordance with contractual terms;
•	Loan demand, utilization of credit commitments and standby letters of credit; and
•	Customer demand for non-loan products and services.

The PNC Financial Services Group, Inc. – Form 10-Q    3

In addition, our success will depend upon, among other things:

•	Execution of our strategic priorities and achieving targeted outcomes, including our ability to:
–	Build a leading banking franchise in our underpenetrated geographic markets;
–	Grow profitability through the acquisition and retention of customers and deepening relationships that meet our risk/return measures;
–	Increase revenue from fee income and provide innovative and valued products and services to our customers;
–	Bolster our critical infrastructure and streamline our core processes;
–	Utilize technology to develop and deliver products and services to our customers and protect PNC’s systems and customer information; and
–	Sustain our expense management.
•	Effectively managing capital and liquidity including:
–	Continuing to maintain and grow our deposit base as a low-cost stable funding source;
–	Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing and liquidity standards; and
–	Actions we take within the capital and other financial markets.
•	Managing credit risk in our portfolio;
•	Our ability to manage and implement strategic business objectives within the changing regulatory environment;
•	The impact of legal and regulatory-related contingencies; and
•	The appropriateness of reserves needed for critical accounting estimates and related contingencies.

For additional information, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2015 Form 10-K.

Income Statement Highlights

Net income for the second quarter of 2016 was $989 million, or $1.82 per diluted common share, a decrease of 5%, compared to $1.044 billion, or $1.88 per diluted common share, for the second quarter of 2015.

•	Net interest income increased $16 million, or 1%, to $2.1 billion.
•	Net interest margin decreased to 2.70% compared to 2.73% in second quarter 2015.
•	Noninterest income decreased $88 million, or 5%, to $1.7 billion as higher fee income was more than offset by lower other income.
•	Noninterest expense decreased $6 million to $2.4 billion reflecting PNC’s effective expense management.

For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

Credit Quality Highlights

Overall credit quality remained relatively stable at June 30, 2016 compared to December 31, 2015, except for certain energy related loans.

•	Nonperforming assets increased $90 million, or 4%, to $2.5 billion.
•	Overall loan delinquencies of $1.5 billion decreased $179 million, or 11%.
•

Provision for credit losses increased to $127 million for the second quarter of 2016 compared to $46 million for the second quarter of 2015. Second quarter 2016 provision included $48 million for energy related loans in the oil, gas and coal sectors.

•	Net charge-offs of $134 million for the second quarter of 2016 increased $67 million compared to the second quarter of 2015.

For additional detail, see the Credit Risk Management portion of the Risk Management section of the Consolidated Balance Sheet Review of this Financial Review.

Balance Sheet, Liquidity and Capital Highlights

PNC’s balance sheet continued to be well-positioned at June 30, 2016 compared to December 31, 2015 reflecting strong liquidity and capital.

•	Total loans increased $2.4 billion to $209.1 billion.
–	Total commercial lending grew $3.5 billion, or 3%.
–	Total consumer lending decreased $1.1 billion, or 2%.
•	Total deposits increased $.8 billion to $249.8 billion.
•	Investment securities increased $1.3 billion, or 2%, to $71.8 billion.
•	PNC maintained a strong liquidity position.
–	The Liquidity Coverage Ratio (LCR) at June 30, 2016 exceeded 100% for both PNC and PNC Bank, above the minimum phased-in requirement of 90% in 2016.
•	PNC maintained a strong capital position.
–	The Transitional Basel III common equity Tier 1 capital ratio remained stable at 10.6%.
–	Pro forma fully phased-in Basel III common equity Tier 1 capital ratio increased to an estimated 10.2% compared to 10.0% based on the standardized approach rules.
•	PNC continued to return capital to shareholders.
–	We completed common stock repurchase programs for the five quarter period that ended in the second quarter of 2016.
–

We returned a total of $4.0 billion of capital to shareholders through repurchases of 29.9 million common shares for $2.7 billion and dividends on common shares of $1.3 billion over the five-quarter period.

4    The PNC Financial Services Group, Inc. – Form 10-Q

–	Second quarter 2016 repurchases were 6.1 million common shares for $.5 billion and dividends on common shares were $.3 billion.
–	In June 2016, we announced share repurchase programs of up to $2.0 billion for the four-quarter period beginning in the third quarter of 2016.
–	PNC’s Board of Directors raised the quarterly dividend on common stock to 55 cents per share, an increase of 4 cents per share, or 8 percent, effective with the August 5, 2016 dividend.

See the Capital portion of the Consolidated Balance Sheet Review and the Liquidity Risk Management portion of the Risk Management section of this Financial Review for more detail on our 2016 capital and liquidity actions as well as more detail on our capital ratios.

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

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail our results during the first six months of 2016 and 2015 and balances at June 30, 2016 and December 31, 2015, respectively.

Average Consolidated Balance Sheet Highlights

Table 2: Summarized Average Balance Sheet

Six months ended June 30 Dollars in millions			Change
	2016	2015	$	%
Average assets
Interest-earning assets
Investment securities	$70,232	$58,310	$11,922	20%
Loans	207,757	205,272	2,485	1%
Interest-earning deposits with banks	25,998	31,392	(5,394)	(17)%
Other	7,606	9,236	(1,630)	(18)%
Total interest-earning assets	311,593	304,210	7,383	2%
Noninterest-earning assets	45,858	46,151	(293)	(1)%
Total average assets	$357,451	$350,361	$7,090	2%
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$170,335	$161,236	$9,099	6%
Borrowed funds	53,629	56,757	(3,128)	(6)%
Total interest-bearing liabilities	223,964	217,993	5,971	3%
Noninterest-bearing deposits	76,541	74,245	2,296	3%
Other liabilities	10,822	12,181	(1,359)	(11)%
Equity	46,124	45,942	182	-%
Total average liabilities and equity	$357,451	$350,361	$7,090	2%

Average investment securities increased due to higher average agency residential mortgage-backed securities and U.S. Treasury and government agency securities, partially offset by a decrease in average non-agency residential mortgage-backed securities. Total investment securities increased from 19% to 23% of average interest-earning assets.

The increase in average loans was driven by growth in average commercial real estate loans of $3.9 billion and average commercial loans of $1.4 billion, principally in our Corporate & Institutional Banking segment, partially offset by a decrease in consumer loans of $3.0 billion. The decline in consumer loans was primarily attributable to lower home equity and education loans, and included runoff in the non-strategic portfolio of residential mortgage and brokered home equity loans. Loans remained stable at 67% of average interest-earning assets in both periods.

The PNC Financial Services Group, Inc. – Form 10-Q    5

Average interest-earning deposits with banks, which are primarily maintained with the Federal Reserve Bank, decreased in the comparison reflecting a shift to higher yielding investment securities and loans as well as lower borrowed funds, partially offset by an increase in deposits.

Average total deposits increased $11.4 billion, primarily due to higher average savings deposits, which reflected a shift from money market deposits to relationship-based savings products. Additionally, average interest-bearing demand deposits and average noninterest-bearing deposits increased as overall deposits grew. Average total deposits increased from 67% to 69% of average assets in the comparison.

Average borrowed funds declined due to decreases in average commercial paper, Federal Home Loan Bank (FHLB) borrowings and federal funds purchased and repurchase agreements, partially offset by an increase in average bank notes and senior debt. The Liquidity Risk Management portion of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

Various seasonal and other factors impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. Total assets were $361.3 billion at June 30, 2016 compared with $358.5 billion at December 31, 2015. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at June 30, 2016 compared with December 31, 2015.

Recent Market and Industry Developments

On June 29, 2016, the Federal Reserve announced the results of the 2016 CCAR exercise. As we previously announced, the Federal Reserve accepted the capital plan that PNC submitted in April 2016 and did not object to the capital actions included in that plan. See the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review.

On July 6, 2016, the Federal Reserve granted the final one-year extension of the general conformance period available under the Volcker Rule provisions of the Dodd-Frank Act to give all banking entities until July 21, 2017, to conform their investments in, and relationships with, covered funds (as defined in the Volcker Rule) that were in place prior to December 31, 2013 (legacy covered funds). As a result, PNC now has until at least July 21, 2017, to divest or conform its remaining investments in, and relationships with, legacy covered funds, including certain of PNC’s REIT preferred securities that, as currently structured, are considered legacy covered funds. In the second quarter of 2016, PNC recorded negative valuation adjustments of $51 million in noninterest income primarily associated with nonconforming investments under the Volcker Rule. For additional information regarding the Volcker Rule and related considerations, see the Supervision and Regulation section in Item 1 Business and Item 1A Risk Factors of our 2015 Form 10-K. The Federal Reserve has the ability to provide up to an additional 5-year extended conformance period for investments held in, and relationships with, covered funds that qualify as illiquid funds under the Volcker Rule and the Federal Reserve’s regulations.

In June 2016, following a period of public comments, the FDIC revised and updated its FAQs concerning brokered deposits that were originally released in 2015. Federal banking laws and regulations apply a variety of requirements or restrictions on insured depository institutions with respect to brokered deposits. For example, as explained in these FAQs, only a “well capitalized” insured depository institution may accept or retain brokered deposits without prior regulatory approval and brokered deposits are generally subject to higher outflow assumptions than other types of deposits for purposes of the LCR. We do not anticipate that these revised FAQs will have a material impact on PNC’s deposit-taking activities or LCR.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Highlights

Table 3: Results Of Businesses – Summary (a)

(Unaudited)

	Net Income		Revenue		Average Assets (b)
Six months ended June 30 – in millions	2016	2015	2016	2015	2016	2015
Retail Banking	$575	$443	$3,332	$3,161	$71,880	$73,691
Corporate & Institutional Banking	921	990	2,691	2,647	136,913	131,711
Asset Management Group	97	99	569	595	7,822	7,974
Residential Mortgage Banking	33	47	340	413	6,037	7,190
BlackRock	246	269	311	351	6,919	6,760
Non-Strategic Assets Portfolio	81	137	175	230	5,677	7,094
Total business segments	1,953	1,985	7,418	7,397	235,248	234,420
Other (c) (d)	(21)	63	41	200	122,203	115,941
Total	$1,932	$2,048	$7,459	$7,597	$357,451	$350,361
(a)	Our business information is presented based on our internal management reporting practices. We periodically refine our internal methodologies as management reporting practices are enhanced. Net interest income in business segment results reflects PNC’s internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.
(b)	Period-end balances for BlackRock.
(c)	“Other” average assets include investment securities associated with asset and liability management activities.
(d)	“Other” includes differences between the total business segment financial results and our total consolidated net income. Additional detail is included in Note 14 Segment Reporting in the Notes To Consolidated Financial Statements in Part I, Item 1 this Report.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the second quarter of 2016 was $989 million, or $1.82 per diluted common share, a decrease of 5%, compared with $1.044 billion, or $1.88 per diluted common share, for the second quarter of 2015. For the first six months of 2016, net income was $1.9 billion, or $3.49 per diluted common share, a decrease of 6%, compared with $2.0 billion, or $3.63 per diluted common share, for the first six months of 2015.

Net income decreased in both comparisons driven by higher provision for credit losses and a 2% decline in revenue, partially offset by a 2% decrease in noninterest expense in the year-to-date comparison. Lower revenue in both comparisons reflected a 5% decline in noninterest income, partially offset by a 1% increase in net interest income.

Net Interest Income

Table 4: Net Interest Income and Net Interest Margin

	Three months ended June 30		Six months ended June 30
Dollars in millions	2016	2015	2016	2015
Net interest income	$2,068	$2,052	$4,166	$4,124
Net interest margin (a)	2.70%	2.73%	2.73%	2.78%
(a)	See footnote (c) in Table 1: Consolidated Financial Highlights on page 1.

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

Net interest income increased $16 million, or 1%, and $42 million, or 1%, for the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. The increases in both comparisons were attributable to increases in loan and securities balances and higher loan yields, partially offset by lower purchase accounting accretion, higher borrowing costs and lower securities yields.

Net interest margins decreased in both comparisons mainly due to lower benefit from purchase accounting accretion, partially offset by the impact of lower balances on deposit with the Federal Reserve.

In the third quarter of 2016, we expect net interest income to be stable with the second quarter of 2016.

For full year 2016, we expect purchase accounting accretion to be down approximately $175 million compared to 2015.

The PNC Financial Services Group, Inc. – Form 10-Q    7

Noninterest Income

Table 5: Noninterest Income

	Three months ended June 30				Six months ended June 30
	2016	2015	Change		2016	2015	Change
Dollars in millions			$	%			$	%
Noninterest income
Asset management	$377	$416	$(39)	(9)%	$718	$792	$(74)	(9)%
Consumer services	354	334	20	6%	691	645	46	7%
Corporate services	403	369	34	9%	728	713	15	2%
Residential mortgage	165	164	1	1%	265	328	(63)	(19)%
Service charges on deposits	163	156	7	4%	321	309	12	4%
Net gains on sales of securities	4	8	(4)	(50)%	13	50	(37)	(74)%
Other	260	367	(107)	(29)%	557	636	(79)	(12)%
Total noninterest income	$1,726	$1,814	$(88)	(5)%	$3,293	$3,473	$(180)	(5)%

Noninterest income decreased in both the quarterly and year-to-date comparisons. Noninterest income as a percentage of total revenue was 45% for the second quarter of 2016 compared to 47% for the same period in 2015. The comparable amounts for the year-to-date periods of 2016 and 2015 were 44% and 46%, respectively.

Asset management revenue decreased in both comparisons driven by lower earnings from our BlackRock equity investment and the impact of lower equity markets on both BlackRock and our asset management business segment. The decreases also included the impact from a $30 million trust settlement during the second quarter of 2015 in our asset management business segment. Discretionary client assets under management were $135 billion at June 30, 2016 compared with $134 billion at June 30, 2015.

Consumer services fees increased in both the quarterly and year-to-date comparisons, primarily due to growth in payment-related products including debit card, credit card and merchant services, as well as increased brokerage fees.

Corporate services revenue increased in both comparisons primarily as a result of higher merger and acquisition advisory fees and higher loan syndication fees.

Residential mortgage revenue decreased in the year-to-date comparison as a result of lower residential mortgage servicing rights valuation, net of economic hedge, and lower loan sales revenue, partially offset by higher servicing fee revenue.

Other noninterest income decreased in both comparisons mainly attributable to second quarter valuation adjustments of $51 million primarily associated with nonconforming investments under the Volcker Rule as well as lower net gains on sales of Visa Class B common shares. Net gains on the sale of Visa Class B common shares were $63 million on sales of 1.35 million shares for the first six months of 2016, including $31 million on the sale of 0.85 million shares in the second quarter of 2016, compared to $79 million on the sale of 1.0 million shares in the second quarter of 2015. Net gains consist of gains on Visa sales reduced by derivative fair value adjustments related to swap agreements with purchasers of Visa Class B common shares in connection with all prior sales.

In the third quarter of 2016, we expect fee income to remain stable with the second quarter of 2016. Fee income, a non-GAAP financial measure, refers to noninterest income categories of asset management, consumer services, corporate services, residential mortgage and service charges on deposits.

For full year 2016, we expect total revenue to be stable compared to 2015.

Provision For Credit Losses

The provision for credit losses increased $81 million to $127 million in the second quarter of 2016 compared to the second quarter of 2015 and increased $179 million to $279 million for the first six months of 2016 compared to the same period in 2015. The increase in both comparisons was primarily due to provision for energy related loans in the oil, gas, and coal sectors, which was $128 million for the first six months of 2016, including $48 million in the second quarter of 2016. The energy related loan portfolio weakened slightly in the second quarter of 2016 compared to the first quarter of 2016, but at a slower pace.

We expect our provision for credit losses in the third quarter of 2016 to be between $100 million and $150 million.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest Expense

Noninterest expense for the second quarter of 2016 remained stable at $2.4 billion compared to the second quarter of 2015. Noninterest expense decreased $74 million, or 2%, to $4.6 billion for the first six months of 2016 compared to the same period in 2015, primarily due to the release of $24 million in residential mortgage foreclosure-related reserves and lower legal accruals, and reflected our effective expense management.

As of June 30, 2016, we have completed actions to capture more than two-thirds of our 2016 continuous improvement savings goal of $400 million, and are on track to achieve the full-year goal. Through this program, we intend to help fund our continued investments in technology and business infrastructure throughout 2016.

We expect noninterest expense in the third quarter of 2016 to remain stable compared to the second quarter 2016, and full year 2016 noninterest expense to remain stable compared to full year 2015.

Effective Income Tax Rate

The effective income tax rate was 24.3% in the second quarter of 2016 compared to 28.2% in the second quarter of 2015 and 23.9% in the first six months of 2016 compared to 26.4% in the same period of 2015. Both declines were primarily attributable to increased tax credit investments and a change in 2015 to record the impact of historic tax credits as a reduction to the associated investment asset balance.

The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

We expect our full-year 2016 effective tax rate to be approximately 25%.

CONSOLIDATED BALANCE SHEET REVIEW

Table 6: Summarized Balance Sheet Data

	June 30 2016	December 31 2015	Change
Dollars in millions			$	%
Assets
Interest-earning deposits with banks	$26,750	$30,546	$(3,796)	(12)%
Loans held for sale	2,296	1,540	756	49%
Investment securities	71,801	70,528	1,273	2%
Loans	209,056	206,696	2,360	1%
Allowance for loan and lease losses	(2,685)	(2,727)	42	2%
Goodwill	9,103	9,103	—	—
Mortgage servicing rights	1,222	1,589	(367)	(23)%
Other intangible assets	329	379	(50)	(13)%
Other, net	43,463	40,839	2,624	6%
Total assets	$361,335	$358,493	$2,842	1%
Liabilities
Deposits	$249,778	$249,002	$776	—
Borrowed funds	54,571	54,532	39	—
Other	10,287	8,979	1,308	15%
Total liabilities	314,636	312,513	2,123	1%
Equity
Total shareholders’ equity	45,558	44,710	848	2%
Noncontrolling interests	1,141	1,270	(129)	(10)%
Total equity	46,699	45,980	719	2%
Total liabilities and equity	$361,335	$358,493	$2,842	1%

The PNC Financial Services Group, Inc. – Form 10-Q    9

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

PNC’s balance sheet reflected asset growth and strong liquidity and capital positions at June 30, 2016 as compared to December 31, 2015.

•

Total assets increased in the comparison primarily due to increases in loans, investment securities, and other assets driven by accounts receivable for trade date securities sales, partially offset by lower interest-earning deposits with banks.

•	Total liabilities increased mainly due to deposit growth and higher other liabilities driven by accounts payable for trade date securities purchases.
•	Total equity increased mainly due to increased retained earnings driven by net income, offset by share repurchases.

Loans

Outstanding loan balances of $209.1 billion at June 30, 2016 and $206.7 billion at December 31, 2015 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.4 billion at both June 30, 2016 and December 31, 2015.

Table 7: Details Of Loans

	June 30 2016	December 31 2015	Change
Dollars in millions			$	%
Commercial lending
Commercial
Manufacturing	$19,665	$19,014	$651	3%
Retail/wholesale trade	16,786	16,661	125	1%
Service providers	14,258	13,970	288	2%
Real estate related (a)	11,965	11,659	306	3%
Health care	9,092	9,210	(118)	(1)%
Financial services	7,400	7,234	166	2%
Other industries	21,396	20,860	536	3%
Total commercial	100,562	98,608	1,954	2%
Commercial real estate
Real estate projects (b)	16,468	15,697	771	5%
Commercial mortgage	12,372	11,771	601	5%
Total commercial real estate	28,840	27,468	1,372	5%
Equipment lease financing	7,620	7,468	152	2%
Total commercial lending	137,022	133,544	3,478	3%
Consumer lending
Home equity
Lines of credit	18,203	18,828	(625)	(3)%
Installment	12,680	13,305	(625)	(5)%
Total home equity	30,883	32,133	(1,250)	(4)%
Residential real estate
Residential mortgage	14,562	14,162	400	3%
Residential construction	237	249	(12)	(5)%
Total residential real estate	14,799	14,411	388	3%
Credit card	4,896	4,862	34	1%
Other consumer
Automobile	11,449	11,157	292	3%
Education	5,482	5,881	(399)	(7)%
Other	4,525	4,708	(183)	(4)%
Total consumer lending	72,034	73,152	(1,118)	(2)%
Total loans	$209,056	$206,696	$2,360	1%
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Loan growth was the result of an increase in total commercial lending driven by commercial and commercial real estate loans, partially offset by a decline in consumer lending due to lower home equity and education loans.

Loans represented 58% of total assets at both June 30, 2016 and December 31, 2015. Commercial lending represented 66% of the loan portfolio at June 30, 2016 and 65% at December 31, 2015. Consumer lending represented 34% of the loan portfolio at June 30, 2016 and 35% at December 31, 2015. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our loan portfolio.

Total loans above include purchased impaired loans of $3.2 billion, or 2% of total loans, at June 30, 2016, and $3.5 billion, or 2% of total loans, at December 31, 2015.

For the third quarter of 2016, we expect total loans to be up modestly compared to the second quarter of 2016.

Allowance for Loan and Lease Losses (ALLL)

Information regarding our higher risk loans and ALLL is included in the Credit Risk Management portion of the Risk Management section of this Financial Review, Note 1 Accounting Policies in our 2015 Form 10-K and Note 3 Asset Quality and Note 4 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in our Notes To Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Purchased Impaired Loans

The following table provides further detail on purchased impaired loans at June 30, 2016 and December 31, 2015:

Table 8: Purchased Impaired Loans – Balances

	June 30, 2016			December 31, 2015
In millions	Outstanding Balance (a)	Recorded Investment	Carrying Value	Outstanding Balance (a)	Recorded Investment	Carrying Value
Total commercial lending	$185	$138	$94	$249	$169	$120
Total consumer lending	3,379	3,098	2,817	3,684	3,353	3,092
Total	$3,564	$3,236	$2,911	$3,933	$3,522	$3,212
(a)	Outstanding balance represents the balance on the loan servicing system. Recorded investment may be greater than the outstanding balance due to expected recoveries of collateral.

The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan using the constant effective yield method. Activity for the accretable yield during the first six months of 2016 and 2015 follows:

Table 9: Purchased Impaired Loans – Accretable Yield

In millions	2016	2015
January 1	$1,250	$1,558
Accretion (including excess cash recoveries)	(199)	(252)
Net reclassifications to accretable from non-accretable	110	146
Disposals	(4)	(9)
June 30	$1,157	$1,443

We currently expect to collect total cash flows of $4.1 billion on purchased impaired loans, representing the $2.9 billion carrying value at June 30, 2016 and accretable net interest of $1.2 billion.

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of June 30, 2016.

Table 10: Weighted Average Life of the Purchased Impaired Portfolios

As of June 30, 2016 Dollars in millions	Recorded Investment	WAL (a)
Commercial	$26	2.2 years
Commercial real estate	112	1.5 years
Consumer (b)	1,263	3.9 years
Residential real estate	1,835	4.6 years
Total	$3,236	4.2 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

For more information on purchased impaired loans and the accretable yield, see Note 1 Accounting Policies in our 2015 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    11

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

Table 11: Investment Securities

	June 30, 2016		December 31, 2015		Ratings (a) As of June 30, 2016
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$10,057	$10,429	$10,022	$10,172	100%
Agency residential mortgage-backed	35,274	36,068	34,250	34,408	100
Non-agency residential mortgage-backed	3,772	3,920	4,225	4,392	11		4%	80%	5%
Agency commercial mortgage-backed	2,849	2,918	3,045	3,086	100
Non-agency commercial mortgage-backed (b)	5,171	5,242	5,624	5,630	79	9%	2	2	8
Asset-backed (c)	6,387	6,394	6,134	6,130	90	3		6	1
State and municipal	3,915	4,206	3,936	4,126	89	6			5
Other debt	2,638	2,703	2,211	2,229	50	34	15		1
Corporate stock and other	483	484	590	589					100
Total investment securities (d)	$70,546	$72,364	$70,037	$70,762	90%	3%	1%	5%	1%
(a)	Ratings percentages allocated based on amortized cost.
(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.
(c)	Collateralized primarily by corporate debt, government guaranteed student loans and other consumer credit products.
(d)	Includes available for sale and held to maturity securities.

Investment securities represented 20% of total assets at both June 30, 2016 and December 31, 2015.

We evaluate our investment securities portfolio in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. At June 30, 2016, 90% of the securities in the portfolio were rated AAA/AA, with U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively representing 68% of the portfolio.

The investment securities portfolio includes both available for sale and held to maturity securities. Securities classified as available for sale are carried at fair value with net unrealized gains and losses, representing the difference between amortized cost and fair value, included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, on our Consolidated Balance Sheet. Securities classified as held to maturity are carried at amortized cost. As of June 30, 2016, the amortized cost and fair value of available for sale securities totaled $55.6 billion and $56.9 billion, respectively, compared to an amortized cost and fair value as of December 31, 2015 of $55.3 billion and $55.8 billion, respectively. The amortized cost and fair value of held to maturity securities were $14.9 billion and $15.5 billion, respectively, at June 30, 2016, compared to $14.8 billion and $15.0 billion, respectively, at December 31, 2015.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains in the total investment securities portfolio increased to $1.8 billion at June 30, 2016 from $0.7 billion at December 31, 2015. The comparable amounts for the securities available for sale portfolio were $1.3 billion at June 30, 2016 and $0.5 billion at December 31, 2015.

Unrealized gains and losses on available for sale debt securities do not impact liquidity; however these gains and losses do affect capital under the regulatory capital rules. Also, a change in the securities’ credit ratings could impact the liquidity of the securities and may be indicative of a change in credit quality, which could affect our risk-weighted assets and, therefore, our risk-based regulatory capital ratios under the regulatory capital rules. In addition, the amount representing the credit-related portion of other-than-temporary impairment (OTTI) on securities would reduce our earnings and regulatory capital ratios.

The duration of investment securities was 2.0 years at June 30, 2016. We estimate that at June 30, 2016 the effective duration of investment securities was 2.1 years for an immediate 50 basis points parallel increase in interest rates and 1.8 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2015 for the effective duration of investment securities were 2.8 years and 2.6 years, respectively.

Based on current interest rates and expected prepayment speeds, the weighed-average expected maturity of the investment securities portfolio (excluding corporate stock and other) was 4.0 years at June 30, 2016 compared to 4.8 years at December 31, 2015. The weighted-average expected maturities of mortgage and other asset-backed debt securities were as follows as of June 30, 2016:

12    The PNC Financial Services Group, Inc. – Form 10-Q

Table 12: Weighted-Average Expected Maturities of Mortgage and Other Asset-Backed Debt Securities

June 30, 2016	Years
Agency residential mortgage-backed securities	3.4
Non-agency residential mortgage-backed securities	5.3
Agency commercial mortgage-backed securities	2.9
Non-agency commercial mortgage-backed securities	3.6
Asset-backed securities	2.6

At least quarterly, we conduct a comprehensive security-level impairment assessment on all securities. If economic conditions, including home prices, were to deteriorate from current levels, and if market volatility and liquidity were to deteriorate from current levels, or if market interest rates were to increase or credit spreads were to widen appreciably, the valuation of our investment securities portfolio would likely be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement. For those securities on our balance sheet at June 30, 2016, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities. The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower.

Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report.

Loans Held for Sale

Table 13: Loans Held For Sale

	June 30 2016	December 31 2015	Change
In millions			$	%
Commercial mortgages	$1,000	$668	$332	50%
Residential mortgages	1,137	850	287	34%
Other	159	22	137	623%
Total	$2,296	$1,540	$756	49%

Loans held for sale increased in the comparison reflecting higher origination volumes in both commercial and residential mortgages.

We sold $1.5 billion of commercial mortgage loans to agencies during the first six months of 2016 compared to $2.2 billion during the first six months of 2015. Total revenue of $33 million was recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, during the first six months of 2016, including $16 million in the second quarter. Comparable amounts for 2015 were $51 million and $36 million, respectively. These amounts are included in Other noninterest income on the Consolidated Income Statement.

Residential mortgage loan origination volume was $4.5 billion during the first six months of 2016 compared to $5.5 billion in the same period in 2015. The majority of such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $2.8 billion of loans and recognized loan sales revenue of $159 million during the first six months of 2016, of which $95 million occurred in the second quarter. The comparable amounts for 2015 were $4.0 billion and $203 million, respectively, including $99 million in the second quarter. These loan sales revenue amounts are included in Residential mortgage noninterest income on the Consolidated Income Statement.

Interest income on loans held for sale was $34 million during the first six months of 2016, including $18 million in the second quarter. Comparable amounts for 2015 were $46 million and $23 million, respectively. These amounts are included in Other interest income on the Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 6 Fair Value in our Notes To Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Funding Sources

Table 14: Details Of Funding Sources

	June 30 2016	December 31 2015	Change
Dollars in millions			$	%
Deposits
Money market	$110,435	$118,079	$(7,644)	(6)%
Demand	90,356	90,038	318	–
Savings	29,936	20,375	9,561	47%
Retail certificates of deposit	17,359	17,405	(46)	–
Time deposits in foreign offices and other time deposits	1,692	3,105	(1,413)	(46)%
Total deposits	249,778	249,002	776	–
Borrowed funds
Federal funds purchased and repurchase agreements	1,620	1,777	(157)	(9)%
FHLB borrowings	18,055	20,108	(2,053)	(10)%
Bank notes and senior debt	23,588	21,298	2,290	11%
Subordinated debt	8,764	8,556	208	2%
Other	2,544	2,793	(249)	(9)%
Total borrowed funds	54,571	54,532	39	–
Total funding sources	$304,349	$303,534	$815	–

The PNC Financial Services Group, Inc. – Form 10-Q    13

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our 2016 capital and liquidity activities.

Total deposits increased in the comparison mainly due to growth in savings deposits reflecting in part a shift from money market deposits to relationship-based savings products. Interest-bearing deposits represented 69% of total deposits at June 30, 2016 and 68% at December 31, 2015.

Total borrowed funds increased slightly in the comparison as higher bank notes and senior debt were substantially offset by maturities of FHLB borrowings.

Capital

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing debt, equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

We repurchase shares of PNC common stock under common stock repurchase authorizations approved by PNC’s Board of Directors and consistent with capital plans submitted to, and accepted by, the Federal Reserve. The extent and timing of share repurchases under authorizations will depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, contractual and regulatory limitations, and the results of future supervisory assessments of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process.

In the second quarter of 2016, we repurchased 6.1 million common shares for $.5 billion, completing our common stock repurchase programs for the five quarter period that ended in June 2016. We returned a total of $4.0 billion of capital to shareholders through repurchases of 29.9 million common shares for $2.7 billion and dividends on common shares of $1.3 billion over the five quarter period, consistent with the capital plan accepted by the Federal Reserve as part of our 2015 CCAR submission.

In connection with the 2016 CCAR process, we submitted our capital plan as approved by PNC’s Board of Directors, to the Federal Reserve in April 2016. The Federal Reserve accepted the capital plan and did not object to our proposed capital actions. As provided for in the 2016 capital plan, PNC announced new share repurchase programs of up to $2.0 billion for the four-quarter period beginning in the third quarter of 2016, including repurchases of up to $200 million related to employee benefit plans.

We paid dividends on common stock of $.3 billion, or 51 cents per common share, during the second quarter of 2016. On July 7, 2016, the PNC Board of Directors raised the quarterly common stock cash dividend to 55 cents per share, an increase of 4 cents, or 8%, payable on August 5, 2016.

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

Table 15: Shareholders’ Equity

	June 30 2016	December 31 2015	Change
Dollars in millions			$	%
Shareholders’ equity
Preferred stock (a)
Common stock	$2,709	$2,708	$1	–
Capital surplus – preferred stock	3,455	3,452	3	–
Capital surplus – common stock and other	12,653	12,745	(92)	(1)%
Retained earnings	30,309	29,043	1,266	4%
Accumulated other comprehensive income	736	130	606	466%
Common stock held in treasury at cost	(4,304)	(3,368)	(936)	(28)%
Total shareholders’ equity	$45,558	$44,710	$848	2%
(a)	Par value less than $.5 million at each date.

The increase in total shareholders’ equity compared to December 31, 2015 was mainly due to a $1.3 billion increase in retained earnings and higher accumulated other comprehensive income primarily related to net securities gains, partially offset by common share repurchases of $1.0 billion. The increase in retained earnings was driven by net income of $1.9 billion, reduced by $.6 billion of common and preferred dividends declared. Common shares outstanding were 493 million and 504 million at June 30, 2016, and December 31, 2015, respectively.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Table 16: Basel III Capital

	June 30, 2016
Dollars in millions	2016 Transitional Basel III (a)	Pro forma Fully Phased-In Basel III (estimated) (b)(c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$11,058	$11,058
Retained earnings	30,309	30,309
Accumulated other comprehensive income for securities currently and previously held as available for sale	499	831
Accumulated other comprehensive income for pension and other postretirement plans	(327)	(545)
Goodwill, net of associated deferred tax liabilities	(8,833)	(8,833)
Other disallowed intangibles, net of deferred tax liabilities	(175)	(291)
Other adjustments/(deductions)	(158)	(165)
Total common equity Tier 1 capital before threshold deductions	32,373	32,364
Total threshold deductions	(710)	(1,185)
Common equity Tier 1 capital	31,663	31,179
Additional Tier 1 capital
Preferred stock plus related surplus	3,455	3,455
Trust preferred capital securities	–	–
Noncontrolling interests (d)	418	45
Other adjustments/(deductions)	(86)	(109)
Tier 1 capital	35,450	34,570
Additional Tier 2 capital
Qualifying subordinated debt	4,041	3,845
Trust preferred capital securities	119	–
Allowance for loan and lease losses included in Tier 2 capital	2,989	2,989
Other (d)	6	11
Total Basel III capital	$42,605	$41,415
Risk-weighted assets
Basel III standardized approach risk-weighted assets (e)	$297,724	$305,918
Basel III advanced approaches risk-weighted assets (f)	N/A	$278,863
Average quarterly adjusted total assets	$348,195	$347,572
Supplementary leverage exposure (g)	$411,912	$411,289
Basel III risk-based capital and leverage ratios
Common equity Tier 1	10.6%	10.2	%(h)(i)
Tier 1	11.9%	11.3	%(h)(j)
Total	14.3%	13.5	%(h)(k)
Leverage (l)	10.2%	9.9%
Supplementary leverage ratio (m)	8.6%	8.4%
(a)	Calculated using the regulatory capital methodology applicable to PNC during 2016.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions. Pro forma fully phased-in capital amounts, ratios and risk-weighted and leverage-related assets are estimated.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Primarily includes REIT Preferred Securities for transitional and pro forma fully phased-in.
(e)	Includes credit and market risk-weighted assets.
(f)	Basel III advanced approaches risk-weighted assets are estimated based on the Basel III advanced approaches rules, and include credit, market, and operational risk-weighted assets. During the parallel run qualification phase PNC has refined the data, models, and internal processes used as part of the advanced approaches for determining risk-weighted assets. We anticipate additional refinements to this estimate through the parallel run qualification phase.
(g)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.
(h)	Pro forma fully phased-in Basel III capital ratio based on Basel III standardized approach risk-weighted assets and rules.

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    15

(continued from previous page)

(i)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio estimate is 11.2%. This capital ratio is calculated using pro forma fully phased-in Common equity Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(j)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio estimate is 12.4%. This capital ratio is calculated using fully phased-in Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(k)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Total capital risk-based capital ratio estimate is 13.8%. This ratio is calculated using fully phased-in Total Basel III capital, which under the advanced approaches, Additional Tier 2 capital includes allowance for loan and lease losses in excess of Basel expected credit losses, if any, up to 0.6% of credit risk related risk-weighted assets and dividing by estimated Basel III advanced approach risk-weighted assets.
(l)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.
(m)	Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank will be subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

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

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our June 30, 2016 capital levels were aligned with them.

At June 30, 2016, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Transitional Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital, and a Leverage ratio of at least 5%.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on PNC in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 19 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Form 10-K. See the Statistical Information (Unaudited) section of this Report for details on PNC’s December 31, 2015 and June 30, 2015 Transitional Basel III and Pro forma fully phased-in Basel III common equity tier 1 capital ratios.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve unconsolidated entities or that are otherwise not reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in our 2015 Form 10-K and in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Financial Review,
•	Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements, and
•	Note 13 Commitments and Guarantees in the Notes To Consolidated Financial Statements.

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of June 30, 2016 and December 31, 2015, is included in Note 2 of this Report.

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

FAIR VALUE MEASUREMENTS

In addition to the following, see Note 6 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding fair value.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 17: Fair Value Measurements – Summary

	June 30, 2016		December 31, 2015
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$73,459	$8,188	$68,804	$8,606
Total assets at fair value as a percentage of consolidated assets	20%		19%
Level 3 assets as a percentage of total assets at fair value		11%		13%
Level 3 assets as a percentage of consolidated assets		2%		2%
Total liabilities	$7,197	$406	$4,892	$495
Total liabilities at fair value as a percentage of consolidated liabilities	2%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		6%		10%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Business segment results, including the basis of presentation of inter-segment revenues, and a description of each business are included in Note 14 Segment Reporting included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Certain amounts included in this Business Segments Review and the Business Segments Highlights in the Executive Summary section of this Financial Review differ from those amounts shown in Note 14, primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis.

Net interest income in business segment results reflects PNC’s internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.

The PNC Financial Services Group, Inc. – Form 10-Q    17

Retail Banking

(Unaudited)

Table 18: Retail Banking Table

Six months ended June 30 Dollars in millions, except as noted			Change
	2016	2015	$	%
Income Statement
Net interest income	$2,231	$2,083	$148	7%
Noninterest income	1,101	1,078	23	2%
Total revenue	3,332	3,161	171	5%
Provision for credit losses	106	94	12	13%
Noninterest expense	2,318	2,368	(50)	(2)%
Pretax earnings	908	699	209	30%
Income taxes	333	256	77	30%
Earnings	$575	$443	$132	30%
Average Balance Sheet
Loans
Consumer
Home equity	$26,526	$27,964	$(1,438)	(5)%
Automobile	10,882	10,340	542	5%
Education	5,754	6,506	(752)	(12)%
Credit cards	4,755	4,446	309	7%
Other	1,807	1,887	(80)	(4)%
Total consumer	49,724	51,143	(1,419)	(3)%
Commercial and commercial real estate	12,435	12,812	(377)	(3)%
Residential mortgage	567	731	(164)	(22)%
Total loans	$62,726	$64,686	$(1,960)	(3)%
Total assets	$71,880	$73,691	$(1,811)	(2)%
Deposits
Noninterest-bearing demand	$26,577	$23,015	$3,562	15%
Interest-bearing demand	38,378	36,054	2,324	6%
Money market	48,739	54,071	(5,332)	(10)%
Savings	23,954	13,245	10,709	81%
Certificates of deposit	15,199	17,032	(1,833)	(11)%
Total deposits	$152,847	$143,417	$9,430	7%
Performance Ratios
Return on average assets	1.61%	1.21%
Noninterest income to total revenue	33%	34%
Efficiency	70%	75%
Supplemental Noninterest Income Information
Service charges on deposits	$306	$294	$12	4%
Brokerage	$149	$138	$11	8%
Consumer services	$525	$487	$38	8%
Other Information (a)
Customer-related statistics (average):
Non-teller deposit transactions (b)	48%	41%
Digital consumer customers (c)	57%	51%
Credit-related statistics:
Nonperforming assets (d)	$995	$1,127	$(132)	(12)%
Net charge-offs	$171	$185	$(14)	(8)%
Annualized net charge-off ratio	.55%	.58%
Other statistics:
ATMs	8,993	8,880	113	1%
Branches (e)	2,601	2,644	(43)	(2)%
Universal branches (f)	467	347	120	35%
Brokerage account client assets (billions) (g)	$44	$44	–	–

18    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Presented as of June 30, except for customer-related statistics, which are averages for the six months ended, and net charge-offs and annualized net charge-off ratio, which are for the six months ended.
(b)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(c)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.
(d)	Includes nonperforming loans of $.9 billion at June 30, 2016 and $1.1 billion at June 30, 2015.
(e)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(f)	Included in total branches, represents branches operating under our Universal model.
(g)	Amounts include cash and money market balances.

Retail Banking earned $575 million in the first six months of 2016 compared with earnings of $443 million for the first six months of 2015. The increase in earnings was driven by higher revenue, including both net interest income and noninterest income, as well as a decrease in noninterest expense. Retail Banking continues to enhance the customer experience with refinements to product offerings that drive product value for consumers and small businesses. We are focused on growing customer share of wallet through the sale of liquidity, banking, and investment products that meet the broad range of financial needs of our customers.

Retail Banking continued to focus on the strategic priority of transforming the customer experience through transaction migration, branch network transformation and multi-channel sales and service strategies.

•	In the first six months of 2016, approximately 57% of consumer customers used non-teller channels for the majority of their transactions compared with 51% for the same period in 2015.
•	Deposit transactions via ATM and mobile channels increased to 48% of total deposit transactions in the first six months of 2016 compared with 41% for the same period in 2015.
•

Integral to PNC’s retail branch transformation strategy, 467 branches, or 18% of the branch network, operate under the universal model designed to enhance sales opportunities for branch personnel, in part, by driving higher ATM and mobile deposits. PNC had a network of 2,601 branches and 8,993 ATMs at June 30, 2016.

•	Instant debit card issuance, which enables us to print a customer’s debit card in minutes, was available in 1,776 branches, or 68% of the branch network, as of June 30, 2016.

Net interest income increased in the comparison due to growth in deposit balances and interest rate spread on the value of deposits, partially offset by lower loan balances and interest rate spread compression on the value of loans.

Growth in noninterest income primarily resulted from execution on our share of wallet strategy, which drove increased consumer service fee income from payment-related products, specifically in debit card, credit card and merchant services, as well as increased brokerage fees. Noninterest income in the first six months of 2016 also reflected net gains of $63 million on sales of 1.35 million Visa Class B common shares compared with a net gain of $79 million on the sale of 1.0 million shares in the second quarter of 2015. Net gains on Visa sales include derivative fair value adjustments related to swap agreements with purchasers of Visa Class B common shares in connection with all prior sales.

The decline in noninterest expense in the comparison was due to lower marketing expense and reduced branch network expenses as a result of network transformation and transaction migration to lower cost digital and ATM channels.

Provision for credit losses increased compared to the same period a year ago, reflecting slowing credit quality improvement.

The deposit strategy of Retail Banking is to remain disciplined on pricing, focused on growing and retaining relationship-based balances, executing on market specific deposit growth strategies, and providing a source of low-cost funding and liquidity to PNC.

In the first six months of 2016, average total deposits of $152.8 billion increased compared to the same period a year ago, driven by growth in savings deposits reflecting in part a shift from money market deposits to relationship-based savings products. Additionally, demand deposit categories increased, partially offset by a decline in certificates of deposit, due to the net runoff of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy that targets specific products and markets for growth. The decline in average total loans in the comparison was due to a decline in home equity and commercial loans and runoff of non-strategic portions of the portfolios, as more fully described below.

•

Average home equity loans decreased as pay-downs and payoffs on loans exceeded new originated volume, consistent with lower mortgage refinance demand. Retail Banking’s home equity loan portfolio is relationship based, with over 97% of the portfolio attributable to borrowers in our primary geographic footprint. The weighted-average updated FICO scores for this portfolio was 752 at both June 30, 2016 and December 31, 2015.

•	Average commercial and commercial real estate loans declined as pay-downs and payoffs on loans exceeded new volume.
•	Average automobile loans, comprised of both direct and indirect auto loans, increased primarily due to portfolio growth in previously underpenetrated markets.
•	Average credit card balances increased as a result of efforts to increase credit card share of wallet through organic growth.
•

In the first six months of 2016, average loan balances for the remainder of the portfolio declined $996 million, or 11%, compared to the same period in 2015, driven by declines in the discontinued government guaranteed education, indirect other, and residential mortgage portfolios, which are primarily runoff portfolios.

Nonperforming assets decreased compared to June 30, 2015 driven by declines in both consumer and commercial nonperforming loans.

The PNC Financial Services Group, Inc. – Form 10-Q    19

Corporate & Institutional Banking

(Unaudited)

Table 19: Corporate & Institutional Banking Table

Six months ended June 30 Dollars in millions, except as noted			Change
	2016	2015	$	%
Income Statement
Net interest income	$1,724	$1,726	$(2)	–
Noninterest income	967	921	46	5%
Total revenue	2,691	2,647	44	2%
Provision for credit losses	176	37	139	376%
Noninterest expense	1,070	1,061	9	1%
Pretax earnings	1,445	1,549	(104)	(7)%
Income taxes	524	559	(35)	(6)%
Earnings	$921	$990	$(69)	(7)%
Average Balance Sheet
Loans held for sale	$754	$1,048	$(294)	(28)%
Loans
Commercial	$87,193	$85,228	$1,965	2%
Commercial real estate	26,157	22,319	3,838	17%
Equipment lease financing	6,856	6,920	(64)	(1)%
Total commercial lending	120,206	114,467	5,739	5%
Consumer	470	1,113	(643)	(58)%
Total loans	$120,676	$115,580	$5,096	4%
Total assets	$136,913	$131,711	$5,202	4%
Deposits
Noninterest-bearing demand	$45,588	$47,449	$(1,861)	(4)%
Money market	21,185	22,002	(817)	(4)%
Other	12,137	9,368	2,769	30%
Total deposits	$78,910	$78,819	$91	–
Performance Ratios
Return on average assets	1.36%	1.52%
Noninterest income to total revenue	36%	35%
Efficiency	40%	40%
Other Information
Commercial loan servicing portfolio (a) (b)	$459	$436	$23	5%
Consolidated revenue from: (c)
Treasury Management (d)	$762	$653	$109	17%
Capital Markets (d)	$387	$385	$2	1%
Commercial mortgage banking activities
Commercial mortgage loans held for sale (e)	$50	$73	$(23)	(32)%
Commercial mortgage loan servicing income (f)	132	121	11	9%
Commercial mortgage servicing rights valuation, net of economic hedge (g)	21	24	(3)	(13)%
Total	$203	$218	$(15)	(7)%
Average Loans (by C&IB business)
Corporate Banking	$56,933	$58,323	$(1,390)	(2)%
Real Estate	35,989	30,248	5,741	19%
Business Credit	14,769	14,415	354	2%
Equipment Finance	11,079	10,938	141	1%
Other	1,906	1,656	250	15%
Total average loans	$120,676	$115,580	$5,096	4%
Net carrying amount of commercial mortgage servicing rights (a)	$448	$543	$(95)	(17)%
Credit-related statistics:
Nonperforming assets (a) (h)	$752	$463	$289	62%
Net charge-offs / (recoveries)	$100	$(20)	$120	600%
(a)	As of June 30.
(b)	Represents loans serviced for PNC and others.

20    The PNC Financial Services Group, Inc. – Form 10-Q

(c)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(d)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(e)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(f)	Includes net interest income and noninterest income (primarily in corporate services fees) from loan servicing net of reduction in commercial mortgage servicing rights due to time decay and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(g)	Amounts reported in corporate services revenue.
(h)	Includes nonperforming loans of $.7 billion at June 30, 2016 and $.4 billion at June 30, 2015.

Corporate & Institutional Banking earned $921 million in the first six months of 2016 compared with earnings of $990 million for the first six months of 2015. The decrease in earnings was primarily due to an increase in the provision for credit losses, partially offset by higher noninterest income. We continue to focus on building client relationships where the risk-return profile is attractive, including in the Southeast.

Net interest income decreased slightly in the comparison, as continued interest rate spread compression on loans and lower purchase accounting accretion were essentially offset by the impact of higher average loans and deposits as well as interest rate spread expansion on deposits.

Higher noninterest income in the comparison was primarily due to an equity investment gain and higher merger and acquisition advisory fees, structuring fees on asset securitizations and loan syndication fees. These increases were partially offset by lower multifamily loans originated for sale to agencies and lower revenue associated with credit valuations for customer-related derivative activities.

Overall credit quality for the first six months of 2016 remained relatively stable, except for deterioration related to certain energy related loans, which was the primary driver for the increases in provision for credit losses, net charge-offs and nonperforming assets in the year over year comparisons. Increased provision for credit losses also reflected the impact of continued loan growth.

Noninterest expense increased nominally in the comparison reflecting disciplined expense management.

Average loans increased in the comparison due to strong growth in Real Estate, partially offset by a decline in Corporate Banking:

•

PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Higher average loans for this business was primarily due to growth in commercial lending driven by higher term and REIT lending.

•

Corporate Banking provides lending, treasury management and capital markets-related products and services to midsized and large corporations, government and not-for-profit entities. Average loans for this business declined in the comparison, reflecting the impact of ongoing capital and liquidity management activities, partially offset by increased lending to large corporate clients.

•

PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased in the comparison due to new originations.

•	PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S.
and Canada. Average loans, including commercial loans and finance leases, and operating leases were $11.8 billion in the first six months of 2016, stable with the first six months of 2015.

Average deposits increased slightly compared to the prior year period, as a result of interest-bearing demand deposit growth, mostly offset by decreases in noninterest-bearing demand deposits and money market deposits.

Growth in the commercial loan servicing portfolio was driven by servicing additions from new and existing customers exceeding portfolio run-off.

Product Revenue

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 19 in the Corporate & Institutional Banking portion of this Business Segments Review section includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, increased in the comparison to the prior year period, driven by liquidity-related revenue.

Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. Revenue from capital markets-related products and services increased slightly in the comparison, as higher merger and acquisition advisory fees, structuring fees on asset securitizations and loan syndication fees were mostly offset by lower revenue associated with credit valuations for customer-related derivative activities and lower equity capital markets advisory fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total commercial mortgage banking activities decreased in the comparison due to lower multifamily loans originated for sale to agencies, partially offset by higher mortgage servicing revenue.

The PNC Financial Services Group, Inc. – Form 10-Q    21

Asset Management Group

(Unaudited)

Table 20: Asset Management Group Table

Six months ended June 30 Dollars in millions, except as noted			Change
	2016	2015	$	%
Income Statement
Net interest income	$153	$144	$9	6%
Noninterest income	416	451	(35)	(8)%
Total revenue	569	595	(26)	(4)%
Provision for credit losses	3	13	(10)	(77)%
Noninterest expense	412	425	(13)	(3)%
Pretax earnings	154	157	(3)	(2)%
Income taxes	57	58	(1)	(2)%
Earnings	$97	$99	$(2)	(2)%
Average Balance Sheet
Loans
Consumer	$5,565	$5,669	$(104)	(2)%
Commercial and commercial real estate	778	938	(160)	(17)%
Residential mortgage	1,014	878	136	15%
Total loans	$7,357	$7,485	$(128)	(2)%
Total assets	$7,822	$7,974	$(152)	(2)%
Deposits
Noninterest-bearing demand	$1,400	$1,344	$56	4%
Interest-bearing demand	4,183	4,127	56	1%
Money market	4,494	4,873	(379)	(8)%
Savings	1,783	171	1,612	943%
Other	276	285	(9)	(3)%
Total deposits	$12,136	$10,800	$1,336	12%
Performance Ratios
Return on average assets	2.50%	2.50%
Noninterest income to total revenue	73%	76%
Efficiency	72%	71%
Other Information
Total nonperforming assets (a) (b)	$48	$56	$(8)	(14)%
Total net charge-offs	$6	$11	$(5)	(45)%
Client Assets Under Administration (in billions) (a) (c) (d)
Discretionary client assets under management	$135	$134	$1	1%
Nondiscretionary client assets under administration	126	128	(2)	(2)%
Total	$261	$262	$(1)	–
Discretionary client assets under management
Personal	$84	$86	$(2)	(2)%
Institutional	51	48	$3	6%
Total	$135	$134
Equity	$72	$75	$(3)	(4)%
Fixed Income	40	41	$(1)	(2)%
Liquidity/Other	23	18	$5	28%
Total	$135	$134
(a)	As of June 30.
(b)	Includes nonperforming loans of $44 million at June 30, 2016 and $53 million at June 30, 2015.
(c)	Excludes brokerage account client assets.
(d)	As a result of certain investment advisory services performed by one of our registered investment advisors, certain assets are reported as both discretionary client assets under management and nondiscretionary client assets under administration. The amount of such assets was approximately $9 billion at June 30, 2016 and $5 billion at June 30, 2015.

22    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group earned $97 million through the first six months of 2016 compared with earnings of $99 million for the first six months of 2015. Earnings for the first six months of 2016 decreased compared with the first six months of 2015 due to lower revenue, partially offset by lower noninterest expense and provision for credit losses.

Total revenue declined in the comparison due to lower noninterest income reflecting a $30 million trust settlement in the second quarter of 2015 and lower average equity markets, partially offset by higher net interest income.

Noninterest expense declined primarily attributable to lower personnel expense. Asset Management Group remains focused on disciplined expense management as it invests in strategic growth opportunities.

The core growth strategies of the business include increasing sales sourced from other PNC lines of business, maximizing front line productivity and optimizing market presence in high opportunity markets. Wealth Management and Hawthorn have nearly 100 offices operating in 7 of the 10 most affluent states in the U.S. with a majority co-located with retail banking branches. The strategies primarily focus on growing client assets under management through expanding relationships directly and through cross-selling from PNC’s other lines of business.

Institutional Asset Management provides advisory, custody, and retirement administration services to institutional clients primarily within our banking footprint. The business also offers PNC proprietary mutual funds. Institutional Asset Management is strengthening its partnership with Corporate & Institutional Banking to drive growth and is focused on building retirement capabilities and expanding product solutions for all customers.

Discretionary client assets under management increased in the comparison to the prior year, primarily attributable to equity market increases as of June 30, 2016 compared to the prior year and new business activities.

The PNC Financial Services Group, Inc. – Form 10-Q    23

Residential Mortgage Banking

(Unaudited)

Table 21: Residential Mortgage Banking Table

Six months ended June 30			Change
Dollars in millions, except as noted	2016	2015	$	%
Income Statement
Net interest income	$53	$60	$(7)	(12)%
Noninterest income	287	353	(66)	(19)%
Total revenue	340	413	(73)	(18)%
Provision for credit losses	–	–	–	–
Noninterest expense	288	339	(51)	(15)%
Pretax earnings	52	74	(22)	(30)%
Income taxes	19	27	(8)	(30)%
Earnings	$33	$47	$(14)	(30)%
Average Balance Sheet
Loans held for sale	$821	$1,127	$(306)	(27)%
Loans	$995	$1,223	$(228)	(19)%
Mortgage servicing rights (MSR)	$949	$896	$53	6%
Total assets	$6,037	$7,190	$(1,153)	(16)%
Total deposits	$2,553	$2,357	$196	8%
Performance Ratios
Return on average assets	1.10%	1.32%
Noninterest income to total revenue	84%	85%
Efficiency	85%	82%
Supplemental Noninterest Income Information
Loan servicing revenue
Servicing fees	$118	$94	$24	26%
Mortgage servicing rights valuation, net of economic hedge (a)	$9	$58	$(49)	(84)%
Loan sales revenue	$159	$203	$(44)	(22)%
Residential Mortgage Servicing Portfolio (in billions) (b)
Serviced portfolio balance (c)	$126	$115	$11	10%
Portfolio acquisitions	$11	$14	$(3)	(21)%
MSR asset value (c)	$.8	$1.0	$(.2)	(20)%
MSR capitalization value (in basis points) (c)	61	88	(27)	(30)%
Other Information
Loan origination volume (in billions)	$4.5	$5.5	$(1.0)	(18)%
Loan sale margin percentage	3.33%	3.74%
Percentage of originations represented by:
Purchase volume (d)	44%	41%
Refinance volume	56%	59%
Total nonperforming assets (c) (e)	$65	$88	$(23)	(26)%
(a)	Consolidated PNC amounts, which include asset and liability management activities reported in the “Other” business segment, were $27 million and $68 million for the six months ended June 30, 2016 and 2015, respectively.
(b)	Represents loans serviced for third parties.
(c)	As of June 30.
(d)	Mortgages with borrowers as part of residential real estate purchase transactions.
(e)	Includes nonperforming loans of $36 million at June 30, 2016 and $55 million at June 30, 2015.

24    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage Banking earned $33 million in the first six months of 2016 compared with earnings of $47 million for the first six months of 2015, primarily driven by a decline in noninterest income, partially offset by lower noninterest expense.

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

Residential Mortgage Banking overview:

•

Total loan originations decreased $1 billion in the first six months of 2016 compared to the same period in 2015. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines.

•	Lower net interest income was primarily due to lower originations and lower balances of portfolio loans held for investment.
•

Noninterest income declined in the comparison as increased servicing fee income was more than offset by lower residential mortgage servicing rights valuation, net of economic hedge, and decreased loan sales revenue.

•

Noninterest expense declined primarily as a result of lower residential mortgage foreclosure-related expenses, including reserve releases of $24 million, as well as lower legal accruals and servicing costs.

BlackRock

(Unaudited)

Table 22: BlackRock Table

Information related to our equity investment in BlackRock follows:

Six months ended June 30 Dollars in millions	2016	2015
Business segment earnings (a)	$246	$269
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At June 30.

In billions	June 30 2016	December 31 2015
Carrying value of PNC’s investment in BlackRock (c)	$6.8	$6.7
Market value of PNC’s investment in BlackRock (d)	12.1	12.0
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.2 billion at both June 30, 2016 and December 31, 2015. Our voting interest in BlackRock common stock was approximately 21% at June 30, 2016.
(d)	Does not include liquidity discount.

In addition to our investment in BlackRock reflected in Table 22, at June 30, 2016, we held approximately 0.8 million shares of BlackRock Series C Preferred Stock valued at $209 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs. We account for the BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 6 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in Note 7 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Form 10-K.

Our 2015 Form 10-K includes additional information about our investment in BlackRock.

The PNC Financial Services Group, Inc. – Form 10-Q    25

Non-Strategic Assets Portfolio

(Unaudited)

Table 23: Non-Strategic Assets Portfolio Table

Six months ended June 30			Change
Dollars in millions	2016	2015	$	%
Income Statement
Net interest income	$148	$212	$(64)	(30)%
Noninterest income	27	18	9	50%
Total revenue	175	230	(55)	(24)%
Provision for credit losses (benefit)	6	(36)	42	117%
Noninterest expense	41	50	(9)	(18)%
Pretax earnings	128	216	(88)	(41)%
Income taxes	47	79	(32)	(41)%
Earnings	$81	$137	$(56)	(41)%
Average Balance Sheet
Loans
Commercial Lending	$704	$746	$(42)	(6)%
Consumer Lending
Home equity	2,081	2,937	(856)	(29)%
Residential real estate	3,189	4,103	(914)	(22)%
Total consumer lending	5,270	7,040	(1,770)	(25)%
Total loans	5,974	7,786	(1,812)	(23)%
Other assets (a)	(297)	(692)	395	57%
Total assets	$5,677	$7,094	$(1,417)	(20)%
Performance Ratios
Return on average assets	2.88%	3.89%
Noninterest income to total revenue	15%	8%
Efficiency	23%	22%
Other Information
Nonperforming assets (b) (c)	$460	$616	$(156)	(25)%
Purchased impaired loans (b) (d)	$2,628	$3,663	$(1,035)	(28)%
Net charge-offs / (recoveries)	$6	$(7)	$13	186%
Loans (b)
Commercial Lending	$696	$738	$(42)	(6)%
Consumer Lending
Home equity	1,952	2,765	(813)	(29)%
Residential real estate	3,062	3,941	(879)	(22)%
Total consumer lending	5,014	6,706	(1,692)	(25)%
Total loans	$5,710	$7,444	$(1,734)	(23)%
(a)	Other assets includes deferred taxes, ALLL and other real estate owned (OREO). Other assets were negative in both periods due to the ALLL.
(b)	As of June 30.
(c)	Includes nonperforming loans of $.4 billion at June 30, 2016 and $.5 billion at June 30, 2015.
(d)	Recorded investment of purchased impaired loans related to acquisitions. This segment contained 81% of PNC’s purchased impaired loans at June 30, 2016 and 82% at June 30, 2015.

This business segment consists of non-strategic assets primarily obtained through acquisitions of other companies. The business activity of this segment is to manage the liquidation of the portfolios while maximizing the value and mitigating risk.

Non-Strategic Assets Portfolio had earnings of $81 million in the first six months of 2016 compared with $137 million in the first six months of 2015. Earnings decreased primarily due to a declining loan portfolio and a provision for credit losses in the current period compared to a benefit in the prior year period.

26    The PNC Financial Services Group, Inc. – Form 10-Q

Non-Strategic Assets Portfolio overview:

•	Lower net interest income resulted from lower purchase accounting accretion and the impact of the declining average balance of the loan portfolio.
•	Noninterest income increased in the comparison, driven by a release of excess reserves for estimated losses on repurchase obligations in the first quarter 2016 related to a settlement.
•	The change in provision for credit losses (benefit) was driven by higher commercial recoveries and a release of reserves in 2015.
•	Noninterest expense declined due to lower costs of managing and servicing the loan portfolios as the portfolio balance continues to decline.
•

Average portfolio loans declined in the comparison due to customer payment activity and portfolio management activities to reduce under-performing assets. The decrease also reflects the impact of our change in derecognition policy effective December 31, 2015 for certain purchase impaired loans.

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

Revenue Recognition

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

In August 2015, the FASB issued guidance deferring the mandatory effective date of ASU 2014-09 for one year, to annual reporting periods beginning after December 15, 2017. During 2016, the FASB has also issued three separate ASUs which amend the original standard to clarify guidance regarding principal versus agent considerations, identifying performance obligations and licensing, and certain narrow-scope amendments which address the presentation of sales tax, noncash consideration, contract modifications at transition and assessing collectability.

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

Financial Instruments

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

The PNC Financial Services Group, Inc. – Form 10-Q    27

Leases

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

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the use of an expected credit loss methodology; specifically, expected credit losses for the remaining life of the asset will be recognized at the time of origination or acquisition. The expected credit loss methodology will apply to loans, debt securities, and other financial assets and net investment in leases not accounted for at fair value through net income. It will also apply to off-balance sheet credit exposures except for unconditionally cancellable commitments. Assets in the scope of the ASU, except for purchased credit deteriorated assets, will be presented at the net amount expected to be collected after deducting the allowance for credit losses from the amortized cost basis of the assets.

Enhanced credit quality disclosures will be required including disaggregation of credit quality indicators by vintage. The development of an expected credit loss methodology and new disclosures will require significant data collection, loss model upgrades, and process re-development prior to adoption. The ASU is effective for public business entities that are SEC filers for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting this standard.

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

Asset Quality Overview

Asset quality trends remained relatively stable during the first six months of 2016, except for certain energy related loans.

•

Provision for credit losses for the second quarter of 2016 increased to $127 million compared to $46 million for the second quarter of 2015. For the six months ended June 30, 2016, provision for credit losses increased to $279 million compared with $100 million for the six months ended June 30, 2015. During the first six months of 2016, provision included $128 million related to energy loans in the oil, gas, and coal sectors, of which $48 million was included in the second quarter.

•

Nonperforming assets at June 30, 2016 increased $90 million compared with December 31, 2015 due to higher nonperforming commercial loans driven by energy related loans, partially offset by declining home equity and residential real estate nonperforming loans, and lower OREO and foreclosed assets. Nonperforming assets were 0.70% of total assets at June 30, 2016 compared with 0.68% at December 31, 2015.

28    The PNC Financial Services Group, Inc. – Form 10-Q

•

Overall loan delinquencies totaled $1.5 billion at June 30, 2016, a decrease of $179 million, or 11%, from year-end 2015. The reduction was due in large part to a decrease in accruing government insured consumer lending past due loans of $129 million.

•

Net charge-offs for the second quarter of 2016 increased to $134 million compared to $67 million for the second quarter of 2015. For the six months ended June 30, 2016, net charge-offs increased to $283 million compared with $170 million for the six months ended June 30, 2015. Increases were driven by higher commercial loan net charge-offs.

•	The level of ALLL remained at $2.7 billion at both June 30, 2016 and December 31, 2015.

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in our 2015 Form 10-K. A summary of the major categories of nonperforming assets are presented in Table 24. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in this Report for further detail of nonperforming asset categories.

Table 24: Nonperforming Assets By Type

Dollars in millions	June 30 2016	December 31 2015	Change
			$	%
Nonperforming loans
Commercial lending	$768	$545	$223	41%
Consumer lending (a)	1,496	1,581	(85)	(5)%
Total nonperforming loans (b) (c)	2,264	2,126	138	6%
OREO and foreclosed assets	251	299	(48)	(16)%
Total nonperforming assets	$2,515	$2,425	$90	4%
Amount of TDRs included in nonperforming loans	$1,240	$1,119	$121	11%
Percentage of total nonperforming loans	55%	53%
Nonperforming loans to total loans	1.08%	1.03%
Nonperforming assets to total loans, OREO and foreclosed assets	1.20%	1.17%
Nonperforming assets to total assets	.70%	.68%
Allowance for loan and lease losses to total nonperforming loans	119%	128%
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.4 billion and $.6 billion at June 30, 2016 and December 31, 2015, respectively. Both periods included $.3 billion of loans that are government insured/guaranteed.

Table 25: Change in Nonperforming Assets

In millions	2016	2015
January 1	$2,425	$2,880
New nonperforming assets	947	708
Charge-offs and valuation adjustments	(319)	(253)
Principal activity, including paydowns and payoffs	(247)	(377)
Asset sales and transfers to loans held for sale	(166)	(190)
Returned to performing status	(125)	(190)
June 30	$2,515	$2,578

As of June 30, 2016, approximately 84% of total nonperforming loans were secured by collateral which lessens reserve requirements and is expected to reduce credit losses in the event of default. As of June 30, 2016, commercial lending nonperforming loans were carried at approximately 66% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on these loans.

Within consumer nonperforming loans, residential real estate TDRs comprise 71% of total residential real estate nonperforming loans at June 30, 2016, up from 68% at December 31, 2015. Home equity TDRs comprise 52% of home equity nonperforming loans at June 30, 2016, up from 51% at December 31, 2015. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability

The PNC Financial Services Group, Inc. – Form 10-Q    29

through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At June 30, 2016, our largest nonperforming asset was $41 million in the Real Estate, Rental and Leasing Industry and our average nonperforming loan associated with commercial lending was less than $1 million. The ten largest outstanding nonperforming assets are from the commercial lending portfolio and represent 41% and 13% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of June 30, 2016.

Table 26: OREO and Foreclosed Assets

	June 30 2016	December 31 2015	Change
In millions			$	%
Other real estate owned (OREO):
Residential properties	$125	$146	$(21)	(14)%
Residential development properties	24	31	(7)	(23)%
Commercial properties	90	102	(12)	(12)%
Total OREO	239	279	(40)	(14)%
Foreclosed and other assets	12	20	(8)	(40)%
Total OREO and foreclosed assets	$251	$299	$(48)	(16)%

Total OREO and foreclosed assets were 10% of total nonperforming assets at June 30, 2016, compared to 12% at December 31, 2015. As of both June 30, 2016 and December 31, 2015, 59% of our OREO and foreclosed assets were comprised of residential related properties.

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

Table 27: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	June 30 2016	December 31 2015	Change		June 30 2016	December 31 2015
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$464	$ 511	$(47)	(9)%	.22%	.25%
Accruing loans past due 60 to 89 days	243	248	(5)	(2)%	.12%	.12%
Total	707	759	(52)	(7)%	.34%	.37%
Late stage loan delinquencies
Accruing loans past due 90 days or more	754	881	(127)	(14)%	.36%	.43%
Total	$1,461	$1,640	$(179)	(11)%	.70%	.80%
(a)	Past due loan amounts at June 30, 2016 include government insured or guaranteed loans of $.2 billion, $.1 billion, and $.7 billion for accruing loans past due 30 to 59 days, past due 60 to 89 days, and past due 90 days or more, respectively. The comparative amounts as of December 31, 2015 were $.2 billion, $.1 billion, and $.8 billion, respectively.

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased at June 30, 2016 compared to December 31, 2015 due primarily to reductions in consumer early stage delinquencies.

Accruing loans past due 90 days or more decreased at June 30, 2016 compared to December 31, 2015 driven by declines in government insured consumer lending loans. These loans are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms. These loans totaled $.2 billion and $.1 billion at June 30, 2016 and December 31, 2015, respectively.

See Note 1 Accounting Policies in our 2015 Form 10-K and Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information regarding our nonperforming loan and nonaccrual policies and further information on loan delinquencies.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $30.9 billion as of June 30, 2016, or 15% of the total loan portfolio. Of that total, $18.2 billion, or 59%, were outstanding under primarily variable-rate home equity lines of credit and $12.7 billion, or 41%, consisted of closed-end home equity installment loans. Approximately 4% of the home equity portfolio was purchased impaired and 3% of the home equity portfolio was on nonperforming status as of June 30, 2016.

As of June 30, 2016, we were in an originated first lien position for approximately 54% of the total outstanding portfolio and, where originated as a second lien, we held or serviced the first lien position for an additional 2% of the portfolio. The remaining 44% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay either interest or principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with the borrower’s ability to satisfy the loan terms upon the draw period ending is considered in establishing our ALLL. Based upon outstanding balances at June 30, 2016, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 28: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2016	$476	$ 156
2017	1,927	500
2018	863	689
2019	601	531
2020	480	478
2021 and thereafter	2,876	5,767
Total (a) (b)	$7,223	$8,121
(a)	Includes all home equity lines of credit that mature in the remainder 2016 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges of $18 million, $42 million, $31 million, $23 million, $75 million and $436 million with draw periods scheduled to end in the remainder of 2016, 2017, 2018, 2019, 2020 and 2021 and thereafter, respectively.

Based upon outstanding balances, and excluding purchased impaired loans, at June 30, 2016, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 5% were 90 days or more past due, which are accounted for as nonperforming. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

See the Credit Risk Management portion of the Risk Management section in our 2015 Form 10-K for more information on our home equity loan portfolio. See also Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Auto Loan Portfolio

The auto loan portfolio totaled $11.4 billion as of June 30, 2016, or 5% of our total loan portfolio. Of that total, $9.9 billion resides in the indirect auto portfolio, $1.1 billion in the direct auto portfolio, and $.4 billion in acquired or securitized portfolios, which has been declining as no pools have been recently acquired. The indirect auto portfolio is the largest segment and generates auto loan applications from franchised automobile dealers. This business is strategically aligned with our core retail business.

We have elected not to pursue non-prime auto lending as evidenced by an average new loan origination FICO score over the last twelve months of 759 for indirect auto loans and 773 for direct auto loans. As of June 30, 2016, 0.3% of the portfolio was nonperforming and 0.4% of our auto loan portfolio was accruing past due. We offer both new and used automobile financing to customers through our various channels. The portfolio comprised 59% new vehicle loans and 41% used vehicle loans at June 30, 2016.

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

Energy Related Loan Portfolio

Our portfolio of loans outstanding in the oil and gas industry totaled $2.7 billion as of June 30, 2016, or 1% of our total loan portfolio and 2% of our total commercial lending portfolio. This portfolio comprised approximately $1.1 billion in the midstream and downstream sectors, $.9 billion to oil services companies and $.7 billion to upstream sectors. Of the oil services portfolio, approximately $.2 billion is not asset-based or investment grade. Nonperforming loans in the oil and gas sector as of June 30, 2016 totaled $187 million, or 7% of total nonperforming assets.

The PNC Financial Services Group, Inc. – Form 10-Q    31

Our portfolio of loans outstanding in the coal industry totaled $.5 billion as of June 30, 2016, or less than 1% of both our total loan portfolio and our total commercial lending portfolio. Nonperforming loans in the coal industry as of June 30, 2016 totaled $106 million, or 4% of total nonperforming assets.

Our ALLL at June 30, 2016 included the impact of our lending exposure to energy companies. Higher reserves for oil, gas and coal exposure drove the overall increase in the provision for credit losses. For the first six months of 2016, $128 million, or 46%, of the provision was related to these sectors. For the second quarter of 2016, these amounts were $48 million and 38%, respectively. Net charge-offs related to energy loans totaled $72 million for the six months ended June 30, 2016, or 25% of total net-charge-offs. For the second quarter of 2016, these amounts were $47 million and 35%, respectively.

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

Table 29: Consumer Real Estate Related Loan Modifications

	June 30, 2016		December 31, 2015
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Temporary modifications (a)	3,893	$ 293	4,469	$ 337
Permanent modifications
Home equity	15,467	1,104	15,268	1,088
Residential real estate	8,398	1,626	8,787	1,721
Total permanent modifications	23,865	2,730	24,055	2,809
Total consumer real estate related loan modifications	27,758	$3,023	28,524	$3,146
(a)	All temporary modifications are home equity loans.

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

32    The PNC Financial Services Group, Inc. – Form 10-Q

Modified commercial loans are usually already nonperforming prior to modification. We evaluate these modifications for TDR classification based upon whether we granted a concession to a borrower experiencing financial difficulties. Additional detail on TDRs is discussed below as well as in Note 3 Asset Quality in our 2015 Form 10-K.

We have established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of June 30, 2016 and December 31, 2015, the loan balances covered under these modification and payment plan programs, including those determined to be TDRs, were not significant.

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

TDRs totaled $2.4 billion at June 30, 2016, an increase of $97 million, or 4%, during the first six months of 2016. Excluded from TDRs are $1.1 billion and $1.2 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at June 30, 2016 and December 31, 2015, respectively. Nonperforming TDRs represent approximately 55% and 53% of total nonperforming loans, and 51% and 48% of total TDRs at June 30, 2016 and December 31, 2015, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual accounting after performing under the restructured terms for at least six consecutive months.

See Note 1 Accounting Policies in our 2015 Form 10-K and Note 3 Asset Quality in Part I, Item 1 of this report for additional information on loan modifications and TDRs.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

Table 30: Loan Charge-Offs And Recoveries

Six months ended June 30 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (annualized)
2016
Commercial	$164	$61	$103	.21%
Commercial real estate	20	25	(5)	(.04)%
Equipment lease financing	3	2	1	.03%
Home equity	76	38	38	.24%
Residential real estate	8	5	3	.04%
Credit card	83	9	74	3.12%
Other consumer	95	26	69	.64%
Total	$449	$166	$283	.27%
2015
Commercial	$82	$97	$(15)	(.03)%
Commercial real estate	25	35	(10)	(.08)%
Equipment lease financing	1	2	(1)	(.03)%
Home equity	102	44	58	.34%
Residential real estate	6	6
Credit card	84	11	73	3.30%
Other consumer	92	27	65	.59%
Total	$392	$222	$170	.17%

Net charge-offs increased by $113 million, or 66%, in the first six months of 2016 compared to the first six months of 2015 due to higher commercial loan net charge-offs. Total net charge-offs exclude write-offs and recoveries related to purchased impaired loans.

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.7 billion at June 30, 2016 consisted of $1.6 billion and $1.1 billion established for the commercial lending and consumer

The PNC Financial Services Group, Inc. – Form 10-Q    33

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At June 30, 2016, we had reserves of $.3 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition.

In determining the appropriateness of the ALLL, we make specific allocations to impaired loans and allocations to portfolios of commercial and consumer loans. We also allocate reserves to provide coverage for probable losses incurred in the portfolio at the balance sheet date based upon current market conditions, which may not be reflected in historical loss data. Commercial lending is the largest category of credits and is sensitive to changes in assumptions and judgments underlying the determination of the ALLL. We have allocated approximately $1.6 billion, or 60%, of the ALLL at June 30, 2016 to the commercial lending category. Consumer lending allocations are made based on historical loss experience adjusted for recent activity. Approximately $1.1 billion, or 40%, of the ALLL at June 30, 2016 has been allocated to these consumer lending categories.

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

We refer you to Note 1 Accounting Policies in our 2015 Form 10-K and Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for further information on certain key asset quality indicators that we use to evaluate our portfolios and establish the allowances.

34    The PNC Financial Services Group, Inc. – Form 10-Q

Table 31: Allowance for Loan and Lease Losses

Dollars in millions	2016	2015
January 1	$2,727	$3,331
Total net charge-offs	(283)	(170)
Provision for credit losses	279	100
Net change in allowance for unfunded loan commitments and letters of credit	(42)	13
Net recoveries of purchased impaired loans	4
Other		(2)
June 30	$2,685	$3,272
Net charge-offs to average loans (for the six months ended) (annualized)	.27%	.17%
Total allowance for loan and lease losses to total loans (a)	1.28%	1.59%
Commercial lending (net charge-offs) / recoveries	$(99)	$26
Consumer lending net charge-offs	(184)	(196)
Total net charge-offs	$(283)	$(170)
Net charge-offs / (recoveries) to average loans (for the six months ended) (annualized)
Commercial lending	.15%	(.04)%
Consumer lending	.51%	.53%
(a)	See Note 1 Accounting Policies in our 2015 Form 10-K for information on our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.

The provision for credit losses increased to $279 million for the first six months of 2016 compared to $100 million for the first six months of 2015, primarily driven by reserves for energy related exposure. For the first six months of 2016, the provision for commercial lending credit losses increased by $133 million from the first six months of 2015. The provision for consumer lending credit losses increased $46 million from the first six months of 2015.

At June 30, 2016, total ALLL to total nonperforming loans was 119%. The comparable amount for December 31, 2015 was 128%. These ratios are 90% and 98%, respectively, when excluding the $.6 billion of ALLL at both June 30, 2016 and December 31, 2015 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted in accordance with ASC 310-30 based on the recorded investment balance. See Table 24 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first six months of 2016, overall credit quality remained relatively stable offsetting impacts from certain energy related loans, which resulted in an essentially flat ALLL balance as of June 30, 2016 compared to December 31, 2015.

See Note 1 Accounting Policies in our 2015 Form 10-K and Note 4 Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report for additional information on the ALLL and the allowance for unfunded loan commitments and letters of credit.

Liquidity Risk Management

Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity Risk Management section of our 2015 Form 10-K.

One of the ways PNC monitors its liquidity is by reference to the Liquidity Coverage Ratio (LCR), a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. For PNC and PNC Bank, the LCR became effective January 1, 2015. The minimum required LCR will be phased-in over a period of years. The minimum LCR that PNC and PNC Bank were required to maintain was 80% in 2015 and such minimum increased to 90% in 2016. Between January 1, 2016 and June 30, 2016, PNC and PNC Bank were required to calculate the LCR on a month-end basis. Effective July 1, 2016, PNC and PNC Bank began calculating the LCR on a daily basis.

As of June 30, 2016, the LCR for PNC and PNC Bank exceeded 100 percent.

We provide additional information regarding regulatory liquidity requirements and their potential impact on PNC in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2015 Form 10-K.

Bank Level Liquidity – Uses

At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of June 30, 2016, there were approximately $10.7 billion of bank borrowings with contractual maturities of less than one year, including $2.3 billion in borrowings from an affiliate. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary.

The PNC Financial Services Group, Inc. – Form 10-Q    35

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base generated by our retail and commercial banking businesses. Total deposits increased to $249.8 billion at June 30, 2016 from $249.0 billion at December 31, 2015, driven by growth in savings deposits, partially offset by a decline in money market deposits and time deposits in foreign offices and other time deposits. Assets determined by PNC to be liquid (liquid assets) and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short-term and long-term funding sources.

At June 30, 2016, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $30.2 billion and securities available for sale totaling $56.9 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Of our total liquid assets of $87.1 billion, we had $4.3 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition to the liquid assets we pledged, $5.4 billion of securities held to maturity were also pledged as collateral for these purposes.

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

Under PNC Bank’s 2014 bank note program, dated January 16, 2014 and amended May 22, 2015, PNC Bank may from time to time offer unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. On May 27, 2016, PNC Bank increased the capacity of this program by $10.0 billion to a maximum aggregate principal amount at any one time outstanding of $40.0 billion. The $40.0 billion of notes authorized to be issued and outstanding at any one time includes notes issued by PNC Bank under the 2004 bank note program and those notes PNC Bank has assumed through the acquisition of other banks, in each case for so long as such notes remain outstanding. The terms of the 2014 bank note program, as amended, do not affect any of the bank notes issued prior to January 16, 2014. At June 30, 2016, PNC Bank had $25.9 billion of notes outstanding under this program of which $19.7 billion was senior bank notes and $6.2 billion was subordinated bank notes. The following table details all issuances during 2016:

Table 32: PNC Bank Notes Issued During 2016

Issuance Date	Amount	Description of Issuance
March 4, 2016	$1.0 billion	Senior notes with a maturity date of March 4, 2019. Interest is payable semi-annually at a fixed rate of 1.950% on March 4 and September 4 of each year, beginning September 4, 2016.
April 29, 2016	$600 million	Senior notes with a maturity date of June 1, 2025. Interest is payable semi-annually at a fixed rate of 3.250% on June 1 and December 1 of each year, beginning June 1, 2016.
April 29, 2016	$1.25 billion	Senior notes with a maturity date of April 29, 2021. Interest is payable semi-annually at a fixed rate of 2.150% on April 29 and October 29 of each year, beginning October 29, 2016.

Total senior and subordinated debt of PNC Bank increased to $27.9 billion at June 30, 2016 from $25.5 billion at December 31, 2015 due to the following activity in the period.

Table 33: PNC Bank Senior and Subordinated Debt

In billions	2016
January 1	$25.5
Issuances	2.9
Calls and maturities	(1.0)
Other	.5
June 30	$27.9

See Note 15 Subsequent Events in the Notes to Consolidated Financial Statements of this Report for information on the issuance of senior notes by PNC Bank on July 29, 2016.

PNC Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At June 30, 2016, our unused secured borrowing capacity was $25.0 billion with the FHLB-Pittsburgh. Total FHLB borrowings decreased to $18.1 billion at June 30, 2016 from $20.1 billion at December 31, 2015 due to the following activity in the period.

36    The PNC Financial Services Group, Inc. – Form 10-Q

Table 34: FHLB Borrowings

In billions	2016
January 1	$20.1
Issuances	3.0
Calls and maturities	(5.0)
June 30	$18.1

The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank to secure certain public deposits. PNC Bank began using standby letters of credit issued by the FHLB-Pittsburgh for these purposes in response to the regulatory liquidity standards finalized during 2014. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank. At June 30, 2016, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $4.9 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of June 30, 2016, there were no issuances outstanding under this program.

PNC Bank can also borrow from the Federal Reserve Bank discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At June 30, 2016, our unused secured borrowing capacity was $16.1 billion with the Federal Reserve Bank.

Parent Company Liquidity

As of June 30, 2016, available parent company liquidity totaled $4.8 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

Parent Company Liquidity – Uses

The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of June 30, 2016, there were approximately $1.9 billion of parent company borrowings with contractual maturities of less than one year. Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions.

See Note 15 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for information on the redemption notice issued on July 18, 2016 with respect to Senior Notes issued by PNC Funding Corp.

See the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review for information on our 2016 capital plan that was accepted by the Federal Reserve. Our capital plan included a recommendation to increase the quarterly common stock dividend in the third quarter of 2016 and also included share repurchase programs of up to $2.0 billion for the four-quarter period beginning in the third quarter of 2016. More information on our share repurchase programs, including detail on our second quarter repurchase of 6.1 million common shares for $.5 billion, is included in the Capital portion of the Consolidated Balance Sheet Review in this Financial Review.

On July 7, 2016, consistent with our 2016 capital plan, our Board of Directors approved an increase to PNC’s quarterly common stock dividend from 51 cents per common share to 55 cents per common share beginning with the August 5, 2016 dividend payment.

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

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.3 billion at June 30, 2016. See Note 19 Regulatory Matters in our 2015 Form 10-K for a further discussion of these limitations. We provide additional information on certain contractual restrictions in Note 16 Equity in our 2015 Form 10-K.

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

Total parent company senior and subordinated debt and hybrid capital instruments increased to $7.7 billion at June 30, 2016 from $7.5 billion at December 31, 2015 due to the following activity in the period.

Table 35: Parent Company Senior and Subordinated Debt and Hybrid Capital Instruments

In billions	2016
January 1	$7.5
Other	.2
June 30	$7.7

The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of June 30, 2016, there were no issuances outstanding under this program.

Status of Credit Ratings

The cost and availability of short-term and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by PNC’s credit ratings. See the Liquidity Risk Management portion of the Risk Management section in our 2015 Form 10-K for more information on credit ratings.

Table 36: Credit Ratings as of June 30, 2016 for PNC and PNC Bank

	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-

PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Contractual Obligations and Commitments

We have contractual obligations representing required future payments on borrowed funds, time deposits, leases, pension and postretirement benefits, and purchase obligations. See the Liquidity Risk Management portion of the Risk Management section in our 2015 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 13 Commitments and Guarantees in Part I, Item 1 of this Report.

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

38    The PNC Financial Services Group, Inc. – Form 10-Q

Sensitivity results and market interest rate benchmarks for the second quarters of 2016 and 2015 follow:

Table 37: Interest Sensitivity Analysis

	Second Quarter 2016	Second Quarter 2015
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	3.1%	1.7%
100 basis point decrease	(3.2)%	(.5)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	8.1%	5.7%
100 basis point decrease	(8.5)%	(4.6)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(8.5)	(3.5)
Key Period-End Interest Rates
One-month LIBOR	.47%	.19%
Three-year swap	.81%	1.25%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Table 38: Net Interest Income Sensitivity to Alternative Rate Scenarios (Second Quarter 2016)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	2.9%	.7%	(2.0)%
Second year sensitivity	9.8%	1.8%	(7.0)%

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

Table 39: Alternate Interest Rate Scenarios: One Year Forward

The second quarter 2016 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first six months of 2016 and 2015 were within our acceptable limits.

See the Market Risk Management – Customer-Related Trading Risk section of our 2015 Form 10-K for more information on the models and backtesting.

Customer-related trading revenue decreased to $89 million for the first six months of 2016 compared with $102 million for the first six months of 2015. This decrease was primarily due to market interest rate changes impacting credit valuations for customer-related derivatives.

The PNC Financial Services Group, Inc. – Form 10-Q    39

Customer-related trading revenue decreased to $50 million for the second quarter of 2016 compared with $53 million for the second quarter of 2015. This decrease was primarily due to market interest rate changes impacting credit valuations for customer-related derivatives, partially offset by higher derivative client sales and improved client-related trading results.

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

The primary risk measurement for equity and other investments is economic capital. Economic capital is a common measure of risk for credit, market and operational risk. It is an estimate of the potential value depreciation over a one year horizon commensurate with solvency expectations of an institution rated single-A by the credit rating agencies. Given the illiquid nature of many of these types of investments, it can be a challenge to determine their fair values. See Note 6 Fair Value in the Notes To Consolidated Financial Statements in this Report and Note 7 Fair Value in our 2015 Form 10-K for additional information.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 40: Equity Investments Summary

	June 30 2016	December 31 2015	Change
In millions			$	%
BlackRock	$6,710	$6,626	$84	1%
Tax credit investments	2,093	2,254	(161)	(7)%
Private equity	1,398	1,441	(43)	(3)%
Visa	2	31	(29)	(94)%
Other	266	235	31	13%
Total	$10,469	$10,587	$(118)	(1)%

BlackRock

PNC owned approximately 35 million common stock equivalent shares of BlackRock equity at June 30, 2016,

accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are direct tax credit investments and equity investments held by consolidated partnerships. These equity investment balances include unfunded commitments totaling $671 million and $669 million at June 30, 2016 and December 31, 2015, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Form 10-K has further information on Tax Credit Investments.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment and are carried at estimated fair value. As of June 30, 2016, $1.1 billion was invested directly in a variety of companies and $.3 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors included in our 2015 Form 10-K and the Recent Market and Industry Developments portion of the Executive Summary section of this Financial Review for discussions of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and sponsorship of private funds covered by the Volcker Rule.

Our unfunded commitments related to private equity totaled $131 million at June 30, 2016 compared with $126 million at December 31, 2015.

Visa

Our 2015 Form 10-K includes information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, the status of pending interchange litigation, the sales of portions of our Visa Class B common shares and the related swap agreements with the purchaser. See Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements in this Report for more detail on the status of the pending interchange litigation.

During the first six months of 2016, we sold 1.35 million Visa Class B common shares, in addition to the 18.5 million shares

40    The PNC Financial Services Group, Inc. – Form 10-Q

sold in previous years. We have entered into swap agreements with the purchasers of the shares as part of these sales. At June 30, 2016, our investment in Visa Class B common shares totaled approximately 3.5 million shares. Based on the June 30, 2016 closing price of $74.17 for the Visa Class A common shares, the fair value of our total investment was approximately $430 million at the current conversion rate. The Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock, which cannot happen until the final resolution of all of the specified litigation.

Other Investments

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses. Net gains related to these investments were not significant for the first six months of 2016 and 2015.

Our unfunded commitments related to other investments at June 30, 2016 and December 31, 2015 were not significant.

Financial Derivatives

Information on our financial derivatives is presented in Note 1 Accounting Policies and Note 7 Fair Value in our Notes To Consolidated Financial Statements under Item 8 of our 2015 Form 10-K and in Note 6 Fair Value and Note 9 Financial Derivatives in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report, which is incorporated here by reference.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at June 30, 2016 and December 31, 2015.

Table 41: Financial Derivatives Summary

	June 30, 2016		December 31, 2015
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$53,982	$1,660	$52,074	$985
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	77,058	561	73,891	376
Total derivatives used for commercial mortgage banking activities	10,557	90	24,091	36
Total derivatives used for customer-related activities	209,394	155	192,621	151
Total derivatives used for other risk management activities	5,734	(307)	5,299	(409)
Total derivatives not designated as hedging instruments	302,743	499	295,902	154
Total Derivatives	$356,725	$2,159	$347,976	$1,139
(a)	Represents the net fair value of assets and liabilities.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2016, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief

Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) were effective as of June 30, 2016, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOSSARY OF TERMS

For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2015 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    41

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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting. These statements are based on our current view that the U.S. economy will grow moderately in the latter half of 2016, boosted by stable oil/energy prices, improving housing activity and moderate job gains, and that lower short-term interest rates and bond yields in the aftermath of Brexit will hold fairly steady before gradually rising late this year. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

•

PNC’s ability to take certain capital actions, including paying dividends and any plans to increase common stock dividends, repurchase common stock under current or future programs, or issue or redeem preferred stock or other regulatory capital instruments, is subject to the review of such proposed actions by the Federal Reserve as part of PNC’s comprehensive capital plan for the applicable period in connection with the Federal Reserve’s CCAR process and to the acceptance of such capital plan and non-objection to such capital actions by the Federal Reserve.

•

PNC’s regulatory capital ratios in the future will depend on, among other things, the company’s financial performance, the scope and terms of final capital regulations then in effect (particularly those implementing the international regulatory capital framework developed by the Basel Committee on Banking Supervision (Basel Committee), the international body responsible for developing global regulatory standards for banking organizations for consideration and adoption by national jurisdictions), and management actions affecting the composition of PNC’s balance sheet. In addition, PNC’s ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory approval of related models.

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

42    The PNC Financial Services Group, Inc. – Form 10-Q

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

–	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act and initiatives of the Basel Committee.
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

We provide greater detail regarding these as well as other factors in our 2015 Form 10-K, our first quarter 2016 Form 10-Q and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    43

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except per share data	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Interest Income
Loans	$1,829	$1,791	$3,672	$3,593
Investment securities	456	407	918	813
Other	99	107	201	218
Total interest income	2,384	2,305	4,791	4,624
Interest Expense
Deposits	104	98	209	190
Borrowed funds	212	155	416	310
Total interest expense	316	253	625	500
Net interest income	2,068	2,052	4,166	4,124
Noninterest Income
Asset management	377	416	718	792
Consumer services	354	334	691	645
Corporate services	403	369	728	713
Residential mortgage	165	164	265	328
Service charges on deposits	163	156	321	309
Net gains on sales of securities	4	8	13	50
Other	260	367	557	636
Total noninterest income	1,726	1,814	3,293	3,473
Total revenue	3,794	3,866	7,459	7,597
Provision For Credit Losses	127	46	279	100
Noninterest Expense
Personnel	1,226	1,200	2,371	2,357
Occupancy	215	209	436	425
Equipment	240	231	474	453
Marketing	61	67	115	129
Other	618	659	1,245	1,351
Total noninterest expense	2,360	2,366	4,641	4,715
Income before income taxes and noncontrolling interests	1,307	1,454	2,539	2,782
Income taxes	318	410	607	734
Net income	989	1,044	1,932	2,048
Less: Net income (loss) attributable to noncontrolling interests	23	4	42	5
Preferred stock dividends and discount accretion and redemptions	43	48	108	118
Net income attributable to common shareholders	$923	$992	$1,782	$1,925
Earnings Per Common Share
Basic	$1.84	$1.92	$3.54	$3.71
Diluted	$1.82	$1.88	$3.49	$3.63
Average Common Shares Outstanding
Basic	497	517	499	519
Diluted	503	525	505	527

See accompanying Notes To Consolidated Financial Statements.

44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Net income	$989	$1,044	$1,932	$2,048
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	273	(365)	777	(291)
Net unrealized gains (losses) on OTTI securities	17	4	(21)	7
Net unrealized gains (losses) on cash flow hedge derivatives	63	(170)	263	69
Pension and other postretirement benefit plan adjustments	3	(10)	15	50
Other	12	(9)	(15)	(36)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	368	(550)	1,019	(201)
Income tax benefit (expense) related to items of other comprehensive income	(164)	226	(413)	77
Other comprehensive income (loss), after tax and net of reclassifications into Net income	204	(324)	606	(124)
Comprehensive income	1,193	720	2,538	1,924
Less: Comprehensive income (loss) attributable to noncontrolling interests	23	4	42	5
Comprehensive income attributable to PNC	$1,170	$716	$2,496	$1,919

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    45

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except par value	June 30 2016	December 31 2015
Assets
Cash and due from banks (a)	$4,196	$4,065
Federal funds sold and resale agreements (b)	1,476	1,369
Trading securities	2,006	1,726
Interest-earning deposits with banks (a)	26,750	30,546
Loans held for sale (b)	2,296	1,540
Investment securities	71,801	70,528
Loans (b)	209,056	206,696
Allowance for loan and lease losses	(2,685)	(2,727)
Net loans (a)	206,371	203,969
Goodwill	9,103	9,103
Mortgage servicing rights	1,222	1,589
Other intangible assets	329	379
Equity investments (a)	10,469	10,587
Other (a) (b)	25,316	23,092
Total assets	$361,335	$358,493
Liabilities
Deposits
Noninterest-bearing	$77,866	$79,435
Interest-bearing	171,912	169,567
Total deposits	249,778	249,002
Borrowed funds
Federal funds purchased and repurchase agreements	1,620	1,777
Federal Home Loan Bank borrowings	18,055	20,108
Bank notes and senior debt	23,588	21,298
Subordinated debt	8,764	8,556
Other (c) (d)	2,544	2,793
Total borrowed funds	54,571	54,532
Allowance for unfunded loan commitments and letters of credit	303	261
Accrued expenses (c)	5,080	4,975
Other (c)	4,904	3,743
Total liabilities	314,636	312,513
Equity
Preferred stock (e)
Common stock ($5 par value, authorized 800 shares, issued 542 shares)	2,709	2,708
Capital surplus – preferred stock	3,455	3,452
Capital surplus – common stock and other	12,653	12,745
Retained earnings	30,309	29,043
Accumulated other comprehensive income (loss)	736	130
Common stock held in treasury at cost: 49 and 38 shares	(4,304)	(3,368)
Total shareholders’ equity	45,558	44,710
Noncontrolling interests	1,141	1,270
Total equity	46,699	45,980
Total liabilities and equity	$361,335	$358,493
(a)	Our consolidated assets at June 30, 2016 included the following assets of certain variable interest entities (VIEs): Equity investments of $220 million and Other assets of $47 million. Our consolidated assets at December 31, 2015 included the following assets of certain VIEs: Cash and due from banks of $11 million, Interest-earning deposits with banks of $4 million, Net loans of $1.3 billion, Equity investments of $183 million, and Other assets of $402 million.
(b)	Our consolidated assets at June 30, 2016 included the following for which we have elected the fair value option: Federal funds sold and resale agreements of $137 million, Loans held for sale of $2.1 billion, Loans of $.9 billion, and Other assets of $349 million. Our consolidated assets at December 31, 2015 included the following for which we have elected the fair value option: Federal funds sold and resale agreements of $137 million, Loans held for sale of $1.5 billion, Loans of $.9 billion, and Other assets of $521 million.
(c)	Our consolidated liabilities at June 30, 2016 included liabilities of $11 million for certain VIEs. Our consolidated liabilities at December 31, 2015 included the following liabilities of certain VIEs: Other borrowed funds of $148 million, Accrued expenses of $44 million, and Other liabilities of $202 million.
(d)	Our consolidated liabilities at June 30, 2016 and December 31, 2015 included Other borrowed funds of $70 million and $93 million, respectively, for which we have elected the fair value option.
(e)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2016	2015
Operating Activities
Net income	$1,932	$2,048
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	279	100
Depreciation and amortization	561	530
Deferred income taxes	(68)	109
Net gains on sales of securities	(13)	(50)
Changes in fair value of mortgage servicing rights	527	43
Gain on sales of Visa Class B common shares	(126)	(79)
Undistributed earnings of BlackRock	(148)	(196)
Net change in
Trading securities and other short-term investments	(865)	(22)
Loans held for sale	(728)	(391)
Other assets	(2,516)	22
Accrued expenses and other liabilities	2,179	(186)
Other	(253)	(272)
Net cash provided (used) by operating activities	761	1,656
Investing Activities
Sales
Securities available for sale	2,084	2,402
Loans	875	958
Repayments/maturities
Securities available for sale	4,895	3,933
Securities held to maturity	1,251	1,054
Purchases
Securities available for sale	(7,182)	(9,706)
Securities held to maturity	(1,587)	(3,049)
Loans	(504)	(355)
Net change in
Federal funds sold and resale agreements	(107)	(119)
Interest-earning deposits with banks	3,796	(2,190)
Loans	(3,659)	(1,017)
Other	49	(394)
Net cash provided (used) by investing activities	(89)	(8,483)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    47

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

Unaudited In millions	Six months ended June 30
	2016	2015
Financing Activities
Net change in
Noninterest-bearing deposits	$(1,113)	$3,909
Interest-bearing deposits	2,345	3,580
Federal funds purchased and repurchase agreements	(157)	(1,320)
Commercial paper		(158)
Other borrowed funds	524	712
Sales/issuances
Federal Home Loan Bank borrowings		2,250
Bank notes and senior debt	2,856	4,932
Commercial paper		1,393
Other borrowed funds	133	586
Common and treasury stock	29	109
Repayments/maturities
Federal Home Loan Bank borrowings	(2,053)	(62)
Bank notes and senior debt	(993)	(2,134)
Subordinated debt	38	39
Commercial paper	(14)	(3,274)
Other borrowed funds	(461)	(1,532)
Preferred stock redemption		(500)
Acquisition of treasury stock	(1,054)	(1,020)
Preferred stock cash dividends paid	(105)	(115)
Common stock cash dividends paid	(516)	(516)
Net cash provided (used) by financing activities	(541)	6,879
Net Increase (Decrease) In Cash And Due From Banks	131	52
Cash and due from banks at beginning of period	4,065	4,360
Cash and due from banks at end of period	$4,196	$4,412
Supplemental Disclosures
Interest paid	$664	$503
Income taxes paid	$284	$191
Income taxes refunded	$35	$1
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	$367	$3
Transfer from loans to foreclosed assets	$158	$227

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2015 Annual Report on Form 10-K. Reference is made to Note 1 Accounting Policies in the 2015 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in the 2015 Annual Report on Form 10-K. These interim consolidated financial statements serve to update the 2015 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

Recently Adopted Accounting Standards

We did not adopt new accounting standards that had a significant impact during the second quarter of 2016.

NOTE 2 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2015 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization special purpose entities (SPEs).

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where PNC retains the servicing, we recognize a servicing right at fair value. See Note 7 Goodwill and Intangible Assets for information on our servicing rights, including the carrying value of servicing assets.

The PNC Financial Services Group, Inc. – Form 10-Q    49

The following table provides cash flows associated with PNC’s loan sale and servicing activities:

Table 42: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended June 30, 2016
Sales of loans (c)	$1,408	$804
Repurchases of previously transferred loans (d)	$103
Servicing fees (e)	$93	$32	$3
Servicing advances recovered/(funded), net	$48	$(24)	$(4)
Cash flows on mortgage-backed securities held (f)	$417	$92
CASH FLOWS – Three months ended June 30, 2015
Sales of loans (c)	$2,015	$1,159
Repurchases of previously transferred loans (d)	$134
Servicing fees (e)	$82	$36	$4
Servicing advances recovered/(funded), net	$47	$21	$1
Cash flows on mortgage-backed securities held (f)	$429	$54
CASH FLOWS – Six months ended June 30, 2016
Sales of loans (c)	$2,846	$1,454
Repurchases of previously transferred loans (d)	$263
Servicing fees (e)	$186	$62	$6
Servicing advances recovered/(funded), net	$76	$7	$20
Cash flows on mortgage-backed securities held (f)	$769	$197
CASH FLOWS – Six months ended June 30, 2015
Sales of loans (c)	$3,955	$2,179
Repurchases of previously transferred loans (d)	$303		$2
Servicing fees (e)	$165	$68	$8
Servicing advances recovered/(funded), net	$38	$28	$25
Cash flows on mortgage-backed securities held (f)	$669	$114
(a)	Represents cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged.
(c)	Gains/losses recognized on sales of loans were insignificant for the periods presented.
(d)	Includes residential mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our Removal of Account Provision (ROAP) option, and loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers. Includes home equity lines of credit repurchased at the end of their draw periods due to contractual requirements.
(e)	Includes contractually specified servicing fees, late charges and ancillary fees.
(f)	Represents cash flows on securities we hold issued by a securitization SPE in which PNC transferred to and/or services loans. The carrying values of such securities held were $6.4 billion in residential mortgage-backed securities and $1.1 billion in commercial mortgage-backed securities at June 30, 2016 and $5.6 billion in residential mortgage-backed securities and $1.2 billion in commercial mortgage-backed securities at June 30, 2015. Additionally, at December 31, 2015, the carrying values of such securities held were $6.6 billion in residential mortgage-backed securities and $1.3 billion in commercial mortgage-backed securities.

The table below presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. For more information regarding our recourse and repurchase obligations, including our reserve of estimated losses, see the Recourse and Repurchase Obligations section of Note 21 Commitments and Guarantees in our 2015 Form 10-K.

50    The PNC Financial Services Group, Inc. – Form 10-Q

Table 43: Principal Balance, Delinquent Loans, and

Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
June 30, 2016
Total principal balance	$69,268	$49,625	$2,533
Delinquent loans (c)	$1,555	$1,035	$893
December 31, 2015
Total principal balance	$72,898	$53,789	$2,806
Delinquent loans (c)	$1,923	$1,057	$904
Three months ended June 30, 2016
Net charge-offs (d)	$28	$157	$9
Three months ended June 30, 2015
Net charge-offs (d)	$37	$148	$8
Six months ended June 30, 2016
Net charge-offs (d)	$54	$1,069	$16
Six months ended June 30, 2015
Net charge-offs (d)	$69	$255	$15
(a)	Represents information at the securitization level in which PNC has sold loans and is the servicer for the securitization.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged.
(c)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(d)	Net charge-offs for Residential mortgages and Home equity loans/lines represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for commercial mortgage backed securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

Variable Interest Entities (VIEs)

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2015 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of June 30, 2016 and December 31, 2015, respectively. Amounts presented for June 30, 2016 are based on the assessments performed in accordance with ASC 810 as amended by ASU 2015-02 and adopted in the first quarter of 2016. Specifically, the ASU modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities (VOEs). We have not provided additional financial support to these entities which we are not contractually required to provide.

Table 44: Consolidated VIEs – Carrying Value (a)

June 30, 2016 (b) In millions	Total
Assets
Equity investments	$220
Other assets	47
Total assets	$267
Total liabilities	$11
Noncontrolling interests	$123

December 31, 2015 In millions	Total
Assets
Cash and due from banks	$11
Interest-earning deposits with banks	4
Loans	1,341
Allowance for loan and lease losses	(48)
Equity investments	183
Other assets	402
Total assets	$1,893
Liabilities
Other borrowed funds	$148
Accrued expenses	44
Other liabilities	202
Total liabilities	$394
Noncontrolling interests	$99
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts for June 30, 2016 reflect the first quarter 2016 adoption of ASU 2015-02.

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

The PNC Financial Services Group, Inc. – Form 10-Q    51

Table 45: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
June 30, 2016 (b)
Commercial Mortgage-Backed Securitizations (c)	$1,284	$1,284	(d)
Residential Mortgage-Backed Securitizations (c)	6,406	6,406	(d)	$1	(f)
Tax Credit Investments and Other	3,042	2,963	(e)	771	(g)
Total	$10,732	$10,653		$772
December 31, 2015
Commercial Mortgage-Backed Securitizations (c)	$1,498	$1,498	(d)	$1	(f)
Residential Mortgage-Backed Securitizations (c)	6,680	6,680	(d)	1	(f)
Tax Credit Investments and Other	2,551	2,622	(e)	836	(g)
Total	$10,729	$10,800		$838
(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable).
(b)	Amounts for June 30, 2016 reflect the first quarter 2016 adoption of ASU 2015-02.
(c)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Values disclosed in the PNC Risk of Loss column represent our maximum exposure to loss for those securities’ holdings.
(d)	Included in Trading securities, Investment securities, Other intangible assets and Other assets on our Consolidated Balance Sheet.
(e)	Included in Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(f)	Included in Other liabilities on our Consolidated Balance Sheet.
(g)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During the six months ended June 30, 2016, we recognized $105 million of amortization, $111 million of tax credits, and $38 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes. The amounts for the second quarter of 2016 were $53 million, $55 million and $19 million, respectively.

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

Nonperforming assets include nonperforming loans and leases, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans as these loans are accounted for at fair value. However, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. Purchased impaired loans are excluded from nonperforming loans as we are currently accreting interest income over the expected life of the loans.

See Note 1 Accounting Policies in our 2015 Form 10-K for additional delinquency, nonperforming, and charge-off information.

52    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables display the delinquency status of our loans and our nonperforming assets at June 30, 2016 and December 31, 2015, respectively.

Table 46: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)	Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d) (e)
June 30, 2016
Commercial Lending
Commercial	$99,797	$61	$34	$38	$133	$606		$26	$100,562
Commercial real estate	28,569	5	11		16	143		112	28,840
Equipment lease financing	7,596	1	4		5	19			7,620
Total commercial lending	135,962	67	49	38	154	768		138	137,022
Consumer Lending
Home equity	28,604	63	27		90	926		1,263	30,883
Residential real estate (f)	11,554	128	65	489	682	513	$215	1,835	14,799
Credit card	4,820	25	17	30	72	4			4,896
Other consumer (g)	20,940	181	85	197	463	53			21,456
Total consumer lending	65,918	397	194	716	1,307	1,496	215	3,098	72,034
Total	$201,880	$464	$243	$754	$1,461	$2,264	$215	$3,236	$209,056
Percentage of total loans	96.57%	.22%	.12%	.36%	.70%	1.08%	.10%	1.55%	100.00%
December 31, 2015
Commercial Lending
Commercial	$98,075	$69	$32	$45	$146	$351		$36	$98,608
Commercial real estate	27,134	10	4		14	187		133	27,468
Equipment lease financing	7,440	19	2		21	7			7,468
Total commercial lending	132,649	98	38	45	181	545		169	133,544
Consumer Lending
Home equity	29,656	63	30		93	977		1,407	32,133
Residential real estate (f)	10,918	142	65	566	773	549	$225	1,946	14,411
Credit card	4,779	28	19	33	80	3			4,862
Other consumer (g)	21,181	180	96	237	513	52			21,746
Total consumer lending	66,534	413	210	836	1,459	1,581	225	3,353	73,152
Total	$199,183	$511	$248	$881	$1,640	$2,126	$225	$3,522	$206,696
Percentage of total loans	96.36%	.25%	.12%	.43%	.80%	1.03%	.11%	1.70%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.4 billion at both June 30, 2016 and December 31, 2015.
(e)	Future accretable yield related to purchased impaired loans is not included in the analysis of loan portfolio.
(f)	Past due loan amounts at June 30, 2016 include government insured or guaranteed Residential real estate mortgages totaling $57 million for 30 to 59 days past due, $47 million for 60 to 89 days past due and $466 million for 90 days or more past due. Past due loan amounts at December 31, 2015 include government insured or guaranteed Residential real estate mortgages totaling $56 million for 30 to 59 days past due, $45 million for 60 to 89 days past due and $545 million for 90 days or more past due.
(g)	Past due loan amounts at June 30, 2016 include government insured or guaranteed Other consumer loans totaling $110 million for 30 to 59 days past due, $64 million for 60 to 89 days past due and $184 million for 90 days or more past due. Past due loan amounts at December 31, 2015 include government insured or guaranteed Other consumer loans totaling $116 million for 30 to 59 days past due, $75 million for 60 to 89 days past due and $220 million for 90 days or more past due.

At June 30, 2016, we pledged $20.9 billion of commercial loans to the Federal Reserve Bank (FRB) and $58.1 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2015 were $20.2 billion and $56.4 billion, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    53

Table 47: Nonperforming Assets

Dollars in millions	June 30 2016	December 31 2015
Nonperforming loans
Total commercial lending	$768	$545
Total consumer lending (a)	1,496	1,581
Total nonperforming loans (b) (c)	2,264	2,126
OREO and foreclosed assets
Other real estate owned (OREO)	239	279
Foreclosed and other assets	12	20
Total OREO and foreclosed assets	251	299
Total nonperforming assets	$2,515	$2,425
Nonperforming loans to total loans	1.08%	1.03%
Nonperforming assets to total loans, OREO and foreclosed assets	1.20	1.17
Nonperforming assets to total assets	.70	.68
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.4 billion and $.6 billion at June 30, 2016 and December 31, 2015, both included $.3 billion of loans that are government insured/guaranteed.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies in our 2015 Form 10-K and the TDR section within this Note.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.2 billion at June 30, 2016 and $1.1 billion at December 31, 2015. TDRs that are performing, including consumer credit card TDR loans, totaled $1.2 billion at both June 30, 2016 and December 31, 2015, and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

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

Commercial Lending Asset Classes

Commercial Loan Class

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process on an ongoing basis. These ratings are reviewed and updated, generally at least once per year. Additionally, no less frequently than on an annual basis, we review PD rates related to each rating grade based upon internal historical data. These rates are updated as needed and augmented by market data as deemed necessary. For small balance homogeneous pools of commercial loans, mortgages and leases, we apply statistical modeling to assist in determining the probability of default within these pools. Further, on a periodic basis, we update our LGD estimates associated with each rating grade based upon historical data. The combination of the PD and LGD ratings assigned to a commercial loan, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss for that loan at the reporting date. In general, loans with better PD and LGD tend to have a lower likelihood of loss compared to loans with worse PD and LGD. The loss amount also considers an estimate of exposure at date of default, which we also periodically update based upon historical data.

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

54    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 48: Commercial Lending Asset Quality Indicators (a) (b)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
June 30, 2016
Commercial	$94,962	$2,174	$3,237	$163	$100,536
Commercial real estate	28,251	68	398	11	28,728
Equipment lease financing	7,336	56	219	9	7,620
Purchased impaired loans	35	1	91	11	138
Total commercial lending	$130,584	$2,299	$3,945	$194	$137,022
December 31, 2015
Commercial	$93,364	$2,029	$3,089	$90	$98,572
Commercial real estate	26,729	120	481	5	27,335
Equipment lease financing	7,230	87	150	1	7,468
Purchased impaired loans		6	157	6	169
Total commercial lending	$127,323	$2,242	$3,877	$102	$133,544
(a)	Based upon PDs and LGDs. We apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in the above table.
(b)	Loans are included above based on the Regulatory Classification definitions of “Pass”, “Special Mention”, “Substandard” and “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.

The PNC Financial Services Group, Inc. – Form 10-Q    55

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

Table 49: Home Equity and Residential Real Estate Balances

In millions	June 30 2016	December 31 2015
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$41,750	$42,268
Home equity and residential real estate loans – purchased impaired loans (b)	3,379	3,684
Government insured or guaranteed residential real estate mortgages (a)	834	923
Difference between outstanding balance and recorded investment in purchased impaired loans	(281)	(331)
Total home equity and residential real estate loans (a)	$45,682	$46,544
(a)	Represents recorded investment.
(b)	Represents outstanding balance.

56    The PNC Financial Services Group, Inc. – Form 10-Q

Table 50: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
June 30, 2016 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$213	$815	$227	$1,255
Less than or equal to 660 (d) (e)	35	148	51	234
Missing FICO	1	6	9	16
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	553	1,541	444	2,538
Less than or equal to 660 (d) (e)	78	260	105	443
Missing FICO	3	3	12	18
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	626	1,357	561	2,544
Less than or equal to 660	81	203	82	366
Missing FICO	1	2	16	19
Less than 90% and updated FICO scores:
Greater than 660	13,928	7,631	9,734	31,293
Less than or equal to 660	1,257	842	600	2,699
Missing FICO	24	12	287	323
Missing LTV and updated FICO scores:
Greater than 660			2	2
Total home equity and residential real estate loans	$16,800	$12,820	$12,130	$41,750

	Home Equity		Residential Real Estate	Total
December 31, 2015 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$283	$960	$284	$1,527
Less than or equal to 660 (d) (e)	40	189	68	297
Missing FICO	1	8	5	14
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	646	1,733	564	2,943
Less than or equal to 660 (d) (e)	92	302	102	496
Missing FICO	3	4	8	15
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	698	1,492	615	2,805
Less than or equal to 660	88	226	94	408
Missing FICO	1	3	10	14
Less than 90% and updated FICO scores:
Greater than 660	13,895	7,808	9,117	30,820
Less than or equal to 660	1,282	923	570	2,775
Missing FICO	31	18	105	154
Total home equity and residential real estate loans	$17,060	$13,666	$11,542	$42,268
(a)	Excludes purchased impaired loans of approximately $3.1 billion and $3.4 billion in recorded investment, certain government insured or guaranteed residential real estate mortgages of approximately $.8 billion and $.9 billion, and loans held for sale at June 30, 2016 and December 31, 2015, respectively. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
(c)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. We generally utilize origination lien balances provided by a third-party, where applicable, which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon lien balances held by others, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states had the highest percentage of higher risk loans at June 30, 2016: New Jersey 16%, Pennsylvania 12%, Illinois 11%, Ohio 11%, Florida 7%, Maryland 7% and Michigan 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 32% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2015: New Jersey 14%, Pennsylvania 12%, Illinois 11%, Ohio 11%, Florida 7%, Maryland 7% and Michigan 5%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 33% of the higher risk loans.

The PNC Financial Services Group, Inc. – Form 10-Q    57

Table 51: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)	Total
June 30, 2016 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$5	$138	$162	$305
Less than or equal to 660	5	62	60	127
Missing FICO		2	4	6
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	9	314	165	488
Less than or equal to 660	8	126	104	238
Missing FICO		2	6	8
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	8	158	122	288
Less than or equal to 660	5	71	66	142
Missing FICO		1	3	4
Less than 90% and updated FICO scores:
Greater than 660	116	325	609	1,050
Less than or equal to 660	81	168	421	670
Missing FICO	1	3	26	30
Missing LTV and updated FICO scores:
Greater than 660	2		15	17
Less than or equal to 660	1		4	5
Missing FICO			1	1
Total home equity and residential real estate loans	$241	$1,370	$1,768	$3,379

	Home Equity (b) (c)		Residential Real Estate (b) (c)	Total
December 31, 2015 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$6	$164	$147	$317
Less than or equal to 660	6	79	76	161
Missing FICO		7	5	12
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	12	331	186	529
Less than or equal to 660	9	145	118	272
Missing FICO		8	7	15
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	10	167	133	310
Less than or equal to 660	6	75	68	149
Missing FICO		4	3	7
Less than 90% and updated FICO scores:
Greater than 660	106	345	665	1,116
Less than or equal to 660	91	182	455	728
Missing FICO	1	13	31	45
Missing LTV and updated FICO scores:
Greater than 660	1		14	15
Less than or equal to 660	1		6	7
Missing FICO			1	1
Total home equity and residential real estate loans	$249	$1,520	$1,915	$3,684
(a)	Amounts shown represent outstanding balance.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states had the highest percentage of purchased impaired loans at June 30, 2016: California 16%, Florida 14%, Illinois 11%, Ohio 9%, North Carolina 7%, and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 38% of the purchased impaired portfolio. The following states had the highest percentage of purchased impaired loans at December 31, 2015: California 16%, Florida 14%, Illinois 11%, Ohio 9%, North Carolina 7% and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 38% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. We generally utilize origination lien balances provided by a third-party, where applicable, which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon lien balances held by others, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

58    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 52: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
June 30, 2016
FICO score greater than 719	$2,979	61%	$9,765	66%
650 to 719	1,362	28	3,594	24
620 to 649	196	4	507	3
Less than 620	207	4	584	4
No FICO score available or required (c)	152	3	368	3
Total loans using FICO credit metric	4,896	100%	14,818	100%
Consumer loans using other internal credit metrics (b)			6,638
Total loan balance	$4,896		$21,456
Weighted-average updated FICO score (d)		735		746
December 31, 2015
FICO score greater than 719	$2,936	60%	$9,371	65%
650 to 719	1,346	28	3,534	24
620 to 649	202	4	523	4
Less than 620	227	5	604	4
No FICO score available or required (c)	151	3	501	3
Total loans using FICO credit metric	4,862	100%	14,533	100%
Consumer loans using other internal credit metrics (b)			7,213
Total loan balance	$4,862		$21,746
Weighted-average updated FICO score (d)		734		744
(a)	At June 30, 2016, we had $32 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the June 30, 2016 balance related to higher risk credit card loans was geographically distributed throughout the following areas: Ohio 17%, Pennsylvania 16%, Michigan 8%, New Jersey 8%, Florida 7%, Illinois 6%, Maryland 5%, Kentucky 4%, and Indiana 4%. All other states had less than 4% individually and make up the remainder of the balance. At December 31, 2015, we had $34 million of credit card loans that are higher risk. The majority of the December 31, 2015 balance related to higher risk credit card loans was geographically distributed throughout the following areas: Ohio 17%, Pennsylvania 15%, Michigan 8%, New Jersey 8%, Florida 7%, Illinois 6%, Indiana 6%, Maryland 4% and North Carolina 4%. All other states had less than 4% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

Troubled Debt Restructurings (TDRs)

Table 53: Summary of Troubled Debt Restructurings

In millions	June 30 2016	December 31 2015
Total commercial lending	$588	$434
Total consumer lending	1,860	1,917
Total TDRs	$2,448	$2,351
Nonperforming	$1,240	$1,119
Accruing (a)	1,208	1,232
Total TDRs	$2,448	$2,351
(a)	Accruing loans include consumer credit card loans and loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

The PNC Financial Services Group, Inc. – Form 10-Q    59

We held specific reserves in the ALLL of $.4 billion and $.3 billion at June 30, 2016 and December 31, 2015, respectively, for the total TDR portfolio.

Table 54 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ recorded investment as a result of becoming a TDR during the first six months and second quarters of 2016 and 2015, respectively. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2015 Form 10-K for additional discussion of TDR concessions.

Table 54: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended June 30, 2016 Dollars in millions	Number of Loans		Principal Forgiveness (d)	Rate Reduction (e)	Other (f)	Total
Total commercial lending	30	$204		$42	$141	$183
Total consumer lending	2,670	57		38	16	54
Total TDRs	2,700	$261		$80	$157	$237
During the three months ended June 30, 2015 Dollars in millions
Total commercial lending	37	$42	$4	$3	$21	$28
Total consumer lending	2,769	86		47	36	83
Total TDRs	2,806	$128	$4	$50	$57	$111

Table 54: Financial Impact and TDRs by Concession Type (Continued) (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the six months ended June 30, 2016 Dollars in millions	Number of Loans		Principal Forgiveness (d)	Rate Reduction (e)	Other (f)	Total
Total commercial lending	72	$372		$52	$283	$335
Total consumer lending	5,635	125		82	36	118
Total TDRs	5,707	$497		$134	$319	$453
During the six months ended June 30, 2015 Dollars in millions
Total commercial lending (d)	75	$105	$6	$3	$72	$81
Total consumer lending	5,386	155		88	61	149
Total TDRs	5,461	$260	$6	$91	$133	$230
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
(d)	Includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place.
(e)	Includes reduced interest rate and interest deferral. The TDRs within this category result in reductions to future interest income.
(f)	Primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2016 and January 1, 2015, respectively, and (ii) subsequently defaulted during the three months and six months ended June 30, 2016 totaled $38 million and $59 million, respectively. The comparable amounts for the three months and six months ended June 30, 2015 totaled $27 million and $45 million, respectively.

See Note 3 Asset Quality in our 2015 Form 10-K for additional discussion on TDRs.

60    The PNC Financial Services Group, Inc. – Form 10-Q

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. Nonperforming equipment lease financing loans of $19 million and $7 million at June 30, 2016 and December 31, 2015, respectively, are excluded from impaired loans pursuant to authoritative lease accounting guidance. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the six months ended June 30, 2016 and June 30, 2015. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 55: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance (a)	Average Recorded Investment (b)
June 30, 2016
Impaired loans with an associated allowance
Commercial	$661	$489	$140	$395
Commercial real estate	200	97	27	110
Home equity	919	875	196	904
Residential real estate	246	245	31	258
Credit card	104	104	26	106
Other consumer	27	24	1	25
Total impaired loans with an associated allowance	$2,157	$1,834	$421	$1,798
Impaired loans without an associated allowance
Commercial	$328	$230		$222
Commercial real estate	201	144		152
Home equity	471	215		200
Residential real estate	509	389		389
Other consumer	23	8		8
Total impaired loans without an associated allowance	$1,532	$986		$971
Total impaired loans	$3,689	$2,820	$421	$2,769
December 31, 2015
Impaired loans with an associated allowance
Commercial	$442	$337	$84	$306
Commercial real estate	254	130	35	197
Home equity	978	909	216	965
Residential real estate	272	264	35	359
Credit card	108	108	24	118
Other consumer	31	26	1	32
Total impaired loans with an associated allowance	$2,085	$1,774	$395	$1,977
Impaired loans without an associated allowance
Commercial	$201	$118		$87
Commercial real estate	206	158		168
Home equity	464	206		158
Residential real estate	512	396		346
Other consumer	24	8		8
Total impaired loans without an associated allowance	$1,407	$886		$767
Total impaired loans	$3,492	$2,660	$395	$2,744
(a)	Associated allowance amounts include $.4 billion and $.3 billion for TDRs at June 30, 2016 and December 31, 2015, respectively.
(b)	Average recorded investment is for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    61

NOTE 4 ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

Allowance for Loan and Lease Losses

We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We use the two main portfolio segments – Commercial Lending and Consumer Lending – and develop and document the ALLL under separate methodologies for each of these segments as discussed in Note 1 Accounting Policies of our 2015 Form 10-K. A rollforward of the ALLL and associated loan data follows.

Table 56: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
June 30, 2016
Allowance for Loan and Lease Losses
January 1	$1,605	$1,122	$2,727
Charge-offs	(187)	(262)	(449)
Recoveries	88	78	166
Net (charge-offs) / recoveries	(99)	(184)	(283)
Provision for credit losses	153	126	279
Net change in allowance for unfunded loan commitments and letters of credit	(41)	(1)	(42)
Net recoveries of purchased impaired loans		4	4
June 30	$1,618	$1,067	$2,685
TDRs individually evaluated for impairment	$103	$254	$357
Other loans individually evaluated for impairment	64		64
Loans collectively evaluated for impairment	1,407	532	1,939
Purchased impaired loans	44	281	325
June 30	$1,618	$1,067	$2,685
Loan Portfolio
TDRs individually evaluated for impairment (a)	$588	$1,860	$2,448
Other loans individually evaluated for impairment	372		372
Loans collectively evaluated for impairment (b)	135,924	66,225	202,149
Fair value option loans (c)		851	851
Purchased impaired loans	138	3,098	3,236
June 30	$137,022	$72,034	$209,056
Portfolio segment ALLL as a percentage of total ALLL	60%	40%	100%
Ratio of the allowance for loan and lease losses to total loans (d)	1.18%	1.48%	1.28%
June 30, 2015
Allowance for Loan and Lease Losses
January 1	$1,571	$1,760	$3,331
Charge-offs	(108)	(284)	(392)
Recoveries	134	88	222
Net charge-offs	26	(196)	(170)
Provision for credit losses	20	80	100
Net change in allowance for unfunded loan commitments and letters of credit	13		13
Other	(2)		(2)
June 30	$1,628	$1,644	$3,272
TDRs individually evaluated for impairment	$35	$274	$309
Other loans individually evaluated for impairment	65		65
Loans collectively evaluated for impairment	1,461	582	2,043
Purchased impaired loans	67	788	855
June 30	$1,628	$1,644	$3,272
Loan Portfolio
TDRs individually evaluated for impairment (a)	$414	$2,002	$2,416
Other loans individually evaluated for impairment	282		282
Loans collectively evaluated for impairment (b)	129,791	67,258	197,049
Fair value option loans (c)		941	941
Purchased impaired loans	235	4,230	4,465
June 30	$130,722	$74,431	$205,153
Portfolio segment ALLL as a percentage of total ALLL	50%	50%	100%
Ratio of the allowance for loan and lease losses to total loans	1.25%	2.21%	1.59%

62    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	TDRs individually evaluated for impairment exclude TDRs that were subsequently accounted for as held for sale loans, but continue to be disclosed as TDRs.
(b)	Includes $149 million of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell at June 30, 2016. Accordingly, there is no allowance recorded on these loans. The comparative amount as of June 30, 2015 was $174 million.
(c)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.
(d)	See Note 1 Accounting Policies in our 2015 Form 10-K for information on our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses incurred on these unfunded credit facilities as of the balance sheet date as discussed in Note 1 Accounting Policies of our 2015 Form 10-K. A rollforward of the allowance is presented below.

Table 57: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2016	2015
January 1	$261	$259
Net change in allowance for unfunded loan commitments and letters of credit	42	(13)
June 30	$303	$246

The PNC Financial Services Group, Inc. – Form 10-Q    63

NOTE 5 INVESTMENT SECURITIES

Table 58: Investment Securities Summary

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
June 30, 2016
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$9,794	$323	$(19)	$10,098
Residential mortgage-backed
Agency	25,216	568	(16)	25,768
Non-agency	3,555	214	(80)	3,689
Commercial mortgage-backed
Agency	1,740	26	(3)	1,763
Non-agency	4,559	70	(25)	4,604
Asset-backed	5,682	55	(40)	5,697
State and municipal	1,984	119	(3)	2,100
Other debt	2,616	69	(4)	2,681
Total debt securities	55,146	1,444	(190)	56,400
Corporate stocks and other	483	1		484
Total securities available for sale	$55,629	$1,445	$(190)	$56,884
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$263	$68		$331
Residential mortgage-backed
Agency	10,058	245	$(3)	10,300
Non-agency	217	14		231
Commercial mortgage-backed
Agency	1,109	46		1,155
Non-agency	612	26		638
Asset-backed	705		(8)	697
State and municipal	1,931	175		2,106
Other debt	22			22
Total securities held to maturity	$14,917	$574	$(11)	$15,480
December 31, 2015
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$9,764	$152	$(42)	$9,874
Residential mortgage-backed
Agency	24,698	250	(128)	24,820
Non-agency	3,992	247	(88)	4,151
Commercial mortgage-backed
Agency	1,917	11	(10)	1,918
Non-agency	4,902	30	(29)	4,903
Asset-backed	5,417	54	(48)	5,423
State and municipal	1,982	79	(5)	2,056
Other debt	2,007	31	(12)	2,026
Total debt securities	54,679	854	(362)	55,171
Corporate stocks and other	590		(1)	589
Total securities available for sale	$55,269	$854	$(363)	$55,760

64    The PNC Financial Services Group, Inc. – Form 10-Q

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$258	$40		$298
Residential mortgage-backed
Agency	9,552	101	$(65)	9,588
Non-agency	233	8		241
Commercial mortgage-backed
Agency	1,128	40		1,168
Non-agency	722	6	(1)	727
Asset-backed	717		(10)	707
State and municipal	1,954	116		2,070
Other debt	204		(1)	203
Total securities held to maturity	$14,768	$311	$(77)	$15,002
(a)	Held to maturity securities transferred from available for sale are recorded in held to maturity at fair value at the time of transfer. The amortized cost of held to maturity securities included net unrealized gains of $84 million and $97 million at June 30, 2016 and December 31, 2015, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At June 30, 2016, Accumulated other comprehensive income included pretax gains of $98 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 59 presents gross unrealized losses on securities available for sale at June 30, 2016 and December 31, 2015. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in Accumulated other comprehensive income (loss). The decrease in total unrealized losses at June 30, 2016 when compared to December 31, 2015 was due to a decline in market interest rates.

The PNC Financial Services Group, Inc. – Form 10-Q    65

Table 59: Gross Unrealized Loss and Fair Value of Securities Available for Sale

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2016
Debt securities
U.S. Treasury and government agencies	$(6)	$1,030	$(13)	$2,445	$(19)	$3,475
Residential mortgage-backed
Agency	(3)	662	(13)	879	(16)	1,541
Non-agency	(6)	344	(74)	1,292	(80)	1,636
Commercial mortgage-backed
Agency	(2)	122	(1)	186	(3)	308
Non-agency	(5)	1,006	(20)	1,169	(25)	2,175
Asset-backed	(8)	1,081	(32)	1,567	(40)	2,648
State and municipal	(3)	239	(a )	55	(3)	294
Other debt	(2)	79	(2)	102	(4)	181
Total debt securities	(35)	4,563	(155)	7,695	(190)	12,258
Corporate stocks and other			(a )	15	(a )	15
Total	$(35)	$4,563	$(155)	$7,710	$(190)	$12,273
December 31, 2015
Debt securities
U.S. Treasury and government agencies	$(40)	$5,885	$(2)	$120	$(42)	$6,005
Residential mortgage-backed
Agency	(103)	11,799	(25)	1,094	(128)	12,893
Non-agency	(3)	368	(85)	1,527	(88)	1,895
Commercial mortgage-backed
Agency	(7)	745	(3)	120	(10)	865
Non-agency	(22)	2,310	(7)	807	(29)	3,117
Asset-backed	(30)	3,477	(18)	494	(48)	3,971
State and municipal	(3)	326	(2)	60	(5)	386
Other debt	(8)	759	(4)	188	(12)	947
Total debt securities	(216)	25,669	(146)	4,410	(362)	30,079
Corporate stocks and other	(a )	46	(1)	15	(1)	61
Total	$(216)	$25,715	$(147)	$4,425	$(363)	$30,140
(a)	The unrealized loss on these securities was less than $.5 million.

The gross unrealized loss on debt securities held to maturity was $10 million at June 30, 2016, with less than $.5 million of the loss related to securities with a fair value of $.2 billion that had been in a continuous loss position less than 12 months and $10 million of the loss related to securities with a fair value of $.9 billion that had been in a continuous loss position for more than 12 months. The gross unrealized loss on debt securities held to maturity was $82 million at December 31, 2015, with $59 million of the loss related to securities with a fair value of $5.5 billion that had been in a continuous loss position less than 12 months and $23 million of the loss related to securities with a fair value of $953 million that had been in a continuous loss position for more than 12 months. For securities transferred to held to maturity from available for sale, the unrealized loss for purposes of this analysis is determined by comparing the security’s original amortized cost to its current estimated fair value.

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding Table 59, as of June 30, 2016 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

66    The PNC Financial Services Group, Inc. – Form 10-Q

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

For those securities on our balance sheet where we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion at June 30, 2016. During the first six months of 2016 and 2015, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities were not significant.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 60: Gains (Losses) on Sales of Securities Available for Sale

Six months ended June 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
2016	$2,093	$14	$(1)	$13	$5
2015	$2,441	$51	$(1)	$50	$17

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2016.

Table 61: Contractual Maturity of Debt Securities

June 30, 2016 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$445	$5,014	$3,260	$1,075	$9,794
Residential mortgage-backed
Agency		129	849	24,238	25,216
Non-agency		3		3,552	3,555
Commercial mortgage-backed
Agency	6	122	282	1,330	1,740
Non-agency	50	21	8	4,480	4,559
Asset-backed	13	1,801	1,833	2,035	5,682
State and municipal	2	147	349	1,486	1,984
Other debt	272	1,910	303	131	2,616
Total debt securities available for sale	$788	$9,147	$6,884	$38,327	$55,146
Fair value	$794	$9,305	$7,033	$39,268	$56,400
Weighted-average yield, GAAP basis	2.44%	2.21%	2.31%	2.89%	2.70%
Securities Held to Maturity
U.S. Treasury and government agencies				$263	$263
Residential mortgage-backed
Agency		$11	$382	9,665	10,058
Non-agency				217	217
Commercial mortgage-backed
Agency	$157	774	121	57	1,109
Non-agency				612	612
Asset-backed		2	589	114	705
State and municipal	4	57	979	891	1,931
Other debt		22			22
Total debt securities held to maturity	$161	$866	$2,071	$11,819	$14,917
Fair value	$161	$901	$2,184	$12,234	$15,480
Weighted-average yield, GAAP basis	3.25%	3.47%	3.27%	3.40%	3.39%

The PNC Financial Services Group, Inc. – Form 10-Q    67

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At June 30, 2016, there were no securities of a single issuer, other than FHLMC and FNMA, that exceeded 10% of Total shareholders’ equity. The FHLMC investments had a total amortized cost of $4.7 billion and fair value of $4.8 billion. The FNMA investments had a total amortized cost of $23.3 billion and fair value of $23.8 billion.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 62: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30 2016	December 31 2015
Pledged to others	$9,699	$9,674
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,183	$1,100
Permitted amount repledged to others	$1,023	$943

The securities pledged to others include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements, and for other purposes.

NOTE 6 FAIR VALUE

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

68    The PNC Financial Services Group, Inc. – Form 10-Q

Table 63: Fair Value Measurements – Recurring Basis Summary

	June 30, 2016				December 31, 2015
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$9,483	$615		$10,098	$9,267	$607		$9,874
Residential mortgage-backed
Agency		25,768		25,768		24,820		24,820
Non-agency		132	$3,557	3,689		143	$4,008	4,151
Commercial mortgage-backed
Agency		1,763		1,763		1,918		1,918
Non-agency		4,604		4,604		4,903		4,903
Asset-backed		5,261	436	5,697		4,941	482	5,423
State and municipal		2,085	15	2,100		2,041	15	2,056
Other debt		2,648	33	2,681		1,996	30	2,026
Total debt securities	9,483	42,876	4,041	56,400	9,267	41,369	4,535	55,171
Corporate stocks and other	421	63		484	527	62		589
Total securities available for sale	9,904	42,939	4,041	56,884	9,794	41,431	4,535	55,760
Financial derivatives (a) (b)
Interest rate contracts		7,761	47	7,808		4,626	29	4,655
Other contracts		415	4	419		284	2	286
Total financial derivatives		8,176	51	8,227		4,910	31	4,941
Residential mortgage loans held for sale (c)		1,110	6	1,116		838	5	843
Trading securities (d)
Debt	799	1,193	2	1,994	987	727	3	1,717
Equity	12			12	9			9
Total trading securities	811	1,193	2	2,006	996	727	3	1,726
Residential mortgage servicing rights			774	774			1,063	1,063
Commercial mortgage servicing rights			448	448			526	526
Commercial mortgage loans held for sale (c)			981	981			641	641
Equity investments – direct investments			1,120	1,120			1,098	1,098
Equity investments – indirect investments (e) (f)			233	281				347
Customer resale agreements (g)		137		137		137		137
Loans (h)		534	317	851		565	340	905
Other assets
BlackRock Series C Preferred Stock (i)			209	209			357	357
Other	254	165	6	425	254	199	7	460
Total other assets	254	165	215	634	254	199	364	817
Total assets	$10,969	$54,254	$8,188	$73,459	$11,044	$48,807	$8,606	$68,804
Liabilities
Financial derivatives (b) (j)
Interest rate contracts	$3	$5,455	$11	$5,469	$1	$3,124	$7	$3,132
BlackRock LTIP			209	209			357	357
Other contracts		225	165	390		204	109	313
Total financial derivatives	3	5,680	385	6,068	1	3,328	473	3,802
Trading securities sold short (k)
Debt	1,036	10		1,046	960	27		987
Total trading securities sold short	1,036	10		1,046	960	27		987
Other borrowed funds		62	8	70		81	12	93
Other liabilities			13	13			10	10
Total liabilities	$1,039	$5,752	$406	$7,197	$961	$3,436	$495	$4,892

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    69

(continued from previous page)

(a)	Included in Other assets on the Consolidated Balance Sheet.
(b)	Amounts at June 30, 2016 and December 31, 2015, are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. At June 30, 2016 and December 31, 2015, the net asset amounts were $3.0 billion and $1.8 billion, respectively, and the net liability amounts were $.6 billion and $.6 billion, respectively.
(c)	Included in Loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option for certain residential and commercial mortgage loans held for sale.
(d)	Fair value includes net unrealized gains of $79 million at June 30, 2016 compared with net unrealized gains of $23 million at December 31, 2015.
(e)	In accordance with ASC 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheet.
(f)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments as of June 30, 2016 related to indirect equity investments was $109 million and related to direct equity investments was $22 million, respectively. Comparable amounts at December 31, 2015 were $103 million and $23 million, respectively.
(g)	Included in Federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(h)	Included in Loans on the Consolidated Balance Sheet.
(i)	PNC has elected the fair value option for these shares.
(j)	Included in Other liabilities on the Consolidated Balance Sheet.
(k)	Included in Other borrowed funds on the Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2016 and 2015 follow:

Table 64: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended June 30, 2016

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2016 (a) (b)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2016	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3		Transfers out of Level 3	Fair Value June 30, 2016
Assets
Securities available for sale
Residential mortgage- backed non-agency	$3,810	$11		$17		$(60)		$(221)				$3,557
Asset-backed	451	3		4				(22)				436
State and municipal	14			1								15
Other debt	30				$7	(2)		(2)				33
Total securities available for sale	4,305	14		22	7	(62)		(245)				4,041
Financial derivatives	41	35			1			(26)				51	$32
Residential mortgage loans held for sale	4				3				$3		$(4)	6
Trading securities – Debt	2											2
Residential mortgage servicing rights	863	(113)			53		$12	(41)				774	(113)
Commercial mortgage servicing rights	460	(9)			6		14	(23)				448	(9)
Commercial mortgage loans held for sale	655	21				(805)	1,129	(19)				981	12
Equity investments
Direct investments	1,156	15			95	(146)						1,120	13
Indirect investments									233	(c)		233
Loans	329	1			22	(6)		(17)			(12)	317	1
Other assets
BlackRock Series C Preferred Stock	208	1										209	1
Other	6											6
Total other assets	214	1										215	1
Total assets	$8,029	$(35	) (d)	$22	$187	$(1,019)	$1,155	$(371)	$236		$(16)	$8,188	$(63	) (e)
Liabilities
Financial derivatives (f)	$333	$62				$1		$(11)				$385	$65
Other borrowed funds	8						$17	(17)				8
Other liabilities	14	1					34	(36)				13
Total liabilities	$355	$63	(d)			$1	$51	$(64)				$406	$65	(e)

70    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended June 30, 2015

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2015 (a) (b)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2015	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2015
Assets
Securities available for sale
Residential mortgage-backed non-agency	$4,624	$30		$(8)				$(222)			$4,424
Commercial mortgage-backed non-agency		1						(1)
Asset-backed	548	5		5				(27)			531
State and municipal	133							(117)			16
Other debt	33										33
Total securities available for sale	5,338	36		(3)				(367)			5,004
Financial derivatives	54	16						(34)			36	$33
Residential mortgage loans held for sale	7				$11	$(2)		(1)	$1	$(6)	10
Trading securities – Debt	3										3
Residential mortgage servicing rights	839	135			67		$21	(47)			1,015	134
Commercial mortgage servicing rights	494	34			17		20	(22)			543	34
Commercial mortgage loans held for sale	975	23				(1,215)	1,008	(34)			757
Equity investments - direct investments	1,149	27			95	(80)					1,191	22
Loans	383	5			23	(4)		(35)	6	(13)	365	1
Other assets
BlackRock Series C Preferred Stock	384	(21)									363	(21)
Other	10					(2)		(1)			7
Total other assets	394	(21)				(2)		(1)			370	(21)
Total assets	$9,636	$255	(d)	$(3)	$213	$(1,303)	$1,049	$(541)	$7	$(19)	$9,294	$203	(e)
Liabilities
Financial derivatives (f)	$529	$(15)				$1		$(17)			$498	$(25)
Other borrowed funds	171	3					$21	(30)			165
Other liabilities	10										10
Total liabilities	$710	$(12	) (d)			$1	$21	$(47)			$673	$(25	)(e)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    71

(continued from previous page)

Six Months Ended June 30, 2016

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2016 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2015	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3		Transfers out of Level 3	Fair Value June 30, 2016
Assets
Securities available for sale
Residential mortgage-backed non-agency	$4,008	$33		$(28)		$(60)		$(396)				$3,557	$(1)
Asset-backed	482	6		(8)				(44)				436
State and municipal	15											15
Other debt	30				$9	(4)		(2)				33
Total securities available for sale	4,535	39		(36)	9	(64)		(442)				4,041	(1)
Financial derivatives	31	69			1			(50)				51	65
Residential mortgage loans held for sale	5				6	(1)			$5		$(9)	6
Trading securities – Debt	3							(1)				2
Residential mortgage servicing rights	1,063	(339)			105		$23	(78)				774	(336)
Commercial mortgage servicing rights	526	(64)			9		23	(46)				448	(64)
Commercial mortgage loans held for sale	641	37				(1,454)	1,776	(19)				981	13
Equity investments
Direct investments	1,098	66			118	(162)						1,120	63
Indirect investments									233	(c)		233
Loans	340	3			55	(14)		(42)			(25)	317	2
Other assets
BlackRock Series C
Preferred Stock	357	(10)						(138)				209	(10)
Other	7	2		(2)		(1)						6
Total other assets	364	(8)		(2)		(1)		(138)				215	(10)
Total assets	$8,606	$(197	)(d)	$(38)	$303	$(1,696)	$1,822	$(816)	$238		$(34)	$8,188	$(268	)(e)
Liabilities
Financial derivatives (f)	$473	$69				$3		$(160)				$385	$69
Other borrowed funds	12						$40	(44)				8
Other liabilities	10	1					72	(70)				13
Total liabilities	$495	$70	(d)			$3	$112	$(274)				$406	$69	(e)

72    The PNC Financial Services Group, Inc. – Form 10-Q

Six Months Ended June 30, 2015

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2015 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2014	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2015
Assets
Securities available for sale
Residential mortgage- backed non-agency	$4,798	$55		$(22)				$(407)			$4,424	$(1)
Commercial mortgage- backed non-agency		8						(8)
Asset-backed	563	11		9				(52)			531
State and municipal	134			(1)				(117)			16
Other debt	30	1			$3			(1)			33
Total securities available for sale	5,525	75		(14)	3			(585)			5,004	(1)
Financial derivatives	42	87			1			(94)			36	76
Residential mortgage loans held for sale	6				17	$(2)		(1)	$2	$(12)	10
Trading securities - Debt	32							(29)			3
Residential mortgage servicing rights	845	68			150		$38	(86)			1,015	72
Commercial mortgage servicing rights	506	18			28		34	(43)			543	18
Commercial mortgage loans held for sale	893	44				(2,235)	2,091	(36)			757	2
Equity investments - direct investments	1,152	56			138	(155)					1,191	40
Loans	397	15			55	(8)		(72)	11	(33)	365	9
Other assets
BlackRock Series C
Preferred Stock	375	(12)									363	(12)
Other	15					(7)		(1)			7
Total other assets	390	(12)				(7)		(1)			370	(12)
Total assets	$9,788	$351	(d)	$(14)	$392	$(2,407)	$2,163	$(947)	$13	$(45)	$9,294	$204	(e)
Liabilities
Financial derivatives (f)	$526	$26				$1		$(55)			$498	$(17)
Other borrowed funds	181	3					$46	(65)			165
Other liabilities	9	1									10
Total liabilities	$716	$30	(d)			$1	$46	$(120)			$673	$(17	)(e)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(c)	Reflects transfers into Level 3 associated with a change in valuation methodology.
(d)	Net losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $98 million for the second quarter of 2016, while for the first six months of 2016 there were $267 million of net losses (realized and unrealized) included in earnings. The comparative amounts included net gains (realized and unrealized) of $267 million for the second quarter of 2015 and net gains (realized and unrealized) of $321 million for the first six months of 2015. These amounts also included amortization and accretion. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement, and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(e)	Net unrealized losses relating to those assets and liabilities held at the end of the reporting period were $128 million for the second quarter of 2016, while for the first six months of 2016 there were $337 million of net unrealized losses. The comparative amounts included net unrealized gains of $228 million for the second quarter of 2015 and net unrealized gains of $221 million for the first six months of 2015. These amounts were included in Noninterest income on the Consolidated Income Statement.
(f)	Includes swaps entered into in connection with sales of certain Visa Class B common shares.

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

The PNC Financial Services Group, Inc. – Form 10-Q    73

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 65: Fair Value Measurements – Recurring Quantitative Information

June 30, 2016

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$3,557	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-24.2% (7.0%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	0.0%-16.7% (5.4%)	(a	)
		pricing model (a)	Loss severity	10.0%-98.5% (53.3%)	(a	)
			Spread over the benchmark curve (b)	284bps weighted average	(a	)

Asset-backed securities	436	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-14.0% (6.3%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	1.7%-13.9% (6.5%)	(a	)
		pricing model (a)	Loss severity	24.2%-100% (78.1%)	(a	)
			Spread over the benchmark curve (b)	394bps weighted average	(a	)

Residential mortgage servicing rights	774	Discounted cash flow	Constant prepayment rate (CPR)	0.0%-45.3% (19.2%)
			Spread over the benchmark curve (b)	252bps-1,828bps (865bps)

Commercial mortgage servicing rights	448	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	6.3%-51.5% (8.2%) 5.0%-7.6% (7.4%)

Commercial mortgage loans held for sale	981	Discounted cash flow	Spread over the benchmark curve (b) Estimated servicing cash flows	59bps-14,570bps (487bps) 0.3%-5.6% (1.9%)

Equity investments – Direct investments	1,120	Multiple of adjusted earnings	Multiple of earnings	4.5x-12.0x (7.4x)

Equity investments – Indirect investments	233	Consensus pricing (c)	Liquidity discount	0.0%-40.0%

Loans – Residential real estate	125	Consensus pricing (c)	Cumulative default rate	11.0%-100% (87.7%)
			Loss severity	0.0%-100% (24.7%)
			Discount rate	4.7%-6.7% (5.1%)
	104	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	3.7% weighted average

Loans – Home equity	88	Consensus pricing (c)	Credit and Liquidity discount	0.0%-99.0% (57.0%)

BlackRock Series C Preferred Stock	209	Consensus pricing (c)	Liquidity discount	20.0%

BlackRock LTIP	(209)	Consensus pricing (c)	Liquidity discount	20.0%

Swaps related to sales of certain Visa	(158)	Discounted cash flow	Estimated conversion factor of
Class B common shares			Class B shares into Class A shares	164.3%
			Estimated growth rate of Visa
			Class A share price	14.0%
Insignificant Level 3 assets, net of
liabilities (d)	74

Total Level 3 assets, net of liabilities (e)	$7,782

74    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2015

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$4,008	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-24.2% (7.0%)	(a)
		using a discounted cash flow	Constant default rate (CDR)	0.0%-16.7% (5.4%)	(a)
		pricing model (a)	Loss severity	10.0%-98.5% (53.3%)	(a)
			Spread over the benchmark curve (b)	241bps weighted average	(a)
Asset-backed securities	482	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-14.0% (6.3%)	(a)
		using a discounted cash flow	Constant default rate (CDR)	1.7%-13.9% (6.8%)	(a)
		pricing model (a)	Loss severity	24.2%-100.0% (77.5%)	(a)
			Spread over the benchmark curve (b)	324bps weighted average	(a)
Residential mortgage servicing rights	1,063	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	0.3%-46.5% (10.6%) 559bps-1,883bps (893bps)
Commercial mortgage servicing rights	526	Discounted cash flow	Constant prepayment rate (CPR)	3.9%-26.5% (5.7%)
			Discount rate	2.6%-7.7% (7.5%)
Commercial mortgage loans held for sale	641	Discounted cash flow	Spread over the benchmark curve (b)	85bps-4,270bps (547bps)
			Estimated servicing cash flows	0.0%-7.0% (0.9%)
Equity investments – Direct investments	1,098	Multiple of adjusted earnings	Multiple of earnings	4.2x-14.1x (7.6x)
Loans – Residential real estate	123	Consensus pricing (c)	Cumulative default rate	2.0%-100.0% (85.1%)
			Loss severity	0.0%-100.0% (27.3%)
			Discount rate	4.9%-7.0% (5.2%)
	116	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	3.9% weighted average
Loans – Home equity	101	Consensus pricing (c)	Credit and Liquidity discount	26.0%-99.0% (54.0%)
BlackRock Series C Preferred Stock	357	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(357)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain	(104)	Discounted cash flow	Estimated conversion factor of
Visa Class B common shares			Class B shares into Class A shares	164.3%
			Estimated growth rate of Visa Class
			A share price	16.3%
Insignificant Level 3 assets, net of
liabilities (d)	57

Total Level 3 assets, net of liabilities (e)	$8,111
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of June 30, 2016 totaling $3,018 million and $405 million, respectively, were priced by a third-party vendor using a discounted cash flow pricing model that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2015 were $3,379 million and $448 million, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Assets and Liabilities Measured at Fair Value on a Recurring Basis section of Note 7 Fair Value in our 2015 Form 10-K. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of June 30, 2016 of $539 million and $31 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2015 were $629 million and $34 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, state and municipal securities, other debt securities, residential mortgage loans held for sale, other assets, other borrowed funds (ROAPs) and other liabilities. For additional information, please see the Assets and Liabilities Measured at Fair Value on a Recurring Basis discussion included in Note 7 Fair Value in our 2015 Form 10-K.
(e)	Consisted of total Level 3 assets of $8,188 million and total Level 3 liabilities of $406 million as of June 30, 2016 and $8,606 million and $495 million as of December 31, 2015, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 66 and Table 67. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 7 Fair Value in our 2015 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    75

Table 66: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2016	December 31 2015	June 30 2016	June 30 2015	June 30 2016	June 30 2015
Assets
Nonaccrual loans	$184	$30	$(51)	$(15)	$(58)	$(15)
OREO and foreclosed assets	103	137	(6)	(12)	(12)	(18)
Insignificant assets (b)	7	28	(1)	(5)	(4)	(13)
Total assets	$294	$195	$(58)	$(32)	$(74)	$(46)
(a)	All Level 3 as of June 30, 2016 and December 31, 2015.
(b)	Represents the aggregate amount of assets measured at fair value on a nonrecurring basis that are individually and in the aggregate insignificant. The amount includes certain equity investments and long-lived assets held for sale.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 67: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
June 30, 2016
Assets
Nonaccrual loans	$ 82	LGD percentage (a)	Loss severity	3.2%-70.1% (32.2%)
	102	Fair value of property or collateral	Appraised value/sales price	Not meaningful
OREO and foreclosed assets	103	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Insignificant assets	7

Total assets	$294
December 31, 2015
Assets
Nonaccrual loans	$ 20	LGD percentage (a)	Loss severity	8.1%-73.3% (58.6%)
	10	Fair value of property or collateral	Appraised value/sales price	Not meaningful
OREO and foreclosed assets	137	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Insignificant assets	28

Total assets	$195
(a)	LGD percentage represents the amount that PNC expects to lose in the event a borrower defaults on an obligation.

Financial Instruments Accounted For Under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, please refer to Note 7 Fair Value in our 2015 Form 10-K.

Table 68: Fair Value Option—Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2016	June 30 2015	June 30 2016	June 30 2015
Assets
Commercial mortgage loans held for sale	$22	$31	$49	$56
Residential mortgage loans held for sale	$59	$25	$106	$71
Residential mortgage loans – portfolio	$11	$13	$17	$29
BlackRock Series C Preferred Stock	$1	$(21)	$(10)	$(12)
Other assets	$(4)	$1	$(20)	$2
Liabilities
Other borrowed funds		$(2)		$(2)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

76    The PNC Financial Services Group, Inc. – Form 10-Q

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 69: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2016
Assets
Customer resale agreements	$137	$133	$4
Residential mortgage loans held for sale
Performing loans	1,104	1,052	52
Accruing loans 90 days or more past due	3	3
Nonaccrual loans	9	9
Total	1,116	1,064	52
Commercial mortgage loans held for sale (a)
Performing loans	978	980	(2)
Nonaccrual loans	3	5	(2)
Total	981	985	(4)
Residential mortgage loans – portfolio
Performing loans	234	282	(48)
Accruing loans 90 days or more past due	402	402
Nonaccrual loans	215	349	(134)
Total	851	1,033	(182)
Other assets	140	148	(8)
Liabilities
Other borrowed funds	$70	$71	$(1)
December 31, 2015
Assets
Customer resale agreements	$137	$133	$4
Residential mortgage loans held for sale
Performing loans	832	804	28
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	7	8	(1)
Total	843	816	27
Commercial mortgage loans held for sale (a)
Performing loans	639	659	(20)
Nonaccrual loans	2	3	(1)
Total	641	662	(21)
Residential mortgage loans—portfolio
Performing loans	204	260	(56)
Accruing loans 90 days or more past due	475	478	(3)
Nonaccrual loans	226	361	(135)
Total	905	1,099	(194)
Other assets	164	159	5
Liabilities
Other borrowed funds	$93	$95	$(2)
(a)	There were no accruing loans 90 days or more past due within this category at June 30, 2016 or December 31, 2015.

The PNC Financial Services Group, Inc. – Form 10-Q    77

Additional Fair Value Information Related to Other Financial Instruments

The following table presents the carrying amounts and estimated fair values, including the level within the fair value hierarchy, of all other financial instruments that are not measured on the consolidated financial statements at fair value as of June 30, 2016 and December 31, 2015.

Table 70: Additional Fair Value Information Related to Other Financial Instruments

	Carrying Amount	Fair Value
In millions		Total	Level 1	Level 2	Level 3
June 30, 2016
Assets
Cash and due from banks	$4,196	$4,196	$4,196
Short-term assets	29,532	29,532		$29,532
Securities held to maturity	14,917	15,480	331	15,143	$6
Loans held for sale	199	200		159	41
Net loans (excludes leases)	197,887	201,083			201,083
Other assets	1,711	2,139		1,709	430	(a)
Total assets	$248,442	$252,630	$4,527	$46,543	$201,560
Liabilities
Demand, savings and money market deposits	$230,727	$230,727		$230,727
Time deposits	19,051	19,180		19,180
Borrowed funds	53,736	54,584		53,138	$1,446
Unfunded loan commitments and letters of credit	286	286			286
Other liabilities	47	47		47
Total liabilities	$303,847	$304,824		$303,092	$1,732
December 31, 2015
Assets
Cash and due from banks	$4,065	$4,065	$4,065
Short-term assets	32,959	32,959		$32,959
Securities held to maturity	14,768	15,002	298	14,698	$6
Loans held for sale	56	56		22	34
Net loans (excludes leases)	195,579	197,611			197,611
Other assets	1,817	2,408		1,786	622	(a)
Total assets	$249,244	$252,101	$4,363	$49,465	$198,273
Liabilities
Demand, savings and money market deposits	$228,492	$228,492		$228,492
Time deposits	20,510	20,471		20,471
Borrowed funds	53,761	54,002		52,578	$1,424
Unfunded loan commitments and letters of credit	245	245			245
Total liabilities	$303,008	$303,210		$301,541	$1,669
(a)	Represents estimated fair value of Visa Class B common shares, which was estimated solely based upon the June 30, 2016 and December 31, 2015 closing price for the Visa Class A common shares, respectively, and the Visa Class B common share conversion rate, which reflects adjustments in respect of all litigation funding by Visa as of that date. The transfer restrictions on the Visa Class B common shares could impact the aforementioned estimate, until they can be converted to Class A common shares. See Note 21 Commitments and Guarantees in our 2015 Form 10-K for additional information.

The aggregate fair values in the preceding table represent only a portion of the total market value of PNC’s assets and liabilities as, in accordance with the guidance related to fair values of financial instruments, Table 70 excludes the following:

•	financial instruments recorded at fair value on a recurring basis,
•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	mortgage servicing rights,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

78    The PNC Financial Services Group, Inc. – Form 10-Q

For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 70, see Note 7 Fair Value in our 2015 Form 10-K.

NOTE 7 GOODWILL AND INTANGIBLE ASSETS

Goodwill

See Note 8 Goodwill and Intangible Assets of our 2015 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights

We recognize the right to service mortgage loans for others as an intangible asset. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $1.2 billion and $1.6 billion at June 30, 2016 and December 31, 2015, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs decreases (or increases).

See the Sensitivity Analysis section of this Note 7, as well as Note 6 Fair Value for more detail on our fair value measurement of MSRs. Refer to Note 8 Goodwill and Intangible Assets in our 2015 Form 10-K for more information on our accounting and measurement of MSRs.

Changes in the commercial and residential MSRs follow:

Table 71: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2016	2015	2016	2015
January 1	$526	$506	$1,063	$845
Additions:
From loans sold with servicing retained	23	34	23	38
Purchases	9	28	105	150
Changes in fair value due to:
Time and payoffs (a)	(46)	(43)	(78)	(86)
Other (b)	(64)	18	(339)	68
June 30	$448	$543	$774	$1,015
Related unpaid principal balance at June 30	$142,968	$144,416	$126,172	$115,454
Servicing advances at June 30	$244	$271	$335	$463
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2016 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The PNC Financial Services Group, Inc. – Form 10-Q    79

changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 72: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2016	December 31 2015
Fair value	$448	$526
Weighted-average life (years)	4.5	4.7
Weighted-average constant prepayment rate	8.19%	5.71%
Decline in fair value from 10% adverse change	$10	$10
Decline in fair value from 20% adverse change	$19	$19
Effective discount rate	7.44%	7.49%
Decline in fair value from 10% adverse change	$12	$14
Decline in fair value from 20% adverse change	$24	$29

Table 73: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2016	December 31 2015
Fair value	$774	$1,063
Weighted-average life (years)	4.1	6.3
Weighted-average constant prepayment rate	19.19%	10.61%
Decline in fair value from 10% adverse change	$50	$44
Decline in fair value from 20% adverse change	$95	$85
Weighted-average option adjusted spread	865bps	893bps
Decline in fair value from 10% adverse change	$23	$34
Decline in fair value from 20% adverse change	$44	$67

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.1 billion for both the three months ended June 30, 2016 and 2015 and $.3 billion and $.2 billion for the six months ended June 30, 2016 and 2015, respectively. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

Other Intangible Assets

Other intangible assets consist primarily of core deposit intangibles, customer lists and non-compete agreements. See Note 8 Goodwill and Intangible Assets of our 2015 Form 10-K for more information regarding our other intangible assets.

NOTE 8 EMPLOYEE BENEFIT PLANS

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

The components of our net periodic pension and postretirement benefit cost for the three and six months ended June 30, 2016 and 2015, respectively, were as follows:

80    The PNC Financial Services Group, Inc. – Form 10-Q

Table 74: Net Periodic Pension and Postretirement Benefit Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended June 30 In millions	2016	2015	2016	2015	2016	2015
Net periodic cost consists of:
Service cost	$25	$26	$1	$1	$2	$2
Interest cost	47	45	3	3	3	3
Expected return on plan assets	(71)	(74)			(1)
Amortization of prior service credit	(1)	(2)			(1)
Amortization of actuarial losses	11	8	1	1
Net periodic cost/(benefit)	$11	$3	$5	$5	$3	$5

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Six months ended June 30 In millions	2016	2015	2016	2015	2016	2015
Net periodic cost consists of:
Service cost	$51	$53	$1	$1	$3	$3
Interest cost	93	89	6	6	7	7
Expected return on plan assets	(141)	(148)			(2)
Amortization of prior service credit	(3)	(4)			(1)
Amortization of actuarial losses	22	15	2	3
Net periodic cost/(benefit)	$22	$5	$9	$10	$7	$10

NOTE 9 FINANCIAL DERIVATIVES

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

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by PNC:

Table 75: Total Gross Derivatives

	June 30, 2016			December 31, 2015
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP	$53,982	$2,011	$351	$52,074	$1,159	$174
Derivatives not designated as hedging instruments under GAAP	302,743	6,216	5,717	295,902	3,782	3,628
Total gross derivatives	$356,725	$8,227	$6,068	$347,976	$4,941	$3,802
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.

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

The PNC Financial Services Group, Inc. – Form 10-Q    81

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

Further detail regarding the notional amounts and fair values related to derivatives designated in hedge relationships is presented in the following table:

Table 76: Derivatives Designated As Hedging Instruments under GAAP

	June 30, 2016			December 31, 2015
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Interest rate contracts:
Fair value hedges:
Receive-fixed swaps	$27,692	$1,234		$25,756	$699	$18
Pay-fixed swaps (c)	5,502		$351	5,934	13	153
Subtotal	33,194	1,234	351	31,690	712	171
Cash flow hedges:
Receive-fixed swaps	16,871	604		17,879	412	2
Forward purchase commitments	2,900	34		1,400	4	1
Subtotal	19,771	638		19,279	416	3
Foreign exchange contracts:
Net investment hedges	1,017	139		1,105	31
Total derivatives designated as hedging instruments	$53,982	$2,011	$351	$52,074	$1,159	$174
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Includes zero-coupon swaps.

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 77: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges (a)

			Three months ended				Six months ended
			June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
Interest rate contracts	U.S. Treasury and Government Agencies and Other Debt Securities	Investment securities (interest income)	$(55)	$56	$64	$(66)	$(209)	$214	$12	$(12)
Interest rate contracts	Subordinated Debt and Bank Notes and Senior Debt	Borrowed funds (interest expense)	155	(168)	(264)	259	562	(600)	(107)	87
Total (a)			$100	$(112)	$(200)	$193	$353	$(386)	$(95)	$75
(a)	The difference between the gains (losses) recognized in income on derivatives and their related hedged items represents the ineffective portion of the change in value of our fair value hedge derivatives.

82    The PNC Financial Services Group, Inc. – Form 10-Q

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow June 30, 2016, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $216 million pretax, or $140 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2016. The maximum length of time over which forecasted loan cash flows are hedged is 6 years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow June 30, 2016, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $65 million pretax, or $42 million after-tax, as adjustments of yield on investment securities. As of June 30, 2016, the maximum length of time over which forecasted purchase contracts are hedged is 3 months.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first six months of 2016 and 2015, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 78: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Three months ended June 30		Six months ended June 30
In millions	2016	2015	2016	2015
Gains (losses) on derivatives recognized in OCI – (effective portion)	$126	$(102)	$391	$196
Less: Gains (losses) reclassified from accumulated OCI into income – (effective portion)
Interest income	64	72	129	140
Noninterest income	(1)	(4)	(1)	(13)
Total gains (losses) reclassified from accumulated OCI into income – (effective portion)	$63	$68	$128	$127
Net unrealized gains (losses) on cash flow hedge derivatives	$63	$(170)	$263	$69
(a)	All cash flow hedge derivatives are interest rate contracts as of June 30, 2016 and June 30, 2015.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not significant for the periods presented.

Net Investment Hedges

We enter into foreign currency forward contracts to hedge non-U.S. Dollar (USD) net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness. During the first six months of 2016 and 2015, there was no net investment hedge ineffectiveness. Gains (losses) on net investment hedge derivatives recognized in OCI was net gains of $80 million for the three months ended June 30, 2016 and net gains of $109 million for the six months ended June 30, 2016 compared with net losses of $65 million for the three months ended June 30, 2015 and net losses of $11 million for the six months ended June 30, 2015.

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP.

For additional information on derivatives not designated as hedging instruments under GAAP see Note 14 Financial Derivatives in our 2015 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    83

Further detail regarding the notional amounts and fair values related to derivatives not designated in hedge relationships is presented in the following table:

Table 79: Derivatives Not Designated As Hedging Instruments under GAAP

	June 30, 2016			December 31, 2015
In millions	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$37,741	$1,514	$1,003	$37,505	$758	$416
Swaptions	584	17	7	650	27	14
Futures (c)	12,935			17,653
Futures options	14,000		3	6,000		1
Mortgage-backed securities commitments	3,765	36	3	3,920	4	8
Subtotal	69,025	1,567	1,016	65,728	789	439
Loan sales
Interest rate contracts:
Futures (c)	15			20
Bond options	150			200	2
Mortgage-backed securities commitments	5,680	17	37	6,363	16	8
Residential mortgage loan commitments	2,188	30		1,580	16
Subtotal	8,033	47	37	8,163	34	8
Subtotal	$77,058	$1,614	$1,053	$73,891	$823	$447
Derivatives used for commercial mortgage banking activities:
Interest rate contracts:
Swaps	$4,186	$156	$73	$3,945	$77	$46
Swaptions				439
Futures (c)	4,449			18,454
Commercial mortgage loan commitments	1,878	15	8	1,176	11	6
Subtotal	10,513	171	81	24,014	88	52
Credit contracts	44			77
Subtotal	$10,557	$171	$81	$24,091	$88	$52
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$169,547	$3,936	$3,952	$157,041	$2,507	$2,433
Caps/floors – Sold	5,169		6	5,337		11
Caps/floors – Purchased	6,635	21		6,383	18
Swaptions	5,154	185	13	4,363	86	13
Futures (c)	2,204			1,673
Futures options	292	5	5
Mortgage-backed securities commitments	2,375	5	8	1,910	5	2
Subtotal	191,376	4,152	3,984	176,707	2,616	2,459
Foreign exchange contracts	11,734	192	202	10,888	194	198
Credit contracts	6,284	4	7	5,026	2	4
Subtotal	$209,394	$4,348	$4,193	$192,621	$2,812	$2,661
Derivatives used for other risk management activities:
Foreign exchange contracts	$3,158	$83	$23	$2,742	$59	$6
Other contracts (d)	2,576		367	2,557		462
Subtotal	$5,734	$83	$390	$5,299	$59	$468
Total derivatives not designated as hedging instruments	$302,743	$6,216	$5,717	$295,902	$3,782	$3,628
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

84    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 80: Gains (Losses) on Derivatives Not Designated As Hedging Instruments under GAAP

	Three months ended June 30		Six months ended June 30
In millions	2016	2015	2016	2015
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$141	$(83)	$336	$15
Loan sales
Interest rate contracts	4	47	(3)	68
Gains (losses) included in residential mortgage banking activities (a)	$145	$(36)	$333	$83
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$27	$(25)	$80	$5
Credit contracts (c)		1
Gains (losses) from commercial mortgage banking activities	$27	$(24)	$80	$5
Derivatives used for customer-related activities:
Interest rate contracts	$1	$30	$(3)	$34
Foreign exchange contracts	17	32	46	33
Gains (losses) from customer-related activities (c)	$18	$62	$43	$67
Derivatives used for other risk management activities:
Interest rate contracts		$1		$1
Foreign exchange contracts	$66	(69)	$(29)	114
Other contracts (d)	(62)	14	(66)	7
Gains (losses) from other risk management activities (c)	$4	$(54)	$(95)	$122
Total gains (losses) from derivatives not designated as hedging instruments	$194	$(52)	$361	$277
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

Credit Derivatives – Risk Participation Agreements

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The notional amount of risk participation agreements sold was $3.7 billion at June 30, 2016 and $2.5 billion at December 31, 2015. Assuming all underlying third party customers referenced in the swap contracts defaulted at June 30, 2016, the exposure from these agreements would be $202 million based on the fair value of the underlying swaps, compared with $122 million at December 31, 2015.

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

For additional information on derivative offsetting, counterparty credit risk, and contingent features see Note 14 Financial Derivatives in our 2015 Form 10-K. Refer to Note 13 Commitments and Guarantees in this Report for additional information related to resale and repurchase agreements offsetting.

The PNC Financial Services Group, Inc. – Form 10-Q    85

The following derivative Table 81 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of June 30, 2016 and December 31, 2015. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 81: Derivative Assets and Liabilities Offsetting

	Gross Fair Value	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value		Securities Collateral Held / (Pledged) Under Master Netting Agreements	Net Amounts
June 30, 2016 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts:
Cleared	$2,446	$2,066	$283	$97			$97
Over-the-counter	5,362	2,068	595	2,699		$411	2,288
Foreign exchange contracts	415	209	27	179		4	175
Credit contracts	4	2	1	1			1
Total derivative assets	$8,227	$4,345	$906	$2,976	(a)	$415	$2,561
Derivative liabilities
Interest rate contracts:
Cleared	$2,523	$2,065	$410	$48			$48
Exchange-traded	3			3			3
Over-the-counter	2,943	2,155	701	87			87
Foreign exchange contracts	224	119	27	78			78
Credit contracts	8	6	2
Other contracts	367			367			367
Total derivative liabilities	$6,068	$4,345	$1,140	$583	(b)		$583
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

86    The PNC Financial Services Group, Inc. – Form 10-Q

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits, and monitoring procedures.

At June 30, 2016, we held cash, U.S. government securities and mortgage-backed securities totaling $1.4 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.7 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in

Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require PNC’s debt to maintain a specified credit rating from one or more of the major credit rating agencies. If PNC’s debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2016 was $1.3 billion for which PNC had posted collateral of $1.2 billion in the normal course of business. The maximum additional amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2016 would be $.1 billion.

NOTE 10 EARNINGS PER SHARE

Table 82: Basic and Diluted Earnings per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2016	2015	2016	2015
Basic
Net income	$989	$1,044	$1,932	$2,048
Less:
Net income (loss) attributable to noncontrolling interests	23	4	42	5
Preferred stock dividends and discount accretion and redemptions	43	48	108	118
Net income attributable to common shares	923	992	1,782	1,925
Less:
Dividends and undistributed earnings allocated to participating securities	6		12	2
Net income attributable to basic common shares	$917	$992	$1,770	$1,923
Basic weighted-average common shares outstanding	497	517	499	519
Basic earnings per common share (a)	$1.84	$1.92	$3.54	$3.71
Diluted
Net income attributable to basic common shares	$917	$992	$1,770	$1,923
Less: Impact of BlackRock earnings per share dilution	3	5	6	10
Net income attributable to diluted common shares	$914	$987	$1,764	$1,913
Basic weighted-average common shares outstanding	497	517	499	519
Dilutive potential common shares	6	8	6	8
Diluted weighted-average common shares outstanding	503	525	505	527
Diluted earnings per common share (a)	$1.82	$1.88	$3.49	$3.63
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

The PNC Financial Services Group, Inc. – Form 10-Q    87

NOTE 11 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first six months of 2015 and 2016 follows:

Table 83: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2015	523	$2,705	$3,946	$12,627	$26,200	$503	$(1,430)	$1,523	$46,074
Net income					2,043			5	2,048
Other comprehensive income (loss), net of tax						(124)			(124)
Cash dividends declared
Common ($.99 per share)					(516)				(516)
Preferred					(115)				(115)
Preferred stock discount accretion			3		(3)
Common stock activity	1	3		34					37
Treasury stock activity	(8)			(55)			(832)		(887)
Preferred stock redemption – Series K			(500)						(500)
Other				26				(131)	(105)
Balance at June 30, 2015 (a)	516	$2,708	$3,449	$12,632	$27,609	$379	$(2,262)	$1,397	$45,912
Balance at January 1, 2016	504	$2,708	$3,452	$12,745	$29,043	$130	$(3,368)	$1,270	$45,980
Net income					1,890			42	1,932
Other comprehensive income (loss), net of tax						606			606
Cash dividends declared
Common ($1.02 per share)					(516)				(516)
Preferred					(105)				(105)
Preferred stock discount accretion			3		(3)
Common stock activity (b)		1		10					11
Treasury stock activity	(11)			(13)			(936)		(949)
Other				(89)				(171)	(260)
Balance at June 30, 2016 (a)	493	$2,709	$3,455	$12,653	$30,309	$736	$(4,304)	$1,141	$46,699
(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Common stock activity totaled less than .5 million shares issued.

Warrants

We had 13.4 million warrants outstanding at both June 30, 2016 and December 31, 2015. Each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.33 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. The outstanding warrants will expire as of December 31, 2018, and are considered in the calculation of diluted earnings per common share in Note 10 Earnings Per Share in this Report.

88    The PNC Financial Services Group, Inc. – Form 10-Q

Details of other comprehensive income (loss) are as follows:

Table 84: Other Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
In millions	2016	2015	2016	2015
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$286	$(346)	$805	$(214)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	8	7	14	14
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	5	12	14	63
Net increase (decrease), pre-tax	273	(365)	777	(291)
Effect of income taxes	(100)	134	(285)	107
Net increase (decrease), after-tax	173	(231)	492	(184)
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	17	3	(22)	5
Less: OTTI losses realized on securities reclassified to noninterest income		(1)	(1)	(2)
Net increase (decrease), pre-tax	17	4	(21)	7
Effect of income taxes	(6)	(2)	8	(3)
Net increase (decrease), after-tax	11	2	(13)	4
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	126	(102)	391	196
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	56	64	116	128
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	8	8	13	12
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(1)	(4)	(1)	(13)
Net increase (decrease), pre-tax	63	(170)	263	69
Effect of income taxes	(23)	63	(96)	(25)
Net increase (decrease), after-tax	40	(107)	167	44
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	(7)	(17)	(5)	36
Amortization of actuarial loss (gain) reclassified to other noninterest expense	12	9	24	18
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)	(2)	(4)	(4)
Net increase (decrease), pre-tax	3	(10)	15	50
Effect of income taxes	(1)	4	(5)	(18)
Net increase (decrease), after-tax	2	(6)	10	32
Other
PNC’s portion of BlackRock’s OCI	13	(9)	(12)	(34)
Net investment hedge derivatives	80	(65)	109	(11)
Foreign currency translation adjustments and other (a)	(81)	65	(112)	9
Net increase (decrease), pre-tax	12	(9)	(15)	(36)
Effect of income taxes (a)	(34)	27	(35)	16
Net increase (decrease), after-tax	(22)	18	(50)	(20)
Total other comprehensive income, pre-tax	368	(550)	1,019	(201)
Total other comprehensive income, tax effect	(164)	226	(413)	77
Total other comprehensive income, after-tax	$204	$(324)	$606	$(124)
(a)	The earnings of PNC’s Luxembourg-UK lending business have been indefinitely reinvested; therefore, no U.S. deferred income tax has been recorded on the foreign currency translation of the investment.

The PNC Financial Services Group, Inc. – Form 10-Q    89

Table 85: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at March 31, 2015	$694	$76	$501	$(482)	$(86)	$703
Net activity	(231)	2	(107)	(6)	18	(324)
Balance at June 30, 2015	$463	$78	$394	$(488)	$(68)	$379
Balance at March 31, 2016	$605	$42	$557	$(546)	$(126)	$532
Net activity	173	11	40	2	(22)	204
Balance at June 30, 2016	$778	$53	$597	$(544)	$(148)	$736
Balance at December 31, 2014	$647	$74	$350	$(520)	$(48)	$503
Net activity	(184)	4	44	32	(20)	(124)
Balance at June 30, 2015	$463	$78	$394	$(488)	$(68)	$379
Balance at December 31, 2015	$286	$66	$430	$(554)	$(98)	$130
Net activity	492	(13)	167	10	(50)	606
Balance at June 30, 2016	$778	$53	$597	$(544)	$(148)	$736

NOTE 12 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 12 as well as those matters disclosed in Note 20 Legal Proceedings in Part II, Item 8 of our 2015 Form 10-K and in Note 14 Legal Proceedings in Part I, Item 1 of our first quarter 2016 Form 10-Q (such prior disclosure collectively referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2016, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $550 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

In our experience, legal proceedings are inherently unpredictable. One or more of the following factors frequently contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental investigations and inquiries, the possibility of fines and penalties); the matter presents meaningful legal uncertainties, including novel issues of law; discovery has not started or is not complete; there are significant facts in dispute; we have not engaged in meaningful settlement discussions; the possible outcomes may not be amenable to the use of statistical or quantitative analytical tools; predicting possible outcomes depends on making assumptions about future decisions of courts or regulatory bodies or the behavior of other parties; and there are a large number of parties named as defendants (including where it is uncertain how damages or liability, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for us to estimate losses or ranges of losses that it is reasonably possible we could incur.

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

90    The PNC Financial Services Group, Inc. – Form 10-Q

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

Interchange Litigation

In June 2016, the U.S. Court of Appeals for the Second Circuit reached a decision on the appeal of the approval of a settlement of the antitrust lawsuits pending against Visa®, MasterCard®, and several major financial institutions, including cases naming National City (since merged into PNC) and its subsidiary, National City Bank of Kentucky (since merged into National City Bank which in turn was merged into PNC Bank, N.A.), that have been consolidated for pretrial proceedings in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO). In its decision, the court of appeals reversed approval of the settlement and remanded for further proceedings. As a result, the class litigation is expected to resume in the district court.

Lender Placed Insurance Litigation

In February 2014, a class action lawsuit (Montoya, et al. v. PNC Bank, N.A., et al. (Case No. 1:14-cv-20474-JEM)) was filed in the U.S. District Court for the Southern District of Florida against PNC Bank, American Security Insurance Company (ASIC), a provider of property and casualty insurance to PNC for certain residential mortgages, and its parent, Assurant, Inc. relating to the administration of PNC Bank’s program for placement of insurance for borrowers who fail to obtain hazard insurance coverages required by the terms of their mortgages. In their complaint, the plaintiffs asserted breach of contract by PNC, breach of its duty of good faith and fair dealing, unjust enrichment, breach of a fiduciary duty, and violations of Florida and New Jersey statutes pertaining to deceptive and unfair trade practices. They also asserted claims under the federal TILA and RICO statutes. The plaintiffs sought a nationwide class on all claims except the state law statutory claims, for which they sought to certify subclasses of Florida and New Jersey residents, respectively. The plaintiffs sought, among other things, damages (including treble damages), disgorgement of “unjust benefits,” injunctive relief, interest and attorneys’ fees. PNC filed a motion to dismiss the complaint in May 2014. In August 2014, the court granted in part and denied in part PNC’s motion to dismiss. Specifically, the court dismissed the breach of contract, Florida deceptive and unfair trade practices, and federal TILA and RICO claims, although it allowed the RICO claims to be re-pled. The remaining claims were state claims for breach of the covenant of good faith, unjust enrichment, the New Jersey Consumer Fraud Act, and breach of fiduciary duty. Thereafter, in September 2014, a third amended complaint was filed. In October 2014, PNC moved to partially dismiss the third amended complaint. The motion to dismiss sought dismissal of the re-pleaded RICO claims and a state law claim for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. At the same time, PNC also moved to strike nationwide class allegations with respect to the state law claims. Shortly thereafter, the plaintiffs stipulated to this relief, as a result of which the plaintiffs’ state law claims were brought solely as statewide class action claims in the states in which the plaintiffs reside. In January 2015, the plaintiffs filed a motion for class certification. In March 2015, the court denied PNC’s motion to dismiss, except that it granted the motion as to the state law good faith and fair dealing claim.

In May 2015, the parties reached an agreement to settle this case on a nationwide settlement class basis. In connection with the settlement agreement, the plaintiffs also filed a fourth amended complaint, which, among other things, added claims regarding wind and flood insurance. The settlement provided for certification of a class of borrowers who were charged by PNC under a hazard, flood, flood gap or wind only lender placed insurance policy for residential property during the period January 1, 2008 through the date of preliminary approval of the settlement. The court granted final approval of the settlement in April 2016. An appeal of this approval filed by an objector has been voluntarily dismissed, as a result of which the case has been concluded. The overall cost of the settlement has been reflected in our reserves and will not be material to PNC.

Other cases making similar allegations were previously dismissed, with plaintiffs in those cases being added as plaintiffs in this case.

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

The PNC Financial Services Group, Inc. – Form 10-Q    91

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

NOTE 13 COMMITMENTS AND GUARANTEES

Commitments

In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of June 30, 2016 and December 31, 2015, respectively.

Table 86: Commitments to Extend Credit and Other Commitments

In millions	June 30 2016	December 31 2015
Commitments to extend credit
Total commercial lending	$102,120	$101,252
Home equity lines of credit	17,331	17,268
Credit card	21,298	19,937
Other	4,367	4,032
Total commitments to extend credit	145,116	142,489
Net outstanding standby letters of credit (a)	9,089	8,765
Reinsurance agreements (b)	1,917	2,010
Standby bond purchase agreements (c)	872	911
Other commitments (d)	965	966
Total commitments to extend credit and other commitments	$157,959	$155,141
(a)	Net outstanding standby letters of credit include $4.6 billion and $4.7 billion which support remarketing programs at June 30, 2016 and December 31, 2015, respectively.
(b)	Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts, and reflects estimates based on availability of financial information from insurance carriers. As of June 30, 2016, the aggregate maximum exposure amount comprised $1.6 billion for accidental death & dismemberment contracts and $.3 billion for credit life, accident & health contracts. Comparable amounts at December 31, 2015 were $1.6 billion and $.4 billion, respectively.
(c)	We enter into standby bond purchase agreements to support municipal bond obligations.
(d)	Includes $.4 billion and $.5 billion related to investments in qualified affordable housing projects at June 30, 2016 and December 31, 2015, respectively.

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

92    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 87: Internal Credit Ratings Related to Net Outstanding Standby Letters of Credit

	June 30 2016	December 31 2015
Internal credit ratings (as a percentage of portfolio):
Pass (a)	92%	93%
Below pass (b)	8%	7%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2016 had terms ranging from less than 1 year to 9 years.

As of June 30, 2016, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at June 30, 2016 and is included in Other liabilities on our Consolidated Balance Sheet.

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

Table 88 shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 88.

Refer to Note 9 Financial Derivatives for additional information related to offsetting of financial derivatives.

The PNC Financial Services Group, Inc. – Form 10-Q    93

Table 88: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale / Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale / Repurchase Agreements (a)	Securities Collateral Held / Pledged Under Master Netting Agreements (b)	Net Amounts
Resale Agreements
June 30, 2016	$1,157		$1,157	$1,083	$74	(c)
December 31, 2015	$1,082		$1,082	$1,008	$74	(c)
Repurchase Agreements (d)
June 30, 2016	$1,617		$1,617	$1,001	$616	(e)
December 31, 2015	$1,767		$1,767	$1,014	$753	(e)
(a)	Resale agreements are included on the Consolidated Balance Sheet in Federal funds sold and resale agreements. Repurchase agreements are included on the Consolidated Balance Sheet in Federal funds purchased and repurchase agreements.
(b)	Represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(c)	Represents certain long term resale agreements which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(d)	Repurchase agreements have remaining contractual maturities that are classified as overnight or continuous. As of June 30, 2016 and December 31, 2015, the collateral pledged under these agreements consisted primarily of residential mortgage-backed agency securities.
(e)	Represents overnight repurchase agreements entered into with municipalities, pension plans, and certain trusts and insurance companies which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting. There were no long term repurchase agreements as of June 30, 2016 and December 31, 2015.

NOTE 14 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

94    The PNC Financial Services Group, Inc. – Form 10-Q

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

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. We also provide commercial loan servicing and technology solutions for the commercial real estate finance industry. Products and services are generally provided within our primary geographic markets, with certain products and services offered nationally and internationally.

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

We hold an equity investment in BlackRock, which provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At June 30, 2016, our economic interest in BlackRock was 22%. PNC received cash dividends from BlackRock of $165 million and $160 million during the first six months of 2016 and 2015, respectively.

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit and a small commercial lending portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

The PNC Financial Services Group, Inc. – Form 10-Q    95

Table 89: Results Of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated (a)
2016
Income Statement
Net interest income	$1,117	$822	$76	$28		$73	$(48)	$2,068
Noninterest income	564	533	213	182	$170	5	59	1,726
Total revenue	1,681	1,355	289	210	170	78	11	3,794
Provision for credit losses	29	69	6	1		13	9	127
Depreciation and amortization	41	37	12	3			122	215
Other noninterest expense	1,127	512	194	133		20	159	2,145
Income (loss) before income taxes and noncontrolling interests	484	737	77	73	170	45	(279)	1,307
Income taxes (benefit)	177	247	29	27	36	16	(214)	318
Net income (loss)	$307	$490	$48	$46	$134	$29	$(65)	$989
Average Assets (b)	$71,544	$138,305	$7,756	$5,768	$6,919	$5,539	$123,159	$358,990
2015
Income Statement
Net interest income	$1,045	$837	$71	$30		$100	$(31)	$2,052
Noninterest income	590	492	243	176	$175	9	129	1,814
Total revenue	1,635	1,329	314	206	175	109	98	3,866
Provision for credit losses (benefit)	45	20	1	(2)		(5)	(13)	46
Depreciation and amortization	42	37	12	4			106	201
Other noninterest expense	1,168	510	203	174		26	84	2,165
Income (loss) before income taxes and noncontrolling interests	380	762	98	30	175	88	(79)	1,454
Income taxes (benefit)	139	254	36	11	40	32	(102)	410
Net income	$241	$508	$62	$19	$135	$56	$23	$1,044
Average Assets (b)	$73,369	$132,239	$8,005	$7,136	$6,760	$6,914	$118,217	$352,640

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated (a)
2016
Income Statement
Net interest income	$2,230	$1,660	$153	$53		$148	$(78)	$4,166
Noninterest income	1,101	967	416	287	$311	27	184	3,293
Total revenue	3,331	2,627	569	340	311	175	106	7,459
Provision for credit losses (benefit)	106	176	3			6	(12)	279
Depreciation and amortization	81	72	23	6			235	417
Other noninterest expense	2,237	998	389	282		41	277	4,224
Income (loss) before income taxes and noncontrolling interests	907	1,381	154	52	311	128	(394)	2,539
Income taxes (benefit)	332	460	57	19	65	47	(373)	607
Net income (loss)	$575	$921	$97	$33	$246	$81	$(21)	$1,932
Average Assets (b)	$71,880	$136,913	$7,822	$6,037	$6,919	$5,677	$122,203	$357,451
2015
Income Statement
Net interest income	$2,082	$1,660	$144	$60		$212	$(34)	$4,124
Noninterest income	1,078	921	451	353	$351	18	301	3,473
Total revenue	3,160	2,581	595	413	351	230	267	7,597
Provision for credit losses (benefit)	94	37	13			(36)	(8)	100
Depreciation and amortization	85	73	23	7			206	394
Other noninterest expense	2,283	988	402	332		50	266	4,321
Income (loss) before income taxes and noncontrolling interests	698	1,483	157	74	351	216	(197)	2,782
Income taxes (benefit)	255	493	58	27	82	79	(260)	734
Net income	$443	$990	$99	$47	$269	$137	$63	$2,048
Average Assets (b)	$73,691	$131,711	$7,974	$7,190	$6,760	$7,094	$115,941	$350,361
(a)	There were no material intersegment revenues for the three and six months ended June 30, 2016 and 2015.
(b)	Period-end balances for BlackRock.

96    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 15 SUBSEQUENT EVENTS

On July 18, 2016, we announced the redemption on August 22, 2016 of all of the outstanding Senior Notes due September 19, 2016 issued by PNC Funding Corp in the amount of $1.25 billion. The securities have a distribution rate of 2.70%. The redemption price will be equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date.

On July 29, 2016, PNC Bank issued $1.0 billion of senior notes with a maturity date of July 29, 2019. Interest is payable semi-annually at a fixed rate of 1.450%, beginning on January 29, 2017.

The PNC Financial Services Group, Inc. – Form 10-Q    97

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Six months ended June 30
	2016			2015
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$24,777	$312	2.51%	$19,924	$254	2.55%
Non-agency	3,832	88	4.61%	4,568	105	4.61%
Commercial mortgage-backed	6,461	92	2.86%	6,273	98	3.11%
Asset-backed	5,579	63	2.25%	5,184	55	2.10%
U.S. Treasury and government agencies	9,804	76	1.53%	5,174	31	1.20%
State and municipal	1,954	45	4.59%	1,971	45	4.60%
Other debt	2,422	28	2.33%	1,786	29	3.27%
Corporate stocks and other	549	1	.36%	435		.10%
Total securities available for sale	55,378	705	2.54%	45,315	617	2.72%
Securities held to maturity
Residential mortgage-backed	10,061	147	2.92%	7,618	118	3.09%
Commercial mortgage-backed	1,788	32	3.57%	2,050	40	3.90%
Asset-backed	712	7	1.87%	749	5	1.52%
U.S. Treasury and government agencies	260	5	3.80%	251	5	3.79%
State and municipal	1,944	53	5.49%	2,011	55	5.51%
Other	89	1	2.84%	316	5	3.00%
Total securities held to maturity	14,854	245	3.30%	12,995	228	3.51%
Total investment securities	70,232	950	2.70%	58,310	845	2.90%
Loans
Commercial	99,530	1,550	3.08%	98,117	1,474	2.99%
Commercial real estate	28,313	477	3.33%	24,370	443	3.61%
Equipment lease financing	7,495	128	3.42%	7,547	130	3.46%
Consumer	57,839	1,231	4.28%	60,855	1,259	4.17%
Residential real estate	14,580	349	4.79%	14,383	352	4.89%
Total loans	207,757	3,735	3.58%	205,272	3,658	3.56%
Interest-earning deposits with banks	25,998	65	.50%	31,392	39	.25%
Loans held for sale	1,582	34	4.29%	2,169	46	4.26%
Federal funds sold and resale agreements	1,162	3	.50%	1,808	2	.22%
Other	4,862	100	4.13%	5,259	132	5.03%
Total interest-earning assets/interest income	311,593	4,887	3.13%	304,210	4,722	3.10%
Noninterest-earning assets:
Allowance for loan and lease losses	(2,711)			(3,313)
Cash and due from banks	3,928			4,010
Other	44,641			45,454
Total assets	$357,451			$350,361
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$74,417	77	.21%	$80,930	102	.25%
Demand	50,934	19	.07%	46,207	12	.05%
Savings	25,737	50	.39%	13,416	11	.16%
Retail certificates of deposit	17,277	60	.70%	18,437	63	.69%
Time deposits in foreign offices and other time	1,970	3	.24%	2,246	2	.18%
Total interest-bearing deposits	170,335	209	.25%	161,236	190	.24%
Borrowed funds
Federal funds purchased and repurchase agreements	1,965	3	.27%	2,916	2	.13%
Federal Home Loan Bank borrowings	19,285	72	.74%	21,391	49	.46%
Bank notes and senior debt	21,533	179	1.64%	15,883	102	1.27%
Subordinated debt	8,327	136	3.28%	8,852	116	2.62%
Commercial paper	2		.43%	4,309	7	.34%
Other	2,517	26	2.13%	3,406	34	1.97%
Total borrowed funds	53,629	416	1.54%	56,757	310	1.09%
Total interest-bearing liabilities/interest expense	223,964	625	.56%	217,993	500	.45%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	76,541			74,245
Allowance for unfunded loan commitments and letters of credit	272			246
Accrued expenses and other liabilities	10,550			11,935
Equity	46,124			45,942
Total liabilities and equity	$357,451			$350,361
Interest rate spread			2.57%			2.65%
Impact of noninterest-bearing sources			.16			.13
Net interest income/margin		$4,262	2.73%		$4,222	2.78%
(a)	Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities.

98    The PNC Financial Services Group, Inc. – Form 10-Q

Second Quarter 2016			First Quarter 2016			Second Quarter 2015

Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$24,856	$153	2.46%	$24,696	$159	2.57%	$20,550	$125	2.43%
3,728	44	4.79%	3,936	44	4.45%	4,480	52	4.70%
6,335	46	2.94%	6,586	46	2.79%	6,286	48	3.03%
5,672	33	2.32%	5,486	30	2.19%	5,228	28	2.12%
9,673	37	1.50%	9,936	39	1.55%	5,204	15	1.12%
1,952	22	4.59%	1,957	23	4.60%	1,973	23	4.76%
2,549	15	2.33%	2,295	13	2.32%	1,796	18	4.01%
503	1	.41%	595		.32%	414		.10%
55,268	351	2.54%	55,487	354	2.55%	45,931	309	2.69%

10,215	72	2.81%	9,906	75	3.02%	8,196	61	2.95%
1,755	16	3.61%	1,821	16	3.53%	2,005	18	3.63%
708	4	1.91%	715	3	1.84%	743	2	1.53%
262	3	3.79%	259	2	3.80%	252	3	3.81%
1,939	26	5.48%	1,950	27	5.50%	2,004	27	5.49%
47		1.93%	131	1	3.17%	311	3	3.12%
14,926	121	3.22%	14,782	124	3.37%	13,511	114	3.37%
70,194	472	2.68%	70,269	478	2.72%	59,442	423	2.85%

99,991	779	3.08%	99,068	771	3.08%	98,364	746	3.00%
28,659	229	3.16%	27,967	248	3.51%	24,812	215	3.44%
7,570	65	3.44%	7,420	63	3.40%	7,556	65	3.45%
57,467	610	4.28%	58,212	621	4.29%	60,240	621	4.13%
14,643	177	4.84%	14,517	172	4.74%	14,416	177	4.91%
208,330	1,860	3.56%	207,184	1,875	3.60%	205,388	1,824	3.54%
26,463	33	.51%	25,533	32	.50%	32,368	20	.25%
1,655	18	4.24%	1,509	16	4.34%	2,092	23	4.33%
1,026	1	.55%	1,299	2	.47%	1,959	1	.22%
4,768	48	4.02%	4,956	52	4.23%	5,470	63	4.65%
312,436	2,432	3.10%	310,750	2,455	3.15%	306,719	2,354	3.06%

(2,712)			(2,711)			(3,309)
3,938			3,919			3,954
45,328			43,955			45,276
$358,990			$355,913			$352,640

$72,442	35	.20%	$76,392	42	.22%	$81,857	55	.27%
52,218	10	.08%	49,770	9	.07%	46,281	5	.05%
28,131	27	.39%	23,343	23	.39%	13,775	6	.17%
17,277	30	.70%	17,278	30	.70%	18,334	31	.68%
1,779	2	.24%	2,040	1	.27%	2,300	1	.16%
171,847	104	.24%	168,823	105	.25%	162,547	98	.24%

1,881	2	.29%	2,048	1	.26%	2,718	1	.14%
18,716	38	.80%	19,855	34	.68%	22,001	25	.46%
22,375	92	1.62%	20,690	87	1.66%	16,408	50	1.19%
8,336	68	3.26%	8,317	68	3.29%	8,861	58	2.61%
1		.55%	3		.40%	3,640	3	.35%
2,324	12	2.29%	2,713	14	1.99%	3,537	18	1.95%
53,633	212	1.57%	53,626	204	1.51%	57,165	155	1.07%
225,480	316	.56%	222,449	309	.55%	219,712	253	.46%

75,775			77,306			75,299
282			262			234
11,108			9,993			11,540
46,345			45,903			45,855
$358,990			$355,913			$352,640
		2.54%			2.60%			2.60%
		.16			.15			.13
	$2,116	2.70%		$2,146	2.75%		$2,101	2.73%
(b)	Loan fees for the six months ended June 30, 2016 and June 30, 2015 were $60 million and $50 million, respectively. Loan fees for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015 were $34 million, $26 million and $23 million, respectively.
(c)	To provide more meaningful comparisons of net interest margin for all earning assets, interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. This adjustment is not permitted under GAAP. The taxable-equivalent adjustments to interest income for the six months ended June 30, 2016 and June 30, 2015 were $96 million and $98 million, respectively. The taxable-equivalent adjustments to interest income for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015 were $48 million, $48 million and $49 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    99

TRANSITIONAL BASEL III AND PRO FORMA FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIOS – 2015 PERIODS

	2015 Transitional Basel III		Pro forma Fully Phased-In Basel III (estimated) (a) (b)
Dollars in millions	December 31 2015	June 30 2015	December 31 2015	June 30 2015
Common stock, related surplus and retained earnings, net of treasury stock	$41,128	$40,688	$41,128	$40,688
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(8,972)	(8,999)	(9,172)	(9,223)
Basel III total threshold deductions	(470)	(430)	(1,294)	(1,159)
Accumulated other comprehensive income (c)	(81)	22	(201)	53
All other adjustments	(112)	(101)	(182)	(148)
Basel III Common equity Tier 1 capital	$31,493	$31,180	$30,279	$30,211
Basel III standardized approach risk-weighted assets (d)	$295,905	$293,862	$303,707	$301,688
Basel III advanced approaches risk-weighted assets (e)	N/A	N/A	$264,931	$286,277
Basel III Common equity Tier 1 capital ratio	10.6%	10.6%	10.0%	10.0%
Risk weight and associated rules utilized	Standardized (with 2015 transition adjustments)		Standardized
(a)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), including comparison to similar estimates made by other financial institutions.
(b)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of PNC’s models that are integral to the calculation of advanced approaches risk-weighted assets as PNC moves through the parallel run process.
(c)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(d)	Basel III standardized approach risk-weighted assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(e)	Basel III advanced approaches risk-weighted assets are based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets. During the parallel run qualification phase PNC has refined the data, models and internal processes used as part of the advanced approaches for determining risk-weighted assets. Refinements implemented in the fourth quarter of 2015 reduced estimated Basel III advanced approaches risk-weighted assets. We anticipate additional refinements may result in increases or decreases to this estimate through the parallel run qualification phase.

100    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC’s 2015 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the second quarter of 2016 are included in the following table:

2016 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 – 30	20	$78.56		76,184
May 1 – 31	3,246	$86.78	3,246	72,938
June 1 – 30	2,880	$84.91	2,877	70,061
Total	6,146	$85.88
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. Note 12 Employee Benefit Plans and Note 13 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Annual Report on Form 10-K include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)	On March 11, 2015, we announced that our Board of Directors had approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process.

Our 2015 capital plan, submitted as part of the CCAR process and accepted by the Federal Reserve, included share repurchase programs of up to $2.875 billion for the five quarter period ending with the second quarter of 2016. This amount does not include share repurchases in connection with various employee benefit plans referenced in note (a). In the second quarter of 2016, in accordance with PNC’s 2015 capital plan and under the share repurchase authorization in effect during that period, we repurchased 6.1 million shares of common stock on the open market, with an average price of $85.91 per share and an aggregate repurchase price of $.5 billion. See the Capital portion of the Consolidated Balance Sheet Review in Part I, Item 2 of this Report for more information on the share repurchase programs under the new share repurchase authorization for the period July 1, 2016 through June 30, 2017 included in the 2016 capital plan accepted by the Federal Reserve.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

4.20.3	Amendment No. 2 to Issuing and Paying Agency Agreement, dated May 27, 2016, between PNC Bank, National Association and PNC Bank, National Association, relating to the $40 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

10.48.3	Amendment No. 2 to Distribution Agreement, dated May 27, 2016, between PNC Bank, National Association and the Dealers named therein, relating to the $40 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

10.50	The PNC Financial Services Group, Inc. 2016 Incentive Award Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 (File No. 333-210995) filed April 29, 2016)

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

The PNC Financial Services Group, Inc. – Form 10-Q    101

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

Other information posted on our corporate website that may not be available in our filings with the SEC includes information relating to our corporate governance and communications from our chairman to shareholders.

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

102    The PNC Financial Services Group, Inc. – Form 10-Q

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

	High	Low	Close	Cash Dividends Declared (a)
2016 Quarter
First	$94.26	$77.67	$84.57	$.51
Second	90.85	77.40	81.39	.51
Total				$1.02
2015 Quarter
First	$96.71	$81.84	$93.24	$.48
Second	99.61	90.42	95.65	.51
Third	100.52	82.77	89.20	.51
Fourth	97.50	84.93	95.31	.51
Total				$2.01
(a)	Our Board approved a third quarter 2016 cash dividend of $.55 per common share, which is payable on August 5, 2016.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 3, 2016 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    103