Form 10-Q
period 2016-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2016-11-04
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 21, 2016, there were 486,501,562 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2016 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2016 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Third Quarter 2016 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2015 Annual Report on Form 10-K (2015 Form 10-K). For information regarding certain business, regulatory and legal risks, see the following sections as they appear in this Report and in our 2015 Form 10-K: the Risk Management section of the Financial Review portion of this report and of Item 7 in our 2015 Form 10-K; Item 1A Risk Factors included in our 2015 Form 10-K; and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements included in our 2015 Form 10-K and our First and Second Quarter 2016 Form 10-Q. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2015 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in Part I, Item 1 of this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis.

Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Financial Results (a)
Revenue
Net interest income	$2,095	$2,062	$6,261	$6,186
Noninterest income	1,734	1,713	5,027	5,186
Total revenue	3,829	3,775	11,288	11,372
Provision for credit losses	87	81	366	181
Noninterest expense	2,394	2,352	7,035	7,067
Income before income taxes and noncontrolling interests	$1,348	$1,342	$3,887	$4,124
Net income	$1,006	$1,073	$2,938	$3,121
Less:
Net income attributable to noncontrolling interests	18	18	60	23
Preferred stock dividends and discount accretion and redemptions	64	64	172	182
Net income attributable to common shareholders	$924	$991	$2,706	$2,916
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	7		19	2
Impact of BlackRock earnings per share dilution	4	4	10	14
Net income attributable to diluted common shares	$913	$987	$2,677	$2,900
Diluted earnings per common share	$1.84	$1.90	$5.33	$5.52
Cash dividends declared per common share	$.55	$.51	$1.57	$1.50
Effective tax rate (b)	25.4%	20.0%	24.4%	24.3%
Performance Ratios
Net interest margin (c)	2.68%	2.67%	2.71%	2.74%
Noninterest income to total revenue	45%	45%	45%	46%
Efficiency	63%	62%	62%	62%
Return on:
Average common shareholders’ equity	8.74%	9.61%	8.69%	9.56%
Average assets	1.10%	1.19%	1.09%	1.18%
(a)	The Executive Summary and Consolidated Income Statement Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended September 30, 2016 and September 30, 2015 were $49 million and $50 million, respectively. The taxable-equivalent adjustments to net interest income for the nine months ended September 30, 2016 and September 30, 2015 were $145 million and $148 million, respectively. For additional information, see Statistical Information (Unaudited) section in Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	September 30 2016	December 31 2015	September 30 2015
Balance Sheet Data (dollars in millions, except per share data)
Assets	$369,348	$358,493	$362,125
Loans	$210,446	$206,696	$204,983
Allowance for loan and lease losses	$2,619	$2,727	$3,237
Interest-earning deposits with banks (b)	$27,058	$30,546	$34,224
Investment securities	$78,514	$70,528	$68,066
Loans held for sale	$2,053	$1,540	$2,060
Goodwill	$9,103	$9,103	$9,103
Mortgage servicing rights	$1,293	$1,589	$1,467
Equity investments (c)	$10,605	$10,587	$10,497
Other assets	$24,730	$23,092	$27,285

Noninterest-bearing deposits	$82,159	$79,435	$78,239
Interest-bearing deposits	$177,736	$169,567	$166,740
Total deposits	$259,895	$249,002	$244,979
Borrowed funds	$51,541	$54,532	$56,663
Total shareholders’ equity	$45,707	$44,710	$44,948
Common shareholders’ equity	$42,251	$41,258	$41,498
Accumulated other comprehensive income	$646	$130	$615

Book value per common share	$86.57	$81.84	$81.42
Common shares outstanding (millions)	488	504	510
Loans to deposits	81%	83%	84%

Client Assets (in billions)
Discretionary client assets under management	$138	$134	$132
Nondiscretionary client assets under administration	128	125	124
Total client assets under administration (d)	266	259	256
Brokerage account client assets	44	43	42
Total client assets	$310	$302	$298

Capital Ratios
Transitional Basel III (e) (f)
Common equity Tier 1	10.6%	10.6%	10.6%
Tier 1 risk-based	11.9%	12.0%	12.0%
Total capital risk-based	14.2%	14.6%	14.8%
Leverage	10.1%	10.1%	10.2%
Pro forma Fully Phased-In Basel III (Non-GAAP) (f)
Common equity Tier 1	10.2%	10.0%	10.1%
Common shareholders’ equity to assets	11.4%	11.5%	11.5%

Asset Quality
Nonperforming loans to total loans	1.02%	1.03%	1.06%
Nonperforming assets to total loans, OREO and foreclosed assets	1.13%	1.17%	1.21%
Nonperforming assets to total assets	.64%	.68%	.69%
Net charge-offs to average loans (for the three months ended) (annualized)	.29%	.23%	.19%
Allowance for loan and lease losses to total loans (g)	1.24%	1.32%	1.58%
Allowance for loan and lease losses to total nonperforming loans (g) (h)	122%	128%	149%
Accruing loans past due 90 days or more (in millions)	$766	$881	$890
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of the Financial Review section of this Report provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $26.6 billion, $30.0 billion, and $33.8 billion as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively.
(c)	Amounts include our equity interest in BlackRock.
(d)	As a result of certain investment advisory services performed by one of our registered investment advisors, certain assets are reported as both discretionary client assets under management and nondiscretionary client assets under administration. The amount of such assets was approximately $9 billion, $6 billion and $6 billion as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively.
(e)	Calculated using the regulatory capital methodology applicable to PNC during each period presented.
(f)	See Basel III Capital discussion in the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business in our 2015 Form 10-K. See also the Transitional Basel III and Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratios (Non-GAAP) – 2015 Periods table in the Statistical Information section of this Report for a reconciliation of the 2015 periods’ ratios.
(g)	See our 2015 Form 10-K for information on our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.
(h)	The allowance for loan and lease losses includes impairment reserves attributable to purchased impaired loans. Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

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

Key Strategic Goals

At PNC we manage our company for the long term. We are focused on the fundamentals of growing customers, loans, deposits and fee revenue and improving profitability, while investing for the future and managing risk, expenses and capital. We continue to invest in our products, markets and brand, and embrace our commitments to our customers, shareholders, employees and the communities where we do business.

We strive to expand and deepen customer relationships by offering a broad range of deposit, fee-based and credit products and services. We are focused on delivering those products and services to our customers with the goal of addressing their financial objectives. Our strategies for growing fee income across our lines of business are focused on putting customers’ needs first. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals and offering our diverse products and services to help them achieve financial wellbeing. Our approach is concentrated on organically growing and deepening client relationships that meet our risk/return measures.

Our strategic priorities are designed to enhance value over the long term. One of our priorities is to build a leading banking franchise in our underpenetrated geographic markets. In addition, we are seeking to attract more of the investable assets of new and existing clients. PNC is focused on redefining the retail banking experience by transforming the retail distribution network and the home lending process while lowering delivery costs as customer banking preferences evolve. Additionally, we continue to focus on expense management while investing in technology to bolster critical business infrastructure and streamline core processes.

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic conditions and the Basel III framework and return excess capital to shareholders, in accordance with the currently effective capital plan included in our Comprehensive Capital Analysis and Review (CCAR) submission to the Board of Governors of the Federal Reserve System (Federal Reserve). For more detail, see the Capital Highlights portion of this Executive Summary, the Capital portion of the Consolidated Balance Sheet Review section and the Liquidity Risk Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2015 Form 10-K.

Income Statement Highlights

Net income for the third quarter of 2016 was $1.0 billion, or $1.84 per diluted common share, a decrease of 6%, compared to $1.1 billion, or $1.90 per diluted common share, for the third quarter of 2015.

•	Net interest income increased $33 million, or 2%, to $2.1 billion.

•	Net interest margin increased to 2.68% compared to 2.67% in third quarter 2015.

•	Noninterest income increased $21 million, or 1%, to $1.7 billion as growth in fee income was mostly offset by a decline in other noninterest income.

•

Noninterest expense increased $42 million to $2.4 billion, reflecting a new Federal Deposit Insurance Corporation (FDIC) deposit insurance surcharge and higher costs associated with business activities as PNC continued to focus on disciplined expense management.

•	The effective tax rate was 25.4% compared to 20.0% in the third quarter of 2015.

For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

Credit Quality Highlights

Overall credit quality remained relatively stable at September 30, 2016.

•	Nonperforming assets decreased $50 million, or 2%, to $2.4 billion compared to December 31, 2015.

•	Overall loan delinquencies of $1.5 billion decreased $184 million, or 11% compared to December 31, 2015.

•	Provision for credit losses increased modestly to $87 million for the third quarter of 2016 compared to $81 million for the third quarter of 2015.

•	Net charge-offs of $154 million for the third quarter of 2016 increased $58 million compared to the third quarter of 2015.

For additional detail, see the Credit Risk Management portion of the Risk Management section of the Consolidated Balance Sheet Review of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q    3

Balance Sheet and Liquidity Highlights

PNC’s balance sheet continued to be well positioned at September 30, 2016 compared to December 31, 2015.

•	Total loans increased $3.8 billion to $210.4 billion.

•	Total commercial lending grew $4.6 billion, or 3%.

•	Total consumer lending decreased $.8 billion, or 1%.

•	Total deposits increased $10.9 billion to $259.9 billion.

•	Investment securities increased $8.0 billion, or 11%, to $78.5 billion.

•	The Liquidity Coverage Ratio (LCR) at September 30, 2016 for both PNC and PNC Bank exceeded the 2017 fully phased-in requirement of 100%.

Capital Highlights

PNC maintained a strong capital position and continued to return capital to shareholders.

•	The Transitional Basel III common equity Tier 1 capital ratio remained stable at 10.6% at September 30, 2016 compared to December 31, 2015.

•

Pro forma fully phased-in Basel III common equity Tier 1 capital ratio, a non-GAAP financial measure, increased to an estimated 10.2% at September 30, 2016 compared to 10.0% at December 31, 2015 based on the standardized approach rules.

•

In the third quarter of 2016, we returned $.8 billion of capital to common shareholders through repurchases of 5.9 million common shares for $.5 billion, made under new share repurchase programs, and dividends on common shares of $.3 billion.

•	On October 4, 2016, the PNC Board of Directors declared a quarterly cash dividend on common stock of 55 cents per share effective with the November 5, 2016 payment date.

See the Capital portion of the Consolidated Balance Sheet Review and the Liquidity Risk Management portion of the Risk Management section of this Financial Review for more detail on our 2016 capital and liquidity actions as well as our capital ratios.

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

Our Consolidated Income Statement and Consolidated Balance Sheet Review sections of this Financial Review describe in greater detail our results during the first nine months of 2016 and 2015 and balances at September 30, 2016 and December 31, 2015, respectively.

Business Outlook

Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including our current view that the U.S. economy will grow moderately in the latter half of 2016, boosted by stable oil/energy prices, improving housing activity and moderate job gains, and that short-term interest rates and bond yields will hold fairly steady before gradually rising late this year and do not take into account the impact of potential legal and regulatory contingencies. Specifically, our business outlook reflects our expectation of a 25 basis point increase in short-term interest rates by the Federal Reserve in December 2016. See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2015 From 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

In the fourth quarter of 2016, we expect:

•	Modest loan growth compared to the third quarter of 2016;

•	Stable net interest income compared to the third quarter, and purchase accounting accretion to be approximately $50 million;

•	Stable fee income compared to the third quarter of 2016, with fee income consisting of asset management, consumer services, corporate services, residential mortgage and service charges on deposits;

•	Provision for credit losses to be between $75 million and $125 million; and

•	Noninterest expense to increase by low single digits, on a percentage basis, compared to the third quarter 2016.

We also expect full year 2016 noninterest expense to remain stable compared to full year 2015, and the full year 2016 effective tax rate to be approximately 25%.

4    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet Highlights

Table 2: Summarized Average Balance Sheet

Nine months ended September 30 Dollars in millions			Change
	2016	2015	$	%
Average assets
Interest-earning assets
Investment securities	$70,706	$59,578	$11,128	19%
Loans	208,124	205,122	3,002	1%
Interest-earning deposits with banks	26,691	33,380	(6,689)	(20)%
Other	7,797	9,048	(1,251)	(14)%
Total interest-earning assets	313,318	307,128	6,190	2%
Noninterest-earning assets	46,289	46,005	284	1%
Total average assets	$359,607	$353,133	$6,474	2%
Average liabilities and equity
Interest-bearing liabilities
Interest-bearing deposits	$171,635	$162,790	$8,845	5%
Borrowed funds	53,411	57,018	(3,607)	(6)%
Total interest-bearing liabilities	225,046	219,808	5,238	2%
Noninterest-bearing deposits	77,133	75,359	1,774	2%
Other liabilities	11,169	12,091	(922)	(8)%
Equity	46,259	45,875	384	1%
Total average liabilities and equity	$359,607	$353,133	$6,474	2%

Average investment securities increased due to higher average agency residential mortgage-backed securities and U.S. Treasury and government agency securities, partially offset by a decrease in average non-agency residential mortgage-backed securities. Total investment securities increased from 19% to 23% of average interest-earning assets.

The increase in average loans was driven by growth in average commercial real estate loans of $3.9 billion and average commercial loans of $1.7 billion, partially offset by a decrease in consumer loans of $2.8 billion. The decline in consumer loans was primarily attributable to declines in the nonstrategic consumer and the government guaranteed education loan portfolios. Loans represented 66% of average interest-earning assets for the first nine months of 2016 and 67% in the same period of 2015.

Average interest-earning deposits with banks, which are primarily maintained with the Federal Reserve Bank, decreased in the comparison reflecting higher investment securities, loan growth and lower borrowed funds, partially offset by an increase in deposits.

Average total deposits increased $10.6 billion, primarily due to higher average savings deposits, which reflected a shift from money market deposits to relationship-based savings products. Additionally, average interest-bearing demand deposits and average noninterest-bearing deposits increased as overall deposits grew. Average total deposits increased from 67% to 69% of average assets in the comparison.

Average borrowed funds declined due to decreases in average commercial paper and Federal Home Loan Bank (FHLB) borrowings, partially offset by an increase in average bank notes and senior debt. The Liquidity Risk Management portion of this Financial Review includes additional information regarding our sources and uses of borrowed funds.

Various seasonal and other factors impact our period-end balances, whereas average balances are generally more indicative of underlying business trends apart from the impact of acquisitions and divestitures. Total assets were $369.3 billion at September 30, 2016 compared with $358.5 billion at December 31, 2015. The Consolidated Balance Sheet Review section of this Financial Review provides information on changes in selected Consolidated Balance Sheet categories at September 30, 2016 compared with December 31, 2015.

The PNC Financial Services Group, Inc. – Form 10-Q    5

Recent Market and Industry Developments

As previously disclosed in our First Quarter 2016 Form 10-Q, the final rules adopted by the FDIC imposing a deposit insurance assessment surcharge (Surcharge) on insured depository institutions with total consolidated assets of $10 billion or more (including PNC Bank) became effective on July 1, 2016. The Surcharge took effect beginning with the third quarter 2016 assessment period. Based on data as of September 30, 2016, PNC Bank’s quarterly assessment increased by approximately $25 million compared to the second quarter of 2016, reflecting the impact of the Surcharge and the reduction of regular assessments that went into effect at the same time.

In September 2016, the Office of the Comptroller of the Currency (OCC) issued final enforceable guidelines under section 39 of the Federal Deposit Insurance Act that establish standards for recovery planning for insured national banks with average total consolidated assets of $50 billion or more, including PNC Bank. The guidelines require a covered bank to develop and maintain a recovery plan that, among other things, identifies a range of options that could be undertaken by the covered bank to restore its financial strength and viability should identified triggering events occur. For PNC Bank the compliance date for these guidelines is January 1, 2018.

Also in September 2016, the Federal Reserve proposed amendments to its capital plan rule that would, among other things, reduce, from 1% to 0.25% of Tier 1 capital, the amount of capital distributions that a bank holding company may make above the amounts included in its most recently approved capital plan without seeking the Federal Reserve’s prior approval and prohibit bank holding companies from seeking to use this “de minimis” capital distribution authority during the second calendar quarter of each year. The comment period on the proposal closes on November 25, 2016. Governor Daniel Tarullo of the Federal Reserve also outlined additional changes that the Federal Reserve is considering to its capital plan rule and CCAR process, including the establishment of a new “stress capital buffer,” in a speech delivered on September 26, 2016. Governor Tarullo indicated that such potential changes would be issued for public comment at a later date and, accordingly, the precise nature of these additional potential changes is not known at this time.

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the third quarter of 2016 was $1.0 billion, or $1.84 per diluted common share, a decrease of 6% compared with $1.1 billion, or $1.90 per diluted common share, for the third quarter of 2015. For the first nine months of 2016, net income was $2.9 billion, or $5.33 per diluted common share, a decrease of 6% compared with $3.1 billion, or $5.52 per diluted common share, for the first nine months of 2015.

Net income decreased in the quarterly comparison as revenue growth, driven by a 2% increase in net interest income and a 1% increase in noninterest income, was more than offset by a higher effective tax rate and a 2% increase in noninterest expense. Net income decreased in the year-to-date comparison driven by higher provision for credit losses and a 3% decline in noninterest income, partially offset by a 1% increase in net interest income and lower noninterest expense.

Net Interest Income

Table 3: Net Interest Income and Net Interest Margin

	Three months ended September 30		Nine months ended September 30
Dollars in millions	2016	2015	2016	2015
Net interest income	$2,095	$2,062	$6,261	$6,186
Net interest margin (a)	2.68%	2.67%	2.71%	2.74%
(a)	See footnote (c) in Table 1: Consolidated Financial Highlights on page 1.

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

Net interest income increased by $33 million, or 2%, and $75 million, or 1%, for the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. The increases in both comparisons were attributable to increases in loan and securities balances and higher loan yields, partially offset by lower purchase accounting accretion, lower securities yields and an increase in borrowing costs.

Net interest margin increased in the quarterly comparison largely reflecting the impact of the December 2015 increase in the federal funds rate and decreased in the year-to-date comparison as the impact of the rate increase was more than offset by a lower benefit from purchase accounting accretion.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest Income

Table 4: Noninterest Income

	Three months ended September 30				Nine months ended September 30
	2016	2015	Change		2016	2015	Change
Dollars in millions			$	%			$	%
Noninterest income
Asset management	$404	$376	$28	7%	$1,122	$1,168	$(46)	(4)%
Consumer services	348	341	7	2%	1,039	986	53	5%
Corporate services	389	384	5	1%	1,117	1,097	20	2%
Residential mortgage	160	125	35	28%	425	453	(28)	(6)%
Service charges on deposits	174	172	2	1%	495	481	14	3%
Net gains on sales of securities	7	(9)	16	(178)%	20	41	(21)	(51)%
Other	252	324	(72)	(22)%	809	960	(151)	(16)%
Total noninterest income	$1,734	$1,713	$21	1%	$5,027	$5,186	$(159)	(3)%

Noninterest income increased in the third quarter of 2016 compared to the third quarter of 2015 and decreased in the first nine months compared to the same period in 2015. Noninterest income as a percentage of total revenue was 45% in both the third quarters of 2016 and 2015 and 45% and 46% on a year-to-date basis, respectively.

Asset management revenue increased in the quarterly comparison primarily due to the impact of higher average equity markets on both BlackRock and our asset management business segment. The year-to-date comparison decreased mainly due to lower earnings from BlackRock and the impact from a $30 million trust settlement during the second quarter of 2015 in our asset management business segment. Discretionary client assets under management were $138 billion at September 30, 2016 compared with $132 billion at September 30, 2015.

Consumer services fees increased in the year-to-date comparison primarily due to growth in payment-related products including debit card, credit card and merchant services, as well as higher brokerage fees.

Corporate services revenue increased in the year-to-date comparison primarily reflecting higher capital markets-related revenue and higher treasury management fees.

Residential mortgage revenue increased in the quarterly comparison as a result of higher loan sales revenue from higher origination volumes and increased benefit from residential mortgage servicing rights valuation, net of economic hedge. The year-to-date comparison decreased mainly due to lower loan sales revenue and a lower benefit from residential mortgage servicing rights valuation, net of economic hedge.

Other noninterest income decreased in both comparisons primarily attributable to the impact of third quarter 2015 net gains of $43 million on sales of 0.5 million Visa Class B common shares and lower revenue from private equity investments. There were no sales of Visa shares in the third quarter of 2016. Net gains on the sale of Visa shares for the first nine months of 2016 were $52 million on sales of 1.35 million shares compared with net gains of $124 million on sales of 1.5 million shares in the first nine months of 2015. Net gains on Visa sales include derivative fair value adjustments related to swap agreements with purchasers of Visa shares in connection with all sales to date.

Provision For Credit Losses

The provision for credit losses increased modestly to $87 million in the third quarter of 2016 compared to $81 million in the third quarter of 2015 and increased $185 million to $366 million for the first nine months of 2016 compared to the same period in 2015. The increase in the year-to-date comparison was attributable to a higher provision for energy related loans in the oil, gas, and coal sectors of $130 million in the first nine months of 2016 compared to $86 million for the first nine months of 2015, as well as slowing credit quality improvement in our commercial and consumer lending portfolios and the impact of continued loan growth.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Noninterest expense for the third quarter of 2016 increased $42 million to $2.4 billion compared to the third quarter of 2015, while noninterest expense for the first nine months of 2016 compared to the same period in 2015 decreased $32 million to $7.0 billion. Both comparisons reflected increases to noninterest expense resulting from a new FDIC deposit insurance surcharge, higher variable compensation costs associated with increased business activity and investments in technology and business infrastructure as PNC continued to

The PNC Financial Services Group, Inc. – Form 10-Q    7

focus on disciplined expense management. These were offset by net lower contingency accruals and the impact from our effective expense management.

As of September 30, 2016, we have completed actions to capture more than 75% of our 2016 continuous improvement savings goal of $400 million, and are on track to achieve the full-year goal. Through this program, we are helping to fund our continued investments in technology and business infrastructure.

Effective Income Tax Rate

The effective income tax rate was 25.4% in the third quarter of 2016 compared to 20.0% in the third quarter of 2015 and 24.4% in the first nine months of 2016 compared to 24.3% in the same period of 2015. The lower effective tax rate for the third quarter of 2015 reflected tax benefits attributable to effectively settling acquired entity tax contingencies.

The effective tax rate is generally lower than the statutory rate primarily due to tax credits PNC receives from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

CONSOLIDATED BALANCE SHEET REVIEW

Table 5: Summarized Balance Sheet Data

	September 30 2016	December 31 2015	Change
Dollars in millions			$	%
Assets
Interest-earning deposits with banks	$27,058	$30,546	$(3,488)	(11)%
Loans held for sale	2,053	1,540	513	33%
Investment securities	78,514	70,528	7,986	11%
Loans	210,446	206,696	3,750	2%
Allowance for loan and lease losses	(2,619)	(2,727)	108	4%
Goodwill	9,103	9,103	–	–
Mortgage servicing rights	1,293	1,589	(296)	(19)%
Other intangible assets	304	379	(75)	(20)%
Other, net	43,196	40,839	2,357	6%
Total assets	$369,348	$358,493	$10,855	3%
Liabilities
Deposits	$259,895	$249,002	$10,893	4%
Borrowed funds	51,541	54,532	(2,991)	(5)%
Other	11,067	8,979	2,088	23%
Total liabilities	322,503	312,513	9,990	3%
Equity
Total shareholders’ equity	45,707	44,710	997	2%
Noncontrolling interests	1,138	1,270	(132)	(10)%
Total equity	46,845	45,980	865	2%
Total liabilities and equity	$369,348	$358,493	$10,855	3%

The summarized balance sheet data above is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

PNC’s balance sheet reflected asset growth compared to December 31, 2015 and strong liquidity and capital positions at September 30, 2016.

•	Total assets increased primarily due to higher investment securities and loan balances, partially offset by lower interest-earning deposits with banks.
•	Higher total liabilities were driven by deposit growth.
•	The increase to total equity reflected increased retained earnings driven by net income, partially offset by share repurchases.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Loans

Outstanding loan balances of $210.4 billion at September 30, 2016 and $206.7 billion at December 31, 2015 were net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.3 billion at September 30, 2016 and $1.4 billion at December  31, 2015.

Table 6: Details Of Loans

	September 30 2016	December 31 2015	Change
Dollars in millions			$	%
Commercial lending
Commercial
Manufacturing	$19,813	$19,014	$799	4%
Retail/wholesale trade	17,211	16,661	550	3%
Service providers	14,159	13,970	189	1%
Real estate related (a)	12,045	11,659	386	3%
Health care	9,148	9,210	(62)	(1)%
Financial services	7,203	7,234	(31)	–
Other industries	21,933	20,860	1,073	5%
Total commercial	101,512	98,608	2,904	3%
Commercial real estate
Real estate projects (b)	16,851	15,697	1,154	7%
Commercial mortgage	12,422	11,771	651	6%
Total commercial real estate	29,273	27,468	1,805	7%
Equipment lease financing	7,378	7,468	(90)	(1)%
Total commercial lending	138,163	133,544	4,619	3%
Consumer lending
Home equity
Lines of credit	18,014	18,828	(814)	(4)%
Installment	12,418	13,305	(887)	(7)%
Total home equity	30,432	32,133	(1,701)	(5)%
Residential real estate
Residential mortgage	14,915	14,162	753	5%
Residential construction	226	249	(23)	(9)%
Total residential real estate	15,141	14,411	730	5%
Credit card	5,029	4,862	167	3%
Other consumer
Automobile	11,898	11,157	741	7%
Education	5,337	5,881	(544)	(9)%
Other	4,446	4,708	(262)	(6)%
Total consumer lending	72,283	73,152	(869)	(1)%
Total loans	$210,446	$206,696	$3,750	2%
(a)	Includes loans to customers in the real estate and construction industries.
(b)	Includes both construction loans and intermediate financing for projects.

The PNC Financial Services Group, Inc. – Form 10-Q    9

Loan growth was the result of an increase in total commercial lending driven by higher commercial and commercial real estate loans, while consumer lending declined due to lower home equity and education loans, partially offset by higher automobile and residential mortgage loans.

Loans represented 57% of total assets at September 30, 2016 and 58% at December 31, 2015. Commercial lending represented 66% of the loan portfolio at September 30, 2016 and 65% at December 31, 2015. Consumer lending represented 34% of the loan portfolio at September 30, 2016 and 35% at December 31, 2015. See the Credit Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our loan portfolio.

Total loans above include purchased impaired loans of $3.1 billion, or 1% of total loans, at September 30, 2016, and $3.5 billion, or 2% of total loans, at December 31, 2015.

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

Purchased Impaired Loans

The following table provides further detail on purchased impaired loans at September 30, 2016 and December 31, 2015:

Table 7: Purchased Impaired Loans – Balances

	September 30, 2016			December 31, 2015
In millions	Outstanding Balance	Recorded Investment	Carrying Value	Outstanding Balance	Recorded Investment	Carrying Value
Total commercial lending	$156	$122	$80	$249	$169	$120
Total consumer lending	3,211	2,958	2,677	3,684	3,353	3,092
Total	$3,367	$3,080	$2,757	$3,933	$3,522	$3,212

The excess of undiscounted cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan using the constant effective yield method. Activity for the accretable yield during the first nine months of 2016 and 2015 follows:

Table 8: Purchased Impaired Loans – Accretable Yield

In millions	2016	2015
January 1	$1,250	$1,558
Accretion (including excess cash recoveries)	(292)	(359)
Net reclassifications to accretable from non-accretable	155	218
Disposals	(5)	(66)
September 30	$1,108	$1,351

We currently expect to collect total cash flows of $3.9 billion on purchased impaired loans, representing the $2.8 billion carrying value at September 30, 2016 and accretable net interest of $1.1 billion.

The table below provides the weighted average life (WAL) for each of the purchased impaired portfolios as of September 30, 2016.

Table 9: Weighted Average Life of the Purchased Impaired Portfolios

As of September 30, 2016 Dollars in millions	Recorded Investment	WAL (a)
Commercial	$21	2.2 years
Commercial real estate	101	1.7 years
Consumer (b)	1,188	3.9 years
Residential real estate	1,770	4.6 years
Total	$3,080	4.2 years
(a)	Weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding.
(b)	Portfolio primarily consists of nonrevolving home equity products.

For more information on purchased impaired loans and the accretable yield, see Note 1 Accounting Policies in our 2015 Form 10-K.

10    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 10: Investment Securities

	September 30, 2016		December 31, 2015		Ratings (a) As of September 30, 2016
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$12,327	$12,680	$10,022	$10,172	100%
Agency residential mortgage-backed	39,066	39,868	34,250	34,408	100
Non-agency residential mortgage-backed	3,576	3,754	4,225	4,392	11		4%	80%	5%
Agency commercial mortgage-backed	3,352	3,408	3,045	3,086	100
Non-agency commercial mortgage-backed (b)	4,762	4,837	5,624	5,630	80	7%	3	1	9
Asset-backed (c)	6,922	6,958	6,134	6,130	90	3		7
State and municipal	3,883	4,146	3,936	4,126	89	6			5
Other debt	2,830	2,878	2,211	2,229	51	32	16	1
Corporate stock and other	525	525	590	589					100
Total investment securities (d)	$77,243	$79,054	$70,037	$70,762	91%	2%	1%	4%	2%
(a)	Ratings percentages allocated based on amortized cost.
(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.
(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.
(d)	Includes available for sale and held to maturity securities.

Investment securities represented 21% of total assets at September 30, 2016 and 20% at December 31, 2015.

We evaluate our investment securities portfolio in light of changing market conditions and other factors and, where appropriate, take steps to improve our overall positioning. We consider the portfolio to be well-diversified and of high quality. At September 30, 2016, 91% of the securities in the portfolio were rated AAA/AA, with U.S. Treasury and government agencies, agency residential mortgage-backed and agency commercial mortgage-backed securities collectively representing 71% of the portfolio.

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

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase and vice versa. In addition, the fair value generally decreases when credit spreads widen and vice versa. Net unrealized gains in the total investment securities portfolio increased to $1.8 billion at September 30, 2016 from $.7 billion at December 31, 2015. The comparable amounts for the securities available for sale portfolio were $1.3 billion at September 30, 2016 and $.5 billion at December 31, 2015.

Unrealized gains and losses on available for sale debt securities do not impact liquidity; however, these gains and losses do affect capital under the regulatory capital rules. Also, a change in the securities’ credit ratings could impact the liquidity of the securities and may be indicative of a change in credit quality, which could affect our risk-weighted assets and, therefore, our risk-based regulatory capital ratios under the regulatory capital rules. In addition, the amount representing the credit-related portion of other-than-temporary impairment (OTTI) on securities would reduce our earnings and regulatory capital ratios.

The duration of investment securities was 1.8 years at September 30, 2016. We estimate that at September 30, 2016 the effective duration of investment securities was 2.0 years for an immediate 50 basis points parallel increase in interest rates and 1.6 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2015 for the effective duration of investment securities were 2.8 years and 2.6 years, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    11

Based on current interest rates and expected prepayment speeds, the weighed-average expected maturity of the investment securities portfolio (excluding corporate stock and other) was 4.0 years at September 30, 2016 compared to 4.8 years at December 31, 2015. The weighted-average expected maturities of mortgage and other asset-backed debt securities were as follows as of September 30, 2016:

Table 11: Weighted-Average Expected Maturities of Mortgage and Other Asset-Backed Debt Securities

September 30, 2016	Years
Agency residential mortgage-backed securities	3.4
Non-agency residential mortgage-backed securities	5.3
Agency commercial mortgage-backed securities	3.5
Non-agency commercial mortgage-backed securities	3.5
Asset-backed securities	2.5

At least quarterly, we conduct a comprehensive security-level impairment assessment on all securities. If economic conditions, including home prices, were to deteriorate from current levels, and if market volatility and liquidity were to deteriorate from current levels, or if market interest rates were to increase or credit spreads were to widen appreciably, the valuation of our investment securities portfolio would likely be adversely affected and we could incur additional OTTI credit losses that would impact our Consolidated Income Statement. For those securities on our balance sheet at September 30, 2016, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities. The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower.

Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

Loans Held for Sale

Table 12: Loans Held For Sale

	September 30 2016	December 31 2015	Change
In millions			$	%
Commercial mortgages	$876	$668	$208	31%
Residential mortgages	1,129	850	279	33%
Other	48	22	26	118%
Total	$2,053	$1,540	$513	33%

Loans held for sale increased in the comparison as origination volumes exceeded loan sales during the first nine months of 2016 in both commercial and residential mortgages.

We sold $2.8 billion of commercial mortgage loans to agencies during the first nine months of 2016 compared to $3.0 billion during the first nine months of 2015. Total revenue of $51 million was recognized on the valuation and sale of commercial mortgage loans held for sale, net of hedges, during the first nine months of 2016, including $18 million in the third quarter. Comparable amounts for 2015 were $64 million and $13 million, respectively. These amounts are included in Other noninterest income on the Consolidated Income Statement.

Residential mortgage loan origination volume was $7.6 billion during the first nine months of 2016 compared to $8.2 billion in the same period in 2015. The majority of such loans were originated under agency or Federal Housing Administration (FHA) standards. We sold $4.8 billion of loans and recognized loan sales revenue of $262 million during the first nine months of 2016, of which $103 million occurred in the third quarter. The comparable amounts for 2015 were $6.2 billion and $278 million, respectively, including $75 million in the third quarter. These loan sales revenue amounts are included in Residential mortgage noninterest income on the Consolidated Income Statement.

Interest income on loans held for sale was $55 million during the first nine months of 2016, including $21 million in the third quarter. Comparable amounts for 2015 were $68 million and $22 million, respectively. These amounts are included in Other interest income on the Consolidated Income Statement.

Additional information regarding our loan sale and servicing activities is included in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 6 Fair Value in our Notes To Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Funding Sources

Table 13: Details Of Funding Sources

	September 30 2016	December 31 2015	Change
Dollars in millions			$	%
Deposits
Money market	$115,324	$118,079	$(2,755)	(2)%
Demand	92,282	90,038	2,244	2%
Savings	33,540	20,375	13,165	65%
Retail certificates of deposit	16,979	17,405	(426)	(2)%
Time deposits in foreign offices and other time deposits	1,770	3,105	(1,335)	(43)%
Total deposits	259,895	249,002	10,893	4%
Borrowed funds
Federal funds purchased and repurchase agreements	1,235	1,777	(542)	(31)%
FHLB borrowings	17,050	20,108	(3,058)	(15)%
Bank notes and senior debt	22,431	21,298	1,133	5%
Subordinated debt	8,708	8,556	152	2%
Other	2,117	2,793	(676)	(24)%
Total borrowed funds	51,541	54,532	(2,991)	(5)%
Total funding sources	$311,436	$303,534	$7,902	3%

12    The PNC Financial Services Group, Inc. – Form 10-Q

See the Liquidity Risk Management portion of the Risk Management section of this Financial Review for additional information regarding our 2016 capital and liquidity activities.

Total deposits increased in the comparison mainly due to growth in savings deposits reflecting in part a shift from money market deposits to relationship-based savings products. Interest-bearing deposits represented 68% of total deposits at both September 30, 2016 and December 31, 2015.

Total borrowed funds decreased in the comparison due to maturities of FHLB borrowings, partially offset by higher bank notes and senior debt.

Capital

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions, managing dividend policies and retaining earnings.

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

In the second quarter of 2016, we completed our common stock repurchase programs for the five quarter period that ended in June 2016 with total repurchases of 29.9 million common shares for $2.7 billion. These repurchases were included in our capital plan accepted by the Federal Reserve as part of our 2015 CCAR submission. Additionally, we paid $1.3 billion in common stock dividends for a total of $4.0 billion of capital returned to shareholders during this five quarter period.

In connection with the 2016 CCAR process, we submitted our capital plan as approved by PNC’s Board of Directors, to the Federal Reserve in April 2016. The Federal Reserve accepted the capital plan and did not object to our proposed capital actions. As provided for in the 2016 capital plan, PNC announced new share repurchase programs of up to $2.0 billion for the four-quarter period beginning in the third quarter of 2016, including repurchases of up to $200 million related to employee benefit plans. In the third quarter of 2016, we repurchased 5.9 million common shares for $.5 billion.

We paid dividends on common stock of $.3 billion, or 55 cents per common share, during the third quarter of 2016. On October 4, 2016, the PNC Board of Directors declared a quarterly common stock cash dividend of 55 cents per share payable on November 5, 2016. In July 2016, the Board of Directors raised the quarterly dividend on common stock to 55 cents per share, an increase of 4 cents per share, or 8%, effective with the August dividend.

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

Table 14: Shareholders’ Equity

	September 30 2016	December 31 2015	Change
Dollars in millions			$	%
Shareholders’ equity
Preferred stock (a)
Common stock	$2,709	$2,708	$1	–
Capital surplus – preferred stock	3,456	3,452	4	–
Capital surplus – common stock and other	12,703	12,745	(42)	–
Retained earnings	30,958	29,043	1,915	7%
Accumulated other comprehensive income	646	130	516	397%
Common stock held in treasury at cost	(4,765)	(3,368)	(1,397)	(41)%
Total shareholders’ equity	$45,707	$44,710	$997	2%
(a)	Par value less than $.5 million at each date.

The growth in total shareholders’ equity as of September 30, 2016 compared to December 31, 2015 was mainly due to an increase in retained earnings and higher accumulated other comprehensive income primarily related to net securities gains, partially offset by common share repurchases of $1.5 billion. The growth in retained earnings resulted from net income of $2.9 billion during the period, reduced by $1.0 billion of common and preferred dividends declared. Common shares outstanding were 488 million and 504 million at September 30, 2016, and December 31, 2015, respectively, reflecting repurchases of 17.9 million shares during the period.

The PNC Financial Services Group, Inc. – Form 10-Q    13

Table 15: Basel III Capital

	September 30, 2016
Dollars in millions	2016 Transitional Basel III (a)	Pro forma Fully Phased-In Basel III (Non-GAAP) (estimated) (b)(c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$10,646	$10,646
Retained earnings	30,958	30,958
Accumulated other comprehensive income for securities currently and previously held as available for sale	504	840
Accumulated other comprehensive income for pension and other postretirement plans	(323)	(538)
Goodwill, net of associated deferred tax liabilities	(8,830)	(8,830)
Other disallowed intangibles, net of deferred tax liabilities	(163)	(272)
Other adjustments/(deductions)	(177)	(180)
Total common equity Tier 1 capital before threshold deductions	32,615	32,624
Total threshold deductions	(731)	(1,218)
Common equity Tier 1 capital	31,884	31,406
Additional Tier 1 capital
Preferred stock plus related surplus	3,456	3,456
Noncontrolling interests (d)	418	45
Other adjustments/(deductions)	(86)	(111)
Tier 1 capital	35,672	34,796
Additional Tier 2 capital
Qualifying subordinated debt	3,929	3,755
Trust preferred capital securities	119	–
Allowance for loan and lease losses included in Tier 2 capital	2,929	2,929
Other (d)	6	11
Total Basel III capital	$42,655	$41,491
Risk-weighted assets
Basel III standardized approach risk-weighted assets (e)	$300,308	$308,665
Basel III advanced approaches risk-weighted assets (f)	N/A	$280,150
Average quarterly adjusted total assets	$352,860	$352,231
Supplementary leverage exposure (g)	$417,565	$416,937
Basel III risk-based capital and leverage ratios
Common equity Tier 1	10.6%	10.2	%(h)(i)
Tier 1	11.9%	11.3	%(h)(j)
Total	14.2%	13.4	%(h)(k)
Leverage (l)	10.1%	9.9%
Supplementary leverage ratio (m)	8.5%	8.3%
(a)	Calculated using the regulatory capital methodology applicable to PNC during 2016.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), as these ratios represent the regulatory capital standards that will ultimately be applicable to PNC under the final Basel III rules. Pro forma fully phased-in capital amounts, ratios and risk-weighted and leverage-related assets are estimates.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Primarily includes REIT Preferred Securities for transitional and pro forma fully phased-in.
(e)	Includes credit and market risk-weighted assets.
(f)	Basel III advanced approaches risk-weighted assets are estimated based on the Basel III advanced approaches rules, and include credit, market, and operational risk-weighted assets. During the parallel run qualification phase PNC has refined the data, models, and internal processes used as part of the advanced approaches for determining risk-weighted assets. We anticipate additional refinements to this estimate through the parallel run qualification phase.
(g)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.
(h)	Pro forma fully phased-in Basel III capital ratio based on Basel III standardized approach risk-weighted assets and rules.
(i)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio estimate is 11.2%. This capital ratio is calculated using pro forma fully phased-in Common equity Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.

14    The PNC Financial Services Group, Inc. – Form 10-Q

(j)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio estimate is 12.4%. This capital ratio is calculated using fully phased-in Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(k)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Total capital risk-based capital ratio estimate is 13.8%. This ratio is calculated using fully phased-in Total Basel III capital, which under the advanced approaches, Additional Tier 2 capital includes allowance for loan and lease losses in excess of Basel expected credit losses, if any, up to 0.6% of credit risk related risk-weighted assets, and dividing by estimated Basel III advanced approach risk-weighted assets.
(l)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.
(m)	Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank will be subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

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

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our September 30, 2016 capital levels were aligned with them.

At September 30, 2016, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Transitional Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital, and a Leverage ratio of at least 5%.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on PNC in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 19 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Form 10-K. See the Statistical Information (Unaudited) section of this Report for details on PNC’s December 31, 2015 and September 30, 2015 Transitional Basel III and Pro forma fully phased-in Basel III common equity tier 1 capital ratios.

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

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of September 30, 2016 and December 31, 2015, is included in Note 2 of this Report.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 16: Fair Value Measurements – Summary

	September 30, 2016		December 31, 2015
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$78,010	$7,929	$68,804	$8,606
Total assets at fair value as a percentage of consolidated assets	21%		19%
Level 3 assets as a percentage of total assets at fair value		10%		13%
Level 3 assets as a percentage of consolidated assets		2%		2%
Total liabilities	$6,040	$424	$4,892	$495
Total liabilities at fair value as a percentage of consolidated liabilities	2%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		7%		10%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Business segment results, including the basis of presentation of inter-segment revenues, and a description of each business are included in Note 14 Segment Reporting included in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report. Certain amounts included in this Business Segments Review differ from those amounts shown in Note 14, primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis.

Net interest income in business segment results reflects PNC’s internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.

16    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

(Unaudited)

Table 17: Retail Banking Table

Nine months ended September 30 Dollars in millions, except as noted			Change
	2016	2015	$	%
Income Statement
Net interest income	$3,351	$3,152	$199	6%
Noninterest income	1,628	1,652	(24)	(1)%
Total revenue	4,979	4,804	175	4%
Provision for credit losses	210	151	59	39%
Noninterest expense	3,509	3,558	(49)	(1)%
Pretax earnings	1,260	1,095	165	15%
Income taxes	462	401	61	15%
Earnings	$798	$694	$104	15%
Average Balance Sheet
Loans
Consumer
Home equity	$26,351	$27,810	$(1,459)	(5)%
Automobile	11,040	10,374	666	6%
Education	5,653	6,402	(749)	(12)%
Credit cards	4,818	4,476	342	8%
Other	1,800	1,886	(86)	(5)%
Total consumer	49,662	50,948	(1,286)	(3)%
Commercial and commercial real estate	12,268	12,744	(476)	(4)%
Residential mortgage	546	704	(158)	(22)%
Total loans	$62,476	$64,396	$(1,920)	(3)%
Total assets	$71,658	$73,430	$(1,772)	(2)%
Deposits
Noninterest-bearing demand	$26,895	$23,353	$3,542	15%
Interest-bearing demand	38,432	36,009	2,423	7%
Money market	47,230	54,775	(7,545)	(14)%
Savings	25,738	13,471	12,267	91%
Certificates of deposit	15,008	16,763	(1,755)	(10)%
Total deposits	$153,303	$144,371	$8,932	6%
Performance Ratios
Return on average assets	1.49%	1.26%
Noninterest income to total revenue	33%	34%
Efficiency	70%	74%
Supplemental Noninterest Income Information
Service charges on deposits	$474	$459	$15	3%
Brokerage	$222	$212	$10	5%
Consumer services	$792	$747	$45	6%
Other Information (a)
Customer-related statistics (average):
Non-teller deposit transactions (b)	49%	43%
Digital consumer customers (c)	57%	52%
Credit-related statistics:
Nonperforming assets (d)	$970	$1,092	$(122)	(11)%
Net charge-offs	$260	$251	$9	4%
Other statistics:
ATMs	9,045	8,996	49	1%
Branches (e)	2,600	2,645	(45)	(2)%
Universal branches (f)	475	355	120	34%
Brokerage account client assets (billions) (g)	$44	$42	$2	5%

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    17

(continued from previous page)

(a)	Presented as of September 30, except for customer-related statistics, which are averages for the nine months ended, and net charge-offs, which are for the nine months ended.
(b)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(c)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.
(d)	Includes nonperforming loans of $.9 billion at September 30, 2016 and $1.0 billion at September 30, 2015.
(e)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(f)	Included in total branches, represents branches operating under our Universal model.
(g)	Amounts include cash and money market balances.

Retail Banking earned $798 million in the first nine months of 2016 compared with $694 million for the first nine months of 2015. The increase in earnings was driven by higher net interest income and a decrease in noninterest expense, partially offset by increased provision for credit losses. Retail Banking continues to enhance the customer experience with refinements to product offerings that drive product value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products.

Retail Banking continued to focus on the strategic priority of transforming the customer experience through transaction migration, branch network transformation and multi-channel engagement and service strategies.

•	In the first nine months of 2016, approximately 57% of consumer customers used non-teller channels for the majority of their transactions compared with 52% for the same period in 2015.
•	Deposit transactions via ATM and mobile channels increased to 49% of total deposit transactions in the first nine months of 2016 compared with 43% for the same period in 2015.
•	PNC had a network of 2,600 branches and 9,045 ATMs at September 30, 2016. Approximately 18% of the branch network operates under the universal model.
•	Instant debit card issuance, which enables us to print a customer’s debit card in minutes, was available in 1,812 branches, or 70% of the branch network, as of September 30, 2016.

Net interest income increased in the comparison due to growth in deposit balances partially offset by lower loan balances and interest rate spread compression on the value of loans.

The decline in noninterest income compared to the prior year period reflected the impact of higher net gains on sales of Visa Class B common shares in the 2015 period, as the first nine months of 2016 reflected net gains of $52 million on sales of 1.35 million Visa shares compared with net gains of $124 million on the sale of 1.5 million shares for the same period in 2015. Net gains on Visa sales include derivative fair value adjustments related to swap agreements with purchasers of Visa shares in connection with all sales to date.

Excluding the impact of these Visa sales, noninterest income grew in the comparison, reflecting execution on our strategy to provide diverse product and service offerings, which contributed to higher consumer service fee income from payment-related products, specifically in debit card, credit card and merchant services, as well as increased brokerage fees.

The decline in noninterest expense in the comparison was due to a decrease in compensation expense, lower marketing expense and reduced branch network expenses as a result of network transformation and transaction migration to lower cost digital and ATM channels.

Provision for credit losses increased compared to the same period a year ago, reflecting slowing credit quality improvement.

18    The PNC Financial Services Group, Inc. – Form 10-Q

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market specific deposit growth strategies, and providing a source of low-cost funding and liquidity to PNC.

In the first nine months of 2016, average total deposits increased compared to the same period a year ago, driven by growth in savings deposits reflecting in part a shift from money market deposits to relationship-based savings products. Additionally, demand deposit categories increased, partially offset by a decline in certificates of deposit due to the net runoff of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy. The decrease in average total loans in the comparison was due to a decline in home equity and commercial loans, as well as runoff of certain portions of the portfolios, as more fully described below.

•

Average home equity loans decreased as pay-downs and payoffs on loans exceeded new originated volume. Retail Banking’s home equity loan portfolio is relationship based, with over 97% of the portfolio attributable to borrowers in our primary geographic footprint. The weighted-average updated FICO scores for this portfolio were 748 at September 30, 2016 and 752 at December 31, 2015.

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
•

In the first nine months of 2016, average loan balances for the remainder of the portfolio declined $993 million, or 11%, compared to the same period in 2015, driven by declines in the discontinued government guaranteed education, indirect other, and residential mortgage portfolios, which are primarily runoff portfolios.

Nonperforming assets decreased compared to September 30, 2015 driven by declines in both consumer and commercial nonperforming loans.

The PNC Financial Services Group, Inc. – Form 10-Q    19

Corporate & Institutional Banking

(Unaudited)

Table 18: Corporate & Institutional Banking Table

Nine months ended September 30 Dollars in millions, except as noted			Change
	2016	2015	$	%
Income Statement
Net interest income	$2,597	$2,613	$(16)	(1)%
Noninterest income	1,484	1,397	87	6%
Total revenue	4,081	4,010	71	2%
Provision for credit losses	188	83	105	127%
Noninterest expense	1,625	1,594	31	2%
Pretax earnings	2,268	2,333	(65)	(3)%
Income taxes	810	841	(31)	(4)%
Earnings	$1,458	$1,492	$(34)	(2)%
Average Balance Sheet
Loans held for sale	$835	$973	$(138)	(14)%
Loans
Commercial	$87,625	$85,304	$2,321	3%
Commercial real estate	26,395	22,536	3,859	17%
Equipment lease financing	6,843	6,965	(122)	(2)%
Total commercial lending	120,863	114,805	6,058	5%
Consumer	445	971	(526)	(54)%
Total loans	$121,308	$115,776	$5,532	5%
Total assets	$137,884	$131,678	$6,206	5%
Deposits
Noninterest-bearing demand	$45,712	$48,168	$(2,456)	(5)%
Money market	21,452	22,319	(867)	(4)%
Other	13,111	9,776	3,335	34%
Total deposits	$80,275	$80,263	$12	–
Performance Ratios
Return on average assets	1.41%	1.51%
Noninterest income to total revenue	36%	35%
Efficiency	40%	40%
Other Information
Commercial loan servicing portfolio (in billions) (a) (b)	$461	$441	$20	5%
Consolidated revenue from: (c)
Treasury Management (d)	$1,162	$999	$163	16%
Capital Markets (d)	$600	$592	$8	1%
Commercial mortgage banking activities
Commercial mortgage loans held for sale (e)	$77	$94	$(17)	(18)%
Commercial mortgage loan servicing income (f)	198	191	7	4%
Commercial mortgage servicing rights valuation, net of economic hedge (g)	22	25	(3)	(12)%
Total	$297	$310	$(13)	(4)%
Net carrying amount of commercial mortgage servicing rights (a)	$473	$505	$(32)	(6)%
Average Loans (by C&IB business)
Corporate Banking	$57,372	$58,108	$(736)	(1)%
Real Estate	36,235	30,621	5,614	18%
Business Credit	14,770	14,503	267	2%
Equipment Finance	11,094	10,956	138	1%
Other	1,837	1,588	249	16%
Total average loans	$121,308	$115,776	$5,532	5%
Credit-related statistics:
Nonperforming assets (a) (h)	$671	$484	$187	39%
Net charge-offs	$169	$6	$163	*

20    The PNC Financial Services Group, Inc. – Form 10-Q

* – Not meaningful.

(a)	As of September 30.
(b)	Represents loans serviced for PNC and others.
(c)	Represents consolidated PNC amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(d)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(e)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(f)	Includes net interest income and noninterest income (primarily in corporate services fees) from loan servicing net of reduction in commercial mortgage servicing rights due to time decay and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(g)	Amounts reported in corporate services revenue.
(h)	Includes nonperforming loans of $.6 billion at September 30, 2016 and $.4 billion at September 30, 2015.

Corporate & Institutional Banking earned $1.5 billion in the first nine months of both 2016 and 2015. Earnings decreased by $34 million primarily due to an increase in the provision for credit losses, partially offset by higher noninterest income. We continue to focus on building client relationships where the risk-return profile is attractive, including in the Southeast.

Net interest income decreased in the comparison, driven by continued interest rate spread compression on loans and lower purchase accounting accretion, which were mostly offset by the impact of higher average loans as well as interest rate spread expansion on deposits.

Higher noninterest income in the comparison was primarily due to an equity investment gain, an increase in gains on asset sales, higher capital markets-related revenue and higher treasury management fees. These increases were partially offset by lower noninterest income from commercial mortgage loan servicing and commercial mortgage loans held for sale activities.

Overall credit quality for the first nine months of 2016 remained relatively stable, except for deterioration of certain energy related loans, which was the primary driver for the increase in provision for credit losses, net charge-offs and nonperforming assets in the year over year comparisons. Increased provision for credit losses also reflected the impact of continued loan growth.

Noninterest expense increased in the comparison due to higher variable compensation and other costs associated with increased business activity and investments in technology and infrastructure, partially offset by our continued expense management.

Average loans increased in the comparison due to strong growth in Real Estate, partially offset by a decline in Corporate Banking:

•

PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Higher average loans for this business were primarily due to growth in commercial lending driven by higher term and REIT lending.

•

Corporate Banking provides lending, treasury management and capital markets-related products and services to midsized and large corporations, government and not-for-profit entities. Average loans for this business declined in the comparison, reflecting the impact of capital and liquidity management activities, partially offset by increased lending to large corporate clients.

•

PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased in the comparison due to new originations.

•

PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S. and Canada. Average loans, including commercial loans and finance leases, and operating leases were $11.8 billion in the first nine months of 2016, stable with the first nine months of 2015.

Average deposits increased nominally compared to the prior year period, as interest-bearing demand deposit growth was essentially offset by decreases in noninterest-bearing demand deposits and money market deposits.

Growth in the commercial loan servicing portfolio was driven by servicing additions from new and existing customers exceeding portfolio runoff.

The PNC Financial Services Group, Inc. – Form 10-Q    21

Product Revenue

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 18 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, comprised of fees and net interest income from customer deposit balances, increased in the comparison to the prior year period, driven by liquidity-related revenue.

Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. Revenue from capital markets-related products and services increased slightly in the comparison as higher merger and acquisition advisory fees and structuring fees on asset securitizations were mostly offset by lower revenue associated with credit valuations for customer-related derivative activities.

Revenue from commercial mortgage banking activities (including net interest income and noninterest income) includes those derived from commercial mortgage servicing and from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities decreased in the comparison due to lower revenue from commercial mortgage loans held for sale, partially offset by higher commercial mortgage loan servicing income.

22    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group

(Unaudited)

Table 19: Asset Management Group Table

Nine months ended September 30 Dollars in millions, except as noted			Change
	2016	2015	$	%
Income Statement
Net interest income	$227	$215	$12	6%
Noninterest income	636	658	(22)	(3)%
Total revenue	863	873	(10)	(1)%
Provision for credit losses	–	11	(11)	(100)%
Noninterest expense	618	636	(18)	(3)%
Pretax earnings	245	226	19	8%
Income taxes	90	83	7	8%
Earnings	$155	$143	$12	8%
Average Balance Sheet
Loans
Consumer	$5,493	$5,656	$(163)	(3)%
Commercial and commercial real estate	759	901	(142)	(16)%
Residential mortgage	1,032	899	133	15%
Total loans	$7,284	$7,456	$(172)	(2)%
Total assets	$7,743	$7,922	$(179)	(2)%
Deposits
Noninterest-bearing demand	$1,409	$1,207	$202	17%
Interest-bearing demand	4,069	4,126	(57)	(1)%
Money market	4,278	5,072	(794)	(16)%
Savings	2,032	193	1,839	953%
Other	275	279	(4)	(1)%
Total deposits	$12,063	$10,877	$1,186	11%
Performance Ratios
Return on average assets	2.68%	2.41%
Noninterest income to total revenue	74%	75%
Efficiency	72%	73%
Other Information
Nonperforming assets (a) (b)	$51	$52	$(1)	(2)%
Net charge-offs	$7	$14	$(7)	(50)%
Client Assets Under Administration (in billions) (a) (c) (d)
Discretionary client assets under management	$138	$132	$6	5%
Nondiscretionary client assets under administration	128	124	4	3%
Total	$266	$256	$10	4%
Discretionary client assets under management
Personal	$85	$84	$1	1%
Institutional	53	48	$5	10%
Total	$138	$132
Equity	$73	$70	$3	4%
Fixed Income	40	40	–	–
Liquidity/Other	25	22	$3	14%
Total	$138	$132
(a)	As of September 30.
(b)	Includes nonperforming loans of $45 million at September 30, 2016 and $48 million at September 30, 2015.
(c)	Excludes brokerage account client assets.
(d)	As a result of certain investment advisory services performed by one of our registered investment advisors, certain assets are reported as both discretionary client assets under management and nondiscretionary client assets under administration. The amount of such assets was approximately $9 billion at September 30, 2016 and $6 billion at September 30, 2015.

The PNC Financial Services Group, Inc. – Form 10-Q    23

Asset Management Group earned $155 million through the first nine months of 2016 compared with $143 million in the same period of 2015. Earnings for the first nine months of 2016 increased due to lower noninterest expense and a decline in the provision for credit losses, partially offset by decreased revenue.

The decrease in total revenue in the comparison was driven by lower noninterest income, partially offset by an increase in net interest income. The decline in noninterest income reflected the impact of a $30 million trust settlement in the second quarter of 2015, which was partially offset by net business growth.

Noninterest expense decreased in the first nine months of 2016 compared to the prior year period, primarily attributable to lower personnel expense. Asset Management Group remains focused on disciplined expense management as it makes strategic investments.

Asset Management Group’s growth strategy is focused on capturing more investable assets by delivering an enhanced client experience, and involves new client acquisition and expanding products and services based on our clients’ needs and investment objectives while leveraging our open architecture platform with a full array of investment products and banking solutions for all clients. Key considerations are maximizing front line productivity, a relationship-based focus with other line of business partners, and optimizing market presence in high opportunity markets.

Wealth Management and Hawthorn have nearly 100 offices operating in seven out of the ten most affluent states in the U.S. with a majority co-located with retail banking branches. The businesses provide customized investments, wealth planning, trust and estate administration and private banking solutions to affluent individuals and ultra-affluent families.

Institutional Asset Management provides advisory, custody, and retirement administration services to institutional clients such as corporations, unions, municipalities, non-profits, foundations, and endowments. The business also offers PNC proprietary mutual funds and investment strategies. Institutional Asset Management is strengthening its partnership with Corporate & Institutional Banking to drive growth and is focused on building retirement capabilities and expanding product solutions for all customers.

Asset Management Group’s discretionary client assets under management increased in the comparison to the prior year, primarily attributable to higher equity markets as of September 30, 2016 and net business growth.

24    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage Banking

(Unaudited)

Table 20: Residential Mortgage Banking Table

Nine months ended September 30			Change
Dollars in millions, except as noted	2016	2015	$	%
Income Statement
Net interest income	$81	$91	$(10)	(11)%
Noninterest income	450	488	(38)	(8)%
Total revenue	531	579	(48)	(8)%
Provision for credit losses	–	2	(2)	(100)%
Noninterest expense	458	510	(52)	(10)%
Pretax earnings	73	67	6	9%
Income taxes	27	24	3	13%
Earnings	$46	$43	$3	7%
Average Balance Sheet
Loans held for sale	$897	$1,160	$(263)	(23)%
Loans	$979	$1,175	$(196)	(17)%
Mortgage servicing rights (MSR)	$913	$967	$(54)	(6)%
Total assets	$6,078	$6,962	$(884)	(13)%
Total deposits	$2,685	$2,415	$270	11%
Performance Ratios
Return on average assets	1.01%	.83%
Noninterest income to total revenue	85%	84%
Efficiency	86%	88%
Supplemental Noninterest Income Information
Loan servicing revenue
Servicing fees	$171	$143	$28	20%
Mortgage servicing rights valuation, net of economic hedge (a)	$16	$70	$(54)	(77)%
Loan sales revenue	$262	$278	$(16)	(6)%
Residential Mortgage Servicing Portfolio (in billions) (b)
Serviced portfolio balance (c)	$126	$122	$4	3%
Portfolio acquisitions	$16	$24	$(8)	(33)%
MSR asset value (c)	$.8	$1.0	$(.2)	(20)%
MSR capitalization value (in basis points) (c)	65	79	(14)	(18)%
Other Information
Loan origination volume (in billions)	$7.6	$8.2	$(.6)	(7)%
Loan sale margin percentage	3.33%	3.43%
Percentage of originations represented by:
Purchase volume (d)	43%	46%
Refinance volume	57%	54%
Nonperforming assets (c) (e)	$57	$88	$(31)	(35)%
(a)	Consolidated PNC amounts, which include asset and liability management activities reported in the “Other” business segment, were $57 million and $83 million for the nine months ended September 30, 2016 and 2015, respectively.
(b)	Represents loans serviced for third parties.
(c)	As of September 30.
(d)	Mortgages with borrowers as part of residential real estate purchase transactions.
(e)	Includes nonperforming loans of $33 million at September 30, 2016 and $53 million at September 30, 2015.

The PNC Financial Services Group, Inc. – Form 10-Q    25

Residential Mortgage Banking earned $46 million in the first nine months of 2016 compared with earnings of $43 million in the first nine months of 2015, primarily driven by a decline in noninterest expense, which was mostly offset by lower noninterest income and net interest income.

The strategic focus of the business is the acquisition of new customers through a retail loan officer sales force with an emphasis on home purchase transactions, competing on the basis of superior service, and leveraging the bank footprint markets.

Residential Mortgage Banking overview:

•

Total loan originations declined 7% compared to the same period in 2015. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines. Refinancings were 57% of originations in the first nine months of 2016 and 54% in the first nine months of 2015.

•	The decline in net interest income was driven by the decrease in loan originations and lower balances of portfolio loans held for investment.

•

Noninterest income declined in the comparison, as increased servicing fee income was more than offset by lower benefit from residential mortgage servicing rights valuation, net of economic hedge, and decreased loan sales revenue.

•	Noninterest expense declined primarily as a result of lower residential mortgage foreclosure-related expenses, including reserve releases of $24 million, as well as lower servicing costs.

BlackRock

(Unaudited)

Table 21: BlackRock Table

Information related to our equity investment in BlackRock follows:

Nine months ended September 30 Dollars in millions	2016	2015
Business segment earnings (a)	$390	$407
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes PNC’s share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by PNC.
(b)	At September 30.

In billions	September 30 2016	December 31 2015
Carrying value of PNC’s investment in BlackRock (c)	$6.9	$6.7
Market value of PNC’s investment in BlackRock (d)	12.8	12.0
(c)	PNC accounts for its investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.2 billion at both September 30, 2016 and December 31, 2015. Our voting interest in BlackRock common stock was approximately 21% at September 30, 2016.
(d)	Does not include liquidity discount.

In addition to our investment in BlackRock reflected in Table 21, at September 30, 2016, we held approximately 0.8 million shares of BlackRock Series C Preferred Stock valued at $221 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs. We account for the BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet in the caption Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 6 Fair Value in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report and in Note 7 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Form 10-K.

Our 2015 Form 10-K includes additional information about our investment in BlackRock.

26    The PNC Financial Services Group, Inc. – Form 10-Q

Non-Strategic Assets Portfolio

(Unaudited)

Table 22: Non-Strategic Assets Portfolio Table

Nine months ended September 30			Change
Dollars in millions	2016	2015	$	%
Income Statement
Net interest income	$220	$302	$(82)	(27)%
Noninterest income	35	34	1	3%
Total revenue	255	336	(81)	(24)%
Provision for credit losses (benefit)	(16)	(61)	45	74%
Noninterest expense	57	73	(16)	(22)%
Pretax earnings	214	324	(110)	(34)%
Income taxes	79	119	(40)	(34)%
Earnings	$135	$205	$(70)	(34)%
Average Balance Sheet
Loans
Commercial lending	$702	$742	$(40)	(5)%
Consumer lending
Home equity	2,015	2,859	(844)	(30)%
Residential real estate	3,125	3,981	(856)	(22)%
Total consumer lending	5,140	6,840	(1,700)	(25)%
Total loans	5,842	7,582	(1,740)	(23)%
Other assets (a)	(262)	(702)	440	63%
Total assets	$5,580	$6,880	$(1,300)	(19)%
Performance Ratios
Return on average assets	3.23%	3.98%
Noninterest income to total revenue	14%	10%
Efficiency	22%	22%
Other Information
Nonperforming assets (b) (c)	$433	$571	$(138)	(24)%
Purchased impaired loans (b) (d)	$2,512	$3,411	$(899)	(26)%
Net charge-offs (recoveries)	$–	$(8)	$8	100%
Loans (b)
Commercial lending	$693	$731	$(38)	(5)%
Consumer lending
Home equity	1,826	2,586	(760)	(29)%
Residential real estate	2,933	3,625	(692)	(19)%
Total consumer lending	4,759	6,211	(1,452)	(23)%
Total loans	$5,452	$6,942	$(1,490)	(21)%
(a)	Other assets were negative in both periods due to the ALLL.
(b)	As of September 30.
(c)	Includes nonperforming loans of $.4 billion at September 30, 2016 and $.5 billion at September 30, 2015.
(d)	Recorded investment of purchased impaired loans related to acquisitions. This segment contained 82% of PNC’s purchased impaired loans at both September 30, 2016 and September 30, 2015.

This business segment consists of non-strategic assets primarily obtained through acquisitions of other companies. The business activity of this segment is to manage the liquidation of the portfolios while maximizing the value and mitigating risk.

Non-Strategic Assets Portfolio earned $135 million in the first nine months of 2016 compared with $205 million in the first nine months of 2015. Earnings decreased primarily due to a declining loan portfolio and lower benefit from provision for credit losses in 2016.

The PNC Financial Services Group, Inc. – Form 10-Q    27

Non-Strategic Assets Portfolio overview:

•	Lower net interest income resulted from lower purchase accounting accretion and the impact of the declining average balance of the loan portfolio.
•	The reduced benefit from provision for credit losses was driven by higher releases of reserves in 2015.
•	Noninterest expense declined in the comparison, driven by lower costs of managing and servicing the loan portfolios as the portfolio continues to decline.
•

Average portfolio loans decreased due to customer payment activity and portfolio management activities to reduce under-performing assets. The decrease also reflects the impact of our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.

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

The requirements within ASU 2014-09 and its subsequent amendments should be applied retrospectively to each prior period presented (with several practical expedients for certain completed contracts) or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application (i.e., modified retrospective application). We plan to adopt the ASU consistent with the deferred mandatory effective date using the modified retrospective approach. Based on our evaluation to date, we do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or our consolidated financial position.

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

28    The PNC Financial Services Group, Inc. – Form 10-Q

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

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides guidance on eight specific issues related to classification within the statement of cash flows with the objective of reducing existing diversity in practice. The specific issues cover cash payments for debt prepayment or debt extinguishment costs; cash outflows for settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant; contingent consideration payments that are not made soon after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests received in securitization transactions; and clarifies that when no specific GAAP guidance exists and the source of the cash flows are not separately identifiable, then the predominant source of cash flows should be used to determine the classification for the item. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We are currently evaluating the impact of adopting this standard.

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

The following information updates our 2015 Form 10-K risk management disclosures.

The PNC Financial Services Group, Inc. – Form 10-Q    29

Credit Risk Management

See the Credit Risk Management portion of the Risk Management section in our 2015 Form 10-K for additional discussion regarding credit risk.

Asset Quality Overview

Asset quality trends remained relatively stable during the first nine months of 2016.

•

Provision for credit losses for the third quarter of 2016 increased modestly to $87 million compared to $81 million for the third quarter of 2015. For the nine months ended September 30, 2016, provision for credit losses increased to $366 million compared with $181 million for the nine months ended September 30, 2015. During the first nine months of 2016, the provision included $130 million for energy related loans in the oil, gas, and coal sectors compared to $86 million for the first nine months of 2015. The increase in provision also reflected slowing credit quality improvement in the commercial and consumer lending portfolios and the impact of continued loan growth.

•

Nonperforming assets at September 30, 2016 decreased $50 million compared with December 31, 2015 due to declining home equity and residential real estate nonperforming loans, and lower other real estate owned (OREO) and foreclosed assets, partially offset by higher nonperforming commercial loans driven by energy related loans. Nonperforming assets were 0.64% of total assets at September 30, 2016 compared with 0.68% at December 31, 2015.

•	Overall loan delinquencies totaled $1.5 billion at September 30, 2016, a decrease of $184 million, or 11%, from year-end 2015. The reduction was due in large part to a decrease in accruing government insured residential real estate and education past due loans of $117 million.
•

Net charge-offs for the third quarter of 2016 increased to $154 million compared to $96 million for the third quarter of 2015. For the nine months ended September 30, 2016, net charge-offs increased to $437 million compared with $266 million for the nine months ended September 30, 2015. Increases were driven by higher commercial loan net charge-offs.

•	The level of ALLL decreased to $2.6 billion at September 30, 2016 from $2.7 billion at December 31, 2015.

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets, including OREO and Foreclosed Assets

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in our 2015 Form 10-K. A summary of the major categories of nonperforming assets are presented in Table 23. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in this Report for further detail of nonperforming asset categories.

Table 23: Nonperforming Assets By Type

Dollars in millions	September 30 2016	December 31 2015	Change
			$	%
Nonperforming loans
Commercial lending	$691	$545	$146	27%
Consumer lending (a)	1,455	1,581	(126)	(8)%
Total nonperforming loans (b) (c)	2,146	2,126	20	1%
OREO and foreclosed assets	229	299	(70)	(23)%
Total nonperforming assets	$2,375	$2,425	$(50)	(2)%
Amount of TDRs included in nonperforming loans	$1,177	$1,119	$58	5%
Percentage of total nonperforming loans	55%	53%
Nonperforming loans to total loans	1.02%	1.03%
Nonperforming assets to total loans, OREO and foreclosed assets	1.13%	1.17%
Nonperforming assets to total assets	.64%	.68%
Allowance for loan and lease losses to total nonperforming loans	122%	128%
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.4 billion and $.6 billion at September 30, 2016 and December 31, 2015, respectively. Both periods included $.3 billion of loans that are government insured/guaranteed.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Table 24: Change in Nonperforming Assets

In millions	2016	2015
January 1	$2,425	$2,880
New nonperforming assets	1,317	1,089
Charge-offs and valuation adjustments	(472)	(367)
Principal activity, including paydowns and payoffs	(418)	(544)
Asset sales and transfers to loans held for sale	(279)	(296)
Returned to performing status	(198)	(272)
September 30	$2,375	$2,490

As of September 30, 2016, approximately 84% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of September 30, 2016, commercial lending nonperforming loans were carried at approximately 66% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL.

Within consumer nonperforming loans, residential real estate TDRs comprise 72% of total residential real estate nonperforming loans at September 30, 2016, up from 68% at December 31, 2015. Home equity TDRs comprise 53% of home equity nonperforming loans at September 30, 2016, up from 51% at December 31, 2015. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At September 30, 2016, our largest nonperforming asset was $50 million in the Mining, Quarrying, Oil and Gas Extraction Industry and our average nonperforming loan associated with commercial lending was less than $1 million. The ten largest individual nonperforming assets are from the commercial lending portfolio and represented 44% and 13% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of September 30, 2016.

Table 25: OREO and Foreclosed Assets

	September 30 2016	December 31 2015	Change
In millions			$	%
Other real estate owned (OREO):
Residential properties	$116	$146	$(30)	(21)%
Residential development properties	23	31	(8)	(26)%
Commercial properties	78	102	(24)	(24)%
Total OREO	217	279	(62)	(22)%
Foreclosed and other assets	12	20	(8)	(40)%
Total OREO and foreclosed assets	$229	$299	$(70)	(23)%

Total OREO and foreclosed assets were 10% of total nonperforming assets at September 30, 2016, compared to 12% at December 31, 2015. As of September 30, 2016, 61% of our OREO and foreclosed assets were comprised of residential related properties, compared to 59% at December 31, 2015.

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

The PNC Financial Services Group, Inc. – Form 10-Q    31

Table 26: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	September 30 2016	December 31 2015	Change		September 30 2016	December 31 2015
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$454	$511	$(57)	(11)%	.22%	.25%
Accruing loans past due 60 to 89 days	236	248	(12)	(5)%	.11%	.12%
Total	690	759	(69)	(9)%	.33%	.37%
Late stage loan delinquencies
Accruing loans past due 90 days or more	766	881	(115)	(13)%	.36%	.43%
Total	$1,456	$1,640	$(184)	(11)%	.69%	.80%
(a)	Past due loan amounts at September 30, 2016 include government insured or guaranteed loans of $.2 billion, $.1 billion, and $.7 billion for accruing loans past due 30 to 59 days, past due 60 to 89 days, and past due 90 days or more, respectively. The comparative amounts as of December 31, 2015 were $.2 billion, $.1 billion, and $.8 billion, respectively.

Total early stage loan delinquencies (accruing loans past due 30 to 89 days) decreased at September 30, 2016 compared to December 31, 2015 due primarily to reductions in consumer early stage delinquencies.

Accruing loans past due 90 days or more decreased at September 30, 2016 compared to December 31, 2015 driven by declines in government insured residential real estate and other consumer loans. Accruing loans past due 90 days or more are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

On a regular basis our Special Asset Committee closely monitors loans, primarily commercial loans, that are not included in the nonperforming or accruing past due categories and for which we are uncertain about the borrower’s ability to comply with existing repayment terms. These loans totaled $.3 billion and $.1 billion at September 30, 2016 and December 31, 2015, respectively.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $30.4 billion as of September 30, 2016, or 14% of the total loan portfolio. Of that total, $18.0 billion, or 59%, were outstanding under primarily variable-rate home equity lines of credit and $12.4 billion, or 41%, consisted of closed-end home equity installment loans. Approximately 4% of the home equity portfolio was purchased impaired and 3% of the home equity portfolio was on nonperforming status as of September 30, 2016.

As of September 30, 2016, we were in an originated first lien position for approximately 54% of the total outstanding portfolio and, where originated as a second lien, we held or serviced the first lien position for an additional 3% of the portfolio. The remaining 43% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay either interest only or principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with the borrower’s ability to satisfy the loan terms upon the draw period ending is considered in establishing our ALLL. Based upon outstanding balances at September 30, 2016, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 27: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2016	$223	$72
2017	1,813	473
2018	830	660
2019	575	508
2020	461	457
2021 and thereafter	2,927	6,134
Total (a) (b)	$6,829	$8,304
(a)	Includes all home equity lines of credit that mature in the remainder 2016 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges of $9 million, $39 million, $28 million, $21 million, $73 million and $427 million with draw periods scheduled to end in the remainder of 2016, 2017, 2018, 2019, 2020 and 2021 and thereafter, respectively.

32    The PNC Financial Services Group, Inc. – Form 10-Q

Based upon outstanding balances, and excluding purchased impaired loans, at September 30, 2016, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 5% were 90 days or more past due, which are accounted for as nonperforming. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

See the Credit Risk Management portion of the Risk Management section in our 2015 Form 10-K for more information on our home equity loan portfolio. See also Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Part I, Item 1 of this Report.

Auto Loan Portfolio

The auto loan portfolio totaled $11.9 billion as of September 30, 2016, or 6% of our total loan portfolio. Of that total, $10.4 billion resides in the indirect auto portfolio, $1.2 billion in the direct auto portfolio, and $.3 billion in acquired or securitized portfolios, which has been declining as no pools have been recently acquired. Indirect auto loan applications are generated from franchised automobile dealers. This business is strategically aligned with our core retail business.

We have elected not to pursue non-prime auto lending as evidenced by an average new loan origination FICO score over the last twelve months of 760 for indirect auto loans and 776 for direct auto loans. As of September 30, 2016, .3% of our auto loan portfolio was nonperforming and .4% of the portfolio was accruing past due. We offer both new and used automobile financing to customers through our various channels. The portfolio was composed of 58% new vehicle loans and 42% used vehicle loans at September 30, 2016.

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

Energy Related Loan Portfolio

Our portfolio of loans outstanding in the oil and gas industry totaled $2.5 billion as of September 30, 2016, or 1% of our total loan portfolio and 2% of our total commercial lending portfolio. This portfolio comprised approximately $1.0 billion in the midstream and downstream sectors, $.9 billion to oil services companies and $.6 billion to upstream sectors. Of the oil services portfolio, approximately $.2 billion is not asset-

based or investment grade. Nonperforming loans in the oil and gas sector as of September 30, 2016 totaled $197 million, or 8% of total nonperforming assets.

Our portfolio of loans outstanding in the coal industry totaled $.5 billion as of September 30, 2016, or less than 1% of both our total loan portfolio and our total commercial lending portfolio. Nonperforming loans in the coal industry as of September 30, 2016 totaled $63 million, or 3% of total nonperforming assets.

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

A temporary modification, with a term between three and 24 months, involves a change in original loan terms for a period of time and reverts to a calculated exit rate for the remaining term of the loan as of a specific date. A permanent modification, with a term greater than 24 months, is a modification in which the terms of the original loan are changed. Permanent modification programs, including both government-created Home Affordable Modification Program (HAMP) and PNC-developed modification programs, generally result in principal forgiveness, interest rate reduction, term extension, capitalization of past due amounts, interest-only period or deferral of principal.

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our borrowers’ and servicing customers’ needs while mitigating credit losses. Table 28 provides the number of accounts and unpaid principal balance of modified consumer real estate related loans at the end of each year presented.

The PNC Financial Services Group, Inc. – Form 10-Q    33

Table 28: Consumer Real Estate Related Loan Modifications

	September 30, 2016		December 31, 2015
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Temporary modifications (a)	3,672	$273	4,469	$337
Permanent modifications
Home equity	15,543	1,108	15,268	1,088
Residential real estate	8,410	1,615	8,787	1,721
Total permanent modifications	23,953	2,723	24,055	2,809
Total consumer real estate related loan modifications	27,625	$2,996	28,524	$3,146
(a)	All temporary modifications are home equity loans.

In addition to temporary loan modifications, we may make a payment plan or a HAMP trial payment period available to a borrower. Under a payment plan or a HAMP trial payment period, there is no change to the loan’s contractual terms so the borrower remains legally responsible for payment of the loan under its original terms.

Payment plans may include extensions, re-ages and/or forbearance plans. All payment plans bring an account current once certain requirements are achieved and are primarily intended to demonstrate a borrower’s renewed willingness and ability to repay. Due to the short term nature of the payment plan, there is a minimal impact to the ALLL.

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

We have established certain commercial loan modification and payment programs for small business loans, Small Business Administration loans, and investment real estate loans. As of September 30, 2016 and December 31, 2015, the loan balances covered under these modification and payment plan programs, including those determined to be TDRs, were not significant.

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from court imposed concessions (e.g. a Chapter 7 bankruptcy where the debtor is discharged from personal liability to PNC and a court approved Chapter 13 bankruptcy repayment plan).

TDRs totaled $2.4 billion at September 30, 2016, an increase of $8 million during the first nine months of 2016. Excluded from TDRs are $1.1 billion and $1.2 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at September 30, 2016 and December 31, 2015, respectively. Nonperforming TDRs represented approximately 55% and 53% of total nonperforming loans, and 50% and 48% of total TDRs at September 30, 2016 and December 31, 2015, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual accounting after performing under the restructured terms for at least six consecutive months.

34    The PNC Financial Services Group, Inc. – Form 10-Q

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

Table 29: Loan Charge-Offs And Recoveries

Nine months ended September 30 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (annualized)
2016
Commercial	$271	$87	$184	.25%
Commercial real estate	22	37	(15)	(.07)%
Equipment lease financing	4	9	(5)	(.09)%
Home equity	115	63	52	.22%
Residential real estate	11	7	4	.04%
Credit card	122	14	108	2.99%
Other consumer	147	38	109	.67%
Total	$692	$255	$437	.28%
2015
Commercial	$145	$139	$6	.01%
Commercial real estate	29	46	(17)	(.09)%
Equipment lease financing	2	3	(1)	(.02)%
Home equity	139	69	70	.28%
Residential real estate	17	10	7	.07%
Credit card	121	16	105	3.13%
Other consumer	136	40	96	.58%
Total	$589	$323	$266	.17%

Net charge-offs increased by $171 million, or 64%, in the first nine months of 2016 compared to the first nine months of 2015 due to higher commercial loan net charge-offs. Total net charge-offs exclude write-offs and recoveries related to purchased impaired loans.

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.6 billion at September 30, 2016 consisted of $1.5 billion and $1.1 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.

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

Our commercial pool reserve methodology is sensitive to changes in key risk parameters such as PD and LGD. The results of these parameters are then applied to the loan balance and unfunded loan commitments and letters of credit to determine the amount of the respective reserves. The majority of the commercial portfolio is secured by collateral, including loans to asset-based lending customers, which generally demonstrate lower LGD compared to loans not secured by collateral. Our PDs and LGDs are primarily determined using internal commercial loan loss data. This internal data is supplemented with third-party data and management judgment, as deemed necessary. We continue to evaluate and enhance our use of internal commercial loan data and will periodically refine our PDs and LGDs as well as consider regulatory guidance and management judgment.

Allocations to non-impaired consumer loan classes are primarily based upon a roll-rate model which uses statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off.

The PNC Financial Services Group, Inc. – Form 10-Q    35

A portion of the ALLL is related to qualitative and measurement factors. These factors may include, but are not limited to, the following:

•	Industry concentrations and conditions,
•	Recent credit quality trends,
•	Recent loss experience in particular portfolios,
•	Recent macro-economic factors,
•	Model imprecision,
•	Changes in lending policies and procedures,
•	Timing of available information, including the performance of first lien positions, and
•	Limitations of available historical data.

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At September 30, 2016, we had reserves of $.3 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition.

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

Table 30: Allowance for Loan and Lease Losses

Dollars in millions	2016	2015
January 1	$2,727	$3,331
Total net charge-offs	(437)	(266)
Provision for credit losses	366	181
Net change in allowance for unfunded loan commitments and letters of credit	(49)	(7)
Net recoveries of purchased impaired loans and other	12	(2)
September 30	$2,619	$3,237
Net charge-offs to average loans (for the nine months ended) (annualized)	.28%	.17%
Total allowance for loan and lease losses to total loans (a)	1.24%	1.58%
Commercial lending (net charge-offs) / recoveries	$(164)	$12
Consumer lending net charge-offs	(273)	(278)
Total net charge-offs	$(437)	$(266)
Net charge-offs / (recoveries) to average loans (for the nine months ended) (annualized)
Commercial lending	.16%	(.01)%
Consumer lending	.50%	.50%
(a)	See Note 1 Accounting Policies in our 2015 Form 10-K for information on our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.

The provision for credit losses increased to $366 million for the first nine months of 2016 compared to $181 million for the first nine months of 2015, primarily driven by energy related exposure, slowing credit quality improvement and the impact of continued loan growth.

At September 30, 2016, total ALLL to total nonperforming loans was 122%. The comparable amount for December 31, 2015 was 128%. These ratios are 91% and 98%, respectively, when excluding the $.7 billion and $.6 billion of ALLL at September 30, 2016 and December 31, 2015, respectively, allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded consumer loans and lines of credit not secured by real estate as they are charged off after 120 to 180 days past due and not placed on nonperforming status. Additionally, we have excluded purchased impaired loans as they are considered performing regardless of their delinquency status as interest is accreted in accordance with ASC 310-30 based on the recorded investment balance. See Table 23 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first nine months of 2016, overall credit quality remained relatively stable offsetting impacts from certain energy related loans, which resulted in a slight ALLL balance decline of $.1 billion, or 4% to $2.6 billion as of September 30, 2016 compared to December 31, 2015.

36    The PNC Financial Services Group, Inc. – Form 10-Q

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

One of the ways PNC monitors its liquidity is by reference to the Liquidity Coverage Ratio (LCR), a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. The minimum LCR that PNC and PNC Bank are required to maintain is 90% in 2016. Between January 1, 2016 and June 30, 2016, PNC and PNC Bank were required to calculate the LCR on a month-end basis. Effective July 1, 2016, PNC and PNC Bank began calculating the LCR on a daily basis. As of September 30, 2016, the LCR for PNC and PNC Bank exceeded the 2017 fully phased-in requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on PNC in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2015 Form 10-K.

Bank Level Liquidity – Uses

At the bank level, primary contractual obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. As of September 30, 2016, there were approximately $10.5 billion of bank borrowings with contractual maturities of less than one year, including $1.1 billion in borrowings from an affiliate. We also maintain adequate bank liquidity to meet future potential loan demand and provide for other business needs, as necessary.

Bank Level Liquidity – Sources

Our largest source of bank liquidity on a consolidated basis is the deposit base generated by our retail and commercial banking businesses. Total deposits increased to $259.9 billion at September 30, 2016 from $249.0 billion at December 31, 2015, driven by growth in savings deposits and demand deposits, partially offset by a decline in money market deposits and time deposits in foreign offices and other time deposits. Assets determined by PNC to be liquid (liquid assets) and unused borrowing capacity from a number of sources are also available to maintain our liquidity position. Borrowed funds come from a diverse mix of short-term and long-term funding sources.

At September 30, 2016, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $30.4 billion and securities available for sale totaling $61.9 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Of our total liquid assets of $92.3 billion, we had $3.5 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition to the liquid assets we pledged, $6.5 billion of securities held to maturity were also pledged as collateral for these purposes.

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

Under PNC Bank’s 2014 bank note program, dated January 16, 2014 and amended May 22, 2015 and May 27, 2016, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount at any one time outstanding of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. The $40.0 billion of notes includes notes issued by PNC Bank under the 2004 bank note program and those notes PNC Bank has assumed through the acquisition of other banks, in each case for so long as such notes remain outstanding. The terms of the 2014 bank note program, as amended, do not affect any of the bank notes issued prior to January 16, 2014. At September 30, 2016, PNC Bank had $24.9 billion of notes outstanding under this program of which $18.7 billion was senior bank notes and $6.2 billion was subordinated bank notes. The following table details all issuances during 2016:

The PNC Financial Services Group, Inc. – Form 10-Q    37

Table 31: PNC Bank Notes Issued During 2016

Issuance Date	Amount	Description of Issuance
March 4, 2016	$1.0 billion	Senior notes with a maturity date of March 4, 2019. Interest is payable semi-annually at a fixed rate of 1.950% on March 4 and September 4 of each year, beginning September 4, 2016.
April 29, 2016	$600 million	Senior notes with a maturity date of June 1, 2025. Interest is payable semi-annually at a fixed rate of 3.250% on June 1 and December 1 of each year, beginning June 1, 2016.
April 29, 2016	$1.25 billion	Senior notes with a maturity date of April 29, 2021. Interest is payable semi-annually at a fixed rate of 2.150% on April 29 and October 29 of each year, beginning October 29, 2016.
July 29, 2016	$1.0 billion	Senior notes with a maturity date of July 29, 2019. Interest is payable semi-annually at a fixed rate of 1.450% on January 29 and July 29 of each year, beginning January 29, 2017.

Total senior and subordinated debt of PNC Bank increased to $26.7 billion at September 30, 2016 from $25.5 billion at December 31, 2015 due to the following activity in the period.

Table 32: PNC Bank Senior and Subordinated Debt

In billions	2016
January 1	$25.5
Issuances	3.9
Calls and maturities	(3.0)
Other	.3
September 30	$26.7

PNC Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At September 30, 2016, our unused secured borrowing capacity was $26.8 billion with the FHLB-Pittsburgh. Total FHLB borrowings decreased to $17.1 billion at September 30, 2016 from $20.1 billion at December 31, 2015 due to the following activity in the period.

Table 33: FHLB Borrowings

In billions	2016
January 1	$20.1
Issuances	4.5
Calls and maturities	(7.5)
September 30	$17.1

The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank to secure certain public deposits. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank. At September 30, 2016, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $4.7 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of September 30, 2016, there were no issuances outstanding under this program.

PNC Bank can also borrow from the Federal Reserve Bank discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At September 30, 2016, our unused secured borrowing capacity was $17.2 billion with the Federal Reserve Bank.

Parent Company Liquidity

As of September 30, 2016, available parent company liquidity totaled $3.3 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

Parent Company Liquidity – Uses

The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. As of September 30, 2016, there were approximately $.6 billion of parent company borrowings with contractual maturities of less than one year. Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to PNC shareholders, share repurchases, and acquisitions.

See the Capital portion of the Consolidated Balance Sheet Review section of this Financial Review for information on our 2016 capital plan that was accepted by the Federal Reserve. Our capital plan included a recommendation to

38    The PNC Financial Services Group, Inc. – Form 10-Q

increase the quarterly common stock dividend in the third quarter of 2016 and also included share repurchase programs of up to $2.0 billion for the four-quarter period beginning in the third quarter of 2016. More information on our share repurchase programs, including detail on our third quarter repurchase of 5.9 million common shares for $.5 billion, is included in the Capital portion of the Consolidated Balance Sheet Review in this Financial Review.

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

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.5 billion at September 30, 2016. See Note 19 Regulatory Matters in our 2015 Form 10-K for a further discussion of these limitations. We provide additional information on certain contractual restrictions in Note 16 Equity in our 2015 Form 10-K.

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

Total parent company senior and subordinated debt and hybrid capital instruments decreased to $6.4 billion at September 30,

2016 from $7.5 billion at December 31, 2015 due to the following activity in the period.

See Note 15 Subsequent Events in the Notes to Consolidated Financial Statements of this Report for information on the issuance of depository shares, each representing a 1/100th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S.

Table 34: Parent Company Senior and Subordinated Debt and Hybrid Capital Instruments

In billions	2016
January 1	$7.5
Calls and Maturities	(1.2)
Other	.1
September 30	$6.4

The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of September 30, 2016, there were no issuances outstanding under this program.

Status of Credit Ratings

The cost and availability of short-term and long-term funding, as well as collateral requirements for certain derivative instruments, is influenced by PNC’s credit ratings. See the Liquidity Risk Management portion of the Risk Management section in our 2015 Form 10-K for more information on credit ratings.

Table 35: Credit Ratings as of September 30, 2016 for PNC and PNC Bank

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

The PNC Financial Services Group, Inc. – Form 10-Q    39

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

Sensitivity results and market interest rate benchmarks for the third quarters of 2016 and 2015 follow:

Table 36: Interest Sensitivity Analysis

	Third Quarter 2016	Third Quarter 2015
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	3.0%	2.7%
100 basis point decrease	(3.9)%	(.7)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	6.1%	6.4%
100 basis point decrease	(8.3)%	(5.3)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(6.5)	(5.2)
Key Period-End Interest Rates
One-month LIBOR	.53%	.19%
Three-year swap	1.07%	.98%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 37 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) Yield Curve Slope Flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 37: Net Interest Income Sensitivity to Alternative Rate Scenarios (Third Quarter 2016)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	2.6%	3.1%	(3.1)%
Second year sensitivity	6.7%	3.6%	(8.6)%

40    The PNC Financial Services Group, Inc. – Form 10-Q

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 36 and 37 above. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates. We also consider forward projections of purchase accounting accretion when forecasting net interest income.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Table 38: Alternate Interest Rate Scenarios: One Year Forward

The third quarter 2016 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first nine months of 2016 and 2015 were within our acceptable limits.

See the Market Risk Management – Customer-Related Trading Risk section of our 2015 Form 10-K for more information on the models and backtesting.

Customer related trading revenue was $140 million for the first nine months of 2016 compared with $155 million for the first nine months of 2015. This decrease was primarily due to changes in credit valuations for customer-related derivatives.

Customer related trading revenue was $51 million for the third quarter of 2016 compared with $53 million for the third quarter of 2015. This decrease was primarily due to reduced client related foreign exchange results.

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

The PNC Financial Services Group, Inc. – Form 10-Q    41

A summary of our equity investments follows:

Table 39: Equity Investments Summary

	September 30 2016	December 31 2015	Change
In millions			$	%
BlackRock	$6,805	$6,626	$179	3%
Tax credit investments	2,141	2,254	(113)	(5)%
Private equity	1,340	1,441	(101)	(7)%
Visa	2	31	(29)	(94)%
Other	317	235	82	35%
Total	$10,605	$10,587	$18	0%

BlackRock

PNC owned approximately 35 million common stock equivalent shares of BlackRock equity at September 30, 2016, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are direct tax credit investments and equity investments held by consolidated partnerships. These equity investment balances include unfunded commitments totaling $719 million and $669 million at September 30, 2016 and December 31, 2015, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Form 10-K has further information on Tax Credit Investments.

Private Equity

The private equity portfolio is an illiquid portfolio comprised of mezzanine and equity investments that vary by industry, stage and type of investment and are carried at estimated fair value. As of September 30, 2016, $1.1 billion was invested directly in a variety of companies and $.3 billion was invested indirectly through various private equity funds. Included in direct investments are investment activities of two private equity funds that are consolidated for financial reporting purposes. The interests held in indirect private equity funds are not redeemable, but PNC may receive distributions over the life of the partnership from liquidation of the underlying investments. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors included in our 2015 Form 10-K for discussions of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and sponsorship of private funds covered by the Volcker Rule.

Our unfunded commitments related to private equity totaled $128 million at September 30, 2016 and $126 million at December 31, 2015.

Visa

Our 2015 Form 10-K includes information regarding the October 2007 Visa restructuring, our involvement with judgment and loss sharing agreements with Visa and certain other banks, the status of pending interchange litigation, the sales of portions of our Visa Class B common shares and the related swap agreements with the purchaser. See Note 12 Legal Proceedings in our Second Quarter 2016 Form 10-Q for more detail on the status of the pending interchange litigation.

During the first nine months of 2016, we sold 1.35 million Visa Class B common shares, in addition to the 18.5 million shares sold in previous years. We have entered into swap agreements with the purchasers of the shares as part of these sales. At September 30, 2016, our investment in Visa Class B common shares totaled approximately 3.5 million shares. Based on the September 30, 2016 closing price of $82.70 for the Visa Class A common shares, the fair value of our total investment was $479 million at the current conversion rate. The Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock, which cannot happen until the final resolution of all of the specified litigation.

Other Investments

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. The economic values could be driven by either the fixed-income market or the equity markets, or both. Given the nature of these investments, if market conditions affecting their valuation were to worsen, we could incur future losses. Net gains related to these investments were not significant for the first nine months of 2016 and 2015.

Our unfunded commitments related to other investments at September 30, 2016 and December 31, 2015 were not significant.

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

42    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes the notional or contractual amounts and net fair value of financial derivatives at September 30, 2016 and December 31, 2015.

Table 40: Financial Derivatives Summary

	September 30, 2016		December 31, 2015
In millions	Notional/ Contractual Amount	Net Fair Value (a)	Notional/ Contractual Amount	Net Fair Value (a)
Derivatives designated as hedging instruments under GAAP
Total derivatives designated as hedging instruments	$52,466	$1,336	$52,074	$985
Derivatives not designated as hedging instruments under GAAP
Total derivatives used for residential mortgage banking activities	72,281	516	73,891	376
Total derivatives used for commercial mortgage banking activities	9,689	80	24,091	36
Total derivatives used for customer-related activities	208,437	170	192,621	151
Total derivatives used for other risk management activities	5,914	(362)	5,299	(409)
Total derivatives not designated as hedging instruments	296,321	404	295,902	154
Total Derivatives	$348,787	$1,740	$347,976	$1,139
(a)	Represents the net fair value of assets and liabilities.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2016, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) were effective as of September 30, 2016, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOSSARY OF TERMS

For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2015 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    43

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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting. These statements are based on our current view that the U.S. economy will grow moderately in the latter half of 2016, boosted by stable oil/energy prices, improving housing activity and moderate job gains, and that short-term interest rates and bond yields will hold fairly steady before gradually rising late this year. Specifically, our business outlook reflects our expectation of a 25 basis point increase in short-term interest rates by the Federal Reserve in December 2016. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

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

44    The PNC Financial Services Group, Inc. – Form 10-Q

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

We provide greater detail regarding these as well as other factors in our 2015 Form 10-K, our 2016 Form 10-Qs and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments and Guarantees Notes of the Notes To Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    45

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except per share data	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Interest Income
Loans	$1,856	$1,804	$5,528	$5,397
Investment securities	451	423	1,369	1,236
Other	101	114	302	332
Total interest income	2,408	2,341	7,199	6,965
Interest Expense
Deposits	107	107	316	297
Borrowed funds	206	172	622	482
Total interest expense	313	279	938	779
Net interest income	2,095	2,062	6,261	6,186
Noninterest Income
Asset management	404	376	1,122	1,168
Consumer services	348	341	1,039	986
Corporate services	389	384	1,117	1,097
Residential mortgage	160	125	425	453
Service charges on deposits	174	172	495	481
Net gains (losses) on sales of securities	7	(9)	20	41
Other	252	324	809	960
Total noninterest income	1,734	1,713	5,027	5,186
Total revenue	3,829	3,775	11,288	11,372
Provision For Credit Losses	87	81	366	181
Noninterest Expense
Personnel	1,239	1,222	3,610	3,579
Occupancy	215	209	651	634
Equipment	246	227	720	680
Marketing	72	64	187	193
Other	622	630	1,867	1,981
Total noninterest expense	2,394	2,352	7,035	7,067
Income before income taxes and noncontrolling interests	1,348	1,342	3,887	4,124
Income taxes	342	269	949	1,003
Net income	1,006	1,073	2,938	3,121
Less: Net income (loss) attributable to noncontrolling interests	18	18	60	23
Preferred stock dividends and discount accretion and redemptions	64	64	172	182
Net income attributable to common shareholders	$924	$991	$2,706	$2,916
Earnings Per Common Share
Basic	$1.87	$1.93	$5.41	$5.64
Diluted	$1.84	$1.90	$5.33	$5.52
Average Common Shares Outstanding
Basic	490	512	496	516
Diluted	496	520	502	525

See accompanying Notes To Consolidated Financial Statements.

46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Net income	$1,006	$1,073	$2,938	$3,121
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	(25)	154	752	(137)
Net unrealized gains (losses) on OTTI securities	38	4	17	11
Net unrealized gains (losses) on cash flow hedge derivatives	(125)	234	138	303
Pension and other postretirement benefit plan adjustments	11	7	26	57
Other	(25)	(1)	(40)	(37)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(126)	398	893	197
Income tax benefit (expense) related to items of other comprehensive income	36	(162)	(377)	(85)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(90)	236	516	112
Comprehensive income	916	1,309	3,454	3,233
Less: Comprehensive income (loss) attributable to noncontrolling interests	18	18	60	23
Comprehensive income attributable to PNC	$898	$1,291	$3,394	$3,210

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    47

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except par value	September 30 2016	December 31 2015
Assets
Cash and due from banks (a)	$4,531	$4,065
Federal funds sold and resale agreements (b)	718	1,369
Trading securities	2,612	1,726
Interest-earning deposits with banks (a)	27,058	30,546
Loans held for sale (b)	2,053	1,540
Investment securities	78,514	70,528
Loans (b)	210,446	206,696
Allowance for loan and lease losses	(2,619)	(2,727)
Net loans (a)	207,827	203,969
Goodwill	9,103	9,103
Mortgage servicing rights	1,293	1,589
Other intangible assets	304	379
Equity investments (a)	10,605	10,587
Other (a) (b)	24,730	23,092
Total assets	$369,348	$358,493
Liabilities
Deposits
Noninterest-bearing	$82,159	$79,435
Interest-bearing	177,736	169,567
Total deposits	259,895	249,002
Borrowed funds
Federal funds purchased and repurchase agreements	1,235	1,777
Federal Home Loan Bank borrowings	17,050	20,108
Bank notes and senior debt	22,431	21,298
Subordinated debt	8,708	8,556
Other (c) (d)	2,117	2,793
Total borrowed funds	51,541	54,532
Allowance for unfunded loan commitments and letters of credit	310	261
Accrued expenses (c)	5,226	4,975
Other (c)	5,531	3,743
Total liabilities	322,503	312,513
Equity
Preferred stock (e)
Common stock ($5 par value, authorized 800 shares, issued 542 shares)	2,709	2,708
Capital surplus – preferred stock	3,456	3,452
Capital surplus – common stock and other	12,703	12,745
Retained earnings	30,958	29,043
Accumulated other comprehensive income (loss)	646	130
Common stock held in treasury at cost: 54 and 38 shares	(4,765)	(3,368)
Total shareholders’ equity	45,707	44,710
Noncontrolling interests	1,138	1,270
Total equity	46,845	45,980
Total liabilities and equity	$369,348	$358,493
(a)	Our consolidated assets at September 30, 2016 included the following assets of certain variable interest entities (VIEs): Equity investments of $205 million and Other assets of $21 million. Our consolidated assets at December 31, 2015 included the following assets of certain VIEs: Cash and due from banks of $11 million, Interest-earning deposits with banks of $4 million, Net loans of $1.3 billion, Equity investments of $183 million, and Other assets of $402 million.
(b)	Our consolidated assets at September 30, 2016 included the following for which we have elected the fair value option: Federal funds sold and resale agreements of $136 million, Loans held for sale of $2.0 billion, Loans of $.9 billion, and Other assets of $384 million. Our consolidated assets at December 31, 2015 included the following for which we have elected the fair value option: Federal funds sold and resale agreements of $137 million, Loans held for sale of $1.5 billion, Loans of $.9 billion, and Other assets of $521 million.
(c)	Our consolidated liabilities at September 30, 2016 included liabilities of $9 million for certain VIEs. Our consolidated liabilities at December 31, 2015 included the following liabilities of certain VIEs: Other borrowed funds of $148 million, Accrued expenses of $44 million, and Other liabilities of $202 million.
(d)	Our consolidated liabilities at September 30, 2016 and December 31, 2015 included Other borrowed funds of $78 million and $93 million, respectively, for which we have elected the fair value option.
(e)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

48    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2016	2015
Operating Activities
Net income	$2,938	$3,121
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	366	181
Depreciation and amortization	917	802
Deferred income taxes	(171)	128
Net gains on sales of securities	(20)	(41)
Changes in fair value of mortgage servicing rights	559	297
Gain on sales of Visa Class B common shares	(126)	(122)
Undistributed earnings of BlackRock	(256)	(292)
Net change in
Trading securities and other short-term investments	(1,029)	165
Loans held for sale	(490)	(86)
Other assets	(2,179)	(2,415)
Accrued expenses and other liabilities	2,197	2,280
Other	(411)	(385)
Net cash provided (used) by operating activities	2,295	3,633
Investing Activities
Sales
Securities available for sale	2,517	3,341
Loans	1,538	1,613
Repayments/maturities
Securities available for sale	7,683	6,013
Securities held to maturity	2,013	1,541
Purchases
Securities available for sale	(15,179)	(17,546)
Securities held to maturity	(3,741)	(3,735)
Loans	(963)	(564)
Net change in
Federal funds sold and resale agreements	651	317
Interest-earning deposits with banks	3,487	(2,445)
Loans	(5,451)	(1,502)
Other	(159)	(567)
Net cash provided (used) by investing activities	(7,604)	(13,534)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    49

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

Unaudited In millions	Nine months ended September 30
	2016	2015
Financing Activities
Net change in
Noninterest-bearing deposits	$3,162	$4,772
Interest-bearing deposits	8,169	7,985
Federal funds purchased and repurchase agreements	(542)	(1,433)
Commercial paper		(2)
Other borrowed funds	(15)	276
Sales/issuances
Federal Home Loan Bank borrowings		2,250
Bank notes and senior debt	3,855	6,428
Commercial paper		1,394
Other borrowed funds	143	613
Common and treasury stock	63	130
Repayments/maturities
Federal Home Loan Bank borrowings	(3,058)	(591)
Bank notes and senior debt	(3,000)	(2,629)
Subordinated debt		57
Commercial paper	(14)	(5,262)
Other borrowed funds	(470)	(1,557)
Preferred stock redemption		(500)
Acquisition of treasury stock	(1,559)	(1,598)
Preferred stock cash dividends paid	(168)	(178)
Common stock cash dividends paid	(791)	(779)
Net cash provided (used) by financing activities	5,775	9,376
Net Increase (Decrease) In Cash And Due From Banks	466	(525)
Cash and due from banks at beginning of period	4,065	4,360
Cash and due from banks at end of period	$4,531	$3,835
Supplemental Disclosures
Interest paid	$980	$764
Income taxes paid	$461	$527
Income taxes refunded	$97	$2
Non-cash Investing and Financing Items
Transfer from (to) loans to (from) loans held for sale, net	$497	$153
Transfer from loans to foreclosed assets	$225	$340

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

Recently Adopted Accounting Standards

We did not adopt new accounting standards that had a significant impact during the third quarter of 2016.

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

The PNC Financial Services Group, Inc. – Form 10-Q    51

The following table provides cash flows associated with PNC’s loan sale and servicing activities:

Table 41: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
CASH FLOWS – Three months ended September 30, 2016
Sales of loans (c)	$1,950	$1,342
Repurchases of previously transferred loans (d)	$133
Servicing fees (e)	$95	$31	$2
Servicing advances recovered/(funded), net	$13	$(7)	$1
Cash flows on mortgage-backed securities held (f)	$466	$31
CASH FLOWS – Three months ended September 30, 2015
Sales of loans (c)	$2,329	$846
Repurchases of previously transferred loans (d)	$129		$90
Servicing fees (e)	$84	$35	$4
Servicing advances recovered/(funded), net	$32	$(6)	$3
Cash flows on mortgage-backed securities held (f)	$424	$41
CASH FLOWS – Nine months ended September 30, 2016
Sales of loans (c)	$4,796	$2,796
Repurchases of previously transferred loans (d)	$396
Servicing fees (e)	$281	$93	$8
Servicing advances recovered/(funded), net	$89		$21
Cash flows on mortgage-backed securities held (f)	$1,235	$228
CASH FLOWS – Nine months ended September 30, 2015
Sales of loans (c)	$6,284	$3,025
Repurchases of previously transferred loans (d)	$432		$92
Servicing fees (e)	$249	$103	$12
Servicing advances recovered/(funded), net	$70	$22	$28
Cash flows on mortgage-backed securities held (f)	$1,093	$155
(a)	Represents cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged.
(c)	Gains/losses recognized on sales of loans were insignificant for the periods presented.
(d)	Includes residential mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our Removal of Account Provision (ROAP) option, and loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers. Includes home equity lines of credit repurchased at the end of their draw periods due to contractual requirements.
(e)	Includes contractually specified servicing fees, late charges and ancillary fees.
(f)	Represents cash flows on securities we hold issued by a securitization SPE in which PNC transferred to and/or services loans. The carrying values of such securities held were $6.7 billion in residential mortgage-backed securities and $1.0 billion in commercial mortgage-backed securities at September 30, 2016 and $5.8 billion in residential mortgage-backed securities and $1.1 billion in commercial mortgage-backed securities at September 30, 2015. Additionally, at December 31, 2015, the carrying values of such securities held were $6.6 billion in residential mortgage-backed securities and $1.3 billion in commercial mortgage-backed securities.

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

52    The PNC Financial Services Group, Inc. – Form 10-Q

Table 42: Principal Balance, Delinquent Loans, and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)	Home Equity Loans/Lines (b)
September 30, 2016
Total principal balance	$67,585	$46,652	$2,410
Delinquent loans (c)	$1,485	$1,082	$889
December 31, 2015
Total principal balance	$72,898	$53,789	$2,806
Delinquent loans (c)	$1,923	$1,057	$904
Three months ended September 30, 2016
Net charge-offs (d)	$24	$168	$9
Three months ended September 30, 2015
Net charge-offs (d)	$23	$236	$6
Nine months ended September 30, 2016
Net charge-offs (d)	$78	$1,237	$25
Nine months ended September 30, 2015
Net charge-offs (d)	$92	$491	$21
(a)	Represents information at the securitization level in which PNC has sold loans and is the servicer for the securitization.
(b)	These activities were part of an acquired brokered home equity lending business in which PNC is no longer engaged.
(c)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(d)	Net charge-offs for Residential mortgages and Home equity loans/lines represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for commercial mortgage backed securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

Variable Interest Entities (VIEs)

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2015 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs. The following provides a summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements as of September 30, 2016 and December 31, 2015, respectively. Amounts presented for September 30, 2016 are based on the assessments performed in accordance with ASC 810 as amended by ASU 2015-02 and adopted in the first quarter of 2016. Specifically, the ASU modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities (VOEs). We have not provided additional financial support to these entities which we are not contractually required to provide.

Table 43: Consolidated VIEs – Carrying Value (a)

September 30, 2016 (b) In millions	Total
Assets
Equity investments	$205
Other assets	21
Total assets	$226
Total liabilities	$9
Noncontrolling interests	$121

December 31, 2015 In millions	Total
Assets
Cash and due from banks	$11
Interest-earning deposits with banks	4
Loans	1,341
Allowance for loan and lease losses	(48)
Equity investments	183
Other assets	402
Total assets	$1,893
Liabilities
Other borrowed funds	$148
Accrued expenses	44
Other liabilities	202
Total liabilities	$394
Noncontrolling interests	$99
(a)	Amounts represent carrying value on PNC’s Consolidated Balance Sheet.
(b)	Amounts for September 30, 2016 reflect the first quarter 2016 adoption of ASU 2015-02.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between PNC and the VIE. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 44 where we have determined that our continuing involvement is not significant.

In addition, where PNC only has lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 44. These loans are included as part of the asset quality disclosures that we make in Note 3 Asset Quality.

The PNC Financial Services Group, Inc. – Form 10-Q    53

Table 44: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
September 30, 2016 (b)
Commercial Mortgage-Backed Securitizations (c)	$1,089	$1,089	(d)
Residential Mortgage-Backed Securitizations (c)	6,764	6,764	(d)	$1	(f)
Tax Credit Investments and Other	3,138	3,072	(e)	807	(g)
Total	$10,991	$10,925		$808
December 31, 2015
Commercial Mortgage-Backed Securitizations (c)	$1,498	$1,498	(d)	$1	(f)
Residential Mortgage-Backed Securitizations (c)	6,680	6,680	(d)	1	(f)
Tax Credit Investments and Other	2,551	2,622	(e)	836	(g)
Total	$10,729	$10,800		$838
(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable).
(b)	Amounts for September 30, 2016 reflect the first quarter 2016 adoption of ASU 2015-02.
(c)	Amounts reflect involvement with securitization SPEs where PNC transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Values disclosed in the PNC Risk of Loss column represent our maximum exposure to loss for those securities’ holdings.
(d)	Included in Trading securities, Investment securities, Other intangible assets and Other assets on our Consolidated Balance Sheet.
(e)	Included in Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(f)	Included in Other liabilities on our Consolidated Balance Sheet.
(g)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During the nine months ended September 30, 2016, we recognized $160 million of amortization, $167 million of tax credits, and $58 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes. The amounts for the third quarter of 2016 were $55 million, $56 million and $20 million, respectively.

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

54    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables display the delinquency status of our loans and our nonperforming assets at September 30, 2016 and December 31, 2015, respectively.

Table 45: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d) (e)
September 30, 2016
Commercial Lending
Commercial	$100,845	$64	$24	$37	$125		$521		$21	$101,512
Commercial real estate	28,993	26	1		27		152		101	29,273
Equipment lease financing	7,357	1	2		3		18			7,378
Total commercial lending	137,195	91	27	37	155		691		122	138,163
Consumer Lending
Home equity	28,267	55	27		82		895		1,188	30,432
Residential real estate	11,969	110	71	496	677	(f)	502	$223	1,770	15,141
Credit card	4,947	28	19	31	78		4			5,029
Other consumer	21,163	170	92	202	464	(g)	54			21,681
Total consumer lending	66,346	363	209	729	1,301		1,455	223	2,958	72,283
Total	$203,541	$454	$236	$766	$1,456		$2,146	$223	$3,080	$210,446
Percentage of total loans	96.72%	.22%	.11%	.36%	.69%		1.02%	.11%	1.46%	100.00%
December 31, 2015
Commercial Lending
Commercial	$98,075	$69	$32	$45	$146		$351		$36	$98,608
Commercial real estate	27,134	10	4		14		187		133	27,468
Equipment lease financing	7,440	19	2		21		7			7,468
Total commercial lending	132,649	98	38	45	181		545		169	133,544
Consumer Lending
Home equity	29,656	63	30		93		977		1,407	32,133
Residential real estate	10,918	142	65	566	773	(f)	549	$225	1,946	14,411
Credit card	4,779	28	19	33	80		3			4,862
Other consumer	21,181	180	96	237	513	(g)	52			21,746
Total consumer lending	66,534	413	210	836	1,459		1,581	225	3,353	73,152
Total	$199,183	$511	$248	$881	$1,640		$2,126	$225	$3,522	$206,696
Percentage of total loans	96.36%	.25%	.12%	.43%	.80%		1.03%	.11%	1.70%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.3 billion and $1.4 billion at September 30, 2016 and December 31, 2015, respectively.
(e)	Future accretable yield related to purchased impaired loans is not included in the analysis of loan portfolio.
(f)	Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $579 million and $646 million at September 30, 2016 and December 31, 2015, respectively.
(g)	Past due loan amounts include government insured or guaranteed Other consumer loans totaling $361 million and $411 million at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, we pledged $21.9 billion of commercial loans to the Federal Reserve Bank (FRB) and $59.1 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2015 were $20.2 billion and $56.4 billion, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    55

Table 46: Nonperforming Assets

Dollars in millions	September 30 2016	December 31 2015
Nonperforming loans
Total commercial lending	$691	$545
Total consumer lending (a)	1,455	1,581
Total nonperforming loans (b) (c)	2,146	2,126
OREO and foreclosed assets
Other real estate owned (OREO)	217	279
Foreclosed and other assets	12	20
Total OREO and foreclosed assets	229	299
Total nonperforming assets	$2,375	$2,425
Nonperforming loans to total loans	1.02%	1.03%
Nonperforming assets to total loans, OREO and foreclosed assets	1.13%	1.17%
Nonperforming assets to total assets	.64%	.68%
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(c)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.4 billion and $.6 billion at September 30, 2016 and December 31, 2015, both included $.3 billion of loans that are government insured/guaranteed.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies in our 2015 Form 10-K and the TDR section within this Note.

Total nonperforming loans in the nonperforming assets table above include TDRs of $1.2 billion at September 30, 2016 and $1.1 billion at December 31, 2015. TDRs that are performing, including consumer credit card TDR loans, totaled $1.2 billion at both September 30, 2016 and December 31, 2015, and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

Additional Asset Quality Indicators

We have two overall portfolio segments – Commercial Lending and Consumer Lending. Each of these two segments comprises multiple loan classes. Classes are characterized by similarities in initial measurement, risk attributes and the manner in which we monitor and assess credit risk. The Commercial Lending segment is composed of the commercial, commercial real estate, equipment lease financing, and commercial purchased impaired loan classes. The Consumer Lending segment is composed of the home equity, residential real estate, credit card, other consumer, and consumer purchased impaired loan classes.

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

56    The PNC Financial Services Group, Inc. – Form 10-Q

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

We attempt to proactively manage these factors by using various procedures that are customized to the risk of a given loan. These procedures include a review by our Special Asset Committee, ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.

Table 47: Commercial Lending Asset Quality Indicators (a)(b)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (c)	Substandard (d)	Doubtful (e)	Total Loans
September 30, 2016
Commercial	$96,035	$2,046	$3,335	$75	$101,491
Commercial real estate	28,768	60	328	16	29,172
Equipment lease financing	7,185	69	116	8	7,378
Purchased impaired loans	35	1	80	6	122
Total commercial lending	$132,023	$2,176	$3,859	$105	$138,163
December 31, 2015
Commercial	$93,364	$2,029	$3,089	$90	$98,572
Commercial real estate	26,729	120	481	5	27,335
Equipment lease financing	7,230	87	150	1	7,468
Purchased impaired loans		6	157	6	169
Total commercial lending	$127,323	$2,242	$3,877	$102	$133,544
(a)	Based upon PDs and LGDs. We apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in the above table.
(b)	Loans are included above based on the Regulatory Classification definitions of “Pass”, “Special Mention”, “Substandard” and “Doubtful”.
(c)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at this time.
(d)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(e)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.

The PNC Financial Services Group, Inc. – Form 10-Q    57

Consumer Lending Asset Classes

Home Equity and Residential Real Estate Loan Classes

We use several credit quality indicators, including delinquency information, nonperforming loan information, updated credit scores, originated and updated loan-to-value (LTV) ratios, and geography, to monitor and manage credit risk within the home equity and residential real estate loan classes. We evaluate mortgage loan performance by source originators and loan servicers. A summary of asset quality indicators follows:

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

Table 48: Home Equity and Residential Real Estate Balances

In millions	September 30 2016	December 31 2015
Home equity and residential real estate loans – excluding purchased impaired loans (a)	$41,764	$42,268
Home equity and residential real estate loans – purchased impaired loans (b)	3,211	3,684
Government insured or guaranteed residential real estate mortgages (a)	851	923
Difference between outstanding balance and recorded investment in purchased impaired loans	(253)	(331)
Total home equity and residential real estate loans (a)	$45,573	$46,544
(a)	Represents recorded investment.
(b)	Represents outstanding balance.

58    The PNC Financial Services Group, Inc. – Form 10-Q

Table 49: Home Equity and Residential Real Estate Asset Quality Indicators – Excluding Purchased Impaired Loans (a) (b)

	Home Equity		Residential Real Estate
September 30, 2016 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$197	$726	$205	$1,128
Less than or equal to 660 (d) (e)	40	135	38	213
Missing FICO		5	3	8

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	480	1,372	391	2,243
Less than or equal to 660 (d) (e)	78	240	88	406
Missing FICO	1	3	12	16

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	535	1,233	520	2,288
Less than or equal to 660	77	195	78	350
Missing FICO	2	2	12	16

Less than 90% and updated FICO scores:
Greater than 660	13,934	7,771	10,458	32,163
Less than or equal to 660	1,334	850	593	2,777
Missing FICO	22	12	122	156
Total home equity and residential real estate loans	$16,700	$12,544	$12,520	$41,764

	Home Equity		Residential Real Estate
December 31, 2015 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (c)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$283	$960	$284	$1,527
Less than or equal to 660 (d) (e)	40	189	68	297
Missing FICO	1	8	5	14

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	646	1,733	564	2,943
Less than or equal to 660 (d) (e)	92	302	102	496
Missing FICO	3	4	8	15

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	698	1,492	615	2,805
Less than or equal to 660	88	226	94	408
Missing FICO	1	3	10	14

Less than 90% and updated FICO scores:
Greater than 660	13,895	7,808	9,117	30,820
Less than or equal to 660	1,282	923	570	2,775
Missing FICO	31	18	105	154
Total home equity and residential real estate loans	$17,060	$13,666	$11,542	$42,268
(a)	Excludes purchased impaired loans of approximately $3.0 billion and $3.4 billion in recorded investment at September 30, 2016 and December 31, 2015, respectively, certain government insured or guaranteed residential real estate mortgages of approximately $.9 billion, and loans held for sale at both September 30, 2016 and December 31, 2015. See the Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans table below for additional information on purchased impaired loans.
(b)	Amounts shown represent recorded investment.
(c)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions). Updated LTV is estimated using modeled property values. These ratios are updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. We generally utilize origination lien balances provided by a third-party, where applicable, which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon lien balances held by others, and as such, are necessarily imprecise and subject to change as we enhance our methodology.
(d)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%.
(e)	The following states had the highest percentage of higher risk loans at September 30, 2016: New Jersey 17%, Pennsylvania 13%, Illinois 11%, Ohio 11%, Florida 7%, Maryland 7%, Michigan 4%, and North Carolina 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 26% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2015: New Jersey 14%, Pennsylvania 12%, Illinois 11%, Ohio 11%, Florida 7%, Maryland 7% and Michigan 5%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 33% of the higher risk loans.

The PNC Financial Services Group, Inc. – Form 10-Q    59

Table 50: Home Equity and Residential Real Estate Asset Quality Indicators – Purchased Impaired Loans (a)

	Home Equity (b) (c)		Residential Real Estate (b) (c)
September 30, 2016 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$4	$118	$144	$266
Less than or equal to 660	4	53	49	106
Missing FICO		3	6	9

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	8	284	146	438
Less than or equal to 660	8	117	94	219
Missing FICO		4	9	13

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	7	152	106	265
Less than or equal to 660	5	66	55	126
Missing FICO		2	6	8

Less than 90% and updated FICO scores:
Greater than 660	110	322	607	1,039
Less than or equal to 660	83	166	399	648
Missing FICO	1	5	48	54

Missing LTV and updated FICO scores:
Greater than 660	1		14	15
Less than or equal to 660	1		3	4
Missing FICO			1	1
Total home equity and residential real estate loans	$232	$1,292	$1,687	$3,211

	Home Equity (b) (c)		Residential Real Estate (b) (c)
December 31, 2015 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios (d)
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$6	$164	$147	$317
Less than or equal to 660	6	79	76	161
Missing FICO		7	5	12

Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	12	331	186	529
Less than or equal to 660	9	145	118	272
Missing FICO		8	7	15

Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	10	167	133	310
Less than or equal to 660	6	75	68	149
Missing FICO		4	3	7

Less than 90% and updated FICO scores:
Greater than 660	106	345	665	1,116
Less than or equal to 660	91	182	455	728
Missing FICO	1	13	31	45

Missing LTV and updated FICO scores:
Greater than 660	1		14	15
Less than or equal to 660	1		6	7
Missing FICO			1	1
Total home equity and residential real estate loans	$249	$1,520	$1,915	$3,684
(a)	Amounts shown represent outstanding balance.
(b)	For the estimate of cash flows utilized in our purchased impaired loan accounting, other assumptions and estimates are made, including amortization of first lien balances, pre-payment rates, etc., which are not reflected in this table.
(c)	The following states had the highest percentage of purchased impaired loans at both September 30, 2016 and December 31, 2015: California 16%, Florida 14%, Illinois 11%, Ohio 9%, North Carolina 7%, and Michigan 5%. The remainder of the states had lower than a 4% concentration of purchased impaired loans individually, and collectively they represent approximately 38% of the purchased impaired portfolio.
(d)	Based upon updated LTV (inclusive of combined loan-to-value (CLTV) for first and subordinate lien positions) which is estimated using modeled property values and updated at least semi-annually. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. We generally utilize origination lien balances provided by a third-party, where applicable, which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of these calculations do not represent actual appraised loan level collateral or updated LTV based upon lien balances held by others, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

60    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 51: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card (a)		Other Consumer (b)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
September 30, 2016
FICO score greater than 719	$3,029	60%	$10,073	66%
650 to 719	1,412	28	3,717	24
620 to 649	209	4	512	3
Less than 620	225	5	577	4
No FICO score available or required (c)	154	3	438	3
Total loans using FICO credit metric	5,029	100%	15,317	100%
Consumer loans using other internal credit metrics (b)			6,364
Total loan balance	$5,029		$21,681
Weighted-average updated FICO score (d)		734		746
December 31, 2015
FICO score greater than 719	$2,936	60%	$9,371	65%
650 to 719	1,346	28	3,534	24
620 to 649	202	4	523	4
Less than 620	227	5	604	4
No FICO score available or required (c)	151	3	501	3
Total loans using FICO credit metric	4,862	100%	14,533	100%
Consumer loans using other internal credit metrics (b)			7,213
Total loan balance	$4,862		$21,746
Weighted-average updated FICO score (d)		734		744
(a)	At September 30, 2016, we had $32 million of credit card loans that are higher risk (i.e., loans with both updated FICO scores less than 660 and in late stage (90+ days) delinquency status). The majority of the September 30, 2016 balance related to higher risk credit card loans was geographically distributed throughout the following areas: Pennsylvania 17%, Ohio 15%, Michigan 8%, New Jersey 8%, Florida 7%, Illinois 6%, Maryland 5%, Indiana 5%, North Carolina 5% and Kentucky 4%. All other states had less than 4% individually and make up the remainder of the balance. At December 31, 2015, we had $34 million of credit card loans that are higher risk. The majority of the December 31, 2015 balance related to higher risk credit card loans was geographically distributed throughout the following areas: Ohio 17%, Pennsylvania 15%, Michigan 8%, New Jersey 8%, Florida 7%, Illinois 6%, Indiana 6%, Maryland 4% and North Carolina 4%. All other states had less than 4% individually and make up the remainder of the balance.
(b)	Other consumer loans for which updated FICO scores are used as an asset quality indicator include non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. Other consumer loans for which other internal credit metrics are used as an asset quality indicator include primarily government guaranteed or insured education loans, as well as consumer loans to high net worth individuals. Other internal credit metrics may include delinquency status, geography or other factors.
(c)	Credit card loans and other consumer loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk.
(d)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

Troubled Debt Restructurings (TDRs)

Table 52: Summary of Troubled Debt Restructurings

In millions	September 30 2016	December 31 2015
Total commercial lending	$527	$434
Total consumer lending	1,832	1,917
Total TDRs	$2,359	$2,351
Nonperforming	$1,177	$1,119
Accruing (a)	1,182	1,232
Total TDRs	$2,359	$2,351
(a)	Accruing loans include consumer credit card loans and loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

The PNC Financial Services Group, Inc. – Form 10-Q    61

We held specific reserves in the ALLL of $.3 billion at both September 30, 2016 and December 31, 2015 for the total TDR portfolio.

Table 53 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ recorded investment as a result of becoming a TDR during the first nine months and third quarters of 2016 and 2015, respectively. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2015 Form 10-K for additional discussion of TDR concessions.

Table 53: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended September 30, 2016 Dollars in millions	Number of Loans		Principal Forgiveness (d)	Rate Reduction (e)	Other (f)	Total
Total commercial lending	37	$108		$1	$96	$97
Total consumer lending	2,800	62		37	22	59
Total TDRs	2,837	$170		$38	$118	$156
During the three months ended September 30, 2015 Dollars in millions
Total commercial lending	39	$80	$15		$47	$62
Total consumer lending	3,014	95		$62	28	90
Total TDRs	3,053	$175	$15	$62	$75	$152

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the nine months ended September 30, 2016 Dollars in millions	Number of Loans		Principal Forgiveness (d)	Rate Reduction (e)	Other (f)	Total
Total commercial lending	109	$480		$53	$379	$432
Total consumer lending	8,435	187		119	58	177
Total TDRs	8,544	$667		$172	$437	$609
During the nine months ended September 30, 2015 Dollars in millions
Total commercial lending	114	$185	$20	$4	$120	$144
Total consumer lending	8,400	250		150	89	239
Total TDRs	8,514	$435	$20	$154	$209	$383
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
(d)	Includes principal forgiveness and accrued interest forgiveness. These types of TDRs result in a write down of the recorded investment and a charge-off if such action has not already taken place.
(e)	Includes reduced interest rate and interest deferral. The TDRs within this category result in reductions to future interest income.
(f)	Primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to PNC, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2016 and January 1, 2015, respectively, and (ii) subsequently defaulted during the three months and nine months ended September 30, 2016 totaled $66 million and $118 million, respectively. The comparable amounts for the three months and nine months ended September 30, 2015 totaled $29 million and $69 million, respectively.

See Note 3 Asset Quality in our 2015 Form 10-K for additional discussion on TDRs.

62    The PNC Financial Services Group, Inc. – Form 10-Q

Impaired Loans

Impaired loans include commercial nonperforming loans and consumer and commercial TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the nine months ended September 30, 2016 and September 30, 2015. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 54: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance (a)	Average Recorded Investment (b)
September 30, 2016
Impaired loans with an associated allowance
Commercial	$544	$389	$92	$394
Commercial real estate	221	102	28	108
Home equity	891	859	186	893
Residential real estate	227	222	29	249
Credit card	104	104	24	106
Other consumer	27	25	1	25
Total impaired loans with an associated allowance	$2,014	$1,701	$360	$1,775
Impaired loans without an associated allowance
Commercial	$379	$265		$232
Commercial real estate	135	115		143
Home equity	486	221		205
Residential real estate	508	394		390
Other consumer	23	7		8
Total impaired loans without an associated allowance	$1,531	$1,002		$978
Total impaired loans	$3,545	$2,703	$360	$2,753
December 31, 2015
Impaired loans with an associated allowance
Commercial	$442	$337	$84	$306
Commercial real estate	254	130	35	197
Home equity	978	909	216	965
Residential real estate	272	264	35	359
Credit card	108	108	24	118
Other consumer	31	26	1	32
Total impaired loans with an associated allowance	$2,085	$1,774	$395	$1,977
Impaired loans without an associated allowance
Commercial	$201	$118		$87
Commercial real estate	206	158		168
Home equity	464	206		158
Residential real estate	512	396		346
Other consumer	24	8		8
Total impaired loans without an associated allowance	$1,407	$886		$767
Total impaired loans	$3,492	$2,660	$395	$2,744
(a)	Associated allowance amounts include $.3 billion for TDRs at both September 30, 2016 and December 31, 2015.
(b)	Average recorded investment is for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    63

NOTE 4 ALLOWANCES FOR LOAN AND LEASE LOSSES AND UNFUNDED LOAN COMMITMENTS AND LETTERS OF CREDIT

Allowance for Loan and Lease Losses

We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We use the two main portfolio segments – Commercial Lending and Consumer Lending –and develop and document the ALLL under separate methodologies for each of these segments as discussed in Note 1 Accounting Policies of our 2015 Form 10-K. A rollforward of the ALLL and associated loan data follows.

Table 55: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
September 30, 2016
Allowance for Loan and Lease Losses
January 1	$1,605	$1,122	$2,727
Charge-offs	(297)	(395)	(692)
Recoveries	133	122	255
Net (charge-offs) / recoveries	(164)	(273)	(437)
Provision for credit losses	156	210	366
Net change in allowance for unfunded loan commitments and letters of credit	(48)	(1)	(49)
Net recoveries of purchased impaired loans and other	1	11	12
September 30	$1,550	$1,069	$2,619
TDRs individually evaluated for impairment	$76	$240	$316
Other loans individually evaluated for impairment	44		44
Loans collectively evaluated for impairment	1,388	548	1,936
Purchased impaired loans	42	281	323
September 30	$1,550	$1,069	$2,619
Loan Portfolio
TDRs individually evaluated for impairment (a)	$527	$1,832	$2,359
Other loans individually evaluated for impairment	344		344
Loans collectively evaluated for impairment (b)	137,170	66,619	203,789
Fair value option loans (c)		874	874
Purchased impaired loans	122	2,958	3,080
September 30	$138,163	$72,283	$210,446
Portfolio segment ALLL as a percentage of total ALLL	59%	41%	100%
Ratio of the allowance for loan and lease losses to total loans (d)	1.12%	1.48%	1.24%
September 30, 2015
Allowance for Loan and Lease Losses
January 1	$1,571	$1,760	$3,331
Charge-offs	(176)	(413)	(589)
Recoveries	188	135	323
Net (charge-offs) / recoveries	12	(278)	(266)
Provision for credit losses	48	133	181
Net change in allowance for unfunded loan commitments and letters of credit	(7)		(7)
Other	(2)		(2)
September 30	$1,622	$1,615	$3,237
TDRs individually evaluated for impairment	$39	$263	$302
Other loans individually evaluated for impairment	70		70
Loans collectively evaluated for impairment	1,446	601	2,047
Purchased impaired loans	67	751	818
September 30	$1,622	$1,615	$3,237
Loan Portfolio
TDRs individually evaluated for impairment (a)	$420	$1,948	$2,368
Other loans individually evaluated for impairment	291		291
Loans collectively evaluated for impairment (b)	130,249	66,993	197,242
Fair value option loans (c)		915	915
Purchased impaired loans	204	3,963	4,167
September 30	$131,164	$73,819	$204,983
Portfolio segment ALLL as a percentage of total ALLL	50%	50%	100%
Ratio of the allowance for loan and lease losses to total loans	1.24%	2.19%	1.58%

64    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	TDRs individually evaluated for impairment exclude TDRs that were subsequently accounted for as held for sale loans, but continue to be disclosed as TDRs.
(b)	Includes $.1 billion of loans collectively evaluated for impairment based upon collateral values and written down to the respective collateral value less costs to sell at September 30, 2016. Accordingly, there is no allowance recorded on these loans. The comparative amount as of September 30, 2015 was $.2 billion.
(c)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.
(d)	See Note 1 Accounting Policies in our 2015 Form 10-K for information on our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.

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

Table 56: Rollforward of Allowance for Unfunded Loan Commitments and Letters of Credit

In millions	2016	2015
January 1	$261	$259
Net change in allowance for unfunded loan commitments and letters of credit	49	7
September 30	$310	$266

The PNC Financial Services Group, Inc. – Form 10-Q    65

NOTE 5 INVESTMENT SECURITIES

Table 57: Investment Securities Summary

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
September 30, 2016
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$12,062	$301	$(13)	$12,350
Residential mortgage-backed
Agency	27,429	568	(18)	27,979
Non-agency	3,372	226	(61)	3,537
Commercial mortgage-backed
Agency	2,301	21	(4)	2,318
Non-agency	4,183	69	(19)	4,233
Asset-backed	6,123	66	(26)	6,163
State and municipal	1,963	107	(3)	2,067
Other debt	2,712	60	(3)	2,769
Total debt securities	60,145	1,418	(147)	61,416
Corporate stocks and other	525			525
Total securities available for sale	$60,670	$1,418	$(147)	$61,941
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$265	$65		$330
Residential mortgage-backed
Agency	11,637	254	$(2)	11,889
Non-agency	204	13		217
Commercial mortgage-backed
Agency	1,051	39		1,090
Non-agency	579	25		604
Asset-backed	799		(4)	795
State and municipal	1,920	159		2,079
Other debt	118		(9)	109
Total securities held to maturity	$16,573	$555	$(15)	$17,113
December 31, 2015
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$9,764	$152	$(42)	$9,874
Residential mortgage-backed
Agency	24,698	250	(128)	24,820
Non-agency	3,992	247	(88)	4,151
Commercial mortgage-backed
Agency	1,917	11	(10)	1,918
Non-agency	4,902	30	(29)	4,903
Asset-backed	5,417	54	(48)	5,423
State and municipal	1,982	79	(5)	2,056
Other debt	2,007	31	(12)	2,026
Total debt securities	54,679	854	(362)	55,171
Corporate stocks and other	590		(1)	589
Total securities available for sale	$55,269	$854	$(363)	$55,760

66    The PNC Financial Services Group, Inc. – Form 10-Q

	Amortized	Unrealized		Fair
In millions	Cost	Gains	Losses	Value
Securities Held to Maturity (a)
Debt securities
U.S. Treasury and government agencies	$258	$40		$298
Residential mortgage-backed
Agency	9,552	101	$(65)	9,588
Non-agency	233	8		241
Commercial mortgage-backed
Agency	1,128	40		1,168
Non-agency	722	6	(1)	727
Asset-backed	717		(10)	707
State and municipal	1,954	116		2,070
Other debt	204		(1)	203
Total securities held to maturity	$14,768	$311	$(77)	$15,002
(a)	Held to maturity securities transferred from available for sale are recorded in held to maturity at fair value at the time of transfer. The amortized cost of held to maturity securities included net unrealized gains of $78 million and $97 million at September 30, 2016 and December 31, 2015, respectively, related to securities transferred, which are offset in Accumulated Other Comprehensive Income, net of tax.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At September 30, 2016, Accumulated other comprehensive income included pretax gains of $103 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 58 presents gross unrealized losses on securities available for sale at September 30, 2016 and December 31, 2015. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other-than-temporary impairment (OTTI) has been recognized in Accumulated other comprehensive income (loss). The decrease in total unrealized losses at September 30, 2016 when compared to December 31, 2015 was due to a decline in market interest rates.

The PNC Financial Services Group, Inc. – Form 10-Q    67

Table 58: Gross Unrealized Loss and Fair Value of Securities Available for Sale

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2016
Debt securities
U.S. Treasury and government agencies	$(1)	$1,197	$(12)	$2,805	$(13)	$4,002
Residential mortgage-backed
Agency	(5)	699	(13)	943	(18)	1,642
Non-agency	(1)	146	(60)	1,222	(61)	1,368
Commercial mortgage-backed
Agency	(3)	400	(1)	114	(4)	514
Non-agency	(4)	587	(15)	1,269	(19)	1,856
Asset-backed	(2)	445	(24)	1,629	(26)	2,074
State and municipal	(1)	207	(2)	123	(3)	330
Other debt	(1)	195	(2)	125	(3)	320
Total debt securities	(18)	3,876	(129)	8,230	(147)	12,106
Corporate stocks and other			(a )	16	(a )	16
Total	$(18)	$3,876	$(129)	$8,246	$(147)	$12,122
December 31, 2015
Debt securities
U.S. Treasury and government agencies	$(40)	$5,885	$(2)	$120	$(42)	$6,005
Residential mortgage-backed
Agency	(103)	11,799	(25)	1,094	(128)	12,893
Non-agency	(3)	368	(85)	1,527	(88)	1,895
Commercial mortgage-backed
Agency	(7)	745	(3)	120	(10)	865
Non-agency	(22)	2,310	(7)	807	(29)	3,117
Asset-backed	(30)	3,477	(18)	494	(48)	3,971
State and municipal	(3)	326	(2)	60	(5)	386
Other debt	(8)	759	(4)	188	(12)	947
Total debt securities	(216)	25,669	(146)	4,410	(362)	30,079
Corporate stocks and other	(a )	46	(1)	15	(1)	61
Total	$(216)	$25,715	$(147)	$4,425	$(363)	$30,140
(a)	The unrealized loss on these securities was less than $.5 million.

The gross unrealized loss on debt securities held to maturity was $16 million at September 30, 2016, with $10 million of the loss related to securities with a fair value of $.1 billion that had been in a continuous loss position less than 12 months and $6 million of the loss related to securities with a fair value of $.9 billion that had been in a continuous loss position for more than 12 months. The gross unrealized loss on debt securities held to maturity was $82 million at December 31, 2015, with $59 million of the loss related to securities with a fair value of $5.5 billion that had been in a continuous loss position less than 12 months and $23 million of the loss related to securities with a fair value of $953 million that had been in a continuous loss position for more than 12 months. For securities transferred to held to maturity from available for sale, the unrealized loss for purposes of this analysis is determined by comparing the security’s original amortized cost to its current estimated fair value.

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in the preceding Table 58, as of September 30, 2016 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

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

68    The PNC Financial Services Group, Inc. – Form 10-Q

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

For those securities on our balance sheet where we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion at September 30, 2016. During the first nine months of 2016 and 2015, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities were not significant.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 59: Gains (Losses) on Sales of Securities Available for Sale

Nine months ended September 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
2016	$2,546	$20		$20	$7
2015	$3,445	$54	$(13)	$41	$14

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2016.

Table 60: Contractual Maturity of Debt Securities

September 30, 2016 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$404	$5,251	$5,244	$1,163	$12,062
Residential mortgage-backed
Agency		137	912	26,380	27,429
Non-agency		2		3,370	3,372
Commercial mortgage-backed
Agency	78	44	828	1,351	2,301
Non-agency		17	8	4,158	4,183
Asset-backed	12	2,104	1,987	2,020	6,123
State and municipal	2	146	383	1,432	1,963
Other debt	213	2,151	238	110	2,712
Total debt securities available for sale	$709	$9,852	$9,600	$39,984	$60,145
Fair value	$714	$10,004	$9,739	$40,959	$61,416
Weighted-average yield, GAAP basis	2.74%	2.17%	2.08%	2.87%	2.62%
Securities Held to Maturity
U.S. Treasury and government agencies				$265	$265
Residential mortgage-backed
Agency		$10	$500	11,127	11,637
Non-agency				204	204
Commercial mortgage-backed
Agency	$164	827	5	55	1,051
Non-agency				579	579
Asset-backed		1	688	110	799
State and municipal	4	69	1,008	839	1,920
Other debt	7	33	28	50	118
Total debt securities held to maturity	$175	$940	$2,229	$13,229	$16,573
Fair value	$175	$979	$2,328	$13,631	$17,113
Weighted-average yield, GAAP basis	3.29%	3.60%	3.03%	3.55%	3.48%

The PNC Financial Services Group, Inc. – Form 10-Q    69

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At September 30, 2016, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity. The FNMA investments had a total amortized cost of $28.4 billion and fair value of $29.0 billion.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 61: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30 2016	December 31 2015
Pledged to others	$9,991	$9,674
Accepted from others:
Permitted by contract or custom to sell or repledge	$655	$1,100
Permitted amount repledged to others	$499	$943

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

70    The PNC Financial Services Group, Inc. – Form 10-Q

Table 62: Fair Value Measurements – Recurring Basis Summary

	September 30, 2016				December 31, 2015
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
U.S. Treasury and government agencies	$11,740	$610		$12,350	$9,267	$607		$9,874
Residential mortgage-backed
Agency		27,979		27,979		24,820		24,820
Non-agency		124	$3,413	3,537		143	$4,008	4,151
Commercial mortgage-backed
Agency		2,318		2,318		1,918		1,918
Non-agency		4,233		4,233		4,903		4,903
Asset-backed		5,738	425	6,163		4,941	482	5,423
State and municipal		2,053	14	2,067		2,041	15	2,056
Other debt		2,748	21	2,769		1,996	30	2,026
Total debt securities	11,740	45,803	3,873	61,416	9,267	41,369	4,535	55,171
Corporate stocks and other	462	63		525	527	62		589
Total securities available for sale	12,202	45,866	3,873	61,941	9,794	41,431	4,535	55,760
Financial derivatives (a) (b)
Interest rate contracts		6,703	49	6,752		4,626	29	4,655
Other contracts		392	3	395		284	2	286
Total financial derivatives		7,095	52	7,147		4,910	31	4,941
Residential mortgage loans held for sale (c)		1,124	3	1,127		838	5	843
Trading securities
Debt	826	1,774	2	2,602	987	727	3	1,717
Equity	10			10	9			9
Total trading securities	836	1,774	2	2,612	996	727	3	1,726
Residential mortgage servicing rights			820	820			1,063	1,063
Commercial mortgage servicing rights			473	473			526	526
Commercial mortgage loans held for sale (c)			860	860			641	641
Equity investments – direct investments			1,075	1,075			1,098	1,098
Equity investments – indirect investments (d) (e)			220	268				347
Customer resale agreements (f)		136		136		137		137
Loans (g)		550	324	874		565	340	905
Other assets
BlackRock Series C Preferred Stock (h)			221	221			357	357
Other	263	187	6	456	254	199	7	460
Total other assets	263	187	227	677	254	199	364	817
Total assets	$13,301	$56,732	$7,929	$78,010	$11,044	$48,807	$8,606	$68,804
Liabilities
Financial derivatives (b) (i)
Interest rate contracts		$4,830	$9	$4,839	$1	$3,124	$7	$3,132
BlackRock LTIP			221	221			357	357
Other contracts		183	164	347		204	109	313
Total financial derivatives		5,013	394	5,407	1	3,328	473	3,802
Trading securities sold short (j)
Debt	$505	30		535	960	27		987
Total trading securities sold short	505	30		535	960	27		987
Other borrowed funds		68	10	78		81	12	93
Other liabilities			20	20			10	10
Total liabilities	$505	$5,111	$424	$6,040	$961	$3,436	$495	$4,892

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    71

(continued from previous page)

(a)	Included in Other assets on the Consolidated Balance Sheet.
(b)	Amounts at September 30, 2016 and December 31, 2015, are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow PNC to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 9 Financial Derivatives for additional information related to derivative offsetting.
(c)	Included in Loans held for sale on the Consolidated Balance Sheet. PNC has elected the fair value option for certain residential and commercial mortgage loans held for sale.
(d)	In accordance with ASC 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheet.
(e)	The indirect equity funds are not redeemable, but PNC receives distributions over the life of the partnership from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. The amount of unfunded contractual commitments as of September 30, 2016 related to indirect equity investments was $107 million and related to direct equity investments was $21 million, respectively. Comparable amounts at December 31, 2015 were $103 million and $23 million, respectively.
(f)	Included in Federal funds sold and resale agreements on the Consolidated Balance Sheet. PNC has elected the fair value option for these items.
(g)	Included in Loans on the Consolidated Balance Sheet.
(h)	PNC has elected the fair value option for these shares.
(i)	Included in Other liabilities on the Consolidated Balance Sheet.
(j)	Included in Other borrowed funds on the Consolidated Balance Sheet.

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2016 and 2015 follow:

Table 63: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended September 30, 2016

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2016 (a) (b)
Level 3 Instruments Only In millions	Fair Value Jun. 30, 2016	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2016
Assets
Securities available for sale
Residential mortgage-backed non-agency	$3,557	$25		$32				$(201)			$3,413
Asset-backed	436	4		8				(23)			425
State and municipal	15							(1)			14
Other debt	33	1			$1	$(14)					21
Total securities available for sale	4,041	30		40	1	(14)		(225)			3,873
Financial derivatives	51	37						(36)			52	$34
Residential mortgage loans held for sale	6				3	(1)			$3	$(8)	3
Trading securities –Debt	2										2
Residential mortgage servicing rights	774	23			49		$16	(42)			820	23
Commercial mortgage servicing rights	448	8			16		22	(21)			473	8
Commercial mortgage loans held for sale	981	18				(1,343)	1,205	(1)			860	6
Equity investments
Direct investments	1,120	19			17	(81)					1,075	21
Indirect investments	233	16				(31)			2		220	9
Loans	317	3			27	(4)		(15)		(4)	324	1
Other assets
BlackRock Series C Preferred Stock	209	12									221	12
Other	6										6
Total other assets	215	12									227	12
Total assets	$8,188	$166	(c)	$40	$113	$(1,474)	$1,243	$(340)	$5	$(12)	$7,929	$114	(d)
Liabilities
Financial derivatives (e)	$385	$21				$1		$(13)			$394	$25
Other borrowed funds	8						$24	(22)			10
Other liabilities	13						42	(35)			20
Total liabilities	$406	$21	(c)			$1	$66	$(70)			$424	$25	(d)

72    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended September 30, 2015

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2015 (a) (b)
Level 3 Instruments Only In millions	Fair Value Jun. 30, 2015	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2015
Assets
Securities available for sale
Residential mortgage- backed non-agency	$4,424	$30		$(9)				$(230)			$4,215
Asset-backed	531	5		2				(27)			511	$(1)
State and municipal	16										16
Other debt	33			(1)	$8	$(5)		(5)			30
Total securities available for sale	5,004	35		(8)	8	(5)		(262)			4,772	(1)
Financial derivatives	36	39						(30)			45	48
Residential mortgage loans held for sale	10	1			4	(1)			$2	$(11)	5
Trading securities – Debt	3										3
Residential mortgage servicing rights	1,015	(137)			111		$23	(50)			962	(136)
Commercial mortgage servicing rights	543	(44)			15		14	(23)			505	(44)
Commercial mortgage loans held for sale	757	19				(846)	874	(2)			802	7
Equity investments – direct investments	1,191	36			87	(99)					1,215	39
Loans	365	4			29	(13)		(24)	10	(21)	350	1
Other assets
BlackRock Series C
Preferred Stock	363	(51)									312	(51)
Other	7										7
Total other assets	370	(51)									319	(51)
Total assets	$9,294	$(98	) (c)	$(8)	$254	$(964)	$911	$(391)	$12	$(32)	$8,978	$(137	)(d)
Liabilities
Financial derivatives (e)	$498	$(54)						$(1)			$443	$(57)
Other borrowed funds	165	1					$23	(127)			62
Other liabilities	10										10
Total liabilities	$673	$(53	) (c)				$23	$(128)			$515	$(57	)(d)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    73

(continued from previous page)

Nine Months Ended September 30, 2016

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2016 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2015	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3		Transfers out of Level 3	Fair Value Sept. 30, 2016
Assets
Securities available for sale
Residential mortgage-backed non-agency	$4,008	$58		$4		$(60)		$(597)				$3,413	$(1)
Asset-backed	482	10						(67)				425
State and municipal	15							(1)				14
Other debt	30	1			$10	(18)		(2)				21
Total securities available for sale	4,535	69		4	10	(78)		(667)				3,873	(1)
Financial derivatives	31	106			1			(86)				52	101
Residential mortgage loans held for sale	5				9	(2)			$8		$(17)	3
Trading securities – Debt	3							(1)				2
Residential mortgage servicing rights	1,063	(316)			154		$39	(120)				820	(308)
Commercial mortgage servicing rights	526	(56)			25		45	(67)				473	(56)
Commercial mortgage loans held for sale	641	55				(2,797)	2,981	(20)				860	4
Equity investments
Direct investments	1,098	85			135	(243)						1,075	84
Indirect investments		16				(31)			235	(f)		220	9
Loans	340	6			82	(18)		(57)			(29)	324	3
Other assets
BlackRock Series C Preferred Stock	357	2						(138)				221	2
Other	7	2		(2)		(1)						6
Total other assets	364	4		(2)		(1)		(138)				227	2
Total assets	$8,606	$(31	) (c)	$2	$416	$(3,170)	$3,065	$(1,156)	$243		$(46)	$7,929	$(162	) (d)
Liabilities
Financial derivatives (e)	$473	$90				$4		$(173)				$394	$92
Other borrowed funds	12						$64	(66)				10
Other liabilities	10	1					114	(105)				20
Total liabilities	$495	$91	(c)			$4	$178	$(344)				$424	$92	(d)

74    The PNC Financial Services Group, Inc. – Form 10-Q

Nine Months Ended September 30, 2015

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2015 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2014	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2015
Assets
Securities available for sale
Residential mortgage-backed non-agency	$4,798	$85		$(31)				$(637)			$4,215	$(1)
Commercial mortgage-backed non-agency		8						(8)
Asset-backed	563	16		11				(79)			511	(1)
State and municipal	134			(1)				(117)			16
Other debt	30	1		(1)	$11	$(5)		(6)			30
Total securities available for sale	5,525	110		(22)	11	(5)		(847)			4,772	(2)
Financial derivatives	42	126			1			(124)			45	115
Residential mortgage loans held for sale	6	1			21	(3)		(1)	$4	$(23)	5	1
Trading securities – Debt	32							(29)			3
Residential mortgage servicing rights	845	(69)			261		$61	(136)			962	(69)
Commercial mortgage servicing rights	506	(26)			43		48	(66)			505	(26)
Commercial mortgage loans held for sale	893	63				(3,081)	2,965	(38)			802	3
Equity investments – direct investments	1,152	92			225	(254)					1,215	79
Loans	397	19			84	(21)		(96)	21	(54)	350	10
Other assets
BlackRock Series C Preferred Stock	375	(63)									312	(63)
Other	15					(7)		(1)			7
Total other assets	390	(63)				(7)		(1)			319	(63)
Total assets	$9,788	$253	(c)	$(22)	$646	$(3,371)	$3,074	$(1,338)	$25	$(77)	$8,978	$48	(d)
Liabilities
Financial derivatives (e)	$526	$(28)				$1		$(56)			$443	$(69)
Other borrowed funds	181	4					$69	(192)			62
Other liabilities	9	1									10
Total liabilities	$716	$(23	) (c)			$1	$69	$(248)			$515	$(69	) (d)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(c)	Net gains (realized and unrealized) included in earnings relating to Level 3 assets and liabilities were $145 million for the third quarter of 2016, while for the first nine months of 2016 there were $122 million of net losses (realized and unrealized) included in earnings. The comparative amounts included net losses (realized and unrealized) of $45 million for the third quarter of 2015 and net gains (realized and unrealized) of $276 million for the first nine months of 2015. These amounts also included amortization and accretion. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement, and the remaining net gains/(losses) (realized and unrealized) were included in Noninterest income on the Consolidated Income Statement.
(d)	Net unrealized gains relating to those assets and liabilities held at the end of the reporting period were $89 million for the third quarter of 2016, while for the first nine months of 2016 there were $254 million of net unrealized losses. The comparative amounts included net unrealized losses of $80 million for the third quarter of 2015 and net unrealized gains of $117 million for the first nine months of 2015. These amounts were included in Noninterest income on the Consolidated Income Statement.
(e)	Includes swaps entered into in connection with sales of certain Visa Class B common shares.
(f)	Reflects transfers into Level 3 associated with a change in valuation methodology.

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

The PNC Financial Services Group, Inc. – Form 10-Q    75

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 64: Fair Value Measurements – Recurring Quantitative Information

September 30, 2016

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$3,413	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-24.2% (7.2%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	0.0%-16.7% (5.4%)	(a	)
		pricing model (a)	Loss severity	10.0%-98.5% (53.2%)	(a	)
			Spread over the benchmark curve (b)	260bps weighted average	(a	)

Asset-backed securities	425	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-15.0% (6.3%)	(a	)
		using a discounted cash flow	Constant default rate (CDR)	2.0%-13.9% (6.6%)	(a	)
		pricing model (a)	Loss severity	24.2%-100.0% (78.0%)	(a	)
			Spread over the benchmark curve (b)	333bps weighted average	(a	)

Residential mortgage servicing rights	820	Discounted cash flow	Constant prepayment rate (CPR)	0.0%-41.3% (18.3%)
			Spread over the benchmark curve (b)	195bps-1,871bps (847bps)

Commercial mortgage servicing rights	473	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	6.1%-45.6% (7.8%) 5.1%-7.7% (7.5%)

Commercial mortgage loans held for sale	860	Discounted cash flow	Spread over the benchmark curve (b) Estimated servicing cash flows	66bps-1,220bps (527bps) 0.0%-4.7% (1.4%)

Equity investments – Direct investments	1,075	Multiple of adjusted earnings	Multiple of earnings	4.1x-12.0x (7.6x)

Equity investments – Indirect investments	220	Consensus pricing (c)	Liquidity discount	0.0%-40.0%

Loans – Residential real estate	127	Consensus pricing (c)	Cumulative default rate	11.0%-100.0% (88.0%)
			Loss severity	0.0%-100.0% (24.4%)
			Discount rate	4.7%-6.7% (5.1%)
	114	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	3.9% weighted average

Loans – Home equity	83	Consensus pricing (c)	Credit and Liquidity discount	0.0%-99.0% (57.0%)

BlackRock Series C Preferred Stock	221	Consensus pricing (c)	Liquidity discount	20.0%

BlackRock LTIP	(221)	Consensus pricing (c)	Liquidity discount	20.0%

Swaps related to sales of certain Visa Class B common shares	(156)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	164.4% weighted average
			Estimated growth rate of Visa
			Class A share price	14.0%
Insignificant Level 3 assets, net of liabilities (d)	51

Total Level 3 assets, net of liabilities (e)	$7,505

76    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2015

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Residential mortgage-backed non-agency securities	$4,008	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-24.2% (7.0%)	(a)
		using a discounted cash flow	Constant default rate (CDR)	0.0%-16.7% (5.4%)	(a)
		pricing model (a)	Loss severity	10.0%-98.5% (53.3%)	(a)
			Spread over the benchmark curve (b)	241bps weighted average	(a)
Asset-backed securities	482	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-14.0% (6.3%)	(a)
		using a discounted cash flow	Constant default rate (CDR)	1.7%-13.9% (6.8%)	(a)
		pricing model (a)	Loss severity	24.2%-100.0% (77.5%)	(a)
			Spread over the benchmark curve (b)	324bps weighted average	(a)
Residential mortgage servicing rights	1,063	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (b)	0.3%-46.5% (10.6%) 559bps-1,883bps (893bps)
Commercial mortgage servicing rights	526	Discounted cash flow	Constant prepayment rate (CPR)	3.9%-26.5% (5.7%)
			Discount rate	2.6%-7.7% (7.5%)
Commercial mortgage loans held for sale	641	Discounted cash flow	Spread over the benchmark curve (b)	85bps-4,270bps (547bps)
			Estimated servicing cash flows	0.0%-7.0% (0.9%)
Equity investments – Direct investments	1,098	Multiple of adjusted earnings	Multiple of earnings	4.2x-14.1x (7.6x)
Loans – Residential real estate	123	Consensus pricing (c)	Cumulative default rate	2.0%-100.0% (85.1%)
			Loss severity	0.0%-100.0% (27.3%)
			Discount rate	4.9%-7.0% (5.2%)
	116	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	3.9% weighted average
Loans – Home equity	101	Consensus pricing (c)	Credit and Liquidity discount	26.0%-99.0% (54.0%)
BlackRock Series C Preferred Stock	357	Consensus pricing (c)	Liquidity discount	20.0%
BlackRock LTIP	(357)	Consensus pricing (c)	Liquidity discount	20.0%
Swaps related to sales of certain Visa Class B common shares	(104)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	164.3% weighted average
			Estimated growth rate of Visa Class
			A share price	16.3%
Insignificant Level 3 assets, net of
liabilities (d)	57

Total Level 3 assets, net of liabilities (e)	$8,111
(a)	Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of September 30, 2016 totaling $2.9 billion and $.4 billion, respectively, were priced by a third-party vendor using a discounted cash flow pricing model that incorporates consensus pricing, where available. The comparable amounts as of December 31, 2015 were $3.4 billion and $.4 billion, respectively. The significant unobservable inputs for these securities were provided by the third-party vendor and are disclosed in the table. Our procedures to validate the prices provided by the third-party vendor related to these securities are discussed further in the Assets and Liabilities Measured at Fair Value on a Recurring Basis section of Note 7 Fair Value in our 2015 Form 10-K. Certain Level 3 residential mortgage-backed non-agency and asset-backed securities with fair values as of September 30, 2016 of $518 million and $28 million, respectively, were valued using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not reasonably available. The comparable amounts as of December 31, 2015 were $629 million and $34 million, respectively.
(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.
(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, state and municipal securities, other debt securities, residential mortgage loans held for sale, other assets, other borrowed funds (ROAPs) and other liabilities. For additional information, please see the Assets and Liabilities Measured at Fair Value on a Recurring Basis discussion included in Note 7 Fair Value in our 2015 Form 10-K.
(e)	Consisted of total Level 3 assets of $7.9 billion and total Level 3 liabilities of $.4 billion as of September 30, 2016 and $8.6 billion and $.5 billion as of December 31, 2015, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 65 and Table 66. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 7 Fair Value in our 2015 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    77

Table 65: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2016	December 31 2015	September 30 2016	September 30 2015	September 30 2016	September 30 2015
Assets
Nonaccrual loans	$180	$30	$(32)	$(41)	$(81)	$(48)
OREO and foreclosed assets	108	137	(6)	(6)	(15)	(18)
Insignificant assets (b)	19	28		(2)	(5)	(16)
Total assets	$307	$195	$(38)	$(49)	$(101)	$(82)
(a)	All Level 3 as of September 30, 2016 and December 31, 2015.
(b)	Represents the aggregate amount of assets measured at fair value on a nonrecurring basis that are individually and in the aggregate insignificant. The amount includes certain equity investments and long-lived assets held for sale.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 66: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
September 30, 2016
Assets
Nonaccrual loans	$ 126	LGD percentage (a)	Loss severity	5.4%-77.8% (35.3%)
	54	Fair value of property or collateral	Appraised value/sales price	Not meaningful
OREO and foreclosed assets	108	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Insignificant assets	19

Total assets	$307
December 31, 2015
Assets
Nonaccrual loans	$ 20	LGD percentage (a)	Loss severity	8.1%-73.3% (58.6%)
	10	Fair value of property or collateral	Appraised value/sales price	Not meaningful
OREO and foreclosed assets	137	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Insignificant assets	28

Total assets	$195
(a)	LGD percentage represents the amount that PNC expects to lose in the event a borrower defaults on an obligation.

Financial Instruments Accounted For Under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, please refer to Note 7 Fair Value in our 2015 Form 10-K.

Table 67: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2016	September 30 2015	September 30 2016	September 30 2015
Assets
Customer resale agreements	$(1)	$(1)	$(1)	$(1)
Commercial mortgage loans held for sale	$16	$25	$65	$81
Residential mortgage loans held for sale	$55	$56	$161	$127
Residential mortgage loans – portfolio	$7	$8	$24	$37
BlackRock Series C Preferred Stock	$12	$(51)	$2	$(63)
Other assets	$15		$(5)	$2
Liabilities
Other borrowed funds		$(2)		$(4)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

78    The PNC Financial Services Group, Inc. – Form 10-Q

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 68: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2016
Assets
Customer resale agreements	$136	$133	$3
Residential mortgage loans held for sale
Performing loans	1,122	1,071	51
Accruing loans 90 days or more past due	1	1
Nonaccrual loans	4	5	(1)
Total	1,127	1,077	50
Commercial mortgage loans held for sale (a)
Performing loans	855	865	(10)
Nonaccrual loans	5	9	(4)
Total	860	874	(14)
Residential mortgage loans – portfolio
Performing loans	231	276	(45)
Accruing loans 90 days or more past due	420	420
Nonaccrual loans	223	354	(131)
Total	874	1,050	(176)
Other assets	163	164	(1)
Liabilities
Other borrowed funds	$78	$80	$(2)
December 31, 2015
Assets
Customer resale agreements	$137	$133	$4
Residential mortgage loans held for sale
Performing loans	832	804	28
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	7	8	(1)
Total	843	816	27
Commercial mortgage loans held for sale (a)
Performing loans	639	659	(20)
Nonaccrual loans	2	3	(1)
Total	641	662	(21)
Residential mortgage loans – portfolio
Performing loans	204	260	(56)
Accruing loans 90 days or more past due	475	478	(3)
Nonaccrual loans	226	361	(135)
Total	905	1,099	(194)
Other assets	164	159	5
Liabilities
Other borrowed funds	$93	$95	$(2)
(a)	There were no accruing loans 90 days or more past due within this category at September 30, 2016 or December 31, 2015.

The PNC Financial Services Group, Inc. – Form 10-Q    79

Additional Fair Value Information Related to Other Financial Instruments

The following table presents the carrying amounts and estimated fair values, including the level within the fair value hierarchy, of all other financial instruments that are not measured on the consolidated financial statements at fair value as of September 30, 2016 and December 31, 2015.

Table 69: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
September 30, 2016
Assets
Cash and due from banks	$4,531	$4,531	$4,531
Short-term assets	29,125	29,125		$29,125
Securities held to maturity	16,573	17,113	330	16,669	$114
Loans held for sale	66	65		47	18
Net loans (excludes leases)	199,570	202,758			202,758
Other assets	1,748	2,225		1,731	494
Total assets	$251,613	$255,817	$4,861	$47,572	$203,384
Liabilities
Demand, savings and money market deposits	$241,146	$241,146		$241,146
Time deposits	18,749	18,806		18,806
Borrowed funds	51,222	52,073		50,616	$1,457
Unfunded loan commitments and letters of credit	289	289			289
Other liabilities	67	67		67
Total liabilities	$311,473	$312,381		$310,635	$1,746
December 31, 2015
Assets
Cash and due from banks	$4,065	$4,065	$4,065
Short-term assets	32,959	32,959		$32,959
Securities held to maturity	14,768	15,002	298	14,698	$6
Loans held for sale	56	56		22	34
Net loans (excludes leases)	195,579	197,611			197,611
Other assets	1,817	2,408		1,786	622
Total assets	$249,244	$252,101	$4,363	$49,465	$198,273
Liabilities
Demand, savings and money market deposits	$228,492	$228,492		$228,492
Time deposits	20,510	20,471		20,471
Borrowed funds	53,761	54,002		52,578	$1,424
Unfunded loan commitments and letters of credit	245	245			245
Total liabilities	$303,008	$303,210		$301,541	$1,669

The aggregate fair values in the preceding table represent only a portion of the total market value of PNC’s assets and liabilities as, in accordance with the guidance related to fair value of financial instruments, Table 69 excludes the following:

•	financial instruments recorded at fair value on a recurring basis,
•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	mortgage servicing rights,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 69, see Note 7 Fair Value in our 2015 Form 10-K.

80    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 7 GOODWILL AND INTANGIBLE ASSETS

Goodwill

See Note 8 Goodwill and Intangible Assets in our 2015 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights

We recognize the right to service mortgage loans for others as an intangible asset. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $1.3 billion and $1.6 billion at September 30, 2016 and December 31, 2015, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 70: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2016	2015	2016	2015
January 1	$526	$506	$1,063	$845
Additions:
From loans sold with servicing retained	45	48	39	61
Purchases	25	43	154	261
Changes in fair value due to:
Time and payoffs (a)	(67)	(66)	(120)	(136)
Other (b)	(56)	(26)	(316)	(69)
September 30	$473	$505	$820	$962
Related unpaid principal balance at September 30	$139,976	$143,915	$126,189	$121,680
Servicing advances at September 30	$251	$277	$322	$431
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2016 are shown in the tables below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments.

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

The PNC Financial Services Group, Inc. – Form 10-Q    81

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 71: Commercial Mortgage Loan Servicing Rights –Key Valuation Assumptions

Dollars in millions	September 30 2016	December 31 2015
Fair value	$473	$526
Weighted-average life (years)	4.4	4.7
Weighted-average constant prepayment rate	7.75%	5.71%
Decline in fair value from 10% adverse change	$10	$10
Decline in fair value from 20% adverse change	$20	$19
Effective discount rate	7.53%	7.49%
Decline in fair value from 10% adverse change	$12	$14
Decline in fair value from 20% adverse change	$24	$29

Table 72: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2016	December 31 2015
Fair value	$820	$1,063
Weighted-average life (years)	4.2	6.3
Weighted-average constant prepayment rate	18.28%	10.61%
Decline in fair value from 10% adverse change	$50	$44
Decline in fair value from 20% adverse change	$94	$85
Weighted-average option adjusted spread	847bps	893bps
Decline in fair value from 10% adverse change	$23	$34
Decline in fair value from 20% adverse change	$44	$67

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.1 billion for both the three months ended September 30, 2016 and 2015, respectively, and $.4 billion for both the nine months ended September 30, 2016 and 2015, respectively. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

Other Intangible Assets

Other intangible assets consist primarily of core deposit intangibles, customer lists and non-compete agreements. See Note 8 Goodwill and Intangible Assets in our 2015 Form 10-K for more information regarding our other intangible assets.

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

The components of our net periodic pension and postretirement benefit cost for the three and nine months ended September 30, 2016 and 2015, respectively, were as follows:

82    The PNC Financial Services Group, Inc. – Form 10-Q

Table 73: Net Periodic Pension and Postretirement Benefit Costs

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended September 30 In millions	2016	2015	2016	2015	2016	2015
Net periodic cost consists of:
Service cost	$26	$27	$1	$1	$1	$1
Interest cost	46	44	3	3	4	4
Expected return on plan assets	(70)	(75)			(1)
Amortization of prior service credit	(2)	(2)				(1)
Amortization of actuarial losses	12	8	1	2
Net periodic cost/(benefit)	$12	$2	$5	$6	$4	$4

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Nine months ended September 30 In millions	2016	2015	2016	2015	2016	2015
Net periodic cost consists of:
Service cost	$77	$80	$2	$2	$4	$4
Interest cost	139	133	9	9	11	11
Expected return on plan assets	(211)	(223)			(3)
Amortization of prior service credit	(5)	(6)			(1)	(1)
Amortization of actuarial losses	34	23	3	5
Net periodic cost/(benefit)	$34	$7	$14	$16	$11	$14

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 14 Financial Derivatives in our Notes To Consolidated Financial Statements under Item 8 in our 2015 Form 10-K.

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by PNC:

Table 74: Total Gross Derivatives

	September 30, 2016			December 31, 2015
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives designated as hedging instruments under GAAP	$52,466	$1,645	$309	$52,074	$1,159	$174
Derivatives not designated as hedging instruments under GAAP	296,321	5,502	5,098	295,902	3,782	3,628
Total gross derivatives	$348,787	$7,147	$5,407	$347,976	$4,941	$3,802
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.

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

The PNC Financial Services Group, Inc. – Form 10-Q    83

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

Further detail regarding the notional amounts and fair values related to derivatives designated in hedge relationships is presented in the following table:

Table 75: Derivatives Designated As Hedging Instruments under GAAP

	September 30, 2016			December 31, 2015
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Interest rate contracts:
Fair value hedges:
Receive-fixed swaps	$25,972	$989	$1	$25,756	$699	$18
Pay-fixed swaps (c)	7,715	1	307	5,934	13	153
Subtotal	33,687	990	308	31,690	712	171
Cash flow hedges:
Receive-fixed swaps	17,579	487	1	17,879	412	2
Forward purchase commitments	200	1		1,400	4	1
Subtotal	17,779	488	1	19,279	416	3
Foreign exchange contracts:
Net investment hedges	1,000	167		1,105	31
Total derivatives designated as hedging instruments	$52,466	$1,645	$309	$52,074	$1,159	$174
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Includes zero-coupon swaps.

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 76: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges (a)

			Three months ended				Nine months ended
			September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
Interest rate contracts	U.S. Treasury and Government Agencies and Other Debt Securities	Investment securities (interest income)	$51	$(53)	$(92)	$94	$(158)	$161	$(80)	$82
Interest rate contracts	Subordinated Debt and Bank Notes and Senior Debt	Borrowed funds (interest expense)	(232)	231	305	(323)	330	(369)	198	(236)
Total (a)			$(181)	$178	$213	$(229)	$172	$(208)	$118	$(154)
(a)	The difference between the gains (losses) recognized in income on derivatives and their related hedged items represents the ineffective portion of the change in value of our fair value hedge derivatives.

84    The PNC Financial Services Group, Inc. – Form 10-Q

Cash Flow Hedges

We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. For these cash flow hedges, any changes in the fair value of the derivatives that are effective in offsetting changes in the forecasted interest cash flows are recorded in Accumulated other comprehensive income and are reclassified to interest income in conjunction with the recognition of interest received on the loans. In the 12 months that follow September 30, 2016, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $199 million pretax, or $130 million after-tax, in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2016. The maximum length of time over which forecasted loan cash flows are hedged is five years. We use statistical regression analysis to assess the effectiveness of these hedge relationships at both the inception of the hedge relationship and on an ongoing basis.

We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. As a result, hedge ineffectiveness, if any, is typically minimal. Gains and losses on these forward contracts are recorded in Accumulated other comprehensive income and are recognized in earnings when the hedged cash flows affect earnings. In the 12 months that follow September 30, 2016, we expect to reclassify from the amount currently reported in Accumulated other comprehensive income, net derivative gains of $56 million pretax, or $36 million after-tax, as adjustments of yield on investment securities. As of September 30, 2016, the maximum length of time over which forecasted purchase contracts are hedged is one month.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy.

During the first nine months of 2016 and 2015, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 77: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Three months ended September 30		Nine months ended September 30
In millions	2016	2015	2016	2015
Gains (losses) on derivatives recognized in OCI – (effective portion)	$(63)	$326	$328	$522
Less: Gains (losses) reclassified from accumulated OCI into income – (effective portion)
Interest income	61	80	190	220
Noninterest income	1	12		(1)
Total gains (losses) reclassified from accumulated OCI into income – (effective portion)	$62	$92	$190	$219
Net unrealized gains (losses) on cash flow hedge derivatives	$(125)	$234	$138	$303
(a)	All cash flow hedge derivatives are interest rate contracts as of September 30, 2016 and September 30, 2015.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not significant for the periods presented.

Net Investment Hedges

We enter into foreign currency forward contracts to hedge non-U.S. Dollar (USD) net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness. During the first nine months of 2016 and 2015, there was no net investment hedge ineffectiveness. Gains (losses) on net investment hedge derivatives recognized in OCI were net gains of $27 million for the three months ended September 30, 2016 and net gains of $136 million for the nine months ended September 30, 2016 compared with net gains of $43 million for the three months ended September 30, 2015 and net gains of $32 million for the nine months ended September 30, 2015.

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP.

For additional information on derivatives not designated as hedging instruments under GAAP see Note 14 Financial Derivatives in our 2015 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    85

Further detail regarding the notional amounts and fair values related to derivatives not designated in hedge relationships is presented in the following table:

Table 78: Derivatives Not Designated As Hedging Instruments under GAAP

	September 30, 2016			December 31, 2015
In millions	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional/ Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts:
Swaps	$37,604	$1,369	$893	$37,505	$758	$416
Swaptions	1,231	13	7	650	27	14
Futures (c)	18,428			17,653
Futures options				6,000		1
Mortgage-backed securities commitments	6,026	14	1	3,920	4	8
Subtotal	63,289	1,396	901	65,728	789	439
Loan sales
Interest rate contracts:
Futures (c)	15			20
Bond options	200			200	2
Mortgage-backed securities commitments	6,546	8	19	6,363	16	8
Residential mortgage loan commitments	2,231	32		1,580	16
Subtotal	8,992	40	19	8,163	34	8
Subtotal	$72,281	$1,436	$920	$73,891	$823	$447
Derivatives used for commercial mortgage banking activities:
Interest rate contracts:
Swaps	$4,925	$136	$64	$3,945	$77	$46
Swaptions				439
Futures (c)	3,322			18,454
Commercial mortgage loan commitments	1,407	15	7	1,176	11	6
Subtotal	9,654	151	71	24,014	88	52
Credit contracts	35			77
Subtotal	$9,689	$151	$71	$24,091	$88	$52
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	$168,512	$3,516	$3,520	$157,041	$2,507	$2,433
Caps/floors – Sold	5,140		10	5,337		11
Caps/floors – Purchased	6,462	19		6,383	18
Swaptions	4,773	150	6	4,363	86	13
Futures (c)	3,077			1,673
Mortgage-backed securities commitments	2,012	2	3	1,910	5	2
Subtotal	189,976	3,687	3,539	176,707	2,616	2,459
Foreign exchange contracts	12,064	185	159	10,888	194	198
Credit contracts	6,397	3	7	5,026	2	4
Subtotal	$208,437	$3,875	$3,705	$192,621	$2,812	$2,661
Derivatives used for other risk management activities:
Foreign exchange contracts	$3,061	$40	$25	$2,742	$59	$6
Other contracts (d)	2,853		377	2,557		462
Subtotal	$5,914	$40	$402	$5,299	$59	$468
Total derivatives not designated as hedging instruments	$296,321	$5,502	$5,098	$295,902	$3,782	$3,628
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.
(d)	Includes PNC’s obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

86    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 79: Gains (Losses) on Derivatives Not Designated As Hedging Instruments under GAAP

	Three months ended September 30		Nine months ended September 30
In millions	2016	2015	2016	2015
Derivatives used for residential mortgage banking activities:
Residential mortgage servicing
Interest rate contracts	$7	$144	$343	$159
Loan sales
Interest rate contracts	16	(6)	13	62
Gains (losses) included in residential mortgage banking activities (a)	$23	$138	$356	$221
Derivatives used for commercial mortgage banking activities:
Interest rate contracts (b) (c)	$(5)	$42	$75	$47
Gains (losses) from commercial mortgage banking activities	$(5)	$42	$75	$47
Derivatives used for customer-related activities:
Interest rate contracts	$23	$10	$20	$44
Foreign exchange contracts	26	23	72	56
Gains (losses) from customer-related activities (c)	$49	$33	$92	$100
Derivatives used for other risk management activities:
Interest rate contracts				$1
Foreign exchange contracts	$26	$94	$(3)	208
Other contracts (d)	(22)	47	(88)	54
Gains (losses) from other risk management activities (c)	$4	$141	$(91)	$263
Total gains (losses) from derivatives not designated as hedging instruments	$71	$354	$432	$631
(a)	Included in Residential mortgage noninterest income.
(b)	Included in Corporate services noninterest income.
(c)	Included in Other noninterest income.
(d)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

Credit Derivatives – Risk Participation Agreements

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The notional amount of risk participation agreements sold was $3.9 billion at September 30, 2016 and $2.5 billion at December 31, 2015. Assuming all underlying third party customers referenced in the swap contracts defaulted at September 30, 2016, the exposure from these agreements would be $181 million based on the fair value of the underlying swaps, compared with $122 million at December 31, 2015.

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

The following derivative Table 80 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of September 30, 2016 and December 31, 2015. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

The PNC Financial Services Group, Inc. – Form 10-Q    87

Table 80: Derivative Assets and Liabilities Offsetting

	Gross Fair Value	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value		Securities Collateral Held/ (Pledged) Under Master Netting Agreements	Net Amounts
September 30, 2016 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts:
Cleared	$2,002	$1,793	$184	$25			$25
Over-the-counter	4,750	1,844	557	2,349		$314	2,035
Foreign exchange contracts	392	213	40	139			139
Credit contracts	3	1	1	1			1
Total derivative assets	$7,147	$3,851	$782	$2,514	(a)	$314	$2,200
Derivative liabilities
Interest rate contracts:
Cleared	$2,192	$1,794	$376	$22			$22
Over-the-counter	2,647	1,947	643	57			57
Foreign exchange contracts	184	105	24	55			55
Credit contracts	7	5	2
Other contracts	377			377			377
Total derivative liabilities	$5,407	$3,851	$1,045	$511	(b)		$511
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

88    The PNC Financial Services Group, Inc. – Form 10-Q

At September 30, 2016, we held cash, U.S. government securities and mortgage-backed securities totaling $1.2 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.6 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require PNC’s debt to maintain a specified credit rating from one or more of the major credit rating agencies. If PNC’s debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2016 was $1.3 billion for which PNC had posted collateral of $1.1 billion in the normal course of business. The maximum additional amount of collateral PNC would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2016 would be $.2 billion.

NOTE 10 EARNINGS PER SHARE

Table 81: Basic and Diluted Earnings per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2016	2015	2016	2015
Basic
Net income	$1,006	$1,073	$2,938	$3,121
Less:
Net income (loss) attributable to noncontrolling interests	18	18	60	23
Preferred stock dividends and discount accretion and redemptions	64	64	172	182
Net income attributable to common shares	924	991	2,706	2,916
Less:
Dividends and undistributed earnings allocated to participating securities	7		19	2
Net income attributable to basic common shares	$917	$991	$2,687	$2,914
Basic weighted-average common shares outstanding	490	512	496	516
Basic earnings per common share (a)	$1.87	$1.93	$5.41	$5.64
Diluted
Net income attributable to basic common shares	$917	$991	$2,687	$2,914
Less: Impact of BlackRock earnings per share dilution	4	4	10	14
Net income attributable to diluted common shares	$913	$987	$2,677	$2,900
Basic weighted-average common shares outstanding	490	512	496	516
Dilutive potential common shares	6	8	6	9
Diluted weighted-average common shares outstanding	496	520	502	525
Diluted earnings per common share (a)	$1.84	$1.90	$5.33	$5.52
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

The PNC Financial Services Group, Inc. – Form 10-Q    89

NOTE 11 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first nine months of 2015 and 2016 follows:

Table 82: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2015	523	$2,705	$3,946	$12,627	$26,200	$503	$(1,430)	$1,523	$46,074
Net income					3,098			23	3,121
Other comprehensive income (loss), net of tax						112			112
Cash dividends declared
Common ($1.50 per share)					(779)				(779)
Preferred					(178)				(178)
Preferred stock discount accretion			4		(4)
Common stock activity	1	3		36					39
Treasury stock activity	(14)			(58)			(1,407)		(1,465)
Preferred stock redemption – Series K			(500)						(500)
Other				70				(216)	(146)
Balance at September 30, 2015 (a)	510	$2,708	$3,450	$12,675	$28,337	$615	$(2,837)	$1,330	$46,278
Balance at January 1, 2016	504	$2,708	$3,452	$12,745	$29,043	$130	$(3,368)	$1,270	$45,980
Net income					2,878			60	2,938
Other comprehensive income (loss), net of tax						516			516
Cash dividends declared
Common ($1.57 per share)					(791)				(791)
Preferred					(168)				(168)
Preferred stock discount accretion			4		(4)
Common stock activity (b)		1		10					11
Treasury stock activity	(16)			(23)			(1,397)		(1,420)
Other				(29)				(192)	(221)
Balance at September 30, 2016 (a)	488	$2,709	$3,456	$12,703	$30,958	$646	$(4,765)	$1,138	$46,845
(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	Common stock activity totaled less than .5 million shares issued.

Warrants

We had 13.4 million warrants outstanding at both September 30, 2016 and December 31, 2015. Each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.33 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. The outstanding warrants will expire as of December 31, 2018, and are considered in the calculation of diluted earnings per common share in Note 10 Earnings Per Share in this Report.

90    The PNC Financial Services Group, Inc. – Form 10-Q

Details of other comprehensive income (loss) are as follows:

Table 83: Other Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2016	2015	2016	2015
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$(14)	$139	$791	$(75)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	5	6	19	20
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	6	(21)	20	42
Net increase (decrease), pre-tax	(25)	154	752	(137)
Effect of income taxes	10	(57)	(275)	50
Net increase (decrease), after-tax	(15)	97	477	(87)
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	38	3	16	8
Less: OTTI losses realized on securities reclassified to noninterest income		(1)	(1)	(3)
Net increase (decrease), pre-tax	38	4	17	11
Effect of income taxes	(14)	(1)	(6)	(4)
Net increase (decrease), after-tax	24	3	11	7
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(63)	326	328	522
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	51	74	167	202
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	10	6	23	18
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	1	12		(1)
Net increase (decrease), pre-tax	(125)	234	138	303
Effect of income taxes	45	(86)	(51)	(111)
Net increase (decrease), after-tax	(80)	148	87	192
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity			(5)	36
Amortization of actuarial loss (gain) reclassified to other noninterest expense	13	10	37	28
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)	(3)	(6)	(7)
Net increase (decrease), pre-tax	11	7	26	57
Effect of income taxes	(5)	(2)	(10)	(20)
Net increase (decrease), after-tax	6	5	16	37
Other
PNC’s portion of BlackRock’s OCI	(28)		(40)	(34)
Net investment hedge derivatives	27	43	136	32
Foreign currency translation adjustments and other (a)	(24)	(44)	(136)	(35)
Net increase (decrease), pre-tax	(25)	(1)	(40)	(37)
Effect of income taxes (a)		(16)	(35)
Net increase (decrease), after-tax	(25)	(17)	(75)	(37)
Total other comprehensive income, pre-tax	(126)	398	893	197
Total other comprehensive income, tax effect	36	(162)	(377)	(85)
Total other comprehensive income, after-tax	$(90)	$236	$516	$112
(a)	The earnings of PNC’s Luxembourg-UK lending business have been indefinitely reinvested; therefore, no U.S. deferred income tax has been recorded on the foreign currency translation of the investment.

The PNC Financial Services Group, Inc. – Form 10-Q    91

Table 84: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at June 30, 2015	$463	$78	$394	$(488)	$(68)	$379
Net activity	97	3	148	5	(17)	236
Balance at September 30, 2015	$560	$81	$542	$(483)	$(85)	$615
Balance at June 30, 2016	$778	$53	$597	$(544)	$(148)	$736
Net activity	(15)	24	(80)	6	(25)	(90)
Balance at September 30, 2016	$763	$77	$517	$(538)	$(173)	$646
Balance at December 31, 2014	$647	$74	$350	$(520)	$(48)	$503
Net activity	(87)	7	192	37	(37)	112
Balance at September 30, 2015	$560	$81	$542	$(483)	$(85)	$615
Balance at December 31, 2015	$286	$66	$430	$(554)	$(98)	$130
Net activity	477	11	87	16	(75)	516
Balance at September 30, 2016	$763	$77	$517	$(538)	$(173)	$646

NOTE 12 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 12 as well as those matters disclosed in Note 20 Legal Proceedings in Part II, Item 8 of our 2015 Form 10-K, in Note 14 Legal Proceedings in Part I, Item 1 of our first quarter 2016 Form 10-Q and in Note 12 Legal Proceedings in Part I, Item 1 of our second quarter 2016 Form 10-Q (such prior disclosure collectively referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2016, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount of up to approximately $525 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

92    The PNC Financial Services Group, Inc. – Form 10-Q

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

CBNV Mortgage Litigation

In August 2016, in the lawsuits consolidated for pre-trial proceedings in the U.S. District Court for the Western District of Pennsylvania under the caption In re: Community Bank of Northern Virginia Lending Practices Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674), we reached a settlement with the plaintiffs, subject to notice to the class and court approval. In September 2016, the court granted preliminary approval, authorized the sending of notice to the class, set the timing for objections and scheduled a final approval hearing for December 2016. Under this settlement, the matter will be submitted to binding arbitration before a panel of three arbitrators, who will determine whether we will pay the plaintiff class either an amount (inclusive of class counsel fees and expenses) we proposed ($24 million) or an amount proposed by the plaintiffs ($70 million), with no discretion to choose any other amount. The court has ordered the arbitrators to reach a decision by the end of March 2017.

Captive Mortgage Reinsurance Litigation

In September 2016, in White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928), pending in the U.S. District Court for the Eastern District of Pennsylvania, the plaintiffs moved to lift the stay and for permission to file a Third Amended Class Action Complaint. The proposed amended complaint, if allowed, would add claims under the Racketeer Influenced and Corrupt Organizations Act (RICO) and would assert that the RESPA claim is not barred by the statute of limitations because every acceptance of a reinsurance premium is a new “occurrence” for these purposes. We have opposed the motion to amend.

Pre-need Funeral Arrangements

The cross appeals by the PNC defendants and the plaintiffs in Jo Ann Howard, P.C., et al. v. Cassity, et al. (No. 4:09-CV-

1252-ERW) were argued before the U.S. Court of Appeals for the Eighth Circuit in September 2016.

Other Regulatory and Governmental Inquiries

PNC is the subject of investigations, audits and other forms of regulatory and governmental inquiry covering a broad range of issues in our consumer, mortgage, brokerage, securities and other financial services businesses, as well as other aspects of our operations. In some cases, these inquiries are part of reviews of specified activities at multiple industry participants; in others, they are directed at PNC individually. These inquiries, including those described below and in Prior Disclosure, may lead to administrative, civil or criminal proceedings, and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs and other consequences. These inquiries may result in significant reputational harm or other adverse collateral consequences even if direct resulting remedies are not material to PNC.

•

Through the U.S. Attorney’s Office for the District of Maryland, the office of the Inspector General for the Small Business Administration (SBA) served a subpoena on PNC in 2012 requesting documents concerning PNC’s relationship with, including SBA-guaranteed loans made through, a broker named Jade Capital Investments, LLC (Jade), as well as information regarding other PNC-originated SBA guaranteed loans made to businesses located in the State of Maryland, the Commonwealth of Virginia, and Washington, D.C. Certain of the Jade loans have been identified in an indictment and subsequent superseding indictment charging persons associated with Jade with conspiracy to commit bank fraud, substantive violations of the federal bank fraud statute, and money laundering. In August 2016, we completed a settlement, without any admission of liability, in the amount of $9.5 million that resolves the U.S. Attorney’s Office investigation.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described in this Note 12 and in Prior Disclosure.

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

The PNC Financial Services Group, Inc. – Form 10-Q    93

whom we may have indemnification obligations, whether in the proceedings or other matters described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of the loss resulting from the claim and the amount of income otherwise reported for the reporting period.

See Note 21 Commitments and Guarantees in Part II, Item 8 of our 2015 Form 10-K for additional information regarding the Visa indemnification and our other obligations to provide indemnification, including to current and former officers, directors, employees and agents of PNC and companies we have acquired.

NOTE 13 COMMITMENTS AND GUARANTEES

Commitments

In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of September 30, 2016 and December 31, 2015, respectively.

Table 85: Commitments to Extend Credit and Other Commitments

In millions	September 30 2016	December 31 2015
Commitments to extend credit
Total commercial lending	$104,124	$101,252
Home equity lines of credit	17,316	17,268
Credit card	21,907	19,937
Other	4,493	4,032
Total commitments to extend credit	147,840	142,489
Net outstanding standby letters of credit (a)	8,760	8,765
Reinsurance agreements (b)	1,880	2,010
Standby bond purchase agreements (c)	868	911
Other commitments (d)	980	966
Total commitments to extend credit and other commitments	$160,328	$155,141
(a)	Net outstanding standby letters of credit include $4.4 billion and $4.7 billion which support remarketing programs at September 30, 2016 and December 31, 2015, respectively.
(b)	Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts, and reflects estimates based on availability of financial information from insurance carriers. As of September 30, 2016, the aggregate maximum exposure amount comprised $1.6 billion for accidental death & dismemberment contracts and $.3 billion for credit life, accident & health contracts. Comparable amounts at December 31, 2015 were $1.6 billion and $.4 billion, respectively.
(c)	We enter into standby bond purchase agreements to support municipal bond obligations.
(d)	Includes $.4 billion and $.5 billion related to investments in qualified affordable housing projects at September 30, 2016 and December 31, 2015, respectively.

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

Table 86: Internal Credit Ratings Related to Net Outstanding Standby Letters of Credit

	September 30 2016	December 31 2015
Internal credit ratings (as a percentage of portfolio):
Pass (a)	92%	93%
Below pass (b)	8%	7%
(a)	Indicates that expected risk of loss is currently low.
(b)	Indicates a higher degree of risk of default.

94    The PNC Financial Services Group, Inc. – Form 10-Q

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2016 had terms ranging from less than 1 year to 8 years.

As of September 30, 2016, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at September 30, 2016 and is included in Other liabilities on our Consolidated Balance Sheet.

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

Table 87 shows the amounts owed under resale and repurchase agreements and the securities collateral associated with those agreements where a legal opinion supporting the enforceability of the offsetting rights has been obtained. We do not present resale and repurchase agreements entered into with the same counterparty under a legally enforceable master netting agreement on a net basis on our Consolidated Balance Sheet or within Table 87.

Refer to Note 9 Financial Derivatives for additional information related to offsetting of financial derivatives.

The PNC Financial Services Group, Inc. – Form 10-Q    95

Table 87: Resale and Repurchase Agreements Offsetting

In millions	Gross Resale/ Repurchase Agreements	Amounts Offset on the Consolidated Balance Sheet	Net Resale/ Repurchase Agreements (a)	Securities Collateral Held/Pledged Under Master Netting Agreements (b)	Net Amounts
Resale Agreements
September 30, 2016	$637		$637	$563	$74	(c)
December 31, 2015	$1,082		$1,082	$1,008	$74	(c)
Repurchase Agreements (d)
September 30, 2016	$1,231		$1,231	$532	$699	(e)
December 31, 2015	$1,767		$1,767	$1,014	$753	(e)
(a)	Resale agreements are included on the Consolidated Balance Sheet in Federal funds sold and resale agreements. Repurchase agreements are included on the Consolidated Balance Sheet in Federal funds purchased and repurchase agreements.
(b)	Represents the fair value of securities collateral purchased or sold, up to the amount owed under the agreement, for agreements supported by a legally enforceable master netting agreement.
(c)	Represents certain long term resale agreements which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting.
(d)	Repurchase agreements have remaining contractual maturities that are classified as overnight or continuous. As of September 30, 2016 and December 31, 2015, the collateral pledged under these agreements consisted primarily of residential mortgage-backed agency securities.
(e)	Represents overnight repurchase agreements entered into with municipalities, pension plans, and certain trusts and insurance companies which are fully collateralized but do not have the benefits of a netting opinion and, therefore, might be subject to a stay in insolvency proceedings and therefore are not eligible under ASC 210-20 for netting. There were no long term repurchase agreements as of September 30, 2016 and December 31, 2015.

NOTE 14 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

96    The PNC Financial Services Group, Inc. – Form 10-Q

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

Asset Management Group includes personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions, and trust management and administration for individuals and their families. Our Hawthorn unit provides multi-generational family planning including wealth strategy, investment management, private banking, tax and estate planning guidance, performance reporting and personal administration services to ultra high net worth families. Institutional asset management provides advisory, custody administration and retirement administration services. The business also offers

PNC proprietary mutual funds and investment strategies. Institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments, primarily located in our geographic footprint.

Residential Mortgage Banking directly originates first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint. Mortgage loans represent loans collateralized by one-to-four family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and either sold with servicing retained or held on PNC’s balance sheet. Loan sales are primarily to secondary mortgage conduits of FNMA, FHLMC, Federal Home Loan Banks and third-party investors, or are securitized and issued under the GNMA program. The mortgage servicing operation performs all functions related to servicing mortgage loans, primarily those in first lien position, for various investors and for loans owned by PNC.

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

We hold an equity investment in BlackRock, which provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At September 30, 2016, our economic interest in BlackRock was 22%. PNC received cash dividends from BlackRock of $248 million and $240 million during the first nine months of 2016 and 2015, respectively.

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit and a small commercial lending portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

The PNC Financial Services Group, Inc. – Form 10-Q    97

Table 88: Results Of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated (a)
2016
Income Statement
Net interest income	$1,120	$840	$74	$28		$72	$(39)	$2,095
Noninterest income	527	517	220	163	$189	8	110	1,734
Total revenue	1,647	1,357	294	191	189	80	71	3,829
Provision for credit losses (benefit)	104	12	(3)			(22)	(4)	87
Depreciation and amortization	40	35	11	3			120	209
Other noninterest expense	1,151	520	195	167		16	136	2,185
Income (loss) before income taxes and noncontrolling interests	352	790	91	21	189	86	(181)	1,348
Income taxes (benefit)	129	253	33	8	41	32	(154)	342
Net income (loss)	$223	$537	$58	$13	$148	$54	$(27)	$1,006
Average Assets (b)	$71,219	$139,806	$7,588	$6,160	$7,026	$5,302	$126,769	$363,870
2015
Income Statement
Net interest income	$1,068	$855	$71	$31		$90	$(53)	$2,062
Noninterest income	574	476	207	135	$181	16	124	1,713
Total revenue	1,642	1,331	278	166	181	106	71	3,775
Provision for credit losses (benefit)	57	46	(2)	2		(25)	3	81
Depreciation and amortization	42	36	10	4			109	201
Other noninterest expense	1,148	497	201	167		23	115	2,151
Income (loss) before income taxes and noncontrolling interests	395	752	69	(7)	181	108	(156)	1,342
Income taxes (benefit)	144	250	25	(3)	42	40	(229)	269
Net income (loss)	$251	$502	$44	$(4)	$139	$68	$73	$1,073
Average Assets (b)	$72,916	$131,613	$7,902	$6,513	$6,813	$6,460	$126,370	$358,587

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated (a)
2016
Income Statement
Net interest income	$3,350	$2,500	$227	$81		$220	$(117)	$6,261
Noninterest income	1,628	1,484	636	450	$500	35	294	5,027
Total revenue	4,978	3,984	863	531	500	255	177	11,288
Provision for credit losses (benefit)	210	188				(16)	(16)	366
Depreciation and amortization	121	107	34	8			356	626
Other noninterest expense	3,388	1,518	584	450		57	412	6,409
Income (loss) before income taxes and noncontrolling interests	1,259	2,171	245	73	500	214	(575)	3,887
Income taxes (benefit)	461	713	90	27	110	79	(531)	949
Net income (loss)	$798	$1,458	$155	$46	$390	$135	$(44)	$2,938
Average Assets (b)	$71,658	$137,884	$7,743	$6,078	$7,026	$5,580	$123,638	$359,607
2015
Income Statement
Net interest income	$3,150	$2,515	$215	$91		$302	$(87)	$6,186
Noninterest income	1,652	1,397	658	488	$532	34	425	5,186
Total revenue	4,802	3,912	873	579	532	336	338	11,372
Provision for credit losses (benefit)	151	83	11	2		(61)	(5)	181
Depreciation and amortization	127	109	33	11			315	595
Other noninterest expense	3,431	1,485	603	499		73	381	6,472
Income (loss) before income taxes and noncontrolling interests	1,093	2,235	226	67	532	324	(353)	4,124
Income taxes (benefit)	399	743	83	24	125	119	(490)	1,003
Net income	$694	$1,492	$143	$43	$407	$205	$137	$3,121
Average Assets (b)	$73,430	$131,678	$7,922	$6,962	$6,813	$6,880	$119,448	$353,133
(a)	There were no material intersegment revenues for the three and nine months ended September 30, 2016 and 2015.
(b)	Period-end balances for BlackRock.

98    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 15 SUBSEQUENT EVENTS

On November 1, 2016, we issued 525,000 depositary shares, each representing a 1/100th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S, in an underwritten public offering resulting in gross proceeds of $525 million to us before commissions and expenses. We issued 5,250 shares of Series S Preferred Stock to the depositary in this transaction. We intend to use the net proceeds from the sale of the depositary shares for general corporate purposes, which may include advances to our subsidiaries to finance their activities, repayment of outstanding indebtedness, and repurchases and redemptions of issued and outstanding securities of PNC and its subsidiaries.

The PNC Financial Services Group, Inc. – Form 10-Q    99

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS (a) (b) (c)

	Nine months ended September 30
	2016			2015
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$25,129	$466	2.47%	$20,560	$388	2.52%
Non-agency	3,717	133	4.75%	4,471	157	4.68%
Commercial mortgage-backed	6,399	131	2.73%	6,258	147	3.14%
Asset-backed	5,661	96	2.27%	5,219	83	2.12%
U.S. Treasury and government agencies	9,846	109	1.46%	5,640	54	1.26%
Other	5,006	113	3.00%	4,253	111	3.46%
Total securities available for sale	55,758	1,048	2.50%	46,401	940	2.70%
Securities held to maturity
Residential mortgage-backed	10,215	218	2.85%	7,865	181	3.07%
Commercial mortgage-backed	1,747	47	3.55%	2,009	58	3.82%
Asset-backed	708	10	1.91%	744	9	1.54%
U.S. Treasury and government agencies	262	7	3.80%	252	7	3.80%
Other	2,016	87	5.77%	2,307	89	5.19%
Total securities held to maturity	14,948	369	3.29%	13,177	344	3.49%
Total investment securities	70,706	1,417	2.67%	59,578	1,284	2.87%
Loans
Commercial	99,795	2,331	3.07%	98,053	2,230	3.00%
Commercial real estate	28,555	717	3.30%	24,659	659	3.52%
Equipment lease financing	7,485	204	3.64%	7,593	196	3.45%
Consumer	57,612	1,852	4.29%	60,426	1,887	4.17%
Residential real estate	14,677	520	4.72%	14,391	523	4.85%
Total loans	208,124	5,624	3.58%	205,122	5,495	3.55%
Interest-earning deposits with banks	26,691	100	.50%	33,380	63	.25%
Loans held for sale	1,737	55	4.20%	2,128	68	4.25%
Federal funds sold and resale agreements	1,127	4	.53%	1,737	4	.25%
Other	4,933	144	3.89%	5,183	199	5.13%
Total interest-earning assets/interest income	313,318	7,344	3.11%	307,128	7,113	3.08%
Noninterest-earning assets:
Allowance for loan and lease losses	(2,699)			(3,297)
Cash and due from banks	3,996			3,969
Other	44,992			45,333
Total assets	$359,607			$353,133
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$72,960	111	.20%	$82,151	163	.27%
Demand	51,854	29	.07%	46,269	19	.05%
Savings	27,770	82	.40%	13,663	17	.17%
Retail certificates of deposit	17,236	91	.70%	18,422	95	.69%
Time deposits in foreign offices and other time	1,815	3	.25%	2,285	3	.18%
Total interest-bearing deposits	171,635	316	.25%	162,790	297	.24%
Borrowed funds
Federal funds purchased and repurchase agreements	1,924	4	.29%	2,708	3	.13%
Federal Home Loan Bank borrowings	18,694	110	.78%	21,556	76	.47%
Bank notes and senior debt	21,990	266	1.59%	17,087	165	1.27%
Subordinated debt	8,337	201	3.20%	8,862	179	2.69%
Commercial paper	1		.43%	3,486	9	.35%
Other	2,465	41	2.17%	3,319	50	1.99%
Total borrowed funds	53,411	622	1.54%	57,018	482	1.12%
Total interest-bearing liabilities/interest expense	225,046	938	.55%	219,808	779	.47%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	77,133			75,359
Allowance for unfunded loan commitments and letters of credit	282			246
Accrued expenses and other liabilities	10,887			11,845
Equity	46,259			45,875
Total liabilities and equity	$359,607			$353,133
Interest rate spread			2.56%			2.61%
Impact of noninterest-bearing sources			.15			.13
Net interest income/margin		$6,406	2.71%		$6,334	2.74%
(a)	Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities.

100    The PNC Financial Services Group, Inc. – Form 10-Q

Third Quarter 2016			Second Quarter 2016			Third Quarter 2015

Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$25,825	$154	2.39%	$24,856	$153	2.46%	$21,813	$134	2.47%
3,490	45	5.06%	3,728	44	4.79%	4,279	52	4.83%
6,276	39	2.47%	6,335	46	2.94%	6,228	49	3.20%
5,823	33	2.31%	5,672	33	2.32%	5,287	28	2.15%
9,929	33	1.33%	9,673	37	1.50%	6,558	23	1.36%
5,166	39	2.99%	5,004	38	3.02%	4,374	37	3.26%
56,509	343	2.42%	55,268	351	2.54%	48,539	323	2.66%

10,521	71	2.71%	10,215	72	2.81%	8,352	63	3.05%
1,666	15	3.51%	1,755	16	3.61%	1,927	18	3.65%
702	3	1.99%	708	4	1.91%	733	4	1.57%
264	2	3.81%	262	3	3.79%	254	2	3.82%
1,983	33	6.58%	1,986	26	5.40%	2,268	29	5.23%
15,136	124	3.29%	14,926	121	3.22%	13,534	116	3.43%
71,645	467	2.60%	70,194	472	2.68%	62,073	439	2.83%

100,320	781	3.05%	99,991	779	3.08%	97,926	756	3.02%
29,034	240	3.23%	28,659	229	3.16%	25,228	216	3.35%
7,463	76	4.06%	7,570	65	3.44%	7,683	66	3.42%
57,163	621	4.32%	57,467	610	4.28%	59,584	628	4.18%
14,870	171	4.60%	14,643	177	4.84%	14,406	171	4.76%
208,850	1,889	3.57%	208,330	1,860	3.56%	204,827	1,837	3.54%
28,063	35	.50%	26,463	33	.51%	37,289	24	.25%
2,044	21	4.07%	1,655	18	4.24%	2,048	22	4.23%
1,056	1	.59%	1,026	1	.55%	1,598	2	.33%
5,074	44	3.44%	4,768	48	4.02%	5,033	67	5.33%
316,732	2,457	3.07%	312,436	2,432	3.10%	312,868	2,391	3.02%

(2,675)			(2,712)			(3,265)
4,128			3,938			3,890
45,685			45,328			45,094
$363,870			$358,990			$358,587

$70,076	34	.19%	$72,442	35	.20%	$84,554	61	.29%
53,428	10	.08%	52,218	10	.08%	46,390	7	.06%
31,791	32	.40%	28,131	27	.39%	14,150	6	.18%
17,153	31	.70%	17,277	30	.70%	18,392	32	.68%
1,757		.24%	1,779	2	.24%	2,361	1	.17%
174,205	107	.25%	171,847	104	.24%	165,847	107	.26%

1,844	1	.32%	1,881	2	.29%	2,298	1	.14%
17,524	38	.86%	18,716	38	.80%	21,882	27	.49%
22,896	87	1.50%	22,375	92	1.62%	19,455	63	1.27%
8,356	65	3.06%	8,336	68	3.26%	8,882	63	2.81%
			1		.55%	1,867	2	.38%
2,361	15	2.27%	2,324	12	2.29%	3,147	16	2.03%
52,981	206	1.53%	53,633	212	1.57%	57,531	172	1.18%
227,186	313	.54%	225,480	316	.56%	223,378	279	.49%

78,303			75,775			77,553
304			282			246
11,551			11,108			11,667
46,526			46,345			45,743
$363,870			$358,990			$358,587
		2.53%			2.54%			2.53%
		.15			.16			.14
	$2,144	2.68%		$2,116	2.70%		$2,112	2.67%
(b)	Loan fees for the nine months ended September 30, 2016 and September 30, 2015 were $106 million and $76 million, respectively. Loan fees for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015 were $46 million, $34 million and $26 million, respectively.
(c)	Interest income includes the effects of taxable-equivalent adjustments. See the following table: Non-GAAP to GAAP Reconciliation of Net Interest Income.

The PNC Financial Services Group, Inc. – Form 10-Q    101

NON-GAAP TO GAAP RECONCILIATION OF NET INTEREST INCOME (a)

	Nine months ended		Three months ended
Dollars in millions	September 30, 2016	September 30, 2015	September 30, 2016	June 30, 2016	September 30, 2015
Net interest income (GAAP)	$6,261	$6,186	$2,095	$2,068	$2,062
Taxable-equivalent adjustments	145	148	49	48	50
Net interest income (Non-GAAP)	$6,406	$6,334	$2,144	$2116	$2,112
(a)	To provide more meaningful comparisons of net interest yields for all earning assets, interest income includes the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. This adjustment is not permitted under GAAP. The above table reconciles the total adjusted net interest income to the GAAP reportable net interest income amount disclosed in our Consolidated Income Statement.

TRANSITIONAL BASEL III AND PRO FORMA FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIOS (NON-GAAP) – 2015 PERIODS

	2015 Transitional Basel III		Pro forma Fully Phased-In Basel III (Non-GAAP) (estimated) (a) (b)
Dollars in millions	December 31 2015	September 30 2015	December 31 2015	September 30 2015
Common stock, related surplus and retained earnings, net of treasury stock	$41,128	$40,883	$41,128	$40,883
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(8,972)	(8,986)	(9,172)	(9,197)
Basel III total threshold deductions	(470)	(448)	(1,294)	(1,135)
Accumulated other comprehensive income (c)	(81)	64	(201)	159
All other adjustments	(112)	(111)	(182)	(148)
Basel III Common equity Tier 1 capital	$31,493	$31,402	$30,279	$30,562
Basel III standardized approach risk-weighted assets (d)	$295,905	$295,384	$303,707	$303,343
Basel III advanced approaches risk-weighted assets (e)	N/A	N/A	$264,931	$284,215
Basel III Common equity Tier 1 capital ratio	10.6%	10.6%	10.0%	10.1%
Risk weight and associated rules utilized	Standardized (with 2015 transition adjustments)		Standardized
(a)	PNC utilizes the pro forma fully phased-in Basel III capital ratios, to assess its capital position (without the benefit of phase-ins), as these ratios represent the regulatory capital standards that will ultimately be applicable to PNC under the final Basel III rules.
(b)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of PNC’s models that are integral to the calculation of advanced approaches risk-weighted assets as PNC moves through the parallel run process.
(c)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(d)	Basel III standardized approach risk-weighted assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(e)	Basel III advanced approaches risk-weighted assets are based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets. During the parallel run qualification phase PNC has refined the data, models and internal processes used as part of the advanced approaches for determining risk-weighted assets. Refinements implemented in the fourth quarter of 2015 reduced estimated Basel III advanced approaches risk-weighted assets. We anticipate additional refinements may result in increases or decreases to this estimate through the parallel run qualification phase.

102    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes in our risk factors from those previously disclosed in PNC’s 2015 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the third quarter of 2016 are included in the following table:

2016 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – 31	2,578	$81.76	2,561	67,500
August 1 – 31	1,469	$85.63	1,469	66,031
September 1 – 30	1,824	$89.84	1,824	64,207
Total	5,871	$85.24
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. Note 12 Employee Benefit Plans and Note 13 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of our 2015 Annual Report on Form 10-K include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)	On March 11, 2015, we announced that our Board of Directors had approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process.

Our 2016 capital plan, submitted as part of the CCAR process and accepted by the Federal Reserve, included share repurchase programs of up to $2.0 billion for the four quarter period beginning with the third quarter of 2016, including repurchases of up to $200 million related to employee benefit plans. In the third quarter of 2016, in accordance with PNC’s 2016 capital plan and under the share repurchase authorization in effect during that period, we repurchased 5.9 million shares of common stock on the open market, with an average price of $85.25 per share and an aggregate repurchase price of $.5 billion. See the Capital portion of the Consolidated Balance Sheet Review in Part I, Item 2 of this Report for more information on the share repurchase programs under the new share repurchase authorization for the period July 1, 2016 through June 30, 2017 included in the 2016 capital plan accepted by the Federal Reserve.

The PNC Financial Services Group, Inc. – Form 10-Q    103

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

3.1.7 and 4.29

Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S (Incorporated by reference to Exhibit 3.1 of PNC’s Current Report on Form 8-K filed November 1, 2016)

3.2	By-Laws of The PNC Financial Services Group, Inc., as amended and restated, effective as of August 11, 2016 (Incorporated by reference to Exhibit 3.2 of PNC’s Current Report on Form 8-K filed August 16, 2016)

10.51	Form of Change of Control Employment Agreements (Incorporated by reference to Exhibit 10.51 of PNC’s Current Report on Form 8-K filed August 16, 2016)

10.52	2016 Form of Performance Restricted Share Units Award Agreement

10.53	2016 Form of Incentive Performance Units Award Agreement

10.54	2016 Form of Senior Leader Performance Restricted Share Units Award Agreement

10.55	2016 Form of ALM Incentive Performance Units Award Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

104    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    105

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

	High	Low	Close	Cash Dividends Declared (a)
2016 Quarter
First	$94.26	$77.67	$84.57	$.51
Second	90.85	77.40	81.39	.51
Third	91.39	77.86	90.09	.55
Total				$1.57
2015 Quarter
First	$96.71	$81.84	$93.24	$.48
Second	99.61	90.42	95.65	.51
Third	100.52	82.77	89.20	.51
Fourth	97.50	84.93	95.31	.51
Total				$2.01
(a)	Our Board approved a fourth quarter 2016 cash dividend of $.55 per common share, which is payable on November 5, 2016.

106    The PNC Financial Services Group, Inc. – Form 10-Q

Dividend Policy

Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process as described in the Capital portion of the Consolidated Balance Sheet Review section of the Financial Review of this Report and in the Supervision and Regulation section in Item 1 of our 2015 Form 10-K.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 4, 2016 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    107