Form 10-K
period 2016-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2017-02-28
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

Commission file number 001-09718

THE PNC FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1435979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Tower at PNC Plaza

300 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2401

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code - (888) 762-2265

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2016, determined using the per share closing price on that date on the New York Stock Exchange of $81.39, was approximately $40.1 billion. There is no non-voting common equity of the registrant outstanding.

Number of shares of registrant’s common stock outstanding at February 10, 2017: 486,156,269

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2017 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2016 Form 10-K

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2016 Form 10-K (continued)

TABLE OF CONTENTS (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2016 Form 10-K (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2016 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to 2016 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

PART I

Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. (PNC or the Corporation) has made and may continue to make written or oral forward-looking statements regarding our outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting us and our future business and operations or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the Report or Form 10-K) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Risk Management, Critical Accounting Estimates And Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7, and Note 19 Legal Proceedings and Note 20 Commitments in the Notes To Consolidated Financial Statements included in Item 8 of this Report. See page 75 for a glossary of certain terms used in this Report.

ITEM 1 – BUSINESS

Business Overview

Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial services companies in the United States. We have businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of our products and services nationally. Our primary geographic markets are located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Florida, North Carolina, Kentucky, Washington, D.C., Delaware, Virginia, Georgia, Alabama, Missouri, Wisconsin and South Carolina. We also provide certain products and services internationally. At December 31, 2016, our consolidated total assets, total deposits and total shareholders’ equity were $366.4 billion, $257.2 billion and $45.7 billion, respectively.

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

Review of Business Segments

In addition to the following information relating to our lines of business, we incorporate the information under the caption Business Segments Review in Item 7 of this Report here by reference. Also, we include the financial and other information by business in Note 22 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented. We periodically refine our internal methodologies as management reporting practices are enhanced. To the extent significant and practicable, retrospective application of new methodologies is made to prior period reportable business segment results and disclosures to create comparability with the current period. See Note 22 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report for information on enhancements made in the first quarter of 2015 to our internal funds transfer pricing methodology.

Retail Banking provides deposit, lending, brokerage, investment management and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Florida, North Carolina, Kentucky, Washington, D.C., Delaware, Virginia, Georgia, Alabama, Missouri, Wisconsin and South Carolina.

Our core strategy is to acquire and retain customers who maintain their primary checking and transaction relationships with us. We also seek to deepen relationships by meeting the broad range of our customers’ financial needs with savings, liquidity, lending, investment and retirement solutions. A strategic priority for us is to redefine the retail banking business in response to changing customer preferences. A key element of this strategy is to expand the use of lower-cost alternative distribution channels, with an emphasis on mobile and online banking capabilities, while continuing to optimize the traditional branch network. In addition, we have a disciplined process to continually improve the engagement of both our employees and customers, which is a strong indicator of customer growth, retention and relationship expansion.

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

Corporate & Institutional Banking’s strategy is to be the leading relationship-based provider of traditional banking products and services to its customers through the economic

The PNC Financial Services Group, Inc. – Form 10-K 1

cycles. We aim to expand our market share and drive higher returns by growing and deepening customer relationships through solutions-based selling, while maintaining prudent risk and expense management.

Asset Management Group provides personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions, and trust management and administration for individuals and their families. Our Hawthorn unit provides multi-generational family planning including estate, financial, tax planning, fiduciary, investment management and consulting, private banking, personal administrative services, asset custody and customized performance reporting to ultra high net worth families. Institutional asset management provides advisory, custody and retirement administration services. The business also offers PNC proprietary mutual funds. Institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments, primarily located in our geographic footprint.

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

Residential Mortgage Banking directly originates first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint. Mortgage loans represent loans collateralized by one-to-four-family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and either sold with servicing retained, or held on PNC’s balance sheet. Loan sales are primarily to secondary mortgage conduits of Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal Home Loan Banks and third-party investors, or are securitized and issued under the Government National Mortgage Association (GNMA) program, as described in more detail in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in Item 8 of this Report and included here by reference. The mortgage servicing operation performs all functions related to servicing mortgage loans, primarily those in first lien position, for various investors and for loans owned by us.

Residential Mortgage Banking is focused on adding value to the PNC franchise by building stronger customer relationships and providing quality investment loans and mortgage servicing opportunities. A strategic focus for us is to transform the home lending process by integrating our mortgage and home equity lending into a common platform for improved efficiency and a better customer experience. Our national distribution capability provides volume that drives economies of scale, risk dispersion and cost-effective extension of the retail banking footprint to serve our customers with home financing needs and offer them our full suite of retail products.

BlackRock, in which we hold an equity investment, is a leading publicly traded investment management firm providing a broad range of investment and risk management services to institutional and retail clients worldwide. Using a diverse platform of active and index investment strategies across asset classes, BlackRock develops investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. BlackRock also offers an investment and risk management technology platform, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors. Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC).

Non-Strategic Assets Portfolio consists of a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit and a small commercial lending portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

Total business segment financial results differ from total consolidated net income, as presented in Note 22 Segment Reporting in Item 8 of this Report. The impact of these differences is reflected in the “Other” category. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, private equity investments, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

Effective for the first quarter of 2017, we intend to realign our segments with how we began managing our businesses in 2017 and we intend to change the basis of presentation of our segments as follows:

•	Residential Mortgage Banking will be combined into Retail Banking,

2 The PNC Financial Services Group, Inc. – Form 10-K

•	Non-Strategic Assets Portfolio will be eliminated and the assets will be moved to Other and Corporate & Institutional Banking,
•	Residential mortgages within Other will be moved to Retail Banking, and
•	A portion of business banking will be moved from Retail Banking to Corporate & Institutional Banking.

We also are making certain adjustments to our internal funds transfer pricing methodology. Prior periods will be restated to conform to the new segment alignment and to our change in methodology.

Subsidiaries

Our corporate legal structure at December 31, 2016 consisted of one domestic subsidiary bank, including its subsidiaries, and approximately 60 active non-bank subsidiaries, in addition to various affordable housing investments. Our bank subsidiary is PNC Bank, National Association (PNC Bank), a national bank headquartered in Pittsburgh, Pennsylvania. For additional information on our subsidiaries, see Exhibit 21 to this Report.

Statistical Disclosure By Bank Holding Companies

The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	167
Analysis Of Year-To-Year Changes In Net Interest Income	168
Book Values Of Securities	39 and 112-116
Maturities And Weighted-Average Yield Of Securities	39 and 115-116
Loan Types	38, 102-103 and 169
Selected Loan Maturities And Interest Sensitivity	172
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	55-61, 90-93, 101-109 and 170
Potential Problem Loans	55-61
Summary Of Loan Loss Experience	59-60, 109-111 and 171
Allocation Of Allowance For Loan And Lease Losses	59-60 and 172
Average Amount And Average Rate Paid On Deposits	167
Time Deposits Of $100,000 Or More	172
Selected Consolidated Financial Data	30-31
Short-term borrowings – not included as average balances during 2016, 2015, and 2014 were less than 30% of total shareholders’ equity at the end of each period.

Supervision and Regulation

PNC is a bank holding company (BHC) registered under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under the Gramm-Leach-Bliley Act (GLB Act).

We are subject to numerous governmental regulations, some of which are highlighted below. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding our regulatory matters. Applicable laws and regulations restrict our permissible activities and investments, impose conditions and requirements on the products and services we offer and the manner in which they are offered and sold, and require compliance with protections for loan, deposit, brokerage, fiduciary, investment management and other customers, among other things. They also restrict our ability to repurchase stock or pay dividends, or to receive dividends from our bank subsidiary, and impose capital adequacy and liquidity requirements. The consequences of noncompliance with these, or other applicable laws or regulations, can include substantial monetary and nonmonetary sanctions.

In addition, we are subject to comprehensive supervision and periodic examination by, among other regulatory bodies, the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). These examinations consider not only compliance with applicable laws, regulations and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, management ability and performance, earnings, liquidity and various other factors. The results of examination activity by any of our federal bank regulators potentially can result in the imposition of significant limitations on our activities and growth. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity and take enforcement action, including the imposition of substantial monetary penalties and nonmonetary requirements, against a regulated entity where the relevant agency determines, among other things, that such operations fail to comply with applicable law or regulations or are conducted in an unsafe or unsound manner. This supervisory framework, including the examination reports and supervisory ratings (which are not publicly available) of the agencies, could materially impact the conduct, growth and profitability of our operations.

The Consumer Financial Protection Bureau (CFPB) is responsible for examining PNC Bank and its affiliates (including PNC) for compliance with most federal consumer financial protection laws, including the laws relating to fair lending and prohibiting unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products or services, and for enforcing such laws with respect to PNC Bank and its affiliates. The results of the CFPB’s examinations (which are not publicly

The PNC Financial Services Group, Inc. – Form 10-K 3

available) also can result in restrictions or limitations on the operations of a regulated entity as well as enforcement actions against a regulated entity, including the imposition of substantial monetary penalties and nonmonetary requirements.

We also are subject to regulation by the SEC by virtue of our status as a public company and by the SEC and the Commodity Futures Trading Commission (CFTC) due to the nature of some of our businesses. Our banking and securities businesses, as well as those conducted by BlackRock, with operations outside the United States are also subject to regulation by appropriate authorities in the foreign jurisdictions in which they do business.

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

We anticipate new legislative and regulatory initiatives over the next several years, focused specifically on banking and other financial services in which we are engaged. Legislative and regulatory developments to date, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of our business. The more detailed description of the significant regulations to which we are subject included in this Report is based on the current regulatory environment and is subject to potentially material change. See also the additional information included as Risk Factors in Item 1A of this Report discussing the impact of financial regulatory reform initiatives, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), and regulations promulgated to implement it, on the regulatory environment for us and the financial services industry.

Among other areas that have been receiving a high level of regulatory focus over the last several years are compliance with the Bank Secrecy Act and anti-money laundering laws, capital and liquidity management, cyber-security, the oversight of arrangements with third-party vendors and suppliers, the protection of confidential customer information, and the structure and effectiveness of enterprise risk management frameworks. In addition, there is an increased focus on fair lending and other consumer protection issues, including retail sales practices and fee assessment and collection.

New legislation, changes in rules promulgated by federal financial regulators, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of our businesses. The profitability of our businesses could also be affected by rules and regulations that impact the business and financial sectors in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

The new presidential administration has laid out certain regulatory policy objectives and core principles to guide financial law and regulation in a series of recent executive orders and other actions. For example, the new presidential administration has directed the heads of executive departments and agencies to, among other things, temporarily suspend rulemaking until a new agency principal nominated by the administration has reviewed and approved any new regulations and to identify two existing regulations for repeal in connection with the issuance of any new rule. The administration also has announced a set of core principles intended to guide financial regulation, which include, among other things, rebalancing the goals of financial regulation to foster job and economic growth in addition to promoting financial stability, and that direct the Treasury Secretary, in consultation with the heads of the federal agencies that comprise the Financial Stability Oversight Council (FSOC), to conduct a review of existing financial laws, regulations, guidance and other requirements to determine the extent to which these promote the announced core principles. Whether and how these developments may impact the rules and policies applicable to us remains at this point unclear.

There are numerous rules governing the regulation of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws, regulations and supervisory policies that apply to us. To a substantial extent, the purpose of the regulation and supervision of financial services institutions and their holding companies is not to protect our shareholders and our non-customer creditors, but rather to protect our customers (including depositors) and the financial markets and financial system in general.

Dodd-Frank Act

Dodd-Frank, which was signed into law on July 21, 2010, comprehensively reformed the regulation of financial institutions, products and services. Dodd-Frank requires various federal regulatory agencies to implement numerous new rules and regulations. Among other things, Dodd-Frank established the CFPB and the FSOC, a 10-member inter-agency body that is charged with identifying and monitoring systemic risks and strengthening the regulation of financial holding companies and certain non-bank companies deemed to be “systemically important”; provided for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 regulatory capital; required that deposit insurance assessments be calculated based on an insured depository institution’s assets rather than its insured deposits; raised the minimum

4 The PNC Financial Services Group, Inc. – Form 10-K

Designated Reserve Ratio (the balance in the Deposit Insurance Fund divided by estimated insured deposits) to 1.35%; established a comprehensive regulatory regime for the derivatives activities of financial institutions; prohibited banking entities, after a transition period and subject to certain exceptions and exemptions, from engaging in proprietary trading, as well as acquiring or retaining ownership interests in, sponsoring, and having certain types of relationships with hedge funds, private equity funds, and other private funds (through provisions commonly referred to as the “Volcker Rule”); placed limitations on the interchange fees charged for debit card transactions; and established new minimum mortgage underwriting standards for residential mortgages. Certain of the rules required by Dodd-Frank have not been proposed or finalized.

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

The Federal Reserve has adopted enhanced prudential standards related to liquidity risk management and overall risk management, which took effect for us on January 1, 2015. These rules, among other things, require that covered BHCs conduct liquidity stress tests at least monthly, maintain a contingency funding plan and sufficient highly liquid assets to meet net stress cash-flow needs (as projected under the company’s liquidity stress tests) for 30 days, and establish certain oversight and governance responsibilities for the chief risk officer, the board of directors, and the risk committee of the board of directors of a covered company. These standards also require the Federal Reserve to impose a maximum 15-to-1 debt to equity ratio on a BHC if the FSOC determines that the company poses a grave threat to the financial stability of the United States and that the imposition of such a debt-to-equity requirement would mitigate such risk.

In March 2016, the Federal Reserve requested comment on a revised set of proposed rules that would establish a single counterparty credit limit for BHCs with total consolidated assets of $50 billion or more. Under the proposed rules, the aggregate net credit exposure by us, including our subsidiaries, to any single, unaffiliated counterparty, including its subsidiaries, would be calculated on a daily basis and could not exceed 25 percent of our Tier 1 capital. The proposed limit would cover credit exposure resulting from, among other transactions, extensions of credit, repurchase and reverse repurchase transactions, purchases or investments in securities, and derivative transactions, although certain exposures, including, among others, exposures to the United States government, are excluded. Compliance with the proposed rules would be required one year after the effective date. The comment period on the proposal closed on June 3, 2016. The proposed rule, if finalized, would not have a material impact on our credit relationships with third parties.

The Federal Reserve continues to work towards finalizing the early remediation requirements that it must establish under Dodd-Frank for BHCs with more than $50 billion in total assets. In addition, the Federal Reserve has indicated that it intends to continue to develop the set of enhanced prudential standards that apply to large BHCs in order to further promote the resiliency of such firms and the U.S. financial system. For additional information see Item 1A Risk Factors of this Report.

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

The rules adopted in July 2013 generally have three fundamental parts. The first part, referred to as the Basel III capital rule, among other things, narrowed the definition of regulatory capital, requires banking organizations with $15 billion or more in assets (including PNC) to phase-out trust preferred securities from Tier 1 regulatory capital, establishes a new common equity Tier 1 (CET1) capital regulatory requirement for banking organizations, and revises the capital levels at which PNC and PNC Bank would be subject to prompt corrective action. These rules also require that significant common stock investments in unconsolidated financial institutions, as well as mortgage servicing rights and deferred tax assets, be deducted from CET1 regulatory capital to the extent such items individually exceed 10%, or in the aggregate exceed 15%, of the organization’s adjusted Basel III CET1 regulatory capital. Our common stock investment in BlackRock is treated as a significant common stock investment in an unconsolidated financial institution for these purposes. The Basel III capital rule also significantly limits the extent to which minority interests in consolidated

The PNC Financial Services Group, Inc. – Form 10-K 5

subsidiaries (including minority interests in the form of REIT preferred securities) may be included in regulatory capital. In addition, for banking organizations, like PNC, which are subject to the advanced approaches (described below), the rule includes other comprehensive income related to both available for sale securities and pension and other post-retirement plans as a component of CET1 capital. The Basel III capital rule became effective on January 1, 2014 for PNC and PNC Bank, although many provisions are phased-in over a period of years.

The Basel III rule generally divides regulatory capital into three components: CET1 capital, additional Tier 1 capital (which, together with CET1 capital, comprises Tier 1 capital) and Tier 2 capital. CET1 capital is generally common stock, retained earnings, qualifying minority interest and, for advanced approaches banking organizations, accumulated other comprehensive income, less the deductions required to be made from CET1 capital. Additional Tier 1 capital generally includes, among other things, perpetual preferred stock and qualifying minority interests, less the deductions required to be made from additional Tier 1 capital. Tier 2 capital generally comprises qualifying subordinated debt, less any required deductions from Tier 2 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital, less the deductions required from total capital.

The second major part of the rules adopted in July 2013 is referred to as the standardized approach and materially revises the framework for the risk-weighting of assets under Basel I. Under the regulatory capital rules, a banking organization’s risk-based capital ratios are calculated by allocating assets and specified off-balance sheet financial instruments into risk-weighted categories (with higher levels of capital being required for the categories perceived as representing greater risk), which are used to determine the amount of a banking organization’s total risk-weighted assets. The standardized approach for risk-weighted assets takes into account credit and market risk. To calculate risk-weighted assets under the standardized approach for credit risk, the nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are generally multiplied by one of several risk adjustment percentages set forth in the rules and that increase as the perceived credit risk of the relevant asset increases. For certain types of exposures, such as securitization exposures, the standardized approach establishes one or more methodologies that are to be used to calculate the risk-weighted asset amount for the exposure. The standardized approach took effect on January 1, 2015 for PNC.

The third part of the rules adopted in July 2013 is referred to as the advanced approaches and materially revises the framework for the risk-weighting of assets under Basel II. The Basel II framework, which was adopted by the Basel Committee in 2004, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. Advanced approaches risk-weighted assets take into account credit, market and operational risk and rely to a significant extent on internal models. The advanced approaches modifications adopted by the U.S. banking agencies became effective on January 1, 2014, and generally apply to banking organizations (such as PNC and PNC Bank) that have $250 billion or more in total consolidated assets or that have $10 billion or more in on-balance sheet foreign exposure. Prior to fully implementing the advanced approaches to calculate risk-weighted assets, PNC and PNC Bank must successfully complete a “parallel run” qualification phase. PNC and PNC Bank entered this parallel run qualification phase on January 1, 2013. As discussed further in Item 1A Risk Factors of this Report, the Basel Committee continues to consider additional, significant changes to the international capital framework for banking organizations. The timing of the Basel Committee’s work, the likelihood that these or similar changes would be implemented by the U.S. banking agencies in the United States, and the implications of any such developments on the U.S. regulatory capital framework (including the advanced approaches and the parallel run qualification period for PNC and PNC Bank) are not fully known at this time.

As a result of the phase-in periods included in the Basel III rules, as well as the fact that we remain in the parallel run qualification phase for the advanced approaches, our regulatory risk-based capital ratios in 2016 were based on the definitions of, and deductions from, regulatory capital under Basel III (as such definitions and deductions were phased-in for 2016) and the standardized approach for determining risk-weighted assets. Until we have exited parallel run, our regulatory risk-based Basel III ratios will be calculated using the standardized approach for determining risk-weighted assets, and the definitions of, and deductions from, capital under Basel III (as such definitions and deductions are phased-in through 2019). Once we exit parallel run, our regulatory risk-based capital ratios will be the lower of the ratios calculated under the standardized approach and the advanced approaches. We refer to the capital ratios calculated using the phased-in Basel III provisions as the Transitional Basel III ratios. The Transitional Basel III regulatory capital ratios of PNC and PNC Bank as of December 31, 2016 exceeded the applicable minimum levels in effect for 2016. For additional information regarding the Transitional Basel III capital ratios of PNC and PNC Bank as of December 31, 2016, as well as the levels needed to be considered “well capitalized”, see the Capital Management portion of the Risk Management section of Item 7 of this Report.

The Federal Reserve has adopted rules to apply an additional risk-based CET1 capital surcharge to U.S. firms identified as globally systemically important banks (GSIBs) using a scoring methodology that is based on five measures of global systemic importance (size, interconnectedness, substitutability,

6 The PNC Financial Services Group, Inc. – Form 10-K

complexity, and cross-jurisdictional activity). In addition, in December 2016, the Federal Reserve finalized rules that require U.S. GSIBs and the U.S. operations of foreign-based GSIBs to meet a new minimum long-term debt requirement and a new minimum total loss-absorbing capacity (TLAC) requirement. The GSIB surcharge and the new minimum long-term debt and TLAC requirements are subject to a phase in period and will be fully effective on January 1, 2019. We are not a GSIB based on the methodology described above and, therefore, are not subject to these requirements.

The risk-based capital rules that the federal banking regulators have adopted require the capital-to-assets ratios of banking organizations, including PNC and PNC Bank, to meet certain minimum standards. Banking organizations must maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%, in each case in relation to risk-weighted assets, to be considered “adequately capitalized.” Banking organizations also must maintain a capital conservation buffer requirement above the minimum risk-based capital ratio requirements in order to avoid limitations on capital distributions (including dividends and repurchases of any Tier 1 capital instrument, including common and qualifying preferred stock) and certain discretionary incentive compensation payments. The multi-year phase-in of the capital conservation buffer requirement began on January 1, 2016, and, for 2017, banking organizations (including PNC and PNC Bank) are required to maintain a risk-based CET1 capital ratio of at least 5.75%, a Tier 1 capital ratio of at least 7.5%, and a total capital ratio of at least 9.5% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. When fully phased-in on January 1, 2019, banking organizations must maintain a CET1 capital ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a total capital ratio of at least 10.5%, in each case in relation to risk-weighted assets, to avoid limitations on capital distributions and certain discretionary incentive compensation payments.

For banking organizations that are subject to the advanced approaches (such as PNC and PNC Bank), these higher capital conservation buffer levels above the regulatory minimums could be supplemented by a countercyclical capital buffer based on U.S. credit exposures of up to an additional 2.5% of risk-weighted assets (once fully phased-in). This buffer is currently set at zero in the United States. In September 2016, the Federal Reserve finalized a policy statement on the framework and factors the Federal Reserve would use in setting and adjusting the amount of the U.S. countercyclical capital buffer. Covered banking organizations would generally have 12 months after the announcement of any increase in the countercyclical capital buffer to meet the increased buffer requirement, unless the Federal Reserve determines to establish an earlier effective date. Under the phase-in schedule for the countercyclical capital buffer, the maximum potential countercyclical capital buffer amount is 1.25% in 2017, 1.875% in 2018, and 2.5% in 2019 and thereafter. When fully phased-in and if the full buffer amount is implemented, covered banking organizations would be required to maintain a risk-based CET1 capital ratio of at least 9.5%, a Tier 1 capital ratio of at least 11%, and a total capital ratio of at least 13% to avoid limitations on capital distributions and certain discretionary incentive compensation payments.

The regulatory capital framework adopted by the federal banking regulators also requires that banking organizations maintain a minimum amount of Tier 1 capital to average consolidated assets, referred to as the leverage ratio. Banking organizations are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of 4.0%. As of December 31, 2016, the leverage ratios of PNC and PNC Bank were above the required minimum level.

Banking organizations subject to the advanced approaches (such as PNC and PNC Bank) also will be subject to a new minimum 3.0% supplementary leverage ratio that becomes effective on January 1, 2018. The supplementary leverage ratio is calculated by dividing Tier 1 capital by total leverage exposure, which takes into account on-balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts. BHCs with total consolidated assets of more than $700 billion or assets under custody of more than $10 trillion, as well as the insured depository institution subsidiaries of these BHCs, are subject to a higher supplementary leverage ratio requirement. These higher supplementary leverage requirements do not apply to PNC or PNC Bank.

Failure to meet applicable capital requirements could subject a banking organization to a variety of enforcement remedies available to the federal bank regulatory agencies, including a limitation on the ability to pay dividends or repurchase shares, the issuance of a capital directive to increase capital and, in severe cases, the termination of deposit insurance by the Federal Deposit Insurance Corporation (FDIC), and the appointment of a conservator or receiver. In some cases, the extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its risk-weighted or total assets, the greater the scope and severity of the agencies’ powers. Business activities may also be affected by an institution’s capital classification. For example, in order for PNC to remain a financial holding company and engage in the broader range of financial activities authorized for such a company, PNC and PNC Bank must remain “well capitalized.” At December 31, 2016, PNC and PNC Bank exceeded the required ratios for classification as “well capitalized.” The thresholds at which an insured depository institution is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” are based on (i) the institution’s CET1, Tier 1 and total risk-based capital

The PNC Financial Services Group, Inc. – Form 10-K 7

ratios; (ii) the institution’s leverage ratio; and (iii) for the definitions of “adequately capitalized” and “undercapitalized”, the institution’s supplementary leverage ratio (if applicable) once the supplementary leverage ratio takes effect as a minimum requirement in 2018. For additional discussion of capital adequacy requirements, we refer you to the Capital Management portion of the Risk Management section of Item 7 of this Report and to Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report.

In addition to these regulatory capital requirements, we are subject to the Federal Reserve’s capital plan rule, annual capital stress testing requirements and Comprehensive Capital Analysis and Review (CCAR) process, as well as the annual and mid-year Dodd-Frank capital stress testing (DFAST) requirements of the Federal Reserve (annual and mid-cycle) and the OCC (annual). As part of the CCAR process, the Federal Reserve undertakes a supervisory assessment of the capital adequacy of BHCs, including PNC, that have $50 billion or more in total consolidated assets. For us, this capital adequacy assessment is based on a review of a comprehensive capital plan submitted to the Federal Reserve that describes the company’s planned capital actions, such as plans to pay or increase common stock dividends, reinstate or increase common stock repurchase programs, or redeem preferred stock or other regulatory capital instruments, during the nine quarter review period, as well as the results of stress tests conducted by both the company and the Federal Reserve under different hypothetical macro-economic scenarios, including a supervisory adverse scenario and severely adverse scenario provided by the Federal Reserve. The Federal Reserve can object to our capital plan for qualitative or quantitative reasons. If the Federal Reserve objects to a BHC’s capital plan, the BHC cannot make capital distributions without specific Federal Reserve approval.

In evaluating capital plans of BHCs with $250 billion or more in total consolidated assets, $10 billion or more in on-balance sheet foreign exposure, or $75 million or more in nonbank assets, the Federal Reserve considers a number of qualitative factors, which have become increasingly important in the CCAR process in recent years. The Federal Reserve’s supervisory expectations for the capital planning and stress testing processes at large and complex BHCs, including PNC, are heightened relative to smaller and less complex BHCs. In assessing a BHC’s capital planning and stress testing processes, the Federal Reserve considers whether the BHC has sound and effective governance to oversee these processes. The Federal Reserve’s evaluation focuses on whether a BHC’s capital planning and stress testing processes are supported by a strong risk management framework to identify, measure and assess material risks and that provides a strong foundation to capital planning. The Federal Reserve also considers the comprehensiveness of a BHC’s control framework and evaluates a BHC’s policy guidelines for capital planning and assessing capital adequacy. A BHC’s scenario design processes and approaches for estimating the impact of stress on its capital position are comprehensively reviewed to ensure that projections reflect the impact of appropriately stressful conditions, as well as risks idiosyncratic to the BHC, on its capital position. Significant deficiencies in a BHC’s capital planning and stress testing processes may result in a qualitative objection by the Federal Reserve to its capital plan.

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

In connection with the 2017 CCAR exercise, we must file our capital plan and stress testing results using financial data as of December 31, 2016 with the Federal Reserve by April 5, 2017. We expect to receive the Federal Reserve’s response (either a non-objection or objection) to the capital plan submitted as part of the 2017 CCAR in June 2017.

As part of the CCAR and annual DFAST processes, both we and the Federal Reserve release certain revenue, loss and capital results from their stress testing exercises. For the 2017 exercises, the Federal Reserve has announced that it intends to publish its supervisory revenue, loss and capital projections for participating BHCs under the supervisory adverse and severely adverse macro-economic scenarios using the common assumptions concerning capital distributions established by the Federal Reserve in its DFAST regulations (DFAST capital action assumptions), as well as capital ratio information using the company’s proposed base case capital actions. Within 15 days after the Federal Reserve publishes its DFAST results, we also are required to publicly disclose our own estimates of certain capital, revenue and loss information under the same hypothetical supervisory severely adverse macro-economic scenario and applying the DFAST capital action assumptions.

Federal Reserve regulations also require that we and other large BHCs conduct a separate, mid-cycle stress test using financial data as of June 30 and three company-derived macro-economic scenarios (base, adverse and severely adverse) and publish a summary of the results under the severely adverse scenario. For the 2017 mid-cycle stress test cycle, we must publish our results in the period between October 5 and November 4, 2017.

8 The PNC Financial Services Group, Inc. – Form 10-K

The Federal Reserve’s capital plan rule provides that a BHC must resubmit a new capital plan prior to the annual submission date if, among other things, there has been or will be a material change in the BHC’s risk profile, financial condition, or corporate structure since its last capital plan submission. Under the “de minimis” safe harbor of the Federal Reserve’s capital plan rule, we may make limited repurchases of common stock or other capital distributions in amounts that exceed the amounts included in our most recently approved capital plan subject to certain conditions, including that the Federal Reserve does not object to the additional repurchases or distributions. Such distributions may not exceed, in the aggregate, 1% of Tier 1 capital for the CCAR 2016 planning period, and 0.25% of Tier 1 capital for the CCAR 2017 planning period and thereafter.

In September 2016, Governor Daniel Tarullo of the Federal Reserve outlined in a speech additional changes that the Federal Reserve is considering to its capital plan rule and the CCAR process, including the establishment of a new “stress capital buffer”. Governor Tarullo indicated that such potential changes would be issued for public comment at a later date and, accordingly, the precise nature of these additional potential changes is not known at this time.

Basel III Liquidity and Other Requirements. The Basel III framework adopted by the Basel Committee included short-term liquidity standards (Liquidity Coverage Ratio or LCR) and long-term funding standards (Net Stable Funding Ratio or NSFR).

The rules adopted by the U.S. banking agencies to implement the LCR took effect on January 1, 2015. The LCR rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high quality, unencumbered liquid assets (HQLA) to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions prescribed in the rules (net cash outflow). A company’s LCR is the amount of its HQLA, as defined and calculated in accordance with the haircuts and limitations in the rule, divided by its net cash outflow, with the quotient expressed as a percentage.

Top-tier BHCs (like PNC) that are subject to the advanced approaches for regulatory capital purposes, as well as any subsidiary depository institution of such a company that has $10 billion or more in total consolidated assets (such as PNC Bank), are subject to the full LCR (rather than the less stringent modified LCR). The minimum required ratio under the Full LCR was subject to a phase-in schedule, with the minimum in 2016 being 90%, increasing to the fully phased-in minimum of 100% effective January 1, 2017. Effective July 1, 2016, PNC and PNC Bank were required to calculate the LCR on a daily basis. An institution required to calculate the LCR on a daily basis must promptly provide its regulator with a plan for achieving compliance with the minimum if its LCR is below the minimum for three consecutive business days.

The Federal Reserve has adopted a rule that requires large BHCs, including PNC, to publicly disclose certain quantitative and qualitative measures of their LCR-related liquidity profile. These disclosures include major components used to calculate the LCR (e.g., HQLA, cash outflows and inflows for the consolidated parent company), and a qualitative discussion of the BHC’s LCR results, including, among other things, key drivers of the results, composition of HQLA and concentration of funding sources. We will be required to make these disclosures starting with the second quarter of 2018.

The NSFR is designed to promote a stable maturity structure of assets and liabilities of banking organizations over a one-year time horizon. The Basel Committee, in October 2014, released the final NSFR framework. In April 2016, the Federal Reserve, FDIC and OCC requested comment on proposed rules that would implement the NSFR in the United States. The proposed rules would require a covered BHC to calculate its NSFR as the ratios of its available stable funding (ASF) and its required stable funding (RSF) amount, each as defined in the proposed rules, over a one-year horizon. The regulatory minimum ratio for all covered banking organizations is 100 percent. For BHCs with assets of $50 billion or more, but less than $250 billion, and on-balance sheet foreign exposure of less than $10 billion, the RSF amount is scaled by a factor of 70 percent. The proposal also includes requirements for quarterly quantitative and qualitative NSFR disclosures. The requirements of the proposed rules would take effect January 1, 2018. The comment period on the proposed rules closed on August 5, 2016. Although the impact on us will not be fully known until the rules are final, we have taken several actions to prepare for implementation of the NSFR and we expect to be in compliance with the NSFR requirements when they become effective.

The Federal Reserve also has adopted new liquidity risk management requirements for BHCs with $50 billion or more in consolidated total assets (like PNC). These rules require covered BHCs to, among other things, conduct internal liquidity stress tests over a range of time horizons, maintain a buffer of highly liquid assets sufficient to meet projected net outflows under the BHC’s 30-day liquidity stress test, and maintain a contingency funding plan that meets detailed requirements.

For additional discussion of regulatory liquidity requirements, please refer to the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report.

Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends from PNC Bank. PNC Bank is subject to various restrictions on its ability to pay dividends to PNC Bancorp, Inc., its direct parent, which is a wholly-owned direct subsidiary of PNC. PNC Bank is also subject to federal laws limiting extensions of credit to its parent holding company and

The PNC Financial Services Group, Inc. – Form 10-K 9

non-bank affiliates as discussed in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report. Further information on bank level liquidity and parent company liquidity and on certain contractual restrictions is also available in the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report, and in Note 10 Borrowed Funds and Note 15 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Federal Reserve rules provide that a BHC is expected to serve as a source of financial strength to its subsidiary banks and to commit resources to support such banks if necessary. Dodd-Frank requires that the Federal Reserve jointly adopt new rules with the OCC and the FDIC to implement this source of strength requirement. These joint rules have not yet been proposed. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a BHC generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Further, in providing guidance to the large BHCs participating in the 2017 CCAR, discussed above, the Federal Reserve stated that it expects capital plans submitted in 2017 to reflect conservative dividend payout ratios and net share repurchase programs, and that requests that imply common dividend payout ratios above 30% of projected after-tax net income available to common shareholders will receive particularly close scrutiny.

The Federal Reserve and the OCC have provided guidance regarding incentive and other elements of compensation provided to executives and other employees at financial services companies they regulate, both as general industry-wide guidance and guidance specific to select larger companies, including PNC. Acting under provisions of Dodd-Frank, the Federal Reserve, the OCC, the FDIC, the SEC and two other regulatory agencies have jointly proposed regulations to, among other things, prohibit incentive-based compensation arrangements that encourage inappropriate risk-taking. These regulations were initially proposed in 2011 and re-proposed in 2016 and have not been finalized, with the timing of final adoption and the form of any final regulations uncertain. Regulation of compensation provided by us to our executives and other employees, whether through guidance or rules and regulations, could hamper our ability to attract and retain quality employees.

Additional Powers Under the GLB Act. The GLB Act permits a qualifying BHC to become a “financial holding company” and thereby engage in, or affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a BHC. Permitted affiliates include securities underwriters and dealers, insurance companies and companies engaged in other activities that are determined by the Federal Reserve, in consultation with the Secretary of the Treasury, to be “financial in nature or incidental thereto” or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities. We became a financial holding company as of March 13, 2000. In order to be and remain a financial holding company, a BHC and its subsidiary depository institutions must be “well capitalized” and “well managed.” In addition, a financial holding company generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new activity, if any of its insured depository institutions received a less than Satisfactory rating at its most recent evaluation under the Community Reinvestment Act (CRA). Among other activities, we currently rely on our status as a financial holding company to conduct merchant banking activities and securities underwriting and dealing activities. As subsidiaries of a financial holding company under the GLB Act, our non-bank subsidiaries are generally allowed to conduct new financial activities, and we are generally permitted to acquire non-bank financial companies that have less than $10 billion in assets, with after-the-fact notice to the Federal Reserve.

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

If a financial holding company or a national bank with a financial subsidiary fails to continue to meet the applicable “well capitalized” or “well managed” criteria, the financial holding company or national bank must enter into an agreement with the Federal Reserve or the OCC, respectively, that, among other things, identifies how the capital or management deficiencies will be corrected. Until such deficiencies are corrected, the relevant agency may impose limits or conditions on the activities of the company or bank, and the company or bank may not engage in, or acquire a company engaged in, the types of expanded activities only permissible for a financial holding company or financial subsidiary without prior approval of the relevant agency.

10 The PNC Financial Services Group, Inc. – Form 10-K

Volcker Rule. In December 2013, the U.S. banking agencies, SEC and CFTC issued final rules to implement the “Volcker Rule” provisions of Dodd-Frank. The Volcker Rule’s prohibitions and restrictions generally became effective on July 21, 2015. The rules prohibit banks and their affiliates (collectively, banking entities) from trading as principal on a short-term basis in securities, derivatives and certain other financial instruments, but also include several important exclusions and exemptions from this prohibition. These exclusions and exemptions, for example, permit banking entities, subject to a variety of conditions and restrictions, to trade as principal for securities underwriting, market making and risk-mitigating hedging purposes, and to trade in U.S. government and municipal securities. We currently do not expect the proprietary trading aspects of the final rules to have a material effect on our businesses or revenue. However, the limits and restrictions of the Volcker Rule could, depending on the agencies’ approach to interpreting the rules, cause us to forego engaging in hedging or other transactions that it would otherwise undertake in the ordinary course of business and, thus, to some extent, may limit our ability to most effectively hedge our risks, manage our balance sheet or provide products or services to our customers.

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

In July 2016, the Federal Reserve, exercising authority granted by the Volcker Rule, granted all banking entities until July 21, 2017 to conform their investments in, and relationships with, covered funds that were held or existed prior to December 31, 2013 (legacy covered funds) to the requirements of the Volcker Rule. The Federal Reserve also has the ability to provide banking entities up to an additional 5 years to conform investments in and other relationships with covered funds that qualify as “illiquid funds” under the Volcker Rule and the Federal Reserve’s implementing regulation. In February 2017, PNC received such an additional 5 year period, ending on July 21, 2022, to conform or divest its interests in approximately $300 million illiquid legacy covered funds.

Other Federal Reserve and OCC Regulation and Supervision. Laws and regulations limit the scope of our permitted activities and investments. The federal banking agencies also possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company, and the Federal Reserve and the OCC have the ability to take enforcement action against PNC and PNC Bank, respectively, to prevent and remedy acts and practices that the agencies determine to be unfair or deceptive.

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

The PNC Financial Services Group, Inc. – Form 10-K 11

bank to an affiliate arising from a derivative transaction with the affiliate. The Federal Reserve has yet to propose rules to implement these revisions.

The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank, to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of any bank or BHC, or to merge or consolidate with any other BHC. The BHC Act and other federal law enumerates the factors the Federal Reserve must consider when reviewing the merger of BHCs, the acquisition of banks, or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on the financial stability of the United States; the organizations’ compliance with anti-money laundering laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the insured depository institutions involved in the transaction. The Federal Reserve’s prior approval is also required, and similar factors are considered, to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of a savings association or savings and loan holding company, or to merge or consolidate with a savings and loan holding company. In cases involving interstate bank acquisitions, the Federal Reserve also must consider the concentration of deposits nationwide and in certain individual states. Under Dodd-Frank, a BHC is generally prohibited from merging or consolidating with, or acquiring, another company if the resulting company’s liabilities upon consummation would exceed 10% of the aggregate liabilities of the U.S. financial sector (including the U.S. liabilities of foreign financial companies). In extraordinary cases, the FSOC, in conjunction with the Federal Reserve, could order the break-up of financial firms that are deemed to present a grave threat to the financial stability of the United States. OCC prior approval is required for PNC Bank to acquire another insured bank or savings association by merger or to acquire deposits or substantially all of the assets of such institutions. In deciding whether to approve such a transaction, the OCC is required to consider factors similar to those that must be considered by the Federal Reserve in connection with the acquisition of a bank or BHC. Approval of the FDIC is required to merge a nonbank entity into PNC Bank. Our ability to grow through acquisitions or reorganize our operations could be limited by these approval requirements.

At December 31, 2016, PNC Bank had an “Outstanding” rating with respect to the CRA.

Based on the Federal Reserve’s interpretation of the BHC Act, the Federal Reserve has indicated that it considers BlackRock to be a subsidiary of PNC for purposes of the BHC Act due to PNC’s current and historical ownership interest in, and other relationships with, BlackRock and, thus, subject to the supervision and regulation of the Federal Reserve.

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

Federal banking laws and regulations also apply a variety of requirements or restrictions on insured depository institutions with respect to brokered deposits. For instance, only a “well capitalized” insured depository institution may accept brokered deposits without prior regulatory approval. In addition, brokered deposits are generally subject to higher outflow assumptions than other types of deposits for purposes of the LCR.

Dodd-Frank mandated an increase in the Designated Reserve Ratio (the balance in the Deposit Insurance Fund divided by estimated insured deposits) from 1.15% to 1.35% by September 30, 2020, and required that insured depository institutions with $10 billion or more in total assets, such as PNC, bear the cost of the increase. As a result, the FDIC adopted rules that impose a deposit insurance assessment surcharge (Surcharge) on insured depository institutions with total consolidated assets of $10 billion or more (including PNC Bank), which became effective on July 1, 2016. The Surcharge will continue in effect until the reserve ratio reaches 1.35 percent (estimated by the FDIC to occur before the end of 2018).

Recovery and Resolution Planning. Dodd-Frank requires BHCs that have $50 billion or more in assets, such as PNC, to periodically submit to the Federal Reserve and the FDIC a resolution plan that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on a covered BHC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S. Bankruptcy Code (or other applicable resolution framework), and additionally could require the company to divest assets or take other actions if the company did not submit an acceptable resolution plan within two years after any such restrictions were imposed. The FDIC also requires large insured depository institutions, including PNC Bank, to periodically submit a resolution plan to the FDIC that includes, among other things, an analysis of

12 The PNC Financial Services Group, Inc. – Form 10-K

how the institution could be resolved under the FDI Act in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. Depending on how the agencies conduct their review of the resolution plans submitted by PNC and PNC Bank, these requirements could affect the ways in which PNC structures and conducts its business and result in higher compliance and operating costs. PNC and PNC Bank are required to submit their next resolution plans by December 31, 2017.

The OCC has adopted final enforceable guidelines under section 39 of the FDI Act that establish standards for recovery planning for insured national banks with average total consolidated assets of $50 billion or more, including PNC Bank. These guidelines require a covered bank to develop and maintain a recovery plan that, among other things, identifies a range of options that could be undertaken by the covered bank to restore its financial strength and viability should identified triggering events occur. For PNC Bank the compliance date for these guidelines is January 1, 2018. The recovery plan guidelines are enforceable in the same manner as the other guidelines the OCC has established under section 39 of the FDI Act.

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

The CFPB has engaged in extensive rulemaking activities, including adopting comprehensive new rules on mortgage related topics required under Dodd-Frank, including borrower ability-to-repay and qualified mortgage standards, mortgage servicing standards and loan originator compensation standards. In October 2015, broad new regulations took effect that substantially revised the disclosures we provide to prospective residential mortgage customers. These regulations, among other things, require the provision of new disclosures near the time a prospective borrower submits an application and three days prior to closing of a mortgage loan. The CFPB is also engaged or expected to engage in rulemakings that impact products and services offered by PNC Bank, including regulations affecting prepaid cards, overdraft fees charged on deposit accounts and arbitration and class-action waiver provisions included in customer account agreements. If adopted, it is possible that CFPB regulations in these or other areas could reduce the fees that we receive, alter the way we provide our products and services, or expose us to greater private litigation risks.

Securities and Derivatives Regulation

Our registered broker-dealer and investment adviser subsidiaries are subject to rules and regulations promulgated by the SEC.

Several of our subsidiaries are registered with the SEC as investment advisers and may provide investment advisory services to clients, other of our affiliates or related entities, including registered investment companies.

Broker-dealer subsidiaries are registered with the SEC and subject to the requirements of the Securities Exchange Act of 1934 and related regulations. The Financial Industry Regulatory Authority (FINRA) is the primary self-regulatory organization for our registered broker-dealer subsidiaries. Investment adviser subsidiaries are subject to the requirements of the Investment Advisers Act of 1940 and related regulations. Our investment adviser subsidiary that serves as adviser to registered investment companies is also subject to the requirements of the Investment Company Act of 1940 and related regulations. Our broker-dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions.

Over the past several years, the SEC and other regulatory agencies have increased their focus on the asset management, mutual fund and broker-dealer industries. Congress and the SEC have adopted regulatory reforms and are considering additional reforms that have increased, and are likely to continue to increase, the extent of regulation of the mutual fund, investment adviser and broker-dealer industries and impose additional compliance obligations and costs on our subsidiaries involved with those industries. Under provisions of the federal securities laws applicable to broker-dealers, investment advisers and registered investment companies and their service providers, a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations also can affect our ability to expeditiously issue new securities into the capital markets. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

Title VII of Dodd-Frank imposes comprehensive and significant regulations on the activities of financial institutions that are active in the U.S. over-the-counter derivatives and

The PNC Financial Services Group, Inc. – Form 10-K 13

foreign exchange markets. Title VII was enacted to (i) address systemic risk issues, (ii) bring greater transparency to the derivatives markets, (iii) provide enhanced disclosures and protection to customers, and (iv) promote market integrity. Among other things, Title VII: (i) requires the registration of both “swap dealers” and “major swap participants” with one or both of the CFTC (in the case of non security-based swaps) and the SEC (in the case of security-based swaps); (ii) requires that most standardized swaps be centrally cleared through a regulated clearing house and traded on a centralized exchange or swap execution facility; (iii) subjects swap dealers and major swap participants to capital and margin requirements in excess of historical practice; (iv) subjects swap dealers and major swap participants to comprehensive new recordkeeping and real-time public reporting requirements; (v) subjects swap dealers and major swap participants to new business conduct requirements, including the provision of daily marks to counterparties and disclosing to counterparties (pre-execution) the material risks, material incentives, and any conflicts of interest associated with their swap; (vi) imposes special duties on swap dealers and major swap participants when transacting a swap with a “special entity” (e.g., governmental agency (federal, state or local) or political subdivision thereof, pension plan or endowment); and (vii) effective March 1, 2017, will impose variation margin requirements on swaps that are not centrally cleared through a regulated clearing house.

As PNC Bank is registered as a swap dealer with the CFTC, it is subject to the regulations and requirements imposed on registered swap dealers, and the CFTC (and for certain delegated responsibilities, the National Futures Association) has a meaningful supervisory role with respect to PNC Bank’s derivatives and foreign exchange businesses. Because of the limited volume of our security-based swap activities, PNC Bank has not registered with the SEC as a security-based swap dealer. The regulations and requirements applicable to swap dealers will collectively impose implementation and ongoing compliance burdens on PNC Bank and introduces additional legal risks (including as a result of newly applicable anti-fraud and anti-manipulation provisions and private rights of action).

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

Regulations of Other Agencies

In addition to regulations issued by the federal banking, securities and derivatives regulators, we also are subject to regulations issued by other federal agencies with respect to certain financial products and services we offer. For example, certain of our fiduciary and investment management activities are subject to regulations issued by the Department of Labor (DOL) under the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and certain of our student lending and servicing activities are subject to regulation by the Department of Education. The DOL has issued final rules expanding the definition of “investment advice” related to retirement accounts and certain other accounts that are subject to DOL interpretive authority. The rule will increase the scope of activities that give rise to fiduciary status under ERISA and the Internal Revenue Code. The rules, which will primarily apply to aspects of our retail and asset management business lines, require new disclosures, development of policies and procedures, and contractual obligations for some account types, among other things. The rules are currently scheduled to take effect on April 10, 2017 with a transition period between April 10, 2017 and January 1, 2018 during which time reduced requirements apply. Full compliance is currently required on January 1, 2018. A presidential memorandum issued on February 3, 2017 directed the DOL to review the rules to determine whether, among other things, the rules harm investors or increase costs. In a statement issued that same day, the DOL indicated that it is considering its legal options to delay the rules’ applicability date. Whether and how these developments may impact the April 10, 2017 applicability date remains unclear.

Competition

We are subject to intense competition from other regulated banking organizations, as well as various other types of financial institutions and non-bank entities that can offer a number of similar products and services without being subject to bank regulatory supervision and restrictions.

PNC Bank competes for deposits and/or loans with:

•	Other commercial banks,
•	Savings banks,
•	Credit unions,
•	Consumer finance companies,
•	Leasing companies,
•	Other non-bank lenders,
•	Financial technology companies,
•	Treasury management service companies,
•	Insurance companies, and
•	Issuers of commercial paper and other securities, including mutual funds.

Our various non-bank businesses engaged in investment banking and alternative investment activities compete with:

•	Commercial banks,
•	Investment banking firms,
•	Collateralized loan obligation (CLO) managers,
•	Hedge funds,
•	Mutual fund complexes,
•	Merchant banks,

14 The PNC Financial Services Group, Inc. – Form 10-K

•	Insurance companies,
•	Private equity firms, and
•	Other investment vehicles.

In providing asset management services, our businesses compete with:

•	Investment management firms,
•	Large banks and other financial institutions,
•	Brokerage firms,
•	Financial technology companies,
•	Mutual fund complexes, and
•	Insurance companies.

Loan pricing, structure and credit standards are extremely important in the current environment as we seek to achieve appropriate risk-adjusted returns. Traditional deposit-taking activities are also subject to pricing pressures and to customer migration as a result of intense competition for deposits and investments. Competitors may seek to compete with us through traditional channels (such as physical locations) or primarily through internet or mobile channels. We include here by reference the additional information regarding competition and factors affecting our competitive position included in the Item 1A Risk Factors of this Report.

Employees

Employees totaled 52,006 at December 31, 2016. This total includes 49,360 full-time and 2,646 part-time employees, of which 21,535 full-time and 2,269 part-time employees were employed by our Retail Banking business.

SEC Reports and Corporate Governance Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act) and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. Our SEC File Number is 001-09718. You may read and copy this information at the SEC’s Public Reference Room located at 100 F Street NE, Room 1580, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can obtain copies of this information by mail from the Public Reference Section of the SEC, 100 F Street NE, Washington, D.C. 20549, at prescribed rates.

The SEC maintains an internet website at www.sec.gov that contains reports, including exhibits, proxy and information statements, and other information about issuers, like us, who file electronically with the SEC. You can also inspect reports, proxy statements and other information about us at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the

SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate internet address is www.pnc.com and you can find this information at www.pnc.com/secfilings. Shareholders and bondholders may obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits, and by contacting Shareholder Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com for copies of exhibits, including financial statement and schedule exhibits where applicable. The interactive data file (XBRL) exhibit is only available electronically.

Information about our Board of Directors and its committees and corporate governance at PNC is available on our corporate website at www.pnc.com/corporategovernance. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board of Directors’s Audit, Nominating and Governance, Personnel and Compensation, or Risk Committees (all of which are posted on our corporate website at www.pnc.com/corporategovernance) may do so by sending their requests to PNC’s Corporate Secretary at corporate headquarters at The Tower at PNC Plaza, 300 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2401. Copies will be provided without charge to shareholders.

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

We generally post the following under “About Us – Investor Relations” shortly before or promptly following its first use or release: financially-related press releases, including earnings releases, and supplemental financial information, various SEC filings, including annual, quarterly and current reports and proxy statements, presentation materials associated with earnings and other investor conference calls or events, and

The PNC Financial Services Group, Inc. – Form 10-K 15

access to live and recorded audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and non-GAAP financial information, and we provide GAAP reconciliations when we include non-GAAP financial information. Where applicable, we provide GAAP reconciliations for such additional information in materials for that event or in materials for other prior investor presentations or in our annual, quarterly or current reports.

We are required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory and PNC-developed hypothetical severely adverse economic scenarios, as well as information concerning our capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. We are also required to make certain additional regulatory capital-related public disclosures about our capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Under these regulations, we may satisfy these requirements through postings on our website, and we have done so and expect to continue to do so without also providing disclosure of this information through filings with the SEC.

Other information posted on our corporate website that may not be available in our filings with the SEC includes information relating to our corporate governance and annual communications from our chairman to shareholders.

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

Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. We categorize the risks we face as credit, liquidity, capital, market (including interest rate, trading, and investment risk), operational (including operations, compliance (including legal), data management, model, technology and systems, information security, business continuity, and third party risk), strategic and reputational. We discuss our principal risk management processes and, in appropriate places, related historical performance and other metrics in the Risk Management section included in Item 7 of this Report.

The following are the key risk factors that affect us. Any one or more of these risk factors could have a material adverse impact on our business, financial condition, results of operations or cash flows, in addition to presenting other possible adverse consequences, including those described below. These risk factors and other risks we face are also discussed further in other sections of this Report.

Difficult economic conditions or volatility in the financial markets would likely have an adverse effect on our business, financial position and results of operations.

As a financial services company, our business and overall financial performance are vulnerable to the impact of poor economic conditions. Poor economic conditions generally result in reduced business activity, which may decrease the demand for our products and services, can impair the ability of borrowers to repay loans, and may lead to turmoil and volatility in financial markets. Such effects would likely have an adverse impact on financial institutions such as PNC, with the significance of the impact generally depending on the severity of the adverse or recessionary economic conditions.

Even when economic conditions are relatively good or stable, specific economic factors can negatively affect the performance of financial institutions. For example, low commodity prices in the energy sector had an impact in 2016, particularly during the early part of the year.

Political factors can also impact our business through changes in customer behavior or in the types of transactions we seek to pursue, in response to economic instability or market volatility or to proposed or adopted changes in governmental policy resulting from events such as changes in control of Congress, the election of a new President or political events outside the United States that impact the U.S. economy or our customers. In the recent past, uncertainty regarding the ability of Congress and the President collectively to reach agreement on federal budgetary, taxing and spending matters has also created the risk of economic instability or market volatility. Proposed changes in law and policy accompanying the new presidential administration create the possibility of significant impacts on business activity in the United States and globally and provide uncertainty pending efforts to enact them. The impact of such political factors can have an adverse effect on our performance together with that of others in the industry.

16 The PNC Financial Services Group, Inc. – Form 10-K

Significant business tax reform is being considered by the new administration and Congress, with a number of proposals having been made. The proposals thus far generally seek to broaden the tax base by eliminating certain deductions and credits in favor of providing lower tax rates for all businesses. It is unknown what specific deductions or credits might be eliminated and it is uncertain the extent corporate tax rates might be reduced. Changes to deductions, credits, and rates could have a material impact on us, either directly or by changing the behavior of our customers.

Given the geographic scope of our business and operations, we are most exposed to problems within the United States economy and financial markets and, within the United States, most exposed to issues in our primary geographic footprint concentrated in the Northeastern, Midwestern and Southeastern United States.

International economic conditions, however, can impact our business and financial performance both directly to the extent of our international business activities and, possibly more significantly, indirectly due to the possibility that poor economic conditions impacting other major economies around the world will have an impact on the United States. For example, a repetition of concerns such as those arising out of the financial crisis of 2007-2009 related to the solvency of several European countries could have an adverse effect on financial markets throughout the world, including those relevant to our business. Currently, the prospect of the United Kingdom’s impending exit from the European Union has led to uncertainty regarding the impact on the United Kingdom’s economy and capital markets as well as that of the remaining countries in the European Union. It is also possible that other countries might seek to exit the European Union in the future. The extent to which these uncertainties will affect the United States economy and capital markets is unclear.

Other risk factors, presented below, address specific ways in which we may be adversely impacted by economic conditions.

Our business and financial results are subject to risks associated with the creditworthiness of our customers and counterparties.

Credit risk is inherent in the financial services business and results from, among other things, extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks, particularly given the high percentage of our assets represented directly or indirectly by loans and securities and the importance of lending activity to our overall business. We manage credit risk by assessing and monitoring the creditworthiness of our customers and counterparties, by diversifying our loan portfolio and by investing primarily in high quality securities. Many factors impact credit risk.

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

Financial services institutions are interrelated as a result of trading, clearing, lending, counterparty, and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client.

Despite maintaining a diversified loan and securities portfolio, in the ordinary course of business, we may have concentrated credit exposure to a particular person or entity, industry, region or financial market. Loans secured by commercial and residential real estate represent a significant percentage of our overall credit portfolio as well as of the assets underlying our investment securities. Events adversely affecting specific customers or counterparties, industries, regions or financial markets, including a decline in their creditworthiness or overall risk profile, could adversely affect us.

Our credit risk may be exacerbated when collateral held by us to secure obligations to us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due us.

We reserve for credit losses through our Allowance for loan and lease losses, with changes in the Allowance for loan and lease losses reflected in Net income through Provision for credit losses. An increase in credit risk would likely lead to an increase in Provision for credit losses with a resulting reduction in our Net income and would increase our Allowance for loan and lease losses.

Our business and financial performance is impacted significantly by market interest rates and movements in those rates. The monetary, tax and other policies of governmental agencies, including the Federal Reserve, over which we have no control, have a significant impact on interest rates and overall financial market performance.

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

The PNC Financial Services Group, Inc. – Form 10-K 17

•	Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, and can, in turn, affect our loss rates on those assets.
•	Such changes may decrease the demand for interest rate-based products and services, including loans and deposit accounts.
•	Such changes can also affect our ability to hedge various forms of market and interest rate risk and may decrease the effectiveness of those hedges in helping to manage such risks.
•	Movements in interest rates also affect mortgage prepayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.
•	Increases in interest rates can lower the price we would receive on fixed-rate customer obligations if we were to sell them.

Governmental monetary, tax and other policies, including those of the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking companies such as PNC. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits and can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Both due to the impact on rates and by controlling access to direct funding from the Federal Reserve Banks, the Federal Reserve’s policies also significantly influence our cost of funding. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the precise effects that they may have on our activities and financial results. The very low interest rate environment that has prevailed since the financial crisis has had a negative impact on our ability to increase our net interest income. Although the Federal Reserve increased its benchmark interest rate in December 2015 and again in December 2016, ending approximately seven years of near zero rates, and is expected to continue raising rates through 2017, there is no assurance that it will do so. The failure on the part of the Federal Reserve to continue raising rates could affect consumer and business behavior in ways that are adverse to us in addition to continuing to affect our net interest income. Even if the Federal Reserve continues to increase the interest rates it directly influences, there may be a prolonged period before interest rates return to more historically typical levels.

In addition, monetary and fiscal policy actions by governmental and regulatory decision makers in other countries or in the European Union could have an impact on global interest rates, affecting rates in the United States as well as rates on instruments denominated in currencies other than the United States dollar, any of which could have one or more of the potential effects on us described above. While we have not experienced negative interest rates in the United States, some central banks in Europe and Asia have cut interest rates below zero. It is unclear what the impact of these actions will be. If U.S. interest rates were to fall below zero, it could significantly affect our businesses and results of operation.

Our business and financial performance are vulnerable to the impact of changes in the values of financial assets.

As a financial institution, a substantial majority of our assets and liabilities are financial in nature (items such as loans, securities, servicing rights, deposits and borrowings). Such assets and liabilities will fluctuate in value, often significantly, due to movements in the financial markets or market volatility as well as developments specific to the asset or liability in question. Credit-based assets and liabilities will fluctuate in value due to changes in the perceived creditworthiness of borrowers or other counterparties and also due to changes in market interest rates.

In addition, changes in loan prepayment speeds, usually based on fluctuations in market interest rates, could adversely impact the value of our mortgage servicing rights. Additionally, the underlying value of assets under lease or securing an obligation may decrease due to supply and demand for the asset or the condition of the asset. This could cause our recorded lease value or the value of the secured obligation to decline.

In many cases, we mark our assets and liabilities to market on our financial statements, either through our Net income and Retained earnings or through adjustments to Accumulated other comprehensive income on our balance sheet. We may need to record losses in the value of financial assets even where our expectation of realizing the face value of the underlying instrument has not changed.

In addition, asset management revenue is primarily based on a percentage of the value of the assets being managed and thus is impacted by general changes in market valuations. Thus, although we are not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related fee income.

Our success depends on our ability to attract and retain customers for our products and services, which may be negatively impacted by a lack of consumer and business economic confidence as well as our actions, including our ability to anticipate and satisfy customer demands for products and services.

As a financial institution, our performance is subject to risks associated with the loss of customer confidence and demand. Economic and market developments may affect consumer and business confidence levels. If customers lose confidence due to a weak or deteriorating economy or uncertainty surrounding

18 The PNC Financial Services Group, Inc. – Form 10-K

the future of the economy, the demand for our products and services could suffer. We may also fail to attract or retain customers if we are unable to develop and market products and services that meet evolving customer needs or demands or if we are unable to deliver them effectively and securely to our customers, particularly to the extent that our competitors are better able to do so.

News or other publicity that impairs our reputation, or the reputation of our industry generally, also could cause a loss of customers. Financial companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is illegal or viewed as unfair, deceptive, manipulative or otherwise wrongful.

If we fail to attract and retain customers, demand for our loans and other financial products and services could decrease and we could experience adverse changes in payment patterns. We could lose interest income from a decline in credit usage and fee income from a decline in product sales, investments and other transactions. Our customers could remove money from checking and savings accounts and other types of deposit accounts in favor of other banks or other types of investment products. Deposits are a low cost source of funds. Therefore, losing deposits could increase our funding costs and reduce our net interest income.

The United States is just starting to emerge from an extended period of very low interest rates. Very low interest rates decrease the attractiveness of alternatives to bank checking and savings accounts, which may lack deposit insurance and some of the convenience associated with more traditional banking products and which may no longer be able to offer much higher interest rates. If interest rates were to rise significantly, customers may be less willing to maintain balances in non-interest bearing or low interest bank accounts, which could result in a relatively higher cost of funds to us. This could also result in a loss of fee income.

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

As a regulated financial services firm, we are subject to numerous governmental regulations, and the financial services industry as a whole continues to be subject to significant regulatory reform initiatives in the United States and elsewhere.

PNC is a bank holding company (BHC) and a financial holding company and is subject to numerous governmental regulations involving both its business and organization.

Our businesses are subject to regulation by multiple banking, consumer protection, securities and derivatives regulatory bodies. In recent years, we, together with the rest of the financial services industry, have faced intense regulation, with many new regulatory initiatives and vigorous oversight and enforcement on the part of numerous regulatory bodies. Legislatures and regulators have pursued a broad array of initiatives intended to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, and consumer and investor protection. As a result, we have experienced significantly increased compliance costs and have needed to adjust our business practices to accommodate new requirements and limitations, impacting some of our revenue opportunities. We expect these effects to continue.

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

Applicable laws and regulations also restrict permissible activities and investments and require compliance with provisions designed to protect loan, deposit, brokerage, fiduciary, mutual fund and other customers, and for the protection of customer information, among other things. We are also subject to laws and regulations designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities.

Although the new presidential administration has indicated an intent to pursue the regulation of the financial services industry differently than was the case under the previous administration, there is significant uncertainty regarding the direction this presidential administration will take and its ability to implement its policies and objectives, as well as the ultimate impact on potential new regulatory initiatives and the enforcement of existing laws and regulations.

The PNC Financial Services Group, Inc. – Form 10-K 19

There are currently pending numerous additional regulatory proposals, and other new initiatives are likely to be pursued in the future. The implementation of new regulatory requirements and limitations could further increase our compliance costs and the risks associated with non-compliance and could affect our ability to pursue or take full advantage of some desirable business opportunities.

A failure to comply, or to have adequate policies and procedures designed to comply, with regulatory requirements could expose us to damages, fines and regulatory penalties and other regulatory actions or consequences, such as limitations on activities otherwise permissible for us or additional requirements for engaging in new activities, and could also injure our reputation with customers and others with whom we do business.

See Supervision and Regulation in Item 1 of this Report for more information concerning the regulation of PNC and recent initiatives to reform financial institution regulation, including some of the matters discussed in this Risk Factor. Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report also discusses some of the regulation applicable to us.

Current and likely future capital and liquidity standards will result in banks and bank holding companies needing to maintain more and higher quality capital and greater liquidity than has historically been the case.

We are subject to regulatory capital and liquidity requirements established by the Federal Reserve and the OCC, and discuss these requirements and standards in the Supervision and Regulation section included in Item 1 of this Report and the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report.

The regulatory capital requirements applicable to banks and BHCs have undergone, and continue to undergo, significant changes. For example, the final rules adopted by the U.S. banking agencies in July 2013 to implement the new international guidelines for determining regulatory capital established by the Basel Committee known as “Basel III,” as well as to implement certain provisions of Dodd-Frank, fundamentally altered the U.S. regulatory capital requirements for U.S. BHCs and banks. Significant parts of these rules are now effective for us, although as a result of the staggered effective dates of the rules many provisions are being phased-in over a period of years, with the rules generally to be fully phased-in as of January 1, 2019. The Basel Committee, moreover, continues to consider additional, significant changes to the international capital framework for banking organizations, including modifications that would significantly alter the international frameworks governing the market risk capital requirements for trading positions and the standardized risk weighting approach for credit risk, establish a capital floor for banking organizations subject to the advanced approaches for the risk weighting of assets, modify the framework for operational risk under the advanced approaches, modify the treatment of securitization positions, and seek to enhance the transparency and consistency of capital requirements amongst banks and jurisdictions. It is unclear how these or other initiatives by the Basel Committee may be finalized and implemented in the United States and, thus, we are unable to estimate what potential impact such initiatives may have on us.

The liquidity standards applicable to large U.S. banking organizations also are expected to be supplemented in the coming years. For example, the Basel Committee, in October 2014, released the final framework for the NSFR standard, which is designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. Under that framework, the NSFR would take effect as a minimum regulatory standard on January 1, 2018. In May 2016, the U.S. banking agencies proposed rules to implement the NSFR but these rules have not yet been finalized. Thus, the potential impact of the rules on us remains unclear.

The need to maintain more and higher quality capital, as well as greater liquidity, going forward than historically has been required could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also result in us taking steps to increase our capital that may be dilutive to shareholders, being limited in our ability to pay dividends or otherwise return capital to shareholders, or selling or refraining from acquiring assets, for which the capital requirements appear inconsistent with the assets’ underlying risks. In addition, the new liquidity standards require us to maintain holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term or less liquid assets even if more desirable from a balance sheet or interest rate risk management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions. In addition, PNC, as a BHC that is subject to the advanced approaches for regulatory capital purposes, is subject to a higher LCR requirement than other BHCs that have more than $50 billion in total assets but are not subject to the advanced approaches. Until the scope and terms of pending or future rulemakings relating to capital, liquidity, or liability composition are known, the extent to which such rules may apply to us and the potential impact of such rules on us will remain uncertain.

We operate in a highly competitive environment, in terms of the products and services we offer and the geographic markets in which we conduct business, as well as in our labor markets where we compete for talented employees. Competition could adversely impact our customer

20 The PNC Financial Services Group, Inc. – Form 10-K

acquisition, growth and retention, as well as our credit spreads and product pricing, causing us to lose market share and deposits and revenues.

We are subject to intense competition from various financial institutions as well as from non-bank entities that engage in many similar activities without being subject to bank regulatory supervision and restrictions. This competition is described in Item 1 of this Report under “Competition.” Competition in our industry could intensify as a result of the increasing consolidation of financial services companies, in connection with current industry conditions or otherwise.

In all, the principal bases for competition are pricing (including the interest rates charged on loans or paid on interest-bearing deposits), product structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction as it affects our ability to deliver the products and services that customers desire and in a manner that they find convenient and attractive. Banks generally are facing the risk of increased competition from products and services offered by non-bank financial technology companies, particularly related to payment services and lending.

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

We depend on the effectiveness and integrity of our employees, systems and controls to manage operational risks.

We are a large organization that offers a wide variety of products to a broad and diverse group of customers. We are dependent on our employees, systems, and controls to assure that we properly enter into, record and manage processes, transactions and other relationships with customers, suppliers and other parties with whom we do business, as well as to assure that we identify and mitigate the risks that are inherent in these relationships.

We necessarily rely on our employees or, in some cases, employees of third parties to perform these tasks and manage the resulting risks. As a result, we are vulnerable to human error, misconduct or malfeasance, leading potentially to operational breakdowns or other errors. In addition, when we change processes or procedures or introduce new products or services, we may fail to adequately identify or manage operational risks resulting from such changes. We have taken measures to manage and mitigate this risk, but our controls may not be adequate to prevent problems resulting from human involvement in our business, including risks associated with the design, operation, and monitoring of automated systems.

Errors by our employees or those of third parties, whether accidental, intentional or fraudulent, or other failures of our systems and controls could result in customer remediation costs, regulatory fines or penalties, litigation or enforcement actions, or limitations on our business activities. They also could result in damage to our reputation and to our ability to attract and retain customers, with the reputational impact likely greater to the extent that the mistakes or failures are pervasive, long-standing or affect a significant number of customers, particularly retail consumers.

It is not possible to prevent all errors of these types, particularly to the extent that human activity is involved, and over the last several years, other financial services organizations have been reported to have failed to prevent, identify or respond to a broad range of operational risk matters with resulting consequences to the other organizations of these types described above. Recent examples include unauthorized account openings, assessment of inappropriate fees, and failure to report information timely to the government.

We depend on technology, both internally and through third-parties, to conduct our business and could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, those systems.

As a large financial company, we handle a substantial volume of customer and other financial transactions on a continuous basis. As a result, we rely heavily on information systems to conduct our business and to process, record, and monitor our transactions and those of our customers. Over time, we have increased substantially in size, scope and complexity. We have also seen more customer usage of technological solutions for financial needs and higher expectations of customers and regulators regarding effective and safe systems operation. We expect these trends to continue for the foreseeable future. The need to ensure proper functioning and resiliency of these systems has become more challenging, and the costs involved in that effort are greater than ever.

The PNC Financial Services Group, Inc. – Form 10-K 21

The risks to these systems result from a variety of factors, both internal and external. In some cases, these factors relate to the potential for bad acts on the part of hackers, criminals, foreign governments or their agents, employees and others, and to some extent will be beyond our ability to prevent. In other cases, our systems could fail to operate as needed, including failures to prevent access in an unauthorized manner, due to factors such as design or performance issues, human error, unexpected transaction volumes, or inadequate measures to protect against unauthorized access or transmissions. We are also at risk for the impact of natural or other disasters, terrorism, international hostilities and the like on our systems or for the effect of outages or other failures involving power, communications, or payment, clearing and settlement systems operated by others. In addition, we face a variety of types of cyber attacks, some of which are discussed in more detail below. Cyber attacks often include efforts to disrupt our ability to provide services or to gain access to, or destroy, confidential or proprietary company and customer information.

We rely on other companies for the provision of a broad range of products and services. Many of these products and services include information systems or involve the use of such systems in connection with providing the products or services. In some cases, these other companies provide the infrastructure that supports communications, payment, clearing and settlement systems, or information processing and storage. These other companies are generally subject to many of the same risks we face with respect to our systems. To the extent we rely on these other companies, we could be adversely affected if they are impacted by system failures, cyber attacks or employee misconduct.

All of these types of events, whether resulting from cyber attacks or other internal or external sources, expose customer and other confidential information to security risks. They also could disrupt our ability to use our accounting, deposit, loan and other systems and could cause errors in transactions or system functionality with customers, vendors or other parties.

In addition, our customers often use their own devices, such as computers, smartphones and tablets, to do business with us and may provide their PNC customer information (including passwords) to a third party in connection with obtaining services from the third party. Although we take steps to provide safety and security for our customers’ transactions with us and their customer information to the extent they are utilizing their own devices or providing third parties access to their accounts, our ability to assure such safety and security is necessarily limited.

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

In addition, individuals or organizations sometimes flood commercial websites with extraordinarily high volumes of traffic, in what is referred to as a distributed denial of service (DDoS) attack, with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. Starting in late 2012, we and other financial services companies were subject to DDoS attacks, although no customer data has been lost or compromised to this point as a result of such attacks against us, and they have not had a material impact on us. More recently, several major DDoS attacks outside of the US financial services industry have demonstrated an evolution in scope and potential impact of such attacks, including coupling them with other types of attacks and enhancing their impact by exploiting vulnerabilities in “Internet of Things” devices. Although we have made improvements in our security posture with respect to such attacks, we cannot provide assurance that future attacks of this type, or attacks of other types, might not have a greater effect on us, particularly given the evolution in the maliciousness and scale of recent attacks.

As our customers regularly use PNC-issued credit and debit cards to pay for transactions with retailers and other businesses, there is the risk of data security breaches at those other businesses covering PNC account information. When our customers use PNC-issued cards to make purchases from those businesses, card account information may be provided to the business. If the business’s systems that process or store card account information are subject to a data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. We may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts. In addition, we provide card transaction processing services to some merchant customers under agreements we have with payment networks such as Visa and MasterCard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach.

Over the last few years, several large companies disclosed that they had suffered substantial data security breaches compromising millions of user accounts and credentials. To date, our losses and costs related to these breaches have not been material, but other similar events in the future could be more significant to us.

There have been other recent publicly announced cyber attacks that were not focused on gaining access to credit card

22 The PNC Financial Services Group, Inc. – Form 10-K

or user credential information but instead sought access to a range of other types of confidential information including internal emails and other forms of customer financial information. Ransomware attacks have sought to deny access to data and possibly shut down systems and devices maintained by target companies. In a ransomware attack, system data is encrypted or access is otherwise denied, accompanied by a demand for ransom to restore access to the data. To date, we have not been impacted financially by these types of attacks, but attacks on others demonstrate the risks to confidential information and systems operations potentially posed by new and evolving types of cyber attacks.

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

In addition to threats from people external to us, insider threats represent a significant risk to us. Insiders, having legitimate access to our systems and the information contained in them, have the easiest opportunity to make inappropriate use of the systems and information. Addressing that risk requires understanding not only how to protect us from unauthorized use and disclosure of data, but also how to engage behaviorial analytics to identify potential internal threats before any damage is done.

We have policies, procedures and systems (including business continuity programs) designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems. We design our business continuity and other information and technology risk management programs to manage our capabilities to provide services in the case of an event resulting in material disruptions of business activities affecting our employees, facilities, technology or suppliers. We regularly seek to test the effectiveness of and enhance these policies, procedures and systems. Nonetheless, we cannot guarantee the effectiveness of our policies, procedures and systems to protect us in any particular future situation.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our business continuity planning, our ability to understand threats to us from a holistic perspective, and our ability to anticipate the timing and nature of any such event that occurs. The adverse impact of natural and other disasters, terrorist activities, international hostilities and the like could be increased to the extent that there is a lack of preparedness on the part of national or regional governments, including emergency responders, or on the part of other organizations and businesses with which we deal, particularly those on which we depend, some of which we have little or no control over.

In recent years, we have incurred significant expense towards improving the reliability of our systems and their security against external and internal threats. Even with our proactive and defensive measures in place, there remains the risk that one or more adverse events might occur. If one does occur, we might not be able to remediate the event or its consequences timely or adequately, particularly to the extent that it represents a novel or unusual threat. To the extent that the risk relates to products or services provided by others, we seek to engage in due diligence and monitoring to limit the risk, but here, as well, we cannot eliminate it. Should an adverse event affecting another company’s systems occur, we may not have indemnification or other protection from the other company sufficient to compensate us or otherwise protect us from the consequences.

The occurrence of any failure, interruption or security breach of any of our information or communications systems, or the systems of other companies on which we rely, could result in a wide variety of adverse consequences to us. This risk is greater if the issue is widespread or results in financial losses to our customers. Possible adverse consequences include damage to our reputation or a loss of customer business. We also could face litigation or additional regulatory scrutiny. Litigation or regulatory actions in turn could lead to liability or other sanctions, including fines and penalties or reimbursement of customers adversely affected by a systems problem or security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other financial institutions could lead to a general loss of customer confidence in financial institutions, including us. Also, systems problems, including those resulting from third party attacks, whether at PNC or at our competitors, would likely increase regulatory and customer concerns regarding the functioning, safety and security of such systems generally. In that case, we would expect to incur even higher levels of costs with respect to prevention and mitigation of these risks.

We continually encounter technological change and we could falter in our ability to remain competitive in this arena.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Examples at the present time include expanded use of cloud computing, biometric authentication, data protection enhancements, and increased on-line and remote device interaction with customers. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. We have been investing in technology and connectivity to automate functions previously performed manually, to facilitate the ability of customers to engage in financial transactions, and otherwise to enhance the customer experience with respect to our products and services. On the retail side, this has included developments such as

The PNC Financial Services Group, Inc. – Form 10-K 23

more sophisticated ATMs and expanded access to banking transactions through the internet, smart phones, tablets and other remote devices. These efforts have all been in response to actual and anticipated customer behavior and expectations. Our continued success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands, including demands for faster and more secure payment services, and create efficiencies in our operations. A failure to maintain or enhance our competitive position with respect to technology, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not rolled out in a timely manner, may cause us to lose market share or incur additional expense.

There are risks resulting from the extensive use of models in our business.

We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, and calculating economic and regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output will be adversely affected due to the inadequacy of that information. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.

Our asset and liability valuations and the determination of the amount of loss allowances and impairments taken on our assets are highly subjective. Inaccurate estimates could materially impact our results of operations or financial position.

We must use estimates, assumptions, and judgments when assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Changes in underlying factors or assumptions in any of the areas underlying our estimates could materially impact our future financial condition and results of operations. During periods of market disruption, it may be more difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were historically in active markets with significant observable data that rapidly become illiquid due to market volatility, a loss in market confidence or other factors. Further, rapidly changing and unprecedented market conditions in any particular market could materially impact the valuation of assets as reported within our consolidated financial statements.

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

Many aspects of our business involve substantial risk of legal liability. We have been named or threatened to be named as defendants in various lawsuits arising from our business activities (and in some cases from the activities of companies we have acquired). In addition, we are regularly the subject of governmental investigations and other forms of regulatory inquiry. We also are at risk when we have agreed to indemnify others for losses related to legal proceedings, including litigation and governmental investigations and inquiries, they face, such as in connection with the sale of a business or assets by us. Since the financial crisis of 2007-2009, mortgage lending, servicing, sales, securitization and other aspects of the mortgage business have been a significant contributor to our overall legal risk, which may continue going forward, particularly given additional borrower protections provided as part of regulatory initiatives to reform the mortgage industry. The results of these legal proceedings could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business, or reputational harm.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question. Thus, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies. We discuss further the unpredictability of legal proceedings and describe certain of our pending legal proceedings in Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report.

24 The PNC Financial Services Group, Inc. – Form 10-K

We grow our business in part by acquiring other financial services companies or assets from time to time, and these acquisitions present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.

Acquisitions of other financial services companies, financial assets and related deposits and other liabilities present risks and uncertainties to us in addition to those presented by the nature of the business acquired.

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

Also, litigation and governmental investigations that may be pending at the time of the acquisition or be filed or commenced thereafter, as a result of an acquisition or otherwise, could impact the timing or realization of anticipated benefits to us. Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report describes several legal proceedings related to pre-acquisition activities of companies we have acquired, including National City. Other such legal proceedings may be commenced in the future.

Integration of an acquired company’s business and operations into PNC, including conversion of the acquired company’s different systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to the acquired company’s or our existing businesses. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks and uncertainties in instances where we may be inexperienced in these new areas.

Our ability to analyze the risks presented by prospective acquisitions, as well as our ability to prepare in advance of closing for integration, depends, in part, on the information we can gather with respect to the target, which is more limited than the information we have regarding companies we already own.

As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory delays or other regulatory issues. In addition, our ability to make large acquisitions in the future may be negatively impacted by regulatory rules or future regulatory initiatives designed to limit systemic risk and the potential for a financial institution to become “too big to fail.”

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

The PNC Financial Services Group, Inc. – Form 10-K 25

We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branch and other facilities. We consider the facilities owned or occupied under lease by our subsidiaries to be adequate for the purposes of our business operations. We include here by reference the additional information regarding our properties in Note 8 Premises, Equipment and Leasehold Improvements in the Notes To Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 – LEGAL PROCEEDINGS

See the information set forth in Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated here by reference.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding each of our executive officers as of February 20, 2017 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (a)
William S. Demchak	54	Chairman, President and Chief Executive Officer (b)	2002
Orlando C. Esposito	58	Executive Vice President and Head of Asset Management Group	1988
Michael J. Hannon	60	Executive Vice President and Chief Credit Officer	1982
Vicki C. Henn	48	Executive Vice President and Chief Human Resources Officer	1994
Gregory B. Jordan	57	Executive Vice President, General Counsel and Chief Administrative Officer	2013
Stacy M. Juchno	41	Executive Vice President and General Auditor	2009
Karen L. Larrimer	54	Executive Vice President, Chief Customer Officer and Head of Retail Banking	1995
Michael P. Lyons	46	Executive Vice President and Head of Corporate & Institutional Banking	2011
E. William Parsley, III	51	Executive Vice President, Treasurer, Chief Investment Officer and Head of Consumer Lending	2003
Robert Q. Reilly	52	Executive Vice President and Chief Financial Officer	1987
Joseph E. Rockey	52	Executive Vice President and Chief Risk Officer	1999
Steven Van Wyk	58	Executive Vice President and Head of Technology and Operations	2013
Gregory H. Kozich	53	Senior Vice President and Controller	2010
(a)	Where applicable, refers to year employed by predecessor company.
(b)	Mr. Demchak also serves as a director. Biographical information for Mr. Demchak is included in “Election of Directors (Item 1)” in our proxy statement for the 2017 annual meeting of shareholders. See Item 10 of this Report.

26 The PNC Financial Services Group, Inc. – Form 10-K

Orlando C. Esposito was appointed Executive Vice President and head of PNC’s Asset Management Group in April 2013. Prior to being named to his current position, he held numerous leadership positions including Executive Vice President of Corporate Banking from November 2006 to April 2013.

Michael J. Hannon has served as Executive Vice President since February 2009, prior to which he was a Senior Vice President. He has served as Chief Credit Officer since November 2001 and as Interim Chief Risk Officer from December 2011 to February 2012.

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

Karen L. Larrimer was appointed Executive Vice President in May 2013. Ms. Larrimer became head of PNC’s Retail Banking in 2016. She has also served as Chief Customer Officer since April 2014, prior to which she served as Chief Marketing Officer.

Michael P. Lyons has been an Executive Vice President since November 2011 and is head of PNC’s Corporate & Institutional Banking.

E. William Parsley, III has served as Treasurer and Chief Investment Officer since January 2004. He was appointed Executive Vice President in February 2009. In addition to retaining his current roles, Mr. Parsley became head of Consumer Lending in the spring of 2016.

Robert Q. Reilly was appointed Chief Financial Officer in August 2013. He served as the head of PNC’s Asset Management Group from 2005 until April 2013. Previously, he held numerous management roles in both Corporate Banking and Asset Management. He was appointed Executive Vice President in February 2009.

Joseph E. Rockey was appointed Executive Vice President and Chief Risk Officer in January 2015. Prior to his appointment, Mr. Rockey led enterprise risk management and the Basel office within PNC’s risk management organization. Mr. Rockey joined PNC in 1999.

Steven Van Wyk joined PNC as Head of Technology and Operations in January 2013. From 2007 until joining PNC, Mr. Van Wyk served as Global Chief Operating Officer for ING. He was appointed Executive Vice President of PNC in February 2013.

Gregory H. Kozich has served as Controller of PNC since 2011. He was appointed as Senior Vice President in November 2010.

DIRECTORS OF THE REGISTRANT

The name, age and principal occupation of each of our directors as of February 20, 2017 and the year he or she first became a director is set forth below:

•	Charles E. Bunch, 67, Retired Executive Chairman of PPG Industries, Inc. (coatings, sealants and glass products) (2007)
•	Marjorie Rodgers Cheshire, 48, President and Chief Operating Officer, A&R Development Corp. (real estate development company) (2014)
•	William S. Demchak, 54, Chairman, President and Chief Executive Officer of PNC (2013)
•	Andrew T. Feldstein, 52, Chief Executive Officer and Co-Chief Investment Officer of BlueMountain Capital Management, LLC (asset management firm) (2013)
•	Daniel R. Hesse, 63, Retired President and Chief Executive Officer of Sprint Corporation (telecommunications) (2016)
•	Kay Coles James, 67, President and Founder of The Gloucester Institute (non-profit) (2006)
•	Richard B. Kelson, 70, Chairman, President and Chief Executive Officer, ServCo LLC (strategic sourcing, supply chain management) (2002)
•	Jane G. Pepper, 71, Retired President of the Pennsylvania Horticultural Society (non-profit) (1997)
•	Donald J. Shepard, 70, Retired Chairman of the Executive Board and Chief Executive Officer of AEGON N.V. (insurance) (2007)
•	Lorene K. Steffes, 71, Independent Business Advisor (executive, business management and technical expertise) (2000)
•	Dennis F. Strigl, 70, Retired President and Chief Operating Officer of Verizon Communications Inc. (telecommunications) (2001)
•	Michael J. Ward, 66, Chairman and Chief Executive Officer of CSX Corporation (railroads, transportation) (2016)
•	Gregory D. Wasson, 58, Retired President and Chief Executive Officer of Walgreens Boots Alliance (pharmacy, health and wellbeing enterprise) (2015)

The PNC Financial Services Group, Inc. – Form 10-K 27

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) (1) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 16, 2017, there were 60,763 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve and our primary bank regulators as part of the Comprehensive Capital Analysis and Review (CCAR) process as described in the Supervision and Regulation section in Item 1 of this Report.

The Federal Reserve has the power to prohibit us from paying dividends without its approval. For further information concerning dividend restrictions and other factors that could limit our ability to pay dividends, as well as restrictions on loans, dividends or advances from bank subsidiaries to the parent company, see the Supervision and Regulation section in Item 1, Item 1A Risk Factors, the Capital and Liquidity Management portion of the Risk Management section in Item 7, and Note 10 Borrowed Funds, Note 15 Equity and Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

We include here by reference additional information relating to PNC common stock under the Common Stock Prices/Dividends Declared section in the Statistical Information (Unaudited) section of Item 8 of this Report.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2016 in the table (with introductory paragraph and notes) that appears in Item 12 of this Report.

Our stock transfer agent and registrar is:

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

Registered shareholders may contact this phone number regarding dividends and other shareholder services.

We include here by reference the information that appears under the Common Stock Performance Graph caption at the end of this Item 5.

(a)(2)	None.
(b)	Not applicable.
(c)	Details of our repurchases of PNC common stock during the fourth quarter of 2016 are included in the following table:

In thousands, except per share data

2016 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – 31	2,277	$91.15	2,245	61,962
November 1 – 30	1,243	$103.50	1,243	60,719
December 1 – 31	1,449	$115.65	1,449	59,270
Total	4,969	$101.39
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. Note 11 Employee Benefit Plans and Note 12 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)	On March 11, 2015, we announced that our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process.
In June 2016, we announced share repurchase programs of up to $2.0 billion for the four quarter period beginning with the third quarter of 2016, including repurchases of up to $200 million related to employee benefit plans. In January 2017, we announced a $300 million increase in our share repurchase programs for this period. In the fourth quarter of 2016, we repurchased 4.9 million shares of common stock on the open market, with an average price of $101.47 per share and an aggregate repurchase price of $.5 billion. See the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report for more information on the share repurchase programs under the share repurchase authorization for the period July 1, 2016 through June 30, 2017 included in the 2016 capital plan accepted by the Federal Reserve.

28 The PNC Financial Services Group, Inc. – Form 10-K

Common Stock Performance Graph

This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2016, as compared with: (1) a selected peer group as set forth below and referred to as the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of that year. The stock performance graph assumes that $100 was invested on January 1, 2012 for the five-year period and that any dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2011 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 2011	Dec. 2012	Dec. 2013	Dec. 2014	Dec. 2015	Dec. 2016
PNC	$100	$103.67	$141.45	$170.20	$181.78	$228.65	17.99%
S&P 500 Index	$100	$115.98	$153.51	$174.47	$176.88	$197.98	14.64%
S&P 500 Banks	$100	$124.06	$168.34	$194.41	$196.06	$243.57	19.49%
Peer Group	$100	$130.30	$178.02	$196.96	$183.89	$236.81	18.82%

The Peer Group for the preceding chart and table consists of the following companies: BB&T Corporation; Fifth Third Bancorp; KeyCorp; The PNC Financial Services Group, Inc.; SunTrust Banks, Inc.; U.S. Bancorp; Regions Financial Corporation; Wells Fargo & Company; Capital One Financial Corporation; Bank of America Corporation; M&T Bank Corporation; and JPMorgan Chase & Co. This Peer Group was approved for 2016 by the Board of Directors’s Personnel and Compensation Committee. Such Committee has approved the same peer group for 2017.

Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2011 to December 31 of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

The PNC Financial Services Group, Inc. – Form 10-K 29

ITEM 6 – SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2016	2015	2014	2013	2012
SUMMARY OF OPERATIONS
Interest income	$9,652	$9,323	$9,431	$10,007	$10,734
Interest expense	1,261	1,045	906	860	1,094
Net interest income	8,391	8,278	8,525	9,147	9,640
Noninterest income	6,771	6,947	6,850	6,865	5,872
Total revenue	15,162	15,225	15,375	16,012	15,512
Provision for credit losses	433	255	273	643	987
Noninterest expense	9,476	9,463	9,488	9,681	10,486
Income before income taxes and noncontrolling interests	5,253	5,507	5,614	5,688	4,039
Income taxes	1,268	1,364	1,407	1,476	1,045
Net income	3,985	4,143	4,207	4,212	2,994
Less: Net income (loss) attributable to noncontrolling interests	82	37	23	11	(7)
Preferred stock dividends	209	220	232	237	177
Preferred stock discount accretion and redemptions	6	5	5	12	4
Net income attributable to common shareholders	$3,688	$3,881	$3,947	$3,952	$2,820
PER COMMON SHARE
Basic earnings	$7.42	$7.52	$7.44	$7.45	$5.33
Diluted earnings	$7.30	$7.39	$7.30	$7.36	$5.28
Book value	$85.94	$81.84	$77.61	$72.07	$66.95
Cash dividends declared	$2.12	$2.01	$1.88	$1.72	$1.55

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

30 The PNC Financial Services Group, Inc. – Form 10-K

	At or for the year ended December 31
Dollars in millions, except as noted	2016	2015	2014	2013	2012
BALANCE SHEET HIGHLIGHTS
Assets	$366,380	$358,493	$345,072	$320,192	$305,029
Loans (a)	$210,833	$206,696	$204,817	$195,613	$185,856
Allowance for loan and lease losses	$2,589	$2,727	$3,331	$3,609	$4,036
Interest-earning deposits with banks (b)	$25,711	$30,546	$31,779	$12,135	$3,984
Investment securities	$75,947	$70,528	$55,823	$60,294	$61,406
Loans held for sale (a)	$2,504	$1,540	$2,262	$2,255	$3,693
Equity investments (c)	$10,728	$10,587	$10,728	$10,560	$10,799
Mortgage servicing rights	$1,758	$1,589	$1,351	$1,636	$1,071
Goodwill	$9,103	$9,103	$9,103	$9,074	$9,072
Other assets (a)	$27,506	$26,566	$28,180	$28,191	$27,964
Noninterest-bearing deposits	$80,230	$79,435	$73,479	$70,306	$69,980
Interest-bearing deposits	$176,934	$169,567	$158,755	$150,625	$143,162
Total deposits	$257,164	$249,002	$232,234	$220,931	$213,142
Borrowed funds (a) (d)	$52,706	$54,532	$56,768	$46,105	$40,907
Total shareholders’ equity	$45,699	$44,710	$44,551	$42,334	$38,948
Common shareholders’ equity	$41,723	$41,258	$40,605	$38,392	$35,358
Accumulated other comprehensive income (loss)	$(265)	$130	$503	$436	$834
CLIENT INVESTMENT ASSETS (billions)
Discretionary client assets under management	$137	$134	$135	$127	$112
Nondiscretionary client assets under administration	129	125	128	120	112
Total client assets under administration (e)	266	259	263	247	224
Brokerage account client assets	44	43	43	41	38
Total	$310	$302	$306	$288	$262
SELECTED RATIOS
Net interest margin (f)	2.73%	2.74%	3.08%	3.57%	3.94%
Noninterest income to total revenue	45%	46%	45%	43%	38%
Efficiency	62%	62%	62%	60%	68%
Return on
Average common shareholders’ equity	8.85%	9.50%	9.91%	10.85%	8.29%
Average assets	1.10%	1.17%	1.28%	1.38%	1.02%
Loans to deposits	82%	83%	88%	89%	87%
Dividend payout	29.0%	27.0%	25.3%	23.1%	29.1%
Transitional Basel III common equity Tier 1 capital ratio (g) (h) (i)	10.6%	10.6%	10.9%	N/A	N/A
Transitional Basel III Tier 1 risk-based capital ratio (g) (h) (i)	12.0%	12.0%	12.6%	N/A	N/A
Pro forma fully phased-in Basel III common equity Tier 1 capital ratio (Non-GAAP) (h) (i) (j)	10.0%	10.0%	10.0%	9.4%	7.5%
Basel I Tier 1 common capital ratio (i)	N/A	N/A	N/A	10.5%	9.6%
Basel I Tier 1 risk-based capital ratio (i)	N/A	N/A	N/A	12.4%	11.6%
Common shareholders’ equity to total assets	11.4%	11.5%	11.8%	12.0%	11.6%
Average common shareholders’ equity to average assets	11.5%	11.5%	12.1%	11.9%	11.5%
SELECTED STATISTICS
Employees	52,006	52,513	53,587	54,433	56,285
Retail Banking branches	2,520	2,616	2,697	2,714	2,881
ATMs	9,024	8,956	8,605	7,445	7,282
Residential mortgage servicing portfolio – Serviced for Third Parties (in billions)	$125	$123	$108	$114	$119
Commercial loan servicing portfolio – Serviced for PNC and Others (in billions)	$487	$447	$377	$347	$322
(a)	Includes assets and liabilities for which we have elected the fair value option. See Consolidated Balance Sheet in Item 8 of this Report for additional information.
(b)	Includes balances held with the Federal Reserve Bank of Cleveland of $25.1 billion, $30.0 billion, $31.4 billion, $11.7 billion and $3.5 billion as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.
(c)	Includes our equity interest in BlackRock.
(d)	Includes long-term borrowings of $38.3 billion, $43.6 billion, $41.5 billion, $27.6 billion and $19.3 billion for 2016, 2015, 2014, 2013 and 2012, respectively. Borrowings which mature more than one year after December 31, 2016 are considered to be long-term.
(e)	As a result of certain investment advisory services performed by one of our registered investment advisors, certain assets are reported as both discretionary client assets under management and nondiscretionary client assets under administration. The amount of such assets was approximately $9 billion, $6 billion, $5 billion, $4 billion and $4 billion at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.
(f)	Calculated as taxable-equivalent net interest income divided by average earning assets. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the years 2016, 2015, 2014, 2013 and 2012 were $.2 billion, $.2 billion, $.2 billion, $.2 billion and $.1 billion, respectively. For additional information, see Statistical Information (unaudited) in Item 8 of this Report.
(g)	Calculated using the regulatory capital methodology applicable to us during 2016, 2015 and 2014, respectively.
(h)	See capital ratios discussion in the Supervision and Regulation section of Item 1 and in the Capital Management portion of the Risk Management section in Item 7 of this Report for additional discussion on these capital ratios.
(i)	See additional information on the pro forma ratios, the 2015 Transitional Basel III ratio and Basel I ratios in the Statistical Information (Unaudited) section in Item 8 of this Report.
(j)	Pro forma ratios as of December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013 were calculated under the standardized approach and the pro forma ratio as of December 31, 2012 was calculated under the advanced approaches. The 2012 and 2013 ratios have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

The PNC Financial Services Group, Inc. – Form 10-K 31

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

EXECUTIVE SUMMARY

Key Strategic Goals

At PNC we manage our company for the long term. We are focused on the fundamentals of growing customers, loans, deposits and revenue and improving profitability, while investing for the future and managing risk, expenses and capital. We continue to invest in our products, markets and brand, and embrace our commitments to our customers, shareholders, employees and the communities where we do business.

We strive to expand and deepen customer relationships by offering a broad range of deposit, fee-based and credit products and services. We are focused on delivering those products and services to our customers with the goal of addressing their financial objectives and putting customers’ needs first. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals and offering our diverse products and services to help them achieve financial wellbeing. Our approach is concentrated on organically growing and deepening client relationships across our lines of business that meet our risk/return measures.

Our strategic priorities are designed to enhance value over the long term. One of our priorities is to build a leading banking franchise in our underpenetrated geographic markets. We are focused on reinventing the retail banking experience by transforming the retail distribution network and the home lending process for a better customer experience and improved efficiency, and growing our consumer loan portfolio. In addition, we are seeking to attract more of the investable assets of new and existing clients and we continue to focus on expense management while investing in technology to bolster critical business infrastructure and streamline core processes.

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic conditions and the Basel III framework and return excess capital to shareholders, in accordance with the currently effective capital plan included in our Comprehensive Capital Analysis and Review (CCAR) submission to the Board of Governors of the Federal Reserve System (Federal Reserve). For more detail, see the Capital Highlights portion of this Executive Summary and the Liquidity and Capital Management portion of the Risk Management section of this Item 7 and the Supervision and Regulation section in Item 1 Business of this Report.

Key Factors Affecting Financial Performance

We face a variety of risks that may impact various aspects of our risk profile from time to time. The extent of such impacts may vary depending on factors such as the current economic, political and regulatory environment, merger and acquisition activity and operational challenges. Many of these risks and our risk management strategies are described in more detail elsewhere in this Report.

Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	Domestic and global economic conditions, including the continuity, speed and stamina of the current U.S. economic expansion in general and its impact on our customers in particular;
•	The monetary policy actions and statements of the Federal Reserve and the Federal Open Market Committee (FOMC);
•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve;
•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets;
•	Changes in the competitive and regulatory landscape and in counterparty creditworthiness and performance;
•

The impact of legislative, regulatory and administrative initiatives and actions, including the form and timing of any further implementation, or changes to, certain reforms enacted by the Dodd-Frank legislation;

•	The impact of market credit spreads on asset valuations;
•	Asset quality and the ability of customers, counterparties and issuers to perform in accordance with contractual terms;
•	Loan demand, utilization of credit commitments and standby letters of credit; and
•	Customer demand for non-loan products and services.

In addition, our success will depend upon, among other things:

•	Effectively managing capital and liquidity including:
•	Continuing to maintain and grow our deposit base as a low-cost stable funding source;
•	Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing and liquidity standards; and
•	Actions we take within the capital and other financial markets.
•	Managing credit risk in our portfolio;
•	Execution of our strategic priorities;

32 The PNC Financial Services Group, Inc. – Form 10-K

•	Our ability to manage and implement strategic business objectives within the changing regulatory environment;
•	The impact of legal and regulatory-related contingencies; and
•	The appropriateness of reserves needed for critical accounting estimates and related contingencies.

For additional information, see the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 and Item 1A Risk Factors in this Report.

Income Statement Highlights

Net income for 2016 was $4.0 billion, or $7.30 per diluted common share, a decrease of 4% compared to $4.1 billion, or $7.39 per diluted common share, for 2015.

•	Total revenue decreased $63 million to $15.2 billion.
•	Net interest income increased $113 million, or 1%, to $8.4 billion.
•	Net interest margin declined slightly to 2.73% for 2016 compared to 2.74% for 2015.
•

Noninterest income decreased $176 million, or 3%, to $6.8 billion as growth in fee income was more than offset by a decline in other noninterest income. Noninterest income as a percentage of total revenue was 45% for 2016 and 46% for 2015.

•	Provision for credit losses increased to $433 million in 2016 compared to $255 million for 2015.
•	Noninterest expense of $9.5 billion was essentially stable as we continued to focus on disciplined expense management.

For additional detail, please see the Consolidated Income Statement Review section of this Item 7.

Balance Sheet Highlights

Our balance sheet was strong and well positioned at December 31, 2016 and December 31, 2015.

•	Total loans increased $4.1 billion, or 2%, to $210.8 billion.
•	Total commercial lending grew $4.4 billion, or 3%.
•	Total consumer lending decreased $.3 billion.
•	Total deposits increased $8.2 billion, or 3%, to $257.2 billion.
•	Investment securities increased $5.4 billion, or 8%, to $75.9 billion.

For additional detail, see the Consolidated Balance Sheet Review section of this Item 7.

Credit Quality Highlights

Overall credit quality remained relatively stable in 2016 compared to 2015.

•	Nonperforming assets decreased $51 million, or 2%, to $2.4 billion at December 31, 2016 compared to December 31, 2015.
•	Overall loan delinquencies of $1.6 billion at December 31, 2016 decreased $64 million, or 4%, compared with December 31, 2015.
•	Net charge-offs of $543 million in 2016 increased compared to net charge-offs of $386 million for 2015.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Item 7.

Capital Highlights

We maintained a strong capital position and continued to return capital to shareholders.

•	The Transitional Basel III common equity Tier 1 capital ratio was 10.6% at both December 31, 2016 and December 31, 2015.
•

Pro forma fully phased-in Basel III common equity Tier 1 capital ratio, a non-GAAP financial measure, remained stable at an estimated 10.0% at December 31, 2016 and December 31, 2015 based on the standardized approach rules.

•

For the full year 2016, we returned $3.1 billion of capital to shareholders through repurchases of 22.8 million common shares for $2.0 billion and dividends on common shares of $1.1 billion, which included an increase of 4 cents in our cash dividend on common stock to 55 cents per share in August 2016.

See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for more detail on our 2016 capital and liquidity actions as well as our capital ratios.

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

The PNC Financial Services Group, Inc. – Form 10-K 33

Business Outlook

Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our current view that the U.S. economy and the labor market will grow moderately in 2017, boosted by stable oil/energy prices, improving consumer spending and housing activity, and expanded federal fiscal policy stimulus as a result of the 2016 elections. Short-term interest rates and bond yields are expected to continue rising in 2017, along with inflation. Specifically, our business outlook reflects our expectation of two 25 basis point increases in short-term interest rates by the Federal Reserve in June and December of 2017. See the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 and Item 1A Risk Factors in this Report for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

For the full year 2017 compared to full year 2016, we expect:

•	Loan growth to be up mid-single digits, on a percentage basis;
•	Revenue to increase mid-single digits, on a percentage basis;
•	Purchase accounting accretion to decline $75 million;
•	Noninterest expense to increase by low single digits, on a percentage basis; and
•	The effective tax rate to be approximately 25% to 26%, absent any tax reform.

In 2017, we expect quarterly other noninterest income to be between $250 million to $275 million, excluding debt securities gains and net Visa activity.

For the first quarter of 2017 compared to the fourth quarter of 2016, we expect:

•	Modest loan growth;
•	Stable net interest income;
•

Fee income to decrease by mid-single digits, on a percentage basis, mainly attributable to seasonality and lower first quarter client activity. Fee income consists of asset management, consumer services, corporate services, residential mortgage and service charges on deposits;

•	Provision for credit losses to be between $75 million and $125 million; and
•	Noninterest expense to decrease by low single digits, on a percentage basis.

34 The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 8 of this Report.

Net income for 2016 was $4.0 billion, or $7.30 per diluted common share, a decrease of 4% compared with $4.1 billion, or $7.39 per diluted common share, for 2015. The decrease was driven by higher provision for credit losses and a 3% decline in noninterest income, partially offset by 1% increase in net interest income.

Net Interest Income

Table 1: Summarized Average Balances and Net Interest Income (a)

	2016			2015
Year Ended December 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$72,046	2.62%	$1,889	$61,665	2.83%	$1,744
Loans	208,817	3.61%	7,543	205,349	3.57%	7,333
Interest-earning deposits with banks	26,328	.52%	136	32,908	.26%	86
Other	7,843	3.56%	279	8,903	4.00%	356
Total interest-earning assets/interest income	$315,034	3.13%	9,847	$308,825	3.08%	9,519
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$172,764	.25%	430	$163,965	.25%	403
Borrowed funds	52,939	1.57%	831	56,513	1.14%	642
Total interest-bearing liabilities/interest expense	$225,703	.56%	1,261	$220,478	.47%	1,045
Net interest income/margin (Non-GAAP)		2.73%	8,586		2.74%	8,474
Taxable-equivalent adjustments			(195)			(196)
Net interest income (GAAP)			$8,391			$8,278
(a)	Interest income calculated as taxable-equivalent interest income. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. For more information, see the Statistical Information (Unaudited) section in Item 8 of this Report.

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information (Unaudited) – Average Consolidated Balance Sheet And Net Interest Analysis and Analysis Of Year-To-Year Changes In Net Interest Income in Item 8 of this Report.

Net interest income increased $113 million, or 1%, in 2016 compared with 2015 due to increases in loan and securities balances and higher loan yields, partially offset by an increase in borrowing costs and lower securities yields.

Average investment securities increased due to higher average agency residential mortgage-backed securities and U.S. Treasury and government agency securities, partially offset by a decrease in average non-agency residential mortgage-backed securities.

Total investment securities increased to 23% of average interest- earning assets in 2016 compared to 20% in 2015.

The increase in average loans was driven by growth in average commercial real estate loans of $3.6 billion and average commercial loans of $2.2 billion, partially offset by a decrease in consumer loans of $2.6 billion. The decline in consumer loans was primarily attributable to declines in the nonstrategic consumer and government guaranteed education loan portfolios. Loans represented 66% of average interest-earning assets in 2016 and 2015.

Average interest-bearing deposits increased $8.8 billion primarily due to higher average savings deposits, which largely reflected a shift from money market deposits to relationship-based savings products, as well as higher average interest-bearing demand deposits. Average interest-bearing deposits increased to 77% of average interest-bearing liabilities in 2016 compared to 74% in 2015.

The PNC Financial Services Group, Inc. – Form 10-K 35

Noninterest Income

Table 2: Noninterest Income

Year ended December 31			Change
Dollars in millions	2016	2015	$	%
Noninterest income
Asset management	$1,521	$1,567	$(46)	(3)%
Consumer services	1,388	1,335	53	4%
Corporate services	1,504	1,491	13	1%
Residential mortgage	567	566	1	–
Service charges on deposits	667	651	16	2%
Other	1,124	1,337	(213)	(16)%
Total noninterest income	$6,771	$6,947	$(176)	(3)%

Noninterest income as a percentage of total revenue was 45% for 2016 and 46% for 2015.

Asset management revenue decreased mainly due to lower earnings from BlackRock and the impact from a $30 million trust settlement in 2015 in our asset management business segment. Discretionary client assets under management in the Asset Management Group were $137 billion at December 31, 2016 compared with $134 billion at December 31, 2015.

Consumer service fees increased primarily from growth in payment-related products including debit card and credit card, as well as higher brokerage fees.

Corporate service fees increased reflecting higher treasury management fees and a higher benefit from commercial mortgage servicing rights valuation, net of economic hedge, partially offset by lower merger and acquisition advisory fees.

Other noninterest income decreased primarily attributable to the impact of lower net gains on sales of Visa Class B common shares and lower revenue from private equity investments. Net gains on the sale of Visa shares for 2016 were $32 million compared with $166 million in 2015. Net gains on Visa sales include derivative fair value adjustments related to swap agreements with purchasers of Visa shares in connection with all prior sales to date.

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

Provision for Credit Losses

The provision for credit losses increased to $433 million in 2016 compared with $255 million in 2015, primarily attributable to a higher provision for energy related loans in the oil, gas, and coal sectors. Additionally, overall credit portfolio performance and loan growth contributed to the higher provision.

The Credit Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Table 3: Noninterest Expense

Year ended December 31			Change
Dollars in millions	2016	2015	$	%
Noninterest expense
Personnel	$4,841	$4,831	$10	–
Occupancy	861	842	19	2%
Equipment	974	925	49	5%
Marketing	247	249	(2)	(1)%
Other	2,553	2,616	(63)	(2)%
Total noninterest expense	$9,476	$9,463	$13	–

Noninterest expense increased slightly in the comparison to the prior year as we continued to focus on disciplined expense management. The increase reflected higher 2016 contributions to the PNC Foundation, a new FDIC deposit insurance surcharge and investments in technology and business infrastructure mostly offset by net lower contingency accruals.

During 2016, we completed actions and achieved our 2016 continuous improvement program savings goal of $400 million, which largely funded our investments in technology and business infrastructure. In 2017, we have a goal of $350 million in cost savings through our continuous improvement program, which we expect will substantially fund our 2017 business and technology investments.

Effective Income Tax Rate

The effective income tax rate was 24.1% for 2016 compared with 24.8% for 2015. The effective tax rate is generally lower than the statutory rate primarily due to tax credits we receive from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments. The decline in the comparison reflected the tax favorability of the 2016 PNC Foundation contributions.

36 The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED BALANCE SHEET REVIEW

Table 4: Summarized Balance Sheet Data

	December 31 2016	December 31 2015	Change
Dollars in millions			$	%
Assets
Interest-earning deposits with banks	$25,711	$30,546	$(4,835)	(16)%
Loans held for sale	2,504	1,540	964	63%
Investment securities	75,947	70,528	5,419	8%
Loans	210,833	206,696	4,137	2%
Allowance for loan and lease losses	(2,589)	(2,727)	138	5%
Mortgage servicing rights	1,758	1,589	169	11%
Goodwill	9,103	9,103	–	–
Other, net	43,113	41,218	1,895	5%
Total assets	$366,380	$358,493	$7,887	2%
Liabilities
Deposits	$257,164	$249,002	$8,162	3%
Borrowed funds	52,706	54,532	(1,826)	(3)%
Other	9,656	8,979	677	8%
Total liabilities	319,526	312,513	7,013	2%
Equity
Total shareholders’ equity	45,699	44,710	989	2%
Noncontrolling interests	1,155	1,270	(115)	(9)%
Total equity	46,854	45,980	874	2%
Total liabilities and equity	$366,380	$358,493	$7,887	2%

The summarized balance sheet data in Table 4 is based upon our Consolidated Balance Sheet in Item 8 of this Report.

Our balance sheet reflected asset growth compared to December 31, 2015 and we maintained strong liquidity and capital positions at December 31, 2016.

•	Total assets increased primarily due to higher investment securities and loan balances, partially offset by lower interest-earning deposits with banks.
•	Higher total liabilities were driven by deposit growth.
•	The increase to total equity reflected increased retained earnings driven by net income, partially offset by share repurchases.

The PNC Financial Services Group, Inc. – Form 10-K 37

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section of this Item 7 and in Note 18 Regulatory Matters in our Notes To Consolidated Financial Statements included in this Report.

Loans

Table 5: Details of Loans

	December 31	December 31	Change
Dollars in millions	2016	2015	$	%
Commercial lending
Commercial
Manufacturing	$18,891	$19,014	$(123)	(1)%
Retail/wholesale trade	16,752	16,661	91	1%
Service providers	14,707	13,970	737	5%
Real estate related (a)	11,920	11,659	261	2%
Health care	9,491	9,210	281	3%
Financial services	7,241	7,234	7	–
Other industries	22,362	20,860	1,502	7%
Total commercial	101,364	98,608	2,756	3%
Commercial real estate	29,010	27,468	1,542	6%
Equipment lease financing	7,581	7,468	113	2%
Total commercial lending	137,955	133,544	4,411	3%
Consumer lending
Home equity	29,949	32,133	(2,184)	(7)%
Residential real estate	15,598	14,411	1,187	8%
Credit card	5,282	4,862	420	9%
Other consumer
Automobile	12,380	11,157	1,223	11%
Education	5,159	5,881	(722)	(12)%
Other	4,510	4,708	(198)	(4)%
Total consumer lending	72,878	73,152	(274)	–
Total loans	$210,833	$206,696	$4,137	2%
(a)	Includes loans to customers in the real estate and construction industries.

Loan growth was the result of an increase in total commercial lending from higher commercial and commercial real estate loans. Consumer lending declined due to lower home equity and education loans, partially offset by higher automobile loans, residential real estate loans and credit cards.

See the Credit Risk Management portion of the Risk Management section of this Item 7 and Note 1 Accounting Policies, Note 3 Asset Quality and Note 4 Allowances for Loan and Lease Losses in our Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information regarding our loan portfolio.

38 The PNC Financial Services Group, Inc. – Form 10-K

Investment Securities

Table 6: Investment Securities

	December 31, 2016		December 31, 2015		Ratings (a) As of December 31, 2016
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$13,627	$13,714	$10,022	$10,172	100%
Agency residential mortgage-backed	37,319	37,109	34,250	34,408	100
Non-agency residential mortgage-backed	3,382	3,564	4,225	4,392	11		4%	76%	9%
Agency commercial mortgage-backed	3,053	3,046	3,045	3,086	100
Non-agency commercial mortgage-backed (b)	4,590	4,602	5,624	5,630	82	6%	2	1	9
Asset-backed (c)	6,496	6,524	6,134	6,130	84	5	3	7	1
Other debt (d)	6,679	6,810	6,147	6,355	73	16	7	1	3
Corporate stock and other	603	601	590	589					100
Total investment securities (e)	$75,749	$75,970	$70,037	$70,762	91%	2%	1%	4%	2%
(a)	Ratings percentages allocated based on amortized cost.
(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.
(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.
(d)	Includes state and municipal securities.
(e)	Includes available for sale and held to maturity securities.

Investment securities increased $5.4 billion at December 31, 2016 compared to December 31, 2015. Growth in investment securities was driven by net purchases of U.S. Treasury and government agencies and agency residential mortgage-backed securities, partially offset by prepayments of non-agency commercial mortgage-backed and non-agency residential mortgage-backed securities.

Table 6 presents the distribution of our investment securities portfolio by credit rating. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed, which could affect our risk-weighted assets and, therefore, our risk-based regulatory capital ratios under the regulatory capital rules. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio.

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

The duration of investment securities was 3.0 years at December 31, 2016. We estimate that at December 31, 2016 the effective duration of investment securities was 3.1 years for an immediate 50 basis points parallel increase in interest rates and 2.9 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2015 for the effective duration of investment securities were 2.8 years and 2.6 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding corporate stock and other) was 5.0 years at December 31, 2016 compared to 4.8 years at December 31, 2015.

Table 7: Weighted-Average Expected Maturities of Mortgage and Other Asset-Backed Debt Securities

December 31, 2016	Years
Agency residential mortgage-backed	5.2
Non-agency residential mortgage-backed	5.8
Agency commercial mortgage-backed	3.5
Non-agency commercial mortgage-backed	3.5
Asset-backed	2.5

Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

The PNC Financial Services Group, Inc. – Form 10-K 39

Funding Sources

Table 8: Details of Funding Sources

Dollars in millions	December 31 2016	December 31 2015	Change
			$	%
Deposits
Money market	$105,849	$118,079	$(12,230)	(10)%
Demand	96,799	90,038	6,761	8%
Savings	36,956	20,375	16,581	81%
Time deposits	17,560	20,510	(2,950)	(14)%
Total deposits	257,164	249,002	8,162	3%
Borrowed funds
FHLB borrowings	17,549	20,108	(2,559)	(13)%
Bank notes and senior debt	22,972	21,298	1,674	8%
Subordinated debt	8,009	8,556	(547)	(6)%
Other	4,176	4,570	(394)	(9)%
Total borrowed funds	52,706	54,532	(1,826)	(3)%
Total funding sources	$309,870	$303,534	$6,336	2%

Total deposits increased in the comparison mainly due to strong growth in demand and savings deposits which reflected in part a shift from money market deposits to relationship-based savings products. Total borrowed funds decreased in the comparison due to maturities of FHLB borrowings, partially offset by higher bank notes and senior debt.

See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for additional information regarding our 2016 capital and liquidity activities.

Shareholders’ Equity

Total shareholders’ equity as of December 31, 2016 grew $1.0 billion compared to December 31, 2015 due to an increase in retained earnings and higher capital surplus, which included the issuance of Series S preferred stock, partially offset by common share repurchases of $2.0 billion and a decrease in accumulated other comprehensive income primarily related to net unrealized securities losses. The growth in retained earnings resulted from 2016 net income of $4.0 billion, reduced by $1.3 billion of common and preferred dividends declared. Common shares outstanding were 485 million and 504 million at December 31, 2016, and December 31, 2015, respectively, reflecting repurchases of 22.8 million shares during 2016.

BUSINESS SEGMENTS REVIEW

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

Business segment results and a description of each business are included in Note 22 Segment Reporting included in the Notes To Consolidated Financial Statements in Item 8 of this Report. Certain amounts included in this Business Segments Review section of this Item 7 differ from those amounts shown in Note 22, primarily due to the presentation in Item 7 of this Report of business net interest revenue on a taxable-equivalent basis. Note 22 presents results of businesses for 2016, 2015 and 2014.

Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors. In the first quarter of 2015, enhancements were made to our funds transfer pricing methodology primarily for costs related to the new regulatory short-term liquidity standards. The enhancements incorporate an additional charge assigned to assets, including for unfunded loan commitments. Conversely, a higher transfer pricing credit has been assigned to those deposits that are accorded higher value under Liquidity Coverage Ratio (LCR) rules for liquidity purposes. Please see the Supervision and Regulation section in Item 1 and the Liquidity and Capital Management section in this Item 7 for more information about the LCR. These adjustments affected business segment results, primarily favorably impacting Retail Banking and adversely impacting Corporate & Institutional Banking.

40 The PNC Financial Services Group, Inc. – Form 10-K

Retail Banking

(Unaudited)

Table 9: Retail Banking Table

Year ended December 31 Dollars in millions, except as noted			Change
	2016	2015	$	%
INCOME STATEMENT
Net interest income	$4,456	$4,226	$230	5%
Noninterest income	2,142	2,223	(81)	(4)%
Total revenue	6,598	6,449	149	2%
Provision for credit losses	284	259	25	10%
Noninterest expense	4,693	4,761	(68)	(1)%
Pretax earnings	1,621	1,429	192	13%
Income taxes	594	522	72	14%
Earnings	$1,027	$907	$120	13%
AVERAGE BALANCE SHEET
Loans
Consumer
Home equity	$26,204	$27,657	$(1,453)	(5)%
Automobile	11,248	10,433	815	8%
Education	5,562	6,307	(745)	(12)%
Credit cards	4,889	4,527	362	8%
Other	1,790	1,881	(91)	(5)%
Total consumer	49,693	50,805	(1,112)	(2)%
Commercial and commercial real estate	12,147	12,705	(558)	(4)%
Residential mortgage	528	680	(152)	(22)%
Total loans	$62,368	$64,190	$(1,822)	(3)%
Total assets	$71,556	$73,240	$(1,684)	(2)%
Deposits
Noninterest-bearing demand	$27,200	$24,119	$3,081	13%
Interest-bearing demand	38,629	36,189	2,440	7%
Money market	45,926	54,576	(8,650)	(16)%
Savings	27,340	14,358	12,982	90%
Certificates of deposit	14,798	16,518	(1,720)	(10)%
Total deposits	$153,893	$145,760	$8,133	6%
PERFORMANCE RATIOS
Return on average assets	1.44%	1.24%
Noninterest income to total revenue	32%	34%
Efficiency	71%	74%
SUPPLEMENTAL NONINTEREST INCOME INFORMATION
Consumer services	$1,061	$1,015	$46	5%
Service charges on deposits	$639	$623	$16	3%
Brokerage	$295	$284	$11	4%
OTHER INFORMATION (a)
Customer-related statistics (average)
Non-teller deposit transactions (b)	49%	43%
Digital consumer customers (c)	58%	52%
Credit-related statistics
Nonperforming assets (d)	$1,003	$1,045	$(42)	(4)%
Net charge-offs	$349	$344	$5	1%
Other statistics
ATMs	9,024	8,956	68	1%
Branches (e)	2,520	2,616	(96)	(4)%
Universal branches (f)	526	359	167	47%
Brokerage account client assets (in billions) (g)	$44	$43	$1	2%

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 41

(continued from previous page)

(a)	Presented as of December 31, except for customer-related statistics, which are averages for the year ended, and net charge-offs, which are for the year ended.
(b)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(c)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.
(d)	Includes nonperforming loans of $1.0 billion at both December 31, 2016 and December 31, 2015.
(e)	Excludes satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(f)	Included in total branches; represents branches operating under our universal model.
(g)	Includes cash and money market balances.

Retail Banking earned $1.0 billion in 2016 compared with $907 million for 2015. The increase in earnings was driven by higher net interest income and a decrease in noninterest expense, partially offset by lower noninterest income and increased provision for credit losses. Retail Banking continues to enhance the customer experience with refinements to product offerings that drive product value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products.

Retail Banking continued to focus on the strategic priority of transforming the customer experience through transaction migration, branch network transformation and multi-channel engagement and service strategies.

•	In 2016, approximately 58% of consumer customers used non-teller channels for the majority of their transactions compared with 52% for 2015.
•	Deposit transactions via ATM and mobile channels increased to 49% of total deposit transactions in 2016 compared with 43% for 2015.
•	We had a network of 2,520 branches and 9,024 ATMs at December 31, 2016. Approximately 21% of the branch network operates under the universal model.
•	Instant debit card issuance, which enables us to print a customer’s debit card in minutes, was available in 2,207 branches, or 88% of the branch network, as of December 31, 2016.

Net interest income increased in 2016 compared to 2015 due to growth in deposit balances partially offset by lower loan balances and interest rate spread compression on the value of loans and deposits.

The decline in noninterest income compared to the prior year reflected the impact of lower net gains on sales of Visa Class B common shares in 2016 of $32 million compared with net gains of $166 million in 2015. Net gains on Visa sales include derivative fair value adjustments related to swap agreements with purchasers of Visa Class B common shares in connection with all prior sales to date.

Other forms of noninterest income grew in the comparison, reflecting execution on our strategy to provide diverse product and service offerings. Higher transaction volumes in 2016 contributed to consumer service fee growth from payment-related products, specifically in debit and credit card, as well as increased service charges on deposits and brokerage fees.

The decline in noninterest expense in the comparison was due to a decrease in personnel expense, lower marketing expense,

and reduced branch network expenses as a result of network transformation and transaction migration to lower cost digital and ATM channels.

Provision for credit losses increased compared to 2015, reflecting overall credit portfolio performance.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market specific deposit growth strategies, and providing a source of low-cost funding and liquidity to PNC. In 2016, average total deposits increased compared to 2015, driven by growth in savings deposits reflecting in part a shift from money market deposits to relationship-based savings products. Additionally, demand deposit categories increased, partially offset by a decline in certificates of deposit due to the net runoff of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy. The decrease in average total loans in 2016 compared to 2015 was due to a decline in home equity and commercial loans, as well as runoff of certain portions of the portfolios, as more fully described below.

•

Average home equity loans decreased as pay-downs and payoffs on loans exceeded new originated volume. Retail Banking’s home equity loan portfolio is relationship based, with over 97% of the portfolio attributable to borrowers in our primary geographic footprint. The weighted-average updated FICO scores for this portfolio were 746 at December 31, 2016 and 752 at December 31, 2015.

•	Average commercial and commercial real estate loans declined as pay-downs and payoffs on loans exceeded new volume.
•	Average automobile loans, which consisted of both direct and indirect auto loans, increased primarily due to portfolio growth in previously underpenetrated markets.
•	Average credit card balances increased as a result of organic growth.
•

In 2016, average loan balances for the education and other loan portfolios declined $988 million, or 11%, compared to 2015, driven by declines in the discontinued government guaranteed education, indirect other, and residential mortgage portfolios, which are primarily runoff portfolios.

Nonperforming assets decreased compared to December 31, 2015 driven by declines in both consumer and commercial nonperforming loans.

42 The PNC Financial Services Group, Inc. – Form 10-K

Corporate & Institutional Banking

(Unaudited)

Table 10: Corporate & Institutional Banking Table

Year ended December 31	2016	2015	Change
Dollars in millions, except as noted			$	%
INCOME STATEMENT
Net interest income	$3,503	$3,494	$9	–
Noninterest income	2,006	1,935	71	4%
Total revenue	5,509	5,429	80	1%
Provision for credit losses	187	106	81	76%
Noninterest expense	2,175	2,148	27	1%
Pretax earnings	3,147	3,175	(28)	(1)%
Income taxes	1,112	1,144	(32)	(3)%
Earnings	$2,035	$2,031	$4	–
AVERAGE BALANCE SHEET
Loans held for sale	$868	$966	$(98)	(10)%
Loans
Commercial	$88,264	$85,416	$2,848	3%
Commercial real estate	26,553	23,036	3,517	15%
Equipment lease financing	6,819	6,940	(121)	(2)%
Total commercial lending	121,636	115,392	6,244	5%
Consumer	420	866	(446)	(52)%
Total loans	$122,056	$116,258	$5,798	5%
Total assets	$138,587	$132,032	$6,555	5%
Deposits
Noninterest-bearing demand	$46,269	$48,318	$(2,049)	(4)%
Money market	21,473	22,185	(712)	(3)%
Other	13,869	10,189	3,680	36%
Total deposits	$81,611	$80,692	$919	1%
PERFORMANCE RATIOS
Return on average assets	1.47%	1.54%
Noninterest income to total revenue	36%	36%
Efficiency	39%	40%
OTHER INFORMATION
Commercial loan servicing portfolio (in billions) (a) (b)	$487	$447	$40	9%
Consolidated revenue from: (c)
Treasury Management (d)	$1,569	$1,388	$181	13%
Capital Markets (d)	$808	$813	$(5)	(1)%
Commercial mortgage banking activities
Commercial mortgage loans held for sale (e)	$127	$140	$(13)	(9)%
Commercial mortgage loan servicing income (f)	261	261	–	–
Commercial mortgage servicing rights valuation, net of economic hedge (g)	44	28	16	57%
Total	$432	$429	$3	1%
Net carrying amount of commercial mortgage servicing rights (a)	$576	$526	$50	10%
Average Loans (by C&IB business)
Corporate Banking	$57,813	$57,774	$39	–
Real Estate	36,493	31,312	5,181	17%
Business Credit	14,763	14,615	148	1%
Equipment Finance	11,182	10,954	228	2%
Other	1,805	1,603	202	13%
Total average loans	$122,056	$116,258	$5,798	5%
Credit-related statistics
Nonperforming assets (a) (h)	$654	$518	$136	26%
Net charge-offs	$187	$30	$157	*
*	– Not meaningful.
(a)	As of December 31.
(b)	Represents loans serviced for PNC and others.

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 43

(continued from previous page)

(c)	Represents consolidated amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(d)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(e)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(f)	Includes net interest income and noninterest income (primarily in corporate services fees) from loan servicing net of reduction in commercial mortgage servicing rights due to time decay and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(g)	Amounts reported in corporate service fees.
(h)	Includes nonperforming loans of $.6 billion at December 31, 2016 and $.4 billion at December 31, 2015.

Corporate & Institutional Banking earned $2.0 billion in both 2016 and 2015. Earnings remained stable as higher revenue was offset by an increase in the provision for credit losses. We continue to focus on building client relationships with appropriate risk-return profiles.

Net interest income increased modestly compared with 2015, reflecting the impacts of higher average loans and interest rate spread expansion on deposits, as well as interest rate spread compression on loans.

Growth in noninterest income in the comparison was driven by higher treasury management fees, an equity investment gain in 2016, increased fees from underwriting activities and higher structuring fees on asset securitizations. These increases were partially offset by lower merger and acquisition advisory fees.

Overall credit quality in 2016 remained relatively stable, except for deterioration related to certain energy related loans, which was the primary driver for the increase in provision for credit losses, net charge-offs and nonperforming assets in the year over year comparisons. Increased provision for credit losses also reflected the impact of continued loan growth.

Noninterest expense increased nominally in the comparison reflecting disciplined expense management.

Average loans increased in 2016 compared with 2015 due to strong growth in Real Estate:

•

PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Higher average loans for this business were primarily due to growth in both commercial real estate and commercial lending.

•

Corporate Banking provides lending, treasury management and capital markets-related products and services to midsized and large corporations, government and not-for-profit entities. Average loans for this business increased slightly in the comparison, reflecting increased lending to large corporate clients mostly offset by the impact of capital and liquidity management activities.

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
leases, and operating leases were $11.9 billion in 2016, compared with $11.8 billion in 2015.

Average deposits increased modestly compared with 2015, as growth in other deposits, driven by interest-bearing demand deposit growth, was mostly offset by decreases in noninterest-bearing demand deposits and money market deposits.

Growth in the commercial loan servicing portfolio was reflected by servicing additions from new and existing customers exceeding portfolio run-off.

Product Revenue

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 10 includes the consolidated revenue for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue consists of fees and net interest income from customer deposit balances. Compared with 2015, revenue from treasury management increased driven by liquidity-related revenue associated with customer deposit balances and interest rate spread expansion.

Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. Revenue from capital markets-related products and services decreased slightly in the comparison as both lower merger and acquisition advisory fees and loan syndication fees were mostly offset by increased fees from underwriting activities and higher structuring fees on asset securitizations.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total commercial mortgage banking activities increased marginally in the comparison as a higher benefit from commercial mortgage servicing rights valuation, net of economic hedge, was mostly offset by lower revenue from commercial mortgage loans held for sale.

44 The PNC Financial Services Group, Inc. – Form 10-K

Asset Management Group

(Unaudited)

Table 11: Asset Management Group Table

Year ended December 31			Change
Dollars in millions, except as noted	2016	2015	$	%
INCOME STATEMENT
Net interest income	$300	$292	$8	3%
Noninterest income	851	869	(18)	(2)%
Total revenue	1,151	1,161	(10)	(1)%
Provision for credit losses (benefit)	(6)	9	(15)	(167)%
Noninterest expense	825	846	(21)	(2)%
Pretax earnings	332	306	26	8%
Income taxes	122	112	10	9%
Earnings	$210	$194	$16	8%
AVERAGE BALANCE SHEET
Loans
Consumer	$5,436	$5,655	$(219)	(4)%
Commercial and commercial real estate	754	880	(126)	(14)%
Residential mortgage	1,058	919	139	15%
Total loans	$7,248	$7,454	$(206)	(3)%
Total assets	$7,707	$7,920	$(213)	(3)%
Deposits
Noninterest-bearing demand	$1,431	$1,272	$159	13%
Interest-bearing demand	4,013	4,144	(131)	(3)%
Money market	4,128	5,161	(1,033)	(20)%
Savings	2,303	361	1,942	538%
Other	275	277	(2)	(1)%
Total deposits	$12,150	$11,215	$935	8%
PERFORMANCE RATIOS
Return on average assets	2.72%	2.45%
Noninterest income to total revenue	74%	75%
Efficiency	72%	73%
OTHER INFORMATION
Nonperforming assets (a) (b)	$53	$53	–	–
Net charge-offs	$9	$13	$(4)	(31)%
CLIENT ASSETS UNDER ADMINISTRATION (in billions) (a) (c) (d)
Discretionary client assets under management	$137	$134	$3	2%
Nondiscretionary client assets under administration	129	125	4	3%
Total	$266	$259	$7	3%
Discretionary client assets under management
Personal	$85	$85	–	–
Institutional	52	49	$3	6%
Total	$137	$134	$3	2%
Equity	$73	$72	$1	1%
Fixed Income	39	40	(1)	(3)%
Liquidity/Other	25	22	3	14%
Total	$137	$134	$3	2%
(a)	As of December 31.
(b)	Includes nonperforming loans of $46 million at December 31, 2016 and $48 million at December 31, 2015.
(c)	Excludes brokerage account client assets.
(d)	As a result of certain investment advisory services performed by one of our registered investment advisors, certain assets are reported as both discretionary client assets under management and nondiscretionary client assets under administration. The amount of such assets was approximately $9 billion at December 31, 2016 and $6 billion at December 31, 2015.

The PNC Financial Services Group, Inc. – Form 10-K 45

Asset Management Group earned $210 million in 2016 compared to $194 million in 2015. Earnings increased due to declines in noninterest expense and provision for credit losses, as well as an increase in net interest income, partially offset by a decrease in noninterest income.

The decline in revenue in the comparison was driven by lower noninterest income, partially offset by higher net interest income. The decline in noninterest income reflected the impact from a $30 million trust settlement in 2015, which was partially offset by new sales production and stronger average equity markets. Increased net interest income in the comparison was primarily due to higher average deposit balances, partially offset by a decrease in loan balances.

The reduction in noninterest expense in 2016 compared to the prior year was primarily attributable to lower compensation expense. Asset Management Group remains focused on disciplined expense management as it invests in strategic growth opportunities.

Asset Management Group’s strategy is focused on growing investable assets by continually evolving the client experience and products and services. The business offers an open architecture platform with a full array of investment products and banking solutions. Key growth opportunities include:

maximizing front line productivity, ensuring a relationship-based approach with other lines of business partners, and optimizing market presence across our footprint.

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

The increase in assets under administration in the comparison to the prior year reflected growth in discretionary client assets under management, which was driven by higher equity markets.

46 The PNC Financial Services Group, Inc. – Form 10-K

Residential Mortgage Banking

(Unaudited)

Table 12: Residential Mortgage Banking Table

Year ended December 31			Change
Dollars in millions, except as noted	2016	2015	$	%
INCOME STATEMENT
Net interest income	$107	$121	$(14)	(12)%
Noninterest income	633	613	20	3%
Total revenue	740	734	6	1%
Provision for credit losses	–	2	(2)	(100)%
Noninterest expense	606	691	(85)	(12)%
Pretax earnings	134	41	93	227%
Income taxes	49	15	34	227%
Earnings	$85	$26	$59	227%
AVERAGE BALANCE SHEET
Loans held for sale	$937	$1,107	$(170)	(15)%
Loans	$970	$1,140	$(170)	(15)%
Mortgage servicing rights (MSR)	$954	$991	$(37)	(4)%
Total assets	$6,053	$6,840	$(787)	(12)%
Total deposits	$2,741	$2,428	$313	13%
PERFORMANCE RATIOS
Return on average assets	1.40%	.38%
Noninterest income to total revenue	86%	84%
Efficiency	82%	94%
RESIDENTIAL MORTGAGE SERVICING PORTFOLIO (in billions except where noted) (a)
Serviced portfolio balance (b)	$125	$123	$2	2%
Portfolio acquisitions	$19	$29	$(10)	(34)%
MSR asset value (b)	$1.2	$1.1	$.1	9%
MSR capitalization value (in basis points) (b)	94	86	8	9%
Consolidated revenue from: (in millions) (c)
Servicing fees, net (d)	$192	$178	$14	8%
Mortgage servicing rights valuation, net of economic hedge	$92	$89	$3	3%
OTHER INFORMATION
Loan origination volume (in billions)	$10.6	$10.5	$.1	1%
Loan sale margin percentage	3.17%	3.32%
Loan sales revenue (e)	$344	$342	$2	1%
Percentage of originations represented by:
Purchase volume (f)	40%	45%
Refinance volume	60%	55%
Nonperforming assets (b) (g)	$51	$81	$(30)	(37)%
(a)	Represents loans serviced for third parties.
(b)	As of December 31.
(c)	Represents consolidated amounts.
(d)	Includes servicing fees and the impact of decreases in the value of MSRs due to passage of time, including the impact from both regularly scheduled loan prepayments and loans that were paid down or paid off during the period.
(e)	Includes intercompany loan sales revenue from affiliates that is eliminated in consolidation of $61 million and $43 million for the years ended December 31, 2016 and 2015, respectively.
(f)	Mortgages with borrowers as part of residential real estate purchase transactions.
(g)	Includes nonperforming loans of $29 million at December 31, 2016 and $46 million at December 31, 2015.

The PNC Financial Services Group, Inc. – Form 10-K 47

Residential Mortgage Banking earned $85 million in 2016 compared to $26 million 2015. The increase was primarily driven by a decline in noninterest expense and higher noninterest income.

The business is focused on acquiring new customers, with an emphasis on home purchase transactions, through a retail loan officer sales force by leveraging our bank footprint and competing on the basis of superior service.

Residential Mortgage Banking overview:

•

Total loan originations increased 1% compared to 2015. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines. Refinancings were 60% of originations in 2016 and 55% in 2015.

•	Lower net interest income was primarily due to reduced loans held for sale and portfolio loan balances as well as compressed interest rate margins.
•	Higher noninterest income was driven by increased servicing fee income.
•	Noninterest expense declined primarily as a result of lower legal reserves and residential mortgage foreclosure-related expenses.

BlackRock

(Unaudited)

Table 13: BlackRock Table

Information related to our equity investment in BlackRock follows:

Year ended December 31 Dollars in millions	2016	2015
Business segment earnings (a)	$532	$548
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes our share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by us.
(b)	At December 31.

In billions	December 31 2016	December 31 2015
Carrying value of our investment in BlackRock (c)	$7.0	$6.7
Market value of our investment in BlackRock (d)	13.4	12.0
(c)	We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.3 billion at December 31, 2016 and $2.2 billion at December 31, 2015. Our voting interest in BlackRock common stock was approximately 21% at December 31, 2016.
(d)	Does not include liquidity discount.

In addition to our investment in BlackRock reflected in Table 13, at December 31, 2016, we held approximately .8 million shares of BlackRock Series C Preferred Stock valued at $232 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs. We account for the BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. The fair value amount of the BlackRock Series C Preferred Stock is included on our Consolidated Balance Sheet within Other assets. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 6 Fair Value, and additional information regarding our BlackRock LTIP share obligations is included in Note 12 Stock Based Compensation Plans, both of which are in the Notes To Consolidated Financial Statements in Item 8 of this Report.

See Note 23 Subsequent Events in Item 8 of this Report for information on our February 1, 2017 transfer of .5 million shares of Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation.

48 The PNC Financial Services Group, Inc. – Form 10-K

Non-Strategic Assets Portfolio

(Unaudited)

Table 14: Non-Strategic Assets Portfolio Table

Year ended December 31			Change
Dollars in millions	2016	2015	$	%
INCOME STATEMENT
Net interest income	$298	$392	$(94)	(24)%
Noninterest income	43	53	(10)	(19)%
Total revenue	341	445	(104)	(23)%
Provision for credit losses (benefit)	(30)	(114)	84	74%
Noninterest expense	66	83	(17)	(20)%
Pretax earnings	305	476	(171)	(36)%
Income taxes	112	175	(63)	(36)%
Earnings	$193	$301	$(108)	(36)%
AVERAGE BALANCE SHEET
Loans
Commercial lending	$700	$737	$(37)	(5)%
Consumer lending
Home equity	1,952	2,774	(822)	(30)%
Residential real estate	3,065	3,877	(812)	(21)%
Total consumer lending	5,017	6,651	(1,634)	(25)%
Total loans	5,717	7,388	(1,671)	(23)%
Other assets (a)	(265)	(682)	417	61%
Total assets	$5,452	$6,706	$(1,254)	(19)%
PERFORMANCE RATIOS
Return on average assets	3.54%	4.49%
Noninterest income to total revenue	13%	12%
Efficiency	19%	19%
OTHER INFORMATION
Nonperforming assets (b) (c)	$410	$529	$(119)	(22)%
Purchased impaired loans (b) (d)	$2,419	$2,839	$(420)	(15)%
Net charge-offs (recoveries)	$(3)	$(4)	$1	25%
Loans (b)
Commercial lending	$693	$713	$(20)	(3)%
Consumer lending
Home equity	1,707	2,203	(496)	(23)%
Residential real estate	2,824	3,300	(476)	(14)%
Total consumer lending	4,531	5,503	(972)	(18)%
Total loans	$5,224	$6,216	$(992)	(16)%
(a)	Other assets were negative in both periods due to the Allowance for loan and lease losses (ALLL).
(b)	As of December 31.
(c)	Includes nonperforming loans of $.3 billion at December 31, 2016 and $.4 billion at December 31, 2015.
(d)	Recorded investment of purchased impaired loans related to acquisitions. This business segment contained 82% of PNC’s purchased impaired loans at December 31, 2016 and 81% at December 31, 2015.

This business segment consists of non-strategic assets primarily obtained through acquisitions of other companies. The business activity of this segment is to manage the liquidation of the portfolios while maximizing the value and mitigating risk.

Non-Strategic Assets Portfolio earned $193 million in 2016 compared with $301 million in 2015. Earnings decreased primarily due to a declining loan portfolio and lower benefit from provision for credit losses in 2016.

The PNC Financial Services Group, Inc. – Form 10-K 49

Non-Strategic Assets Portfolio overview:

•	Lower net interest income resulted primarily from the impact of the declining average balance of the loan portfolio.
•	The reduced benefit from provision for credit losses was driven by higher releases of reserves in 2015.
•	Noninterest expense declined driven by lower costs of managing and servicing the loan portfolios as they continue to decline.
•	Average loans decreased mainly due to customer payment activity and portfolio management activities to reduce under-performing assets.

2015 VERSUS 2014

Consolidated Income Statement Review

Summary Results

Net income for 2015 of $4.1 billion, or $7.39 per diluted common share, decreased compared to 2014 net income of $4.2 billion, or $7.30 per diluted common share. A decrease in revenue of 1% was partially offset by reductions in noninterest expense and the provision for credit losses. Lower revenue was driven by a 3% decrease in net interest income, offset in part by a 1% increase in noninterest income reflecting strong fee income growth.

Net Interest Income

Net interest income was $8.3 billion in 2015 and decreased by $247 million, or 3%, compared with 2014 due to lower purchase accounting accretion and lower interest-earning asset yields driven by the low rate environment, partially offset by commercial and commercial real estate loan growth and higher securities balances. The decline also reflected the impact from the second quarter 2014 correction to reclassify certain commercial facility fees from net interest income to noninterest income.

Net interest margin was 2.74% in 2015 and 3.08% in 2014. The decrease was driven by a 32 basis point decline in the yield on total interest-earning assets, which was principally due to the impact of increasing the company’s liquidity position, lower loan and securities yields, and lower benefit from purchase accounting accretion. The decline also included the impact of the second quarter 2014 correction to reclassify certain commercial facility fees.

Noninterest Income

Noninterest income was $6.9 billion for 2015 and 2014, as strong growth in consumer and corporate services fees and asset management revenue was partially offset by lower gains on asset sales and lower residential mortgage revenue. Noninterest income as a percentage of total revenue was 46% for 2015, up from 45% for 2014.

Asset management revenue increased $54 million, or 4%, in 2015 to $1.6 billion, compared to 2014, driven by new sales production and stronger average equity markets, as well as the benefit from a $30 million trust settlement in 2015. Discretionary client assets under management in the Asset Management Group were $134 billion at December 31, 2015 compared with $135 billion at December 31, 2014.

Consumer service fees increased $81 million, or 6%, in 2015 compared to 2014, primarily due to growth in customer-initiated transaction volumes related to debit card, credit card and merchant services activity, along with higher brokerage revenue.

Corporate service fees increased to $1.5 billion in 2015 compared to $1.4 billion in 2014, driven by higher treasury management, commercial mortgage servicing and equity capital markets advisory fees, partially offset by lower merger and acquisition advisory fees. The increase also reflected the impact of the correction to reclassify certain commercial facility fees from net interest income to noninterest income beginning in the second quarter of 2014.

Residential mortgage revenue decreased to $566 million in 2015 from $618 million in 2014, primarily due to lower loan sales and servicing revenue, partially offset by higher net hedging gains on residential mortgage servicing rights.

Other noninterest income decreased to $1.3 billion in 2015 compared to $1.4 billion in 2014. The decline was primarily attributable to lower gains on asset dispositions, including the impact of the 2014 gain of $94 million on the sale of our Washington, D.C. regional headquarters building and lower net gains on sales of Visa Class B common shares.

Net gains on sales of Visa Class B Common shares were $166 million in 2015 compared to $150 million in 2014. Net gains on Visa sales include derivative fair value adjustments related to swap agreements with purchasers of Visa shares in connection with all prior sales to date.

Provision For Credit Losses

The provision for credit losses totaled $255 million in 2015 compared with $273 million in 2014, reflecting improved credit quality.

Noninterest Expense

Noninterest expense decreased $25 million to $9.5 billion in 2015 compared to 2014, reflecting our focus on expense management. Higher personnel expense associated with higher business activity and investments in technology and business infrastructure were more than offset by lower legal and residential mortgage compliance costs and third party expenses, as well as the impact of the fourth quarter 2014 contribution to the PNC Foundation.

During 2015, we completed actions and exceeded our 2015 continuous improvement program goal of $500 million in cost

50 The PNC Financial Services Group, Inc. – Form 10-K

savings. The program focused on reducing costs in part to fund investments in technology and business infrastructure.

Effective Income Tax Rate

The effective income tax rate was 24.8% for 2015 compared with 25.1% for 2014. The effective tax rate is generally lower than the statutory rate primarily due to tax credits we receive from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

The effective tax rate for 2015 included tax benefits attributable to settling acquired entity tax contingencies.

Consolidated Balance Sheet Review

Summary Results

Our balance sheet reflected asset growth and strong liquidity and capital positions at December 31, 2015. Total assets increased in 2015 compared to 2014 primarily due to an increase of $14.7 billion in investment securities driven by deposit growth. Total liabilities increased in 2015 compared to 2014 mainly due to an increase in deposits. Total equity in 2015 remained relatively stable compared to 2014 mainly due to increased retained earnings driven by net income, offset by share repurchases and redemption of preferred stock.

Loans

Loans increased $1.9 billion to $206.7 billion as of December 31, 2015 compared with December 31, 2014. Loan growth was the result of an increase in total commercial lending driven by commercial real estate loans, partially offset by a decline in consumer lending due to lower home equity, education and automobile loans.

Average total loans increased by $5.7 billion to $205.3 billion in 2015, which was driven by increases in average commercial loans of $5.7 billion and average commercial real estate loans of $2.5 billion. These increases were partially offset by a decrease in consumer loans of $2.4 billion primarily attributable to lower home equity and education loans, which included declines in the non-strategic consumer loan portfolio.

Investment Securities

Investment securities increased $14.7 billion to $70.5 billion at December 31, 2015 compared to December 31, 2014, due to deposit growth. The majority of increases were in U.S. Treasury and government agency securities and agency residential mortgage-backed securities.

Average investment securities increased to $61.7 billion during 2015 compared to $55.8 billion during 2014, primarily due to increases in average agency residential mortgage-backed securities and U.S. Treasury and government agency securities, partially offset by a decrease in average non-agency residential mortgage-backed securities.

The weighed-average expected maturity of the investment securities portfolio (excluding corporate stock and other) was 4.8 years at December 31, 2015 and 4.3 years at December 31, 2014.

Funding Sources

Total deposits increased $16.8 billion to $249.0 billion at December 31, 2015 compared with December 31, 2014 due to strong growth in savings, demand and money market deposits, partially offset by a decline in retail certificates of deposit.

Average total deposits increased $17.4 billion to $240.4 billion in 2015 compared with 2014, primarily due to increases in average money market deposits, average non-interest-bearing deposits and average interest-bearing demand deposits driven by both commercial and retail deposit growth.

Total borrowed funds decreased $2.2 billion to $54.5 billion at December 31, 2015 compared with December 31, 2014, as declines in commercial paper, federal funds purchased and repurchase agreements and subordinated debt were partially offset by higher net issuances of bank notes and senior debt.

Average borrowed funds increased to $56.5 billion in 2015 from $48.8 billion in 2014 primarily due to an increase in average FHLB borrowings and average bank notes and senior debt. These increases were partially offset by a decline in average commercial paper balances. The changes in the composition of funding sources were attributable to our actions to enhance our funding structure in light of regulatory liquidity standards and a rating agency methodology change.

Shareholders’ Equity

Total shareholders’ equity increased $159 million to $44.7 billion at December 31, 2015 compared with December 31, 2014, mainly due to a $2.8 billion increase in retained earnings, partially offset by common share repurchases of $2.1 billion and the redemption of $500 million of preferred stock. The increase in retained earnings was driven by net income of $4.1 billion, reduced by $1.3 billion of common and preferred dividends declared. Common shares outstanding were 504 million and 523 million at December 31, 2015 and 2014, respectively.

RISK MANAGEMENT

Enterprise Risk Management

We have an Enterprise Risk Management Framework which is structurally aligned with enhanced prudential standards that establish minimum requirements for the design and implementation of a risk governance framework. We encounter risk as part of the normal course of operating our business. Accordingly, we design risk management processes to help manage this risk. We manage risk in light of our Risk Appetite to optimize long-term shareholder value while supporting our employees, customers, and communities.

The PNC Financial Services Group, Inc. – Form 10-K 51

This Risk Management section describes our Enterprise Risk Management (ERM) Framework which consists of risk culture, enterprise strategy (including Risk Appetite, strategic planning, capital planning and stress testing), risk governance and oversight, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting. The overall Risk Management section of this Item 7 also provides an analysis of our key areas of risk, which include but are not limited to credit, liquidity and capital, market, operational and compliance. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the risk management section.

We operate within a rapidly evolving regulatory environment. Accordingly, we are actively focused on the timely adoption of regulatory pronouncements within our ERM Framework.

We view risk management as a cohesive combination of the following risk elements which form our ERM Framework:

Risk Culture

A strong risk culture helps us make well-informed decisions, ensures individuals conform to the established culture, reduces an individual’s ability to do something for personal gain, and rewards employees working toward a common goal rather than individual interests. Our risk culture reinforces the appropriate protocols for responsible and ethical behavior. These protocols are especially critical in terms of our risk awareness, risk-taking behavior and risk management practices.

Managing risk is every one of our employee’s responsibility. All of our employees individually and collectively assume responsibility for ensuring the organization is performing with the utmost integrity, is applying sound risk management practices and is striving to achieve our stated objectives rather than pursuing individual interests. All employees are responsible for understanding our Enterprise Risk Appetite Statement, the ERM Framework and how risk management applies to their respective roles and responsibilities.

Employees are encouraged to collaborate across groups to identify and mitigate risks, and elevate issues as required. We reinforce risk management responsibilities through a performance management system where employee performance goals include risk management objectives and incentives for employees to reinforce balanced measures of risk-adjusted performance.

Proactive communication, between groups and up to the Board of Directors, facilitates timely identification and resolution of risk issues. Our multi-level risk committee structure provides a formal channel to identify, decision, and report risk.

Enterprise Strategy

We ensure that our overall enterprise strategy is within acceptable risk parameters through Risk Appetite, strategic planning, capital planning and stress testing processes. These components are reviewed and approved at least annually by the Board of Directors.

Risk Appetite: Our risk appetite represents the organization’s desired enterprise risk position, set within our capital based risk and liquidity capacity to achieve our strategic objectives and business plans. The Enterprise Risk Appetite Statement qualitatively describes the aggregate level of risk we are willing to accept in order to execute our business strategies. Qualitative guiding principles further define each of the risks within our taxonomy to support the risk appetite statement. Risk Appetite metrics and limits, including forward-looking metrics, quantitatively measure whether we are operating within our stated Risk Appetite. Our Risk Appetite metrics reflect material risks, align with our established Risk Appetite Framework, balance risk and reward, leverage analytics, and adjust in a timely manner to changes in the external and internal risk environments.

Strategic Planning: Our enterprise and line of business strategic plans outline major objectives, strategies, and goals which are expected to be achieved over the next five years while seeking to ensure we remain compliant with all capital, Risk Appetite, and liquidity targets and guidelines. Our CEO and CFO lead the development of the strategic plan, the strategic objectives, and the comprehensive identification of material risks that could hinder successful implementation and execution of strategies. Strategic planning is linked to our risk management and capital planning processes.

Capital Planning and Stress Testing: Capital planning helps to ensure we are maintaining safe and sound operations and viability. The capital planning process and the resulting capital plan evolve as our overall risks, activities, and risk management practices change. Capital planning aligns with our strategic planning process.

52 The PNC Financial Services Group, Inc. – Form 10-K

Stress testing is an essential element of the capital planning process. Effective stress testing enables us to consider the estimated effect on capital of various hypothetical scenarios.

Risk Governance and Oversight

We employ a comprehensive risk management governance framework to help ensure that risks are identified, balanced decisions are made that consider risk and return, and risks are adequately monitored and managed. Risk committees established within this risk governance and oversight framework provide oversight for risk management activities at the Board of Directors, executive, corporate, and business levels. Committee composition is designed to provide effective oversight balanced across the three lines of defense in accordance with the OCC’s heightened risk management and governance expectations and guidelines. See discussion of the enhanced prudential standards in the Supervision and Regulation section in Item 1 of this Report.

To ensure the appropriate risks are being taken and effectively managed and controlled, risk is managed across three lines of defense. The Board’s and each line of defense’s responsibilities are detailed below:

Board of Directors – The Board of Directors oversees our risk-taking activities and exercises sound, independent judgment when assessing risk.

First line of defense – The front line units are accountable for identifying, owning and managing risks to within acceptable levels while adhering to the risk management framework established by Independent Risk Management. Our businesses strive to enhance risk management and internal control processes within their areas. Integrated and comprehensive processes are designed to adequately identify, measure, manage, monitor and report risks which may significantly impact each business. The manner in which the first line of defense executes its responsibilities must reflect our risk culture.

Second line of defense – The second line of defense is independent from the first line of defense and is responsible for establishing the standards for identifying, measuring, monitoring and controlling aggregate risks. As the second line of defense, the independent risk areas monitor the risks generated by the first line of defense, review and challenge the implementation of effective risk management practices, and report any issues or exceptions. The risk areas help to ensure the first line of defense is properly designed and operating as intended, and they may intervene directly in modifying and developing first line of defense risk processes and controls.

Third line of defense – As the third line of defense, Internal Audit is independent from the first and second lines of defense. Internal audit provides the Board of

Directors and executive management comprehensive assurance on the effectiveness of risk management practices across the organization.

Within the three lines of defense, the independent risk organization has sufficient authority to influence material decisions. Our business oversight and decision-making is supported through a governance structure at the Board of Directors and management level. Specific responsibilities include:

Board of Directors – Our Board of Directors oversees our business and affairs as managed by our officers and employees. The Board of Directors may receive assistance in carrying out its duties and may delegate authority through the following standing committees:

•

Audit Committee: monitors the integrity of our consolidated financial statements; monitors internal control over financial reporting; monitors compliance with our code of ethics; evaluates and monitors the qualifications and independence of our independent auditors; and evaluates and monitors the performance of our internal audit function and our independent auditors.

•	Nominating and Governance Committee: promotes our best interests and those of our shareholders through implementation of sound corporate governance principles and practices.
•	Personnel and Compensation Committee: oversees the compensation of our executive officers and other specified responsibilities related to personnel compensation matters affecting us.
•

Risk Committee: oversees enterprise-wide risk structure and the processes established to identify, measure, monitor, and manage the organization’s risks and evaluates and approves our risk governance framework.

Corporate Committees – The corporate committees are responsible for overseeing risk standards and strategies, recommending risk limits, policies and metrics, monitoring risk exposures, reviewing risk profiles and key risk issues, and approving significant transactions and initiatives. We have established several senior management-level corporate committees to facilitate the review, evaluation, and management of risk. The management-level Executive Committee is the corporate committee that is responsible for developing enterprise-wide strategy and achieving our strategic objectives. The Executive Committee evaluates risk management, in part, by monitoring risk reporting from the other corporate committees which are the supporting committees for the Executive Committee.

Working Committees – The working committees are generally subcommittees of the corporate committees. Working committees are intended to assist in the implementation of key enterprise-level activities within a business or function; recommend and/or approve Risk

The PNC Financial Services Group, Inc. – Form 10-K 53

Appetite metrics and limits; recommend and/or approve policies that are generally within the standards outlined in the applicable enterprise policy; and review and/or approve certain significant transactions or initiatives.

Policies and Procedures – We have established risk management policies and procedures to provide direction, guidance, and clarity on roles and responsibilities to management and the Board of Directors. These policies and procedures are organized in a multi-tiered framework and require periodic review and approval by relevant committees within the governance structure.

We have established risk management policies, programs and procedures to support our ERM Framework, articulate our risk culture, define the parameters and processes within which employees are to manage risk and conduct our business activities and to provide direction, guidance, and clarity on roles and responsibilities to management and the Board of Directors. These policies, programs and procedures are organized in a multi-tiered framework and require periodic review and approval by relevant committees within the governance structure.

Risk Identification

Risk identification takes place across a variety of risk types throughout the organization. These risk types consist of, but are not limited to, credit, liquidity and capital, market, operational and compliance. Risks are identified based on a balanced use of analytical tools and management judgment for both on- and off-balance sheet exposures. Our governance structure supports risk identification by facilitating assessment of key risk issues, emerging risks, and idiosyncratic risks and implementation of mitigation strategies as appropriate. These risks are prioritized based on quantitative and qualitative analysis and assessed against the Risk Appetite. Multiple tools and approaches are used to help identify and prioritize risks, including Risk Appetite Metrics, Key Risk Indicators (KRIs), Key Performance Indicators (KPIs), Risk Control and Self-Assessments (RCSAs), scenario analysis, stress testing and special investigations.

Risks are aggregated and assessed within and across risk functions or businesses. The aggregated risk information is reviewed and reported at an enterprise level for adherence to the Risk Appetite framework as established through the policy framework and approved by the Board of Directors or by appropriate committees. This enterprise aggregation and reporting approach promotes the identification and appropriate escalation of material risks across the organization and supports an understanding of the cumulative impact of risk in relation to our Risk Appetite.

Risk Assessment

Once risks are identified, they are evaluated based on quantitative and qualitative analysis to determine whether they are material. Risk assessments support the overall management of an effective ERM Framework and allows us to control and monitor our actual risk level through the use of risk measures. Comprehensive, accurate and timely assessments of risk are essential to an effective ERM Framework. The use of analytical tools and methods help identify and prioritize risks. Effective risk measurement practices will uncover reoccurring risks that have been experienced in the past; make the known risks easy to see, understand, compare and report; and reveal unanticipated risks that may not be easy to understand or predict.

Risk Controls and Monitoring

Our ERM Framework consists of policies, processes, personnel, and control systems. Risk controls and limits provide the linkage from our Risk Appetite Statement and associated guiding principles to the risk taking activities of our businesses. In addition to Risk Appetite limits, a system of more detailed internal controls exists which oversees and monitors our various processes and functions. These control systems measure performance, help employees make correct decisions, ensure information is accurate and reliable and document compliance with laws and regulations.

Our monitoring and evaluation of risks and controls provides assurance that policies, procedures and controls are effective and also results in the identification of control improvement recommendations. Risk monitoring is a daily, on-going process used by both the first and second line of defense to ensure compliance with our ERM Framework. Risk monitoring is accomplished in many ways, including performing risk assessments at the prime process and risk assessment unit level, monitoring an area’s key controls, the timely reporting of issues, and establishing a quality assurance and/or quality control function, as applicable.

Risk Aggregation and Reporting

Risk reporting is a comprehensive way to: (i) aggregate risks; (ii) identify concentrations; (iii) help ensure we remain within our established Risk Appetite; (iv) serve as a basis for monitoring our risk profile in relation to our Risk Appetite and (v) communicate risks to the Board of Directors and executive management.

Risk reports are produced at the line of business, functional risk and the enterprise levels. The enterprise level risk report aggregates risks identified in the functional and business reports to define the enterprise risk profile. The enterprise risk profile is a point-in-time assessment of enterprise risk. The risk profile represents our overall risk position in relation to the desired enterprise Risk Appetite. The determination of the enterprise risk profile is based on analysis of quantitative reporting of risk limits and other measures along with qualitative assessments. Quarterly aggregation of our risk profile enables a clear view of our risk level relative to our quantitative Risk Appetite. The enterprise level report is provided through the governance structure to the Board of Directors.

54 The PNC Financial Services Group, Inc. – Form 10-K

Risk reports are produced at the enterprise level as well as the risk area, line of business, and support area levels. Each individual risk report includes an assessment of inherent risk, quality of risk management, residual risk, Risk Appetite, and risk outlook. The enterprise risk report includes an aggregate view of risks identified in the individual report and provides a summary of our overall risk profile compared to our Risk Appetite.

Credit Risk Management

Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks. Our processes for managing credit risk are embedded in our risk culture and in our decision-making processes using a systematic approach whereby credit risks and related exposures are identified and assessed, managed through specific policies and processes, measured and evaluated against our risk appetite and credit concentration limits, and reported, along with specific mitigation activities, to management and the Board of Directors through our governance structure. Our most significant concentration of credit risk is in our loan portfolio.

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), other real estate owned (OREO), foreclosed and other assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report. A summary of the major categories of nonperforming assets are presented in Table 15. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report for further detail of nonperforming asset categories.

Table 15: Nonperforming Assets by Type

	December 31 2016	December 31 2015	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$655	$545	$110	20%
Consumer lending (a)	1,489	1,581	(92)	(6)%
Total nonperforming loans (b)	2,144	2,126	18	1%
OREO, foreclosed and other assets	230	299	(69)	(23)%
Total nonperforming assets	$2,374	$2,425	$(51)	(2)%
Amount of TDRs included in nonperforming loans	$1,112	$1,119	$(7)	(1)%
Percentage of total nonperforming loans	52%	53%
Nonperforming loans to total loans	1.02%	1.03%
Nonperforming assets to total loans, OREO, foreclosed and other assets	1.12%	1.17%
Nonperforming assets to total assets	.65%	.68%
Allowance for loan and lease losses to total nonperforming loans	121%	128%
(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.4 billion and $.6 billion at December 31, 2016 and December 31, 2015, respectively, and included $.2 billion and $.3 billion, respectively, of loans that are government insured/guaranteed.

Table 16: Change in Nonperforming Assets

In millions	2016	2015
January 1	$2,425	$2,880
New nonperforming assets	1,835	1,459
Charge-offs and valuation adjustments	(604)	(499)
Principal activity, including paydowns and payoffs	(697)	(687)
Asset sales and transfers to loans held for sale	(336)	(364)
Returned to performing status	(249)	(364)
December 31	$2,374	$2,425

As of December 31, 2016, approximately 84% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of December 31, 2016, commercial lending nonperforming loans were carried at approximately 66% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL.

The PNC Financial Services Group, Inc. – Form 10-K 55

Within consumer nonperforming loans, residential real estate TDRs comprise 70% of total residential real estate nonperforming loans at December 31, 2016, up from 68% at December 31, 2015. Home equity TDRs comprise 52% of home equity nonperforming loans at December 31, 2016 and 51% at December 31, 2015. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At December 31, 2016, our largest nonperforming asset was $46 million in the Mining, Quarrying, Oil and Gas Extraction Industry and our average nonperforming loan associated with commercial lending was less than $1 million. The ten largest individual nonperforming assets are from the commercial lending portfolio and represented 40% and 11% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of December 31, 2016.

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

Table 17: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	December 31	December 31	Change		December 31	December 31
Dollars in millions	2016	2015	$	%	2016	2015
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$562	$511	$51	10%	.27%	.25%
Accruing loans past due 60 to 89 days	232	248	(16)	(6)%	.11%	.12%
Total	794	759	35	5%	.38%	.37%
Late stage loan delinquencies
Accruing loans past due 90 days or more	782	881	(99)	(11)%	.37%	.43%
Total	$1,576	$1,640	$(64)	(4)%	.75%	.80%
(a)	Past due loan amounts include government insured or guaranteed loans of $.9 billion and $1.1 billion as of December 31, 2016 and December 31, 2015, respectively.

Accruing loans past due 90 days or more decreased at December 31, 2016 compared to December 31, 2015 driven by declines in government insured residential real estate and other consumer loans. Accruing loans past due 90 days or more are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $29.9 billion as of December 31, 2016, or 14% of the total loan portfolio. Of that total, $17.7 billion, or 59%, were outstanding under primarily variable-rate home equity lines of credit and $12.2 billion, or 41%, consisted of closed-end home equity installment loans. Approximately 4% of the home equity portfolio was purchased impaired and 3% of the home equity portfolio was on nonperforming status as of December 31, 2016.

As of December 31, 2016, we were in an originated first lien position for approximately 55% of the total outstanding portfolio and, where originated as a second lien, we held or serviced the first lien position for an additional 3% of the portfolio. The remaining 42% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien. Lien position information is generally based upon original LTV at the time of origination. We use an industry-leading third-party service provider to obtain updated loan, lien and collateral data that is aggregated from public and private sources.

We track borrower performance monthly, including obtaining original LTVs and updated FICO scores at least quarterly, updated LTVs semi-annually, and other credit metrics at least quarterly, including the historical performance of any mortgage loans regardless of lien position that we do or do not hold. This information is used for internal reporting and risk management. For internal reporting and risk management we also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit,

56 The PNC Financial Services Group, Inc. – Form 10-K

brokered home equity lines of credit). As part of our overall risk analysis and monitoring, we segment the home equity portfolio based upon the loan delinquency, modification status and bankruptcy status, as well as the delinquency, modification status and bankruptcy status of any mortgage loan with the same borrower (regardless of whether it is a first lien senior to our second lien).

In establishing our ALLL for non-impaired loans, we utilize a delinquency roll-rate methodology for pools of loans. The roll-rate methodology estimates transition/roll of loan balances from one delinquency state to the next delinquency state and ultimately to charge-off. The roll through to charge-off is based on our actual loss experience for each type of pool. Each of our home equity pools contains both first and second liens. Our experience has been that the ratio of first to second lien loans has been consistent over time and the charge-off amounts for the pools, used to establish our allowance, include losses on both first and second lien loans.

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay either interest only or principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with the borrower’s ability to satisfy the loan terms upon the draw period ending is considered in establishing our ALLL. Based upon outstanding balances at December 31, 2016, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 18: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
2017	$1,657	$434
2018	796	636
2019	546	483
2020	442	434
2021 and thereafter	2,960	6,438
Total (a)(b)	$6,401	$8,425
(a)	Includes all home equity lines of credit that mature in 2017 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, of $35 million, $27 million, $20 million, $71 million and $416 million with draw periods scheduled to end in 2017, 2018, 2019, 2020 and 2021 and thereafter, respectively.

Based upon outstanding balances, and excluding purchased impaired loans, at December 31, 2016, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 6% were 90 days or more past due, which are accounted for as nonperforming. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

Auto Loan Portfolio

The auto loan portfolio totaled $12.4 billion as of December 31, 2016, or 6% of our total loan portfolio. Of that total, $10.8 billion resides in the indirect auto portfolio, $1.3 billion in the direct auto portfolio, and $.3 billion in acquired or securitized portfolios, which has been declining as no pools have been recently acquired. Indirect auto loan applications are generated from franchised automobile dealers. This business is strategically aligned with our core retail business.

We have elected not to pursue non-prime auto lending as evidenced by an average new loan origination FICO score during 2016 of 760 for indirect auto loans and 775 for direct auto loans. As of December 31, 2016, .4% of our auto loan portfolio was nonperforming and .5% of the portfolio was accruing past due. We offer both new and used automobile financing to customers through our various channels. The portfolio was composed of 57% new vehicle loans and 43% used vehicle loans at December 31, 2016.

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

Energy Related Loan Portfolio

Our portfolio of loans outstanding in the oil and gas industry totaled $2.4 billion as of December 31, 2016, or 1% of our total loan portfolio and 2% of our total commercial lending portfolio. This portfolio comprised approximately $1.0 billion in the midstream and downstream sectors, $.8 billion to oil services companies and $.6 billion to upstream sectors. Of the oil services portfolio, approximately $.2 billion is not asset-based or investment grade. Nonperforming loans in the oil and gas sector as of December 31, 2016 totaled $184 million, or 8% of total nonperforming assets.

Our portfolio of loans outstanding in the coal industry totaled $.4 billion as of December 31, 2016, or less than 1% of both our total loan portfolio and our total commercial lending portfolio. Nonperforming loans in the coal industry as of December 31, 2016 totaled $61 million, or 3% of total nonperforming assets.

The PNC Financial Services Group, Inc. – Form 10-K 57

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

A temporary modification, with a term between three and 24 months, involves a change in original loan terms for a period of time and reverts to a calculated exit rate for the remaining term of the loan as of a specific date. A permanent modification, with a term greater than 24 months, is a modification in which the terms of the original loan are changed. Permanent modification programs generally result in principal forgiveness, interest rate reduction, term extension, capitalization of past due amounts, interest-only period or deferral of principal.

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our borrowers’ and servicing customers’ needs while mitigating credit losses. Table 19 provides the number of accounts and unpaid principal balance of modified consumer real estate related loans at the end of each year presented.

Table 19: Consumer Real Estate Related Loan Modifications

	December 31, 2016		December 31, 2015
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Temporary modifications	3,484	$258	4,469	$337
Permanent modifications	23,904	2,693	24,055	2,809
Total consumer real estate related loan modifications	27,388	$2,951	28,524	$3,146

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

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from court imposed concessions (e.g. a Chapter 7 bankruptcy where the debtor is discharged from personal liability to us and a court approved Chapter 13 bankruptcy repayment plan).

Table 20: Summary of Troubled Debt Restructurings (a)

	December 31 2016	December 31 2015	Change
In millions			$	%
Total consumer lending	$1,793	$1,917	$(124)	(6)%
Total commercial lending	428	434	(6)	(1)%
Total TDRs	$2,221	$2,351	$(130)	(6)%
Nonperforming	$1,112	$1,119	$(7)	(1)%
Accruing (b)	1,109	1,232	(123)	(10)%
Total TDRs	$2,221	$2,351	$(130)	(6)%
(a)	Amounts in table represent recorded investment, which includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Accruing loans include consumer credit card loans and loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Excluded from TDRs are $1.2 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at both December 31, 2016 and December 31, 2015. Nonperforming TDRs represented approximately 52% and 53% of total nonperforming loans, and 50% and 48% of total TDRs at December 31, 2016 and December 31, 2015, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual accounting after performing under the restructured terms for at least six consecutive months.

58 The PNC Financial Services Group, Inc. – Form 10-K

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.6 billion at December 31, 2016 consisted of $1.5 billion and $1.1 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.

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

Reserves are established for non-impaired commercial loan classes based on probability of default (PD) and loss given default (LGD) credit risk ratings.

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

Our determination of the ALLL for non-impaired loans is sensitive to the risk grades assigned to commercial loans and loss rates for consumer loans. There are several other qualitative and quantitative factors considered in determining the ALLL. This sensitivity analysis does not necessarily reflect the nature and extent of future changes in the ALLL. It is intended to provide insight into the impact of adverse changes to risk grades and loss rates only and does not imply any expectation of future deterioration in the risk ratings or loss rates. Given the current processes used, we believe the risk grades and loss rates currently assigned are appropriate. In the hypothetical event that the aggregate weighted average commercial loan risk grades would experience a 1% deterioration, assuming all other variables remain constant, the allowance for commercial loans would increase by approximately $40 million as of December 31, 2016. In the hypothetical event that consumer loss rates would increase by 10%, assuming all other variables remain constant, the allowance for consumer loans would increase by approximately $25 million at December 31, 2016.

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At December 31, 2016, we had established reserves of $.3 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition.

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

The PNC Financial Services Group, Inc. – Form 10-K 59

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

Table 21: Allowance for Loan and Lease Losses

Dollars in millions	2016	2015
January 1	$2,727	$3,331
Total net charge-offs	(543)	(386)
Provision for credit losses	433	255
Net change in allowance for unfunded loan commitments and letters of credit	(40)	(2)
Net recoveries / (write-offs) of purchased impaired loans and other	12	(471)
December 31	$2,589	$2,727
Net charge-offs to average loans (for the year ended)	.26%	.19%
Allowance for loan and lease losses to total loans	1.23	1.32
Commercial lending net charge-offs	$(185)	$(15)
Consumer lending net charge-offs	(358)	(371)
Total net charge-offs	$(543)	$(386)
Net charge-offs to average loans (for the year ended)
Commercial lending	.14%	.01%
Consumer lending	.50	.50

At December 31, 2016, total ALLL to total nonperforming loans was 121%. The comparable amount for December 31, 2015 was 128%. These ratios are 89% and 98%, respectively, when excluding the $.7 billion and $.6 billion of ALLL at December 31, 2016 and December 31, 2015, respectively, allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded from these ratios purchased impaired loans consumer loans and consumer lines of credit not secured by real estate that are excluded from nonperforming loans. See Table 15 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During 2016, overall credit quality remained relatively stable despite negative impacts from certain energy related loans, which resulted in an ALLL balance decline of $138 million, or 5.1% to $2.6 billion as of December 31, 2016 compared to December 31, 2015.

See Note 1 Accounting Policies and Note 4 Allowances for Loan and Lease Losses in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on the ALLL.

The following table summarizes our loan charge-offs and recoveries.

Table 22: Loan Charge-Offs and Recoveries

Year ended December 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans
2016
Commercial	$332	$117	$215	.21%
Commercial real estate	26	51	(25)	(.09)%
Equipment lease financing	5	10	(5)	(.07)%
Home equity	143	84	59	.19%
Residential real estate	14	9	5	.03%
Credit card	161	19	142	2.90%
Other consumer	205	53	152	.70%
Total	$886	$343	$543	.26%
2015
Commercial	$206	$170	$36	.04%
Commercial real estate	44	66	(22)	(.09)%
Equipment lease financing	5	4	1	.01%
Home equity	181	93	88	.26%
Residential real estate	24	13	11	.08%
Credit card	160	21	139	3.06%
Other consumer	185	52	133	.60%
Total	$805	$419	$386	.19%

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report regarding changes in the ALLL.

Residential Mortgage Repurchase Obligations

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report, we have sold residential mortgage loans directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain loan repurchase obligations associated with the transferred assets.

60 The PNC Financial Services Group, Inc. – Form 10-K

While residential mortgage loans are sold on a non-recourse basis, we assume certain loan repurchase obligations associated with mortgage loans we have sold to investors. These loan repurchase obligations primarily relate to situations where we are alleged to have breached certain origination covenants and representations and warranties made to purchasers of the loans in the respective purchase and sale agreements. Our historical exposure and activity associated with Agency securitization repurchase obligations has primarily been related to transactions with FNMA and FHLMC, as indemnification and repurchase losses associated with FHA and VA-insured and uninsured loans pooled in GNMA securitizations historically have been minimal. In addition to indemnification and repurchase risk, we face other risks of loss with respect to our participation in these programs, some of which are described in Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report with respect to governmental inquiries related to FHA-insured loans. Repurchase obligation activity associated with residential mortgages is reported in the Residential Mortgage Banking segment.

Origination and sale of residential mortgages is an ongoing business activity and, accordingly, management continually assesses the need to recognize indemnification and repurchase liabilities pursuant to the associated investor sale agreements. We establish indemnification and repurchase liabilities for estimated losses on sold mortgages for which indemnification is expected to be provided or for loans that are expected to be repurchased. To estimate the mortgage repurchase liability arising from breaches of representations and warranties, we consider the following factors: (i) borrower performance in our historically sold portfolio (both actual and estimated future defaults); (ii) the level of outstanding unresolved repurchase claims; (iii) estimated probable future repurchase claims, considering information about expected investor behaviors, delinquent and liquidated loans, resolved and unresolved mortgage insurance rescission notices and our historical experience with claim rescissions; (iv) the potential ability to cure the defects identified in the repurchase claims (“rescission rate”); (v) the availability of legal defenses; and (vi) the estimated severity of loss upon repurchase of the loan or collateral, make-whole settlement or indemnification.

Our repurchase obligations involve Agency securitizations and other loan sales with FNMA and FHLMC subsequent to 2008, as well as Agency securitizations with GNMA and Non-Agency securitizations and other loan sales with private investors. The unpaid principal balance of loans associated with our exposure to repurchase obligations totaled $60.5 billion at December 31, 2016, of which $.9 billion was 90 days or more delinquent. The comparative amounts were $65.3 billion and $1.2 billion, respectively, at December 31, 2015. At December 31, 2016 and December 31, 2015, the residential mortgage indemnification and repurchase liability for estimated losses on indemnification and repurchase claims totaled $66 million and $94 million, respectively, and was included in Other liabilities on the Consolidated Balance Sheet.

Liquidity and Capital Management

Liquidity Risk

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

Management monitors liquidity through a series of early warning indicators that may indicate a potential market, or PNC-specific, liquidity stress event. In addition, management performs a set of liquidity stress tests over multiple time horizons with varying levels of severity and maintains a contingency funding plan to address a potential stress event. In the most severe liquidity stress simulation, we assume that our liquidity position is under pressure, while the market in general is under systemic pressure. The simulation considers, among other things, the impact of restricted access to both secured and unsecured external sources of funding, accelerated run-off of customer deposits, valuation pressure on assets and heavy demand to fund committed obligations. Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet our parent company obligations over the succeeding 24-month period. Liquidity-related risk limits are established within our Enterprise Liquidity Management Policy and supporting policies. Management committees, including the Asset and Liability Committee, and the Board of Directors and its Risk Committee regularly review compliance with key established limits.

In addition to these liquidity monitoring measures and tools described above, we also monitor our liquidity by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. The minimum LCR that PNC and PNC Bank were required to maintain was 90% in 2016 and the minimum increased to 100% in 2017. PNC and PNC Bank calculate the LCR on a daily basis and as of December 31, 2016, the LCR for PNC and PNC Bank exceeded the 2017 fully phased-in requirement of 100%.

The PNC Financial Services Group, Inc. – Form 10-K 61

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

Sources of Funding

Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our retail and commercial banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $257.2 billion at December 31, 2016 from $249.0 billion at December 31, 2015, driven by growth in demand and savings deposits, which reflected in part a shift from money market deposits, partially offset by a decline in time deposits. Certain assets determined by us to be liquid and unused borrowing capacity from a number of sources are also available to maintain our liquidity position.

At December 31, 2016, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $29.6 billion and securities available for sale totaling $60.1 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Of our total liquid assets of $89.7 billion, we had $4.5 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $5.0 billion of securities held to maturity were also pledged as collateral for these purposes.

We also obtain liquidity through the issuance of traditional forms of funding, including long-term debt (senior notes, subordinated debt and FHLB advances) and short-term borrowings (Federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings).

Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At December 31, 2016, PNC Bank had $24.8 billion of notes outstanding under this program of which $19.1 billion were senior bank notes and $5.7 billion were subordinated bank notes. The following table details issuances for the three months ended December 31, 2016:

Table 23: PNC Bank Notes Issued During Fourth Quarter 2016

Issuance Date	Amount	Description of Issuance
December 9, 2016	$600 million	Senior notes with a maturity date of December 7, 2018. Interest is payable semi-annually at a fixed rate of 1.700% on June 7 and December 7 of each year, beginning June 7, 2017.
December 9, 2016	$750 million	Senior notes with a maturity date of December 9, 2021. Interest is payable semi-annually at a fixed rate of 2.550% on June 9 and December 9 of each year, beginning June 9, 2017.
December 9, 2016	$400 million	Floating rate senior notes with a maturity date of December 7, 2018. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .40% per annum on March 7, June 7, September 7 and December 7 of each year, beginning on March 7, 2017.

See Note 23 Subsequent Events for information on the February 17, 2017 issuance of 2.625% Senior Notes due February 17, 2022 in the principal amount of $1.0 billion by PNC Bank.

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:

Table 24: Senior and Subordinated Debt

In billions	2016
January 1	$29.9
Issuances	5.6
Calls and maturities	(4.2)
Other	(0.3)
December 31	$31.0

62 The PNC Financial Services Group, Inc. – Form 10-K

PNC Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At December 31, 2016, our unused secured borrowing capacity was $27.5 billion with the FHLB-Pittsburgh. Total FHLB borrowings decreased to $17.5 billion at December 31, 2016 compared with $20.1 billion at December 31, 2015 as maturities outpaced draws.

The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank to secure certain public deposits. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank. At December 31, 2016, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $4.4 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2016, there were no issuances outstanding under this program.

PNC Bank can also borrow from the Federal Reserve Bank discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At December 31, 2016, our unused secured borrowing capacity was $17.5 billion with the Federal Reserve Bank.

Borrowed funds come from a diverse mix of short-term and long-term funding sources. See Note 10 Borrowed Funds and the Funding sources section of the Consolidated Balance Sheet Review for additional information related to our Borrowings.

In addition to managing liquidity risk at the consolidated company level, we monitor the parent company’s liquidity. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to our shareholders, share repurchases, and acquisitions.

As of December 31, 2016, available parent company liquidity totaled $4.5 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.7 billion at December 31, 2016. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for a further discussion of these limitations. We provide additional information on certain contractual restrictions in Note 15 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of December 31, 2016, there were no commercial paper issuances outstanding. The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments.

See Note 23 Subsequent Events for information on the February 7, 2017 issuance of $575 million Floating Rate Senior Notes due August 7, 2018 off of the shelf registration statement.

Total parent company borrowings outstanding totaled $6.2 billion at December 31, 2016 compared with $7.5 billion at December 31, 2015. The decline was primarily attributable to maturities of $1.2 billion during the year. As of December 31, 2016, there were approximately $601 million of parent company borrowings with contractual maturities of less than one year.

The PNC Financial Services Group, Inc. – Form 10-K 63

Commitments

The following tables set forth contractual obligations and various other commitments as of December 31, 2016 representing required and potential cash outflows.

Table 25: Contractual Obligations

		Payment Due By Period
December 31, 2016 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits	$17,560	$12,200	$1,413	$1,908	$2,039
Borrowed funds (a)	52,706	14,381	22,516	6,806	9,003
Minimum annual rentals on noncancellable leases	2,532	381	657	459	1,035
Nonqualified pension and postretirement benefits	506	56	112	104	234
Purchase obligations (b)	1,029	394	397	170	68
Total contractual cash obligations	$74,333	$27,412	$25,095	$9,447	$12,379
(a)	Includes basis adjustment relating to accounting hedges.
(b)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

At December 31, 2016, we had unrecognized tax benefits of $22 million, which represents a reserve for tax positions that we have taken in our tax returns which ultimately may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimate has been excluded from the contractual obligations table. See Note 17 Income Taxes in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Our contractual obligations totaled $79.1 billion at December 31, 2015. The decrease in the comparison is primarily attributable to declines in borrowed funds and time deposits. See Funding Sources in the Consolidated Balance Sheet Review section of this Item 7 for additional information regarding our funding sources.

Table 26: Other Commitments (a)

		Amount Of Commitment Expiration By Period
December 31, 2016 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Commitments to extend credit (b)	$151,981	$57,413	$55,045	$38,617	$906
Net outstanding standby letters of credit (c)	8,324	4,327	2,943	1,021	33
Reinsurance agreements (d)	1,835	4	24	17	1,790
Standby bond purchase agreements	790	541	225	24
Other commitments (e)	967	564	334	44	25
Total commitments	$163,897	$62,849	$58,571	$39,723	$2,754
(a)	Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)	Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.
(c)	Includes $3.9 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(d)	Reinsurance agreements are with third-party insurers related to insurance sold to or placed on behalf of our customers. Balances represent estimates based on availability of financial information.
(e)	Includes other commitments of $215 million that were not on our Consolidated Balance Sheet. The remaining $752 million of other commitments were included in Other liabilities on our Consolidated Balance Sheet.

64 The PNC Financial Services Group, Inc. – Form 10-K

Our total commitments were $155.1 billion at December 31, 2015. The increase in the comparison is primarily attributable to an increase in commitments to extend credit, partially offset by declines in net outstanding standby letters of credit.

Credit Ratings

PNC’s credit ratings affect the cost and availability of short- and long-term funding, collateral requirements for certain derivative instruments, and the ability to offer certain products.

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

Table 27: Credit Ratings as of December 31, 2016 for PNC and PNC Bank

	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F+
Short-term notes	P-1	A-1	F1

Capital Management

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions, and managing dividend policies and retaining earnings.

For the full year 2016, we returned $3.1 billion of capital to shareholders. Repurchases totaled 22.8 million common shares for $2.0 billion and dividends on common shares were $1.1 billion.

We repurchase shares of PNC common stock under share repurchase authorization provided by our Board of Directors in the amount of up to 100 million shares and consistent with capital plans submitted to, and accepted by, the Federal Reserve. Repurchases are made on the open market or in privately negotiated transactions and the extent and timing of share repurchases under authorizations depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, contractual and regulatory limitations, and the results of supervisory assessments of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR and DFAST processes.

For the five quarter period ended June 30, 2016, we repurchased 29.9 million shares of PNC common stock for $2.7 billion, which was consistent with the 2015 capital plan accepted by the Federal Reserve as part of our 2015 CCAR submission. Of the total repurchased, 12.0 million shares for $1.0 billion occurred in the first two quarters of 2016.

In connection with the 2016 CCAR process, the Federal Reserve accepted our capital plan, as approved by our Board of Directors, and did not object to our proposed capital actions in April 2016. As provided for in the 2016 capital plan, we announced new share repurchase programs of up to $2.0 billion for the four quarter period beginning in the third quarter of 2016, including repurchases of up to $200 million related to employee benefit plans. We repurchased 10.8 million common shares for $1.0 billion during the third and fourth quarters of 2016 under these share repurchase programs.

In January 2017, we announced a $300 million increase in our share repurchase programs for the four quarter period ended June 30, 2017.

The quarterly cash dividend on common stock was increased to 55 cents from 51 cents effective with the August 5, 2016 dividend payment date.

On November 1, 2016 we issued 525,000 depositary shares, each representing a 1/100th interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S, in an underwritten public offering resulting in gross proceeds of $525 million to us before commissions and expenses. We issued 5,250 shares of Series S Preferred Stock to the depositary in this transaction. See Note 15 Equity in the Notes to Consolidated Financial Statements in Item 8 of this Report for more information on the terms of the securities.

See the Supervision and Regulation section of Item 1 Business in this Report for further information concerning the CCAR process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans.

See Note 23 Subsequent Events for discussion of our February 2017 announcement of our March 2017 redemption of the Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust I and PNC Preferred Funding Trust II.

The PNC Financial Services Group, Inc. – Form 10-K 65

Table 28: Basel III Capital

	December 31, 2016
Dollars in millions	2016 Transitional Basel III (a)	Pro forma Fully Phased-In Basel III (Non-GAAP) (estimated) (b)(c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$10,317	$10,317
Retained earnings	31,670	31,670
Accumulated other comprehensive income for securities currently and previously held as available for sale	94	157
Accumulated other comprehensive income for pension and other postretirement plans	(332)	(553)
Goodwill, net of associated deferred tax liabilities	(8,826)	(8,826)
Other disallowed intangibles, net of deferred tax liabilities	(148)	(247)
Other adjustments/(deductions)	(214)	(221)
Total common equity Tier 1 capital before threshold deductions	32,561	32,297
Total threshold deductions	(762)	(1,469)
Common equity Tier 1 capital	31,799	30,828
Additional Tier 1 capital
Preferred stock plus related surplus	3,976	3,976
Noncontrolling interests (d)	418	45
Other adjustments/(deductions)	(92)	(113)
Tier 1 capital	36,101	34,736
Additional Tier 2 capital
Qualifying subordinated debt	3,899	3,749
Trust preferred capital securities	119	–
Allowance for loan and lease losses included in Tier 2 capital	2,891	2,891
Other (d)	6	10
Total Basel III capital	$43,016	$41,386
Risk-weighted assets
Basel III standardized approach risk-weighted assets (e)	$300,533	$308,517
Basel III advanced approaches risk-weighted assets (f)	N/A	$277,896
Average quarterly adjusted total assets	$355,838	$355,003
Supplementary leverage exposure (g)	$421,732	$420,897
Basel III risk-based capital and leverage ratios
Common equity Tier 1	10.6%	10.0	% (h)(i)
Tier 1	12.0%	11.3	% (h)(j)
Total	14.3%	13.4	% (h)(k)
Leverage (l)	10.1%	9.8%
Supplementary leverage ratio (m)	8.6%	8.3%
(a)	Calculated using the regulatory capital methodology applicable to us during 2016.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), as these ratios represent the regulatory capital standards that will ultimately be applicable to PNC under the final Basel III rules. Pro forma fully phased-in capital amounts, ratios and risk-weighted and leverage-related assets are estimates.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Primarily includes REIT Preferred Securities for transitional and pro forma fully phased-in.
(e)	Includes credit and market risk-weighted assets.
(f)	Basel III advanced approaches risk-weighted assets are estimated based on the Basel III advanced approaches rules, and include credit, market, and operational risk-weighted assets. During the parallel run qualification phase, PNC has refined the data, models, and internal processes used as part of the advanced approaches for determining risk-weighted assets. We anticipate additional refinements to this estimate through the parallel run qualification phase.
(g)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.
(h)	Pro forma fully phased-in Basel III capital ratio based on Basel III standardized approach risk-weighted assets and rules.
(i)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio estimate is 11.1%. This capital ratio is calculated using pro forma fully phased-in Common equity Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(j)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio estimate is 12.5%. This capital ratio is calculated using fully phased-in Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(k)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Total capital risk-based capital ratio estimate is 13.9%. This ratio is calculated using fully phased-in Total Basel III capital, which under the advanced approaches, Additional Tier 2 capital includes allowance for loan and lease losses in excess of Basel expected credit losses, if any, up to 0.6% of credit risk related risk-weighted assets, and dividing by estimated Basel III advanced approach risk-weighted assets.
(l)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.
(m)	Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank will be subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

66 The PNC Financial Services Group, Inc. – Form 10-K

As a result of the phase-in periods included in the final U.S. Basel III regulatory capital rules (Basel III rules), as well as the fact that we remain in the parallel run qualification phase for the advanced approaches, our regulatory risk-based capital ratios in 2016 were based on the definitions of, and deductions from, regulatory capital under the Basel III rules (as such definitions and deductions were phased-in for 2016) and the standardized approach for determining risk-weighted assets. Until we have exited parallel run, our regulatory risk-based Basel III ratios will be calculated using the standardized approach for determining risk-weighted assets, and the definitions of, and deductions from, capital under Basel III (as such definitions and deductions are phased-in through 2019). Once we exit parallel run, our regulatory risk-based capital ratios will be the lower of the ratios calculated under the standardized approach and the advanced approaches. We refer to the capital ratios calculated using the phased-in Basel III provisions in effect for 2016 and, for the risk-based ratios, standardized approach risk-weighted assets, as the 2016 Transitional Basel III ratios. Under the standardized approach for determining credit risk-weighted assets, exposures are generally assigned a pre-defined risk weight. Exposures to high volatility commercial real estate, past due exposures, equity exposures and securitization exposures are generally subject to higher risk weights than other types of exposures.

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

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our December 31, 2016 capital levels were aligned with them.

At December 31, 2016, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Transitional Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report. See the Statistical Information (Unaudited) section of this Report for details on our December 31, 2015 Transitional Basel III and Pro forma fully phased-in Basel III common equity tier 1 capital ratios.

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

We have established enterprise-wide policies and methodologies to identify, measure, monitor and report market risk. Market Risk Management provides independent oversight by monitoring compliance with established guidelines, and reporting significant risks in the business to the Risk Committee of the Board of Directors.

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

Asset and Liability Management centrally manages interest rate risk as prescribed in our risk management policies, which are approved by management’s Asset and Liability Committee and the Risk Committee of the Board of Directors.

The PNC Financial Services Group, Inc. – Form 10-K 67

Sensitivity results and market interest rate benchmarks for the fourth quarters of 2016 and 2015 follow:

Table 29: Interest Sensitivity Analysis

	Fourth Quarter 2016	Fourth Quarter 2015
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	2.6%	2.4%
100 basis point decrease	(4.2)%	(1.9)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	4.7%	5.3%
100 basis point decrease	(8.3)%	(5.3)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(2.5)	(4.1)
Key Period-End Interest Rates
One-month LIBOR	.77%	.43%
Three-year swap	1.69%	1.42%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 30 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) yield curve slope flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 30: Net Interest Income Sensitivity to Alternative Rate Scenarios (Fourth Quarter 2016)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	1.5%	2.1%	(2.4)%
Second year sensitivity	5.1%	3.4%	(6.9)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 29 and 30 above. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Table 31: Alternate Interest Rate Scenarios: One Year Forward

The fourth quarter 2016 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for 2016 and 2015 were within our acceptable limits.

To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. Our VaR measure assumes that exposures remain constant and that recent market variability is a good predictor of future variability. Actual observations include customer related revenue and intraday hedging which helps to reduce losses and can reduce the number of instances actual losses

68 The PNC Financial Services Group, Inc. – Form 10-K

exceed the prior day VaR measure. There were two and seven instances during 2016 and 2015, respectively under our diversified VaR measure where actual losses exceeded the prior day VaR measure and those losses were insignificant. Our portfolio and enterprise-wide VaR models utilize a historical approach with a 500 day look back period.

Customer-related trading revenue was $203 million for full year 2016 compared with $210 million for full year 2015 and is recorded in Other noninterest income and Other interest income on our Consolidated Income Statement. The decrease was mainly due to market interest rate changes impacting valuations for customer-related derivatives, partially offset by higher derivative and fixed income client sales.

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

Various of our business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 32: Equity Investments Summary

In millions	December 31 2016	December 31 2015	Change
			$	%
BlackRock	$6,886	$6,626	$260	4%
Tax credit investments	2,090	2,254	(164)	(7)%
Private equity and other	1,752	1,707	45	3%
Total	$10,728	$10,587	$141	1%

BlackRock

We owned approximately 35 million common stock equivalent shares of BlackRock equity at December 31, 2016, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Item 7 includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.7 billion at both December 31, 2016 and December 31, 2015. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report has further information on Tax Credit Investments.

Private Equity and Other

The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisted of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.4 billion at both December 31, 2016 and December 31, 2015. As of December 31, 2016, $1.1 billion was invested directly in a variety of companies and $.3 billion was invested indirectly through various private equity funds. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors of this Report for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and of private funds covered by the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. At December 31, 2016, the fair value of our investment in Visa Class B common shares was approximately $452 million and our cost basis was not significant. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of the pending interchange litigation. Please see Note 6 Fair Value and Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant during 2016 and 2015.

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

The PNC Financial Services Group, Inc. – Form 10-K 69

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 6 Fair Value and Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated here by reference.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

Operational Risk Management

Operational risk is the risk to the current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. Operational risk is inherent to the entire organization.

Operational risk management is embedded in our culture and decision-making processes through a systematic approach whereby operational risks and exposures are: 1) identified and assessed; 2) managed through the design and implementation of controls; 3) measured and evaluated against our risk tolerance limits; and 4) appropriately reported to management and the Risk Committee. Strong operational risk management and well-informed risk-based decisions benefit us by improving the customer experience, enhancing compliance, reducing reputational risk, minimizing losses, and establishing an appropriate amount of required operational risk capital held by the bank.

The Operational Risk Management Framework supports our effective and consistent management of operational risk. The primary purpose of the framework is to enable us to understand our operational risks and manage them to the desired risk profile, in line with our Risk Appetite.

Additionally, the guidance established within the framework enables management to make well-informed risk-based business decisions.

The framework provides a disciplined and structured process for us to manage operational risk across eight operational risk domains. These domains provide a comprehensive view of operational risk and allow us to discuss operational risk in a standard way, facilitating reporting and ongoing risk mitigation.

The operational risk domains are:

•	Operations: Risk resulting from inadequate or failed internal processes, misconduct or errors of people or fraud.
•

Compliance: Risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, self-regulatory standards, or other regulatory requirements.

•	Data Management: Risk associated with incomplete or inaccurate data.
•	Model: Risk associated with the design, implementation, and ongoing use and management of a model.
•	Technology and Systems: Risk associated with the use, operation, and adoption of technology.
•	Information Security: Risk resulting from the failure to protect information and ensure appropriate access to, and use and handling of information assets.
•	Business Continuity: Risk of potential disruptive events to business activities.
•	Third Party: Risk arising from failure of third party providers to conduct activity in a safe and sound manner and in compliance with contract provisions and applicable laws and regulations.

We utilize operational risk management programs within the framework, including RCSAs, scenario analysis, and internal and external loss event review and analysis, to assess existing risks, determine potential/emerging risks and evaluate the effectiveness of internal controls. The program tools and methodology enable our business managers to identify potential risks and control gaps.

Lines of business are responsible for identifying, owning, managing, and monitoring the operational risks and controls associated with its business activities and product or service offerings to within acceptable levels. Centralized functions, such as Business Continuity, Enterprise Third Party Management, and Information Security, are responsible for the development, implementation and management of their individual programs and for the development and maintenance of the policies, procedures, methodologies, tools, and technology utilized across the enterprise to identify, assess, monitor, and report program risks. Additionally, independent risk management reviews and challenges line of business adherence to the framework to ensure proper controls are in place and appropriate risk mitigation plans are established as necessary.

70 The PNC Financial Services Group, Inc. – Form 10-K

Compliance Risk

Enterprise Compliance is responsible for coordinating the compliance risk component of our Operational Risk Management Framework. Compliance issues are identified and tracked through enterprise-wide monitoring and tracking programs. Key compliance risk issues are escalated through a comprehensive risk reporting process at both a business and enterprise level and incorporated, as appropriate, into the development and assessment of our operational risk profile. A risk committee, chaired by the Chief Compliance Officer, is responsible for oversight of compliance and fiduciary risk management programs across PNC. In order to help understand and proactively address emerging regulatory issues where appropriate, Enterprise Compliance communicates regularly with various regulators with supervisory or regulatory responsibilities with respect to us, our subsidiaries, or businesses and participates in forums focused on regulatory and compliance matters in the financial services industry.

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

We apply ASC 820 – Fair Value Measurements. This guidance defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. This guidance requires a three level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 33: Fair Value Measurements – Summary

	December 31, 2016		December 31, 2015
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$74,608	$8,830	$68,804	$8,606
Total assets at fair value as a percentage of consolidated assets	20%		19%
Level 3 assets as a percentage of total assets at fair value		12%		13%
Level 3 assets as a percentage of consolidated assets		2%		2%
Total liabilities	$4,818	$433	$4,892	$495
Total liabilities at fair value as a percentage of consolidated liabilities	2%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		9%		10%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed securities in the securities available for sale portfolio, equity investments and mortgage servicing rights. For further information on fair value, see Note 6 Fair Value in the Notes To the Consolidated Financial Statements in Item 8 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K 71

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain the ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolios and on these unfunded credit facilities as of the balance sheet date. Our determination of the allowances is based on periodic evaluations of the loan and lease portfolios and unfunded credit facilities and other relevant factors. These critical estimates include significant use of our own historical data and complex methods to interpret them. We have an ongoing process to evaluate and enhance the quality, quantity and timeliness of our data and interpretation methods used in the determination of these allowances. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change, and include, among others:

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
•

Note 1 Accounting Policies and Note 4 Allowances for Loan and Lease Losses in the Notes To Consolidated Financial Statements and Allocation of Allowance for Loan and Lease Losses in the Statistical Information (Unaudited) section of Item 8 of this Report.

Goodwill

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Most of our goodwill relates to value inherent in the Retail Banking and Corporate & Institutional Banking businesses.

The value of goodwill is supported by earnings, which is driven by our invested assets and transaction volume and, for certain businesses, the market value of assets under administration or for which processing services are provided. Lower earnings and realized profitability resulting from a lack of growth or our inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could result in a current period charge to earnings. At least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date, management reviews the current operating environment and strategic direction of each reporting unit taking into consideration any events or changes in circumstances that may have an effect on the unit. For this review, inputs are generated and used in calculating the fair value of the reporting unit, which is compared to its carrying amount (“Step 1” of the goodwill impairment test) as further discussed below. The fair values of our reporting units are determined using a discounted cash flow valuation model with assumptions based upon market comparables. Additionally, we may also evaluate certain financial metrics that are indicative of fair value, including market quotes, price to earnings ratios and recent acquisitions involving other financial institutions. A reporting unit is defined as an operating segment or one level below an operating segment. If the fair value of the reporting unit is less than its carrying amount, the reporting unit’s goodwill would be evaluated for impairment. In this circumstance, the implied fair value of reporting unit goodwill, which is determined as if the reporting unit had been acquired in a business combination, would be compared to the carrying amount of that goodwill (“Step 2” of the goodwill impairment test). If the carrying amount of goodwill exceeds the implied fair value of goodwill, the difference is recognized as an impairment loss.

The results of our annual 2016 impairment test indicated that the estimated fair values of our reporting units with goodwill exceeded their carrying values by at least 10% and are not considered to be at risk of not passing Step 1. By definition, assumptions utilized in estimating the fair value of a reporting unit are judgmental and inherently uncertain, but absent a significant change in economic conditions of a reporting unit, we would not expect the fair values of these reporting units to decrease below their respective carrying values. Similarly, there were no impairment charges related to goodwill in 2015 or 2014.

See Note 7 Goodwill and Mortgage Servicing Rights in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

72 The PNC Financial Services Group, Inc. – Form 10-K

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

We employ risk management strategies designed to protect the value of MSRs from changes in interest rates and related market factors. The values of the residential and commercial MSRs are economically hedged with securities and derivatives, including interest-rate swaps, options, and forward mortgage-backed and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value negatively correlated to the change in fair value of the hedged MSR portfolios. The hedge relationships are actively managed in response to changing market conditions over the life of the MSRs. Selecting appropriate financial instruments to economically hedge residential or commercial MSRs requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be less predictable in the short term, but over longer periods of time are expected to protect the economic value of the MSRs.

The following sections of this Report provide further information on residential and commercial MSRs:

•	Note 6 Fair Value included in the Notes To Consolidated Financial Statements in Item 8 of this Report.
•	Note 7 Goodwill and Mortgage Servicing Rights included in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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

Recently Issued Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue to depict the satisfaction of a performance obligation by transfer of promised goods or services to customers. The ASU also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB issued guidance deferring the mandatory effective date of ASU 2014-09 for one year, to annual reporting periods beginning after December 15, 2017. During 2016, the FASB also issued four separate ASUs which amend the original standard to clarify guidance regarding principal versus agent considerations, identifying performance obligations and licensing, certain narrow-scope amendments which address the presentation of sales tax, noncash consideration, contract modifications at transition and assessing collectability and other minor technical corrections and improvements.

The requirements within ASU 2014-09 and its subsequent amendments should be applied retrospectively to each prior period presented (with several practical expedients for certain completed contracts) or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application (i.e., modified retrospective application). We plan to adopt the ASU consistent with the deferred mandatory effective date using the modified retrospective approach. Based on our evaluation to date, we do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or our consolidated financial position. We expect that the most significant impact related to the standard’s expanded disclosure requirements will be the disaggregation of revenue.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial

The PNC Financial Services Group, Inc. – Form 10-K 73

instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with any changes in fair value recognized in net income. The ASU also simplifies the impairment assessment of equity investments for which fair value is not readily determinable. Additionally, the ASU changes the presentation of certain fair value changes for financial liabilities measured at fair value, and amends certain disclosure requirements relating to the fair value of financial instruments. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied using a modified retrospective approach through a cumulative-effect adjustment to the balance sheet, except for the amendment related to equity securities without readily determinable fair values, which should be applied prospectively. We plan to adopt all provisions consistent with the effective date and are currently evaluating the impact of this ASU on our results of operations and financial position. However, we expect the standard will most significantly impact equity investments that are currently accounted for under the cost method which will likely have a positive impact on income when transitioned to fair value measurement.

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

Enhanced credit quality disclosures will be required including disaggregation of credit quality indicators by vintage. The development of an expected credit loss methodology and new disclosures will require significant data collection, building or enhancing loss models, and process re-development prior to adoption. The ASU is effective for us for the first quarter of 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We have established a company-wide, cross-functional governance structure. We have also begun assessing the required changes to our credit loss estimation methodologies and systems, as well as additional data and resource requirements to be able to comply with the standard. We continue to assess the impact of the standard; however, we expect the guidance will result in an increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. The magnitude of the increase in our allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date.

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

74 The PNC Financial Services Group, Inc. – Form 10-K

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve entities that are not consolidated or otherwise reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Item 7, and
•	Note 2 Loan Sale and Servicing Activities and Variable Interest Entities,
•	Note 10 Borrowed Funds,
•	Note 15 Equity, and
•	Note 20 Commitments, all of which are in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

We consolidate variable interest entities (VIEs) when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

A summary of VIEs, including those that we have consolidated and those in which we hold variable interests but have not consolidated into our financial statements, as of December 31, 2016 and December 31, 2015 is included in Note 2 in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

Trust Preferred Securities and REIT Preferred Securities

See Note 10 Borrowed Funds, Note 15 Equity and Note 23 Subsequent Events in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on trust preferred securities issued by PNC Capital Trust C and REIT preferred securities issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II including information on contractual limitations potentially imposed on payments (including dividends) with respect to PNC and PNC Bank’s equity capital securities.

GLOSSARY OF TERMS

Adjusted average total assets – Primarily consisted of total average quarterly (or annual) assets plus/less unrealized losses (gains) on investment securities, less goodwill and certain other intangible assets (net of eligible deferred taxes).

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

Basel III Tier 1 capital – Common equity Tier 1 capital plus preferred stock, plus certain trust preferred capital securities, plus certain noncontrolling interests that are held by others and plus/less other adjustments.

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

Common shareholders’ equity – Total shareholders’ equity less the liquidation value of preferred stock.

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

The PNC Financial Services Group, Inc. – Form 10-K 75

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

LIBOR – Acronym for London InterBank Offered Rate. LIBOR is the average interest rate charged when banks in the London wholesale money market (or interbank market) borrow unsecured funds from each other. LIBOR rates are used as a benchmark for interest rates on a global basis. Our product set includes loans priced using LIBOR as a benchmark.

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

76 The PNC Financial Services Group, Inc. – Form 10-K

Nonperforming assets – Nonperforming assets include nonperforming loans and OREO, foreclosed and other assets, but exclude certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest, loans held for sale, loans accounted for under the fair value option and purchased impaired loans. We do not accrue interest income on assets classified as nonperforming.

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

Other real estate owned (OREO), foreclosed and other assets –Assets taken in settlement of troubled loans primarily through deed-in-lieu of foreclosure or foreclosure. Foreclosed and other assets include real and personal property, equity interests in corporations, partnerships, and limited liability companies. Excludes certain assets that have a government guarantee which are classified as other receivables.

Probability of default (PD) – An internal risk rating that indicates the likelihood that a credit obligor will enter into default status.

Recovery – Cash proceeds received on a loan that we had previously charged off. We credit the amount received to the allowance for loan and lease losses.

Risk – The potential that an event or series of events could occur that would threaten our ability to achieve our strategic objectives, thereby negatively affecting shareholder value or reputation.

Risk appetite – A dynamic, forward-looking view on the aggregate amount of risk we are willing and able to take in executing business strategy in light of the current business environment.

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

Taxable-equivalent interest income – The interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of yields and margins for all interest-earning assets, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement.

Transitional Basel III common equity – Common equity calculated under Basel III using phased-in definitions and deductions applicable to us during the related presentation period.

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

The PNC Financial Services Group, Inc. – Form 10-K 77

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting us and our future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “look,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.

Forward-looking statements speak only as of the date made. We do not assume any duty and do not undertake to update forward-looking statements. Actual results or future events could differ, possibly materially, from those anticipated in forward-looking statements, as well as from historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties.

•	Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:
–	Changes in interest rates and valuations in debt, equity and other financial markets.
–	Disruptions in the U.S. and global financial markets.
–	Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.
–	Changes in law and policy accompanying the new presidential administration and uncertainty or speculation pending the enactment of such changes.
–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.
–	Slowing or reversal of the current U.S. economic expansion.
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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting. These statements are based on our current view that the U.S. economy and the labor market will grow moderately in 2017, boosted by stable oil/energy prices, improving consumer spending and housing activity, and expanded federal fiscal policy stimulus as a result of the 2016 elections. Short-term interest rates and bond yields are expected to continue rising in 2017, along with inflation. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

•

Our ability to take certain capital actions, including paying dividends and any plans to increase common stock dividends, repurchase common stock under current or future programs, or issue or redeem preferred stock or other regulatory capital instruments, is subject to the review of such proposed actions by the Federal Reserve Board as part of our comprehensive capital plan for the applicable period in connection with the Federal Reserve Board’s Comprehensive Capital Analysis and Review (CCAR) process and to the acceptance of such capital plan and non-objection to such capital actions by the Federal Reserve Board.

•

Our regulatory capital ratios in the future will depend on, among other things, the company’s financial performance, the scope and terms of final capital regulations then in effect (particularly those implementing the international regulatory capital framework developed by the Basel Committee on Banking Supervision (Basel Committee), the international body responsible for developing global regulatory standards for banking organizations for consideration and adoption by national jurisdictions), and management actions affecting the composition of our balance sheet. In addition, our ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory approval of related models.

•

Legal and regulatory developments could have an impact on our ability to operate our businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition

78 The PNC Financial Services Group, Inc. – Form 10-K

opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:
–

Changes resulting from legislative and regulatory reforms, including changes affecting oversight of the financial services industry, consumer protection, tax, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.

–	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act and initiatives of the Basel Committee.
–

Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. These matters may result in monetary judgments or settlements or other remedies, including fines, penalties, restitution or alterations in our business practices, and in additional expenses and collateral costs, and may cause reputational harm to us.

–	Results of the regulatory examination and supervision process, including our failure to satisfy requirements of agreements with governmental agencies.
–	Impact on business and operating results of any costs associated with obtaining rights in intellectual property claimed by others and of adequacy of our intellectual property protection in general.
•

Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of systems and controls, third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital and liquidity standards.

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

•

Business and operating results can also be affected by widespread natural and other disasters, pandemics, dislocations, terrorist activities, system failures, security breaches, cyberattacks or international hostilities through impacts on the economy and financial markets generally or on us or our counterparties specifically.

We provide greater detail regarding these as well as other factors in this Report, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in this Report. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the Risk Management section of Item 7 and in Note 1 Accounting Policies, Note 6 Fair Value, and Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K 79

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in equity, and of cash flows present fairly, in all material respects, the financial position of The PNC Financial Services Group, Inc. and its subsidiaries (the “Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 28, 2017

80 The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2016	2015	2014
Interest Income
Loans	$7,414	$7,203	$7,427
Investment securities	1,826	1,679	1,624
Other	412	441	380
Total interest income	9,652	9,323	9,431
Interest Expense
Deposits	430	403	325
Borrowed funds	831	642	581
Total interest expense	1,261	1,045	906
Net interest income	8,391	8,278	8,525
Noninterest Income
Asset management	1,521	1,567	1,513
Consumer services	1,388	1,335	1,254
Corporate services	1,504	1,491	1,415
Residential mortgage	567	566	618
Service charges on deposits	667	651	662
Other	1,124	1,337	1,388
Total noninterest income	6,771	6,947	6,850
Total revenue	15,162	15,225	15,375
Provision For Credit Losses	433	255	273
Noninterest Expense
Personnel	4,841	4,831	4,611
Occupancy	861	842	833
Equipment	974	925	859
Marketing	247	249	253
Other	2,553	2,616	2,932
Total noninterest expense	9,476	9,463	9,488
Income before income taxes and noncontrolling interests	5,253	5,507	5,614
Income taxes	1,268	1,364	1,407
Net income	3,985	4,143	4,207
Less: Net income attributable to noncontrolling interests	82	37	23
Preferred stock dividends	209	220	232
Preferred stock discount accretion and redemptions	6	5	5
Net income attributable to common shareholders	$3,688	$3,881	$3,947
Earnings Per Common Share
Basic	$7.42	$7.52	$7.44
Diluted	$7.30	$7.39	$7.30
Average Common Shares Outstanding
Basic	494	514	529
Diluted	500	521	537

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K 81

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2016	2015	2014
Net income	$3,985	$4,143	$4,207
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	(369)	(569)	375
Net unrealized gains (losses) on OTTI securities	63	(13)	79
Net unrealized gains (losses) on cash flow hedge derivatives	(153)	127	168
Pension and other postretirement benefit plan adjustments	1	(54)	(446)
Other	(59)	(42)	(39)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(517)	(551)	137
Income tax benefit (expense) related to items of other comprehensive income	122	178	(70)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(395)	(373)	67
Comprehensive income	3,590	3,770	4,274
Less: Comprehensive income attributable to noncontrolling interests	82	37	23
Comprehensive income attributable to PNC	$3,508	$3,733	$4,251

See accompanying Notes To Consolidated Financial Statements.

82 The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

In millions, except par value	December 31 2016	December 31 2015
Assets
Cash and due from banks	$4,879	$4,065
Interest-earning deposits with banks	25,711	30,546
Loans held for sale (a)	2,504	1,540
Investment securities – available for sale	60,104	55,760
Investment securities – held to maturity	15,843	14,768
Loans (a)	210,833	206,696
Allowance for loan and lease losses	(2,589)	(2,727)
Net loans	208,244	203,969
Equity investments	10,728	10,587
Mortgage servicing rights	1,758	1,589
Goodwill	9,103	9,103
Other (a)	27,506	26,566
Total assets	$366,380	$358,493
Liabilities
Deposits
Noninterest-bearing	$80,230	$79,435
Interest-bearing	176,934	169,567
Total deposits	257,164	249,002
Borrowed funds
Federal Home Loan Bank borrowings	17,549	20,108
Bank notes and senior debt	22,972	21,298
Subordinated debt	8,009	8,556
Other (b)	4,176	4,570
Total borrowed funds	52,706	54,532
Allowance for unfunded loan commitments and letters of credit	301	261
Accrued expenses and other liabilities	9,355	8,718
Total liabilities	319,526	312,513
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,709	2,708
Capital surplus	16,651	16,197
Retained earnings	31,670	29,043
Accumulated other comprehensive income (loss)	(265)	130
Common stock held in treasury at cost: 57 and 38 shares	(5,066)	(3,368)
Total shareholders’ equity	45,699	44,710
Noncontrolling interests	1,155	1,270
Total equity	46,854	45,980
Total liabilities and equity	$366,380	$358,493
(a)	Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $2.4 billion, Loans of $.9 billion, and Other assets of $.5 billion at December 31, 2016 and Loans held for sale of $1.5 billion, Loans of $.9 billion, and Other assets of $.7 billion at December 31, 2015.
(b)	Our consolidated liabilities included Other borrowed funds of $.1 billion at both December 31, 2016 and December 31, 2015, for which we have elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K 83

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 1, 2014 (a)	533	$2,698	$3,941	$12,416	$23,253	$436	$(408)	$1,703	$44,039
Net income					4,184			23	4,207
Other comprehensive income, net of tax						67			67
Cash dividends declared
Common					(1,000)				(1,000)
Preferred					(232)				(232)
Preferred stock discount accretion			5		(5)
Common stock activity	1	7		81					88
Treasury stock activity	(11)			14			(1,022)		(1,008)
Other				116				(203)	(87)
Balance at December 31, 2014 (a)	523	$2,705	$3,946	$12,627	$26,200	$503	$(1,430)	$1,523	$46,074
Net income					4,106			37	4,143
Other comprehensive income (loss), net of tax						(373)			(373)
Cash dividends declared
Common					(1,038)				(1,038)
Preferred					(219)				(219)
Preferred stock discount accretion			6		(6)
Preferred stock redemption – Series K (b)			(500)						(500)
Common stock activity	1	3		46					49
Treasury stock activity	(20)			(56)			(1,938)		(1,994)
Other				128				(290)	(162)
Balance at December 31, 2015 (a)	504	$2,708	$3,452	$12,745	$29,043	$130	$(3,368)	$1,270	$45,980
Net income					3,903			82	3,985
Other comprehensive income (loss), net of tax						(395)			(395)
Cash dividends declared
Common					(1,061)				(1,061)
Preferred					(209)				(209)
Preferred stock discount accretion			6		(6)
Preferred stock issuance – Series S (c)			519						519
Common stock activity		1		18					19
Treasury stock activity	(19)			(131)			(1,698)		(1,829)
Other				42				(197)	(155)
Balance at December 31, 2016 (a)	485	$2,709	$3,977	$12,674	$31,670	$(265)	$(5,066)	$1,155	$46,854
(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(b)	On May 4, 2015, we redeemed all 50,000 shares of our Series K preferred stock, as well as all 500,000 Depositary Shares representing fractional interests in such shares, resulting in net outflow of $500 million.
(c)	On November 1, 2016, PNC issued 5,250 shares of Series S preferred stock with a $1 par value.

See accompanying Notes To Consolidated Financial Statements.

84 The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2016	2015	2014
Operating Activities
Net income	$3,985	$4,143	$4,207
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	433	255	273
Depreciation and amortization	1,193	1,088	988
Deferred income taxes	326	404	255
Changes in fair value of mortgage servicing rights	179	274	514
Gain on sales of Visa Class B common shares	(126)	(169)	(209)
Undistributed earnings of BlackRock	(361)	(407)	(441)
Net change in
Trading securities and other short-term investments	(1,167)	203	757
Loans held for sale	(935)	393	(405)
Other assets	(644)	1,568	(8)
Accrued expenses and other liabilities	652	(1,788)	169
Other	100	(439)	(515)
Net cash provided (used) by operating activities	3,635	5,525	5,585
Investing Activities
Sales
Securities available for sale	3,456	6,723	4,432
Loans	1,897	2,040	2,870
Repayments/maturities
Securities available for sale	11,061	7,920	6,915
Securities held to maturity	3,209	2,032	1,987
Purchases
Securities available for sale	(19,495)	(26,367)	(7,989)
Securities held to maturity	(4,305)	(4,896)	(500)
Loans	(1,334)	(748)	(750)
Net change in
Federal funds sold and resale agreements	126	481	131
Interest-earning deposits with banks	4,835	1,233	(19,643)
Loans	(5,940)	(3,972)	(12,147)
Other	(952)	(706)	(199)
Net cash provided (used) by investing activities	(7,442)	(16,260)	(24,893)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 85

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

	Year ended December 31
In millions	2016	2015	2014
Financing Activities
Net change in
Noninterest-bearing deposits	$1,212	$5,765	$3,182
Interest-bearing deposits	7,367	10,812	8,130
Federal funds purchased and repurchase agreements	18	(1,733)	(778)
Other borrowed funds	272	(9)	109
Sales/issuances
Federal Home Loan Bank borrowings	1,000	2,250	15,685
Bank notes and senior debt	5,601	8,173	6,184
Subordinated debt			745
Commercial paper		1,394	8,797
Other borrowed funds	165	694	505
Preferred stock	519
Common and treasury stock	151	139	252
Repayments/maturities
Federal Home Loan Bank borrowings	(3,559)	(2,147)	(8,592)
Bank notes and senior debt	(3,750)	(2,624)	(3,089)
Subordinated debt	(488)	(524)	57
Commercial paper	(14)	(6,219)	(8,687)
Other borrowed funds	(541)	(1,622)	(467)
Preferred stock redemption		(500)
Acquisition of treasury stock	(2,062)	(2,152)	(1,176)
Preferred stock cash dividends paid	(209)	(219)	(232)
Common stock cash dividends paid	(1,061)	(1,038)	(1,000)
Net cash provided (used) by financing activities	4,621	10,440	19,625
Net Increase (Decrease) In Cash And Due From Banks	814	(295)	317
Cash and due from banks at beginning of period	4,065	4,360	4,043
Cash and due from banks at end of period	$4,879	$4,065	$4,360
Supplemental Disclosures
Interest paid	$1,317	$1,005	$863
Income taxes paid	$658	$919	$1,102
Income taxes refunded	$111	$286	$12
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$606	$285	$724
Transfer from loans to foreclosed assets	$281	$435	$604

See accompanying Notes To Consolidated Financial Statements.

86 The PNC Financial Services Group, Inc. – Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS

The PNC Financial Services Group, Inc. (PNC) is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

We have businesses engaged in retail banking, corporate and institutional banking, asset management, and residential mortgage banking, providing many of our products and services nationally. Our primary geographic markets are located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Florida, North Carolina, Kentucky, Washington, D.C., Delaware, Virginia, Georgia, Alabama, Missouri, Wisconsin and South Carolina. We also provide certain products and services internationally.

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

Use of Estimates

We prepared these consolidated financial statements using financial information available at the time of preparation, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to our fair value measurements and allowances for loan and lease losses and unfunded loan commitments and letters of credit. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

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

A variable interest entity (VIE) is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets generally that either:

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

VIEs are assessed for consolidation under ASC 810 –Consolidation when we hold a variable interest in these entities. We consolidate a VIE if we are its primary beneficiary. The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Upon consolidation of a VIE, we recognize all of the VIE’s assets,

The PNC Financial Services Group, Inc. – Form 10-K 87

liabilities and noncontrolling interests on our Consolidated Balance Sheet. On a quarterly basis, we determine whether any changes occurred requiring a reassessment of whether we are the primary beneficiary of an entity.

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

Our Asset management noninterest income includes asset management fees, which are generally based on a percentage of the fair value of the assets under management. Additionally, it includes our share of the earnings of BlackRock recognized under the equity method of accounting.

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

Debt Securities

Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity and carry them at amortized cost if we have the positive intent and ability to hold the securities to maturity. Debt securities that we purchase for certain risk management activities or customer-related trading activities are carried at fair value and classified as trading securities and are reported in the Other assets line item on our Consolidated Balance Sheet. Realized and unrealized gains and losses on trading securities are included in Other noninterest income.

Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at fair value with unrealized gains and losses, net of income taxes, reflected in Accumulated other comprehensive income (loss).

88 The PNC Financial Services Group, Inc. – Form 10-K

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for other than temporary impairment (OTTI). An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments and hedging gains and losses. After an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary. Declines in the fair value of available for sale and held to maturity debt securities that are deemed other-than-temporary and are attributable to credit deterioration are recognized in Other noninterest income on our Consolidated Income Statement in the period in which the determination is made. Declines in fair value which are deemed other-than-temporary and attributable to factors other than credit deterioration are recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet.

We include all interest on debt securities, including amortization of premiums and accretion of discounts on investment securities, in net interest income using the constant effective yield method calculated over the estimated lives of the securities taking into account anticipated prepayments. Effective yields reflect either the effective interest rate implicit in the security at the date of acquisition or the effective interest rate determined based on improved cash flows subsequent to impairment. We compute gains and losses realized on the sale of available for sale debt securities on a specific security basis. These securities gains/(losses) are included in Other noninterest income on the Consolidated Income Statement.

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

Equity Securities and Partnership Interests

We account for equity securities and equity investments other than BlackRock and private equity investments under one of the following methods:

•

Marketable equity securities are recorded on a trade-date basis and are accounted for based on the securities’ quoted market prices from a national securities exchange. Those purchased with the intention of selling in the near term are classified as trading and included in Other assets on our Consolidated Balance Sheet. Both realized and unrealized gains and losses on trading securities are included in Noninterest income. Marketable equity securities not classified as trading are designated as securities available for sale with unrealized gains and losses, net of income taxes, reflected in Accumulated other comprehensive income (loss). Any unrealized losses that we have determined to be other-than-temporary on securities classified as available for sale are recognized in current period earnings.

•

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, we use either the equity method or the cost method of accounting. We use the equity method for general and limited partner ownership interests and limited liability companies in which we are considered to have significant influence over the operations of the investee. Under the equity method, we record our equity ownership share of net income or loss of the investee in Noninterest income and any dividends received on equity method investments are recorded as a reduction to the investment balance. We use the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends received are considered a return on investment. If the decline is determined to be other-than-temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in Noninterest income. Distributions received from the income of an investee on cost method investments are included in Noninterest income. Investments described above are included in Equity investments on our Consolidated Balance Sheet.

Private Equity Investments

We report private equity investments, which include direct investments in companies, affiliated partnership interests and indirect investments in private equity funds, at estimated fair value. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. Fair values of publicly traded direct investments are determined using quoted market prices and are subject to various discount factors for lack of marketability, when appropriate. The valuation procedures applied to direct investments and indirect investments are detailed in Note 6 Fair Value. We include all private equity investments within Equity investments on our Consolidated Balance Sheet. Changes in fair value of private equity investments are recognized in Noninterest income.

We consolidate affiliated partnerships when we are the general partner and have determined that we have control of the partnership or are the primary beneficiary if the entity is a VIE. The portion we do not own is reflected in Noncontrolling interests on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-K 89

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

Except as described below, loans held for investment are stated at the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Interest on performing loans (excluding interest on purchased impaired loans, which is further discussed below) is accrued based on the principal amount outstanding and recorded in Interest income as earned using the constant effective yield method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into Net interest income using the constant effective yield method, over the contractual life of the loan.

In addition to originating loans, we also acquire loans through portfolio purchases or acquisitions of other financial services companies. For certain acquired loans that have experienced a deterioration of credit quality, we follow the guidance contained in ASC 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under this guidance, acquired purchased impaired loans are to be recorded at fair value without the carryover of any existing valuation allowances. When evidence of credit quality deterioration and evidence that it is probable that we will be unable to collect all contractual amounts due exist, we consider the loans to be purchased credit impaired and we estimate the amount and timing of undiscounted expected cash flows at acquisition for each loan either individually or on a pool basis. The excess of undiscounted cash flows expected to be collected on a purchased impaired loan (or pool of loans) over its carrying value represents the accretable yield which is recognized into interest income over the remaining life of the loan (or pool of loans) using the constant effective yield method. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the ALLL. Subsequent increases in expected cash flows are recognized as a provision recapture of previously recorded ALLL or prospectively through an adjustment of the loan’s or pool’s yield over its remaining life.

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

Leases

We provide financing for various types of equipment, including aircraft, energy and power systems, and vehicles through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased equipment, less unearned income. Leveraged leases, a form of financing lease, are carried net of nonrecourse debt. We recognize income over the term of the lease using the constant effective yield method. Lease residual values are reviewed for impairment at least annually. Gains or losses on the sale of leased assets are included in Other noninterest income while valuation adjustments on lease residuals are included in Other noninterest expense.

Loan Sales, Loan Securitizations and Retained Interests

We recognize the sale of loans or other financial assets when the transferred assets are legally isolated from our creditors and the appropriate accounting criteria are met. We have sold mortgage, credit card and other loans through securitization transactions. In a securitization, financial assets are transferred into trusts or to SPEs in transactions to effectively legally isolate the assets from us.

ASC 860 – Transfers and Servicing requires a true sale legal analysis to address several relevant factors, such as the nature and level of recourse to the transferor, and the amount and nature of retained interests in the loans sold to support whether the transferred loans would be legally isolated from

90 The PNC Financial Services Group, Inc. – Form 10-K

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

Nonperforming Loans and Leases

The matrix below summarizes our policies for classifying certain loans as nonperforming loans and/or discontinuing the accrual of loan interest income.

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

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 91

(continued from previous page)

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

–      Notification of bankruptcy has been received within the last 60 days;

–      The bank holds a subordinate lien position in the loan and the first lien mortgage loan is seriously stressed (i.e., 90 days or more past due);

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

Additionally, in general, for smaller commercial loans of $1 million or less, a partial or full charge-off occurs at 120 days past due for term loans and 180 days past due for revolvers. Certain small business credit card balances that are placed on nonaccrual status when they become 90 days or more past due are charged-off at 180 days past due.

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

•	The loan is modified or otherwise restructured in a manner that results in the loan becoming collateral dependent;

•	Notification of bankruptcy has been received within the last 60 days;

•	The borrower has been discharged from personal liability through Chapter 7 bankruptcy and has not formally reaffirmed his or her loan obligation to us; or

•	The collateral securing the loan has been repossessed and the value of the collateral is less than the recorded investment of the loan outstanding.

92 The PNC Financial Services Group, Inc. – Form 10-K

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

If payment is received on a nonaccrual loan, generally the payment is first applied to the recorded investment; payments are then applied to recover any charged-off amounts related to the loan. Finally, if both recorded investment and any charge-offs have been recovered, then the payment will be recorded as fee and interest income. For certain consumer loans, the receipt of interest payments is recognized as interest income on a cash basis. Cash basis income recognition is applied if a loan’s recorded investment is deemed fully collectible and the loan has performed for at least six months.

For TDRs, payments are applied based upon their contractual terms unless the related loan is deemed non-performing. TDRs are generally included in nonperforming and nonaccrual loans. However, after a reasonable period of time in which the loan performs under restructured terms and meets other performance indicators, it is returned to performing/accruing status. This return to performing/accruing status demonstrates that the bank expects to collect all of the loan’s remaining contractual principal and interest. TDRs resulting from 1) borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and 2) borrowers that are not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

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

See Note 3 Asset Quality and Note 4 Allowances for Loan and Lease Losses in this Report for additional TDR information.

Foreclosed assets consist of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned comprises principally commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. After obtaining a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we are awarded title or completion of deed-in-lieu of foreclosure, we transfer the loan to foreclosed assets included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is initially recorded at estimated fair value less cost to sell. Based upon the estimated fair value less cost to sell, the recorded investment of the loan is adjusted and, typically, a charge-off/recovery is recognized to the Allowance for Loan and Lease Losses (ALLL). We estimate fair values primarily based on appraisals, or sales agreements with third parties. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or estimated fair value less cost to sell. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in Other noninterest expense.

For certain mortgage loans that have a government guarantee, we establish a separate other receivable upon foreclosure. The receivable is measured based on the loan balance (inclusive of principal and interest) that is expected to be recovered from the guarantor.

Allowance for Loan and Lease Losses

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolios as of the balance sheet date. Our determination of the allowance is based on periodic evaluations of these loan and lease portfolios and other relevant factors. This critical estimate includes significant use of our own historical data and complex methods to interpret this data. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change, and include, among others:

•	Probability of default (PD),

•	Loss given default (LGD),

•	Outstanding balance of the loan,

•	Movement through delinquency stages,

•	Amounts and timing of expected future cash flows,

•	Value of collateral, which may be obtained from third parties, and

•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

The PNC Financial Services Group, Inc. – Form 10-K 93

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

See Note 4 Allowances for Loan and Lease Losses for additional detail on our ALLL.

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

•

Consumer nonperforming loans are collectively reserved for unless classified as consumer TDRs. For consumer TDRs, specific reserves are determined through an analysis of the present value of the loan’s expected future cash flows, except for those instances where loans have been deemed collateral dependent, including loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us. Once that determination has been made, those TDRs are charged down to the fair value of the collateral less costs to sell at each period end.

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

Allowance for Purchased Impaired Loans

ALLL for purchased impaired loans is determined in accordance with ASC 310-30 by comparing the net present value of management’s best estimate of cash flows expected to be collected over the life of the loan (or pool of loans) to the recorded investment for a given loan (or pool of loans). In cases where the net present value of expected cash flows is lower than the recorded investment, ALLL is established.

Allowance for Unfunded Loan Commitments and Letters of Credit

We maintain the allowance for unfunded loan commitments and letters of credit at a level we believe is appropriate to absorb estimated probable credit losses incurred on these

94 The PNC Financial Services Group, Inc. – Form 10-K

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

Mortgage Servicing Rights

We provide servicing under various loan servicing contracts for commercial and residential loans. These contracts are either purchased in the open market or retained as part of a loan securitization or loan sale. All newly acquired or originated servicing rights are initially measured at fair value. Fair value is based on the present value of the expected future net cash flows, including assumptions as to:

•	Deposit balances and interest rates for escrow and commercial reserve earnings,

•	Discount rates,

•	Estimated prepayment speeds, and

•	Estimated servicing costs.

We measure commercial and residential MSRs at fair value in order to reduce any potential measurement mismatch between our economic hedges and the MSRs. We manage the risk by hedging the fair value of the MSR with derivatives and securities which are expected to increase in value when the value of the servicing right declines. Changes in the fair value of MSRs are recognized as gains/(losses). The fair value of these servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

Fair Value of Financial Instruments

The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts and financial assets and liabilities for which fair value was elected are detailed in Note 6 Fair Value.

Goodwill

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

Other Comprehensive Income

Other comprehensive income, on an after-tax basis, primarily consists of unrealized gains or losses, excluding OTTI attributable to credit deterioration, on investment securities classified as available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and changes in pension and other postretirement benefit plan liability adjustments. Details of each component are included in Note 16 Other Comprehensive Income.

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

The PNC Financial Services Group, Inc. – Form 10-K 95

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

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the effective portions of the gain or loss on derivatives are reported as a component of Accumulated other comprehensive income (loss) and subsequently reclassified to income in the same period or periods during which the hedged transaction affects earnings. The change in fair value attributable to the ineffective portion of the hedging instrument is recognized immediately in Interest income.

For derivatives designated as a hedge of net investment in a foreign operation, the effective portions of the gain or loss on the derivatives are reported as a component of Accumulated other comprehensive income (loss). The change in fair value attributable to the ineffective portion of the hedging instrument is recognized immediately in Noninterest income.

We discontinue hedge accounting when it is determined that the derivative no longer qualifies as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or, for a cash flow hedge, it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period. If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value. For a discontinued cash flow hedge the amount reported in Accumulated other comprehensive income (loss) up to the date of sale, termination or de-designation continues to be reported in Accumulated other comprehensive income (loss) until the forecasted transaction affects earnings.

For a cash flow hedge that is discontinued because it is no longer probable that a forecasted transaction will occur, the gains and losses in Accumulated other comprehensive income (loss) will be recognized immediately into earnings. We did not terminate any cash flow hedges in 2016, 2015 or 2014 due to a determination that a forecasted transaction was no longer probable of occurring.

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

We have elected, on an instrument-by-instrument basis, fair value measurement for certain financial instruments with embedded derivatives.

96 The PNC Financial Services Group, Inc. – Form 10-K

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

Earnings Per Common Share

Basic earnings per common share is calculated using the two-class method to determine income attributable to common shareholders. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under the two-class method. Distributed dividends and dividend equivalents related to participating securities and an allocation of undistributed net income to participating securities reduce the amount of income attributable to common shareholders. Income attributable to common shareholders is then divided by the weighted-average common shares outstanding for the period.

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

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for several aspects of share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes which impacted us included a requirement that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized within income tax expense line instead of Capital surplus – common stock and other. This change also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted earnings per share. We are required to apply these changes on a prospective basis. Additionally, the ASU no longer requires a presentation of excess tax benefits and deficiencies related to the vesting and exercise of share-based compensation as both an operating outflow and financing inflow on the statement of cash flows. This change was applied on a retrospective basis. We elected to early adopt this standard as of January 1, 2016. Adoption of this ASU did not have a material impact on our results of operations or financial position.

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

The PNC Financial Services Group, Inc. – Form 10-K 97

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

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where we retain the servicing, we recognize a servicing right at fair value. See Note 6 Fair Value and Note 7 Goodwill and Mortgage Servicing Rights for further discussion of our servicing rights.

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

The Agency and Non-agency mortgage-backed securities issued by the securitization SPEs that are purchased and held on our balance sheet are typically purchased in the secondary market. We do not retain any credit risk on our Agency mortgage-backed security positions as FNMA, FHLMC, and the U.S. Government (for GNMA) guarantee losses of principal and interest.

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

We recognize a liability for our loss exposure associated with contractual obligations to repurchase previously transferred loans due to possible breaches of representations and warranties and also for loss sharing arrangements (recourse obligations) with the Agencies. Other than providing temporary liquidity under servicing advances and our loss exposure associated with our repurchase and recourse obligations, we have not provided nor are we required to provide any type of credit support, guarantees, or commitments to the securitization SPEs or third-party investors in these transactions.

98 The PNC Financial Services Group, Inc. – Form 10-K

The following table provides cash flows associated with our loan sale and servicing activities:

Table 34: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
CASH FLOWS – Year ended December 31, 2016
Sales of loans (b)	$6,913	$3,810
Repurchases of previously transferred loans (c)	534
Servicing fees (d)	374	125
Servicing advances recovered/(funded), net	109	(14)
Cash flows on mortgage-backed securities held (e)	1,727	283
CASH FLOWS – Year ended December 31, 2015
Sales of loans (b)	$8,121	$4,398
Repurchases of previously transferred loans (c)	580
Servicing fees (d)	339	120
Servicing advances recovered/(funded), net	90	48
Cash flows on mortgage-backed securities held (e)	1,458	184
(a)	Represents cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	Gains/losses recognized on sales of loans were insignificant.
(c)	Includes residential mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option, and loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.
(d)	Includes contractually specified servicing fees, late charges and ancillary fees.
(e)	Represents cash flows on securities we hold issued by a securitization SPE in which we transferred to and/or services loans. The carrying values of such securities held were $6.9 billion in residential mortgage-backed securities and $.9 billion in commercial mortgage-backed securities at December 31, 2016 and $6.6 billion in residential mortgage-backed securities and $1.3 billion in commercial mortgage-backed securities at December 31, 2015.

Table 35 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at December 31, 2016.

Table 35: Principal Balance, Delinquent Loans, and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
December 31, 2016
Total principal balance	$66,081	$45,855
Delinquent loans (b)	$1,422	$941
December 31, 2015
Total principal balance	$72,898	$53,789
Delinquent loans (b)	$1,923	$1,057
Year ended December 31, 2016
Net charge-offs (c)	$97	$1,439
Year ended December 31, 2015
Net charge-offs (c)	$117	$595
(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.
(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(c)	Net charge-offs for Residential mortgages represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for commercial mortgage backed securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

Variable Interest Entities (VIEs)

We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. In the first quarter of 2016, we adopted ASU 2015-02 which modified the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities (VOEs). We have not provided additional financial support to these entities which we are not contractually required to provide. As a result of the adoption of ASU 2015-02, our consolidated VIEs were insignificant at December 31, 2016. Total assets of consolidated VIEs at December 31, 2015 were $1.9 billion which mainly comprised $1.3 billion of loans and $.4 billion of other assets. At December 31, 2015, total liabilities of consolidated VIEs were $.4 billion.

The PNC Financial Services Group, Inc. – Form 10-K 99

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 36 where we have determined that our continuing involvement is not significant. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 36. These loans are included as part of the asset quality disclosures that we make in Note 3 Asset Quality.

Table 36: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
December 31, 2016 (b)
Mortgage-Backed Securitizations (c)	$8,003	$8,003	(d)
Tax Credit Investments and Other	3,083	3,043	(e)	$823	(f)
Total	$11,086	$11,046		$823
December 31, 2015
Mortgage-Backed Securitizations (c)	$8,178	$8,178	(d)	$2
Tax Credit Investments and Other	2,551	2,622	(e)	836	(f)
Total	$10,729	$10,800		$838
(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable).
(b)	Amounts for December 31, 2016 reflect the first quarter 2016 adoption of ASU 2015-02.
(c)	Amounts reflect involvement with securitization SPEs where we transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Values disclosed in the PNC Risk of Loss column represent our maximum exposure to loss for those securities’ holdings.
(d)	Included in Trading securities, Investment securities, Other intangible assets and Other assets on our Consolidated Balance Sheet.
(e)	Included in Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(f)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

Mortgage-Backed Securitizations

In connection with each Agency and Non-agency residential and commercial mortgage-backed securitization discussed above, we evaluate each SPE utilized in these transactions for consolidation. In performing these assessments, we evaluate our level of continuing involvement in these transactions as the nature of our involvement ultimately determines whether or not we hold a variable interest and/or are the primary beneficiary of the SPE. Factors we consider in our consolidation assessment include the significance of (i) our role as servicer, (ii) our holdings of mortgage-backed securities issued by the securitization SPE, and (iii) the rights of third-party variable interest holders.

The first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold variable interests in Agency and Non-agency securitization SPEs through our holding of residential and commercial mortgage-backed securities issued by the SPEs and/or our recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity.

Details about the Agency and Non-agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in Table 36. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to our assets or general credit.

100 The PNC Financial Services Group, Inc. – Form 10-K

Tax Credit Investments and Other

For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus do not consolidate the entity. These investments are disclosed in Table 36. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment, partnership results, or amortization for qualifying low income housing tax credit investments when applicable. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2016, we had a liability for unfunded commitments of $.5 billion related to investments in qualified affordable housing projects which is reflected in Other liabilities on our Consolidated Balance Sheet.

Table 36 also includes our involvement in lease financing transactions with limited liability companies (LLCs) engaged in solar power generation that to a large extent provided returns in the form of tax credits. The outstanding financings and operating lease assets are reflected as Loans and Other assets, respectively, on our Consolidated Balance Sheet, whereas related liabilities are reported in Deposits and Other liabilities.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During 2016, we recognized $.2 billion of amortization, $.2 billion of tax credits, and $.1 billion of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes. The amounts for 2015 were $.2 billion, $.2 billion and $.1 billion, respectively.

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

Nonperforming assets include nonperforming loans and leases, OREO, foreclosed and other assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans as these loans are accounted for at fair value. However, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. Purchased impaired loans are excluded from nonperforming loans as we are currently accreting interest income over the expected life of the loans.

See Note 1 Accounting Policies for additional information on our loan related policies.

The PNC Financial Services Group, Inc. – Form 10-K 101

The following tables display the delinquency status of our loans and our nonperforming assets at December 31, 2016 and December 31, 2015, respectively.

Table 37: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d)
December 31, 2016
Commercial Lending
Commercial	$100,710	$81	$20	$39	$140		$496		$18	$101,364
Commercial real estate	28,769	5	2		7		143		91	29,010
Equipment lease financing	7,535	29	1		30		16			7,581
Total commercial lending	137,014	115	23	39	177		655		109	137,955
Consumer Lending
Home equity	27,820	64	30		94		914		1,121	29,949
Residential real estate	12,425	159	68	500	727	(b)	501	$219	1,726	15,598
Credit card	5,187	33	21	37	91		4			5,282
Other consumer
Automobile	12,257	51	12	5	68		55			12,380
Education and other	9,235	140	78	201	419	(b)	15			9,669
Total consumer lending	66,924	447	209	743	1,399		1,489	219	2,847	72,878
Total	$203,938	$562	$232	$782	$1,576		$2,144	$219	$2,956	$210,833
Percentage of total loans	96.73%	.27%	.11%	.37%	.75%		1.02%	.10%	1.40%	100.00%
December 31, 2015
Commercial Lending
Commercial	$98,075	$69	$32	$45	$146		$351		$36	$98,608
Commercial real estate	27,134	10	4		14		187		133	27,468
Equipment lease financing	7,440	19	2		21		7			7,468
Total commercial lending	132,649	98	38	45	181		545		169	133,544
Consumer Lending
Home equity	29,656	63	30		93		977		1,407	32,133
Residential real estate	10,918	142	65	566	773	(b)	549	$225	1,946	14,411
Credit card	4,779	28	19	33	80		3			4,862
Other consumer
Automobile	11,067	41	10	4	55		35			11,157
Education and other	10,114	139	86	233	458	(b)	17			10,589
Total consumer lending	66,534	413	210	836	1,459		1,581	225	3,353	73,152
Total	$199,183	$511	$248	$881	$1,640		$2,126	$225	$3,522	$206,696
Percentage of total loans	96.36%	.25%	.12%	.43%	.80%		1.03%	.11%	1.70%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $.6 billion and Education and other consumer loans totaling $.4 billion at both December 31, 2016 and December 31, 2015.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.3 billion and $1.4 billion at December 31, 2016 and December 31, 2015, respectively.

102 The PNC Financial Services Group, Inc. – Form 10-K

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

At December 31, 2016, we pledged $22.0 billion of commercial loans to the Federal Reserve Bank (FRB) and $60.8 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2015 were $20.2 billion and $56.4 billion, respectively.

Table 38: Nonperforming Assets

Dollars in millions	December 31 2016	December 31 2015
Nonperforming loans
Total commercial lending	$655	$545
Total consumer lending (a)	1,489	1,581
Total nonperforming loans (b)	2,144	2,126
OREO, foreclosed and other assets	230	299
Total nonperforming assets	$2,374	$2,425
Nonperforming loans to total loans	1.02%	1.03%
Nonperforming assets to total loans, OREO, foreclosed and other assets	1.12%	1.17%
Nonperforming assets to total assets	.65%	.68%
Interest on nonperforming loans
Computed on original terms	$111	$115
Recognized prior to nonperforming status	$21	$22
(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.4 billion and $.6 billion at December 31, 2016 and December 31, 2015, which included $.2 billion and $.3 billion, respectively, of loans that are government insured/guaranteed.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section within this Note.

Total nonperforming loans in Table 38 include TDRs of $1.1 billion at both December 31, 2016 and December 31, 2015. TDRs that are performing, including consumer credit card TDR loans, totaled $1.1 billion at December 31, 2016 and $1.2 billion at December 31, 2015, and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual status and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See the TDRs section of this Note 3 for more information on TDRs.

Additional Asset Quality Indicators

We have two overall portfolio segments – Commercial Lending and Consumer Lending. Each of these two segments comprises multiple loan classes. Classes are characterized by similarities in initial measurement, risk attributes and the manner in which we monitor and assess credit risk. The Commercial Lending segment is composed of the commercial, commercial real estate and equipment lease financing loan classes. The Consumer Lending segment is composed of the home equity, residential real estate, credit card and other consumer loan classes.

Commercial Lending Asset Classes

Commercial Loan Class

For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process on an ongoing basis. These ratings are reviewed and updated, generally at least once per year. Additionally, no less frequently than on an annual basis, we review PD rates related to each rating grade based upon internal historical data. These rates are updated as needed and augmented by market data as deemed necessary. For small balance homogeneous pools of commercial loans, mortgages and leases, we apply statistical modeling to assist in determining the probability of default within these pools. Further, on a periodic basis, we update our LGD estimates associated with each rating grade based upon historical data. The combination of the PD and LGD ratings assigned to commercial loans, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss at the reporting date. In general, loans with better PD and LGD

The PNC Financial Services Group, Inc. – Form 10-K 103

tend to have a lower likelihood of loss compared to loans with worse PD and LGD. The loss amount also considers an estimate of exposure at date of default, which we also periodically update based upon historical data.

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

Based upon the dollar amount of the lease and the level of credit risk, we follow a formal schedule of periodic review. Generally, this occurs quarterly, although we have established practices to review such credit risk more frequently if circumstances warrant. Our review process entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance.

Table 39: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (b)	Substandard (c)	Doubtful (d)	Total Loans
December 31, 2016
Commercial	$96,231	$1,612	$3,449	$72	$101,364
Commercial real estate	28,561	98	327	24	29,010
Equipment lease financing	7,395	89	91	6	7,581
Total commercial lending	$132,187	$1,799	$3,867	$102	$137,955
December 31, 2015
Commercial	$93,364	$2,029	$3,124	$91	$98,608
Commercial real estate	26,729	126	603	10	27,468
Equipment lease financing	7,230	87	150	1	7,468
Total commercial lending	$127,323	$2,242	$3,877	$102	$133,544
(a)	Loans are classified as “Pass”, “Special Mention”, “Substandard” and “Doubtful” based on the Regulatory Classification definitions. We use PDs and LGDs to rate commercial loans and apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in this table.
(b)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at the reporting date.
(c)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(d)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions, and values.

104 The PNC Financial Services Group, Inc. – Form 10-K

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

Delinquency/Delinquency Rates: We monitor trending of delinquency/delinquency rates for home equity and residential real estate loans. See Table 37 for additional information.

Nonperforming Loans: We monitor trending of nonperforming loans for home equity and residential real estate loans. See Table 37 for additional information.

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

Updated LTV is estimated using modeled property values. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. We generally utilize origination lien balances provided by a third-party, where applicable, which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of the calculations do not represent actual appraised loan level collateral or updated LTV based upon lien balances held by others, and as such, are necessarily imprecise and subject to change as we enhance our methodology.

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

The following table presents asset quality indicators for home equity and residential real estate balances, excluding consumer purchased impaired loans of $2.8 billion and $3.4 billion at December 31, 2016 and 2015, respectively, and government insured or guaranteed residential real estate mortgages of $.8 billion and $.9 billion at December 31, 2016 and 2015, respectively.

The PNC Financial Services Group, Inc. – Form 10-K 105

Table 40: Asset Quality Indicators for Home Equity and Residential Real Estate Loans – Excluding Purchased Impaired and Government Insured or Guaranteed Loans (a)

	Home Equity		Residential Real Estate	Total
December 31, 2016 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$161	$629	$174	$964
Less than or equal to 660 (b)	32	110	35	177
Missing FICO	1	9	2	12
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	394	1,190	345	1,929
Less than or equal to 660 (b)	66	211	76	353
Missing FICO	3	10	7	20
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	453	1,100	463	2,016
Less than or equal to 660	77	171	78	326
Missing FICO	1	8	6	15
Less than 90% and updated FICO scores:
Greater than 660	14,047	7,913	11,153	33,113
Less than or equal to 660	1,323	822	586	2,731
Missing FICO	42	55	102	199
Missing LTV and updated FICO scores:
Greater than 660			1	1
Less than or equal to 660
Missing FICO
Total home equity and residential real estate loans	$16,600	$12,228	$13,028	$41,856

	Home Equity		Residential Real Estate
December 31, 2015 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$283	$960	$284	$1,527
Less than or equal to 660 (b)	40	189	68	297
Missing FICO	1	8	5	14
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	646	1,733	564	2,943
Less than or equal to 660 (b)	92	302	102	496
Missing FICO	3	4	8	15
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	698	1,492	615	2,805
Less than or equal to 660	88	226	94	408
Missing FICO	1	3	10	14
Less than 90% and updated FICO scores:
Greater than 660	13,895	7,808	9,117	30,820
Less than or equal to 660	1,282	923	570	2,775
Missing FICO	31	18	105	154
Total home equity and residential real estate loans	$17,060	$13,666	$11,542	$42,268
(a)	Amounts shown represent recorded investment.
(b)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%. The following states had the highest percentage of higher risk loans at December 31, 2016: New Jersey 16%, Pennsylvania 14%, Illinois 12%, Ohio 10%, Florida 7%, Maryland 6%, Michigan 4%, and North Carolina 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 27% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2015: New Jersey 14%, Pennsylvania 12%, Illinois 11%, Ohio 11%, Florida 7%, Maryland 7% and Michigan 5%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 33% of the higher risk loans.

106 The PNC Financial Services Group, Inc. – Form 10-K

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

Table 41: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card		Other Consumer (a)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
December 31, 2016
FICO score greater than 719	$3,244	61%	$10,247	65%
650 to 719	1,466	28	3,873	25
620 to 649	215	4	552	3
Less than 620	229	4	632	4
No FICO score available or required (b)	128	3	489	3
Total loans using FICO credit metric	5,282	100%	15,793	100%
Consumer loans using other internal credit metrics (a)			6,256
Total loan balance	$5,282		$22,049
Weighted-average updated FICO score (b)		736		744
December 31, 2015
FICO score greater than 719	$2,936	60%	$9,371	65%
650 to 719	1,346	28	3,534	24
620 to 649	202	4	523	4
Less than 620	227	5	604	4
No FICO score available or required (b)	151	3	501	3
Total loans using FICO credit metric	4,862	100%	14,533	100%
Consumer loans using other internal credit metrics (a)			7,213
Total loan balance	$4,862		$21,746
Weighted-average updated FICO score (b)		734		744
(a)	We use updated FICO scores as an asset quality indicator for non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. We use internal credit metrics, such as delinquency status, geography or other factors, as an asset quality indicator for government guaranteed or insured education loans and consumer loans to high net worth individuals, as internal credit metrics are more relevant than FICO scores for these types of loans.
(b)	Credit card loans and other consumer loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name, and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk. Weighted-average updated FICO score excludes accounts with no FICO score available or required.

Troubled Debt Restructurings (TDRs)

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. TDRs result from our loss mitigation activities, and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us. In those situations where principal is forgiven, the amount of such principal forgiveness is immediately charged off.

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $.3 billion at both December 31, 2016 and December 31, 2015, for the total TDR portfolio.

The PNC Financial Services Group, Inc. – Form 10-K 107

Table 42 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ recorded investment as a result of becoming a TDR during the years 2016, 2015 and 2014. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

In some cases, there have been multiple concessions granted on one loan. This is most common within the commercial loan portfolio. When there have been multiple concessions granted in the commercial loan portfolio, the principal forgiveness concession was prioritized for purposes of determining the inclusion in Table 42. Second in priority would be rate reduction. In the event that multiple concessions are granted on a consumer loan, concessions resulting from discharge from personal liability through Chapter 7 bankruptcy without formal affirmation of the loan obligations to us would be prioritized and included in the Other type of concession in Table 42. After that, consumer loan concessions would follow the previously discussed priority of concessions for the commercial loan portfolio.

Table 42: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the year ended December 31, 2016 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	143	$524		$57	$413	$470
Total consumer lending	11,262	245		157	76	233
Total TDRs	11,405	$769		$214	$489	$703

During the year ended December 31, 2015 Dollars in millions
Total commercial lending	158	$284	$22	$4	$198	$224
Total consumer lending	10,962	311		190	106	296
Total TDRs	11,120	$595	$22	$194	$304	$520

During the year ended December 31, 2014 Dollars in millions
Total commercial lending	210	$363	$37	$22	$237	$296
Total consumer lending	12,289	344		135	190	325
Total TDRs	12,499	$707	$37	$157	$427	$621
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2016, 2015 and 2014, and (ii) subsequently defaulted during the 12-month period following each of January 1, 2016, 2015 and 2014, totaled $.2 billion, $.1 billion and $.2 billion, respectively.

108 The PNC Financial Services Group, Inc. – Form 10-K

Impaired Loans

Impaired loans include commercial and consumer nonperforming loans and TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the year ended December 31, 2016 and December 31, 2015. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 43: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance	Average Recorded Investment (a)
December 31, 2016
Impaired loans with an associated allowance
Total commercial lending	$742	$477	$105	$497
Total consumer lending	1,237	1,185	226	1,255
Total impaired loans with an associated allowance	$1,979	$1,662	$331	$1,752
Impaired loans without an associated allowance
Total commercial lending	$447	$322		$365
Total consumer lending	982	608		604
Total impaired loans without an associated allowance	$1,429	$930		$969
Total impaired loans	$3,408	$2,592	$331	$2,721
December 31, 2015
Impaired loans with an associated allowance
Total commercial lending	$696	$467	$119	$503
Total consumer lending	1,389	1,307	276	1,474
Total impaired loans with an associated allowance	$2,085	$1,774	$395	$1,977
Impaired loans without an associated allowance
Total commercial lending	$407	$276		$255
Total consumer lending	1,000	610		512
Total impaired loans without an associated allowance	$1,407	$886		$767
Total impaired loans	$3,492	$2,660	$395	$2,744
(a)	Average recorded investment is for the years ended December 31, 2016 and 2015.

NOTE 4 ALLOWANCES FOR LOAN AND LEASE LOSSES

We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We use the two main portfolio segments – Commercial Lending and Consumer Lending, and develop and document the ALLL under separate methodologies for each of these portfolio segments. See Note 1 Accounting Policies for a description of the accounting policies for ALLL. A rollforward of the ALLL and associated loan data follows.

The PNC Financial Services Group, Inc. – Form 10-K 109

Table 44: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
December 31, 2016
Allowance for Loan and Lease Losses
January 1	$1,605	$1,122	$2,727
Charge-offs	(363)	(523)	(886)
Recoveries	178	165	343
Net (charge-offs) / recoveries	(185)	(358)	(543)
Provision for credit losses	153	280	433
Net change in allowance for unfunded loan commitments and letters of credit	(39)	(1)	(40)
Net recoveries of purchased impaired loans and other		12	12
December 31	$1,534	$1,055	$2,589
TDRs individually evaluated for impairment	$45	$226	$271
Other loans individually evaluated for impairment	60		60
Loans collectively evaluated for impairment	1,392	546	1,938
Purchased impaired loans	37	283	320
December 31	$1,534	$1,055	$2,589
Loan Portfolio
TDRs individually evaluated for impairment	$428	$1,793	$2,221
Other loans individually evaluated for impairment	371		371
Loans collectively evaluated for impairment	137,047	67,345	204,392
Fair value option loans (a)		893	893
Purchased impaired loans	109	2,847	2,956
December 31	$137,955	$72,878	$210,833
Portfolio segment ALLL as a percentage of total ALLL	59%	41%	100%
Ratio of the allowance for loan and lease losses to total loans	1.11%	1.45%	1.23%
December 31, 2015
Allowance for Loan and Lease Losses
January 1	$1,571	$1,760	$3,331
Charge-offs	(255)	(550)	(805)
Recoveries	240	179	419
Net (charge-offs) / recoveries	(15)	(371)	(386)
Provision for credit losses	55	200	255
Net change in allowance for unfunded loan commitments and letters of credit	(3)	1	(2)
Net write-offs of purchased impaired loans and other (b)	(3)	(468)	(471)
December 31	$1,605	$1,122	$2,727
TDRs individually evaluated for impairment	$43	$276	$319
Other loans individually evaluated for impairment	76		76
Loans collectively evaluated for impairment	1,437	585	2,022
Purchased impaired loans	49	261	310
December 31	$1,605	$1,122	$2,727
Loan Portfolio
TDRs individually evaluated for impairment	$434	$1,917	$2,351
Other loans individually evaluated for impairment	309		309
Loans collectively evaluated for impairment	132,632	66,977	199,609
Fair value option loans (a)		905	905
Purchased impaired loans	169	3,353	3,522
December 31	$133,544	$73,152	$206,696
Portfolio segment ALLL as a percentage of total ALLL	59%	41%	100%
Ratio of the allowance for loan and lease losses to total loans (b)	1.20%	1.53%	1.32%

110 The PNC Financial Services Group, Inc. – Form 10-K

In millions	Commercial Lending	Consumer Lending	Total
December 31, 2014
Allowance for Loan and Lease Losses
January 1	$1,547	$2,062	$3,609
Charge-offs	(360)	(661)	(1,021)
Recoveries	305	185	490
Net charge-offs	(55)	(476)	(531)
Provision for credit losses	100	173	273
Net change in allowance for unfunded loan commitments and letters of credit	(18)	1	(17)
Other	(3)		(3)
December 31	$1,571	$1,760	$3,331
TDRs individually evaluated for impairment	$62	$324	$386
Other loans individually evaluated for impairment	77		77
Loans collectively evaluated for impairment	1,353	643	1,996
Purchased impaired loans	79	793	872
December 31	$1,571	$1,760	$3,331
Loan Portfolio
TDRs individually evaluated for impairment	$542	$2,041	$2,583
Other loans individually evaluated for impairment	309		309
Loans collectively evaluated for impairment	127,207	68,826	196,033
Fair value option loans (a)		1,034	1,034
Purchased impaired loans	310	4,548	4,858
December 31	$128,368	$76,449	$204,817
Portfolio segment ALLL as a percentage of total ALLL	47%	53%	100%
Ratio of the allowance for loan and lease losses to total loans	1.22%	2.30%	1.63%
(a)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly there is no allowance recorded on these loans.
(b)	See Note 1 Accounting Policies in our 2015 Form 10-K for information on our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.

Net interest income less the provision for credit losses was $8.0 billion, $8.0 billion and $8.3 billion for 2016, 2015 and 2014, respectively.

The PNC Financial Services Group, Inc. – Form 10-K 111

NOTE 5 INVESTMENT SECURITIES

Table 45: Investment Securities Summary

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
December 31, 2016
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$13,100	$151	$(77)	$13,174
Residential mortgage-backed
Agency	26,245	170	(287)	26,128
Non-agency	3,191	227	(52)	3,366
Commercial mortgage-backed
Agency	2,150	3	(34)	2,119
Non-agency	4,023	29	(27)	4,025
Asset-backed	5,938	52	(22)	5,968
Other debt	4,656	104	(37)	4,723
Total debt securities	59,303	736	(536)	59,503
Corporate stocks and other	603		(2)	601
Total securities available for sale	$59,906	$736	$(538)	$60,104
SECURITIES HELD TO MATURITY
Debt securities
U.S. Treasury and government agencies	$527	$35	$(22)	$540
Residential mortgage-backed
Agency	11,074	68	(161)	10,981
Non-agency	191	7		198
Commercial mortgage-backed
Agency	903	24		927
Non-agency	567	10		577
Asset-backed	558		(2)	556
Other debt	2,023	76	(12)	2,087
Total securities held to maturity	$15,843	$220	$(197)	$15,866
December 31, 2015
SECURITIES AVAILABLE FOR SALE
Debt securities
U.S. Treasury and government agencies	$9,764	$152	$(42)	$9,874
Residential mortgage-backed
Agency	24,698	250	(128)	24,820
Non-agency	3,992	247	(88)	4,151
Commercial mortgage-backed
Agency	1,917	11	(10)	1,918
Non-agency	4,902	30	(29)	4,903
Asset-backed	5,417	54	(48)	5,423
Other debt	3,989	110	(17)	4,082
Total debt securities	54,679	854	(362)	55,171
Corporate stocks and other	590		(1)	589
Total securities available for sale	$55,269	$854	$(363)	$55,760

112 The PNC Financial Services Group, Inc. – Form 10-K

In millions	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
SECURITIES HELD TO MATURITY
Debt securities
U.S. Treasury and government agencies	$258	$40		$298
Residential mortgage-backed
Agency	9,552	101	$(65)	9,588
Non-agency	233	8		241
Commercial mortgage-backed
Agency	1,128	40		1,168
Non-agency	722	6	(1)	727
Asset-backed	717		(10)	707
Other debt	2,158	116	(1)	2,273
Total securities held to maturity	$14,768	$311	$(77)	$15,002

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At December 31, 2016, Accumulated other comprehensive income included pretax gains of $96 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 46 presents gross unrealized losses and fair value of debt securities at December 31, 2016 and December 31, 2015. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of OTTI has been recognized in Accumulated other comprehensive income (loss). The increase in total unrealized losses at December 31, 2016 when compared to December 31, 2015 was due to an increase in market interest rates.

The PNC Financial Services Group, Inc. – Form 10-K 113

Table 46: Gross Unrealized Loss and Fair Value of Debt Securities

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2016
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(57)	$3,108	$(20)	$2,028	$(77)	$5,136
Residential mortgage-backed
Agency	(267)	16,942	(20)	922	(287)	17,864
Non-agency	(1)	109	(51)	1,119	(52)	1,228
Commercial mortgage-backed
Agency	(33)	1,577	(1)	86	(34)	1,663
Non-agency	(14)	880	(13)	987	(27)	1,867
Asset-backed	(5)	1,317	(17)	902	(22)	2,219
Other debt	(33)	1,827	(4)	243	(37)	2,070
Total debt securities available for sale	$(410)	$25,760	$(126)	$6,287	$(536)	$32,047
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(22)	$238			$(22)	$238
Residential mortgage-backed
Agency	(153)	8,041	$(8)	$161	(161)	8,202
Asset-backed			(2)	451	(2)	451
Other debt	(12)	146	(a)	1	(12)	147
Total debt securities held to maturity	$(187)	$8,425	$(10)	$613	$(197)	$9,038
December 31, 2015
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(40)	$5,885	$(2)	$120	$(42)	$6,005
Residential mortgage-backed
Agency	(103)	11,799	(25)	1,094	(128)	12,893
Non-agency	(3)	368	(85)	1,527	(88)	1,895
Commercial mortgage-backed
Agency	(7)	745	(3)	120	(10)	865
Non-agency	(22)	2,310	(7)	807	(29)	3,117
Asset-backed	(30)	3,477	(18)	494	(48)	3,971
Other debt	(11)	1,085	(6)	248	(17)	1,333
Total debt securities available for sale	$(216)	$25,669	$(146)	$4,410	$(362)	$30,079
Securities Held to Maturity
Debt securities
Residential mortgage-backed
Agency	$(55)	$4,842	$(10)	$269	$(65)	$5,111
Commercial mortgage-backed
Non-agency	(1)	149	(a )	5	(1)	154
Asset-backed	(2)	171	(8)	529	(10)	700
Other debt	(1)	230	(a )	3	(1)	233
Total debt securities held to maturity	$(59)	$5,392	$(18)	$806	$(77)	$6,198
(a)	The unrealized loss on these securities was less than $.5 million.

114 The PNC Financial Services Group, Inc. – Form 10-K

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in Table 46, as of December 31, 2016 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI, as discussed in Note 1 Accounting Policies. For those securities on our balance sheet at December 31, 2016, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities. The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower. During 2016, 2015 and 2014, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities were not significant.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 47: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
For the year ended December 31
2016	$3,489	$24	$(8)	$16	$6
2015	$6,829	$56	$(13)	$43	$15
2014	$4,480	$33	$(29)	$4	$1

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2016.

Table 48: Contractual Maturity of Debt Securities

December 31, 2016 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and government agencies	$479	$5,673	$5,778	$1,170	$13,100
Residential mortgage-backed
Agency	1	127	740	25,377	26,245
Non-agency		2		3,189	3,191
Commercial mortgage-backed
Agency	77	157	730	1,186	2,150
Non-agency		111	108	3,804	4,023
Asset-backed	7	2,046	1,716	2,169	5,938
Other debt	228	2,305	661	1,462	4,656
Total debt securities available for sale	$792	$10,421	$9,733	$38,357	$59,303
Fair value	$796	$10,463	$9,729	$38,515	$59,503
Weighted-average yield, GAAP basis	3.13%	2.11%	2.06%	2.88%	2.61%
SECURITIES HELD TO MATURITY
U.S. Treasury and government agencies			$108	$419	$527
Residential mortgage-backed
Agency		$18	458	10,598	11,074
Non-agency				191	191
Commercial mortgage-backed
Agency	$100	743	5	55	903
Non-agency				567	567
Asset-backed		1	452	105	558
Other debt	14	176	997	836	2,023
Total debt securities held to maturity	$114	$938	$2,020	$12,771	$15,843
Fair value	$114	$966	$2,070	$12,716	$15,866
Weighted-average yield, GAAP basis	3.69%	3.64%	3.29%	3.23%	3.27%

The PNC Financial Services Group, Inc. – Form 10-K 115

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At December 31, 2016, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity. The FNMA investments had a total amortized cost of $27.1 billion and fair value of $26.8 billion.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 49: Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31 2016	December 31 2015
Pledged to others	$9,493	$9,674
Accepted from others:
Permitted by contract or custom to sell or repledge	$912	$1,100
Permitted amount repledged to others	$799	$943

The securities pledged to others include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements, and for other purposes.

NOTE 6 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date, determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. The three levels of the fair value hierarchy are:

•

Level 1: Fair value is determined using a quoted price in an active market for identical assets or liabilities. Level 1 assets and liabilities may include debt securities, equity securities and listed derivative contracts that are traded in an active exchange market and certain U.S. Treasury securities that are actively traded in over-the-counter markets.

•

Level 2: Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly. The majority of Level 2 assets and liabilities include debt securities, equity securities and listed derivative contracts with quoted prices that are traded in markets that are not active, and certain debt and equity securities and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable inputs.
•

Level 3: Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models and discounted cash flow methodologies, or similar techniques for which the significant valuation inputs are not observable and the determination of fair value requires significant management judgment or estimation.

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

116 The PNC Financial Services Group, Inc. – Form 10-K

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available for Sale and Trading Securities

Securities accounted for at fair value include both the available for sale and trading portfolios. We primarily use prices obtained from pricing services, dealer quotes, or recent trades to determine the fair value of securities. The majority of securities were priced by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. We monitor and validate the reliability of vendor pricing on an ongoing basis through pricing methodology reviews, including detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and through price validation testing. Securities not priced by one of our pricing vendors may be valued using a dealer quote, which are also subject to price validation testing. Price validation testing is performed independent of the risk-taking function and involves corroborating the prices received from third-party vendors and dealers with prices from another third party or through other sources, such as internal valuations or sales of similar securities. Security prices are also validated through actual cash settlement upon sale of a security.

Securities are classified within the fair value hierarchy after giving consideration to the activity level in the market for the security type and the observability of the inputs used to determine the fair value. When a quoted price in an active market exists for the identical security, this price is used to determine fair value and the security is classified within Level 1 of the hierarchy. Level 1 securities include U.S. Treasury securities and money-market mutual funds. When a quoted price in an active market for the identical security is not available, fair value is estimated using either an alternative market approach, such as a recent trade or matrix pricing, or an income approach, such as a discounted cash flow pricing model. If the inputs to the valuation are based primarily on market observable information, then the security is classified within Level 2 of the hierarchy. Level 2 securities include agency debt securities, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, certain non-agency residential mortgage-backed securities, asset-backed securities collateralized by non-mortgage-related consumer loans, municipal securities, and other debt securities. Level 2 securities are predominantly priced by third parties, either a pricing vendor or dealer.

In certain cases where there is limited activity or less transparency around the inputs to the valuation, securities are classified within Level 3 of the hierarchy. Securities classified as Level 3 consist primarily of non-agency residential mortgage-backed and asset-backed securities collateralized by first- and second-lien residential mortgage loans. Fair value for these securities is primarily estimated using pricing obtained from third-party vendors. In some cases, fair value is estimated using a dealer quote, by reference to prices of securities of a similar vintage and collateral type or by reference to recent sales of similar securities. Market activity for these security types is limited with little price transparency. As a result, these securities are generally valued by the third-party vendor using a discounted cash flow approach that incorporates significant unobservable inputs and observable market activity where available. Significant inputs to the valuation include prepayment projections and credit loss assumptions (default rate and loss severity) and discount rates that are deemed representative of current market conditions. Significant increases (decreases) in any of those assumptions in isolation would result in a significantly lower (higher) fair value measurement.

Certain infrequently traded debt securities within Other debt securities available-for-sale and Trading securities are also classified in Level 3 and are included in the Insignificant Level 3 assets, net of liabilities line item in Table 52. The significant unobservable inputs used to estimate the fair value of these securities include an estimate of expected credit losses and a discount for liquidity risk. These inputs are incorporated into the fair value measurement by either increasing the spread over the benchmark curve or by applying a credit and liquidity discount to the par value of the security. Significant increases (decreases) in credit and/or liquidity risk could result in a significantly lower (higher) fair value estimate.

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

The PNC Financial Services Group, Inc. – Form 10-K 117

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

Loans

Loans accounted for at fair value consist primarily of residential mortgage loans. These loans are generally valued similarly to residential mortgage loans held for sale and are classified as Level 2. We have elected to account for certain home equity lines of credit at fair value. These loans are classified as Level 3. Significant inputs to the valuation of these loans include credit and liquidity discount, cumulative default rate, loss severity and gross discount rate and are deemed representative of current market conditions. Significant increases (decreases) in any of these assumptions would result in a significantly lower (higher) fair value measurement.

Equity Investments

The valuation of direct and indirect private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Various valuation techniques are used for direct investments, including multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. A multiple of adjusted earnings calculation is the valuation technique utilized most frequently and is the most significant unobservable input used in such calculation. Significant decreases (increases) in the multiple of earnings could result in a significantly lower (higher) fair value measurement. Direct equity investments are classified as Level 3.

Indirect investments are not redeemable; however, we receive distributions over the life of the partnerships from liquidation of the underlying investments by the investee, which we expect to occur over the next twelve years. We value indirect investments in private equity funds using consensus pricing and the net asset value (NAV) practical expedient as provided in the financial statements that we receive from fund managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided value are made when available recent portfolio company information or market information indicates a significant change in value from that provided by the manager of the fund. Indirect investments valued using NAV are not classified in the fair value hierarchy.

Mortgage Servicing Rights (MSRs)

MSRs are carried at fair value on a recurring basis. Assumptions incorporated into the MSRs valuation model reflect management’s best estimate of factors that a market participant would use in valuing the MSRs. Although sales of MSRs do occur, MSRs do not trade in an active, open market with readily observable prices so the precise terms and conditions of sales are not available.

Residential MSRs

As a benchmark for the reasonableness of our residential MSRs fair value, we obtained opinions of value from independent brokers. These brokers provided a range (+/-10 bps) based upon their own discounted cash flow calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. We compare our internally-developed residential MSRs value to the ranges of values received from the brokers. If our residential MSRs fair value falls outside of the brokers’ ranges, management will assess whether a valuation adjustment is warranted. For the periods presented, our residential MSRs value did not fall outside of the brokers’ ranges. We consider our residential MSRs value to represent a reasonable estimate of fair value.

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

Commercial MSRs

The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating unobservable inputs for assumptions such as constant prepayment rates, discount rates and other factors. Due to the nature of the unobservable valuation inputs and the limited availability of market pricing, commercial MSRs are classified as Level 3. Significant increases  (decreases) in constant prepayment rates and discount rates would result in significantly lower  (higher) commercial MSR value determined based on current market conditions and expectations.

Financial Derivatives

Exchange-traded derivatives are valued using quoted market prices and are classified as Level 1. The majority of derivatives that we enter into are executed over-the-counter and are valued using internal models. These derivatives are

118 The PNC Financial Services Group, Inc. – Form 10-K

primarily classified as Level 2 as the readily observable market inputs to these models are validated to external sources such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data. Level 2 financial derivatives are primarily estimated using a combination of Eurodollar future prices and observable benchmark interest rate swaps to construct projected discounted cash flows.

Financial derivatives that are priced using significant management judgment or assumptions are classified as Level 3. Unobservable inputs related to interest rate contracts include probability of funding of residential mortgage loan commitments, spread over the benchmark interest rate and the estimated servicing cash flows of commercial mortgage loan commitments, and expected interest rate volatility of interest rate options. Probability of default and loss severity are the significant unobservable inputs used in the valuation of risk participation agreements. The fair values of Level 3 assets and liabilities related to these financial derivatives as of December 31, 2016 and 2015 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 52 of this Note 6.

In connection with the sales of portions of our Visa Class B common shares, we entered into swap agreements with the purchasers of the shares to account for any future risk of converting Class B common shares to Class A common shares and to account for the corresponding change in value to the Class B shares. These adjustments result from resolution of the specified litigation or the changes in the amount in the litigation escrow account funded by Visa as well as from changes in the estimated litigation resolution date (see Note 19 Legal Proceedings). These swaps also require payments calculated by reference to the market price of the Class A common shares and a fixed rate of interest. An increase in the estimated growth rate of the Class A share price or the estimated length of litigation resolution date, or a decrease in the estimated conversion rate, will have a negative impact on the fair value of the swaps and vice versa, through its impact on periodic payments due to the counterparty until the maturity dates of the swaps.

The fair values of our derivatives include a credit valuation adjustment (CVA) to reflect our own and our counterparties’ nonperformance risk. Our CVA is computed using new loan pricing and considers externally available bond spreads, in conjunction with internal historical recovery observations.

Other Assets and Liabilities

Other assets held at fair value on a recurring basis primarily include BlackRock Series C Preferred Stock and assets related to PNC’s deferred compensation and supplemental incentive savings plans.

We have elected to account for the shares of BlackRock Series C Preferred Stock received in a stock exchange with BlackRock at fair value as these shares economically hedge the BlackRock LTIP liability that is accounted for and reported as a derivative. The fair value of the Series C Preferred Stock is determined using a third-party modeling approach, which includes both observable and unobservable inputs. Due to the significance of unobservable inputs, this security is classified as Level 3. Significant increases (decreases) in the liquidity discount would result in a lower (higher) asset value for the BlackRock Series C Preferred Stock.

The assets related to PNC’s deferred compensation and supplemental incentive savings plans primarily consist of a prepaid forward contract referencing an amount of shares of PNC stock, equity mutual funds and fixed income funds, and are valued based on the underlying investments. These assets are valued either by reference to the market price of PNC’s stock or by using the quoted market prices for investments other than PNC’s stock and are primarily classified in Levels 1 and 2.

All Level 3 other assets and liabilities, excluding the BlackRock Series C Preferred Stock are included in the Insignificant Level 3 assets, net of liabilities line item in Table 52 in this Note 6.

Other Borrowed Funds

Other borrowed funds primarily consist of U.S. Treasury securities sold short classified as Level 1. Other borrowed funds also includes the related liability for certain repurchased loans for which we have elected the fair value option and are classified as either Level 2 or Level 3, consistent with the level classification of the corresponding loans. All Level 3 amounts are included in the Insignificant Level 3 assets, net of liabilities line item in Table 52 in this Note 6.

The PNC Financial Services Group, Inc. – Form 10-K 119

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 50: Fair Value Measurements – Recurring Basis Summary

	December 31, 2016				December 31, 2015
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$1,008	$2	$1,010		$838	$5	$843
Commercial mortgage loans held for sale			1,400	1,400			641	641
Securities available for sale
U.S. Treasury and government agencies	$12,572	602		13,174	$9,267	607		9,874
Residential mortgage-backed
Agency		26,128		26,128		24,820		24,820
Non-agency		112	3,254	3,366		143	4,008	4,151
Commercial mortgage-backed
Agency		2,119		2,119		1,918		1,918
Non-agency		4,025		4,025		4,903		4,903
Asset-backed		5,565	403	5,968		4,941	482	5,423
Other debt		4,657	66	4,723		4,037	45	4,082
Total debt securities	12,572	43,208	3,723	59,503	9,267	41,369	4,535	55,171
Corporate stocks and other	541	60		601	527	62		589
Total securities available for sale	13,113	43,268	3,723	60,104	9,794	41,431	4,535	55,760
Loans		558	335	893		565	340	905
Equity investments (a)			1,331	1,381			1,098	1,445
Residential mortgage servicing rights			1,182	1,182			1,063	1,063
Commercial mortgage servicing rights			576	576			526	526
Trading securities (b)	1,458	1,169	2	2,629	996	727	3	1,726
Financial derivatives (b) (c)	10	4,566	40	4,616		4,910	31	4,941
Other	266	312	239	817	254	336	364	954
Total assets	$14,847	$50,881	$8,830	$74,608	$11,044	$48,807	$8,606	$68,804
Liabilities
Other borrowed funds	$799	$161	$10	$970	$960	$108	$12	$1,080
Financial derivatives (c) (d)	1	3,424	414	3,839	1	3,328	473	3,802
Other liabilities			9	9			10	10
Total liabilities	$800	$3,585	$433	$4,818	$961	$3,436	$495	$4,892
(a)	Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheet.
(b)	Included in Other assets on the Consolidated Balance Sheet.
(c)	Amounts at December 31, 2016 and December 31, 2015, are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 13 Financial Derivatives for additional information related to derivative offsetting.
(d)	Included in Other liabilities on the Consolidated Balance Sheet.

120 The PNC Financial Services Group, Inc. – Form 10-K

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2016 and 2015 follow.

Table 51: Reconciliation of Level 3 Assets and Liabilities

Year Ended December 31, 2016

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2016 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2015	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3		Transfers out of Level 3 (b)	Fair Value Dec. 31, 2016
Assets
Residential mortgage loans held for sale	$5				$10	$(3)			$10		$(20)	$2
Commercial mortgage loans held for sale	641	$79				(3,810)	$4,515	$(25)				1,400	$(3)
Securities available for sale
Residential mortgage-backed non-agency	4,008	75		$16		(60)		(785)				3,254	(2)
Asset-backed	482	13		(3)				(89)				403
Other debt	45	1		28	12	(17)		(3)	2		(2)	66
Total securities available for sale	4,535	89		41	12	(77)		(877)	2		(2)	3,723	(2)
Loans	340	8			126	(22)		(78)	15		(54)	335	2
Equity investments	1,098	148			269	(418)			235	(d)	(1)	1,331	127
Residential mortgage servicing rights	1,063	37			188		62	(168)				1,182	39
Commercial mortgage servicing rights	526	45			36		61	(92)				576	45
Trading securities	3							(1)				2
Financial derivatives	31	115			2			(108)				40	102
Other assets	364	15		(2)				(138)				239	13
Total assets	$8,606	$536		$39	$643	$(4,330)	$4,638	$(1,487)	$262		$(77)	$8,830	$323
Liabilities
Other borrowed funds	$12						$87	$(89)				$10
Financial derivatives	473	$127				$4		(190)				414	$129
Other liabilities	10	(9)					132	(124)				9
Total liabilities	$495	$118				$4	$219	$(403)				$433	$129
Net gains (losses)		$418	(e)										$194 (f)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 121

(continued from previous page)

Year Ended December 31, 2015

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2015 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2014	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3 (b)	Fair Value Dec. 31, 2015
Assets
Residential mortgage loans held for sale	$6	$1		$25	$(4)			$6	$(29)	$5	$1
Commercial mortgage loans held for sale	893	76			(4,455)	$4,163	$(36)			641	(5)
Securities available for sale
Residential mortgage- backed non-agency	4,798	114	$(58)				(846)			4,008	(2)
Commercial mortgage- backed non-agency		8					(8)
Asset-backed	563	20					(101)			482	(2)
Other debt	164	2	(2)	13	(7)		(125)			45
Total securities available for sale	5,525	144	(60)	13	(7)		(1,080)			4,535	(4)
Loans	397	23		114	(26)		(122)	25	(71)	340	12
Equity investments	1,152	120		274	(448)					1,098	86
Residential mortgage servicing rights	845	2		316		78	(178)			1,063	5
Commercial mortgage servicing rights	506	(9)		55		63	(89)			526	(10)
Trading securities	32						(29)			3
Financial derivatives	42	135		3			(149)			31	126
Other assets	390	(18)			(7)		(1)			364	(18)
Total assets	$9,788	$474	$(60)	$800	$(4,947)	$4,304	$(1,684)	$31	$(100)	$8,606	$193
Liabilities
Other borrowed funds	$181	$(3)				$92	$(258)			$12
Financial derivatives	526	22			$1		(76)			473	$4
Other liabilities	9	1								10
Total liabilities	$716	$20			$1	$92	$(334)			$495	$4
Net gains (losses)		$454 (e)									$189 (f)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	Transfers out of Level 3 primarily reflect the reclassification of residential mortgage loans held for sale to held for investment and the transfer of residential mortgage loans to OREO.
(c)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)	Reflects transfers into Level 3 associated with a change in valuation methodology.
(e)	Net gains (losses) realized and unrealized included in earnings related to Level 3 assets and liabilities included amortization and accretion. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement and the remaining net gains (losses) realized and unrealized were included in Noninterest income on the Consolidated Income Statement.
(f)	Net unrealized gains (losses) related to assets and liabilities held at the end of the reporting period were included in Noninterest income on the Consolidated Income Statement.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. Our policy is to recognize transfers in and transfers out as of the end of the reporting period.

122 The PNC Financial Services Group, Inc. – Form 10-K

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 52: Fair Value Measurements – Recurring Quantitative Information

December 31, 2016

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Commercial mortgage loans held for sale	$1,400	Discounted cash flow	Spread over the benchmark curve (a) Estimated servicing cash flows	42bps-1,725bps (362bps) 0.0%-7.3% (1.5%)

Residential mortgage-backed non-agency securities	3,254	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (a)	1.0%-24.2% (7.2%) 0.0%-16.7% (5.3%) 10.0%-98.5% (53.5%) 236bps weighted average

Asset-backed securities	403	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (a)	1.0%-16.0% (6.4%) 2.0%-13.9% (6.6%) 24.2%-100.0% (77.3%) 278bps weighted average

Loans	141	Consensus pricing (b)	Cumulative default rate Loss severity Discount rate	11.0%-100.0% (86.9%) 0.0%-100.0% (22.9%) 4.7%-6.7% (5.1%)

	116 78	Discounted cash flow Consensus pricing (b)	Loss severity Discount rate Credit and Liquidity discount	8.0% weighted average 4.2% weighted average 0.0%-99.0% (57.9%)

Equity investments	1,331	Multiple of adjusted earnings Consensus pricing (b)	Multiple of earnings Liquidity discount	4.5x-12.0x (7.8x) 0.0%-40.0%

Residential mortgage servicing rights	1,182	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (a)	0.0%-36.0% (9.4%) 341bps-1,913bps (850bps)

Commercial mortgage servicing rights	576	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.5%-43.4% (8.6%) 3.5%-7.6% (7.5%)

Other assets – BlackRock Series C Preferred Stock	232	Consensus pricing (b)	Liquidity discount	15.0%-25.0% (20.0%)

Financial derivatives – BlackRock LTIP	(232)	Consensus pricing (b)	Liquidity discount	15.0%-25.0% (20.0%)

Financial derivatives – Swaps related to sales of certain Visa Class B common shares	(164)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa Class A share price Estimated length of litigation resolution date	164.4% weighted average 14.0% Q2 2019

Insignificant Level 3 assets, net of liabilities (c)	80

Total Level 3 assets, net of liabilities (d)	$8,397

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K 123

(continued from previous page)

December 31, 2015

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Commercial mortgage loans held for sale	$641	Discounted cash flow	Spread over the benchmark curve (a) Estimated servicing cash flows	85bps-4,270bps (547bps) 0.0%-7.0% (0.9%)

Residential mortgage-backed non-agency securities	4,008	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (a)	1.0%-24.2% (7.0%) 0.0%-16.7% (5.4%) 10.0%-98.5% (53.3%) 241bps weighted average

Asset-backed securities	482	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR) Constant default rate (CDR) Loss severity Spread over the benchmark curve (a)	1.0%-14.0% (6.3%) 1.7%-13.9% (6.8%) 24.2%-100.0% (77.5%) 324bps weighted average

Loans	123	Consensus pricing (b)	Cumulative default rate Loss severity Discount rate	2.0%-100.0% (85.1%) 0.0%-100.0% (27.3%) 4.9%-7.0% (5.2%)
	116 101	Discounted cash flow Consensus pricing (b)	Loss severity Discount rate Credit and Liquidity discount	8.0% weighted average 3.9% weighted average 26.0%-99.0% (54.0%)

Equity investments	1,098	Multiple of adjusted earnings	Multiple of earnings	4.2x-14.1x (7.6x)

Residential mortgage servicing rights	1,063	Discounted cash flow	Constant prepayment rate (CPR) Spread over the benchmark curve (a)	0.3%-46.5% (10.6%) 559bps-1,883bps (893bps)

Commercial mortgage servicing rights	526	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	3.9%-26.5% (5.7%) 2.6%-7.7% (7.5%)

Other assets – BlackRock Series C Preferred Stock	357	Consensus pricing (b)	Liquidity discount	20.0%

Financial derivatives – BlackRock LTIP	(357)	Consensus pricing (b)	Liquidity discount	20.0%

Financial derivatives – Swaps related to sales of certain Visa Class B common shares	(104)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa Class A share price	164.3% weighted average 16.3%

Insignificant Level 3 assets, net of liabilities (c)	57

Total Level 3 assets, net of liabilities (d)	$8,111
(a)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.
(b)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(c)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, state and municipal and other debt securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.
(d)	Consisted of total Level 3 assets of $8.8 billion and total Level 3 liabilities of $.4 billion as of December 31, 2016 and $8.6 billion and $.5 billion as of December 31, 2015, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 53 and Table 54.

Nonaccrual Loans

Nonaccrual loans represent the fair value of those loans which have been adjusted due to impairment. The impairment is primarily based on the appraised value of the collateral or LGD percentage. The LGD percentage represents the amount that we expect to lose in the event a borrower defaults on an obligation and is used to determine the weighted average loss severity of the nonaccrual loans.

Appraisals are obtained by licensed or certified appraisers at least annually and more recently in certain instances. All third-party appraisals are reviewed and any adjustments to the initial appraisal are incorporated into the final issued appraisal report. In instances where an appraisal is not obtained, collateral value is determined consistent with external third-party appraisal standards by an internal person independent of the asset manager. If an appraisal is outdated due to changed project or market conditions, or if the net book value is utilized, management uses an LGD percentage.

124 The PNC Financial Services Group, Inc. – Form 10-K

OREO and Foreclosed Assets

The carrying value of OREO and foreclosed assets includes valuation adjustments recorded subsequent to the transfer to OREO and foreclosed assets. Valuation adjustments are based on the fair value less cost to sell of the property. Fair value is based on appraised value or sales price and the appraisal process for OREO and foreclosed properties is the same as described above for nonaccrual loans.

Insignificant Assets

Insignificant assets represent the aggregate amount of assets measured at fair value on a nonrecurring basis that are individually and in the aggregate insignificant. Long-lived assets held for sale and certain equity investments are included in insignificant assets and are classified as Level 3.

Table 53: Fair Value Measurements – Nonrecurring

	Fair Value
In millions	December 31 2016	December 31 2015
Assets (a)
Nonaccrual loans	$187	$30
OREO and foreclosed assets	107	137
Insignificant assets	19	28
Total assets	$313	$195

Year ended December 31 In millions	Gains (Losses)
	2016	2015	2014
Assets (a)
Nonaccrual loans	$(106)	$(44)	$(19)
OREO and foreclosed assets	(16)	(18)	(19)
Insignificant assets	(17)	(23)	(16)
Total assets	$(139)	$(85)	$(54)
(a)	All Level 3 as of December 31, 2016 and 2015.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 54: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
December 31, 2016
Assets
Nonaccrual loans	$112	LGD percentage	Loss severity	6.0%-77.1% (31.3%)
	75	Fair value of property or collateral	Appraised value/sales price	Not meaningful
OREO and foreclosed assets	107	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Insignificant assets	19
Total assets	$313
December 31, 2015
Assets
Nonaccrual loans	$20	LGD percentage	Loss severity	8.1%-73.3% (58.6%)
	10	Fair value of property or collateral	Appraised value/sales price	Not meaningful
OREO and foreclosed assets	137	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Insignificant assets	28
Total assets	$195

The PNC Financial Services Group, Inc. – Form 10-K 125

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, please refer to the Fair Value Measurement section of this Note 6. These financial instruments are initially measured at fair value, gains and losses from initial measurement and any changes in fair value are subsequently recognized in earnings.

Interest income related to changes in the fair values of these financial instruments is recorded on the Consolidated Income Statement in Other interest income, except for certain Residential mortgage loans, for which income is also recorded in Loan interest income. Changes in value on the prepaid forward contract included in Other Assets is reported in Noninterest expense and interest expense on the Other borrowed funds is reported in Borrowed funds interest expense.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 55: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2016
Assets
Residential mortgage loans held for sale
Performing loans	$1,000	$988	$12
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	6	6
Total	1,010	998	12
Commercial mortgage loans held for sale (a)
Performing loans	1,395	1,412	(17)
Nonaccrual loans	5	9	(4)
Total	1,400	1,421	(21)
Residential mortgage loans
Performing loans	247	289	(42)
Accruing loans 90 days or more past due	427	428	(1)
Nonaccrual loans	219	346	(127)
Total	893	1,063	(170)
Other assets	293	288	5
Liabilities
Other borrowed funds	$81	$82	$(1)
December 31, 2015
Assets
Residential mortgage loans held for sale
Performing loans	$832	$804	$28
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	7	8	(1)
Total	843	816	27
Commercial mortgage loans held for sale (a)
Performing loans	639	659	(20)
Nonaccrual loans	2	3	(1)
Total	641	662	(21)
Residential mortgage loans
Performing loans	204	260	(56)
Accruing loans 90 days or more past due	475	478	(3)
Nonaccrual loans	226	361	(135)
Total	905	1,099	(194)
Other assets	301	292	9
Liabilities
Other borrowed funds	$93	$95	$(2)
(a)	There were no accruing loans 90 days or more past due within this category at December 31, 2016 or December 31, 2015.

126 The PNC Financial Services Group, Inc. – Form 10-K

The changes in fair value for items for which we elected the fair value option and are included in Noninterest income and Noninterest expense on the Consolidated Income Statement are as follows.

Table 56: Fair Value Option – Changes in Fair Value (a)

Year ended December 31 In millions	Gains (Losses)
	2016	2015	2014
Assets
Residential mortgage loans held for sale	$152	$152	$212
Commercial mortgage loans held for sale	$76	$96	$50
Residential mortgage loans	$30	$43	$157
Other assets	$50	$(8)	$42
Liabilities
Other borrowed funds		$4	$(5)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value

This section presents fair value information for all other financial instruments that are not recorded on the consolidated balance sheet at fair value. We used the following methods and assumptions to estimate the fair value amounts for these financial instruments.

Cash and Due from Banks and Interest-earning Deposits with Banks

Due to their short-term nature, the carrying amounts for Cash and Due from Banks and Interest-earning Deposits with Banks reported on our Consolidated Balance Sheet approximate fair value.

Securities Held to Maturity

We primarily use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. Refer to the Fair Value Measurement section of this Note 6 for additional information relating to our pricing processes and procedures.

Net Loans

Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. Nonaccrual loans are valued at their estimated recovery value. Loans are presented net of the ALLL.

Other Assets

Other assets includes accrued interest receivable, cash collateral, federal funds sold and resale agreements, equity investments carried at cost, certain loans held for sale, and FHLB and FRB stock. The aggregate carrying value of our FHLB and FRB stock was $1.7 billion at December 31, 2016 and $1.8 billion at December 31, 2015, which approximated fair value at each date.

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

Other Liabilities

Other liabilities includes interest-bearing cash collateral held related to derivatives and other accrued liabilities. Due to its short term nature, the carrying value of Other liabilities reported on our Consolidated Balance Sheet approximates fair value.

The PNC Financial Services Group, Inc. – Form 10-K 127

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of these financial instruments as of December 31, 2016 and December 31, 2015 are as follows.

Table 57: Additional Fair Value Information Related to Other Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
December 31, 2016
Assets
Cash and due from banks	$4,879	$4,879	$4,879
Interest-earning deposits with banks	25,711	25,711		$25,711
Securities held to maturity	15,843	15,866	540	15,208	$118
Net loans (excludes leases)	199,766	201,863			201,863
Other assets	4,793	5,243		4,666	577
Total assets	$250,992	$253,562	$5,419	$45,585	$202,558
Liabilities
Deposits	$257,164	$257,038		$257,038
Borrowed funds	51,736	52,322		50,941	$1,381
Unfunded loan commitments and letters of credit	301	301			301
Other liabilities	417	417		417
Total liabilities	$309,618	$310,078		$308,396	$1,682
December 31, 2015
Assets
Cash and due from banks	$4,065	$4,065	$4,065
Interest-earning deposits with banks	30,546	30,546		$30,546
Securities held to maturity	14,768	15,002	298	14,698	$6
Net loans (excludes leases)	195,579	197,611			197,611
Other assets	4,286	4,877		4,221	656
Total assets	$249,244	$252,101	$4,363	$49,465	$198,273
Liabilities
Deposits	$249,002	$248,963		$248,963
Borrowed funds	53,452	53,693		52,269	$1,424
Unfunded loan commitments and letters of credit	245	245			245
Other liabilities	309	309		309
Total liabilities	$303,008	$303,210		$301,541	$1,669

The aggregate fair value in Table 57 represents only a portion of the total market value of our total assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:

•	financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 50),
•	investments accounted for under the equity method,
•	real and personal property,
•	lease financing,
•	loan customer relationships,
•	deposit customer intangibles,
•	mortgage servicing rights,
•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and
•	trademarks and brand names.

128 The PNC Financial Services Group, Inc. – Form 10-K

NOTE 7 GOODWILL AND MORTGAGE SERVICING RIGHTS

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

Goodwill

Allocations of Goodwill by business segment during 2016, 2015 and 2014 follow:

Table 58: Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
Goodwill	$5,795	$3,244	$64	$9,103
(a)	The Residential Mortgage Banking, BlackRock and Non-Strategic Assets Portfolio business segments did not have any goodwill allocated to them during 2016, 2015 and 2014.

We conduct a goodwill impairment test on our reporting units at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. The fair value of our reporting units with goodwill is determined by using discounted cash flow and market comparability methodologies. Based on the results of our analysis, there were no impairment charges related to goodwill in 2016, 2015 or 2014.

Mortgage Servicing Rights

We recognize the right to service mortgage loans for others when we recognize it as an intangible asset and the servicing income we receive is more than adequate compensation. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $1.8 billion and $1.6 billion at December 31, 2016 and December 31, 2015, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

Commercial Mortgage Servicing Rights

We recognize gains/(losses) on changes in the fair value of commercial MSRs. Commercial MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of commercial MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of commercial MSRs declines (or increases).

The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating inputs for assumptions as to constant prepayment rates, discount rates and other factors determined based on current market conditions and expectations.

Changes in the commercial MSRs follow:

Table 59: Commercial Mortgage Servicing Rights

In millions	2016	2015	2014
January 1	$526	$506	$552
Additions:
From loans sold with servicing retained	61	63	53
Purchases	36	55	43
Changes in fair value due to:
Time and payoffs (a)	(92)	(89)	(89)
Other (b)	45	(9)	(53)
December 31	$576	$526	$506
Related unpaid principal balance at December 31	$143,139	$145,823	$143,738
Servicing advances at December 31	$265	$251	$299
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Residential Mortgage Servicing Rights

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

The PNC Financial Services Group, Inc. – Form 10-K 129

Changes in the residential MSRs follow:

Table 60: Residential Mortgage Servicing Rights

In millions	2016	2015	2014
January 1	$1,063	$845	$1,087
Additions:
From loans sold with servicing retained	62	78	85
Purchases	188	316	45
Changes in fair value due to:
Time and payoffs (a)	(168)	(178)	(134)
Other (b)	37	2	(238)
December 31	$1,182	$1,063	$845
Unpaid principal balance of loans serviced for others at December 31	$125,381	$123,466	$108,010
Servicing advances at December 31	$302	$411	$501
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of December 31, 2016 are shown in Tables 61 and 62. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 61 and 62. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 61: Commercial Mortgage Loan Servicing Rights –Key Valuation Assumptions

Dollars in millions	December 31 2016	December 31 2015
Fair value	$576	$526
Weighted-average life (years)	4.6	4.7
Weighted-average constant prepayment rate	8.61%	5.71%
Decline in fair value from 10% adverse change	$11	$10
Decline in fair value from 20% adverse change	$21	$19
Effective discount rate	7.52%	7.49%
Decline in fair value from 10% adverse change	$16	$14
Decline in fair value from 20% adverse change	$31	$29

Table 62: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2016		December 31 2015
Fair value	$1,182		$1,063
Weighted-average life (years)	6.8		6.3
Weighted-average constant prepayment rate	9.41%		10.61%
Decline in fair value from 10% adverse change	$45		$44
Decline in fair value from 20% adverse change	$86		$85
Weighted-average option adjusted spread	850	bps	893	bps
Decline in fair value from 10% adverse change	$37		$34
Decline in fair value from 20% adverse change	$72		$67

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.5 billion for 2016, 2015 and 2014. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

130 The PNC Financial Services Group, Inc. – Form 10-K

NOTE 8 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Table 63: Premises, Equipment and Leasehold Improvements

In millions	December 31 2016	December 31 2015
Premises, equipment and leasehold improvements	$10,410	$10,257
Accumulated depreciation and amortization	(4,888)	(4,349)
Net book value	$5,522	$5,908

Depreciation expense on premises, equipment and leasehold improvements and amortization expense, excluding intangible assets, primarily for capitalized internally developed software was as follows:

Table 64: Depreciation and Amortization Expense

Year ended December 31 In millions	2016	2015	2014
Depreciation	$683	$643	$618
Amortization	46	40	30
Total depreciation and amortization	729	683	648

We lease certain facilities and equipment under agreements expiring at various dates through the year 2081. We account for these as operating leases. Rental expense on such leases was as follows:

Table 65: Lease Rental Expense

Year ended December 31 In millions	2016	2015	2014
Lease rental expense	$442	$460	$414

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $2.5 billion at December  31, 2016. Future minimum annual rentals are as follows:

Table 66: Minimum Annual Lease Rentals

In millions
2017	$381
2018	$356
2019	$301
2020	$251
2021	$208
2022 and thereafter	$1,035

NOTE 9 TIME DEPOSITS

Total time deposits of $17.6 billion at December 31, 2016 have future contractual maturities, including related purchase accounting adjustments, as follows:

Table 67: Time Deposits

In billions
2017	$12.2
2018	$1.0
2019	$0.5
2020	$0.9
2021	$1.0
2022 and thereafter	$2.0

NOTE 10 BORROWED FUNDS

The following shows the carrying value of total borrowed funds of $52.7 billion at December 31, 2016 (including adjustments related to purchase accounting, accounting hedges and unamortized original issuance discounts) by remaining contractual maturity:

Table 68: Borrowed Funds

In billions
2017	$14.4
2018	$12.2
2019	$10.3
2020	$4.6
2021	$2.2
2022 and thereafter	$9.0

The PNC Financial Services Group, Inc. – Form 10-K 131

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of December 31, 2016 and the carrying values as of December  31, 2016 and 2015.

Table 69: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
In millions	2016	2016	2016	2015
Parent Company
Senior debt	2.85%-6.70%	2019-2022	$3,960	$5,265
Subordinated debt	3.90%-6.88%	2017-2024	2,038	2,061
Junior subordinated debt	1.50%	2028	205	205
Subtotal			6,203	7,531
Bank
FHLB (a)	zero-6.50%	2017-2030	17,549	20,108
Senior debt	0.45%-3.30%	2017-2043	19,012	16,033
Subordinated debt	1.32%-6.88%	2017-2025	5,766	6,290
Subtotal			42,327	42,431
Total			$48,530	$49,962
(a)	FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities.

In Table 69, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $118 million and $42 million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(75) million and $67 million, respectively, related to fair value accounting hedges as of December 31, 2016.

Also included in borrowed funds are repurchase agreements. Additionally, certain borrowings are reported at fair value. Refer to Note 6 Fair Value for more information on those borrowings.

Junior Subordinated Debentures

PNC Capital Trust C, a wholly-owned finance subsidiary of PNC, owns junior subordinated debentures issued by PNC with a carrying value of $205 million. In June 1998, PNC Capital Trust C issued $200 million of trust preferred securities which bear interest at an annual rate of 3 month LIBOR plus 57 basis points. The trust preferred securities are currently redeemable by PNC Capital Trust C at par. In accordance with GAAP, the financial statements of the Trust are not included in our consolidated financial statements.

The obligations of PNC, as the parent of the Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of the Trust under the terms of the trust preferred securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on our overall ability to obtain funds from our subsidiaries. For additional disclosure on these funding restrictions, see Note 18 Regulatory Matters. PNC and PNC Bank are also subject to restrictions on dividends and other provisions potentially imposed by the REIT preferred securities, including under the Exchange Agreement with PNC Preferred Funding Trust II, as described in Note 15 Equity.

We are subject to certain restrictions, including restrictions on dividend payments, in connection with the outstanding junior subordinated debentures. Generally, if there is (i) an event of default under the debenture, (ii) we elect to defer interest on the debenture, (iii) we exercise our right to defer payments on the related trust preferred securities, or (iv) there is a default under our guarantee of such payment obligations, then we would be subject during the period of such default or deferral to restrictions on dividends and other provisions protecting the status of the debenture holders similar to or in some ways more restrictive than those potentially imposed under the Exchange Agreement with PNC Preferred Funding Trust II, as described in Note 15 Equity.

NOTE 11 EMPLOYEE BENEFIT PLANS

Pension and Postretirement Plans

We have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Earnings credit percentages for those employees who were plan participants on December 31, 2009 are frozen at the level earned to that point. Earnings credits for all employees who became participants on or after January 1, 2010 are a flat 3% of eligible compensation. All plan participants earn interest on their cash balances based on 30-year Treasury securities rates with those who were participants at December 31, 2009 earning a minimum rate. New participants on or after January 1, 2010 are not subject to the minimum rate. Any pension contributions to the plan are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. We made voluntary contributions of $.3 billion and $.2 billion in December 2016 and February 2015, respectively, to the qualified pension plan.

132 The PNC Financial Services Group, Inc. – Form 10-K

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. PNC reserves the right to terminate or make changes to these plans at any time. The nonqualified pension plan is unfunded. Contributions from PNC and, in the case of the postretirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy as shown in Table 70. In November of 2015, we established a voluntary employee beneficiary association (VEBA) to partially fund postretirement medical and life insurance benefit obligations.

We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension plan follows.

Table 70: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2016	2015	2016	2015	2016	2015
Accumulated benefit obligation at end of year	$4,495	$4,330	$282	$292
Projected benefit obligation at beginning of year	$4,397	$4,499	$298	$322	$368	$379
Service cost	102	107	3	3	6	5
Interest cost	186	177	12	11	15	15
Actuarial (gains)/losses and changes in assumptions	131	(126)	7	(10)	6	(9)
Participant contributions					4	5
Federal Medicare subsidy on benefits paid					1	2
Benefits paid	(269)	(260)	(31)	(28)	(27)	(28)
Settlement payments						(1)
Projected benefit obligation at end of year	$4,547	$4,397	$289	$298	$373	$368
Fair value of plan assets at beginning of year	$4,316	$4,357			$200
Actual return on plan assets	320	19			(7)
Employer contribution	250	200	$31	$28	37	$222
Participant contributions					4	5
Federal Medicare subsidy on benefits paid					1	2
Benefits paid	(269)	(260)	(31)	(28)	(27)	(28)
Settlement payments						(1)
Fair value of plan assets at end of year	$4,617	$4,316	–	–	$208	200
Funded status	$70	$(81)	$(289)	$(298)	$(165)	$(168)
Amounts recognized on the consolidated balance sheet
Noncurrent asset	$70
Current liability			$(27)	$(27)	$(2)	$(2)
Noncurrent liability		$(81)	(262)	(271)	(163)	(166)
Net amount recognized on the consolidated balance sheet	$70	$(81)	$(289)	$(298)	$(165)	$(168)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost (credit)	$(7)	$(13)		$1	$(3)	$(3)
Net actuarial loss	841	794	$74	71	40	22
Amount recognized in AOCI	$834	$781	$74	$72	$37	$19

The PNC Financial Services Group, Inc. – Form 10-K 133

At December 31, 2016, the fair value of the qualified pension plan assets was more than both the accumulated benefit obligation and the projected benefit obligation.

PNC Pension Plan Assets

The long-term investment strategy for pension plan assets in our qualified pension plan (the Plan) is to:

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

The Plan’s named investment fiduciary has the ability to make short to intermediate term asset allocation shifts under the dynamic asset allocation strategy based on factors such as the Plan’s funded status, the named investment fiduciary’s view of return on equities relative to long term expectations, the named investment fiduciary’s view on the direction of interest rates and credit spreads, and other relevant financial or economic factors which would be expected to impact the ability of the Trust to meet its obligation to participants and beneficiaries. Accordingly, the allowable asset allocation ranges have been updated to incorporate the flexibility required by the dynamic allocation policy.

The asset strategy allocations for the Trust at the end of 2016 and 2015, and the target allocation range at the end of 2016, by asset category, are as follows.

Table 71: Asset Strategy Allocations

	Target Allocation Range	Target Percentage of Plan Assets by Strategy at December 31
PNC Pension Plan		2016	2015
Asset Category
Domestic Equity	20 – 40%	28%	32%
International Equity	10 – 25%	21%	23%
Private Equity	0 – 15%	8%	8%
Total Equity	40 – 70%	57%	63%
Domestic Fixed Income	10 – 40%	16%	17%
High Yield Fixed Income	0 – 25%	12%	12%
Total Fixed Income	10 – 65%	28%	29%
Real estate	0 – 15%	5%	5%
Other	0 – 5%	10%	3%
Total	100%	100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total Plan assets held as of December 31, 2016 for equity securities, fixed income securities, real estate and all other assets are 65%, 19%, 5% and 11%, respectively.

We believe that, over the long term, asset allocation is the single greatest determinant of risk. Asset allocation will deviate from the target percentages due to market movement, cash flows, investment manager performance and implementation of shifts under the dynamic asset allocation policy. Material deviations from the asset allocation targets can alter the expected return and risk of the Trust. On the other hand, frequent rebalancing of the asset allocation targets may result in significant transaction costs, which can impair the Trust’s ability to meet its investment objective. Accordingly, the Trust portfolio is periodically rebalanced to maintain asset allocation within the target ranges described above.

In addition to being diversified across asset classes, the Trust is diversified within each asset class. Secondary diversification provides a reasonable basis for the expectation that no single security or class of securities will have a disproportionate impact on the total risk and return of the Trust.

Where investment strategies permit the use of derivatives and/or currency management, language is incorporated in the managers’ guidelines to define allowable and prohibited transactions and/or strategies. Derivatives are typically employed by investment managers to modify risk/return characteristics of their portfolio(s), implement asset allocation changes in a cost effective manner, or reduce transaction costs. Under the managers’ investment guidelines, derivatives may not be used solely for speculation or leverage. Derivatives are to be used only in circumstances where they offer the most efficient economic means of improving the risk/reward profile of the portfolio.

134 The PNC Financial Services Group, Inc. – Form 10-K

Fair Value Measurements

As further described in Note 6 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.

A description of the valuation methodologies used for assets measured at fair value at both December 31, 2016 and December 31, 2015 follows:

•	Money market funds are valued at the net asset value of the shares held by the pension plan at year end.
•

U.S. government and agency securities, corporate debt and common stock are valued at the closing price reported on the active market on which the individual securities are traded. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Such securities are generally classified within Level 2 of the valuation hierarchy but may be a Level 3 depending on the level of liquidity and activity in the market for the security.

•

Other investments held by the pension plan include derivative financial instruments, which are recorded at estimated fair value as determined by third-party appraisals and pricing models, and group annuity contracts, which are measured at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. Also included in other investments is preferred stock valued at the closing price reported on an active market on which the securities are traded.

•

Investments measured at net asset value include collective trust fund investments and limited partnerships. Collective trust fund investments are valued based upon the units of such collective trust fund held by the Plan at year end multiplied by the respective unit value. The unit value of the collective trust fund is based upon significant observable inputs, although it is not based upon quoted marked prices in an active market. The underlying investments of the collective trust funds consist primarily of equity securities, debt obligations, short-term investments, and other marketable securities. Due to the nature of these securities, there are no unfunded commitments or redemption restrictions. Limited partnerships are valued by investment managers based on recent financial information used to estimate fair value. The unit value of limited partnerships is based upon significant observable inputs, although it is not based upon quoted marked prices in an active market. In accordance with ASC 820-10, collective trust fund investments and limited partnerships are not classified in the fair value hierarchy.

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

The PNC Financial Services Group, Inc. – Form 10-K 135

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2016 and 2015.

Table 72: Pension Plan Assets – Fair Value Hierarchy

	Fair Value Measurements Using:
In millions	December 31, 2016 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest bearing cash	$45	$35	$10
Money market funds	404	404
U.S. government and agency securities	285	158	127
Corporate debt	580		572	$8
Common stock	652	645	7
Other	60		60
Investments measured at net asset value (a)	2,591
Total	$4,617	$1,242	$776	$8

	Fair Value Measurements Using:
In millions	December 31, 2015 Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$154	$154
U.S. government and agency securities	324	186	$138
Corporate debt	575		568	$7
Common stock	660	630	30
Other	25	1	24
Investments measured at net asset value (a)	2,578
Total	$4,316	$971	$760	$7
(a)	In accordance with ASC 820-10, collective trust fund investments and limited partnerships are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheet.

The following table provides information regarding our estimated future cash flows related to our various plans.

Table 73: Estimated Cash Flows

	Pension Plans		Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2017 employer contributions		$27	$29	$1
Estimated future benefit payments
2017	$285	$28	$29	$1
2018	$300	$29	$30	$1
2019	$310	$26	$29	$1
2020	$311	$25	$29	$1
2021	$312	$24	$28	$1
2022-2026	$1,563	$104	$132	$2

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. Notwithstanding the contributions, we do not expect to be required to make a contribution to the qualified plan for 2017 based on the funding calculations under the Pension Protection Act of 2006. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions. Estimated cash flows reflect the partial funding of postretirement medical and life insurance obligations in the VEBA.

136 The PNC Financial Services Group, Inc. – Form 10-K

The components of net periodic benefit cost/(income) and other amounts recognized in Other comprehensive income (OCI) were as follows.

Table 74: Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net periodic cost consists of:
Service cost	$102	$107	$103	$3	$3	$3	$6	$5	$5
Interest cost	186	177	187	12	11	12	15	15	16
Expected return on plan assets	(281)	(297)	(289)				(6)
Amortization of prior service cost/(credit)	(7)	(9)	(8)				(1)	(1)	(2)
Amortization of actuarial (gain)/loss	45	31		5	7	4
Net periodic cost (benefit)	45	9	(7)	20	21	19	14	19	19
Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Current year prior service cost/(credit)			(7)
Amortization of prior service (cost)/credit	7	9	8				1	1	2
Current year actuarial loss/(gain)	91	152	434	7	(10)	40	17	(9)	4
Amortization of actuarial gain/(loss)	(45)	(31)		(5)	(7)	(4)
Total recognized in OCI	53	130	435	2	(17)	36	18	(8)	6
Total amounts recognized in net periodic cost and OCI	$98	$139	$428	$22	$4	$55	$32	$11	$25

The weighted-average assumptions used (as of the beginning of each year) to determine the net periodic costs shown in Table 74 were as follows.

Table 75: Net Periodic Costs – Assumptions

	Net Periodic Cost Determination
Year ended December 31	2016	2015	2014
Discount rate
Qualified pension	4.25%	3.95%	4.75%
Nonqualified pension	3.95%	3.65%	4.35%
Postretirement benefits	4.15%	3.80%	4.50%
Rate of compensation increase (average)	3.50%	4.00%	4.00%
Assumed health care cost trend rate
Initial trend	7.25%	7.50%	7.75%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2025	2025	2025
Expected long-term return on plan assets	6.75%	6.75%	7.00%

The weighted-average assumptions used (as of the end of each year) to determine year end obligations for pension and postretirement benefits were as follows.

Table 76: Other Pension Assumptions

Year ended December 31	2016	2015
Discount rate
Qualified pension	4.00%	4.25%
Nonqualified pension	3.80%	3.95%
Postretirement benefits	3.90%	4.15%
Rate of compensation increase (average)	3.50%	3.50%
Assumed health care cost trend rate
Initial trend	7.00%	7.25%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2025	2025

The discount rates are determined independently for each plan by comparing the expected future benefits that will be paid under each plan with yields available on high quality corporate bonds of similar duration. For this analysis, 10% of bonds with the highest yields and 40% with the lowest yields were removed from the bond universe.

The PNC Financial Services Group, Inc. – Form 10-K 137

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. For purposes of setting and reviewing this assumption, “long term” refers to the period over which the plan’s projected benefit obligations will be disbursed. We review this assumption at each measurement date and adjust it if warranted. Our selection process references certain historical data and the current environment, but primarily utilizes qualitative judgment regarding future return expectations. We also examine the assumption used by other companies with similar pension investment strategies. Taking into account all of these factors, the expected long-term return on plan assets for determining net periodic pension cost for 2016 was 6.75%. We are reducing our expected long-term return on assets to 6.375% for determining pension cost for 2017. This decision was made after considering the views of both internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective equity and fixed income returns.

PNC’s net periodic benefit cost recognized for the plans is sensitive to the discount rate and expected long-term return on plan assets. With all other assumptions held constant, a .5% decline in the discount rate would have resulted in an immaterial increase in net periodic benefit cost for the qualified pension plan in 2016, and to be recognized in 2017. For the nonqualified pension plan and postretirement benefits, a .5% decline in the discount rate would also have resulted in an immaterial increase in net periodic benefit cost.

The health care cost trend rate assumptions shown in Tables 75 and 76 relate only to the postretirement benefit plans. The effect of a one-percentage-point increase or decrease in assumed health care cost trend rates would be insignificant.

Defined Contribution Plans

The PNC Incentive Savings Plan (ISP) is a qualified defined contribution plan that covers all of our eligible employees. Effective January 1, 2015, newly-hired full time employees and part-time employees who became eligible to participate in the ISP after that date are automatically enrolled in the ISP with a deferral rate equal to 4% of eligible compensation in the absence of an affirmative election otherwise. Employee benefits expense related to the ISP was $.1 billion in 2016, 2015 and 2014, representing cash contributed to the ISP by PNC.

The ISP is a 401(k) Plan and includes an employee stock ownership (ESOP) feature. Employee contributions are invested in a number of investment options, including pre mixed portfolios and individual core funds, available under the ISP at the direction of the employee.

NOTE 12 STOCK BASED COMPENSATION PLANS

We have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted shares, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of each year.

Total compensation expense recognized related to all share-based payment arrangements was approximately $.2 billion during each of 2016, 2015 and 2014. The total tax benefit recognized related to compensation expense on all share-based payment arrangements was approximately $.1 billion during each of 2016, 2015 and 2014. At December 31, 2016, there was $.2 billion of unamortized share-based compensation expense related to nonvested equity compensation arrangements granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than five years.

Nonqualified Stock Options

We did not grant any stock options in 2016, 2015 or 2014. Prior to 2014, options were granted at exercise prices not less than the market value of a share of common stock on the grant date. Generally, options become exercisable in installments after the grant date. No option can be exercised after 10 years from its grant date. Payment of the option exercise price may be in cash or by surrendering shares of common stock at market value on the exercise date. The exercise price may also be paid by using previously owned shares.

The following table represents the stock option activity for 2016.

Table 77: Stock Options – Rollforward (a)

Year ended December 31, 2016 In millions except weighted- average data	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1	5	$55.50
Exercised	(2)	$56.43
Outstanding, December 31	3	$55.16	2.7 years	$181
Vested and exercisable, December 31	3	$55.16	2.7 years	$181
(a)	Cancelled stock options during 2016 were insignificant.

To determine stock-based compensation expense, the grant date fair value is applied to the options granted with a reduction for estimated forfeitures. We recognize compensation expense for stock options on a straight-line basis over the specified vesting period.

138 The PNC Financial Services Group, Inc. – Form 10-K

At December 31, 2015 and 2014, options for 5 million and 6 million shares of common stock were exercisable at a weighted-average price of $55.42 and $56.21, respectively. The total intrinsic value of options exercised was approximately $.1 billion during 2016, 2015 and 2014.

Cash received from option exercises under all Incentive Plans for 2016, 2015 and 2014 was approximately $.1 billion, $.1 billion and $.2 billion, respectively. The tax benefit realized from option exercises under all Incentive Plans was insignificant for 2016, 2015 and 2014.

Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plans were approximately 39 million shares at December 31, 2016. Total shares of PNC common stock authorized for future issuance under all equity compensation plans totaled approximately 40 million shares at December 31, 2016.

During 2016, we issued approximately 2 million common shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize primarily treasury stock for any future stock option exercises.

Incentive/Performance Unit Awards and Restricted Share/Restricted Share Unit Awards

The fair value of nonvested incentive/performance unit awards and restricted share/restricted share unit awards is initially determined based on prices not less than the market value of our common stock on the date of grant with a reduction for estimated forfeitures. The value of certain incentive/performance unit awards is subsequently remeasured based on the achievement of one or more financial and other performance goals. Additionally, certain incentive/performance unit awards require subsequent adjustment to their current market value due to certain discretionary risk review triggers.

The weighted-average grant date fair value of incentive/performance unit awards and restricted share/restricted share unit awards granted in 2016, 2015 and 2014 was $78.37, $91.57 and $80.79 per share, respectively. The total intrinsic value of incentive/performance unit and restricted share/restricted share unit awards vested during 2016, 2015 and 2014 was approximately $.1 billion, $.2 billion and $.1 billion, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.

Table 78: Nonvested Incentive/Performance Unit Awards and Restricted Share/Restricted Share Unit Awards –Rollforward (a)

Shares in millions	Nonvested Incentive/ Performance Units Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Share/ Restricted Share Units	Weighted- Average Grant Date Fair Value
December 31, 2015	2	$79.27	3	$79.26
Granted (b)	1	$77.77	1	$78.71
Vested/Released (b)	(1)	$71.59	(1)	$65.53
December 31, 2016	2	$81.42	3	$83.27
(a)	Forfeited awards during 2016 were insignificant.
(b)	Includes adjustments for achieving specific performance goals for Incentive/Performance Unit Share Awards granted in prior periods.

In Table 78, the units and related weighted-average grant date fair value of the incentive/performance unit share awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying shares are issued to the participants.

BlackRock Long-term Incentive Plans (LTIP)

BlackRock adopted the 2002 LTIP program to help attract and retain qualified professionals. At that time, we agreed to transfer up to four million shares of BlackRock common stock to fund a portion of the 2002 LTIP program and future LTIP programs approved by BlackRock’s Board of Directors.

In 2009, our obligation to deliver any remaining BlackRock common shares was replaced with an obligation to deliver shares of BlackRock’s Series C Preferred Stock held by us.

In 2016, we transferred .5 million shares of BlackRock Series C Preferred Stock to BlackRock in connection with our obligation. At December 31, 2016, we held approximately .8 million shares of BlackRock Series C Preferred Stock which were available to fund our obligations. See Note 23 Subsequent Events for information on our February 1, 2017 transfer of .5 million shares of the Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation.

We account for our BlackRock Series C Preferred Stock at fair value, which offsets the impact of marking-to-market the obligation to deliver these shares to BlackRock. See Note 6 Fair Value for additional information regarding the valuation of the BlackRock Series C Preferred Stock.

The PNC Financial Services Group, Inc. – Form 10-K 139

NOTE 13 FINANCIAL DERIVATIVES

We use derivative financial instruments primarily to help manage exposure to interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows. We also enter into derivatives with customers to facilitate their risk management activities. Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract.

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

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us:

Table 79: Total Gross Derivatives

	December 31, 2016			December 31, 2015
In millions	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for hedging under GAAP
Interest rate contracts (c):
Fair value hedges	$34,010	$551	$214	$31,690	$712	$171
Cash flow hedges	20,831	313	71	19,279	416	3
Foreign exchange contracts:
Net investment hedges	945	25		1,105	31
Total derivatives designated for hedging	$55,786	$889	$285	$52,074	$1,159	$174
Derivatives not used for hedging under GAAP
Derivatives used for mortgage banking activities (d):
Interest rate contracts:
Swaps	$49,071	$783	$505	$41,527	$835	$462
Futures (e)	36,264			36,127
Mortgage-backed commitments	13,317	96	56	13,039	47	22
Other	31,907	28	4	7,289	29	15
Subtotal	130,559	907	565	97,982	911	499
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	173,777	2,373	2,214	157,041	2,507	2,433
Futures (e)	4,053			1,673
Mortgage-backed commitments	2,955	10	8	1,910	5	2
Other	16,203	55	53	16,083	104	24
Subtotal	196,988	2,438	2,275	176,707	2,616	2,459
Foreign exchange contracts and other	21,889	342	309	15,914	196	202
Subtotal	218,877	2,780	2,584	192,621	2,812	2,661
Derivatives used for other risk management activities:
Foreign exchange contracts and other (f)	5,581	40	405	5,299	59	468
Total derivatives not designated for hedging	$355,017	$3,727	$3,554	$295,902	$3,782	$3,628
Total gross derivatives	$410,803	$4,616	$3,839	$347,976	$4,941	$3,802
Less: Impact of legally enforceable master netting agreements		(2,460)	(2,460)		(2,554)	(2,554)
Less: Cash collateral received/paid		(657)	(484)		(551)	(608)
Total derivatives		$1,499	$895		$1,836	$640
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Represents primarily swaps.
(d)	Includes both residential and commercial mortgage banking activities.
(e)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.
(f)	Includes our obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

140 The PNC Financial Services Group, Inc. – Form 10-K

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

Fair Value Hedges

We enter into receive-fixed, pay-variable interest rate swaps to hedge changes in the fair value of outstanding fixed-rate debt caused by fluctuations in market interest rates. We also enter into pay-fixed, receive-variable interest rate swaps and zero-coupon swaps to hedge changes in the fair value of fixed rate and zero-coupon investment securities caused by fluctuations in market interest rates. For these hedge relationships, we use statistical regression analysis to assess hedge effectiveness at both the inception of the hedge relationship and on an ongoing basis. There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for all periods presented.

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 80: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges (a)

			Year ended
			December 31, 2016		December 31, 2015			December 31, 2014
In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income		Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
Interest rate contracts	U.S. Treasury and Government Agencies and Other Debt Securities	Investment securities (interest income)	$142	$(141)	(b )	(b	)	$(111)	$116
Interest rate contracts	Subordinated Debt and Bank Notes and Senior Debt	Borrowed funds (interest expense)	(332)	299	$(108)	$67		123	(158)
Total (a)			$(190)	$158	$(108)	$67		$12	$(42)
(a)	The difference between the gains (losses) recognized in income on derivatives and their related hedged items represents the ineffective portion of the change in value of our fair value hedge derivatives.
(b)	The gains (losses) on derivatives and their related hedged items recognized in income were less than $.5 million.

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

The PNC Financial Services Group, Inc. – Form 10-K 141

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

In the 12 months that follow December 31, 2016, we expect to reclassify net derivative gains of $186 million pretax, or $120 million after-tax, from Accumulated other comprehensive income to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2016. As of December 31, 2016, the maximum length of time over which forecasted transactions are hedged is five years. During 2016, 2015 and 2014, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy for all periods presented.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 81: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Year ended December 31
In millions	2016	2015	2014
Gains (losses) on derivatives recognized in OCI – (effective portion)	$100	$415	$431
Less: Gains (losses) reclassified from accumulated OCI into income – (effective portion)
Interest income	$253	$293	$263
Noninterest income		(5)
Total gains (losses) reclassified from accumulated OCI into income – (effective portion)	$253	$288	$263
Net unrealized gains (losses) on cash flow hedge derivatives	$(153)	$127	$168
(a)	All cash flow hedge derivatives are interest rate contracts as of December 31, 2016, December 31, 2015 and December 31, 2014.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not significant for the periods presented.

Net Investment Hedges

We enter into foreign currency forward contracts to hedge non-U.S. Dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. For 2016, 2015 and 2014, there was no net investment hedge ineffectiveness. Net gains on net investment hedge derivatives recognized in OCI were $186 million in 2016, $60 million in 2015 and $54 million in 2014.

Derivatives Not Designated As Hedging Instruments under GAAP

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

142 The PNC Financial Services Group, Inc. – Form 10-K

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

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The notional amount of risk participation agreements sold was $4.3 billion at December 31, 2016 and $2.5 billion at December 31, 2015. Assuming all underlying third party customers referenced in the swap contracts defaulted, the exposure from these agreements would be $.1 billion at both December 31, 2016 and December 31, 2015 based on the fair value of the underlying swaps.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 82: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Year ended December 31
In millions	2016	2015	2014
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$152	$220	$318
Derivatives used for customer-related activities:
Interest rate contracts	$78	$71	$41
Foreign exchange contracts and other	84	78	46
Gains (losses) from customer-related activities (b)	$162	$149	$87
Derivatives used for other risk management activities:
Interest rate contracts			$(19)
Foreign exchange contracts and other (c)	$(7)	$282	54
Gains (losses) from other risk management activities (b)	$(7)	$282	$35
Total gains (losses) from derivatives not designated as hedging instruments	$307	$651	$440
(a)	Included in Residential mortgage, Corporate services and Other noninterest income.
(b)	Included in Other noninterest income.
(c)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

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

The PNC Financial Services Group, Inc. – Form 10-K 143

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

Table 83 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of December 31, 2016 and December 31, 2015. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 83: Derivative Assets and Liabilities Offsetting

	Gross Fair Value	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value		Securities Collateral Held / (Pledged) Under Master Netting Agreements	Net Amounts
December 31, 2016 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts:
Cleared	$1,498	$940	$480	$78			$78
Exchange-traded	9			9			9
Over-the-counter	2,702	1,358	164	1,180		$62	1,118
Foreign exchange and other contracts	407	162	13	232			232
Total derivative assets	$4,616	$2,460	$657	$1,499	(a)	$62	$1,437
Derivative liabilities
Interest rate contracts:
Cleared	$1,060	$940	$25	$95			$95
Exchange-traded	1			1			1
Over-the-counter	2,064	1,395	431	238			238
Foreign exchange and other contracts	714	125	28	561			561
Total derivative liabilities	$3,839	$2,460	$484	$895	(b)		$895

December 31, 2015 In millions
Derivative assets
Interest rate contracts:
Cleared	$1,003	$779	$195	$29			$29
Over-the-counter	3,652	1,645	342	1,665		$178	1,487
Foreign exchange and other contracts	286	130	14	142		2	140
Total derivative assets	$4,941	$2,554	$551	$1,836	(a)	$180	$1,656
Derivative liabilities
Interest rate contracts:
Cleared	$855	$779	$57	$19			$19
Exchange-traded	1			1			1
Over-the-counter	2,276	1,687	530	59			59
Foreign exchange and other contracts	670	88	21	561			561
Total derivative liabilities	$3,802	$2,554	$608	$640	(b)		$640
(a)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(b)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

144 The PNC Financial Services Group, Inc. – Form 10-K

Table 83 includes over-the-counter (OTC) derivatives, cleared derivatives, and exchange-traded derivatives. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or cleared through a central clearing house. The majority of OTC derivatives are governed by ISDA documentation or other legally enforceable industry standard master netting agreements. Cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. Exchange-traded derivatives represent standardized futures and options contracts executed directly on an organized exchange.

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits, and monitoring procedures.

At December 31, 2016, we held cash, U.S. government securities and mortgage-backed securities totaling $1.0 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.3 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2016 was $1.0 billion for which we had posted collateral of $.6 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2016 would be $.4 billion.

NOTE 14 EARNINGS PER SHARE

Table 84: Basic and Diluted Earnings Per Common Share

In millions, except per share data	2016	2015	2014
Basic
Net income	$3,985	$4,143	$4,207
Less:
Net income attributable to noncontrolling interests	82	37	23
Preferred stock dividends and discount accretion and redemptions	215	225	237
Net income attributable to common shares	3,688	3,881	3,947
Less:
Dividends and undistributed earnings allocated to participating securities	26	17	11
Net income attributable to basic common shares	$3,662	$3,864	$3,936
Basic weighted-average common shares outstanding	494	514	529
Basic earnings per common share (a)	$7.42	$7.52	$7.44
Diluted
Net income attributable to basic common shares	$3,662	$3,864	$3,936
Less: Impact of BlackRock earnings per share dilution	12	18	18
Net income attributable to diluted common shares	$3,650	$3,846	$3,918
Basic weighted-average common shares outstanding	494	514	529
Dilutive potential common shares	6	7	8
Diluted weighted-average common shares outstanding	500	521	537
Diluted earnings per common share (a)	$7.30	$7.39	$7.30
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

The PNC Financial Services Group, Inc. – Form 10-K 145

NOTE 15 EQUITY

Preferred Stock

The following table provides the number of preferred shares issued and outstanding, the liquidation value per share and the number of authorized preferred shares that are available for future use.

Table 85: Preferred Stock – Authorized, Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2016	2015
Authorized
$1 par value		16,593	16,588
Issued and outstanding
Series B	$40	1	1
Series O	$100,000	10	10
Series P	$100,000	15	15
Series Q	$100,000	5	5
Series R	$100,000	5	5
Series S	$100,000	5
Total issued and outstanding		41	36

The following table discloses information related to the preferred stock outstanding as of December 31, 2016.

Table 86: Terms of Outstanding Preferred Stock

Preferred Stock	Issue Date	Number of Depositary Shares Issued	Fractional Interest in a share of preferred stock represented by each Depositary Share	Dividend Dates (a)	Annual Per Share Dividend Rate	Optional Redemption Date (b)
Series B (c)	(c)	N/A	N/A	Quarterly from March 10th	$1.80	None
Series O (d)	July 27, 2011	1 million	1/100th	Semi-annually beginning on February 1, 2012 until August 1, 2021 Quarterly beginning on November 1, 2021	6.75% until August 1, 2021 3 Mo. LIBOR plus 3.678% per annum beginning on August 1, 2021	August 1, 2021
Series P (d)	April 24, 2012	60 million	1/4,000th	Quarterly beginning on August 1, 2012	6.125% until May 1, 2022 3 Mo. LIBOR plus 4.0675% per annum beginning on May 1, 2022	May 1, 2022
Series Q (d)	September 21, 2012 October 9, 2012	18 million 1.2 million	1/4,000th	Quarterly beginning on December 1, 2012	5.375%	December 1, 2017
Series R (d)	May 7, 2013	500,000	1/100th	Semi-annually beginning on December 1, 2013 until June 1, 2023 Quarterly beginning on September 1, 2023	4.85% until June 1, 2023 3 Mo. LIBOR plus 3.04% per annum beginning June 1, 2023	June 1, 2023
Series S (d)	November 1, 2016	525,000	1/100th	Semi-annually beginning on May 1, 2017 until November 1, 2026 Quarterly beginning on February 1, 2027	5.00% until November 1, 2026 3 Mo. LIBOR plus 3.30% per annum beginning November 1, 2026	November 1, 2026

(a)	Dividends are payable when, as, and if declared by our Board of Directors or an authorized committee of our Board of Directors.
(b)	Redeemable at our option on or after the date stated. With the exception of the Series B preferred stock, redeemable at our option within 90 days of a regulatory capital treatment event as defined in the designations.
(c)	Cumulative preferred stock. Holders of Series B preferred stock are entitled to 8 votes per share, which is equal to the number of full shares of common stock into which the Series B preferred stock is convertible. The Series B preferred stock was issued in connection with the consolidation of Pittsburgh National Corporation and Provident National Corporation in 1983.
(d)	Non-Cumulative preferred stock.

146 The PNC Financial Services Group, Inc. – Form 10-K

Our Series K preferred stock was issued on May 21, 2008. Dividends were paid at a rate of 8.25% until May 21, 2013 and at a rate of three month LIBOR plus 422 basis points beginning May 21, 2013. On May 4, 2015, we redeemed all 500,000 depositary shares representing interests in our Series K preferred stock and all 50,000 shares of Series K preferred stock underlying such depositary shares, resulting in a net outflow of $500 million.

We have authorized but unissued Series H and Series I preferred stock. As described below in the Perpetual Trust Securities portion of the Noncontrolling Interests section of this Note, the PNC Preferred Funding Trust II securities are automatically exchangeable into shares of PNC Series I preferred stock under certain conditions relating to the capitalization or the financial condition of PNC Bank and upon the direction of the Office of the Comptroller of the Currency (OCC). The Series A preferred stock of PNC REIT Corp. is also automatically exchangeable under similar conditions into shares of PNC Series H preferred stock.

Warrants

We had 11.3 million and 13.4 million warrants outstanding as of December 31, 2016 and 2015, respectively. The reduction was due to 2.1 million warrants that were exercised during 2016. Each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.33 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. In 2016, we issued 0.7 million common shares resulting from the exercise of the warrants. The issuance of these shares resulted in a reclassification within Capital surplus with no impact on our Shareholders’ equity. These warrants were sold by the U.S. Treasury in a secondary public offering that closed on May 5, 2010 after the U.S. Treasury exchanged its TARP Warrant (issued on December 31, 2008 under the TARP Capital Purchase Program) for 16.9 million warrants. These warrants expire December 31, 2018.

Other Shareholders’ Equity Matters

We have a dividend reinvestment and stock purchase plan. Holders of PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were 0.3 million shares for 2016, 2015 and 2014.

At December 31, 2016, we had reserved approximately 119 million common shares to be issued in connection with certain stock plans.

We repurchased 4.4 million shares in 2015 under the stock repurchase program that the Board of Directors approved effective October 4, 2007. Effective March 31, 2015, the Board of Directors terminated this share repurchase program and effective April 1, 2015 the Board of Directors replaced it with a new stock repurchase program authorization in the amount of up to 100 million shares of PNC common stock which may be purchased on the open market or in privately negotiated transactions. Under this program, we repurchased 17.9 million shares in 2015 and 22.8 million shares in 2016. A maximum amount of 59.3 million shares remained available for repurchase under this program at December 31, 2016. This program will remain in effect until fully utilized or until modified, superseded or terminated.

Noncontrolling Interests

Perpetual Trust Securities

In December 2006, one of our indirect subsidiaries, PNC REIT Corp., sold $500 million of 6.517% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust I Securities”) of PNC Preferred Funding Trust I (“Trust I”), in a private placement. PNC REIT Corp. had previously acquired the Trust I Securities from the trust in exchange for an equivalent amount of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Securities (the “LLC Preferred Securities”), of PNC Preferred Funding LLC, (the “LLC”), held by PNC REIT Corp. The LLC’s initial material assets consist of indirect interests in mortgages and mortgage-related assets previously owned by PNC REIT Corp. The rate on these securities at December 31, 2016 was 2.613%.

In March 2007, the LLC, sold $500 million of 6.113% Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (the “Trust II Securities”) of PNC Preferred Funding Trust II (“Trust II”) in a private placement. In connection with the private placement, Trust II acquired $500 million of LLC Preferred Securities, from the LLC. The rate on these securities at December 31, 2016 was 2.186%.

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

The PNC Financial Services Group, Inc. – Form 10-K 147

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

Any redemption is subject to compliance with the applicable Replacement Capital Covenant (see Table 87) and approval of the OCC.

PNC REIT Corp. owns 100% of the LLC’s common voting securities. As a result, the LLC is an indirect subsidiary of PNC and is consolidated on our Consolidated Balance Sheet. Trust I and Trust II’s investment in the LLC Preferred Securities is characterized as a noncontrolling interest on our Consolidated Balance Sheet since we are not the primary beneficiary of Trust I and Trust II. This noncontrolling interest totaled $1.0 billion at December 31, 2016.

Information related to the capital covenants and contractual commitments of the perpetual trust securities, including limitations potentially imposed on PNC and PNC Bank’s payment of dividends on their respective equity capital securities, follows.

Table 87: Summary of Replacement Capital Covenants of Perpetual Trust Securities

Replacement Capital Covenant (RCC) (a)	Trust	Description of Capital Covenants
Trust I RCC	Trust I	Neither we nor our subsidiaries (other than PNC Bank and its subsidiaries) would purchase the Trust Securities, the LLC Preferred Securities or the PNC Bank Preferred Stock unless such repurchases or redemptions are made from proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the Trust I RCC.
Trust II RCC	Trust II	Until March 29, 2017, neither we nor our subsidiaries would purchase or redeem the Trust II Securities, the LLC Preferred Securities or the Series I Preferred Stock unless such repurchases or redemptions are made from proceeds of the issuance of certain qualified securities and pursuant to the other terms and conditions set forth in the Trust II RCC.
(a)	As of December 31, 2016, each of the Trust I RCC and the Trust II RCC are for the benefit of PNC Capital Trust C as the sole holder of $200 million of junior subordinated debentures issued in June 1998. See Note 10 Borrowed Funds for additional information regarding these debentures.

Table 88: Summary of Contractual Commitments of Perpetual Trust Securities

Trust	Description of Restrictions on Dividend Payments (a)
Trust I (b)	If full dividends are not paid in a dividend period, neither PNC Bank nor its subsidiaries will declare or pay dividends or other distributions with respect to, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its equity capital securities during the next succeeding period (other than to holders of the LLC Preferred Securities and any parity equity securities issued by the LLC). (c)
Trust II (d)	If full dividends are not paid in a dividend period, PNC will not declare or pay dividends with respect to, or redeem, purchase or acquire, any of its equity capital securities during the next succeeding dividend period. (e)
(a)	Applies to the applicable Trust Securities and the LLC Preferred Securities.
(b)	Contractual commitments made by PNC Bank.
(c)	Except: (i) in the case of dividends payable to subsidiaries of PNC Bank, to PNC Bank or another wholly-owned subsidiary of PNC Bank or (ii) in the case of dividends payable to persons that are not subsidiaries of PNC Bank, to such persons only if, (A) in the case of a cash dividend, PNC has first irrevocably committed to contribute amounts at least equal to such cash dividend or (B) in the case of in-kind dividends payable by PNC REIT Corp., PNC has committed to purchase such in-kind dividend from the applicable PNC REIT Corp. holders in exchange for a cash payment representing the market value of such in-kind dividend, and PNC has committed to contribute such in-kind dividend to PNC Bank.
(d)	Contractual commitments made by PNC.
(e)	Except for: (i) purchases, redemptions or other acquisitions of shares of capital stock of PNC in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of employees, officers, directors or consultants, (ii) purchases of shares of common stock of PNC pursuant to a contractually binding requirement to buy stock existing prior to the commencement of the extension period, including under a contractually binding stock repurchase plan, (iii) any dividend in connection with the implementation of a shareholders’ rights plan, or the redemption or repurchase of any rights under any such plan, (iv) as a result of any exchange or conversion of any class or series of PNC’s capital stock for any other class or series of PNC’s capital stock, (v) the purchase of fractional interests in shares of PNC capital stock pursuant to the conversion or exchange provisions of such stock or the security being converted or exchanged or (vi) any stock dividends paid by PNC where the dividend stock is the same stock as that on which the dividend is being paid.

148 The PNC Financial Services Group, Inc. – Form 10-K

See Note 23 Subsequent Events for discussion of our February 2017 announcement of our March 2017 redemption of the Trust I Securities and the Trust II Securities.

NOTE 16 OTHER COMPREHENSIVE INCOME

Details of other comprehensive income (loss) are as follows:

Table 89: Other Comprehensive Income

In millions	2016	2015	2014
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$(329)	$(494)	$410
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	24	27	31
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	16	48	4
Net increase (decrease), pre-tax	(369)	(569)	375
Effect of income taxes	135	208	(137)
Net increase (decrease), after-tax	(234)	(361)	238
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	61	(17)	68
Less: OTTI losses realized on securities reclassified to noninterest income	(2)	(4)	(11)
Net increase (decrease), pre-tax	63	(13)	79
Effect of income taxes	(23)	5	(29)
Net increase (decrease), after-tax	40	(8)	50
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	100	415	431
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	219	270	251
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	34	23	12
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income		(5)
Net increase (decrease), pre-tax	(153)	127	168
Effect of income taxes	56	(47)	(61)
Net increase (decrease), after-tax	(97)	80	107
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	(41)	(82)	(440)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	50	38	4
Amortization of prior service cost (credit) reclassified to other noninterest expense	(8)	(10)	(10)
Net increase (decrease), pre-tax	1	(54)	(446)
Effect of income taxes		20	163
Net increase (decrease), after-tax	1	(34)	(283)
Other
PNC’s portion of BlackRock’s OCI	(63)	(39)	(36)
Net investment hedge derivatives	186	60	54
Foreign currency translation adjustments	(182)	(63)	(57)
Net increase (decrease), pre-tax	(59)	(42)	(39)
Effect of income taxes	(46)	(8)	(6)
Net increase (decrease), after-tax	(105)	(50)	(45)
Total other comprehensive income, pre-tax	(517)	(551)	137
Total other comprehensive income, tax effect	122	178	(70)
Total other comprehensive income, after-tax	$(395)	$(373)	$67

The PNC Financial Services Group, Inc. – Form 10-K 149

Table 90: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at December 31, 2013	$409	$24	$243	$(237)	$(3)	$436
Net activity	238	50	107	(283)	(45)	67
Balance at December 31, 2014	$647	$74	$350	$(520)	$(48)	$503
Net activity	(361)	(8)	80	(34)	(50)	(373)
Balance at December 31, 2015	$286	$66	$430	$(554)	$(98)	$130
Net Activity	(234)	40	(97)	1	(105)	(395)
Balance at December 31, 2016	$52	$106	$333	$(553)	$(203)	$(265)

NOTE 17 INCOME TAXES

The components of income tax expense are as follows:

Table 91: Components of Income Tax Expense

Year ended December 31 In millions	2016	2015	2014
Current
Federal	$871	$927	$1,084
State	71	33	68
Total current	942	960	1,152
Deferred
Federal	301	320	220
State	25	84	35
Total deferred	326	404	255
Total	$1,268	$1,364	$1,407

Significant components of deferred tax assets and liabilities are as follows:

Table 92: Deferred Tax Assets and Liabilities

December 31 – in millions	2016	2015
Deferred tax assets
Allowance for loan and lease losses	$976	$1,032
Compensation and benefits	548	654
Partnership investments	307	295
Loss and credit carryforward	460	502
Accrued expenses	505	542
Other	252	320
Total gross deferred tax assets	3,048	3,345
Valuation allowance	(75)	(61)
Total deferred tax assets	2,973	3,284
Deferred tax liabilities
Leasing	1,374	1,413
Goodwill and intangibles	312	320
Fixed assets	391	391
Net unrealized gains on securities and financial instruments	284	453
BlackRock basis difference	2,361	2,327
Other	617	542
Total deferred tax liabilities	5,339	5,446
Net deferred tax liability	$2,366	$2,162

150 The PNC Financial Services Group, Inc. – Form 10-K

A reconciliation between the statutory and effective tax rates follows:

Table 93: Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2016	2015		2014
Statutory tax rate	35.0%	35.0%		35.0%
Increases (decreases) resulting from
State taxes net of federal benefit	1.2	1.4		1.2
Tax-exempt interest	(2.4)	(2.3)		(2.2)
Life insurance	(1.9)	(1.7)		(1.7)
Dividend received deduction	(1.8)	(1.7)		(1.5)
Tax credits	(4.4)	(3.9)		(4.4)
Other	(1.6)	(2.0	)(a)	(1.3)
Effective tax rate	24.1%	24.8%		25.1%
(a)	Includes tax benefits associated with settlement of acquired entity tax contingencies.

The net operating loss carryforwards at December  31, 2016 and 2015 follow:

Table 94: Net Operating Loss Carryforwards

Dollars in millions	December 31 2016	December 31 2015	Expiration
Net Operating Loss Carryforwards:
Federal	$759	$878	2032
State	$2,345	$2,272	2017 – 2036

The majority of the tax credit carryforwards expire in 2032 and were insignificant at December 31, 2016 and December 31, 2015. All federal and most state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. We anticipate that we will be able to fully utilize our carryforwards for federal tax purposes, but we have recorded an insignificant valuation allowance against certain state tax carryforwards as of December 31, 2016. If select uncertain tax positions were successfully challenged by a state, the state net operating losses listed in Table 94 could be reduced by an insignificant amount.

As of December 31, 2016, we had approximately $.1 billion of earnings attributed to foreign subsidiaries that have been indefinitely reinvested for which no incremental U.S. income tax provision has been recorded.

Retained earnings included $.1 billion at both December 31, 2016 and December 31, 2015 in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Table 95: Change in Unrecognized Tax Benefits

In millions	2016	2015	2014
Balance of gross unrecognized tax benefits at January 1	$26	$77	$110
Increases:
Positions taken during a prior period	14	17
Decreases:
Positions taken during a prior period	(14)	(9)	(27)
Settlements with taxing authorities		(52)	(1)
Reductions resulting from lapse of statute of limitations	(4)	(7)	(5)
Balance of gross unrecognized tax benefits at December 31	$22	$26	$77
Favorable impact if recognized	$18	$20	$64

It is reasonably possible that the balance of unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations; however, the estimated amount is insignificant.

We are subject to U.S. federal income tax as well as income tax in most states and some foreign jurisdictions. Table 96 summarizes the status of significant IRS examinations of us.

Table 96: IRS Tax Examination Status

	Years under examination	Status at December 31
Federal	2011 – 2013	Completed
	2014 – 2015	Under exam

In addition, we are under continuous examinations by various state taxing authorities. With few exceptions, we are no longer subject to state and local and foreign income tax examinations by taxing authorities for periods before 2011. For all open audits, any potential adjustments have been considered in establishing our unrecognized tax benefits as of December 31, 2016.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2016 and 2015, the amount of gross interest and penalties was insignificant. At December 31, 2016 and 2015, the related amounts of accrued interest and penalties was also insignificant.

The PNC Financial Services Group, Inc. – Form 10-K 151

NOTE 18 REGULATORY MATTERS

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

At December 31, 2016 and December 31, 2015, PNC and PNC Bank, our domestic banking subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements.

The following table sets forth the Transitional Basel III regulatory capital ratios at December 31, 2016 and December  31, 2015 for PNC and PNC Bank.

Table 97: Basel Regulatory Capital (a)

	Amount		Ratios
December 31 Dollars in millions	2016	2015	2016	2015	“Well Capitalized” Requirements
Risk-based capital
Common equity Tier 1
PNC	$31,799	$31,493	10.6%	10.6%	N/A
PNC Bank	$27,896	$27,484	9.7%	9.7%	6.5%
Tier 1
PNC	$36,101	$35,522	12.0%	12.0%	6.0%
PNC Bank	$29,495	$29,425	10.2%	10.4%	8.0%
Total
PNC	$43,016	$43,260	14.3%	14.6%	10.0%
PNC Bank	$35,842	$36,482	12.4%	12.9%	10.0%
Leverage
PNC	$36,101	$35,522	10.1%	10.1%	N/A
PNC Bank	$29,495	$29,425	8.6%	8.7%	5.0%
(a)	Calculated using the Transitional Basel III regulatory capital methodology applicable to us during both 2016 and 2015.

The principal source of parent company cash flow is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank without prior regulatory approval was approximately $1.7 billion at December 31, 2016.

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

Federal Reserve Board regulations require depository institutions to maintain cash reserves with a Federal Reserve Bank (FRB). At December 31, 2016, the balance outstanding at the FRB was $25.1 billion.

NOTE 19 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 19). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of December 31, 2016, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount of up to approximately $475 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant

152 The PNC Financial Services Group, Inc. – Form 10-K

judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

Interchange Litigation

Beginning in June 2005, a series of antitrust lawsuits were filed against Visa, MasterCard, and several major financial institutions, including cases naming National City (since merged into PNC) and its subsidiary, National City Bank of Kentucky (since merged into National City Bank which in turn was merged into PNC Bank). The plaintiffs in these cases are merchants operating commercial businesses throughout the U.S., as well as trade associations. Some of these cases (including those naming National City entities) were brought as class actions on behalf of all persons or business entities that have accepted Visa® or MasterCard®. The cases have been consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO).

In July 2012, the parties entered into a memorandum of understanding with the class plaintiffs and an agreement in principle with certain individual plaintiffs with respect to a settlement of these cases, under which the defendants agreed to pay approximately $6.6 billion collectively to the class and individual settling plaintiffs and agreed to changes in the terms applicable to their respective card networks (including an eight-month reduction in default credit interchange rates). The parties entered into a definitive agreement with respect to this settlement in October 2012. The court granted final approval of the settlement in December 2013. Several objectors appealed the order of approval to the U.S. Court of Appeals for the Second Circuit, which issued an order in June 2016, reversing approval of the settlement and remanding for further proceedings. In November 2016, the plaintiffs filed a petition for a writ of certiorari with the U.S. Supreme Court to challenge the court of appeal’s decision, which is still pending.

As a result of the reversal of the approval of the settlement, the class actions have resumed in the district court. In November 2016, the district court appointed separate interim class counsel for a proposed class seeking damages and a proposed class seeking equitable (injunctive) relief. In February 2017, each of these counsel filed a proposed amended and supplemental complaint on behalf of its

The PNC Financial Services Group, Inc. – Form 10-K 153

respective proposed class. These complaints make similar allegations, including that the defendants conspired to monopolize and to fix the prices for general purpose card network services, that the restructuring of Visa and MasterCard, each of which included an initial public offering, violated the antitrust laws, and that the defendants otherwise imposed unreasonable restraints on trade, resulting in the payment of inflated interchange fees and other fees, which also violated the antitrust laws. In their complaints, collectively the plaintiffs seek, among other things, injunctive relief, unspecified damages (trebled under the antitrust laws) and attorneys’ fees. PNC is named as a defendant in the complaint seeking damages but is not named as a defendant in the complaint that seeks equitable relief.

National City and National City Bank entered into judgment and loss sharing agreements with Visa and certain other banks with respect to all of the above referenced litigation. We were not originally named as defendants in any of the Visa or MasterCard related antitrust litigation nor were we initially parties to the judgment or loss sharing agreements. However, we became responsible for National City’s and National City Bank’s position in the litigation and responsibilities under the agreements through our acquisition of National City. In addition, following Visa’s reorganization in 2007 in contemplation of its initial public offering, U.S. Visa members received shares of Class B Visa common stock, convertible upon resolution of specified litigation, including the remaining litigation described above, into shares of Class A Visa common stock, with the conversion rate adjusted to reflect amounts paid or escrowed to resolve the specified litigation, and also remained responsible for indemnifying Visa against the specified litigation. Our Class B Visa common stock is all subject to this conversion adjustment provision, and we are now responsible for the indemnification obligations of our predecessors as well as ourselves. In March 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement with MasterCard and other financial institution defendants and an Omnibus Agreement Regarding Interchange Litigation Sharing and Settlement Sharing with Visa, MasterCard and other financial institution defendants. The Omnibus Agreement, in substance, apportions resolution of the claims in this litigation into a Visa portion and a MasterCard portion, with the Visa portion being two-thirds and the MasterCard portion being one-third. This apportionment only applies in the case of either a global settlement involving all defendants or an adverse judgment against the defendants, to the extent that damages either are related to the merchants’ inter-network conspiracy claims or are otherwise not attributed to specific MasterCard or Visa conduct or damages. The MasterCard portion (or any MasterCard-related liability not subject to the Omnibus Agreement) will then be apportioned under the MasterCard Settlement and Judgment Sharing Agreement among MasterCard and PNC and the other financial institution defendants that are parties to this agreement. The responsibility for the Visa portion (or any Visa-related liability not subject to the Omnibus Agreement) will be apportioned under the pre-existing indemnification responsibilities and judgment and loss sharing agreements.

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

The amended complaint seeks to certify a class of all borrowers who obtained a second residential non-purchase money mortgage loan, secured by their principal dwelling, from either CBNV or the other defendant bank, the terms of which made the loan subject to HOEPA. The plaintiffs seek, among other things, unspecified damages (including treble

154 The PNC Financial Services Group, Inc. – Form 10-K

damages under RICO and RESPA), rescission of loans, declaratory and injunctive relief, interest, and attorneys’ fees. In November 2011, the defendants filed a motion to dismiss the amended complaint. In June 2013, the court granted in part and denied in part the motion, dismissing the claims of any plaintiff whose loan did not originate or was not assigned to CBNV, narrowing the scope of the RESPA claim, and dismissing several of the named plaintiffs for lack of standing. The court also dismissed the claims against the other lender defendant on jurisdictional grounds. The limitation of the potential class to CBNV borrowers reduces its size to approximately 26,500 from the 50,000 members alleged in the amended complaint. Also in June 2013, the plaintiffs filed a motion for class certification, which was granted in July 2013. In July 2015, the U.S. Court of Appeals for the Third Circuit affirmed the grant of class certification by the Pennsylvania district court. We moved for a rehearing of the appeal, which was denied in October 2015. In November 2015, we filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of the decision of the court of appeals, which was denied in February 2016. We filed motions with the district court for decertification and summary judgment in April 2016.

In August 2016, we reached a settlement with the plaintiffs. In December 2016, the court granted final approval of the settlement. Under this settlement, in February 2017, the matter was submitted to binding arbitration before a panel of three arbitrators, who will determine whether we will pay the plaintiff class either an amount (inclusive of class counsel fees and expenses) we proposed ($24 million) or an amount proposed by the plaintiffs ($70 million), with no discretion to choose any other amount. The arbitrators are required to reach a decision by the end of March 2017.

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

The PNC Financial Services Group, Inc. – Form 10-K 155

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

In the case against PNC (Fulton Financial Advisors, N.A. v. PNC Capital Markets, LLC (CI 09-10838)), PNC filed preliminary objections to Fulton’s complaint, which were denied. NatCity removed the case against it to the U.S. District Court for the Eastern District of Pennsylvania (Fulton Financial Advisors, N.A. v. NatCity Investments, Inc. (No. 5:09-cv-04855)), and in November 2009 filed a motion to dismiss the complaint. In October 2013, the court granted the motion to dismiss with respect to claims under the Pennsylvania Securities Act and for negligent misrepresentation, common law fraud, and aiding and abetting common law fraud and denied the motion with respect to claims for negligence and breach of fiduciary duty. Fulton filed an amended complaint in December 2013, reasserting its negligence and breach of fiduciary duty claims and adding a new claim under the Pennsylvania Securities Act. Fulton and NatCity filed motions for summary judgment in February 2015. In January 2017, the court granted NatCity’s motion for summary judgment with respect to the claim under the Pennsylvania Securities Act and otherwise denied both Fulton’s and NatCity’s motions.

Captive Mortgage Reinsurance Litigation

In December 2011, a lawsuit (White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928)) was filed against PNC (as successor in interest to National City Corporation and several of its subsidiaries) and several mortgage insurance companies in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit, which was brought as a class action, alleges that National City structured its program of reinsurance of private mortgage insurance in such a way as to avoid a true transfer of risk from the mortgage insurers to National City’s captive reinsurer. The plaintiffs allege that the payments from the mortgage insurers to the captive reinsurer constitute kickbacks, referral payments, or unearned fee splits prohibited under the Real Estate Settlement Procedures Act (RESPA), as well as common law unjust enrichment. The plaintiffs claim, among other things, that from the beginning of 2004 until the end of 2010 National City’s captive reinsurer collected from the mortgage insurance company defendants at least $219 million as its share of borrowers’ private mortgage insurance premiums and that its share of paid claims during this period was approximately $12 million. The plaintiffs seek to certify a nationwide class of all persons who obtained residential mortgage loans originated, funded or originated through correspondent lending by National City or any of its subsidiaries or affiliates between January 1, 2004 and the present and, in connection with these mortgage loans, purchased private mortgage insurance and whose residential mortgage loans were included within National City’s captive mortgage reinsurance arrangements. Plaintiffs seek, among other things, statutory damages under RESPA (which include treble damages), restitution of reinsurance premiums collected, disgorgement of profits, and attorneys’ fees. In August 2012, the district court directed the plaintiffs to file an amended complaint, which the plaintiffs filed in September 2012. In November 2012, we filed a motion to dismiss the amended complaint. The court dismissed, without prejudice, the amended complaint in June 2013 on statute of limitations grounds. A second amended complaint, in response to the court’s dismissal order, was filed in July 2013. We filed a motion to dismiss the second amended complaint, also in July 2013. In August 2014, the court denied the motion to dismiss. We then filed an uncontested motion to stay all proceedings pending the outcome of another matter then on appeal before the U.S. Court of Appeals for the Third Circuit that involves overlapping issues. In September 2014, the district court granted the stay. In October 2014, the court of appeals decided that other matter, holding that the RESPA claims in that case were barred by the statute of limitations. We then filed a motion for reconsideration of the denial of our motion to dismiss in light of the court of appeals’ decision. In January 2015, the district court denied our motion. In March 2015, the parties stipulated to, and the court ordered, a stay of all proceedings pending the outcome of a new other matter currently on appeal before the U.S. Court of Appeals for the Third Circuit that also involves overlapping issues. In February 2016, the court of appeals in the other matter issued a decision favorable to our position.

156 The PNC Financial Services Group, Inc. – Form 10-K

In September 2016, the plaintiffs moved to lift the stay and for permission to file a Third Amended Class Action Complaint to add claims under the Racketeer Influenced and Corrupt Organizations Act (RICO) and to assert that the RESPA claim is not barred by the statute of limitations under the “continuing violation theory” because every acceptance of a reinsurance premium is a new occurrence for these purposes. In January 2017, the court denied the plaintiffs’ motion to amend to add a RICO claim, but granted their motion permitting them to rely on the continuing violation theory to assert claims under RESPA. We have filed a petition to certify this issue for interlocutory appeal to U.S. Court of Appeals for the Third Circuit and have sought a stay in the district court pending an appeal.

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

In June 2014, Intellectual Ventures filed a second lawsuit (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. PNC Bank Financial Services Group, Inc., PNC Bank NA, and PNC Merchant Services Company, LP (Case No. 2:14-cv-00832-AKS)(IV 2)) in the same court as IV 1. This lawsuit alleges that PNC defendants infringed five patents, including the patent dismissed in IV 1 that is not subject to PTO review, and relates generally to the same technology and subject matter as the first lawsuit. The court has stayed this case, which was consolidated with IV 1 in August 2014, pending the PTO’s consideration of various review petitions of the patents at issue in this case, as well as the review of the patents at issue in IV 1 and the appeals from any PTO decisions. In April 2015, the PTO, in a proceeding brought by another defendant, upheld the patentability of one of the patents at issue in IV 2. That decision was appealed to the Federal Circuit, which affirmed it in February 2016. After decisions adverse to the patent holder in the PTO and several U.S. District Courts on three of the remaining patents, in October 2015, the plaintiffs voluntarily dismissed without prejudice their claims with respect to those three patents, leaving two patents at issue in this lawsuit. The plaintiffs moved to deconsolidate IV 1 and IV 2 and to lift the stay. The court denied this motion in October 2015, continuing the stay until certain court proceedings against other defendants related to the same patents are resolved.

Mortgage Repurchase Litigation

In December 2013, Residential Funding Company, LLC (RFC) filed a lawsuit in the U.S. District Court for the District of Minnesota against PNC Bank, as alleged successor in interest to National City Mortgage Co., NCMC Newco, Inc., and North Central Financial Corporation (Residential Funding Company, LLC v. PNC Bank, N.A., et al. (Civil No. 13-3498- JRT-JSM)). In its complaint, RFC alleges that PNC Bank

The PNC Financial Services Group, Inc. – Form 10-K 157

(through predecessors) sold $6.5 billion worth of residential mortgage loans to RFC during the timeframe at issue (approximately May 2006 through September 2008), a portion of which were allegedly materially defective, resulting in damages and losses to RFC. RFC alleges that PNC Bank breached representations and warranties made under seller contracts in connection with these sales. The complaint asserts claims for breach of contract and indemnification. RFC seeks, among other things, monetary damages, costs, and attorney’s fees. In March 2014, we filed a motion to dismiss the complaint. RFC then filed an amended complaint, as well as a motion to transfer the lawsuit to the U.S. Bankruptcy Court for the Southern District of New York. In April 2014, we moved to dismiss the amended complaint. In June 2014, RFC withdrew its motion to transfer the lawsuit. In October 2014, the court granted our motion to dismiss with prejudice the breach of contract claims in the complaint with respect to loans sold before May 14, 2006 and otherwise denied our motion to dismiss. In January 2015, the lawsuit was consolidated for pre-trial purposes with other lawsuits pending in the District of Minnesota filed by RFC against other originators of mortgage loans that it had purchased. The consolidated action is captioned In Re: RFC and RESCAP Liquidating Trust Litigation (Civil File No. 13-cv-3451 (SRN/JJK/HB)). In September 2015, RFC filed a motion for leave to file a second amended complaint to add claims based on an asserted principle that loan sellers had a continuing contractual obligation to provide notice of loan defects, which RFC claims should allow it to assert contract claims as to pre-May 14, 2006 loans notwithstanding the prior dismissal of those claims with prejudice. In November 2015, the court granted RFC’s motion, and RFC filed its second amended complaint thereafter.

In January 2017, the ResCap Liquidating Trust (RLT) filed a lawsuit in the U.S. District Court for the District of Minnesota against PNC Bank, as successor in interest to Community Bank of Northern Virginia (CBNV) (ResCap Liquidating Trust v. PNC Bank, N.A. (No. 17-cv-196-JRT-FLN)). In its complaint, the RLT alleges that PNC Bank (as successor to CBNV) sold over 21,300 mortgage loans to RFC, with an original principal balance in excess of $789 million, which were included in RFC-sponsored RMBS trusts for which liabilities were settled in RFC’s bankruptcy. The RLT alleges that PNC Bank (as successor to CBNV) materially breached its representation and warranties made to RFC in connection with the sale of the loans, resulting in damages and losses to RFC. The complaint asserts claims for breach of contract and indemnification and seeks, among other things, monetary damages, costs, and attorney’s fees. The action has been consolidated for pre-trial purposes into In Re: RFC and RESCAP Liquidating Trust Litigation.

Pre-need Funeral Arrangements

National City Bank and PNC Bank are defendants in a lawsuit filed in the U.S. District Court for the Eastern District of

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

158 The PNC Financial Services Group, Inc. – Form 10-K

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

In March 2015, following a jury trial, the court entered a judgment against the PNC defendants in the amount of $356 million in compensatory damages and $36 million in punitive damages. In April 2015, the plaintiffs filed motions with the court seeking $179 million in pre-judgment interest. Also, in April 2015, the PNC defendants filed motions with the court to reduce the compensatory damages by the amounts paid in settlement by other defendants, to strike the punitive damages award, for judgment as a matter of law, and for a new trial. In November 2015, the court granted the motion to reduce the compensatory damages by amounts paid in settlement by other defendants and denied the other motions by the PNC defendants, with the judgment being reduced as a result to a total of $289 million, and also denied the plaintiffs’ motion for pre-judgment interest. In December 2015, the PNC defendants appealed the judgment to the U.S. Court of Appeals for the Eighth Circuit. Also in December 2015, the plaintiffs cross-appealed from the court’s orders reducing the judgment by amounts paid in settlement by other defendants, denying plaintiffs’ motion for pre-judgment interest, and dismissing the plaintiffs’ aiding and abetting claims. These appeals were argued before the court of appeals in September 2016.

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

In July 2010, we completed the sale of PNC GIS to The Bank of New York Mellon Corporation (BNY Mellon). Beginning in February 2014, BNY Mellon has provided notice to us of three indemnification claims pursuant to the stock purchase agreement related to DD Growth. Our responsibility for this litigation is subject to the terms and limitations included in the indemnification provisions of the stock purchase agreement.

In its Statement of Claim, which the liquidator served in July 2015, the liquidator alleges, among other things, that GIS Europe breached its contractual duties to DD Growth as well as an alleged duty of care to DD Growth, and to investors in DD Growth, and makes claims of breach of the administration and accounting services agreement, breach of the middle office agreement, negligence, gross negligence, and breach of duty. The statement of claim further alleges claims for loss in the net asset value of the fund and loss of certain subscriptions paid into the fund in the amounts of $283 million and $134 million respectively. The statement of claim seeks, among other things, damages, costs, and interest.

Other Regulatory and Governmental Inquiries

We are the subject of investigations, audits and other forms of regulatory and governmental inquiry covering a broad range of issues in our consumer, mortgage, brokerage, securities and other financial services businesses, as well as other aspects of our operations. In some cases, these inquiries are part of reviews of specified activities at multiple industry participants; in others, they are directed at PNC individually. These inquiries, including those described below, may lead to administrative, civil or criminal proceedings, and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs and other consequences. These inquiries may result in significant reputational harm or other adverse collateral consequences even if direct resulting remedies are not material to us.

•

One area of significant regulatory and governmental focus has been mortgage lending and servicing. Numerous federal and state governmental, legislative and regulatory authorities are investigating practices in this area. We have received inquiries from, or is the subject of investigations by, a broad range of governmental, legislative and regulatory authorities relating to our activities in this area and is cooperating with these investigations and inquiries. As a result of the number and range of authorities conducting the investigations and inquiries, as well as the nature of these types of investigations and inquiries, among other factors, we cannot at this time predict the ultimate overall cost to or effect on us from potential governmental, legislative or regulatory actions arising out of these investigations and inquiries.

•

In April 2011, as a result of a publicly-disclosed interagency horizontal review of residential mortgage servicing operations at fourteen federally regulated mortgage servicers, PNC entered into a consent order with the Board of Governors of the Federal Reserve System and PNC Bank entered into a consent order with the

The PNC Financial Services Group, Inc. – Form 10-K 159

Office of the Comptroller of the Currency. Collectively, these consent orders describe certain foreclosure-related practices and controls that the regulators found to be deficient and require PNC and PNC Bank to, among other things, develop and implement plans and programs to enhance our residential mortgage servicing and foreclosure processes, retain an independent consultant to review certain residential mortgage foreclosure actions, take certain remedial actions, and oversee compliance with the orders and the new plans and programs.

In connection with these orders, we established a Compliance Committee of the Boards of Directors of PNC and PNC Bank to monitor and coordinate PNC’s and PNC Bank’s implementation of the commitments under the orders. PNC and PNC Bank are executing Action Plans designed to meet the requirements of the orders. Consistent with the orders, we also engaged an independent consultant to conduct a review of certain residential foreclosure actions, including those identified through borrower complaints, and identify whether any remedial actions for borrowers are necessary.

In early 2013, PNC and PNC Bank, along with twelve other residential mortgage servicers, reached agreements with the OCC and the Federal Reserve to amend these consent orders. Pursuant to the amended consent orders, in order to accelerate the remediation process, we agreed to make a payment of $70 million for distribution to potentially affected borrowers in the review population and to provide $111 million in additional loss mitigation or other foreclosure prevention relief, which could be satisfied pursuant to the amended consent orders by a variety of borrower relief actions or by additional cash payments or resource commitments to borrower counseling or education.

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

•

We received subpoenas from the U.S. Attorney’s Office for the Southern District of New York. The first two subpoenas, served in 2011, concern National City Bank’s lending practices in connection with loans insured by the Federal Housing Administration (FHA) as well as certain non-FHA-insured loan origination, sale and securitization practices. A third, served in 2013, seeks information regarding claims for costs that are incurred by foreclosure counsel in connection with the foreclosure of loans insured or guaranteed by FHA, FNMA or FHLMC. We are cooperating with the investigations.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described in this Note 19.

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

160 The PNC Financial Services Group, Inc. – Form 10-K

NOTE 20 COMMITMENTS

In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of December 31, 2016 and December 31, 2015, respectively.

Table 98: Commitments to Extend Credit and Other Commitments

In millions	December 31 2016	December 31 2015
Commitments to extend credit
Total commercial lending	$108,256	$101,252
Home equity lines of credit	17,438	17,268
Credit card	22,095	19,937
Other	4,192	4,032
Total commitments to extend credit	151,981	142,489
Net outstanding standby letters of credit (a)	8,324	8,765
Reinsurance agreements (b)	1,835	2,010
Standby bond purchase agreements (c)	790	911
Other commitments (d)	967	966
Total commitments to extend credit and other commitments	$163,897	$155,141
(a)	Net outstanding standby letters of credit include $3.9 billion and $4.7 billion which support remarketing programs at December 31, 2016 and December 31, 2015, respectively.
(b)	Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts, and reflects estimates based on availability of financial information from insurance carriers. As of December 31, 2016, the aggregate maximum exposure amount comprised $1.5 billion for accidental death & dismemberment contracts and $.3 billion for credit life, accident & health contracts. Comparable amounts at December 31, 2015 were $1.6 billion and $.4 billion, respectively.
(c)	We enter into standby bond purchase agreements to support municipal bond obligations.
(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both December 31, 2016 and December 31, 2015.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 94% and 93% of our net outstanding standby letters of credit were rated as Pass as of December 31, 2016 and December 31, 2015, respectively, with the remainder rated as Below Pass. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Below Pass indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on December 31, 2016 had terms ranging from less than 1 year to 8 years.

As of December 31, 2016, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at December 31, 2016 and is included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-K 161

NOTE 21 PARENT COMPANY

On August 23, 2016, PNC Funding Corp, a wholly-owned indirect non-bank subsidiary of the parent company, was merged into the parent company with all assets and liabilities transferred to the parent company at historical cost. As a result, the summarized financial information for all periods is presented in the following tables on a combined basis.

Summarized financial information of the parent company is as follows:

Table 99: Parent Company – Income Statement

Year ended December 31 – in millions	2016	2015	2014
Operating Revenue
Dividends from:
Bank subsidiaries and bank holding company	$2,906	$3,110	$3,115
Non-bank subsidiaries	130	49	115
Interest income	93	82	88
Noninterest income	13	56	80
Total operating revenue	3,142	3,297	3,398
Operating Expense
Interest expense	197	193	227
Other expense	108	89	127
Total operating expense	305	282	354
Income before income taxes and equity in undistributed net income of subsidiaries	2,837	3,015	3,044
Income tax benefits	(96)	(98)	(60)
Income before equity in undistributed net income of subsidiaries	2,933	3,113	3,104
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	818	736	854
Non-bank subsidiaries	153	257	226
Net income	$3,904	$4,106	$4,184
Other comprehensive income, net of tax:
Net pension and other postretirement benefit plan activity arising during the period	13	(3)	(17)
Other comprehensive income (loss)	13	(3)	(17)
Comprehensive income	$3,917	$4,103	$4,167

Table 100: Parent Company – Balance Sheet

December 31 – in millions	2016	2015
Assets
Cash held at banking subsidiary	$1	$1
Restricted deposits with banking subsidiary	175
Nonrestricted interest-earning deposits	4,684	3,077
Restricted interest-earning deposits		300
Investments in:
Bank subsidiaries and bank holding company	42,361	41,919
Non-bank subsidiaries	2,859	2,747
Bank debt securities with affiliates		1,850
Loans with affiliates	1,358	1,669
Other assets	1,322	1,724
Total assets	$52,760	$53,287
Liabilities
Subordinated debt (a)	$2,242	$2,267
Senior debt (a)	3,959	5,264
Other borrowed funds from affiliates	223	347
Accrued expenses and other liabilities	637	699
Total liabilities	7,061	8,577
Equity
Shareholders’ equity	45,699	44,710
Total liabilities and equity	$52,760	$53,287
(a)	See Note 10 Borrowed Funds for additional information on contractual rates and maturity dates of senior debt and subordinated debt for parent company.

In connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

Table 101: Parent Company – Interest Paid and Income Tax Refunds (Payments)

Year ended December 31 – in millions	Interest Paid	Income Tax Refunds / (Payments)
2016	$317	$183
2015	$404	$64
2014	$442	$10

162 The PNC Financial Services Group, Inc. – Form 10-K

Table 102: Parent Company – Statement of Cash Flows

Year ended December 31 – in millions	2016	2015	2014
Operating Activities
Net income	$3,904	$4,106	$4,184
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(971)	(993)	(1,080)
Other	142	149	122
Net cash provided (used) by operating activities	3,075	3,262	3,226
Investing Activities
Net change in loans and securities from affiliates	2,161	(185)	2,098
Net change in restricted deposits with banking subsidiary	(175)	400
Net change in nonrestricted interest-earning deposits	(1,607)	3,244	(2,455)
Net change in restricted interest-earning deposits	300	(300)
Other	266	(82)	(82)
Net cash provided (used) by investing activities	945	3,077	(439)
Financing Activities
Net change in other borrowed funds from affiliates	(124)	(100)	(14)
Net change in senior debt	(1,252)	(1,888)	(1,379)
Net change in subordinated debt	17	(580)	762
Preferred stock issuances	519
Preferred stock redemptions		(500)
Common and treasury stock issuances	151	139	252
Acquisition of treasury stock	(2,062)	(2,152)	(1,176)
Preferred stock cash dividends paid	(209)	(219)	(232)
Common stock cash dividends paid	(1,060)	(1,039)	(1,000)
Net cash provided (used) by financing activities	(4,020)	(6,339)	(2,787)
Cash held at banking subsidiary at beginning of year	1	1	1
Cash held at banking subsidiary at end of year	$1	$1	$1

NOTE 22 SEGMENT REPORTING

We have six reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	Residential Mortgage Banking
•	BlackRock
•	Non-Strategic Assets Portfolio

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

Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors. In the first quarter of 2015, enhancements were made to our funds transfer pricing methodology primarily for costs related to the new regulatory short-term liquidity standards. The enhancements incorporate an additional charge assigned to assets, including for unfunded loan commitments. Conversely, a higher transfer pricing credit has been assigned to those deposits that are accorded higher value under Liquidity Coverage Ratio (LCR) rules for liquidity purposes. These adjustments affected business segment results, primarily favorably impacting Retail Banking and adversely impacting Corporate & Institutional Banking, prospectively beginning with the first quarter of 2015. Periods prior to 2015 have not been adjusted due to the impracticability of estimating the impact of the change for prior periods.

A portion of capital is intended to cover unexpected losses and is assigned to our business segments using our risk-based economic capital model, including consideration of the goodwill at those business segments, as well as the diversification of risk among the business segments, ultimately reflecting our portfolio risk adjusted capital allocation.

The PNC Financial Services Group, Inc. – Form 10-K 163

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

Effective for the first quarter of 2017, we intend to realign our segments with how we began managing our businesses in 2017 and we intend to change the basis of presentation of our segments as follows:

•	Residential Mortgage Banking will be combined into Retail Banking,
•	Non-Strategic Assets Portfolio will be eliminated and the assets will be moved to Other and Corporate & Institutional Banking,
•	Residential mortgages within Other will be moved to Retail Banking, and
•	A portion of business banking will be moved from Retail Banking to Corporate & Institutional Banking.

We also are making certain adjustments to our internal funds transfer pricing methodology. Prior periods will be restated to conform to the new segment alignment and to our change in methodology.

Business Segment Products and Services

Retail Banking provides deposit, lending, brokerage, investment management and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Florida, North Carolina, Kentucky, Washington, D.C., Delaware, Virginia, Georgia, Alabama, Missouri, Wisconsin and South Carolina.

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

Asset Management Group provides personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions, and trust management and administration for individuals and their families. Our Hawthorn unit provides multi-generational family planning including estate, financial, tax planning, fiduciary, investment management and consulting, private banking, personal administrative services, asset custody and customized performance reporting to ultra high net worth families. Institutional asset management provides advisory, custody and retirement administration services. The business also offers PNC proprietary mutual funds. Institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments, primarily located in our geographic footprint.

Residential Mortgage Banking directly originates first lien residential mortgage loans on a nationwide basis with a significant presence within the retail banking footprint. Mortgage loans represent loans collateralized by one-to-four family residential real estate. These loans are typically underwritten to government agency and/or third-party standards, and either sold, servicing retained, or held on PNC’s balance sheet. Loan sales are primarily to secondary mortgage conduits of Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal Home Loan Banks and third-party investors, or are securitized and issued under the Government National Mortgage Association (GNMA) program. The mortgage servicing operation performs all functions related to

164 The PNC Financial Services Group, Inc. – Form 10-K

servicing mortgage loans, primarily those in first lien position, for various investors and for loans owned by us.

BlackRock, in which we hold an equity investment, is a leading publicly traded investment management firm providing a broad range of investment and risk management services to institutional and retail clients worldwide. Using a diverse platform of active and index investment strategies across asset classes, BlackRock develops investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. BlackRock also offers an investment and risk management technology platform, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors.

Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At December 31, 2016, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $331 million, $320 million, and $285 million during 2016, 2015, and 2014, respectively.

Non-Strategic Assets Portfolio includes a consumer portfolio of mainly residential mortgage and brokered home equity loans and lines of credit and a small commercial lending portfolio. We obtained a significant portion of these non-strategic assets through acquisitions of other companies.

Table 103: Results of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Residential Mortgage Banking	BlackRock	Non-Strategic Assets Portfolio	Other	Consolidated (a)
2016
INCOME STATEMENT
Net interest income	$4,455	$3,373	$300	$107		$298	$(142)	$8,391
Noninterest income	2,142	2,006	851	633	$685	43	411	6,771
Total revenue	6,597	5,379	1,151	740	685	341	269	15,162
Provision for credit losses (benefit)	284	187	(6)			(30)	(2)	433
Depreciation and amortization	161	148	45	11			478	843
Other noninterest expense	4,532	2,027	780	595		66	633	8,633
Income (loss) before income taxes and noncontrolling interests	1,620	3,017	332	134	685	305	(840)	5,253
Income taxes (benefit)	593	982	122	49	153	112	(743)	1,268
Net income (loss)	$1,027	$2,035	$210	$85	$532	$193	$(97)	$3,985
Average Assets (b)	$71,556	$138,587	$7,707	$6,053	$7,118	$5,452	$124,787	$361,260
2015
INCOME STATEMENT
Net interest income	$4,224	$3,365	$292	$121		$392	$(116)	$8,278
Noninterest income	2,223	1,935	869	613	$717	53	537	6,947
Total revenue	6,447	5,300	1,161	734	717	445	421	15,225
Provision for credit losses (benefit)	259	106	9	2		(114)	(7)	255
Depreciation and amortization	169	145	44	15			436	809
Other noninterest expense	4,592	2,003	802	676		83	498	8,654
Income (loss) before income taxes and noncontrolling interests	1,427	3,046	306	41	717	476	(506)	5,507
Income taxes (benefit)	520	1,015	112	15	169	175	(642)	1,364
Net income	$907	$2,031	$194	$26	$548	$301	$136	$4,143
Average Assets (b)	$73,240	$132,032	$7,920	$6,840	$6,983	$6,706	$121,243	$354,964
2014
INCOME STATEMENT
Net interest income	$3,923	$3,605	$289	$149		$547	$12	$8,525
Noninterest income	2,125	1,743	818	651	$703	40	770	6,850
Total revenue	6,048	5,348	1,107	800	703	587	782	15,375
Provision for credit losses (benefit)	277	107	(1)	(2)		(119)	11	273
Depreciation and amortization	176	135	42	12			411	776
Other noninterest expense	4,449	1,929	779	734		125	696	8,712
Income (loss) before income taxes and noncontrolling interests	1,146	3,177	287	56	703	581	(336)	5,614
Income taxes (benefit)	418	1,071	106	21	173	214	(596)	1,407
Net income	$728	$2,106	$181	$35	$530	$367	$260	$4,207
Average Assets (b)	$75,046	$122,927	$7,745	$7,857	$6,640	$8,338	$99,300	$327,853
(a)	There were no material intersegment revenues for the years ended 2016, 2015 and 2014.
(b)	Period-end balances for BlackRock.

The PNC Financial Services Group, Inc. – Form 10-K 165

NOTE 23 SUBSEQUENT EVENTS

On January 30, 2017, we announced a $300 million increase in our share repurchase programs for the four-quarter period ended June 30, 2017. This amount is in addition to the share repurchase programs of up to $2.0 billion during this period authorized as part of our 2016 capital plan under the Federal Reserve’s Comprehensive Capital Analysis and Review, which included up to $200 million related to employee benefit plans.

On February 1, 2017, we transferred 0.5 million shares of BlackRock Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. Upon transfer, Other assets and Other liabilities on our Consolidated Balance Sheet were each reduced by $155 million, representing the fair value of the shares transferred. After this transfer, we hold approximately 0.3 million shares of BlackRock Series C Preferred Stock which are available to fund our remaining obligation in connection with the BlackRock LTIP programs.

On February 3, 2017, we announced that on March 15, 2017 we will redeem all of the Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust I with a current distribution rate of 2.61344% and all of the Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities of PNC Preferred Funding Trust II with a current distribution rate of 2.18594%. The redemption price will be $100,000 per security. The previously declared regular first quarter distribution on the securities is payable on March 15, 2017 to holders of record on March 1, 2017.

On February 7, 2017, the parent company issued $575 million in Floating Rate Senior Notes with a maturity date of August 7, 2018. Interest is payable at the 3-month LIBOR rate reset quarterly, plus a spread of 0.25% per annum, on February 7, May 7, August 7, and November 7 of each year, commencing on May 7, 2017.

On February 17, 2017, PNC Bank issued $1.0 billion of Senior Notes with a maturity date of February 17, 2022. Interest is payable semi-annually at a fixed rate of 2.625% on February 17 and August 17 of each year, commencing on August 17, 2017.

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

SELECTED QUARTERLY FINANCIAL DATA

Dollars in millions, except per share data	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary Of Operations
Interest income	$2,453	$2,408	$2,384	$2,407	$2,358	$2,341	$2,305	$2,319
Interest expense	323	313	316	309	266	279	253	247
Net interest income	2,130	2,095	2,068	2,098	2,092	2,062	2,052	2,072
Noninterest income	1,744	1,734	1,726	1,567	1,761	1,713	1,814	1,659
Total revenue	3,874	3,829	3,794	3,665	3,853	3,775	3,866	3,731
Provision for credit losses	67	87	127	152	74	81	46	54
Noninterest expense	2,441	2,394	2,360	2,281	2,396	2,352	2,366	2,349
Income before income taxes and noncontrolling interests	1,366	1,348	1,307	1,232	1,383	1,342	1,454	1,328
Income taxes	319	342	318	289	361	269	410	324
Net income	1,047	1,006	989	943	1,022	1,073	1,044	1,004
Less: Net income (loss) attributable to noncontrolling interests	22	18	23	19	14	18	4	1
Preferred stock dividends and discount accretion and redemptions	43	64	43	65	43	64	48	70
Net income attributable to common shareholders	$982	$924	$923	$859	$965	$991	$992	$933
Per Common Share Data
Book value	$85.94	$86.57	$85.33	$83.47	$81.84	$81.42	$79.64	$78.99
Basic earnings from net income	$2.01	$1.87	$1.84	$1.70	$1.90	$1.93	$1.92	$1.79
Diluted earnings from net income	$1.97	$1.84	$1.82	$1.68	$1.87	$1.90	$1.88	$1.75

166 The PNC Financial Services Group, Inc. – Form 10-K

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS (a) (b) (c)

	2016			2015			2014
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$25,442	$617	2.43%	$21,371	$540	2.53%	$18,935	$503	2.66%
Non-agency	3,613	175	4.84%	4,374	207	4.73%	5,106	244	4.78%
Commercial mortgage-backed	6,369	167	2.62%	6,372	195	3.06%	5,461	192	3.52%
Asset-backed	5,741	132	2.30%	5,234	111	2.12%	5,321	105	1.97%
U.S. Treasury and government agencies	10,590	155	1.46%	6,486	79	1.22%	4,837	57	1.18%
Other	5,064	152	3.00%	4,344	146	3.36%	4,566	148	3.24%
Total securities available for sale	56,819	1,398	2.46%	48,181	1,278	2.65%	44,226	1,249	2.82%
Securities held to maturity
Residential mortgage-backed	10,529	290	2.75%	8,238	251	3.05%	5,885	207	3.52%
Commercial mortgage-backed	1,693	62	3.66%	1,976	75	3.80%	2,502	99	3.96%
Asset-backed	677	14	2.07%	738	11	1.49%	908	14	1.54%
U.S. Treasury and government agencies	308	11	3.57%	253	10	3.95%	243	9	3.70%
Other	2,020	114	5.64%	2,279	119	5.22%	2,056	105	5.11%
Total securities held to maturity	15,227	491	3.22%	13,484	466	3.46%	11,594	434	3.74%
Total investment securities	72,046	1,889	2.62%	61,665	1,744	2.83%	55,820	1,683	3.02%
Loans
Commercial	100,319	3,141	3.13%	98,093	2,975	3.03%	92,411	3,029	3.28%
Commercial real estate	28,729	964	3.36%	25,177	896	3.56%	22,646	919	4.06%
Equipment lease financing	7,463	266	3.56%	7,570	260	3.43%	7,567	278	3.67%
Consumer	57,499	2,476	4.31%	60,094	2,505	4.17%	62,529	2,609	4.17%
Residential real estate	14,807	696	4.70%	14,415	697	4.84%	14,495	721	4.97%
Total loans	208,817	7,543	3.61%	205,349	7,333	3.57%	199,648	7,556	3.78%
Interest-earning deposits with banks	26,328	136	.52%	32,908	86	.26%	19,204	49	.26%
Other interest-earning assets	7,843	279	3.56%	8,903	356	4.00%	8,633	332	3.85%
Total interest-earning assets/interest income	315,034	9,847	3.13%	308,825	9,519	3.08%	283,305	9,620	3.40%
Noninterest-earning assets	46,226			46,139			44,548
Total assets	$361,260			$354,964			$327,853
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$71,530	$146	.20%	$81,911	$214	.26%	$75,513	$140	.19%
Demand	52,701	40	.08%	46,649	26	.06%	43,367	22	.05%
Savings	29,643	119	.40%	14,719	32	.22%	11,990	14	.12%
Time deposits	18,890	125	.66%	20,686	131	.63%	21,944	149	.68%
Total interest-bearing deposits	172,764	430	.25%	163,965	403	.25%	152,814	325	.21%
Borrowed funds
Federal Home Loan Bank borrowings	18,385	155	.84%	21,365	104	.49%	14,863	73	.49%
Bank notes and senior debt	21,906	352	1.61%	17,937	223	1.24%	14,114	202	1.43%
Subordinated debt	8,324	264	3.17%	8,796	236	2.68%	8,559	219	2.56%
Other	4,324	60	1.39%	8,415	79	.94%	11,281	87	.77%
Total borrowed funds	52,939	831	1.57%	56,513	642	1.14%	48,817	581	1.19%
Total interest-bearing liabilities/interest expense	225,703	1,261	.56%	220,478	1,045	.47%	201,631	906	.45%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	78,085			76,398			70,108
Accrued expenses and other liabilities	11,083			12,210			10,768
Equity	46,389			45,878			45,346
Total liabilities and equity	$361,260			$354,964			$327,853
Interest rate spread			2.57%			2.61%			2.95%
Impact of noninterest-bearing sources			.16			.13			.13
Net interest income/margin		$8,586	2.73%		$8,474	2.74%		$8,714	3.08%
(a)	Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in Noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities.
(b)	Loan fees for the years ended December 31, 2016, 2015 and 2014 were $137 million, $106 million and $162 million, respectively.
(c)	Interest income calculated as taxable-equivalent interest income. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. See Reconciliation of Taxable-Equivalent Net Interest Income in this Statistical Information section for more information.

The PNC Financial Services Group, Inc. – Form 10-K 167

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME (a) (b)

	2016/2015			2015/2014
	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
Taxable-equivalent basis
In millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$99	$(22)	$77	$63	$(26)	$37
Non-agency	(37)	5	(32)	(34)	(3)	(37)
Commercial mortgage-backed		(28)	(28)	30	(27)	3
Asset-backed	12	9	21	(2)	8	6
U.S. Treasury and government agencies	58	18	76	20	2	22
Other	23	(17)	6	(7)	5	(2)
Total securities available for sale	217	(97)	120	107	(78)	29
Securities held to maturity
Residential mortgage-backed	66	(27)	39	75	(31)	44
Commercial mortgage-backed	(10)	(3)	(13)	(20)	(4)	(24)
Asset-backed	(1)	4	3	(3)		(3)
U.S. Treasury and government agencies	2	(1)	1		1	1
Other	(15)	10	(5)	12	2	14
Total securities held to maturity	58	(33)	25	66	(34)	32
Total investment securities	280	(135)	145	171	(110)	61
Loans
Commercial	67	99	166	182	(236)	(54)
Commercial real estate	120	(52)	68	97	(120)	(23)
Equipment lease financing	(4)	10	6		(18)	(18)
Consumer	(111)	82	(29)	(104)		(104)
Residential real estate	19	(20)	(1)	(4)	(20)	(24)
Total loans	126	84	210	209	(432)	(223)
Interest-earning deposits with banks	(20)	70	50	37		37
Other interest-earning	(40)	(37)	(77)	10	14	24
Total interest-earning assets	$182	$146	$328	$838	$(939)	$(101)
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$(24)	$(44)	$(68)	$14	$60	$74
Demand	4	10	14	1	3	4
Savings	49	38	87	4	14	18
Time deposits	(12)	6	(6)	(8)	(10)	(18)
Total interest-bearing deposits	27		27	21	57	78
Borrowed funds
Federal Home Loan Bank borrowings	(17)	68	51	31		31
Bank notes and senior debt	55	74	129	50	(29)	21
Subordinated debt	(13)	41	28	6	11	17
Other	(48)	29	(19)	(25)	17	(8)
Total borrowed funds	(43)	232	189	86	(25)	61
Total interest-bearing liabilities	24	192	216	95	44	139
Change in net interest income	$160	$(48)	$112	$746	$(986)	$(240)
(a)	Changes attributable to rate/volume are prorated into rate and volume components.
(b)	Interest income calculated as taxable-equivalent interest income. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of interest income, we use interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. See Reconciliation of Taxable-Equivalent Net Interest Income in this Statistical Information section for more information.

168 The PNC Financial Services Group, Inc. – Form 10-K

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

In millions	Year ended December 31
	2016	2015	2014
Net interest income (GAAP)	$8,391	$8,278	$8,525
Taxable-equivalent adjustments	195	196	189
Net interest income (Non-GAAP)	$8,586	$8,474	$8,714
(a)	The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest income, we use interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP.

LOANS SUMMARY

December 31 – in millions	2016	2015	2014	2013	2012
Commercial lending
Commercial	$101,364	$98,608	$97,420	$88,378	$83,040
Commercial real estate	29,010	27,468	23,262	21,191	18,655
Equipment lease financing	7,581	7,468	7,686	7,576	7,247
Total commercial lending	137,955	133,544	128,368	117,145	108,942
Consumer lending
Home equity	29,949	32,133	34,677	36,447	35,920
Residential real estate	15,598	14,411	14,407	15,065	15,240
Credit card	5,282	4,862	4,612	4,425	4,303
Other consumer	22,049	21,746	22,753	22,531	21,451
Total consumer lending	72,878	73,152	76,449	78,468	76,914
Total loans	$210,833	$206,696	$204,817	$195,613	$185,856

RECONCILIATION OF TANGIBLE BOOK VALUE PER COMMON SHARE (NON-GAAP)

December 31 Dollars in millions, except per share data	2016	2015	2014	2013	2012
Book value per common share	$85.94	$81.84	$77.61	$72.07	$66.95
Tangible book value per common share
Common shareholders’ equity	$41,723	$41,258	$40,605	$38,392	$35,358
Goodwill and Other Intangible Assets	(9,376)	(9,482)	(9,595)	(9,654)	(9,798)
Deferred tax liabilities on Goodwill and Other
Intangible Assets	304	310	320	333	354
Tangible common shareholders’ equity	$32,651	$32,086	$31,330	$29,071	$25,914
Period-end common shares outstanding (in millions)	485	504	523	533	528
Tangible book value per common share (Non-GAAP) (a)	$67.26	$63.65	$59.88	$54.57	$49.07
(a)	We believe this non-GAAP financial measure serves as a useful tool to help evaluate the strength and discipline of a company’s capital management strategies and as an additional conservative measure of total company value.

The PNC Financial Services Group, Inc. – Form 10-K 169

RECONCILIATION OF FEE INCOME (NON-GAAP)

Year ended December 31 Dollars in millions	2016	2015	2014
Noninterest income
Asset management	$1,521	$1,567	$1,513
Consumer services	1,388	1,335	1,254
Corporate services	1,504	1,491	1,415
Residential mortgage	567	566	618
Service charges on deposits	667	651	662
Total fee income	5,647	5,610	5,462
Other	1,124	1,337	1,388
Total noninterest income	$6,771	$6,947	$6,850

NONPERFORMING ASSETS AND RELATED INFORMATION

December 31 – dollars in millions	2016	2015	2014	2013	2012
Nonperforming loans
Commercial	$496	$351	$290	$457	$590
Commercial real estate	143	187	334	518	807
Equipment lease financing	16	7	2	5	13
Total commercial lending	655	545	626	980	1,410
Consumer lending (a)
Home equity (b)	914	977	1,112	1,139	951
Residential real estate (b)	501	549	706	904	845
Credit card	4	3	3	4	5
Other consumer (b)	70	52	63	61	43
Total consumer lending	1,489	1,581	1,884	2,108	1,844
Total nonperforming loans (c)	2,144	2,126	2,510	3,088	3,254
OREO, foreclosed and other assets	230	299	370	369	540
Total nonperforming assets	$2,374	$2,425	$2,880	$3,457	$3,794
Nonperforming loans to total loans	1.02%	1.03%	1.23%	1.58%	1.75%
Nonperforming assets to total loans, OREO, foreclosed and other assets	1.12%	1.17%	1.40%	1.76%	2.04%
Nonperforming assets to total assets	.65%	.68%	.83%	1.08%	1.24%
Interest on nonperforming loans
Computed on original terms	$111	$115	$125	$163	$212
Recognized prior to nonperforming status	$21	$22	$25	$30	$30
Troubled Debt Restructurings
Nonperforming	$1,112	$1,119	$1,370	$1,511	$1,589
Performing	$1,109	$1,232	$1,213	$1,228	$1,270
Past due loans
Accruing loans past due 90 days or more (d)	$782	$881	$1,105	$1,491	$2,351
As a percentage of total loans	.37%	.43%	.54%	.76%	1.26%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more	$4	$4	$9	$4	$38
As a percentage of total loans held for sale	.16%	.29%	.40%	.18%	1.03%
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	Pursuant to alignment with interagency supervisory guidance on practices for loans and lines of credit related to consumer lending in the first quarter of 2013, nonperforming home equity loans increased $214 million, nonperforming residential mortgage loans increased $187 million and nonperforming other consumer loans increased $25 million. Charge-offs were taken on these loans where the fair value less costs to sell the collateral was less than the recorded investment of the loan and were $134 million.
(c)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.
(d)	Past due loan amounts include government insured or guaranteed consumer loans of $.7 billion, $.8 billion, $1.0 billion, $1.0 billion and $2.2 billion at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

170 The PNC Financial Services Group, Inc. – Form 10-K

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 – dollars in millions	2016	2015	2014	2013	2012
Allowance for loan and lease losses – January 1	$2,727	$3,331	3,609	$4,036	$4,347
Gross charge-offs
Commercial	(332)	(206)	(276)	(395)	(474)
Commercial real estate	(26)	(44)	(70)	(203)	(314)
Equipment lease financing	(5)	(5)	(14)	(8)	(16)
Home equity	(143)	(181)	(275)	(486)	(560)
Residential real estate	(14)	(24)	(40)	(133)	(110)
Credit card	(161)	(160)	(163)	(178)	(200)
Other consumer	(205)	(185)	(183)	(185)	(196)
Total charge-offs	(886)	(805)	(1,021)	(1,588)	(1,870)
Recoveries
Commercial	117	170	207	248	300
Commercial real estate	51	66	84	93	115
Equipment lease financing	10	4	14	16	30
Home equity	84	93	78	73	61
Residential real estate	9	13	26	4	(1)
Credit card	19	21	21	22	26
Other consumer	53	52	60	55	50
Total recoveries	343	419	490	511	581
Net charge-offs	(543)	(386)	(531)	(1,077)	(1,289)
Provision for credit losses	433	255	273	643	987
Net change in allowance for unfunded loan commitments and letters of credit	(40)	(2)	(17)	8	(10)
Net recovery/(write-offs) of purchased impaired loans and other (a)	12	(471)	(3)	(1)	1
Allowance for loan and lease losses – December 31	$2,589	$2,727	3,331	$3,609	$4,036
Allowance as a percentage of December 31:
Loans (a)	1.23%	1.32%	1.63%	1.84%	2.17%
Nonperforming loans	121%	128%	133%	117%	124%
As a percentage of average loans:
Net charge-offs	.26%	.19%	.27%	.57%	.73%
Provision for credit losses	.21%	.12%	.14%	.34%	.56%
Allowance for loan and lease losses (a)	1.24%	1.33%	1.67%	1.90%	2.28%
Allowance as a multiple of net charge-offs	4.77x	7.06x	6.27x	3.35x	3.13x
(a)	See Note 1 Accounting Policies in our 2015 Form 10-K for information on our change in derecognition policy effective December 31, 2015 for certain purchased impaired loans.

The PNC Financial Services Group, Inc. – Form 10-K 171

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2016		2015		2014		2013		2012
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$1,179	48.1%	$1,286	47.7%	$1,209	47.6%	$1,100	45.2%	$1,131	44.7%
Commercial real estate	320	13.8	281	13.3	318	11.4	400	10.8	589	10.0
Equipment lease financing	35	3.6	38	3.6	44	3.7	47	3.9	54	3.9
Home equity	357	14.2	484	15.5	872	16.9	1,051	18.6	1,044	19.3
Residential real estate	332	7.4	307	7.0	561	7.0	642	7.7	847	8.2
Credit card	181	2.5	167	2.4	173	2.3	169	2.3	199	2.3
Other consumer	185	10.4	164	10.5	154	11.1	200	11.5	172	11.6
Total	$2,589	100.0%	$2,727	100.0%	$3,331	100.0%	$3,609	100.0%	$4,036	100.0%

TIME DEPOSITS

The aggregate amount of time deposits with a denomination of $100,000 or more was $7.7 billion at December 31, 2016 and $9.4 billion at December 31, 2015. Time deposits of $100,000 or more included time deposits in foreign offices of $1.7 billion at December 31, 2016. Domestic time deposits of $100,000 or more were $6.0 billion at December 31, 2016 with the following maturities:

December 31, 2016 – in billions	Domestic Certificates of Deposit
Three months or less	$1.6
Over three through six months	1.0
Over six through twelve months	1.5
Over twelve months	1.9
Total	$6.0

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2016 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$27,656	$64,109	$9,599	$101,364
Commercial real estate	7,404	15,658	5,948	29,010
Total	$35,060	$79,767	$15,547	$130,374
Loans with:
Predetermined rate	$5,902	$11,116	$6,392	$23,410
Floating or adjustable rate	29,158	68,651	9,155	106,964
Total	$35,060	$79,767	$15,547	$130,374

At December 31, 2016, we had no pay-fixed interest rate swaps designated to commercial loans as part of fair value hedge strategies. At December 31, 2016, $17.5 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (1 month LIBOR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

COMMON STOCK PRICES/DIVIDENDS DECLARED

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared(a)
2016 Quarter
First	$94.26	$77.67	$84.57	$.51
Second	90.85	77.40	81.39	.51
Third	91.39	77.86	90.09	.55
Fourth	118.57	87.34	116.96	.55
Total				$2.12
2015 Quarter
First	$96.71	$81.84	$93.24	$.48
Second	99.61	90.42	95.65	.51
Third	100.52	82.77	89.20	.51
Fourth	97.50	84.93	95.31	.51
Total				$2.01
(a)	Our Board of Directors approved a first quarter 2017 cash dividend of $.55 per common share, which was payable on February 5, 2017.

172 The PNC Financial Services Group, Inc. – Form 10-K

TRANSITIONAL BASEL III AND PRO FORMA FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIOS (NON-GAAP) – 2012-2015 PERIODS

Our regulatory risk-based ratios in 2015 were calculated using the standardized approach, effective January 1, 2015, for determining risk-weighted assets, and the definitions of, and deductions from, regulatory capital under the Basel III rules (as such definitions and deductions were phased-in for 2015). We refer to the capital ratios calculated using the phased-in Basel III provisions in effect for 2015 and, for the risk-based ratios, standardized approach risk-weighted assets as the 2015 Transitional Basel III ratios.

	Transitional Basel III		Pro forma Fully Phased-In Basel III (Non-GAAP) (a) (b)
Dollars in millions	December 31 2015	December 31 2014	December 31 2015	December 31 2014	December 31 2013	December 31 2012
Common stock, related surplus and retained earnings, net of treasury stock	$41,128	$40,103	$41,128	$40,103	$38,031		$34,579
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(8,972)	(8,939)	(9,172)	(9,276)	(9,321)		(9,445)
Basel III total threshold deductions	(470)	(212)	(1,294)	(1,081)	(1,386)		(2,330)
Accumulated other comprehensive income (c)	(81)	40	(201)	201	196		276
All other adjustments	(112)	(63)	(182)	(121)	(64)		(579)
Basel III Common equity Tier 1 capital	$31,493	$30,929	$30,279	$29,826	$27,456		$22,501
Basel III standardized approach risk-weighted assets (d)	$295,905	$284,018	$303,707	$298,786	$291,977	$	N/A
Basel III advanced approaches risk-weighted assets (e)	N/A	N/A	264,931	$285,870	$290,080		$301,006
Basel III Common equity Tier 1 capital ratio	10.6%	10.9%	10.0%	10.0%	9.4%		7.5%
Risk weight and associated rules utilized	Standardized (with 2015 transition adjustments)	Standardized (with 2014 transition adjustments)	Standardized				Advanced
(a)	We utilize the pro forma fully phased-in Basel III capital ratios, to assess our capital position (without the benefit of phase-ins), as these ratios represent the regulatory capital standards that will be ultimately applicable to us under the final Basel III rules.
(b)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis, and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of our models that are integral to the calculation of advanced approaches risk-weighted assets as we move through the parallel run process.
(c)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(d)	Basel III standardized approach risk-weighted assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets. The Transitional Basel III ratio in 2014 was based on the definitions of, and deductions from, capital under Basel III (as such definitions and deductions are phased-in for 2014) and Basel I risk-weighted assets (subject to certain adjustments as defined by the Basel III rules).
(e)	Basel III advanced approaches risk-weighted assets are based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets. During the parallel run qualification phase we have refined the data, models and internal processes used as part of the advanced approaches for determining risk-weighted assets. Refinements implemented in the fourth quarter of 2015 reduced estimated Basel III advanced approaches risk-weighted assets. We anticipate additional refinements to this estimate through the parallel run qualification phase.

BASEL I TIER 1 COMMON CAPITAL RATIO (a) (b)

Dollars in millions	December 31 2013	December 31 2012
Basel I Tier 1 common capital	$28,484	24,951
Basel I risk-weighted assets	272,169	260,847
Basel I Tier 1 common capital ratio	10.5%	9.6%
(a)	Effective January 1, 2014, the Basel I Tier 1 common capital ratio no longer applies to us (except for stress testing purposes). Our 2013 Form 10-K included additional information regarding our Basel I capital ratios.
(b)	Amounts have not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

The PNC Financial Services Group, Inc. – Form 10-K 173

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

We performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2016.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2016 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2016. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Report.

DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2016, we performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2016, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts), required by this item is included under the captions “Election of Directors (Item 1),” and “Corporate Governance – Board committees – Audit Committee,” in our Proxy Statement to be filed for the 2017 annual meeting of shareholders and is incorporated herein by reference.

Additional information regarding our executive officers and our directors is included in Part I of this Report under the captions “Executive Officers of the Registrant” and “Directors of the Registrant.”

Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2017 annual meeting of shareholders and is incorporated herein by reference.

Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the caption “Corporate Governance – Our Code of Business Conduct and Ethics” in our Proxy Statement to be filed for the 2017 annual meeting of shareholders and is incorporated herein by reference. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

174 The PNC Financial Services Group, Inc. – Form 10-K

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Corporate Governance – Board committees –Personnel and Compensation Committee – Compensation committee interlocks and insider participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” “Compensation Tables,” and “Change in Control and Termination of Employment” in our Proxy Statement to be filed for the 2017 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e)(5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement to be filed for the 2017 annual meeting of shareholders and is incorporated herein by reference.

Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2016 is included in the table which follows. Additional information regarding these plans is included in Note 12 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information

At December 31, 2016

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	8,403,491	(2)	$55.16	39,890,803	(3)
Equity compensation plans not approved by security holders	177,806	(4)	$399.58
Total	8,581,297		$74.84	39,890,803

(1) – The weighted-average exercise price does not take into account restricted stock units or incentive performance units because they have no exercise price.

(2) – Of this total, 61,801 are stock-payable restricted stock units that relate to the 2016 Incentive Award Plan (2016 Incentive Plan), approved by shareholders on April 26, 2016, and the following amounts relate to the 2006 Incentive Award Plan, as amended and restated (2006 Incentive Plan): 2,934,392 are stock options, 4,901,627 are stock-payable restricted stock units (at a maximum award level), and 505,671 are incentive performance unit awards (at a maximum share award level). For incentive performance unit awards, upon achievement of performance goals and other conditions above target level, payment is made in cash share equivalents, up to a maximum of 25% of the target number of share units.

Following shareholder approval of the 2016 Incentive Plan, no further grants were permitted under the 2006 Incentive Plan. All outstanding grants under our 1997 Long Term Incentive Award Plan expired in 2016.

(3) – Includes 744,226 shares available for issuance under the Employee Stock Purchase Plan, of which 72,906 shares are subject to purchase during the purchase period ending December 31, 2016. The amount available for awards under the 2016 Incentive Plan is 39,146,577.

(4) – Represents 177,806 shares subject to options outstanding under pre-acquisition plans of National City Corporation, which was merged into PNC on December 31, 2008. Pursuant to the merger agreement, awards granted under the National City plans were converted into awards of PNC common stock. No further awards may be made under these plans.

All outstanding awards under the pre-acquisition plans of Sterling Financial Corporation, which was merged into PNC on April 4, 2008, expired in 2016.

The PNC Financial Services Group, Inc. – Form 10-K 175

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Director and Executive Officer Relationships –Director independence, – Transactions with directors, – Family relationships, and – Indemnification and advancement of costs” and “Related Person Transactions” in our Proxy Statement to be filed for the 2017 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Independent Registered Public Accounting Firm (Item 2) – Audit, audit-related and permitted non-audit fees, – Procedures for pre-approving audit services, audit-related services and permitted non-audit services” in our Proxy Statement to be filed for the 2017 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 are filed with this Report as Exhibit 99.1 and incorporated herein by reference.

EXHIBITS

Our exhibits listed on the Exhibit Index on pages E-1 through E-9 of this Form 10-K are filed with this Report or are incorporated herein by reference.

176 The PNC Financial Services Group, Inc. – Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PNC Financial Services Group, Inc.

(Registrant)

By:	/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 28, 2017.

Signature	Capacities

/s/ William S. Demchak William S. Demchak	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert Q. Reilly Robert Q. Reilly	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gregory H. Kozich Gregory H. Kozich	Senior Vice President and Controller (Principal Accounting Officer)

* Charles E. Bunch; Marjorie Rodgers Cheshire; Andrew T. Feldstein; Daniel R. Hesse; Kay Coles James; Richard B. Kelson; Jane G. Pepper; Donald J. Shepard; Lorene K. Steffes; Dennis F. Strigl; Michael J. Ward; Gregory D. Wasson	Directors

*By:	/s/ Christi Davis
Christi Davis, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

The PNC Financial Services Group, Inc. – Form 10-K 177

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

3.1.1	Amended and Restated Articles of Incorporation of the Corporation, effective January 2, 2009	Incorporated herein by reference to Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K)

3.1.2	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

3.1.3	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

3.1.4	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

3.1.5	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R dated May 2, 2013	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

3.1.6	Amendment to Amended and Restated Articles of Incorporation of the Corporation, effective November 19, 2015	Incorporated herein by reference to Exhibit 3.1.6 of the Corporation’s Current Report on Form 8-K filed November 20, 2015

3.1.7	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S dated October 27, 2016	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

3.2	By-Laws of the Corporation, as amended and restated, effective August 11, 2016	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K filed August 11, 2016

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

4.2	Terms of $1.80 Cumulative Convertible Preferred Stock, Series B	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.3	Terms of 7.00% Non-Cumulative Preferred Stock, Series H	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.4	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s 2008 Form 10-K

4.5	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

4.6	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

4.7	Terms of 5.375% Non-Cumulative Perpetual Preferred Preferred Stock, Series Q	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

E-1    PNC Financial Services Group, Inc. – Form 10-K

4.8	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

4.9	Terms of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

4.10	Warrants for Purchase of Shares of PNC Common Stock	Incorporated herein by reference to Exhibit 4.2 (included as part of Exhibit 4.1) of the Corporation’s Form 8-A filed April 30, 2010

4.11

Deposit Agreement dated July 27, 2011, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series O preferred stock

Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

4.12

Deposit Agreement, dated April 24, 2012, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series P preferred stock

Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

4.13

Deposit Agreement, dated September 21, 2012, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series Q preferred stock

Incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

4.14

Deposit Agreement, dated May 7, 2013, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series R preferred stock

Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

4.15

Deposit Agreement, dated November 1, 2016, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series S preferred stock

Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

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

PNC Financial Services Group, Inc. – Form 10-K    E-2

4.20.1

Issuing and Paying Agency Agreement, dated January 16, 2014, between PNC Bank, National Association and PNC Bank, National Association, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

Incorporated by reference to Exhibit 4.25 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K)

4.20.2

Amendment No. 1 to Issuing and Paying Agency Agreement, dated May 22, 2015, between PNC Bank, National Association and PNC Bank, National Association, relating to the $30 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

Incorporated by reference to Exhibit 4.21.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (2nd Quarter 2015 Form 10-Q)

4.20.3

Amendment No. 2 to Issuing and Paying Agency Agreement, dated May 27, 2016, between PNC Bank, National Association and PNC Bank, National Association, relating to the $40 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

Incorporated herein by reference to Exhibit 4.20.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (2nd Quarter 2016 Form 10-Q)

4.21

Form of PNC Bank, National Association Global Bank Note for Fixed Rate Global Senior Bank Note issued after January 16, 2014 with Maturity of more than Nine Months from Date of Issuance (included in Exhibit 4.20.1)

Incorporated by reference to Exhibit 4.25 of the Corporation’s 2013 Form 10-K

4.22

Form of PNC Bank, National Association Global Bank Note for Floating Rate Global Senior Bank Note issued after January 16, 2014 with Maturity of more than Nine Months from Date of Issuance (included in Exhibit 4.20.1)

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

Incorporated herein by reference to Exhibit 4.21.2 of the Corporation’s 2nd Quarter 2015 Form 10-Q

4.28	Exchange Agreement, dated as of March 29, 2007, by and among the Corporation, PNC Bank, National Association, and PNC Preferred Funding Trust II	Incorporated herein by reference to Exhibit 4.16 of the Corporation’s Current Report on Form 8-K filed March 30, 2007

10.1.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 to the Corporation’s 2008 Form 10-K*

E-3    PNC Financial Services Group, Inc. – Form 10-K

10.1.2	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.3 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K)*

10.1.3	Amendment 2013-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated as of January 1, 2009	Incorporated by reference to Exhibit 10.1.3 of the Corporation’s 2013 Form 10-K*

10.2.1	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.4 to the Corporation’s 2008 Form 10-K*

10.2.2	Amendment 2009-1 to the Corporation’s ERISA Excess Plan as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2009 Form 10-K*

10.2.3	Amendment 2011-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.8 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K)*

10.2.4	Amendment 2013-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10.2.4 of the Corporation’s 2013 Form 10-K*

10.3.1	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 to the Corporation’s 2008 Form 10-K*

10.3.2	Amendment 2009-1 to the Corporation’s Key Executive Equity Program as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 to the Corporation’s 2009 Form 10-K*

10.4.1	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2011 Form 10-K*

10.4.2	Amendment 2013-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated by reference to Exhibit 10.4.2 of the Corporation’s 2013 Form 10-K*

10.5.1	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 to the Corporation’s 2nd Quarter 2009 Form 10-Q*

10.5.2	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 to the Corporation’s 2009 Form 10-K*

10.5.3	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s 2010 Form 10-K*

10.5.4	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s 2011 Form 10-K*

10.5.5	Amendment 2012-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.24 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K)*

10.5.6	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated by reference to Exhibit 10.5.6 of the Corporation’s 2013 Form 10-K*

10.6.1	The Corporation and Affiliates Deferred Compensation and Incentive Plan, effective as of January 1, 2012	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8 No.333-177896 filed November 10, 2011*

10.6.2	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, effective as of January 1, 2012	Incorporated by reference to Exhibit 10.6.2 of the Corporation’s 2013 Form 10-K*

PNC Financial Services Group, Inc. – Form 10-K    E-4

10.7	The Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2017	Filed herewith*

10.8	The PNC Financial Services Group, Inc. 2016 Incentive Award Plan	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 (File No. 333-210995) filed April 29, 2016*

10.9.1	The Corporation’s 2006 Incentive Award Plan, as amended and restated effective as of March 11, 2011	Incorporated herein by reference to Exhibit 10.70 of the Corporation’s Quarterly Report on Form 1O-Q for the quarter ended March 31, 2011 (1st Quarter 2011 Form 10-Q)*

10.9.2	Addendum to the Corporation’s 2006 Incentive Award Plan, effective as of January 26, 2012	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s 2011 Form 10-K*

10.10	The Corporation’s 1997 Long-Term Incentive Award Plan, as amended and restated	Incorporated herein by reference to Exhibit 10.5 of the Corporation’s 2nd Quarter 2004 Form 10-Q*

10.11	The Corporation’s 1996 Executive Incentive Award Plan, as amended and restated effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.10 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K)*

10.12	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2012	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 2011 Form 10-K*

10.13	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (3rd Quarter 2014 10-Q)*

10.14	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated effective January 1, 2012	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 2011 Form 10-K*

10.15	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.53 of the Corporation’s 3rd Quarter 2014 10-Q*

10.16	The Corporation’s 2016 Incentive Award Plan Directors Deferred Stock Unit Program effective January 1, 2017	Filed herewith*

10.17	Amended and Restated Trust Agreement between PNC Investment Corp., as settlor, and Hershey Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (3rd Quarter 2005 Form 10-Q)*

10.18	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.19	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s 2011 Form 10-K*

10.20	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2014	Incorporated by reference to Exhibit 10.16 of the Corporation’s 2013 Form 10-K

10.21	2006 forms of restricted deferral agreements	Incorporated herein by reference to the restricted deferral agreements portions of Exhibit 10.17 of the Corporation’s 2005 Form 10-K*

10.22	2007 forms of employee stock option agreements	Incorporated herein by reference to the employee stock option agreements portion of Exhibit 10.21 of the Corporation’s 2006 Form 10-K*

E-5    PNC Financial Services Group, Inc. – Form 10-K

10.23	2008 forms of employee stock option and restricted share unit agreements	Incorporated herein by reference to the employee stock option and restricted share units agreements portions of Exhibit 10.26 of the Corporation’s 2007 Form 10-K*

10.24	Form of employee stock option agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.25	Form of employee restricted stock agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.26	Form of employee stock option agreement with performance vesting schedule	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*

10.27	2009 forms of employee stock option, restricted stock and restricted share unit agreements

Incorporated by reference to the employee stock option, restricted stock and restricted share unit agreements portions of Exhibit 10.61 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009*

10.28	2010 forms of employee stock option, restricted stock, and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.48 to the Corporation’s 2009 Form 10-K*

10.29	2011 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated herein by reference to Exhibit 10.71 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.30	2012 forms of employee stock option, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.77 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (1st Quarter 2012 Form 10-Q)*

10.31	Forms of employee stock option, restricted stock and restricted share unit agreements with varied vesting, payment and other circumstances	Incorporated herein by reference to Exhibit 10.78 of the Corporation’s 1st Quarter 2012 Form 10-Q*

10.32	Additional 2012 forms of employee performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.79 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (2nd Quarter 2012 Form 10-Q)*

10.33	2013 forms of employee stock option and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.64 of the Corporation’s 2012 Form 10-K*

10.34	Additional 2013 forms of employee stock option, performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.82 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013*

10.35	Additional 2013 forms of employee restricted share unit agreements	Incorporated by reference to Exhibit 10.83 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013*

10.36	Additional 2013 and 2014 forms of employee restricted share unit and performance unit agreements	Incorporated by reference to Exhibit 10.36 of the Corporation’s 2013 Form 10-K*

10.37	Additional 2014 Forms of Employee Performance Unit and Restricted Share Unit Agreements	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014*

10.38	Additional 2014 Forms of Employee Restricted Share Unit Agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s 3rd Quarter 2014 10-Q*

10.39	2015 Forms of Performance Restricted Share Unit Award Agreements	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s 2nd Quarter 2015 Form 10-Q

PNC Financial Services Group, Inc. – Form 10-K    E-6

10.40	2015 Forms of Incentive Performance Unit Award Agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s 2nd Quarter 2015 Form 10-Q

10.41	2015 Forms of Restricted Share Unit Award Agreements	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s 2nd Quarter 2015 Form 10-Q

10.42	2016 Form of Performance Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (3rd Quarter 2016 Form 10-Q)*

10.43	2016 Form of Incentive Performance Units Award Agreement	Incorporated herein by reference to Exhibit 10.53 of the Corporation’s 3rd Quarter 2016 Form 10-Q*

10.44	2016 Form of Senior Leader Performance Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s 3rd Quarter 2016 Form 10-Q*

10.45	2016 Form of ALM Incentive Performance Units Award Agreement	Incorporated herein by reference to Exhibit 10.55 of the Corporation’s 3rd Quarter 2016 Form 10-Q*

10.46	Form of time sharing agreements between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.39 to the Corporation’s 2008 Form 10-K*

10.47	Form of Time-Sharing Agreement between the Corporation and certain executives	Incorporated by reference to Exhibit 10.49 of the Corporation’s Current Report on Form 8-K filed April 4, 2014*

10.48	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed August 16, 2016*

10.49.1	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 to National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.49.2	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s 2010 Form 10-K

10.50.1	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and the Corporation

Incorporated herein by reference to the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) (referred to herein as Old BlackRock) for the quarter ended September 30, 2002 (Old BlackRock 3rd Quarter 2002 Form 10-Q)

10.50.2	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among Old BlackRock, PNC Bancorp, Inc. and the Corporation	Incorporated herein by reference to the Current Report on Form 8-K of Old BlackRock (Commission File No. 001-15305) filed February 22, 2006 (Old BlackRock February 22, 2006 Form 8-K)

10.50.3	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc., and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed June 14, 2007

10.50.4	Third Amendment to Share Surrender Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.50.5	Fourth Amendment to Share Surrender Agreement, dated as of August 7, 2012, among BlackRock, Inc., the Corporation and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.1 of BlackRock, Inc.’s Form 10-Q for the quarter ended June 30, 2012

E-7    PNC Financial Services Group, Inc. – Form 10-K

10.51.1	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.51.2	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed June 17, 2009

10.52	Exchange Agreement dated as of May 21, 2012 by and among PNC Bancorp, Inc., the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed May 23, 2012

10.53.1

Distribution Agreement, dated January 16, 2014, between PNC Bank, National Association and the Dealers named therein, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

Incorporated by reference to Exhibit 10.47 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014

10.53.2

Amendment No. 1 to Distribution Agreement, dated May 22, 2015, between PNC Bank, National Association and the Dealers named therein, relating to the $30 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

Incorporated herein by reference to Exhibit 10.47.2 of the Corporation’s 2nd Quarter 2015 Form 10-Q

10.53.3

Amendment No. 2 to Distribution Agreement, dated May 27, 2016, between PNC Bank, National Association and the Dealers named therein, relating to the $40 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

Incorporated herein by reference to Exhibit 10.48.3 of the Corporation’s 2nd Quarter 2016 Form 10-Q

10.54	Stock Purchase Agreement, dated as of February 1, 2010, by and between the Corporation and The Bank of New York Mellon Corporation	Incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed February 3, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1	Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2016 and 2015 and for each of the three years ended December 31, 2016	Filed herewith

PNC Financial Services Group, Inc. – Form 10-K    E-8

99.2	Consent order between The PNC Financial Services Group, Inc. and the Board of Governors of the Federal Reserve System	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed April 14, 2011

101	Interactive Data File (XBRL)	Filed herewith
+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, to filings by National City Corporation are to SEC File No. 001-10074, to filings by BlackRock through its second quarter 2006 Form 10-Q (referred to herein as Old BlackRock) are to BlackRock Holdco 2, Inc. SEC File No. 001-15305, and to filings by BlackRock, Inc. are to SEC File No. 001-33099.
*	Denotes management contract or compensatory plan.

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

E-9    PNC Financial Services Group, Inc. – Form 10-K