Form 10-Q
period 2017-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2017-05-03
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(888) 762-2265

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2017, there were 483,901,441 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2017 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2017 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to First Quarter 2017 Form 10-Q (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (continued)

FINANCIAL REVIEW

THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2016 Annual Report on Form 10-K (2016 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2016 Form 10-K; Item 1A Risk Factors included in our 2016 Form 10-K; and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements included in Item 1 of this Report and Item 8 of our 2016 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2016 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (GAAP) basis. In this Report, “PNC”, “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis. References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended March 31
	2017	2016
Financial Results (a)
Revenue
Net interest income	$2,160	$2,098
Noninterest income	1,724	1,567
Total revenue	3,884	3,665
Provision for credit losses	88	152
Noninterest expense	2,402	2,281
Income before income taxes and noncontrolling interests	$1,394	$1,232
Net income	$1,074	$943
Less:
Net income attributable to noncontrolling interests	17	19
Preferred stock dividends	63	63
Preferred stock discount accretion and redemptions	21	2
Net income attributable to common shareholders	$973	$859
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	6	6
Impact of BlackRock earnings per share dilution	4	3
Net income attributable to diluted common shares	$963	$850
Diluted earnings per common share	$1.96	$1.68
Cash dividends declared per common share	$.55	$.51
Effective tax rate (b)	23.0%	23.5%
Performance Ratios
Net interest margin (c)	2.77%	2.75%
Noninterest income to total revenue	44%	43%
Efficiency	62%	62%
Return on:
Average common shareholders’ equity	9.50%	8.44%
Average assets	1.19%	1.07%
(a)	The Executive Summary and Consolidated Income Statement Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.
(b)	The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. To provide more meaningful comparisons of net interest margins, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended March 31, 2017 and March 31, 2016 were $52 million and $48 million, respectively. For additional information, see the Statistical Information (Unaudited) section of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	March 31 2017	December 31 2016	March 31 2016
Balance Sheet Data (dollars in millions, except per share data)
Assets	$370,944	$366,380	$360,985
Loans	$212,826	$210,833	$207,485
Allowance for loan and lease losses	$2,561	$2,589	$2,711
Interest-earning deposits with banks (b)	$27,877	$25,711	$29,478
Investment securities	$76,432	$75,947	$72,569
Loans held for sale	$1,414	$2,504	$1,541
Equity investments (c)	$10,900	$10,728	$10,391
Mortgage servicing rights	$1,867	$1,758	$1,323
Goodwill	$9,103	$9,103	$9,103
Other assets	$28,083	$27,506	$27,945

Noninterest-bearing deposits	$79,246	$80,230	$78,151
Interest-bearing deposits	$181,464	$176,934	$172,208
Total deposits	$260,710	$257,164	$250,359
Borrowed funds	$55,062	$52,706	$54,178
Total shareholders’ equity	$45,754	$45,699	$45,130
Common shareholders’ equity	$41,774	$41,723	$41,677
Accumulated other comprehensive income (loss)	$(279)	$(265)	$532

Book value per common share	$86.14	$85.94	$83.47
Common shares outstanding (in millions)	485	485	499
Loans to deposits	82%	82%	83%

Client Assets (in billions)
Discretionary client assets under management	$141	$137	$135
Nondiscretionary client assets under administration	123	120	118
Total client assets under administration (d)	264	257	253
Brokerage account client assets	46	44	43
Total client assets	$310	$301	$296

Capital Ratios
Transitional Basel III (e) (f)
Common equity Tier 1	10.5%	10.6%	10.6%
Tier 1 risk-based	11.8%	12.0%	11.9%
Total capital risk-based	14.1%	14.3%	14.4%
Leverage	9.9%	10.1%	10.2%
Pro forma Fully Phased-In Basel III (Non-GAAP) (f)
Common equity Tier 1	10.0%	10.0%	10.1%
Common shareholders’ equity to assets	11.3%	11.4%	11.5%

Asset Quality
Nonperforming loans to total loans	.94%	1.02%	1.10%
Nonperforming assets to total loans, OREO, foreclosed and other assets	1.04%	1.12%	1.23%
Nonperforming assets to total assets	.60%	.65%	.71%
Net charge-offs to average loans (for the three months ended) (annualized)	.23%	.20%	.29%
Allowance for loan and lease losses to total loans	1.20%	1.23%	1.31%
Allowance for loan and lease losses to total nonperforming loans	128%	121%	119%
Accruing loans past due 90 days or more (in millions)	$699	$782	$782
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $27.5 billion, $25.1 billion and $29.0 billion as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively.
(c)	Amounts include our equity interest in BlackRock.
(d)	As a result of certain investment advisory services performed by one of our registered investment advisors, certain assets were previously reported as both discretionary client assets under management and nondiscretionary client assets under administration. Effective for the first quarter of 2017, these amounts are only reported as discretionary assets under management. Prior periods were adjusted to remove amounts previously included in nondiscretionary assets under administration of approximately $9 billion and $7 billion as of December 31, 2016 and March 31, 2016, respectively.
(e)	Calculated using the regulatory capital methodology applicable to PNC during each period presented.
(f)	See Basel III Capital discussion in the Capital Management portion of the Risk Management section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business in our 2016 Form 10-K. See also the Transitional Basel III and Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratios (Non-GAAP) – 2016 Periods table in the Statistical Information section of this Report for a reconciliation of the 2016 periods’ ratios.

2    The PNC Financial Services Group, Inc. – Form 10-Q

EXECUTIVE SUMMARY

The PNC Financial Services Group, Inc. is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our primary geographic markets are located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Florida, North Carolina, Kentucky, Washington, D.C., Delaware, Virginia, Georgia, Alabama, Missouri, Wisconsin and South Carolina. We also provide certain products and services internationally.

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

We strive to expand and deepen customer relationships by offering a broad range of deposit, fee-based and credit products and services. We are focused on delivering those products and services to our customers with the goal of addressing their financial objectives and putting customers’ needs first. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals and offering our diverse products and services to help them achieve financial wellbeing. Our approach is concentrated on organically growing and deepening client relationships across our businesses that meet our risk/return measures.

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

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic conditions and the Basel III framework and return excess capital to shareholders, in accordance with the currently effective capital plan included in our Comprehensive Capital

Analysis and Review (CCAR) submission to the Board of Governors of the Federal Reserve System (Federal Reserve). For more detail, see the Capital Highlights portion of this Executive Summary and the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2016 Form 10-K.

Income Statement Highlights

Net income for the first quarter of 2017 was $1.1 billion, or $1.96 per diluted common share, an increase of 14%, compared to $943 million, or $1.68 per diluted common share, for the first quarter of 2016.

•	Total revenue increased $219 million, or 6%, to $3.9 billion.
•	Net interest income increased $62 million, or 3%, to $2.2 billion.
•	Net interest margin increased to 2.77% compared to 2.75% for the first quarter of 2016.
•	Noninterest income increased $157 million, or 10%, to $1.7 billion primarily due to growth in fee income.
•	Provision for credit losses decreased to $88 million for the first quarter of 2017 compared to $152 million for the first quarter of 2016.
•	Noninterest expense increased $121 million to $2.4 billion, reflecting overall higher levels of business activity.

For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

Balance Sheet Highlights

Our balance sheet was strong and well positioned at March 31, 2017 and December 31, 2016.

•	Total loans increased $2.0 billion, or 1%, to $212.8 billion.
•	Total commercial lending grew $2.7 billion, or 2%.
•	Total consumer lending decreased $.7 billion, or 1%.
•	Total deposits increased $3.5 billion, or 1%, to $260.7 billion.
•	Investment securities increased $.5 billion, or 1%, to $76.4 billion.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q    3

Credit Quality Highlights

Overall credit quality remained stable with the fourth quarter of 2016.

•	Nonperforming assets decreased $162 million, or 7%, to $2.2 billion at March 31, 2017 compared with December 31, 2016.
•	Overall loan delinquencies decreased $192 million, or 12%, as of March 31, 2017 compared with December 31, 2016.
•	Net charge-offs of $118 million in the first quarter of 2017 decreased compared to net charge-offs of $149 million for the first quarter of 2016.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights

We maintained a strong capital position and continued to return capital to shareholders.

•	The Transitional Basel III common equity Tier 1 capital ratio was 10.5% at March 31, 2017 compared to 10.6% at December 31, 2016.
•	Pro forma fully phased-in Basel III common equity Tier 1 capital ratio, a non-GAAP financial measure, remained stable at an estimated 10.0% at March 31, 2017 and December 31, 2016 based on the standardized approach rules.
•	In the first quarter of 2017, we returned $.9 billion of capital to shareholders through repurchases of 5.0 million common shares for $.6 billion and dividends on common shares of $.3 billion.
•	On January 30, 2017, PNC announced a $300 million increase to its common stock share repurchase programs, which now provide for repurchases of up to $2.3 billion for the four-quarter period ending June 30, 2017.
•	On April 4, 2017, the PNC board of directors declared a quarterly cash dividend on common stock of 55 cents per share with a payment date of May 5, 2017.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for more detail on our 2017 capital and liquidity actions as well as our capital ratios.

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve as part of the CCAR process. For additional information, see the Supervision and Regulation section in Item 1 Business of our 2016 Form 10-K.

Business Outlook

Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our current view that the U.S. economy and the labor market will grow moderately in 2017, boosted by stable oil/energy prices, improving consumer spending and housing activity, and expanded federal fiscal policy stimulus as a result of the 2016 elections. Short-term interest rates and bond yields are expected to continue rising gradually in 2017, along with inflation. Specifically, our business outlook reflects our expectation of continued steady growth in GDP and two 25 basis point increases in short-term interest rates by the Federal Reserve in June and December of 2017. We are also assuming that long-term rates rise at a slower pace than short-term rates. See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2016 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

For the full year 2017 compared to full year 2016, we expect:

•	Loans to increase by mid-single digits, on a percentage basis;
•	Revenue growth in the upper end of the mid-single digit range, on a percentage basis;
•	Noninterest expense to increase by low single digits, on a percentage basis; and
•	The effective tax rate to be approximately 25%, absent any tax reform.

For the remaining quarters of 2017, we expect quarterly other noninterest income to be between $225 million and $275 million.

For the second quarter of 2017 compared to the first quarter of 2017, we expect:

•	Modest loan growth;
•	Net interest income to increase by low single digits, on a percentage basis;
•	Fee income to increase by mid-single digits, on a percentage basis. Fee income consists of asset management, consumer services, corporate services, residential mortgage and service charges on deposits;
•	Provision for credit losses to be between $75 million and $125 million, and could be at the higher end of this range as a result of an initial provision for acquired loans; and
•	Noninterest expense to increase by low single digits, on a percentage basis.

4    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first quarter of 2017 was $1.1 billion, or $1.96 per diluted common share, an increase of 14%, compared to $943 million, or $1.68 per diluted common share, for the first quarter of 2016. The increase was driven by a 6% increase in revenue and lower provision for credit losses, partially offset by a 5% increase in noninterest expense. Higher revenue in the comparison reflected a 10% increase in noninterest income and a 3% increase in net interest income.

Net Interest Income

Table 2: Summarized Average Balances and Net Interest Income (a)

	2017			2016
Three months ended March 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$76,253	2.67%	$508	$70,269	2.72%	$478
Loans	212,253	3.67%	1,941	207,184	3.60%	1,875
Interest-earning deposits with banks	24,192	.81%	49	25,533	.50%	32
Other	8,395	3.54%	74	7,764	3.62%	70
Total interest-earning assets/interest income	$321,093	3.22%	2,572	$310,750	3.15%	2,455
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$176,871	.28%	120	$168,823	.25%	105
Borrowed funds	54,942	1.74%	240	53,626	1.51%	204
Total interest-bearing liabilities/interest expense	$231,813	.62%	360	$222,449	.55%	309
Net interest margin/income (Non-GAAP)		2.77%	2,212		2.75%	2,146
Taxable-equivalent adjustments			(52)			(48)
Net interest income (GAAP)			$2,160			$2,098
(a)	Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement.

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

Net interest income increased by $62 million, or 3%, in the first quarter of 2017 compared with the first quarter of 2016, and net interest margin increased to 2.77% compared with 2.75% in the prior year quarter. Both increases reflected higher loan yields, partially offset by an increase in borrowing and deposit costs. The increase in net interest income also was driven by growth in loans and securities balances.

Average investment securities increased $6.0 billion, or 9%, due to higher average U.S. Treasury and government agency securities and average agency residential mortgage-backed securities, partially offset by decreases in average commercial mortgage-backed securities and non-agency residential mortgage-backed securities. Total investment securities increased to 24% of average interest-earning assets for the first quarter of 2017 compared to 23% for the first quarter of 2016.

Average loans grew $5.1 billion, or 2%, consisting of growth in average commercial loans of $4.0 billion and average commercial real estate loans of $1.2 billion, driven by our Corporate Banking and Real Estate businesses within our Corporate & Institutional Banking segment. Additionally, average residential real estate loans increased $1.1 billion. These increases were partially offset by a decline in consumer loans of $1.4 billion, which reflected decreases in the non-strategic runoff consumer loan portfolios of brokered home equity and government guaranteed education loans. Average loans represented 66% of average interest-earning assets for the first quarter of 2017 and 67% of average interest-earning assets for the first quarter of 2016.

The PNC Financial Services Group, Inc. – Form 10-Q    5

Average total deposits of $254.9 billion grew $8.8 billion, or 4%, in the first quarter of 2017 compared to the first quarter of 2016. Average interest-bearing deposits increased $8.0 billion primarily due to higher average savings deposits, which largely reflected a shift from money market deposits to relationship-based savings products, as well as higher average interest-bearing demand deposits. Average interest-bearing deposits represented 76% of average interest-bearing liabilities in both quarters in the comparison.

Noninterest Income

Table 3: Noninterest Income

Three months ended March 31 Dollars in millions			Change
	2017	2016	$	%
Noninterest income
Asset management	$403	$341	$62	18%
Consumer services	332	337	(5)	(1)%
Corporate services	393	325	68	21%
Residential mortgage	113	100	13	13%
Service charges on deposits	161	158	3	2%
Other	322	306	16	5%
Total noninterest income	$1,724	$1,567	$157	10%

Noninterest income as a percentage of total revenue was 44% in the first quarter of 2017 compared to 43% in the first quarter of 2016.

Asset management revenue growth in the comparison reflected higher earnings from BlackRock and the impact of higher average equity markets as well as net new business activity in our asset management business. Discretionary client assets under management increased $6 billion to $141 billion at March 31, 2017 compared to March 31, 2016.

Corporate services revenue increased due to higher merger and acquisition advisory fees and other capital markets revenue, higher commercial mortgage servicing rights valuation, net of economic hedge, and higher treasury management revenue.

Residential mortgage revenue was higher in the comparison as a result of an increased benefit from residential mortgage servicing rights valuation, net of economic hedge.

Other noninterest income for the first quarter of 2017 increased over the first quarter of 2016 largely attributable to higher revenue from private equity investments, including positive valuation adjustments of $47 million associated with our receipt of a five-year extension of the prior July 2017 deadline to conform certain equity investments subject to the Volcker Rule provisions of the Dodd-Frank Act. The increase was partially offset by the impact of first quarter 2016 net gains on the sale of Visa Class B common shares.

Provision For Credit Losses

The provision for credit losses was $88 million for the first quarter of 2017 compared with $152 million for the first quarter of 2016, which included a higher provision for energy related loans in the oil, gas and coal sectors.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Table 4: Noninterest Expense

Three months ended March 31 Dollars in millions			Change
	2017	2016	$	%
Noninterest expense
Personnel	$1,249	$1,145	$104	9%
Occupancy	222	221	1	–
Equipment	251	234	17	7%
Marketing	55	54	1	2%
Other	625	627	(2)	–
Total noninterest expense	$2,402	$2,281	$121	5%

Higher noninterest expense in the comparison reflected the impact of overall higher levels of business activity on personnel and equipment expense. We remained focused on disciplined expense management while continuing to invest in technology and business infrastructure.

As of March 31, 2017, we were on track to achieve our full-year 2017 goal of $350 million in cost savings through our continuous improvement program, which we expect will substantially fund our 2017 business and technology investments.

Effective Income Tax Rate

The effective income tax rate was 23.0% in the first quarter of 2017 compared with 23.5% in the first quarter of 2016. Income taxes for first quarter 2017 included higher tax deductions for stock-based compensation related to vesting of restricted shares and options exercised at a higher common stock price.

6    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW

Table 5: Summarized Balance Sheet Data

			Change
Dollars in millions	March 31 2017	December 31 2016	$	%
Assets
Interest-earning deposits with banks	$27,877	$25,711	$2,166	8%
Loans held for sale	1,414	2,504	(1,090)	(44)%
Investment securities	76,432	75,947	485	1%
Loans	212,826	210,833	1,993	1%
Allowance for loan and lease losses	(2,561)	(2,589)	28	1%
Mortgage servicing rights	1,867	1,758	109	6%
Goodwill	9,103	9,103	–	–
Other, net	43,986	43,113	873	2%

Total assets	$370,944	$366,380	$4,564	1%
Liabilities
Deposits	$260,710	$257,164	$3,546	1%
Borrowed funds	55,062	52,706	2,356	4%
Other	9,269	9,656	(387)	(4)%

Total liabilities	325,041	319,526	5,515	2%
Equity
Total shareholders’ equity	45,754	45,699	55	–
Noncontrolling interests	149	1,155	(1,006)	(87)%

Total equity	45,903	46,854	(951)	(2)%

Total liabilities and equity	$370,944	$366,380	$4,564	1%

The summarized balance sheet data in Table 5 is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

Our balance sheet was strong and well positioned at both March 31, 2017 and December 31, 2016.

•	Total assets increased primarily driven by loan growth and higher interest-earning deposits with banks;

•	Total liabilities increased due to deposit growth and higher borrowed funds;

•	Total equity decreased due to a decline in noncontrolling interests related to the redemption of Perpetual Trust Securities.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2016 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    7

Loans

Table 6: Details of Loans

Dollars in millions			Change
	March 31 2017	December 31 2016	$	%
Commercial lending
Commercial
Manufacturing	$20,054	$18,891	$1,163	6%
Retail/wholesale trade	17,446	16,752	694	4%
Service providers	14,185	14,707	(522)	(4)%
Real estate related (a)	11,690	11,920	(230)	(2)%
Health care	9,603	9,491	112	1%
Financial services	7,710	7,241	469	6%
Other industries	23,077	22,362	715	3%

Total commercial	103,765	101,364	2,401	2%

Commercial real estate	29,435	29,010	425	1%
Equipment lease financing	7,462	7,581	(119)	(2)%

Total commercial lending	140,662	137,955	2,707	2%

Consumer lending
Home equity	29,577	29,949	(372)	(1)%
Residential real estate	15,781	15,598	183	1%
Credit card	5,112	5,282	(170)	(3)%
Other consumer
Automobile	12,337	12,380	(43)	–
Education	4,974	5,159	(185)	(4)%
Other	4,383	4,510	(127)	(3)%

Total consumer lending	72,164	72,878	(714)	(1)%

Total loans	$212,826	$210,833	$1,993	1%
(a)	Includes loans to customers in the real estate and construction industries.

Growth in commercial lending was driven by increased utilization from manufacturing, retail/wholesale trade and financial services customers. Lower consumer lending was driven by declines in home equity loans, education loans and credit cards. The decreases in home equity and education reflected runoff in the non-strategic brokered home equity and government guaranteed education loan portfolios.

See the Credit Risk Management portion of the Risk Management section of this Financial Review and Note 1 Accounting Policies, Note 3 Asset Quality and Note 4 Allowances for Loan and Lease Losses in our Notes To Consolidated Financial Statements included in this Report for additional information regarding our loan portfolio.

Investment Securities

Table 7: Investment Securities

	March 31, 2017		December 31, 2016		Ratings (a) As of March 31, 2017
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$13,318	$13,459	$13,627	$13,714	100%
Agency residential mortgage-backed	38,673	38,427	37,319	37,109	100
Non-agency residential mortgage-backed	3,196	3,394	3,382	3,564	11		4%	76%	9%
Agency commercial mortgage-backed	2,919	2,906	3,053	3,046	100
Non-agency commercial mortgage-backed (b)	4,407	4,434	4,590	4,602	85	4%	1	1	9
Asset-backed (c)	6,486	6,532	6,496	6,524	85	5	3	7
Other debt (d)	6,610	6,782	6,679	6,810	73	15	8	1	3
Corporate stock and other	517	515	603	601					100

Total investment securities (e)	$76,126	$76,449	$75,749	$75,970	91%	2%	1%	4%	2%

8    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Ratings percentages allocated based on amortized cost.
(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.
(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.
(d)	Includes state and municipal securities.
(e)	Includes available for sale and held to maturity securities.

Investment securities increased $.5 billion at March 31, 2017 compared to December 31, 2016. Growth in investment securities was driven by net purchases of agency residential mortgage-backed securities, partially offset by maturities and prepayments of U.S. Treasury and government agencies, non-agency commercial mortgage-backed and non-agency residential mortgage-backed securities.

Table 7 presents the distribution of our investment securities portfolio by credit rating. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed, which could affect our risk-weighted assets and, therefore, our risk-based regulatory capital ratios under the regulatory capital rules. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio.

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

The duration of investment securities was 3.2 years at March 31, 2017. We estimate that at March 31, 2017 the effective duration of investment securities was 3.3 years for an immediate 50 basis points parallel increase in interest rates and 3.1 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding corporate stock and other) was 5.1 years at March 31, 2017 compared to 5.0 years at December 31, 2016.

Table 8: Weighted-Average Expected Maturities of Mortgage and Other Asset-Backed Debt Securities

March 31, 2017	Years
Agency residential mortgage-backed	5.4
Non-agency residential mortgage-backed	5.8
Agency commercial mortgage-backed	3.5
Non-agency commercial mortgage-backed	3.7
Asset-backed	2.5

Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

Funding Sources

Table 9: Details of Funding Sources

Dollars in millions	March 31 2017	December 31 2016	Change
			$	%
Deposits
Money market	$105,230	$105,849	$(619)	(1)%
Demand	97,076	96,799	277	–
Savings	41,428	36,956	4,472	12%
Time deposits	16,976	17,560	(584)	(3)%
Total deposits	260,710	257,164	3,546	1%
Borrowed funds
FHLB borrowings	19,549	17,549	2,000	11%
Bank notes and senior debt	23,745	22,972	773	3%
Subordinated debt	6,889	8,009	(1,120)	(14)%
Other	4,879	4,176	703	17%
Total borrowed funds	55,062	52,706	2,356	4%
Total funding sources	$315,772	$309,870	$5,902	2%

Growth in total deposits was driven by higher consumer savings and demand deposits, partially offset by seasonal declines in commercial deposits. The overall increase in savings deposits reflected in part a shift from money market deposits to relationship-based savings products. The decline in time deposits reflected the net runoff of maturing accounts.

The increase in total borrowed funds reflected net increases in FHLB borrowings and bank notes and senior debt, as new issuances outpaced maturities and calls. These increases were partially offset by subordinated debt maturities.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2017 capital and liquidity activities.

Shareholders’ Equity

Total shareholders’ equity as of March 31, 2017 remained relatively stable compared to December 31, 2016. Increased retained earnings, driven by net income of $1.1 billion partially offset by $.3 billion of common and preferred dividends, was largely offset by common share repurchases of $.6 billion and lower capital surplus.

The PNC Financial Services Group, Inc. – Form 10-Q    9

Common shares outstanding were 485 million at both March 31, 2017, and December 31, 2016, as repurchases of 5.0 million shares during the first quarter of 2017 were largely offset by share issuances from treasury stock related to warrants exercised and stock based compensation activity.

BUSINESS SEGMENTS REVIEW

Effective for the first quarter of 2017, as a result of changes to how we manage our businesses, we realigned our segments and, accordingly, have changed the basis of presentation of our segments, resulting in four reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	BlackRock

Our changes in business segment presentation resulting from the realignment included the following:

•	The Residential Mortgage Banking segment was combined into Retail Banking as a result of our strategic initiative to transform the home lending process by integrating mortgage and home equity lending to enhance product capability and speed of delivery for a better customer experience and to improve efficiency. In conjunction with this shift, residential mortgages previously reported within the “Other” category were also moved to Retail Banking.

•	The Non-Strategic Assets Portfolio segment was eliminated. The segment’s remaining consumer assets were moved to the “Other” category as they are unrelated to the ongoing strategy of any segment, while its commercial assets were transferred to Corporate & Institutional Banking in order to continue the relationships we have with those customers.

•	A portion of business banking clients was moved from Retail Banking to Corporate & Institutional Banking to facilitate enhanced product offerings to meet the financial needs of our business banking clients.

Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors. Effective for the first quarter of 2017, we made certain adjustments to our internal funds transfer pricing methodology primarily relating to weighted average lives of certain non-maturity deposits based on our recent historical experience. These changes in methodology affected business segment results, primarily adversely impacting net interest income for Corporate & Institutional Banking and Retail Banking, offset by increased net interest income in the “Other” category.

The prior period presented was revised to conform to the new segment alignment and to our change in internal funds transfer pricing methodology.

Business segment results and a description of each business are included in Note 14 Segment Reporting included in the Notes To Consolidated Financial Statements in this Report. Certain amounts included in this Business Segments Review differ from those amounts shown in Note 14, primarily due to the presentation in this Financial Review of business net interest revenue on a taxable-equivalent basis.

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, certain non-strategic runoff consumer loan portfolios, private equity investments, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

(Unaudited)

Table 10: Retail Banking Table

Three months ended March 31 Dollars in millions, except as noted			Change
	2017	2016	$	%
Income Statement
Net interest income	$1,121	$1,122	$(1)	–
Noninterest income	603	633	(30)	(5)%

Total revenue	1,724	1,755	(31)	(2)%
Provision for credit losses	71	72	(1)	(1)%
Noninterest expense	1,315	1,299	16	1%

Pretax earnings	338	384	(46)	(12)%
Income taxes	125	141	(16)	(11)%

Earnings	$213	$243	$(30)	(12)%
Average Balance Sheet
Loans held for sale	$843	$801	$42	5%
Loans
Consumer
Home equity	$25,601	$26,743	$(1,142)	(4)%
Automobile	12,146	10,787	1,359	13%
Education	5,131	5,865	(734)	(13)%
Credit cards	5,121	4,722	399	8%
Other	1,756	1,823	(67)	(4)%

Total consumer	49,755	49,940	(185)	–
Commercial and commercial real estate	11,006	11,801	(795)	(7)%
Residential mortgage	11,688	10,268	1,420	14%

Total loans	$72,449	$72,009	$440	1%
Total assets	$87,109	$86,213	$896	1%
Deposits
Noninterest-bearing demand	$29,010	$26,980	$2,030	8%
Interest-bearing demand	40,649	37,815	2,834	7%
Money market	39,321	49,336	(10,015)	(20)%
Savings	35,326	21,780	13,546	62%
Certificates of deposit	13,735	15,320	(1,585)	(10)%

Total deposits	$158,041	$151,231	$6,810	5%
Performance Ratios
Return on average assets	.99%	1.14%
Noninterest income to total revenue	35%	36%
Efficiency	76%	74%

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    11

(continued from previous page)

			Change
Dollars in millions, except as noted	2017	2016	$	%
Supplemental Noninterest Income Information
Consumer services	$250	$254	$(4)	(2)%
Brokerage	$76	$75	$1	1%
Residential mortgage	$113	$100	$13	13%
Service charges on deposits	$154	$151	$3	2%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$130	$125	$5	4%
Serviced portfolio acquisitions	$8	$5	$3	60%
MSR asset value (b)	$1.3	$.9	$.4	44%
MSR capitalization value (in basis points) (b)	97	69	28	41%
Servicing income: (in millions)
Servicing fees, net (c)	$52	$55	$(3)	(5)%
Mortgage servicing rights valuation, net of economic hedge	$12	$(8)	$20	250%
Residential mortgage loan statistics
Loan origination volume (in billions)	$1.9	$1.9	–	–
Loan sale margin percentage	2.96%	3.21%
Percentage of originations represented by:
Purchase volume (d)	43%	40%
Refinance volume	57%	60%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	52%	47%
Digital consumer customers (f)	61%	56%
Credit-related statistics
Nonperforming assets (g)	$1,209	$1,298	$(89)	(7)%
Net charge-offs	$100	$97	$3	3%
Other statistics
ATMs	8,976	8,940	36	–
Branches (h)	2,508	2,613	(105)	(4)%
Universal branches (i)	527	362	165	46%
Brokerage account client assets (in billions) (j)	$46	$43	$3	7%
(a)	Represents mortgage loan servicing balances for third parties and the related income.
(b)	Presented as of March 31, except for customer-related statistics, which are averages for the three months ended, and net charge-offs, which are for the three months ended.
(c)	Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan prepayments and loans that were paid down or paid off during the period.
(d)	Mortgages with borrowers as part of residential real estate purchase transactions.
(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.
(g)	Includes nonperforming loans of $1.1 billion at March 31, 2017 and $1.2 billion at March 31, 2016.
(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(i)	Included in total branches, represents branches operating under our universal model.
(j)	Includes cash and money market balances.

Retail Banking earned $213 million in the first three months of 2017 compared with $243 million for the same period in 2016. The decrease in earnings was driven by lower noninterest income and increased expenses.

Noninterest income declined compared to the same period a year ago due to the impact of first quarter of 2016 net gains on the sale of Visa Class B common shares, partially offset by a higher benefit from residential mortgage servicing rights valuation, net of economic hedge.

The increase in noninterest expense in the comparison resulted primarily from investments in technology.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first three months of 2017, average total deposits increased compared to the same period a year ago, driven by growth in savings deposits reflecting in part a shift from money market deposits to relationship-based savings products. Additionally, demand deposits increased, partially offset by a decline in certificates of deposit due to the net runoff of maturing accounts.

12    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking continued to focus on a relationship-based lending strategy. Total average loans increased in the comparison due to increases in residential mortgage and automobile loans partially offset by declines in home equity and commercial loans, as well as runoff of certain portfolios, as more fully described below.

•	Average home equity loans decreased as pay-downs and payoffs on loans exceeded new originated volume. Retail Banking’s home equity loan portfolio is relationship based, with over 97% of the portfolio attributable to borrowers in our primary geographic footprint. The weighted-average updated FICO scores for this portfolio were 746 at both March 31, 2017 and December 31, 2016.
•	Average commercial and commercial real estate loans declined as pay-downs and payoffs on loans exceeded new volume.
•	Average residential mortgages increased as a result of new volumes exceeding portfolio liquidations.
•	Average automobile loans, which consisted of both direct and indirect auto loans, increased primarily due to portfolio growth in previously underpenetrated markets.
•	Average credit card balances increased as a result of organic growth as we continue to focus on delivering on our long-term objective of deepening penetration within our existing customer base.
•	In the first three months of 2017, average loan balances for the education and other loan portfolios decreased $801 million, or 10%, compared to same period in 2016, driven by declines in the government guaranteed education and indirect other portfolios, which are primarily runoff portfolios.

Nonperforming assets decreased compared to March 31, 2016 driven by declines in both consumer and commercial nonperforming loans.

Retail Banking continues to enhance the customer experience with refinements to product offerings that drive product value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products.

Retail Banking continued to focus on the strategic priority of transforming the customer experience through transaction migration, branch network transformation, home lending transformation and multi-channel engagement and service strategies.

•	In the first three months of 2017, approximately 61% of consumer customers used non-teller channels for the majority of their transactions compared with 56% for the same period a year ago.
•	Deposit transactions via ATM and mobile channels increased to 52% of total deposit transactions in the first three months of 2017 compared with 47% for the same period in 2016.
•	We had a network of 2,508 branches and 8,976 ATMs at March 31, 2017. Approximately 21% of the branch network operates under the universal model.
•	Instant debit card issuance, which enables us to print a customer’s debit card in minutes, was available in 2,224 branches, or 89% of the branch network, as of March 31, 2017.
•	Mortgage loan originations for the first three months of 2017 were comparable to the same period in 2016. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines.

The PNC Financial Services Group, Inc. – Form 10-Q    13

Corporate & Institutional Banking

(Unaudited)

Table 11: Corporate & Institutional Banking Table

Three months ended March 31			Change
Dollars in millions, except as noted	2017	2016	$	%
Income Statement
Net interest income	$839	$817	$22	3%
Noninterest income	524	441	83	19%

Total revenue	1,363	1,258	105	8%
Provision for credit losses	25	102	(77)	(75)%
Noninterest expense	584	533	51	10%

Pretax earnings	754	623	131	21%
Income taxes	270	225	45	20%

Earnings	$484	$398	$86	22%
Average Balance Sheet
Loans held for sale	$1,116	$708	$408	58%
Loans
Commercial	$92,116	$87,324	$4,792	5%
Commercial real estate	27,091	25,959	1,132	4%
Equipment lease financing	7,497	7,420	77	1%

Total commercial lending	126,704	120,703	6,001	5%
Consumer	331	503	(172)	(34)%

Total loans	$127,035	$121,206	$5,829	5%
Total assets	$142,592	$137,270	$5,322	4%
Deposits
Noninterest-bearing demand	$47,423	$48,715	$(1,292)	(3)%
Money market	21,086	22,298	(1,212)	(5)%
Interest-bearing demand and other	15,391	11,391	4,000	35%

Total deposits	$83,900	$82,404	$1,496	2%
Performance Ratios
Return on average assets	1.38%	1.18%
Noninterest income to total revenue	38%	35%
Efficiency	43%	42%
Other Information
Commercial loan servicing portfolio (in billions) (a) (b)	$490	$453	$37	8%
Consolidated revenue from: (c)
Treasury Management (d)	$359	$315	$44	14%
Capital Markets (d)	$247	$152	$95	63%
Commercial mortgage banking activities
Commercial mortgage loans held for sale (e)	$13	$26	$(13)	(50)%
Commercial mortgage loan servicing income (f)	58	62	(4)	(6)%
Commercial mortgage servicing rights valuation, net of economic hedge (g)	16	1	15	*

Total	$87	$89	$(2)	(2)%
Net carrying amount of commercial mortgage servicing rights (a)	$606	$460	$146	32%
Average Loans (by C&IB business)
Corporate Banking	$53,839	$49,533	$4,306	9%
Real Estate	37,136	35,784	1,352	4%
Business Credit	14,839	14,672	167	1%
Equipment Finance	12,478	11,652	826	7%
Commercial Banking	7,041	7,384	(343)	(5)%
Other	1,702	2,181	(479)	(22)%

Total average loans	$127,035	$121,206	$5,829	5%
Credit-related statistics
Nonperforming assets (a) (h)	$546	$760	$(214)	(28)%
Net charge-offs	$21	$38	$(17)	(45)%

14    The PNC Financial Services Group, Inc. – Form 10-Q

* -	Not meaningful.
(a)	As of March 31.
(b)	Represents loans serviced for PNC and others.
(c)	Represents consolidated amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(d)	Includes amounts reported in net interest income, corporate service fees and other noninterest income.
(e)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(f)	Includes net interest income and noninterest income (primarily in corporate services fees) from loan servicing net of reduction in commercial mortgage servicing rights due to time decay and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(g)	Amounts reported in corporate service fees.
(h)	Includes nonperforming loans of $.4 billion at March 31, 2017 and $.6 billion at March 31, 2016.

Corporate & Institutional Banking earned $484 million in the first quarter of 2017 compared to $398 million for the same period in 2016. The increase of $86 million, or 22%, was primarily due to a decrease in the provision for credit losses and higher revenue, partially offset by higher noninterest expense. We continue to focus on building client relationships where the risk-return profile is attractive.

Net interest income increased compared with the first quarter of 2016, reflecting the impact of interest rate spread expansion on deposits as well as higher average loan balances.

Growth in noninterest income in the comparison was driven primarily by higher merger and acquisition advisory fees and other capital markets-related revenue, a higher benefit from commercial mortgage servicing rights valuation, net of economic hedge, and higher treasury management revenue.

The decrease in provision for credit losses reflected a lower provision for energy related loans in the oil, gas and coal sectors in the first quarter of 2017.

Noninterest expense increased in the comparison largely driven by higher variable compensation commensurate with increased business activity.

Average loans increased compared to the first quarter of 2016 due to strong growth in the Corporate Banking, Real Estate and Equipment Finance businesses:

•	Corporate Banking provides lending, treasury management and capital markets-related products and services to midsized and large corporations, government and not-for-profit entities. Average loans for this business grew in the comparison reflecting increased lending to large corporate clients and strong production in specialty lending verticals.

•	PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Higher average loans for this business were primarily due to growth in commercial real estate driven by higher term lending.

•	PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased modestly in the comparison as new originations were offset by payoffs and decreased utilization.

•	PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S.

and Canada. Average loans, including commercial loans and finance leases, and operating leases were $13.2 billion in the first quarter of 2017, an increase of $.8 billion in the year over year comparison due to strong new production.

•	Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business decreased in the comparison primarily due to the impact of capital management activities.

Growth in the commercial loan servicing portfolio was driven by servicing additions from new and existing customers exceeding portfolio runoff.

Product Revenue

In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, for customers of all business segments, including treasury management, capital markets-related products and services, and commercial mortgage banking activities. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 11 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management revenue, composed of fees and net interest income from customer deposit balances, increased compared with the first quarter of 2016 driven by liquidity-related revenue associated with customer deposit balances mostly due to interest rate spread expansion.

Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. Revenue from capital markets-related products and services increased in the comparison primarily due to higher merger and acquisition advisory fees, higher revenue from credit valuations on customer-related derivative activities and higher derivative sales to customers.

The PNC Financial Services Group, Inc. – Form 10-Q    15

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities decreased slightly in the comparison as a decline in revenue from commercial mortgage loans held for sale and lower commercial mortgage loan servicing income was mostly offset by a higher benefit from commercial mortgage servicing rights valuation, net of economic hedge.

Asset Management Group

(Unaudited)

Table 12: Asset Management Group Table

Three months ended March 31			Change
Dollars in millions, except as noted	2017	2016	$	%
Income Statement
Net interest income	$71	$77	$(6)	(8)%
Noninterest income	218	203	15	7%

Total revenue	289	280	9	3%
Provision for credit losses (benefit)	(2)	(3)	1	33%
Noninterest expense	217	206	11	5%

Pretax earnings	74	77	(3)	(4)%
Income taxes	27	28	(1)	(4)%

Earnings	$47	$49	$(2)	(4)%
Average Balance Sheet
Loans
Consumer	$5,113	$5,630	$(517)	(9)%
Commercial and commercial real estate	728	788	(60)	(8)%
Residential mortgage	1,190	1,003	187	19%

Total loans	$7,031	$7,421	$(390)	(5)%
Total assets	$7,476	$7,887	$(411)	(5)%
Deposits
Noninterest-bearing demand	$1,433	$1,407	$26	2%
Interest-bearing demand	3,829	4,280	(451)	(11)%
Money market	3,500	4,758	(1,258)	(26)%
Savings	3,768	1,563	2,205	141%
Other	246	275	(29)	(11)%

Total deposits	$12,776	$12,283	$493	4%
Performance Ratios
Return on average assets	2.55%	2.52%
Noninterest income to total revenue	75%	73%
Efficiency	75%	74%
Other Information
Nonperforming assets (a) (b)	$51	$54	$(3)	(6)%
Net charge-offs	$1	$4	$(3)	(75)%
Client Assets Under Administration (in billions) (a) (c) (d)
Discretionary client assets under management	$141	$135	$6	4%
Nondiscretionary client assets under administration	123	118	5	4%

Total	$264	$253	$11	4%
Discretionary client assets under management
Personal	$87	$84	$3	4%
Institutional	54	51	3	6%

Total	$141	$135	$6	4%
Equity	$71	$66	$5	8%
Fixed Income	50	45	5	11%
Liquidity/Other	20	24	(4)	(17)%

Total	$141	$135	$6	4%

16    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	As of March 31.
(b)	Includes nonperforming loans of $45 million at March 31, 2017 and $49 million at March 31, 2016.
(c)	Excludes brokerage account client assets.
(d)	Effective for the first quarter of 2017, we have adjusted nondiscretionary client assets under administration for prior periods to remove assets which, as a result of certain investment advisory services performed by one of our registered investment advisors, were previously reported as both discretionary client assets under management and nondiscretionary client assets under administration. Effective for the first quarter of 2017, these amounts are only reported as discretionary assets under management. The prior period presented was adjusted to remove approximately $7 billion as of March 31, 2016 previously included in nondiscretionary assets under administration. In addition, effective for the first quarter of 2017, we have refined our methodologies for allocating discretionary client assets under management by asset type. As a result, we have updated the presentation of discretionary client assets under management by asset type for the prior period presented.

Asset Management Group earned $47 million in the first quarter of 2017 and $49 million in the first quarter of 2016. Earnings decreased slightly as an increase in noninterest expense was mostly offset by higher revenue.

Higher revenue in the comparison was driven by growth in noninterest income, reflecting stronger average equity markets. Net interest income decreased primarily due to lower average loan balances and interest rate spread compression within the loan portfolio.

Noninterest expense increased in the first quarter of 2017 compared to the prior year primarily attributable to higher variable compensation and technology expenses. Asset Management Group remains focused on disciplined expense management as it invests in strategic growth opportunities.

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

Institutional Asset Management provides advisory, custody and retirement administration services to institutional clients such as corporations, unions, municipalities, non-profits, foundations and endowments. The business also offers PNC proprietary mutual funds and investment strategies. Institutional Asset Management is strengthening its partnership with Corporate & Institutional Banking to drive growth and is focused on building retirement capabilities and expanding product solutions for all customers.

Asset Management Group’s discretionary client assets under management increased in the comparison to the prior year, primarily attributable to higher equity markets and net business growth.

BlackRock (Unaudited)

Information related to our equity investment in BlackRock follows:

Table 13: BlackRock Table

Three months ended March 31
Dollars in millions	2017	2016
Business segment earnings (a)	$145	$114
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes our share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by us.
(b)	At March 31.

	March 31	December 31
In billions	2017	2016
Carrying value of our investment in BlackRock (c)	$7.1	$7.0
Market value of our investment in BlackRock (d)	13.5	13.4
(c)	We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.3 billion at both March 31, 2017 and December 31, 2016. Our voting interest in BlackRock common stock was approximately 21% at March 31, 2017.
(d)	Does not include liquidity discount.

In addition to our investment in BlackRock reflected in Table 13, at March 31, 2017, we held approximately 0.25 million shares of BlackRock Series C Preferred Stock valued at $76 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs.

On February 1, 2017, we transferred 0.52 million shares of BlackRock Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. The transfer reduced Other assets and Other liabilities on our Consolidated Balance Sheet by $155 million, representing the fair value of the shares transferred.

Our 2016 Form 10-K includes additional information about our investment in BlackRock.

The PNC Financial Services Group, Inc. – Form 10-Q    17

RISK MANAGEMENT

The Risk Management section included in Item 7 of our 2016 Form 10-K describes our enterprise risk management framework including risk culture, enterprise strategy, risk governance and oversight, risk identification, risk assessment, risk controls and monitoring, and risk aggregation and reporting. Additionally, our 2016 Form 10-K provides an analysis of our key areas of risk, which include but are not limited to credit, liquidity and capital, market, operational and compliance. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section.

The following information updates our 2016 Form 10-K risk management disclosures.

Credit Risk Management

See the Credit Risk Management portion of the Risk Management section in our 2016 Form 10-K for additional discussion regarding credit risk.

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets

Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), other real estate owned (OREO), foreclosed and other assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in our 2016 Form 10-K. A summary of the major categories of nonperforming assets are presented in Table 14. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in this Report for further detail of nonperforming asset categories.

Table 14: Nonperforming Assets by Type

	March 31 2017	December 31 2016	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$549	$655	$(106)	(16)%
Consumer lending (a)	1,449	1,489	(40)	(3)%

Total nonperforming loans (b)	1,998	2,144	(146)	(7)%
OREO, foreclosed and other assets	214	230	(16)	(7)%

Total nonperforming assets	$2,212	$2,374	$(162)	(7)%
Amount of TDRs included in nonperforming loans	$1,009	$1,112	$(103)	(9)%
Percentage of total nonperforming loans	51%	52%
Nonperforming loans to total loans	.94%	1.02%
Nonperforming assets to total loans, OREO, foreclosed and other assets	1.04%	1.12%
Nonperforming assets to total assets	.60%	.65%
Allowance for loan and lease losses to total nonperforming loans	128%	121%
(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.4 billion at both March 31, 2017 and December 31, 2016, which included $.2 billion of loans that are government insured/guaranteed.

Table 15: Change in Nonperforming Assets

In millions	2017	2016
January 1	$2,374	$2,425
New nonperforming assets	330	542
Charge-offs and valuation adjustments	(150)	(161)
Principal activity, including paydowns and payoffs	(228)	(98)
Asset sales and transfers to loans held for sale	(42)	(90)
Returned to performing status	(72)	(66)
March 31	$2,212	$2,552

As of March 31, 2017, approximately 85% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of March 31, 2017, commercial lending nonperforming loans were carried at approximately 54% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL.

Within consumer nonperforming loans, residential real estate TDRs comprise 73% of total residential real estate nonperforming loans at March 31, 2017, up from 70% at

18    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2016. Home equity TDRs comprise 51% of home equity nonperforming loans at March 31, 2017 and 52% at December 31, 2016. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At March 31, 2017, our largest nonperforming asset was $51 million in the Wholesale Trade Industry and our average nonperforming loan associated with commercial lending was less than $1 million. The ten largest individual nonperforming assets are from the commercial lending portfolio and represented 42% and 10% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of March 31, 2017.

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

Table 16: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	March 31 2017	December 31 2016	Change		March 31 2017	December 31 2016
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$458	$562	$(104)	(19)%	.22%	.27%
Accruing loans past due 60 to 89 days	227	232	(5)	(2)%	.11%	.11%

Total	685	794	(109)	(14)%	.32%	.38%
Late stage loan delinquencies
Accruing loans past due 90 days or more	699	782	(83)	(11)%	.33%	.37%

Total	$1,384	$1,576	$(192)	(12)%	.65%	.75%
(a)	Past due loan amounts include government insured or guaranteed loans of $.9 billion at both March 31, 2017 and December 31, 2016.

Accruing loans past due 90 days or more decreased at March 31, 2017 compared to December 31, 2016 primarily driven by declines in government insured residential real estate and other consumer loans. Accruing loans past due 90 days or more are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

Home Equity and Auto Loan Portfolios

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $29.6 billion as of March 31, 2017, or 14% of the total loan portfolio. Of that total, $17.4 billion, or 59%, were outstanding under primarily variable-rate home equity lines of credit and $12.2 billion, or 41%, consisted of closed-end home equity installment loans. Approximately 4% of the home equity portfolio was purchased impaired and 3% of the home equity portfolio was on nonperforming status as of March 31, 2017.

As of March 31, 2017, we were in an originated first lien position for approximately 57% of the total outstanding portfolio and, where originated as a second lien, we held and serviced the first lien position for an additional 1% of the portfolio. The remaining 42% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position, is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien. Lien position information is generally based upon original LTV at the time of origination. We use an industry-leading third-party service provider to obtain updated loan, lien and collateral data that is aggregated from public and private sources.

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

The PNC Financial Services Group, Inc. – Form 10-Q    19

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

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay either interest only or principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with the borrower’s ability to satisfy the loan terms upon the draw period ending is considered in establishing our ALLL. Based upon outstanding balances at March 31, 2017, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

Table 17: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2017	$1,257	$308
2018	757	606
2019	518	460
2020	416	412
2021	436	638
2022 and thereafter	2,536	6,054
Total (a) (b)	$5,920	$8,478
(a)	Includes all home equity lines of credit that mature in the remainder of 2017 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, of $25 million, $25 million, $18 million, $69 million, $62 million and $340 million with draw periods scheduled to end in the remainder of 2017, 2018, 2019, 2020, 2021 and 2022 and thereafter, respectively.

Based upon outstanding balances, and excluding purchased impaired loans, at March 31, 2017, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 5% were 90 days or more past due, which are accounted for as nonperforming. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

Auto Loan Portfolio

The auto loan portfolio totaled $12.3 billion as of March 31, 2017, or 6% of our total loan portfolio. Of that total, $10.8 billion resides in the indirect auto portfolio, $1.3 billion in the direct auto portfolio and $.2 billion in acquired or securitized portfolios, which have been declining as no pools have been recently acquired. Indirect auto loan applications are generated from franchised automobile dealers. This business is strategically aligned with our core retail business.

We have elected not to pursue non-prime auto lending. Our average new loan origination FICO score over the last twelve months was 758 for indirect auto loans and 773 for direct auto loans. As of March 31, 2017, .5% of our auto loan portfolio was nonperforming and .4% of the portfolio was accruing past due. We offer both new and used automobile financing to customers through our various channels. The portfolio was composed of 56% new vehicle loans and 44% used vehicle loans at March 31, 2017.

The auto loan portfolio’s performance is measured monthly, including updated collateral values that are obtained monthly and updated FICO scores that are obtained at least quarterly. For internal reporting and risk management, we analyze the portfolio by product channel and product type and regularly evaluate default and delinquency experience. As part of our overall risk analysis and monitoring, we segment the portfolio by loan structure, collateral attributes and credit metrics which include FICO score, loan-to-value and term.

20    The PNC Financial Services Group, Inc. – Form 10-Q

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

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our borrowers’ and servicing customers’ needs while mitigating credit losses. Table 18 provides the number of accounts and unpaid principal balance of modified consumer real estate related loans at the end of each year presented.

Table 18: Consumer Real Estate Related Loan Modifications

	March 31, 2017		December 31, 2016
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Temporary modifications	3,315	$242	3,484	$258
Permanent modifications	24,024	2,718	23,904	2,693
Total consumer real estate related loan modifications	27,339	$2,960	27,388	$2,951

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

Table 19: Summary of Troubled Debt Restructurings (a)

	March 31 2017	December 31 2016	Change
In millions			$	%
Total commercial lending	$366	$428	$(62)	(14)%
Total consumer lending	1,764	1,793	(29)	(2)%

Total TDRs	$2,130	$2,221	$(91)	(4)%
Nonperforming	$1,009	$1,112	$(103)	(9)%
Accruing (b)	1,121	1,109	12	1%

Total TDRs	$2,130	$2,221	$(91)	(4)%
(a)	Amounts in table represent recorded investment, which includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Accruing loans include consumer credit card loans and loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Excluded from TDRs are $1.2 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at both March 31, 2017 and December 31, 2016. Nonperforming TDRs represented approximately 51% and 52% of total nonperforming loans and 47% and 50% of total TDRs at March 31, 2017 and December 31, 2016, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual accounting after performing under the restructured terms for at least six consecutive months.

The PNC Financial Services Group, Inc. – Form 10-Q    21

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.6 billion at March 31, 2017 consisted of $1.5 billion and $1.1 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower and economic conditions. Key reserve assumptions are periodically updated.

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

See Note 1 Accounting Policies in our 2016 Form 10-K and Note 3 Asset Quality in the Notes To Consolidated Financial Statements in this Report for further information on certain key asset quality indicators that we use to evaluate our portfolios and establish the allowances.

22    The PNC Financial Services Group, Inc. – Form 10-Q

Table 20: Allowance for Loan and Lease Losses

Dollars in millions	2017	2016
January 1	$2,589	$2,727
Total net charge-offs	(118)	(149)
Provision for credit losses	88	152
Net change in allowance for unfunded loan commitments and letters of credit	(4)	(21)
Other	6	2
March 31	$2,561	$2,711
Net charge-offs to average loans (for the three months ended) (annualized)	.23%	.29%
Total allowance for loan and lease losses to total loans	1.20%	1.31%
Commercial lending net charge-offs	$(23)	$(43)
Consumer lending net charge-offs	(95)	(106)
Total net charge-offs	$(118)	$(149)
Net charge-offs to average loans (for the three months ended) (annualized)
Commercial lending	.07%	.13%
Consumer lending	.53%	.59%

At March 31, 2017, total ALLL to total nonperforming loans was 128%. The comparable amount for December 31, 2016 was 121%. These ratios are 94% and 89%, respectively, when excluding the $.7 billion of ALLL at both March 31, 2017 and December 31, 2016, allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded from these ratios purchased impaired loans, consumer loans and consumer lines of credit not secured by real estate that are excluded from nonperforming loans. See Table 14 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first three months of 2017, overall credit quality remained relatively stable, which resulted in an essentially flat ALLL balance as of March 31, 2017 compared to December 31, 2016.

The following table summarizes our loan charge-offs and recoveries.

Table 21: Loan Charge-Offs and Recoveries

Three months ended March 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (Annualized)
2017
Commercial	$53	$24	$29	.11%
Commercial real estate	1	7	(6)	(.08)%
Equipment lease financing	1	1
Home equity	34	20	14	.19%
Residential real estate	4	4
Credit card	46	5	41	3.24%
Other consumer	59	19	40	.74%
Total	$198	$80	$118	.23%
2016
Commercial	$78	$33	$45	.18%
Commercial real estate	10	12	(2)	(.03)%
Equipment lease financing	1	1
Home equity	48	21	27	.34%
Residential real estate	8	3	5	.14%
Credit card	42	4	38	3.23%
Other consumer	49	13	36	.67%
Total	$236	$87	$149	.29%

See Note 1 Accounting Policies in our 2016 Form 10-K and Note 4 Allowance for Loan and Lease Losses in the Notes To Consolidated Financial Statements in this Report for additional information on the ALLL.

Residential Mortgage Repurchase Obligations

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2016 Form 10-K, we have sold residential mortgage loans directly or indirectly through securitization and loan sale transactions in which we have continuing involvement. One form of continuing involvement includes certain loan repurchase obligations associated with the transferred assets. For additional information regarding our residential mortgage repurchase obligations, see the Credit Risk Management portion of the Risk Management section in our 2016 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    23

Liquidity and Capital Management

Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity and Capital Management section of our 2016 Form 10-K.

One of the ways we monitor our liquidity is by reference to the Liquidity Coverage Ratio (LCR), a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. The minimum LCR that PNC and PNC Bank were required to maintain was 90% in 2016 and the minimum increased to 100% in 2017. PNC and PNC Bank calculate the LCR on a daily basis and as of March 31, 2017, the LCR for PNC and PNC Bank exceeded the fully phased-in requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2016 Form 10-K.

Sources of Funding

Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $260.7 billion at March 31, 2017 from $257.2 billion at December 31, 2016, driven by growth in consumer savings and demand deposits, partially offset by seasonal declines in commercial deposits. The overall increase in savings deposits reflected in part a shift from money market deposits to relationship-based savings products. Additionally, certain assets determined by us to be liquid and unused borrowing capacity from a number of sources are also available to maintain our liquidity position.

At March 31, 2017, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $32.4 billion and securities available for sale totaling $59.3 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Of our total liquid assets of $91.7 billion, we had $4.4 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $4.5 billion of securities held to maturity were also pledged as collateral for these purposes.

We also obtain liquidity through the issuance of traditional forms of funding, including long-term debt (senior notes, subordinated debt and FHLB advances) and short-term borrowings (Federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings).

Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:

Table 22: Senior and Subordinated Debt

In billions	2017
January 1	$31.0
Issuances	1.8
Calls and maturities	(2.2)
March 31	$30.6

Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At March 31, 2017, PNC Bank had $24.6 billion of notes outstanding under this program of which $19.4 billion were senior bank notes and $5.2 billion were subordinated bank notes. The following table details issuances for the three months ended March 31, 2017:

Table 23: PNC Bank Notes Issued During First Quarter 2017

Issuance Date	Amount	Description of Issuance
February 17, 2017 March 8, 2017 (re-opening)	$1.0 billion $250 million	Senior notes with a maturity date of February 17, 2022. Interest is payable semi-annually at a fixed rate of 2.625% on February 17 and August 17 of each year, beginning August 17, 2017. Following the re-opening, the aggregate outstanding principal amount of this series of notes increased to $1.25 billion.

24    The PNC Financial Services Group, Inc. – Form 10-Q

PNC Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At March 31, 2017, our unused secured borrowing capacity was $25.6 billion with the FHLB-Pittsburgh. Total FHLB borrowings increased to $19.5 billion at March 31, 2017 compared with $17.5 billion at December 31, 2016 as draws outpaced maturities.

The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank to secure certain public deposits. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank. At March 31, 2017, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $4.4 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of March 31, 2017, there were no issuances outstanding under this program.

PNC Bank can also borrow from the Federal Reserve Bank discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At March 31, 2017, our unused secured borrowing capacity was $17.5 billion with the Federal Reserve Bank.

Borrowed funds come from a diverse mix of short-term and long-term funding sources. See Note 10 Borrowed Funds in our 2016 Form 10-K and the Funding Sources section of the Consolidated Balance Sheet Review for additional information related to our Borrowings.

In addition to managing liquidity risk at the consolidated company level, we monitor the parent company’s liquidity. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to our shareholders, share repurchases and acquisitions.

As of March 31, 2017, available parent company liquidity totaled $4.5 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.1 billion at March 31, 2017. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2016 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of March 31, 2017, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which it can issue additional debt, equity and other capital instruments. Under this shelf registration statement, on February 7, 2017, the parent company issued $575 million in Floating Rate Senior Notes with a maturity date of August 7, 2018. Interest is payable at the 3-month LIBOR rate reset quarterly, plus a spread of 0.25% per annum, on February 7, May 7, August 7 and November 7 of each year, commencing on May 7, 2017.

Total parent company borrowings outstanding totaled $6.2 billion at both March 31, 2017 and December 31, 2016. As of March 31, 2017, there were no parent company borrowings with contractual maturities of less than one year.

Contractual Obligations and Commitments

We have contractual obligations representing required future payments on borrowed funds, time deposits, leases, pension and postretirement benefits and purchase obligations. See the Liquidity and Capital Management portion of the Risk Management section in our 2016 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 13 Commitments in the Notes To Consolidated Financial Statements of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    25

Credit Ratings

PNC’s credit ratings affect the cost and availability of short- and long-term funding, collateral requirements for certain derivative instruments and the ability to offer certain products.

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

Table 24: Credit Ratings as of March 31, 2017 for PNC and PNC Bank

	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-

PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Capital Management

Detailed information on our capital management processes and activities, including additional information on our share repurchase programs and our previous CCAR submissions and capital plans, is included in the Capital Management portion of the Risk Management section in our 2016 Form 10-K.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions, and managing dividend policies and retaining earnings.

In January 2017, we announced a $300 million increase to our share repurchase programs, which now provide for repurchases of up to $2.3 billion for the four quarter period ended June 30, 2017. In the first quarter of 2017, we repurchased 5.0 million common shares for $.6 billion. PNC has repurchased a total of 15.8 million shares for $1.6 billion under these repurchase programs as of March 31, 2017.

We paid dividends on common stock of $.3 billion, or 55 cents per common share, during the first quarter of 2017. On April 4, 2017, the PNC Board of Directors declared a quarterly common stock cash dividend of 55 cents per share payable on May 5, 2017.

See Note 11 Total Equity and Other Comprehensive Income in the Notes To Consolidated Financial Statements in this Report for additional information on the March 15, 2017 redemption of $1.0 billion of Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities issued by PNC Preferred Funding Trusts I and II.

26    The PNC Financial Services Group, Inc. – Form 10-Q

Table 25: Basel III Capital

	March 31, 2017
Dollars in millions	2017 Transitional Basel III (a)	Pro forma Fully Phased-In Basel III (Non-GAAP) (estimated) (b) (c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$9,681	$9,681
Retained earnings	32,372	32,372
Accumulated other comprehensive income for securities currently and previously held as available for sale	179	223
Accumulated other comprehensive income for pension and other postretirement plans	(474)	(592)
Goodwill, net of associated deferred tax liabilities	(8,824)	(8,824)
Other disallowed intangibles, net of deferred tax liabilities	(183)	(228)
Other adjustments/(deductions)	(183)	(180)
Total common equity Tier 1 capital before threshold deductions	32,568	32,452
Total threshold deductions	(1,064)	(1,585)
Common equity Tier 1 capital	31,504	30,867
Additional Tier 1 capital
Preferred stock plus related surplus	3,980	3,980
Other adjustments/(deductions)	(94)	(104)
Tier 1 capital	35,390	34,743
Additional Tier 2 capital
Qualifying subordinated debt	3,846	3,778
Trust preferred capital securities	100	–
Eligible credit reserves includable in Tier 2 capital	2,866	2,866
Total Basel III capital	$42,202	$41,387
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$300,233	$308,392
Basel III advanced approaches risk-weighted assets (e)	N/A	$278,938
Average quarterly adjusted total assets	$356,237	$355,657
Supplementary leverage exposure (f)	$423,122	$422,542
Basel III risk-based capital and leverage ratios
Common equity Tier 1	10.5%	10.0	% (g) (h)
Tier 1	11.8%	11.3	% (g) (i)
Total	14.1%	13.4	% (g) (j)
Leverage (k)	9.9%	9.8%
Supplementary leverage ratio (l)	8.4%	8.2%
(a)	Calculated using the regulatory capital methodology applicable to us during 2017.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), as these ratios represent the regulatory capital standards that will ultimately be applicable to PNC under the final Basel III rules. Pro forma fully phased-in capital amounts, ratios and risk-weighted and leverage-related assets are estimates.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Includes credit and market risk-weighted assets.
(e)	Basel III advanced approaches risk-weighted assets are estimated based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets. During the parallel run qualification phase, PNC has refined the data, models and internal processes used as part of the advanced approaches for determining risk-weighted assets. We anticipate additional refinements to this estimate through the parallel run qualification phase.
(f)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.
(g)	Pro forma fully phased-in Basel III capital ratio based on Basel III standardized approach risk-weighted assets and rules.
(h)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio estimate is 11.1%. This capital ratio is calculated using pro forma fully phased-in Common equity Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(i)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio estimate is 12.5%. This capital ratio is calculated using fully phased-in Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(j)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Total capital risk-based capital ratio estimate is 13.8%. This ratio is calculated using fully phased-in Total Basel III capital, which under the advanced approaches, Additional Tier 2 capital includes allowance for loan and lease losses in excess of Basel expected credit losses, if any, up to 0.6% of credit risk related risk-weighted assets, and dividing by estimated Basel III advanced approach risk-weighted assets.
(k)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.
(l)	Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank will be subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

The PNC Financial Services Group, Inc. – Form 10-Q    27

As a result of the phase-in periods included in the final U.S. Basel III regulatory capital rules (Basel III rules), as well as the fact that we remain in the parallel run qualification phase for the advanced approaches, our regulatory risk-based capital ratios in 2017 are based on the definitions of, and deductions from, regulatory capital under the Basel III rules (as such definitions and deductions are phased-in for 2017) and the standardized approach for determining risk-weighted assets. Until we have exited parallel run, our regulatory risk-based Basel III ratios will be calculated using the standardized approach for determining risk-weighted assets, and the definitions of, and deductions from, capital under Basel III (as such definitions and deductions are phased-in through 2019). Once we exit parallel run, our regulatory risk-based capital ratios will be the lower of the ratios calculated under the standardized approach and the advanced approaches. We refer to the capital ratios calculated using the phased-in Basel III provisions in effect for 2017 and, for the risk-based ratios, standardized approach risk-weighted assets, as the 2017 Transitional Basel III ratios. Under the standardized approach for determining credit risk-weighted assets, exposures are generally assigned a pre-defined risk weight. Exposures to high volatility commercial real estate, past due exposures, equity exposures and securitization exposures are generally subject to higher risk weights than other types of exposures.

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

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles and believe that our March 31, 2017 capital levels were aligned with them.

At March 31, 2017, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Transitional Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in our 2016 Form 10-K. See the Statistical Information (Unaudited) section of this Report for details on our December 31, 2016 and March 31, 2016 Transitional Basel III and Pro forma fully phased-in Basel III common equity tier 1 capital ratios.

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

We have established enterprise-wide policies and methodologies to identify, measure, monitor and report market risk. Market Risk Management provides independent oversight by monitoring compliance with established guidelines and reporting significant risks in the business to the Risk Committee of the Board of Directors.

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

28    The PNC Financial Services Group, Inc. – Form 10-Q

Sensitivity results and market interest rate benchmarks for the first quarters of 2017 and 2016 follow:

Table 26: Interest Sensitivity Analysis

	First Quarter 2017	First Quarter 2016
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	2.5%	2.7%
100 basis point decrease	(4.5)%	(2.9)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	4.0%	6.7%
100 basis point decrease	(8.8)%	(7.8)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(2.3)	(7.1)
Key Period-End Interest Rates
One-month LIBOR	.98%	.44%
Three-year swap	1.81%	.95%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 27 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) yield curve slope flattening (a 100 basis point yield curve slope flattening between 1-month and ten-year rates superimposed on current base rates) scenario.

Table 27: Net Interest Income Sensitivity to Alternative Rate Scenarios (First Quarter 2017)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	1.8%	2.0%	(2.3)%
Second year sensitivity	4.8%	2.6%	(6.5)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 26 and 27 above. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Table 28: Alternate Interest Rate Scenarios: One Year Forward

The first quarter 2017 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

The PNC Financial Services Group, Inc. – Form 10-Q    29

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

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first three months of 2017 and 2016 were within our acceptable limits.

See the Market Risk Management – Customer-Related Trading Risk section of our 2016 Form 10-K for more information on our models used to calculate VaR and our backtesting process.

Customer-related trading revenue was $68 million for the first quarter of 2017 compared with $39 million for the first quarter of 2016. The increase was primarily due to market rate changes impacting valuations for customer-related derivatives and higher derivative sales.

Market Risk Management – Equity And Other Investment Risk

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. In addition to extending credit, taking deposits, securities underwriting and trading financial instruments, we make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations and growth financings in a variety of industries. We also have investments in affiliated and non-affiliated funds that make similar investments in private equity. The economic and/or book value of these investments and other assets such as loan servicing rights are directly affected by changes in market factors.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 29: Equity Investments Summary

	March 31	December 31	Change
In millions	2017	2016	$	%
BlackRock	$6,907	$6,886	$21	–
Tax credit investments	2,204	2,090	114	5%
Private equity and other	1,789	1,752	37	2%
Total	$10,900	$10,728	$172	2%

BlackRock

We owned approximately 35 million common stock equivalent shares of BlackRock equity at March 31, 2017, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.8 billion and $.7 billion at March 31, 2017 and December 31, 2016, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2016 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other

The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisted of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.4 billion at both March 31, 2017 and December 31, 2016. As of March 31, 2017, $1.1 billion was invested directly in a variety of companies and $.3 billion was invested indirectly through various private equity funds. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors in our 2016 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and of private funds covered by the Volcker Rule, including the five-year extension we received in February 2017 to conform certain equity investments subject to the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. At March 31, 2017, the fair value of our investment in Visa Class B common shares was approximately $515 million and our cost basis was not significant. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of the pending interchange litigation. Please see Note 6 Fair Value and Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements in our 2016 Form 10-K for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant at March 31, 2017 and December 31, 2016.

30    The PNC Financial Services Group, Inc. – Form 10-Q

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 6 Fair Value in our Notes To Consolidated Financial Statements in our 2016 Form 10-K and in Note 6 Fair Value and Note 9 Financial Derivatives in the Notes To Consolidated Financial Statements in this Report.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

RECENT REGULATORY DEVELOPMENTS

The Department of Labor (DOL) has issued final rules expanding the definition of “investment advice” related to retirement accounts and certain other accounts that are subject to DOL interpretive authority. The rules were scheduled to take effect on April 10, 2017 with a transition period between April 10, 2017 and January 1, 2018, during which time reduced requirements were to apply. A presidential memorandum issued on February 3, 2017 directed the DOL to review the rules to determine whether, among other things, the rules harm investors or increase the cost of retirement services. In light of the presidential memorandum, on April 5, 2017, the DOL delayed the applicability date of the rule until June 9, 2017 and further reduced the requirements during the transition period. Full compliance is still required on January 1, 2018, although the DOL continues to conduct a review of the rules and has left open the possibility of additional extension of the full compliance date or modification to the rules.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies of our 2016 Form 10-K describes the most significant accounting policies that we use to prepare our consolidated financial statements. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions and such variations may significantly affect our reported results and financial position for the period or in future periods.

The following critical accounting policies and judgments are described in more detail in Critical Accounting Estimates and Judgments in Item 7 of our 2016 Form 10-K:

•	Fair Value Measurements
•	Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit
•	Goodwill
•	Residential and Commercial Mortgage Servicing Rights
•	Income Taxes

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

Given our segment realignment, as described in the Business Segments Review section of this Financial Review, we performed an interim impairment test as of March 31, 2017. The results indicated that the estimated fair value of our reporting units exceeded their carrying values by at least 10% and are not considered to be at risk of not passing Step 1.

See the Critical Accounting Estimates and Judgments section in Item 7 of our 2016 Form 10-K for additional information on our annual impairment test processes.

The PNC Financial Services Group, Inc. – Form 10-Q    31

Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 30: Fair Value Measurements – Summary

	March 31, 2017		December 31, 2016
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$71,352	$7,526	$74,608	$8,830
Total assets at fair value as a percentage of consolidated assets	19%		20%
Level 3 assets as a percentage of total assets at fair value		11%		12%
Level 3 assets as a percentage of consolidated assets		2%		2%
Total liabilities	$4,315	$292	$4,818	$433
Total liabilities at fair value as a percentage of consolidated liabilities	1%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		7%		9%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed securities in the available for sale portfolio, equity investments and mortgage servicing rights. For further information on fair value, see Note 6 Fair Value in the Notes To Consolidated Financial Statements in this Report.

Recently Issued Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue to depict the satisfaction of a performance obligation by transfer of promised goods or services to customers. The ASU also requires additional qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

32    The PNC Financial Services Group, Inc. – Form 10-Q

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with any changes in fair value recognized in net income. The ASU also simplifies the impairment assessment of equity investments for which fair value is not readily determinable. Additionally, the ASU changes the presentation of certain fair value changes for financial liabilities measured at fair value and amends certain disclosure requirements relating to the fair value of financial instruments. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied using a modified retrospective approach through a cumulative-effect adjustment to the balance sheet, except for the amendment related to equity securities without readily determinable fair values, which should be applied prospectively. We plan to adopt all provisions consistent with the effective date and are currently evaluating the impact of this ASU on our results of operations and financial position. However, we expect the standard will most significantly impact equity investments that are currently accounted for under the cost method which will likely have a positive impact on income when transitioned to fair value measurement.

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

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the use of an expected credit loss methodology; specifically, expected credit losses for the remaining life of the asset will be recognized at the time of origination or acquisition. The expected credit loss methodology will apply to loans, debt securities and other financial assets accounted for at amortized cost and net investment in leases not accounted for at fair value through net income. It will also apply to off-balance sheet credit exposures except for unconditionally cancellable commitments. Assets in the scope of the ASU, except for purchased credit deteriorated assets, will be presented at the net amount expected to be collected after deducting the allowance for credit losses from the amortized cost basis of the assets.

Enhanced credit quality disclosures will be required including disaggregation of credit quality indicators by vintage. The development of an expected credit loss methodology and new disclosures will require significant data collection, building or enhancing loss models, and process re-development prior to adoption. The ASU is effective for us for the first quarter of 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We have established a company-wide, cross-functional governance structure. We are in the process of determining the required changes to our credit loss estimation methodologies, data and systems to be able to comply with the standard. We continue to assess the impact of the standard; however, we expect the guidance will result in an increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. The magnitude of the increase in our allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides guidance on eight specific issues related to classification within the statement of cash flows with the objective of reducing existing diversity in practice. The specific issues cover cash payments for debt prepayment or debt extinguishment costs; cash outflows for settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant; contingent consideration payments that are not made soon after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests received in securitization transactions; and clarifies that when no specific GAAP guidance exists and the source of the cash flows are not separately identifiable, then the predominant source of cash flows should be used to determine the classification for the item. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. Based on our evaluation to date, we do not expect the adoption of this standard to have a significant impact on our consolidated statement of cash flows.

The PNC Financial Services Group, Inc. – Form 10-Q    33

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test to simplify the subsequent measurement of goodwill. Under Step 2, an entity had to calculate the implied fair value of goodwill at the impairment testing date of its assets and liabilities as if those assets and liabilities had been acquired in a business combination. Under the ASU, the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this standard to impact our consolidated results of operations or our consolidated financial position.

Recently Adopted Accounting Standards

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report regarding the impact of new accounting pronouncements adopted in 2017.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve entities that are not consolidated or otherwise reflected in our Consolidated Balance Sheet that are generally referred to as off-balance sheet arrangements. Additional information on these types of activities is included in our 2016 Form 10-K and in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 13 Commitments in the Notes To Consolidated Financial Statements included in this Report.

A summary of variable interest entities (VIEs), including those in which we hold variable interests but have not consolidated into our financial statements, is included in Note 2 in our 2016 Form 10-K.

Trust Preferred Securities and REIT Preferred Securities

See Note 10 Borrowed Funds and Note 15 Equity in the Notes To Consolidated Financial Statements in our 2016 Form 10-K and Note 11 Total Equity and Other Comprehensive Income in the Notes To Consolidated Financial Statements in this Report for additional information on trust preferred securities issued by PNC Capital Trust C and Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities (Perpetual Trust Securities) issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II, including information on our March 15, 2017 redemption of the Perpetual Trust Securities and the related termination of the replacement capital covenants which had benefitted PNC Capital Trust C, as well as information on contractual limitations potentially imposed by PNC Capital Trust C on payments (including dividends) with respect to PNC’s securities.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2017, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) were effective as of March 31, 2017, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOSSARY OF TERMS

For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2016 Form 10-K.

34    The PNC Financial Services Group, Inc. – Form 10-Q

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

expecting. These statements are based on our current view that the U.S. economy and the labor market will grow moderately in 2017, boosted by stable oil/energy prices, improving consumer spending and housing activity, and expanded federal fiscal policy stimulus as a result of the 2016 elections. Short-term interest rates and bond yields are expected to continue rising gradually in 2017, along with inflation. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

•	Our ability to take certain capital actions, including paying dividends and any plans to increase common stock dividends, repurchase common stock under current or future programs, or issue or redeem preferred stock or other regulatory capital instruments, is subject to the review of such proposed actions by the Federal Reserve Board as part of our comprehensive capital plan for the applicable period in connection with the Federal Reserve Board’s Comprehensive Capital Analysis and Review (CCAR) process and to the acceptance of such capital plan and non-objection to such capital actions by the Federal Reserve Board.
•	Our regulatory capital ratios in the future will depend on, among other things, the company’s financial performance, the scope and terms of final capital regulations then in effect (particularly those implementing the international regulatory capital framework developed by the Basel Committee on Banking Supervision (Basel Committee), the international body responsible for developing global regulatory standards for banking organizations for consideration and adoption by national jurisdictions), and management actions affecting the composition of our balance sheet. In addition, our ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory approval of related models.
•	Legal and regulatory developments could have an impact on our ability to operate our businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding and ability to attract and retain management. These developments could include:
–	Changes resulting from legislative and regulatory reforms, including changes affecting oversight of the financial services industry, consumer protection, bank capital and liquidity standards, tax, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.
–	Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. These matters may

The PNC Financial Services Group, Inc. – Form 10-Q    35

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

risks and uncertainties include those presented by the nature of the business acquired, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues and the integration of the acquired businesses into PNC after closing.

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

We provide greater detail regarding these as well as other factors in our 2016 Form 10-K, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in that Report. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

36    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except per share data	Three months ended March 31
	2017	2016
Interest Income
Loans	$1,904	$1,843
Investment securities	493	462
Other	123	102
Total interest income	2,520	2,407
Interest Expense
Deposits	120	105
Borrowed funds	240	204
Total interest expense	360	309
Net interest income	2,160	2,098
Noninterest Income
Asset management	403	341
Consumer services	332	337
Corporate services	393	325
Residential mortgage	113	100
Service charges on deposits	161	158
Other	322	306
Total noninterest income	1,724	1,567
Total revenue	3,884	3,665
Provision For Credit Losses	88	152
Noninterest Expense
Personnel	1,249	1,145
Occupancy	222	221
Equipment	251	234
Marketing	55	54
Other	625	627
Total noninterest expense	2,402	2,281
Income before income taxes and noncontrolling interests	1,394	1,232
Income taxes	320	289
Net income	1,074	943
Less: Net income attributable to noncontrolling interests	17	19
Preferred stock dividends	63	63
Preferred stock discount accretion and redemptions	21	2
Net income attributable to common shareholders	$973	$859
Earnings Per Common Share
Basic	$1.99	$1.70
Diluted	1.96	1.68
Average Common Shares Outstanding
Basic	487	501
Diluted	492	507

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    37

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2017	2016
Net income	$1,074	$943
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	69	504
Net unrealized gains (losses) on OTTI securities	35	(38)
Net unrealized gains (losses) on cash flow hedge derivatives	(77)	200
Pension and other postretirement benefit plan adjustments	(62)	12
Other	4	(27)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(31)	651
Income tax benefit (expense) related to items of other comprehensive income	17	(249)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(14)	402
Comprehensive income	1,060	1,345
Less: Comprehensive income (loss) attributable to noncontrolling interests	17	19
Comprehensive income attributable to PNC	$1,043	$1,326

See accompanying Notes To Consolidated Financial Statements.

38    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except par value	March 31 2017	December 31 2016
Assets
Cash and due from banks	$5,003	$4,879
Interest-earning deposits with banks	27,877	25,711
Loans held for sale (a)	1,414	2,504
Investment securities – available for sale	59,339	60,104
Investment securities – held to maturity	17,093	15,843
Loans (a)	212,826	210,833
Allowance for loan and lease losses	(2,561)	(2,589)
Net loans	210,265	208,244
Equity investments	10,900	10,728
Mortgage servicing rights	1,867	1,758
Goodwill	9,103	9,103
Other (a)	28,083	27,506
Total assets	$370,944	$366,380
Liabilities
Deposits
Noninterest-bearing	$79,246	$80,230
Interest-bearing	181,464	176,934
Total deposits	260,710	257,164
Borrowed funds
Federal Home Loan Bank borrowings	19,549	17,549
Bank notes and senior debt	23,745	22,972
Subordinated debt	6,889	8,009
Other (b)	4,879	4,176
Total borrowed funds	55,062	52,706
Allowance for unfunded loan commitments and letters of credit	305	301
Accrued expenses and other liabilities	8,964	9,355
Total liabilities	325,041	319,526
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,709	2,709
Capital surplus	16,275	16,651
Retained earnings	32,372	31,670
Accumulated other comprehensive income (loss)	(279)	(265)
Common stock held in treasury at cost: 57 shares	(5,323)	(5,066)
Total shareholders’ equity	45,754	45,699
Noncontrolling interests	149	1,155
Total equity	45,903	46,854
Total liabilities and equity	$370,944	$366,380
(a)	Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.3 billion, Loans of $.9 billion and Other assets of $.3 billion at March 31, 2017 and Loans held for sale of $2.4 billion, Loans of $.9 billion and Other assets of $.5 billion at December 31, 2016.
(b)	Our consolidated liabilities included Other borrowed funds of $.1 billion at both March 31, 2017 and December 31, 2016, for which we have elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    39

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2017	2016
Operating Activities
Net income	$1,074	$943
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	88	152
Depreciation and amortization	279	270
Deferred income taxes	21	(49)
Changes in fair value of mortgage servicing rights	33	341
Gain on sales of Visa Class B common shares		(44)
Undistributed earnings of BlackRock	(100)	(61)
Net change in
Trading securities and other short-term investments	(405)	(946)
Loans held for sale	1,065	51
Other assets	554	(1,310)
Accrued expenses and other liabilities	(884)	1,084
Other	(116)	(155)
Net cash provided (used) by operating activities	1,609	276
Investing Activities
Sales
Securities available for sale	3,202	782
Loans	338	371
Repayments/maturities
Securities available for sale	2,790	2,005
Securities held to maturity	504	523
Purchases
Securities available for sale	(5,142)	(3,441)
Securities held to maturity	(1,778)	(687)
Loans	(177)	(363)
Net change in
Federal funds sold and resale agreements	(674)	246
Interest-earning deposits with banks	(2,166)	1,067
Loans	(2,359)	(1,530)
Other	(177)	119
Net cash provided (used) by investing activities	(5,639)	(908)

(continued on following page)

40    The PNC Financial Services Group, Inc. – Form 10-Q

Unaudited In millions	Three months ended March 31
	2017	2016
Financing Activities
Net change in
Noninterest-bearing deposits	$(944)	$(877)
Interest-bearing deposits	4,530	2,641
Federal funds purchased and repurchase agreements	8	718
Other borrowed funds	795	128
Sales/issuances
Federal Home Loan Bank borrowings	4,500
Bank notes and senior debt	1,820	997
Other borrowed funds	26	80
Common and treasury stock	60	18
Repayments/maturities
Federal Home Loan Bank borrowings	(2,500)	(1,050)
Bank notes and senior debt	(1,000)	(997)
Subordinated debt	(1,100)	18
Other borrowed funds	(19)	(373)
Redemption of noncontrolling interests	(1,000)
Acquisition of treasury stock	(688)	(551)
Preferred stock cash dividends paid	(63)	(64)
Common stock cash dividends paid	(271)	(260)
Net cash provided (used) by financing activities	4,154	428
Net Increase (Decrease) In Cash And Due From Banks	124	(204)
Cash and due from banks at beginning of period	4,879	4,065
Cash and due from banks at end of period	$5,003	$3,861
Supplemental Disclosures
Interest paid	$347	$345
Income taxes paid	$8	$19
Income taxes refunded	$9	$33
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$107	$191
Transfer from loans to foreclosed assets	$57	$81

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    41

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited

BUSINESS

The PNC Financial Services Group, Inc. (PNC) is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our primary geographic markets are located in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Florida, North Carolina, Kentucky, Washington, D.C., Delaware, Virginia, Georgia, Alabama, Missouri, Wisconsin and South Carolina. We also provide certain products and services internationally.

NOTE 1 ACCOUNTING POLICIES

Basis of Financial Statement Presentation

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly-owned, certain partnership interests and variable interest entities.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2017 presentation, which did not have a material impact on our consolidated financial condition or results of operations.

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2016 Annual Report on Form 10-K. Reference is made to Note 1 Accounting Policies in the 2016 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in the 2016 Annual Report on Form 10-K. These interim consolidated financial statements serve to update the 2016 Form 10-K and may not include all information and notes necessary to constitute a complete set of financial statements.

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

Recently Adopted Accounting Standards

We did not adopt any new accounting standards that had a significant impact during the first quarter of 2017.

NOTE 2 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2016 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization special purpose entities (SPEs).

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where we retain the servicing, we recognize a servicing right at fair value. See Note 7 Goodwill and Mortgage Servicing Rights for information on our servicing rights, including the carrying value of servicing assets.

42    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides cash flows associated with our loan sale and servicing activities:

Table 31: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
CASH FLOWS – Three months ended March 31, 2017
Sales of loans (b)	$1,594	$1,617
Repurchases of previously transferred loans (c)	$131
Servicing fees (d)	$94	$33
Servicing advances recovered/(funded), net	$42	$31
Cash flows on mortgage-backed securities held (e)	$349	$129
CASH FLOWS – Three months ended March 31, 2016
Sales of loans (b)	$1,438	$650
Repurchases of previously transferred loans (c)	$160
Servicing fees (d)	$93	$30
Servicing advances recovered/(funded), net	$28	$31
Cash flows on mortgage-backed securities held (e)	$352	$105
(a)	Represents cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	Gains/losses recognized on sales of loans were insignificant.
(c)	Includes residential mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our removal of account provision option, and loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.
(d)	Includes contractually specified servicing fees, late charges and ancillary fees.
(e)	Represents cash flows on securities we hold issued by a securitization SPE in which we transferred to and/or services loans. The carrying values of such securities held were $6.9 billion in residential mortgage-backed securities and $.7 billion in commercial mortgage-backed securities at March 31, 2017 and $6.6 billion in residential mortgage-backed securities and $1.2 billion in commercial mortgage-backed securities at March 31, 2016. Additionally, at December 31, 2016, the carrying values of such securities held were $6.9 billion in residential mortgage-backed securities and $.9 billion in commercial mortgage-backed securities.

Table 32 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans.

Table 32: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
March 31, 2017
Total principal balance	$64,825	$45,043
Delinquent loans (b)	$1,248	$1,148
December 31, 2016
Total principal balance	$66,081	$45,855
Delinquent loans (b)	$1,422	$941
Three months ended March 31, 2017
Net charge-offs (c)	$25	$355
Three months ended March 31, 2016
Net charge-offs (c)	$26	$912
(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.
(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(c)	Net charge-offs for Residential mortgages represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for commercial mortgage backed securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

Variable Interest Entities (VIEs)

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2016 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 33 where we have determined that our continuing involvement is not significant. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 33. These loans are included as part of the asset quality disclosures that we make in Note 3 Asset Quality.

The PNC Financial Services Group, Inc. – Form 10-Q    43

Table 33: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
March 31, 2017
Mortgage-Backed Securitizations (b)	$7,771	$7,771	(c)
Tax Credit Investments and Other	3,194	3,173	(d)	$865	(e)
Total	$10,965	$10,944		$865
December 31, 2016
Mortgage-Backed Securitizations (b)	$8,003	$8,003	(c)
Tax Credit Investments and Other	3,083	3,043	(d)	$823	(e)
Total	$11,086	$11,046		$823
(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable).
(b)	Amounts reflect involvement with securitization SPEs where we transferred to and/or services loans for an SPE and we hold securities issued by that SPE. Values disclosed in the PNC Risk of Loss column represent our maximum exposure to loss for those securities’ holdings.
(c)	Included in Investment securities and Other assets on our Consolidated Balance Sheet.
(d)	Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During the three months ended March 31, 2017, we recognized $.1 billion of amortization, $.1 billion of tax credits and $21 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes.

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

See Note 1 Accounting Policies in our 2016 Form 10-K for additional information on our loan related policies.

44    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables display the delinquency status of our loans and our nonperforming assets at March 31, 2017 and December 31, 2016, respectively.

Table 34: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d)
March 31, 2017
Commercial Lending
Commercial	$103,217	$62	$29	$40	$131		$400		$17	$103,765
Commercial real estate	29,212	15	6		21		137		65	29,435
Equipment lease financing	7,431	19			19		12			7,462
Total commercial lending	139,860	96	35	40	171		549		82	140,662
Consumer Lending
Home equity	27,541	57	23		80		900		1,056	29,577
Residential real estate	12,787	122	77	432	631	(b)	473	$217	1,673	15,781
Credit card	5,018	32	21	37	90		4			5,112
Other consumer
Automobile	12,226	35	10	5	50		61			12,337
Education and other	8,984	116	61	185	362	(b)	11			9,357
Total consumer lending	66,556	362	192	659	1,213		1,449	217	2,729	72,164
Total	$206,416	$458	$227	$699	$1,384		$1,998	$217	$2,811	$212,826
Percentage of total loans	96.99%	.22%	.11%	.33%	.65%		.94%	.10%	1.32%	100.00%
December 31, 2016
Commercial Lending
Commercial	$100,710	$81	$20	$39	$140		$496		$18	$101,364
Commercial real estate	28,769	5	2		7		143		91	29,010
Equipment lease financing	7,535	29	1		30		16			7,581
Total commercial lending	137,014	115	23	39	177		655		109	137,955
Consumer Lending
Home equity	27,820	64	30		94		914		1,121	29,949
Residential real estate	12,425	159	68	500	727	(b)	501	$219	1,726	15,598
Credit card	5,187	33	21	37	91		4			5,282
Other consumer
Automobile	12,257	51	12	5	68		55			12,380
Education and other	9,235	140	78	201	419	(b)	15			9,669
Total consumer lending	66,924	447	209	743	1,399		1,489	219	2,847	72,878
Total	$203,938	$562	$232	$782	$1,576		$2,144	$219	$2,956	$210,833
Percentage of total loans	96.73%	.27%	.11%	.37%	.75%		1.02%	.10%	1.40%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $.6 billion and $.6 billion and Education and other consumer loans totaling $.3 billion and $.4 billion at March 31, 2017 and December 31, 2016, respectively.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.2 billion and $1.3 billion at March 31, 2017 and December 31, 2016, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    45

At March 31, 2017, we pledged $21.6 billion of commercial loans to the Federal Reserve Bank (FRB) and $61.1 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2016 were $22.0 billion and $60.8 billion, respectively.

Table 35: Nonperforming Assets

Dollars in millions	March 31 2017	December 31 2016
Nonperforming loans
Total commercial lending	$549	$655
Total consumer lending (a)	1,449	1,489
Total nonperforming loans (b)	1,998	2,144
OREO, foreclosed and other assets	214	230
Total nonperforming assets	$2,212	$2,374
Nonperforming loans to total loans	.94%	1.02%
Nonperforming assets to total loans, OREO, foreclosed and other assets	1.04%	1.12%
Nonperforming assets to total assets	.60%	.65%
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.4 billion at both March 31, 2017 and December 31, 2016, which included $.2 billion of loans that are government insured/guaranteed.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies in our 2016 Form 10-K and the TDR section of this Note 3.

Total nonperforming loans in Table 35 include TDRs of $1.0 billion and $1.1 billion at March 31, 2017 and December 31, 2016, respectively. TDRs that are performing, including consumer credit card TDR loans, totaled $1.1 billion at both March 31, 2017 and December 31, 2016 and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual status and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See the TDRs section of this Note 3 for more information on TDRs.

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

Commercial Lending Asset Classes

The following table presents asset quality indicators for the Commercial Lending asset classes. See Note 3 Asset Quality in our 2016 Form 10-K for additional information related to our Commercial Lending asset classes, including discussion around the asset quality indicators that we use to monitor and manage the credit risk associated with each loan class.

Table 36: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (b)	Substandard (c)	Doubtful (d)	Total Loans
March 31, 2017
Commercial	$98,379	$1,894	$3,367	$125	$103,765
Commercial real estate	28,983	122	309	21	29,435
Equipment lease financing	7,294	70	92	6	7,462
Total commercial lending	$134,656	$2,086	$3,768	$152	$140,662
December 31, 2016
Commercial	$96,231	$1,612	$3,449	$72	$101,364
Commercial real estate	28,561	98	327	24	29,010
Equipment lease financing	7,395	89	91	6	7,581
Total commercial lending	$132,187	$1,799	$3,867	$102	$137,955

46    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	Loans are classified as “Pass”, “Special Mention”, “Substandard” and “Doubtful” based on the Regulatory Classification definitions. We use PDs and LGDs to rate commercial loans and apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in this table.
(b)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at the reporting date.
(c)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(d)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions and values.

Consumer Lending Asset Classes

See Note 3 Asset Quality in our 2016 Form 10-K for additional information related to our Consumer Lending asset classes, including discussion around the asset quality indicators that we use to monitor and manage the credit risk associated with each loan class.

Home Equity and Residential Real Estate Loan Classes

The following table presents asset quality indicators for home equity and residential real estate balances, excluding consumer purchased impaired loans of $2.7 billion and $2.8 billion at March 31, 2017 and December 31, 2016, respectively, and government insured or guaranteed residential real estate mortgages of $.8 billion at both March 31, 2017 and December 31, 2016.

Table 37: Asset Quality Indicators for Home Equity and Residential Real Estate Loans – Excluding Purchased Impaired and Government Insured or Guaranteed Loans (a)

	Home Equity		Residential Real Estate
March 31, 2017 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$149	$576	$146	$871
Less than or equal to 660 (b)	25	101	33	159
Missing FICO	1	9	3	13
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	360	1,112	320	1,792
Less than or equal to 660 (b)	67	200	81	348
Missing FICO	3	10	5	18
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	430	1,047	431	1,908
Less than or equal to 660	69	161	75	305
Missing FICO	2	8	6	16
Less than 90% and updated FICO scores:
Greater than 660	14,150	7,815	11,499	33,464
Less than or equal to 660	1,323	808	597	2,728
Missing FICO	42	54	90	186
Total home equity and residential real estate loans	$16,621	$11,901	$13,286	$41,808

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    47

(continued from previous page)

	Home Equity		Residential Real Estate
December 31, 2016 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$161	$629	$174	$964
Less than or equal to 660 (b)	32	110	35	177
Missing FICO	1	9	2	12
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	394	1,190	345	1,929
Less than or equal to 660 (b)	66	211	76	353
Missing FICO	3	10	7	20
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	453	1,100	463	2,016
Less than or equal to 660	77	171	78	326
Missing FICO	1	8	6	15
Less than 90% and updated FICO scores:
Greater than 660	14,047	7,913	11,153	33,113
Less than or equal to 660	1,323	822	586	2,731
Missing FICO	42	55	102	199
Missing LTV and updated FICO scores:
Greater than 660			1	1
Total home equity and residential real estate loans	$16,600	$12,228	$13,028	$41,856
(a)	Amounts shown represent recorded investment.
(b)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%. The following states had the highest percentage of higher risk loans at March 31, 2017: New Jersey 16%, Pennsylvania 13%, Illinois 12%, Ohio 9%, Maryland 8%, Florida 6%, Michigan 5% and North Carolina 5%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 26% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2016: New Jersey 16%, Pennsylvania 14%, Illinois 12%, Ohio 10%, Florida 7%, Maryland 6%, Michigan 4% and North Carolina 4%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 27% of the higher risk loans.

Credit Card and Other Consumer Loan Classes

The following table presents asset quality indicators for the credit card and other consumer loan classes.

Table 38: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card		Other Consumer (a)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
March 31, 2017
FICO score greater than 719	$3,071	60%	$10,062	64%
650 to 719	1,448	28	4,025	26
620 to 649	219	4	596	4
Less than 620	239	5	674	4
No FICO score available or required (b)	135	3	390	2
Total loans using FICO credit metric	5,112	100%	15,747	100%
Consumer loans using other internal credit metrics (a)			5,947
Total loan balance	$5,112		$21,694
Weighted-average updated FICO score (b)		734		742
December 31, 2016
FICO score greater than 719	$3,244	61%	$10,247	65%
650 to 719	1,466	28	3,873	25
620 to 649	215	4	552	3
Less than 620	229	4	632	4
No FICO score available or required (b)	128	3	489	3
Total loans using FICO credit metric	5,282	100%	15,793	100%
Consumer loans using other internal credit metrics (a)			6,256
Total loan balance	$5,282		$22,049
Weighted-average updated FICO score (b)		736		744

48    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	We use updated FICO scores as an asset quality indicator for non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. We use internal credit metrics, such as delinquency status, geography or other factors, as an asset quality indicator for government guaranteed or insured education loans and consumer loans to high net worth individuals, as internal credit metrics are more relevant than FICO scores for these types of loans.
(b)	Credit card loans and other consumer loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk. Weighted-average updated FICO score excludes accounts with no FICO score available or required.

Troubled Debt Restructurings (TDRs)

Table 39 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ recorded investment as a result of becoming a TDR during the three months ended March 31, 2017 and March 31, 2016. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2016 Form 10-K for additional discussion of TDRs.

Table 39: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended March 31, 2017 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	49	$35	$4	$6	$5	$15
Total consumer lending	2,899	73		37	31	68
Total TDRs	2,948	$108	$4	$43	$36	$83

During the three months ended March 31, 2016 Dollars in millions
Total commercial lending	42	$168		$10	$142	$152
Total consumer lending	2,965	68		44	20	64
Total TDRs	3,007	$236		$54	$162	$216
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2017 and January 1, 2016, respectively, and (ii) subsequently defaulted during the three months ended March 31, 2017 and March 31, 2016 totaled $32 million and $27 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    49

Impaired Loans

Impaired loans include commercial and consumer nonperforming loans and TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the three months ended March 31, 2017 and March 31, 2016. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 40: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance	Average Recorded Investment (a)
March 31, 2017
Impaired loans with an associated allowance
Total commercial lending	$613	$372	$90	$425
Total consumer lending	1,236	1,178	215	1,181
Total impaired loans with an associated allowance	$1,849	$1,550	$305	$1,606
Impaired loans without an associated allowance
Total commercial lending	$617	$345		$333
Total consumer lending	957	586		598
Total impaired loans without an associated allowance	$1,574	$931		$931
Total impaired loans	$3,423	$2,481	$305	$2,537
December 31, 2016
Impaired loans with an associated allowance
Total commercial lending	$742	$477	$105	$497
Total consumer lending	1,237	1,185	226	1,255
Total impaired loans with an associated allowance	$1,979	$1,662	$331	$1,752
Impaired loans without an associated allowance
Total commercial lending	$447	$322		$365
Total consumer lending	982	608		604
Total impaired loans without an associated allowance	$1,429	$930		$969
Total impaired loans	$3,408	$2,592	$331	$2,721
(a)	Average recorded investment is for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

50    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 4 ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We use the two main portfolio segments – Commercial Lending and Consumer Lending, and develop and document the ALLL under separate methodologies for each of these portfolio segments. See Note 1 Accounting Policies in our 2016 Form 10-K for a description of the accounting policies for ALLL. A rollforward of the ALLL and associated loan data follows.

Table 41: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
March 31, 2017
Allowance for Loan and Lease Losses
January 1	$1,534	$1,055	$2,589
Charge-offs	(55)	(143)	(198)
Recoveries	32	48	80
Net charge-offs	(23)	(95)	(118)
Provision for credit losses	23	65	88
Net change in allowance for unfunded loan commitments and letters of credit	(5)	1	(4)
Other	1	5	6
March 31	$1,530	$1,031	$2,561
TDRs individually evaluated for impairment	$37	$215	$252
Other loans individually evaluated for impairment	53		53
Loans collectively evaluated for impairment	1,412	526	1,938
Purchased impaired loans	28	290	318
March 31	$1,530	$1,031	$2,561
Loan Portfolio
TDRs individually evaluated for impairment	$366	$1,764	$2,130
Other loans individually evaluated for impairment	351		351
Loans collectively evaluated for impairment	139,863	66,797	206,660
Fair value option loans (a)		874	874
Purchased impaired loans	82	2,729	2,811
March 31	$140,662	$72,164	$212,826
Portfolio segment ALLL as a percentage of total ALLL	60%	40%	100%
Ratio of the allowance for loan and lease losses to total loans	1.09%	1.43%	1.20%
March 31, 2016
Allowance for Loan and Lease Losses
January 1	$1,605	$1,122	$2,727
Charge-offs	(89)	(147)	(236)
Recoveries	46	41	87
Net charge-offs	(43)	(106)	(149)
Provision for credit losses	84	68	152
Net change in allowance for unfunded loan commitments and letters of credit	(19)	(2)	(21)
Other	1	1	2
March 31	$1,628	$1,083	$2,711
TDRs individually evaluated for impairment	$49	$261	$310
Other loans individually evaluated for impairment	115		115
Loans collectively evaluated for impairment	1,414	560	1,974
Purchased impaired loans	50	262	312
March 31	$1,628	$1,083	$2,711
Loan Portfolio
TDRs individually evaluated for impairment	$500	$1,891	$2,391
Other loans individually evaluated for impairment	436		436
Loans collectively evaluated for impairment	134,045	66,338	200,383
Fair value option loans (a)		895	895
Purchased impaired loans	149	3,231	3,380
March 31	$135,130	$72,355	$207,485
Portfolio segment ALLL as a percentage of total ALLL	60%	40%	100%
Ratio of the allowance for loan and lease losses to total loans	1.20%	1.50%	1.31%
(a)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.

The PNC Financial Services Group, Inc. – Form 10-Q    51

NOTE 5 INVESTMENT SECURITIES

Table 42: Investment Securities Summary

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
March 31, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$12,787	$185	$(62)	$12,910
Residential mortgage-backed
Agency	26,329	153	(293)	26,189
Non-agency	3,011	236	(44)	3,203
Commercial mortgage-backed
Agency	2,037	4	(35)	2,006
Non-agency	3,846	28	(11)	3,863
Asset-backed	5,934	59	(13)	5,980
Other debt	4,572	124	(23)	4,673
Total debt securities	58,516	789	(481)	58,824
Corporate stocks and other	517		(2)	515
Total securities available for sale	$59,033	$789	$(483)	$59,339
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$531	$36	$(18)	$549
Residential mortgage-backed
Agency	12,344	66	(172)	12,238
Non-agency	185	6		191
Commercial mortgage-backed
Agency	882	18		900
Non-agency	561	10		571
Asset-backed	552	1	(1)	552
Other debt	2,038	92	(21)	2,109
Total securities held to maturity	$17,093	$229	$(212)	$17,110
December 31, 2016
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$13,100	$151	$(77)	$13,174
Residential mortgage-backed
Agency	26,245	170	(287)	26,128
Non-agency	3,191	227	(52)	3,366
Commercial mortgage-backed
Agency	2,150	3	(34)	2,119
Non-agency	4,023	29	(27)	4,025
Asset-backed	5,938	52	(22)	5,968
Other debt	4,656	104	(37)	4,723
Total debt securities	59,303	736	(536)	59,503
Corporate stocks and other	603		(2)	601
Total securities available for sale	$59,906	$736	$(538)	$60,104
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$527	$35	$(22)	$540
Residential mortgage-backed
Agency	11,074	68	(161)	10,981
Non-agency	191	7		198
Commercial mortgage-backed
Agency	903	24		927
Non-agency	567	10		577
Asset-backed	558		(2)	556
Other debt	2,023	76	(12)	2,087
Total securities held to maturity	$15,843	$220	$(197)	$15,866

52    The PNC Financial Services Group, Inc. – Form 10-Q

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At March 31, 2017, Accumulated other comprehensive income included pretax gains of $52 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 43 presents gross unrealized losses and fair value of debt securities at March 31, 2017 and December 31, 2016. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of OTTI has been recognized in Accumulated other comprehensive income (loss).

Table 43: Gross Unrealized Loss and Fair Value of Debt Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(50)	$2,756	$(12)	$869	$(62)	$3,625
Residential mortgage-backed
Agency	(274)	16,931	(19)	870	(293)	17,801
Non-agency	(2)	152	(42)	838	(44)	990
Commercial mortgage-backed
Agency	(34)	1,582	(1)	39	(35)	1,621
Non-agency	(10)	755	(1)	377	(11)	1,132
Asset-backed	(3)	1,065	(10)	606	(13)	1,671
Other debt	(20)	1,200	(3)	292	(23)	1,492
Total debt securities available for sale	$(393)	$24,441	$(88)	$3,891	$(481)	$28,332
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(18)	$242			$(18)	$242
Residential mortgage-backed
Agency	(164)	7,961	$(8)	$152	(172)	8,113
Commercial mortgage-backed
Agency		68		1		69
Non-agency				3		3
Asset-backed		25	(1)	251	(1)	276
Other debt	(21)	141	(a)	1	(21)	142
Total debt securities held to maturity	$(203)	$8,437	$(9)	$408	$(212)	$8,845
December 31, 2016
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(57)	$3,108	$(20)	$2,028	$(77)	$5,136
Residential mortgage-backed
Agency	(267)	16,942	(20)	922	(287)	17,864
Non-agency	(1)	109	(51)	1,119	(52)	1,228
Commercial mortgage-backed
Agency	(33)	1,577	(1)	86	(34)	1,663
Non-agency	(14)	880	(13)	987	(27)	1,867
Asset-backed	(5)	1,317	(17)	902	(22)	2,219
Other debt	(33)	1,827	(4)	243	(37)	2,070
Total debt securities available for sale	$(410)	$25,760	$(126)	$6,287	$(536)	$32,047
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(22)	$238			$(22)	$238
Residential mortgage-backed
Agency	(153)	8,041	$(8)	$161	(161)	8,202
Asset-backed			(2)	451	(2)	451
Other debt	(12)	146	(a)	1	(12)	147
Total debt securities held to maturity	$(187)	$8,425	$(10)	$613	$(197)	$9,038
(a)	The unrealized loss on these securities was less than $.5 million.

The PNC Financial Services Group, Inc. – Form 10-Q    53

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in Table 43, as of March 31, 2017 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI, as discussed in Note 1 Accounting Policies of the 2016 Form 10-K. For those securities on our balance sheet at March 31, 2017, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities. The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower. During 2017 and 2016, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities were not significant.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 44: Gains (Losses) on Sales of Securities Available for Sale

Three months ended March 31 In millions	Proceeds	Gross Gains	Gross Losses	Net (Losses) Gains	Tax (Benefit) Expense
2017	$3,222	$14	$(16)	$(2)	$(1)
2016	$788	$9		$9	$3

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2017.

Table 45: Contractual Maturity of Debt Securities

March 31, 2017 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$157	$5,714	$5,745	$1,171	$12,787
Residential mortgage-backed
Agency	1	81	558	25,689	26,329
Non-agency		1		3,010	3,011
Commercial mortgage-backed
Agency	74	155	758	1,050	2,037
Non-agency		108	108	3,630	3,846
Asset-backed	28	2,255	1,764	1,887	5,934
Other debt	310	2,311	569	1,382	4,572
Total debt securities available for sale	$570	$10,625	$9,502	$37,819	$58,516
Fair value	$573	$10,683	$9,536	$38,032	$58,824
Weighted-average yield, GAAP basis	2.99%	2.14%	2.15%	2.91%	2.65%
Securities Held to Maturity
U.S. Treasury and government agencies			$109	$422	$531
Residential mortgage-backed
Agency		$51	413	11,880	12,344
Non-agency				185	185
Commercial mortgage-backed
Agency	$84	739	5	54	882
Non-agency				561	561
Asset-backed		1	451	100	552
Other debt	12	219	967	840	2,038
Total debt securities held to maturity	$96	$1,010	$1,945	$14,042	$17,093
Fair value	$96	$1,035	$2,004	$13,975	$17,110
Weighted-average yield, GAAP basis	3.67%	3.62%	3.33%	3.20%	3.24%

54    The PNC Financial Services Group, Inc. – Form 10-Q

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At March 31, 2017, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity. The FNMA investments had a total amortized cost of $29.1 billion and fair value of $28.8 billion.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 46: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31 2017	December 31 2016
Pledged to others	$8,889	$9,493
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,693	$912
Permitted amount repledged to others	$1,599	$799

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes.

NOTE 6 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date, determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy see Note 6 Fair Value in our 2016 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 6 Fair Value in our 2016 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

The PNC Financial Services Group, Inc. – Form 10-Q    55

Table 47: Fair Value Measurements – Recurring Basis Summary

	March 31, 2017				December 31, 2016
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$719	$4	$723		$1,008	$2	$1,010
Commercial mortgage loans held for sale			581	581			1,400	1,400
Securities available for sale
U.S. Treasury and government agencies	$12,312	598		12,910	$12,572	602		13,174
Residential mortgage-backed
Agency		26,189		26,189		26,128		26,128
Non-agency		107	3,096	3,203		112	3,254	3,366
Commercial mortgage-backed
Agency		2,006		2,006		2,119		2,119
Non-agency		3,863		3,863		4,025		4,025
Asset-backed		5,614	366	5,980		5,565	403	5,968
Other debt		4,598	75	4,673		4,657	66	4,723
Total debt securities	12,312	42,975	3,537	58,824	12,572	43,208	3,723	59,503
Corporate stocks and other	454	61		515	541	60		601
Total securities available for sale	12,766	43,036	3,537	59,339	13,113	43,268	3,723	60,104
Loans		551	323	874		558	335	893
Equity investments (a)			1,106	1,390			1,331	1,381
Residential mortgage servicing rights			1,261	1,261			1,182	1,182
Commercial mortgage servicing rights			606	606			576	576
Trading securities (b)	1,312	1,313	2	2,627	1,458	1,169	2	2,629
Financial derivatives (b) (c)	13	3,265	24	3,302	10	4,566	40	4,616
Other	276	291	82	649	266	312	239	817
Total assets	$14,367	$49,175	$7,526	$71,352	$14,847	$50,881	$8,830	$74,608
Liabilities
Other borrowed funds	$1,497	$158	$7	$1,662	$799	$161	$10	$970
Financial derivatives (c) (d)	2	2,366	254	2,622	1	3,424	414	3,839
Other liabilities			31	31			9	9
Total liabilities	$1,499	$2,524	$292	$4,315	$800	$3,585	$433	$4,818
(a)	Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheet.
(b)	Included in Other assets on the Consolidated Balance Sheet.
(c)	Amounts at March 31, 2017 and December 31, 2016, are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 9 Financial Derivatives for additional information related to derivative offsetting.
(d)	Included in Other liabilities on the Consolidated Balance Sheet.

56    The PNC Financial Services Group, Inc. – Form 10-Q

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2017 and 2016 follow:

Table 48: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended March 31, 2017

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2017 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2016	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2017
Assets
Residential mortgage loans held for sale	$2			$2				$2	$(2)		$4
Commercial mortgage loans held for sale	1,400	$9			$(1,617)	$801	$(12)				581	$(5)
Securities available for sale
Residential mortgage- backed non-agency	3,254	26	$18				(202)				3,096
Asset-backed	403	4	4		(25)		(20)				366
Other debt	66		9	1	(1)						75
Total securities available for sale	3,723	30	31	1	(26)		(222)				3,537
Loans	335	1		22	(4)		(19)	2	(14)		323
Equity investments	1,331	96		37	(175)				(183)	(c)	1,106	67
Residential mortgage servicing rights	1,182	18		83		17	(39)				1,261	17
Commercial mortgage servicing rights	576	13		13		29	(25)				606	13
Trading securities	2										2
Financial derivatives	40	(1)					(15)				24	22
Other assets	239	(2)					(155)				82	(2)
Total assets	$8,830	$164	$31	$158	$(1,822)	$847	$(487)	$4	$(199)		$7,526	$112
Liabilities
Other borrowed funds	$10					$19	$(22)				$7
Financial derivatives	414	$9			$2		(171)				254	$7
Other liabilities	9	16				77	(71)				31	16
Total liabilities	$433	$25			$2	$96	$(264)				$292	$23
Net gains (losses)		$139 (d)										$89 (e)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    57

(continued from previous page)

Three Months Ended March 31, 2016

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2016 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2015	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Mar. 31, 2016
Assets
Residential mortgage loans held for sale	$5				$3	$(1)			$2	$(5)	$4
Commercial mortgage loans held for sale	641	$16				(649)	$647				655	$12
Securities available for sale
Residential mortgage- backed non-agency	4,008	22		$(45)				$(175)			3,810	(1)
Asset-backed	482	3		(12)				(22)			451
Other debt	45			(1)	2	(2)					44
Total securities available for sale	4,535	25		(58)	2	(2)		(197)			4,305	(1)
Loans	340	2			33	(8)		(25)		(13)	329	1
Equity investments	1,098	51			23	(16)					1,156	50
Residential mortgage servicing rights	1,063	(226)			52		11	(37)			863	(225)
Commercial mortgage servicing rights	526	(55)			3		9	(23)			460	(55)
Trading securities	3							(1)			2
Financial derivatives	31	34						(24)			41	28
Other	364	(9)		(2)		(1)		(138)			214	(11)
Total assets	$8,606	$(162)		$(60)	$116	$(677)	$667	$(445)	$2	$(18)	$8,029	$(201)
Liabilities
Other borrowed funds	$12						$23	$(27)			$8
Financial derivatives	473	$7				$2		(149)			333	$8
Other liabilities	10						38	(34)			14
Total liabilities	$495	$7				$2	$61	$(210)			$355	$8
Net gains (losses)		$(169	) (d)									$(209	) (e)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(c)	Reflects transfers out of Level 3 associated with a change in valuation methodology for certain equity investments subject to the Volcker Rule provisions of the Dodd-Frank Act. These investments are measured at fair value using the NAV per share (or its equivalent) practical expedient as of March 31, 2017.
(d)	Net gains (losses) realized and unrealized included in earnings related to Level 3 assets and liabilities included amortization and accretion. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement and the remaining net gains (losses) realized and unrealized were included in Noninterest income on the Consolidated Income Statement.
(e)	Net unrealized gains (losses) related to assets and liabilities held at the end of the reporting period were included in Noninterest income on the Consolidated Income Statement.

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

58    The PNC Financial Services Group, Inc. – Form 10-Q

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 49: Fair Value Measurements – Recurring Quantitative Information

March 31, 2017

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Commercial mortgage loans held for sale	$581	Discounted cash flow	Spread over the benchmark curve (a) Estimated servicing cash flows	40bps-13,520bps (1,046bps) 0.0%-5.4% (2.0%)
Residential mortgage-backed non-agency securities	3,096	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-24.2% (7.4%)
		using a discounted cash flow	Constant default rate (CDR)	0.0%-16.7% (5.2%)
		pricing model	Loss severity Spread over the benchmark curve (a)	10.0%-98.5% (53.4%) 225bps weighted average

Asset-backed securities	366	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0%-16.0% (6.5%)
		using a discounted cash flow	Constant default rate (CDR)	2.0%-13.9% (6.5%)
		pricing model	Loss severity	24.2%-100.0% (75.5%)
			Spread over the benchmark curve (a)	256bps weighted average

Loans	136	Consensus pricing (b)	Cumulative default rate	11.0%-100.0% (85.4%)
			Loss severity	0.0%-100.0% (21.4%)
			Discount rate	4.7%-7.5% (5.1%)

	113	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	4.4% weighted average

	74	Consensus pricing (b)	Credit and Liquidity discount	0.0%-99.0% (58.6%)

Equity investments	1,106	Multiple of adjusted earnings	Multiple of earnings	4.5x-13.4x (8.0x)

Residential mortgage servicing rights	1,261	Discounted cash flow	Constant prepayment rate (CPR)	0.1%-38.1% (9.3%)
			Spread over the benchmark curve (a)	224bps-1,900bps (850bps)

Commercial mortgage servicing rights	606	Discounted cash flow	Constant prepayment rate (CPR)	7.1%-37.8% (8.1%)
			Discount rate	5.0%-7.7% (7.6%)

Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(165)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	164.4% weighted average
			Estimated growth rate of Visa Class A share price	14.0%
			Estimated length of litigation resolution date	Q2 2019
Insignificant Level 3 assets, net of liabilities (c)	60

Total Level 3 assets, net of liabilities (d)	$7,234

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    59

(continued from previous page)

December 31, 2016

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Commercial mortgage loans held for sale	$1,400	Discounted cash flow	Spread over the benchmark curve (a)	42bps - 1,725bps (362bps)
			Estimated servicing cash flows	0.0% - 7.3% (1.5%)
Residential mortgage-backed non-agency securities	3,254	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 24.2% (7.2%)
		using a discounted cash flow	Constant default rate (CDR)	0.0% - 16.7% (5.3%)
		pricing model	Loss severity	10.0% - 98.5% (53.5%)
			Spread over the benchmark curve (a)	236bps weighted average

Asset-backed securities	403	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 16.0% (6.4%)
		using a discounted cash flow	Constant default rate (CDR)	2.0% - 13.9% (6.6%)
		pricing model	Loss severity	24.2% - 100.0% (77.3%)
			Spread over the benchmark curve (a)	278bps weighted average

Loans	141	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (86.9%)
			Loss severity	0.0% - 100.0% (22.9%)
			Discount rate	4.7% - 6.7% (5.1%)

	116	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	4.2% weighted average

	78	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (57.9%)

Equity investments	1,331	Multiple of adjusted earnings	Multiple of earnings	4.5x - 12.0x (7.8x)
		Consensus pricing (b)	Liquidity discount	0.0% - 40.0%

Residential mortgage servicing rights	1,182	Discounted cash flow	Constant prepayment rate (CPR)	0.0% - 36.0% (9.4%)
			Spread over the benchmark curve (a)	341bps - 1,913bps (850bps)

Commercial mortgage servicing rights	576	Discounted cash flow	Constant prepayment rate (CPR)	7.5% - 43.4% (8.6%)
			Discount rate	3.5% - 7.6% (7.5%)
Other assets - BlackRock Series C Preferred Stock	232	Consensus pricing (b)	Liquidity discount	15.0% - 25.0% (20.0%)
Financial derivatives - BlackRock LTIP	(232)	Consensus pricing (b)	Liquidity discount	15.0% - 25.0% (20.0%)

Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(164)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares
				164.4% weighted average
			Estimated growth rate of Visa Class A share price
				14.0%
			Estimated length of litigation resolution date	Q2 2019

Insignificant Level 3 assets, net of liabilities (c)	80

Total Level 3 assets, net of liabilities (d)	$8,397
(a)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.
(b)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(c)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, state and municipal and other debt securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.
(d)	Consisted of total Level 3 assets of $7.5 billion and total Level 3 liabilities of $.3 billion as of March 31, 2017 and $8.8 billion and $.4 billion as of December 31, 2016, respectively.

60    The PNC Financial Services Group, Inc. – Form 10-Q

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 50 and Table 51. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 6 Fair Value in our 2016 Form  10-K.

Table 50: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended
In millions	March 31 2017	December 31 2016	March 31 2017	March 31 2016
Assets
Nonaccrual loans	$146	$187	$(6)	$(47)
OREO and foreclosed assets	56	107	(4)	(8)
Insignificant assets	9	19	3	(7)
Total assets	$211	$313	$(7)	$(62)
(a)	All Level 3 as of March 31, 2017 and December 31, 2016.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 51: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
March 31, 2017
Assets
Nonaccrual loans	$70	LGD percentage	Loss severity	6.4% - 86.8% (23.3%)
	76	Fair value of property or collateral	Appraised value/sales price	Not meaningful
OREO and foreclosed assets	56	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Insignificant assets	9

Total assets	$211
December 31, 2016
Assets
Nonaccrual loans	$112	LGD percentage	Loss severity	6.0% - 77.1% (31.3%)
	75	Fair value of property or collateral	Appraised value/sales price	Not meaningful
OREO and foreclosed assets	107	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Insignificant assets	19

Total assets	$313

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, please refer to Note 6 Fair Value in our 2016 Form 10-K.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

The PNC Financial Services Group, Inc. – Form 10-Q    61

Table 52: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2017
Assets
Residential mortgage loans held for sale
Performing loans	$711	$684	$27
Accruing loans 90 days or more past due	3	3
Nonaccrual loans	9	10	(1)
Total	723	697	26
Commercial mortgage loans held for sale (a)
Performing loans	578	610	(32)
Nonaccrual loans	3	5	(2)
Total	581	615	(34)
Residential mortgage loans
Performing loans	279	320	(41)
Accruing loans 90 days or more past due	378	378
Nonaccrual loans	217	339	(122)
Total	874	1,037	(163)
Other assets	272	278	(6)
Liabilities
Other borrowed funds	$57	$58	$(1)
December 31, 2016
Assets
Residential mortgage loans held for sale
Performing loans	$1,000	$988	$12
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	6	6
Total	1,010	998	12
Commercial mortgage loans held for sale (a)
Performing loans	1,395	1,412	(17)
Nonaccrual loans	5	9	(4)
Total	1,400	1,421	(21)
Residential mortgage loans
Performing loans	247	289	(42)
Accruing loans 90 days or more past due	427	428	(1)
Nonaccrual loans	219	346	(127)
Total	893	1,063	(170)
Other assets	293	288	5
Liabilities
Other borrowed funds	$81	$82	$(1)
(a)	There were no accruing loans 90 days or more past due within this category at March 31, 2017 or December 31, 2016.

The changes in fair value for items for which we elected the fair value option and are included in Noninterest income and Noninterest expense on the Consolidated Income Statement are as follows.

Table 53: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended
In millions	March 31 2017	March 31 2016
Assets
Residential mortgage loans held for sale	$30	$47
Commercial mortgage loans held for sale	$18	$27
Residential mortgage loans	$4	$6
Other assets	$7	$(27)
Liabilities
Other liabilities	$(16)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

62    The PNC Financial Services Group, Inc. – Form 10-Q

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value

The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on the consolidated balance sheet at fair value as of March 31, 2017 and December  31, 2016.

Table 54: Additional Fair Value Information Related to Other Financial Instruments

	Carrying Amount	Fair Value
In millions		Total	Level 1	Level 2	Level 3
March 31, 2017
Assets
Cash and due from banks	$5,003	$5,003	$5,003
Interest-earning deposits with banks	27,877	27,877		$27,877
Securities held to maturity	17,093	17,110	549	16,428	$133
Net loans (excludes leases)	201,921	203,319			203,319
Other assets	5,512	6,025		5,387	638

Total assets	$257,406	$259,334	$5,552	$49,692	$204,090
Liabilities
Deposits	$260,710	$260,552		$260,552
Borrowed funds	53,400	54,134		52,743	$1,391
Unfunded loan commitments and letters of credit	305	305			305
Other liabilities	388	388		388

Total liabilities	$314,803	$315,379		$313,683	$1,696
December 31, 2016
Assets
Cash and due from banks	$4,879	$4,879	$4,879
Interest-earning deposits with banks	25,711	25,711		$25,711
Securities held to maturity	15,843	15,866	540	15,208	$118
Net loans (excludes leases)	199,766	201,863			201,863
Other assets	4,793	5,243		4,666	577

Total assets	$250,992	$253,562	$5,419	$45,585	$202,558
Liabilities
Deposits	$257,164	$257,038		$257,038
Borrowed funds	51,736	52,322		50,941	$1,381
Unfunded loan commitments and letters of credit	301	301			301
Other liabilities	417	417		417

Total liabilities	$309,618	$310,078		$308,396	$1,682

The aggregate fair values in Table 54 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:

•	financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 47),

•	investments accounted for under the equity method,

•	real and personal property,

•	lease financing,

•	loan customer relationships,

•	deposit customer intangibles,
•	mortgage servicing rights,

•	retail branch networks,
•	fee-based businesses, such as asset management and brokerage, and

•	trademarks and brand names.

For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 54, see Note 6 Fair Value in our 2016 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    63

NOTE 7 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 7 Goodwill and Mortgage Servicing Rights in our 2016 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights

We recognize the right to service mortgage loans for others when we recognize it as an intangible asset and the servicing income we receive is more than adequate compensation. MSRs totaled $1.9 billion and $1.8 billion at March 31, 2017 and December 31, 2016, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs decreases (or increases).

See the Sensitivity Analysis section of this Note 7, as well as Note 6 Fair Value in our 2016 Form 10-K for more detail on our fair value measurement of MSRs. Refer to Note 7 Goodwill and Mortgage Servicing Rights in our 2016 Form 10-K for more information on our accounting and measurement of MSRs.

Changes in the commercial and residential MSRs follow:

Table 55: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2017	2016	2017	2016
January 1	$576	$526	$1,182	$1,063
Additions:
From loans sold with servicing retained	29	9	17	11
Purchases	13	3	83	52
Changes in fair value due to:
Time and payoffs (a)	(25)	(23)	(39)	(37)
Other (b)	13	(55)	18	(226)
March 31	$606	$460	$1,261	$863
Related unpaid principal balance at March 31	$143,908	$143,922	$130,382	$124,839
Servicing advances at March 31	$234	$220	$260	$383
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2017 are shown in Tables 56 and 57. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 56 and 57. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

64    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 56: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2017	December 31 2016
Fair value	$606	$576
Weighted-average life (years)	4.5	4.6
Weighted-average constant prepayment rate	8.14%	8.61%
Decline in fair value from 10% adverse change	$11	$11
Decline in fair value from 20% adverse change	$21	$21
Effective discount rate	7.58%	7.52%
Decline in fair value from 10% adverse change	$17	$16
Decline in fair value from 20% adverse change	$33	$31

Table 57: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2017		December 31 2016
Fair value	$1,261		$1,182
Weighted-average life (years)	6.9		6.8
Weighted-average constant prepayment rate	9.34%		9.41%
Decline in fair value from 10% adverse change	$47		$45
Decline in fair value from 20% adverse change	$90		$86
Weighted-average option adjusted spread	850	bps	850	bps
Decline in fair value from 10% adverse change	$39		$37
Decline in fair value from 20% adverse change	$76		$72

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.1 billion for both the three months ended March 31, 2017 and 2016. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

NOTE 8 EMPLOYEE BENEFIT PLANS

Pension and Postretirement Plans

As described in Note 11 Employee Benefit Plans in our 2016 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Any pension contributions to the plan are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. We reserve the right to terminate or make changes to these plans at any time. The nonqualified pension plan is unfunded.

The components of our net periodic benefit cost for the three months ended March 31, 2017 and 2016, respectively, were as follows:

Table 58: Components of Net Periodic Benefit Cost

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefit
Three months ended March 31 In millions	2017	2016	2017	2016	2017	2016
Net periodic cost consists of:
Service cost	$26	$26	$1		$1	$1
Interest cost	45	46	3	$3	4	4
Expected return on plan assets	(71)	(70)			(1)	(1)
Amortization of prior service credit	(1)	(2)
Amortization of actuarial losses	12	11	1	1
Net periodic cost/(benefit)	$11	$11	$5	$4	$4	$4

The PNC Financial Services Group, Inc. – Form 10-Q    65

NOTE 9 FINANCIAL DERIVATIVES

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 13 Financial Derivatives in our Notes To Consolidated Financial Statements in our 2016 Form 10-K.

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us:

Table 59: Total Gross Derivatives

	March 31, 2017			December 31, 2016
In millions	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for hedging under GAAP
Interest rate contracts (c):
Fair value hedges (d)	$31,380	$216	$71	$34,010	$551	$214
Cash flow hedges (d)	18,577	109	1	20,831	313	71
Foreign exchange contracts:
Net investment hedges	962	11		945	25
Total derivatives designated for hedging	$50,919	$336	$72	$55,786	$889	$285
Derivatives not used for hedging under GAAP
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps (d)	$49,790	$344	$145	$49,071	$783	$505
Futures (f)	33,779			36,264
Mortgage-backed commitments	9,074	41	19	13,317	96	56
Other	47,181	27	8	31,907	28	4
Subtotal	139,824	412	172	130,559	907	565
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps (d)	177,719	2,252	1,869	173,777	2,373	2,214
Futures (f)	3,763			4,053
Mortgage-backed commitments	2,687	7	7	2,955	10	8
Other	18,013	74	50	16,203	55	53
Subtotal	202,182	2,333	1,926	196,988	2,438	2,275
Foreign exchange contracts and other	20,880	203	191	21,889	342	309
Subtotal	223,062	2,536	2,117	218,877	2,780	2,584
Derivatives used for other risk management activities:
Foreign exchange contracts and other (g)	6,174	18	261	5,581	40	405
Total derivatives not designated for hedging	$369,060	$2,966	$2,550	$355,017	$3,727	$3,554
Total gross derivatives	$419,979	$3,302	$2,622	$410,803	$4,616	$3,839
Less: Impact of legally enforceable master netting agreements (d)		(1,497)	(1,497)		(2,460)	(2,460)
Less: Cash collateral received/paid (d)		(507)	(508)		(657)	(484)
Total derivatives		$1,298	$617		$1,499	$895
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Represents primarily swaps.
(d)	In the first quarter of 2017, PNC changed its accounting treatment for variation margin related to certain derivative instruments cleared through a central clearing house. Previously, variation margin was treated as collateral subject to offsetting. As a result of changes made by the clearing house to its rules governing such instruments with its counterparties, effective for the first quarter of 2017, variation margin will be treated as a settlement payment on the derivative instrument. The impact at March 31, 2017 was a reduction of gross derivative assets and gross derivative liabilities by $.8 billion and $.7 billion, respectively. The accounting change had no impact on the net fair value of the derivative assets and liabilities that otherwise would have been reported on our Consolidated Balance Sheet. See Table 63 for more information.
(e)	Includes both residential and commercial mortgage banking activities.
(f)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.
(g)	Includes our obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

66    The PNC Financial Services Group, Inc. – Form 10-Q

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and, when appropriate, any related cash collateral exchanged with counterparties. Further discussion regarding the offsetting rights associated with these legally enforceable master netting agreements is included in the Offsetting, Counterparty Credit Risk and Contingent Features section below. Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives.

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 60: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges (a)

			Three months ended
			March 31, 2017		March 31, 2016
In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
Interest rate contracts	U.S. Treasury and Government Agencies and Other Debt Securities	Investment securities (interest income)	$22	$(21)	$(154)	$158
Interest rate contracts	Subordinated Debt and Bank Notes and Senior Debt	Borrowed funds (interest expense)	(95)	86	407	(432)
Total			$(73)	$65	$253	$(274)
(a)	The difference between the gains (losses) recognized in income on derivatives and their related hedged items represents the ineffective portion of the change in value of our fair value hedge derivatives.

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

In the 12 months that follow March 31, 2017, we expect to reclassify net derivative gains of $159 million pretax, or $103 million after-tax, from Accumulated other comprehensive income to interest income for both cash flow

The PNC Financial Services Group, Inc. – Form 10-Q    67

hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2017. As of March 31, 2017, the maximum length of time over which forecasted transactions are hedged is seven years. During the first three months of 2017 and 2016, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy for all periods presented.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 61: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Three months ended March 31
In millions	2017	2016
Gains (losses) on derivatives recognized in Other comprehensive income (OCI) – (effective portion)	$(22)	$265
Less: Gains (losses) reclassified from Accumulated other comprehensive income (AOCI) into income – (effective portion)
Interest income	52	65
Noninterest income	3
Total gains (losses) reclassified from AOCI into income – (effective portion)	$55	$65
Net unrealized gains (losses) on cash flow hedge derivatives	$(77)	$200
(a)	All cash flow hedge derivatives are interest rate contracts as of March 31, 2017 and March 31, 2016.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not significant for the periods presented.

Net Investment Hedges

We enter into foreign currency forward contracts to hedge non-U.S. Dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. During the first three months of 2017 and 2016, there was no net investment hedge ineffectiveness. Gains (losses) on net investment hedge derivatives recognized in OCI were net losses of $(14) million for the three months ended March 31, 2017 compared with net gains of $29 million for the three months ended March 31, 2016.

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP. For additional information on derivatives not designated as hedging instruments under GAAP see Note 13 Financial Derivatives in our 2016 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 62: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Three months ended March 31
In millions	2017	2016
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(7)	$241
Derivatives used for customer-related activities:
Interest rate contracts	$34	$(4)
Foreign exchange contracts and other	32	29
Gains (losses) from customer-related activities (b)	$66	$25
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	$(50)	$(99)
Gains (losses) from other risk management activities (b)	$(50)	$(99)
Total gains (losses) from derivatives not designated as hedging instruments	$9	$167
(a)	Included in Residential mortgage, Corporate services and Other noninterest income.
(b)	Included in Other noninterest income.
(c)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

Offsetting, Counterparty Credit Risk and Contingent Features

We, generally, utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. For additional information on derivative offsetting, counterparty credit risk and contingent features see Note 13 Financial Derivatives in our 2016 Form 10-K.

68    The PNC Financial Services Group, Inc. – Form 10-Q

Table 63 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of March 31, 2017 and December 31, 2016. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 63: Derivative Assets and Liabilities Offsetting

March 31, 2017 In millions	Gross Fair Value	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value		Securities Collateral Held / (Pledged) Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts:
Cleared (a)	$556	$157	$366	$33			$33
Exchange-traded	10			10			10
Over-the-counter	2,504	1,216	137	1,151		$54	1,097
Foreign exchange and other contracts	232	124	4	104			104
Total derivative assets	$3,302	$1,497	$507	$1,298	(b)	$54	$1,244
Derivative liabilities
Interest rate contracts:
Cleared (a)	$176	$157		$19			$19
Exchange-traded	2			2			2
Over-the-counter	1,992	1,238	$490	264			264
Foreign exchange and other contracts	452	102	18	332			332
Total derivative liabilities	$2,622	$1,497	$508	$617	(c)		$617

December 31, 2016 In millions
Derivative assets
Interest rate contracts:
Cleared	$1,498	$940	$480	$78			$78
Exchange-traded	9			9			9
Over-the-counter	2,702	1,358	164	1,180		$62	1,118
Foreign exchange and other contracts	407	162	13	232			232
Total derivative assets	$4,616	$2,460	$657	$1,499	(b)	$62	$1,437
Derivative liabilities
Interest rate contracts:
Cleared	$1,060	$940	$25	$95			$95
Exchange-traded	1			1			1
Over-the-counter	2,064	1,395	431	238			238
Foreign exchange and other contracts	714	125	28	561			561
Total derivative liabilities	$3,839	$2,460	$484	$895	(c)		$895
(a)	Reflects our first quarter 2017 change in accounting treatment for variation margin for certain derivative instruments cleared through a central clearing house. The accounting change reduced the asset and liability gross fair values with corresponding reductions to the fair value and cash collateral offsets, resulting in no changes to the net fair value amounts.
(b)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(c)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

Table 63 includes over-the-counter (OTC) derivatives, cleared derivatives and exchange-traded derivatives. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or cleared through a central clearing house. The majority of OTC derivatives are governed by ISDA documentation or other legally enforceable industry standard master netting agreements. Cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. Exchange-traded derivatives represent standardized futures and options contracts executed directly on an organized exchange.

The PNC Financial Services Group, Inc. – Form 10-Q    69

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits and monitoring procedures.

At March 31, 2017, we held cash, U.S. government securities and mortgage-backed securities totaling $.8 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.3 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in

Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2017 was $1.0 billion for which we had posted collateral of $.5 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2017 would be $.5 billion.

NOTE 10 EARNINGS PER SHARE

Table 64: Basic and Diluted Earnings Per Common Share

	Three months ended March 31
In millions, except per share data	2017	2016
Basic
Net income	$1,074	$943
Less:
Net income attributable to noncontrolling interests	17	19
Preferred stock dividends	63	63
Preferred stock discount accretion and redemptions	21	2
Net income attributable to common shares	973	859
Less:
Dividends and undistributed earnings allocated to participating securities	6	6
Net income attributable to basic common shares	$967	$853
Basic weighted-average common shares outstanding	487	501
Basic earnings per common share (a)	$1.99	$1.70
Diluted
Net income attributable to basic common shares	$967	$853
Less: Impact of BlackRock earnings per share dilution	4	3
Net income attributable to diluted common shares	$963	$850
Basic weighted-average common shares outstanding	487	501
Dilutive potential common shares	5	6
Diluted weighted-average common shares outstanding	492	507
Diluted earnings per common share (a)	$1.96	$1.68
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

70    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 11 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first three months of 2016 and 2017 follows:

Table 65: Rollforward of Total Equity

	Shares Outstanding Common Stock	Shareholders’ Equity
In millions		Common Stock	Capital Surplus – Preferred Stock	Capital Surplus – Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2016	504	$2,708	$3,452	$12,745	$29,043	$130	$(3,368)	$1,270	$45,980
Net income					924			19	943
Other comprehensive income (loss), net of tax						402			402
Cash dividends declared
Common ($.51 per share)					(260)				(260)
Preferred					(64)				(64)
Preferred stock discount accretion			1		(1)
Common stock activity (a)				2					2
Treasury stock activity	(5)			(11)			(423)		(434)
Other				(150)				(91)	(241)
Balance at March 31, 2016 (b)	499	$2,708	$3,453	$12,586	$29,642	$532	$(3,791)	$1,198	$46,328
Balance at January 1, 2017	485	$2,709	$3,977	$12,674	$31,670	$(265)	$(5,066)	$1,155	$46,854
Net income					1,057			17	1,074
Other comprehensive income (loss), net of tax						(14)			(14)
Cash dividends declared
Common ($.55 per share)					(271)				(271)
Preferred					(63)				(63)
Preferred stock discount accretion			2		(2)
Redemption of noncontrolling interests					(19)			(981)	(1,000)
Treasury stock activity (c)				(216)			(257)		(473)
Other				(162)				(42)	(204)
Balance at March 31, 2017 (b)	485	$2,709	$3,979	$12,296	$32,372	$(279)	$(5,323)	$149	$45,903
(a)	Common stock activity totaled less than .5 million shares issued.
(b)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.
(c)	Treasury stock activity totaled less than .5 million shares issued.

Warrants

We had 5.6 million warrants outstanding at March 31, 2017 and 11.3 million warrants outstanding at December 31, 2016. Each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.33 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. The outstanding warrants will expire as of December 31, 2018 and are considered in the calculation of diluted earnings per common share in Note 10 Earnings Per Share in this Report.

Noncontrolling Interests

Perpetual Trust Securities

Our noncontrolling interests balance at March 31, 2017 reflected our March 15, 2017 redemption of $1.0 billion Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities issued by PNC Preferred Funding Trusts I and II with current distribution rates of 2.61% and 2.19%, respectively. The Perpetual Trust Securities were subject to replacement capital covenants dated December 6, 2006 and March 29, 2007 benefiting PNC Capital Trust C as the sole holder of $200 million of junior subordinated debentures issued by PNC in June 1998. Upon redemption of the Perpetual Trust Securities, the replacement capital covenants terminated and such debentures ceased being covered debt with respect to the replacement capital covenants.

The PNC Financial Services Group, Inc. – Form 10-Q    71

Details of other comprehensive income (loss) are as follows:

Table 66: Other Comprehensive Income

	Three Months Ended March 31
In millions	2017	2016
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$67	$519
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	5	6
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(7)	9
Net increase (decrease), pre-tax	69	504
Effect of income taxes	(25)	(185)
Net increase (decrease), after-tax	44	319

Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	37	(39)
Less: OTTI losses realized on securities reclassified to noninterest income		(1)
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	2
Net increase (decrease), pre-tax	35	(38)
Effect of income taxes	(13)	14
Net increase (decrease), after-tax	22	(24)

Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(22)	265
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	46	60
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	6	5
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	3
Net increase (decrease), pre-tax	(77)	200
Effect of income taxes	28	(73)
Net increase (decrease), after-tax	(49)	127

Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	(74)	2
Amortization of actuarial loss (gain) reclassified to other noninterest expense	13	12
Amortization of prior service cost (credit) reclassified to other noninterest expense	(1)	(2)
Net increase (decrease), pre-tax	(62)	12
Effect of income taxes	23	(4)
Net increase (decrease), after-tax	(39)	8

Other
PNC’s portion of BlackRock’s OCI	2	(25)
Net investment hedge derivatives	(14)	29
Foreign currency translation adjustments and other	16	(29)
SBA I/O Strip sold		(2)
Net increase (decrease), pre-tax	4	(27)
Effect of income taxes	4	(1)
Net increase (decrease), after-tax	8	(28)

Total other comprehensive income (loss), pre-tax	(31)	651
Total other comprehensive income, tax effect	17	(249)
Total other comprehensive income (loss), after-tax	$(14)	$402

72    The PNC Financial Services Group, Inc. – Form 10-Q

Table 67: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at December 31, 2015	$286	$66	$430	$(554)	$(98)	$130
Net activity	319	(24)	127	8	(28)	402
Balance at March 31, 2016	$605	$42	$557	$(546)	$(126)	$532
Balance at December 31, 2016	$52	$106	$333	$(553)	$(203)	$(265)
Net activity	44	22	(49)	(39)	8	(14)
Balance at March 31, 2017	$96	$128	$284	$(592)	$(195)	$(279)

NOTE 12 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 12 as well as those matters disclosed in Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in our 2016 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2017, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $425 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 19 in our 2016 Form 10-K, we are unable, at this time, to estimate the losses that it is reasonably possible that we could incur or ranges of such losses with respect to some of the matters disclosed, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

Interchange Litigation

In March 2017, the U.S. Supreme Court denied the petition for a writ of certiorari challenging the decision of the U.S. Court of Appeals for the Second Circuit’s reversal of the order approving a settlement in the cases that had been consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO).

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

The PNC Financial Services Group, Inc. – Form 10-Q    73

District of Pennsylvania under the caption In re: Community Bank of Northern Virginia Lending Practices Litigation (No. 03-0425 (W.D. Pa.), MDL No. 1674).

In October 2011, the plaintiffs filed a joint consolidated amended class action complaint covering all of the class action lawsuits pending in this proceeding. The amended complaint named several defendants, including CBNV. As relevant to CBNV, the principal allegations in the amended complaint were that a group of persons and entities collectively characterized as the “Shumway/Bapst Organization” referred prospective second residential mortgage loan borrowers to CBNV, that CBNV charged these borrowers improper title and loan fees at loan closings, that the disclosures provided to the borrowers at loan closings were inaccurate, and that CBNV paid some of the loan fees to the Shumway/Bapst Organization as purported “kickbacks” for the referrals. The amended complaint asserted claims for violations of the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), as amended by the Home Ownership and Equity Protection Act (HOEPA), and the Racketeer Influenced and Corrupt Organizations Act (RICO).

The amended complaint sought to certify a class of all borrowers who obtained a second residential non-purchase money mortgage loan, secured by their principal dwelling, including from CBNV, the terms of which made the loan subject to HOEPA. The plaintiffs sought, among other things, unspecified damages (including treble damages under RICO and RESPA), rescission of loans, declaratory and injunctive relief, interest and attorneys’ fees. In November 2011, the defendants filed a motion to dismiss the amended complaint. In June 2013, the court granted in part and denied in part the motion, dismissing the claims of any plaintiff whose loan did not originate with or was not assigned to CBNV, narrowing the scope of the RESPA claim, and dismissing several of the named plaintiffs for lack of standing. Also in June 2013, the plaintiffs filed a motion for class certification, which was granted in July 2013. In July 2015, the U.S. Court of Appeals for the Third Circuit affirmed the grant of class certification by the district court. In November 2015, we filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of the decision of the court of appeals, which was denied in February 2016. We filed motions with the district court for decertification and summary judgment in April 2016.

In August 2016, we reached a settlement with the plaintiffs. In December 2016, the court granted final approval of the settlement. Under this settlement, the matter was submitted to binding arbitration in February 2017 before a panel of three arbitrators, who were to determine whether we would pay the plaintiff class either an amount (inclusive of class counsel fees and expenses) we proposed ($24 million) or an amount proposed by the plaintiffs ($70 million), with no discretion to choose any other amount. The arbitrators reached a unanimous decision in March 2017 deciding in favor of our position and awarding the plaintiffs a total of $24 million.

Captive Mortgage Reinsurance Litigation

In March 2017, in the lawsuit currently pending against PNC (as successor in interest to National City Corporation and several of its subsidiaries) in the U.S. District Court for the Eastern District of Pennsylvania under the caption White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928), the district court certified the issue as to whether the plaintiffs’ claim under RESPA is not barred by the statute of limitations under the “continuing violations doctrine” for interlocutory appeal to the U.S. Court of Appeals for the Third Circuit and stayed the action. Also in March 2017, the court of appeals declined to accept the appeal, and as a result proceedings will resume in the district court.

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

74    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 13 COMMITMENTS

In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of March 31, 2017 and December 31, 2016, respectively.

Table 68: Commitments to Extend Credit and Other Commitments

In millions	March 31 2017	December 31 2016
Commitments to extend credit
Total commercial lending	$106,308	$108,256
Home equity lines of credit	17,719	17,438
Credit card	22,807	22,095
Other	4,431	4,192
Total commitments to extend credit	151,265	151,981
Net outstanding standby letters of credit (a)	8,558	8,324
Reinsurance agreements (b)	1,766	1,835
Standby bond purchase agreements (c)	788	790
Other commitments (d)	1,073	967
Total commitments to extend credit and other commitments	$163,450	$163,897
(a)	Net outstanding standby letters of credit include $3.9 billion at both March 31, 2017 and December 31, 2016, which support remarketing programs.
(b)	Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts and reflects estimates based on availability of financial information from insurance carriers. As of March 31, 2017 and December 31, 2016, the aggregate maximum exposure amount comprised $1.5 billion for accidental death & dismemberment contracts and $.3 billion for credit life, accident & health contracts.
(c)	We enter into standby bond purchase agreements to support municipal bond obligations.
(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both March 31, 2017 and December 31, 2016.

Commitments to Extend Credit

Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee and contain termination clauses in the event the customer’s credit quality deteriorates.

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 91% and 94% of our net outstanding standby letters of credit were rated as Pass as of March 31, 2017 and December 31, 2016, respectively, with the remainder rated as Below Pass. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Below Pass indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2017 had terms ranging from less than 1 year to 8 years.

As of March 31, 2017, assets of $1.2 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at March 31, 2017 and is included in Other liabilities on our Consolidated Balance Sheet.

NOTE 14 SEGMENT REPORTING

Effective for the first quarter of 2017, as a result of changes to how we manage our businesses, we realigned our segments and, accordingly, have changed the basis of presentation of our segments, resulting in four reportable business segments:

•	Retail Banking
•	Corporate & Institutional Banking
•	Asset Management Group
•	BlackRock

Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors. Effective for the first quarter of 2017, we made certain adjustments to our internal funds transfer pricing methodology primarily relating to weighted average lives of certain

The PNC Financial Services Group, Inc. – Form 10-Q    75

non-maturity deposits based on our recent historical experience. These changes in methodology affected business segment results, primarily adversely impacting net interest income for Corporate & Institutional Banking and Retail Banking, offset by increased net interest income in the “Other” category.

The prior period presented was revised to conform to the new segment alignment and to our change in internal funds transfer pricing methodology.

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

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as gains or losses related to BlackRock transactions, integration costs, asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities and certain trading activities, exited businesses, certain non-strategic runoff consumer loan portfolios, private equity investments, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. Additionally, we have aggregated the results for corporate support functions within “Other” for financial reporting purposes.

Our allocation of the costs incurred by shared support areas not directly aligned with the businesses is primarily based on the use of services.

A portion of capital is intended to cover unexpected losses and is assigned to our business segments using our risk-based economic capital model, including consideration of the goodwill at those business segments, as well as the diversification of risk among the business segments, ultimately reflecting our portfolio risk adjusted capital allocation.

We have allocated the allowances for loan and lease losses and for unfunded loan commitments and letters of credit based on the loan exposures within each business segment’s portfolio. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower and economic conditions. Key reserve assumptions are periodically updated.

Business Segment Products and Services

Retail Banking provides deposit, lending, brokerage, investment management and cash management products and services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Florida, North Carolina, Kentucky, Washington, D.C., Delaware, Virginia, Georgia, Alabama, Missouri, Wisconsin and South Carolina. Deposit products include checking, savings and money market accounts and certificates of deposit. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards, education loans and personal loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to government agency and/or third-party standards, and either sold, servicing retained, or held on our balance sheet. Our mortgage servicing operation performs all functions related to servicing residential mortgage loans for investors and for loans we own. Brokerage, investment management and cash management products and services include managed accounts, education accounts, retirement accounts and trust and estate services.

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

76    The PNC Financial Services Group, Inc. – Form 10-Q

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

Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At March 31, 2017, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $89 million and $83 million during the first three months of 2017 and 2016, respectively.

Table 69: Results of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2017
Income Statement
Net interest income	$1,120	$802	$71		$167	$2,160
Noninterest income	603	524	218	$186	193	1,724
Total revenue	1,723	1,326	289	186	360	3,884
Provision for credit losses (benefit)	71	25	(2)		(6)	88
Depreciation and amortization	42	36	11		125	214
Other noninterest expense	1,273	548	206		161	2,188
Income before income taxes and noncontrolling interests	337	717	74	186	80	1,394
Income taxes (benefit)	124	233	27	41	(105)	320
Net income	$213	$484	$47	$145	$185	$1,074
Average Assets (b)	$87,109	$142,592	$7,476	$6,983	$122,256	$366,416
2016
Income Statement
Net interest income	$1,121	$785	$77		$115	$2,098
Noninterest income	633	441	203	$141	149	1,567
Total revenue	1,754	1,226	280	141	264	3,665
Provision for credit losses (benefit)	72	102	(3)		(19)	152
Depreciation and amortization	44	36	11		111	202
Other noninterest expense	1,255	497	195		132	2,079
Income before income taxes and noncontrolling interests	383	591	77	141	40	1,232
Income taxes (benefit)	140	193	28	27	(99)	289
Net income	$243	$398	$49	$114	$139	$943
Average Assets (b)	$86,213	$137,270	$7,887	$6,775	$117,768	$355,913
(a)	There were no material intersegment revenues for the three months ended March 31, 2017 and 2016.
(b)	Period-end balances for BlackRock.

The PNC Financial Services Group, Inc. – Form 10-Q    77

STATISTICAL INFORMATION (UNAUDITED)

The PNC Financial Services Group, Inc.

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	First Quarter 2017			Fourth Quarter 2016
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$26,385	$169	2.57%	$26,374	$151	2.30%
Non-agency	3,127	44	5.59%	3,303	42	5.18%
Commercial mortgage-backed	5,919	35	2.35%	6,283	36	2.25%
Asset-backed	5,992	37	2.50%	5,977	36	2.39%
U.S. Treasury and government agencies	13,101	54	1.66%	12,805	46	1.41%
Other	5,293	39	2.93%	5,237	39	2.97%
Total securities available for sale	59,817	378	2.53%	59,979	350	2.33%
Securities held to maturity
Residential mortgage-backed	11,852	83	2.79%	11,465	72	2.52%
Commercial mortgage-backed	1,458	13	3.50%	1,532	15	4.12%
Asset-backed	556	3	2.21%	585	4	2.29%
U.S. Treasury and government agencies	529	4	3.07%	444	4	3.25%
Other	2,041	27	5.34%	2,030	27	5.35%
Total securities held to maturity	16,436	130	3.16%	16,056	122	3.04%
Total investment securities	76,253	508	2.67%	76,035	472	2.48%
Loans
Commercial	103,084	835	3.24%	101,880	810	3.11%
Commercial real estate	29,178	239	3.27%	29,247	247	3.30%
Equipment lease financing	7,497	63	3.34%	7,398	62	3.33%
Consumer	56,843	626	4.47%	57,164	624	4.35%
Residential real estate	15,651	178	4.55%	15,193	176	4.64%
Total loans	212,253	1,941	3.67%	210,882	1,919	3.59%
Interest-earning deposits with banks	24,192	49	.81%	25,245	36	.56%
Other interest-earning assets	8,395	74	3.54%	7,983	76	3.80%
Total interest-earning assets/interest income	321,093	2,572	3.22%	320,145	2,503	3.09%
Noninterest-earning assets	45,323			46,041
Total assets	$366,416			$366,186
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$63,921	$36	.23%	$67,271	$35	.21%
Demand	56,797	14	.10%	55,223	11	.08%
Savings	39,095	41	.42%	35,224	37	.42%
Time deposits	17,058	29	.69%	18,409	31	.66%
Total interest-bearing deposits	176,871	120	.28%	176,127	114	.26%
Borrowed funds
Federal Home Loan Bank borrowings	20,416	56	1.09%	17,465	45	1.01%
Bank notes and senior debt	22,992	107	1.85%	21,653	86	1.55%
Subordinated debt	7,102	62	3.49%	8,287	63	3.05%
Other	4,432	15	1.36%	4,127	15	1.41%
Total borrowed funds	54,942	240	1.74%	51,532	209	1.60%
Total interest-bearing liabilities/interest expense	231,813	360	.62%	227,659	323	.56%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	78,050			80,925
Accrued expenses and other liabilities	10,081			10,828
Equity	46,472			46,774
Total liabilities and equity	$366,416			$366,186
Interest rate spread			2.60%			2.53%
Impact of noninterest-bearing sources			.17			.16
Net interest income/margin		$2,212	2.77%		$2,180	2.69%

(a)	Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other noninterest-earning assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities.

78    The PNC Financial Services Group, Inc. – Form 10-Q

Third Quarter 2016			Second Quarter 2016			First Quarter 2016
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$25,825	$154	2.39%	$24,856	$153	2.46%	$24,696	$159	2.57%
3,490	45	5.06%	3,728	44	4.79%	3,936	44	4.45%
6,276	39	2.47%	6,335	46	2.94%	6,586	46	2.79%
5,823	33	2.31%	5,672	33	2.32%	5,486	30	2.19%
9,929	33	1.33%	9,673	37	1.50%	9,936	39	1.55%
5,166	39	2.99%	5,004	38	3.02%	4,847	36	2.99%
56,509	343	2.42%	55,268	351	2.54%	55,487	354	2.55%

10,521	71	2.71%	10,215	72	2.81%	9,906	75	3.02%
1,666	15	3.51%	1,755	16	3.61%	1,821	16	3.53%
702	3	1.99%	708	4	1.91%	715	3	1.84%
264	2	3.81%	262	3	3.79%	259	2	3.80%
1,983	33	6.58%	1,986	26	5.40%	2,081	28	5.35%
15,136	124	3.29%	14,926	121	3.22%	14,782	124	3.37%
71,645	467	2.60%	70,194	472	2.68%	70,269	478	2.72%

100,320	781	3.05%	99,991	779	3.08%	99,068	771	3.08%
29,034	240	3.23%	28,659	229	3.16%	27,967	248	3.51%
7,463	76	4.06%	7,570	65	3.44%	7,420	63	3.40%
57,163	621	4.32%	57,467	610	4.28%	58,212	621	4.29%
14,870	171	4.60%	14,643	177	4.84%	14,517	172	4.74%
208,850	1,889	3.57%	208,330	1,860	3.56%	207,184	1,875	3.60%
28,063	35	.50%	26,463	33	.51%	25,533	32	.50%
8,174	66	3.23%	7,449	67	3.59%	7,764	70	3.62%
316,732	2,457	3.07%	312,436	2,432	3.10%	310,750	2,455	3.15%
47,138			46,554			45,163
$363,870			$358,990			$355,913

$70,076	$34	.19%	$72,442	$35	.20%	$76,392	$42	.22%
53,428	10	.08%	52,218	10	.08%	49,770	9	.07%
31,791	32	.40%	28,131	27	.39%	23,343	23	.39%
18,910	31	.66%	19,056	32	.66%	19,318	31	.65%
174,205	107	.25%	171,847	104	.24%	168,823	105	.25%

17,524	38	.86%	18,716	38	.80%	19,855	34	.68%
22,896	87	1.50%	22,375	92	1.62%	20,690	87	1.66%
8,356	65	3.06%	8,336	68	3.26%	8,317	68	3.29%
4,205	16	1.41%	4,206	14	1.39%	4,764	15	1.24%
52,981	206	1.53%	53,633	212	1.57%	53,626	204	1.51%
227,186	313	.54%	225,480	316	.56%	222,449	309	.55%

78,303			75,775			77,306
11,855			11,390			10,255
46,526			46,345			45,903
$363,870			$358,990			$355,913
		2.53%			2.54%			2.60%
		.15			.16			.15
	$2,144	2.68%		$2,116	2.70%		$2,146	2.75%

(b)	Loan fees for the three months ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016 were $24 million, $31 million, $46 million, $34 million and $26 million, respectively.
(c)	Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. The taxable-equivalent adjustments to interest income for the three months ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016 were $52 million, $50 million, $49 million, $48 million and $48 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    79

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Three months ended March 31
In millions	2017	2016
Net interest income (GAAP)	$2,160	$2,098
Taxable-equivalent adjustments	52	48
Net interest income (Non-GAAP)	$2,212	$2,146
(a)	The interest income earned on certain earning assets is completely or partially exempt from federal income tax. To provide more meaningful comparisons of net interest income, we use interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP.

TRANSITIONAL BASEL III AND PRO FORMA FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIOS (NON-GAAP) – 2016 PERIODS

	2016 Transitional Basel III (a)		Pro forma Fully Phased-In Basel III (Non-GAAP) (estimated) (b) (c)
Dollars in millions	December 31 2016	March 31 2016	December 31 2016	March 31 2016
Common stock, related surplus and retained earnings, net of treasury stock	$41,987	$41,145	$41,987	$41,145
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(8,974)	(9,023)	(9,073)	(9,148)
Basel III total threshold deductions	(762)	(678)	(1,469)	(1,139)
Accumulated other comprehensive income (d)	(238)	60	(396)	101
All other adjustments	(214)	(139)	(221)	(148)

Basel III Common equity Tier 1 capital	$31,799	$31,365	$30,828	$30,811
Basel III standardized approach risk-weighted assets (e)	$300,533	$295,555	$308,517	$303,805
Basel III advanced approaches risk-weighted assets (f)	N/A	N/A	$277,896	$283,297
Basel III Common equity Tier 1 capital ratio	10.6%	10.6%	10.0%	10.1%
Risk weight and associated rules utilized	Standardized (with 2016 transition adjustments)		Standardized
(a)	Calculated using the regulatory capital methodology applicable to us during 2016.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios, to assess its capital position (without the benefit of phase-ins), as these ratios represent the regulatory capital standards that will ultimately be applicable to PNC under the final Basel III rules.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of PNC’s models that are integral to the calculation of advanced approaches risk-weighted assets as PNC moves through the parallel run process.
(d)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(e)	Basel III standardized approach risk-weighted assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(f)	Basel III advanced approaches risk-weighted assets are based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets. During the parallel run qualification phase PNC has refined the data, models and internal processes used as part of the advanced approaches for determining risk-weighted assets. We anticipate additional refinements may result in increases or decreases to this estimate through the parallel run qualification phase.

80    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes in our risk factors from those previously disclosed in PNC’s 2016 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the first quarter of 2017 are included in the following table:

In thousands, except per share data 2017 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 –31	1,588	$117.81	1,578	57,692
February 1 – 28	1,918	$124.97	1,341	56,351
March 1 – 31	2,170	$123.12	2,100	54,251

Total	5,676	$122.26
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans generally related to shares used to cover employee payroll tax withholding requirements. Note 11 Employee Benefit Plans and Note 12 Stock Based Compensation Plans in the Notes to Consolidated Financial Statements in the Notes to Consolidated Financial Statements of our 2016 Annual Report on Form 10-K include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)	On March 11, 2015, we announced that our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2016, we announced share repurchase programs of up to $2.0 billion for the four quarter period beginning with the third quarter of 2016, including repurchases of up to $200 million related to employee benefit plans. In January 2017, we announced a $300 million increase in our share repurchase programs for this period. In first quarter of 2017, we repurchased .5 million shares of common stock on the open market, with an average price of $121.92 and an aggregate repurchase price of $.6 billion. See the Liquidity and Capital Management portion of the Risk Management section in the Financial Review portion of this Report for more information on the share repurchase programs under the share repurchase authorization for the period July 1, 2016 through June 30, 2017 included in the 2016 capital plan accepted by the Federal Reserve.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.55	The Corporation’s Executive Incentive Award Plan (formerly The 1996 Executive Incentive Award Plan), as amended and restated effective as of January 1, 2017

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

The PNC Financial Services Group, Inc. – Form 10-Q    81

CORPORATE INFORMATION

The PNC Financial Services Group, Inc.

Corporate Headquarters

The PNC Financial Services Group, Inc.

The Tower at PNC Plaza

300 Fifth Avenue

Pittsburgh, Pennsylvania 15222-2401

888-762-2265

Stock Listing

The common stock of The PNC Financial Services Group, Inc. is listed on the New York Stock Exchange under the symbol “PNC”.

Internet Information

Our financial reports and information about our products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About Us – Investor Relations.” We use our Twitter account, @pncnews, as an additional way of disseminating to the public information that may be relevant to investors.

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

We are required periodically to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory and PNC-developed hypothetical severely adverse economic scenarios, as well as information concerning our capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. We are also required to make certain additional regulatory capital-related public disclosures about our capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Under these regulations, we may satisfy these requirements through postings on our website, and we have done so and expect to continue to do so without also providing disclosure of this information through filings with the SEC.

Other information posted on our corporate website that may not be available in our filings with the SEC includes information relating to our corporate governance and communications from our chairman to shareholders, as well as our corporate social responsibility activities under “About Us – Corporate Responsibility.”

Where we have included web addresses in this Report, such as our web address and the web address of the SEC, we have included those web addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.

Financial Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act) and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC File Number is 001-09718. You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s internet website at www.sec.gov or on our corporate internet website at www.pnc.com/secfilings. Shareholders and bond holders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits, and by contacting Shareholder Relations at 800-843-2206 or via email at investor.relations@pnc.com for copies of exhibits, including financial statement and schedule exhibits where applicable. The interactive data file (XBRL) exhibit is only available electronically.

Corporate Governance at PNC

Information about our Board of Directors and its committees and corporate governance at PNC is available on our corporate website at www.pnc.com/corporategovernance. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) will be posted at this internet address.

82    The PNC Financial Services Group, Inc. – Form 10-Q

Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, Personnel and Compensation, or Risk Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to our Corporate Secretary at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

Inquiries

For financial services call 888-PNC-2265.

Registered shareholders should contact Shareholder Services at 800-982-7652.

Analysts and institutional investors should contact Bryan Gill, Executive Vice President, Director of Investor Relations, at 412-768-4143 or via email at investor.relations@pnc.com.

News media representatives should contact Marcey Zwiebel, Vice President, Corporate Communications, at 412-762-4550 or via email at corporate.communications@pnc.com.

Common Stock Prices/Dividends Declared

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for our common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared (a)
2017 Quarter
First	$131.83	$113.66	$120.24	$.55
2016 Quarter
First	$94.26	$77.67	$84.57	$.51
Second	$90.85	$77.40	$81.39	.51
Third	$91.39	$77.86	$90.09	.55
Fourth	$118.57	$87.34	$116.96	.55
Total				$2.12
(a)	Our Board approved a second quarter 2017 cash dividend of $.55 per common share, which is payable on May 5, 2017.

Dividend Policy

Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of

Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process as described in the Capital Management portion of the Risk Management section of the Financial Review of this Report and in the Supervision and Regulation section in Item 1 of our 2016 Form 10-K.

Dividend Reinvestment and Stock Purchase Plan

The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of our common stock to conveniently purchase additional shares of common stock. You can obtain a prospectus and enrollment form by contacting Shareholder Services at 800-982-7652. Registered shareholders may also contact this phone number regarding dividends and other shareholder services.

Stock Transfer Agent and Registrar

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 3, 2017 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    83