Form 10-Q
period 2017-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2017-08-02
CIK 713676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 21, 2017, there were 479,206,546 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2017 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2017 Form 10-Q (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.

Cross-Reference Index to Second Quarter 2017 Form 10-Q (continued)

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

Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Financial Results (a)
Revenue
Net interest income	$2,258	$2,068	$4,418	$4,166
Noninterest income	1,802	1,726	3,526	3,293
Total revenue	4,060	3,794	7,944	7,459
Provision for credit losses	98	127	186	279
Noninterest expense	2,479	2,360	4,881	4,641
Income before income taxes and noncontrolling interests	$1,483	$1,307	$2,877	$2,539
Net income	$1,097	$989	$2,171	$1,932
Less:
Net income attributable to noncontrolling interests	10	23	27	42
Preferred stock dividends	55	42	118	105
Preferred stock discount accretion and redemptions	2	1	23	3
Net income attributable to common shareholders	$1,030	$923	$2,003	$1,782
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	4	6	10	12
Impact of BlackRock earnings per share dilution	1	3	5	6
Net income attributable to diluted common shares	$1,025	$914	$1,988	$1,764
Diluted earnings per common share	$2.10	$1.82	$4.05	$3.49
Cash dividends declared per common share	$.55	$.51	$1.10	$1.02
Effective tax rate (b)	26.0%	24.3%	24.5%	23.9%
Performance Ratios
Net interest margin (c)	2.84%	2.70%	2.81%	2.73%
Noninterest income to total revenue	44%	45%	44%	44%
Efficiency	61%	62%	61%	62%
Return on:
Average common shareholders’ equity	9.88%	8.87%	9.69%	8.66%
Average assets	1.19%	1.11%	1.19%	1.09%
(a)	The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.
(b)	The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.
(c)	Calculated as annualized taxable-equivalent net interest income divided by average earning assets. To provide more meaningful comparisons of net interest margins, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended June 30, 2017 and June 30, 2016 were $54 million and $48 million, respectively. The taxable-equivalent adjustments to net interest income for the six months ended June 30, 2017 and June 30, 2016 were $106 million and $96 million, respectively. For additional information, see Statistical Information (Unaudited) section in Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	June 30 2017	December 31 2016	June 30 2016
Balance Sheet Data (dollars in millions, except per share data)
Assets	$372,190	$366,380	$361,335
Loans	$218,034	$210,833	$209,056
Allowance for loan and lease losses	$2,561	$2,589	$2,685
Interest-earning deposits with banks (b)	$22,482	$25,711	$26,750
Investment securities	$76,431	$75,947	$71,801
Loans held for sale	$2,030	$2,504	$2,296
Equity investments (c)	$10,819	$10,728	$10,469
Mortgage servicing rights	$1,867	$1,758	$1,222
Goodwill	$9,163	$9,103	$9,103
Other assets	$28,886	$27,506	$29,127

Noninterest-bearing deposits	$79,550	$80,230	$77,866
Interest-bearing deposits	$179,626	$176,934	$171,912
Total deposits	$259,176	$257,164	$249,778
Borrowed funds	$56,406	$52,706	$54,571
Total shareholders’ equity	$46,084	$45,699	$45,558
Common shareholders’ equity	$42,103	$41,723	$42,103
Accumulated other comprehensive income (loss)	$(98)	$(265)	$736

Book value per common share	$87.78	$85.94	$85.33
Common shares outstanding (in millions)	480	485	493
Loans to deposits	84%	82%	84%

Client Assets (in billions)
Discretionary client assets under management	$141	$137	$135
Nondiscretionary client assets under administration	125	120	117
Total client assets under administration (d)	266	257	252
Brokerage account client assets	46	44	44
Total client assets	$312	$301	$296

Capital Ratios
Transitional Basel III (e) (f)
Common equity Tier 1	10.3%	10.6%	10.6%
Tier 1 risk-based	11.6%	12.0%	11.9%
Total capital risk-based	13.7%	14.3%	14.3%
Leverage	9.9%	10.1%	10.2%
Pro forma Fully Phased-In Basel III (Non-GAAP) (f)
Common equity Tier 1	9.8%	10.0%	10.2%
Common shareholders’ equity to assets	11.3%	11.4%	11.7%

Asset Quality
Nonperforming loans to total loans	.90%	1.02%	1.08%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.99%	1.12%	1.20%
Nonperforming assets to total assets	.58%	.65%	.70%
Net charge-offs to average loans (for the three months ended) (annualized)	.20%	.20%	.26%
Allowance for loan and lease losses to total loans	1.17%	1.23%	1.28%
Allowance for loan and lease losses to total nonperforming loans	131%	121%	119%
Accruing loans past due 90 days or more (in millions)	$674	$782	$754
(a)	The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.
(b)	Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $22.1 billion, $25.1 billion and $26.3 billion as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively.
(c)	Amounts include our equity interest in BlackRock.
(d)	As a result of certain investment advisory services performed by one of our registered investment advisors, certain assets were previously reported as both discretionary client assets under management and nondiscretionary client assets under administration. Effective for the first quarter of 2017, these amounts are only reported as discretionary assets under management. Prior periods were adjusted to remove amounts previously included in nondiscretionary assets under administration of approximately $9 billion at both December 31, 2016 and June 30, 2016.
(e)	Calculated using the regulatory capital methodology applicable to PNC during each period presented.
(f)	See Basel III Capital discussion in the Capital Management portion of the Risk Management section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business in our 2016 Form 10-K. See also the Transitional Basel III and Pro forma Fully Phased-In Basel III Common Equity Tier 1 Capital Ratios (Non-GAAP) – 2016 Periods table in the Statistical Information section of this Report for a reconciliation of the 2016 periods’ ratios.

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

Income Statement Highlights

Net income for the second quarter of 2017 was $1.1 billion, or $2.10 per diluted common share, an increase of 11%, compared to $1.0 billion, or $1.82 per diluted common share, for the second quarter of 2016.

•	Total revenue increased $266 million, or 7%, to $4.1 billion.
•	Net interest income increased $190 million, or 9%, to $2.3 billion.
•	Net interest margin increased to 2.84% compared to 2.70% for the second quarter of 2016.
•	Noninterest income increased $76 million, or 4%, to $1.8 billion.
•	Provision for credit losses decreased to $98 million compared to $127 million for the second quarter of 2016.
•	Noninterest expense increased $119 million, or 5%, to $2.5 billion, reflecting overall higher levels of business activity.

For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

Balance Sheet Highlights

Our balance sheet was strong and well positioned at June 30, 2017 and December 31, 2016.

•	Total loans increased $7.2 billion, or 3%, to $218.0 billion.
•	Total commercial lending grew $7.8 billion, or 6%.
•	Total consumer lending decreased $.6 billion, or 1%.
•	Total deposits increased $2.0 billion, or 1%, to $259.2 billion.
•	Investment securities increased $.5 billion, or 1%, to $76.4 billion.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q    3

Credit Quality Highlights

Overall credit quality remained stable at June 30, 2017 compared to December 31, 2016.

•	Nonperforming assets decreased $221 million, or 9%, to $2.2 billion at June 30, 2017 compared with December 31, 2016.
•	Overall loan delinquencies decreased $250 million, or 16%, as of June 30, 2017 compared with December 31, 2016.
•	Net charge-offs of $110 million in the second quarter of 2017 decreased 18% compared to net charge-offs of $134 million for the second quarter of 2016.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights

We maintained a strong capital position and continued to return capital to shareholders.

•	The Transitional Basel III common equity Tier 1 capital ratio was 10.3% at June 30, 2017 compared to 10.6% at December 31, 2016.
•

Pro forma fully phased-in Basel III common equity Tier 1 capital ratio, a non-GAAP financial measure, was an estimated 9.8% at June 30, 2017 compared to 10.0% at December 31, 2016 based on the standardized approach rules.

•

In the second quarter of 2017, we returned $1.0 billion of capital to shareholders through repurchases of 5.7 million common shares for $.7 billion and dividends on common shares of $.3 billion, completing our common stock repurchase program for the four quarter period ending in the second quarter of 2017.

•

In June 2017, we announced share repurchase programs of up to $2.7 billion for the four-quarter period beginning in the third quarter of 2017, including repurchases of up to $.3 billion related to employee benefit plans.

•	In July 2017, our board of directors raised the quarterly cash dividend on common stock to 75 cents per share, an increase of 20 cents per share, or 36%, effective with the August 2017 dividend.

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

Business Outlook

Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our current view that the U.S. economy and the labor market will grow moderately in 2017, boosted by stable oil/energy prices, improving consumer spending and housing activity, and some federal fiscal policy stimulus as a result of the 2016 elections. Short-term interest rates and bond yields are expected to continue rising in 2017; inflation has slowed in the first half of 2017, but should gradually accelerate into 2018. Specifically, our business outlook reflects our expectation of continued steady growth in GDP, one 25 basis point increase in short-term interest rates by the Federal Reserve in December of 2017, and an announcement from the Federal Reserve that it will begin to reduce the size of its balance sheet in the fall of 2017. We are also assuming that long-term rates rise at a slower pace than short-term rates. See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2016 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

For the full year 2017 compared to full year 2016, we continue to expect:

•	Loans to increase by mid-single digits, on a percentage basis;
•	Revenue growth in the upper end of the mid-single digit range, on a percentage basis;
•	Noninterest expense to increase by low single digits, on a percentage basis; and
•	The effective tax rate to be between 25% and 26% absent the impact of any tax reform.

For each remaining quarter of 2017, we expect other noninterest income to be between $250 million and $300 million.

For the third quarter of 2017 compared to the second quarter of 2017, we expect:

•	Modest loan growth;
•	Net interest income to increase by low single digits, on a percentage basis;
•	Fee income to be stable. Fee income consists of asset management, consumer services, corporate services, residential mortgage and service charges on deposits;
•	Provision for credit losses to be between $75 million and $125 million; and
•	Noninterest expense to be stable.

4    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the second quarter of 2017 was $1.1 billion, or $2.10 per diluted common share, an increase of 11% compared to $1.0 billion, or $1.82 per diluted common share, for the second quarter of 2016. For the first six months of 2017, net income was $2.2 billion, or $4.05 per diluted common share, an increase of 12% compared to $1.9 billion, or $3.49 per diluted common share, for the first six months of 2016.

Net income increased in both comparisons driven by a 7% increase in revenue from higher net interest income and noninterest income and a lower provision for credit losses, partially offset by a 5% increase in noninterest expense.

Net Interest Income

Table 2: Summarized Average Balances and Net Interest Income (a)

	2017			2016
Three months ended June 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$75,352	2.71%	$511	$70,194	2.68%	$472
Loans	216,373	3.82%	2,077	208,330	3.56%	1,860
Interest-earning deposits with banks	22,543	1.04%	58	26,463	.51%	33
Other	9,748	3.38%	82	7,449	3.59%	67
Total interest-earning assets/interest income	$324,016	3.35%	2,728	$312,436	3.10%	2,432
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$179,012	.32%	143	$171,847	.24%	104
Borrowed funds	57,524	1.89%	273	53,633	1.57%	212
Total interest-bearing liabilities/interest expense	$236,536	.70%	416	$225,480	.56%	316
Net interest margin/income (Non-GAAP)		2.84%	2,312		2.70%	2,116
Taxable-equivalent adjustments			(54)			(48)
Net interest income (GAAP)			$2,258			$2,068

	2017			2016
Six months ended June 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$75,800	2.69%	$1,019	$70,232	2.70%	$950
Loans	214,324	3.75%	4,018	207,757	3.58%	3,735
Interest-earning deposits with banks	23,363	.92%	107	25,998	.50%	65
Other	9,076	3.46%	156	7,606	3.61%	137
Total interest-earning assets/interest income	$322,563	3.29%	5,300	$311,593	3.13%	4,887
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$177,947	.30%	263	$170,335	.25%	209
Borrowed funds	56,241	1.82%	513	53,629	1.54%	416
Total interest-bearing liabilities/interest expense	$234,188	.66%	776	$223,964	.56%	625
Net interest margin/income (Non-GAAP)		2.81%	4,524		2.73%	4,262
Taxable-equivalent adjustments			(106)			(96)
Net interest income (GAAP)			$4,418			$4,166
(a)	Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement.

The PNC Financial Services Group, Inc. – Form 10-Q    5

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

Net interest income increased by $190 million, or 9%, and $252 million, or 6%, for the second quarter and first six months of 2017, respectively, compared to the same periods in 2016. The increase in both comparisons was attributable to higher loan yields and loan growth, as well as increased securities balances, partially offset by an increase in borrowing and deposit costs. Net interest margin increased in both comparisons largely reflecting the benefit from higher interest rates in the 2017 periods.

Average investment securities increased $5.2 billion, or 7%, and $5.6 billion, or 8%, in the quarterly and year-to-date comparisons, respectively. The increase in both comparisons reflected net purchases of agency residential mortgage-backed securities and U.S Treasury securities, partially offset by declines in average commercial mortgage-backed securities and non-agency residential mortgage-backed securities. Total investment securities increased to 23% of average interest-earning assets compared to 22% in the quarterly comparison and was 23% in both of the year-to-date periods.

Average loans grew $8.0 billion, or 4%, and $6.6 billion, or 3%, in the quarterly and year-to-date comparisons, respectively. The increase in average loans in both comparisons was driven by broad growth across our businesses within our Corporate & Institutional Banking segment, as well as higher residential mortgage loans within our Retail Banking segment. Both comparisons also reflected the impact of our acquisition of a commercial and vendor finance business with $1.0 billion of loans and leases. These increases were partially offset by decreases in consumer loans driven by runoff in the non-strategic consumer loan portfolios of brokered home equity and government guaranteed education loans. Loans remained stable at 67% of average interest-earning assets in the quarterly comparison and 66% for the first six months of 2017 compared to 67% for the same period in 2016.

Average total deposits of $256.4 billion for the second quarter of 2017 grew $8.8 billion, or 4%, over the second quarter of 2016, and average year-to-date deposits grew $8.8 billion, or 4%, over the same period of 2016, largely due to growth in average interest-bearing deposits, which increased $7.2 billion and $7.6 billion in both comparisons. This growth was driven by higher average savings deposits, which reflected a shift from money market deposits to relationship-based savings products, as well as higher average interest-bearing demand deposits. Average interest-bearing deposits represented 76% of average interest-bearing liabilities in both the quarterly and year-to-date comparison.

Noninterest Income

Table 3: Noninterest Income

	Three months ended June 30				Six months ended June 30
			Change				Change
Dollars in millions	2017	2016	$	%	2017	2016	$	%
Noninterest income
Asset management	$398	$377	$21	6%	$801	$718	$83	12%
Consumer services	360	354	6	2%	692	691	1	–
Corporate services	434	403	31	8%	827	728	99	14%
Residential mortgage	104	165	(61)	(37)%	217	265	(48)	(18)%
Service charges on deposits	170	163	7	4%	331	321	10	3%
Other	336	264	72	27%	658	570	88	15%
Total noninterest income	$1,802	$1,726	$76	4%	$3,526	$3,293	$233	7%

Noninterest income as a percentage of total revenue was 44% for the second quarter of 2017 compared to 45% for the same period in 2016. The comparable amounts for the year-to-date periods were both 44%.

Asset management revenue increased in both comparisons driven by higher earnings from BlackRock and the impact of higher average equity markets in our asset management business. Discretionary client assets under management increased to $141 billion at June 30, 2017 compared with $135 billion at June 30, 2016.

Corporate services revenue increased in both comparisons largely reflecting higher merger and acquisition advisory fees and other capital markets-related revenue, including both higher loan syndication fees and treasury management fees.

Residential mortgage revenue decreased in both the quarterly and year-to-date comparisons as a result of lower loan sales revenue and a lower benefit from residential mortgage servicing rights valuation, net of economic hedge.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Other noninterest income increased in both comparisons largely driven by higher revenue from private equity investments reflecting positive impacts from valuation adjustments on equity investments subject to the Volcker Rule provisions of the Dodd-Frank Act and higher revenue from credit valuations on customer-related derivative activities. These increases were partially offset by the impact of 2016 net gains on the sale of Visa Class B common shares. The quarterly comparison also reflected higher revenue from commercial mortgage loans held for sale activities and higher operating lease income.

Provision For Credit Losses

The provision for credit losses decreased $29 million to $98 million in the second quarter of 2017 compared to the second quarter of 2016 and decreased $93 million to $186 million for the first six months of 2017 compared to the same period in 2016. The decrease in both periods was due to lower provisions for certain energy related loans in the oil, gas and coal sectors partially offset by an initial provision for a loan and lease portfolio obtained through the acquisition of a commercial and vendor finance business in the second quarter of 2017.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended June 30				Six months ended June 30
			Change				Change
Dollars in millions	2017	2016	$	%	2017	2016	$	%
Noninterest expense
Personnel	$1,263	$1,226	$37	3%	$2,512	$2,371	$141	6%
Occupancy	202	215	(13)	(6)%	424	436	(12)	(3)%
Equipment	281	240	41	17%	532	474	58	12%
Marketing	67	61	6	10%	122	115	7	6%
Other	666	618	48	8%	1,291	1,245	46	4%
Total noninterest expense	$2,479	$2,360	$119	5%	$4,881	$4,641	$240	5%

Higher noninterest expense in both the quarterly and year-to-date comparisons reflected overall higher levels of business activity and ongoing investments in technology and business infrastructure as PNC continued to focus on disciplined expense management.

As of June 30, 2017, we were on track to achieve our full-year 2017 goal of $350 million in cost savings through our continuous improvement program, which we expect will fund a significant portion of our 2017 business and technology investments, including our Retail branch strategy, enhanced digital capabilities and our home lending transformation.

Effective Income Tax Rate

The effective income tax rate was 26.0% in the second quarter of 2017 compared to 24.3% in the second quarter of 2016 and 24.5% in the first six months of 2017 compared to 23.9% in the same period of 2016. The increases in both comparisons were primarily related to higher pretax earnings, and in the year-to-date comparison, partially offset by the impact of higher tax deductions related to stock-based compensation in the first quarter of 2017.

The PNC Financial Services Group, Inc. – Form 10-Q    7

CONSOLIDATED BALANCE SHEET REVIEW

Table 5: Summarized Balance Sheet Data

	June 30 2017	December 31 2016	Change
Dollars in millions			$	%
Assets
Interest-earning deposits with banks	$22,482	$25,711	$(3,229)	(13)%
Loans held for sale	2,030	2,504	(474)	(19)%
Investment securities	76,431	75,947	484	1%
Loans	218,034	210,833	7,201	3%
Allowance for loan and lease losses	(2,561)	(2,589)	28	1%
Mortgage servicing rights	1,867	1,758	109	6%
Goodwill	9,163	9,103	60	1%
Other, net	44,744	43,113	1,631	4%
Total assets	$372,190	$366,380	$5,810	2%
Liabilities
Deposits	$259,176	$257,164	$2,012	1%
Borrowed funds	56,406	52,706	3,700	7%
Other	10,423	9,656	767	8%
Total liabilities	326,005	319,526	6,479	2%
Equity
Total shareholders’ equity	46,084	45,699	385	1%
Noncontrolling interests	101	1,155	(1,054)	(91)%
Total equity	46,185	46,854	(669)	(1)%
Total liabilities and equity	$372,190	$366,380	$5,810	2%

The summarized balance sheet data in Table 5 is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

Our balance sheet was strong and well positioned at both June 30, 2017 and December 31, 2016.

•	Total assets increased as loan growth was partially offset by lower deposits held with the Federal Reserve Bank;
•	Total liabilities increased due to higher borrowed funds and deposit growth;
•	Total equity decreased due to a decline in noncontrolling interests related to the redemption of Perpetual Trust Securities in the first quarter of 2017.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2016 Form 10-K.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Loans

Table 6: Details of Loans

	June 30 2017	December 31 2016	Change
Dollars in millions			$	%
Commercial lending
Commercial
Manufacturing	$20,533	$18,891	$1,642	9%
Retail/wholesale trade	18,101	16,752	1,349	8%
Service providers	15,111	14,707	404	3%
Real estate related (a)	12,179	11,920	259	2%
Health care	9,541	9,491	50	1%
Financial services	8,493	7,241	1,252	17%
Other industries	24,599	22,362	2,237	10%
Total commercial	108,557	101,364	7,193	7%
Commercial real estate	29,489	29,010	479	2%
Equipment lease financing	7,719	7,581	138	2%
Total commercial lending	145,765	137,955	7,810	6%
Consumer lending
Home equity	29,219	29,949	(730)	(2)%
Residential real estate	16,049	15,598	451	3%
Credit card	5,211	5,282	(71)	(1)%
Other consumer
Automobile	12,488	12,380	108	1%
Education	4,751	5,159	(408)	(8)%
Other	4,551	4,510	41	1%
Total consumer lending	72,269	72,878	(609)	(1)%
Total loans	$218,034	$210,833	$7,201	3%
(a)	Includes loans to customers in the real estate and construction industries.

Growth in commercial lending was broad based across our lending businesses and included the acquisition of a commercial and vendor finance business with $1.0 billion of loans and leases. Lower consumer lending was driven by declines in home equity and education loans, partially offset by higher residential real estate loans. The decreases in home equity and education reflected runoff in the non-strategic brokered home equity and government guaranteed education loan portfolios.

See the Credit Risk Management portion of the Risk Management section of this Financial Review and Note 1 Accounting Policies, Note 3 Asset Quality and Note 4 Allowances for Loan and Lease Losses in our Notes To Consolidated Financial Statements included in this Report for additional information regarding our loan portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    9

Investment Securities

Table 7: Investment Securities

	June 30, 2017		December 31, 2016		Ratings (a) As of June 30, 2017
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$13,570	$13,750	$13,627	$13,714	100%
Agency residential mortgage-backed	39,522	39,428	37,319	37,109	100
Non-agency residential mortgage-backed	3,004	3,254	3,382	3,564	11		4%	76%	9%
Agency commercial mortgage-backed	2,683	2,676	3,053	3,046	100
Non-agency commercial mortgage-backed (b)	3,768	3,798	4,590	4,602	86	3%	1	1	9
Asset-backed (c)	6,287	6,349	6,496	6,524	87	4	3	6
Other debt (d)	6,583	6,803	6,679	6,810	74	15	8		3
Corporate stock and other	491	489	603	601					100
Total investment securities (e)	$75,908	$76,547	$75,749	$75,970	92%	2%	1%	3%	2%
(a)	Ratings percentages allocated based on amortized cost.
(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.
(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.
(d)	Includes state and municipal securities.
(e)	Includes available for sale and held to maturity securities.

Investment securities increased $.5 billion at June 30, 2017 compared to December 31, 2016. Growth in investment securities was driven by net purchases of agency residential mortgage-backed securities, largely offset by declines in commercial mortgage-backed securities.

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

The duration of investment securities was 3.3 years at June 30, 2017. We estimate that at June 30, 2017 the effective duration of investment securities was 3.5 years for an immediate 50 basis points parallel increase in interest rates and 3.1 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding corporate stock and other) was 5.0 years at both June 30, 2017 and December 31, 2016.

Table 8: Weighted-Average Expected Maturities of Mortgage and Other Asset-Backed Debt Securities

June 30, 2017	Years
Agency residential mortgage-backed	5.2
Non-agency residential mortgage-backed	5.8
Agency commercial mortgage-backed	3.4
Non-agency commercial mortgage-backed	3.8
Asset-backed	2.5

Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Funding Sources

Table 9: Details of Funding Sources

Dollars in millions	June 30 2017	December 31 2016	Change
			$	%
Deposits
Money market	$103,727	$105,849	$(2,122)	(2)%
Demand	95,070	96,799	(1,729)	(2)%
Savings	42,975	36,956	6,019	16%
Time deposits	17,404	17,560	(156)	(1)%
Total deposits	259,176	257,164	2,012	1%
Borrowed funds
FHLB borrowings	19,039	17,549	1,490	8%
Bank notes and senior debt	26,054	22,972	3,082	13%
Subordinated debt	6,111	8,009	(1,898)	(24)%
Other	5,202	4,176	1,026	25%
Total borrowed funds	56,406	52,706	3,700	7%
Total funding sources	$315,582	$309,870	$5,712	2%

Growth in total deposits was driven by higher consumer savings deposits, partially offset by lower money market deposits and a seasonal decline in commercial demand deposits. The overall increase in savings deposits reflected in part a shift from money market deposits to relationship-based savings products.

The increase in total borrowed funds reflected net increases in bank notes and senior debt and FHLB borrowings, as new issuances outpaced maturities and calls. These increases were partially offset by subordinated debt maturities.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2017 capital and liquidity activities.

Shareholders’ Equity

Total shareholders’ equity as of June 30, 2017 increased $.4 billion compared to December 31, 2016. Increased retained earnings, driven by net income of $2.2 billion partially offset by $.7 billion of common and preferred dividends, was largely offset by common share repurchases of $1.3 billion.

Common shares outstanding were 480 million at June 30, 2017 and 485 million at December 31, 2016, as repurchases of 10.7 million shares during the period were partially offset by share issuances from treasury stock related to warrants exercised and stock-based compensation activity.

The PNC Financial Services Group, Inc. – Form 10-Q    11

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

12    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

(Unaudited)

Table 10: Retail Banking Table

Six months ended June 30 Dollars in millions, except as noted			Change
	2017	2016	$	%
Income Statement
Net interest income	$2,260	$2,255	$5	–
Noninterest income	1,248	1,358	(110)	(8)%
Total revenue	3,508	3,613	(105)	(3)%
Provision for credit losses	121	108	13	12%
Noninterest expense	2,685	2,604	81	3%
Pretax earnings	702	901	(199)	(22)%
Income taxes	259	330	(71)	(22)%
Earnings	$443	$571	$(128)	(22)%
Average Balance Sheet
Loans held for sale	$786	$828	$(42)	(5)%
Loans
Consumer
Home equity	$25,506	$26,526	$(1,020)	(4)%
Automobile	12,185	10,882	1,303	12%
Education	5,021	5,754	(733)	(13)%
Credit cards	5,129	4,755	374	8%
Other	1,757	1,807	(50)	(3)%
Total consumer	49,598	49,724	(126)	–
Commercial and commercial real estate	10,965	11,682	(717)	(6)%
Residential mortgage	11,804	10,376	1,428	14%
Total loans	$72,367	$71,782	$585	1%
Total assets	$88,559	$85,780	$2,779	3%
Deposits
Noninterest-bearing demand	$29,285	$27,573	$1,712	6%
Interest-bearing demand	41,059	38,333	2,726	7%
Money market	38,416	47,658	(9,242)	(19)%
Savings	36,851	23,954	12,897	54%
Certificates of deposit	13,518	15,169	(1,651)	(11)%
Total deposits	$159,129	$152,687	$6,442	4%
Performance Ratios
Return on average assets	1.01%	1.34%
Noninterest income to total revenue	36%	38%
Efficiency	77%	72%

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    13

(continued from previous page)

			Change
Dollars in millions, except as noted	2017	2016	$	%
Supplemental Noninterest Income Information
Consumer services	$527	$525	$2	–
Brokerage	$154	$149	$5	3%
Residential mortgage	$217	$265	$(48)	(18)%
Service charges on deposits	$317	$306	$11	4%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$131	$126	$5	4%
Serviced portfolio acquisitions	$16	$11	$5	45%
MSR asset value (b)	$1.2	$.8	$.4	50%
MSR capitalization value (in basis points) (b)	95	61	34	56%
Servicing income: (in millions)
Servicing fees, net (c)	$96	$105	$(9)	(9)%
Mortgage servicing rights valuation, net of economic hedge	$23	$27	$(4)	(15)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$4.1	$4.5	$(.4)	(9)%
Loan sale margin percentage	2.84%	3.33%
Percentage of originations represented by:
Purchase volume (d)	53%	44%
Refinance volume	47%	56%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	52%	48%
Digital consumer customers (f)	61%	57%
Credit-related statistics
Nonperforming assets (g)	$1,149	$1,255	$(106)	(8)%
Net charge-offs	$187	$171	$16	9%
Other statistics
ATMs	8,972	8,993	(21)	–
Branches (h)	2,481	2,601	(120)	(5)%
Universal branches (i)	518	467	51	11%
Brokerage account client assets (in billions) (j)	$46	$44	$2	5%
(a)	Represents mortgage loan servicing balances for third parties and the related income.
(b)	Presented as of June 30, except for customer-related statistics, which are averages for the six months ended, and net charge-offs, which are for the six months ended.
(c)	Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan prepayments and loans that were paid down or paid off during the period.
(d)	Mortgages with borrowers as part of residential real estate purchase transactions.
(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.
(g)	Includes nonperforming loans of $1.1 billion at June 30, 2017 and $1.2 billion at June 30, 2016.
(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(i)	Included in total branches, represents branches operating under our universal model.
(j)	Includes cash and money market balances.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking earned $443 million in the first six months of 2017 compared with $571 million for the same period in 2016. The decrease in earnings was driven by lower noninterest income and increased noninterest expense.

Noninterest income declined in the comparison due to the impact of 2016 net gains on sales of Visa Class B common shares and lower residential mortgage loan sales revenue, partially offset by higher service charges on deposits and debit card revenue.

The increase in noninterest expense in the comparison primarily resulted from investments in technology, higher personnel expense, and the impact of lower 2016 residential mortgage foreclosure-related expenses which included reserve releases.

Retail Banking continues to enhance the customer experience with refinements to product offerings that drive product value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first six months of 2017, average total deposits increased compared to the same period a year ago, driven by growth in savings deposits reflecting in part a shift from money market deposits to relationship-based savings products. Additionally, demand deposits increased, partially offset by a decline in certificates of deposit due to the net runoff of maturing accounts.

Retail Banking continued to focus on a relationship-based lending strategy. Average total loans increased in the comparison due to increases in residential mortgage and automobile loans partially offset by declines in home equity and commercial loans, as well as runoff of certain portfolios, as more fully described below.

•	Average residential mortgages increased as a result of new volumes exceeding portfolio liquidations.
•	Average automobile loans increased primarily due to portfolio growth in previously underpenetrated markets.
•	Average credit card balances increased as a result of organic growth as we continue to focus on delivering on our long-term objective of deepening penetration within our existing customer base.
•

Average home equity loans decreased as pay-downs and payoffs on loans exceeded new originated volume. Retail Banking’s home equity loan portfolio is relationship based, with 98% of the portfolio attributable to borrowers in our primary geographic footprint. The weighted-average updated FICO scores for this portfolio were 748 at June 30, 2017 and 746 at December 31, 2016.

•	Average commercial and commercial real estate loans declined as pay-downs and payoffs on loans exceeded new volume.
•

In the first six months of 2017, average loan balances for the education and other loan portfolios decreased $783 million, or 10%, compared to same period in 2016, driven by declines in the government guaranteed education and indirect other portfolios, which are primarily runoff portfolios.

Nonperforming assets decreased compared to June 30, 2016 due to declines in both consumer and commercial nonperforming loans.

Retail Banking also continued to focus on the strategic priority of transforming the customer experience through transaction migration, branch network transformation, lending transformation and multi-channel engagement and service strategies.

•	In the first six months of 2017, approximately 61% of consumer customers used non-teller channels for the majority of their transactions compared with 57% for the same period a year ago.
•	Deposit transactions via ATM and mobile channels increased to 52% of total deposit transactions in the first six months of 2017 compared with 48% for the same period in 2016.
•	We had a network of 2,481 branches and 8,972 ATMs at June 30, 2017. Approximately 21% of the branch network operates under the universal model.
•	Instant debit card issuance, which enables us to print a customer’s debit card in minutes, was available in 89% of the branch network as of June 30, 2017.
•

Mortgage loan originations for the first six months of 2017 were down 9% compared to the same period in 2016. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines.

The PNC Financial Services Group, Inc. – Form 10-Q    15

Corporate & Institutional Banking

(Unaudited)

Table 11: Corporate & Institutional Banking Table

Six months ended June 30			Change
Dollars in millions, except as noted	2017	2016	$	%
Income Statement
Net interest income	$1,729	$1,622	$107	7%
Noninterest income	1,112	980	132	13%
Total revenue	2,841	2,602	239	9%
Provision for credit losses	112	172	(60)	(35)%
Noninterest expense	1,186	1,090	96	9%
Pretax earnings	1,543	1,340	203	15%
Income taxes	541	485	56	12%
Earnings	$1,002	$855	$147	17%
Average Balance Sheet
Loans held for sale	$915	$754	$161	21%
Loans
Commercial	$94,067	$87,875	$6,192	7%
Commercial real estate	27,334	26,294	1,040	4%
Equipment lease financing	7,550	7,495	55	1%
Total commercial lending	128,951	121,664	7,287	6%
Consumer	304	474	(170)	(36)%
Total loans	$129,255	$122,138	$7,117	6%
Total assets	$145,445	$138,663	$6,782	5%
Deposits
Noninterest-bearing demand	$46,872	$47,350	$(478)	(1)%
Money market	21,204	22,264	(1,060)	(5)%
Interest-bearing demand and other	15,706	12,213	3,493	29%
Total deposits	$83,782	$81,827	$1,955	2%
Performance Ratios
Return on average assets	1.39%	1.24%
Noninterest income to total revenue	39%	38%
Efficiency	42%	42%
Other Information
Commercial loan servicing portfolio (in billions) (a) (b)	$502	$459	$43	9%
Consolidated revenue from: (c)
Treasury Management (d)	$731	$643	$88	14%
Capital Markets (d)	$515	$387	$128	33%
Commercial mortgage banking activities
Commercial mortgage loans held for sale (e)	$51	$50	$1	2%
Commercial mortgage loan servicing income (f)	113	124	(11)	(9)%
Commercial mortgage servicing rights valuation, net of economic hedge (g)	35	21	14	67%
Total	$199	$195	$4	2%
Net carrying amount of commercial mortgage servicing rights (a)	$618	$448	$170	38%
Average Loans (by C&IB business)
Corporate Banking	$54,416	$50,361	$4,055	8%
Real Estate	37,730	35,989	1,741	5%
Business Credit	15,244	14,769	475	3%
Equipment Finance	12,982	11,718	1,264	11%
Commercial Banking	7,057	7,327	(270)	(4)%
Other	1,826	1,974	(148)	(7)%
Total average loans	$129,255	$122,138	$7,117	6%
Credit-related statistics
Nonperforming assets (a) (h)	$586	$802	$(216)	(27)%
Net charge-offs	$42	$98	$(56)	(57)%

16    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	As of June 30.
(b)	Represents loans serviced for PNC and others.
(c)	Represents consolidated amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of the Corporate & Institutional Banking portion of this Business Segments Review section.
(d)	Includes amounts reported in net interest income and noninterest income, predominantly in corporate service fees.
(e)	Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(f)	Includes net interest income and noninterest income (primarily in corporate services fees) from loan servicing net of reduction in commercial mortgage servicing rights due to time decay and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(g)	Amounts reported in corporate service fees.
(h)	Includes nonperforming loans of $.5 billion at June 30, 2017 and $.7 billion at June 30, 2016.

Corporate & Institutional Banking earned $1.0 billion in the first six months of 2017 compared to $855 million for the same period in 2016. The increase of $147 million, or 17%, was primarily due to higher revenue and a decrease in the provision for credit losses, partially offset by higher noninterest expense. We continue to focus on building client relationships where the risk-return profile is attractive.

Net interest income increased in the comparison, reflecting higher average loan balances as well as interest rate spread expansion on deposits.

Growth in noninterest income in the comparison was primarily driven by higher merger and acquisition advisory fees and other capital markets-related revenue, including higher revenue from credit valuations on customer-related derivative activities and increased loan syndication fees, and higher treasury management fees.

The decrease in provision for credit losses in the comparison reflected lower provision for certain energy related loans in the oil, gas and coal sectors, partially offset by an initial provision for a loan and lease portfolio obtained through the acquisition of a commercial and vendor finance business in the second quarter of 2017.

Noninterest expense increased in the comparison largely driven by higher variable compensation commensurate with increased business activity, operating expense related to the acquired business and investments in technology and infrastructure.

Average loans increased in the comparison due to broad growth across many of our businesses:

•

Corporate Banking provides lending, treasury management and capital markets-related products and services to midsized and large corporations, government and not-for-profit entities. Average loans for this business grew in the comparison reflecting increased lending to large corporate and middle market clients and strong production in specialty lending verticals.

•

PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Higher average loans for this business were primarily due to growth in commercial real estate, both mortgage and project loans, as well as commercial loans.

•

PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by more liquid assets. Average loans for this business increased in the comparison as new originations and a slight increase in utilization were partially offset by payoffs.

•

PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S. and Canada. Average loans, including commercial loans and finance leases, and operating leases were $13.8 billion in the first six months of 2017, an increase of $1.4 billion in the year-over-year comparison due to strong new production and the loan and lease portfolio obtained through our business acquisition.

•

Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business decreased in the comparison primarily due to the impact of capital management activities in 2016.

Growth in the commercial loan servicing portfolio was driven by servicing additions from new and existing customers exceeding portfolio runoff.

The PNC Financial Services Group, Inc. – Form 10-Q    17

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

Treasury management revenue comprises fees and net interest income from customer deposit balances. Compared with the first six months of 2016, treasury management revenue increased due to liquidity-related revenue associated with customer deposit balances, including interest rate spread expansion, and higher fee income.

Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. Revenue from capital markets-related products and services increased in the comparison primarily due to higher merger and acquisition advisory fees, higher revenue from credit valuations on customer-related derivative activities and increased loan syndication fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities increased slightly in the comparison as a higher benefit from commercial mortgage servicing rights valuation, net of economic hedge, was mostly offset by a decline in commercial mortgage loan servicing income.

18    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group

(Unaudited)

Table 12: Asset Management Group Table

Six months ended June 30			Change
Dollars in millions, except as noted	2017	2016	$	%
Income Statement
Net interest income	$144	$153	$(9)	(6)%
Noninterest income	435	416	19	5%
Total revenue	579	569	10	2%
Provision for credit losses (benefit)	(9)	3	(12)	(400)%
Noninterest expense	432	412	20	5%
Pretax earnings	156	154	2	1%
Income taxes	57	57	–	–
Earnings	$99	$97	$2	2%
Average Balance Sheet
Loans
Consumer	$5,101	$5,565	$(464)	(8)%
Commercial and commercial real estate	719	778	(59)	(8)%
Residential mortgage	1,218	1,014	204	20%
Total loans	$7,038	$7,357	$(319)	(4)%
Total assets	$7,517	$7,822	$(305)	(4)%
Deposits
Noninterest-bearing demand	$1,519	$1,400	$119	9%
Interest-bearing demand	3,766	4,183	(417)	(10)%
Money market	3,358	4,494	(1,136)	(25)%
Savings	3,769	1,783	1,986	111%
Other	239	276	(37)	(13)%
Total deposits	$12,651	$12,136	$515	4%
Performance Ratios
Return on average assets	2.66%	2.50%
Noninterest income to total revenue	75%	73%
Efficiency	75%	72%
Other Information
Nonperforming assets (a) (b)	$49	$48	$1	2%
Net charge-offs	$2	$6	$(4)	(67)%
Client Assets Under Administration (in billions) (a) (c) (d)
Discretionary client assets under management	$141	$135	$6	4%
Nondiscretionary client assets under administration	125	117	8	7%
Total	$266	$252	$14	6%
Discretionary client assets under management
Personal	$89	$84	$5	6%
Institutional	52	51	1	2%
Total	$141	$135	$6	4%
Equity	$72	$66	$6	9%
Fixed Income	49	47	2	4%
Liquidity/Other	20	22	(2)	(9)%
Total	$141	$135	$6	4%
(a)	As of June 30.
(b)	Includes nonperforming loans of $45 million at June 30, 2017 and $44 million at June 30, 2016.
(c)	Excludes brokerage account client assets.

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    19

(continued from previous page)

(d)	Effective for the first quarter of 2017, we have adjusted nondiscretionary client assets under administration for prior periods to remove assets which, as a result of certain investment advisory services performed by one of our registered investment advisors, were previously reported as both discretionary client assets under management and nondiscretionary client assets under administration. Effective for the first quarter of 2017, these amounts are only reported as discretionary assets under management. The prior period presented was adjusted to remove approximately $9 billion as of June 30, 2016 previously included in nondiscretionary assets under administration. In addition, effective for the first quarter of 2017, we have refined our methodologies for allocating discretionary client assets under management by asset type. As a result, we have updated the presentation of discretionary client assets under management by asset type for the prior period presented.

Asset Management Group earned $99 million through the first six months of 2017 compared with earnings of $97 million for the first six months of 2016. Earnings increased as higher revenue and lower provision for credit losses was mostly offset by higher noninterest expense.

The increase in revenue in the comparison was driven by higher noninterest income due to stronger average equity markets. This increase was partially offset by lower net interest income due to lower average loan balances and interest rate spread compression within the loan portfolio.

The decrease in provision for credit losses in the comparison reflected lower provision on the consumer loan portfolio due to improved credit quality.

Noninterest expense increased in the first six months of 2017 compared to the prior year primarily attributable to higher compensation and technology expenses. Asset Management Group remains focused on disciplined expense management as it invests in strategic growth opportunities.

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

Asset Management Group’s discretionary client assets under management increased in the comparison to the prior year, primarily attributable to higher equity markets as of June 30, 2017 and net business growth.

BlackRock

(Unaudited)

Information related to our equity investment in BlackRock follows:

Table 13: BlackRock Table

Six months ended June 30 Dollars in millions	2017	2016
Business segment earnings (a)	$289	$246
PNC’s economic interest in BlackRock (b)	22%	22%
(a)	Includes our share of BlackRock’s reported GAAP earnings and additional income taxes on those earnings incurred by us.
(b)	At June 30.

In billions	June 30 2017	December 31 2016
Carrying value of our investment in BlackRock (c)	$7.2	$7.0
Market value of our investment in BlackRock (d)	$14.9	$13.4
(c)	We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.3 billion at both June 30, 2017 and December 31, 2016. Our voting interest in BlackRock common stock was approximately 21% at June 30, 2017.
(d)	Does not include liquidity discount.

In addition to our investment in BlackRock reflected in Table 13, at June 30, 2017, we held approximately 0.25 million shares of BlackRock Series C Preferred Stock valued at $83 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs.

Our 2016 Form 10-K and our first quarter 2017 Form 10-Q include additional information about our investment in BlackRock.

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

20    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 14: Nonperforming Assets by Type

	June 30 2017	December 31 2016	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$599	$655	$(56)	(9)%
Consumer lending (a)	1,358	1,489	(131)	(9)%
Total nonperforming loans (b)	1,957	2,144	(187)	(9)%
OREO, foreclosed and other assets	196	230	(34)	(15)%
Total nonperforming assets	$2,153	$2,374	$(221)	(9)%
Amount of TDRs included in nonperforming loans	$1,055	$1,112	$(57)	(5)%
Percentage of total nonperforming loans	54%	52%
Nonperforming loans to total loans	.90%	1.02%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.99%	1.12%
Nonperforming assets to total assets	.58%	.65%
Allowance for loan and lease losses to total nonperforming loans	131%	121%
(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.4 billion at both June 30, 2017 and December 31, 2016, which included $.2 billion of loans that are government insured/guaranteed.

Table 15: Change in Nonperforming Assets

In millions	2017	2016
January 1	$2,374	$2,425
New nonperforming assets	766	947
Charge-offs and valuation adjustments	(302)	(319)
Principal activity, including paydowns and payoffs	(389)	(247)
Asset sales and transfers to loans held for sale	(100)	(166)
Returned to performing status	(196)	(125)
June 30	$2,153	$2,515

As of June 30, 2017, approximately 85% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of June 30, 2017, commercial lending nonperforming loans were carried at approximately 53% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL.

Within consumer nonperforming loans, residential real estate TDRs comprise 75% of total residential real estate nonperforming loans at June 30, 2017, up from 70% at December 31, 2016. Home equity TDRs comprise 50% of home equity nonperforming loans at June 30, 2017 and 52% at December 31, 2016. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At June 30, 2017, our largest nonperforming asset was $45 million in the Mining, Quarrying and Oil and Gas Extraction Industry and our average nonperforming loan associated with commercial lending was less than $1 million. The ten largest individual nonperforming assets were from the commercial lending portfolio and represented 42% and 12% of total commercial lending nonperforming loans and total nonperforming assets, respectively, as of June 30, 2017.

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

The PNC Financial Services Group, Inc. – Form 10-Q    21

Table 16: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	June 30 2017	December 31 2016	Change		June 30 2017	December 31 2016
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$433	$562	$(129)	(23)%	.20%	.27%
Accruing loans past due 60 to 89 days	219	232	(13)	(6)%	.10%	.11%
Total	652	794	(142)	(18)%	.30%	.38%
Late stage loan delinquencies
Accruing loans past due 90 days or more	674	782	(108)	(14)%	.31%	.37%
Total	$1,326	$1,576	$(250)	(16)%	.61%	.75%
(a)	Past due loan amounts include government insured or guaranteed loans of $.8 billion at June 30, 2017 and $.9 billion at December 31, 2016.

Accruing loans past due 90 days or more decreased at June 30, 2017 compared to December 31, 2016 primarily driven by declines in government insured residential real estate, and government insured education loans within other consumer. Accruing loans past due 90 days or more are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

Home Equity and Auto Loan Portfolios

Home Equity Loan Portfolio

Our home equity loan portfolio totaled $29.2 billion as of June 30, 2017, or 13% of the total loan portfolio. Of that total, $17.2 billion, or 59%, were outstanding under primarily variable-rate home equity lines of credit and $12.0 billion, or 41%, consisted of closed-end home equity installment loans. Approximately 3% of the home equity portfolio was purchased impaired and 3% of the home equity portfolio was on nonperforming status as of June 30, 2017.

As of June 30, 2017, we were in an originated first lien position for approximately 58% of the total outstanding portfolio and, where originated as a second lien, we held and serviced the first lien position for an additional 1% of the portfolio. The remaining 41% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien. Lien position information is generally based upon original LTV at the time of origination. We use an industry-leading third-party service provider to obtain updated loan, lien and collateral data that is aggregated from public and private sources.

We track borrower performance monthly, including obtaining original LTVs and updated FICO scores at least quarterly, updated LTVs at least semi-annually, and other credit metrics at least quarterly, including the historical performance of any mortgage loans regardless of lien position that we do or do not hold. This information is used for internal reporting and risk management. For internal reporting and risk management we also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit). As part of our overall risk analysis and monitoring, we segment the home equity portfolio based upon the loan delinquency, modification status and bankruptcy status, as well as the delinquency, modification status and bankruptcy status of any mortgage loan with the same borrower (regardless of whether it is a first lien senior to our second lien).

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

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay either interest only or principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with the borrower’s ability to satisfy the loan terms upon the draw period ending is considered in establishing our ALLL. Based upon outstanding balances at June 30, 2017, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

22    The PNC Financial Services Group, Inc. – Form 10-Q

Table 17: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2017	$687	$181
2018	707	572
2019	493	441
2020	401	397
2021	422	610
2022 and thereafter	2,565	6,429
Total (a) (b)	$5,275	$8,630
(a)	Includes all home equity lines of credit that mature in the remainder of 2017 or later, including those with borrowers where we have terminated borrowing privileges.
(b)	Includes home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, of $15 million, $22 million, $17 million, $67 million, $61 million and $329 million with draw periods scheduled to end in the remainder of 2017, 2018, 2019, 2020, 2021 and 2022 and thereafter, respectively.

Based upon outstanding balances, and excluding purchased impaired loans, at June 30, 2017, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 6% were 90 days or more past due, which are accounted for as nonperforming. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

Auto Loan Portfolio

The auto loan portfolio totaled $12.5 billion as of June 30, 2017, or 6% of our total loan portfolio. Of that total, $11.0 billion resides in the indirect auto portfolio, $1.3 billion in the direct auto portfolio and $.2 billion in securitized portfolios. Indirect auto loan applications are generated from franchised automobile dealers. This business is strategically aligned with our core retail business.

We have elected not to pursue non-prime auto lending. Our average new loan origination FICO score over the last twelve months was 754 for indirect auto loans and 770 for direct auto loans. As of June 30, 2017, .5% of our auto loan portfolio was nonperforming and .5% of the portfolio was accruing past due. We offer both new and used automobile financing to customers through our various channels. The portfolio was composed of 55% new vehicle loans and 45% used vehicle loans at June 30, 2017.

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

Table 18: Consumer Real Estate Related Loan Modifications

	June 30, 2017		December 31, 2016
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Temporary modifications	3,146	$226	3,484	$258
Permanent modifications	23,522	2,652	23,904	2,693
Total consumer real estate related loan modifications	26,668	$2,878	27,388	$2,951

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

The PNC Financial Services Group, Inc. – Form 10-Q    23

Troubled Debt Restructurings

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from court imposed concessions (e.g., a Chapter 7 bankruptcy where the debtor is discharged from personal liability to us and a court approved Chapter 13 bankruptcy repayment plan).

Table 19: Summary of Troubled Debt Restructurings (a)

	June 30 2017	December 31 2016	Change
In millions			$	%
Total commercial lending	$488	$428	$60	14%
Total consumer lending	1,718	1,793	(75)	(4)%
Total TDRs	$2,206	$2,221	$(15)	(1)%
Nonperforming	$1,055	$1,112	$(57)	(5)%
Accruing (b)	1,151	1,109	42	4%
Total TDRs	$2,206	$2,221	$(15)	(1)%
(a)	Amounts in table represent recorded investment, which includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Accruing loans include consumer credit card loans and loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Excluded from TDRs are $1.2 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at both June 30, 2017 and December 31, 2016. Nonperforming TDRs represented approximately 54% and 52% of total nonperforming loans and 48% and 50% of total TDRs at June 30, 2017 and December 31, 2016, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual accounting after performing under the restructured terms for at least six consecutive months.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.6 billion at June 30, 2017 consisted of $1.6 billion and $1.0 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower and economic conditions. Key reserve assumptions are periodically updated.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 20: Allowance for Loan and Lease Losses

Dollars in millions	2017	2016
January 1	$2,589	$2,727
Total net charge-offs	(228)	(283)
Provision for credit losses	186	279
Net change in allowance for unfunded loan commitments and letters of credit	(3)	(42)
Other	17	4
June 30	$2,561	$2,685
Net charge-offs to average loans (for the six months ended) (annualized)	.21%	.27%
Total allowance for loan and lease losses to total loans	1.17%	1.28%
Commercial lending net charge-offs	$(45)	$(99)
Consumer lending net charge-offs	(183)	(184)
Total net charge-offs	$(228)	$(283)
Net charge-offs to average loans (for the six months ended) (annualized)
Commercial lending	.06%	.15%
Consumer lending	.51%	.51%

At June 30, 2017, total ALLL to total nonperforming loans was 131%. The comparable amount for December 31, 2016 was 121%. These ratios are 97% and 89%, respectively, when excluding the $.7 billion of ALLL at both June 30, 2017 and December 31, 2016, allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded these amounts from ALLL in these ratios as these asset classes are not included in nonperforming loans. See Table 14 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first six months of 2017, overall credit quality remained stable, which resulted in an essentially flat ALLL balance as of June 30, 2017 compared to December 31, 2016.

The following table summarizes our loan charge-offs and recoveries.

Table 21: Loan Charge-Offs and Recoveries

Six months ended June 30 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (Annualized)
2017
Commercial	$101	$44	$57	.11%
Commercial real estate	3	15	(12)	(.08)%
Equipment lease financing	2	2
Home equity	72	43	29	.20%
Residential real estate	4	8	(4)	(.05)%
Credit card	92	11	81	3.18%
Other consumer	118	41	77	.71%
Total	$392	$164	$228	.21%
2016
Commercial	$164	$61	$103	.21%
Commercial real estate	20	25	(5)	(.04)%
Equipment lease financing	3	2	1	.03%
Home equity	76	38	38	.24%
Residential real estate	8	5	3	.04%
Credit card	83	9	74	3.12%
Other consumer	95	26	69	.64%
Total	$449	$166	$283	.27%

See Note 1 Accounting Policies in our 2016 Form 10-K and Note 4 Allowance for Loan and Lease Losses in the Notes To Consolidated Financial Statements in this Report for additional information on the ALLL.

The PNC Financial Services Group, Inc. – Form 10-Q    25

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

One of the ways we monitor our liquidity is by reference to the Liquidity Coverage Ratio (LCR), a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. The minimum LCR that PNC and PNC Bank are required to maintain is 100% in 2017. PNC and PNC Bank calculate the LCR on a daily basis and as of June 30, 2017, the LCR for PNC and PNC Bank exceeded the fully phased-in requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2016 Form 10-K.

Sources of Liquidity

Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $259.2 billion at June 30, 2017 from $257.2 billion at December 31, 2016, driven by higher consumer savings deposits, partially offset by lower money market deposits and commercial demand deposits. The overall increase in savings deposits reflected in part a shift from money market deposits to relationship-based savings products. Additionally, certain assets determined by us to be liquid and unused borrowing capacity from a number of sources are also available to maintain our liquidity position.

At June 30, 2017, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $27.2 billion and securities available for sale of $58.9 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Of our total liquid assets of $86.1 billion, we had $4.3 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $4.5 billion of securities held to maturity were also pledged as collateral for these purposes.

We also obtain liquidity through the issuance of traditional forms of funding, including long-term debt (senior notes, subordinated debt and FHLB advances) and short-term borrowings (Federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings).

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:

Table 22: Senior and Subordinated Debt

In billions	2017
January 1	$31.0
Issuances	4.1
Calls and maturities	(2.9)
June 30	$32.2

Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At June 30, 2017, PNC Bank had $25.3 billion of notes outstanding under this program of which $20.9 billion were senior bank notes and $4.4 billion were subordinated bank notes. The following table details issuances for the three months ended June 30, 2017.

26    The PNC Financial Services Group, Inc. – Form 10-Q

Table 23: PNC Bank Notes Issued During Second Quarter 2017

Issuance Date	Amount	Description of Issuance
May 19, 2017	$1.0 billion	Senior notes with a maturity date of May 19, 2020. Interest is payable semi-annually at a fixed rate of 2.000% on May 19 and November 19 of each year, beginning November 19, 2017.
May 19, 2017	$500 million	Floating rate senior notes with a maturity date of May 19, 2020. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .36% on February 19, May 19, August 19 and November 19 of each year, beginning on August 19, 2017.

See Note 15 Subsequent Events for information on the July issuances of $750 million of senior notes and $500 million of senior floating rate notes by PNC Bank.

PNC Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At June 30, 2017, our unused secured borrowing capacity was $26.8 billion with the FHLB-Pittsburgh. Total FHLB borrowings increased to $19 billion at June 30, 2017 compared with $17.5 billion at December 31, 2016 as draws outpaced maturities.

The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank to secure certain public deposits. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank. At June 30, 2017, standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $4.1 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of June 30, 2017, there were no issuances outstanding under this program.

PNC Bank can also borrow from the Federal Reserve Bank discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At June 30, 2017, our unused secured borrowing capacity was $17.8 billion with the Federal Reserve Bank.

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

As of June 30, 2017, available parent company liquidity totaled $5.7 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,
•	Laws and regulations,
•	Corporate policies,
•	Contractual restrictions, and
•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.3 billion at June 30, 2017. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2016 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of June 30, 2017, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which it can issue additional debt, equity and other capital instruments. Under this shelf registration statement, on May 19, 2017, the parent company issued $750 million in Senior Notes with a maturity date of May 19, 2027. Interest is payable semi-annually at a fixed rate of 3.150% per annum on May 19 and November 19 of each year, commencing on November 19, 2017.

The PNC Financial Services Group, Inc. – Form 10-Q    27

Parent company senior and subordinated debt outstanding totaled $6.9 billion at June 30, 2017 compared with $6.2 billion at December 31, 2016.

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

Table 24: Credit Ratings as of June 30, 2017 for PNC and PNC Bank

	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-

PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Capital Management

Detailed information on our capital management processes and activities, including additional information on our previous CCAR submissions and capital plans, is included in the Capital Management portion of the Risk Management section in our 2016 Form 10-K.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions, and managing dividend policies and retaining earnings.

In the second quarter of 2017, we repurchased 5.7 million common shares for $.7 billion, completing our common stock repurchase programs for the four quarter period that ended in June 2017. We returned a total of $3.4 billion of capital to shareholders through repurchases of 21.5 million common shares for $2.3 billion and dividends on common shares of $1.1 billion over the four quarter period, consistent with the capital plan accepted by the Federal Reserve as part of our 2016 CCAR submission.

In connection with the 2017 CCAR process, we submitted our capital plan as approved by PNC’s Board of Directors, to the Federal Reserve in April 2017. The Federal Reserve accepted the capital plan and did not object to our proposed capital actions. As provided for in the 2017 capital plan, PNC announced new share repurchase programs of up to $2.7 billion for the four-quarter period beginning in the third quarter of 2017, including repurchases of up to $.3 billion related to employee benefit plans.

We paid dividends on common stock of $.3 billion, or 55 cents per common share, during the second quarter of 2017. On July 6, 2017, the PNC Board of Directors raised the quarterly common stock cash dividend to 75 cents per share, an increase of 20 cents, or 36%, payable on August 5, 2017.

See Note 11 Total Equity and Other Comprehensive Income in the Notes To Consolidated Financial Statements in this Report for additional information on the March 15, 2017 redemption of $1.0 billion of Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities issued by PNC Preferred Funding Trusts I and II.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Table 25: Basel III Capital

	June 30, 2017
Dollars in millions	2017 Transitional Basel III (a)	Pro forma Fully Phased-In Basel III (Non-GAAP) (estimated) (b) (c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$9,067	$9,067
Retained earnings	33,133	33,133
Accumulated other comprehensive income for securities currently and previously held as available for sale	284	354
Accumulated other comprehensive income for pension and other postretirement plans	(451)	(563)
Goodwill, net of associated deferred tax liabilities	(8,881)	(8,881)
Other disallowed intangibles, net of deferred tax liabilities	(275)	(344)
Other adjustments/(deductions)	(179)	(181)
Total common equity Tier 1 capital before threshold deductions	32,698	32,585
Total threshold deductions	(1,144)	(1,702)
Common equity Tier 1 capital	31,554	30,883
Additional Tier 1 capital
Preferred stock plus related surplus	3,982	3,982
Other adjustments/(deductions)	(103)	(117)
Tier 1 capital	35,433	34,748
Additional Tier 2 capital
Qualifying subordinated debt	3,689	3,630
Trust preferred capital securities	100
Eligible credit reserves includable in Tier 2 capital	2,864	2,864
Total Basel III capital	$42,086	$41,242
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$306,379	$314,389
Basel III advanced approaches risk-weighted assets (e)	N/A	$282,472
Average quarterly adjusted total assets	$359,449	$358,806
Supplementary leverage exposure (f)	$427,483	$426,840
Basel III risk-based capital and leverage ratios
Common equity Tier 1	10.3%	9.8%	(g) (h)
Tier 1	11.6%	11.1%	(g) (i)
Total	13.7%	13.1%	(g) (j)
Leverage (k)	9.9%	9.7%
Supplementary leverage ratio (l)	8.3%	8.1%
(a)	Calculated using the regulatory capital methodology applicable to us during 2017.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), as these ratios represent the regulatory capital standards that will ultimately be applicable to PNC under the final Basel III rules. Pro forma fully phased-in capital amounts, ratios and risk-weighted and leverage-related assets are estimates.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.
(d)	Includes credit and market risk-weighted assets.
(e)	Basel III advanced approaches risk-weighted assets are estimated based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets. During the parallel run qualification phase PNC has refined the data, models and internal processes used as part of the advanced approaches for determining risk-weighted assets. We anticipate additional refinements to this estimate through the parallel run qualification phase.
(f)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.
(g)	Pro forma fully phased-in Basel III capital ratio based on Basel III standardized approach risk-weighted assets and rules.
(h)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Common equity Tier 1 capital ratio estimate is 11.0%. This capital ratio is calculated using pro forma fully phased-in Common equity Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(i)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio estimate is 12.3%. This capital ratio is calculated using fully phased-in Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.
(j)	For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Total capital risk-based capital ratio estimate is 13.7%. This ratio is calculated using fully phased-in Total Basel III capital, which under the advanced approaches, Additional Tier 2 capital includes allowance for loan and lease losses in excess of Basel expected credit losses, if any, up to 0.6% of credit risk-weighted assets, and dividing by estimated Basel III advanced approaches risk-weighted assets.
(k)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.
(l)	Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank will be subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

The PNC Financial Services Group, Inc. – Form 10-Q    29

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

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles and believe that our June 30, 2017 capital levels were aligned with them.

At June 30, 2017, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Transitional Basel III capital ratios of at least 6.5%

for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in our 2016 Form 10-K. See the Statistical Information (Unaudited) section of this Report for details on our December 31, 2016 and June 30, 2016 Transitional Basel III and Pro forma fully phased-in Basel III common equity tier 1 capital ratios.

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

Our Asset and Liability Management group centrally manages interest rate risk as prescribed in our risk management policies, which are approved by management’s Asset and Liability Committee and the Risk Committee of the Board of Directors.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Sensitivity results and market interest rate benchmarks for the second quarters of 2017 and 2016 follow:

Table 26: Interest Sensitivity Analysis

	Second Quarter 2017	Second Quarter 2016
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	2.8%	3.1%
100 basis point decrease	(3.3)%	(3.2)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	5.4%	8.1%
100 basis point decrease	(8.7)%	(8.5)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(2.5)	(8.5)
Key Period-End Interest Rates
One-month LIBOR	1.22%	.47%
Three-year swap	1.75%	.81%
(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 27 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) yield curve slope flattening (a 100 basis point yield curve slope flattening between one-month and ten-year rates superimposed on current base rates) scenario.

Table 27: Net Interest Income Sensitivity to Alternative Rate Scenarios (Second Quarter 2017)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	1.5%	1.0%	(1.0)%
Second year sensitivity	4.1%	1.7%	(4.4)%

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

Table 28: Alternate Interest Rate Scenarios: One Year Forward

The second quarter 2017 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

Market Risk Management – Customer-Related Trading Risk

We engage in fixed income securities, derivatives and foreign exchange transactions to support our customers’ investing and hedging activities. These transactions, related hedges and the credit valuation adjustment related to our customer derivatives portfolio are marked-to-market daily and reported as customer-related trading activities. We do not engage in proprietary trading of these products.

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first six months of 2017 and 2016 were within our acceptable limits.

See the Market Risk Management – Customer-Related Trading Risk section of our 2016 Form 10-K for more information on our models used to calculate VaR and our backtesting process.

The PNC Financial Services Group, Inc. – Form 10-Q    31

Customer related trading revenue was $129 million for the first six months of 2017 compared with $89 million for the first six months of 2016. This increase was primarily due to changes in credit valuations for customer-related derivatives and improved derivative and foreign exchange client sales revenues.

Customer related trading revenue was $61 million for the second quarter of 2017 compared with $50 million for the second quarter of 2016. This increase was primarily due to changes in credit valuations for customer-related derivatives.

Market Risk Management – Equity And Other Investment Risk

Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. In addition to extending credit, taking deposits, securities underwriting and trading financial instruments, we make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations and growth financings in a variety of industries. We also have investments in affiliated and non-affiliated funds that make similar investments in private equity. The economic and/or book value of these investments and other assets are directly affected by changes in market factors.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

A summary of our equity investments follows:

Table 29: Equity Investments Summary

	June 30 2017	December 31 2016	Change
In millions			$	%
BlackRock	$7,049	$6,886	$163	2%
Tax credit investments	2,119	2,090	29	1%
Private equity and other	1,651	1,752	(101)	(6)%
Total	$10,819	$10,728	$91	1%

BlackRock

We owned approximately 35 million common stock equivalent shares of BlackRock equity at June 30, 2017, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments

Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.7 billion at both June 30,

2017 and December 31, 2016. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2016 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other

The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.3 billion at June 30, 2017 and $1.4 billion at December 31, 2016. As of June 30, 2017, $1.0 billion was invested directly in a variety of companies and $.3 billion was invested indirectly through various private equity funds. See Item 1 Business – Supervision and Regulation and Item 1A Risk Factors in our 2016 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and of private funds covered by the Volcker Rule, including the five-year extension we received in February 2017 to conform certain equity investments subject to the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. At June 30, 2017, the estimated value of our investment in Visa Class B common shares was approximately $543 million and our cost basis was not significant. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of the pending interchange litigation. See Note 6 Fair Value and Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements in our 2016 Form 10-K for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant at June 30, 2017 and June 30, 2016.

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

32    The PNC Financial Services Group, Inc. – Form 10-Q

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

RECENT REGULATORY DEVELOPMENTS

On June 28, 2017, the Federal Reserve announced the results of the 2017 CCAR exercise. As we previously announced, the Federal Reserve accepted the capital plan that PNC submitted in April 2017 and did not object to the capital actions included in that plan. See the Capital Management portion of the Risk Management section of this Financial Review.

On July 10, 2017, the Consumer Financial Protection Bureau issued a final rule restricting the use of pre-dispute arbitration agreements and class-action waiver clauses in the contracts for many consumer financial products and services. The rule will apply to pre-dispute arbitration agreements for covered products or services entered into on or after March 19, 2018. PNC is determining what changes will be required to our agreements with new customers after the compliance date.

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

Goodwill

See the Critical Accounting Estimates and Judgments section in our first quarter 2017 Form 10-Q for information on our interim impairment test that was performed in connection with our segment realignment and in Item 7 of our 2016 Form 10-K for additional information on our annual impairment test processes.

Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 30: Fair Value Measurements – Summary

	June 30, 2017		December 31, 2016
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$71,632	$7,647	$74,608	$8,830
Total assets at fair value as a percentage of consolidated assets	19%		20%
Level 3 assets as a percentage of total assets at fair value		11%		12%
Level 3 assets as a percentage of consolidated assets		2%		2%
Total liabilities	$4,133	$289	$4,818	$433
Total liabilities at fair value as a percentage of consolidated liabilities	1%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		7%		9%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

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

The PNC Financial Services Group, Inc. – Form 10-Q    33

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

The requirements within ASU 2014-09 and its subsequent amendments should be applied either retrospectively to each prior period presented (with several practical expedients for certain completed contracts) or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application (i.e., modified retrospective application). We plan to adopt the ASU consistent with the deferred mandatory effective date using the modified retrospective approach. Since the standard does not apply to revenue from loans, securities and other financial instruments, based on our evaluation to date, we do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or our consolidated financial position. We are still evaluating the presentation of certain in-scope revenue on the income statement related to our credit card business. We expect that the most significant impact related to the standard’s expanded disclosure requirements will be the disaggregation of revenue.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with any changes in fair value recognized in net income. For an equity investment which does not have a readily determinable fair value, an election can be made to measure the investment at cost, less any impairment, plus or minus changes in value resulting from observable price changes in identical or similar instruments of the issuer. The ASU also simplifies the impairment assessment for these investments. Additionally, the ASU changes the presentation of certain fair value changes for financial liabilities measured at fair value and amends certain disclosure requirements relating to the fair value of financial instruments. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied using a modified retrospective approach through a cumulative-effect adjustment to the balance sheet, except for the amendment related to equity securities without readily determinable fair values, which should be applied prospectively. We plan to adopt all provisions consistent with the effective date and we do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or our consolidated financial position.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The primary change in the new guidance is the recognition of lease assets and lease liabilities by lessees for operating leases. The ASU requires lessees to recognize a right-of-use asset and related lease liability for all leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 using a modified retrospective approach through a cumulative-effect adjustment. Early adoption is permitted. We are currently evaluating our complete lease population. We expect, at a minimum, to recognize lease liabilities and corresponding right-of-use assets commensurate with the present value of the future minimum payments required under operating leases as disclosed in Note 8 Premises, Equipment and Leasehold Improvements in our 2016 Form 10-K. We do not expect a material change to the timing of our expense recognition.

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

Enhanced credit quality disclosures will be required including disaggregation of credit quality indicators by vintage. The development of an expected credit loss methodology and new disclosures will require significant data collection, building or enhancing loss models, and process re-development prior to

34    The PNC Financial Services Group, Inc. – Form 10-Q

adoption. The ASU is effective for us for the first quarter of 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We have established a company-wide, cross-functional governance structure. We continue to determine the required changes to our credit loss estimation methodologies, data and systems to be able to comply with the standard. We also continue to assess the impact of the standard; however, we expect the guidance will result in an increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. The magnitude of the increase in our allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date.

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

The PNC Financial Services Group, Inc. – Form 10-Q    35

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2017, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) were effective as of June 30, 2017, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•

Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting. These statements are based on our current view that the U.S. economy and the labor market will grow moderately in 2017, boosted by stable oil/energy prices, improving consumer spending and housing activity, and some federal fiscal policy stimulus as a result of the 2016 elections. Short-term interest rates and bond yields are expected to continue rising in 2017; inflation has slowed in the first half of 2017, but should gradually accelerate into 2018. Specifically, our business outlook reflects our expectation of continued steady growth in GDP, one 25 basis point increase in short-term interest rates by the Federal Reserve in December of 2017, and an announcement from the Federal Reserve that it will begin to reduce the size of its balance sheet in the fall of 2017. We are also assuming that long-term rates rise at a slower pace than short-term rates. These forward-looking statements also do not, unless otherwise indicated, take into account the impact of potential legal and regulatory contingencies.

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

36    The PNC Financial Services Group, Inc. – Form 10-Q

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

We provide greater detail regarding these as well as other factors in our 2016 Form 10-K, our first quarter 2017 Form 10-Q, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    37

CONSOLIDATED INCOME STATEMENT

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except per share data	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Interest Income
Loans	$2,040	$1,829	$3,944	$3,672
Investment securities	495	456	988	918
Other	139	99	262	201
Total interest income	2,674	2,384	5,194	4,791
Interest Expense
Deposits	143	104	263	209
Borrowed funds	273	212	513	416
Total interest expense	416	316	776	625
Net interest income	2,258	2,068	4,418	4,166
Noninterest Income
Asset management	398	377	801	718
Consumer services	360	354	692	691
Corporate services	434	403	827	728
Residential mortgage	104	165	217	265
Service charges on deposits	170	163	331	321
Other	336	264	658	570
Total noninterest income	1,802	1,726	3,526	3,293
Total revenue	4,060	3,794	7,944	7,459
Provision For Credit Losses	98	127	186	279
Noninterest Expense
Personnel	1,263	1,226	2,512	2,371
Occupancy	202	215	424	436
Equipment	281	240	532	474
Marketing	67	61	122	115
Other	666	618	1,291	1,245
Total noninterest expense	2,479	2,360	4,881	4,641
Income before income taxes and noncontrolling interests	1,483	1,307	2,877	2,539
Income taxes	386	318	706	607
Net income	1,097	989	2,171	1,932
Less: Net income attributable to noncontrolling interests	10	23	27	42
Preferred stock dividends	55	42	118	105
Preferred discount accretion and redemptions	2	1	23	3
Net income attributable to common shareholders	$1,030	$923	$2,003	$1,782
Earnings Per Common Share
Basic	$2.12	$1.84	$4.10	$3.54
Diluted	$2.10	$1.82	$4.05	$3.49
Average Common Shares Outstanding
Basic	484	497	486	499
Diluted	488	503	491	505

See accompanying Notes To Consolidated Financial Statements.

38    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Net income	$1,097	$989	$2,171	$1,932
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	151	273	220	777
Net unrealized gains (losses) on OTTI securities	62	17	97	(21)
Net unrealized gains (losses) on cash flow hedge derivatives	(10)	63	(87)	263
Pension and other postretirement benefit plan adjustments	45	3	(17)	15
Other	22	12	26	(15)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	270	368	239	1,019
Income tax benefit (expense) related to items of other comprehensive income	(89)	(164)	(72)	(413)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	181	204	167	606
Comprehensive income	1,278	1,193	2,338	2,538
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	23	27	42
Comprehensive income attributable to PNC	$1,268	$1,170	$2,311	$2,496

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    39

CONSOLIDATED BALANCE SHEET

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions, except par value	June 30 2017	December 31 2016
Assets
Cash and due from banks	$5,039	$4,879
Interest-earning deposits with banks	22,482	25,711
Loans held for sale (a)	2,030	2,504
Investment securities – available for sale	58,878	60,104
Investment securities – held to maturity	17,553	15,843
Loans (a)	218,034	210,833
Allowance for loan and lease losses	(2,561)	(2,589)
Net loans	215,473	208,244
Equity investments	10,819	10,728
Mortgage servicing rights	1,867	1,758
Goodwill	9,163	9,103
Other (a)	28,886	27,506
Total assets	$372,190	$366,380
Liabilities
Deposits
Noninterest-bearing	$79,550	$80,230
Interest-bearing	179,626	176,934
Total deposits	259,176	257,164
Borrowed funds
Federal Home Loan Bank borrowings	19,039	17,549
Bank notes and senior debt	26,054	22,972
Subordinated debt	6,111	8,009
Other (b)	5,202	4,176
Total borrowed funds	56,406	52,706
Allowance for unfunded loan commitments and letters of credit	304	301
Accrued expenses and other liabilities	10,119	9,355
Total liabilities	326,005	319,526
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,710	2,709
Capital surplus	16,326	16,651
Retained earnings	33,133	31,670
Accumulated other comprehensive income (loss)	(98)	(265)
Common stock held in treasury at cost: 62 and 57 shares	(5,987)	(5,066)
Total shareholders’ equity	46,084	45,699
Noncontrolling interests	101	1,155
Total equity	46,185	46,854
Total liabilities and equity	$372,190	$366,380
(a)	Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.8 billion, Loans of $.8 billion and Other assets of $.3 billion at June 30, 2017 and Loans held for sale of $2.4 billion, Loans of $.9 billion and Other assets of $.5 billion at December 31, 2016.
(b)	Our consolidated liabilities at both June 30, 2017 and December 31, 2016 included Other borrowed funds of $.1 billion for which we have elected the fair value option.
(c)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

40    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2017	2016
Operating Activities
Net income	$2,171	$1,932
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	186	279
Depreciation and amortization	568	561
Deferred income taxes	80	(68)
Changes in fair value of mortgage servicing rights	153	527
Gain on sales of Visa Class B common shares		(126)
Undistributed earnings of BlackRock	(198)	(148)
Net change in
Trading securities and other short-term investments	(1,076)	(865)
Loans held for sale	450	(728)
Other assets	501	(2,516)
Accrued expenses and other liabilities	(364)	2,179
Other	(187)	(266)
Net cash provided (used) by operating activities	2,284	761
Investing Activities
Sales
Securities available for sale	3,504	2,084
Loans	776	875
Repayments/maturities
Securities available for sale	5,389	4,895
Securities held to maturity	1,269	1,251
Purchases
Securities available for sale	(6,634)	(7,182)
Securities held to maturity	(2,788)	(1,587)
Loans	(315)	(504)
Net change in
Federal funds sold and resale agreements	(353)	(107)
Interest-earning deposits with banks	3,229	3,796
Loans	(7,080)	(3,659)
Net cash paid for acquisition	(1,323)
Other	(507)	49
Net cash provided (used) by investing activities	(4,833)	(89)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    41

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.

(continued from previous page)

Unaudited In millions	Six months ended June 30
	2017	2016
Financing Activities
Net change in
Noninterest-bearing deposits	$(663)	$(1,113)
Interest-bearing deposits	2,692	2,345
Federal funds purchased and repurchase agreements	440	(157)
Other borrowed funds	485	524
Sales/issuances
Federal Home Loan Bank borrowings	6,000
Bank notes and senior debt	4,063	2,856
Other borrowed funds	162	133
Common and treasury stock	68	29
Repayments/maturities
Federal Home Loan Bank borrowings	(4,510)	(2,053)
Bank notes and senior debt	(1,000)	(993)
Subordinated debt	(1,908)	38
Other borrowed funds	(88)	(475)
Redemption of noncontrolling interests	(1,000)
Acquisition of treasury stock	(1,374)	(1,054)
Preferred stock cash dividends paid	(118)	(105)
Common stock cash dividends paid	(540)	(516)
Net cash provided (used) by financing activities	2,709	(541)
Net Increase (Decrease) In Cash And Due From Banks	160	131
Cash and due from banks at beginning of period	4,879	4,065
Cash and due from banks at end of period	$5,039	$4,196
Supplemental Disclosures
Interest paid	$793	$664
Income taxes paid	$30	$284
Income taxes refunded	$11	$35
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$233	$367
Transfer from loans to foreclosed assets	$112	$158

See accompanying Notes To Consolidated Financial Statements.

42    The PNC Financial Services Group, Inc. – Form 10-Q

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

Recently Adopted Accounting Standards

We did not adopt any new accounting standards that had a significant impact during the second quarter of 2017.

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

The PNC Financial Services Group, Inc. – Form 10-Q    43

The following table provides cash flows associated with our loan sale and servicing activities.

Table 31: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
CASH FLOWS – Three months ended June 30, 2017
Sales of loans (b)	$1,323	$742
Repurchases of previously transferred loans (c)	$97
Servicing fees (d)	$92	$30
Servicing advances recovered/(funded), net	$42	$(5)
Cash flows on mortgage-backed securities held (e)	$345	$54
CASH FLOWS – Three months ended June 30, 2016
Sales of loans (b)	$1,408	$804
Repurchases of previously transferred loans (c)	$103
Servicing fees (d)	$93	$32
Servicing advances recovered/(funded), net	$48	$(24)
Cash flows on mortgage-backed securities held (e)	$417	$92
CASH FLOWS – Six months ended June 30, 2017
Sales of loans (b)	$2,917	$2,359
Repurchases of previously transferred loans (c)	$228
Servicing fees (d)	$186	$63
Servicing advances recovered/(funded), net	$84	$26
Cash flows on mortgage-backed securities held (e)	$694	$183
CASH FLOWS – Six months ended June 30, 2016
Sales of loans (b)	$2,846	$1,454
Repurchases of previously transferred loans (c)	$263
Servicing fees (d)	$186	$62
Servicing advances recovered/(funded), net	$76	$7
Cash flows on mortgage-backed securities held (e)	$769	$197
(a)	Represents cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.
(c)	Includes residential mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our removal of account provision option, and loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.
(d)	Includes contractually specified servicing fees, late charges and ancillary fees.
(e)	Represents cash flows on securities we hold issued by a securitization SPE in which we transferred to and/or services loans. The carrying values of such securities held were $7.2 billion in residential mortgage-backed securities and $.7 billion in commercial mortgage-backed securities at June 30, 2017 and $6.4 billion in residential mortgage-backed securities and $1.1 billion in commercial mortgage-backed securities at June 30, 2016. Additionally, at December 31, 2016, the carrying values of such securities held were $6.9 billion in residential mortgage-backed securities and $.9 billion in commercial mortgage-backed securities.

Table 32 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans.

Table 32: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
June 30, 2017
Total principal balance	$60,864	$45,799
Delinquent loans (b)	$944	$702
December 31, 2016
Total principal balance	$66,081	$45,855
Delinquent loans (b)	$1,422	$941
Three months ended June 30, 2017
Net charge-offs (c)	$24	$56
Three months ended June 30, 2016
Net charge-offs (c)	$28	$157
Six months ended June 30, 2017
Net charge-offs (c)	$49	$411
Six months ended June 30, 2016
Net charge-offs (c)	$54	$1,069
(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.
(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(c)	Net charge-offs for Residential mortgages represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for commercial mortgage backed securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

44    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 33: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
June 30, 2017
Mortgage-Backed Securitizations (b)	$8,083	$8,083	(c)
Tax Credit Investments and Other	3,200	3,143	(d)	$817	(e)
Total	$11,283	$11,226		$817
December 31, 2016
Mortgage-Backed Securitizations (b)	$8,003	$8,003	(c)
Tax Credit Investments and Other	3,083	3,043	(d)	$823	(e)
Total	$11,086	$11,046		$823
(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable).
(b)	Amounts reflect involvement with securitization SPEs where we transferred to and/or service loans for an SPE and we hold securities issued by that SPE. Values disclosed in the PNC Risk of Loss column represent our maximum exposure to loss for those securities’ holdings.
(c)	Included in Investment securities, Mortgage servicing rights and Other assets on our Consolidated Balance Sheet.
(d)	Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During the six months ended June 30, 2017, we recognized $.1 billion of amortization, $.1 billion of tax credits, and $42 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes. The amounts for the second quarter of 2017 were $57 million, $61 million and $21 million, respectively.

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

See Note 1 Accounting Policies in our 2016 Form 10-K for additional information on our loan related policies.

The PNC Financial Services Group, Inc. – Form 10-Q    45

The following tables display the delinquency status of our loans and our nonperforming assets at June 30, 2017 and December 31, 2016, respectively.

Table 34: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d)
June 30, 2017
Commercial Lending
Commercial	$107,954	$42	$26	$50	$118		$468		$17	$108,557
Commercial real estate	29,294	4	1	2	7		127		61	29,489
Equipment lease financing	7,709	2	4		6		4			7,719
Total commercial lending	144,957	48	31	52	131		599		78	145,765
Consumer Lending
Home equity	27,298	61	24		85		837		999	29,219
Residential real estate	13,183	129	69	411	609	(b)	439	$204	1,614	16,049
Credit card	5,116	34	20	36	90		5			5,211
Other consumer
Automobile	12,362	44	12	4	60		66			12,488
Education and other	8,940	117	63	171	351	(b)	11			9,302
Total consumer lending	66,899	385	188	622	1,195		1,358	204	2,613	72,269
Total	$211,856	$433	$219	$674	$1,326		$1,957	$204	$2,691	$218,034
Percentage of total loans	97.17%	.20%	.10%	.31%	.61%		.90%	.09%	1.23%	100.00%
December 31, 2016
Commercial Lending
Commercial	$100,710	$81	$20	$39	$140		$496		$18	$101,364
Commercial real estate	28,769	5	2		7		143		91	29,010
Equipment lease financing	7,535	29	1		30		16			7,581
Total commercial lending	137,014	115	23	39	177		655		109	137,955
Consumer Lending
Home equity	27,820	64	30		94		914		1,121	29,949
Residential real estate	12,425	159	68	500	727	(b)	501	$219	1,726	15,598
Credit card	5,187	33	21	37	91		4			5,282
Other consumer
Automobile	12,257	51	12	5	68		55			12,380
Education and other	9,235	140	78	201	419	(b)	15			9,669
Total consumer lending	66,924	447	209	743	1,399		1,489	219	2,847	72,878
Total	$203,938	$562	$232	$782	$1,576		$2,144	$219	$2,956	$210,833
Percentage of total loans	96.73%	.27%	.11%	.37%	.75%		1.02%	.10%	1.40%	100.00%
(a)	Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.
(b)	Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $.5 billion and $.6 billion and Education and other consumer loans totaling $.3 billion and $.4 billion at June 30, 2017 and December 31, 2016, respectively.
(c)	Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(d)	Net of unearned income, net deferred loan fees, unamortized discounts & premiums and purchase discounts & premiums totaling $1.2 billion and $1.3 billion at June 30, 2017 and December 31, 2016, respectively.

46    The PNC Financial Services Group, Inc. – Form 10-Q

At June 30, 2017, we pledged $22.1 billion of commercial loans to the Federal Reserve Bank (FRB) and $61.8 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2016 were $22.0 billion and $60.8 billion, respectively.

Table 35: Nonperforming Assets

Dollars in millions	June 30 2017	December 31 2016
Nonperforming loans
Total commercial lending	$599	$655
Total consumer lending (a)	1,358	1,489
Total nonperforming loans (b)	1,957	2,144
OREO, foreclosed and other assets	196	230
Total nonperforming assets	$2,153	$2,374
Nonperforming loans to total loans	.90%	1.02%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.99%	1.12%
Nonperforming assets to total assets	.58%	.65%
(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)	The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.4 billion at both June 30, 2017 and December 31, 2016, which included $.2 billion of loans that are government insured/guaranteed.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies in our 2016 Form 10-K and the TDR section of this Note 3.

Total nonperforming loans in Table 35 include TDRs of $1.1 billion at both June 30, 2017 and December 31, 2016. TDRs that are performing, including consumer credit card TDR loans, totaled $1.1 billion at June 30, 2017 and December 31, 2016 and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual status and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See the TDRs section of this Note 3 for more information on TDRs.

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

Table 36: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (b)	Substandard (c)	Doubtful (d)	Total Loans
June 30, 2017
Commercial	$103,444	$1,853	$3,140	$120	$108,557
Commercial real estate	28,908	157	411	13	29,489
Equipment lease financing	7,542	84	91	2	7,719
Total commercial lending	$139,894	$2,094	$3,642	$135	$145,765
December 31, 2016
Commercial	$96,231	$1,612	$3,449	$72	$101,364
Commercial real estate	28,561	98	327	24	29,010
Equipment lease financing	7,395	89	91	6	7,581
Total commercial lending	$132,187	$1,799	$3,867	$102	$137,955
(a)	Loans are classified as “Pass”, “Special Mention”, “Substandard” and “Doubtful” based on the Regulatory Classification definitions. We use PDs and LGDs to rate commercial loans and apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in this table.
(b)	Special Mention rated loans have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects at some future date. These loans do not expose us to sufficient risk to warrant a more adverse classification at the reporting date.

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    47

(continued from previous page)

(c)	Substandard rated loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
(d)	Doubtful rated loans possess all the inherent weaknesses of a Substandard loan with the additional characteristics that the weakness makes collection or liquidation in full improbable due to existing facts, conditions and values.

Consumer Lending Asset Classes

See Note 3 Asset Quality in our 2016 Form 10-K for additional information related to our Consumer Lending asset classes, including discussion around the asset quality indicators that we use to monitor and manage the credit risk associated with each loan class.

Home Equity and Residential Real Estate Loan Classes

The following table presents asset quality indicators for home equity and residential real estate balances, excluding consumer purchased impaired loans of $2.6 billion and $2.8 billion at June 30, 2017 and December 31, 2016, respectively, and government insured or guaranteed residential real estate mortgages of $.8 billion at both June 30, 2017 and December  31, 2016.

Table 37: Asset Quality Indicators for Home Equity and Residential Real Estate Loans – Excluding Purchased Impaired and Government Insured or Guaranteed Loans (a)

	Home Equity		Residential Real Estate
June 30, 2017 – in millions	1st Liens	2nd Liens		Total
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$138	$537	$165	$840
Less than or equal to 660 (b)	23	92	43	158
Missing FICO	1	8	2	11
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	345	1,049	309	1,703
Less than or equal to 660 (b)	60	182	92	334
Missing FICO	3	10	7	20
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	430	1,043	439	1,912
Less than or equal to 660	61	150	69	280
Missing FICO	2	7	8	17
Less than 90% and updated FICO scores:
Greater than 660	14,146	7,800	11,682	33,628
Less than or equal to 660	1,274	764	584	2,622
Missing FICO	42	53	275	370
Total home equity and residential real estate loans	$16,525	$11,695	$13,675	$41,895

48    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2016 – in millions	Home Equity		Residential Real Estate	Total
	1st Liens	2nd Liens
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$161	$629	$174	$964
Less than or equal to 660 (b)	32	110	35	177
Missing FICO	1	9	2	12
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	394	1,190	345	1,929
Less than or equal to 660 (b)	66	211	76	353
Missing FICO	3	10	7	20
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	453	1,100	463	2,016
Less than or equal to 660	77	171	78	326
Missing FICO	1	8	6	15
Less than 90% and updated FICO scores:
Greater than 660	14,047	7,913	11,153	33,113
Less than or equal to 660	1,323	822	586	2,731
Missing FICO	42	55	102	199
Missing LTV and updated FICO scores:
Greater than 660			1	1
Total home equity and residential real estate loans	$16,600	$12,228	$13,028	$41,856
(a)	Amounts shown represent recorded investment.
(b)	Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%. The following states had the highest percentage of higher risk loans at June 30, 2017: New Jersey 16%, Pennsylvania 13%, Illinois 12%, Ohio 9%, Maryland 8%, Florida 6%, Michigan 5% and North Carolina 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 27% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2016: New Jersey 16%, Pennsylvania 14%, Illinois 12%, Ohio 10%, Florida 7%, Maryland 6%, Michigan 4% and North Carolina 4%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 27% of the higher risk loans.

The PNC Financial Services Group, Inc. – Form 10-Q    49

Credit Card and Other Consumer Loan Classes

The following table presents asset quality indicators for the credit card and other consumer loan classes.

Table 38: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card		Other Consumer (a)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
June 30, 2017
FICO score greater than 719	$3,162	60%	$10,255	64%
650 to 719	1,455	28	4,076	26
620 to 649	221	4	587	4
Less than 620	235	5	647	4
No FICO score available or required (b)	138	3	371	2
Total loans using FICO credit metric	5,211	100%	15,936	100%
Consumer loans using other internal credit metrics (a)			5,854
Total loan balance	$5,211		$21,790
Weighted-average updated FICO score (b)		735		743
December 31, 2016
FICO score greater than 719	$3,244	61%	$10,247	65%
650 to 719	1,466	28	3,873	25
620 to 649	215	4	552	3
Less than 620	229	4	632	4
No FICO score available or required (b)	128	3	489	3
Total loans using FICO credit metric	5,282	100%	15,793	100%
Consumer loans using other internal credit metrics (a)			6,256
Total loan balance	$5,282		$22,049
Weighted-average updated FICO score (b)		736		744
(a)	We use updated FICO scores as an asset quality indicator for non-government guaranteed or insured education loans, automobile loans and other secured and unsecured lines and loans. We use internal credit metrics, such as delinquency status, geography or other factors, as an asset quality indicator for government guaranteed or insured education loans and consumer loans to high net worth individuals, as internal credit metrics are more relevant than FICO scores for these types of loans.
(b)	Credit card loans and other consumer loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name and/or cards secured by collateral. Management proactively assesses the risk and size of this loan portfolio and, when necessary, takes actions to mitigate the credit risk. Weighted-average updated FICO score excludes accounts with no FICO score available or required.

Troubled Debt Restructurings (TDRs)

Table 39 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ recorded investment as a result of becoming a TDR during the three and six months ended June 30, 2017 and June 30, 2016. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2016 Form 10-K for additional discussion of TDRs.

Table 39: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended June 30, 2017 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	33	$177			$156	$156
Total consumer lending	2,975	54		$43	16	59
Total TDRs	3,008	$231		$43	$172	$215

During the three months ended June 30, 2016 Dollars in millions
Total commercial lending	30	$204		$42	$141	$183
Total consumer lending	2,670	57		38	16	54
Total TDRs	2,700	$261		$80	$157	$237

50    The PNC Financial Services Group, Inc. – Form 10-Q

During the six months ended June 30, 2017 Dollars in millions	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
			Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	82	$212	$4	$6	$161	$171
Total consumer lending	5,874	127		80	47	127
Total TDRs	5,956	$339	$4	$86	$208	$298

During the six months ended June 30, 2016 Dollars in millions

Total commercial lending	72	$372		$52	$283	$335
Total consumer lending	5,635	125		82	36	118
Total TDRs	5,707	$497		$134	$319	$453
(a)	Impact of partial charge-offs at TDR date are included in this table.
(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.
(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2017 and January 1, 2016, respectively, and (ii) subsequently defaulted during the three and six months ended June 30, 2017 totaled $42 million and $68 million, respectively. The comparable amounts for the three months and six months ended June 30, 2016 totaled $38 million and $59 million, respectively.

Impaired Loans

Impaired loans include commercial and consumer nonperforming loans and TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the six months ended June 30, 2017 and June 30, 2016. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 40: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance	Average Recorded Investment (a)
June 30, 2017
Impaired loans with an associated allowance
Total commercial lending	$981	$503	$111	$451
Total consumer lending	1,054	1,001	194	1,120
Total impaired loans with an associated allowance	$2,035	$1,504	$305	$1,571
Impaired loans without an associated allowance
Total commercial lending	$388	$288		$318
Total consumer lending	1,114	717		637
Total impaired loans without an associated allowance	$1,502	$1,005		$955
Total impaired loans	$3,537	$2,509	$305	$2,526
December 31, 2016
Impaired loans with an associated allowance
Total commercial lending	$742	$477	$105	$497
Total consumer lending	1,237	1,185	226	1,255
Total impaired loans with an associated allowance	$1,979	$1,662	$331	$1,752
Impaired loans without an associated allowance
Total commercial lending	$447	$322		$365
Total consumer lending	982	608		604
Total impaired loans without an associated allowance	$1,429	$930		$969
Total impaired loans	$3,408	$2,592	$331	$2,721
(a)	Average recorded investment is for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    51

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

Table 41: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
June 30, 2017
Allowance for Loan and Lease Losses
January 1	$1,534	$1,055	$2,589
Charge-offs	(106)	(286)	(392)
Recoveries	61	103	164
Net charge-offs	(45)	(183)	(228)
Provision for credit losses	107	79	186
Net change in allowance for unfunded loan commitments and letters of credit	(1)	(2)	(3)
Other	1	16	17
June 30	$1,596	$965	$2,561
TDRs individually evaluated for impairment	$50	$194	$244
Other loans individually evaluated for impairment	61		61
Loans collectively evaluated for impairment	1,460	488	1,948
Purchased impaired loans	25	283	308
June 30	$1,596	$965	$2,561
Loan Portfolio
TDRs individually evaluated for impairment	$488	$1,718	$2,206
Other loans individually evaluated for impairment	303		303
Loans collectively evaluated for impairment	144,896	67,119	212,015
Fair value option loans (a)		819	819
Purchased impaired loans	78	2,613	2,691
June 30	$145,765	$72,269	$218,034
Portfolio segment ALLL as a percentage of total ALLL	62%	38%	100%
Ratio of the allowance for loan and lease losses to total loans	1.09%	1.34%	1.17%
June 30, 2016
Allowance for Loan and Lease Losses
January 1	$1,605	$1,122	$2,727
Charge-offs	(187)	(262)	(449)
Recoveries	88	78	166
Net charge-offs	(99)	(184)	(283)
Provision for credit losses	153	126	279
Net change in allowance for unfunded loan commitments and letters of credit	(41)	(1)	(42)
Other		4	4
June 30	$1,618	$1,067	$2,685
TDRs individually evaluated for impairment	$103	$254	$357
Other loans individually evaluated for impairment	64		64
Loans collectively evaluated for impairment	1,407	532	1,939
Purchased impaired loans	44	281	325
June 30	$1,618	$1,067	$2,685
Loan Portfolio
TDRs individually evaluated for impairment	$588	$1,860	$2,448
Other loans individually evaluated for impairment	372		372
Loans collectively evaluated for impairment	135,924	66,225	202,149
Fair value option loans (a)		851	851
Purchased impaired loans	138	3,098	3,236
June 30	$137,022	$72,034	$209,056
Portfolio segment ALLL as a percentage of total ALLL	60%	40%	100%
Ratio of the allowance for loan and lease losses to total loans	1.18%	1.48%	1.28%
(a)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.

52    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 5 INVESTMENT SECURITIES

Table 42: Investment Securities Summary

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
June 30, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$13,035	$194	$(44)	$13,185
Residential mortgage-backed
Agency	26,399	167	(219)	26,347
Non-agency	2,825	273	(30)	3,068
Commercial mortgage-backed
Agency	1,886	5	(28)	1,863
Non-agency	3,214	29	(11)	3,232
Asset-backed	5,926	68	(7)	5,987
Other debt	4,579	141	(13)	4,707
Total debt securities	57,864	877	(352)	58,389
Corporate stocks and other	491		(2)	489
Total securities available for sale	$58,355	$877	$(354)	$58,878
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$535	$41	$(11)	$565
Residential mortgage-backed
Agency	13,123	89	(131)	13,081
Non-agency	179	7		186
Commercial mortgage-backed
Agency	797	16		813
Non-agency	554	12		566
Asset-backed	361	1		362
Other debt	2,004	109	(17)	2,096
Total securities held to maturity	$17,553	$275	$(159)	$17,669
December 31, 2016
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$13,100	$151	$(77)	$13,174
Residential mortgage-backed
Agency	26,245	170	(287)	26,128
Non-agency	3,191	227	(52)	3,366
Commercial mortgage-backed
Agency	2,150	3	(34)	2,119
Non-agency	4,023	29	(27)	4,025
Asset-backed	5,938	52	(22)	5,968
Other debt	4,656	104	(37)	4,723
Total debt securities	59,303	736	(536)	59,503
Corporate stocks and other	603		(2)	601
Total securities available for sale	$59,906	$736	$(538)	$60,104
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$527	$35	$(22)	$540
Residential mortgage-backed
Agency	11,074	68	(161)	10,981
Non-agency	191	7		198
Commercial mortgage-backed
Agency	903	24		927
Non-agency	567	10		577
Asset-backed	558		(2)	556
Other debt	2,023	76	(12)	2,087
Total securities held to maturity	$15,843	$220	$(197)	$15,866

The PNC Financial Services Group, Inc. – Form 10-Q    53

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At June 30, 2017, Accumulated other comprehensive income included pretax gains of $61 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 43 presents gross unrealized losses and fair value of debt securities at June 30, 2017 and December 31, 2016. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of OTTI has been recognized in Accumulated other comprehensive income (loss).

Table 43: Gross Unrealized Loss and Fair Value of Debt Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(35)	$2,125	$(9)	$872	$(44)	$2,997
Residential mortgage-backed
Agency	(201)	14,681	(18)	737	(219)	15,418
Non-agency	(1)	112	(29)	554	(30)	666
Commercial mortgage-backed
Agency	(27)	1,549	(1)	35	(28)	1,584
Non-agency	(10)	731	(1)	262	(11)	993
Asset-backed	(2)	1,054	(5)	408	(7)	1,462
Other debt	(11)	1,002	(2)	234	(13)	1,236
Total debt securities available for sale	$(287)	$21,254	$(65)	$3,102	$(352)	$24,356
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(11)	$251			$(11)	$251
Residential mortgage-backed
Agency	(125)	7,617	$(6)	$144	(131)	7,761
Commercial mortgage-backed
Agency	(a )	55	(a )	2	(a )	57
Asset-backed			(a )	7	(a )	7
Other debt	(17)	133	(a )	1	(17)	134
Total debt securities held to maturity	$(153)	$8,056	$(6)	$154	$(159)	$8,210
December 31, 2016
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(57)	$3,108	$(20)	$2,028	$(77)	$5,136
Residential mortgage-backed
Agency	(267)	16,942	(20)	922	(287)	17,864
Non-agency	(1)	109	(51)	1,119	(52)	1,228
Commercial mortgage-backed
Agency	(33)	1,577	(1)	86	(34)	1,663
Non-agency	(14)	880	(13)	987	(27)	1,867
Asset-backed	(5)	1,317	(17)	902	(22)	2,219
Other debt	(33)	1,827	(4)	243	(37)	2,070
Total debt securities available for sale	$(410)	$25,760	$(126)	$6,287	$(536)	$32,047
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(22)	$238			$(22)	$238
Residential mortgage-backed
Agency	(153)	8,041	$(8)	$161	(161)	8,202
Asset-backed			(2)	451	(2)	451
Other debt	(12)	146	(a )	1	(12)	147
Total debt securities held to maturity	$(187)	$8,425	$(10)	$613	$(197)	$9,038
(a)	The unrealized loss on these securities was less than $.5 million.

54    The PNC Financial Services Group, Inc. – Form 10-Q

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in Table 43, as of June 30, 2017 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI, as discussed in Note 1 Accounting Policies of the 2016 Form 10-K. For those securities on our balance sheet at June 30, 2017, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities.

The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower. During 2017 and 2016, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities were not significant.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 44: Gains (Losses) on Sales of Securities Available for Sale

Six months ended June 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
2017	$3,526	$29	$(18)	$11	$4
2016	$2,093	$14	$(1)	$13	$5

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June  30, 2017.

Table 45: Contractual Maturity of Debt Securities

June 30, 2017 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$156	$6,484	$5,008	$1,387	$13,035
Residential mortgage-backed
Agency	1	68	556	25,774	26,399
Non-agency	1			2,824	2,825
Commercial mortgage-backed
Agency	77	195	697	917	1,886
Non-agency	2	99	108	3,005	3,214
Asset-backed	34	2,113	2,046	1,733	5,926
Other debt	532	2,172	569	1,306	4,579
Total debt securities available for sale	$803	$11,131	$8,984	$36,946	$57,864
Fair value	$807	$11,198	$9,050	$37,334	$58,389
Weighted-average yield, GAAP basis	2.86%	2.15%	2.18%	2.92%	2.66%
Securities Held to Maturity
U.S. Treasury and government agencies			$177	$358	$535
Residential mortgage-backed
Agency		$46	387	12,690	13,123
Non-agency				179	179
Commercial mortgage-backed
Agency	$153	586	4	54	797
Non-agency				554	554
Asset-backed			265	96	361
Other debt	15	233	944	812	2,004
Total debt securities held to maturity	$168	$865	$1,777	$14,743	$17,553
Fair value	$168	$889	$1,859	$14,753	$17,669
Weighted-average yield, GAAP basis	3.53%	3.60%	3.50%	3.20%	3.25%

The PNC Financial Services Group, Inc. – Form 10-Q    55

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At June 30, 2017, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity. The FNMA investments had a total amortized cost of $30.6 billion and fair value of $30.5 billion.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 46: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30 2017	December 31 2016
Pledged to others	$8,822	$9,493
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,321	$912
Permitted amount repledged to others	$1,224	$799

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

56    The PNC Financial Services Group, Inc. – Form 10-Q

Table 47: Fair Value Measurements – Recurring Basis Summary

	June 30, 2017				December 31, 2016
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$845	$5	$850		$1,008	$2	$1,010
Commercial mortgage loans held for sale			982	982			1,400	1,400
Securities available for sale
U.S. Treasury and government agencies	$12,588	597		13,185	$12,572	602		13,174
Residential mortgage-backed
Agency		26,347		26,347		26,128		26,128
Non-agency		104	2,964	3,068		112	3,254	3,366
Commercial mortgage-backed
Agency		1,863		1,863		2,119		2,119
Non-agency		3,232		3,232		4,025		4,025
Asset-backed		5,626	361	5,987		5,565	403	5,968
Other debt		4,629	78	4,707		4,657	66	4,723
Total debt securities	12,588	42,398	3,403	58,389	12,572	43,208	3,723	59,503
Corporate stocks and other	428	61		489	541	60		601
Total securities available for sale	13,016	42,459	3,403	58,878	13,113	43,268	3,723	60,104
Loans		529	290	819		558	335	893
Equity investments (a)			987	1,259			1,331	1,381
Residential mortgage servicing rights			1,249	1,249			1,182	1,182
Commercial mortgage servicing rights			618	618			576	576
Trading securities (b)	1,067	2,018	2	3,087	1,458	1,169	2	2,629
Financial derivatives (b) (c)	4	3,230	22	3,256	10	4,566	40	4,616
Other	272	273	89	634	266	312	239	817
Total assets	$14,359	$49,354	$7,647	$71,632	$14,847	$50,881	$8,830	$74,608
Liabilities
Other borrowed funds	$1,170	$227	$8	$1,405	$799	$161	$10	$970
Financial derivatives (c) (d)	2	2,445	248	2,695	1	3,424	414	3,839
Other liabilities			33	33			9	9
Total liabilities	$1,172	$2,672	$289	$4,133	$800	$3,585	$433	$4,818
(a)	Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheet.
(b)	Included in Other assets on the Consolidated Balance Sheet.
(c)	Amounts at June 30, 2017 and December 31, 2016, are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 9 Financial Derivatives for additional information related to derivative offsetting.
(d)	Included in Other liabilities on the Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    57

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2017 and 2016 follow:

Table 48: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended June 30, 2017

		Total realized / unrealized gains or losses for the period (a)									Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2017 (a) (b)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2017	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2017
Assets
Residential mortgage loans held for sale	$4			$4	$(1)			$3	$(5)	$5
Commercial mortgage loans held for sale	581	$28			(743)	$1,144	$(28)			982
Securities available for sale
Residential mortgage-backed non-agency	3,096	24	$51				(207)			2,964
Commercial mortgage-backed non-agency		12			(12)
Asset-backed	366	4	11				(20)			361
Other debt	75		3	1			(1)			78
Total securities available for sale	3,537	40	65	1	(12)		(228)			3,403
Loans	323	(6)		18	(15)		(18)	4	(16)	290	$(8)
Equity investments	1,106	61		44	(224)					987	22
Residential mortgage servicing rights	1,261	(48)		71		11	(46)			1,249	(42)
Commercial mortgage servicing rights	606	1		21		17	(27)			618
Trading securities	2									2
Financial derivatives	24	18		2			(22)			22	16
Other assets	82	7								89	8
Total assets	$7,526	$101	$65	$161	$(995)	$1,172	$(369)	$7	$(21)	$7,647	$(4)
Liabilities
Other borrowed funds	$7					$16	$(15)			$8
Financial derivatives	254	$9					(15)			248	$12
Other liabilities	31	3				72	(73)			33	3
Total liabilities	$292	$12				$88	$(103)			$289	$15
Net gains (losses)		$89 (c)									$(19	) (d)

58    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended June 30, 2016

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2016 (a) (b)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2016	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3		Transfers out of Level 3	Fair Value June 30, 2016
Assets
Residential mortgage loans held for sale	$4				$3				$3		$(4)	$6
Commercial mortgage loans held for sale	655	$21				$(805)	$1,129	$(19)				981	$12
Securities available for sale
Residential mortgage-backed non-agency	3,810	11		$17		(60)		(221)				3,557
Asset-backed	451	3		4				(22)				436
Other debt	44			1	7	(2)		(2)				48
Total securities available for sale	4,305	14		22	7	(62)		(245)				4,041
Loans	329	1			22	(6)		(17)			(12)	317	1
Equity investments	1,156	15			95	(146)			233	(e)		1,353	13
Residential mortgage servicing rights	863	(113)			53		12	(41)				774	(113)
Commercial mortgage servicing rights	460	(9)			6		14	(23)				448	(9)
Trading securities	2											2
Financial derivatives	41	35			1			(26)				51	32
Other	214	1										215	1
Total assets	$8,029	$(35)		$22	$187	$(1,019)	$1,155	$(371)	$236		$(16)	$8,188	$(63)
Liabilities
Other borrowed funds	$8						$17	$(17)				$8
Financial derivatives	333	$62				$1		(11)				385	$65
Other liabilities	14	1					34	(36)				13
Total liabilities	$355	$63				$1	$51	$(64)				$406	$65
Net gains (losses)		$(98	) (c)										$(128	) (d)

The PNC Financial Services Group, Inc. – Form 10-Q    59

Six Months Ended June 30, 2017

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2017 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2016	Included in Earnings	Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2017
Assets
Residential mortgage loans held for sale	$2			$6	$(1)			$5	$(7)		$5
Commercial mortgage loans held for sale	1,400	$37			(2,360)	$1,945	$(40)				982
Securities available for sale
Residential mortgage-backed non-agency	3,254	50	$69				(409)				2,964	$(1)
Commercial mortgage-backed non-agency		12			(12)
Asset-backed	403	8	15		(25)		(40)				361
Other debt	66		12	2	(1)		(1)				78
Total securities available for sale	3,723	70	96	2	(38)		(450)				3,403	(1)
Loans	335	(5)		40	(19)		(37)	6	(30)		290	(7)
Equity investments	1,331	157		81	(399)				(183	) (e)	987	88
Residential mortgage servicing rights	1,182	(30)		154		28	(85)				1,249	(29)
Commercial mortgage servicing rights	576	14		34		46	(52)				618
Trading securities	2										2
Financial derivatives	40	17		2			(37)				22	35
Other assets	239	5					(155)				89	6
Total assets	$8,830	$265	$96	$319	$(2,817)	$2,019	$(856)	$11	$(220)		$7,647	$92
Liabilities
Other borrowed funds	$10					$35	$(37)				$8
Financial derivatives	414	$18			$2		(186)				248	$34
Other liabilities	9	19				149	(144)				33	19
Total liabilities	$433	$37			$2	$184	$(367)				$289	$53
Net gains (losses)		$228 (c)										$39 (d)

60    The PNC Financial Services Group, Inc. – Form 10-Q

Six Months Ended June 30, 2016

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2016 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2015	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3		Transfers out of Level 3	Fair Value June 30, 2016
Assets
Residential mortgage loans held for sale	$5				$6	$(1)			$5		$(9)	$6
Commercial mortgage loans held for sale	641	$37				(1,454)	$1,776	$(19)				981	$13
Securities available for sale
Residential mortgage-backed non-agency	4,008	33		$(28)		(60)		(396)				3,557	(1)
Asset-backed	482	6		(8)				(44)				436
Other debt	45				9	(4)		(2)				48
Total securities available for sale	4,535	39		(36)	9	(64)		(442)				4,041	(1)
Loans	340	3			55	(14)		(42)			(25)	317	2
Equity investments	1,098	66			118	(162)			233	(e)		1,353	63
Residential mortgage servicing rights	1,063	(339)			105		23	(78)				774	(336)
Commercial mortgage servicing rights	526	(64)			9		23	(46)				448	(64)
Trading securities	3							(1)				2
Financial derivatives	31	69			1			(50)				51	65
Other assets	364	(8)		(2)		(1)		(138)				215	(10)
Total assets	$8,606	$(197)		$(38)	$303	$(1,696)	$1,822	$(816)	$238		$(34)	$8,188	$(268)
Liabilities
Other borrowed funds	$12						$40	$(44)				$8
Financial derivatives	473	$69				$3		(160)				385	$69
Other liabilities	10	1					72	(70)				13
Total liabilities	$495	$70				$3	$112	$(274)				$406	$69
Net gains (losses)		$(267	) (c)										$(337	) (d)
(a)	Losses for assets are bracketed while losses for liabilities are not.
(b)	The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(c)	Net gains (losses) realized and unrealized included in earnings related to Level 3 assets and liabilities included amortization and accretion. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement and the remaining net gains (losses) realized and unrealized were included in Noninterest income on the Consolidated Income Statement.
(d)	Net unrealized gains (losses) related to assets and liabilities held at the end of the reporting period were included in Noninterest income on the Consolidated Income Statement.
(e)	Reflects transfers into and out of Level 3 associated with changes in valuation methodology for certain equity investments subject to the Volcker Rule provisions of the Dodd-Frank Act.

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

The PNC Financial Services Group, Inc. – Form 10-Q    61

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 49: Fair Value Measurements – Recurring Quantitative Information

June 30, 2017

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Commercial mortgage loans held for sale	$982	Discounted cash flow	Spread over the benchmark curve (a) Estimated servicing cash flows	46bps - 50,685bps (820bps) 0.0% - 4.2% (1.1%)
Residential mortgage-backed non-agency securities	2,964	Priced by a third-party vendor using a discounted cash flow	Constant prepayment rate (CPR) Constant default rate (CDR)	1.0% - 24.7% (8.0%) 0.0% - 16.7% (5.2%)
		pricing model	Loss severity	20.0% - 96.7% (53.3%)
			Spread over the benchmark curve (a)	201bps weighted average
Asset-backed securities	361	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 18.0% (6.9%)
		using a discounted cash flow	Constant default rate (CDR)	2.0% - 13.9% (6.4%)
		pricing model	Loss severity	24.2% - 100.0% (75.3%)
			Spread over the benchmark curve (a)	203bps weighted average
Loans	116	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (85.7%)
			Loss severity	0.0% - 100.0% (21.0%)
			Discount rate	4.9% - 7.5% (5.2%)
	105	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	4.5% weighted average
	69	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (59.8%)
Equity investments	987	Multiple of adjusted earnings	Multiple of earnings	4.5x - 12.0x (7.8x)
Residential mortgage servicing rights	1,249	Discounted cash flow	Constant prepayment rate (CPR)	0.0% - 41.8% (10.0%)
			Spread over the benchmark curve (a)	326bps - 1,898bps (845bps)
Commercial mortgage servicing rights	618	Discounted cash flow	Constant prepayment rate (CPR) Discount rate	7.3% - 13.9% (8.1%) 6.3% - 7.7% (7.6%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(154)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa	164.4% weighted average
			Class A share price	14.0%
			Estimated length of litigation
			resolution date	Q2 2019
Insignificant Level 3 assets, net of liabilities (c)	61

Total Level 3 assets, net of liabilities (d)	$7,358

62    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2016

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Commercial mortgage loans held for sale	$1,400	Discounted cash flow	Spread over the benchmark curve (a) Estimated servicing cash flows	42bps - 1,725bps (362bps) 0.0% - 7.3% (1.5%)
Residential mortgage-backed non-agency securities	3,254	Priced by a third-party vendor using a discounted cash flow	Constant prepayment rate (CPR) Constant default rate (CDR)	1.0% - 24.2% (7.2%) 0.0% - 16.7% (5.3%)
		pricing model	Loss severity	10.0% - 98.5% (53.5%)
			Spread over the benchmark curve (a)	236bps weighted average
Asset-backed securities	403	Priced by a third-party vendor	Constant prepayment rate (CPR)	1.0% - 16.0% (6.4%)
		using a discounted cash flow	Constant default rate (CDR)	2.0% - 13.9% (6.6%)
		pricing model	Loss severity	24.2% - 100.0% (77.3%)
			Spread over the benchmark curve (a)	278bps weighted average
Loans	141	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (86.9%)
			Loss severity	0.0% - 100.0% (22.9%)
			Discount rate	4.7% - 6.7% (5.1%)
	116	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	4.2% weighted average
	78	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (57.9%)
Equity investments	1,331	Multiple of adjusted earnings	Multiple of earnings	4.5x - 12.0x (7.8x)
		Consensus pricing (b)	Liquidity discount	0.0% - 40.0%
Residential mortgage servicing rights	1,182	Discounted cash flow	Constant prepayment rate (CPR)	0.0% - 36.0% (9.4%)
			Spread over the benchmark curve (a)	341bps - 1,913bps (850bps)
Commercial mortgage servicing rights	576	Discounted cash flow	Constant prepayment rate (CPR)	7.5% - 43.4% (8.6%)
			Discount rate	3.5% - 7.6% (7.5%)
Other assets – BlackRock Series C Preferred Stock	232	Consensus pricing (b)	Liquidity discount	15.0% - 25.0% (20.0%)
Financial derivatives - BlackRock LTIP	(232)	Consensus pricing (b)	Liquidity discount	15.0% - 25.0% (20.0%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(164)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares Estimated growth rate of Visa Class	164.4% weighted average
			A share price	14.0%
			Estimated length of litigation
			resolution date	Q2 2019
Insignificant Level 3 assets, net of liabilities (c)	80

Total Level 3 assets, net of liabilities (d)	$8,397
(a)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.
(b)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(c)	Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, state and municipal and other debt securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.
(d)	Consisted of total Level 3 assets of $7.6 billion and total Level 3 liabilities of $.3 billion as of June 30, 2017 and $8.8 billion and $.4 billion as of December 31, 2016, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    63

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

Table 50: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2017	December 31 2016	June 30 2017	June 30 2016	June 30 2017	June 30 2016
Assets
Nonaccrual loans	$185	$187	$(23)	$(51)	$(23)	$(58)
OREO and foreclosed assets	70	107	(5)	(6)	(8)	(12)
Insignificant assets	26	19	(5)	(1)	(8)	(4)
Total assets	$281	$313	$(33)	$(58)	$(39)	$(74)
(a)	All Level 3 as of June 30, 2017 and December 31, 2016.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 51: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
June 30, 2017
Assets
Nonaccrual loans	$60	LGD percentage	Loss severity	15.2% - 60.2% (32.0%)
	125	Fair value of property or collateral	Appraised value/sales price	Not meaningful
OREO and foreclosed assets	70	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Insignificant assets	26

Total assets	$281
December 31, 2016
Assets
Nonaccrual loans	$112	LGD percentage	Loss severity	6.0% - 77.1% (31.3%)
	75	Fair value of property or collateral	Appraised value/sales price	Not meaningful
OREO and foreclosed assets	107	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Insignificant assets	19

Total assets	$313

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, please refer to Note 6 Fair Value in our 2016 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow.

64    The PNC Financial Services Group, Inc. – Form 10-Q

Table 52: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2017
Assets
Residential mortgage loans held for sale
Performing loans	$837	$805	$32
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	9	11	(2)
Total	850	820	30
Commercial mortgage loans held for sale (a)
Performing loans	980	1,012	(32)
Nonaccrual loans	2	3	(1)
Total	982	1,015	(33)
Residential mortgage loans
Performing loans	259	293	(34)
Accruing loans 90 days or more past due	356	366	(10)
Nonaccrual loans	204	330	(126)
Total	819	989	(170)
Other assets	237	232	5
Liabilities
Other borrowed funds	$56	$57	$(1)
December 31, 2016
Assets
Residential mortgage loans held for sale
Performing loans	$1,000	$988	$12
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	6	6
Total	1,010	998	12
Commercial mortgage loans held for sale (a)
Performing loans	1,395	1,412	(17)
Nonaccrual loans	5	9	(4)
Total	1,400	1,421	(21)
Residential mortgage loans
Performing loans	247	289	(42)
Accruing loans 90 days or more past due	427	428	(1)
Nonaccrual loans	219	346	(127)
Total	893	1,063	(170)
Other assets	293	288	5
Liabilities
Other borrowed funds	$81	$82	$(1)
(a)	There were no accruing loans 90 days or more past due within this category at June 30, 2017 or December 31, 2016.
The changes in fair value for items for which we elected the fair value option and are included in Noninterest income and Noninterest expense on the Consolidated Income Statement are as follows.

Table 53: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2017	June 30 2016	June 30 2017	June 30 2016
Assets
Residential mortgage loans held for sale	$32	$59	$62	$106
Commercial mortgage loans held for sale	$25	$22	$43	$49
Residential mortgage loans	$7	$11	$11	$17
Other assets	$13	$(3)	$20	$(30)
Liabilities
Other liabilities	$(3)		$(19)
(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

The PNC Financial Services Group, Inc. – Form 10-Q    65

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value

The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on the consolidated balance sheet at fair value as of June 30, 2017 and December 31, 2016.

Table 54: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
June 30, 2017
Assets
Cash and due from banks	$5,039	$5,039	$5,039
Interest-earning deposits with banks	22,482	22,482		$22,482
Securities held to maturity	17,553	17,669	565	16,961	$143
Net loans (excludes leases)	206,935	209,414			209,414
Other assets	5,426	5,967		5,287	680

Total assets	$257,435	$260,571	$5,604	$44,730	$210,237
Liabilities
Deposits	$259,176	$259,030		$259,030
Borrowed funds	55,001	55,686		54,175	$1,511
Unfunded loan commitments and letters of credit	304	304			304
Other liabilities	437	437		437

Total liabilities	$314,918	$315,457		$313,642	$1,815
December 31, 2016
Assets
Cash and due from banks	$4,879	$4,879	$4,879
Interest-earning deposits with banks	25,711	25,711		$25,711
Securities held to maturity	15,843	15,866	540	15,208	$118
Net loans (excludes leases)	199,766	201,863			201,863
Other assets	4,793	5,243		4,666	577

Total assets	$250,992	$253,562	$5,419	$45,585	$202,558
Liabilities
Deposits	$257,164	$257,038		$257,038
Borrowed funds	51,736	52,322		50,941	$1,381
Unfunded loan commitments and letters of credit	301	301			301
Other liabilities	417	417		417

Total liabilities	$309,618	$310,078		$308,396	$1,682

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

66    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 7 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 7 Goodwill and Mortgage Servicing Rights in our 2016 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights

We recognize the right to service mortgage loans for others when we recognize it as an intangible asset and the servicing income we receive is more than adequate compensation. MSRs totaled $1.9 billion and $1.8 billion at June 30, 2017 and December 31, 2016, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 55: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2017	2016	2017	2016
January 1	$576	$526	$1,182	$1,063
Additions:
From loans sold with servicing retained	46	23	28	23
Purchases	34	9	154	105
Changes in fair value due to:
Time and payoffs (a)	(52)	(46)	(85)	(78)
Other (b)	14	(64)	(30)	(339)
June 30	$618	$448	$1,249	$774
Related unpaid principal balance at June 30	$147,531	$142,968	$131,060	$126,172
Servicing advances at June 30	$239	$244	$218	$335
(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis

The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2017 are shown in Tables 56 and 57. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions.

Table 56: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2017	December 31 2016
Fair value	$618	$576
Weighted-average life (years)	4.5	4.6
Weighted-average constant prepayment rate	8.14%	8.61%
Decline in fair value from 10% adverse change	$11	$11
Decline in fair value from 20% adverse change	$22	$21
Effective discount rate	7.60%	7.52%
Decline in fair value from 10% adverse change	$16	$16
Decline in fair value from 20% adverse change	$32	$31

The PNC Financial Services Group, Inc. – Form 10-Q    67

Table 57: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2017		December 31 2016
Fair value	$1,249		$1,182
Weighted-average life (years)	6.5		6.8
Weighted-average constant prepayment rate	9.95%		9.41%
Decline in fair value from 10% adverse change	$48		$45
Decline in fair value from 20% adverse change	$93		$86
Weighted-average option adjusted spread	845	bps	850	bps
Decline in fair value from 10% adverse change	$38		$37
Decline in fair value from 20% adverse change	$74		$72

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.1 billion for both the three months ended June 30, 2017 and 2016 and $.2 billion and $.3 billion for the six months ended June 30, 2017 and 2016, respectively. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

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

The components of our net periodic benefit cost for the three and six months ended June 30, 2017 and 2016, respectively, were as follows:

Table 58: Components of Net Periodic Benefit Cost

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended June 30 In millions	2017	2016	2017	2016	2017	2016
Net periodic cost consists of:
Service cost	$25	$25		$1	$1	$2
Interest cost	44	47	$3	3	3	3
Expected return on plan assets	(71)	(71)			(1)	(1)
Amortization of prior service credit	(1)	(1)			(1)	(1)
Amortization of actuarial losses	10	11	1	1
Net periodic cost/(benefit)	$7	$11	$4	$5	$2	$3

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Six months ended June 30 In millions	2017	2016	2017	2016	2017	2016
Net periodic cost consists of:
Service cost	$51	$51	$1	$1	$2	$3
Interest cost	89	93	6	6	7	7
Expected return on plan assets	(142)	(141)			(2)	(2)
Amortization of prior service credit	(2)	(3)			(1)	(1)
Amortization of actuarial losses	22	22	2	2
Net periodic cost/(benefit)	$18	$22	$9	$9	$6	$7

68    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.

Table 59: Total Gross Derivatives

	June 30, 2017			December 31, 2016
In millions	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for hedging under GAAP
Interest rate contracts (c):
Fair value hedges (d)	$33,057	$201	$63	$34,010	$551	$214
Cash flow hedges (d)	20,875	91	3	20,831	313	71
Foreign exchange contracts:
Net investment hedges	1,003		25	945	25
Total derivatives designated for hedging	$54,935	$292	$91	$55,786	$889	$285
Derivatives not used for hedging under GAAP
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps (d)	$51,993	$355	$152	$49,071	$783	$505
Futures (f)	38,413			36,264
Mortgage-backed commitments	13,095	35	24	13,317	96	56
Other	52,531	10	8	31,907	28	4
Subtotal	156,032	400	184	130,559	907	565
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps (d)	187,675	2,232	1,833	173,777	2,373	2,214
Futures (f)	3,860			4,053
Mortgage-backed commitments	3,375	8	4	2,955	10	8
Other	19,380	81	39	16,203	55	53
Subtotal	214,290	2,321	1,876	196,988	2,438	2,275
Foreign exchange contracts and other	22,991	237	223	21,889	342	309
Subtotal	237,281	2,558	2,099	218,877	2,780	2,584
Derivatives used for other risk management activities:
Foreign exchange contracts and other (g)	6,283	6	321	5,581	40	405
Total derivatives not designated for hedging	$399,596	$2,964	$2,604	$355,017	$3,727	$3,554
Total gross derivatives	$454,531	$3,256	$2,695	$410,803	$4,616	$3,839
Less: Impact of legally enforceable master netting agreements (d)		(1,457)	(1,457)		(2,460)	(2,460)
Less: Cash collateral received/paid (d)		(389)	(634)		(657)	(484)
Total derivatives		$1,410	$604		$1,499	$895
(a)	Included in Other assets on our Consolidated Balance Sheet.
(b)	Included in Other liabilities on our Consolidated Balance Sheet.
(c)	Represents primarily swaps.
(d)	In the first quarter of 2017, PNC changed its accounting treatment for variation margin related to certain derivative instruments cleared through a central clearing house. Previously, variation margin was treated as collateral subject to offsetting. As a result of changes made by the clearing house to its rules governing such instruments with its counterparties, effective for the first quarter of 2017, variation margin will be treated as a settlement payment on the derivative instrument. The impact at June 30, 2017 was a reduction of gross derivative assets and gross derivative liabilities by $.9 billion and $.7 billion, respectively. The accounting change had no impact on the net fair value of the derivative assets and liabilities that otherwise would have been reported on our Consolidated Balance Sheet. See Table 63 for more information.
(e)	Includes both residential and commercial mortgage banking activities.
(f)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.
(g)	Includes our obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

The PNC Financial Services Group, Inc. – Form 10-Q    69

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 60: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges

			Three months ended				Six months ended
			June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
Interest rate contracts	U.S. Treasury and Government Agencies and Other Debt Securities	Investment securities (interest income)	$(34)	$33	$(55)	$56	$(12)	$12	$(209)	$214
Interest rate contracts	Subordinated Debt and Bank Notes and Senior Debt	Borrowed funds (interest expense)	67	(75)	155	(168)	(28)	11	562	(600)
Total (a)			$33	$(42)	$100	$(112)	$(40)	$23	$353	$(386)
(a)	The difference between the gains (losses) recognized in income on derivatives and their related hedged items represents the ineffective portion of the change in value of our fair value hedge derivatives.

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

70    The PNC Financial Services Group, Inc. – Form 10-Q

In the 12 months that follow June 30, 2017, we expect to reclassify net derivative gains of $151 million pretax, or $97 million after-tax, from Accumulated other comprehensive income to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2017. As of June 30, 2017, the maximum length of time over which forecasted transactions are hedged is seven years. During the first six months of 2017 and 2016, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy for all periods presented.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 61: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Three months ended June 30		Six months ended June 30
In millions	2017	2016	2017	2016
Gains (losses) on derivatives recognized in OCI – (effective portion)	$39	$126	$17	$391
Less: Gains (losses) reclassified from accumulated OCI into income – (effective portion)
Interest income	49	64	101	129
Noninterest income		(1)	3	(1)
Total gains (losses) reclassified from accumulated OCI into income – (effective portion)	$49	$63	$104	$128
Net unrealized gains (losses) on cash flow hedge derivatives	$(10)	$63	$(87)	$263
(a)	All cash flow hedge derivatives are interest rate contracts as of June 30, 2017 and June 30, 2016.
(b)	The amount of cash flow hedge ineffectiveness recognized in income was not significant for the periods presented.

Net Investment Hedges

We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. During the first six months of 2017 and 2016, there was no net investment hedge ineffectiveness. Gains (losses) on net investment hedge derivatives recognized in OCI were net losses of $(36) million for the three months ended June 30, 2017 and net losses of $(50) million for the six months ended June 30, 2017, compared with net gains of $80 million for the three months ended June 30, 2016 and net gains of $109 million for the six months ended June 30, 2016.

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP. For additional information on derivatives not designated as hedging instruments under GAAP see Note 13 Financial Derivatives in our 2016 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:

Table 62: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Three months ended June 30		Six months ended June 30
In millions	2017	2016	2017	2016
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$80	$172	$73	$413
Derivatives used for customer-related activities:
Interest rate contracts	$19	$1	$53	$(3)
Foreign exchange contracts and other	40	17	72	46
Gains (losses) from customer-related activities (b)	$59	$18	$125	$43
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	$(106)	$4	$(156)	$(95)
Gains (losses) from other risk management activities (b)	$(106)	$4	$(156)	$(95)
Total gains (losses) from derivatives not designated as hedging instruments	$33	$194	$42	$361
(a)	Included in Residential mortgage, Corporate services and Other noninterest income.
(b)	Included in Other noninterest income.
(c)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

The PNC Financial Services Group, Inc. – Form 10-Q    71

Offsetting, Counterparty Credit Risk and Contingent Features

We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. For additional information on derivative offsetting, counterparty credit risk and contingent features see Note 13 Financial Derivatives in our 2016 Form 10-K.

Table 63 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of June 30, 2017 and December 31, 2016. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 63: Derivative Assets and Liabilities Offsetting

June 30, 2017 In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held / (Pledged) Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
Derivative assets
Interest rate contracts:
Over-the-counter cleared (a)	$497	$185	$244	$68			$68
Exchange-traded	4			4			4
Over-the-counter	2,512	1,184	142	1,186		$68	1,118
Foreign exchange and other contracts	243	88	3	152			152
Total derivative assets	$3,256	$1,457	$389	$1,410	(b)	$68	$1,342
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared (a)	$210	$185		$25			$25
Exchange-traded	1			1			1
Over-the-counter	1,915	1,140	$570	205			205
Foreign exchange and other contracts	569	132	64	373			373
Total derivative liabilities	$2,695	$1,457	$634	$604	(c)		$604

December 31, 2016
In millions
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$1,498	$940	$480	$78			$78
Exchange-traded	9			9			9
Over-the-counter	2,702	1,358	164	1,180		$62	1,118
Foreign exchange and other contracts	407	162	13	232			232
Total derivative assets	$4,616	$2,460	$657	$1,499	(b)	$62	$1,437
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$1,060	$940	$25	$95			$95
Exchange-traded	1			1			1
Over-the-counter	2,064	1,395	431	238			238
Foreign exchange and other contracts	714	125	28	561			561
Total derivative liabilities	$3,839	$2,460	$484	$895	(c)		$895
(a)	Reflects our first quarter 2017 change in accounting treatment for variation margin for certain derivative instruments cleared through a central clearing house. The accounting change reduced the asset and liability gross fair values with corresponding reductions to the fair value and cash collateral offsets, resulting in no changes to the net fair value amounts.
(b)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(c)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

72    The PNC Financial Services Group, Inc. – Form 10-Q

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

At June 30, 2017, we held cash, U.S. government securities and mortgage-backed securities totaling $.7 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.5 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2017 was $1.0 billion for which we had posted collateral of $.6 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2017 would be $.4 billion.

NOTE 10 EARNINGS PER SHARE

Table 64: Basic and Diluted Earnings Per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2017	2016	2017	2016
Basic
Net income	$1,097	$989	$2,171	$1,932
Less:
Net income (loss) attributable to noncontrolling interests	10	23	27	42
Preferred stock dividends	55	42	118	105
Preferred discount accretion and redemptions	2	1	23	3
Net income attributable to common shares	1,030	923	2,003	1,782
Less:
Dividends and undistributed earnings allocated to participating securities	4	6	10	12
Net income attributable to basic common shares	$1,026	$917	$1,993	$1,770
Basic weighted-average common shares outstanding	484	497	486	499
Basic earnings per common share (a)	$2.12	$1.84	$4.10	$3.54
Diluted
Net income attributable to basic common shares	$1,026	$917	$1,993	$1,770
Less: Impact of BlackRock earnings per share dilution	1	3	5	6
Net income attributable to diluted common shares	$1,025	$914	$1,988	$1,764
Basic weighted-average common shares outstanding	484	497	486	499
Dilutive potential common shares	4	6	5	6
Diluted weighted-average common shares outstanding	488	503	491	505
Diluted earnings per common share (a)	$2.10	$1.82	$4.05	$3.49
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

The PNC Financial Services Group, Inc. – Form 10-Q    73

NOTE 11 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first six months of 2016 and 2017 follows:

Table 65: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2016	504	$2,708	$3,452	$12,745	$29,043	$130	$(3,368)	$1,270	$45,980
Net income					1,890			42	1,932
Other comprehensive income (loss), net of tax						606			606
Cash dividends declared
Common ($1.02 per share)					(516)				(516)
Preferred					(105)				(105)
Preferred stock discount accretion			3		(3)
Common stock activity (a)		1		10					11
Treasury stock activity	(11)			(13)			(936)		(949)
Other				(89)				(171)	(260)
Balance at June 30, 2016 (b)	493	$2,709	$3,455	$12,653	$30,309	$736	$(4,304)	$1,141	$46,699
Balance at January 1, 2017	485	$2,709	$3,977	$12,674	$31,670	$(265)	$(5,066)	$1,155	$46,854
Net income					2,144			27	2,171
Other comprehensive income (loss), net of tax						167			167
Cash dividends declared
Common ($1.10 per share)					(540)				(540)
Preferred					(118)				(118)
Preferred stock discount accretion			4		(4)
Redemption of noncontrolling interests					(19)			(981)	(1,000)
Common stock activity (a)		1		9					10
Treasury stock activity	(5)			(232)			(921)		(1,153)
Other				(106)				(100)	(206)
Balance at June 30, 2017 (b)	480	$2,710	$3,981	$12,345	$33,133	$(98)	$(5,987)	$101	$46,185
(a)	Common stock activity totaled less than .5 million shares issued.
(b)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

Warrants

We had 5.1 million, 11.3 million, and 13.4 million warrants outstanding at June 30, 2017, December 31, 2016, and June 30, 2016, respectively. As of June 30, 2017, each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.33 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. The outstanding warrants will expire as of December 31, 2018 and are considered in the calculation of diluted earnings per common share in Note 10 Earnings Per Share in this Report.

On July 6, 2017, PNC declared a quarterly common stock dividend of $.75 per share to shareholders of record as of July 17, 2017. In accordance with the terms of the warrants, the declaration of a dividend in excess of $.66 per share may result in an adjustment to the warrant exercise price and to the warrant share number. As a result of this dividend, the warrant exercise price was reduced from $67.33 to $67.28 per share on July 17, 2017 and the warrant share number remained 1.00.

Noncontrolling Interests

Perpetual Trust Securities

Our noncontrolling interests balance at June 30, 2017 reflected our March 15, 2017 redemption of $1.0 billion Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities issued by PNC Preferred Funding Trusts I and II with current distribution rates of 2.61% and 2.19%, respectively. The Perpetual Trust Securities were subject to replacement capital covenants dated December 6, 2006 and March 29, 2007 benefiting PNC Capital Trust C as the sole holder of $200 million of junior subordinated debentures issued by PNC in June 1998. Upon redemption of the Perpetual Trust Securities, the replacement capital covenants terminated and such debentures ceased being covered debt with respect to the replacement capital covenants.

74    The PNC Financial Services Group, Inc. – Form 10-Q

Details of other comprehensive income (loss) are as follows:

Table 66: Other Comprehensive Income

	Three months ended June 30		Six months ended June 30
In millions	2017	2016	2017	2016
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$169	$286	$236	$805
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	5	8	10	14
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	13	5	6	14
Net increase (decrease), pre-tax	151	273	220	777
Effect of income taxes	(58)	(100)	(83)	(285)
Net increase (decrease), after-tax	93	173	137	492
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	61	17	98	(22)
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income			2
Less: OTTI losses realized on securities reclassified to noninterest income	(1)		(1)	(1)
Net increase (decrease), pre-tax	62	17	97	(21)
Effect of income taxes	(24)	(6)	(37)	8
Net increase (decrease), after-tax	38	11	60	(13)
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	39	126	17	391
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	44	56	90	116
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	5	8	11	13
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income		(1)	3	(1)
Net increase (decrease), pre-tax	(10)	63	(87)	263
Effect of income taxes	4	(23)	32	(96)
Net increase (decrease), after-tax	(6)	40	(55)	167
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	36	(7)	(38)	(5)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	11	12	24	24
Amortization of prior service cost (credit) reclassified to other noninterest expense	(2)	(2)	(3)	(4)
Net increase (decrease), pre-tax	45	3	(17)	15
Effect of income taxes	(17)	(1)	6	(5)
Net increase (decrease), after-tax	28	2	(11)	10
Other
PNC’s portion of BlackRock’s OCI	20	13	22	(12)
Net investment hedge derivatives	(36)	80	(50)	109
Foreign currency translation adjustments and other	38	(81)	54	(112)
Net increase (decrease), pre-tax	22	12	26	(15)
Effect of income taxes	6	(34)	10	(35)
Net increase (decrease), after-tax	28	(22)	36	(50)
Total other comprehensive income, pre-tax	270	368	239	1,019
Total other comprehensive income, tax effect	(89)	(164)	(72)	(413)
Total other comprehensive income, after-tax	$181	$204	$167	$606

The PNC Financial Services Group, Inc. – Form 10-Q    75

Table 67: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at March 31, 2016	$605	$42	$557	$(546)	$(126)	$532
Net activity	173	11	40	2	(22)	204
Balance at June 30, 2016	$778	$53	$597	$(544)	$(148)	$736
Balance at March 31, 2017	$96	$128	$284	$(592)	$(195)	$(279)
Net activity	93	38	(6)	28	28	181
Balance at June 30, 2017	$189	$166	$278	$(564)	$(167)	$(98)
Balance at December 31, 2015	$286	$66	$430	$(554)	$(98)	$130
Net activity	492	(13)	167	10	(50)	606
Balance at June 30, 2016	$778	$53	$597	$(544)	$(148)	$736
Balance at December 31, 2016	$52	$106	$333	$(553)	$(203)	$(265)
Net activity	137	60	(55)	(11)	36	167
Balance at June 30, 2017	$189	$166	$278	$(564)	$(167)	$(98)

NOTE 12 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 12 as well as those matters disclosed in Note 19 Legal Proceedings in Part II, Item 8 of our 2016 Form 10-K and in Note 12 Legal Proceedings in Part I, Item 1 of our first quarter 2017 Form 10-Q (such prior disclosure collectively referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2017, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $425 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

Fulton Financial

In the case pending in the U.S. District Court for the Eastern District of Pennsylvania under the caption Fulton Financial Advisors, N.A. v. NatCity Investments, Inc. (No. 5:09-cv-04855), the court has scheduled the case for trial in February 2018.

76    The PNC Financial Services Group, Inc. – Form 10-Q

Mortgage Repurchase Litigation

In March 2017, we filed a motion to dismiss the complaint in ResCap Liquidating Trust v. PNC Bank, N.A. (No. 17-cv-196-JRT-FLN), which has been consolidated for pre-trial purposes into In Re: RFC and RESCAP Liquidating Trust Litigation (Civil File No. 13-cv-3451 (SRN/JJK/HB)) in the U.S. District Court for the District of Minnesota. In July 2017, the court denied the motion.

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

NOTE 13 COMMITMENTS

In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of June 30, 2017 and December 31, 2016, respectively.

Table 68: Commitments to Extend Credit and Other Commitments

In millions	June 30 2017	December 31 2016
Commitments to extend credit
Total commercial lending	$107,152	$108,256
Home equity lines of credit	17,763	17,438
Credit card	23,345	22,095
Other	4,921	4,192
Total commitments to extend credit	153,181	151,981
Net outstanding standby letters of credit (a)	8,371	8,324
Reinsurance agreements (b)	1,726	1,835
Standby bond purchase agreements (c)	916	790
Other commitments (d)	950	967
Total commitments to extend credit and other commitments	$165,144	$163,897
(a)	Net outstanding standby letters of credit include $3.8 billion and $3.9 billion at June 30, 2017 and December 31, 2016, respectively, which support remarketing programs.
(b)	Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts and reflects estimates based on availability of financial information from insurance carriers. As of June 30, 2017, the aggregate maximum exposure amount comprised $1.5 billion for accidental death & dismemberment contracts and $.2 billion for credit life, accident & health contracts. Comparable amounts at December 31, 2016 were $1.5 billion and $.3 billion, respectively.
(c)	We enter into standby bond purchase agreements to support municipal bond obligations.
(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both June 30, 2017 and December 31, 2016.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 91% and 94% of our net outstanding standby letters of credit were rated as Pass as of June 30, 2017 and December 31, 2016, respectively, with the remainder rated as Below Pass. An internal credit rating of Pass indicates the

The PNC Financial Services Group, Inc. – Form 10-Q    77

expected risk of loss is currently low, while a rating of Below Pass indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2017 had terms ranging from less than 1 year to 8 years.

As of June 30, 2017, assets of $1.2 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at June 30, 2017 and is included in Other liabilities on our Consolidated Balance Sheet.

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

Prior periods presented were revised to conform to the new segment alignment and to our change in internal funds transfer pricing methodology.

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

78    The PNC Financial Services Group, Inc. – Form 10-Q

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

Corporate & Institutional Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. We also provide commercial loan servicing and technology solutions for the commercial real estate finance industry. Products and services are generally provided within our primary geographic markets. We offer certain products and services nationally and internationally.

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

Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At June 30, 2017, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $177 million and $165 million during the first six months of 2017 and 2016, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    79

Table 69: Results of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2017
Income Statement
Net interest income	$1,139	$853	$73		$193	$2,258
Noninterest income	645	588	217	$186	166	1,802
Total revenue	1,784	1,441	290	186	359	4,060
Provision for credit losses (benefit)	50	87	(7)		(32)	98
Depreciation and amortization	47	54	14		128	243
Other noninterest expense	1,323	548	201		164	2,236
Income before income taxes and noncontrolling interests	364	752	82	186	99	1,483
Income taxes (benefit)	134	234	30	42	(54)	386
Net income	$230	$518	$52	$144	$153	$1,097
Average Assets (b)	$88,671	$148,267	$7,516	$7,132	$118,716	$370,302
2016
Income Statement
Net interest income	$1,133	$773	$76		$86	$2,068
Noninterest income	725	539	213	$170	79	1,726
Total revenue	1,858	1,312	289	170	165	3,794
Provision for credit losses	36	70	6		15	127
Depreciation and amortization	45	38	12		120	215
Other noninterest expense	1,260	519	194		172	2,145
Income (loss) before income taxes and noncontrolling interests	517	685	77	170	(142)	1,307
Income taxes (benefit)	189	228	29	36	(164)	318
Net income	$328	$457	$48	$134	$22	$989
Average Assets (b)	$85,348	$140,056	$7,756	$6,919	$118,911	$358,990

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2017
Income Statement
Net interest income	$2,259	$1,655	$144		$360	$4,418
Noninterest income	1,248	1,112	435	$372	359	3,526
Total revenue	3,507	2,767	579	372	719	7,944
Provision for credit losses (benefit)	121	112	(9)		(38)	186
Depreciation and amortization	89	90	25		253	457
Other noninterest expense	2,596	1,096	407		325	4,424
Income before income taxes and noncontrolling interests	701	1,469	156	372	179	2,877
Income taxes (benefit)	258	467	57	83	(159)	706
Net income	$443	$1,002	$99	$289	$338	$2,171
Average Assets (b)	$88,559	$145,445	$7,517	$7,132	$119,717	$368,370
2016
Income Statement
Net interest income	$2,255	$1,559	$153		$199	$4,166
Noninterest income	1,358	980	416	$311	228	3,293
Total revenue	3,613	2,539	569	311	427	7,459
Provision for credit losses (benefit)	108	172	3		(4)	279
Depreciation and amortization	88	74	23		232	417
Other noninterest expense	2,516	1,016	389		303	4,224
Income (loss) before income taxes and noncontrolling interests	901	1,277	154	311	(104)	2,539
Income taxes (benefit)	330	422	57	65	(267)	607
Net income	$571	$855	$97	$246	$163	$1,932
Average Assets (b)	$85,780	$138,663	$7,822	$6,919	$118,267	$357,451
(a)	There were no material intersegment revenues for the three and six months ended June 30, 2017 and 2016.
(b)	Period-end balances for BlackRock.

80    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 15 SUBSEQUENT EVENTS

On July 28, 2017, PNC Bank issued the following:

•

$750 million of senior notes with a maturity date of July 28, 2022. Interest is payable semi-annually at a fixed rate of 2.45% per annum on January 28 and July 28 of each year, beginning on January 28, 2018.

•

$500 million of senior floating rate notes with a maturity date of July 27, 2022. Interest is payable at the 3-month LIBOR rate reset quarterly, plus a spread of .50%, on January 27, April 27, July 27 and October 27 of each year, commencing on October 27, 2017.

The PNC Financial Services Group, Inc. – Form 10-Q    81

STATISTICAL INFORMATION (UNAUDITED)

THE PNC FINANCIAL SERVICES GROUP, INC.

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Six months ended June 30
	2017			2016
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$26,122	$332	2.54%	$24,777	$312	2.51%
Non-agency	3,037	85	5.59%	3,832	88	4.61%
Commercial mortgage-backed	5,705	70	2.45%	6,461	92	2.86%
Asset-backed	5,927	74	2.49%	5,579	63	2.25%
U.S. Treasury and government agencies	12,990	112	1.72%	9,804	76	1.53%
Other	5,193	78	3.00%	4,925	74	3.01%
Total securities available for sale	58,974	751	2.54%	55,378	705	2.54%
Securities held to maturity
Residential mortgage-backed	12,323	173	2.80%	10,061	147	2.92%
Commercial mortgage-backed	1,425	27	3.89%	1,788	32	3.57%
Asset-backed	523	6	2.28%	712	7	1.87%
U.S. Treasury and government agencies	531	8	3.09%	260	5	3.80%
Other	2,024	54	5.31%	2,033	54	5.38%
Total securities held to maturity	16,826	268	3.19%	14,854	245	3.30%
Total investment securities	75,800	1,019	2.69%	70,232	950	2.70%
Loans
Commercial	105,024	1,767	3.35%	99,530	1,550	3.08%
Commercial real estate	29,418	500	3.38%	28,313	477	3.33%
Equipment lease financing	7,550	132	3.49%	7,495	128	3.42%
Consumer	56,591	1,261	4.49%	57,839	1,231	4.28%
Residential real estate	15,741	358	4.55%	14,580	349	4.79%
Total loans	214,324	4,018	3.75%	207,757	3,735	3.58%
Interest-earning deposits with banks	23,363	107	.92%	25,998	65	.50%
Other interest-earning assets	9,076	156	3.46%	7,606	137	3.61%
Total interest-earning assets/interest income	322,563	$5,300	3.29%	311,593	$4,887	3.13%
Noninterest-earning assets	45,807			45,858
Total assets	$368,370			$357,451
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$63,034	$83	.27%	$74,417	$77	.21%
Demand	57,157	31	.11%	50,934	19	.07%
Savings	40,620	88	.44%	25,737	50	.39%
Time deposits	17,136	61	.71%	19,247	63	.66%
Total interest-bearing deposits	177,947	263	.30%	170,335	209	.25%
Borrowed funds
Federal Home Loan Bank borrowings	20,410	119	1.16%	19,285	72	.74%
Bank notes and senior debt	23,910	232	1.93%	21,533	179	1.64%
Subordinated debt	6,854	123	3.57%	8,327	136	3.28%
Other	5,067	39	1.54%	4,484	29	1.31%
Total borrowed funds	56,241	513	1.82%	53,629	416	1.54%
Total interest-bearing liabilities/interest expense	234,188	776	.66%	223,964	625	.56%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	77,710			76,541
Accrued expenses and other liabilities	10,258			10,822
Equity	46,214			46,124
Total liabilities and equity	$368,370			$357,451
Interest rate spread			2.63%			2.57%
Impact of noninterest-bearing sources			.18			.16
Net interest income/margin		$4,524	2.81%		$4,262	2.73%

(a)	Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other noninterest-earning assets). Average balances for certain loans and borrowed funds accounted for at fair value, with changes in fair value recorded in trading noninterest income, are included in noninterest-earning assets and noninterest-bearing liabilities.

82    The PNC Financial Services Group, Inc. – Form 10-Q

Second Quarter 2017			First Quarter 2017			Second Quarter 2016

Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$25,862	$163	2.51%	$26,385	$169	2.57%	$24,856	$153	2.46%
2,947	41	5.58%	3,127	44	5.59%	3,728	44	4.79%
5,493	35	2.56%	5,919	35	2.35%	6,335	46	2.94%
5,863	37	2.48%	5,992	37	2.50%	5,672	33	2.32%
12,881	58	1.78%	13,101	54	1.66%	9,673	37	1.50%
5,093	39	3.08%	5,293	39	2.93%	5,004	38	3.02%
58,139	373	2.56%	59,817	378	2.53%	55,268	351	2.54%

12,790	90	2.82%	11,852	83	2.79%	10,215	72	2.81%
1,393	14	4.30%	1,458	13	3.50%	1,755	16	3.61%
490	3	2.35%	556	3	2.21%	708	4	1.91%
533	4	3.10%	529	4	3.07%	262	3	3.79%
2,007	27	5.28%	2,041	27	5.34%	1,986	26	5.40%
17,213	138	3.22%	16,436	130	3.16%	14,926	121	3.22%
75,352	511	2.71%	76,253	508	2.67%	70,194	472	2.68%

106,944	932	3.45%	103,084	835	3.24%	99,991	779	3.08%
29,655	261	3.48%	29,178	239	3.27%	28,659	229	3.16%
7,602	69	3.65%	7,497	63	3.34%	7,570	65	3.44%
56,342	635	4.52%	56,843	626	4.47%	57,467	610	4.28%
15,830	180	4.55%	15,651	178	4.55%	14,643	177	4.84%
216,373	2,077	3.82%	212,253	1,941	3.67%	208,330	1,860	3.56%
22,543	58	1.04%	24,192	49	.81%	26,463	33	.51%
9,748	82	3.38%	8,395	74	3.54%	7,449	67	3.59%
324,016	$2,728	3.35%	321,093	$2,572	3.22%	312,436	$2,432	3.10%
46,286			45,323			46,554
$370,302			$366,416			$358,990

$62,157	$47	.30%	$63,921	$36	.23%	$72,442	$35	.20%
57,513	17	.12%	56,797	14	.10%	52,218	10	.08%
42,128	47	.45%	39,095	41	.42%	28,131	27	.39%
17,214	32	.73%	17,058	29	.69%	19,056	32	.66%
179,012	143	.32%	176,871	120	.28%	171,847	104	.24%

20,405	63	1.23%	20,416	56	1.09%	18,716	38	.80%
24,817	125	2.00%	22,992	107	1.85%	22,375	92	1.62%
6,607	61	3.66%	7,102	62	3.49%	8,336	68	3.26%
5,695	24	1.67%	4,432	15	1.36%	4,206	14	1.39%
57,524	273	1.89%	54,942	240	1.74%	53,633	212	1.57%
236,536	416	.70%	231,813	360	.62%	225,480	316	.56%

77,375			78,050			75,775
10,432			10,081			11,390
45,959			46,472			46,345
$370,302			$366,416			$358,990
		2.65%			2.60%			2.54%
		.19			.17			.16
	$2,312	2.84%		$2,212	2.77%		$2,116	2.70%

(b)	Loan fees for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016 were $30 million, $24 million and $34 million, respectively. Loan fees for the six months ended June 30, 2017 and June 30, 2016 were $54 million and $60 million, respectively.
(c)	Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. The taxable-equivalent adjustments to net interest income for the three months ended June 30, 2017, March 31, 2017, and June 30, 2016 were $54 million, $52 million, and $48 million, respectively. The taxable-equivalent adjustments to net interest income for the six months ended June 30, 2017 and June 30, 2016 were $106 million and $96 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    83

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Six months ended		Three months ended
In millions	June 30 2017	June 30 2016	June 30 2017	March 31 2017	June 30 2016
Net interest income (GAAP)	$4,418	$4,166	$2,258	$2,160	$2,068
Taxable-equivalent adjustments	106	96	54	52	48
Net interest income (Non-GAAP)	$4,524	$4,262	$2,312	$2,212	$2,116
(a)	The interest income earned on certain earning assets is completely or partially exempt from federal income tax. To provide more meaningful comparisons of net interest income, we use interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP.

TRANSITIONAL BASEL III AND PRO FORMA FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIOS (NON-GAAP) – 2016 PERIODS

	2016 Transitional Basel III (a)		Pro forma Fully Phased-In Basel III (Non-GAAP) (estimated) (b) (c)
Dollars in millions	December 31 2016	June 30 2016	December 31 2016	June 30 2016
Common stock, related surplus and retained earnings, net of treasury stock	$41,987	$41,367	$41,987	$41,367
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(8,974)	(9,008)	(9,073)	(9,124)
Basel III total threshold deductions	(762)	(710)	(1,469)	(1,185)
Accumulated other comprehensive income (d)	(238)	172	(396)	286
All other adjustments	(214)	(158)	(221)	(165)
Basel III Common equity Tier 1 capital	$31,799	$31,663	$30,828	$31,179
Basel III standardized approach risk-weighted assets (e)	$300,533	$297,724	$308,517	$305,918
Basel III advanced approaches risk-weighted assets (f)	N/A	N/A	$277,896	$278,863
Basel III Common equity Tier 1 capital ratio	10.6%	10.6%	10.0%	10.2%
Risk weight and associated rules utilized	Standardized (with 2016 transition adjustments)		Standardized
(a)	Calculated using the regulatory capital methodology applicable to us during 2016.
(b)	PNC utilizes the pro forma fully phased-in Basel III capital ratios, to assess its capital position (without the benefit of phase-ins), as these ratios represent the regulatory capital standards that will ultimately be applicable to PNC under the final Basel III rules.
(c)	Basel III capital ratios and estimates may be impacted by additional regulatory guidance and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of PNC’s models that are integral to the calculation of advanced approaches risk-weighted assets as PNC moves through the parallel run process.
(d)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.
(e)	Basel III standardized approach risk-weighted assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(f)	Basel III advanced approaches risk-weighted assets are based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets. During the parallel run qualification phase PNC has refined the data, models and internal processes used as part of the advanced approaches for determining risk-weighted assets. We anticipate additional refinements may result in increases or decreases to this estimate through the parallel run qualification phase.

84    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the information set forth in Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

ITEM 1A. RISK FACTORS

There are no material changes in our risk factors from those previously disclosed in PNC’s 2016 Form 10-K in response to Part I, Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of our repurchases of PNC common stock during the second quarter of 2017 are included in the following table:

2017 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 – 30	1,696	$118.87	1,691	52,560
May 1 – 31	1,920	$120.65	1,920	50,640
June 1 – 30	2,095	$121.94	2,095	48,545
Total	5,711	$120.60
(a)	Includes PNC common stock purchased in connection with our various employee benefit plans generally related to shares used to cover employee payroll tax withholding requirements. Note 11 Employee Benefit Plans and Note 12 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements of our 2016 Annual Report on Form 10-K include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)	On March 11, 2015, we announced that our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2016, we announced share repurchase programs of up to $2.0 billion for the four quarter period beginning with the third quarter of 2016, including repurchases of up to $200 million related to employee benefit plans. In January 2017, we announced a $300 million increase in our share repurchase programs for this period. In the second quarter of 2017, in accordance with PNC’s 2016 capital plan and under the share repurchase authorization in effect during that period, we repurchased 5.7 million shares of common stock on the open market, with an average price of $120.60 per share and an aggregate repurchase price of $.7 billion. See the Liquidity and Capital Management portion of the Risk Management section in the Financial Review portion of this Report for more information on the share repurchase authorization for the period July 1, 2016 through June 30, 2017 included in the 2016 capital plan accepted by the Federal Reserve.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.56	2017 Form of Performance Restricted Share Units Award Agreement

10.57	2017 Form of Incentive Performance Units Award Agreement

10.58	2017 Form of Performance Restricted Share Units Award Agreement – Senior Leaders Program (Section 16 Executives)

10.59	2017 Form of Cash-Payable Incentive Performance Units Award Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)

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

The PNC Financial Services Group, Inc. – Form 10-Q    85

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

Corporate Governance at PNC

Information about our Board of Directors and its committees and corporate governance at PNC is available on our corporate website at www.pnc.com/corporategovernance including our PNC Code of Business Conduct and Ethics. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) will be posted at this internet address.

Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit,

86    The PNC Financial Services Group, Inc. – Form 10-Q

Nominating and Governance, Personnel and Compensation, or Risk Committees (all of which are posted on the PNC corporate website) may do so by sending their requests to our Corporate Secretary at corporate headquarters at the above address. Copies will be provided without charge to shareholders.

Inquiries

For financial services call 888-762-2265.

Registered shareholders should contact Shareholder Services at 800-982-7652.

Analysts and institutional investors should contact Bryan Gill, Executive Vice President, Director of Investor Relations, at 412-768-4143 or via email at investor.relations@pnc.com.

News media representatives should contact Diane Zappas, Vice President, Corporate Communications, at 412-762-4550 or via email at corporate.communications@pnc.com.

Common Stock Prices/Dividends Declared

The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for our common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared (a)
2017 Quarter
First	$131.83	$113.66	$120.24	$.55
Second	$128.25	$115.45	$124.87	.55
Total				$1.10
2016 Quarter
First	$94.26	$77.67	$84.57	$.51
Second	$90.85	$77.40	$81.39	.51
Third	$91.39	$77.86	$90.09	.55
Fourth	$118.57	$87.34	$116.96	.55
Total				$2.12
(a)	Our Board approved a third quarter 2017 cash dividend of $.75 per common share, which is payable on August 5, 2017.

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

Stock Transfer Agent and Registrar

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

800-982-7652

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 2, 2017 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly

Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    87